Form 10-K
period 1995-12-31
FIRSTCITY FINANCIAL CORP
filed 1996-03-25
CIK 828678

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(MARK ONE)
   /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE TRANSITION PERIOD FRO            TO

                         COMMISSION FILE NUMBER 1-7614

                        FIRSTCITY FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                     76-0243729
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

        6400 IMPERIAL DRIVE, WACO, TX                             76712
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (817) 751-1750
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                              Title of Each Class
                          Common Stock, par value $.01
                    Special Preferred Stock, par value $.01

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES    / /       NO   /X/   (1)

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13, OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.  YES   /X/       NO    / /

     THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 29, 1996 WAS 4,921,422. AS OF SUCH DATE, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES, BASED UPON THE CLOSING PRICE OF THESE SHARES ON THE NASDAQ NATIONAL MARKET SYSTEM, WAS APPROXIMATELY $51,853,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                     PART OF
                                                                                    FORM 10-K
                                                                                    ---------
Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders.........    III

---------------

(1) Prior to July 3, 1995, the registrant (then known as First City Bancorporation of Texas, Inc.) was a debtor-in-possession in a Chapter 11 proceeding. During the period in the preceding twelve months while the registrant was a debtor-in-possession, in lieu of filing reports required by
    Section 13 of 15(d) of the Securities Exchange Act of 1934, registrant filed with the Securities and Exchange Commission, on a monthly basis under cover of Form 8-K, the monthly financial information it was required to file with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division during the pendency of the bankruptcy proceeding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     FirstCity Financial Corporation, a Delaware corporation ("FirstCity" or the "Company"), is a specialized financial services company which evaluates, acquires, manages, services and disposes of portfolios of performing loans, non-performing loans, other real estate and other financial assets (collectively, "purchased asset pools"). A significant amount of loans are secured by real estate located throughout the United States. The Company purchases these asset pools at substantial discounts from their original legal principal amounts from financial institutions, other lenders and regulatory agencies of the United States. Purchased asset pools are acquired in privately negotiated transactions, in sealed bid sales limited to a small number of invited participants, and in public sealed bid sales. Purchased asset pools are acquired on behalf of the Company or its wholly-owned subsidiaries, and on behalf of affiliated partnerships ("acquisition partnerships") in which an affiliate of the Company is the general partner and the Company and other investors are limited partners.

     The Company also services, manages and disposes of all of the assets it, its affiliated acquisition partnerships, or other related entities acquire until they are collected or sold. The Company does not service or manage assets for non-affiliated third parties. In the ordinary course of business, the Company sells assets to commercial banks, investment banks, finance companies and other investment partnerships.

     The Company was formed by the merger of First City Bancorporation of Texas, Inc., a Delaware corporation (the "Debtor"), and J-Hawk Corporation, a Texas corporation ("J-Hawk"), on July 3, 1995. The Debtor was formed as a multi-bank holding company in 1988 for the purpose of reorganizing First City Bancorporation of Texas, Inc., a Texas corporation. Beginning in the summer of 1990, the financial condition of the Debtor began to deteriorate and worsened progressively throughout 1990 and 1991. On October 30, 1992, regulatory agencies closed the Debtor's banks. On October 31, 1992, certain of the Debtor's unsecured creditors filed an involuntary chapter 11 bankruptcy petition against the Debtor in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On November 23, 1992, the Debtor consented to the entry of an order for relief against it under chapter 11 of the Bankruptcy Code. Until July 3, 1995, the Debtor operated its remaining businesses and managed its property as debtor-in-possession.

     J-Hawk is direct successor to a retail products company incorporated in the State of Texas in 1965. J-Hawk commenced its financial services operations in 1986 by purchasing pools of consumer loans from the Federal Deposit Insurance Corporation ("FDIC"). Since 1992, J-Hawk has been a party with Cargill Financial Services Corporation ("CFSC") to agreements ("CFSC Agreements") under which CFSC agreed to provide J-Hawk a fixed monthly payment to defray overhead expenses and to reimburse one-half of all approved due diligence expenses incurred by J-Hawk in the pursuit of prospective portfolio purchases. In return, J-Hawk agreed to offer to CFSC the right to participate as an equity investor in any potential acquisition of assets qualifying for an acquisition partnership. Since the execution of the CFSC Agreements in March 1992 through December 31, 1995, J-Hawk's affiliated acquisition partnerships have acquired over $1.3 billion (original principal amount) of distressed assets for a total consideration of approximately $591 million.

     The Joint Plan of Reorganization by the Debtor, Official Committee of Equity Security Holders, and J-Hawk, with the Participation of Cargill Financial Services Corporation, under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (the "Plan of Reorganization"), was confirmed by the Bankruptcy Court for the Northern District of Texas, Dallas Division, by an order entered on May 31, 1995, and became effective on July 3, 1995. Pursuant to the Plan of Reorganization, and an Agreement and Plan of Merger between the Debtor and J-Hawk, on July 3, 1995, J-Hawk was merged (the "Merger") with and into First City Bancorporation of Texas, Inc. Pursuant to the Merger, (i) the former holders of common stock of J-Hawk received, in the aggregate, approximately 49.9% of the outstanding common stock of the surviving entity, in exchange for their shares of J-Hawk common stock, (ii) approximately 50.1% of the outstanding common stock of the surviving entity was distributed among former security holders of the Debtor pursuant to the Plan, and (iii) the name of the corporation was changed to FirstCity Financial Corporation. As a result of the implementation of the Plan and the consummation of the Merger, FirstCity also issued

(i) $106.7 million of 9% senior subordinated notes, (ii) warrants to purchase 500,000 shares of its common stock at an exercise price of $25 per share, and
(iii) $51.7 million of special preferred stock to certain former security holders of the Debtor.

     Substantially all of J-Hawk's interests in its acquisition partnerships, all of its servicing operations, and all of its leasehold improvements and equipment became assets of FirstCity as a result of the reorganization and merger, and its entire management team became the management of FirstCity. Certain remaining assets and liabilities of J-Hawk were spun out to Combined Financial Corporation (a corporation formed and owned by the former J-Hawk shareholders) in June 1995 prior to the merger.

     Pursuant to the Plan, substantially all of the legal and beneficial interest in the assets of the Debtor, other than $20 million in cash, were transferred to the newly-formed FirstCity Liquidating Trust (the "Trust"), or to subsidiaries of the Trust. Such assets will be liquidated over the life of the Trust pursuant to the terms thereof. FirstCity, as the sole holder of the Class "A" Certificate under the Trust, will receive from the Trust amounts sufficient to pay certain expenses and its obligations under the 9% senior subordinated notes and the special preferred stock. Any amounts in excess of such sums shall be paid to certain of the former security holders of the Debtor pursuant to the terms of the Class "B" and Class "C" certificates of beneficial interests in the Trust. The liquidation of the assets transferred to the Trust will be managed by FirstCity pursuant to an Investment Management Agreement between the Trust and FirstCity.

     In connection with the sale of the Debtor's banks by the FDIC to third-party acquirers (the "Loss-Sharing Banks"), the FDIC guaranteed certain recoveries on loans acquired by the Loss-Sharing Banks. (These agreements are referred to as "Loss-Sharing Agreements".) On July 12, 1995, in order to reduce the uncertain effect of the Loss-Sharing Agreements on future distributions to the Trust by the FDIC, subsidiaries of the Trust purchased assets (the "Loss-Sharing Settlement") for approximately $206 million from the Loss-Sharing Banks. With the purchase of these assets, the Loss-Sharing Banks released the FDIC from its future obligations under the Loss-Sharing Agreements. See financial statements of FirstCity Liquidating Trust appearing elsewhere herein.

     On September 21, 1995, FirstCity acquired the capital stock of Diversified Financial Systems, Inc. and Diversified Performing Assets, Inc. (collectively, "Diversified") for $12.9 million in cash and notes. A portion of the notes ($2.8 million) is contingent upon the future performance of the Diversified portfolios. Diversified also specializes in the acquisition and disposition of distressed loans and loan-related assets. The acquisition, accounted for as a purchase, increased FirstCity's assets by approximately $79 million, including $4.8 million attributable to servicing rights held by Diversified and $4.6 million of goodwill.

EMPLOYEES

     FirstCity had 163 employees as of December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

     James R. Hawkins, 60, has been Chairman of the Board and Chief Executive Officer of FirstCity since July 3, 1995, and of J-Hawk since 1976.

     C. Ivan Wilson, 68, has been Vice Chairman of FirstCity since July 3, 1995, and Chairman of the Board and Chief Executive Officer of the Debtor since 1991. Prior thereto, Mr. Wilson was the Chief Executive Officer of First City,
Texas -- Corpus Christi.

     James T. Sartain, 47, has been President and Chief Operating Officer of FirstCity since July 3, 1995, and of J-Hawk since 1988.

     Rick R. Hagelstein, 49, has been Executive Vice President and Chief Credit Officer of FirstCity since July 3, 1995, and of J-Hawk since 1990. From 1988 to 1990, Mr. Hagelstein was Executive Vice President of ASK Corporation, a manufacturer of solar energy devices.

     Matt A. Landry, Jr., 53, has been Executive Vice President and Chief Financial Officer of FirstCity since July 3, 1995, and of J-Hawk since 1992. From 1988 to 1992, Mr. Landry was President and Chief Operating

Officer and a Director of AmWest Savings Association, a Texas savings and loan association, and served as a director of First American Bank, Bryan, Texas.

     Terry R. DeWitt, 38, has been Senior Vice President responsible for Due Diligence and Investment Evaluation of FirstCity since July 3, 1995, and of J-Hawk since 1992. From 1991 to 1992, Mr. DeWitt was Senior Vice President of the First National Bank of Central Texas, a national banking association, and from 1989 to 1991, he was President of the First National Bank of Goldthwaite, a national banking association.

     Steve Fillip, 44, has been Senior Vice President of FirstCity since July 3, 1995, and of J-Hawk since 1991. Mr. Fillip is currently Manager of Branch-Serviced Assets of FirstCity; prior thereto, he was Due Diligence Manager of J-Hawk. From 1989 to 1991, Mr. Fillip was Executive Vice President and Chief Credit Officer of BancOne, Texas, N.A. (Waco), a national banking association.

     Joe S. Greak, 47, has been Senior Vice President, Tax Director and Secretary of FirstCity since July 3, 1995, and has been the Tax Manager of the Debtor since 1993. From 1992 to 1993, Mr. Greak was the Tax Manager of New First City -- Houston, N.A. Prior thereto, he was Senior Vice President and Tax Director of First City, Texas -- Houston, N.A.

     James C. Holmes, 39, has been Senior Vice President and Manager of Finance, Budget and Information Services of FirstCity since July 3, 1995, and of J-Hawk since 1991. From 1988 to 1991, Mr. Holmes was a Vice President of MBank, Waco, a national banking association.

     Kathy McNair, 46, has been Senior Vice President of FirstCity since July 3, 1995, and of J-Hawk since 1992. Ms. McNair is currently Manager of Credit Administration of FirstCity; prior thereto, she was Credit Administration Manager of a wholly owned subsidiary of J-Hawk. From 1990 to 1992, Ms. McNair was a Vice President of Investors Savings Bank, a savings and loan association, and from 1988 to 1990, Ms. McNair was a Vice President of Old Kent Bank Southwest, a state chartered bank.

     Gary H. Miller, 36, has been Senior Vice President and Controller of FirstCity since July 3, 1995, and of J-Hawk since 1994. From 1990 to 1994, Mr. Miller was a senior manager of Jaynes, Reitmeier, Boyd & Therrell, P.C., an independent public accounting firm. From 1988 to 1990, Mr. Miller was a Vice President of NCNB Texas National Bank, a national banking association.

     Jim W. Moore, 45, has been Senior Vice President and Manager of Waco-Serviced Assets of FirstCity since July 3, 1995, and of J-Hawk since 1992. From 1990 to 1992, Mr. Moore was a management consultant for MBank, Waco, a national banking association, and from 1988 to 1990, Mr. Moore was President and a Director of Central Texas Savings and Loan, a savings and loan association.

     Dan R. Owen, 55, has been Senior Vice President and Manager of Consumer Assets of FirstCity since July 3, 1995, and of J-Hawk since 1992. From 1991 to 1992, Mr. Owen was a Vice President of First Heights Bank, a state chartered bank, and from 1990 to 1991, Mr. Owen was a Liquidator in Charge for Grant Thornton, an independent public accounting firm. From 1988 to 1990, Mr. Owen was a Senior Vice President of First City Bank, Texas, Houston.

COMPETITION

     In its distressed asset acquisition activities, FirstCity competes with investment partnerships created for the primary purpose of acquiring distressed assets, investment banks, private financial services companies generally similar to FirstCity, and sole proprietorships. Some of these competitors have greater financial resources and lower required financial rates of return on investments. FirstCity believes, however, that presently it is one of the largest independent participants in the distressed asset acquisition business and that it has competed effectively in its market as a result of its affiliation with Cargill Financial Services and FirstCity's ongoing funding relationships with several senior lenders, including commercial banks, investment banks and other financial services companies. These relationships permit FirstCity to respond quickly to a prospective seller's requirements and to consummate any acquisition on which it submits an offer. FirstCity has never failed to consummate an acquisition because it could not arrange financing or otherwise meet seller-imposed closing conditions.

ITEM 2. PROPERTIES.

     FirstCity maintains offices in Waco, Dallas and Houston, TX, Philadelphia, PA, Richmond, VA, Hartford, CT, Fort Wayne, IN and Franklin, MA. FirstCity leases all its offices, and other than its current headquarters in Waco, Texas, considers all its offices to be temporary. FirstCity leases its current headquarters building from a related party under a noncancellable operating lease which expires December 2001. All leases of the other offices of FirstCity expire prior to December 31, 1998.

ITEM 3. LEGAL PROCEEDINGS.

     Periodically, FirstCity and the acquisition partnerships are parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involved in servicing real property loans and other issues incident to FirstCity business. FirstCity does not believe that there is any proceeding threatened or pending against FirstCity or the acquisition partnerships which, if determined adversely, would have a material adverse effect on the financial position or results of operations of FirstCity or the acquisition partnerships.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY -- HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Debtor's common stock (FBTEQ) was traded over the counter. High and low stock prices for the periods indicated are displayed in the following table:

                                                               1995                1994
                                                          ---------------     ---------------
                                                           MARKET PRICE        MARKET PRICE
    QUARTER ENDED                                         HIGH       LOW      HIGH       LOW
    -------------                                         -----     -----     -----     -----
    March 31............................................. $0.87     $0.25     $3.75     $2.12
    June 30..............................................  0.75      0.37      2.37      0.63
    September 30(1)......................................  0.63      0.25      2.13      0.63
    December 31..........................................    --        --      1.75      0.25

---------------

(1) Through July 3, 1995, the date of the Merger.

     Certain information concerning the common stock of FirstCity is included elsewhere herein under the heading "Management's Discussion and Analysis -- Common and Preferred Stock Data," and under Notes 2 and 7 to the Consolidated Financial Statements, included elsewhere herein.

ITEM 6. SELECTED FINANCIAL DATA.

     Selected Financial Data is presented elsewhere herein under the heading "Selected Financial Data" in Item 8 -- Financial Statements and Supplementary Data. The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report and with the related Consolidated Financial Statements and Notes thereto under Item 8 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On July 3, 1995, FirstCity Financial Corporation ("FirstCity") was formed by the merger of J-Hawk Corporation ("J-Hawk") and First City Bancorporation of Texas, Inc. ("FCBOT"). For accounting purposes, the merger transaction was treated as an acquisition of FCBOT by J-Hawk. Accordingly, financial information prior to the merger date reflects the historical financial position and results of operations of J-Hawk.

INTRODUCTION

     FirstCity is a specialized financial services company which evaluates, acquires, manages, services, and disposes of portfolios of performing loans, non-performing loans, other real estate and other financial assets (collectively, "purchased asset pools"). Purchased asset pools are acquired by FirstCity or its wholly-owned subsidiaries and through partnerships ("acquisition partnerships") in which an affiliate of FirstCity is the general partner and FirstCity and other investors are limited partners.

     In conjunction with the merger, the shareholders of J-Hawk received approximately 49.9% of FirstCity's common stock and the shareholders of FCBOT received approximately 50.1% of FirstCity's common stock. FirstCity also issued $106.7 million in senior subordinated notes, $51.7 million in special preferred stock and warrants to purchase 500,000 shares of its common stock at an exercise price of $25 per share. See Note 2 to the consolidated financial statements.

     In connection with the merger, substantially all of the assets of FCBOT, other than $20 million in cash, were transferred to the newly-formed FirstCity Liquidating Trust (the "Trust"). FirstCity, as the sole holder of the Class "A" Certificate under the Trust, will receive from the Trust amounts sufficient to pay certain expenses, to retire the senior subordinated notes and to redeem and pay dividends on the special preferred stock. The liquidation of the assets transferred to the Trust will be managed by FirstCity for a servicing fee. See financial statements of the Trust included elsewhere herein.

     J-Hawk merged substantially all of its interests in acquisition partnerships, all of its servicing operations and its entire management team into FirstCity. All of J-Hawk's remaining assets and liabilities, principally purchased asset pools, related notes payable to banks, and receivables and payables to related parties, were spun out to a company (Combined Financial Corporation) owned by former J-Hawk shareholders in June 1995.

     On September 21, 1995, FirstCity acquired the capital stock of Diversified Financial Systems, Inc. and Diversified Performing Assets, Inc. ("Diversified") for $12.9 million in cash and notes. A portion ($2.8 million) of the notes is contingent upon the future performance of the Diversified portfolios. Diversified also specializes in the acquisition and disposition of distressed loans and loan-related assets. The acquisition, accounted for as a purchase, increased FirstCity's assets by approximately $79 million, including $4.8 million attributable to servicing rights held by Diversified and $4.6 million of goodwill.

     The following table summarizes FirstCity's performance since 1993.

                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

                                                               1995         1994         1993
                                                              -------      -------      -------
                                                                (AMOUNTS IN THOUSANDS, EXCEPT
                                                                       PER SHARE DATA)
Income:
  Net gain on purchased asset pools.........................  $11,984      $ 7,636      $ 9,495
  Servicing fees............................................   10,903        8,080        5,266
  Interest income on Class "A" Certificate..................    8,597           --           --
  Other interest income.....................................    1,572           69           97
  Rental income on purchased real estate pools..............    1,277           --           --
  Other income..............................................    1,356          921          357
                                                              -------      -------      -------
          Subtotal..........................................   35,689       16,706       15,215
                                                              -------      -------      -------
Expenses:
  Interest on senior subordinated notes payable.............    4,721           --           --
  Interest on other notes payable...........................    4,284        1,812        1,109
  Salaries and benefits.....................................    8,094        7,252        6,995
  Amortization..............................................    1,534           --           --
  Other general and administrative expense..................    5,221        5,991        5,950
                                                              -------      -------      -------
          Subtotal..........................................   23,854       15,055       14,054
                                                              -------      -------      -------
Equity earnings of acquisition partnerships.................    3,834        7,497        8,058
                                                              -------      -------      -------
Earnings before income taxes................................   15,669        9,148        9,219
                                                              -------      -------      -------
Provision for income taxes..................................      936        3,121        3,035
                                                              -------      -------      -------
Net earnings................................................  $14,733      $ 6,027      $ 6,184
                                                              =======      =======      =======
Special preferred dividends.................................    3,876           --           --
                                                              -------      -------      -------
Net earnings to common......................................  $10,857      $ 6,027      $ 6,184
                                                              =======      =======      =======
Net earnings per share......................................  $  2.98      $  2.37      $  2.43
Average shares outstanding..................................    3,642        2,544        2,544
Return on average equity....................................     34.5%        33.7%        51.3%

                             RESULTS OF OPERATIONS

COMPONENTS OF EARNINGS

     FirstCity's earnings are generally derived from the following categories:
(1) net gains on the dispositions of purchased asset pools, (2) asset servicing fees from acquisition partnerships and other affiliated companies, (3) equity earnings from acquisition partnerships in which FirstCity owns a limited partnership interest and (4) interest income on the Class "A" Certificate of the FirstCity Liquidating Trust. From these sources of revenue, expenses for interest on acquisition and operating debt and administrative costs are deducted to arrive at net earnings of the company.

     Net gains on purchased asset pools are recognized based on the collections from the assets comprising the purchased asset pools in excess of the cost of such pools. Upon acquisition of a pool, FirstCity estimates the future collections of that pool. The percentage of total cost to total estimated collections is applied to all realized collections to arrive at cost of those collections. The collections less allocated cost generates the net gain on purchased asset pools. On a periodic basis, the future estimated collections are evaluated and changed, and such changes are taken into effect prospectively in the future calculations of net gains.

     Many of the assumptions upon which the future collections from purchased asset pools are based, and therefore the gross profit recognized upon collections, are subject to significant uncertainties. Additionally, unanticipated events and circumstances may occur. Consequently, there may be differences between current recognized gross profit rates and actual results achieved over the life of a portfolio. FirstCity believes that financial institutions and other lenders will continue to offer asset pools as a result of their continuing consolidation and investor and regulatory pressure to dispose of non-performing and under-performing assets. However, changes in the regulatory environment could cause the asset pool sales to decline in the future. When FirstCity acquires asset pools, cash flows and sale prices are projected based upon the economic conditions then prevailing and projected in the United States and in the economic region in which the assets are situated. If such economic conditions deteriorate, FirstCity's earnings from its then existing asset portfolios may be adversely affected.

     Service fee revenues from serviced assets come from primarily two sources. First, the acquisition partnerships have contracted with FirstCity to manage and dispose of assets for fees generally ranging from 3% to 6% of gross collections. Second, FirstCity has contracted with affiliated parties to manage and dispose of assets pursuant to fee structures similar to the fee structures for the acquisition partnerships. The two most significant affiliated parties are the Trust and Combined Financial Corporation. Levels of service fee revenue from acquisition partnerships bear a direct relationship to cash collections on serviced assets and the corresponding fee arrangement with such partnerships.

     Equity in earnings of acquisition partnerships represents FirstCity's earnings derived from ownership in nineteen limited partnerships. Earnings of the partnerships are a function of the timing and mix of collections received on the purchased asset pools within each partnership, net of amortization of the cost of the asset pool and of overhead, which includes asset level expenses and interest on senior and subordinated debt. Collections from liquidation of the assets within the purchased asset pools may vary significantly during the year and during the life of a partnership, with the result being potentially significant variations in earnings from acquisition partnerships on a comparative period to period basis. The cost of each purchased asset pool is amortized based on the relationship of the cost of the pool of assets to estimated collections. This margin varies by partnership and will fluctuate as revisions are made to the estimated remaining collections within a particular purchased asset pool.

     Other factors affecting earnings from net gain on purchased asset pools and equity earnings of acquisition partnerships are the amounts of debt and other expenses associated with a pool of purchased assets. Generally, in the earlier stages of the life of a pool, the interest expense is higher due to higher levels of indebtedness and other expenses are higher due to the start up costs associated with the acquisition of a pool. As a pool matures, collections are used to reduce the debt and the other expenses decrease, thus resulting in increased profits from the pool or partnership during the latter stages of the partnership's life cycle. Most of the indebtedness incurred by FirstCity and its acquisition partnerships is floating rate debt, the rates of which change when certain short term benchmark rates increase. If these benchmark rates increase beyond what FirstCity had originally projected, the profitability of FirstCity and the acquisition partnerships will be adversely affected.

     FirstCity receives interest income on the outstanding balance of the Class "A" Certificate of FirstCity Liquidating Trust. This interest income is fully offset by the interest expense related to the senior subordinated notes and the accrued but not declared dividends on the special preferred stock, resulting in no effect to earnings to common shareholders.

     The following table analyzes the composition of FirstCity's major revenue sources:

                          ANALYSIS OF REVENUE SOURCES

                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                   (DOLLARS IN THOUSANDS)
SERVICE FEE REVENUES
Acquisition partnerships
  $ collected..............................................  $188,934     $206,627     $117,176
  Service fee revenue......................................     6,834        7,940        5,161
  Average service fee %....................................      3.62%        3.84%        4.40%

Trust
  $ collected
     FDIC receivable.......................................  $ 30,000           --           --
     Other trust assets....................................    77,371           --           --
  Service fee revenue......................................     3,110           --           --
  Average service fee %....................................      2.90%          --           --

Other affiliated entities
  $ collected..............................................  $ 18,218     $  3,741     $  1,821
  Service fee revenue......................................       959          140          105
  Average service fee %....................................      5.26%        3.74%        5.77%

Total service fees
  $ collected..............................................  $314,523     $210,368     $118,997
  Service fee revenue......................................    10,903        8,080        5,266
  Average service fee %....................................      3.47%        3.84%        4.43%

EQUITY EARNINGS IN ACQUISITION PARTNERSHIPS
Asset portfolios purchased.................................  $101,626     $202,761     $222,028
Average FirstCity investment...............................    14,429       15,180       13,206
Equity earnings in investments.............................     3,834        7,497        8,058

GAINS ON PURCHASED ASSET POOLS
Asset portfolios purchased.................................  $111,561     $ 27,869     $  6,898
$ collected................................................    44,760       18,341       19,361
Net gain on collections....................................    11,984        7,636        9,495
Profit margin on purchased asset pools.....................     26.77%       41.63%       49.04%

     The following table analyzes operations of acquisition partnerships:

                      ANALYSIS OF ACQUISITION PARTNERSHIPS

                                                                1995         1994        1993
                                                              --------     --------     -------
                                                                   (DOLLARS IN THOUSANDS)
GAINS ON DISPOSITION OF ASSET POOLS
Total gain on disposition of asset pools....................  $ 51,370     $ 63,439     $39,543
Variance from previous year due to:
Collection levels...........................................    (5,432)      30,187      27,657
Gross profit margins........................................    (7,258)      (3,567)     (2,002)
Mix.........................................................       621       (2,724)     (3,235)
                                                              --------     --------     -------
          Total variance from previous year.................   (12,069)      23,896      22,420

COST OF BORROWINGS
Interest expense............................................  $ 27,034     $ 22,544     $ 9,577
Average borrowings..........................................   217,886      204,863      72,441
Weighted average rate.......................................     12.41%       11.00%      13.22%

OTHER EXPENSES
Service fee expense.........................................  $  6,834     $  7,940     $ 5,161
Legal.......................................................     2,109        3,864       1,635
Property protection.........................................     3,797        6,523       1,145
Other.......................................................     2,054        3,342       1,279
                                                              --------     --------     -------
          Total other expenses..............................    14,794       21,669       9,220

                             1995 COMPARED TO 1994

     Net earnings in 1995 were $14.7 million, up 144% from $6.0 million in 1994. Net earnings to common in 1995 were $10.9 million, up 80% from $6.0 million in 1994. On a per share basis, earnings attributable to common equity were $2.98 for 1995 compared to $2.37 per share for 1994, a 26% increase. Results for periods prior to July 3, 1995 reflect the historical net earnings of J-Hawk. The related earnings per share are restated to reflect the equivalent number of FirstCity common shares issued to the J-Hawk shareholders in connection with the merger of J-Hawk and FCBOT.

     NET GAIN ON PURCHASED ASSET POOLS. The net gain on purchased asset pools increased 57% to $12.0 million in 1995 from $7.6 million in 1994. The 1995 gain includes approximately $3 million from the sale of $12 million in loans to a partnership owned by certain executive officers of J-Hawk, as part of the spin off transaction completed in conjunction with the merger. Even with the spin off of $12 million in asset pools in connection with the merger in June 1995, the average investment in purchased asset pools in 1995 of $47.0 million exceeded the average investment levels for 1994 of $16.7 million, with the resulting gain on disposition of purchased asset pools higher in 1995 due to increased levels of collections and larger asset pools. The profit margin on collections in 1995 was 26.77% as compared to 41.63% in 1994.

     SERVICING FEES. Servicing fees grew to $10.9 million in 1995 from $8.1 million in 1994, an increase of 35%. Excluding $3.1 million in fees from collection of Trust assets, servicing fees were relatively flat, as compared with 1994 because of similar collection levels achieved in the remaining serviced asset pools.

     INTEREST INCOME AND EXPENSE. As a result of the merger, interest income on the Class A Certificate was recorded in 1995, representing reimbursement to FirstCity (by the Trust) of interest expense of $4.7 million on the senior subordinated notes and accrual of dividends of $3.9 million on special preferred stock. Other interest income resulted primarily from loans acquired in the Diversified transaction. Interest expense on other notes payable rose in proportion to higher volumes of debt associated with purchased asset pools.

     OTHER INCOME. Rental income on purchased real estate pools resulted from a 1995 acquisition of a pool consisting entirely of real estate assets. On such purchases, the net operating income derived from such assets is recognized as other income with gains on sales recognized upon disposition of the asset.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses increased 12%, reflecting higher staffing costs since acquiring Diversified and amortization of goodwill and servicing rights in 1995 (none in 1994).

     EQUITY IN EARNINGS OF ACQUISITION PARTNERSHIPS. Equity earnings of acquisition partnerships in 1995 decreased $3.7 million from 1994. Collections in the acquisition partnerships decreased $18 million, or 9%, and caused a reduction in gross profit of $5.4 million. The gross profit margin declined 3.5% from 30.7% in 1994 to 27.2% in 1995 and reduced gross profit by $7.3 million. This reduction in gross profit margin is due to collections from lower profit margin pools that comprised a larger percentage of overall collections of acquisition partnerships. These lower profit margin pools are pools acquired more recently and have lower margins as a result of the purchase of higher quality assets and increased competition for the purchases of such pools.

     FEDERAL INCOME TAXES. Federal income taxes are provided at 35% of taxable income in 1995. FirstCity believes net operating loss carryforwards are available to FirstCity after July 3, 1995, and are recognized as an offset to the provision in the period during which the benefit is realized. As discussed in Note 8 to the consolidated financial statements, the company has established a valuation allowance equal to its net deferred tax assets. Accordingly, no deferred tax benefit has been recognized.

     Although FirstCity believes that the net operating loss carryforwards are available to offset future taxable earnings of FirstCity, there is no authority governing many of the tax aspects of the merger because some determinations primarily may be questions of fact. Additionally, no ruling has been obtained from the Internal Revenue Service regarding the availability of the net operating loss carryforwards to FirstCity; therefore, there can be no assurances that the availability of the net operating loss carryforwards will not be successfully challenged by the Internal Revenue Service.

                             1994 COMPARED TO 1993

     Net earnings were $6.0 million, or $2.37 per share, in 1994 compared to $6.2 million, or $2.43 per share, in 1993.

     NET GAIN ON PURCHASED ASSET POOLS. The net gain on purchased assets declined $1.9 million in 1994 from the 1993 level, reflecting a lower level of collections and decline in gross margin on such purchased asset pools from 49.0% to 41.6%.

     SERVICING FEES. Servicing fees increased 53% to $8.1 million in 1994 from $5.3 million in 1993, primarily because acquisition partnership collections rose from $117 million to $207 million. The average fee received declined in 1994 to 3.84% from 4.43%, reflecting a larger percentage of collections from partnerships with lower fee arrangements.

     INTEREST EXPENSE. A higher level of interest expense in 1994 was produced by rising interest rates and increased average volumes of debt associated with purchased asset pools.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses were relatively flat year to year, increasing only 2.3% over the 1993 level, primarily as result of increased staffing.

     EQUITY IN EARNINGS OF ACQUISITION PARTNERSHIPS. Although collections by acquisition partnerships nearly doubled in 1994, net income as a percentage of collections declined from 17.7% in 1993 to 9.3% in 1994 because of higher interest costs (as a percentage of collections) and lower gross margins. Therefore, equity in earnings of acquisition partnerships was down 7% from 1993 levels.

     FEDERAL INCOME TAXES. Federal income taxes approximated the 34% statutory rate in 1994 and 1993.

                        LIQUIDITY AND CAPITAL RESOURCES

     Generally, the liquidity needs of FirstCity are for operations, payment of debt and acquisitions of asset portfolios, investments in and advances to acquisition partnerships and other investments by the company. The sources of liquidity come from funds generated from operations, distributions from the "A" Certificate of the Trust (FirstCity, as the sole holder of the Class "A" Certificate under the Trust, will receive from the Trust amounts sufficient to pay certain expenses, to retire the senior subordinated notes and to redeem and pay dividends on the special preferred stock), the $20 million in equity as a result of the merger with FCBOT, equity distributions from acquisition partnerships and short term borrowings from lines of credit and other specific purpose short term borrowings.

     FirstCity experienced significant asset growth during 1995. Total assets grew to $309 million reflecting a very active period of portfolio acquisitions. FirstCity contributed equity and advanced funds to acquisition partnerships totaling $13.3 million to facilitate the purchase of $102 million in portfolios of distressed assets during 1995. The company also completed its acquisition of the Diversified companies in late September. This acquisition combined with other direct portfolio acquisitions increased FirstCity's asset base by $121 million during 1995.

     FirstCity reached an agreement with Cargill Financial Services Corporation during 1995 which calls for Cargill to provide a $25 million credit facility, secured by substantially all of the unencumbered assets of FirstCity, to fund future equity investments in asset acquisitions. At year-end 1995, borrowings under the facility were $5.2 million.

     Since FirstCity's equity investment in acquisition partnerships normally is 2% of the purchase price of the asset pool, FirstCity believes liquidity from the sources described above should be sufficient for continued growth in partnership formation. Other sources of liquidity, including the Cargill credit facility, and funding from senior lenders providing funding for acquisition partnership formation and direct portfolio acquisitions, should prove adequate to continue to fund the company's other contemplated investment activities.

     FirstCity attributes a significant portion of its recent financial success to its affiliation with Cargill. Participation by Cargill in a transaction provides assurances to any potential seller of a portfolio of distressed assets that FirstCity will have the financial ability to consummate the targeted portfolio acquisition. In addition, FirstCity believes that Cargill's general reputation in the financial markets provides FirstCity with more opportunities to acquire portfolios than FirstCity would otherwise have acting alone. Discontinuation of this arrangement with Cargill could have a negative economic impact upon the continued results of operations of FirstCity.

     FirstCity's continued success in its distressed asset acquisition business is dependent upon the availability of senior debt financing for the acquisition partnerships. Although FirstCity continues to enjoy good relationships with its current lenders and to develop new sources of senior debt financing, there can be no assurances that these and other sources of senior debt financing will be available in the future.

     In connection with the merger, FCBOT contributed $20 million in cash to FirstCity, substantially increasing the capital base and liquidity of the company to support future investments and acquisition activities. At December 31, 1995, total common equity was $46.3 million and is considered by management adequate to support the current capital requirements and planned growth of the company.

                        COMMON AND PREFERRED STOCK DATA

     FirstCity's common (FCFC) and special preferred (FCFCP) shares were listed on the Nasdaq National Market System effective November 3, 1995, and were traded over the counter beginning July 3, 1995. The high and low common stock prices through year-end 1995 were $18.50 and $12.00 in the third quarter and $22.38 and $15.13 in the fourth quarter. The high and low special preferred stock prices through year-end 1995 were $22.38 and $19.75 in the third quarter and $23.83 and $21.31 in the fourth quarter. The number of common stockholders of record on December 31, 1995 was approximately 560.

     The company believes that the best use of its available cash is investment in purchased asset pools or acquisition partnerships; therefore, no dividends have been paid on common stock and none are expected to be paid in the foreseeable future. Dividends of $.7875 per share on special preferred stock were accrued but not declared in each of the third and fourth quarters of 1995.

                                 FOURTH QUARTER

     Net earnings for the fourth quarter of 1995 were $5.6 million. After dividends accrued but not declared on the company's special preferred stock, earnings attributable to common equity were $3.7 million, or $.75 per share. These results represent an annualized return on average equity of 33.1 percent. Earnings for the fourth quarter of 1994 were $2.4 million, or $.94 per share, representing 47.9 percent annualized return on average equity.

     The following table presents a summary of operations for the fourth quarters of 1995 and 1994.

                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

                                                                             1995        1994
                                                                            FOURTH      FOURTH
                                                                            QUARTER     QUARTER
                                                                            -------     -------
                                                                           (DOLLARS IN THOUSANDS,
                                                                           EXCEPT PER SHARE DATA)
Income....................................................................  $16,639     $ 5,423
Expenses..................................................................   12,694       6,053
Equity earnings of acquisition partnerships...............................    1,665       4,280
                                                                            -------      ------
Earnings before income taxes..............................................    5,610       3,650
Provision for income taxes................................................       --       1,259
                                                                            -------      ------
Net earnings..............................................................  $ 5,610     $ 2,391
                                                                            =======      ======
Special preferred dividends...............................................    1,938          --
                                                                            -------      ------
Net earnings to common....................................................  $ 3,672     $ 2,391
                                                                            =======      ======
Net earnings per share....................................................  $  0.75     $  0.94
                                                                            =======      ======

     Income more than tripled due to higher volumes of collections on asset pools and three new revenue sources that did not exist in 1994: servicing fees from the Trust, interest income on the Class "A" Certificate and rental income on purchased real estate pools. Expenses were up primarily as a result of interest expense on senior subordinated notes (none in 1994), interest expense on higher volumes of notes payable to banks and amortization of intangibles (none in 1994). Equity earnings of acquisition partnerships did not reach the level of the 1994 fourth quarter due to reduced collections and lower gross profit margins in 1995.

                       EFFECT OF NEW ACCOUNTING STANDARDS

     In 1996 FirstCity will adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and No. 123, "Accounting for Stock-Based Compensation". FirstCity does not believe the adoption of these new standards will have a material impact on the financial condition or results of operations of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1995        1994
                                                                          --------     -------
                                                                              (DOLLARS IN
                                                                           THOUSANDS, EXCEPT
                                                                            PER SHARE DATA)
Cash and equivalents....................................................  $  8,370     $ 4,150
Purchased asset pools, net..............................................    95,939      30,262
Equity investments in and advances to acquisition partnerships..........    26,187      14,391
Class "A" Certificate of FirstCity Liquidating Trust....................   162,245          --
Other assets............................................................    16,148       3,479
                                                                          --------     -------
          Total Assets..................................................  $308,889     $52,282
                                                                          ========     =======

                LIABILITIES, SPECIAL PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable, secured................................................  $ 85,518     $25,527
  Senior subordinated notes payable.....................................   106,690          --
  Notes payable to others...............................................     8,988          --
  Payable to stockholders and officers..................................        --       1,571
  Other liabilities.....................................................     5,887       4,017
                                                                          --------     -------
  Total Liabilities.....................................................   207,083      31,115
                                                                          --------     -------
Commitments and contingencies...........................................        --          --
Special preferred stock, including dividends of $3,876 (nominal stated
  value of $21.00 per share; 2,500,000 shares authorized; 2,460,911
  issued and outstanding)...............................................    55,555          --
Shareholders' equity:
  Optional preferred stock (par value $.01 per share; 100,000,000 shares
     authorized; no shares issued or outstanding).......................        --          --
  Common stock (par value $.01 and $10 per share; 100,000,000 and
     2,000,000 shares authorized; issued and outstanding: 4,921,422 and
     157,416 shares, for 1995 and 1994, respectively)...................        49       1,574
  Paid in capital.......................................................    22,916       1,812
  Retained earnings.....................................................    23,286      17,781
                                                                          --------     -------
          Total Shareholders' Equity....................................    46,251      21,167
                                                                          --------     -------
          Total Liabilities, Special Preferred Stock and Shareholders'
             Equity.....................................................  $308,889     $52,282
                                                                          ========     =======

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                 (AMOUNTS IN THOUSANDS, EXCEPT
                                                                        PER SHARE DATA)
Proceeds from disposition and payments received on purchased
  asset pools.................................................  $44,760     $18,341     $19,361
Cost of purchased asset pools.................................   32,776      10,705       9,866
                                                                -------     -------     -------
  Net gain on purchased asset pools...........................   11,984       7,636       9,495
Other income:
  Servicing fees..............................................   10,903       8,080       5,266
  Interest income on Class "A" Certificate....................    8,597          --          --
  Rental income on purchased real estate pools................    1,277          --          --
  Other.......................................................    2,928         990         454
                                                                -------     -------     -------
                                                                 35,689      16,706      15,215
                                                                -------     -------     -------
Expenses:
  Interest on senior subordinated notes payable...............    4,721          --          --
  Interest on other notes payable.............................    4,284       1,812       1,109
  Salaries and benefits.......................................    8,094       7,252       6,995
  Amortization................................................    1,534          --          --
  Other general and administrative............................    5,221       5,991       5,950
                                                                -------     -------     -------
                                                                 23,854      15,055      14,054
                                                                -------     -------     -------
Equity in earnings of acquisition partnerships................    3,834       7,497       8,058
                                                                -------     -------     -------
  Earnings from operations before income taxes................   15,669       9,148       9,219
Provision for income taxes....................................      936       3,121       3,035
                                                                -------     -------     -------
          Net earnings........................................  $14,733     $ 6,027     $ 6,184
                                                                =======     =======     =======
Special preferred dividends...................................    3,876          --          --
                                                                -------     -------     -------
Net earnings to common shareholders...........................  $10,857     $ 6,027     $ 6,184
                                                                =======     =======     =======
Net earnings per share........................................  $  2.98     $  2.37     $  2.43
                                                                =======     =======     =======
Weighted average shares outstanding...........................    3,642       2,544       2,544
                                                                =======     =======     =======

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                            TOTAL
                                                         COMMON    PAID IN   RETAINED   SHAREHOLDERS'
                                                          STOCK    CAPITAL   EARNINGS      EQUITY
                                                         -------   -------   --------   -------------
                                                                    (DOLLARS IN THOUSANDS)
Balances, January 1, 1993..............................  $   393   $ 1,812   $  6,751      $ 8,956
Net earnings for 1993..................................       --        --      6,184        6,184
Stock dividend (39,354 shares).........................      394        --       (394)          --
                                                         -------   -------    -------      -------
Balances, December 31, 1993............................      787     1,812     12,541       15,140
Net earnings for 1994..................................       --        --      6,027        6,027
Stock dividend (78,708 shares).........................      787        --       (787)          --
                                                         -------   -------    -------      -------
Balances, December 31, 1994............................    1,574     1,812     17,781       21,167
Common stock issued (5,935 shares).....................       59       720         --          779
Common stock retired (11,080 shares)...................     (111)   (1,089)        --       (1,200)
Net assets spun off to Combined Financial
  Corporation..........................................       --        --     (5,352)      (5,352)
Merger with First City Bancorporation of Texas, Inc....   (1,473)   21,473         --       20,000
Net earnings for 1995..................................       --        --     14,733       14,733
Preferred stock dividends..............................       --        --     (3,876)      (3,876)
                                                         -------   -------    -------      -------
Balances, December 31, 1995............................  $    49   $22,916   $ 23,286      $46,251
                                                         =======   =======    =======      =======

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1995         1994        1993
                                                              --------     --------     -------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................  $ 14,733     $  6,027     $ 6,184
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Cost of collections....................................    32,776       10,705       9,866
     Purchase of asset pools................................   (42,727)     (27,869)     (6,898)
     Equity in earnings of acquisition partnerships.........    (3,834)      (7,497)     (8,058)
     Collections on performing asset pools..................     1,293           --          --
     Deferred income tax expense (benefit)..................       (64)       1,481      (1,916)
     Depreciation and amortization..........................     1,886          299         156
     (Increase) decrease in other assets....................   (10,881)         270       1,324
     Increase (decrease) in other liabilities ..............       (25)         278       3,104
                                                              --------     --------     -------
          Net cash provided by (used in) operating
            activities......................................    (6,843)     (16,306)      3,762
                                                              --------     --------     -------
Cash flows from investing activities:
  Advances to acquisition partnerships......................    (9,755)          --          --
  Payments on advances to acquisition partnerships..........       169           --          --
  Investment in Diversified entities........................    (7,753)          --          --
  Property and equipment, net...............................    (1,385)        (435)       (473)
  Contributions to acquisition partnerships.................    (3,583)      (4,431)     (5,158)
  Distributions from acquisition partnerships ..............     5,206       12,327       3,606
                                                              --------     --------     -------
          Net cash provided by (used in) investing
            activities......................................   (17,101)       7,461      (2,025)
                                                              --------     --------     -------
Cash flows from financing activities:
  Borrowings under notes payable to banks...................    49,224       23,763       7,444
  Payments of notes payable to banks........................   (40,726)     (11,888)     (8,930)
  Additions to notes payable to stockholders and officers...     1,930        1,695       3,193
  Reduction of notes payable to stockholders and officers...    (1,843)      (3,456)     (2,063)
  Capital contribution of First City Bancorporation of
     Texas, Inc.............................................    20,000           --          --
  Proceeds from issuing common stock........................       779           --          --
  Retirement of common stock................................    (1,200)          --          --
                                                              --------     --------     -------
          Net cash provided by (used in) financing
            activities......................................    28,164       10,114        (356)
                                                              --------     --------     -------
Net increase in cash........................................  $  4,220     $  1,269     $ 1,381
Cash, beginning of period...................................     4,150        2,881       1,500
                                                              --------     --------     -------
Cash, end of period.........................................  $  8,370     $  4,150     $ 2,881
                                                              ========     ========     =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest...............................................  $  8,683     $  1,794     $   922
                                                              ========     ========     =======
     Income taxes...........................................  $  1,000     $  4,690     $ 2,000
                                                              ========     ========     =======

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) BASIS OF PRESENTATION

     As more fully discussed in Note 2, on July 3, 1995, FirstCity Financial Corporation was formed by the merger of J-Hawk Corporation and First City Bancorporation of Texas, Inc. Historical financial statements prior to the merger date reflect the financial position and results of operations of J-Hawk Corporation and are not necessarily indicative of results expected to be achieved in the future.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimation of future collections on purchased asset pools used in the calculation of net gain on purchased asset pools. Actual results could differ materially from those estimates.

(B) DESCRIPTION OF BUSINESS

     FirstCity Financial Corporation is a specialized financial services company which evaluates, acquires, manages, services and disposes of portfolios of performing loans, non-performing loans, other real estate and other financial assets (collectively, purchased asset pools). A significant amount of loans are secured by real estate located throughout the United States. The Company purchases these asset pools at substantial discounts from their original legal principal amounts from financial institutions, other lenders and regulatory agencies of the United States. Purchased asset pools are acquired in privately negotiated transactions, in sealed bid sales limited to a small number of invited participants, and in public sealed bid sales. Purchased asset pools are acquired on behalf of the Company or its wholly-owned subsidiaries, and on behalf of legally independent partnerships (acquisition partnerships) in which an affiliate of the Company is the general partner and the Company and other investors are limited partners.

     The Company also services, manages and disposes of all of the assets it, its affiliated acquisition partnerships, or other related entities acquire. The Company services all such assets until they are collected or sold but does not service or manage assets for non-affiliated third parties. In the ordinary course of business, the Company sells assets to commercial banks, investment banks, finance companies and other investment partnerships.

(C) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of FirstCity Financial Corporation, a Delaware corporation, and its subsidiaries (collectively referred to as "FirstCity"). Investments in 20 percent to 50 percent owned affiliates are accounted for on the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

(D) CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company, at December 31, 1995 and periodically throughout the year, has maintained balances in various operating and money market accounts in excess of federally insured limits.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(E) PURCHASED ASSET POOLS

     The purchased asset pools consist of consumer loans, commercial and industrial loans, commercial real estate loans, multi-family residential loans, single family residential loans and various types of other real estate, all purchased at substantial discounts from their original legal principal amount or expected future sales price. Loans are considered performing if debt service payments are made in accordance with the original or restructured terms of the notes. At the acquisition date, the aggregate cost of the purchased asset pools is allocated to individual assets based on their relative values within the pool. Subsequent to acquisition, the purchased asset pools are periodically revalued and carried at the lower of cost or fair value. Any allowance to reduce cost to fair value on purchased asset pools is recorded as a provision for possible loss on the purchased asset pools during the period determined. No material allowances or provisions were required to adjust the carrying values of the purchased asset pools for any of the periods presented.

     Gross profit from dispositions and payments received on purchased non-performing asset pools is recognized as income to the extent that proceeds collected on the asset pool exceed a pro-rata portion of allocated cost from the purchased asset pool. Cost allocation is based on a proration of actual collections divided by total estimated collections of the pool. Interest collected on loans in the purchased non-performing asset pools is recognized as part of the proceeds from disposition of purchased asset pools. Interest on purchased performing asset pools is recognized when earned, including accretion of related discounts. Servicing fees are accrued when collections are received on serviced assets. Rental income on purchased real estate pools is recorded when received.

     Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118, which is effective for the fiscal year 1995, requires creditors to evaluate the collectibility of both contractual interest and principal of loans when assessing the need for a loss accrual. Impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent and foreclosure is probable. Because all loans are purchased at substantial discounts, the adoption of SFAS 114 has had no impact on the Company's financial condition and results of operations.

(F) FORECLOSED ASSETS

     Foreclosed assets which are acquired in settlement of notes are recorded at the lower of allocated cost or fair market value. Costs relating to the development and improvement of foreclosed assets are capitalized, whereas those relating to holding foreclosed assets are charged to expense.

(G) PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, less accumulated depreciation. Depreciation is provided using accelerated methods over the estimated useful lives of the assets.

(H) INTANGIBLES

     Intangible assets represent the excess of cost over fair value of assets acquired in connection with purchase transactions as well as purchase price of future service fee revenues. These intangible assets, goodwill and servicing rights, are amortized over periods estimated to coincide with the expected life of the underlying asset pool owned or serviced by the acquired subsidiary. The Company periodically evaluates the existence of intangible asset impairment on the basis of whether such intangibles are fully recoverable from the projected, undiscounted net cash flows of the related assets acquired.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(I) FEDERAL INCOME TAXES

     The Company files a consolidated federal income tax return with its wholly owned subsidiaries. The Company records all of the allocated federal income tax provision of the consolidated group in the parent corporation.

     Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets, if any, is reduced by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

(J) NET EARNINGS PER SHARE

     Net earnings per common share calculations are based upon the weighted average number of common shares outstanding restated to reflect the equivalent number of FirstCity common shares which were issued to the J-Hawk shareholders in connection with the Merger discussed in Note 2. Earnings included in the earnings per share calculation are reduced by special preferred stock dividends. All share and per share data have been restated to give effect to stock dividends in 1994 and 1993. Potentially dilutive common stock equivalents include warrants and stock options.

(K) RECLASSIFICATIONS

     Certain amounts in the financial statements for prior years have been reclassified to conform with current financial statement presentation.

(2) MERGER AND ACQUISITION

     The Joint Plan of Reorganization by First City Bancorporation of Texas, Inc. (the "Debtor"), Official Committee of Equity Security Holders, and J-Hawk Corporation ("J-Hawk"), with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (the "Plan of Reorganization"), was confirmed by the Bankruptcy Court for the Northern District of Texas, Dallas Division, by an order entered on May 31, 1995, and became effective on July 3, 1995. Pursuant to the Plan of Reorganization, and an Agreement and Plan of Merger between the Debtor and J-Hawk, on July 3, 1995, J-Hawk was merged (the "Merger") with and into First City Bancorporation of Texas, Inc. Pursuant to the Merger, (i) the former holders of common stock of J-Hawk received, in the aggregate, approximately 49.9% of the outstanding common stock of the surviving entity, in exchange for their shares of J-Hawk common stock, (ii) approximately 50.1% of the outstanding common stock of the surviving entity was distributed among former security holders of the Debtor pursuant to the Plan, and (iii) the name of the corporation was changed to FirstCity Financial Corporation. As a result of the implementation of the Plan and the consummation of the Merger, FirstCity also issued (i) 9% senior subordinated notes, (ii) warrants to purchase 500,000 shares of its common stock at an exercise price of $25 per share, and (iii) special preferred stock to certain former security holders of the Debtor.

     J-Hawk contributed substantially all of its interests in its acquisition partnerships, all of its servicing operations, substantially all of its leasehold improvements and equipment and its entire management team to FirstCity. All remaining assets and liabilities of J-Hawk were spun out to Combined Financial Corporation (owned by the former J-Hawk shareholders) in June 1995. The Debtor contributed $20 million in cash to FirstCity. While the transaction was legally structured as a merger, substantively, the transaction is treated for

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES accounting purposes as a purchase of the Debtor by J-Hawk. The net assets of J-Hawk spun out to Combined Financial Corporation were as follows (dollars in thousands):

        Cash and equivalents................................................ $   232
        Purchased asset pools...............................................  12,375
        Other assets........................................................   2,839
        Notes payable.......................................................  (8,187)
        Payable to stockholders and officers................................  (1,669)
        Other liabilities...................................................    (238)
                                                                             -------
          Net assets spun out............................................... $ 5,352
                                                                             =======

     Pursuant to the Plan, substantially all of the legal and beneficial interest in the assets of the Debtor, other than the above described $20 million in cash, were transferred to the newly-formed FirstCity Liquidating Trust (the "Trust"), or to subsidiaries of the Trust. Such assets will be liquidated over the life of the Trust pursuant to the terms thereof. FirstCity, as the sole holder of the Class "A" Certificate under the Trust, will receive from the Trust amounts sufficient to pay certain expenses and its obligations under the 9% senior subordinated notes and the special preferred stock. Any amounts in excess of such sums shall be paid to certain of the former security holders of the Debtor pursuant to the terms of the Class "B" and Class "C" certificates of beneficial interests in the Trust. The liquidation of the assets transferred to the Trust will be managed by FirstCity pursuant to an Investment Management Agreement between the Trust and FirstCity.

     On September 21, 1995, FirstCity acquired the capital stock of Diversified Financial Systems, Inc. and Diversified Performing Assets, Inc. (collectively, "Diversified") for $12.9 million in cash and notes. Under the terms of the Diversified purchase agreement, there is additional contingent consideration payable in the form of "cash flow" notes. This contingent consideration is represented by a zero face amount note payable at 100% of the cash flows in excess of a prescribed collection threshold amount on certain loan pools acquired, and two additional cash flow notes with zero face amount payable at 60% and 50% of the cash flows in excess of the allocated investment on the performing loan pools and portfolios acquired between the cut-off date of June 30, 1995 and June 30, 1998, respectively. Included in the above described purchase price is $2.8 million estimated to be payable under the "cash flow" notes. No additional amounts will be payable on the contingent notes based upon estimates as of December 31, 1995. Should additional amounts become payable in the future, such additional consideration will be recorded as goodwill and amortized accordingly. Diversified also specializes in the acquisition and disposition of distressed loans and loan-related assets. The acquisition, accounted for as a purchase, increased FirstCity's assets by approximately $79 million, including $4.8 million assigned to servicing rights held by Diversified and $4.6 million of goodwill.

     The aggregate purchase price was allocated to the net assets of Diversified based upon fair value at acquisition date as follows (dollars in thousands):

        Purchased asset pools.............................................  $ 68,834
        Intangibles.......................................................     9,379
        Other assets......................................................       414
        Notes payable.....................................................   (63,515)
        Other liabilities.................................................    (2,196)
                                                                            --------
        Purchase price, net of cash received..............................  $ 12,916
                                                                            ========

     The following table presents the pro forma results of operations of FirstCity assuming the July 3, 1995 Merger, spin off of assets and liabilities to Combined Financial Corporation and the acquisition of Diversified occurred on January 1, 1994. Pro forma adjustments include, among others, increased service fees attributable to the asset pools spun out to Combined Financial Corporation and serviced by FirstCity, elimination of

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES certain non-recurring fees and expenses of Diversified, a reduction in income taxes to reflect the utilization of net operating loss carryforwards available, and adjustments to reflect the accounting basis recognized in the Diversified purchase. These pro forma results of operations do not purport to be indicative of the results of operations which actually would have resulted had the above described transactions occurred on January 1, 1994, or of future results of operations to be achieved by FirstCity.

                                                                         YEAR ENDED
                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                      1995          1994
                                                                     -------       -------
                                                                     (DOLLARS IN THOUSANDS,
                                                                     EXCEPT PER SHARE DATA)
    Revenues (including equity earnings)...........................  $49,479       $38,625
    Net earnings to common.........................................   10,681        13,308
    Net earnings per share.........................................     2.17          2.70

(3) PURCHASED ASSET POOLS

     The purchased asset pools are summarized as follows (dollars in thousands):

                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                      1995          1994
                                                                    --------       -------
    Non-performing asset pools:
      Loans:
         Borrower's obligation on outstanding balance of:
           Performing loans.......................................  $ 55,337       $33,377
           Non-performing loans...................................   339,465        34,616
                                                                    --------       -------
                                                                     394,802        67,993
      Real estate assets..........................................    10,052         1,218
                                                                    --------       -------
                                                                     404,854        69,211
    Performing asset pools:
      Loans:
         Borrower's obligation on outstanding balance of:
           Performing loans.......................................    16,714            --
           Non-performing loans...................................        --            --
                                                                    --------       -------
                                                                      16,714            --
    Purchased real estate pool (at amortized cost)................    35,179            --
                                                                    --------       -------
    Total purchased asset pools...................................   456,747        69,211
    Discount required to reflect purchased asset pools at
      unamortized cost............................................  (360,808)      (38,949)
                                                                    --------       -------
    Purchased asset pools, net....................................  $ 95,939       $30,262
                                                                    ========       =======

     The purchased asset pools are pledged to secure non-recourse notes payable. The purchased asset pools held by J-Hawk immediately prior to the Merger were spun off to Combined Financial Corporation in June, 1995.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(4) ACQUISITION PARTNERSHIPS

     The Company has investments in partnerships and related general partners that are accounted for on the equity method. These partnerships invest in asset pools in a manner similar to the Company, as described in Note 1. The combined financial position and results of operations of the acquisition partnerships and general partners are summarized below (dollars in thousands) :

                       CONDENSED COMBINED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1995           1994
                                                                   --------       --------
    Assets.......................................................  $235,820       $272,651
                                                                   ========       ========
    Liabilities..................................................   180,659        221,435
    Net equity...................................................    55,161         51,216
                                                                   --------       --------
                                                                   $235,820       $272,651
                                                                   ========       ========
    Company's equity in acquisition partnerships.................  $ 16,601       $ 14,391
                                                                   ========       ========
    Advances to acquisition partnerships.........................  $  9,586       $     --
                                                                   ========       ========

     At December 31, 1995, advances to acquisition partnerships bear annual interest rates of Libor plus 6% ($8.4 million) and prime plus 7% ($1.2 million), and are secured by loan pools.

                    CONDENSED COMBINED STATEMENTS OF INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
    Collections........................................  $188,934     $206,627     $117,176
    Gross margin.......................................    51,370       63,439       39,543
    Net income.........................................     9,542       19,226       20,746
                                                         ========     ========     ========
    Company's equity in net income of acquisition
      partnerships.....................................  $  3,834     $  7,497     $  8,058
                                                         ========     ========     ========

(5) CLASS "A" CERTIFICATE OF FIRSTCITY LIQUIDATING TRUST

     Pursuant to the terms of the Plan of Reorganization and Merger, FirstCity is the sole holder of the Class "A" Certificate of the Trust. Redemption by the Trust of the balance due on the Class "A" Certificate will be used to retire the senior subordinated notes payable (see Note 6), which are general obligations of FirstCity, and to redeem the special preferred stock. Under the terms of the special preferred stock, FirstCity is only required to redeem such stock and to declare dividends thereon to the extent it receives sufficient funds from the Trust to make such payments (see Note 7). Interest income on the Class "A" Certificate consists of reimbursement to FirstCity (by the Trust) of interest expense on senior subordinated notes and of accrued (but not declared) dividends on special preferred stock. In the opinion of management, sufficient funds will be available from the Trust to redeem the special preferred stock at its stated redemption price, including accrued dividends, on the redemption date of September 30, 1998.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(6) NOTES PAYABLE

     Notes payable at December 31, 1995 and 1994 consist of the following (dollars in thousands):

                                                                        1995        1994
                                                                      --------     -------
    9% senior subordinated notes payable, interest quarterly and
      principal in two equal installments in 1996 and 1997..........  $106,690     $    --
                                                                      ========     =======
    Collateralized loans, secured by acquired asset pools:
      Prime (8.5% at December 31, 1995) and prime plus 2%,
         due 1996-1997..............................................  $ 53,204     $    --
      Libor (6.0% at December 31, 1995) plus 3.25% to 5.25%,
         due 1998...................................................    25,580          --
      Other (amounts existing prior to Merger were assumed by
         Combined Financial Corporation)............................       543      25,527
    Borrowings under revolving line of credit.......................     5,216          --
    Other secured borrowings........................................       975          --
                                                                      --------     -------
      Notes payable, secured........................................  $ 85,518     $25,527
                                                                      ========     =======
    Prime plus 2%, due January 31, 1996 to Trust....................  $  2,000     $    --
    Diversified shareholder debt....................................     6,988          --
                                                                      --------     -------
      Notes payable to others.......................................  $  8,988     $    --
                                                                      ========     =======

     Collateralized loans are typically payable based on proceeds from disposition and payments received on the purchased asset pools. $44.0 million of the collateralized loans represent borrowings under two separate master credit facilities totaling $65.0 million. Such facilities can be used to facilitate the purchase of new loan portfolios. $9.2 million of the collateralized loans represents debt assumed in an asset pool acquisition. FirstCity has agreed to liquidate the assumed debt by April 30, 1996. Should such debt not be liquidated, the ownership rights in the asset pool and related debt would revert back to the seller.

     FirstCity has obtained from Cargill Financial Services a $25.0 million revolving line of credit. The line bears interest at Libor plus 5% and expires on December 31, 1996. The line is also secured by substantially all of FirstCity's unencumbered assets.

     In November 1995, the Trust advanced FirstCity $2 million under a note payable that was repaid in February 1996.

     A portion ($4.2 million) of the Diversified shareholder debt generally bears interest, payable monthly at 6% per annum with various principal payments due through February 1999. The remaining Diversified shareholder debt represents the estimated net present value of the anticipated future contingent consideration payments (see Note 2).

     Under terms of certain of the above borrowings, the Company and its subsidiaries are required to maintain certain tangible net worth levels and debt to equity and debt service coverage ratios. The terms also restrict future levels of debt. The Company was in compliance with these covenants at December 31, 1995. At December 31, 1995, cash restricted due to notes payable covenants totaled $3.8 million. The aggregate maturities of notes payable for the five years ending December 31, 2000 are as follows (dollars in thousands): $103,894 in 1996, $67,480 in 1997, $28,963 in 1998, $163 in 1999 and $89 in 2000.

     On January 25, 1996, the Board of Directors approved, subject to certain conditions met on February 12, 1996, the early redemption of $53.3 million of senior subordinated notes payable in March 1996.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(7) SPECIAL PREFERRED STOCK AND SHAREHOLDERS' EQUITY

     The authorized capital stock of the Company consists of 202.5 million shares divided into three classes as follows: (1) 2.5 million shares of special preferred stock, par value $.01 per share, with a nominal stated value of $21.00 per share ; (2) 100 million shares of optional preferred stock, par value $.01 per share; and (3) 100 million shares of common stock, par value $.01 per share. Additionally, on July 3, 1995, under the Plan, the Company authorized the issuance of up to 500,000 warrants to purchase common stock to certain of the Debtor's shareholders. In connection with the Merger, 4,921,422 shares of common stock, 2,460,911 shares of special preferred stock and 500,000 warrants were issued and are currently outstanding.

     The holders of shares of common stock are entitled to one vote for each share on all matters submitted to a vote of common shareholders. In order to preserve certain tax benefits available to the Company, transactions involving shareholders holding or proposing to acquire more than 4.75% of outstanding common shares are prohibited unless the prior approval of the Board of Directors is obtained.

     Subject to availability of funds from the Trust after payment of all obligations senior to the special preferred stock, the holders of special preferred stock are entitled to receive the nominal stated value on September 30, 1998, and cumulative quarterly cash dividends at the annual rate of $3.15 per share. At December 31, 1995, dividends accrued but not declared totaled $3.9 million, or $1.575 a share. The special preferred stock carries no voting rights, except in the event of non-payment of declared dividends.

     The Board of Directors of the Company may designate the relative rights and preferences of the optional preferred stock when and if issued. Such rights and preferences could include liquidation preferences, redemption rights, voting rights and dividends and shares could be issued in multiple series with different rights and preferences. The Company has no current plans for the issuance of any shares of optional preferred stock.

     Each warrant entitles the holder to purchase one share of common stock at an exercise price of $25.00 per share, subject to adjustment in certain circumstances, and expires July 3, 1999. FirstCity may repurchase the warrants for $1.00 per warrant should the quoted market price of FirstCity common stock exceed $31.25 for any 10 out of 15 consecutive trading days.

     The Company has incentive stock option plans, subject to shareholder approval, for the benefit of key individuals, including its directors, officers and key employees. The plans are administered by a committee of the Board of Directors and provide for the grant of up to 730,000 shares of common stock. During 1995, options for 229,600 shares were granted at a price range of $20 to $22 per share (none were exercisable at December 31, 1995).

(8) INCOME TAXES

     Income tax expense attributable to income from continuing operations consists of (dollars in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995       1994       1993
                                                              ------     ------     -------
    Federal current expense.................................. $1,000     $1,640     $ 4,951
    Federal deferred expense (benefit).......................    (64)     1,481      (1,916)
                                                              ------     ------     -------
              Total.......................................... $  936     $3,121     $ 3,035
                                                              ======     ======     =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The actual income tax expense attributable to earnings from operations differs from the expected tax expense (computed by applying the U.S. Federal corporate tax rate of 35% for 1995 and 34% for 1994 and 1993 to earnings before income taxes) as follows (dollars in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995        1994       1993
                                                              -------     ------     ------
    Computed expected tax expense............................ $ 5,484     $3,110     $3,134
    Increase (reduction) in income taxes resulting from:
    Change in valuation allowance............................  (4,531)        --         --
    Other....................................................     (17)        11        (99)
                                                              -------     ------     ------
                                                              $   936     $3,121     $3,035
                                                              =======     ======     ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1995 and 1994, are as follows (dollars in thousands):

                                                                          1995          1994
                                                                        ---------     --------
Deferred tax assets:
  Investments in partnerships, principally due to differences in basis
     for tax and financial reporting purposes.......................... $   1,103     $     --
  Intangibles, principally due to differences in amortization..........       403           --
  Accrued expenses not deductible for tax purposes.....................       437           --
  U.S. net operating loss carryforward.................................   212,152           --
  Valuation allowance..................................................  (214,095)          --
                                                                        ---------     --------
          Total deferred tax assets....................................        --           --
                                                                        ---------     --------
Deferred tax liabilities:
  Investments in partnerships, principally due to differences in basis
     for tax and financial reporting purposes..........................        --           64
                                                                        ---------     --------
Net deferred tax liabilities........................................... $      --     $     64
                                                                        =========     ========

     As a result of the Merger described in Note 2, the Company has net operating loss carryforwards for federal income tax purposes of approximately $606 million available to offset future federal taxable income, if any, through the year 2010. A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. Given the relatively short period of time the Company has operated since the Merger and spin-off of assets and liabilities as described in Note 2, the levels of future profitability to support the recognition of a deferred tax asset cannot be predicted with reasonable certainty necessary to record any significant deferred tax asset attributable to the tax loss carryforwards. Accordingly, a valuation allowance has been established at December 31, 1995 in an amount equal to the gross deferred tax assets existing at such date. The change in valuation allowance represents primarily the utilization of net operating loss carryforwards since the Merger. The ability of the Company to realize the deferred tax asset will be periodically reviewed and the valuation allowance adjusted accordingly.

(9) EMPLOYEE BENEFIT PLANS

     Prior to 1994, the Company participated with other affiliates in an employee profit sharing plan covering substantially all employees. Company contributions were based on various factors, including profitability, and were made at the sole discretion of the Company. The Company made contributions of $23,061 to this plan in 1993.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     Beginning January 1, 1994, the Company initiated a contributory defined contribution 401(k) employee profit sharing plan in which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company contributions to the 401(k) plan were $76,866 in 1995 and $44,498 in 1994.

(10) LEASES

     The Company leases its current headquarters from a related party under a noncancellable operating lease. The lease calls for monthly payments of $7,500 through its expiration in December, 2001 and includes an option to renew for two additional five-year periods. Rental expense for 1995, 1994 and 1993 under this lease was $90,000 each year.

     The Company also leases office space and equipment from unrelated parties under operating leases expiring in various years through 1998. Rental expense (in thousands) under these leases for 1995, 1994 and 1993 was $328, $202 and $163, respectively. As of December 31, 1995, the future minimum lease payments under all noncancellable operating leases are (dollars in thousands): $349 in 1996, $209 in 1997, $144 in 1998, $90 in 1999, $90 in 2000 and $90 in 2001 and
beyond.

(11) OTHER RELATED PARTY TRANSACTIONS

     At December 31, 1994, the Company had notes payable to stockholders and members of executive management totaling $1.6 million and bearing interest at an annual rate of 12%. These notes were assumed by Combined Financial Corporation in June 1995.

     In December, 1994, the Company purchased individual loans from several of the acquisition partnerships described in Note 4 for $9.6 million. These loans were spun off to Combined Financial Corporation in June 1995.

     In January, 1995, the Company entered into an agreement with a shareholder to repurchase 11,080 shares of J-Hawk common stock for $1.2 million. The Company paid the former shareholder $.4 million in cash and issued a $.8 million note, which was assumed by Combined Financial Corporation in June 1995.

     In 1995, the Company sold approximately $12 million (allocated cost) of loans to a partnership owned by certain executive officers of J-Hawk. The Company recognized approximately $3 million in gain from the transaction. Additionally, the Company entered into a servicing arrangement with the partnership to service the sold assets for a fee based on collections. This transaction was part of the overall spin out transaction completed prior to the Merger on July 3, 1995.

     The Company has contracted with FirstCity Liquidating Trust, the acquisition partnerships and related parties as third party loan servicer. All servicing fees and due diligence fees (included in other income) reflected in the Consolidated Statements of Income were derived from such affiliates.

(12) COMMITMENTS AND CONTINGENCIES

     FirstCity has pledged a portion of its interest in the future distributions of certain acquisition partnerships, after FirstCity's initial investment has been returned, to the subordinated debt lender under a Residual Share Agreement (the Agreement). Under the Agreement, this pledge is limited to twice FirstCity's original investment in the respective partnership. In the opinion of management, this pledge does not currently represent a material contingent claim on the future distributions from the acquisition partnerships to FirstCity.

     The Company is involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters should not have a material adverse impact on the financial condition of the Company.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(13) FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below.

          (a) Cash and Equivalents and Class "A" Certificate of FirstCity Liquidating Trust. The carrying amount of cash and equivalents and Class "A" Certificate of FirstCity Liquidating Trust approximates fair value at December 31, 1995.

          (b) Purchased Asset Pools. The purchased asset pools are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset by asset basis through estimated market discount rates that reflect the credit and interest rate risk inherent in the assets. The carrying value of the purchased asset pools is $95.9 million at December 31, 1995. The estimated fair value of the purchased asset pools is approximately $104 million at December 31, 1995.

          (c) Notes Payable. Management believes that the repayments terms for a similar floating rate financial instrument with similar credit risks and the stated interest rate at December 31, 1995 approximates the market terms for similar credit instruments. Accordingly, the carrying amount of notes payable is believed to approximate fair value.

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FirstCity Financial Corporation

     We have audited the accompanying consolidated balance sheet of FirstCity Financial Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated balance sheet of FirstCity Financial Corporation and subsidiaries (successor to J-Hawk Corporation) as of December 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 1994 and 1993, were audited by other auditors whose report thereon dated February 8, 1995, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Financial Corporation and subsidiaries as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                            KPMG Peat Marwick LLP

Ft. Worth, Texas
February 13, 1996

                        FIRSTCITY FINANCIAL CORPORATION

                            SELECTED FINANCIAL DATA

                                                       1995         1994         1993         1992         1991
                                                      -------      -------      -------      -------      -------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income.............................................   $35,689      $16,706      $15,215      $17,818      $ 9,158
Expenses...........................................    23,854       15,055       14,054       16,686        7,245
Equity earnings of acquisition partnerships........     3,834        7,497        8,058        4,382           --
Earnings before income taxes.......................    15,669        9,148        9,219        5,514        1,913
Net earnings.......................................    14,733        6,027        6,184        3,510        1,878
Special preferred dividends........................     3,876           --           --           --           --
Net earnings to common.............................    10,857        6,027        6,184        3,510        1,878
Net earnings per share.............................      2.98         2.37         2.43         1.38         0.66
Dividends per common share.........................        --           --           --           --           --
At year end:
  Total assets.....................................   308,889       52,282       35,798       27,405       20,764
  Total notes payable..............................   201,196       27,098       16,985       17,370       12,557
  Special preferred stock..........................    55,555           --           --           --           --
  Total common equity..............................    46,251       21,167       15,140        8,956        6,088

                       SELECTED QUARTERLY FINANCIAL DATA

                                                              1995                                        1994
                                            ----------------------------------------    ----------------------------------------
                                             FIRST     SECOND      THIRD     FOURTH      FIRST     SECOND      THIRD     FOURTH
                                            QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                            -------    -------    -------    -------    -------    -------    -------    -------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income..................................... $ 3,340    $ 6,781    $ 8,929    $16,639    $ 3,380    $ 3,639    $ 4,264    $ 5,423
Expenses...................................   2,529      3,409      5,222     12,694      2,854      2,764      3,384      6,053
Equity earnings of acquisition
  partnerships.............................     628        731        810      1,665      1,013      1,573        631      4,280
Net earnings...............................     949      3,657      4,517      5,610      1,015      1,616      1,005      2,391
Special preferred dividends................      --         --      1,938      1,938         --         --         --         --
Net earnings to common.....................     949      3,657      2,579      3,672      1,015      1,616      1,005      2,391
Net earnings per share.....................    0.42       1.54       0.52       0.75       0.40       0.64       0.40       0.94

                               WAMCO PARTNERSHIPS

                            COMBINED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                                    (NOTE 1)

                                                                      1995             1994
                                                                  ------------     ------------
                             ASSETS
Cash............................................................  $  8,332,117     $  8,944,040
Purchased loan pools, net (notes 3 and 4).......................   221,508,360      255,804,018
Receivable from affiliates (note 5).............................       107,864          157,124
Restricted cash (note 4)........................................     2,750,515        3,515,415
Other assets (note 4)...........................................     2,441,721        3,670,217
                                                                  ------------     ------------
                                                                  $235,140,577     $272,090,814
                                                                  ============     ============
               LIABILITIES AND PARTNERS' CAPITAL
Accounts payable -- affiliates (note 5).........................  $    723,384     $    858,854
Accrued liabilities (note 5)....................................     8,550,677        6,820,216
Long-term debt (including $87,610,708 and $55,930,823 to
  affiliates in 1995 and 1994, respectively) (note 4)...........   171,447,978      213,709,306
                                                                  ------------     ------------
          Total liabilities.....................................   180,722,039      221,388,376
Partners' capital...............................................    54,418,538       50,702,438
                                                                  ------------     ------------
                                                                  $235,140,577     $272,090,814
                                                                  ============     ============

                       COMBINED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                    (NOTE 1)

                                                     1995              1994              1993
                                                 -------------     -------------     ------------
Proceeds from disposition and payments received
  on purchased loan pools (note 5).............  $ 188,934,027     $ 204,056,749     $117,175,781
Cost of purchased loan pools...................   (137,564,159)     (140,778,834)     (77,632,397)
                                                 -------------     -------------     ------------
          Net gain on purchased loan pools
            (note 2(a))........................     51,369,868        63,277,915       39,543,384
Interest expense (including $13,332,960,
  $10,197,325 and $5,329,253 to affiliates in
  1995, 1994 and 1993, respectively) (note
  5)...........................................    (27,033,851)      (22,543,822)      (9,576,819)
General, administrative and operating expenses
  (notes 4 and 5)..............................    (14,870,474)      (20,995,884)      (9,641,849)
Other income (expense), net (note 5)...........        121,378          (427,770)         118,435
                                                 -------------     -------------     ------------
          Net income...........................  $   9,586,921     $  19,310,439     $ 20,443,151
                                                 =============     =============     ============

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                    (NOTE 1)

                                                              CLASS B
                                      CLASS A EQUITY          EQUITY
                                 ------------------------   -----------
                                  GENERAL      LIMITED        LIMITED     GENERAL      LIMITED
                                 PARTNERS      PARTNERS      PARTNERS     PARTNERS    PARTNERS        TOTAL
                                 ---------   ------------   -----------   --------   -----------   ------------
Balance at December 31,1992....  $ 189,527   $  9,286,824   $ 1,546,087   $     --   $        --   $ 11,022,438
Contributions..................    177,081      8,677,058    17,726,806     12,400       607,600     27,200,945
Distributions..................   (147,196)    (7,212,640)     (964,801)        --            --     (8,324,637)
Net income.....................    321,010     15,729,474     4,201,363      3,826       187,478     20,443,151
                                 ---------   ------------   -----------   --------   -----------   ------------
Balance at December 31,1993....    540,422     26,480,716    22,509,455     16,226       795,078     50,341,897
Contributions..................    168,600      8,261,762            --      5,795       283,955      8,720,112
Distributions..................   (444,250)   (21,768,670)   (3,974,176)   (29,658)   (1,453,256)   (27,670,010)
Net income.....................    269,786     13,219,531     2,633,612     63,750     3,123,760     19,310,439
                                 ---------   ------------   -----------   --------   -----------   ------------
Balance at December 31, 1994...    534,558     26,193,339    21,168,891     56,113     2,749,537     50,702,438
Contributions..................     82,173      4,026,554            --     60,123     2,946,056      7,114,906
Distributions..................   (196,840)    (9,645,064)   (1,585,494)   (31,166)   (1,527,163)   (12,985,727)
Net income.....................    153,294      7,511,355     1,647,907      5,489       268,876      9,586,921
                                 ---------   ------------   -----------   --------   -----------   ------------
Balance at December 31, 1995...  $ 573,185   $ 28,086,184   $21,231,304   $ 90,559   $ 4,437,306   $ 54,418,538
                                 =========   ============   ===========   ========   ===========   ============

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                    (NOTE 1)

                                                    1995              1994              1993
                                                -------------     -------------     -------------
Cash flows from operating activities:
  Net income..................................  $   9,586,921     $  19,310,439     $  20,443,151
  Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
     Amortization of loan origination and
     commitment fees..........................      2,415,018         2,542,441           865,455
     Net gain on purchased loan pools.........    (51,369,868)      (63,277,915)      (39,543,384)
     Purchase of loan pools...................   (101,625,790)     (200,349,911)     (222,028,307)
     Capitalized costs on purchased loan
       pools..................................     (1,642,711)          (98,843)               --
     Proceeds from disposition and payments
       received on purchased loan pools.......    188,934,027       204,056,749       117,175,781
     (Increase) decrease in receivable from
       affiliates.............................         49,260           230,761          (387,885)
     (Increase) decrease in restricted cash...        764,900        (2,166,112)       (1,349,303)
     Increase in other assets.................     (1,186,522)       (3,774,383)       (3,303,730)
     Increase (decrease) in accounts
       payable -- affiliates..................       (135,470)          281,130           418,217
     Increase in accrued liabilities..........      1,730,461         5,325,250         1,168,165
                                                -------------     -------------     -------------
          Net cash provided by (used in)
            operating activities..............     47,520,226       (37,920,394)     (126,541,840)
                                                -------------     -------------     -------------
Cash flows from financing activities:
  Borrowing on acquisition debt...............     12,840,000        10,262,048        21,076,286
  Repayment of acquisition debt...............    (12,840,000)      (10,262,048)      (21,076,286)
  Borrowing on long-term debt.................    112,050,300       251,601,116       226,797,312
  Repayment of long-term debt.................   (154,311,628)     (189,573,709)     (115,355,432)
  Capital contributions.......................      7,114,906         8,720,112        27,200,945
  Capital distributions.......................    (12,985,727)      (27,670,010)       (8,324,637)
                                                -------------     -------------     -------------
          Net cash provided by (used in)
            financing activities..............    (48,132,149)       43,077,509       130,318,188
                                                -------------     -------------     -------------
Net increase (decrease) in cash...............       (611,923)        5,157,115         3,776,348
Cash at beginning of year.....................      8,944,040         3,786,925            10,577
                                                -------------     -------------     -------------
Cash at end of year...........................  $   8,332,117     $   8,944,040     $   3,786,925
                                                =============     =============     =============

Supplemental disclosure of cash flow information:
     Cash paid for interest was approximately $23,074,000, $19,128,000, and $9,037,000, for 1995, 1994, and 1993, respectively.

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

(1) ORGANIZATION AND PARTNERSHIP AGREEMENTS

     The combined financial statements include the accounts of WAMCO III, Ltd., WAMCO V, Ltd., WAMCO VI, Ltd., WAMCO VIII, Ltd., WAMCO IX, Ltd., WAMCO XI, Ltd., WAMCO XII, Ltd., WAMCO XIV, Ltd., WAMCO XV, Ltd., WAMCO XVI, Ltd., WAMCO XVII, Ltd., WAMCO XVIII, Ltd., WAMCO XIX, Ltd., WAMCO XX, Ltd., WAMCO XXI, Ltd., Whitewater Acquisition Co. One L.P., VOJ Partners, L.P., Imperial Fund I L.P. and DAP City Partners, L.P., all of which are Texas limited partnerships (WAMCO Partnerships or Partnerships) of which FirstCity Financial Corporation (FirstCity) or its wholly owned subsidiary, J-Hawk Corporation (J-Hawk) are limited partners.

     All Partnerships, except for WAMCO XXI, Ltd. and DAP City Partners, L.P., were originally formed with J-Hawk Corporation, a Texas corporation (JHC), as a limited partner. On July 3, 1995, JHC merged with FirstCity, formerly First City Bancorporation of Texas, Inc., thereby transferring its ownership in and servicing agreements (note 5) with the Partnerships to FirstCity. FirstCity then established a wholly owned subsidiary, J-Hawk, which is a limited partner in WAMCO XXI, Ltd. and DAP City Partners, L.P.

     The Partnerships were formed to acquire, hold and dispose of loan pools purchased from the Federal Deposit Insurance Corporation, Resolution Trust Corporation and other nongovernmental agency sellers, pursuant to certain purchase agreements or assignments of such purchase agreements. In accordance with the purchase agreements, the Partnerships retain certain rights of return regarding the assets related to defective title, past due real estate taxes, environmental contamination, structural damage and invalid legal representations and warranties. The organization and Partnership Agreements of the Partnerships are discussed in detail by individual partnership below.

     WAMCO III, Ltd., a Texas limited partnership (WAMCO III), was formed on July 8, 1992 by and between WAMCO III of Texas, Inc., a Texas corporation (General Partner), JHC and CFSC Capital Corp. II, a Delaware corporation (CFSC). FirstCity (formerly JHC) and CFSC are limited partners.

     Effective May 26, 1995, the Partnership Agreement was amended and restated such that WAMCO X, Ltd., a Texas limited partnership (WAMCO X), which had common ownership with WAMCO III, was merged into WAMCO III.

     Effective June 22, 1994, the Partnership Agreement was amended and restated such that WAMCO VII, Ltd., a Texas limited partnership, which had common ownership with WAMCO III, was merged into WAMCO III. The amended and restated Partnership Agreement established Class A Equity and Class B Equity partners. The Class B Equity limited partner is allocated 20 percent of cumulative net income recognized by WAMCO III, exclusive of cumulative net income recognized by a partnership which was merged into WAMCO III in 1993 (WAMCO II, Ltd.) and prior to allocation to the Class A Equity limited partners and the General Partner.

     The partnership and other agreements governing WAMCO III's affairs provide for certain preferences as to the distribution of cash flows from WAMCO III. Proceeds from disposition and payments received on the purchased loan pools are allocated in the following order, (1) to pay accrued interest on the note payable (note 4), (2) to pay principal on the note payable, (3) to pay expenses on the note payable, (4) to pay a servicing fee to FirstCity (note 5), (5) to replenish a reserve fund which is reserved for the payment of certain costs associated with maintaining the collateral supporting the notes receivable in the purchased loan pools (note 4), (6) to make mandatory principal prepayments on the note payable and (7) return of partners' capital.

     WAMCO V, Ltd., a Texas limited partnership (WAMCO V), was formed on March 1, 1993 by and between WAMCO V of Texas, Inc., a Texas corporation (General Partner), JHC and Clearwater Investment,

                               WAMCO PARTNERSHIPS

L.P., a Delaware corporation (Clearwater Investment). FirstCity (formerly JHC) and Clearwater Investment are limited partners.

     Effective December 29, 1994, the Partnership Agreement was amended and restated such that WAMCO IV, Ltd., a Texas limited partnership (WAMCO IV), which had common ownership with WAMCO V, was merged into WAMCO V. The amended and restated Partnership Agreement established Class A Equity and Class B Equity partners. The Class B Equity limited partner is allocated 20 percent of cumulative net income recognized by the merged WAMCO V prior to allocation to the Class A Equity limited partners and the General Partner.

     The partnership and other agreements governing WAMCO V's affairs provide for certain preferences as to the distribution of cash flows from WAMCO V. Proceeds from disposition and payments received on the purchased loan pools are allocated in the following order, (1) to make mandatory principal and interest payments on the collateralized promissory note payable (note 4), (2) to pay a servicing fee to FirstCity (note 5), (3) to pay for tax escrow, (4) to fund the general escrow account as required in the loan agreement, (5) to prepay principal on the collateralized promissory note and (6) return of partners' capital.

     WAMCO VI, Ltd., a Texas limited partnership (WAMCO VI), was formed on July 23, 1993 by and between WAMCO VI of Texas, Inc., a Texas corporation (General Partner), JHC and CFSC. FirstCity (formerly JHC) and CFSC are limited partners.

     The Partnership Agreement, as amended, established Class A Equity and Class B Equity partners. The Class B Equity limited partner is allocated 20 percent of cumulative net income recognized by WAMCO VI prior to allocation to the Class A Equity limited partners and the General Partner.

     The partnership and other agreements governing WAMCO VI's affairs provide for certain preferences as to the distribution of cash flows from WAMCO VI. Proceeds from disposition and payments received on the purchased loan pool are allocated in the following order, (1) to pay for certain costs associated with maintaining the collateral supporting the loans in the purchased loan pool, (2) to pay accrued interest on the senior collateralized promissory note (note 4),
(3) to replenish interest reserve as required by the loan agreement, (4) to pay for late charges, fees and expenses, if any, on the senior collateralized promissory note, (5) to pay a servicing fee to FirstCity (note 5), (6) to pay accrued interest on the subordinated collateralized promissory note (note 4),
(7) to pay principal on the senior collateralized promissory note, (8) to pay principal on the subordinated collateralized promissory note and (9) return of partners' capital.

     WAMCO VIII, Ltd., a Texas limited partnership (WAMCO VIII), was formed on December 20, 1993 by and between WAMCO VIII of Texas, Inc., a Texas corporation (General Partner), JHC and CFSC. FirstCity (formerly JHC) and CFSC are limited partners.

     The Partnership Agreement, as amended, established Class A Equity and Class B Equity partners. The Class B Equity limited partner is allocated 20 percent of cumulative net income recognized by WAMCO VIII prior to allocation to the Class A Equity limited partners and the General Partner.

     The partnership and other agreements governing WAMCO VIII's affairs provide for certain preferences as to the distribution of cash flows from WAMCO VIII. Proceeds from disposition and payments received on purchased loan pools are allocated in the following order, (1) to pay scheduled principal payments on the senior collateralized promissory notes (note 4), (2) to pay for tax escrow, (3) to pay accrued interest on the senior collateralized promissory notes, (4) for payment of projected interest to a cash reserve account, (5) to pay for late charges, fees and expenses, if any, on the senior collateralized promissory notes, (6) to pay a servicing fee to FirstCity (note 5), (7) to pay accrued interest on the subordinated collateralized promissory note (note 4), (8) to pay for advances, if any, from partners or lenders, (9) to pay prepayments on the senior collateralized promissory notes, (10) to pay principal on the subordinated collateralized promissory note and (11) return of partners' capital.

                               WAMCO PARTNERSHIPS

     WAMCO IX, Ltd., a Texas limited partnership (WAMCO IX), was formed on January 27,1994 by and between WAMCO IX of Texas, Inc., a Texas corporation (General Partner), JHC and CFSC. FirstCity (formerly JHC) and CFSC are limited partners.

     The partnership and other agreements governing WAMCO IX's affairs provide for certain preferences as to the distribution of cash flows from WAMCO IX. Proceeds from disposition and payments received on the purchased loan pool are allocated in the following order, (1) to pay for tax escrow, (2) to pay accrued interest on the collateralized promissory note (note 4), (3) to pay for late charges, fees and expenses, if any, on the collateralized promissory note, (4) to pay a servicing fee to FirstCity (note 5), (4) to pay for advances, if any, from partners or lenders, (6) to replenish an operating reserve account, (7) to pay principal on the collateralized promissory note and (8) return of partners' capital.

     WAMCO XI, Ltd., a Texas limited partnership (WAMCO XI), was formed on April 11, 1994 by and between WAMCO XI of Texas, Inc., a Texas corporation (General Partner), JHC and CFSC. FirstCity (formerly JHC) and CFSC are limited partners.

     The Partnership Agreement, as amended, established Class A Equity and Class B Equity partners. The Class B Equity limited partner is allocated 20 percent of cumulative net income recognized by WAMCO XI prior to allocation to the Class A Equity limited partners and the General Partner.

     The partnership and other agreements governing WAMCO XI's affairs provide for certain preferences as to the distribution of cash flows from WAMCO XI. Proceeds from disposition and payments received on the purchased loan pool are allocated in the following order, (1) to pay scheduled principal payments on the senior collateralized promissory note (note 4), (2) to pay a servicing fee to FirstCity (note 5), (3) to pay for certain costs associated with maintaining the collateral supporting the loans in the purchased loan pool, (4) to pay accrued interest on the subordinated collateralized promissory note (note 4), (5) to make mandatory prepayments on the senior collateralized promissory note, (6) to pay principal on the subordinated collateralized promissory note and (7) return of partners' capital.

     WAMCO XII, Ltd., a Texas limited partnership (WAMCO XII), was formed on June 23, 1994 by and between WAMCO XII of Texas, Inc., a Texas corporation (General Partner), JHC and CFSC. FirstCity (formerly JHC) and CFSC are limited partners.

     The Partnership Agreement, as amended, established Class A Equity and Class B Equity partners. The Class B Equity limited partner is allocated 20 percent of cumulative net income recognized by WAMCO XII prior to allocation to the Class A Equity limited partners and the General Partner.

     The partnership and other agreements governing WAMCO XII's affairs provide for certain preferences as to the distribution of cash flows from WAMCO XII. Proceeds from disposition and payments received on the purchased loan pool are allocated in the following order, (1) to pay scheduled principal payments on the senior collateralized promissory note (note 4), (2) to pay for tax escrow, (3) to pay accrued interest on the senior collateralized promissory note, (4) for payment of projected interest to a cash reserve account, (5) to pay for late charges, fees and expenses, if any, on the senior collateralized promissory note, (6) to pay a servicing fee to FirstCity (note 5), (7) to pay accrued interest on the subordinated collateralized promissory note (note 4), (8) to pay for advances, if any, from partners or lenders, (9) to pay prepayments on the senior collateralized promissory note, (10) to pay principal on the subordinated collateralized promissory note and (11) return of partners' capital.

     WAMCO XIV, Ltd., a Texas limited partnership (WAMCO XIV), was formed on August 22, 1994 by and between WAMCO XIV of Texas, Inc., a Texas corporation (General Partner), JHC and CFSC. FirstCity (formerly JHC) and CFSC are limited partners.

                               WAMCO PARTNERSHIPS

     The Partnership Agreement, as amended, established Class A Equity and Class B Equity partners. The Class B Equity limited partner is allocated 20 percent of cumulative net income recognized by WAMCO XIV prior to allocation to the Class A Equity limited partners and the General Partner.

     The partnership and other agreements governing WAMCO XIV's affairs provide for certain preferences as to the distribution of cash flows from WAMCO XIV. Proceeds from disposition and payments received on the purchased loan pool are allocated in the following order, (1) to pay scheduled principal payments on the senior collateralized promissory note (note 4), (2) to pay for tax escrow, (3) to pay accrued interest on the senior collateralized promissory note, (4) for payment of projected interest to a cash reserve account, (5) to pay for late charges, fees and expenses, if any, on the senior collateralized promissory note, (6) to pay a servicing fee to FirstCity (note 5), (7) to pay accrued interest on the subordinated collateralized promissory note (note 4), (8) to pay for advances, if any, from partners or lenders, (9) to pay prepayments on the senior collateralized promissory note, (10) to pay principal on the subordinated collateralized promissory note and (11) return of partners' capital.

     WAMCO XV, Ltd., a Texas limited partnership (WAMCO XV), was formed on August 22, 1994 by and between WAMCO XV of Texas, Inc., a Texas corporation (General Partner), JHC and CFSC. FirstCity (formerly JHC) and CFSC are limited partners.

     The Partnership Agreement, as amended, established Class A Equity and Class B Equity partners. The Class B Equity limited partner is allocated 20 percent of cumulative net income recognized by WAMCO XV prior to allocation to the Class A Equity limited partners and the General Partner.

     The partnership and other agreements governing WAMCO XV's affairs provide for certain preferences as to the distribution of cash flows from WAMCO XV. Proceeds from disposition and payments received on the purchased loan pool are allocated in the following order, (1) to pay scheduled principal payments on the senior collateralized promissory note (note 4), (2) to pay a servicing fee to FirstCity (note 5), (3) to pay for certain costs associated with maintaining the collateral supporting the loans in the purchased loan pool, (4) to pay accrued interest on the subordinated collateralized promissory note (note 4), (5) to make mandatory prepayments on the senior collateralized promissory note, (6) to pay principal on the subordinated collateralized promissory note and (7) return of partners' capital.

     WAMCO XVI, Ltd., a Texas limited partnership (WAMCO XVI), was formed on September 9, 1994 by and between WAMCO XVI of Texas, Inc., a Texas corporation (General Partner), JHC and CFSC. FirstCity (formerly JHC) and CFSC are limited partners.

     The Partnership Agreement, as amended, established Class A Equity and Class B Equity partners. The Class B Equity limited partner is allocated 20 percent of cumulative net income recognized by WAMCO XVI prior to allocation to the Class A Equity limited partners and the General Partner.

     The partnership and other agreements governing WAMCO XVI's affairs provide for certain preferences as to the distribution of cash flows from WAMCO XVI. Proceeds from disposition and payments received on the purchased loan pool are allocated in the following order, (1) to pay a servicing fee to FirstCity (note
5), (2) to pay accrued interest on the senior collateralized promissory note (note 4), (3) to pay for certain costs associated with maintaining the collateral supporting the loans in the purchased loan pool, (4) to pay accrued interest on the subordinated collateralized promissory note (note 4), (5) to pay principal on the senior collateralized promissory note, (6) to pay principal on the subordinated collateralized promissory note and (7) return of partners' capital.

     WAMCO XVII, Ltd., a Texas limited partnership (WAMCO XVII), was formed on November 3, 1994 by and between WAMCO XVII of Texas, Inc., a Texas corporation (General Partner), JHC and Clearwater Portfolio II, L.P., a Delaware limited partnership (Clearwater Portfolio). FirstCity (formerly JHC) and Clearwater Portfolio are limited partners.

                               WAMCO PARTNERSHIPS

     The Partnership Agreement, as amended, established Class A Equity and Class B Equity partners. The Class B Equity limited partner is allocated 20 percent of cumulative net income recognized by WAMCO XVII prior to allocation to the Class A Equity limited partners and the General Partner.

     The partnership and other agreements governing WAMCO XVII's affairs provide for certain preferences as to the distribution of cash flows from WAMCO XVII. Proceeds from disposition and payments received on the purchased loan pool are allocated in the following order, (1) to pay scheduled principal payments on the senior collateralized promissory note (note 4), (2) to pay for certain costs associated with maintaining the collateral supporting the loans in the purchased loan pool, (3) to pay a servicing fee to FirstCity (note 5), (4) to pay accrued interest on the senior collateralized promissory note, (5) to pay accrued interest on the subordinated collateralized promissory note (note 4), (6) to make prepayments on the senior collateralized promissory note, (7) to pay principal on the subordinated collateralized promissory note and (8) return of partners' capital.

     WAMCO XVIII, Ltd., a Texas limited partnership (WAMCO XVIII), was formed on December 12, 1994 by and between WAMCO XVIII of Texas, Inc., a Texas corporation (General Partner), JHC and Clearwater Portfolio. FirstCity (formerly JHC) and Clearwater Portfolio are limited partners.

     The Partnership Agreement, as amended, established Class A Equity and Class B Equity partners. The Class B Equity limited partner is allocated 20 percent of cumulative net income recognized by WAMCO XVIII prior to allocation to the Class A Equity limited partners and the General Partner.

     The partnership and other agreements governing WAMCO XVIII's affairs provide for certain preferences as to the distribution of cash flows from WAMCO XVIII. Proceeds from disposition and payments received on the purchased loan pool are allocated in the following order, (1) to pay a servicing fee to FirstCity (note 5), (2) to pay operating expenses of WAMCO XVIII, (3) to pay for certain costs associated with maintaining the collateral supporting the loans in the purchased loan pool, (4) to pay accrued interest on the senior collateralized promissory note (note 4), (5) to pay estimated tax liabilities,
(6) to replenish a cash reserve account, (7) to replenish an interest reserve account, (8) to pay accrued interest on the subordinated collateralized promissory note (note 4), (9) to make mandatory prepayments on the senior collateralized promissory note, (10) to pay principal on the subordinated collateralized promissory note and (11) return of partners' capital.

     WAMCO XIX, Ltd., a Texas limited partnership (WAMCO XIX), was formed on March 1, 1995 by and between WAMCO XIX of Texas, Inc., a Texas corporation (General Partner), JHC and Clearwater Portfolio. FirstCity (formerly JHC) and Clearwater Portfolio are limited partners.

     The Partnership Agreement established Class A Equity and Class B Equity partners. The Class B Equity limited partner is allocated 20 percent of cumulative net income recognized by WAMCO XIX prior to allocation to the Class A Equity limited partners and the General Partner.

     The partnership and other agreements governing WAMCO XIX's affairs provide for certain preferences as to the distribution of cash flows from WAMCO XIX. Proceeds from disposition and payments received on the purchased loan pool are allocated in the following order, (1) to pay for tax escrow, (2) to pay a servicing fee to FirstCity (note 5), (3) to pay operating expenses of WAMCO XIX,
(4) to make protective advances, (5) to pay accrued interest on the senior collateralized promissory note (note 4), (6) to pay estimated tax liabilities,
(7) to replenish a cash reserve fund, (8) to replenish an interest reserve fund,
(9) to pay accrued interest on the subordinated collateralized promissory note (note 4), (10) to pay principal on the senior collateralized promissory note,
(11) to pay principal on the subordinated collateralized promissory note and
(12) return of partners' capital.

                               WAMCO PARTNERSHIPS

     WAMCO XX, Ltd., a Texas limited partnership (WAMCO XX), was formed on June 19, 1995 by and between WAMCO XX of Texas, Inc., a Texas corporation (General Partner), JHC and CFSC. FirstCity (formerly JHC) and CFSC are limited partners.

     The Partnership Agreement established Class A Equity and Class B Equity partners. The Class B Equity limited partner is allocated 20 percent of cumulative net income recognized by WAMCO XX prior to allocation to the Class A Equity limited partners and the General Partner.

     The partnership and other agreements governing WAMCO XX's affairs provide for certain preferences as to the distribution of cash flows from WAMCO XX. Proceeds from disposition and payments received on the purchased loan pools are allocated in the following order, (1) to pay for tax escrow, (2) to pay accrued interest on the senior collateralized promissory notes (note 4), (3) to pay for late charges, fees and expenses, if any, due on the senior collateralized promissory notes, (4) to pay a servicing fee to FirstCity (note 5), (5) to pay accrued interest on the subordinated collateralized promissory notes (note 4),
(6) to pay for advances, if any, from partners or lenders, (7) to replenish an operating reserve account, (8) to pay principal on the senior collateralized promissory notes, (9) to pay principal on the subordinated collateralized promissory notes and (10) return of partners' capital.

     WAMCO XXI, Ltd., a Texas limited partnership (WAMCO XXI), was formed on September 25, 1995 by and between WAMCO XXI of Texas, Inc., a Texas corporation (General Partner), J-Hawk and CFSC. J-Hawk and CFSC are limited partners.

     The Partnership Agreement established Class A Equity and Class B Equity partners. The Class B Equity limited partner is allocated 20 percent of cumulative net income recognized by WAMCO XXI prior to allocation to the Class A Equity limited partners and the General Partner.

     The partnership and other agreements governing WAMCO XXI's affairs provide for certain preferences as to the distribution of cash flows from WAMCO XXI. Proceeds from disposition and payments received on the purchased loan pool are allocated in the following order, (1) to pay for tax escrow, (2) to pay a servicing fee to FirstCity (note 5), (3) to pay operating expenses of WAMCO XXI,
(4) to make protective advances, (5) to pay accrued interest on the senior collateralized promissory note (note 4), (6) to pay estimated tax liabilities,
(7) to replenish a cash reserve fund, (8) to replenish an interest reserve fund (note 4), (9) to pay accrued interest on the subordinated collateralized promissory note (note 4), (10) to pay principal on the senior collateralized promissory note, (11) to pay principal on the subordinated collateralized promissory note and (12) return of partners' capital.

     Whitewater Acquisition Co. One L.P., a Texas limited partnership (Whitewater), was formed on November 2, 1993 by and between Whitewater Acquisition Corporation, a Texas corporation (General Partner), JHC, CFSC and Phoehold Mortgage Acquisition Co. L.P., a Delaware limited partnership (PMAC) as Class A partners (Class A Equity, as defined) and CFSC and PMAC as Class B partners (Class B Equity, as defined). FirstCity (formerly JHC), CFSC and PMAC are limited partners.

     The Partnership Agreement established Class A Equity and Class B Equity partners. The Class B Equity limited partners are allocated 20 percent of cumulative net income recognized by Whitewater prior to allocation to the Class A Equity limited partners and the General Partner.

     The partnership and other agreements governing Whitewater's affairs provide for certain preferences as to the distribution of cash flows from Whitewater. Proceeds from disposition and payments received on purchased loan pools are allocated in the following order, (1) to pay a servicing fee to FirstCity (note
5), (2) to pay for certain costs associated with maintaining the collateral supporting the loans in the purchased loan pools, (3) to pay accrued interest on the collateralized promissory note (note 4), (4) to pay principal on the collateralized promissory note, (5) return of partners' capital, (6) distribution of Class B Equity interest

                               WAMCO PARTNERSHIPS
and (7) distribution of residual cash flows including payment of accrued profit participation (interest) to CFSC and PMAC (note 5).

     VOJ Partners, L.P., a Texas limited partnership (VOJ), was formed on December 28, 1994 by and between VOJ Corporation, a Texas corporation (General Partner), JHC, The Varde Fund, L.P., a Delaware limited partnership (Varde), The Varde Fund II-A, L.P., a Delaware limited partnership (Varde II-A) and OPCO PSB, L.P., a Delaware limited partnership (OPCO). FirstCity (formerly JHC), Varde, Varde II-A and OPCO are limited partners.

     The partnership and other agreements governing VOJ's affairs provide for certain preferences as to the distribution of cash flows from VOJ. Proceeds from disposition and payments received on the purchased loan pool are allocated in the following order, (1) to pay accrued interest on the senior collateralized promissory note (note 4), (2) to pay scheduled principal payments on the senior collateralized promissory note, (3) to pay a servicing fee to FirstCity (note
5), (4) to pay accrued interest on the subordinated collateralized promissory notes (note 4), (5) to pay for certain costs associated with maintaining the collateral supporting the loans in the purchased loan pool, (6) to make mandatory prepayments on the senior collateralized promissory note, (7) to pay principal on the subordinated collateralized promissory notes, (8) return of partners' capital and (9) distribution of residual cash flows including payment of accrued profit participation to Varde, Varde II-A and OPCO (note 5).

     Imperial Fund I L.P., a Texas limited partnership (Imperial), was formed on November 1, 1993 by and between Imperial Fund Corporation, a Texas corporation (General Partner), JHC, CFSC and Peoria Mortgage Acquisition Corporation, a Delaware Corporation (Peoria). FirstCity (formerly JHC), CFSC and Peoria are limited partners.

     The partnership and other agreements governing Imperial's affairs provide for certain preferences as to the distribution of cash flows from Imperial. Proceeds from disposition and payments received on the purchased loan pool are allocated in the following order, (1) to pay for certain costs associated with maintaining the collateral supporting the loans in the purchased loan pool, (2) to pay a servicing fee to FirstCity (note 5), (3) return of partners' capital and (4) distribution of residual cash flows including payment of accrued profit participation to Cargill Financial Services Corporation (Cargill), an affiliate of CFSC, and Peoria (note 5).

     DAP City Partners, L.P., a Texas limited partnership (DAP City), was formed on November 15, 1995 by and between DAP City Corp., a Texas corporation (General Partner), J-Hawk and Hotel DAP, Inc., a Texas corporation (HDI). J-Hawk and HDI are limited partners.

     The partnership and other agreements governing DAP City's affairs provide for certain preferences as to the distribution of cash flows from DAP City. Proceeds from disposition and payments received on the purchased loan pool are allocated in the following order, (1) to pay accrued interest on the senior collateralized promissory note (note 4), (2) to pay a servicing fee to FirstCity (note 5), (3) to pay accrued interest on the subordinated collateralized promissory note (note 4), (4) to make mandatory prepayments on the senior collateralized promissory note, (5) to pay principal on the subordinated collateralized promissory note and (6) return of partners' capital.

     The Partnerships' net income or loss is credited or charged to the Class A Equity partners' capital accounts in proportion to their respective capital balances after the 20 percent allocation to the Class B Equity limited partners. WAMCO IX, VOJ, Imperial and DAP City have no Class B equity allocation.

                               WAMCO PARTNERSHIPS

     A summary of Partners' capital (deficit) at December 31, 1995, 1994 and 1993 is as follows:

                                                     1995            1994            1993
                                                  -----------     -----------     -----------
    CLASS A -- GENERAL PARTNERS
    WAMCO III of Texas, Inc.....................  $   117,718     $   160,879     $   233,072
    WAMCO V of Texas, Inc.......................      102,195         151,885         261,602
    WAMCO VI of Texas, Inc......................      (13,143)         (1,454)         (3,796)
    WAMCO VIII of Texas, Inc....................       59,341          39,699              --
    WAMCO XI of Texas, Inc......................       48,053          23,437              --
    WAMCO XII of Texas, Inc.....................       16,271           8,963              --
    WAMCO XIV of Texas, Inc.....................       24,950          24,315              --
    WAMCO XV of Texas, Inc......................       15,142          17,112              --
    WAMCO XVI of Texas, Inc.....................       42,265          26,507              --
    WAMCO XVII of Texas, Inc....................        6,464          13,691              --
    WAMCO XVIII of Texas, Inc...................       49,221          12,909              --
    WAMCO XIX of Texas, Inc.....................       61,452              --              --
    WAMCO XX of Texas, Inc......................       23,358              --              --
    WAMCO XXI of Texas, Inc.....................       17,910              --              --
    Whitewater Acquisition Corporation..........        1,988          56,615          49,544
                                                  -----------     -----------     -----------
                                                  $   573,185     $   534,558     $   540,422
                                                  ===========     ===========     ===========
    GENERAL PARTNERS
    WAMCO IX of Texas, Inc......................  $    13,875     $        --     $        --
    Imperial Fund Corporation...................       29,659          51,692          16,226
    VOJ Corporation.............................         (998)          4,421              --
    DAP City Corporation........................       48,023              --              --
                                                  -----------     -----------     -----------
                                                  $    90,559     $    56,113     $    16,226
                                                  ===========     ===========     ===========
    CLASS A -- LIMITED PARTNERS
    CFSC Capital Corp. II.......................  $ 8,648,810     $ 8,345,685     $ 6,500,273
    Clearwater Investment, L.P..................    2,503,781       3,721,197       6,409,261
    Clearwater Portfolio II, L.P................    2,869,936         651,734              --
    FirstCity Financial Corporation.............   13,604,259      13,096,669      13,240,358
    J-Hawk Corporation..........................      438,833              --              --
    Phoehold Mortgage Association Co. L.P.......       20,565         378,054         330,824
                                                  -----------     -----------     -----------
                                                  $28,086,184     $26,193,339     $26,480,716
                                                  ===========     ===========     ===========
    CLASS B -- LIMITED PARTNERS
    CFSC Capital Corp. II.......................  $14,627,048     $14,566,958     $15,549,651
    Clearwater Investment, L.P..................    1,277,439       1,828,441       2,241,664
    Clearwater Portfolio II, L.P................      767,500          31,783              --
    Phoehold Mortgage Association Co. L.P.......    4,559,317       4,741,709       4,718,140
                                                  -----------     -----------     -----------
                                                  $21,231,304     $21,168,891     $22,509,455
                                                  ===========     ===========     ===========

                               WAMCO PARTNERSHIPS

                                                     1995            1994            1993
                                                  -----------     -----------     -----------
    LIMITED PARTNERS
    CFSC Capital Corp. II.......................  $   703,256     $   633,231     $   198,769
    FirstCity Financial Corporation.............      678,785         741,537         198,769
    J-Hawk Corporation..........................    1,152,542              --              --
    OPCO PSB, L.P...............................      (12,235)         54,153              --
    Peoria Mortgage Acquisition Corporation.....      726,629       1,266,464         397,540
    The Varde Fund II-A, L.P....................       (6,118)         27,076              --
    The Varde Fund , L.P........................       (6,118)         27,076              --
    Hotel DAP, Inc..............................    1,200,565              --              --
                                                  -----------     -----------     -----------
                                                  $ 4,437,306     $ 2,749,537     $   795,078
                                                  ===========     ===========     ===========

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PURCHASED LOAN POOLS

     The purchased loan pools consist primarily of performing and nonperforming loans purchased at a discount in pools secured by real estate or personal property and are held for sale. A significant amount of the loans are secured by real estate located in the Northeastern United States. Loans are considered performing if debt service payments are made in accordance with the original or restructured terms of the notes. At the acquisition date, the aggregate cost of the loans was allocated to individual notes based on their relative values within the pools. Subsequent to acquisition, these loans are periodically revalued as a pool and carried at the lower of cost or fair value. Any allowance to reduce cost to fair value would be recorded as a provision for possible loss on the purchased loan pools during the period determined. No such allowance or provision was required to adjust the carrying value of the purchased loan pools at December 31, 1995, 1994 and 1993.

     Interest income on loans in the purchased loan pools is recognized as part of proceeds from disposition and payments received on the purchased loan pools.

     Gains from the disposition of assets in the purchased loan pools are recognized when title has passed, payment is received and the Partnerships are relieved of any requirements for continued involvement with the assets.

     Gains on payments (partial disposition) of loans in the purchased loan pools are recognized to the extent that proceeds collected on the loan exceed a pro rata portion of allocated cost from the purchased loan pools. Cost allocated is based on a proration of actual collections divided by total estimated collections of the pools.

     Assets are foreclosed through an arrangement with an affiliated entity whereby titles of the assets are held by the affiliated entity and a note receivable from the affiliate is held by the Partnerships. Costs relating to the development and improvement of foreclosed assets are capitalized by the Partnerships. Costs relating to holding foreclosed assets are charged to operating expense by the Partnerships. For financial statement presentation, the affiliated entity note receivable created by the arrangement is included in the purchased loan pools and is recorded at the lower of allocated cost or fair value less estimated cost to sell.

(B) INCOME TAXES

     Under current Federal laws, partnerships are not subject to income taxes; therefore, no provision has been made for such taxes in the accompanying combined financial statements. For tax purposes, income or loss is included in the individual tax returns of the partners.

                               WAMCO PARTNERSHIPS

(C) USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3) PURCHASED LOAN POOLS

     The purchased loan pools at December 31, 1995 and 1994 are summarized as follows:

                                                                1995              1994
                                                            -------------     -------------
    Loans:
      Borrowers' obligations on outstanding balance of:
         Performing loans.................................. $ 156,590,107     $ 172,688,606
         Nonperforming loans...............................   213,846,684       274,274,361
                                                            -------------     -------------
                                                              370,436,791       446,962,967
    Foreclosed assets......................................    49,822,467        54,247,597
                                                            -------------     -------------
                                                              420,259,258       501,210,564
    Discount required to reflect the purchased loan pools
      at unamortized cost..................................  (198,750,898)     (245,406,546)
                                                            -------------     -------------
         Purchased loan pools, net......................... $ 221,508,360     $ 255,804,018
                                                            =============     =============

(4) LONG-TERM DEBT

     Long-term debt at December 31, 1995 and 1994 consists of the following:

                                                                     1995            1994
                                                                  -----------     -----------
WAMCO III:
Note payable to TransAmerica Lender Finance, bearing interest at the prime rate of the Wall Street Journal plus 2.5% (11% at
  December 31, 1995) calculated on a daily basis; principal
  payments of $258,000 due monthly; additional mandatory
  principal prepayments due in accordance with the note agreement based upon the level of proceeds from disposition and payments received on the purchased loan pools; unpaid principal and interest due on June 22, 1996; secured by substantially all of
  the purchased loan pools of WAMCO III.......................... $11,833,574     $11,577,848
Senior collateralized promissory note payable to NationsBank of
  Texas, N.A., bearing interest at the prime rate of a bank plus
  2% (10.5% at December 31, 1995) calculated on a daily basis;
  principal payments based on proceeds from disposition and
  payments received on the purchased loan pools or minimum
  scheduled payments as provided for in the loan agreement;
  unpaid principal and interest due on March 30, 1996; secured by
  a purchased loan pool of WAMCO III.............................          --       5,477,524

                               WAMCO PARTNERSHIPS

                                                                     1995            1994
                                                                  -----------     -----------
Subordinated collateralized promissory note payable to Cargill
  (note 5), bearing interest at the prime rate of a bank plus 7%
  (15.5% at December 31, 1995) calculated on a daily basis;
  principal payments based on excess proceeds from disposition and payments received on the purchased loan pools after
  payments on the senior collateralized promissory note payable described above; unpaid principal and interest due on September
  30, 1996; secured by a purchased loan pool of WAMCO III........          --       4,684,450
WAMCO V:
Collateralized promissory note payable to NationsBank of Texas,
  N.A., bearing interest at the London Interbank Offering Rate plus 3.25% (8.96875% at December 31, 1995) calculated on a daily basis; principal payments based on proceeds from
  disposition and payments received on the purchased loan pools or minimum scheduled payments as provided for in the loan
  agreement; unpaid principal and interest due on December 29,
  1997; secured by the purchased loan pools of
  WAMCO V........................................................  15,490,113      23,500,000
WAMCO VI:
Senior collateralized promissory note payable to Fleet National
  Bank, bearing interest at the prime rate of a bank plus 2%
  (10.5% at December 31, 1995) calculated on a daily basis;
  principal payments based on proceeds from disposition and
  payments received on the purchased loan pool or minimum
  scheduled payments as provided for in the loan agreement;
  unpaid principal and interest due on July 31, 1996; secured by
  the purchased loan pool of WAMCO VI............................   5,081,659       8,198,009
Subordinated collateralized promissory note payable to Cargill
  (note 5), bearing interest at the prime rate of a bank plus 7%
  (15.5% at December 31, 1995) calculated on a daily basis;
  principal payments based on excess proceeds from disposition and payments received on the purchased loan pool after payments on the senior collateralized promissory note payable described above; unpaid principal and interest due on January 29, 1996;
  secured by the purchased loan pool of WAMCO VI.................   6,970,945       8,011,170
WAMCO VIII:
Senior collateralized promissory note payable to NationsBank of
  Texas, N.A., bearing interest at the London Interbank Offering
  Rate plus 3.75% to 4.25% (9.96875% at December 31, 1995)
  calculated on a daily basis; principal payments based on
  proceeds from disposition and payments received on the
  purchased loan pools or minimum scheduled payments as provided for in the loan agreement; unpaid principal and interest due on
  February 7, 1996; secured by the purchased loan pools of
  WAMCO VIII.....................................................   2,471,195       9,111,292

                               WAMCO PARTNERSHIPS

                                                                     1995            1994
                                                                  -----------     -----------
Senior collateralized promissory note payable to Fleet National
  Bank, bearing interest at the London Interbank Offering Rate plus 3.75% to 4.25% (9.96875% at December 31, 1995) calculated on a daily basis; principal payments based on proceeds from disposition and payments received on the purchased loan pools or minimum scheduled payments as provided for in the loan
  agreement; unpaid principal and interest due on February 7,
  1996; secured by the purchased loan pools of
  WAMCO VIII.....................................................   2,471,195       9,111,293
Subordinated collateralized promissory note payable to Cargill
  (note 5), bearing interest at the prime rate of a bank plus 7%
  (15.5% at December 31, 1995) calculated on a daily basis;
  principal payments based on excess proceeds from disposition and payments received on the purchased loan pools after
  payments on the senior collateralized promissory notes payable described above; unpaid principal and interest due on August 1,
  1996; secured by the purchased loan pools of
  WAMCO VIII.....................................................   8,446,017      13,342,512
WAMCO IX:
Collateralized promissory note payable to Cargill (note 5),
  bearing interest at the London Interbank Offering Rate plus 5%
  (10.71875% at December 31, 1995) calculated on a daily basis;
  principal payments based on proceeds from disposition and
  payments received on the purchased loan pool or minimum
  scheduled payments as provided for in the loan agreement;
  unpaid principal and interest due on August 29, 1997; secured
  by the purchased loan pool of WAMCO IX.........................     852,382              --
WAMCO XI:
Senior collateralized promissory note payable to Berliner
  Handels-UND Frankfurter Bank, bearing interest at the New York
  Interbank Offering Rate, plus 3% (8.875% at December 31, 1994)
  calculated on a daily basis; principal payments based on
  proceeds from disposition and payments received on the
  purchased loan pool or minimum scheduled payments as provided for in the loan agreement; unpaid principal and interest due on
  April 14, 1996; secured by the purchased loan pool of WAMCO
  XI.............................................................          --       9,583,251
Subordinated collateralized promissory note payable to Cargill
  (note 5), bearing interest at the prime rate of a bank plus 7%
  (15.5% at December 31, 1994) calculated on a daily basis;
  principal payments based on excess proceeds from disposition and payments received on the purchased loan pool after payments on the senior collateralized promissory note payable described above; unpaid principal and interest due on October 13, 1996;
  secured by the purchased loan pool of WAMCO XI.................          --       3,652,510

                               WAMCO PARTNERSHIPS

                                                                     1995            1994
                                                                  -----------     -----------
WAMCO XII:
Senior collateralized promissory note payable to Fleet National
  Bank, bearing interest at the London Interbank Offering Rate plus 3.25% to 3.5% (9.21875% at December 31, 1995) calculated on a daily basis; principal payments based on proceeds from disposition and payments received on the purchased loan pool or minimum scheduled payments as provided for in the loan
  agreement; unpaid principal and interest due on August 5, 1996;
  secured by the purchased loan pool of WAMCO XII................   3,290,594      13,463,625
Subordinated collateralized promissory note payable to Cargill
  (note 5), bearing interest at the prime rate of a bank plus 7%
  (15.5% at December 31, 1995) calculated on a daily basis;
  principal payments based on excess proceeds from disposition and payments received on the purchased loan pool after payments on the senior collateralized promissory note payable described above; unpaid principal and interest due on January 19, 1997;
  secured by the purchased loan pool of WAMCO XII................   2,852,440       4,588,910
WAMCO XIV:
Senior collateralized promissory note payable to TransAmerica
  Lender Finance, bearing interest at the prime rate of a bank plus 2% (10.5% at December 31, 1995) calculated on a daily basis; principal payments based on proceeds from disposition and payments received on the purchased loan pool or minimum scheduled payments as provided for in the loan agreement;
  unpaid principal and interest due on September 20, 1996;
  secured by the purchased loan pool of WAMCO XIV................   4,380,476      16,390,349
Subordinated collateralized promissory note payable to Cargill
  (note 5), bearing interest at the prime rate of a bank plus 7%
  (15.5% at December 31, 1995) calculated on a daily basis;
  principal payments based on excess proceeds from disposition and payments received on the purchased loan pool after payments on the senior collateralized promissory note payable described above; unpaid principal and interest due on March 19, 1997;
  secured by the purchased loan pool of WAMCO XIV................   6,338,934       6,038,541
WAMCO XV:
Senior collateralized promissory note payable to Berliner
  Handels-UND Frankfurter Bank, bearing interest at the New York
  Interbank Offering Rate plus 3% (8.625% at December 31, 1995)
  calculated on a daily basis; principal payments based on
  proceeds from disposition and payments received on the
  purchased loan pool or minimum scheduled payments as provided for in the loan agreement; unpaid principal and interest due on
  August 30, 1996; secured by the purchased loan pool of WAMCO
  XV.............................................................   4,647,366       5,826,510

                               WAMCO PARTNERSHIPS

                                                                     1995            1994
                                                                  -----------     -----------
Subordinated collateralized promissory note payable to Cargill
  (note 5), bearing interest at the prime rate of a bank plus 7%
  (15.5% at December 31, 1995) calculated on a daily basis;
  principal payments based on excess proceeds from disposition and payments received on the purchased loan pool after payments on the senior collateralized promissory note payable described above; unpaid principal and interest due on February 28, 1997;
  secured by the purchased loan pool of WAMCO XV.................   1,823,181       2,205,375
WAMCO XVI:
Senior collateralized promissory note payable to Fleet National
  Bank, bearing interest at the London Interbank Offering Rate plus 3.25% to 3.50% (9.21875% at December 31, 1995) calculated on a daily basis; principal payments based on proceeds from disposition and payments received on the purchased loan pool or minimum scheduled payments as provided for in the loan
  agreement; unpaid principal and interest due on November 4,
  1996; secured by the purchased loan pool of
  WAMCO XVI......................................................   4,235,450       9,563,992
Subordinated collateralized promissory note payable to Cargill
  (note 5), bearing interest at the prime rate of a bank plus 7%
  (15.5% at December 31, 1995) calculated on a daily basis;
  principal payments based on excess proceeds from disposition and payments received on the purchased loan pool after payments on the senior collateralized promissory note payable described above; unpaid principal and interest due on April 24, 1997;
  secured by the purchased loan pool of
  WAMCO XVI......................................................   3,235,300       4,634,683
WAMCO XVII:
Senior collateralized promissory note payable to NationsBank of
  Texas, N.A., bearing interest at the prime rate of the bank plus 2% (10.5% at December 31, 1995) calculated on a daily basis; principal payments based on proceeds from disposition and payments received on the purchased loan pools or minimum scheduled payments as provided for in the loan agreement;
  unpaid principal and interest due on December 27, 1995; secured
  by the purchased loan pools of WAMCO XVII......................          --      11,263,593
Senior collateralized promissory note payable to Cargill (note
  5), bearing interest at the prime rate of a bank plus 2% (10.5%
  at December 31, 1995) calculated on a daily basis; principal payments based on proceeds from disposition and payments
  received on the purchased loan pools or minimum scheduled
  payments as provided for in the loan agreement; unpaid
  principal and interest due on December 27, 1996; secured by the
  purchased loan pools of WAMCO XVII.............................   5,058,756              --

                               WAMCO PARTNERSHIPS

                                                                     1995            1994
                                                                  -----------     -----------
Subordinated collateralized promissory note payable to Clearwater
  Portfolio (note 5), bearing interest at the prime rate of a bank plus 7% (15.5% at December 31, 1995) calculated on a daily basis; principal payments based on excess proceeds from
  disposition and payments received on the purchased loan pools after payments on the senior collateralized promissory notes payable described above; unpaid principal and interest due on
  June 27, 1997; secured by the purchased loan pools of
  WAMCO XVII.....................................................   5,371,867       5,371,867
WAMCO XVIII:
Senior collateralized promissory note payable to Berliner
  Handels-UND Frankfurter Bank, bearing interest at the New York
  Interbank Offering Rate plus 3% (8.625% at December 31, 1995)
  calculated on a daily basis; principal payments based on
  proceeds from disposition and payments received on the
  purchased loan pool or minimum scheduled payments as provided for in the loan agreement; unpaid principal and interest due on
  December 20, 1996; secured by the purchased loan pool of WAMCO
  XVIII..........................................................   2,279,706       9,558,682
Subordinated collateralized promissory note payable to Clearwater
  Portfolio (note 5), bearing interest at the prime rate of a bank plus 7% (15.5% at December 31, 1995) calculated on a daily basis; principal payments based on excess proceeds from
  disposition and payments received on the purchased loan pool after payments on the senior collateralized promissory note payable described above; unpaid principal and interest due on
  June 22, 1997; secured by the purchased loan pool of
  WAMCO XVIII....................................................   1,049,776       2,676,431
WAMCO XIX:
Senior collateralized promissory note payable to Berliner
  Handels-UND Frankfurter Bank, bearing interest at the New York
  Interbank Offering Rate plus 3% (8.625% at December 31, 1995)
  calculated on a daily basis; principal payments based on
  proceeds from disposition and payments received on the
  purchased loan pool or minimum scheduled payments as provided for in the loan agreement; unpaid principal and interest due on
  March 28, 1997; secured by the purchased loan pool of WAMCO
  XIX............................................................  13,623,266              --
Subordinated collateralized promissory note payable to Clearwater
  Portfolio (note 5), bearing interest at the prime rate of a bank plus 7% (15.5% at December 31, 1995) calculated on a daily basis; principal payments based on excess proceeds from
  disposition and payments received on the purchased loan pool after payments on the senior collateralized promissory note payable described above; unpaid principal and interest due on
  September 28, 1997; secured by the purchased loan pool of WAMCO
  XIX............................................................   6,723,884              --

                               WAMCO PARTNERSHIPS

                                                                     1995            1994
                                                                  -----------     -----------
WAMCO XX:
Senior collateralized promissory notes payable to Cargill (note
  5), bearing interest at the London Interbank Offering Rate plus
  5% (10.71875% at December 31, 1995) calculated on a daily
  basis; principal payments based on proceeds from disposition and payments received on the purchased loan pools or minimum scheduled payments as provided for in the loan agreement;
  unpaid principal and interest due on December 21, 1997; secured
  by the purchased loan pools of WAMCO XX........................  18,276,059              --
Subordinated collateralized promissory notes payable to Cargill
  (note 5), bearing interest at the prime rate of a bank plus 7%
  (15.5% at December 31, 1995) calculated on a daily basis;
  principal payments based on excess proceeds from disposition and payments received on the purchased loan pools after
  payments on the senior collateralized promissory notes payable described above; unpaid principal and interest due on June 21,
  1998; secured by the purchased loan pools of
  WAMCO XX.......................................................   7,442,491              --
WAMCO XXI:
Senior collateralized promissory note payable to BHF-Bank
  Aktiengesellschaft, bearing interest at the New York Interbank
  Offering Rate plus 3% (8.625% at December 31, 1995) calculated on a daily basis; principal payments based on proceeds from disposition and payments received on the purchased loan pool or minimum scheduled payments as provided for in the loan
  agreement; unpaid principal and interest due on November 16,
  1997; secured by the purchased loan pool of WAMCO XXI..........   6,963,103              --
Subordinated collateralized promissory note payable to Cargill
  (note 5), bearing interest at the prime rate of a bank plus 7%
  (15.5% at December 31, 1995) calculated on a daily basis;
  principal payments based on excess proceeds from disposition and payments received on the purchased loan pool after payments on the senior collateralized promissory note payable described above; unpaid principal and interest due on May 16, 1998;
  secured by the purchased loan pool of
  WAMCO XXI......................................................   2,858,761              --
Whitewater:
Collateralized promissory note payable to Salomon Brothers Realty
  Corp., bearing interest at the London Interbank Offering Rate plus 6.50% (12.21875% at December 31, 1995) calculated on a daily basis; principal payments based on excess proceeds from disposition and payments received on the purchased loan pools;
  unpaid principal and interest due on March 29, 1996; secured by the purchased loan pools of
  Whitewater.....................................................   5,686,544      13,269,142

                               WAMCO PARTNERSHIPS

                                                                     1995            1994
                                                                  -----------     -----------
VOJ:
Senior collateralized promissory note payable to Central National
  Bank, bearing interest at the prime rate of a bank plus 2%
  (10.5% at December 31, 1995) calculated on a daily basis;
  principal payments based on proceeds from disposition and
  payments received on the purchased loan pool or minimum
  scheduled payments as provided for in the loan agreement;
  unpaid principal and interest due on December 29, 1996; secured
  by the purchased loan pool of VOJ..............................   1,383,029       1,883,373
Subordinated collateralized promissory notes payable to Varde,
  Varde II-A and OPCO (note 5), bearing interest at the prime rate of a bank plus 7% (15.5% at December 31, 1995) calculated on a daily basis; principal payments based on excess proceeds from disposition and payments received on the purchased loan pool after payments on the senior collateralized promissory note payable described above; unpaid principal and interest due
  on June 29, 1997; secured by the purchased loan pool of VOJ....     724,374         724,374
DAP City:
Senior collateralized promissory note payable to FirstCity (note
  5), bearing interest at the London Interbank Offering Rate plus
  6% (11.71875% at December 31, 1995) calculated on a daily
  basis; principal payments based on proceeds from disposition and payments received on the purchased loan pool; unpaid
  principal and interest due on November 15, 1996; secured by the
  purchased loan pool of DAP City................................   8,366,162              --
Subordinated collateralized promissory note payable to J-Hawk
  (note 5), bearing interest at the prime rate of a bank plus 7%
  (15.5% at December 31, 1995) calculated on a daily basis;
  principal payments based on excess proceeds from disposition and payments received on the purchased loan pool after payments on the senior collateralized promissory note payable described above; unpaid principal and interest due on November 15, 1996;
  secured by the purchased loan pool of
  DAP City.......................................................   1,219,379              --
                                                                  ------------    ------------
          Long-term debt......................................... $171,447,978    $213,709,306
                                                                  ============    ============

     Contractual maturities (excluding principal and interest payments payable from proceeds from disposition and payments received on the purchased loan pools) of long-term debt are as follows:

    Year ending December 31:
      1996.................................................................. $ 83,201,658
      1997..................................................................   79,643,743
      1998..................................................................    8,602,577
                                                                             ------------
                                                                             $171,447,978
                                                                             ============

     Additionally, the loan agreements and master note purchase agreements, under which these notes payable were incurred, contain various covenants including limitations on incurrence of other indebtedness, maintenance of service agreements and restrictions on use of proceeds from disposition and payments received

                               WAMCO PARTNERSHIPS
on the purchased loan pools. As of December 31, 1995, the Partnerships were in compliance with the aforementioned covenants.

     In connection with the long-term debt, the Partnerships incurred origination and commitment fees. These fees are being amortized proportionate to the principal reduction on the related notes and are included in general, administrative and operating expenses. At December 31, 1995 and 1994, approximately $2,048,000, and $3,066,000 of origination and commitment fees are included in other assets.

     WAMCO V paid a premium of $278,000 to enter into an interest rate cap agreement with NationsBank of North Carolina, N.A. (the Bank). In the event the London Interbank Offering Rate (the floating rate) exceeds 7.75% (the fixed rate), the Bank will pay WAMCO V an amount equal to such excess multiplied times a notional amount which corresponds to the outstanding balance of the collateralized promissory note payable. Until such time as the floating rate exceeds the fixed rate, no payments will be made between the parties and WAMCO V will amortize the premium to general, administrative and operating expenses on a pro rata basis corresponding to principal reductions on the collateralized promissory note payable. At December 31, 1995 and 1994, approximately $183,000 and $278,000 of the premium is included in other assets.

     Additionally, certain loan agreements contain provisions requiring the Partnerships to maintain minimum balances in a restricted cash account as additional security for certain notes. Approximately $2,120,000 and $2,919,000 of restricted cash was held in such accounts as of December 31, 1995 and 1994, respectively.

(5) TRANSACTIONS WITH AFFILIATES

     Clearwater Investment, a limited partner, held a subordinated collateralized promissory note payable of WAMCO V during 1994. Interest expense on this note payable was $1,672,153 and $1,673,953 in 1994 and 1993, respectively. This note payable was repaid during 1994.

     Clearwater Portfolio, a limited partner, holds subordinated collateralized promissory notes payable of WAMCO XVII, WAMCO XVIII and WAMCO XIX (note 4). Interest expense on these notes payable was $2,228,164 and $28,343 in 1995 and 1994, respectively.

     Cargill holds a senior collateralized promissory note payable of WAMCO
XVII. This note payable was used to refinance the NationsBank of Texas, N.A. senior collateralized promissory note payable. Interest expense on the Cargill note payable was $5,821 in 1995.

     Cargill holds subordinated collateralized promissory notes payable of WAMCO III, WAMCO VI, WAMCO VIII, WAMCO IX, WAMCO XI, WAMCO XII, WAMCO XIV, WAMCO XV, WAMCO XVI, WAMCO XX, WAMCO XXI and Imperial (note 4). Interest expense on these notes payable was $7,055,911, $5,602,215 and $3,490,962 in 1995, 1994 and 1993,
respectively. Additionally, WAMCO VIII and WAMCO XXI incurred interest expense on acquisition debt of $286,492 and $74,649 in 1995 and 1994, respectively, payable to Cargill.

     Peoria, a limited partner, held a subordinated collateralized promissory note payable of Imperial. Interest expense on this note payable was $199,248 and $35,153 in 1994 and 1993, respectively. This note payable was repaid during 1994.

     Varde, Varde II-A and OPCO, limited partners, hold subordinated collateralized promissory notes payable of VOJ (note 4). Interest expense on these notes payable was $114,029 and $1,538 in 1995 and 1994, respectively.

     FirstCity holds a senior collateralized promissory note payable of DAP City (note 4). Interest expense on this note payable was $131,658 in 1995. J-Hawk, a limited partner, holds a subordinated collateralized promissory note payable of DAP City (note 4). Interest expense on this note payable was $24,621 in 1995.

                               WAMCO PARTNERSHIPS

     Under the terms of the various servicing agreements, FirstCity, a limited partner, receives a servicing fee based on proceeds from disposition and payments received on the purchased loan pools, for processing transactions on the purchased loan pools and for conducting settlement and sale negotiations. Included in general, administrative and operating expenses in the accompanying combined statements of operations is approximately $6,834,000, $7,940,200 and $5,161,000 in servicing fees incurred in 1995, 1994 and 1993, respectively.

     During December 1994, WAMCO III and WAMCO V sold loans to an affiliate. Included in proceeds from disposition and payments received on the purchased loan pools in the accompanying combined statements of operations for 1994 is approximately $9,616,000 in proceeds received from the affiliated entity.

     Under the terms of the Partnership Agreement of Whitewater, the Class B Equity limited partners are to receive interest on their Class B equity interest at prime plus 7% (15.5% at December 31, 1995) calculated on a monthly basis. Whitewater has accrued $6,235,194, $2,748,364 and $129,185 in 1995, 1994 and
1993, respectively, included in accrued liabilities and expensed $3,486,264, $2,619,179 and $129,185 in 1995, 1994 and 1993, respectively, included in interest expense in the accompanying combined financial statements, under this partnership agreement. The interest will be paid to the Class B Equity limited partners upon final disposition of the purchased loan pools or in accordance with the Master Note Purchase Agreement.

     Under the terms of a Master Note Purchase Agreement with Varde, Varde II-A and OPCO, Varde, Varde II-A and OPCO are to receive 5 percent, 5 percent and 10 percent, respectively, of cumulative income before recognition of profit participation expense recognized by VOJ. VOJ has accrued $84,922 and $17,180 in 1995 and 1994, respectively, included in receivable from affiliates and recognized $67,742 and $17,180 in 1995 and 1994, respectively, included in other income (expense), net, in the accompanying combined financial statements, under this profit participation agreement. The profit participation will be paid to Varde, Varde II-A and OPCO upon final disposition of the purchased loan pool or in accordance with the Master Note Purchase Agreement.

     Under the terms of a Master Note Purchase Agreement with Cargill and Peoria, Cargill and Peoria are to each receive 10 percent of cumulative income before recognition of profit participation expense recognized by Imperial. Imperial has accrued $370,729, $646,152 and $47,825 in 1995, 1994 and 1993,
respectively, included in accounts payable -- affiliates and expensed $114,158, $813,492 and $47,825 in 1995, 1994 and 1993, respectively, included in other income (expense), net, in the accompanying combined financial statements, under this profit participation agreement. The profit participation will be paid to Cargill and Peoria upon final disposition of the purchased loan pool or in accordance with the Master Note Purchase Agreement.

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Partnerships disclose estimated fair values of their financial instruments. Fair value estimates, methods and assumptions are set forth below.

(A) CASH, RESTRICTED CASH, RECEIVABLE FROM AFFILIATES, ACCOUNTS
    PAYABLE-AFFILIATES AND ACCRUED LIABILITIES

     The carrying amount of cash, restricted cash, receivable from affiliates, accounts payable -- affiliates and accrued liabilities approximates fair value at December 31, 1995 due to the short-term nature of such accounts.

(B) PURCHASED LOAN POOLS

     The purchased loan pools are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on a loan by loan basis through estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The carrying value of the purchased

                               WAMCO PARTNERSHIPS
loan pools is $221,508,360 at December 31, 1995. The estimated fair value of the purchased loan pools is approximately $282,091,000 at December 31, 1995.

(C) LONG-TERM DEBT

     Management believes that for a similar floating rate financial instrument with similar credit risk, that the stated interest rate at December 31, 1995 approximates a market rate. Accordingly, the carrying amount of long-term debt is believed to approximate fair value.

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

The Partners
WAMCO Partnerships:

     We have audited the accompanying combined balance sheets of WAMCO Partnerships as of December 31, 1995 and 1994, and the related combined statements of operations, changes in partners' capital and cash flows for each of the years in the three-year period ended December 31, 1995. These combined financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of WAMCO Partnerships as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                            KPMG Peat Marwick LLP

Ft. Worth, Texas
February 2, 1996

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF NET ASSETS
                               DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                        ASSETS, AT ESTIMATED FAIR VALUE

Cash and cash equivalents.........................................................  $ 11,260
Note receivable from FirstCity Financial Corporation..............................     2,000
Trust assets, net.................................................................   193,204
                                                                                    --------
          Total assets............................................................   206,464
                                                                                    --------
                        LESS LIABILITIES AT FACE OR ESTIMATED AMOUNT
Estimated administrative claims...................................................     3,486
Payables and accrued liabilities..................................................     1,197
                                                                                    --------
          Total liabilities.......................................................     4,683
                                                                                    --------
Commitments and contingencies.....................................................        --
                           TRUST NET ASSET VALUE ATTRIBUTABLE TO:
Class "A" Certificate, held by FirstCity Financial Corporation....................   162,245
Class "B" Certificate, 2,460,911 units outstanding................................    39,536
Class "C" Certificate, 738,273 units outstanding..................................        --
                                                                                    --------
          Total net asset value...................................................  $201,781
                                                                                    ========

        CONSOLIDATED STATEMENT OF INCOME AND CHANGES IN NET ASSET VALUE
                         INCEPTION TO DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

Changes in fair value of trust assets.............................................  $ 33,548
Interest income on short-term investments.........................................       375
Interest expense..................................................................    (1,741)
Administrative expense............................................................    (8,552)
                                                                                    --------
          Net income..............................................................    23,630
                                                                                    --------
Contribution of net assets by First City Bancorporation of Texas, Inc.............   182,872
Interest distribution on Class "A" Certificate....................................    (4,721)
                                                                                    --------
Net asset value, end of period....................................................  $201,781
                                                                                    ========

          See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         INCEPTION TO DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

Cash flows from operating activities:
  Net income.....................................................................  $  23,630
  Adjustments to reconcile net income to net cash used in operating activities:
     Changes in fair value of trust assets.......................................    (33,548)
     Collections on trust assets, net of advances................................    107,371
     Purchase of Loss-Sharing assets.............................................   (205,513)
     Decrease in other liabilities...............................................     (9,319)
                                                                                   ---------
          Net cash used in operating activities..................................   (117,379)
                                                                                   ---------
Cash flows from financing activities:
  Borrowings under notes payable to banks........................................     73,000
  Payments of notes payable to banks.............................................    (73,000)
  Advance from FirstCity Financial Corporation ..................................      4,728
  Repayment of advance from FirstCity Financial Corporation......................     (4,728)
  Advance to FirstCity Financial Corporation.....................................     (2,000)
  Capital contribution of First City Bancorporation of Texas, Inc................    135,360
  Interest distribution on Class "A" Certificate.................................     (4,721)
                                                                                   ---------
          Net cash provided by financing activities..............................    128,639
                                                                                   ---------
Cash, end of period..............................................................  $  11,260
                                                                                   =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest....................................................................  $   1,741
                                                                                   =========
  Non-cash financing activities:
     Non-cash net assets contributed by First City Bancorporation of Texas,
      Inc........................................................................  $  47,512
                                                                                   =========

          See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

(A) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1) DESCRIPTION OF BUSINESS

     The Joint Plan of Reorganization by First City Bancorporation of Texas, Inc. (the "Debtor"), Official Committee of Equity Security Holders, and J-Hawk Corporation ("J-Hawk"), with the Participation of Cargill Financial Services Corporation, under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (the "Plan of Reorganization"), was confirmed by the Bankruptcy Court for the Northern District of Texas, Dallas Division, by an order entered on May 31, 1995, and became effective on July 3, 1995. Pursuant to the Plan of Reorganization, and an Agreement and Plan of Merger between the Debtor and J-Hawk, on July 3, 1995, J-Hawk was merged (the "Merger") with and into First City Bancorporation of Texas, Inc., and the name of the corporation was changed to FirstCity Financial Corporation ("FirstCity").

     Pursuant to the Plan, substantially all of the legal and beneficial interests in the assets of the Debtor, other than $20 million in cash contributed to FirstCity, were transferred to FirstCity Liquidating Trust (the "Trust"), or to subsidiaries of the Trust. Such assets will be liquidated over the life of the Trust pursuant to the terms thereof. FirstCity, as the sole holder of the Class "A" Certificate under the Trust, will receive from the Trust amounts sufficient to pay certain expenses and FirstCity's obligations under its 9% senior subordinated notes and its special preferred stock. Any amounts in excess of such sums shall be paid to certain of the former security holders of the Debtor pursuant to the terms of the Class B and the Class C certificates of beneficial interests in the Trust. The Trust is administered by a four-person portfolio committee (the "Portfolio Committee"). The liquidation of the Trust's assets is managed by FirstCity pursuant to an Investment Management Agreement between the Trust and FirstCity.

     In connection with the sale of the Debtor's banks by the FDIC to third-party acquirers (the "Loss-Sharing Banks"), the FDIC guaranteed certain recoveries on loans acquired by the Loss-Sharing Banks. (These agreements are referred to as "Loss-Sharing Agreements".) On July 12, 1995, in order to reduce the uncertain effect of the Loss-Sharing Agreements on future distributions to the Trust by the FDIC, subsidiaries of the Trust purchased assets (the "Loss-Sharing Settlement") for approximately $206 million from the Loss-Sharing Banks. With the purchase of these assets, the Loss-Sharing Banks released the FDIC from its future obligations under the Loss-Sharing Agreements.

(2) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of FirstCity Liquidating Trust and its subsidiaries (collectively referred to as the "Trust"). All significant intercompany transactions and balances have been eliminated in consolidation.

(3) CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Trust considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Trust, at December 31, 1995, and periodically throughout the year, has maintained balances in various operating and money market accounts in excess of federally insured limits.

(4) TRUST ASSETS

     The net assets of the Trust are carried at estimated fair values which are the results of discounting, at appropriate discount rates, the currently estimated cash flows projected to be realized from the collection, liquidation and disposition of the non-cash assets held by the Trust. Such assets consist principally of performing and non-performing loans, income producing real estate and interests in real estate, and

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES

                               DECEMBER 31, 1995

miscellaneous other assets and receivables (principally from the FDIC) transferred to the Trust upon the consummation of the Plan. The estimates of the future cash flows from which the net asset value of the Trust was derived are made under the direction of the management of the Trust based upon information available and believed to be reliable. There can be no assurance, however, that the estimates resulting from such reviews or the net asset values derived from such estimates will ultimately be realized due to the highly judgmental assumptions which were made in developing estimates of the amount and timing of future cash flows to be realized upon the liquidation of the types of assets such as those held by the Trust.

     In addition to the assets described above, the Trust also holds certain contingent asset claims, such as claims against the former Directors and Officers of First City Bancorporation of Texas, Inc., claims under fidelity bonds, and judgments and deficiencies arising from charged off loans to former borrowers of the Debtor's banks. The estimated future cash flows from which the net asset value of the Trust was derived include estimated future collections which might be realized from such claims only when such amounts are reasonably certain and estimable. As a result, there can be no assurance that there will ever be any material collections realized from such contingent asset claims.

     Trust assets are periodically revalued and adjustments to estimated fair values are included in operating results in the period in which they become known. Loans are considered performing if debt service payments are made in accordance with the original or restructured terms of the notes. Interest on loans is recognized as part of the proceeds from disposition of trust assets.

     Foreclosed assets acquired in settlement of notes are recorded at estimated fair market value. Costs relating to the development and improvement of property and holding costs are considered in the development of estimated fair values.

(5) INCOME TAXES

     Under current federal and state laws, the Trust shall be treated as a grantor trust owned by the beneficiaries holding beneficial interest therein. For tax purposes, any item of income or loss is allocated among the certificate holders. Therefore, no provision has been made for income taxes in the accompanying consolidated financial statements.

(B) TRUST ASSETS

     Trust assets at December 31, 1995, are comprised of the following (dollars in thousands):

                                                                      LEGAL
                                                                      CLAIM       ESTIMATED
                                                                       OR           GROSS
                                                                    ASSIGNED        CASH
    TYPE OF ASSET                                                     VALUE         FLOW
    -------------                                                   ---------     ---------
    Borrowers' obligation on outstanding balance of:
      Performing loans............................................  $ 139,705     $ 134,381
      Nonperforming loans.........................................    225,921        60,454
    Receivable from the FDIC......................................     33,000        33,000
    Real estate and other assets..................................     60,734        33,305
                                                                    ---------     ---------
      Total.......................................................    459,360       261,140
                                                                    ---------     ---------
    Discount required to reflect trust assets at estimated fair
      value.......................................................   (266,156)      (67,936)
                                                                    ---------     ---------
    Trust assets, net.............................................  $ 193,204     $ 193,204
                                                                    =========     =========

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES

                               DECEMBER 31, 1995

(C) SENIOR NOTES PAYABLE TO BANKS

     The Trust has a revolving line of credit with two banks for borrowings of up to $100 million, subject to borrowing base limits. The line matures in June, 1997. In connection with the Loss-Sharing Settlement, $73 million was borrowed by the Trust and $27 million in letters of credit were issued in favor of the Loss-Sharing Banks (see note G). Payments reduced the outstanding balance to zero in November, 1995. Based on an election by the Trust, interest, payable monthly, on a portion of the borrowings is at prime plus 1%, and interest on the remaining balance is at one-month LIBOR (as defined) plus 3.25%. Substantially all trust assets were pledged to secure these borrowings.

(D) ESTIMATED CLAIMS

     Estimated claims represent unpaid bankruptcy administrative claims and claims for expense reimbursement of professionals providing services to or for the benefit of the Debtor as of December 31, 1995; all such claims are subject to approval of the Bankruptcy Court. The December 31, 1995 balance includes a $2 million claim by FirstCity for reimbursement of expenses. In November 1995, the Trust advanced FirstCity $2 million under a note, earning prime plus 2%, which was repaid by FirstCity in February, 1996.

(E) DISTRIBUTION PRIORITIES

     Pursuant to the Senior Note Loan Agreement and the Liquidating Trust Agreement, the Trust is required to apply all proceeds from liquidation and disposition of trust assets first to payment of normal operating expenses, including a 3% servicing fee to FirstCity , and unpaid administrative claims of the Debtor. Second, trust proceeds are remitted to the senior lenders for payment of principal and interest (see Note C). Third, trust proceeds are distributed to FirstCity, the sole Class A Certificate holder, for payment of principal, due in two equal installments on September 30, 1996 and 1997, and interest, at an annual rate of 9%, on $106.7 million senior subordinated notes payable, an obligation of FirstCity; and cumulative quarterly cash dividends ($3.9 million accrued and undeclared at December 31, 1995) at the annual rate of $3.15 per share (on 2,460,911 shares) and redemption of the nominal stated value of $51.7 million of FirstCity special preferred stock on September 30, 1998. On January 24, 1996, the Portfolio Committee approved, subject to certain conditions met on February 12, 1996, the distribution of $53.3 million to FirstCity for the early redemption of senior subordinated notes payable in March 1996.

     The fourth order of distribution is payments pursuant to employment agreements with certain former employees of the Debtor. Fifth, Class B Certificate holders (and, pursuant to bonus agreements, certain former employees of the Debtor) are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $122 million at December 31, 1995) is the liquidation preference on July 3, 1995, of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. Lastly, Class C Certificate holders receive distributions, if any, after all required payments to Class B Certificate holders. No distributions to Class C Certificate holders are anticipated.

     The ultimate amounts to be distributed to the holders of the A, B and C Certificates will result from the cash flow actually realized from the liquidation of the non-cash trust assets and contingent asset claims. The determination of the net asset value of the Trust in the accompanying consolidated statement of net assets is based upon estimates of future cash flows. The actual cash flows and the timing of such cash flows may vary significantly from those estimates, thus affecting the final distributions to the Certificate holders.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES

                               DECEMBER 31, 1995

(F) INVESTMENT MANAGEMENT AGREEMENT

     Pursuant to an investment management agreement, FirstCity manages the liquidation of trust assets and the Trust will pay FirstCity a 3% servicing fee on collections (as defined) up to a specified level of collections. Thereafter, the servicing fee percentage increases with additional levels of collections. Administrative expenses for the period ending December 31, 1995, include servicing fees of $3.1 million.

(G) CONTINGENCIES

     Letters of credit totaling $27 million were issued to the Loss-Sharing Banks in connection with the Loss-Sharing Settlement. Any draws (none of which have occurred through December 31, 1995) on the letters of credit will be paid by making an advance under the revolving line of credit (Note C). In early 1996, the letters of credit were reduced to $19.5 million. Agreements in principle have been reached which, if executed, will reduce the remaining $19.5 million in letters of credit to zero.

     The Trust is involved in various legal proceedings in the ordinary course of business. In the opinion of management of the Trust, the resolution of such matters should not have a material adverse impact on the financial condition of the Trust.
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

The Portfolio Committee and Certificate Holders
FirstCity Liquidating Trust:

     We have audited the accompanying consolidated statement of net assets of FirstCity Liquidating Trust and subsidiaries as of December 31, 1995, and the related consolidated statements of income and changes in net asset value, and cash flows for the period from July 3, 1995 (effective date of inception) through December 31, 1995. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As described in Note 1 to the consolidated financial statements, the Joint Plan of Reorganization by First City Bancorporation of Texas, Inc. ("Debtor"), Official Committee of Equity Security Holders, and J-Hawk Corporation, with the participation of Cargill Financial Services Corporation was confirmed on May 31, 1995 and became effective July 3, 1995. Pursuant to the Joint Plan, assets of the Debtor transferred to FirstCity Liquidating Trust will be liquidated in accordance with Joint Plan terms for the benefit of the holders of the beneficial interest in such assets. Accordingly, the Trust is using a liquidation basis of accounting.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets of FirstCity Liquidating Trust and subsidiaries as of December 31, 1995, and the income and changes in net asset values and cash flows for the period from July 3, 1995 (effective date of inception) to December 31, 1995 in conformity with generally accepted accounting principles.

                                                   KPMG Peat Marwick LLP

Ft. Worth, Texas
February 13, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On October 27, 1995, FirstCity engaged KPMG Peat Marwick LLP ("KPMG") to serve as its independent accountants, such engagement to be effective as of and for the year ending December 31, 1995. The engagement of KPMG was recommended by the Audit Committee of FirstCity's Board of Directors and was approved by such Board on October 27, 1995.

     During the Debtor's two most recent fiscal years prior to the Merger, no audited financial statements of the Debtor were prepared, and therefore no report on such financial statements was prepared. Prior thereto, Arthur Andersen & Co. LLP served as the Debtor's independent accountants.

     Prior to the Merger, Jaynes, Reitmeier, Boyd & Therrell, P.C. ("Jaynes Reitmeier") served as J-Hawk's independent accountants. Jaynes Reitmeier's accountant's report with respect to the annual financial statements for the last two years did not contain an adverse opinion, disclaimer or qualification. During such period, Jaynes Reitmeier and J-Hawk had no disagreements regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure of the type referred to in items 304(a)(1)(iv) of Regulation S-K, and no reportable event described in Item 304(a)(1)(v) of Regulation S-K occurred.

     In connection with the Merger, representatives of J-Hawk consulted with KPMG regarding the appropriate financial statement and accounting disclosure with respect to the Merger and for FirstCity following the Merger. After discussions with KPMG and the Securities and Exchange Commission, FirstCity determined that its historical financial statements prior to the date of the Merger should reflect the financial position and results of operations of J-Hawk.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this item with respect to the Company's directors and with respect to reporting persons under Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the Company's definitive proxy statement pertaining to the 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. Information with respect to the Company's executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     The information called for by this item is incorporated by reference from the Company's definitive proxy statement pertaining to the 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this item is incorporated by reference from the Company's definitive proxy statement pertaining to the 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this item is incorporated by reference from the Company's definitive proxy statement pertaining to the 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1.   Financial Statements

              The consolidated financial statements of FirstCity and FirstCity Liquidating Trust, and combined financial statements of WAMCO Partnerships are incorporated herein by reference to Item 8 "Financial Statements and Supplementary Data" of this Report.

         2.   Financial Statement Schedules

              Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in Item 8 -- "Financial Statements and Supplementary Data."

         3.   Exhibits

      EXHIBIT
       NUMBER                                      DESCRIPTION
-------------------- ------------------------------------------------------------------------
         2.1         -- Joint Plan of Reorganization by First City Bancorporation of Texas,
                        Inc., Official Committee of Equity Security Holders and J-Hawk
                        Corporation, with the Participation of Cargill Financial Services
                        Corporation, Under Chapter 11 of the United States Bankruptcy Code,
                        Case No. 392-39474-HCA-11 (incorporated herein by reference to
                        Exhibit 2.1 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
         2.2         -- Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk
                        Corporation (incorporated herein by reference to Exhibit 2.2 of the
                        Registrant's Form 8-K dated July 3, 1995 filed with the Commission on
                        July 18, 1995).
         3.1         -- Amended and Restated Certificate of Incorporation of the Registrant
                        (incorporated herein by reference to Exhibit 3.1 of the Registrant's
                        Form 8-K dated July 3, 1995 filed with the Commission on July 18,
                        1995).
         3.2         -- Bylaws of the Registrant (incorporated herein by reference to Exhibit
                        3.2 of the Registrant's Form 8-K dated July 3, 1995 filed with the
                        Commission on July 18, 1995).
         4.1         -- Indenture, dated July 3, 1995, by and between the Registrant and
                        Shawmut Bank, N.A., as Trustee (incorporated herein by reference to
                        Exhibit 4.1 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
         4.2         -- Warrant Agreement, dated July 3, 1995, by and between the Registrant and American Stock Transfer & Trust Company, as Warrant Agent
                        (incorporated herein by reference to Exhibit 4.2 of the Registrant's
                        Form 8-K dated July 3, 1995 filed with the Commission on July 18,
                        1995).
        10.1         -- Trust Agreement of FirstCity Liquidating Trust, dated July 3, 1995
                        (incorporated herein by reference to Exhibit 10.1 of the Registrant's
                        Form 8-K dated July 3, 1995 filed with the Commission on July 18,
                        1995).
        10.2         -- Investment Management Agreement, dated July 3, 1995, between the
                        Registrant and FirstCity Liquidating Trust (incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K dated July 3,
                        1995 filed with the Commission on July 18, 1995).

      EXHIBIT
       NUMBER                                      DESCRIPTION
-------------------- ------------------------------------------------------------------------
        10.3         -- Lock-Box Agreement dated July 11, 1995 among the Registrant,
                        NationsBank of Texas, N.A., as lock-box agent, FirstCity Liquidating
                        Trust, FCLT Loans, L.P., and the other Trust-Owned Affiliates signatory thereto, and each of NationsBank of Texas, N.A. and Fleet
                        National Bank, as co-lenders (incorporated herein by reference to
                        Exhibit 10.3 of the Registrant's Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).
        10.4         -- Custodial Agreement dated July 11, 1995 among Fleet National Bank, as custodian, Fleet National Bank, as agent, FCLT Loans, L.P., FirstCity
                        Liquidating Trust, and the Registrant (incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 8-A/A dated August
                        25, 1995 filed with the Commission on August 25, 1995).
        10.5         -- Tier 3 Custodial Agreement dated July 11, 1995 among the Registrant, as custodian, Fleet National Bank, as agent, FCLT Loans, L.P.,
                        FirstCity Liquidating Trust, and the Registrant, as servicer
                        (incorporated herein by reference to Exhibit 10.5 of the Registrant's
                        Form 8-A/A dated August 25, 1995 filed with the Commission on August
                        25, 1995).
        23.1         -- Consent of independent auditors.*
        27.1         -- Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this Annual Report on Form
                        10-K being submitted to the Securities and Exchange Commission.
                        Exhibit 27.1 shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933, as amended, Section 18 of the Securities
                        Exchange Act of 1934, as amended, or Section 323 of the Trust
                        Indenture Act of 1939, as amended, or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.)

---------------

* Filed herewith

     (b) During the fourth quarter of 1995, a Form 8-K/A was filed, amending a previously filed Form 8-K dated September 21, 1995, related to the acquisition of Diversified Financial Systems, Inc. and Diversified Performing Assets, Inc. Financial statements filed included FirstCity Financial Corporation and Subsidiaries Pro Forma Condensed Consolidated Financial Statements, Diversified Financial Systems, Inc., Diversified Performing Assets, Inc., and Diversified Financial Systems, L.P.

         A Form 8-K was filed, dated October 27, 1995, regarding the change in FirstCity's certifying accountant to KPMG Peat Marwick LLP.

         A Form 8-K/A was filed, dated October 27, 1995, regarding the change in FirstCity's certifying accountant to KPMG Peat Marwick LLP. A letter from the prior certifying accountant was attached as an exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRSTCITY FINANCIAL CORPORATION

                                            By   /s/  JAMES R. HAWKINS
                                               ---------------------------------
                                                      James R. Hawkins
                                                   Chairman of the Board

March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                     DATE
---------------------------------------------   ----------------------------    --------------
         /s/  JAMES R. HAWKINS                  Chairman of the Board, Chief    March 25, 1996
---------------------------------------------     Executive Officer and
              James R. Hawkins                    Director (Principle
                                                  Executive Officer)

          /s/  C. IVAN WILSON                   Vice Chairman and Director      March 25, 1996
---------------------------------------------
               C. Ivan Wilson

         /s/  JAMES T. SARTAIN                  President, Chief Operating      March 25, 1996
---------------------------------------------     Officer and Director
              James T. Sartain

        /s/  MATT A. LANDRY, JR.                Executive Vice President,       March 25, 1996
---------------------------------------------     Chief Financial Officer
             Matt A. Landry, Jr.                  and Director (Principal
                                                  Financial and Accounting
                                                  Officer)

        /s/  RICK R. HAGELSTEIN                 Executive Vice President,       March 25, 1996
---------------------------------------------     Chief Credit Officer and
             Rick R. Hagelstein                   Director


          /s/  RICHARD E. BEAN                  Director                        March 25, 1996
---------------------------------------------
               Richard E. Bean

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.        Exhibit
-----------        -------
   23.1            Consent of Independent Auditors

   27.1            Financial Data Schedule