Form 10-Q
period 1996-03-31
FIRSTCITY FINANCIAL CORP
filed 1996-05-10
CIK 828678

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   1-7614

                        FIRSTCITY FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                                76-0243729
      (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


       6400 Imperial Drive, Waco, TX                        76712
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (817) 751-1750

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X     No
                                                 -------     -------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes    X     No
                             -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 3, 1996, 4,921,422 shares of Common Stock, par value $.01 per share, were outstanding.

                        FIRSTCITY FINANCIAL CORPORATION

                              TABLE OF CONTENTS TO

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

PART I - FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
         Item 1. Financial Statements
                 FirstCity Financial Corporation and Subsidiaries
                    Consolidated Balance Sheets                                         3

                 FirstCity Financial Corporation and Subsidiaries
                    Consolidated Statements of Income                                   4

                 FirstCity Financial Corporation and Subsidiaries
                    Consolidated Statements of Shareholders' Equity                     5

                 FirstCity Financial Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows                               6

                 FirstCity Financial Corporation and Subsidiaries
                    Notes to Consolidated Financial Statements                          7

                 FirstCity Liquidating Trust and Subsidiaries
                    Consolidated Statements of Net Assets                              13

                 FirstCity Liquidating Trust and Subsidiaries
                    Consolidated Statements of Income and Changes
                    in Net Asset Value                                                 13

                 FirstCity Liquidating Trust and Subsidiaries
                    Consolidated Statements of Cash Flows                              14

                 FirstCity Liquidating Trust and Subsidiaries
                    Notes to Consolidated Financial Statements                         15

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                   19

PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                      25

SIGNATURES                                                                             26

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          March 31,         December 31,
          (Dollars in thousands, except per share data)                     1996               1995
 ---------------------------------------------------------------------------------------------------------
                             Assets
                             ------
 Cash and equivalents  . . . . . . . . . . . . . . . . . . . . .   $            4,192    $           8,370
 Purchased asset pools, net  . . . . . . . . . . . . . . . . . .               87,393               95,939
 Equity investments in and advances to acquisition
     partnerships  . . . . . . . . . . . . . . . . . . . . . . .               39,622               26,187
 Class "A" Certificate of FirstCity Liquidating Trust  . . . . .              110,838              162,245
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . .               15,673               16,148
                                                                   ------------------    -----------------
        Total Assets . . . . . . . . . . . . . . . . . . . . . .   $          257,718    $         308,889
                                                                   ==================    =================

              Liabilities, Special Preferred Stock
              ------------------------------------
                    and Shareholders' Equity
                    ------------------------
 Liabilities:
     Notes payable, secured  . . . . . . . . . . . . . . . . . .   $           87,448    $          85,518
     Senior subordinated notes payable . . . . . . . . . . . . .               53,345              106,690
     Notes payable to others . . . . . . . . . . . . . . . . . .                6,688                8,988
     Other liabilities . . . . . . . . . . . . . . . . . . . . .                5,041                5,887
                                                                   ------------------    -----------------
     Total Liabilities . . . . . . . . . . . . . . . . . . . . .              152,522              207,083
                                                                   ------------------    -----------------
 Commitments and contingencies . . . . . . . . . . . . . . . . .                   -                    -
 Special preferred stock, including dividends of $5,814 and
     $3,876, respectively (nominal stated value of $21.00 per
     share; 2,500,000 shares authorized; 2,460,911 issued and
     outstanding)  . . . . . . . . . . . . . . . . . . . . . . .               57,493               55,555
 Shareholders' equity:
     Optional preferred stock (par value $.01 per share;
        100,000,000 shares authorized; no shares issued or
        outstanding) . . . . . . . . . . . . . . . . . . . . . .                    -                    -
     Common stock (par value $.01 per share; 100,000,000 shares
        authorized; 4,921,422 shares issued and outstanding) . .                   49                   49
     Paid in capital . . . . . . . . . . . . . . . . . . . . . .               22,916               22,916
     Retained earnings . . . . . . . . . . . . . . . . . . . . .               24,738               23,286
                                                                   ------------------    -----------------
        Total Shareholders' Equity . . . . . . . . . . . . . . .               47,703               46,251
                                                                   ------------------    -----------------
        Total Liabilities, Special Preferred Stock and
           Shareholders' Equity  . . . . . . . . . . . . . . . .   $          257,718    $         308,889
                                                                   ==================    =================


See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                          Three Months Ended
                                                               March 31,
               (Amounts in thousands,                -----------------------------
               except per share data)                     1996           1995
  --------------------------------------------------------------------------------
  Proceeds from disposition and payments received
      on purchased asset pools  . . . . . . . . .    $      13,995  $        4,109
  Cost of purchased asset pools . . . . . . . . .            9,331           2,692
                                                     -------------  --------------
      Net gain on purchased asset pools . . . . .            4,664           1,417
  Other Income:
      Servicing fees  . . . . . . . . . . . . . .            2,518           1,656
      Interest income on Class "A" Certificate  .            4,312              -
      Other interest income . . . . . . . . . . .            1,090               8
      Rental income on purchased real estate pools             487              -
      Other . . . . . . . . . . . . . . . . . . .              258             259
                                                     -------------  --------------
                                                            13,329           3,340
                                                     -------------  --------------
  Expenses:
      Interest on senior subordinated notes
         payable  . . . . . . . . . . . . . . . .            2,374              -
      Interest on other notes payable . . . . . .            2,131             742
      Salaries and benefits . . . . . . . . . . .            2,569           1,374
      Amortization  . . . . . . . . . . . . . . .              825              -
      Other general and administrative  . . . . .            2,614             413
                                                      -------------  --------------
                                                            10,513           2,529
                                                      -------------  --------------
 Equity in earnings of acquisition partnerships .              714             628
                                                      -------------  --------------
     Earnings from operations before income
         taxes  . . . . . . . . . . . . . . . . .            3,530           1,439

  Provision for income taxes  . . . . . . . . . .              140             490
                                                       -------------  --------------
         Net earnings . . . . . . . . . . . . . .    $       3,390   $         949
                                                     =============   =============
  Special preferred dividends . . . . . . . . . .            1,938              -
                                                     -------------  --------------
  Net earnings to common shareholders . . . . . .    $       1,452   $         949
                                                     =============   =============
  Net earnings per share  . . . . . . . . . . . .    $        0.30   $        0.42
                                                     =============   =============
  Weighted average shares outstanding . . . . . .            4,921           2,285
                                                     =============   =============





See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                    Total
                                                     Common         Paid in       Retained      Shareholders'
            (Dollars in thousands)                    Stock         Capital       Earnings          Equity
   ----------------------------------------------------------------------------------------------------------
   Balances, January 1, 1995 . . . . . . . . . .  $   1,574       $   1,812       $  17,781     $    21,167
   Common stock issued  (5,935 shares) . . . . .         59             720               -             779
   Common stock retired (11,080 shares)  . . . .       (111)         (1,089)              -          (1,200)
   Net assets spun off to Combined
     Financial Corporation . . . . . . . . . . .          -               -          (5,352)         (5,352)
   Merger with First City Bancorporation
     of Texas, Inc.  . . . . . . . . . . . . . .     (1,473)         21,473               -          20,000
   Net earnings for 1995 . . . . . . . . . . . .          -               -          14,733          14,733
   Preferred stock dividends . . . . . . . . . .          -               -          (3,876)         (3,876)
                                                  ---------       ---------      ----------     -----------
   Balances, December 31, 1995 . . . . . . . . .         49          22,916          23,286          46,251
                                                  ---------       ---------      ----------     -----------
   Net earnings for the three months
     ended March 31, 1996  . . . . . . . . . . .          -               -           3,390           3,390
   Preferred stock dividends . . . . . . . . . .          -               -          (1,938)         (1,938)
                                                  ---------       ---------      ----------     -----------
   Balances, March 31, 1996  . . . . . . . . . .  $      49      $   22,916      $   24,738     $    47,703
                                                  =========      ==========      ==========     ===========





See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Three Months
                                                               Ended March 31,
                                                              -----------------
    (Dollars in thousands)                                     1996      1995
- -------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings  . . . . . . . . . . . . . . . . . . . . . .  $  3,390   $   949
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
     Cost of collections  . . . . . . . . . . . . . . . . .     9,331     2,692
     Purchase of asset pools. . . . . . . . . . . . . . . .    (1,424)        -
     Equity in earnings of acquisition partnerships . . . .      (714)     (628)
     Collections on performing asset pools. . . . . . . . .       915         -
     Depreciation and amortization  . . . . . . . . . . . .     1,353       215
     Increase in other assets . . . . . . . . . . . . . . .    (2,977)   (1,658)
     Decrease in other liabilities  . . . . . . . . . . . .      (846)   (2,794)
                                                             --------   -------
       Net cash provided by (used in) operating activities.     9,028    (1,224)
                                                             --------   -------

Cash flows from investing activities:
  Payments on advances to acquisition partnerships  . . . .       177         -
  Principal payment on Class "A" Certificate  . . . . . . .    53,345         -
  Property and equipment, net . . . . . . . . . . . . . . .      (115)      (32)
  Contributions to acquisition partnerships . . . . . . . .   (13,132)   (1,338)
  Distributions from acquisition partnerships . . . . . . .       234     1,214
                                                             --------   -------
     Net cash provided by (used in) investing activities. .    40,509      (156)
                                                             --------   -------

Cash flows from financing activities:
  Borrowings under notes  . . . . . . . . . . . . . . . . .    18,974     2,700
  Payments of notes payable . . . . . . . . . . . . . . . .   (19,344)   (3,653)
  Payment of senior subordinated notes payable. . . . . . .   (53,345)        -
  Additions to notes payable to stockholders and officers .         -     1,788
  Reduction of notes payable to stockholders and officers .         -    (1,137)
  Retirement of common stock  . . . . . . . . . . . . . . .         -    (1,200)
                                                             --------   -------
     Net cash used in financing activities. . . . . . . . .   (53,715)   (1,502)
                                                             --------   -------

Net decrease in cash  . . . . . . . . . . . . . . . . . . .    (4,178)   (2,882)
Cash, beginning of period . . . . . . . . . . . . . . . . .     8,370     4,150
                                                             --------   -------
Cash, end of period . . . . . . . . . . . . . . . . . . . .  $  4,192   $ 1,268
                                                             ========   =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest . . . . . . . . . . . . . . . . . . . . . . .  $  4,484   $   762
                                                             ========   =======
     Income taxes . . . . . . . . . . . . . . . . . . . . .  $      -   $     -
                                                             ========   =======


See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1996


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

         The unaudited consolidated financial statements of FirstCity
         Financial Corporation reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity Financial Corporation's financial position at March 31, 1996, and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995.

    (b)  Description of Business

         FirstCity Financial Corporation is a specialized financial services company which evaluates, acquires, manages, services and disposes of portfolios of performing loans, non-performing loans, other real estate and other financial assets, (collectively, purchased asset pools). A significant amount of loans are secured by real estate located throughout the United States. The Company purchases these asset pools at substantial discounts from their original legal principal amounts from financial institutions, other lenders and regulatory agencies of the United States. Purchased asset pools are acquired in privately negotiated transactions, in sealed bid sales limited to a small number of invited participants, and in public sealed bid sales. Purchased asset pools are acquired on behalf of the Company or its wholly-owned subsidiaries, and on behalf of legally independent partnerships (acquisition partnerships) in which an affiliate of the Company is the general partner and the Company and other investors are limited partners.

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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)


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

    (d)  Purchased Asset Pools

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

    (e)  Foreclosed Assets

         Foreclosed assets which were acquired in settlement of notes are recorded at the lower of allocated cost or fair value. Costs relating to the development and improvement of foreclosed assets are capitalized, whereas those relating to holding foreclosed assets are charged to expense.

    (f)  Net Earnings Per Share

         Net earnings per common share calculations are based upon the weighted average number of common shares outstanding restated to reflect the equivalent number of FirstCity common shares which were issued to the J-Hawk shareholders in connection with the Merger discussed in Note 2. Earnings included in the earnings per share calculation are reduced by special preferred stock dividends. Potentially dilutive common stock equivalents include warrants and stock options.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)

(2)   Merger and Acquisition

      As more fully discussed in FirstCity's Form 10-K, the Joint Plan of Reorganization by First City Bancorporation of Texas, Inc. (the "Debtor"), Official Committee of Equity Security Holders, and J-Hawk Corporation ("J-Hawk"), with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (the "Plan of Reorganization"), was confirmed by the Bankruptcy Court for the Northern District of Texas, Dallas Division, by an order entered on May 31, 1995, and became effective on July 3, 1995. Pursuant to the Plan of Reorganization, and an Agreement and Plan of Merger between the Debtor and J-Hawk, on July 3, 1995, J-Hawk was merged (the "Merger") with and into First City Bancorporation of Texas, Inc. Pursuant to the Merger, (i) the former holders of common stock of J-Hawk received, in the aggregate, approximately 49.9% of the outstanding common stock of the surviving entity, in exchange for their shares of J-Hawk common stock, (ii) approximately 50.1% of the outstanding common stock of the surviving entity was distributed among former security holders of the Debtor pursuant to the Plan, and (iii) the name of the corporation was changed to FirstCity Financial Corporation. As a result of the implementation of the Plan and the consummation of the Merger, FirstCity also issued (i) 9% senior subordinated notes, (ii) warrants to purchase 500,000 shares of its common stock at an exercise price of $25 per share, and (iii) special preferred stock to certain former security holders of the Debtor.

      J-Hawk contributed substantially all of its interests in its acquisition partnerships, all of its servicing operations, substantially all of its leasehold improvements and equipment and its entire management team to FirstCity. All remaining assets and liabilities of J-Hawk were spun out to Combined Financial Corporation (owned by the former J-Hawk shareholders) in June 1995. The Debtor contributed $20 million in cash to FirstCity. While the transaction was legally structured as a merger, substantively, the transaction is treated for accounting purposes as a purchase of the Debtor by J-Hawk.

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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)




(3)   Purchased Asset Pools

    The purchased asset pools are summarized as follows (dollars in thousands):

                                                                 March 31,     December 31,
                                                                   1996            1995
                                                                 ---------      -----------
    Non-performing asset pools:
    Loans:
    Borrowers' obligation on outstanding balance of:
    Performing loans                                             $  37,439      $   55,337
    Non-performing loans                                           340,316         339,465
                                                                 ---------      ----------
                                                                   377,755         394,802
    Real estate assets                                               9,326          10,052
                                                                 ---------      ----------
                                                                   387,081         404,854

    Performing assets pools:
    Loans:
    Borrowers' obligation on outstanding balance of:
    Performing loans                                                15,789          16,714
    Non-performing loans                                                 -               -
                                                                 ---------      ----------
                                                                    15,789          16,714
    Purchased real estate pool (at amortized cost)                  30,641          35,179
                                                                 ---------      ----------
    Total purchased asset pools                                    433,511         456,747

    Discount required to reflect purchased asset pools at
      unamortized cost                                            (346,118)       (360,808)

                                                                 ---------      ----------
    Purchased asset pools, net                                   $  87,393      $   95,939
                                                                 =========      ==========

   The purchased asset pools are pledged to secure non-recourse notes payable.

(4) Acquisition Partnerships

     The Company has investments in partnerships and related general partners that are accounted for on the equity method. These partnerships invest in asset pools in a manner similar to the Company, as described in Note 1. The combined financial position and results of operations of the acquisition partnerships and general partners are summarized below (in thousands):

                       Condensed Combined Balance Sheets

                                   March 31,         December 31,
                                     1996               1995
                                  ---------          ------------
              Assets              $  316,962         $    235,820
                                  ==========         ============
              Liabilities            234,888              180,659
              Net equity              82,074               55,161
                                  ----------         ------------
                                  $  316,962         $    235,820
                                  ==========         ============

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)

                                  March 31,      December 31,
                                    1996           1995
                                ------------   -------------

     Company's  equity in
     acquisition partnerships   $     30,213   $      16,601
                                ============   =============
     Advances to
     acquisition partnerships   $      9,409   $       9,586
                                ============   =============

                    Condensed Combined Statements of Income

                                           Three months ended
                                                March 31,
                                           ------------------
                                              1996       1995
                                              ----       ----
   Collections                            $   25,322  $  40,006
   Gross margin                                8,186     11,302
   Interest income on performing
   asset pools                                 1,768          -

   Net income                                  1,439      1,481
                                          ==========  =========
   Company's equity in net income of
   acquisition partnerships               $      714  $     628
                                          ==========  =========

(5)  Class "A" Certificate of FirstCity Liquidating Trust

     Pursuant to the terms of the Plan of Reorganization and Merger, FirstCity is the sole holder of the Class "A" Certificate of the Trust. Redemption by the Trust of the balance due on the Class "A" Certificate will be used to retire the senior subordinated notes payable, which are general obligations of FirstCity, and to redeem the special preferred stock. On March 29, 1996, $53.3 million of the senior subordinated notes were redeemed, reducing the "A" Certificate by a like amount. At March 31, 1996, the Trust held (through purchase) $2 million principal of senior subordinated notes.

     Under the terms of the special preferred stock, FirstCity is only required to redeem such stock and to declare dividends thereon to the extent it receives sufficient funds from the Trust to make such payments. Interest income on the Class "A" Certificate consists of reimbursement to FirstCity (by the Trust) of interest expense on senior subordinated notes and of accrued (but not declared) dividends on special preferred stock.
     At March 31, 1996, dividends accrued but not declared totaled $5.8 million, or $2.36 a share. In the opinion of management, sufficient funds will be available from the Trust to redeem the special preferred stock at its stated redemption price and accrued dividends, on the redemption date of September 30, 1998. See financial statements of the FirstCity Liquidating Trust included elsewhere herein.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)

(6)   Federal Income Taxes

      Federal income taxes subsequent to the Merger are provided at a 35% rate. Net operating loss carry forwards are available to FirstCity and are recognized as an offset to the provision in the period during which the benefit is realized.

(7)   Other Related Party Transactions

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

(8)   Commitments and Contingencies

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

The following financial information of FirstCity Liquidating Trust and Subsidiaries is the responsibility of FirstCity Liquidating Trust's Portfolio Committee. This information is presented as a supplement to FirstCity Financial Corporation's financial statements.


                 FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF NET ASSETS
                            (DOLLARS IN THOUSANDS)

                                                        March 31,  December 31,
       Assets, at estimated fair value                    1996         1995
       -------------------------------                  --------   ------------
Cash and cash equivalents . . . . . . . . . . . . . . . $  9,617     $ 11,260
Receivables . . . . . . . . . . . . . . . . . . . . . .    2,089        2,000
Investment in FirstCity senior subordinated notes
  payable . . . . . . . . . . . . . . . . . . . . . . .    2,000            -
Trust assets, net, pledged to secure senior notes
  payable to banks  . . . . . . . . . . . . . . . . . .  166,865      193,204
                                                        --------     --------
    Total assets  . . . . . . . . . . . . . . . . . . .  180,571      206,464
                                                        --------     --------

    Less liabilities at face or estimated amount
    --------------------------------------------
Senior notes payable to banks, secured. . . . . . . . .   19,800            -
Estimated administrative claims . . . . . . . . . . . .    1,107        3,486
Payables and accrued liabilities  . . . . . . . . . . .    1,296        1,197
                                                        --------     --------
    Total liabilities . . . . . . . . . . . . . . . . .   22,203        4,683
                                                        --------     --------
Commitments and contingencies . . . . . . . . . . . . .        -            -

       Trust net asset value attributable to:
       --------------------------------------
Class "A" Certificate, held by FirstCity Financial
  Corporation . . . . . . . . . . . . . . . . . . . . .  110,838      162,245
Class "B" Certificate, 2,460,911 units outstanding. . .   47,530       39,536
Class "C" Certificate, 738,273 units outstanding  . . .        -            -
                                                        --------     --------
    Total net asset value . . . . . . . . . . . . . . . $158,368     $201,781
                                                        ========     ========


                     CONSOLIDATED STATEMENTS OF INCOME AND
                           CHANGES IN NET ASSET VALUE
                             (DOLLARS IN THOUSANDS)

                                                      Three Months  Inception
                                                          Ended         to
                                                        March 31,  December 31,
                                                          1996         1995
                                                        --------   ------------
Changes in fair value of trust assets. . . . . . . . .  $ 15,323     $ 33,548
Interest income on short-term investments  . . . . . .       323          375
Interest expense . . . . . . . . . . . . . . . . . . .       (15)      (1,741)
Administrative expense . . . . . . . . . . . . . . . .    (3,325)      (8,552)
                                                        --------     --------
     Net income  . . . . . . . . . . . . . . . . . . .    12,306       23,630
                                                        --------     --------
Net asset value, beginning of period . . . . . . . . .   201,781            -
Contribution of net assets by First City
  Bancorporation of Texas, Inc.  . . . . . . . . . . .         -      182,872
Principal distribution on Class "A" Certificate. . . .   (53,345)           -
Interest distribution on Class "A" Certificate . . . .    (2,374)      (4,721)
                                                        --------     --------
Net asset value, end of period . . . . . . . . . . . .  $158,368     $201,781
                                                        ========     ========


See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                  Three Months    Inception to
                                                 Ended March 31,   December 31,
                                                     1996             1995
                                                 ---------------  -------------
 Cash flows from operating activities:
  Net income...................................  $      12,306    $     23,630
  Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
     Changes in fair value of trust assets ....        (15,323)        (33,548)
     Collections on trust assets, net of
       advances................................         41,573         107,371
     Purchase of Loss-Sharing assets...........              -        (205,513)
     Decrease in other liabilities.............         (2,280)         (9,319)
                                                 -------------    ------------
       Net cash provided by (used in) operating
         activities............................         36,276        (117,379)
                                                 -------------    ------------
 Cash flows from financing activities:
   Borrowings under notes payable to banks.....         19,800          73,000
   Payments of notes payable to banks..........              -         (73,000)
   Advance from FirstCity Financial Corporation              -           4,728
   Repayment of advance from FirstCity
     Financial Corporation ....................              -          (4,728)
   Advance to FirstCity Financial Corporation..              -          (2,000)
   Repayment of advance to FirstCity Financial
     Corporation ..............................          2,000               -
   Purchase of FirstCity senior subordinated
     notes ....................................         (4,000)              -
   Capital contribution of First City
     Bancorporation of Texas, Inc. ............              -         135,360
   Interest and principal distribution on
     Class "A" Certificate ....................        (55,719)         (4,721)
                                                 -------------    ------------
       Net cash provided by (used in)
         financing activities .................        (37,919)        128,639
                                                 -------------    ------------

Net increase (decrease) in cash................  $      (1,643)   $     11,260
Cash, beginning of period .....................         11,260               -
                                                 -------------    ------------
Cash, end of period ...........................  $       9,617    $     11,260
                                                 =============    ============
Supplemental disclosure of cash flow
  information:
    Cash paid during the period for:
      Interest.................................  $           -    $      1,741
                                                 =============    ============
Non-cash financing activities:
  Non-cash net assets contributed by First
    City Bancorporation of Texas, Inc. ........  $           -    $     47,512
                                                 =============    ============





See accompanying notes to consolidated financial statements.

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                March 31, 1996

(A)  Summary of Significant Accounting Policies

 The unaudited consolidated financial statements of FirstCity Liquidating Trust reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity Liquidating Trust's financial position at March 31, 1996, and the results of operations and cash flows for the three month period ended March 31, 1996.

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

 In connection with the sale of the Debtor's banks by the FDIC to third-party acquirers (the "Loss-Sharing Banks"), the FDIC guaranteed certain recoveries on loans acquired by the Loss-Sharing Banks. (These agreements are referred to as "Loss-Sharing Agreements".) On July 12, 1995, in order to reduce the uncertain effect of the Loss-Sharing Agreements on future distributions to the Trust by the FDIC, the Trust purchased assets (the "Loss-Sharing Settlement") for approximately $206 million from the Loss-Sharing Banks. With the purchase of these assets, the Loss-Sharing Banks released the FDIC from its future obligations under the Loss-Sharing Agreements.

 (2)  Principles of Consolidation

 The accompanying consolidated financial statements include the accounts of FirstCity Liquidating Trust and its subsidiaries (collectively referred to as the "Trust"). All significant intercompany transactions and balances have been eliminated in consolidation.

 (3)  Trust Assets

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)

 The net assets of the Trust are carried at estimated fair values which are the results of discounting, at appropriate discount rates, the currently estimated cash flows projected to be realized from the collection, liquidation and disposition of the non-cash assets held by the Trust. Such assets consist principally of performing and non-performing loans, income producing real estate and interests in real estate, and miscellaneous other assets and receivables (principally from the FDIC) transferred to the Trust upon the consummation of the Plan. The estimates of the future cash flows from which the net asset value of the Trust was derived are made under the direction of the management of the Trust based upon information available and believed to be reliable. There can be no assurance, however, that the estimates resulting from such reviews or the net asset values derived from such estimates will ultimately be realized due to the highly judgmental assumptions which were made in developing estimates of the amount and timing of future cash flows to be realized upon the liquidation of the types of assets such as those held by the Trust.

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

 Foreclosed assets acquired in settlement of notes are recorded at estimated fair value. Costs relating to the development and improvement of property and holding costs are considered in the development of estimated fair values.

(B)  Trust Assets

 Trust assets are comprised of the following (dollars in thousands):

                                     March 31, 1996        December 31, 1995
                                 ---------------------   ---------------------
                                   Legal     Estimated     Legal     Estimated
                                  Claim or     Gross      Claim or     Gross
                                  Assigned     Cash       Assigned     Cash
     Type of Asset                 Value       Flow        Value       Flow
     -------------               ---------   ---------   ---------   ---------
 Borrowers' obligation
 on outstanding balance of:
   Performing loans              $ 135,781   $ 121,598   $ 139,705   $ 134,381
   Nonperforming loans             185,661      50,020     225,921      60,454
 Receivable from the FDIC           19,000      19,000      33,000      33,000
 Real estate and other assets       48,022      33,224      60,734      33,305
                                 ---------   ---------   ---------   ---------
   Total                           388,464     223,842     459,360     261,140
                                 ---------   ---------   ---------   ---------
   Discount required to reflect
   trust assets at estimated fair
   value                          (221,599)    (56,977)   (266,156)    (67,936)
                                 ---------   ---------   ---------   ---------
 Trust assets, net               $ 166,865   $ 166,865   $ 193,204   $ 193,204
                                 =========   =========   =========   =========

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)

(C)  Senior Notes Payable to Banks

 The Trust had a revolving line of credit with two banks for borrowings of up to $100 million. In connection with the Loss-Sharing Settlement, $73 million was borrowed by the Trust and $27 million in letters of credit were issued in favor of the Loss-Sharing Banks. Payments reduced the outstanding balance to zero in November 1995. In the first quarter of 1996, an amendment to the line of credit reduced the letters of credit to zero and established a term loan for borrowings up to $61 million. The term loan expires December 31, 1996, and can only be used for distributions on the Class A Certificate. In connection with the early redemption of senior subordinated notes (see Note E), $19.8 million was borrowed in March 1996 (and repaid in early May). Based on an election by the Trust, interest, payable monthly, on a portion of the borrowings is at prime plus 1%, and interest on the remaining balance is at one-month LIBOR (as defined) plus 3.25%. Substantially all trust assets are pledged to secure the loan.

(D) Estimated Claims

 Estimated claims represent unpaid bankruptcy administrative claims and claims for expense reimbursement of professionals providing services to or for the benefit of the Debtor; all such claims are subject to approval of the Bankruptcy Court.

(E)  Distribution Priorities

 Pursuant to the Senior Note Loan Agreement and the Liquidating Trust Agreement, the Trust is required to apply all proceeds from liquidation and disposition of trust assets first to payment of normal operating expenses, including a servicing fee to FirstCity, and unpaid administrative claims of the Debtor. Second, trust proceeds are remitted to the senior lenders for payment of principal and interest (see Note C). Third, trust proceeds are distributed to FirstCity, the sole Class A Certificate holder, for payment of principal, due on September 30, 1997, and interest, at an annual rate of 9%, on $53.3 million senior subordinated notes payable, an obligation of FirstCity; and cumulative quarterly cash dividends ($5.8 million accrued and undeclared at March 31, 1996) at the annual rate of $3.15 per share (on 2,460,911 shares) and redemption of the nominal stated value of $51.7 million of FirstCity special preferred stock on September 30, 1998. In the first quarter of 1996, the Trust distributed $53.3 million to FirstCity for the early redemption of senior subordinated notes and held (through purchase)
 $2 million principal of senior subordinated notes at March 31, 1996.

 The fourth order of distribution is payments pursuant to employment agreements with certain former employees of the Debtor. Fifth, Class B Certificate holders (and, pursuant to bonus agreements, certain former employees of the Debtor) are entitled to distributions up to the Pour-Over Level. The Pour-Over Level (approximately $124 million at March 31,1996) is the liquidation preference on July 3, 1995, of the Debtor's Series B and Series E preferred stock, less the nominal stated value of FirstCity special preferred stock and the book value of FirstCity common stock issued to the Series B and Series E holders, plus interest at an annual rate of 6.5% from July 3, 1995. Lastly, Class C Certificate holders receive distributions, if any, after all required payments to Class B Certificate holders. No distributions to Class C Certificate holders are anticipated.

 The ultimate amounts to be distributed to the holders of the A, B and C Certificates will result from the cash flow realized from the liquidation of the non-cash trust assets and contingent asset claims. The determination

                  FIRSTCITY LIQUIDATING TRUST AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (continued)



 of the net asset value of the Trust in the accompanying consolidated statement of net assets is based upon estimates of future cash flows. The actual cash flows and the timing of such cash flows may vary significantly from those estimates, thus affecting the final distributions to the Certificate holders.

(F)  Investment Management Agreement

 Pursuant to an investment management agreement, FirstCity manages the liquidation of trust assets and the Trust will pay FirstCity a 3% servicing fee on collections (as defined) up to a specified level of collections. Thereafter, the servicing fee percentage increases with additional levels of collections. Administrative expenses include $1.1 million in the three months ended March 31, 1996 and $3.1 million for the period from inception through December 31, 1995, for servicing fees.

(G)  Contingencies

 The Trust is involved in various legal proceedings in the ordinary course of business. In the opinion of management of the Trust, the resolution of such matters should not have a material adverse impact on the financial condition of the Trust.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FirstCity reported net earnings of $3.4 million for the first quarter of 1996. After dividends accrued but not declared on the Company's special preferred stock, earnings attributable to common equity were $1.5 million, or $.30 per share. These results represent an annualized return on equity of 12.4 percent. Earnings for the first quarter of 1995 were $.9 million, or $.42 per share.

During the first quarter of 1996, FirstCity prepared for a securitization of approximately $100 million in acquisition partnership and affiliate performing assets. Revenues and earnings from the securitization, which is expected to close in the second quarter, will be recognized when the transaction is closed. FirstCity will acquire the subordinated pieces of the securitization. The securitization will enhance the net values of the underlying assets by significantly reducing FirstCity's funding costs.

The first quarter of 1996 was a very successful quarter in terms of portfolio acquisitions. Since year-end, FirstCity and its acquisition partnerships have purchased in excess of $140 million in outstanding principal of assets. Comprising the growth was:

   o A $92 million portfolio purchased from a major banking organization.
   o A $28 million portfolio of automobile finance receivables.
   o A portfolio purchased from a state agency seeking to liquidate its investment in economic development loans.

The Company has focused on growing and diversifying its asset base since year end. A considerable portion of the assets purchased during the first quarter are performing assets. The automobile receivables portfolio purchase marked the first step toward implementing FirstCity's plan to enter the consumer finance market. Along with the portfolio acquisition, FirstCity is actively seeking opportunities to acquire an origination network to result in an ongoing operating business in this sector.

Background

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

In conjunction with the merger, the shareholders of J-Hawk received approximately 49.9% of FirstCity's common stock and the shareholders of FCBOT received approximately 50.1% of FirstCity's common stock. FirstCity also issued $106.7 million in senior subordinated notes, $51.7 million in special preferred stock and warrants to purchase 500,000 shares of its common stock at an exercise price of $25 per share. See Note 2 to the Consolidated Financial Statements of FirstCity.

In connection with the merger, substantially all of the assets of FCBOT, other than $20 million in cash, were transferred to the newly-formed FirstCity Liquidating Trust ("the Trust"). FirstCity, as the sole holder of the

Class "A" Certificate under the Trust, will receive from the Trust amounts sufficient to pay certain expenses, to retire the senior subordinated notes and to redeem and pay dividends on the special preferred stock. The liquidation of the assets transferred to the Trust will be managed by FirstCity for a servicing fee. See financial statements of the Trust included elsewhere herein.

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

On September 21, 1995, FirstCity acquired the capital stock of Diversified Financial Systems, Inc. and Diversified Performing Assets, Inc. (Diversified) for $12.9 million in cash and notes. Diversified also specializes in the acquisition and disposition of distressed loans and loan-related assets. The acquisition, accounted for as a purchase, increased FirstCity's assets by approximately $79 million, including $4.8 million attributable to servicing rights held by Diversified and $4.6 million of goodwill.

The following table summarizes FirstCity's performance for the first quarter of 1996 and 1995.

                      CONSOLIDATED SUMMARY OF OPERATIONS

===============================================================================


                                                         Three months ended
    (Amounts in thousands, except per share data)             March 31,
                                                         ------------------
                                                          1996        1995
                                                         -------     -------
    Income:
    Net gain on purchased asset pools                    $ 4,664     $ 1,417
    Servicing fees                                         2,518       1,656
    Interest  income on Class A Certificate                4,312           -
    Other interest income                                  1,090           8
    Rental income on purchased real estate pools             487           -
    Other income                                             258         259
                                                         -------     -------
              Subtotal                                    13,329       3,340
                                                         -------     -------
    Expenses:
    Interest on senior subordinated notes payable          2,374           -
    Interest on other notes payable                        2,131         742
    Salaries and benefits                                  2,569       1,374
    Amortization                                             825           -
    Other general and administrative expense               2,614         413
                                                         =======      ======
              Subtotal                                    10,513       2,529
                                                         -------     -------
    Equity earnings of acquisition partnerships              714         628
                                                         -------     -------
    Earnings before income taxes                           3,530       1,439
                                                         -------     -------
    Provision for income taxes                               140         490
                                                         -------     -------
    Net earnings                                         $ 3,390     $   949
                                                         =======     =======
    Special preferred dividends                            1,938           -
                                                         -------     -------
    Net earnings to common                               $ 1,452     $   949
                                                         =======     =======
    Net earnings per share                               $  0.30     $  0.42
    Average shares outstanding                             4,921       2,285
    Return on average equity (annualized)                   12.4%       18.0%

The following table analyzes the composition of FirstCity's major revenue resources:

                         ANALYSIS OF REVENUE SOURCES
===========================================================================
                                                  Three months ended
                                                       March 31,
                                                  ------------------
            (Dollars in thousands)                  1996      1995
                                                  --------  --------
          SERVICE FEE REVENUES
          --------------------
          ACQUISITION PARTNERSHIPS
             $ collected                          $ 25,322    40,006
             Service fee revenue                       941     1,647
             Average service fee %                    3.72%     4.12%

          TRUST
             $ collected
               FDIC receivable                    $ 17,698         -
               Other trust assets                   23,875         -
             Service fee revenue                     1,136         -
             Average service fee %                    2.73%        -

          OTHER AFFILIATE ENTITIES
             $ collected                          $  5,070     1,088
             Service fee revenue                       441         9
             Average service fee %                    8.70%     0.83%

          TOTAL SERVICE FEES
             $ collected                          $ 71,965    41,094
             Service fee revenue                     2,518     1,656
             Average service fee %                    3.50%     4.03%

                EQUITY EARNINGS IN
             ACQUISITION PARTNERSHIPS
             ------------------------
           Asset portfolios purchased             $ 98,436    46,634
           Average FirstCity investment             19,886    14,457
           Equity earnings in investments              714       628

            GAINS ON PURCHASED ASSET POOLS
            ------------------------------
           Asset portfolios purchased             $  1,741         -
           $ collected                              13,995    14,109
           Net gain on collections                   4,664     1,417
           Profit margin on purchased asset pools    33.33%    34.49%

===========================================================================

The following table analyzes operations of acquisition partnerships:

                          ANALYSIS OF ACQUISITION PARTNERSHIPS
            =========================================================
                                                  Three months ended
                                                       March 31,
                                                  -------------------
            (Dollars in thousands)                  1996       1995
                                                  --------   --------
            GAINS ON  DISPOSITION OF ASSET POOLS
              Total gain on disposition of asset
                pools                             $  8,186   $ 11,302
              Variance from previous year due to:
                Collection levels                   (4,148)    (1,523)
                Gross profit margins                 1,631      2,770
                Mix                                   (599)      (404)
                                                  --------   --------
              Total variance from previous year     (3,116)       843

            INTEREST INCOME ON PERFORMING ASSET
              POOLS                               $  1,768   $      -


            COST OF BORROWINGS
              Interest expense                    $  5,774   $  7,227
              Average borrowings                   177,590    232,199
              Weighted average rate                  13.01%     12.45%

            OTHER EXPENSES
              Service fee expense                 $    966   $  1,647
              Legal                                    546        519
              Property protection                      889        (52)
              Other                                    340        480
                                                  --------   --------
              Total other expenses                   2,741      2,594
            =========================================================


              FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

Net earnings in the first quarter 1996 were $3.4 million, up from $.9 million in the first quarter 1995. Net earnings to common in the 1996 period were $
1.5 million, up 53% from $.9 million in the 1995 period. On a per share basis, earnings attributable to common equity were $0.30 for the 1996 period compared to $0.42 per share for the 1995 period. Results for periods prior to July 3, 1995 reflect the historical net earnings of J-Hawk. The related earnings per share are restated to reflect the equivalent number of FirstCity common shares issued to the J-Hawk shareholders in connection with the merger of J- Hawk and FCBOT.

NET GAIN ON PURCHASED ASSET POOLS
The net gain on purchased asset pools increased to $4.7 million in the first quarter 1996 from $1.4 million in such period for 1995. The average investment in purchased asset pools in the first quarter 1996 of $91.4 million exceeded the average investment levels for such period in 1995 of $29.0 million, with the resulting gain on disposition of purchased asset pools higher in the 1996 period due to increased levels of collections and larger asset pools.
The profit margin on collections in 1996 was 33% as compared to 34% in 1995.

Many of the assumptions upon which the future collections from purchased asset pools are based, and therefore the gross profits recognized upon collections, are subject to significant uncertainties such as timing and levels of collections and the cost of maintaining and protecting such assets within the pools. Additionally, unanticipated events and circumstances may occur. Consequently, there may be differences between current recognized gross profit rates and actual results achieved over the life of a portfolio. FirstCity believes that financial institutions and other lenders will continue to offer asset pools as a result of their consolidation and investor and regulatory pressure to dispose of non-performing and under-performing assets. However, changes in the regulatory environment could cause the asset pool sales to decline in the future. When FirstCity acquires asset pools, cash flows and sale prices are projected based upon economic conditions then prevailing and projected in the United States and in the economic region in which the assets are situated. If such economic conditions deteriorate, FirstCity's earnings from its then existing asset portfolios may be adversely affected.

SERVICING FEES
Servicing fees grew to $2.5 million in the first quarter 1996 from $1.7 million for such period in 1995, an increase of 52%. Excluding $1.1 million in fees from collection of Trust assets, servicing fees declined $.3 million from 1995 because of lower collection levels achieved in the remaining serviced asset pools.

INTEREST INCOME AND EXPENSE
As a result of the merger, interest income on the Class A Certificate was recorded in the first quarter 1996, representing reimbursement to FirstCity (by the Trust) of interest expense of $2.4 million on the senior subordinated notes and accrual of dividends of $1.9 million on special preferred stock. Other interest income resulted primarily from performing loans acquired in the Diversified transaction. Interest expense on other notes payable rose in proportion to higher volumes of debt associated with purchased asset pools.

OTHER INCOME
Rental income on purchased real estate pools resulted from a third quarter 1995 acquisition of a pool consisting entirely of real estate assets. On such purchases, the net operating income derived from such assets is recognized as other income with gains on sales recognized upon disposition of the asset.

GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expenses increased $4.2 million, reflecting higher costs since acquiring Diversified, increased property expenses and amortization of goodwill and servicing rights in the first quarter 1996 (none in the first quarter of 1995). Also, general and administrative expenses in 1995 include a recovery of $.7 million of prior year expenses related to the merger with FCBOT (these expenses were reimbursed by FCBOT).

EQUITY IN EARNINGS OF ACQUISITION PARTNERSHIPS
Equity earnings of acquisition partnerships in the first quarter 1996 increased marginally from such period in 1995. Collections in the acquisition partnerships decreased $14.7 million, or 37%, and caused a decrease in gross profit of $4.1 million. However, this reduction was more than offset by a higher gross profit margin ($1.6 million), interest income on newly-acquired performing asset pools ($1.8 million) and an increased ownership percentage by FirstCity in the new partnerships.

Most of the indebtedness incurred by FirstCity and its acquisition partnerships is floating rate debt, the rates of which change when certain short term benchmark rates increase. If these benchmark rates increase beyond what FirstCity had originally projected, the profitability of FirstCity and the acquisition partnerships will be adversely affected.

FEDERAL INCOME TAXES
Federal income taxes are provided at 35% of taxable income. The Company believes net operating loss carryforwards are available to FirstCity after July 3, 1995, and are recognized as an offset to the provision in the period during which the benefit is realized.

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

FirstCity contributed equity to acquisition partnerships totaling $13.1 million to facilitate the purchase of $98.4 million in portfolios of assets during the first quarter of 1996. During the quarter, FirstCity borrowed $18.8 million under a credit facility with Cargill Financial Services, increasing the balance under that facility to $24.0 million at quarter end. Cargill has agreed in principle to increase the facility from $25 million to $35 million.

On March 29, 1996, FirstCity redeemed early $53.3 million of senior subordinated notes via a distribution from the Trust. The Class "A" Certificate was reduced by a like amount. Also, at March 31, 1996, the Trust held (through purchase) $2 million principal of senior subordinated notes.

In the future, FirstCity anticipates being able to raise capital through public debt or equity offerings, thus enhancing the investment and growth opportunities of the Company. FirstCity believes liquidity from these sources should be sufficient for continued growth in partnership formation and direct investment activities. Other sources of liquidity, including the Cargill credit facility, potential public offerings, and funding from senior lenders providing funding for acquisition partnership formation and direct portfolio acquisitions, should prove adequate to continue to fund the company's other contemplated investment activities. At March 31, 1996, total common equity was $47.7 million and is considered by management adequate to support the current capital requirements and planned growth of the Company.

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

FirstCity's continued success in its asset acquisition business is dependent upon the availability of senior debt financing for the acquisition partnerships. Although FirstCity continues to enjoy good relationships with its current lenders and to develop new sources of senior debt financing, there can be no assurances that these and other sources of senior debt financing will be available in the future.

PART II - OTHER INFORMATION
 Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

        27.1 - Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission. Exhibit 27.1 shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933, as amended,
               Section 18 of the Securities Exchange Act of 1934, as amended, or Section 323 of the Trust Indenture Act of 1939, as amended, or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.)

   (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Commission during the quarterly period ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRSTCITY FINANCIAL CORPORATION

                                        /s/ Gary H. Miller
                                        -------------------------------
                                        Name: Gary H. Miller
                                        Title:   Senior Vice President
                                                 and Controller
                                        (Duly authorized officer and chief
                                        accounting officer of the Registrant)

Dated: May 10, 1996

                     EXHIBIT  INDEX


       27  --  Financial Data Schedule