Form 10-Q
period 1996-06-30
FIRSTCITY FINANCIAL CORP
filed 1996-08-09
CIK 828678

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (817) 751-1750

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X   No
                                            ---     ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.        Yes X   No
                                ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1996, 4,922,135 shares of Common Stock, par value $.01 per share, were outstanding.

                         FIRSTCITY FINANCIAL CORPORATION

                              TABLE OF CONTENTS TO

             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  FirstCity Financial Corporation and Subsidiaries
                  Consolidated Balance Sheets...............................  3

                  FirstCity Financial Corporation and Subsidiaries
                  Consolidated Statements of Income.........................  4

                  FirstCity Financial Corporation and Subsidiaries
                  Consolidated Statements of Shareholders' Equity...........  5

                  FirstCity Financial Corporation and Subsidiaries
                  Consolidated Statements of Cash Flows.....................  6

                  FirstCity Financial Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements................  7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................... 12

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders....... 20

         Item 6.  Exhibits and Reports on Form 8-K.......................... 21

SIGNATURES.................................................................. 24

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                              June 30,               December 31,
          (Dollars in thousands, except per share data)                         1996                     1995
- --------------------------------------------------------------------------------------------------------------------
                              Assets
Cash and equivalents..............................................     $               6,336    $              8,370
Purchased asset pools, net........................................                   107,160                  95,939
Equity investments in and advances to acquisition partnerships....                    36,582                  26,187
Class "A" Certificate of FirstCity Liquidating Trust..............                   111,776                 162,245
Deferred tax benefit..............................................                    14,600                       -
Other assets......................................................                    14,584                  16,148
                                                                       ---------------------    --------------------
  Total Assets....................................................     $             291,038    $            308,889
                                                                       =====================    ====================

               Liabilities, Special Preferred Stock
                     and Shareholders' Equity
Liabilities:
   Notes payable, secured.........................................     $             105,907    $             85,518
   Senior subordinated notes payable..............................                    52,345                 106,690
   Notes payable to others........................................                     4,829                   8,988
   Other liabilities..............................................                     3,839                   5,887
                                                                       ---------------------    --------------------
     Total Liabilities............................................                   166,920                 207,083
                                                                       ---------------------    --------------------
Commitments and contingencies.....................................                         -                       -
Special preferred stock, including dividends of $7,752 and
   $3,876, respectively (nominal stated value of $21.00 per
   share; 2,500,000 shares authorized; 2,460,911 issued and
   outstanding)...................................................                    59,431                  55,555
Shareholders' equity:
   Optional preferred stock (par value $.01 per share; 100,000,000 shares authorized; no shares issued or
     outstanding).................................................                         -                       -
   Common stock (par value $.01 per share; 100,000,000
     shares authorized; issued and outstanding: 4,922,135 and
     4,921,422 shares, respectively)..............................                        49                      49
   Paid in capital................................................                    22,933                  22,916
   Retained earnings..............................................                    41,705                  23,286
                                                                       ---------------------    --------------------

     Total Shareholders' Equity...................................                    64,687                  46,251
                                                                       ---------------------    --------------------

     Total Liabilities, Special Preferred Stock and
         Shareholders' Equity.....................................     $             291,038    $            308,889
                                                                       =====================    ====================

See accompanying Notes to Consolidated Financial Statements.


                                 FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME



                                                                 Three Months Ended                      Six Months Ended
                                                                      June 30,                               June 30,
                                                         -----------------------------------    -----------------------------------
              (Amounts in thousands,
              except per share data)                          1996                1995               1996                1995
- --------------------------------------------------------------------------------------------    -----------------------------------
Proceeds from disposition and payments
   received on purchased asset pools...............  $           13,683    $         19,477    $        27,678     $        23,586
Cost of purchased asset pools......................               9,731              15,195             19,062              17,887
                                                         ---------------     ---------------    ---------------     ---------------
   Net gain on purchased asset pools...............               3,952               4,282              8,616               5,699
Other income:
   Servicing fees..................................               2,855               2,052              5,373               3,708
   Interest income on Class "A" Certificate........               3,116                   -              7,428                   -
   Other interest income...........................               2,196                  44              3,286                  52
   Rental income on purchased real estate pools....               1,448                   -              1,935                   -
   Other...........................................                 339                 403                597                 662
                                                         ---------------     ---------------    ---------------     ---------------
                                                                 13,906               6,781             27,235              10,121
                                                         ---------------     ---------------    ---------------     ---------------
Expenses:
   Interest on senior subordinated notes payable...               1,178                   -              3,552                   -
   Interest on other notes payable.................               2,448                 541              4,579               1,283
   Salaries and benefits...........................               2,547               1,538              5,116               2,912
   Amortization....................................                 836                   -              1,661                   -
   Other general and administrative................               3,278               1,330              5,892               1,743
                                                         ---------------     ---------------    ---------------     ---------------
                                                                 10,287               3,409             20,800               5,938
                                                         ---------------     ---------------    ---------------     ---------------

Equity in earnings of acquisition partnerships.....                 916                 731              1,630               1,359
                                                         ---------------     ---------------    ---------------     ---------------
   Earnings from operations before  income taxes...               4,535               4,103              8,065               5,542

Provision (benefit) for  income taxes..............             (14,370)                446            (14,230)                936
                                                         ---------------     ---------------    ---------------     ---------------

     Net earnings..................................     $        18,905    $          3,657    $        22,295     $         4,606
                                                         ===============     ===============    ===============     ===============
Special preferred dividends........................               1,938                   -              3,876                   -
                                                         ---------------     ---------------    ---------------     ---------------
Net earnings to common shareholders................     $        16,967    $          3,657    $        18,419     $         4,606
                                                         ===============     ===============    ===============     ===============
Net earnings per share.............................     $          3.45    $           1.54    $          3.74     $          1.94
                                                         ===============     ===============    ===============     ===============
Weighted average shares outstanding................               4,921               2,367              4,921               2,370
                                                         ===============     ===============    ===============     ===============

See accompanying Notes to Consolidated Financial Statements.


                                 FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                                         Total
                                                     Common               Paid in              Retained              Shareholders'
         (Dollars in thousands)                       Stock               Capital              Earnings                  Equity
- -----------------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1995................     $           1,574     $          1,812     $         17,781      $          21,167

Common stock issued (5,935 shares).......                    59                  720                    -                    779
Common stock retired (11,080
   shares)...............................                 (111)              (1,089)                    -                (1,200)
Net assets spun off to Combined
   Financial Corporation.................                     -                    -              (5,352)                (5,352)
Merger with First City
   Bancorporation of Texas, Inc..........               (1,473)               21,473                    -                 20,000
Net earnings for 1995....................                     -                    -               14,733                 14,733
Preferred stock dividends................                     -                    -              (3,876)                (3,876)
                                                -----------------    -----------------     ----------------      -----------------
Balances, December 31, 1995 .............                    49               22,916               23,286                 46,251
                                                -----------------    -----------------     ----------------      -----------------

Exercise of warrants and employee
   stock purchase plan (713 shares)......                     -                   17                    -                     17
Net earnings for the six months
   ended June 30, 1996...................                     -                    -               22,295                 22,295
Preferred stock dividends................                     -                    -              (3,876)                (3,876)
                                                -----------------    -----------------     ----------------      -----------------

Balances, June 30, 1996..................     $              49     $         22,933     $         41,705      $          64,687
                                                =================    =================     ================      =================


See accompanying Notes to Consolidated Financial Statements.



                           FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Six Months
                                                                      Ended June 30,
                                                          -------------------------------------
               (Dollars in thousands)                           1996                 1995
- -----------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings......................................    $        22,295     $         4,606
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Cost of collections..............................             19,062              17,887
    Purchase of asset pools..........................            (32,778)                  -
    Equity in earnings of acquisition partnerships...             (1,630)             (1,359)
    Collections on performing asset pools............              3,510                   -
    Deferred income tax benefit......................            (14,600)                (64)
    Depreciation and amortization....................              2,320                 158
    Increase in other assets.........................             (4,949)             (5,108)
    Decrease in other liabilities....................             (2,048)               (301)
                                                          -----------------    ----------------
         Net cash provided by (used in) operating
         activities..................................             (8,818)             15,819
                                                          -----------------    ----------------

Cash flows from investing activities:
   Advances to acquisition partnerships and affiliates              (235)                  -
   Payments on advances to acquisition partnerships
    and affiliates...................................                551                   -
   Principal payment on Class "A" Certificate........             53,345                   -
   Property and equipment, net.......................               (397)                (92)
   Acquisition of National Auto Funding Corporation..               (302)                  -
   Contributions to acquisition partnerships ........            (13,376)             (1,375)
   Distributions from acquisition partnerships.......              4,296               3,189
                                                          -----------------    ----------------
    Net cash provided by investing activities........             43,882               1,722
                                                          -----------------    ----------------

Cash flows from financing activities:
   Borrowings under notes payable ...................             71,424               3,800
   Payments of notes payable ........................            (55,194)            (21,130)
   Payment of senior subordinated notes payable......           ( 53,345)                  -
   Additions to notes payable to stockholders and
    officers.........................................                  -               1,930
   Reduction of notes payable to stockholders and
    officers.........................................                  -              (1,843)
   Issuance of common stock..........................                 17                 779
   Retirement of common stock........................                  -              (1,200)
                                                          -----------------    ----------------
    Net cash used in financing activities............            (37,098)            (17,664)
                                                          -----------------    ----------------

Net decrease in cash.................................    $        (2,034)     $         (123)
Cash, beginning of period............................              8,370               4,150
                                                          -----------------    ----------------
Cash, end of period..................................    $         6,336     $         4,027
                                                          =================    ================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
    Interest.........................................    $         7,844     $         1,126
                                                          =================    ================
    Income taxes.....................................    $           116     $         1,000
                                                          =================    ================

See accompanying Notes to Consolidated Financial Statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1996


(1)      Basis of Presentation
         ---------------------

         On July 3, 1995, FirstCity Financial Corporation ("FirstCity" or the "Company") was formed by the merger ("Merger") of J-Hawk Corporation and First City Bancorporation of Texas, Inc. Historical financial statements prior to the merger date reflect the financial position and results of operations of J-Hawk Corporation ("JHawk") and are not necessarily indicative of results expected to be achieved in the future. For further information, see the 1995 Annual Report on Form 10-K.

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

         The unaudited consolidated financial statements of FirstCity Financial Corporation reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity Financial Corporation's financial position at June 30, 1996, and the results of operations and cash flows for the three month and six month periods ended June 30, 1996 and 1995.

(2)      Purchased Asset Pools
         ---------------------

         The purchased asset pools are summarized as follows (dollars in thousands):

                                                                   June 30,               December 31, 1995
                                                                     1996
                                                            ----------------------     -----------------------
Non-performing asset pools:

Loans:

Borrowers' obligation on outstanding balance of:

Performing loans                                         $                36,613     $                55,337

Non-performing loans                                                     330,182                     339,465
                                                            ----------------------     -----------------------
                                                                         366,795                     394,802

Real estate assets                                                         8,819                      10,052
                                                            ----------------------     -----------------------
                                                                         375,614                     404,854

Performing asset pools:

Loans:

Borrowers' obligation on outstanding balance of:


                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)

Performing loans                                                          46,736                      16,714

Non-performing loans                                                         560                           -
                                                            ----------------------     -----------------------
                                                                          47,296                      16,714

Purchased real estate pool (at amortized cost)                            25,969                      35,179
                                                            ----------------------     -----------------------
Total purchased asset pools                                              448,879                     456,747

Discount required to reflect purchased asset pools at
amortized cost                                                          (341,719)                   (360,808)
                                                            ----------------------     -----------------------
Purchased asset pools, net                               $               107,160     $                95,939
                                                            ======================     =======================

         The purchased asset pools are pledged to secure non-recourse notes payable.

(3)      Acquisition Partnerships
         ------------------------

         The Company has investments in partnerships and related general partners that are accounted for on the equity method. The combined financial position and results of operations of the acquisition partnerships and general partners are summarized below (dollars in thousands) :

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


                                    Condensed Combined Balance Sheets
                                     June 30,               December 31,
                                       1996                     1995
                              -----------------------   ---------------------
Assets                                      $275,291                $235,820
                              =======================   =====================
Liabilities                                  199,087                 180,659
Net equity                                    76,204                  55,161
                              -----------------------   ---------------------
                                            $275,291                $235,820
                              =======================   =====================
Company's equity in
acquisition partnerships                     $27,312                 $16,601
                              =======================   =====================
Advances to
acquisition partnerships                      $9,270                  $9,586
                              =======================   =====================

                     Condensed Combined Statements of Income

                                                   Three months ended           Six months ended
                                                        June 30,                    June 30,
                                               ------------------------------------------------------
                                                   1996          1995          1996          1995
                                               -------------  -----------    -----------   ----------
Collections                                         $35,902       $54,437        $61,224      $94,443
Gross margin                                         10,418        13,581         18,604       24,883
Interest income on performing asset pools             2,065             -          3,833            -
Net income                                            1,842         1,824          3,281        3,305
                                               ============   ===========    ===========   ==========
Company's equity in net income of
acquisition partnerships                               $916          $731         $1,630       $1,359
                                               ============= ============    ===========   ==========

(4)      Class "A" Certificate of FirstCity Liquidating Trust ("Trust")
         --------------------------------------------------------------

         FirstCity is the sole holder of the Class "A" Certificate of the Trust. Redemption by the Trust of the balance due on the Class "A" Certificate will be used to retire the senior subordinated notes payable, which are general obligations of FirstCity, and to redeem the special preferred stock. On March 29, 1996, $53.3 million of the senior subordinated notes were redeemed, reducing the "A" Certificate by a like amount. During the three months ended June 30, 1996, $1 million of senior subordinated notes (purchased by the Trust) were redeemed. On July 26, 1996, the remaining senior subordinated notes were redeemed with a corresponding reduction in the "A" Certificate.

         Under the terms of the special preferred stock, FirstCity is only required to redeem such stock and to declare dividends thereon to the extent it receives sufficient funds from the Trust to make such payments. Interest income on the Class "A" Certificate consists of reimbursement to FirstCity (by the Trust) of interest expense on senior subordinated notes and of accrued (but not declared) dividends on special preferred stock. At June 30, 1996, dividends accrued but not declared totaled $7.8 million, or

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


         $3.15 a share. In the opinion of management, sufficient funds will be available from the Trust to redeem the special preferred stock at its stated redemption price and accrued dividends on the redemption date of September 30, 1998.

         The net assets in liquidation of the FirstCity Liquidating Trust are summarized below (dollars in thousands):


                        Condensed Consolidated Statements
                          of Net Assets in Liquidation

                                      June 30,               December 31,
                                        1996                     1995
                               -----------------------   ---------------------
Assets                                       $164,130                $206,464
Liabilities                                     (902)                 (4,683)
                               -----------------------   ---------------------
Net Asset Value                              $163,228                $201,781
                               =======================   =====================
Class "A" Certificate                        $111,776                $162,245
Class "B" Certificate                          51,452                  39,536


(5)      Federal Income Taxes
         --------------------

         Federal income taxes subsequent to the Merger are provided at a 35% rate. Net operating loss carryforwards are available to FirstCity and are recognized as an offset to the provision in the period during which the benefit is realized. During the second quarter of 1996, FirstCity recognized a deferred tax benefit of $14.6 million. Realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carryfowards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryfoward period change.

(6)      Other Related Party Transactions
         --------------------------------

         In January, 1995, the Company entered into an agreement with a shareholder to repurchase 11,080 shares of J-Hawk common stock for $1.2 million. The Company paid the former shareholder $.4 million in cash and issued a $.8 million note, which was assumed by Combined Financial Corporation in June 1995.

         During the three months ended June 30, 1995, the Company sold approximately $12 million (allocated cost) of loans to a partnership owned by certain executive officers of J-Hawk. The Company recognized approximately $3 million in gain from the transaction. Additionally, the Company entered into a servicing arrangement with the partnership to service the sold assets for a fee based on collections. This transaction

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (continued)


         was part of the overall spin out transaction completed prior to the Merger on July 3, 1995.

         The Company has contracted with the Trust, the acquisition partnerships and related parties as third party loan servicer. Substantially all servicing fees and due diligence fees (included in other income) reflected in the Consolidated Statements of Income were derived from such affiliates.

(7)    Commitments and Contingencies
       -----------------------------

       FirstCity has pledged a portion of its interest in the future distributions of certain acquisition partnerships, after FirstCity's initial investment has been returned, to the subordinated debt lender under a Residual Share Agreement (the "Agreement"). Under the Agreement, this pledge is limited to twice FirstCity's original investment in the respective partnership. In the opinion of management, this pledge does not currently represent a material contingent claim on the future distributions from the acquisition partnerships to FirstCity.

       The Company is involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters should not have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FirstCity Financial Corporation ("FirstCity" or the "Company") reported net earnings for the second quarter of 1996 of $18.9 million. After dividends accrued but not declared on the Company's special preferred stock, earnings attributable to common equity were $17.0 million, or $3.45 per share. The results were positively impacted by the recognition of $14.6 million of deferred tax benefits. Excluding the tax benefit recognition, earnings attributable to common equity were $2.4 million, or $.48 per share, for the quarter. Earnings for the second quarter of 1995 were $3.7 million, or $1.54 per share. 1996 year-to-date earnings attributable to common equity were $18.4 million, or $3.74 per share, compared to $4.6 million, or $1.94 per share, for the 1995 year-to-date period. Excluding the effect of the tax benefits, 1996 year-to-date earnings attributable to common equity were $3.8 million, or $ .78 per share.

Earnings for the current quarter were significantly increased by the recognition of certain tax benefits resulting from the Company's reassessment of its valuation allowance (reserve) related to its net operating loss carryforward ("NOL") asset. Prior to the second quarter, the deferred tax asset resulting from the Company's NOL was entirely offset by this valuation reserve. Realization of the asset is dependent upon generating sufficient taxable earnings to utilize the NOL. Although realization is not assured, management believes it is more likely than not that FirstCity will generate sufficient taxable income in future periods to utilize the tax benefit recognized this quarter. The amount of tax benefits recognized will be adjusted in future quarters should the estimates of future taxable income change. To the extent that there are changes, net earnings will be impacted accordingly.

In May 1996, FirstCity initiated its sub-prime auto finance lending activity through the acquisition of National Auto Funding Corporation and NAF Auto Loan Trust (collectively, "NAF"), Irving, Texas. At quarter-end the Company owned $31.6 million in sub-prime auto loans, including NAF's $28 million portfolio, which an acquisition partnership had acquired in the first quarter of 1996.

Asset acquisitions for the second quarter were modest with FirstCity acquiring approximately $10 million of face value of assets, including the loans originated by NAF. The acquisitions included a commercial/industrial portfolio purchased from a large banking organization and a consumer portfolio.

The Company is in the process of finalizing the securitization of approximately $75 million of performing assets. The transaction, which is anticipated to close in August, will result in decreased funding costs for FirstCity's acquisition partnerships.

On July 26, 1996, FirstCity redeemed the remainder of its senior subordinated notes with proceeds from a distribution from the FirstCity Liquidating Trust.

BACKGROUND
- ----------

On July 3, 1995, FirstCity was formed by the merger (the "Merger") of J-Hawk and First City Bancorporation of Texas, Inc. ("FCBOT"). For accounting purposes, the Merger was treated as an acquisition of FCBOT by J-Hawk. Accordingly, financial information prior to the Merger reflects the historical financial position and results of operations of J-Hawk.

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

In connection with the Merger, the shareholders of J-Hawk received approximately 49.9% of FirstCity's common stock and the former security holders of FCBOT received approximately 50.1% of FirstCity's common stock. FirstCity also issued $106.7 million in senior subordinated notes (all of which have been redeemed by the Company), $51.7 million in special preferred stock and warrants to purchase 500,000 shares of its common stock at an initial exercise price of $25 per share.

Also in connection with the Merger, substantially all of the assets of FCBOT, other than $20 million in cash, were transferred to the newly-formed FirstCity Liquidating Trust (the "Trust"). The liquidation of the assets transferred to the Trust is managed by the Company for a prescribed servicing fee.

The following table summarizes FirstCity's performance for the second quarter and first six months of 1996 and 1995.

                                        CONSOLIDATED SUMMARY OF OPERATIONS
- --------------------------------------------------------------------------------------------------------------------
                                                         Three months ended                  Six months ended
 (Amounts in thousands, except per share data)                June 30,                            June 30,
                                                   ------------------------------      -----------------------------
                                                        1996            1995               1996            1995
                                                   --------------   -------------      -------------   -------------
Income:
Net gain on purchased asset pools                  $       3,952   $       4,282      $       8,616   $       5,699
Servicing fees                                             2,855           2,052              5,373           3,708
Interest income on Class A Certificate                     3,116               -              7,428               -
Other interest income                                      2,196              44              3,286              52
Rental income on purchased real estate pools               1,448               -              1,935               -
Other income                                                 339             403                597             662
                                                   --------------   -------------      -------------   -------------
                    Subtotal                              13,906           6,781             27,235          10,121
                                                   --------------   -------------      -------------   -------------
Expenses:
Interest on senior subordinated notes payable              1,178               -              3,552               -
Interest on other notes payable                            2,448             541              4,579           1,283
Salaries and benefits                                      2,547           1,538              5,116           2,912
Amortization                                                 836               -              1,661               -
Other general and administrative expense                   3,278           1,330              5,892           1,743
                                                   --------------   -------------      -------------   -------------
                    Subtotal                              10,287           3,409             20,800           5,938
                                                   --------------   -------------      -------------   -------------
Equity earnings of acquisition partnerships                  916             731              1,630           1,359
                                                   --------------   -------------      -------------   -------------
Earnings before income taxes                               4,535           4,103              8,065           5,542
                                                   --------------   -------------      -------------   -------------
Provision (benefit) for income taxes                    (14,370)             446           (14,230)             936
                                                   --------------   -------------      -------------   -------------
Net earnings                                       $      18,905   $       3,657      $      22,295   $       4,606
                                                   ==============   =============      =============   =============
Special preferred dividends                                1,938               -              3,876               -
                                                   --------------   -------------      -------------   -------------
Net earnings to common                             $      16,967   $       3,657      $      18,419   $       4,606
                                                   ==============   =============      =============   =============
Net earnings per share                             $        3.45   $        1.54      $        3.74   $        1.94
Average shares outstanding                                 4,921           2,367              4,921           2,370
Return on average equity (annualized)                      120.8 %          71.5%              69.7 %          44.6 %


The following table analyzes the composition of FirstCity's major revenue resources:

                                            ANALYSIS OF REVENUE SOURCES
- ------------------------------------------------------------------------------------------------
                                                Three months ended          Six months ended
                                                     June 30,                   June 30,
                                             -------------------------  ------------------------
          (Dollars in thousands)                 1996        1995          1996         1995
                                             -------------------------  ----------- ------------
      GAINS ON PURCHASED ASSET POOLS
      ------------------------------
Asset portfolios purchased                   $    31,037 $          -  $    32,778 $          -
$ collected                                       13,683       19,477       27,678       23,586
Net gain on collections                            3,952        4,282        8,616        5,699
Profit margin on purchased asset pools            28.88%       21.98%       31.13%       24.16%

           SERVICE FEE REVENUES
           --------------------
ACQUISITION PARTNERSHIPS
       $ collected                           $    35,902 $     54,437  $    61,224 $     94,443
       Service fee revenue                         1,354        1,965        2,295        3,612
       Average service fee %                       3.77%        3.61%        3.75%        3.82%

TRUST
       $ collected
           FDIC receivable                   $         -            -  $    17,698            -
           Other trust assets                     38,443            -       62,318            -
       Service fee revenue                         1,124            -        2,260            -
       Average service fee %                       2.92%            -        2.82%            -

OTHER AFFILIATED ENTITIES
       $ collected                           $     4,898 $      3,249  $     9,968 $      4,337
       Service fee revenue                           377           87          818           96
       Average service fee %                       7.70%        2.68%        8.21%        2.21%

TOTAL SERVICE FEES
       $ collected                           $    79,243 $     57,686  $   151,208 $     98,780
       Service fee revenue                         2,855        2,052        5,373        3,708
       Average service fee %                       3.60%        3.56%        3.55%        3.75%

            EQUITY EARNINGS IN
         ACQUISITION PARTNERSHIPS
         ------------------------
Asset portfolios purchased                   $     1,490 $      6,533  $    99,926 $     53,167
Average FirstCity investment                      28,584       14,186       23,381       14,309
Equity earnings in investments                       916          731        1,630        1,359

- ------------------------------------------------------------------------------------------------

The following table analyzes the operations of the acquisition partnerships:

                                       ANALYSIS OF ACQUISITION PARTNERSHIPS
- -------------------------------------------------------------------------------------------------------
                                                     Three months ended           Six months ended
                                                          June 30,                    June 30,
                                                 --------------------------  --------------------------
            (Dollars in thousands)                   1996         1995           1996         1995
                                                 ------------ -------------  ------------ -------------
GAINS ON DISPOSITION OF ASSET POOLS
- -----------------------------------
         Gross collections                       $     35,902 $     54,437   $     61,224 $     94,443
         Cost of collections                           25,484       40,856         42,620       69,560
                                                 ------------ -------------  ------------ -------------
         Total gain on disposition of asset
               pools                             $     10,418 $     13,581   $     18,604 $     24,883
         Variance from previous year due
         to:
                  Collection levels                   (4,624)      (2,625)        (8,772)      (4,148)
                  Gross profit margins                  2,217        (766)          3,848        2,004
                  Mix                                   (756)          120        (1,355)        (284)

                                                 ------------ -------------  ------------ -------------
         Total variance from previous year            (3,163)      (3,271)        (6,279)      (2,428)

INTEREST INCOME ON PERFORMING ASSET POOLS        $      2,065 $          -   $      3,833 $          -
- -----------------------------------------

COST OF BORROWINGS
- ------------------
         Interest expense                        $      7,172 $      7,192   $     12,914 $     14,419
         Average borrowings                           209,300      237,169        193,445      234,684
         Weighted average rate                         13.71%       12.13%         13.35%       12.29%

OTHER EXPENSES
- --------------
         Service fee expense                     $      1,455 $      1,965   $      2,421 $      3,612
         Legal                                            571          550          1,117        1,069
         Property protection                            1,107        1,461          1,996        1,409
         Other                                            336          589            708        1,069
                                                 ------------ -------------  ------------ -------------
         Total other expenses                           3,469        4,565          6,242        7,159

- -------------------------------------------------------------------------------------------------------


               SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

Net earnings in the second quarter of 1996 were $18.9 million, including $14.6 million of deferred tax benefits, compared to $3.7 million in the second quarter of 1995. Net earnings to common in the 1996 period were $17.0 million ($2.4 million excluding the deferred tax benefit) compared to $3.7 million in the 1995 period. On a per share basis, earnings attributable to common equity were $3.45 ($.48 excluding the deferred tax benefit) for 1996 compared to $1.54 per share for 1995. Results for periods prior to July 3, 1995 reflect the historical net earnings of J-Hawk. The related earnings per share are restated to reflect the equivalent number of FirstCity common shares issued to the J-Hawk shareholders in connection with the Merger.

                                               NET GAIN ON PURCHASED ASSET POOLS

The net gain on purchased asset pools decreased to $4.0 million in the second quarter of 1996 from $4.3 million in 1995 primarily because, in the second quarter of 1995, gains of approximately $3 million resulted from a sale of approximately $12 million in loans to a partnership owned by certain executive officers of J-Hawk, as a part of the spin off transaction completed in conjunction with the Merger. The profit margin on collections in 1996 was 29% as compared to 22% in 1995. The average investment in purchased asset pools in 1996 of $97.0 million exceeded the average investment levels for 1995 of $20.2 million, with the resulting gain on disposition of purchased asset pools higher in the 1996 period due to increased levels of collections (excluding the sale that was part of the 1995 spin off) on larger asset pools.

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

                                                                  SERVICING FEES

Servicing fees grew to $2.9 million in the second quarter of 1996 from $2.1 million for such period in 1995, an increase of 39%. Excluding $1.1 million in fees from collection of Trust assets, servicing fees declined $.3 million from 1995 because of lower collection levels achieved in acquisition partnerships.

                                                     INTEREST INCOME AND EXPENSE

As a result of the Merger, interest income on the Trust Class A Certificate was recorded in the second quarter of 1996, representing reimbursement to FirstCity (by the Trust) of interest expense of $1.2 million on the senior subordinated notes and accrual of dividends of $1.9 million on special preferred stock. The Company realized other interest income primarily from performing loans. Interest expense on other notes payable rose in proportion to higher volumes of debt associated with purchase of asset pools.

                                                                    OTHER INCOME

Rental income on purchased real estate pools resulted from a third quarter 1995 acquisition of a pool consisting entirely of real estate assets. On this and other real estate purchases, the net operating income derived from such assets is recognized as other income, while gains on sales are recognized upon disposition of the asset.

                                              GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expenses increased $3.8 million, reflecting higher costs since the Company's acquisition of Diversified Financial Systems, Inc. ("Diversified"), increased property expenses and amortization of goodwill and servicing rights in the second quarter of 1996 (none in the second quarter of 1995).

                                  EQUITY IN EARNINGS OF ACQUISITION PARTNERSHIPS

Equity in earnings of acquisition partnerships in the second quarter of 1996 increased 25% from such period in 1995. Collections in the acquisition partnerships decreased $18.5 million, or 34%, and caused a decrease in gross profit of $4.6 million. However, this reduction was more than offset by a higher gross profit margin ($2.2 million), interest income on newly-acquired performing asset pools ($2.1 million) and an increased ownership percentage by FirstCity in the new partnerships.

Most of the indebtedness incurred by FirstCity and its acquisition partnerships is floating rate debt, the rates of which change when certain short term benchmark rates increase. If these benchmark rates increase beyond what FirstCity had originally projected, the profitability of FirstCity and the acquisition partnerships will be adversely affected.

                                                            FEDERAL INCOME TAXES

Federal income taxes are provided at 35% of taxable income. The Company believes certain NOLs are available to it after July 3, 1995, and are recognized as an offset to the provision in the period during which the benefit is realized. During the second quarter of 1996, FirstCity recognized a deferred tax benefit of $14.6 million. Realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryfoward period change.

The Company believes that the NOLs that were accrued prior to the Merger survived the Merger and are available to offset future taxable income of the Company. However, there is no authority governing many of the tax aspects of the Merger because some determinations primarily may be questions of fact. Additionally, no private letter ruling from the Internal Revenue Service ("IRS") or opinion of counsel regarding the availability of such NOLs was sought or obtained; therefore, there can be no assurance that the availability of such NOLs will not be successfully challenged by the IRS.

    SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Net earnings for the six months ended June 30, 1996 were $22.3 million, including the deferred tax benefit, compared to $4.6 million for the six months ended June 30, 1995. Net earnings to common in the 1996 period were $18.4 million ($3.8 million excluding the tax benefit) compared to $4.6 million in the 1995 period. On a per share basis, earnings attributable to common equity were $3.74 ($.78 excluding the tax benefit) for the 1996 period compared to $1.94 per share for the 1995 period.

                                               NET GAIN ON PURCHASED ASSET POOLS

The net gain on purchased asset pools increased to $8.6 million in the first six months of 1996 from $5.7 million in 1995. The average investment in purchased asset pools in 1996 of $95.2 million exceeded the average investment levels for such period in 1995 of $24.2 million, with the resulting gain on disposition of purchased asset pools higher in the 1996 period due to increased levels of collections on larger asset pools. The previously-mentioned $3 million gain was included in 1995 results. The profit margin on collections in 1996 was 31% as compared to 24% in 1995.

                                                                  SERVICING FEES

Servicing fees grew to $5.4 million in the first six months of 1996 from $3.7 million for such period in 1995, an increase of 45%. Excluding $2.3 million in fees from collection of Trust assets, servicing fees declined $.6 million from 1995 because of lower collection levels achieved in acquisition partnerships.

                                                     INTEREST INCOME AND EXPENSE

Interest income on the Trust Class A Certificate was recorded in the six months ended June 30, 1996, representing reimbursement to FirstCity (by the Trust) of interest expense of $3.6 million on the senior subordinated notes and accrual of dividends of $3.9 million on the special preferred stock. The Company realized other interest income primarily from a portfolio of performing loans acquired in the Diversified transaction. Interest expense on other notes payable rose in proportion to higher volumes of debt associated with the purchase of asset pools.

                                                                    OTHER INCOME

Rental income on purchased real estate pools resulted from a third quarter 1995 acquisition of a pool consisting entirely of real estate assets. There was no such investment or related income in the year earlier period.

                                              GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses increased $8.0 million, reflecting higher costs since acquiring Diversified, increased property expenses and amortization of goodwill and servicing rights in the first six months of 1996 (none in the corresponding period of 1995). Also, general and administrative expenses in 1995 include a recovery of $.7 million of prior year expenses related to the Merger (which expenses were reimbursed by FCBOT).

                                  EQUITY IN EARNINGS OF ACQUISITION PARTNERSHIPS

Equity in earnings of acquisition partnerships in the first six months of 1996 increased 20% from such period in 1995. Collections in the acquisition partnerships decreased $33.2 million, or 35%, and caused a decrease in gross profit of $8.8 million. However, this reduction was more than offset by a higher gross profit margin ($3.8 million), interest income on newly-acquired performing asset pools ($3.8 million) and an increased ownership percentage by FirstCity in new partnerships.

                                                            FEDERAL INCOME TAXES

Federal income taxes are provided at 35% of taxable income. The Company believes NOLs are available to it after July 3, 1995, and are recognized as an offset to the provision in the period during which the benefit is realized. As discussed earlier, a deferred tax benefit was recorded in 1996.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Generally, the liquidity needs of FirstCity are for operations, payment of debt, acquisitions of purchased asset pools, investments in and advances to acquisition partnerships and other investments by the Company. The sources of liquidity are funds generated from operations, distributions from the Trust to the Company as the sole holder of the Trust Class "A" Certificate, equity distributions from acquisition partnerships and short term borrowings from lines of credit and other specific purpose short term borrowings.

FirstCity contributed equity to acquisition partnerships totaling $13.4 million to facilitate the purchase of $99.9 million in portfolios of assets during the first six months of 1996 and also acquired $32.8 million in purchased asset pools. During the first six months of 1996, FirstCity borrowed $18.8 million under a credit facility provided by Cargill Financial Services ("Cargill"), increasing the balance under that facility to $24.0 million at quarter end. Such facility matures on December 29, 1996, and is secured by substantially all of the unencumbered assets of the Company. The Company and Cargill are currently negotiating an increase in the amount available under such facility from $25 million to $35 million, although there can be no assurances such an increase will be consummated.

During the quarter ended June 30, 1996, NAF borrowed $23.8 million under a $50.0 million Warehouse Credit Agreement with ContiTrade Services L.L.C. to purchase and originate auto loans through NAF. As the origination of auto loans increases, NAF can borrow under this facility. Increases in loan originations may require additional equity injections into NAF to comply with the borrowing base terms of the Warehouse Credit Agreement.

On March 29, 1996, FirstCity redeemed early $53.3 million of its senior subordinated notes by means of a distribution from the Trust. During the second quarter of 1996, $1 million of notes held by the Trust were redeemed. On July 26, 1996, the remaining $52.3 million of notes were redeemed via another distribution from the Trust. Each of these transactions resulted in a corresponding reduction in the Trust Class "A" Certificate.

In the future, FirstCity anticipates being able to raise capital through public debt or equity offerings, thus enhancing the investment and growth opportunities of the Company. The Company believes that these and other sources of liquidity, including the Cargill credit facility, securitizations, and funding from senior lenders providing funding for acquisition partnership formation and direct portfolio acquisitions, should prove adequate to continue to fund the Company's other contemplated investment activities. At June 30, 1996, total common equity was $64.7 million and is considered by management adequate to support the current capital requirements and planned growth of the Company.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

                  The Company held its annual meeting of shareholders (the "Annual Meeting") on April 24, 1996. The following items of business were considered at the Annual Meeting:

                  (a)      Election of Directors

                           All standing directors were elected as directors to serve as members of the Company's Board of Directors until the Company's 1997 annual meeting of shareholders. The number of votes cast for each nominee was as follows:


                                                    Votes          Votes
                          Nominee                    Cast          Against
                                                     For
                    ----------------------     ---------------  -------------

                    James R. Hawkins               4,289,690         36,970

                    C. Ivan Wilson                 4,289,703         36,957

                    James T. Sartain               4,289,742         36,918

                    Rick R. Hagelstein             4,289,742         36,918

                    Matt A. Landry, Jr.            4,289,742         36,918

                    Richard E. Bean                4,289,742         36,918

                    Bart A. Brown, Jr.             4,289,570         37,090

                    Donald J. Douglass             4,289,742         36,918

                    David W. MacLennan             4,289,666         36,994

                    David Palmer                   4,289,742         36,918


                           There were no abstentions or broker non-votes.

                  (b)      Approval of Employee Benefit Plans

                           The following three employee benefit plans were approved by the shareholders as follows:


                    Plan                 Votes                 Votes
                                         Cast                 Against                 Unvoted        Abstentions
                                          For
- -----------------------------------------------------    ------------------     -----------------  ------------------

1995 Stock Option and Award Plan         3,000,324               173,121               1,129,224         23,991

1995 Employee Stock Purchase Plan        3,124,492                49,773               1,129,224         23,171

1996 Stock Option and Award Plan         2,876,483               229,504               1,195,676         24,997

                  (c)      Ratification of Appointment of Auditors

                           A proposal to ratify the Board of Directors' appointment of KPMG Peat Marwick LLP as the Company's independent Auditors for 1996 was approved by the shareholders. The number of votes for the proposal:
                           4,270,481; votes withheld: 32,187; abstentions:
                           10,433; unvoted: 13,559.

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           2.1 Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated by reference herein to Exhibit
                                    2.1 of the Registrant's Form 8-K dated July
                                    3, 1995 filed with the Commission on July
                                    18, 1995)

                           2.2 Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995)

                           3.1      Amended and Restated Certificate of
                                    Incorporation of the Registrant
                                    (incorporated herein by reference to Exhibit
                                    3.1 of the Registrant's Form 8-K dated July
                                    3, 1995 filed with the Commission on July
                                    18, 1995)

                           3.2 Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995)

                           10.9 Revolving Credit Agreement, dated December 29, 1995, by and between Cargill Financial Services Corporation and the Registrant *

                           10.10 Amended and Restated Right of First Refusal Agreement, dated June 9, 1994, by and among the Registrant, James R. Hawkins, James T. Sartain, Rick R. Hagelstein, Cargill Financial Services Corporation and CFSC Capital Corp. II, and Letter Agreement Amendment to Amended and Restated Right of First Refusal Agreement, dated March 11, 1996 *

                           10.11 FirstCity Financial Corporation 1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit A of the Registrant's Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders)

                           10.12 FirstCity Financial Corporation 1996 Stock Option and Award Plan (incorporated herein by reference to Exhibit C of the Registrant's Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders)

                           10.13 FirstCity Financial Corporation 1995 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit B of the Registrant's Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders)

                           10.14 Warehouse Credit Agreement, dated May 17, 1996, by and among ContiTrade Services L.L.C. as Lender, N.A.F. Auto Loan Trust as Borrower and National Auto Funding Corporation *

                           10.15 Security and Collateral Agent Agreement, dated May 17, 1996, by and among N.A.F. Auto Loan Trust as Borrower, ContiTrade Services L.L.C. as Lender and Texas Commerce Bank National Association as Collateral Agent *

                           10.16 Funding Commitment, dated May 17, 1996, by and between ContiTrade Services L.L.C. as Lender and the Registrant *

                           10.17 Paying Agent Agreement, dated May 17, 1996, by and among N.A.F. Auto Loan Trust as Borrower, ContiTrade Services L.L.C. as Lender and Texas Commerce Bank National Association as Paying Agent *

                           10.18 Servicing Agreement Relating to N.A.F. Auto Loan Trust, dated May 17, 1996, by and among N.A.F. Auto Loan Trust as Borrower, J-Hawk Servicing Corporation as Servicer, National Auto Funding Corporation and ContiTrade Services L.L.C. as Lender *

                           10.19 Investment Banking Services Agreement, dated May 17, 1996, by and between ContiFinancial Services Corporation and National Auto Funding Corporation *

                           10.20 Amendment to Funding Commitment, dated May 17, 1996, by and between ContiTrade Services L.L.C. as Lender and the Registrant *

                           10.21 Loan and Security Agreement, dated April 18, 1996, by and among American National Bank and Trust Company of Chicago and Bank of Scotland as Lenders and Diversified Financial Systems, Inc., as Borrower *

                           10.22 Guarantee Agreement, dated April 18, 1996, by and among American National Bank and Trust Company of Chicago and Bank of Scotland as Lenders and FirstCity Financial Corporation as Guarantor *

                           27.1 Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission. Exhibit
                                    27.1 shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933, as amended, Section 18 of the Securities Exchange Act of 1934, as amended, or Section 323 of the Trust Indenture Act of 1939, as amended, or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.)

                           * - Filed herewith

                  (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Securities and Exchange Commission during the quarterly period ended June 30, 1996.

HOFS02...:\92\54892\0004\2236\FRM8056R.55C

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRSTCITY FINANCIAL CORPORATION

                                       /s/ Gary H. Miller
                                       ------------------------------------
                                       Name: Gary H. Miller
                                       Title: Senior Vice President and
                                               Controller
                                       (Duly authorized officer and chief
                                        accounting officer of the Registrant)

Dated: August 9, 1996

                                 EXHIBIT INDEX

Exhibit No.              Description
- -----------              -----------

    2.1 Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated by reference herein to Exhibit 2.1 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995)

    2.2 Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995)

    3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995)

    3.2 Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995)

    10.9 Revolving Credit Agreement, dated December 29, 1995, by and between Cargill Financial Services Corporation and the Registrant*

    10.10 Amended and Restated Right of First Refusal Agreement, dated June 9, 1994, by and among the Registrant, James R. Hawkins, James T. Sartain, Rick R. Hagelstein, Cargill Financial Services Corporation and CFSC Capital Corp. II, and Letter Agreement Amendment to Amended and Restated Right of First Refusal Agreement, dated March 11, 1996 *

    10.11 FirstCity Financial Corporation 1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit A of the Registrant's Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders)

    10.12 FirstCity Financial Corporation 1996 Stock Option and Award Plan (incorporated herein by reference to Exhibit C of the Registrant's Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders)

    10.13 FirstCity Financial Corporation 1995 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit B of the Registrant's Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders)

    10.14 Warehouse Credit Agreement, dated May 17, 1996, by and among ContiTrade Services L.L.C. as Lender, N.A.F. Auto Loan Trust as Borrower and National Auto Funding Corporation *

    10.15 Security and Collateral Agent Agreement, dated May 17, 1996, by and among N.A.F. Auto Loan Trust as Borrower, ContiTrade Services L.L.C. as Lender and Texas Commerce Bank National Association as Collateral Agent *

    10.16 Funding Commitment, dated May 17, 1996, by and between ContiTrade Services L.L.C. as Lender and the Registrant *

    10.17 Paying Agent Agreement, dated May 17, 1996, by and among N.A.F. Auto Loan Trust as Borrower, ContiTrade Services L.L.C. as Lender and Texas Commerce Bank National Association as Paying Agent *

    10.18 Servicing Agreement Relating to N.A.F. Auto Loan Trust, dated May 17, 1996, by and among N.A.F. Auto Loan Trust as Borrower, J-Hawk Servicing Corporation as Servicer, National Auto Funding Corporation and ContiTrade Services L.L.C. as Lender *

    10.19 Investment Banking Services Agreement, dated May 17, 1996, by and between ContiFinancial Services Corporation and National Auto Funding Corporation *

    10.20 Amendment to Funding Commitment, dated May 17, 1996, by and between ContiTrade Services L.L.C. as Lender and the Registrant *

    10.21 Loan and Security Agreement, dated April 18, 1996, by and among American National Bank and Trust Company of Chicago and Bank of Scotland as Lenders and Diversified Financial Systems, Inc., as Borrower *

    10.22 Guarantee Agreement, dated April 18, 1996, by and among American National Bank and Trust Company of Chicago and Bank of Scotland as Lenders and FirstCity Financial Corporation as Guarantor *

    27.1 Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission. Exhibit 27.1 shall not be deemed filed for purposes of
              Section 11 of the Securities Act of 1933, as amended, Section 18 of the Securities Exchange Act of 1934, as amended, or Section 323 of the Trust Indenture Act of 1939, as amended, or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.)

_____________
* - Filed herewith