Form 10-K
period 1996-12-31
FIRSTCITY FINANCIAL CORP
filed 1997-03-14
CIK 828678

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from             to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

The number of shares of common stock outstanding at February 28, 1997 was 4,932,390. As of such date, the aggregate market value of the voting stock held by non-affiliates, based upon the closing price of these shares on the NASDAQ National Market System, was approximately $71,615,000.

                   DOCUMENTS INCORPORATED BY REFERENCE                 Part of
                                                                     Form 10-K
Notice of Annual Meeting and Proxy Statement for the 1997 Annual
Meeting of Shareholders...................................................III

FORWARD LOOKING INFORMATION

The statements included in this Annual Report on Form 10-K regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," "anticipate," "believes" and similar expressions are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, the uncertainties relating to industry and market conditions, natural disasters and other catastrophes, and other risks and uncertainties described in this Annual Report on Form 10-K and in FirstCity Financial Corporation's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.


                                     PART I

Item 1. Business.

FirstCity Financial Corporation ("FirstCity" or the "Company") is a specialty financial services company that acquires, manages, services and resolves portfolios of performing loans, non-performing loans, other real estate and other financial assets (collectively, "purchased asset pools"). The Company acquires purchased asset pools, by itself and through its equity interests in affiliated partnerships (the "acquisition partnerships"), by means of privately negotiated transactions and competitive bidding. Such purchased asset pools are acquired primarily from financial institutions and other traditional lenders at substantial discounts from their legal balances, and consist principally of commercial and consumer assets that may be performing, under performing or non-performing. The Company manages, services and resolves all of the purchased asset pools acquired by the Company or the acquisition partnerships, as well as the assets owned by FirstCity Liquidating Trust (the "Trust") and certain affiliated entities. The Company generates a significant amount of revenue from servicing the assets of the acquisition partnerships, the Trust and affiliated entities, and believes the experience and expertise of its servicing operations is one of the Company's main strengths and competitive advantages. The Company also performs a minimal amount of servicing for non-affiliated third parties. In the ordinary course of business, the Company sells assets to commercial banks, investment banks, finance companies and other investment partnerships. Additionally, the Company has expanded into speciality finance markets with the acquisition of National Auto Funding Corporation and NAF Auto Loan Trust (collectively, "NAF") and the creation of ETAFirst Funding, Inc. ("ETA"). See "Business Strategy" below.

Asset Acquisition and Resolution Business. The asset acquisition and resolution business is relatively new, developing in the mid-1980s. In the early 1990s, large quantities of distressed assets were available for acquisition from the Resolution Trust Corporation ("RTC") and the Federal Deposit Insurance Corporation ("FDIC"). Many new competitors entered the market for the acquisition of distressed assets during this period. Since 1993, most sellers of distressed assets have been private sellers, rather than government agencies. Often these sellers are healthy financial institutions which, as a result of state and federal regulations regarding the allocation of regulatory capital, are motivated to dispose of, rather than manage, under performing and non-performing assets.

The evolution of the distressed asset acquisition market has resulted in a number of significant changes in the Company's core business. The increased experience level of competing acquirors of assets with the capabilities to both acquire and, more significantly, manage, service and resolve such assets permits both acquirors and sellers of such assets to more accurately value and price such assets. The private sellers of assets, often healthy financial institutions, which now comprise a significant majority of sellers of assets into the market, generally have significantly better quality information regarding the distressed assets they make available for sale than did the RTC and FDIC. With better quality information available, a portion of the uncertainty with respect to the ultimate resolution of pools of assets is removed, permitting sellers and buyers to more accurately value and price portfolios. Private sellers also sell assets more frequently in negotiated transactions rather than pursuant to bids which the RTC and FDIC frequently utilized, thereby permitting such sellers to negotiate with potential acquirors, like the Company, that have the proven ability to consummate such transactions. In addition, the distressed asset acquisition business has become significantly more competitive in the last five years with many new entrants into the business. The effect of more competitive pricing on economic returns to the Company, however, has been significantly mitigated by changes in the market for financing available to purchasers of distressed assets. Greater lender familiarity with the risks inherent in the market, combined with increased competition as more lenders compete for business, have resulted in purchasers of distressed assets being able to finance greater portions of the purchase price at lower rates, enabling purchasers like the Company to maintain levels of returns on investments.

The following table sets forth the annual dollar amount and percentage of purchased asset pools acquired by the Company or the acquisition partnerships from the FDIC and the RTC on a combined basis, and from private sources for the periods indicated.


                      PURCHASED ASSET POOLS -- SELLER TYPE
                             (Dollars in thousands)



                                        Seller
          ----------------------------------------------------------------------
               FDIC/RTC combined                      Private
          -----------------------------         --------------------------------
1992    $       66,908       81  %            $          16,206         19  %
1993           104,835       46                         124,091         54
1994             1,752        1                         228,878         99
1995             1,882        1                         211,305         99
1996            13,902        7                         191,622         93

--------------------------------

Purchased asset pools are comprised of non-homogeneous assets, including loans of varying qualities which are secured by varying collateral types and foreclosed properties. Some commercial loans are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans the resolution of which may be based either on business or real estate or other collateral cash flow. Consumer loans may be secured (by real or personal property) or unsecured. Assets comprising purchased asset pools may be performing, under-performing or non-performing. Performing assets are those which debt service payments are being made in accordance with the original or restructured terms of such assets. Under-performing assets are those which debt service payments are being made, but not in accordance with the original or restructured terms of such assets. Non-performing assets are those which no debt service payments are being made.

The Company has substantial experience acquiring, managing, servicing and resolving a wide variety of asset types and classes. It therefore does not limit itself as to the types of purchased asset pools it will evaluate and purchase. As a result, the main factors determining the Company's willingness to acquire a purchased asset pool include the information which is available regarding the assets within such pool, the price at which such pool can be acquired and the expected net cash flows which might be received from the resolution of such assets.

Asset Analysis and Servicing. The Company receives information about opportunities to acquire purchased asset pools from a variety of sources. Prior to purchasing any purchased asset pool, the Company performs extensive due diligence on the assets comprising such pool. The Company generally reviews all significant assets in a prospective purchased asset pool, including an analysis of each such asset's projected cash flow and sources of repayment, including the availability of financial guarantees from third parties. After an asset is acquired, the Company assigns it to an account servicing officer either at its headquarters in Waco, Texas or in one of the Company's other offices. The Company generally establishes servicing operations in locations other than its headquarters with respect to purchased asset pools comprised of assets (which are typically commercial) that are more readily serviced locally because of such pool's significant geographic concentrations. All such offices are temporary and are closed after the assets in the geographic region are substantially resolved. The assigned account officer develops a business plan and budget for each asset based upon a review of the cash flow projections developed during the Company's investment evaluation, a physical inspection of such asset or the collateral underlying the related loan, local market conditions and discussions with the relevant borrower, which is periodically reviewed and revised as necessary.

The Company manages assets it acquires directly, and generates significant revenue from servicing assets owned by the acquisition partnerships, the Trust and related entities. Management believes that its present computer hardware and software systems are sufficient to manage all presently contemplated growth plans of the Company. The Company also performs a minimal amount of servicing for non-affiliated third parties.

Location of Purchased Asset Pools. The Company purchases all types of performing, under performing and non-performing loans and assets, including various types of real estate, in all geographical areas within the United States. The Company believes that its willingness to purchase non-homogeneous purchased asset pools in any geographical area within the United States provides it with an advantage over certain competitors which limit themselves to either a specific type of distressed asset or a particular geographical area. Although the Company has no constraints on geographic locations of assets in purchased asset pools; to date, the majority of assets acquired by the Company and the acquisition partnerships have been located in the Northeastern and Southern areas of the United States.

The following table sets forth, as of the dates indicated, the geographical location of the purchased asset pool assets owned by the Company and the acquisition partnerships, shown as a percentage of all such assets.

                    PURCHASED ASSET POOLS -- ASSET LOCATIONS
                 AS A PERCENTAGE OF TOTAL PURCHASED ASSET POOLS



                                                                              As of
                                                                           December 31,
                                                                      --------------------

                      Location                                       1996              1995
                      --------                                       ----              ----

Northeast:
     Connecticut......................................               12.1%             13.7%
     Massachusetts....................................                8.1              16.7
     New Jersey.......................................                6.4               6.8
     New York.........................................               10.6               9.8
     Pennsylvania.....................................                3.7               6.3
     Vermont..........................................                1.1               1.4
     New Hampshire....................................                3.1               3.5
     Maryland.........................................                3.0                .6
                                                                  -------           -------
          Subtotal....................................               48.1              58.8
South/Southeast:
     Florida..........................................                9.4               7.5
     Georgia..........................................                1.9               2.1
     North Carolina...................................                1.1                .6
     South Carolina...................................                5.8               1.9
     Texas............................................               17.8              11.7
     Virginia.........................................                2.3               2.3
     Louisiana........................................                1.5               1.9
                                                                  -------            ------
          Subtotal....................................               39.8              28.0
West:
     California.......................................                3.0               2.0
Midwest:
     Illinois.........................................                 .8               1.2
     Missouri.........................................                 .8               1.2
                                                                   ------           -------
          Subtotal....................................                1.6               2.4
Other.................................................                7.5               8.8
                                                                   ------           -------
          Total.......................................              100.0%            100.0%
                                                                   ======           =======

Structure and Financing of Asset Acquisitions. The Company acquires purchased asset pools both directly and through its equity interests in the acquisition partnerships. Purchased asset pools owned directly by the Company are financed with a combination of senior debt and equity contributed by the Company.

Each acquisition partnership is a separate legal entity, formed as a limited partnership. The Company and an investor, such as Cargill Financial Services Corporation ("Cargill"- see below), typically form a corporation to serve as the corporate general partner of each acquisition partnership. Typically, the Company and an investor each own 50% of the general partner and a 49% limited partnership interest in the acquisition partnership (the general partner owns the other 2% limited partnership interest). The Company believes that such legal structure insulates the Company and the other acquisition partnerships from certain potential risks, while permitting the Company to share in the economic benefits of each acquisition partnership.

The acquisition partnerships generally are financed by debt secured only by the assets of such acquisition partnership and nonrecourse to the Company, the investor and the other acquisition partnerships.

Relationship with Cargill. Cargill provides substantial debt and equity financing to the acquisition partnerships. In addition, the Company believes its relationship with Cargill significantly enhances the

Company's competitiveness as an acquiror of purchased asset pools, and that Cargill's prominence in the financial services industry will help the Company as it seeks to expand the scope of its business lines. Cargill is a diversified financial services company and a wholly-owned subsidiary of Cargill, Incorporated, regarded as one of the world's largest privately-held corporations.

Cargill began investing in acquisition partnerships in 1992. Since 1992, J-Hawk Corporation ("J-Hawk") (and since the Merger, the Company - see below) and Cargill have been parties to a Right of First Refusal Agreement pursuant to which Cargill has the right to participate as an equity investor in certain purchased asset pools. Cargill also provides a $35 million dollar revolving credit facility to the Company. Such facility expires in June 1997. During the third quarter of 1996, thirteen partnerships refinanced the existing senior and subordinated debt with Cargill totaling approximately $80 million.

Business Strategy. The Company's core business continues to be the acquisition, management, servicing and resolution of purchased asset pools. However, in order to capitalize on its substantial experience in acquiring, managing, servicing and resolving distressed consumer assets, the Company has made a strategic decision to expand the scope of its business lines to take advantage of opportunities in certain additional specialty consumer and finance markets.

     Key elements in the Company's overall business strategy include:

          o Increasing the Company's investments in purchased asset pools, both separately and through the acquisition partnerships.

          o Identifying and acquiring, through non-traditional niche sources, distressed assets that meet the Company's investment criteria, which may involve the utilization of special acquisition structures.

          o Identifying and acquiring additional businesses in the specialty finance markets that meet the Company's investment criteria.

          o Acquiring, managing, servicing and resolving assets in certain international markets, both separately or in partnership with others, including Cargill.

On September 21, 1995, FirstCity acquired the capital stock of Diversified Financial Systems, Inc. and Diversified Performing Assets, Inc. (collectively,"Diversified") for $12.9 million in cash and notes. Diversified also specializes in the acquisition and disposition of distressed loans and loan-related assets. The acquisition, accounted for as a purchase, increased FirstCity's assets by approximately $79 million, including $4.8 million attributable to servicing rights held by Diversified and $ 4.6 million of goodwill.

During the second and third quarters of 1996, FirstCity commenced efforts to expand its business lines into certain sectors of the consumer finance business with the acquisition of National Auto Funding Corporation and NAF Auto Loan Trust (collectively, "NAF") and the creation of ETAFirst Funding, Inc. ("ETA"). NAF underwrites and finances installment contracts generated by third party financial institutions and automobile dealerships in several locations in the United States. These contracts are serviced by Milco Loan Servicing, a wholly-owned subsidiary of the Company acquired in October of 1996. NAF targets certain borrowers with limited credit histories, lower incomes or past credit problems. ETA purchases certain education loans originated by various proprietary training schools, generally at substantial discounts from face value.

On January 9, 1997, FirstCity executed a letter of intent to merge with Harbor Financial Group, Inc. ("Harbor"). FirstCity proposes to issue up to 1,600,000 shares of common stock in exchange for 100% of Harbor's outstanding capital stock. Harbor originates and services residential loans, home improvement loans and commercial mortgages. Harbor has approximately $11 million in equity, assets of over $200 million and 625 employees. The transaction is subject to the execution of a definitive merger agreement, approval of both companies' shareholders, and various regulatory approvals.

Formation of the Company. The Company was formed July 3, 1995 by the merger (the "Merger") of J-Hawk, which was engaged in the asset acquisition, management and resolution business, with and into First City Bancorporation of Texas, Inc. ("FCBOT"), a former bank holding company which had been engaged in a proceeding under Chapter 11 of the Bankruptcy Code since November 1992, following the closure of its banks by regulatory agencies.

As a result of the Merger, the former holders of common stock of J-Hawk received, in the aggregate, approximately 49.9% of the Company's outstanding common stock in exchange for their shares of J-Hawk common stock and approximately 50.1% of the Company's outstanding common stock was distributed among former security holders of FCBOT. The Company also issued, to certain former security holders of FCBOT, senior subordinated notes (all of which have been redeemed), special preferred stock and warrants, and all of the debt and equity securities of FCBOT outstanding immediately prior to the consummation of the Merger were canceled.

Pursuant to the Joint Plan of Reorganization, substantially all of the legal and beneficial interest in the assets of FCBOT, other than $20 million in cash, were transferred to the newly-formed Trust, or to subsidiaries of the Trust. Such assets will be liquidated over the life of the Trust pursuant to the terms thereof. FirstCity, as the sole holder of the Class "A" Certificate under the Trust, will receive from the Trust amounts sufficient to pay certain expenses and its obligations under the 9% senior subordinated notes and the special preferred stock. Any amounts in excess of such sums shall be paid to certain of the former security holders of FCBOT pursuant to the terms of the Class "B" and Class "C" certificates of beneficial interests in the Trust. The liquidation of the assets transferred to the Trust will be managed by FirstCity pursuant to an Investment Management Agreement between the Trust and FirstCity. Subsequent to 1996, FirstCity and the Trust entered into a tentative agreement which proposes the dissolution of the Investment Management Agreement, whereby FirstCity will receive approximately $6.8 million as a result of the dissolution.

After giving effect to certain transactions consummated by J-Hawk and FCBOT immediately prior to the Merger, upon the Merger, the assets of the Company substantially consisted of J-Hawk's interests in the acquisition partnerships, all of J-Hawk's leasehold improvements and equipment, $20 million in cash from FCBOT and the Class "A" Certificate issued by the Trust, which acquired substantially all of FCBOT's other assets upon the Merger.

As a result of the structure of the Merger and certain related transactions, the Company believes that at the merger date approximately $600 million of net operating loss carry forwards ("NOLs") were available to offset future taxable earnings of the Company, although there can be no assurances that the availability of such NOLs will not be successfully challenged by the IRS.

Prior to the Merger, the securities of FCBOT were publicly traded and FCBOT was a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Following the Merger, the Company continued to be a reporting company under the Exchange Act with its securities publicly traded. In November 1995, the common stock and special preferred stock were approved for quotation on the Nasdaq National Market.

Employees

FirstCity had 183 employees as of December 31, 1996. No employee is a member of a labor union or party to a collective bargaining agreement. The Company believes that its employee relations are generally good.

Executive Officers of the Registrant

James R. Hawkins, 61, has been Chairman of the Board and Chief Executive Officer of FirstCity since July 3, 1995, and of J-Hawk since 1976.

James T. Sartain, 48, has been President and Chief Operating Officer of FirstCity since July 3, 1995, and of J-Hawk since 1988.

Rick R. Hagelstein, 50, has been Executive Vice President and Managing Director of FirstCity since November 1996. Prior thereto, Mr. Hagelstein served as Executive Vice President and Chief Credit Officer of FirstCity since July 3, 1995, and of J-Hawk since 1990. From 1988 to 1990, Mr. Hagelstein was Executive Vice President of ASK Corporation, a manufacturer of solar energy devices.

Matt A. Landry, Jr., 54, has been Executive Vice President, Senior Financial Officer and Managing Director, Mergers and Acquisitions since November 1996. Prior thereto, Mr. Landry served as Executive Vice President and Chief Financial Officer of FirstCity since July 3, 1995, and of J-Hawk since 1992. From 1988 to 1992, Mr. Landry was President and Chief Operating Officer and a Director of AmWest Savings Association, a savings and loan association.

Terry R. DeWitt, 39, has been Senior Vice President responsible for Due Diligence and Investment Evaluation of FirstCity since July 3, 1995, and of J-Hawk since 1992. From 1991 to 1992, Mr. DeWitt was Senior Vice President of the First National Bank of Central Texas, a national banking association, and from 1989 to 1991, he was President of the First National Bank of Goldthwaite, a national banking association.

Steve Fillip, 45, has been Senior Vice President and Chief Credit Officer since November 1996 and Senior Vice President of FirstCity since July 3, 1995, and of J-Hawk since 1991. From 1989 to 1991, Mr. Fillip was Executive Vice President and Chief Credit Officer of BancOne, Texas, N.A. (Waco), a national banking association.

Joe S. Greak, 48, has been Senior Vice President, Tax Director and Secretary of FirstCity since July 3, 1995, and has been the Tax Manager of FCBOT since 1993. From 1992 to 1993, Mr. Greak was the Tax Manager of New First City - Houston, N.A. Prior thereto, he was Senior Vice President and Tax Director of First City, Texas - Houston, N.A.

James C. Holmes, 40, has been Senior Vice President and Manager of Finance, Budget and Information

Services of FirstCity since July 3, 1995, and of J-Hawk since 1991. From 1988 to 1991, Mr. Holmes was a Vice President of MBank, Waco, a national banking association.

Kathy McNair, 47, has been Senior Vice President of FirstCity since July 3, 1995, and of J-Hawk since 1992. Ms. McNair is currently Manager of Credit Administration of FirstCity; prior thereto, she was Credit Administration Manager of a wholly owned subsidiary of J-Hawk. From 1990 to 1992, Ms. McNair was a Vice President of Investors Savings Bank, a savings and loan association, and from 1988 to 1990, Ms. McNair was a Vice President of Old Kent Bank Southwest, a state chartered bank.

Gary H. Miller, 37, has been Senior Vice President and Chief Financial Officer since November 1996. Prior thereto, Mr. Miller served as Senior Vice President and Controller of FirstCity since July 3, 1995, and of J-Hawk since 1994. From 1990 to 1994, Mr. Miller was a senior manager of Jaynes, Reitmeier, Boyd & Therrell, P.C., an independent public accounting firm. From 1988 to 1990, Mr. Miller was a Vice President of NCNB Texas National Bank, a national banking association.

Jim W. Moore, 46, has been Senior Vice President and Manager of Subsidiary Activities since November 1996. Prior thereto, Mr. Moore served as Senior Vice President and Manager of Assets of FirstCity since July 3, 1995, and of J-Hawk since 1992. From 1990 to 1992, Mr. Moore was a management consultant for MBank, Waco, a national banking association, and from 1988 to 1990, Mr. Moore was President and a Director of Central Texas Savings and Loan, a savings and loan association.

Competition.

The Company's competition varies by geographic location and type of asset being purchased. Generally, competition within each of the markets in which the Company competes is fragmented with national, regional and local competitors, none of which dominates a particular market. The Company's competitors include investment partnerships created for the primary purpose of acquiring distressed assets, commercial banks, investment banks, public and private financial services companies generally similar to the Company and various other legal entities. Certain of the Company's competitors are larger, have greater financial resources than the Company or have lower required financial rates of return on investments than the Company.

Item 2.  Properties.

FirstCity maintains offices in Waco, Irving, Richardson, and Houston, TX, Irvine, CA, Philadelphia, PA, Richmond, VA, Hartford, CT, Fort Wayne, IN and Franklin, MA. FirstCity leases all its offices, and other than its current headquarters in Waco, Texas, considers all its offices to be temporary. FirstCity leases its current headquarters building from a related party under a noncancellable operating lease which expires December 2001. All leases of the other offices of FirstCity expire prior to March, 2000.

Item 3.  Legal Proceedings.

Periodically, FirstCity and the acquisition partnerships are parties to or otherwise involved in legal proceedings arising in the normal course of business. FirstCity does not believe that there is any proceeding threatened or pending against it or the acquisition partnerships which, if determined adversely, would have a material adverse effect on the financial position, results of operations or liquidity of FirstCity or the acquisition partnerships.

Item 4. Submission of Matters to a Vote of Security - Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

FirstCity's common (FCFC) and special preferred (FCFCP) shares were listed on the Nasdaq National Market System effective November 3, 1995, and were traded over the counter beginning July 3, 1995. The number of common stockholders of record on December 31, 1996, was approximately 650. High and low stock prices and dividends in 1996 and 1995 are displayed in the following table:

                                          1996              1996 Cash             1995
         Quarter Ended                 Market Price         Dividends         Market Price
                                 ----------------------                  --------------------
Common Stock:                       High           Low        Paid         High          Low
     March 31................     $ 22.88        $ 18.25   $      -    $    -         $    -
     June 30.................       29.00          18.75          -         -              -
     September 30 (1)........       29.50          24.63          -      18.50         12.00
     December 31.............       31.88          27.75          -      22.38         15.13
Special Preferred Stock:
     March 31................    $  24.75        $ 23.13   $      -    $    -         $    -
     June 30.................       25.75          24.13          -         -              -
     September 30 (1)........       26.50          25.31          -      22.38         19.75
     December 31.............       26.50          22.00    3.92 (2)     23.83         21.31
---------------------------------------------------------------------------------------------

(1) Beginning July 3, 1995, the date of the Merger.
(2)  Accrued dividend from July 3, 1995 through September 30, 1996.

Prior to the Merger of J-Hawk and FCBOT on July 3, 1995, FCBOT's common stock
(FBT) was traded over the counter. High and low stock prices for 1995 are displayed in the following table:

-------------------------------------------------------------------------------------------------
                                                                              1995
                                                                              ----
                                                                           Market Price
Stock Prices                                                               ------------
Quarter Ended                                                          High            Low
-------------------------------------------------------------------------------------------------

March 31......................................................         $0.87          $0.25
June 30.......................................................          0.75           0.37
September 30 (1)..............................................          0.63           0.25
-------------------------------------------------------------------------------------------------

(1) Through July 3, 1995, the date of the Merger.

Certain information concerning the common stock of FirstCity is included elsewhere herein under the heading "Management's Discussion and Analysis - Common and Preferred Stock Data," and under Notes 2 and 7 to the Consolidated Financial Statements, included elsewhere herein.

Item 6.  Selected Financial Data.

Selected Financial Data is presented elsewhere herein under the heading "Selected Financial Data" in

Item 8 - Financial Statements and Supplementary Data. The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report and with the related Consolidated Financial Statements and Notes thereto under Item 8 of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net earnings for FirstCity Financial Corporation ("FirstCity" or the "Company") were $35.4 million in 1996. After dividends on special preferred stock, earnings attributable to common equity were $27.7 million. These results include $14.6 million associated with the initial revaluation of tax benefits in the second quarter of 1996. Net of tax benefits from this initial revaluation, 1996 earnings were $13.1 million, compared to $10.9 million in 1995. Per share earnings were $5.63 ($2.66 excluding the previously mentioned deferred tax benefit), versus $2.98 per share in 1995.

Earnings for 1996 were significantly increased by the recognition of certain tax benefits resulting from the Company's reassessment of its valuation allowance (reserve) related to its net operating loss carry forward ("NOL") asset. Realization of the asset is dependent upon generating sufficient taxable earnings to utilize the NOL. Although realization is not assured, management believes it is more likely than not that FirstCity will generate sufficient taxable income in future periods to utilize the tax benefit recognized. Prior to the second quarter of 1996, the deferred tax asset resulting from the Company's NOL was entirely offset by this valuation reserve. In the second quarter of 1996, the valuation reserve was reduced based on estimates of future income. The amount of tax benefits recognized will be adjusted in future periods should the estimates of future taxable income change. To the extent that there are changes in the estimated reserve, net earnings will be impacted accordingly.

FirstCity's asset acquisition business remained strong in 1996 with the Company investing in excess of $200 million in asset purchases for the fourth consecutive year. Major acquisitions included:

   -     A $92 million portfolio purchased from a major banking organization.
   -     A $28 million portfolio of automobile finance receivables.
   - A $44 million portfolio purchased in France, marking the commencement of FirstCity's international investment activities.
   -     A $23 million real-estate portfolio.

In May 1996, FirstCity initiated its sub-prime auto finance lending activity through the acquisition of National Auto Funding Corporation and NAF Auto Loan Trust (collectively, "NAF"), Irving, Texas. NAF owned $33.6 million of loans at year-end, including $17.6 million originated in 1996. FirstCity augmented the allowance for loan losses associated with the NAF portfolio by providing a $2 million provision during 1996.

The results for 1996 reflect $2 million of servicing fees which the Company recognized in conjunction with the $75 million securitization of acquisition partnership performing loans completed in August. The securitization facilitated a refinancing of a majority of the debt of the acquisition partnerships that was completed in September. This refinancing resulted in a $7 million equity distribution to FirstCity as well as a reduction in the overall cost of funds for the acquisition partnerships.

During 1996, FirstCity redeemed all $106.7 million of senior subordinated notes issued in conjunction with the Merger, reducing the Class A Certificate of the FirstCity Liquidating Trust by a like amount.

On January 9, 1997, FirstCity executed a letter of intent to merge with Harbor Financial Group, Inc. ("Harbor"), a mortgage bank headquartered in Houston, Texas. FirstCity proposes to issue up to 1,600,000 shares of common stock in exchange for 100% of Harbor's outstanding capital stock. Harbor originates and services conventional and niche residential loans, home improvement loans and commercial mortgages. Harbor has approximately $11 million in equity, assets of over $200 million and 625 employees. The transaction is subject to the execution of a definitive merger agreement, approval of both companies' shareholders, and various regulatory approvals.

On July 3, 1995, FirstCity was formed by the merger of J-Hawk Corporation ("J-Hawk") and First City Bancorporation of Texas, Inc. ("FCBOT"). For accounting purposes, the merger transaction was treated as an acquisition of FCBOT by J-Hawk. Accordingly, financial information prior to the merger date reflects the historical financial position and results of operations of J-Hawk.

                              RESULTS OF OPERATIONS
       The following table summarizes FirstCity's performance since 1994.

                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS
==============================================================================================================================

                                                                                        Year ended December 31,
                                                                      --------------------------------------------------------
          (Amounts in thousands, except per share data)                    1996                 1995                1994
                                                                      ---------------      ---------------     ---------------

Income:
Net gain on purchased asset pools................................   $          19,510    $          11,984    $          7,636
Servicing fees...................................................              12,456               10,903               8,080
Interest income on Class "A"  Certificate........................              11,601                8,597                   -
Other interest income............................................               7,707                1,572                  69
Rental income on purchased real estate pools ....................               3,033                1,277                   -
Other income.....................................................               1,037                1,356                 921
                                                                      ---------------      ---------------     ---------------
                            Subtotal                                           55,344               35,689              16,706
                                                                      ---------------      ---------------     ---------------
Expenses:
Interest on senior subordinated notes payable....................               3,892                4,721                   -
Interest on other notes payable..................................               9,980                4,284               1,812
Provision for loan losses........................................               2,029                    -                   -
Salaries and benefits............................................              10,822                8,094               7,252
Amortization.....................................................               3,113                1,534                   -
Travel...........................................................               1,372                  797               1,007
Occupancy........................................................               2,433                1,336               1,289
Legal and accounting.............................................               2,323                  400               1,212
Other general and administrative expense.........................               6,113                2,688               2,483
                                                                      ---------------      ---------------     ---------------
                            Subtotal                                           42,077               23,854              15,055
                                                                      ---------------      ---------------     ---------------
Equity earnings of acquisition partnerships......................               6,125                3,834               7,497
                                                                      ---------------      ---------------     ---------------
Earnings before income taxes.....................................              19,392               15,669               9,148
                                                                      ---------------      ---------------     ---------------





Provision (benefit) for income taxes.............................            (16,013)                  936               3,121
                                                                      ---------------      ---------------     ---------------
Net earnings.....................................................   $          35,405    $          14,733    $          6,027
                                                                      ===============      ===============     ===============
Special preferred dividends......................................               7,709                3,876                   -
                                                                      ---------------      ---------------     ---------------
Net earnings to common...........................................   $          27,696    $          10,857    $          6,027
                                                                      ===============      ===============     ===============
Net earnings per share...........................................   $            5.63    $            2.98    $           2.37
                                                                      ===============      ===============     ===============
Average shares outstanding.......................................               4,923                3,642               2,544
                                                                      ===============      ===============     ===============
Return on average equity ........................................               45.9%                34.5%               33.7%
==============================================================================================================================

The following table analyzes the composition of FirstCity's major revenue sources:

                           ANALYSIS OF REVENUE SOURCES
-----------------------------------------------------------------------------------------------------------------
                                                                            Year ended December 31,
                                                              ---------------------------------------------------
                  (Dollars in thousands)                           1996              1995              1994
                                                              --------------     -------------    ---------------
RESULTS DERIVED FROM PURCHASED OR
     ORIGINATED ASSET POOLS
------------------------------------------------
NON-PERFORMING ASSET POOLS:
     Asset portfolios purchased                              $        33,151    $      111,561     $       27,869
     $ collected                                                      70,940            44,760             18,341
     Net gain on collections                                          19,510            11,984              7,636
     Profit margin on purchased asset pools                           27.50%            26.77%             41.63%
PERFORMING ASSET POOLS:
     Asset portfolios purchased                              $        25,525    $            -      $           -
     Loans originated                                                 18,146                 -                  -
     Interest income                                                   6,178                 -                  -

SERVICE FEE REVENUES
------------------------------------------------
ACQUISITION PARTNERSHIPS
     $ collected                                             $       174,012    $      188,934      $     206,627
     Service fee revenue                                               6,468             6,834              7,940
     Average service fee %                                             3.72%             3.62%              3.84%

TRUST
     $ collected:
         FDIC receivable                                     $        35,316    $       30,000      $           -
         Other trust assets                                          123,007            77,371                  -
     Service fee revenue                                               4,241             3,110                  -
     Average service fee %                                             2.68%             2.90%                  -

OTHER AFFILIATED ENTITIES
     $ collected                                             $        28,636    $       18,218      $       3,741
     Service fee revenue                                               1,747               959                140
     Average service fee %                                             6.10%             5.26%              3.74%

TOTAL SERVICE FEES
     $ collected                                             $       360,971    $      314,523      $     210,368
     Service fee revenue                                              12,456            10,903              8,080
     Average service fee %                                             3.45%             3.47%              3.84%

               EQUITY EARNINGS IN
            ACQUISITION PARTNERSHIPS
------------------------------------------------
Asset portfolios purchased                                   $       146,848    $      101,626      $     202,761
Average FirstCity investment                                          25,784            14,429             15,180
Equity earnings in investments                                         6,125             3,834              7,497
-----------------------------------------------------------------------------------------------------------------

The following table analyzes operations of FirstCity's acquisition partnerships:

                      ANALYSIS OF ACQUISITION PARTNERSHIPS
--------------------------------------------------------------------------------------------------------------
                                                                          Year ended December 31,
                                                             -------------------------------------------------
                  (Dollars in thousands)                          1996              1995             1994
                                                             ---------------   --------------   --------------

GAINS ON DISPOSITION OF ASSET POOLS
     Gross collections                                      $        174,012 $        188,934  $       206,627
     Cost of collections                                             134,507          137,564          143,188
                                                             ---------------   --------------   --------------
     Total gain on disposition of asset pools               $         39,505 $         51,370  $        63,439
                                                             ===============   ==============   ==============
     Variance from previous year due to:
         Collection levels                                  $        (4,057) $        (5,432)  $        30,187
         Gross profit margins                                        (8,477)          (7,258)          (3,567)
         Mix                                                             669              621          (2,724)
                                                             ---------------   --------------   --------------
     Total variance from previous year                      $       (11,865) $       (12,069)  $        23,896
                                                             ===============   ==============   ==============

INTEREST INCOME
     Performing asset pools                                 $          7,870 $              -  $             -
     Other                                                               862                -                -

COST OF BORROWING
     Interest expense                                       $         22,065 $         26,482  $        22,544
     Average borrowings                                              188,231          223,028          204,863
     Average rate                                                     11.72%           11.87%           11.00%

OTHER EXPENSES
     Service fee expense                                    $          6,809 $          6,834  $         7,940
     Legal                                                             2,266            2,109            3,864
     Property protection                                               5,712            3,797            6,523
     Other                                                               693            2,606            3,342
                                                             ---------------   --------------   --------------
     Total other expenses                                   $         15,480 $         15,346  $        21,669
                                                             ===============   ==============   ==============
NET INCOME                                                  $         10,692 $          9,542  $        19,226
                                                             ===============   ==============   ==============

--------------------------------------------------------------------------------------------------------------


                              1996 COMPARED TO 1995

Net earnings for 1996 were $35.4 million, including a $14.6 million deferred tax benefit, compared to $14.7 million in 1995. Net earnings to common shareholders in 1996 were $27.7 million ($13.1 million excluding the tax benefit) up $16.8 million or 155% from $10.9 million in 1995. On a per share basis, earnings attributable to common equity were $5.63 ($2.66 excluding the tax benefit) for 1996 compared to $2.98 per share for 1995, an 89% increase.

                                               NET GAIN ON PURCHASED ASSET POOLS
The net gain on purchased asset pools increased 63% to $19.5 million in 1996 from $12.0 million in 1995. The average investment in purchased asset pools in 1996 of $104.2 million exceeded the average investment levels for such period in 1995 of $47.0 million, with the resulting gain on disposition of purchased asset pools higher in 1996 due to increased levels of collections on larger asset pools. In the second quarter of 1995, gains of approximately $3 million resulted from a sale of approximately $12 million in loans to a partnership owned by certain executive officers of J-Hawk, as a part of the spin off transaction completed in conjunction with the Merger. The profit margin on collections in 1996 was 28% as compared to 27% in 1995.

                                                                  SERVICING FEES
Servicing fees grew to $12.5 million in 1996 from $10.9 million in 1995, an increase of 14%. In connection with the $75 million securitization of performing loans from the acquisition partnerships completed in August 1996, FirstCity recognized $2.0 million of servicing fees, which fees represented revenues that would have been realized both historically and in the future from liquidations of the securitized assets. Excluding fees from collection of Trust assets, servicing fees increased $.4 million from 1995. Subsequent to 1996, FirstCity and the Trust entered into a tentative agreement which proposes the dissolution of the Investment Management Agreement (asset servicing agreement between FirstCity and the Trust), whereby FirstCity will receive approximately $6.8 million as a result of the dissolution.

                                                     INTEREST INCOME AND EXPENSE
Interest income on the Trust Class A Certificate was recorded for only the two post merger quarters in 1995 and all four quarters of 1996. Interest income on the Trust Class A Certificate represents reimbursement to FirstCity (by the Trust) of interest expense of $3.9 million on the senior subordinated notes (all of which were redeemed by July, 1996) and accrual of dividends of $7.7 million on special preferred stock. The Company realized other interest income primarily from performing loans acquired beginning in the third quarter of 1995. Interest expense on other notes payable rose in proportion to higher volumes of debt associated with the purchase of asset pools and equity interest in acquisition partnerships and operating subsidiaries.

                                                        OTHER INCOME AND EXPENSE
Rental income on purchased real estate pools resulted from a third quarter 1995 acquisition of a pool consisting entirely of real estate assets. On this and other real estate purchases, the net operating income derived from such assets is recognized as other income, while gains on sales are recognized upon disposition of the asset. FirstCity augmented the allowance for loan losses associated with the NAF portfolio by providing a $2.0 million provision in 1996.

                                              GENERAL AND ADMINISTRATIVE EXPENSE
Salaries and benefits, amortization and other general and administrative expenses (including travel, legal and accounting fees, occupancy and other expenses) increased $11.3 million, reflecting higher costs since acquiring Diversified in 1995, increased property expenses and amortization of goodwill and servicing rights in 1996 (such expenses were incurred only in a portion of 1995). Also, other general and administrative expenses in 1995 included a recovery of $.7 million of prior year expenses related to the Merger (which expenses were reimbursed by FCBOT).

                                  EQUITY IN EARNINGS OF ACQUISITION PARTNERSHIPS
Equity in earnings of acquisition partnerships in 1996 increased $2.3 million from 1995, partially as a result of the securitization and refinancing described above. Collections in the acquisition partnerships decreased $14.9 million, or 7.9%, and caused a decrease in gross profit of $4.1 million. Lower gross profit margins reduced earnings by $8.5 million. However, this decrease was more than offset by interest income on newly-acquired performing asset pools ($7.9 million) and a more favorable method of income allocation and a lower cost of funding on certain new partnerships.

                                                                    INCOME TAXES
Federal income taxes are provided at a 35% rate applied to taxable income. The Company believes NOLs are available to it after July 3, 1995, and are recognized as an offset to the provision in the period during which the benefit is realized. A deferred tax benefit of $14.6 million was recorded in the second quarter of 1996, and an additional $1.9 million was recorded in the fourth quarter. Realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carry forward period change.

                              1995 COMPARED TO 1994

Net earnings in 1995 were $14.7 million, up 144% from $6.0 million in 1994. Net earnings to common shareholders in 1995 were $10.9 million, up 80% from $6.0 million in 1994. On a per share basis, earnings attributable to common equity were $2.98 for 1995 compared to $2.37 per share for 1994, a 26% increase.

                                               NET GAIN ON PURCHASED ASSET POOLS
The net gain on purchased asset pools increased 57% to $12.0 million in 1995 from $7.6 million in 1994. The 1995 gain includes approximately $3 million from the sale of $12 million in loans to a partnership owned by certain executive officers of J-Hawk, as part of the spin off transaction completed in conjunction with the merger. Even with the spin off of $12 million in asset pools in connection with the merger in June 1995, the average investment in purchased asset pools in 1995 of $47.0 million exceeded the average investment levels for 1994 of $16.7 million, with the resulting gain on disposition of purchased asset pools higher in 1995 due to increased levels of collections on larger asset pools. The profit margin on collections in 1995 was 26.77% as compared to 41.63% in 1994.

                                                                  SERVICING FEES
Servicing fees grew to $10.9 million in 1995 from $8.1 million in 1994, an increase of 35%. Excluding $3.1 million in fees from collection of Trust assets, servicing fees were relatively flat as compared with 1994 because of similar collection levels achieved in the remaining serviced asset pools.

                                                     INTEREST INCOME AND EXPENSE
As a result of the merger, interest income on the Class A Certificate was recorded in 1995, representing reimbursement to FirstCity (by the Trust) of interest expense of $4.7 million on the senior subordinated notes and accrual of dividends of $3.9 million on special preferred stock. Other interest income resulted primarily from loans acquired in the Diversified transaction. Interest expense on other notes payable rose in proportion to higher volumes of debt associated with purchased asset pools owned by the Company.

                                                                    OTHER INCOME
Rental income on purchased real estate pools resulted from a 1995 acquisition of a pool consisting entirely of real estate assets. For such assets, rental income and expenses are recognized when earned and incurred, respectively.


                                              GENERAL AND ADMINISTRATIVE EXPENSE
Salaries and benefits, amortization and other general and administrative expenses (including travel, legal and accounting fees, occupancy and other expenses) increased 12%, reflecting higher staffing costs since acquiring Diversified and amortization of goodwill and servicing rights in 1995 (none in 1994).

                                  EQUITY IN EARNINGS OF ACQUISITION PARTNERSHIPS
Equity earnings of acquisition partnerships in 1995 decreased $3.7 million from 1994. Collections in the acquisition partnerships decreased $18 million, or 9%, and caused a reduction in gross profit of $5.4 million. The gross profit margin declined 3.5% from 30.7% in 1994 to 27.2% in 1995 and reduced gross profit by $7.3 million. This reduction in gross profit margin is due to collections from lower profit margin pools that comprised a larger percentage of overall collections of acquisition partnerships in 1995 as compared to 1994. These lower profit margin pools are pools acquired more recently and have lower margins as a result of the purchase of higher quality assets and increased competition for the purchases of such pools.

                                                            FEDERAL INCOME TAXES
Federal income taxes are provided at 35% of taxable income in 1995. FirstCity believes net operating loss carry forwards are available to FirstCity after July 3, 1995, and are recognized as an offset to the provision in the period during which the benefit is realized.

                         LIQUIDITY AND CAPITAL RESOURCES

The following table analyzes the components of portfolio and corporate debt, capital positions at the Company and in the acquisition partnerships and associated leverage ratios of FirstCity and the acquisition partnerships:


                      ANALYSIS OF COMBINED DEBT AND EQUITY
------------------------------------------------------------------------------------------------------------

                                    (Dollars in thousands)                    1996             1995
                                                                              ----             ----
AVERAGE DEBT OUTSTANDING:
     Borrowing by acquisition partnerships, non-recourse              $     188,231      $    223,028
     Borrowings secured by purchased asset pools, non-recourse               58,898            36,348
     Borrowings secured by automobile receivables, non-recourse              14,885                 -
     Senior subordinated notes, with recourse                                43,288            52,614
     Other secured corporate borrowings, with recourse                       26,773             3,851
                                                                           --------         ---------
     Total average debt outstanding                                   $     332,075      $    315,841

COMBINED EQUITY AT YEAR END:
     FirstCity Financial Corporation                                  $      74,213      $     46,251
     Minority interest in
           acquisition partnerships                                          18,447            20,462
                                                                           --------         ---------
     Total equity                                                     $      92,660      $     66,713






                      ANALYSIS OF COMBINED DEBT AND EQUITY
------------------------------------------------------------------------------------------------------------

                                    (Dollars in thousands)                        1996               1995
                                                                                  ----               ----
LEVERAGE RATIOS:
     Average debt to combined equity                                             3.58:1             4.73:1
     Average debt (excluding senior
           subordinated debt) to combined equity                                 3.12:1             3.95:1

AVERAGE COST OF FUNDS:
     Borrowing by acquisition partnerships, non-recourse                           11.7%             11.9%
     Borrowings secured by purchased asset pools, non-recourse                     10.0              10.8
     Borrowings secured by automobile receivables, non-recourse                     8.5                 -
     Senior subordinated notes, with recourse                                       9.0               9.0
     Other secured corporate borrowings, with recourse                             10.1               9.2
---------------------------------------------------------------------------------------------------------


Generally, the liquidity needs of FirstCity are for operations, payment of debt, equity for acquisitions of purchased asset pools, investments in and advances to acquisition partnerships and other investments by the Company. The sources of liquidity are funds generated from operations, distributions from the Trust to the Company as the sole holder of the Trust Class A Certificate, equity distributions from acquisition partnerships and short term borrowings from revolving lines of credit and other specific purpose short term borrowings.

FirstCity contributed equity to acquisition partnerships totaling $30.7 million to facilitate the purchase of $146.8 million in portfolios of assets during 1996 and also acquired $58.7 million in purchased asset pools. In 1996, FirstCity borrowed $35 million and repaid $21 million under a credit facility provided by Cargill, increasing the balance under that facility to $19.4 million at year end. Such facility matures on June 30, 1997, and is secured by substantially all of the unencumbered equity interest in subsidiaries and acquisition partnerships and certain other assets of the Company.

In 1996, NAF borrowed $25 million under a $50 million Warehouse Credit Agreement with ContiTrade Services L.L.C. to purchase and originate auto loans through NAF. As the origination of auto loans increases, NAF can borrow under this facility and repay with the proceeds of securitizations. Increases in loan originations may require additional equity infusions into NAF to comply with the borrowing base terms of the Warehouse Credit Agreement.

On March 29, 1996, FirstCity redeemed early $53.3 million of its senior subordinated notes by means of a distribution from the Trust. During the second quarter of 1996, $1 million of notes held by the Trust were redeemed. On July 26, 1996, the remaining $52.3 million of notes were redeemed via another distribution from the Trust. In the fourth quarter of 1996, FirstCity paid (via Trust distribution) $9.6 million accrued dividends (through September 30, 1996) on special preferred stock. On January 15, 1997, FirstCity paid the accrued dividend of $1.9 million for the fourth quarter of 1996. Subsequent to December 31, 1996, the Company purchased approximately $6.4 million of special preferred stock with a distribution from the Trust. Each of these transactions resulted in a corresponding reduction in the Trust Class A Certificate.

In the future, FirstCity anticipates being able to raise capital through public debt or equity offerings, thus enhancing the investment and growth opportunities of the Company. The Company believes that these and other sources of liquidity, including refinancing the Cargill credit facility to the extent necessary, securitizations, and funding from senior lenders providing funding for acquisition partnership formation and direct portfolio and business acquisitions, should prove adequate to continue to fund the Company's contemplated investment activities. At December 31, 1996, total common equity was $74.2 million and is considered by management adequate to support the current capital requirements and planned growth of the Company.

COMMON AND PREFERRED STOCK DATA

FirstCity's common (FCFC) and special preferred (FCFCP) shares were listed on the Nasdaq National Market System effective November 3, 1995, and were traded over the counter beginning July 3, 1995. The number of common stockholders of record on December 31, 1996, was approximately 650. High and low stock prices and dividends in 1996 and 1995 are displayed in the following table:

--------------------------------------------------------------------------------------------------------------------
                                                   1996                  1996 Cash                  1995
                      Quarter Ended            Market Price              Dividends               Market Price
                                        ---------------------------                       ------------------------
Common Stock:                             High                Low           Paid            High              Low
     March 31......................     $ 22.88            $ 18.25      $   -             $    -          $     -
     June 30.......................       29.00              18.75          -                  -                -
     September 30 (1)..............       29.50              24.63          -               18.50           12.00
     December 31...................       31.88              27.75          -               22.38           15.13
Special Preferred Stock:
     March 31......................    $  24.75            $ 23.13      $   -             $    -          $     -
     June 30.......................       25.75              24.13          -                  -                -
     September 30 (1)..............       26.50              25.31          -               22.38           19.75
     December 31...................       26.50              22.00       3.92 (2)           23.83           21.31
--------------------------------------------------------------------------------------------------------------------

(1) Beginning July 3, 1995, the date of the Merger.
(2) Accrued dividend from July 3, 1995 through September 30, 1996.


The Company believes that the best use of its available cash is investment in purchased asset pools, acquisition partnerships or other investment opportunities; therefore, no dividends have been paid on common stock and none are expected to be paid in the foreseeable future. A dividend of $.7875 per share on special preferred stock for the fourth quarter of 1996 was paid on January 15, 1997.

FOURTH QUARTER

Net earnings for the fourth quarter of 1996 were $7.0 million, including a $1.9 million deferred tax benefit. After dividends on the Company's special preferred stock, earnings attributable to common equity were $5.1 million, or $1.03 per share. These results represent an annualized return on average equity of 28.3%. Earnings for the fourth quarter of 1995 were $5.6 million. After dividends on the Company's special preferred stock, earnings attributable to common equity were $3.7 million in 1995, or $.75 per share, representing 33.1% annualized return on average equity. The following table presents a summary of operations for the fourth quarters of 1996 and 1995.
                                       20


--------------------------------------------------------------------------------
                  Condensed Consolidated Summary of Operations
--------------------------------------------------------------------------------


                                                                           1996          1995
                                                                          Fourth        Fourth
           (Dollars in thousands, except per share data)                  Quarter       Quarter
                                                                          -------       -------
Income                                                                 $    13,644    $   16,639
Expenses                                                                    10,656        12,694
Equity earnings of acquisition partnerships                                  1,872         1,665
                                                                         ---------     ---------
Earnings before income taxes                                                 4,860         5,610
Provision (benefit) for income taxes                                       (2,142)             -
                                                                         ---------     ---------
Net earnings                                                           $     7,002    $    5,610
                                                                         =========     =========
Special preferred dividends                                                  1,937         1,938
                                                                         ---------     ---------
Net earnings to common                                                 $     5,065    $    3,672
                                                                         =========      ========
Net earnings per share                                                 $      1.03    $     0.75

--------------------------------------------------------------------------------

The reductions in income and expenses from the fourth quarter of 1995 to that of 1996 were caused primarily by the absence of $2.4 million of interest on senior subordinated notes ( and corresponding interest income on Class "A" Certificate) that were redeemed earlier in 1996. Equity in earnings of acquisition partnerships was relatively flat. A deferred tax benefit of $1.9 million was recognized in the fourth quarter of 1996.

EFFECT OF NEW ACCOUNTING STANDARDS

Effective January 1, 1996, FirstCity adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and No. 123, "Accounting for Stock-Based Compensation". Neither of these standards had a material impact on the financial condition or results of operations of FirstCity.

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management does not expect that the adoption of SFAS No. 125 will have a material impact on the Company's consolidated financial position, results of operations or liquidity.

RISK FACTORS

FirstCity's future results of operations are dependent upon a number of factors:
(1) differences between projected and actual cash flows of purchased asset pools, (2) continued availability of potential asset pool acquisitions, (3) availability of net operating loss carry forwards, (4) changes in interest rates, (5) continuation of current business affiliation with Cargill, (6) sources of financing and (7) general economic conditions.

DIFFERENCES BETWEEN PROJECTED AND ACTUAL CASH FLOWS OF PURCHASED ASSET POOLS. Many of the assumptions upon which the future collections in purchased asset pools are based are subject to significant uncertainties; some assumptions will inevitably be incorrect. Additionally, unanticipated events and circumstances may occur. There will always be differences between projected and actual results because of these unanticipated events and circumstances.

CONTINUED AVAILABILITY OF POTENTIAL ASSET POOL ACQUISITIONS. FirstCity believes that financial institutions and other lenders will continue to offer asset pools as a result of their continuing consolidation and investor and regulatory pressure to dispose of non-performing and under-performing assets. However, changes in the regulatory environment could cause the increased asset pool sales to decline in the future.

AVAILABILITY OF NET OPERATING LOSS CARRY FORWARDS. Although FirstCity believes that the net operating loss carry forwards are available to offset future taxable earnings of FirstCity, there is no authority governing many of the tax aspects of the Merger primarily because some determinations may be questions of fact. Additionally, no ruling has been obtained from the Internal Revenue Service regarding the availability of the net operating loss carry forwards to FirstCity, therefore there can be no assurances that the tax aspects of the Merger and the availability of the net operating loss carry forwards will not be challenged by the Internal Revenue Service.

CHANGES IN INTEREST RATES. Most of the indebtedness incurred by FirstCity and its acquisition partnerships is floating rate debt, the rates of which change when certain short term benchmark rates increase. If these benchmark rates increase beyond what FirstCity had originally projected, the profitability of FirstCity and the acquisition partnerships will be adversely affected.

CONTINUATION OF THE CURRENT BUSINESS AFFILIATION WITH CARGILL. FirstCity attributes a significant portion of its recent financial success to its affiliation with Cargill. Participation by Cargill in a transaction provides assurances to any potential seller of a portfolio of distressed assets that FirstCity will have the financial ability to consummate the targeted portfolio acquisition. In addition, FirstCity believes that Cargill's general reputation in the financial markets provides FirstCity with more opportunities to acquire portfolios than FirstCity would otherwise have acting alone. Discontinuation of this arrangement with Cargill could have a negative economic impact upon the continued results of operations of FirstCity.

SOURCES OF FINANCING. FirstCity's continued success in its distressed asset acquisition business is dependent upon the availability of senior debt financing for the acquisition partnerships. Although FirstCity continues to enjoy good relationships with its current lenders and to develop new sources of senior debt financing, there can be no assurances that these and other sources of senior debt financing will be available in the future.

GENERAL ECONOMIC CONDITIONS. When FirstCity acquires an asset pool, cash flows and sale prices are projected based upon the economic conditions then prevailing and projected in the United States and in the economic region in which the asset is situated. If such economic conditions substantially deteriorate, FirstCity's earnings from its then existing asset portfolios may be adversely affected, but additional opportunities to acquire new asset portfolios will be expected to be available.

             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                                    ------------
                    (Dollars in thousands, except per share data)            1996                 1995
----------------------------------------------------------------------------------------------------------

                             Assets
                             ------
Cash and cash equivalents........................................... $        11,441     $          8,370
Purchased asset pools and loan receivables, net.....................         107,637               95,939
Equity investments in and advances to acquisition
     partnerships...................................................          21,761               26,187
Class "A" Certificate of FirstCity Liquidating Trust................          53,617              162,245
Deferred tax benefit................................................          16,500                    -
Other assets, net...................................................          16,257               16,148
                                                                        ------------        -------------
          Total Assets.............................................. $       227,213     $        308,889
                                                                        ============        =============

   Liabilities, Special Preferred Stock and Shareholders' Equity
   -------------------------------------------------------------
Liabilities:
     Notes payable, secured......................................... $        91,924     $         85,518
     Senior subordinated notes payable..............................               -              106,690
     Notes payable to others........................................           4,747                8,988
     Other liabilities..............................................           2,712                5,887
                                                                        ------------        -------------
          Total Liabilities.........................................          99,383              207,083
                                                                        ------------        -------------
Commitments and contingencies.......................................               -                    -
Special preferred stock, including dividends of $1,938 and
     $3,876, respectively (nominal stated value of $21 per
     share; 2,500,000 shares authorized; 2,460,911 issued
     and outstanding)...............................................          53,617               55,555
Shareholders' equity:
     Optional preferred stock (par value $.01 per share;
          100,000,000 shares authorized; no shares issued or
          outstanding)..............................................               -                    -
     Common stock (par value $.01 per share; 100,000,000
          shares authorized; issued and outstanding: 4,932,360
          and 4,921,422 shares, respectively).......................               49                  49
     Paid in capital................................................           23,182              22,916
     Retained earnings..............................................           50,982              23,286
                                                                        -------------         -----------

          Total Shareholders' Equity................................           74,213              46,251
                                                                        -------------         -----------
          Total Liabilities, Special Preferred Stock and
               Shareholders' Equity................................. $        227,213     $       308,889
                                                                        =============         ===========

See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME




                                                              Year Ended December 31,
                                                  -------------------------------------------------
                   (Amounts in thousands,
                   except per share data)              1996              1995              1994
---------------------------------------------------------------------------------------------------
Proceeds from disposition and payments
     received on purchased asset pools........... $  70,940       $     44,760    $     18,341
Cost of purchased asset pools....................    51,430             32,776          10,705
                                                  ---------       ------------    ------------
     Net gain on purchased asset pools...........    19,510             11,984           7,636
Other income:
     Servicing fees..............................    12,456             10,903           8,080
     Interest income on Class "A"
          Certificate............................    11,601              8,597               -
     Other interest income.......................     7,707              1,572              69
     Rental income on purchased real estate
          pools..................................     3,033              1,277               -
     Other.......................................     1,037              1,356             921
                                                  ---------       ------------    ------------
                                                     55,344             35,689          16,706
                                                  ---------       ------------    ------------
Expenses:
     Interest on senior subordinated notes
          payable................................     3,892              4,721               -
     Interest on other notes payable.............     9,980              4,284           1,812
     Provision for loan losses...................     2,029                  -               -
     Salaries and benefits.......................    10,822              8,094           7,252
     Amortization................................     3,113              1,534               -
     Other general and administrative............    12,241              5,221           5,991
                                                  ---------       ------------    ------------
                                                     42,077             23,854          15,055
                                                  ---------       ------------    ------------

Equity in earnings of acquisition
     partnerships................................     6,125              3,834           7,497
                                                  ---------       ------------    ------------
     Earnings from operations before
          income taxes...........................    19,392             15,669           9,148

Provision (benefit) for income taxes.............  (16,013)                936           3,121
                                                  ---------       ------------    ------------

          Net earnings........................... $  35,405       $     14,733    $      6,027
                                                  =========       ============    ============
Special preferred dividends......................     7,709              3,876               -
                                                  ---------       ------------    ------------
Net earnings to common shareholders.............. $  27,696       $     10,857    $      6,027
                                                  =========       ============    ============
Net earnings per share........................... $    5.63       $       2.98    $       2.37
                                                  =========       ============    ============
Weighted average shares outstanding..............     4,923              3,642           2,544
                                                  =========       ============    ============


See accompanying notes to consolidated financial statements.



                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                             Total
                                              Common         Paid in        Retained      Shareholders'
              (Dollars in thousands)          Stock          Capital        Earnings         Equity
-------------------------------------------------------------------------------------------------------
Balances, January 1, 1994..............  $       787     $      1,812     $   12,541      $    15,140
Net earnings for 1994..................            -                -          6,027            6,027
Stock dividend (78,708 shares).........          787                -          (787)                -
                                          ----------      -----------      ---------       ----------

Balances, December 31, 1994............        1,574            1,812         17,781           21,167
Common stock issued (5,935
   shares).............................           59              720              -              779
Common stock retired (11,080
   shares).............................        (111)          (1,089)              -          (1,200)
Net assets spun off to Combined
   Financial Corporation...............            -                -        (5,352)          (5,352)
Merger with First City
   Bancorporation of Texas, Inc........      (1,473)           21,473              -           20,000
Net earnings for 1995..................            -                -         14,733           14,733
Preferred stock dividends..............            -                -        (3,876)          (3,876)
                                          ----------      -----------      ---------       ----------
Balances, December 31, 1995............           49           22,916         23,286           46,251
Exercise of warrants, options and
   employee stock purchase plan
   (10,938 shares).....................            -              266              -              266
Net earnings for 1996..................            -                -         35,405           35,405
Preferred stock dividends..............            -                -        (7,709)          (7,709)
                                          ----------      -----------      ---------       ----------

Balances, December 31, 1996............  $        49     $     23,182     $   50,982      $    74,213
                                          ==========      ===========      =========       ==========


See accompanying notes to consolidated financial statements.



                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Year Ended December 31,
                                                                         -----------------------------------------------

        (Dollars in thousands)                                                   1996            1995              1994
----------------------------------------------------------------------   ------------------------------------------------


Cash flows from operating activities:
      Net earnings.....................................................   $      35,405     $   14,733      $       6,027
      Adjustments to reconcile net earnings to net cash used
         in operating activities, net of effect of acquisitions:
            Cost of collections........................................          51,430         32,776             10,705
            Purchase of asset pools....................................        (77,964)       (42,727)           (27,869)
            Provision for loan losses..................................           2,029              -                  -
            Equity in earnings of acquisition partnerships.............         (6,125)        (3,834)            (7,497)
            Collections on performing asset pools......................          11,646          1,293                  -
            Deferred income tax expense (benefit)......................        (16,500)           (64)              1,481
            Depreciation and amortization..............................           4,047          1,886                299
            (Increase) decrease in other assets........................         (9,255)       (10,881)                270
            Increase (decrease) in other liabilities...................         (3,300)           (25)                278
                                                                            -----------       --------        -----------
            Net cash used in operating activities......................         (8,587)        (6,843)           (16,306)
                                                                            -----------       --------        -----------

Cash flows from investing activities, net of effect of
 acquisitions:
      Advances to acquisition partnerships and affiliates..............         (1,256)        (9,755)                  -
      Payments on advances to acquisition partnerships and
         affiliates....................................................           9,821            169                  -
      Acquisition of subsidiaries......................................           (302)        (7,753)                  -
      Principal and special preferred dividend payments on
         Class "A" Certificate.........................................         115,337              -                  -
      Property and equipment, net......................................         (1,026)        (1,385)              (435)
      Contributions to acquisition partnerships........................        (30,704)        (3,583)            (4,431)
      Distributions from acquisition partnerships......................          31,279          5,206             12,327
                                                                            -----------       --------        -----------
            Net cash provided by (used in) investing activities........         123,149       (17,101)              7,461
                                                                            -----------       --------        -----------

Cash flows from financing activities, net of effect of acquisitions:
      Borrowings under notes payable...................................         103,619         49,224             23,763
      Payments of notes payable .......................................       (100,039)       (40,726)           (11,888)
      Payment of senior subordinated notes payable ....................       (105,690)              -                  -
      Additions to notes payable to stockholders and officers..........               -          1,930              1,695
      Reduction of notes payable to stockholders and officers..........               -        (1,843)            (3,456)
      Capital contribution of First City Bancorporation of
         Texas, Inc....................................................               -         20,000                  -
      Proceeds from issuing common stock...............................             266            779                  -
      Dividends paid...................................................         (9,647)              -                  -
      Retirement of common stock.......................................               -        (1,200)                  -
                                                                            -----------       --------        -----------
            Net cash provided by (used in) financing activities........       (111,491)         28,164             10,114
                                                                            -----------       --------        -----------

Net increase in cash...................................................   $       3,071     $    4,220      $       1,269
Cash, beginning of year................................................           8,370          4,150              2,881
                                                                            -----------       --------        -----------

Cash, end of year......................................................   $      11,441     $    8,370      $       4,150
                                                                            ===========       ========        ===========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
         Interest......................................................   $      13,822     $    8,683      $       1,794
                                                                            ===========       ========        ===========
         Income taxes..................................................   $         116     $    1,000      $       4,690
                                                                            ===========       ========        ===========



See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994
                             (Dollars in thousands)

(1)  Summary of Significant Accounting Policies

              (a) Basis of Presentation

                  As more fully discussed in Note 2, on July 3, 1995, FirstCity Financial Corporation (the "Company" or "FirstCity") was formed by the merger of J-Hawk Corporation and First City Bancorporation of Texas, Inc. Historical financial statements prior to the merger date reflect the financial position and results of operations of J-Hawk Corporation.

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

              (b) Description of Business

                  The Company is a specialized financial services company which evaluates, acquires, manages, services and disposes of portfolios of performing loans, non-performing loans, other real estate and other financial assets (collectively, purchased asset pools). A significant amount of loans are secured by real estate located throughout the United States. The Company purchases these asset pools at substantial discounts from their original legal principal amounts from financial institutions, other lenders and regulatory agencies of the United States. Purchased asset pools are acquired in privately negotiated transactions, in sealed bid sales limited to a small number of invited participants, and in public sealed bid sales. Purchased asset pools are acquired on behalf of the Company or its wholly-owned subsidiaries, and on behalf of legally independent partnerships (acquisition partnerships) in which an affiliate of the Company is the general partner and the Company and other investors are limited partners.

                  The Company also services, manages and disposes of all of the assets it, its affiliated acquisition partnerships, or other related entities acquire. The Company services all such assets until they are collected or sold and does not manage assets for non-affiliated third parties; however, minimal servicing for non-affiliated third parties is provided. In the ordinary course of business, the Company sells assets to commercial banks, investment banks, finance companies and other investment partnerships. The Company has also expanded its business lines into certain sectors of the consumer finance business of originating and servicing niche consumer receivables.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

            (c) Principles of Consolidation

                The accompanying consolidated financial statements include the accounts of the Company. Investments in 20 percent to 50 percent owned affiliates are accounted for on the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

            (d) Cash Equivalents

                For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company, at December 31, 1996 and periodically throughout the year, has maintained balances in various operating and money market accounts in excess of federally insured limits.

            (e) Purchased Asset Pools and Loan Receivables

                The purchased asset pools and loan receivables consist of consumer loans, commercial and industrial loans, commercial real estate loans, multi-family residential loans, single family residential loans and various types of other real estate, all purchased at substantial discounts from their original legal principal amount or expected future sales price. Loans are considered performing if debt service payments are made in accordance with the original or restructured terms of the notes. At the acquisition date, the aggregate cost of the purchased asset pools and loan receivables is allocated to individual assets based on their relative values within the pool. Subsequent to acquisition, the purchased asset pools and loan receivables are periodically revalued and carried at the lower of cost or fair value. Any allowance to reduce cost to fair value on purchased asset pools and loan receivables is recorded as a provision for possible loss on the purchased asset pools and loan receivables during the period determined. No material allowances or provisions were required to adjust the carrying values of the purchased asset pools and loan receivables for any of the periods presented, other than sub-prime automobile finance receivables discussed below.

                Gross profit from dispositions and payments received on purchased non-performing asset pools is recognized as income to the extent that proceeds collected on the asset pool exceed a pro-rata portion of allocated cost from the purchased asset pool. Cost allocation is based on a proration of actual collections divided by total estimated collections of the pool. Interest collected on loans in the purchased non-performing asset pools is recognized as part of the proceeds from disposition of purchased asset pools and loan receivables. Interest on purchased performing asset pools is recognized when earned, including accretion of related discounts. Servicing fees are accrued when collections are received on serviced assets. Rental income on purchased real estate pools is recorded when received.

                The sub-prime automobile finance receivables, which are acquired from third party dealers, are generally purchased at a non-refundable discount from the contractual principal amount. This discount is allocated between discount available for loan losses and discount available for accretion to interest income. Discounts allocated to discounts available for accretion

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

                are deferred and accreted to income using the interest method. To date all acquired discounts have been allocated as discounts available for loan losses. To the extent the discount is considered insufficient to absorb anticipated losses on acquired portfolios, additions to the allowance are made through a provision for loan losses (see Note 3). The evaluation of the discount and allowance considers portfolio performance, historical losses, delinquency statistics, collateral valuations and current economic conditions on a pool by pool basis.

                The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, which requires creditors to evaluate the collectibility of both contractual interest and principal of loans when assessing the need for a loss accrual. Impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent and foreclosure is probable. The adoption of SFAS No. 114 had no impact on the Company.

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

            (h) Intangibles

                Intangible assets represent the excess of cost over fair value of assets acquired in connection with purchase transactions as well as the purchase price of future service fee revenues. These intangible assets, goodwill and servicing rights, are amortized over periods estimated to coincide with the expected life of the underlying asset pool owned or serviced by the acquired subsidiary. The Company periodically evaluates the existence of intangible asset impairment on the basis of whether such intangibles are fully recoverable from the projected, undiscounted net cash flows of the related assets acquired.

            (i) Federal Income Taxes

                The Company files a consolidated federal income tax return with its over 80% owned subsidiaries. The Company records all of the allocated federal income tax provision of the consolidated group in the parent corporation.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

                Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets, if any, is reduced by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

            (j) Net Earnings Per Share

                Net earnings per common share calculations are based upon the weighted average number of common shares outstanding restated to reflect the equivalent number of FirstCity common shares which were issued to the J-Hawk shareholders in connection with the Merger discussed in Note 2. Earnings included in the earnings per share calculation are reduced by special preferred stock dividends. All share and per share data have been restated to give effect to a stock dividend in 1994. Potentially dilutive common stock equivalents include warrants and stock options.

            (k) Impairment of Long-Lived Assets and Long-Lived Assets to Be
                Disposed Of

                The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

            (l) Reclassifications

                Certain amounts in the financial statements for prior years have been reclassified to conform with current financial statement presentation.

(2)      Mergers and Acquisitions

               A Joint Plan of Reorganization by First City Bancorporation of Texas, Inc. ("FCBOT" or the "Debtor"), Official Committee of Equity Security Holders, and J-Hawk Corporation ("J-Hawk"), with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, (the "Plan of Reorganization"), became effective on July 3, 1995.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

         Pursuant to the Plan of Reorganization and an Agreement and Plan of Merger (collectively referred to as the "Plan") between the Debtor and J-Hawk, on July 3, 1995, J-Hawk was merged (the "Merger") with and into FCBOT. Pursuant to the Merger, (i) the former holders of common stock of J-Hawk received, in the aggregate, approximately 49.9% of the outstanding common stock of the surviving entity, in exchange for their shares of J-Hawk common stock, (ii) approximately 50.1% of the outstanding common stock of the surviving entity was distributed among former security holders of the Debtor pursuant to the Plan, and (iii) the name of the corporation was changed to FirstCity Financial Corporation. As a result of the implementation of the Plan and the consummation of the Merger, FirstCity also issued (i) 9% senior subordinated notes (all of which have been redeemed), (ii) warrants to purchase 500,000 shares of its common stock at an exercise price of $25 per share, and (iii) special preferred stock to certain former security holders of the Debtor.

         J-Hawk contributed substantially all of its interests in its acquisition partnerships, all of its servicing operations, substantially all of its leasehold improvements and equipment and its entire management team to FirstCity. All remaining assets and liabilities of J-Hawk were spun out to Combined Financial Corporation (owned by the former J-Hawk shareholders) in June 1995. The Debtor contributed $20 million in cash to FirstCity. While the transaction was legally structured as a merger, substantively, the transaction is treated for accounting purposes as a purchase of the Debtor by J-Hawk. The net assets of J-Hawk spun out to Combined Financial Corporation were as follows:


         Cash and equivalents                     $          232
         Purchased asset pools                            12,375
         Other assets                                      2,839
         Notes payable                                    (8,187)
         Payable to stockholders and officers             (1,669)
         Other liabilities                                  (238)
                                                   -------------
              Net assets spun out                 $        5,352
                                                   =============

         Pursuant to the Plan, substantially all of the legal and beneficial interest in the assets of the Debtor, other than the $20 million in cash contributed to FirstCity, were transferred to the newly-formed FirstCity Liquidating Trust (the "Trust"), or to subsidiaries of the Trust. Such assets are being liquidated over the life of the Trust pursuant to the terms thereof. FirstCity, as the sole holder of the Class "A" Certificate under the Trust, received from the Trust amounts sufficient to pay certain expenses and its obligations under the 9% senior subordinated notes and the special preferred stock during 1996 and 1995. The Company anticipates receiving sufficient amounts in future periods to satisfy remaining obligations associated with the special preferred stock. Any amounts in excess of such sums shall be paid to certain of the former security holders of the Debtor pursuant to the terms of the Class "B" and Class "C" certificates of beneficial interests in the Trust. To date, no value has been attributed to the Class "C" certificate. The liquidation of the assets transferred to the Trust are managed by FirstCity pursuant to an Investment Management Agreement between the Trust and FirstCity. Subsequent to 1996, FirstCity and the Trust entered into a tentative agreement which proposes the dissolution of the Investment Management Agreement, whereby FirstCity will receive approximately $6.8 million as a result of the dissolution. Should the

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

         dissolution occur, it is anticipated to be effective in the first half of 1997.

         On September 21, 1995, FirstCity acquired the capital stock of Diversified Financial Systems, Inc. and Diversified Performing Assets, Inc. (collectively,"Diversified") for $12.9 million in cash and notes. Under the terms of the Diversified purchase agreement, there is additional contingent consideration payable in the form of "cash flow" notes. At December 31, 1996 and 1995, the Company reflected a liability of $3.1 million and $2.8 million, respectively, to a former shareholder related to such cash flow notes. Additionally, the Company had a note receivable from the same shareholder in the amount of $1 million at December 31, 1996. Subsequent to December 31, 1996, the Company entered into a modified note agreement with the former shareholder which provided for an amended note payable in the amount of $5.4 million. The modified note agreement extinguishes the Company's liability for any amounts due related to the cash flow notes and acts to off-set the note receivable from the former shareholder. The additional net liability resulting from this modification will be reflected as an adjustment to goodwill in the Company's 1997 consolidated balance sheet.

         Diversified specializes in the acquisition and disposition of distressed loans and loan-related assets. The acquisition was accounted for as a purchase.

         The aggregate purchase price was allocated to the net assets of Diversified based upon fair value at acquisition date as follows:


         Purchased asset pools                   $        68,834
         Intangibles                                       9,379
         Other assets                                        414
         Notes payable                                   (63,515)
         Other liabilities                                (2,196)
                                                  --------------
         Purchase price, net of cash received    $        12,916
                                                  ==============

         During the second and third quarters of 1996, FirstCity commenced efforts to expand its business lines into certain sectors of the consumer finance business with the acquisition of National Auto Funding Corporation and NAF Auto Loan Trust (collectively, "NAF") and the creation of ETAFirst Funding, Inc. ("ETA"). NAF underwrites and finances installment contracts generated by third party financial institutions and automobile dealerships in several locations in the United States. These contracts are serviced by Milco Loan Servicing, a wholly-owned subsidiary of the Company acquired in October of 1996. NAF targets certain borrowers with limited credit histories, lower incomes or past credit problems. ETA purchases certain education loans originated by various proprietary training schools, generally at substantial discounts from face value. The assets acquired and liabilities assumed in connection with these transactions were not material to the Company's consolidated financial statements.

         On January 9, 1997, FirstCity executed a letter of intent to merge with Harbor Financial Group, Inc., ("Harbor"). FirstCity proposes to issue up to 1,600,000 shares of common stock in exchange for 100% of Harbor's outstanding capital stock. Harbor originates and services residential loans,

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

 home improvement loans and commercial mortgages. Harbor has approximately $11 million in equity, assets of over $200 million and 625 employees. The transaction is subject to the execution of a definitive merger agreement, approval of both companies' shareholders, and various regulatory approvals.

 The following table presents the unaudited pro forma results of operations of FirstCity assuming the proposed merger with Harbor, which is expected to be accounted for as a pooling of interests, occurred on January 1, 1994. The unaudited pro forma results of operations do not purport to be indicative of the results of operations which would have actually resulted had the above described transaction occurred on January 1, 1994, or future results of operations to be achieved by FirstCity, after its merger with Harbor.


                                                   Year ended December 31,
                                             --------------------------------
                                                 1996        1995      1994
                                             ----------- ----------  --------
Net revenues (including equity earnings)...  $  99,089   $   59,965  $ 40,865
Net earnings to common.....................     31,420       11,368     5,445
Net earnings per share.....................       4.82         2.17      1.31

(3) Purchased Asset Pools and Loan Receivables

         The purchased asset pools are summarized as follows:


                                                            December 31,
                                                       ---------------------
                                                          1996        1995
                                                       ---------    --------
Non-performing asset pools:
     Loans:
     Borrowers' obligation on outstanding balance of:
           Performing loans                            $   39,416  $  55,337
           Non-performing loans                           254,828    339,465
                                                       ----------- ----------
                                                          294,244    394,802
     Real estate assets                                     7,995     10,052
                                                       ----------- ----------
                                                          302,239    404,854
Performing asset pools:
     Loans:
     Borrowers' obligation on outstanding balance of:
           Performing loans                                14,385     16,714
           Non-performing loans                               559          -
                                                        ---------- ----------
                                                           14,944     16,714
Automobile finance receivables:
     Borrowers' obligation on outstanding balance
     of:
           Performing loans                                31,503          -
           Non-performing loans                             2,080          -
     Allowance for losses                                  (2,693)         -
                                                        ---------- ----------
                                                           30,890          -

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)


                                                            December 31,
                                                   -----------------------------
                                                       1996              1995
                                                   --------------  -------------
Purchased real estate pool (at amortized cost)           25,303          35,179
                                                   --------------  -------------
     Total purchased asset pools                        373,376         456,747

Discount required to reflect purchased asset pools
     at amortized cost                                 (265,739)      (360,808)
                                                   --------------   ------------
     Purchased asset pools, net                    $    107,637    $     95,939
                                                   ==============   ============

The purchased asset pools are pledged to secure non-recourse notes payable.

The activity in the allowance for loan losses is summarized as follows:


                                                    Year ended December 31,
                                                ------------------------------
                                                   1996                1995
                                                ---------           ----------
Balances, beginning of year                  $          -       $            -
     Provision for loan losses                      2,029                    -
     Discounts acquired                             5,989                    -
     Reduction in contingent liabilities            1,415                    -
     Charge off activity:
           Principal balances charged off         (7,390)                    -
           Recoveries                                650                     -
                                                ---------           ----------
                Net charge offs                   (6,740)                    -
                                                ---------           ----------
Balances, end of year                        $      2,693        $           -
                                                =========           ==========

    During 1996, a note recorded at the time of original purchase of the initial automobile finance receivables pool and contingent on the ultimate performance of the pool was adjusted to reflect a reduction in anticipated payments under that liability obligation. The reduction in this recorded liability increased the amount of allowance for losses.

(4) Acquisition Partnerships

    The Company has investments in partnerships and related general partners that are accounted for on the equity method. These partnerships invest in asset pools in a manner similar to the Company, as described in Note 1. The condensed combined financial position and results of operations of the acquisition partnerships and general partners are summarized below:

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

                        Condensed Combined Balance Sheets

                                                December 31,
                              ----------------------------------------------
                                      1996                      1995
                              --------------------      --------------------
Assets                       $             196,533     $             235,820
                              ====================      ====================
Liabilities                                144,094                   180,659
Net equity                                  52,439                    55,161
                              --------------------      --------------------
                             $             196,533     $             235,820
                              ====================      ====================
Company's equity in
acquisition partnerships     $              21,761     $              16,601
                              ====================      ====================
Advances to acquisition
    partnerships             $                   -     $               9,586
                              ====================      ====================


                     Condensed Combined Statements of Income


                                               Year Ended December 31,
                                       ----------------------------------------
                                           1996          1995           1994
                                       ----------     ---------     -----------
Collections                           $   174,012    $  188,934    $    206,627
Gross margin                               39,505        51,370          63,439
Interest income on performing asset
    pools                                   7,870             -               -
Net income                                 10,692         9,542          19,226
                                       ==========     =========     ===========
Company's equity in net income of
    acquisition partnerships          $     6,125    $    3,834    $      7,497
                                       ==========     =========     ===========


    In the third quarter of 1996, FirstCity recognized $2.0 million in servicing fees in connection with the sale and securitization of $75 million of performing loans from acquisition partnerships. During the third quarter of 1996, a majority of the debt of the acquisition partnerships was refinanced, resulting in a $7 million equity distribution to FirstCity.

(5) Class "A" Certificate of FirstCity Liquidating Trust ("Trust")

    FirstCity is the sole holder of the Class "A" Certificate of the Trust. Redemptions by the Trust of the balance due on the Class "A" Certificate were used to retire the senior subordinated notes payable, and will be used to redeem the special preferred stock. On March 29, 1996, $53.3 million of the senior subordinated notes were redeemed, reducing the "A" Certificate by a like amount. During the three months ended June 30, 1996, $1 million of senior subordinated notes (purchased by the Trust) were redeemed. On July 26, 1996, the remaining senior subordinated notes were redeemed with a corresponding reduction in the "A" Certificate.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

    Under the terms of the special preferred stock, FirstCity is only required to redeem such stock and to declare dividends thereon to the extent it receives sufficient funds from the Trust under the Class "A" Certificate to make such payments (see Note 7). Interest income on the Class "A" Certificate consists of reimbursement to FirstCity (by the Trust) of interest expense on senior subordinated notes and of accrued dividends on the special preferred stock. In the opinion of management, sufficient funds will be available from the Trust to redeem the special preferred stock at its stated redemption price and accrued dividends on the redemption date of September 30, 1998.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

(6) Notes Payable

    Notes payable at December 31, 1996 and 1995 consist of the following:

                                                           1996       1995
                                                           ----       ----
Collateralized loans, secured by acquired asset pools:
     Prime (8.25% at December 31, 1996) plus 2%,
         due 1997                                     $   37,491  $   53,204
     LIBOR (5.5% at December 31, 1996) plus 3.25% to
         5.25%, due 1997-1998                             33,276      25,580
     Other                                                     -         543
Borrowings under revolving line of credit,
     secured and with recourse to FirstCity               19,384       5,216
Other secured borrowings                                   1,773         975
                                                         -------     -------
     Notes payable, secured                           $   91,924  $   85,518
                                                         =======     =======
Prime + 2%, due to Trust                              $        -  $    2,000
Diversified shareholder debt                               4,747       6,988
                                                         -------     -------
     Notes payable to others                          $    4,747  $    8,988
                                                         =======     =======

    Collateralized loans are typically payable based solely on proceeds from disposition and payments received on the purchased asset pools. $37 million of the collateralized loans represent borrowings under two separate master credit facilities totaling $75 million. Such facilities can be used to finance the purchase of new purchased loan portfolios.

    FirstCity has a $35 million revolving line of credit with Cargill Financial Services. The line bears interest at LIBOR plus 5% and expires on June 30, 1997. The line is secured by substantially all of FirstCity's unencumbered assets.

    In November 1995, the Trust advanced FirstCity $2 million under a note payable that was repaid in February 1996.

    A portion ($1.7 million) of the Diversified shareholder debt generally bears interest, payable monthly at 6% per annum with various principal payments due through February 1999. The remaining Diversified shareholder debt represents the estimated net present value of the anticipated future contingent consideration payments (see Note 2).

    Under terms of certain of the above borrowings, the Company and its subsidiaries are required to maintain certain tangible net worth levels and debt to equity and debt service coverage ratios. The terms also restrict future levels of debt. The Company was in compliance with these covenants at December 31, 1996. At December 31, 1996, cash restricted due to notes payable covenants totaled $1.4 million. The aggregate maturities of notes payable for the five years ending December 31, 2001 are as follows: $78,476 in 1997, $13,629 in 1998, $162 in 1999, $89 in 2000 and $722 in 2001.

    FirstCity redeemed the 9% senior subordinated notes payable ($106.7 million outstanding at December 31, 1995) during 1996.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)



(7) Special Preferred Stock and Shareholder's Equity

    The authorized capital stock of the Company consists of 202.5 million shares divided into three classes as follows: (1) 2.5 million shares of special preferred stock, par value $.01 per share, with a nominal stated value of $21.00 per share ; (2) 100 million shares of optional preferred stock, par value $.01 per share; and (3) 100 million shares of common stock, par value $.01 per share. Additionally, on July 3, 1995, under the Plan, the Company authorized the issuance of up to 500,000 warrants to purchase common stock to certain of the Debtor's shareholders. In connection with the Merger, 4,921,422 shares of common stock, 2,460,911 shares of special preferred stock and 500,000 warrants were issued.

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

    Subject to availability of funds from the Trust after payment of all obligations senior to the special preferred stock, the holders of special preferred stock are entitled to receive the nominal stated value on September 30, 1998, and cumulative quarterly cash dividends at the annual rate of $3.15 per share. Accrued dividends through September 30, 1996 of $9.6 million, or $3.92 per share, were paid in 1996. At December 31, 1996, accrued dividends totaled $1.9 million, or $.7875 per share, and were paid on January 15, 1997. Subsequent to December 31, 1996, the Company purchased approximately $6.4 million of special preferred stock with a distribution from the Trust. The special preferred stock carries no voting rights, except in the event of non-payment of declared dividends.

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

    Each warrant entitles the holder to purchase one share of common stock at an exercise price of $25.00 per share, subject to adjustment in certain circumstances, and expires July 3, 1999. FirstCity may repurchase the warrants for $1.00 per warrant should the quoted market price of FirstCity common stock exceed $31.25 for any 10 out of 15 consecutive trading days. During 1996, 2,625 warrants were exercised leaving 497,375 warrants outstanding at December 31, 1996.

    The Company has incentive stock option plans for the benefit of key individuals, including its directors, officers and key employees. The plans are administered by a committee of the Board

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

    of Directors and provide for the grant of up to 730,000 shares of common stock.

    The per share weighted-average fair value of stock options granted during 1996 and 1995 was $13.19 and $14.28, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions: 1996
    - $0 expected dividend yield, risk-free interest rate of 5.75%, and an expected life of 9.7 years; 1995 -$0 expected dividend yield, risk-free interest rate of 5.75%, and an expected life of 9.8 years.

    The Company applies Accounting Principles Board Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                     1996                         1995
                                     ----                         ----
    Net earnings to common
     shareholders:
         As reported         $      27,696                 $       10,857
         Pro forma                  26,983                         10,740

   Net earnings per share
         As reported         $        5.63                 $         2.98
         Pro forma                    5.48                           2.95


Stock option activity during the periods indicated is as follows:


                                        1996                       1995
                             -------------------------    ----------------------
                                             Weighted                  Weighted
                                             Average                   Average
                                             Exercise                  Exercise
                              Shares          Price        Shares       Price
                             ---------      ---------     --------   ----------
Outstanding at beginning
 of year                      229,600     $  20.20               -   $        -
Granted                        18,000        30.75         229,600        20.20
Exercised                      (4,500)       20.00               -            -
Forfeited                     (20,000)       20.00               -            -
                            ----------                   ----------
Outstanding at end of year    223,100        21.07         229,600        20.20
                            ==========                   ==========

At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $20.00 - $30.75 and 8.4 years, respectively.

At December 31, 1996, there were 46,605 options exercisable with a weighted-average exercise price of $20.19. There were no options exercisable at December 31, 1995.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

    The Company has an employee stock purchase plan which allows employees to acquire common stock of the Company at 85% of the fair value at the end of each quarter. The value of the shares purchased under this plan is limited to the lesser of 10% of compensation or $10,000 per year. Under this plan, 3,813 shares were issued during 1996, leaving 96,187 unissued at December 31, 1996.

(8) Income Taxes

    Income tax expense (benefit) consists of:

                                       1996          1995             1994
                                     --------     ---------        ----------
Federal and state current expense $       487     $   1,000     $       1,640
Federal deferred expense (benefit)   (16,500)          (64)             1,481
                                     --------        ------        ----------
                      Total       $  (16,013)     $     936     $       3,121
                                     ========        ======        ==========

The actual income tax expense (benefit) attributable to earnings from operations differs from the expected tax expense (computed by applying the U.S. Federal corporate tax rate of 35% for 1996 and 1995 and 34% for 1994 to earnings from operations before income taxes) as follows:

                                     1996            1995           1994
                                  ----------      ----------      --------
Computed expected tax expense  $       6,787     $     5,484     $   3,110
Increase (reduction) in income
taxes resulting from:
Tax effect of "A" Certificate        (4,060)         (3,009)             -
Change in valuation allowance       (18,776)         (1,522)             -
Other                                     36            (17)            11
                                 ----------        --------       --------
                               $    (16,013)     $      936      $   3,121
                                 ==========        ========       ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1996 and 1995, are as follows:

                                                          1996             1995
                                                         -----            -----
Deferred tax assets:
   Investments in partnerships, principally due to
         differences in basis for tax and financial
         reporting purposes                         $       403      $    1,103
   Intangibles, principally due to differences in
         amortization                                     1,138             403
   Accrued expenses not deductible for tax purposes        -                437
  U.S. net operating loss carry forward                 207,050         208,924
  Valuation allowance                                  (192,091)       (210,867)
                                                     ----------       ---------
         Total deferred tax assets, net              $   16,500      $        -
                                                     ==========       ==========

As a result of the Merger described in Note 2, the Company has net operating loss carry forwards for federal income tax purposes of approximately $592 million at December 31, 1996, available to offset future federal taxable income, if any, through the year 2010. A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not,

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

         will be realized. During the second quarter of 1996, FirstCity adjusted the previously established valuation allowance to recognize a deferred tax benefit of $14.6 million, and recognized an additional $1.9 million in the fourth quarter. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carry forwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carry forward period change. The change in valuation allowance represents primarily an increase in the estimate of the future taxable income during the carry forward period since the prior year end and the utilization of net operating loss carry forwards since the Merger. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

(9)      Employee Benefit Plan

         The Company has a defined contribution 401(k) employee profit sharing plan in which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company's contributions to the 401(k) plan were $196 in 1996, $77 in 1995 and $44 in 1994.

(10)     Leases

         The Company leases its current headquarters from a related party under a noncancellable operating lease. The lease calls for monthly payments of $7.5 through its expiration in December, 2001 and includes an option to renew for two additional five-year periods. Rental expense for 1996, 1995 and 1994 under this lease was $90 each year.

         The Company also leases office space and equipment from unrelated parties under operating leases expiring in various years through 2002. Rental expense under these leases for 1996, 1995 and 1994 was $634, $328 and $202, respectively. As of December 31, 1996, the future minimum lease payments under all noncancellable operating leases are:
         $439 in 1997, $282 in 1998, $218 in 1999, $141 in 2000, $97 in 2001 and
         $2 in 2002 and beyond.

(11)     Other Related Party Transactions

         During 1996, the Company acquired a portfolio of sub-prime automobile finance receivables from an acquisition partnership for approximately $23.6 million. This acquisition was at the carrying value of the portfolio in the partnership, thus resulting in no gain or loss on the transaction to the partnership.

         In December, 1994, the Company purchased individual loans from several of the acquisition partnerships for $9.6 million. These loans were spun off to Combined Financial Corporation in June 1995 (see Note 2).

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

         In January, 1995, the Company entered into an agreement with a shareholder to repurchase 11,080 shares of J-Hawk common stock for $1.2 million. The Company paid the former shareholder $.4 million in cash and issued a $.8 million note, which was assumed by Combined Financial Corporation in the spin out transaction in June 1995.

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

         The Company has contracted with FirstCity Liquidating Trust, the acquisition partnerships and related parties as a third party loan servicer. All servicing fees and due diligence fees (included in other income) reflected in the Consolidated Statements of Income were derived from such affiliates.

(12)     Commitments and Contingencies

         FirstCity has pledged a portion of its interest in the future distributions of certain acquisition partnerships, after FirstCity's initial investment has been returned, to Cargill, the subordinated debt lender to the partnerships, under a Residual Share Agreement (the Agreement). Under the Agreement, this pledge is limited to twice FirstCity's original investment in the respective partnerships. In the opinion of management, this pledge does not currently represent a material contingent claim on the future distributions from the acquisition partnerships to FirstCity.

         The Company is involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

(13)     Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below.

            (a) Cash and Equivalents and Class "A" Certificate of First City Liquidating Trust

                        The carrying amount of cash and equivalents and Class "A" Certificate of FirstCity Liquidating Trust approximates fair value at December 31, 1996 and 1995.

            (b)         Purchased Asset Pools

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

                        The purchased asset pools are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset by asset basis using estimated market discount rates that reflect the credit and interest rate risk inherent in the assets. The carrying value of the purchased asset pools is $107.6 million and $95.9 million, respectively, at December 31, 1996 and 1995. The estimated fair value of the purchased asset pools is approximately $124.3 million and $104 million, respectively, at December 31, 1996 and 1995.


            (c)         Notes Payable

                        Management believes that the repayment terms for a similar floating rate financial instrument with similar credit risks and the stated interest rates at December 31, 1996 and 1995 approximate the market terms for similar credit instruments. Accordingly, the carrying amount of notes payable is believed to approximate fair value.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FirstCity Financial Corporation:

            We have audited the accompanying consolidated balance sheets of FirstCity Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                           KPMG Peat Marwick LLP
Fort Worth, Texas
February 14, 1997

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FirstCity Financial Corporation:

We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of J-Hawk Corporation and subsidiaries, the predecessor entity to FirstCity Financial Corporation and subsidiaries, for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of J-Hawk Corporation and subsidiaries, the predecessor entity to FirstCity Financial Corporation and subsidiaries, for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

                                        JAYNES, REITMEIER, BOYD & THERRELL, P.C.

Waco, Texas
February 8, 1995




                         FIRSTCITY FINANCIAL CORPORATION
------------------------------------------------------------------------------------------------------------------------------------
Selected Financial Data
(Dollars in thousands, except per share data)

                                                   1996              1995                1994             1993              1992
                                                   ----              ----                ----             ----              ----

Income                                            $55,344           $35,689           $16,706           $15,215           $17,818
Expenses                                           42,077            23,854            15,055            14,054            16,686
Equity in earnings of acquisition partnerships      6,125             3,834             7,497             8,058             4,382
Earnings from operations before income taxes       19,392            15,669             9,148             9,219             5,514
Net earnings (1)                                   35,405            14,733             6,027             6,184             3,510
Special preferred dividends                         7,709             3,876                 -                 -                 -
Net earnings to common (1)                         27,696            10,857             6,027             6,184             3,510
Net earnings per share (1)                           5.63              2.98              2.37              2.43              1.38
Dividends per common share                              -                 -                 -                 -                 -
At year end:
Total assets                                      227,213           308,889            52,282            35,798            27,405
Total notes payable                                96,671           201,196            27,098            16,985            17,370
Special preferred stock                            53,617            55,555                 -                 -                 -
Total common equity                                74,213            46,251            21,167            15,140             8,956

---------------------------------------------------------------------------------------------------------------------------------

(1) Includes $16.5 million of deferred tax benefit in 1996

---------------------------------------------------------------------------------------------------------------------------------
Selected Quarterly Financial Data
(Dollars in thousands, except per
 share data)

                                                1996                                               1995
                            ---------------------------------------------   ----------------------------------------------------
                             First       Second      Third       Fourth        First        Second       Third       Fourth
                             Quarter     Quarter     Quarter     Quarter       Quarter      Quarter      Quarter     Quarter
                             -------     -------     -------     -------       -------      -------      -------     -------
Income                         $13,329     $13,906     $14,465    $13,644       $3,340       $6,781      $8,929    $16,639
Expenses                        10,513      10,287      10,621     10,656        2,529        3,409       5,222     12,694
Equity earnings of
acquisition partnerships           714         916       2,623      1,872          628          731         810      1,665
Net earnings (1)                 3,390      18,905       6,108      7,002          949        3,657       4,517      5,610
Special preferred dividends      1,938       1,938       1,896      1,937            -            -       1,938      1,938
Net earnings to common (1)       1,452      16,967       4,212      5,065          949        3,657       2,579      3,672
Net earnings per share (1)        0.30        3.45        0.86       1.03         0.42         1.54        0.52       0.75
--------------------------------------------------------------------------------------------------------------------------------

(1) Includes $14.6 million and $1.9 million deferred tax benefit in second and fourth quarters, respectively, of 1996


                            ACQUISITION PARTNERSHIPS
                             COMBINED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                      Assets                         1996                   1995
                                      ------                         ----                   ----

Cash                                                         $           8,812       $         8,332
Purchased loan pools, net                                              177,480               221,508
Investments in trust certificates                                        5,195                     -
Receivable from affiliates                                                 234                   108
Restricted cash                                                            795                 2,751
Other assets                                                             3,150                 2,442
                                                             -----------------       ---------------
                                                             $         195,666       $       235,141
                                                             =================       ===============

                 Liabilities and Partners' Capital
                ----------------------------------

Accounts payable (including $574 and $724 to
      affiliates in 1996 and 1995, respectively)             $           1,756       $           724
Accrued liabilities                                                      1,738                 8,550
Long-term debt (including $74,341 and $87,611
       to affiliates in 1996 and 1995, respectively)                   141,054               171,448
                                                             -----------------       ---------------
                  Total liabilities                                    144,548               180,722
Contingencies                                                                -                     -

Partners' capital                                                       51,118                54,419
                                                             -----------------       ---------------
                                                             $         195,666       $       235,141
                                                             =================       ===============


See accompanying notes to combined financial statements.



                            ACQUISITION PARTNERSHIPS
                        COMBINED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                      1996                1995              1994
                                                ---------------    ----------------    -------------

Proceeds from disposition of and payments
       received on purchased loan pools          $      174,012        $    188,934      $   204,057
Cost of purchased loan pools                           (134,507)           (137,564)        (140,779)
                                                ---------------    ----------------    -------------
       Net gain on purchased loan pools                  39,505              51,370           63,278
Interest income on performing loan pools                  7,870                   -                -
Interest expense (including $14,571, $13,333
       and $10,197 to affiliates in 1996, 1995
       and 1994, respectively)                          (22,065)            (27,034)         (22,544)
General, administrative and operating expenses
                                                        (14,777)            (14,870)         (20,996)
Other income (expense), net                                 210                 121             (428)
                                                ---------------    ----------------    -------------
       Net income                                 $      10,743        $      9,587      $    19,310
                                                ===============    ================    =============



See accompanying notes to combined financial statements.

                            ACQUISITION PARTNERSHIPS
               COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)


                                                             Class B
                                   Class A Equity            Equity
                          -------------------------------- -------------
                           General          Limited          Limited          General         Limited
                           Partners         Partners         Partners         Partners        Partners          Total
                          --------------  ---------------- -------------   -------------   --------------    ------------
Balance at December
31, 1993...........          $ 540        $   26,481        $    22,509       $      16      $       796      $   50,342
Contributions......            169             8,262                  -               6              283           8,720
Distributions......           (444)          (21,769)            (3,974)            (30)          (1,453)        (27,670)
Net income.........            269            13,219              2,634              64            3,124          19,310
                            ------        ----------        -----------    ------------    -------------    ------------
Balance at December
31, 1994...........            534            26,193             21,169              56            2,750          50,702
Contributions......             82             4,027                  -              60            2,946           7,115
Distributions......           (197)           (9,645)            (1,585)            (31)          (1,527)        (12,985)
Net income.........            154             7,511              1,648               6              268           9,587
                            ------        ----------        -----------    ------------    -------------    ------------

Balance at December
31, 1995...........            573            28,086             21,232              91            4,437          54,419
Contributions......             54             2,621                  -             986           48,303          51,964
Distributions......           (400)          (19,598)            (3,082)           (860)         (42,068)        (66,008)
Net income.........             47             2,301                556             156            7,683          10,743
                            ------        ----------        -----------    ------------    -------------    ------------
Balance at December
31, 1996...........          $ 274        $   13,410        $    18,706       $     373      $    18,355      $   51,118
                            ======        ==========        ===========    ============    =============    ============



See accompanying notes to combined financial statements.



                            ACQUISITION PARTNERSHIPS
                        COMBINED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                1996              1995              1994
                                                              --------          --------          --------


Cash flows from operating activities:
      Net income                                          $     10,743       $     9,587       $       19,310
         Adjustments to reconcile net income to net cash
            provided by (used in) operating
            activities:
            Amortization of loan origination and
               commitment fees                                   1,483             2,415                2,542
            Provision for losses                                   585                 -                    -
            Net gain on purchased loan pools                  (39,505)          (51,370)             (63,278)
            Purchase of loan pools                           (102,695)         (101,626)            (200,350)
            Capitalized costs on purchased loan pools          (3,330)           (1,643)                 (99)
            Proceeds from disposition and payments
               received on purchased loan pools                188,002           188,934              204,057
            (Increase) decrease in receivable from
               affiliates                                        (126)                49                  232
            (Increase) decrease in restricted cash               1,956               765              (2,166)
            Increase in other assets                           (2,191)           (1,186)              (3,774)
            Increase (decrease) in accounts payable              1,032             (135)                  281
            Increase (decrease) in accrued liabilities         (6,812)             1,730                5,325
                                                          ------------       -----------        -------------
               Net cash provided by (used in) operating
                        activities                              49,142            47,520              (37,920)

Cash flows from investing activities:
      Purchase of trust certificates                           (4,224)                 -                    -
                                                          ------------       -----------        --------------
         Net cash used in operating activities                 (4,224)                 -                    -

Cash flows from financing activities:
      Borrowing on acquisition debt                                  -            12,840               10,262
      Repayment of acquisition debt                           (28,967)          (12,840)             (10,262)
      Borrowing on long-term debt                              263,614           112,050              251,601
      Repayment of long-term debt                            (265,041)         (154,312)            (189,574)
      Capital contributions                                     38,180             7,115                8,720
      Capital distributions                                   (52,224)          (12,985)             (27,670)
                                                          ------------       -----------       --------------
               Net cash provided by (used in) financing
                        activities                            (44,438)          (48,132)               43,077
                                                          ------------       -----------       --------------
Net increase (decrease) in cash                                    480             (612)                5,157
Cash at beginning of year                                        8,332             8,944                3,787
                                                          ------------       -----------       --------------
Cash at end of year                                       $      8,812       $     8,332       $        8,944
                                                          ============       ===========       ==============


Supplemental disclosure of cash flow information (note 5):
Cash paid for interest was approximately $27,652, $23,074 and $19,128 and for 1996, 1995 and 1994, respectively.
WAMCO V and WAMCO XVII contributed $1,243 and $324 of purchased loans, respectively, in exchange for an investment in trust certificates in 1996.


See accompanying notes to combined financial statements.

                            ACQUISITION PARTNERSHIPS
                     Notes to Combined Financial Statements
                         December 31, 1996, 1995 and 1994
                             (Dollars in thousands)


(1)     Organization and Partnership Agreements

        The combined financial statements include the accounts of WAMCO III, Ltd., WAMCO V, Ltd., WAMCO IX, Ltd., WAMCO XVII, Ltd., WAMCO XXI, Ltd., WAMCO XXII, Ltd., WAMCO XXIII, Ltd. WAMCO XXIV, Ltd., DAP City Partners, L.P., First Paradee, L.P., Imperial Fund I, L.P., VOJ Partners, L.P. and Whitewater Acquisition Co. One L.P., all of which are Texas limited partnerships (Acquisition Partnerships or Partnerships). The Acquisition Partnerships were referred to as the WAMCO Partnerships in previous reports. FirstCity Financial Corporation (FirstCity) or its wholly owned subsidiary, J-Hawk Corporation (J-Hawk), own limited partner interests in all of the Acquisition Partnerships. During September 1996, WAMCO VI, Ltd., WAMCO VIII, Ltd., WAMCO XI, Ltd., WAMCO XII, Ltd., WAMCO XIV, Ltd., WAMCO XV, Ltd., WAMCO XVI, Ltd. and WAMCO XX, Ltd. were merged with and into WAMCO III, Ltd. Also, WAMCO XVIII, Ltd. and WAMCO XIX, Ltd. were merged with and into WAMCO XVII, Ltd. The merger of the acquisition partnerships has no effect on the comparability of the combined financial statements. All significant intercompany balances have been eliminated.

        The Partnerships were formed to acquire, hold and dispose of loan pools purchased from the Federal Deposit Insurance Corporation, Resolution Trust Corporation and other nongovernmental agency sellers, pursuant to certain purchase agreements or assignments of such purchase agreements. In accordance with the purchase agreements, the Partnerships retain certain rights of return regarding the assets related to defective title, past due real estate taxes, environmental contamination, structural damage and other limited legal representations and warranties.

        Generally, the partnership agreements of the Partnerships provide for certain preferences as to the distribution of cash flows. Proceeds from disposition of and payments received on the purchased loan pools are allocated based on the partnership and other agreements which ordinarily provide for the payment of interest and mandatory principal installments on outstanding debt before payment of intercompany servicing fees and return of capital and restricted distributions to partners.

        Additionally, WAMCO III, Ltd., WAMCO V, Ltd., WAMCO XVII, Ltd., WAMCO XXI, Ltd. and Whitewater Acquisition Co. One L.P. provide for Class A and Class B Equity partners in their individual partnership agreements. The Class B Equity limited partners are allocated 20 percent of cumulative net income recognized by the respective partnerships prior to allocation to the Class A Equity limited partners and the general partners.

(2)     Summary of Significant Accounting Policies

        (a)       Purchased Loan Pools

                  The purchased loan pools, which were purchased at discounts from the borrowers' total legal obligations, consist primarily of performing and nonperforming loans secured by real estate or personal property and are held for sale. A significant amount of the loans are secured by real estate located in the Northeastern United States. Loans are considered performing if debt service payments are made in accordance with the original or restructured terms of the notes. At the acquisition date, the aggregate cost of the loans was allocated to individual notes based on their relative values within the pools. Subsequent to acquisition, these loans are periodically revalued as a pool and carried at the lower of cost or fair value. Any allowance to reduce cost to fair value would be recorded as a provision for possible loss on the purchased loan pools during the period determined. No such allowance or provision was required to adjust the carrying value of the purchased loan pools at December 31, 1996, 1995 and 1994.

                            ACQUISITION PARTNERSHIPS
              Notes to Combined Financial Statements - (continued)
                             (Dollars in thousands)


                  Interest income on loans in the non-performing purchased loan pools is recognized as part of proceeds from disposition and payments received on the purchased loan pools. Interest income on loans in the performing purchased loan pools is accrued in accordance with the terms of the individual underlying loan agreements.

                  Gains from the disposition of assets in the purchased loan pools are recognized when title has passed, payment is received and the Partnerships are relieved of any requirements for continued involvement with the assets.

                  Gains on payments (partial disposition) of loans in the purchased loan pools are recognized to the extent that proceeds collected on the loans exceed a pro rata portion of allocated cost from the purchased loan pools. Cost allocated is based on a proration of actual collections divided by total estimated collections of the pools.

                  Assets are foreclosed through an arrangement with an affiliated entity whereby title to the assets is held by the affiliated entity and a note receivable from the affiliate is held by the Partnerships. Costs relating to the development and improvement of foreclosed assets are capitalized by the Partnerships. Costs relating to holding foreclosed assets are charged to operating expense by the Partnerships. For financial statement presentation, the affiliated entity note receivable created by the arrangement is included in the purchased loan pools and is recorded at the lower of allocated cost or fair value less estimated cost to sell.

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

(3)     Purchased Loan Pools

        The purchased loan pools at December 31, 1996 and 1995 are summarized as follows:


                                                       1996         1995
                                                    ----------    ---------
        Loans:
        Borrowers' obligation on outstanding
        balance of:
            Performing loans                        $  106,623    $ 156,590
            Non-performing loans                       173,350      213,847
                                                    ----------    ---------
                                                       279,973      370,437
        Foreclosed assets                               44,367       49,822
                                                    ----------    ---------
                                                       324,340      420,259
        Discount required to reflect purchased asset
            pools at amortized cost                   (146,860)    (198,751)
                                                    ----------    ---------
        Purchased loan pools, net                   $  177,480    $ 221,508
                                                    ==========    =========

                            ACQUISITION PARTNERSHIPS
              Notes to Combined Financial Statements - (continued)
                             (Dollars in thousands)


(4)     Notes Payable

        Notes payable at December 31, 1996 and 1995 consist of the following:


                                                                1996      1995
                                                                ----      ----
Senior collateralized loans, secured by acquired asset pools:
   Prime (8.25% at December 31, 1996) plus 1.5% to 2.5%      $39,283  $ 27,737
   LIBOR (5.5% at December 31, 1996) plus 3.25% to 6.5%       92,455    61,140
   New York inter-bank offering rate (6.5% at
        December 31, 1996) plus 3%                             4,457    27,513

Subordinated collateralized loans, secured by acquired
        asset pools Prime (8.25% at December 31, 1996)
        plus 2% to 7%                                          4,859    55,058
                                                            --------  --------
                                                            $141,054  $171,448
                                                            ========  ========

        Collateralized loans are typically payable based on proceeds from disposition and payments received on the purchased asset pools.

        Contractual maturities (excluding principal and interest payments payable from proceeds from dispositions and payments received on the purchased loan pools) of long term debt are as follows:


          Year ending December 31:
                  1997                           $26,469
                  1998                             1,855
                  1999                            71,764
                  2000                                 -
                  2001                            40,966
                                             -----------
                                             $   141,054
                                             ===========

        Additionally, the loan agreements and master note purchase agreements, under which these notes payable were incurred, contain various covenants including limitations on other indebtedness, maintenance of service agreements and restrictions on use of proceeds from disposition of and payments received on the purchased loan pools. As of December 31, 1996, the Partnerships were in compliance with the aforementioned convenants.

        In connection with the long term debt, the Partnerships incurred origination and commitment fees. These fees are amortized proportionate to the principal reductions on the related notes and are included in general, administrative and operating expenses. At December 31, 1996 and 1995, approximately $2,712 and $2,048, respectively, of origination and committment fees are include in other assets.

        WAMCO V paid a premium of $278 to enter into an interest rate cap agreement with NationsBank of North Carolina, N.A. (the Bank). In the event the London Interbank Offering Rate (the floating rate) exceeds 7.75% (the fixed rate), the Bank will pay WAMCO V an amount equal to such excess multiplied times a notional amount which corresponds to the outstanding balance of the collateralized promissory note payable. Until such time as the floating rate exceeds the fixed rate, no payments will be made between the parties and WAMCO V

                            ACQUISITION PARTNERSHIPS
              Notes to Combined Financial Statements - (continued)
                             (Dollars in thousands)

        will amortize the premium to general, administrative and operating expenses on a pro rata basis corresponding to principal reductions on the collateralized promissory note payable. At December 31, 1995 approximately $183 of the premium is included in other assets.

        Additionally, certain loan agreements contain provisions requiring the Partnerships to maintain minimum balances in a restricted cash account as additional security for certain notes. Approximately $552 and $2,120 of restricted cash was held in such accounts as of December 31, 1996 and 1995, respectively.

(5)     Transactions with Affiliates

        Under the terms of the various servicing agreements, FirstCity, a limited partner, receives a servicing fee based on proceeds from disposition of and payments received on the purchased loan pools for processing transactions on the purchased loan pools and for conducting settlement and sale negotiations. Included in general, administrative and operating expenses in the accompanying combined statements of operations is approximately $6,468, $6,834 and $7,940 in servicing fees incurred by the Partnerships in 1996, 1995 and 1994, respectively.

        During December 1994, WAMCO III and WAMCO V sold loans to an affiliate. Included in proceeds from disposition of and payments received on the purchased loan pools in the accompanying combined statements of operations for 1994 is approximately $9,616 in proceeds received from the affiliated entity.

        Under the terms of the Partnership Agreement of Whitewater, the Class B Equity limited partners are to receive interest on their Class B equity interest at prime plus 7% (15.25% at December 31, 1996) calculated on a monthly basis. Whitewater has accrued $0, $6,235 and $2,748 in 1996, 1995 and 1994, respectively, included in accrued liabilities and expensed $3,435, $3,486 and $2,619 in 1996, 1995 and 1994, respectively, included in interest expense in the accompanying combined financial statements, under this partnership agreement. The interest will be paid to the Class B Equity limited partners upon final disposition of the purchased loan pools or in accordance with the Master Note Purchase Agreement.

        Under the terms of a Master Note Purchase Agreement with Varde, Varde II-A and OPCO, Varde, Varde II-A and OPCO are to receive 5 percent, 5 percent and 10 percent, respectively, of cumulative income before recognition of profit participation expense recognized by VOJ. VOJ has accrued $103, $85 and $17 in 1996, 1995 and 1994, respectively, included in receivable from affiliates and recognized $18, $68 and $17 in 1996, 1995 and 1994, respectively, included in other income (expense), net, in the accompanying combined financial statements, under this profit participation agreement. The profit participation will be paid to Varde, Varde II-A and OPCO upon final disposition of the purchased loan pool or in accordance with the Master Note Purchase Agreement.

        Under the terms of a Master Note Purchase Agreement with Cargill and Peoria, Cargill and Peoria are to each receive 10 percent of cumulative income before recognition of profit participation expense recognized by Imperial. Imperial has accrued $236, $371 and $646 in 1996, 1995 and 1994, respectively, included in accounts payable and expensed $40, $114 and $813 in 1996, 1995 and 1994, respectively, included in other income (expense), net, in the accompanying combined financial statements, under this profit participation agreement. The profit participation will be paid to Cargill and Peoria upon final disposition of the purchased loan pool or in accordance with the Master Note Purchase Agreement.

        During 1996 in conjunction with a refinancing transaction, WAMCO XXII transferred $42,047 in assets and $28,967 in liabilities to First Paradee in return for a partnership interest in First Paradee. Subsequent to the transfer, WAMCO XXII distributed its interest in First Paradee to its partners.

                            ACQUISITION PARTNERSHIPS
              Notes to Combined Financial Statements - (continued)
                             (Dollars in thousands)

        During 1996, WAMCO III distributed $704 in assets to its partners which was subsequently contributed to WAMCO IX.

(6)     Fair Value of Financial Instruments

        Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Partnerships disclose estimated fair values of their financial instruments. Fair value estimates, methods and assumptions are set forth below.


        (a) Cash, Restricted Cash, Receivable from Affiliates, Accounts Payable and Accrued Liabilities

                  The carrying amount of cash, restricted cash, receivable from affiliates, accounts payable and accrued liabilities approximates fair value at December 31, 1996 and 1995 due to the short-term nature of such accounts.

        (b)       Purchased Loan Pools

                  The purchased loan pools are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on a loan by loan basis using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The carrying value of the purchased loan pools is $177,480 and $221,508 at December 31, 1996 and 1995, respectively. The estimated fair value of the purchased loan pools is approximately $221,352 and $282,091 at December 31, 1996 and 1995, respectively.

        (c)       Investments

                  Investments in trust certificates are carried at the lower of cost or estimated fair value. Management estimates that the cost of the investments approximate fair value at December 31, 1996.

        (d)       Long-term Debt

                  Management believes that for similar floating rate financial instruments with similar credit risk, that the stated interest rates at December 31, 1996 and 1995 approximates market rates. Accordingly, the carrying amount of long-term debt is believed to approximate fair value.

(7)     Contingencies

        The Partnerships are involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the combined financial condition, results of operations or liquidity.

                          INDEPENDENT AUDITORS' REPORT



The Partners
Acquisition Partnerships:

We have audited the accompanying combined balance sheets of Acquisition Partnerships as of December 31, 1996 and 1995, and the related combined statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996. These combined financial statements are the respon sibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Acquisition Partnerships as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                      KPMG Peat Marwick LLP


Fort Worth, Texas
February 14, 1997

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On October 27, 1995, FirstCity engaged KPMG Peat Marwick LLP ("KPMG") to serve as its independent accountants, such engagement to be effective as of and for the year ending December 31, 1995. The engagement of KPMG was recommended by the Audit Committee of FirstCity's Board of Directors and was approved by such Board on October 27, 1995. Shareholders approved a proposal to appoint KPMG as independent accountants for 1996.

During the Debtor's two most recent fiscal years prior to the Merger, no audited financial statements of the Debtor were prepared, and therefore no report on such financial statements was prepared. Prior thereto, Arthur Andersen & Co. LLP served as the Debtor's independent accountants.

Prior to the Merger, Jaynes, Reitmeier, Boyd & Therrell, P.C. ("Jaynes Reitmeier") served as J-Hawk's independent accountants. Jaynes Reitmeier's accountants' report with respect to the annual financial statements for 1994 did not contain an adverse opinion, disclaimer or qualification. During such period, Jaynes Reitmeier and J-Hawk had no disagreements regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure of the type referred to in items 304(a)(1)(iv) of Regulation S-K, and no reportable event described in Item 304(a)(1)(v) of Regulation S-K occurred.

In connection with the Merger, representatives of J-Hawk consulted with KPMG regarding the appropriate financial statements and accounting disclosures with respect to the Merger and for FirstCity following the Merger. After discussions with KPMG and the Securities and Exchange Commission, FirstCity determined that its historical financial statements prior to the date of the Merger should reflect the financial position and results of operations of J-Hawk.

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant.

The information called for by this item with respect to the Company's directors and with respect to reporting persons under Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the Company's definitive proxy statement pertaining to the 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. Information with respect to the Company's executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

Item 11.  Executive Compensation.

The information called for by this item is incorporated by reference from the Company's definitive proxy statement pertaining to the 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information called for by this item is incorporated by reference from the Company's definitive proxy statement pertaining to the 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions.

The information called for by this item is incorporated by reference from the Company's definitive proxy statement pertaining to the 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)  1.      Financial Statements
                   The consolidated financial statements of FirstCity and combined financial statements of Acquisition Partnerships are incorporated herein by reference to Item 8 "Financial
                   Statements and Supplementary Data" of this Report.

            2.     Financial Statement Schedules
                   Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in Item 8- "Financial Statements and Supplementary Data."

            3.     Exhibits


EXHIBIT
NUMBER         DESCRIPTION

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

4.1 Indenture, dated July 3, 1995, by and between the Registrant and Shawmut Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

4.2 Warrant Agreement, dated July 3, 1995, by and between the Registrant and American Stock Transfer & Trust Company, as Warrant Agent (incorporated herein by reference to Exhibit 4.2 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

10.1 Trust Agreement of FirstCity Liquidating Trust, dated July 3, 1995 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K dated July 3, 1995 filed with the Commission on Registant's July 18, 1995).

EXHIBIT
NUMBER         DESCRIPTION

10.2 Investment Management Agreement, dated July 3, 1995, between the Registrant and FirstCity Liquidating Trust (incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

10.3 Lock-Box Agreement dated July 11, 1995 among the Registrant, NationsBank of Texas, N.A., as lock-box agent, FirstCity Liquidating Trust, FCLT Loans, L.P., and the other Trust-Owned Affiliates signatory thereto, and each of NationsBank of Texas, N.A. and Fleet National Bank, as co-lenders (incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).

10.4 Custodial Agreement dated July 11, 1995 among Fleet National Bank, as custodian, Fleet National Bank, as agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and the Registrant (incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).

10.5 Tier 3 Custodial Agreement dated July 11, 1995 among the Registrant, as custodian, Fleet National Bank, as agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and the Registrant, as servicer (incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).

23.1           Consent of KPMG Peat Marwick LLP.*

23.2           Consent of Jaynes, Reitmeier, Boyd & Therrell, P.C.*

27.1 Financial Data Schedule.* (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K being submitted to the Securities and Exchange Commission. Exhibit 27.1 shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Act of 1934, as amended, or Section 323 of the Trust Indenture Act of 1939, as amended, or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.)

__________________
* Filed
herewith

(b) Registrant did not file a Report on Form 8-K during, or dated during, the fourth quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FIRSTCITY FINANCIAL CORPORATION


                                                By  /s/ James R. Hawkins
                                                ------------------------
                                                James R. Hawkins
                                                Chairman of the Board
March 11, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    Signature                                    Date               Title
                    ---------                                    ----               -----
                                                                                    Chairman of the Board, Chief
                                                                                    Executive Officer and Director
/s/ James R. Hawkins                                         March 11, 1997         (Principle Executive Officer)
--------------------------------------------------
James R. Hawkins

/s/ C. Ivan Wilson                                           March 11, 1997         Vice Chairman and Director
--------------------------------------------------
C. Ivan Wilson
                                                                                    President, Chief Operating Officer and
/s/ James T. Sartain                                         March 11, 1997         Director
--------------------------------------------------
James T. Sartain
                                                                                    Executive Vice President, Senior
                                                                                    Financial Officer, Managing Director -
                                                                                    Mergers and Acquisitions and Director
/s/ Matt A. Landry, Jr.                                      March 11, 1997         (Principal Financial Officer)
--------------------------------------------------
Matt A. Landry, Jr.

                                                                                    Executive Vice President, Managing
/s/ Rick R. Hagelstein                                       March 11, 1997         Director and Director
-------------------------------------------------
Rick R. Hagelstein
                                                                                    Senior Vice President, Chief Financial
/s/ Gary H. Miller                                           March 11, 1997         Officer (Principal Accounting Officer)
--------------------------------------------------
Gary H. Miller

/s/ Richard E. Bean                                          March 11, 1997         Director
--------------------------------------------------
Richard E. Bean

/s/ Bart A. Brown, Jr.                                       March 11, 1997         Director
--------------------------------------------------
Bart A. Brown, Jr.

/s/ Donald J. Douglass                                       March 11, 1997         Director
--------------------------------------------------
Donald J. Douglass

/s/ David W. MacLennan                                       March 11, 1997         Director
--------------------------------------------------
David W. MacLennan

/s/ David Palmer                                             March 11, 1997         Director
--------------------------------------------------
David Palmer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
------         -----------

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

4.1 Indenture, dated July 3, 1995, by and between the Registrant and Shawmut Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

4.2 Warrant Agreement, dated July 3, 1995, by and between the Registrant and American Stock Transfer & Trust Company, as Warrant Agent (incorporated herein by reference to Exhibit 4.2 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

10.1 Trust Agreement of FirstCity Liquidating Trust, dated July 3, 1995 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K dated July 3, 1995 filed with the Commission on Registant's July 18, 1995).

10.2 Investment Management Agreement, dated July 3, 1995, between the Registrant and FirstCity Liquidating Trust (incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

10.3 Lock-Box Agreement dated July 11, 1995 among the Registrant, NationsBank of Texas, N.A., as lock-box agent, FirstCity Liquidating Trust, FCLT Loans, L.P., and the other Trust-Owned Affiliates signatory thereto, and each of NationsBank of Texas, N.A. and Fleet National Bank, as co-lenders (incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).

10.4 Custodial Agreement dated July 11, 1995 among Fleet National Bank, as custodian, Fleet National Bank, as agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and the Registrant (incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).

10.5 Tier 3 Custodial Agreement dated July 11, 1995 among the Registrant, as custodian, Fleet National Bank, as agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and the Registrant, as servicer (incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).

23.1           Consent of KPMG Peat Marwick LLP.*

23.2           Consent of Jaynes, Reitmeier, Boyd & Therrell, P.C.*

27.1 Financial Data Schedule.* (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K being submitted to the Securities and Exchange Commission. Exhibit 27.1 shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Act of 1934, as amended, or Section 323 of the Trust Indenture Act of 1939, as amended, or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.)

__________________
* Filed
herewith