Form 10-K/A
period 1996-12-31
FIRSTCITY FINANCIAL CORP
filed 1997-04-30
CIK 828678

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                FORM 10-K/A NO. 1

(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM___________TO___________

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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13, OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES [X] NO [_]

         THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 3, 1997 WAS 4,932,390. AS OF SUCH DATE, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES, BASED UPON THE CLOSING PRICE OF THESE SHARES ON THE NASDAQ NATIONAL MARKET SYSTEM, WAS APPROXIMATELY $70,239,000.

================================================================================

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


                      PURCHASED ASSET POOLS -- SELLER TYPE
                             (Dollars in thousands)



                                              SELLER
                   -------------------------------------------------------------
                       FDIC/RTC COMBINED                       PRIVATE
                   --------------------------         --------------------------
1992               $      66,908        81%           $       16,206      19 %
1993                     104,835        46                   124,091      54
1994                       1,752         1                   228,878      99
1995                       1,882         1                   211,305      99
1996                      13,902         7                   191,622      93


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


                    PURCHASED ASSET POOLS -- ASSET LOCATIONS
                As a Percentage of Total Purchased Asset Pools
                                                                   AS OF
                                                                DECEMBER 31,

LOCATION                                                       1996     1995
--------                                                       ----     ----
Northeast:
    Connecticut.....................................           12.1%      13.7%
    Massachusetts...................................            8.1       16.7
    New Jersey......................................            6.4        6.8
    New York........................................           10.6        9.8
    Pennsylvania....................................            3.7        6.3
    Vermont.........................................            1.1        1.4
    New Hampshire...................................            3.1        3.5
    Maryland........................................            3.0         .6
                                                            -------    -------
        Subtotal....................................           48.1       58.8
South/Southeast:
    Florida.........................................            9.4        7.5
    Georgia.........................................            1.9        2.1
    North Carolina..................................            1.1         .6
    South Carolina..................................            5.8        1.9
    Texas...........................................           17.8       11.7
    Virginia........................................            2.3        2.3
    Louisiana.......................................            1.5        1.9
                                                            -------     ------
        Subtotal....................................           39.8       28.0
West:
    California......................................            3.0        2.0
Midwest:
    Illinois........................................             .8        1.2
    Missouri........................................             .8        1.2
                                                             ------    -------
        Subtotal....................................            1.6        2.4
Other...............................................            7.5        8.8
                                                             ------    -------
        TOTAL.......................................          100.0%     100.0%
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

         On January 9, 1997, FirstCity executed a letter of intent to merge with Harbor Financial Group, Inc. ("Harbor"). FirstCity and Harbor executed the definitive Agreement and Plan of Merger on March 26, 1997, pursuant to which FirstCity will issue 1,581,000 shares of common stock in exchange for 100% of Harbor's outstanding capital stock. Harbor originates and services residential loans, home improvement loans and commercial mortgages. Harbor has approximately $11 million in equity, assets of over $200 million and 625 employees. The transaction is subject to the approval of both companies' shareholders, and various regulatory approvals.

         Formation of the Company. The Company was formed July 3, 1995 by the merger (the "Merger") of J-Hawk, which was engaged in the asset acquisition, management and resolution business, with and into FirstCity Bancorporation of Texas, Inc. ("FCBOT"), a former bank holding company which had been engaged in a proceeding under Chapter 11 of the Bankruptcy Code since November 1992, following the closure of its banks by regulatory agencies.

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

         Pursuant to the Joint Plan of Reorganization ("Plan of Reorganization"), substantially all of the legal and beneficial interest in the assets of FCBOT, other than $20 million in cash, were transferred to the newly-formed Trust, or to subsidiaries of the Trust. Such assets will be liquidated over the life of the Trust pursuant to the terms thereof. FirstCity, as the sole holder of the Class "A" Certificate under the Trust, will receive from the Trust amounts sufficient to pay certain expenses and its obligations under the 9% senior subordinated notes and the special preferred stock. Any amounts in excess of such sums shall be paid to certain of the former security holders of FCBOT pursuant to the terms of the Class "B" and Class "C" certificates of beneficial interests in the Trust. The liquidation of the assets transferred to the Trust will be managed by FirstCity pursuant to an Investment Management Agreement between the Trust and FirstCity. Subsequent to 1996, FirstCity and the Trust entered into an agreement terminating the Investment Management Agreement, pursuant to which FirstCity received approximately $6.8 million.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         James R. Hawkins, 61, has been Chairman of the Board and Chief Executive Officer of FirstCity since July 3, 1995, and of J-Hawk since 1976.

         James T. Sartain, 48, has been President and Chief Operating Officer of FirstCity since July 3, 1995, and of J-Hawk since 1988.

         Rick R. Hagelstein, 50, has been Executive Vice President and Managing Director of Asset Management of FirstCity since November 1996. Prior thereto, Mr. Hagelstein served as Executive Vice President and Chief Credit Officer of FirstCity since July 3, 1995, and of J-Hawk since 1990. From 1988 to 1990, Mr. Hagelstein was Executive Vice President of ASK Corporation, a manufacturer of solar energy devices.

         Matt A. Landry, Jr., 54, has been Executive Vice President, Senior Financial Officer and Managing Director of Mergers and Acquisitions since November 1996. Prior thereto, Mr. Landry served as Executive Vice President and Chief Financial Officer of FirstCity since July 3, 1995, and of J-Hawk since 1992. From 1988 to 1992, Mr. Landry was President and Chief Operating Officer and a Director of AmWest Savings Association, a savings and loan association.

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

COMPETITION

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

         High and low stock prices and dividends in 1996 and 1995 are displayed in the following table:

                                                         1996            1996 CASH                 1995
                                                        ------          -----------               -----
QUARTER ENDED                                         MARKET PRICE       DIVIDENDS             MARKET PRICE
Common Stock:                                      High          Low       Paid            High           Low
-------------                                      ----          ---       ----            ----           ---
         March 31.........................         $ 22.88     $ 18.25      $ -             $ -           $ -
         June 30..........................           29.00       18.75        -               -             -
         September 30(1)..................           29.50       24.63        -              18.50         12.00
         December 31......................           31.88       27.75        -              22.38         15.13

Special Preferred Stock:

         March 31.........................        $  24.75     $ 23.13      $ -             $ -           $ -
         June 30..........................           25.75       24.13        -               -             -
         September 30 (1).................           26.50       25.31        -              22.38         19.75
         December 31......................           26.50       22.00       3.92 (2)        23.83         21.31

(1) Beginning July 3, 1995, the date of the Merger.
(2) Accrued dividend from July 3, 1995 through September 30, 1996.

         Prior to the Merger of J-Hawk and FCBOT on July 3, 1995, FCBOT's common stock (FBT) was traded over the counter. High and low stock prices for 1995 are displayed in the following table:


                                                                    1995
STOCK PRICES                                                    MARKET PRICE
QUARTER ENDED                                                  High       Low
-------------                                                  ----       ---

March 31.................................................     $0.87      $0.25
June 30..................................................      0.75       0.37
September 30 (1).........................................      0.63       0.25


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         On January 9, 1997, FirstCity executed a letter of intent to merge with Harbor Financial Group, Inc. ("Harbor"), a mortgage bank headquartered in Houston, Texas. FirstCity and Harbor executed the definitive Agreement and Plan of Merger on March 26, 1997, pursuant to which FirstCity will issue 1,581,000 shares of common stock in exchange for 100% of Harbor's outstanding capital stock. Harbor originates and services conventional and niche residential loans, home improvement loans and commercial mortgages. Harbor has approximately $11 million in equity, assets of over $200 million and 625 employees. The transaction remains subject to the approval of both companies' shareholders, and various regulatory approvals.

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

                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------
                                                       1996           1995           1994
                                                    -----------    -----------    -----------
                                                    (Amounts in thousands, except per share data)
Income:
Net gain on purchased asset pools...............  $      19,510   $     11,984  $       7,636
Servicing fees..................................         12,456         10,903          8,080
Interest income on Class "A"  Certificate.......         11,601          8,597              -
Other interest income...........................          7,707          1,572             69
Rental income on purchased real estate pools ...          3,033          1,277              -
Other income....................................          1,037          1,356            921
                                                    -----------    -----------    -----------
                  Subtotal......................         55,344         35,689         16,706
                                                    -----------    -----------    -----------
Expenses:
Interest on senior subordinated notes payable...          3,892          4,721              -
Interest on other notes payable.................          9,980          4,284          1,812
Provision for loan losses.......................          2,029              -              -
Salaries and benefits...........................         10,822          8,094          7,252
Amortization....................................          3,113          1,534              -
Travel..........................................          1,372            797          1,007
Occupancy.......................................          2,433          1,336          1,289
Legal and accounting............................          2,323            400          1,212
Other general and administrative expense........          6,113          2,688          2,483
                                                    -----------    -----------    -----------
                  Subtotal......................         42,077         23,854         15,055
                                                    -----------    -----------    -----------
Equity earnings of acquisition partnerships               6,125          3,834          7,497
                                                    -----------    -----------    -----------
Earnings before income taxes....................         19,392         15,669          9,148
                                                    -----------    -----------    -----------
Provision (benefit) for income taxes............       (16,013)            936          3,121
                                                    -----------    -----------    -----------
Net earnings....................................  $      35,405   $     14,733  $       6,027
                                                    ===========    ===========    ===========
Special preferred dividends.....................          7,709          3,876              -
                                                    -----------    -----------    -----------
Net earnings to common..........................  $      27,696   $     10,857  $       6,027
                                                    ===========    ===========    ===========
Net earnings per share..........................  $        5.63   $       2.98  $        2.37
                                                    ===========    ===========    ===========
Average shares outstanding......................          4,923          3,642          2,544
                                                    ===========    ===========    ===========
Return on average equity .......................           45.9%          34.5%          33.7%


         The following table analyzes the composition of FirstCity's major revenue sources:

                           ANALYSIS OF REVENUE SOURCES


                                                                  YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------
                                                          1996              1995              1994
                                                      ------------      ------------      ------------
                                                                (Dollars in thousands)
RESULTS DERIVED FROM PURCHASED OR
  ORIGINATED ASSET POOLS

NON-PERFORMING ASSET POOLS:

    Asset portfolios purchased...................   $    33,151       $   111,561       $    27,869
    $ collected..................................        70,940            44,760            18,341
    Net gain on collections......................        19,510            11,984             7,636
    Profit margin on purchased asset pools.......         27.50%            26.77%            41.63%
PERFORMING ASSET POOLS:
    Asset portfolios purchased...................   $    25,525       $         -       $         -
    Loans originated.............................        18,146                 -                 -
    Interest income..............................         6,178                 -                 -

SERVICE FEE REVENUES
ACQUISITION PARTNERSHIPS
    $ collected..................................   $   174,012       $   188,934       $   206,627
    Service fee revenue..........................         6,468             6,834             7,940
    Average service fee %........................          3.72%             3.62%             3.84%

TRUST
    $ collected:
       FDIC receivable...........................   $    35,316       $    30,000       $         -
       Other trust assets........................       123,007            77,371                 -
    Service fee revenue..........................         4,241             3,110                 -
    Average service fee %........................          2.68%             2.90%                -

OTHER AFFILIATED ENTITIES
    $ collected..................................   $    28,636       $    18,218       $     3,741
    Service fee revenue..........................         1,747               959               140
    Average service fee %........................          6.10%             5.26%             3.74%

TOTAL SERVICE FEES
    $ collected..................................   $   360,971       $   314,523       $   210,368
    Service fee revenue..........................        12,456            10,903             8,080
    Average service fee %........................          3.45%             3.47%             3.84%

EQUITY EARNINGS IN
  ACQUISITION PARTNERSHIPS
Asset portfolios purchased.......................   $   146,848       $   101,626       $   202,761
Average FirstCity investment.....................        25,784            14,429            15,180
Equity earnings in investments...................         6,125             3,834             7,497




         The following table analyzes operations of FirstCity's acquisition partnerships:

                      ANALYSIS OF ACQUISITION PARTNERSHIPS


                                                                      YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------
                                                            1996              1995                 1994
                                                       --------------    ---------------     ----------------
                                                                       (Dollars in thousands)
GAINS ON DISPOSITION OF ASSET POOLS

         Gross collections.........................  $       174,012   $       188,934      $        206,627
         Cost of collections.......................          134,507           137,564               143,188
                                                       --------------    ---------------     ----------------
         Total gain on disposition of asset pools..  $        39,505   $        51,370      $         63,439
                                                       ==============    ===============     ================
         Variance from previous year due to:.......
                  Collection levels................  $        (4,057)  $        (5,432)     $         30,187
                  Gross profit margins.............           (8,477)           (7,258)               (3,567)
                  Mix..............................              669               621                (2,724)
                                                       --------------    ---------------     ----------------
         Total variance from previous year.........  $       (11,865)  $       (12,069)     $         23,896
                                                       ==============    ===============     ================

INTEREST INCOME
         Performing asset pools....................  $         7,870   $               -    $               -
         Other.....................................              862                   -                    -

COST OF BORROWING
         Interest expense..........................  $        22,065   $         26,482     $          22,544
         Average borrowings........................          188,231            223,028               204,863
         Average rate..............................            11.72%             11.87%               11.00%

OTHER EXPENSES
         Service fee expense.......................  $         6,809   $          6,834     $          7,940
         Legal.....................................            2,266              2,109                3,864
         Property protection.......................            5,712              3,797                6,523
         Other.....................................              693              2,606                3,342
         Total other expenses......................  $        15,480   $         15,346     $         21,669
                                                       ==============    ===============     ================
NET INCOME.........................................  $        10,692   $          9,542     $         19,226
                                                       ==============    ===============     ================



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

         SERVICING FEES. Servicing fees grew to $12.5 million in 1996 from $10.9 million in 1995, an increase of 14%. In connection with the $75 million securitization of performing loans from the acquisition partnerships completed in August 1996, FirstCity recognized $2.0 million of servicing fees, which fees represented revenues that would have been realized both historically and in the future from liquidations of the securitized assets. Excluding fees from collection of Trust assets, servicing fees increased $.4 million from 1995. Subsequent to 1996, FirstCity and the Trust entered into a tentative agreement which proposes the dissolution of the Investment Management Agreement (asset servicing agreement between FirstCity and the Trust), whereby FirstCity will receive approximately $6.8 million as a result of the dissolution.

         INTEREST INCOME AND EXPENSE. Interest income on the Trust Class A Certificate was recorded for only the two post merger quarters in 1995 and all four quarters of 1996. Interest income on the Trust Class A Certificate represents reimbursement to FirstCity (by the Trust) of interest expense of $3.9 million on the senior subordinated notes (all of which were redeemed by July, 1996) and accrual of dividends of $7.7 million on special preferred stock. The Company realized other interest income primarily from performing loans acquired beginning in the third quarter of 1995. Interest expense on other notes payable rose in proportion to higher volumes of debt associated with the purchase of asset pools and equity interest in acquisition partnerships and operating subsidiaries.

         OTHER INCOME AND EXPENSE. Rental income on purchased real estate pools resulted from a third quarter 1995 acquisition of a pool consisting entirely of real estate assets. On this and other real estate purchases, the net operating income derived from such assets is recognized as other income, while gains on sales are recognized upon disposition of the asset. FirstCity augmented the allowance for loan losses associated with the NAF portfolio by providing a $2.0 million provision in 1996.

         GENERAL AND ADMINISTRATIVE EXPENSE. Salaries and benefits, amortization and other general and administrative expenses (including travel, legal and accounting fees, occupancy and other expenses) increased $11.3 million, reflecting higher costs since acquiring Diversified in 1995, increased property expenses and amortization of goodwill and servicing rights in 1996 (such expenses were incurred only in a portion of 1995). Also, other general and administrative expenses in 1995 included a recovery of $.7 million of prior year expenses related to the Merger (which expenses were reimbursed by FCBOT).

         EQUITY IN EARNINGS OF ACQUISITION PARTNERSHIPS. Equity in earnings of acquisition partnerships in 1996 increased $2.3 million from 1995, partially as a result of the securitization and refinancing described above. Collections in the acquisition partnerships decreased $14.9 million, or 7.9%, and caused a decrease in gross profit of $4.1 million. Lower gross profit margins reduced earnings by $8.5 million. However, this decrease was more than offset by interest income on newly-acquired performing asset pools ($7.9 million) and a more favorable method of income allocation and a lower cost of funding on certain new partnerships.

         INCOME TAXES. Federal income taxes are provided at a 35% rate applied to taxable income. The Company believes NOLs are available to it after July 3, 1995, and are recognized as an offset to the provision in the period during which the benefit is realized. A deferred tax benefit of $14.6 million was recorded in the second quarter of 1996, and an additional $1.9 million was recorded in the fourth quarter. Realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carry forward period change.

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

         GENERAL AND ADMINISTRATIVE EXPENSE. Salaries and benefits, amortization and other general and administrative expenses (including travel, legal and accounting fees, occupancy and other expenses) increased 12%, reflecting higher staffing costs since acquiring Diversified and amortization of goodwill and servicing rights in 1995 (none in 1994).

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

                         LIQUIDITY AND CAPITAL RESOURCES

         The following table analyzes the components of portfolio and corporate debt, capital positions at the Company and in the acquisition partnerships and associated leverage ratios of FirstCity and the acquisition partnerships:

                      ANALYSIS OF COMBINED DEBT AND EQUITY

                                                                              1996              1995
                                                                           --------            ------
                                                                             (Dollars in thousands)
AVERAGE DEBT OUTSTANDING:

    Borrowing by acquisition partnerships, non-recourse               $        188,231  $         223,028
    Borrowings secured by purchased asset pools, non-recourse                   58,898             36,348
    Borrowings secured by automobile receivables, non-recourse                  14,885                  -
    Senior subordinated notes, with recourse                                    43,288             52,614
    Other secured corporate borrowings, with recourse                           26,773              3,851
                                                                       ---------------   ----------------
    Total average debt outstanding                                    $        332,075  $         315,841

COMBINED EQUITY AT YEAR END:
    FirstCity Financial Corporation                                   $         74,213  $          46,251
    Minority interest in
        acquisition partnerships                                                18,447             20,462
                                                                       ---------------   ----------------
    Total equity                                                      $         92,660  $          66,713

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

                         COMMON AND PREFERRED STOCK DATA

         FirstCity's common (FCFC) and special preferred (FCFCP) shares were listed on the Nasdaq National Market System effective November 3, 1995, and were traded over the counter beginning July 3, 1995. The number of common stockholders of record on December 31, 1996, was approximately 650. High and low stock prices and dividends in 1996 and 1995 are displayed in the following table:

                                                     1996                 1996 CASH                 1995
                                                    ------               -----------               -----
QUARTER ENDED                                    MARKET PRICE            DIVIDENDS              MARKET PRICE
-------------
Common Stock:                                  High          Low            Paid             High          Low
                                               ----          ---            ----             ----          ---

         March 31.........................    $ 22.88     $ 18.25       $   -              $     -       $    -
         June 30..........................      29.00       18.75           -                    -            -
         September 30(1)..................      29.50       24.63           -                18.50         12.00
         December 31......................      31.88       27.75           -                22.38         15.13

Special Preferred Stock:
         March 31.........................   $  24.75     $ 23.13       $   -              $     -       $    -
         June 30..........................      25.75       24.13           -                    -            -
         September 30 (1).................      26.50       25.31           -                22.38         19.75
         December 31......................      26.50       22.00        3.92 (2)            23.83         21.31

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

                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

                                                            1996                    1995
                                                           Fourth                  Fourth
                                                           Quarter                 Quarter
                                                           -------                 -------
                                                  (Dollars in thousands, except per share data)
Income...........................................   $          13,644         $         16,639
Expenses.........................................              10,656                   12,694
Equity earnings of acquisition partnerships                     1,872                    1,665
 .................................................
Earnings before income taxes.....................               4,860                    5,610
Provision (benefit) for income taxes.............             (2,142)                        -
                                                          -----------            -------------
Net earnings.....................................   $           7,002         $          5,610
                                                          ===========            =============
Special preferred dividends......................               1,937                    1,938
                                                          -----------            -------------
Net earnings to common...........................   $           5,065         $          3,672
                                                          ===========            =============
Net earnings per share...........................   $            1.03         $           0.75

         The reductions in income and expenses from the fourth quarter of 1995 to that of 1996 were caused primarily by the absence of $2.4 million of interest on senior subordinated notes (and corresponding interest income on Class "A" Certificate) that were redeemed earlier in 1996. Equity in earnings of acquisition partnerships was relatively flat. A deferred tax benefit of $1.9 million was recognized in the fourth quarter of 1996.

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

         In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financialcomponents approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management does not expect that the adoption of SFAS No. 125 will have a material impact on the Company's consolidated financial position, results of operations or liquidity.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    December 31,
                                                                                    ------------
                                                                            1996                     1995
                                                                            ----                     ----
                                                                          (Dollars in thousands, except per
                                                                                     share data)
Assets
------
Cash and cash equivalents......................................     $             11,441    $              8,370
Purchased asset pools and loan receivables, net................                  107,637                  95,939
Equity investments in and advances to acquisition
    partnerships...............................................                   21,761                  26,187
Class "A" Certificate of FirstCity Liquidating Trust...........                   53,617                 162,245
Deferred tax benefit...........................................                   16,500                       -
Other assets, net..............................................                   16,257                  16,148
                                                                     -------------------      ------------------
        Total Assets...........................................     $            227,213    $            308,889
                                                                     ===================      ==================

Liabilities, Special Preferred Stock and Shareholders' Equity
-------------------------------------------------------------
Liabilities:
    Notes payable, secured.....................................     $             91,924    $             85,518
    Senior subordinated notes payable..........................                        -                 106,690
    Notes payable to others....................................                    4,747                   8,988
    Other liabilities..........................................                    2,712                   5,887
                                                                     -------------------      ------------------
        Total Liabilities......................................                   99,383                 207,083
                                                                     -------------------      ------------------
Commitments and contingencies..................................                        -                       -
Special preferred stock, including dividends of $1,938
    and $3,876, respectively (nominal stated value of
    $21 per share; 2,500,000 shares authorized;
    2,460,911 issued and outstanding)..........................                   53,617                  55,555
Shareholders' equity:
    Optional preferred stock (par value $.01 per share;
        100,000,000 shares authorized; no shares
        issued or outstanding).................................                        -                       -
    Common stock (par value $.01 per share;
        100,000,000  shares authorized; issued and
        outstanding: 4,932,360 and 4,921,422 shares,
        respectively)..........................................                       49                      49
    Paid in capital............................................                   23,182                  22,916
    Retained earnings..........................................                   50,982                  23,286
                                                                     -------------------      ------------------

        Total Shareholders' Equity.............................                   74,213                  46,251
                                                                     -------------------      ------------------
        Total Liabilities, Special Preferred Stock and              $            227,213    $            308,889
           Shareholders' Equity................................
                                                                     ===================      ==================





See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                Year Ended December 31,
                                                                -----------------------
                                                     1996               1995              1994
                                                     ----               ----              ----
                                                   (Amounts in thousands, except per share data)
Proceeds from disposition and
    payments received on purchased
    asset pools.............................    $       70,940    $        44,760   $        18,341
Cost of purchased asset pools...............            51,430             32,776            10,705
                                                 -------------      -------------     -------------
    Net gain on purchased asset pools.......            19,510             11,984             7,636
Other income:
    Servicing fees..........................            12,456             10,903             8,080
    Interest income on Class"A"
        Certificate.........................            11,601              8,597                 -
    Other interest income...................             7,707              1,572                69
    Rental income on purchased real
        estate pools........................             3,033              1,277                 -
    Other...................................             1,037              1,356               921
                                                 -------------      -------------     -------------
                                                        55,344             35,689            16,706
                                                 -------------      -------------     -------------
Expenses:
    Interest on senior subordinated
        notes payable.......................             3,892              4,721                 -
    Interest on other notes payable.........             9,980              4,284             1,812
    Provision for loan losses...............             2,029                  -                 -
    Salaries and benefits...................            10,822              8,094             7,252
    Amortization............................             3,113              1,534                 -
    Other general and administrative........            12,241              5,221             5,991
                                                 -------------      -------------     -------------
                                                        42,077             23,854            15,055
                                                 -------------      -------------     -------------

Equity in earnings of acquisition
    partnerships............................             6,125              3,834             7,497
                                                 -------------      -------------     -------------
    Earnings from operations before
        income taxes........................            19,392             15,669             9,148
                                                 -------------      -------------     -------------
Provision (benefit) for income taxes........          (16,013)                936             3,121
                                                 -------------      -------------     -------------

        Net earnings........................    $       35,405    $        14,733   $         6,027
                                                 =============      =============     =============
Special preferred dividends.................             7,709              3,876                 -
                                                 -------------      -------------     -------------
Net earnings to common shareholders.........    $       27,696    $        10,857   $         6,027
                                                 =============      =============     =============
Net earnings per share......................    $        5.63     $          2.98   $          2.37
                                                 =============      =============     =============
Weighted average shares outstanding.........             4,923              3,642             2,544
                                                 =============      =============     =============


                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                         Total
                                               Common            Paid in            Retained         Shareholders'
                                               Stock             Capital            Earnings             Equity
                                            ------------      -------------      --------------      --------------
                                                                  (Dollars in thousands)
Balances, January 1, 1994.............    $          787    $         1,812    $         12,541     $        15,140
Net earnings for 1994.................                 -                  -               6,027               6,027
Stock dividend (78,708 shares)........               787                  -               (787)                   -
                                            ------------      -------------      --------------      --------------

Balances, December 31, 1994...........             1,574              1,812              17,781              21,167
Common stock issued (5,935
   shares)............................                59                720                   -                 779
Common stock retired (11,080
   shares)............................             (111)            (1,089)                   -             (1,200)
Net assets spun off to Combined
   Financial Corporation..............                 -                  -             (5,352)             (5,352)
Merger with First City
   Bancorporation of Texas, Inc.......           (1,473)             21,473                   -              20,000
Net earnings for 1995.................                 -                  -              14,733              14,733
Preferred stock dividends.............                 -                  -             (3,876)             (3,876)
                                            ------------      -------------      --------------      --------------
Balances, December 31, 1995...........                49             22,916              23,286              46,251
Exercise of warrants, options and
   employee stock purchase plan
   (10,938 shares)....................                 -                266                   -                 266
Net earnings for 1996.................                 -                  -              35,405              35,405
Preferred stock dividends.............                 -                  -             (7,709)             (7,709)
                                            ------------      -------------      --------------      --------------
Balances, December 31, 1996...........    $           49    $        23,182    $         50,982     $        74,213
                                            ============      =============      ==============      ==============



                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 Year Ended December 31,
                                                                                                 -----------------------
                                                                                         1996              1995              1994
                                                                                       --------          --------          --------
                                                                                                (Dollars in thousands)
Cash flows from operating activities:
    Net earnings .............................................................        $  35,405         $  14,733         $   6,027
    Adjustments to reconcile net earnings to net cash used
     in operating activities, net of effect of acquisitions:
         Cost of collections .................................................           51,430            32,776            10,705
         Purchase of asset pools .............................................          (77,964)          (42,727)          (27,869)
         Provision for loan losses ...........................................            2,029              --                --
         Equity in earnings of acquisition partnerships ......................           (6,125)           (3,834)           (7,497)
         Collections on performing asset pools ...............................           11,646             1,293              --
         Deferred income tax expense (benefit) ...............................          (16,500)              (64)            1,481
         Depreciation and amortization .......................................            4,047             1,886               299
         (Increase) decrease in other assets .................................           (9,255)          (10,881)              270
         Increase (decrease) in other liabilities ............................           (3,300)              (25)              278
                                                                                      ---------         ---------         ---------
         Net cash used in operating activities ...............................           (8,587)           (6,843)          (16,306)
                                                                                      ---------         ---------         ---------

Cash flows from investing activities, net of effect of
     acquisitions:
     Advances to acquisition partnerships and affiliates .....................           (1,256)           (9,755)             --
     Payments on advances to acquisition partnerships and
       affiliates ............................................................            9,821               169              --
     Acquisition of subsidiaries .............................................             (302)           (7,753)             --
     Principal and special preferred dividend payments on
       Class "A" Certificate .................................................          115,337              --                --
     Property and equipment, net .............................................           (1,026)           (1,385)             (435)
     Contributions to acquisition partnerships ...............................          (30,704)           (3,583)           (4,431)
     Distributions from acquisition partnerships .............................           31,279             5,206            12,327
                                                                                      ---------         ---------         ---------
         Net cash provided by (used in) investing activities .................          123,149           (17,101)            7,461
                                                                                      ---------         ---------         ---------

Cash flows from financing activities, net of effect of
     acquisitions:
     Borrowings under notes payable ..........................................          103,619            49,224            23,763
     Payments of notes payable ...............................................         (100,039)          (40,726)          (11,888)
     Payment of senior subordinated notes payable ............................         (105,690)             --                --
     Additions to notes payable to stockholders and officers .................             --               1,930             1,695
       Reduction of notes payable to stockholders and officers ...............             --              (1,843)           (3,456)
     Capital contribution of First City Bancorporation of
       Texas, Inc. ...........................................................             --              20,000              --
     Proceeds from issuing common stock ......................................              266               779              --
     Dividends paid ..........................................................           (9,647)             --                --
     Retirement of common stock ..............................................             --              (1,200)             --
                                                                                      ---------         ---------         ---------
         Net cash provided by (used in) financing activities .................         (111,491)           28,164            10,114
                                                                                      ---------         ---------         ---------

Net increase in cash .........................................................        $   3,071         $   4,220         $   1,269
Cash, beginning of year ......................................................            8,370             4,150             2,881
                                                                                      ---------         ---------         ---------

Cash, end of year ............................................................        $  11,441         $   8,370         $   4,150
                                                                                      =========         =========         =========
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Interest ..............................................................        $  13,822         $   8,683         $   1,794
                                                                                      =========         =========         =========
       Income taxes ..........................................................        $     116         $   1,000         $   4,690
                                                                                      =========         =========         =========



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

         The sub-prime automobile finance receivables, which are acquired from third party dealers, are generally purchased at a non-refundable discount from the contractual principal amount. This discount is allocated between discount available for loan losses and discount available for accretion to interest income. Discounts allocated to discounts available for accretion are deferred and accreted to income using the interest method. To date all acquired discounts have been allocated as discounts available for loan losses. To the extent the discount is considered insufficient to absorb anticipated losses on acquired portfolios, additions to the allowance are made through a provision for loan losses (see Note 3). The evaluation of the discount and allowance considers portfolio performance, historical losses, delinquency statistics, collateral valuations and current economic conditions on a pool by pool basis.


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

         (2)      MERGERS AND ACQUISITIONS

         A Joint Plan of Reorganization by First City Bancorporation of Texas, Inc. ("FCBOT" or the "Debtor"), Official Committee of Equity Security Holders, and J-Hawk Corporation ("J-Hawk"), with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, (the "Plan of Reorganization"), became effective on July 3, 1995. Pursuant to the Plan of Reorganization and an Agreement and Plan of Merger (collectively referred to as the "Plan") between the Debtor and J-Hawk, on July 3, 1995, JHawk was merged (the "Merger") with and into FCBOT. Pursuant to the Merger, (i) the former holders of common stock of J-Hawk received, in the aggregate, approximately 49.9% of the outstanding common stock of the surviving entity, in exchange for their shares of J-Hawk common stock, (ii) approximately 50.1% of the outstanding common stock of the surviving entity was distributed among former security holders of the Debtor pursuant to the Plan, and (iii) the name of the corporation was changed to FirstCity Financial Corporation. As a result of the implementation of the Plan and the consummation of the Merger, FirstCity also issued (i) 9% senior subordinated notes (all of which have been redeemed),
(ii) warrants to purchase 500,000 shares of its common stock at an exercise price of $25 per share, and (iii) special preferred stock to certain former security holders of the Debtor.

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


Cash and equivalents                           $        232
Purchased asset pools                                12,375
Other assets                                          2,839
Notes payable                                       (8,187)
Payable to stockholders and officers                (1,669)
Other liabilities                                     (238)
                                                  ---------
         Net assets spun out                   $      5,352
                                                  =========

         Pursuant to the Plan, substantially all of the legal and beneficial interest in the assets of the Debtor, other than the $20 million in cash contributed to FirstCity, were transferred to the newly-formed FirstCity Liquidating Trust (the "Trust"), or to subsidiaries of the Trust. Such assets are being liquidated over the life of the Trust pursuant to the terms thereof. FirstCity, as the sole holder of the Class "A" Certificate under the Trust, received from the Trust amounts sufficient to pay certain expenses and its obligations under the 9% senior subordinated

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

notes and the special preferred stock during 1996 and 1995. The Company anticipates receiving sufficient amounts in future periods to satisfy remaining obligations associated with the special preferred stock. Any amounts in excess of such sums shall be paid to certain of the former security holders of the Debtor pursuant to the terms of the Class "B" and Class "C" certificates of beneficial interests in the Trust. To date, no value has been attributed to the Class "C" certificate. The liquidation of the assets transferred to the Trust are managed by FirstCity pursuant to an Investment Management Agreement between the Trust and FirstCity. Subsequent to 1996, FirstCity and the Trust entered into a tentative agreement which proposes the dissolution of the Investment Management Agreement, whereby FirstCity will receive approximately $6.8 million as a result of the dissolution. Should the dissolution occur, it is anticipated to be effective in the first half of 1997.

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

         On January 9, 1997, FirstCity executed a letter of intent to merge with Harbor Financial Group, Inc., ("Harbor"). FirstCity and Harbor executed the definitive Agreement and Plan of Merger on March 26, 1997,

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

pursuant to which FirstCity will issue 1,581,000 shares of common stock in exchange for 100% of Harbor's outstanding capital stock. Harbor originates and services residential loans, home improvement loans and commercial mortgages. Harbor has approximately $11 million in equity, assets of over $200 million and 625 employees. The transaction is subject to approval of both companies' shareholders and various regulatory approvals.

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


                                                               Year ended December 31,
                                                ------------------------------------------------------
                                                    1996                1995                 1994
                                                ------------      ----------------      --------------
Net revenues (including equity earnings)......  $     99,089      $         59,965      $       40,865
Net earnings to common........................        31,420                11,368               5,445
Net earnings per share........................          4.82                  2.17                1.31

(3)      PURCHASED ASSET POOLS AND LOAN RECEIVABLES

         The purchased asset pools are summarized as follows:


                                                                             December 31,
                                                       -------------------------------------------------
                                                               1996                            1995
                                                       --------------------             ----------------
Non-performing asset pools:
    Loans:
    Borrowers' obligation on outstanding balance of:
        Performing loans                               $            39,416              $        55,337
        Non-performing loans                                       254,828                      339,465
                                                       --------------------             ----------------
                                                                   294,244                      394,802
    Real estate assets                                               7,995                       10,052
                                                       --------------------             ----------------
                                                                   302,239                      404,854

Performing asset pools:
    Loans:
    Borrowers' obligation on outstanding balance of:
        Performing loans                                            14,385                       16,714
        Non-performing loans                                           559                            -
                                                       --------------------             ----------------
                                                                    14,944                       16,714
Automobile finance receivables:
    Borrowers' obligation on outstanding balance of:
        Performing loans                                            31,503                            -
        Non-performing loans                                         2,080                            -
    Allowance for losses                                            (2,693)                           -
                                                       --------------------             ----------------
                                                                     30,890                           -

Purchased real estate pool (at amortized cost)                      25,303                       35,179
                                                       --------------------             ----------------
    Total purchased asset pools                                    373,376                      456,747

Discount required to reflect purchased asset pools
    at amortized cost                                             (265,739)                    (360,808)
                                                       --------------------             ----------------
    Purchased asset pools, net                         $           107,637              $        95,939
                                                       ====================             ================

       The purchased asset pools are pledged to secure non-recourse notes payable.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

            The activity in the allowance for loan losses is summarized as follows:


                                                              Year ended December 31,
                                                     -------------------------------------
                                                          1996                  1995
                                                     --------------        ---------------
Balances, beginning of year                        $              -      $               -
    Provision for loan losses                                 2,029                      -
    Discounts acquired                                        5,989                      -
    Reduction in contingent liabilities                       1,415                      -
    Charge off activity:
        Principal balances charged off                      (7,390)                      -
        Recoveries                                             650                       -
                                                     --------------        ---------------
            Net charge offs                                 (6,740)                      -
                                                     --------------        ---------------
Balances, end of year                              $          2,693      $               -
                                                     ==============        ===============

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

(4)     ACQUISITION PARTNERSHIPS

         The Company has investments in partnerships and related general partners that are accounted for on the equity method. These partnerships invest in asset pools in a manner similar to the Company, as described in Note 1. The condensed combined financial position and results of operations of the acquisition partnerships and general partners are summarized below:

                        CONDENSED COMBINED BALANCE SHEETS


                                               December 31,
                                    ----------------------------------
                                         1996               1995
                                    --------------     ---------------
Assets                             $       196,533    $        235,820
                                    ==============     ===============
Liabilities                                144,094             180,659
Net equity                                  52,439              55,161
                                    --------------     ---------------
                                   $       196,533    $        235,820
                                    ==============     ===============
Company's equity in
acquisition partnerships           $        21,761    $         16,601
                                    ==============     ===============
Advances to acquisition
         partnerships              $             -    $          9,586
                                    ==============     ===============

                     CONDENSED COMBINED STATEMENTS OF INCOME


                                                       Year Ended December 31,
                                            ----------------------------------------------
                                                1996             1995             1994
                                            -------------    -------------    ------------
Collections                                $      174,012   $      188,934   $     206,627
Gross margin                                       39,505           51,370          63,439
Interest income on performing asset pools
                                                    7,870                -               -
Net income                                         10,692            9,542          19,226
                                            =============    =============    ============
Company's equity in net income of
         acquisition partnerships          $        6,125   $        3,834   $       7,497
                                            =============    =============    ============

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

(6)    NOTES PAYABLE

       Notes payable at December 31, 1996 and 1995 consist of the following:

                                                                         1996               1995
                                                                      ----------         ----------
Collateralized loans, secured by acquired asset pools:
    Prime (8.25% at December 31, 1996) plus 2%, due 1997          $         37,491   $        53,204
    LIBOR (5.5% at December 31, 1996) plus 3.25% to 5.25%,
       due 1997-1998                                                        33,276            25,580
    Other                                                                        -               543
 Borrowings under revolving line of credit, secured and with
    recourse to FirstCity                                                   19,384             5,216
Other secured borrowings                                                     1,773               975
                                                                    --------------      ------------
    Notes payable, secured                                        $         91,924   $        85,518
                                                                    ==============      ============
Prime + 2%, due to Trust                                          $              -   $         2,000
Diversified shareholder debt                                                 4,747             6,988
                                                                    --------------      ------------
    Notes payable to others                                       $          4,747   $         8,988
                                                                    ==============      ============

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

(7)      SPECIAL PREFERRED STOCK AND SHAREHOLDER'S EQUITY

         The authorized capital stock of the Company consists of 202.5 million shares divided into three classes as follows: (1) 2.5 million shares of special preferred stock, par value $.01 per share, with a nominal stated value of $21.00 per share; (2) 100 million shares of optional preferred stock, par value $.01 per share; and (3) 100 million shares of common stock, par value $.01 per share. Additionally, on July 3, 1995, under the Plan, the Company authorized the issuance of up to 500,000 warrants to purchase common stock to certain of the Debtor's shareholders. In connection with the Merger, 4,921,422 shares of common stock, 2,460,911 shares of special preferred stock and 500,000 warrants were issued.

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


                                                  1996         1995
                                                  ----         ----
Net earnings to common shareholders:
As reported................................  $    27,696    $  10,857
Pro forma..................................       26,983       10,740

Net earnings per share:
As reported................................  $      5.63    $    2.98
Pro forma..................................         5.48         2.95

         Stock option activity during the periods indicated is as follows:


                                                          1996                                 1995
                                            --------------------------------      -------------------------------
                                                                 Weighted                             Weighted
                                                                 Average                               Average
                                                                 Exercise                             Exercise
                                               Shares             Price              Shares             Price
                                            ------------      --------------      ------------      -------------
Outstanding at beginning of year                 229,600    $       20.20                    -    $          -
Granted                                           18,000            30.75              229,600             20.20
Exercised                                        (4,500)            20.00                    -               -
Forfeited                                       (20,000)            20.00                    -               -
                                            ------------                          ------------
Outstanding at end of year                       223,100            21.07              229,600             20.20
                                            ============                          ============

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

(8)      INCOME TAXES

         Income tax expense (benefit) consists of:

                                               1996               1995              1994
                                           -------------      ------------      -------------
Federal and state current expense       $            487   $         1,000    $         1,640
Federal deferred expense (benefit)              (16,500)              (64)              1,481
                                           -------------      ------------      -------------
                Total                   $       (16,013)   $           936    $         3,121
                                           =============      ============      =============

         The actual income tax expense (benefit) attributable to earnings from operations differs from the expected tax expense (computed by applying the U.S. Federal corporate tax rate of 35% for 1996 and 1995 and 34% for 1994 to earnings from operations before income taxes) as follows:


                                                 1996             1995           1994
                                              -----------      ----------     ----------
Computed expected tax expense               $       6,787   $       5,484   $      3,110
Increase (reduction) in income
taxes resulting from:
Tax effect of "A" Certificate                     (4,060)         (3,009)              -
Change in valuation allowance                    (18,776)         (1,522)              -
Other                                                  36            (17)             11
                                              -----------      ----------     ----------
                                            $    (16,013)   $         936    $     3,121
                                              ===========      ==========     ==========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1996 and 1995, are as follows:

                                                                       1996               1995
                                                                   ------------       ------------
Deferred tax assets:
  Investments in partnerships, principally due to
      differences in basis for tax and financial
      reporting purposes                                      $             403    $         1,103
  Intangibles, principally due to differences in
  amortization                                                            1,138                403
  Accrued expenses not deductible for tax purposes                            -                437
  U.S. net operating loss carry forward                                 207,050            208,924
  Valuation allowance                                                 (192,091)          (210,867)
                                                                   ------------       ------------
      Total deferred tax assets, net                          $          16,500    $             -
                                                                   ============       ============


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

(A)      CASH AND EQUIVALENTS AND CLASS "A" CERTIFICATE OF FIRSTCITY LIQUIDATING
         TRUST

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of theiroperations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of J-Hawk Corporation and subsidiaries, the predecesor entity to FirstCity Financial Corporation and subsidiaries, for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                        JAYNES, REITMEIER, BOYD & THERRELL, P.C.

Waco, Texas
February 8, 1995


                         FIRSTCITY FINANCIAL CORPORATION
                             SELECTED FINANCIAL DATA

                  (Dollars in thousands, except per share data)

                                                   1996        1995          1994          1993        1992
                                                   ----        ----          ----          ----        ----
Income..........................................  $55,344     $35,689       $16,706      $15,215       $17,818
Expenses........................................   42,077      23,854        15,055       14,054        16,686
Equity in earnings of acquisition partnerships..    6,125       3,834         7,497        8,058         4,382
Earnings from operations before income taxes....   19,392      15,669         9,148        9,219         5,514
Net earnings (1)................................   35,405      14,733         6,027        6,184         3,510
Special preferred dividends.....................    7,709       3,876             -            -             -
Net earnings to common (1)......................   27,696      10,857         6,027        6,184         3,510
Net earnings per share (1)......................     5.63        2.98          2.37         2.43          1.38
Dividends per common share......................        -           -             -            -             -
At year end:
         Total assets...........................  227,213     308,889        52,282       35,798        27,405
         Total notes payable....................   96,671     201,196        27,098       16,985        17,370
         Special preferred stock................   53,617      55,555             -            -             -
         Total common equity....................   74,213      46,251        21,167       15,140         8,956

(1) Includes $16.5 million of deferred tax benefit in 1996


                        SELECTED QUARTERLY FINANCIAL DATA

                                                 1996                                      1995
                               -----------------------------------------    ----------------------------------------
                                                       (Dollars in thousands, except per share data)
                                   First    Second      Third    Fourth      First    Second     Third     Fourth
                                  Quarter   Quarter    Quarter   Quarter    Quarter   Quarter   Quarter   Quarter
                                  -------   -------    -------   -------    -------   -------   -------   -------
Income.........................   $13,329   $13,906    $14,465   $13,644     $3,340    $6,781    $8,929   $16,639
Expenses.......................    10,513    10,287     10,621    10,656      2,529     3,409     5,222    12,694
Equity earnings of
  acquisition partnerships.....       714       916      2,623     1,872        628       731       810     1,665
Net earnings(1)................     3,390    18,905      6,108     7,002        949     3,657     4,517     5,610
Special preferred dividends....     1,938     1,938      1,896     1,937          -         -     1,938     1,938
Net earnings to common(1)......     1,452    16,967      4,212     5,065        949     3,657     2,579     3,672
Net earnings per share(1)......      0.30      3.45       0.86      1.03       0.42      1.54      0.52      0.75

----------------------
(1) Includes $14.6 million and $1.9 million deferred tax benefit in second and fourth quarters, respectively, of 1996


                            ACQUISITION PARTNERSHIPS
                             COMBINED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


                                                                                         1996                    1995
                                                                                         ----                    ----
Assets:
-------
Cash............................................................................ $              8,812     $             8,332
Purchased loan pools, net.......................................................              177,480                 221,508
Investments in trust certificates...............................................                5,195                       -
Receivable from affiliates......................................................                  234                     108
Restricted cash.................................................................                  795                   2,751
Other assets....................................................................                3,150                   2,442
                                                                                 $            195,666     $           235,141
                                                                                 ====================     ===================

Liabilities and Partners' Capital:
----------------------------------
Accounts payable (including $574 and $724 to affiliates in
  1996 and 1995, respectively).................................................. $              1,756     $               724
Accrued liabilities.............................................................                1,738                   8,550
Long-term debt (including $74,341 and $87,611 to affiliates in
  1996 and 1995, respectively)..................................................              141,054                 171,448
                                                                                 --------------------     -------------------
              Total liabilities.................................................              144,548                 180,722

Contingencies...................................................................                    -                       -

Partners' capital...............................................................               51,118                  54,419
                                                                                 --------------------     -------------------
                                                                                 $            195,666     $           235,141
                                                                                 ====================     ===================



See accompanying notes to combined financial statements.

                            ACQUISITION PARTNERSHIPS
                        COMBINED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)


                                                                      1996                   1995                      1994
                                                                ---------------       -----------------        -------------------
Proceeds from disposition of and payments received
      on purchased loan pools.................................  $       174,012       $         188,934        $           204,057
Cost of purchased loan pools..................................        (134,507)               (137,564)                  (140,779)
      Net gain on purchased loan pools........................           39,505                  51,370                     63,278
Interest income on performing loan pools......................            7,870                       -                          -
Interest expense (including $14,571, $13,333
  and $10,197 to affiliates in 1996, 1995
  and 1994, respectively).....................................         (22,065)                (27,034)                   (22,544)
General, administrative and operating   expenses..............         (14,777)                (14,870)                   (20,996)
Other income (expense), net...................................              210                     121                      (428)
                                                                ---------------       -----------------        -------------------
      Net income..............................................  $        10,743       $           9,587        $            19,310
                                                                ===============       =================        ===================




See accompanying notes to combined financial statements.



                            ACQUISITION PARTNERSHIPS
               COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)


                                                                  Class B
                                   Class A Equity                 Equity
                            -----------------------------      -------------
                              General          Limited            Limited            General          Limited
                             Partners          Partners          Partners           Partners          Partners          Total
                            -----------      ------------      -------------       -----------      ------------    --------------
Balance at December 31,
  1993....................  $       540      $     26,481      $      22,509       $        16      $        796    $       50,342
Contributions.............          169             8,262                  -                 6               283             8,720
Distributions.............         (444)          (21,769)            (3,974)              (30)           (1,453)          (27,670)
Net income................          269            13,219              2,634                64             3,124            19,310
                           ------------     -------------      -------------      ------------    --------------  ----------------
Balance at December 31,
  1994....................          534            26,193             21,169                56             2,750            50,702
Contributions.............           82             4,027                  -                60             2,946             7,115
Distributions.............         (197)           (9,645)            (1,585)              (31)           (1,527)          (12,985)
Net income................          154             7,511              1,648                 6               268             9,587
                           ------------     -------------      -------------       -----------     -------------   ---------------
Balance at December 31,
  1995....................          573            28,086             21,232                91             4,437            54,419
Contributions.............           54             2,621                  -               986            48,303            51,964
Distributions.............         (400)          (19,598)            (3,082)             (860)          (42,068)          (66,008)
Net income................           47             2,301                556               156             7,683            10,743
                            -----------      ------------      -------------       -----------      ------------    --------------
Balance at December 31,
  1996....................    $     274         $  13,410         $   18,706        $      373       $    18,355       $    51,118
                            ===========      ============      =============       ===========      ============    ==============


See accompanying notes to combined financial statements.


                            ACQUISITION PARTNERSHIPS
                        COMBINED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)


                                                                    1996                 1995               1994
                                                                 ----------           ----------         ----------
Cash flows from operating activities:
     Net income                                                $       10,743        $      9,587       $     19,310
       Adjustments to reconcile net income to net cash
         provided by (used in) operating
         activities:
         Amortization of loan origination and commitment
           fees                                                         1,483               2,415              2,542
         Provision for losses                                             585                   -                  -
         Net gain on purchased loan pools                            (39,505)            (51,370)           (63,278)
         Purchase of loan pools                                     (102,695)           (101,626)          (200,350)
         Capitalized costs on purchased  loan pools                   (3,330)             (1,643)               (99)
         Proceeds from disposition and payments received
           on purchased loan pools                                    188,002             188,934            204,057
         (Increase) decrease in receivable from affiliates              (126)                  49                232
         (Increase) decrease in restricted cash                         1,956                 765            (2,166)
         Increase in other assets                                     (2,191)             (1,186)            (3,774)
         Increase (decrease) in accounts payable                        1,032               (135)                281
         Increase (decrease) in accrued liabilities                   (6,812)               1,730              5,325
                                                               --------------        ------------       ------------
           Net cash provided by (used in) operating
                  activities                                           49,142              47,520       (37,920)

Cash flows from investing activities:
     Purchase of trust certificates                                   (4,224)                   -                  -
                                                               --------------        ------------       ------------
       Net cash used in operating activities                          (4,224)                   -                  -

Cash flows from financing activities:
     Borrowing on acquisition debt                                          -              12,840             10,262
     Repayment of acquisition debt                                   (28,967)            (12,840)           (10,262)
     Borrowing on long-term debt                                      263,614             112,050            251,601
     Repayment of long-term debt                                    (265,041)           (154,312)          (189,574)
     Capital contributions                                             38,180               7,115              8,720
     Capital distributions                                           (52,224)            (12,985)           (27,670)
                                                               --------------        ------------       ------------
           Net cash provided by (used in)
           financing activities                                      (44,438)            (48,132)             43,077
                                                               --------------        ------------       ------------
Net increase (decrease) in cash                                           480               (612)              5,157
Cash at beginning of year                                               8,332               8,944              3,787
                                                               --------------        ------------       ------------
Cash at end of year                                            $        8,812        $      8,332       $      8,944
                                                               ==============        ============       ============

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

(3)   PURCHASED LOAN POOLS

      The purchased loan pools at December 31, 1996 and 1995 are summarized as follows:


                                                                                 1996                         1995
                                                                         --------------------           ----------------
      Loans:
      Borrowers' obligation on outstanding balance of:
         Performing loans                                                $            106,623           $        156,590
         Non-performing loans                                                         173,350                    213,847
                                                                         --------------------           ----------------
                                                                                      279,973                    370,437
      Foreclosed assets                                                                44,367                     49,822
                                                                         --------------------           ----------------
                                                                                      324,340                    420,259
      Discount required to reflect purchased asset pools at
         amortized cost                                                             (146,860)                  (198,751)
                                                                         --------------------           ----------------
      Purchased loan pools, net                                          $           177,480            $       221,508
                                                                         ====================           ================


                            ACQUISITION PARTNERSHIPS
              Notes to Combined Financial Statements - (continued)
                             (Dollars in thousands)


(4)   NOTES PAYABLE

      Notes payable at December 31, 1996 and 1995 consist of the following:



                                                                                   1996                1995
                                                                                ----------          ----------
Senior collateralized loans, secured by acquired asset pools:
      Prime (8.25% at December 31, 1996) plus 1.5% to 2.5%                   $        39,283       $     27,737
      LIBOR (5.5% at December 31, 1996) plus 3.25% to 6.5%                            92,455             61,140
      New York inter-bank offering rate (6.5% at December 31, 1996)
         plus 3%                                                                       4,457             27,513
Subordinated collateralized loans, secured by acquired asset pools
      Prime (8.25% at December 31, 1996) plus 2% to 7%                                 4,859             55,058
                                                                               -------------       ------------
                                                                             $       141,054            171,448
                                                                               =============       ============

      Collateralized loans are typically payable based on proceeds from disposition and payments received on the purchased asset pools.

      Contractual maturities (excluding principal and interest payments payable from proceeds from dispositions and payments received on the purchased loan pools) of long term debt are as follows:

Year ending December 31:

      1997                          $         26,469
      1998                                     1,855
      1999                                    71,764
      2000                                         -
      2001                                    40,966
                                    ----------------
                                    $        141,054
                                    ================

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

      In connection with the long term debt, the Partnerships incurred origination and committment fees. These fees are amortized proportionate to the principal reductions on the related notes and are included in general, administrative and operating expenses. At December 31, 1996 and 1995, approximately $2,712 and $2,048, respectively, of origination and committment fees are included in other assets.

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

                            ACQUISITION PARTNERSHIPS
              Notes to Combined Financial Statements - (continued)
                             (Dollars in thousands)

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

                            ACQUISITION PARTNERSHIPS
              Notes to Combined Financial Statements - (continued)
                             (Dollars in thousands)

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

         The Company's current Board of Directors consists of ten members, each of whom initially became a director of FirstCity on July 3, 1995. Further information concerning the Board members, including their business experience during the past five years, appears below.

         James R. Hawkins, 61, has been Chairman of the Board and Chief Executive Officer of FirstCity since July 3, 1995, and was Chairman of the Board and Chief Executive Officer of J-Hawk from 1976 until the Merger.

         C. Ivan Wilson, 69, has been Vice Chairman of FirstCity since July 3, 1995, and is currently Chairman, President and Chief Executive Officer of Mercantile Bank, N.A., Corpus Christi, Texas, a national baking organization. Mr. Wilson was Chairman of the Board and Chief Executive Officer of FCBOT from 1991 to July 3, 1995. Prior to 1991, Mr. Wilson was the Chief Executive Officer of FirstCity, Texas -- Corpus Christi, one of FCBOT's banking subsidiaries.

         James T. Sartain, 48, has been President and Chief Operating Officer of FirstCity since July 3, 1995, and was President and Chief Operating Officer of J-Hawk from 1988 until the Merger.

         Rick R. Hagelstein, 50, has been Executive Vice President and Managing Director of Asset Management of FirstCity since November 1996. From July 3, 1995 until November 1996 Mr. Hagelstein was Executive Vice President and Chief Credit Officer of FirstCity, and was Executive Vice President and Chief Credit Officer of J-Hawk from 1990 until the Merger. From 1988 to 1990, Mr. Hagelstein was Executive Vice President of ASK Corporation, a manufacturer of solar energy devices. Mr. Hagelstein has also been a member of the Portfolio Committee of the Trust since July 3, 1995, which committee administers the Trust.

         Matt A. Landry, Jr., 54, has been Executive Vice President and Senior Financial Officer and Managing Director of Mergers and Acquisitions since November 1996 and was Executive Vice President and Chief Financial Officer of FirstCity from July 3, 1995 until November 1996. Mr. Landry was Executive Vice President and Chief Financial Officer of J-Hawk from 1992 until the Merger. From 1988 to 1992, Mr. Landry was President and Chief Operating Officer and a director of AmWest Savings Association, a savings and loan association (and a predecessor to First American Bank, S.S.B., a state savings bank). From 1989 to 1992, Mr. Landry was also a director of First American Bank, a state chartered commercial bank.

         Richard E. Bean, 53, has been Executive Vice President and Chief Financial Officer of Pearce Industries, Inc. since 1976, which company, through its subsidiaries, markets a variety of oilfield equipment and machinery. Mr. Bean has also been a member of the Portfolio Committee of the Trust since July 3, 1995 which committee administers the Trust. Prior to July 3, 1995, Mr. Bean was Chairman of the FCBOT's Official Committee of Equity Security Holders. Mr. Bean is a director of TransAmerican Waste Industries, Inc.

         Bart A. Brown, Jr., 65, has been President and Chief Executive Officer of Main Street and Main Incorporated since December of 1996. Main Street is the largest franchise of T.G.I. Friday's restaurant chain with 47 locations. From April of 1996 until December of 1996, Mr. Brown was a consultant with Investcorp International, N.A. From August of 1995 until joining Investcorp, Mr. Brown was Chairman and Chief Executive Officer of Color Tile, Inc., an Investcorp-owned company. Prior to joining Color Tile, Mr. Brown was Chief Executive Officer of The Circle K Corporation from 1991 to 1993, and served as Chairman of that company from June of 1990 until August of 1995. Mr. Brown is a director of Factory Card Outlet Corp., Edison Brothers Stores, Inc. and Main Street and Main Incorporated.

         Donald J. Douglass, 65, has been Chairman and Chief Executive Officer of Alamo Group, Inc. since 1969, which company, through its subsidiaries, designs and markets a variety of mowing equipment, replacement parts and other products. Prior to July 3, 1995, Mr. Douglass was a member of FCBOT's Official Committee of Equity Security Holders.

         David W. MacLennan, 37, has been with subsidiaries of Cargill, Incorporated, regarded as one of the world's largest, privately-held corporations, since 1991. From 1993 to February 1996, Mr. MacLennan was a Vice President of Cargill Financial Services Corporation, a wholly-owned subsidiary of Cargill, Incorporated engaged primarily in the investment of proprietary funds and in the proprietary trading of financial instruments and assets. Since February 1996, Mr. MacLennan has been Managing Director of Cargill Financial Markets, PLC in London.

         David Palmer, 54, has been a private investor for the past 25 years. Mr. Palmer has been a member of the Portfolio Committee of the Trust since July 3, 1995 which committee administers the Trust. Prior to July 3, 1995, Mr. Palmer was a member of FCBOT's Official Committee of Equity Security Holders. From 1970 to 1995, Mr. Palmer was a Professor of Philosophy at the State University of New York -- Fredonia, New York.

         James R. Hawkins, Chairman of the Board and Chief Executive Officer of FirstCity, James T. Sartain, President and Chief Operating Officer of FirstCity, and ATARA are parties to a Shareholder Voting Agreement (the "Shareholder Voting Agreement"), dated as of June 29, 1995, with Cargill Financial Services Corporation, a Delaware corporation ("Cargill"). The sole general partner of ATARA is ATARA Corp., a Texas corporation, the Chairman of the Board and President of which is Rick R. Hagelstein, the Executive Vice President and Managing Director of Asset Management of FirstCity. Under the terms of the Shareholder Voting Agreement, Messrs. Hawkins and Sartain, and ATARA, are required to vote their shares of FirstCity common stockto elect one designee of Cargill as a director of FirstCity, and Cargill is required to vote its shares of FirstCity common stock to elect one or more of the designees of Messrs. Hawkins and Sartain, and ATARA, as directors of FirstCity. Information pertaining to the number of shares of the common stock of FirstCity owned on February 28, 1997 by each of Messrs. Hawkins and Sartain, and ATARA and Cargill, is set forth under Item 12 - "Security Ownership of Certain Beneficial Owners and Management."

         Section 16(a) of the Exchange Act requires FirstCity's directors and executive officers, and persons who own more than 10 percent of the FirstCity common stock , to file with the Securities and Exchange Commission certain reports of beneficial ownership of the FirstCity common stock . Based solely on copies of such reports furnished to FirstCity and written representations that no other reports were required, FirstCity believes that all applicable such
Section 16(a) filing requirements were complied with by its directors, officers and 10 percent stockholders during the last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

         Directors of FirstCity who are not employees of FirstCity or any of its subsidiaries receive a retainer of $3,000 per quarter for their services as directors (from January 1, 1996 through December 31, 1996, each such director received an aggregate of $12,000 for such director's services as director for such period). Such directors also receive $1,000 plus expenses for each regular and special Board meeting attended, and $1,000 plus expenses for each meeting of any committee of the Board attended, in each case other than telephonic meetings. Directors who are employees of FirstCity do not receive directors' fees.

EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation for services during each of the last three years to (1) FirstCity's Chief Executive Officer during 1996, (2) FirstCity's other four most highly compensated executive officers during 1996 serving as such at the end of 1996 and (3) one additional executive officer of FirstCity during 1996 who would have been one of such four most highly compensated executive officers but who was not serving as an executive officer at the end of 1996:

                           SUMMARY COMPENSATION TABLE


                                                                                            LONG TERM
                                                                                          COMPENSATION
                                                        ANNUAL COMPENSATION (1)              AWARDS        ALL OTHER
                                               ---------------------------------------- -----------------  COMPENSA-
NAME AND PRINCIPAL POSITION          YEAR        SALARY ($)            BONUS ($)           OPTIONS (5)(#)  TION (6)($)
------------------------------- -------------- --------------- ------------------------ ----------------- --------------
James R. Hawkins,..............      1996              300,000          82,500 (2)             2,845 (7)         11,374
     Chairman of the Board and       1995:
     Chief Executive Officer     07/03-12/31           155,769         225,000                22,500              3,086
                                 01/01-07/02           150,000              --                    --              3,086
                                  Total 1995           305,769         225,000                22,500              6,172
                                     1994              245,000         580,000                    --              7,202

C. Ivan Wilson,................      1996              103,962         452,422 (3)                --              5,941
     Vice Chairman of the Board      1995:
                                 07/03-12/31           125,000              --                13,000             14,984
                                 01/01-07/02           125,000         500,000 (4)                --             19,169
                                  Total 1995           250,000         500,000 (4)            13,000             34,153
                                     1994              250,000              --                    --             31,372

James T. Sartain,..............      1996              300,000          82,500 (2)             2,845 (7)          7,927
     President and Chief             1995:
     Operating Officer           07/03-12/31           155,769         225,000                24,800              2,529
                                 01/01-07/02           150,000              --                    --              2,529
                                  Total 1995           305,769         225,000                24,800              5,058
                                     1994              245,000         531,000                    --              5,491

Rick R. Hagelstein,............      1996              300,000          82,500 (2)             2,845 (7)          9,913
     Executive Vice President        1995:
     and Managing Director of    07/03-12/31           155,769         225,000                24,800              2,991
     Asset Management            01/01-07/02           150,000              --                    --              2,991
                                  Total 1995           305,769         225,000                24,800              5,982
                                     1994              245,000         420,000                    --              5,491

Matt A. Landry, Jr.,...........      1996              250,000          82,500 (2)             2,845 (7)          7,899
     Executive Vice President,       1995:
        Senior Financial Officer 07/03-12/31           129,808         185,000                21,300              3,003
        and Managing Director of 01/01-07/02           125,000              --                    --              3,003
        Mergers and Acquisitions  Total 1995           254,808         185,000                21,300              6,006
                                     1994              119,231         225,000                    --              5,929

G. Stephen Fillip..............      1996              135,000          38,500 (2)             1,328 (7)          6,402
     Senior Vice President           1995:
                                 07/03-12/31            70,096          75,000                21,300              1,442
                                 01/01-07/02            67,500              --                    --              1,443
                                  Total 1995           137,596          75,000                11,500              2,885
                                     1994               74,616         133,500                    --                867


-----------------------------
(1) With respect to Messrs. Hawkins, Sartain, Hagelstein, Landry and Fillip, all amounts shown for (a) the year 1996, and the period July 3, 1995 through December 31, 1995, were for services in all capacities to FirstCity and its subsidiaries, (b) the period January 1, 1995 through July 2, 1995, and the year 1994, were for services in all capacities to J-Hawk and its subsidiaries. With respect to Mr. Wilson, all amounts shown for (a) the year 1996, and the period July 3, 1995 through December 31, 1995, were for services in all capacities to FirstCity and its subsidiaries (unless otherwise indicated, with respect to Mr. Wilson, 50 percent of which amounts were paid by FirstCity and 50 percent of which were paid by the Trust pursuant to the terms of the employment agreement as described below under the caption "Employment Agreements and Severance and Change-in-Control Arrangements") and (b) the period January 1, 1995 through July 2, 1995, and the year 1994, were for services in all capacities to FCBOT and its subsidiaries.

(2)  Such bonus amount was awarded under FirstCity's 1996 Performance Bonus Plan.

(3)  See "Employment Agreements and Severance and Change-in-Control
     Arrangements."

(4) Such bonus was paid on July 3, 1995 pursuant to the Plan of Reorganization from funds of FCBOT.

(5) Expressed in terms of the numbers of shares of FirstCity's Common Stock underlying options and awards granted during the year indicated. All such options granted in 1995 were granted under the 1995 Stock Option and Award Plan. All such awards granted in 1996 were granted under FirstCity's 1996 Performance Bonus Plan.

(6) With respect to Messrs. Hawkins, Sartain, Hagelstein, Landry and Fillip, the total amounts indicated under "All Other Compensation" for 1996 consist of (a) amounts contributed to match a portion of such employee's contributions under the 401(k) Plan ("401(k) Match"), (b) excess premiums paid on supplemental life insurance policies ("Supplement Life"), (c) premiums paid on long term disability insurance policies ("LTD Premiums") and (d) personal use of a business vehicle ("Auto"). The following table details the amounts paid during 1996 for each of the categories:

                                            401(K)        SUPPLEMENT          LTD
               EXECUTIVE                     MATCH           LIFE           PREMIUMS         AUTO          TOTAL
---------------------------------------  -------------  ---------------  --------------  ------------- -------------

James R. Hawkins.......................  $       4,500  $         4,353  $        1,830  $         691 $      11,374
James T. Sartain.......................          4,500            1,079           1,830            518         7,927
Rick R. Hagelstein.....................          4,500            1,786           1,830          1,797         9,913
Matt A. Landry, Jr.....................          4,500            1,511           1,525            363         7,899
G. Stephen Fillip......................          4,500            1,079             823              -         6,402


(7) These awards are contingent upon meeting certain performance targets in 1997 and 1998, with one-half vesting based on 1997 earnings, and one-half vesting based on 1998 earnings. See "Bonuses."

STOCK OPTION PLANS AND 401(K) PLAN

     At FirstCity's annual shareholders' meeting, held on April 24, 1996, FirstCity's shareholders approved (1) the Company's 1995 Stock Option and Award Plan (the "1995 Stock Option and Award Plan"), which provides for the grant of up to 230,000 options to purchase FirstCity Common Stock to plan participants (229,600 of which have been granted), (2) the Company's 1996 Stock Option and Award Plan (the "1996 Stock Option and Award Plan"), which provides for the grant of up to 500,000 options to purchase FirstCity Common Stock to plan participants (18,000 of which were granted during 1996), and (3) the Company's 1995 Employee Stock Purchase Plan (the "1995 Employee Stock Purchase Plan"), under which up to 100,000 shares of FirstCity Common Stock may be made available for purchase by plan participants. During 1996, 3,813 shares were issued under the 1995 Employee Stock Purchase Plan. The 1996 Stock Option and Award Plan also provides for the grant of up to 50,000 performance shares to employees of FirstCity, to be awarded in the discretion of the Stock Option Subcommittee of the Compensation Committee of the Company's Board of Directors. The performance measure to be used for the purposes of granting the performance shares will be the extent to which performance goals are met, in addition to the factors of total shareholder return, return on equity, earnings per share and the ratio of operating overhead to operating revenue.

     Beginning January 1, 1994, FirstCity also initiated a defined contribution 401(k) employee profit sharing plan (the "401(k) Plan") in which FirstCity matches employee contributions at a stated percentage of employee contributions to a defined maximum. FirstCity contributed $196,440 in 1996, $76,866 in 1995, and $44,498 in 1994 to the 401(k) Plan.

OPTION GRANTS

     No stock options were granted during or in respect of 1996 to any executive officers of FirstCity.

OPTION EXERCISES AND YEAR-END VALUES

     The following table sets forth, for FirstCity's Chief Executive Officer and each of the other executive officers of FirstCity named in the Summary Compensation Table under the caption "Executive Compensation," the number of shares of FirstCity Common Stock underlying both exercisable and non-exercisable stock options held by such persons as of December 31, 1996, and the year-end values for unexercised "in-the-money" options, which represent the positive spread between the exercise price of any such options and the year-end market price of the FirstCity common stock. All such options were granted under the 1995 Stock Option and Award Plan.

                        AGGREGATED 1996 OPTION EXERCISES
                           AND YEAR-END OPTION VALUES


                                                 NUMBER OF SHARES                        VALUE OF UNEXERCISED
                                              UNDERLYING UNEXERCISED                   IN-THE-MONEY OPTIONS AT
                                           OPTIONS AT DECEMBER 31, 1996                DECEMBER 31, 1996 ($)(1)
                                     ----------------------------------------  -------------------------------------
               NAME(2)                   EXERCISABLE         UNEXERCISABLE         EXERCISABLE       UNEXERCISABLE
-----------------------------------  ------------------  --------------------  ------------------- -----------------
James R. Hawkins...................        4,500                18,000               31,500              126,000
James T. Sartain...................        6,200                18,600               55,800              167,400
Rick R. Hagelstein.................        6,200                18,600               55,800              167,400
Matt A. Landry, Jr.................        5,325                15,975               47,925              143,775
George S. Fillip...................        2,875                 8,625               25,875               77,625

(1) Aggregate market value (based on December 31, 1996 stock price of $29 per share of the shares of FirstCity common stock underlying such options, less the aggregate exercise price payable.
(2) All stock options held by C. Ivan Wilson were cancelled in connection with the settlement of his employment agreement. See "Employment Agreements and Severance and Change-in-Control Arrangements."

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The following report concerning the specific factors, criteria and goals underlying decisions on payments and awards of compensation to each of the executive officers of FirstCity for fiscal year 1996 is provided by the Compensation Committee of FirstCity's Board of Directors.

GENERAL

         Recommendations regarding compensation of FirstCity's executive officers are prepared by the Compensation Committee of the Board of Directors and are subject to the review, modification and approval of the Board, except that (1) the Chief Executive Officer does not participate in the preparation of recommendations, or the review, modification or approval thereof, with respect to his compensation, and (2) all such recommendations, reviews, modifications and approvals with respect to awards under the 1996 Stock Option and Award Plan are made solely by the Stock Option Subcommittee of the Compensation Committee.

         FirstCity's compensation program is designed to enable FirstCity to attract, motivate and retain high-quality senior management by providing a competitive total compensation opportunity based on performance. Toward this end, FirstCity provides for competitive base salaries, annual variable performance incentives payable in cash for the achievement of financial performance goals, and long-term, stock-based incentives which strengthen the mutuality of interests between senior management and FirstCity's stockholders.

         Section 162(m) ("Section 162(m)") of the Internal Revenue Code of 1986, as amended (the "Code"), provides that no deduction for federal income tax purposes shall be allowed to a publicly held corporation for applicable employee remuneration with respect to any covered employee of the corporation to the extent that the amount of such remuneration for the taxable year with respect to such employee exceeds $1.0 million. For purposes of this limitation, the term "covered employee" generally includes the chief executive officer of the corporation and the four highest compensated officers of the corporation (other than the chief executive officer). The term "applicable employee remuneration" generally means, with respect to any covered taxable year for remuneration for services performed by such employee (whether or not during the taxable year); provided, however, that applicable employee remuneration does not include, among other items, certain remuneration payable solely on account of the attainment of one or more performance goals ("performance-based compensation"). It is FirstCity's general intention that the remuneration paid to its covered employees not exceed the deductibility limitation established by Section 162(m). Nevertheless, due to the fact that not all remuneration paid to covered employees may qualify as performance-based compensation, it is possible that FirstCity's deduction for remuneration paid to any covered employee during a taxable year may be limited by Section 162(m).

SALARIES

         Salaries for the year 1996 for each of FirstCity's executive officers, including its Chief Executive Officer, were determined based upon such officer's level of responsibility, time with FirstCity, contribution to FirstCity and individual performance. The evaluation of these factors was subjective, and no fixed, relative weights were assigned thereto.

BONUSES

         Under FirstCity's 1996 Performance Bonus Plan ("1996 Performance Bonus Plan"), all executive officers who were employed by FirstCity or its subsidiaries during calendar year 1996 and who remained so employed on March 18, 1997 received, as a bonus, for services rendered to FirstCity or such subsidiary during 1996, a prescribed portion of $1,100,000 (which is an amount equal to fifty percent of FirstCity's net profits after a twenty-five percent return on stockholders' equity (after payment or accrual of preferred dividends) for
1996). Each of the executive officers of FirstCity named in the Summary Compensation Table under the caption "Executive Compensation" received such a bonus for the year 1996 pursuant to the 1996 Performance Bonus Plan.

         Bonuses earned pursuant to FirstCity's 1996 Performance Bonus Plan are paid one-half in cash in the year the bonus is granted and the remainder in shares of FirstCity common stock having a fair market value at the time the bonus is granted equal to half of the respective bonus. One-half of the shares of FirstCity common stock granted as part of a bonus vest, contingent upon meeting certain performance bonus targets, in the first year succeeding the year in which the bonus was granted. The other half of such shares vest, contingent upon meeting certain performance bonus targets, in the second year succeeding the year in which the bonus was granted.

STOCK OPTIONS

         The Stock Option Subcommittee of the Compensation Committee believes that stock options are critical in motivating and rewarding the creation of long-term shareholder value, and the subcommittee has established a policy of awarding stock options each year based on the continuing progress of FirstCity as well as on individual performance.

         In 1996, the Stock Option Subcommittee recommended, and the Board of Directors approved, the grant of stock options for 18,000 shares of FirstCity common stock under the 1996 Stock Option and Award Plan (none of which were granted to FirstCity's executive officers). The exercise price with respect to all such grants was equal to or greater than the fair market value of the underlying FirstCity common stock at the date of grant so that the holders of such options will benefit from such options only when, and to the extent, the price of the

FirstCity common stock increases after such grant. The performance of key employees was considered by the Stock Option Subcommittee in allocating such grants, taking into account FirstCity's performance, each individual's contributions thereto and specific accomplishments in each individual's area of responsibility.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

         Recommendations regarding compensation of FirstCity's Chief Executive Officer are prepared by those members of the Compensation Committee, and are subject to the review, modification and approval of those members of the Board, other than the Chief Executive Officer. Such recommendations, reviews, modifications and approvals for 1996 were based on the Chief Executive Officer's level of responsibility, time with FirstCity, individual performance and significant contributions to the successful implementation of several important decisions that are expected to benefit FirstCity in future years, including the acquisition of various purchased asset portfolios.

                  THE COMPENSATION COMMITTEE
                  James R. Hawkins, Chairman
                  David W. MacLennan
                  Bart A. Brown, Jr.

CUMULATIVE TOTAL SHAREHOLDER RETURN

                  The following performance graph (the "Performance Graph") compares the cumulative total shareholder return on FirstCity's Common Stock, based on the market price thereof, with the cumulative total return of the CRSP Total Return Index for the Nasdaq Stock Market (US) prepared for Nasdaq by the Center for Research in Security Prices ("CRSP," and such index, the "Nasdaq Market Index") and the CRSP Financial Stocks Index prepared for Nasdaq by CRSP (the "Nasdaq Industry Index") for the period beginning on July 3, 1995 (the date FirstCity's Common Stock commenced trading on Nasdaq) and ending on December 31, 1996. Cumulative total shareholder return is based on an annual total return, which assumes the reinvestment of all dividends for the period shown and assumes that $100 was invested on July 3, 1995 in each of FirstCity's Common Stock, the Nasdaq Market Index and the Nasdaq Industry Index. FirstCity has not declared any dividends during the period covered by the Performance Graph. The results shown in the Performance Graph are not necessarily indicative of future performance.


[PURSUANT TO RULE 304 OF REGULATION S-T, THE PERFORMANCE GRAPH IS DESCRIBED IN TABULAR DATA FORM BELOW]


                        FIRSTCITY FINANCIAL CORPORATION
                      TOTAL RETURN PERFORMANCE CALCULATION

                         07/03/95  07/31/95  08/31/95  09/29/95  10/31/95  11/30/95  12/29/95  01/31/96  02/29/96  03/29/96
                         --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
NASDAQ MARKET                 100  107.2795  109.4537  111.9705  111.3309  113.943   113.3365  113.8968  118.2376  118.6307
NASDAQ FINANCIAL STOCKS       100  104.7506  110.1941  113.9217  114.4259  119.0101  122.2146  122.8014  124.6018  127.1491
FIRSTCITY FINANCIAL           100  133.3333  141.6667  133.3333  166.6667  176.0417  171.875   190.625   165.625   167.7083


                         04/30/96  05/31/96  06/28/96  07/31/96  08/30/96  09/30/96  10/31/96  11/29/96  12/31/96
                         --------  --------  --------  --------  --------  --------  --------  --------  --------
NASDAQ MARKET            128.4706  134.3693  128.3139  116.8863  123.4357  132.8832  131.427   139.572   139.4133
NASDAQ FINANCIAL STOCKS  127.5291  129.8958  130.1639  126.824   135.0816  141.189   145.6519  154.9834  156.6915
FIRSTCITY FINANCIAL      193.75    206.25    231.25    227.0833  230.2083  237.5     260.4167  231.25    243.75


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Hawkins (Chairman), MacLennan and Bart A. Brown, Jr. served as members of the Compensation Committee of the Board of Directors during 1996. Messrs. MacLennan and Brown served as members of the Stock Option Subcommittee of the Compensation Committee during 1996. Mr. Hawkins was Chairman of the Board and Chief Executive Officer of FirstCity, and Chairman of the Board and Chief Executive Officer of each of the corporate general partners of each of the affiliated acquisition partnerships through which FirstCity acquires interests in various financial asset pools, during 1996. See Item 13 - "Certain Relationships and Related Transactions." Neither of Messrs. MacLennan or Brown was an officer or employee of FirstCity or any of its subsidiaries during 1996 or any prior year. FirstCity leases the office space for its principal executive offices from a trust created for the benefit of the children of Mr. Hawkins. See
Item 13 - "Certain Relationships and Related Transactions."

EMPLOYMENT AGREEMENTS AND SEVERANCE AND CHANGE-IN-CONTROL ARRANGEMENTS

         FirstCity entered into an employment agreement with C. Ivan Wilson in connection with the consummation of the Plan of Reorganization. Under the terms of such agreement, Mr. Wilson was to serve as Vice-Chairman of FirstCity's Board of Directors for a term of three years, beginning on July 3, 1995. Under such terms, Mr. Wilson (1) was paid $500,000 on July 3, 1995 (from funds of FCBOT),
(2) was to be paid an annual salary of $250,000 (50 percent of which was to be paid by FirstCity and 50 percent of which was to be paid by the Trust so as to reflect Mr. Wilson's obligations thereunder to assist in the administration of the Trust assets) and (3) if certain conditions with respect to the payment of certain claims and interests under the Plan of Reorganization (as prescribed by such agreement) were satisfied, such determination to be made by the Portfolio Committee of the Trust (which committee administers the Trust), was to be paid additional, separate conditional bonuses in an aggregate amount up to $500,000 plus 1.67 percent of specified additional payments made to the holders of the Trust's Class B and Class C Certificates.

         During the second quarter of 1996, Mr. Wilson advised the Board of his desire to retire from an active management role in FirstCity and the Trust. Under the terms of Mr. Wilson's employment contract as approved in the Plan of Reorganization, Mr. Wilson was to receive his annual salary and any bonus as described above. In response to Mr. Wilson's request to be considered for retirement, the Board of FirstCity and the management of the Trust jointly determined that a fair settlement of Mr. Wilson's contract would be to discount the total amount of future payments to be received as salary. The resulting amount totaling approximately $445,000 was paid one-half by the Trust and one-half by FirstCity. Additionally, if there are any bonus payments accrued under the provisions of subpart (3) of the preceding paragraph, Mr. Wilson will receive such payments when, as, and if accrued. Such payments are the obligation of the Trust and not FirstCity. Subsequent to his retirement, Mr. Wilson received $8,000 in directors fees from FirstCity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the FirstCity Common Stock owned on February 28, 1997 by: (1) each person who is known by FirstCity to be the beneficial owner of more than 5 percent of the FirstCity Common Stock as of such date, (2) each of FirstCity's directors named herein, (3) each of the executive officers of FirstCity named in the Summary Compensation Table under the caption "Executive Compensation" and (4) all directors and executive officers of FirstCity as a group. Except as otherwise indicated, all shares of FirstCity Common Stock shown in the table are held with sole voting and investment power. The "Percent of Class" column represents the percentage that the named person or group would beneficially own if such person or group, and only such person or group, exercised all currently exercisable warrants to purchase FirstCity Common Stock held by such person or group.


                                                                                        SHARES                PERCENT
                                                                                     BENEFICIALLY               OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                                 OWNED                 CLASS
----------------------------------------                                            -------------          -------------
James R. Hawkins..........................................................                 974,500  (2)            17.8
C. Ivan Wilson............................................................                   2,664  (3)               *
James T. Sartain..........................................................                 377,360  (2)             6.9
Rick R. Hagelstein........................................................                 377,360  (4)             6.9
Matt A. Landry, Jr........................................................                  57,685  (5)             1.1
Richard E. Bean...........................................................                  78,633  (6)             1.4
Bart A. Brown, Jr.........................................................                      --                   --
Donald J. Douglass........................................................                  19,130  (7)             0.3
David W. MacLennan........................................................                      --  (8)              --
David Palmer..............................................................                  99,677                  1.8
All directors and executive officers as a group (17 persons)..............               2,344,663                 42.8
ATARA I, LTD..............................................................                 372,400  (2)             6.8
         P.O. Box 8216
         Waco, Texas 76714
ATARA Corp................................................................                 372,400  (9)             6.8
         P.O. Box 8216
         Waco, Texas 76714

-----------------------------
*  Less than 1%

(1) The business mailing address of each of such persons (except for ATARA I, LTD. and ATARA Corp.) is 6400 Imperial Drive, Waco, Texas 76712.
(2) Includes 506 shares that may be acquired within sixty days of February 28, 1997 through the exercise of warrants of FirstCity to purchase FirstCity Common Stock . Each of Messrs. Hawkins and Sartain, and ATARA I, LTD., a Texas limited partnership ("ATARA"), acquired warrants to purchase 506 shares of FirstCity Common Stock pursuant to the exchange under the Plan of Reorganization of shares of Common Stock of FCBOT owned by such persons. Messrs. Hawkins and Sartain, and ATARA, are parties to a Shareholder Voting Agreement with Cargill regarding the FirstCity Common Stock. Each of Messrs. Hawkins and Sartain, and ATARA, disclaims beneficial ownership of the shares of FirstCity Common Stock owned by Cargill. With regard to Messrs. Hawkins and Sartain, 4,500 and 4,960, respectively, of such shares are subject to options granted on October 27, 1995 pursuant to FirstCity's 1995 Stock Option and Award Plan, which are vested but unexercised.




(3) Includes 676 shares that may be acquired within sixty days of February 28, 1997 through the exercise of warrants of FirstCity to purchase FirstCity Common Stock (which warrants were acquired pursuant to the exchange under the Plan of Reorganization of shares of common stock of FCBOT owned by Mr.
         Wilson).
(4) 371,894 of such shares of FirstCity Common Stock are held of record by ATARA. 506 of such shares are subject to warrants of FirstCity to purchase FirstCity Common Stock held of record by ATARA. See note (2) to this table. ATARA is principally engaged in the investment in FirstCity's Common Stock. The sole general partner of ATARA is ATARA Corp., a Texas corporation ("ATARA Corp."), which is also principally engaged in the investment in FirstCity's Common Stock. Mr. Hagelstein may be deemed to beneficially own all such 372,400 shares by virtue of being the Chairman of the Board and President of ATARA Corp., and by reason of the fact that his wife is the only other officer or director of ATARA Corp. and owns 33.33 percent of the outstanding shares of common stock of ATARA Corp. 4,960 of such shares are subject to options granted on October 27, 1995 pursuant to FirstCity's 1995 Stock Option and Award Plan, which are vested but unexercised.
(5) 53,065 of such shares of FirstCity Common Stock are held of record by Enovest Associates, Ltd., a Texas limited partnership ("Associates"), which is principally engaged in the business of investments, including its investment in FirstCity's Common Stock. The sole general partner of Associates is Enovest Investments, Inc., a Texas corporation ("Investments"). Mr. Landry may be deemed to beneficially own all such 53,065 shares by virtue of being a Vice President of Investments and a limited partner of Associates. 4,620 of such shares are subject to options granted on October 27, 1995 to Mr. Landry pursuant to FirstCity's 1995 Stock Option and Award Plan, which are vested but unexercised.
(6) Includes 9,964 shares that may be acquired within sixty days of February 28, 1997 through the exercise of warrants of FirstCity to purchase FirstCity Common Stock (which warrants were acquired pursuant to the exchange under the Plan of Reorganization of shares of common stock of FCBOT owned by Mr.
         Bean).
(7) Includes 2,424 shares that may be acquired within sixty days of February 28, 1997 through the exercise of warrants of FirstCity to purchase FirstCity Common Stock (which warrants were acquired pursuant to the exchange under the Plan of Reorganization of shares of common stock of FCBOT owned by Mr.
         Douglass).
(8) Mr. MacLennan is an officer of certain affiliates of Cargill, which, as of February 28, 1997, was the record owner of 241,137 shares of FirstCity Common Stock. Mr. MacLennan disclaims beneficial ownership of such shares; however, the shares are included in the total shares for the percentage of class calculation. Cargill is party to a Shareholder Voting Agreement with Messrs. Hawkins and Sartain, and ATARA, regarding the FirstCity Common Stock.
(9) 371,894 of such shares of FirstCity Common Stock are held of record by ATARA. 506 of such shares are subject to warrants of FirstCity to purchase FirstCity Common Stock held of record by ATARA. See note (2) to this table. ATARA Corp. may be deemed to beneficially own all such 372,400 shares by virtue of being the sole general partner of ATARA.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          FirstCity owns equity interests in various purchased asset portfolios through the acquisition partnerships in which a corporate affiliate of FirstCity is the sole general partner and FirstCity and other nonaffiliated investors are limited partners. Certain directors and executive officers of FirstCity may also serve as directors and/or executive officers of such general partners, but receive no additional compensation from or on behalf of such general partners for serving in such capacities. FirstCity provides asset servicing to such acquisition partnerships pursuant to servicing agreements between FirstCity and such Acquisition Partnerships.

         FirstCity has entered into certain agreements with Cargill under which Cargill provides FirstCity a fixed monthly payment to defray overhead expenses and to reimburse one-half of all approved due diligence expenses incurred by FirstCity in connection with evaluating prospective acquisitions of purchased asset portfolios. Under such agreements, Cargill has the right to participate as an equity investor in such acquisitions. Cargill also provides FirstCity with a $35 million revolving credit facility, expiring on June 30, 1997, to fund FirstCity's purchased asset portfolio acquisitions and for certain other working capital purposes. Borrowings under such facility bear interest at LIBOR plus 5% and are secured by substantially all of FirstCity's unencumbered assets. As of March 21, 1997, outstanding borrowings under such facility were $23.9 million. David W. MacLennan, a director of FirstCity, is an officer of certain affiliates of Cargill.

         Pursuant to a noncancellable operating lease, FirstCity leases the office space for its principal executive offices in Waco, Texas from a trust created for the benefit of the children of James R. Hawkins, the Chairman of the Board and Chief Executive Officer of FirstCity. Such lease expires in December of 2001 and contains an option in favor of FirstCity pursuant to which FirstCity may renew such lease for two additional five-year periods, with escalating lease payments. Rental expenses under such lease for calendar year 1996 were $90,000. As of December 31, 1996, the future minimum lease payments for each of the next four years under such lease are $90,000 per year. FirstCity believes that the terms of such lease are generally as favorable to FirstCity as the terms it would receive from an independent third party.

         Pursuant to the Plan of Reorganization, substantially all of FCBOT's assets were transferred to the Trust or subsidiaries of the Trust, to be liquidated pursuant to a liquidating trust agreement. Under the terms of such agreement, FirstCity, as the sole holder of the Trust's Class A Certificate, will receive certain amounts from the Trust. Additionally pursuant to the Plan of Reorganization , the liquidation of FCBOT's assets transferred to the Trust is serviced by FirstCity pursuant to an Investment Management Agreement between the Trust and FirstCity (the "Investment Management Agreement"). Under the terms thereof, FirstCity will receive an incentive fee equal to (1) three percent of all cash proceeds derived from the assets owned by the Trust and its subsidiaries (including assets acquired pursuant to a loss-sharing settlement in connection with the Plan of Reorganization) ("Net Cash Proceeds") plus (2) five percent of the Net Cash Proceeds (excluding net proceeds realized from certain contingent asset claims under the Plan of Reorganization) realized above $248,600,000 (the "Estimated Threshold Collection Amount") up to an amount equal to $25 million in excess of the Estimated Threshold Collection Amount; ten percent of the Net Cash Proceeds (excluding net proceeds realized from such contingent asset claims) realized above $25 million in excess of the Estimated Threshold Collection Amount up to an amount equal to $50 million in excess of the Estimated Threshold Collection Amount; and fifteen percent of the Net Cash Proceeds (excluding net proceeds realized from such contingent asset claims) realized above $50 million in excess of the Estimated Threshold Collection Amount. Under an agreement executed March 24, 1997, the Investment Management Agreement was mutually terminated by FirstCity and the Trust, provided that those provisions thereof specifically relating to indemnification between the parties survive such termination. The termination was negotiated between the parties on an arm's length basis with the proposal being unanimously approved by the Board of FirstCity, with the members of the Portfolio Committee who also serve as Board Members abstaining from the vote. Such termination requires the Trust to pay, and the Trust has paid, $6,800,000 as a final servicing fee to FirstCity, representing the present value of the servicing fees stemming from all currently estimated collections to be derived from the trust's assets.

         In connection with the consummation of the Plan of Reorganization , J-Hawk formed a new corporation, Combined Financial Corporation, a Texas corporation ("CFC"), and, prior to the Merger, transferred certain of its assets and indebtedness to CFC (which assumed such indebtedness) (such transfer and assumption, the "Spin-off"), the stockholders of J-Hawk receiving the same proportionate common stock interests in CFC as they had in J-Hawk. As a result of the Spin-off, certain directors and executive officers of J-Hawk, who are also directors and executive officers of FirstCity, became directors and/or executive officers of CFC, as well as stockholders of CFC. FirstCity has entered into a servicing agreement with CFC under which FirstCity provides asset servicing to CFC for a fee based on a percentage of assets serviced. The fee paid by CFC to FirstCity in 1996 was approximately $168,000.

         In connection with the Spin-off, J-Hawk sold approximately $12 million (allocated cost) of loans to a limited partnership owned by James R. Hawkins, James T. Sartain and Rick R. Hagelstein, respectively the Chairman of the Board and Chief Executive Officer, the President and Chief Operating Officer and a director, and the Executive Vice President and Chief Credit Officer and a director, of FirstCity. FirstCity recognized approximately $3 million in gain from such sale. FirstCity has entered into a servicing agreement with such partnership under which FirstCity provides asset servicing to such partnership for a fee based on a percentage of collection of assets serviced. The servicing fee paid by such partnership to FirstCity in 1996 was approximately $82,000.

         In addition to the partnership agreements governing the acquisition partnerships in which FirstCity and Cargill or their respective affiliates are limited partners, FirstCity and Cargill or their respective affiliates are parties to certain other agreements. FirstCity has a $35.0 million revolving credit facility with Cargill which expires June 30, 1997. At March 21, 1997 the principal balance outstanding under such facility was $23.9 million. Such facility is secured by substantially all of the unencumbered equity interests in subsidiaries and Acquisition Partnerships held by FirstCity and by certain other assets of FirstCity.

         Under a Right of First Refusal Agreement dated June 9, 1994, as amended by letter agreement dated March 11, 1996 (the "Right of First Refusal Agreement"), between FirstCity, James R. Hawkins (FirstCity's Chairman of the Board and Chief Executive Officer), James T. Sartain (FirstCity's President and Chief Operating Officer) and Rick R. Hagelstein (FirstCity's Executive Vice President and Managing Director of Asset Management), Cargill and CFSC Capital Corp II, a Delaware corporation, if FirstCity or its senior officers receives an invitation to bid on or otherwise obtains an opportunity to acquire interests in loans and receivables with respect to which the aggregate amount to be bid exceeds $3 million, FirstCity or such senior officers, as the case may be, must follow a prescribed notice procedure pursuant to which Cargill has the option to participate in the proposed purchase by requiring that such purchase or acquisition be effected through a business entity (such as the Affiliated Partnerships) formed by FirstCity and Cargill or an affiliate thereof. In connection with the Right of First Refusal Agreement, FirstCity and Cargill are parties to a Due Diligence Expense Reimbursement Agreement dated June 9, 1994, as amended by letter agreement dated March 11, 1996 (the "Due Diligence Expense Reimbursement Agreement"), pursuant to which Cargill provides FirstCity a fixed monthly payment to defray overhead expenses and to reimburse one-half of all approved due diligence expenses incurred by FirstCity in connection with evaluating prospective acquisitions of purchased asset pools. Both the Right of First Refusal Agreement and the Due Diligence Expense Reimbursement Agreement terminated on March 31, 1997. FirstCity and Cargill currently are negotiating the terms of an extension and modification to such agreements but there can be no assurance that an agreement with respect thereto will be reached or with respect to the terms thereof.

         FirstCity (as successor by merger to J-Hawk) and Cargill are party to a Residual Share Allocation Agreement dated May 12, 1994, as amended by the First Amendment thereto dated June 28, 1994 (as so amended, the "Residual Share Allocation Agreement"). The Residual Share Allocation Agreement requires FirstCity to pay Cargill a prescribed portion of amounts (which may be all such amounts) FirstCity receives or becomes entitled to receive that constitute a return on (and not of) its cash contributions (such amounts, "Residual Equity Distributions") to any Acquisition Partnership subject to such agreement or a general partner thereof in any period (a "Deficiency Period") during which an event of default has occurred and is continuing under any loan or partnership agreement subject to such Residual Share Allocation Agreement (such agreements, "Collateral Agreements"), or during which FirstCity has notified Cargill or Cargill has notified FirstCity that the purchased assets securing certain of the obligations under any Collateral Agreement to Cargill or certain affiliates thereof may not be sufficient to pay and perform all such obligations. Such amounts to be paid to Cargill are based upon amounts reasonably determined by Cargill to represent the difference between (1) the total obligations owed by any borrower under any Collateral Agreement as to which a Deficiency Period exists less (2) the amounts reasonably believed by Cargill to be recoverable from the purchased assets securing such obligations. The Acquisition Partnership borrowers and related Collateral Agreements as to which the Residual Share Allocation Agreement applies are WAMCO III (Amended and Restated Limited Partnership Agreement of WAMCO III), WAMCO V (Master Note Purchase Agreement between Clearwater Portfolio L.P. and WAMCO V), WAMCO VI (Master Note Purchase Agreement between Cargill and WAMCO VI), WAMCO VIII (Master Note Purchase Agreement between Cargill and WAMCO VIII), WAMCO XI (Master Note Purchase Agreement between Cargill and WAMCO XI), Imperial Fund (Master Note Purchase Agreement between Cargill and Peoria Mortgage Acquisition Corporation, as Lenders, Peoria Mortgage Acquisition Corporation, as Agent, and Imperial Fund), and Whitewater Acquisition (Amended and Restated Limited Partnership Agreement of Whitewater Acquisition).

         James R. Hawkins, Chairman of the Board and Chief Executive Officer of FirstCity, James T. Sartain, President and Chief Operating Officer of FirstCity, and ATARA are parties to a Shareholder Voting Agreement (the "Shareholder Voting Agreement"), dated as of June 29, 1995, with Cargill. The sole general partner of ATARA is ATARA Corp., the Chairman of the Board and President of which is Rick R. Hagelstein, the Executive Vice President and Chief Credit Officer of FirstCity. Under the terms of the Shareholder Voting Agreement, Messrs. Hawkins and Sartain, and ATARA, are required to vote their shares of FirstCity common stock to elect one designee of Cargill as a director of FirstCity, and Cargill is required to vote its shares of FirstCity common stock to elect one or more of the designees of Messrs. Hawkins and Sartain, and ATARA, as directors of FirstCity. David W. MacLennan, a director of FirstCity and Cargill's designee, is also an officer of certain affiliates of Cargill.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1.   Financial Statements

              The consolidated financial statements of FirstCity and combined financial statements of Acquisition Partnerships are incorporated herein by reference to Item 8 "Financial Statements and Supplementary Data" of this Report.

         2.   Financial Statement Schedules

              Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in Item 8 "Financial Statements and Supplementary Data."

         3.   Exhibits


EXHIBIT
NUMBER                DESCRIPTION
------                -----------
2.1                   Joint Plan of Reorganization by First City Bancorporation of
                      Texas, Inc., Official Committee of Equity Security Holders and
                      J-Hawk Corporation, with the Participation of Cargill Financial
                      Services Corporation, Under Chapter 11 of the United States
                      Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated
                      herein by reference to Exhibit 2.1 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
2.2                   Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk
                      Corporation (incorporated herein by reference to Exhibit 2.2 of the Registrant's Form 8-K dated July 3, 1995 filed with the
                      Commission on July 18, 1995).
2.3                   Agreement and Plan of Merger, dated as of March 26, 1997, by and among FirstCity Financial Corporation, HFGI Acquisition
                      Corp. and Harbor Financial Group, Inc. (incorporated herein by reference to Exhibit 2.1 of the Registrant's Form 8-K dated
                      March 26, 1997 filed with the Commission on April 2, 1997).




EXHIBIT
NUMBER                DESCRIPTION
------                -----------
3.1                   Amended and Restated Certificate of Incorporation of the
                      Registrant (incorporated herein by reference to Exhibit 3.1 of the
                      Registrant's Form 8-K dated July 3, 1995 filed with the
                      Commission on July 18, 1995).
3.2                   Bylaws of the Registrant (incorporated herein by reference to
                      Exhibit 3.2 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
4.1                   Indenture, dated July 3, 1995, by and between the Registrant and
                      Shawmut Bank, N.A., as Trustee (incorporated herein by
                      reference to Exhibit 4.1 of the Registrant's Form 8-K dated
                      July 3, 1995 filed with the Commission on July 18, 1995).
4.2                   Warrant Agreement, dated July 3, 1995, by and between the
                      Registrant and American Stock Transfer & Trust Company, as
                      Warrant Agent (incorporated herein by reference to Exhibit 4.2 of the Registrant's Form 8-K dated July 3, 1995 filed with the
                      Commission on July 18, 1995).
10.1                  Trust Agreement of FirstCity Liquidating Trust, dated July 3,
                      1995 (incorporated herein by reference to Exhibit 10.1 of the
                      Registrant's Form 8-K dated July 3, 1995 filed with the
                      Commission on July 18, 1995).
10.2                  Investment Management Agreement, dated July 3, 1995, between the Registrant and FirstCity Liquidating Trust (incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
10.3                  Lock-Box Agreement dated July 11, 1995 among the Registrant,
                      NationsBank of Texas, N.A., as lock-box agent, FirstCity
                      Liquidating Trust, FCLT Loans, L.P., and the other Trust-
                      Owned Affiliates signatory thereto, and each of NationsBank of
                      Texas, N.A. and Fleet National Bank, as co-lenders
                      (incorporated herein by reference to Exhibit 10.3 of the
                      Registrant's Form 8-A/A dated August 25, 1995 filed with the
                      Commission on August 25, 1995).
10.4                  Custodial Agreement dated July 11, 1995 among Fleet National
                      Bank, as custodian, Fleet National Bank, as agent, FCLT Loans,
                      L.P., FirstCity Liquidating Trust, and the Registrant
                      (incorporated herein by reference to Exhibit 10.4 of the
                      Registrant's Form 8-A/A dated August 25, 1995 filed with the
                      Commission on August 25, 1995).
10.5                  Tier 3 Custodial Agreement dated July 11, 1995 among the
                      Registrant, as custodian, Fleet National Bank, as agent, FCLT
                      Loans, L.P., FirstCity Liquidating Trust, and the Registrant, as
                      servicer (incorporated herein by reference to Exhibit 10.5 of the
                      Registrant's Form 8-A/A dated August 25, 1995 filed with the
                      Commission on August 25, 1995).



EXHIBIT
NUMBER                DESCRIPTION
------                -----------
23.1                  Consent of KPMG Peat Marwick LLP.*

23.2                  Consent of KPMG Peat Marwick LLP.*

23.3                  Consent of Jaynes, Reitmeier, Boyd & Therrell, P.C.*

27.1 Financial Data Schedule. (Exhibit 27.1 has been previously submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K being submitted to the Securities and Exchange Commission. Exhibit 27.1 shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities
                       Act of 1934, as amended, or Section 323 of the Trust
                       Indenture Act of 1939, as amended, or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.)**


                * Filed herewith
               **Previously filed


(b) Registrant did not file a Report on Form 8-K during, or dated during, the fourth quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIRSTCITY FINANCIAL CORPORATION


                                             By   /s/ JAMES R. HAWKINS
                                                  ----------------------
                                                      James R. Hawkins
                                                   Chairman of the Board
April 28, 1997

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


                    Signature                                    Date               Title
                    ---------                                    ----               -----
                                                                                    Chairman of the Board, Chief
                                                                                    Executive Officer and Director
/s/ James R. Hawkins                                         April 28, 1997         (Principle Executive Officer)
--------------------------------------------------
James R. Hawkins

/s/ C. Ivan Wilson                                           April 28, 1997         Vice Chairman and Director
--------------------------------------------------
C. Ivan Wilson
                                                                                    President, Chief Operating Officer and
/s/ James T. Sartain                                         April 28, 1997         Director
--------------------------------------------------
James T. Sartain
                                                                                    Executive Vice President, Senior
                                                                                    Financial Officer, Managing Director -
                                                                                    Mergers and Acquisitions and Director
/s/ Matt A. Landry, Jr.                                      April 28, 1997         (Principal Financial Officer)
--------------------------------------------------
Matt A. Landry, Jr.

                                                                                    Executive Vice President, Managing
/s/ Rick R. Hagelstein                                       April 28, 1997         Director and Director
-------------------------------------------------
Rick R. Hagelstein
                                                                                    Senior Vice President, Chief Financial
/s/ Gary H. Miller                                           April 28, 1997         Officer (Principal Accounting Officer)
--------------------------------------------------
Gary H. Miller

/s/ Richard E. Bean                                          April 28, 1997         Director
--------------------------------------------------
Richard E. Bean





/s/ Bart A. Brown, Jr.                                        April 28, 1997        Director
--------------------------------------------------
Bart A. Brown, Jr.

/s/ Donald J. Douglass                                        April 28, 1997        Director
--------------------------------------------------
Donald J. Douglass

/s/ David Palmer                                              April 28, 1997        Director
--------------------------------------------------
David Palmer


                                  EXHIBIT INDEX

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

2.2 Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18,
         1995).

2.3 Agreement and Plan of Merger, dated as of March 26, 1997, by and among FirstCity Financial Corporation, HFGI Acquisition Corp. and Harbor Financial Group, Inc. (incorporated herein by reference to the Registrant's Form 8-K dated March 26, 1997 filed with the Commission on April 2, 1997.

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

4.2 Warrant Agreement, dated July 3, 1995, by and between the Registrant and American Stock Transfer & Trust Company, as Warrant Agent (incorporated herein by reference to Exhibit 4.2 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18,
         1995).

10.1 Trust Agreement of FirstCity Liquidating Trust, dated July 3, 1995 (incorporated herein by reference to Exhibit 10.1 of the Form 8-K dated July 3, 1995 filed with the Commission on Registrant's July 18, 1995).

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

23.1     Consent of KPMG Peat Marwick LLP.*

23.2     Consent of KPMG Peat Marwick LLP.*

23.3     Consent of Jaynes, Reitmeier, Boyd & Therrell, P.C.*

27.1 Financial Data Schedule. (Exhibit 27.1 has been previously submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K being submitted to the Securities and Exchange Commission. Exhibit
         27.1 shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Act of 1934, as amended, or Section 323 of the Trust Indenture Act of 1939, as amended, or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.)**

_____________
*Filed herewith
**Previously filed

HOFS02...:\92\54892\0006\188\Fcfc10k.004