Form 10-K/A
period 1996-12-31
FIRSTCITY FINANCIAL CORP
filed 1997-05-09
CIK 828678

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                FORM 10-K/A NO. 2

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________

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


                      PURCHASED ASSET POOLS -- SELLER TYPE
                             (Dollars in thousands)



                                           SELLER
                 ----------------------------------------------------------
                     FDIC/RTC COMBINED                    PRIVATE
                 -------------------------      ---------------------------
1992                   $66,908       81%               $16,206      19%
1993                   104,835       46                124,091      54
1994                     1,752        1                228,878      99
1995                     1,882        1                211,305      99
1996                    13,902        7                191,622      93


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


                   PURCHASED ASSET POOLS -- ASSET LOCATIONS
               As a Percentage of Total Purchased Asset Pools
                                                                   AS OF
                                                                DECEMBER 31,

LOCATION                                                      1996       1995
--------                                                      ----       ----
Northeast:
    Connecticut.....................................           12.1%      13.7%
    Massachusetts...................................            8.1       16.7
    New Jersey......................................            6.4        6.8
    New York........................................           10.6        9.8
    Pennsylvania....................................            3.7        6.3
    Vermont.........................................            1.1        1.4
    New Hampshire...................................            3.1        3.5
    Maryland........................................            3.0         .6
                                                            -------    -------
        Subtotal....................................           48.1       58.8
South/Southeast:
    Florida.........................................            9.4        7.5
    Georgia.........................................            1.9        2.1
    North Carolina..................................            1.1         .6
    South Carolina..................................            5.8        1.9
    Texas...........................................           17.8       11.7
    Virginia........................................            2.3        2.3
    Louisiana.......................................            1.5        1.9
                                                            -------     ------
        Subtotal....................................           39.8       28.0
West:
    California......................................            3.0        2.0
Midwest:
    Illinois........................................             .8        1.2
    Missouri........................................             .8        1.2
                                                             ------    -------
        Subtotal....................................            1.6        2.4
Other...............................................            7.5        8.8
                                                             ------    -------
        TOTAL.......................................          100.0%     100.0%
                                                              =====      =====


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

         High and low stock prices and dividends in 1996 and 1995 are displayed in the following table:

                                                           1996                1996                  1995
                                                          ------            -----------              -----
QUARTER ENDED                                          MARKET PRICE       CASH DIVIDENDS          MARKET PRICE
Common Stock:                                       High          Low          Paid            High          Low
                                                   ------        -----        ------          ------         ----
         March 31.........................         $ 22.88     $ 18.25       $ -             $    -       $    -
         June 30..........................           29.00       18.75         -                  -            -
         September 30(1)..................           29.50       24.63         -                18.50        12.00
         December 31......................           31.88       27.75         -                22.38        15.13

Special Preferred Stock:

         March 31.........................        $  24.75     $ 23.13       $ -             $   -        $   -
         June 30..........................           25.75       24.13         -                 -            -
         September 30 (1).................           26.50       25.31         -               22.38        19.75
         December 31......................           26.50       22.00       3.92 (2)          23.83        21.31

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Net earnings for FirstCity Financial Corporation ("FirstCity" or the "Company") were $35.4 million in 1996. After dividends on special preferred stock, earnings attributable to common equity were $27.7 million. These results include $14.6 million associated with the initial revaluation of tax benefits in the second quarter of 1996. Net of tax benefits from this initial revaluation, 1996 earnings applicable to common shareholders were $13.1 million, compared to $10.9 million in 1995. Per share earnings were $5.63 ($2.66 excluding the previously mentioned deferred tax benefit), versus $2.98 per share in 1995.

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

         The following is an aging of the loans held by NAF at December 31, 1996:


                                              Amount                   %
                                         ----------------       ----------------
Current through 89 days past due         $         31,503                  93.81
90 - 119 days past due                                830                   2.47
Over 120 days past due                              1,250                   3.72
                                         ----------------       ----------------
                                         $         33,583                 100.00

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

         On January 9, 1997, FirstCity executed a letter of intent to merge with Harbor Financial Group, Inc. ("Harbor"), a mortgage banking company headquartered in Houston, Texas. FirstCity and Harbor executed the definitive Agreement and Plan of Merger on March 26, 1997, pursuant to which FirstCity will issue 1,581,000 shares of common stock in exchange for 100% of Harbor's outstanding capital stock. Harbor originates and services conventional and niche residential loans, home improvement loans and commercial mortgages. Harbor has approximately $11 million in equity, assets of over $200 million and 625 employees. The transaction remains subject to the approval of both companies' shareholders, and various regulatory approvals.

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

-------------------------------------------------------------------------------------------------

                          CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------
                                                       1996           1995           1994
                                                    -----------    -----------    -----------
                                                    (Amounts in thousands, except per share data)
Income:
Net gain on purchased asset pools...............  $      19,510   $     11,984  $       7,636
Servicing fees..................................         12,456         10,903          8,080
Interest income on Class "A"  Certificate.......         11,601          8,597              -
Other interest income...........................          7,707          1,572             69
Rental income on purchased real estate pools ...          3,033          1,277              -
Other income....................................          1,037          1,356            921
                                                    -----------    -----------    -----------
                  Subtotal......................         55,344         35,689         16,706
                                                    -----------    -----------    -----------
Expenses:
Interest on senior subordinated notes payable...          3,892          4,721              -
Interest on other notes payable.................          9,980          4,284          1,812
Provision for loan losses.......................          2,029              -              -
Salaries and benefits...........................         10,822          8,094          7,252
Amortization....................................          3,113          1,534              -
Travel..........................................          1,372            797          1,007
Occupancy.......................................          2,433          1,336          1,289
Legal and accounting............................          2,323            400          1,212
Other general and administrative expense........          6,113          2,688          2,483
                                                    -----------    -----------    -----------
                  Subtotal......................         42,077         23,854         15,055
                                                    -----------    -----------    -----------
Equity earnings of acquisition partnerships               6,125          3,834          7,497
Earnings before income taxes....................         19,392         15,669          9,148
                                                    -----------    -----------    -----------
Provision (benefit) for income taxes............       (16,013)            936          3,121
Net earnings....................................  $      35,405   $     14,733  $       6,027
                                                    ===========    ===========    ===========
Special preferred dividends.....................          7,709          3,876              -
Net earnings to common..........................  $      27,696   $     10,857  $       6,027
                                                    ===========    ===========    ===========
Net earnings per share..........................  $        5.63   $       2.98  $        2.37
                                                    ===========    ===========    ===========
Average shares outstanding......................          4,923          3,642          2,544
                                                    ===========    ===========    ===========
Return on average equity .......................           45.9%          34.5%          33.7%

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

         SERVICING FEES. Servicing fees grew to $12.5 million in 1996 from $10.9 million in 1995, an increase of 14%. In connection with the $75 million securitization of performing loans from the acquisition partnerships completed in August 1996, FirstCity recognized $2.0 million of servicing fees as a result of the sale of assets by the Acquisition Partnerships. Neither FirstCity or the Acquisition Partnerships have any future obligation related to the assets sold. Excluding fees from collection of Trust assets, servicing fees increased $.4 million from 1995. Subsequent to 1996, FirstCity and the Trust entered into a tentative agreement which proposes the dissolution of the Investment Management Agreement (asset servicing agreement between FirstCity and the Trust), whereby FirstCity will receive approximately $6.8 million as a result of the dissolution.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         The following table analyzes the components of portfolio and corporate debt, capital positions at the Company and in the acquisition partnerships and associated leverage ratios of FirstCity and the acquisition partnerships:

                      ANALYSIS OF COMBINED DEBT AND EQUITY

                                                                            1996               1995
                                                                          --------            ------
                                                                             (Dollars in thousands)
AVERAGE DEBT OUTSTANDING:
    Borrowing by acquisition partnerships, non-recourse               $       188,231  $         223,028
    Borrowings secured by purchased asset pools, non-recourse                  58,898             36,348
    Borrowings secured by automobile receivables, non-recourse                 14,885                  -
    Senior subordinated notes, with recourse                                   43,288             52,614
    Other secured corporate borrowings, with recourse                          26,773              3,851
                                                                       --------------   ----------------
    Total average debt outstanding                                    $       332,075  $         315,841

COMBINED EQUITY AT YEAR END:
    FirstCity Financial Corporation                                   $        74,213  $          46,251
    Minority interest in
        acquisition partnerships                                               18,447             20,462
                                                                       --------------   ----------------
    Total equity                                                      $        92,660  $          66,713

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

                         COMMON AND PREFERRED STOCK DATA

         FirstCity's common (FCFC) and special preferred (FCFCP) shares were listed on the Nasdaq National Market System effective November 3, 1995, and were traded over the counter beginning July 3, 1995. The number of common stockholders of record on December 31, 1996, was approximately 650. High and low stock prices and dividends in 1996 and 1995 are displayed in the following table:

                                                           1996                  1996                    1995
                                                          ------              -----------               ------
QUARTER ENDED                                          MARKET PRICE         CASH DIVIDENDS           MARKET PRICE
Common Stock:                                       High          Low            Paid             High          Low
                                                    ----          ---            ----             ----          ---
         March 31.........................         $ 22.88     $ 18.25       $     -          $     -      $      -
         June 30..........................           29.00       18.75             -                -             -
         September 30(1)..................           29.50       24.63             -             18.50         12.00
         December 31......................           31.88       27.75             -             22.38         15.13

Special Preferred Stock:
         March 31.........................        $  24.75     $ 23.13       $     -          $     -      $      -
         June 30..........................           25.75       24.13             -                -             -
         September 30 (1).................           26.50       25.31             -             22.38         19.75
         December 31......................           26.50       22.00           3.92 (2)        23.83         21.31

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


                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS


                                                        1996                   1995
                                                       Fourth                 Fourth
                                                       Quarter                Quarter
                                               (Dollars in thousands, except per share data)
Income...........................................   $     13,644         $     16,639
Expenses.........................................         10,656               12,694
Equity earnings of acquisition partnerships......          1,872                1,665
Earnings before income taxes.....................          4,860                5,610
Provision (benefit) for income taxes.............        (2,142)                    -
                                                     -----------          -----------
Net earnings.....................................   $      7,002         $      5,610
                                                     ===========
Special preferred dividends......................          1,937                1,938
Net earnings to common...........................   $      5,065         $      3,672
                                                     ===========
Net earnings per share...........................   $       1.03         $       0.75


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

         In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,
                                                                                  ------------
                                                                           1996                  1995
                                                                           ----                  ----
                                                                       (Dollars in thousands, except per
                                                                                  share data)
Assets
Cash and cash equivalents......................................    $             11,441  $             8,370
Purchased asset pools and loan receivables, net................                 107,637               95,939
Equity investments in and advances to acquisition
    partnerships...............................................                  21,761               26,187
Class "A" Certificate of FirstCity Liquidating Trust...........                  53,617              162,245
Deferred tax benefit...........................................                  16,500                    -
Other assets, net..............................................                  16,257               16,148
                                                                    -------------------   ------------------
        Total Assets...........................................    $            227,213  $           308,889
                                                                    ===================   ==================

Liabilities, Special Preferred Stock and Shareholders' Equity
Liabilities:
    Notes payable, secured.....................................    $             91,924  $            85,518
    Senior subordinated notes payable..........................                       -              106,690
    Notes payable to others....................................                   4,747                8,988
    Other liabilities..........................................                   2,712                5,887
                                                                    -------------------   ------------------
        Total Liabilities......................................                  99,383              207,083
                                                                    -------------------   ------------------
Commitments and contingencies..................................                       -                    -
Special preferred stock, including dividends of $1,938
    and $3,876, respectively (nominal stated value of
    $21 per share; 2,500,000 shares authorized;
    2,460,911 issued and outstanding)..........................                  53,617               55,555
Shareholders' equity:
    Optional preferred stock (par value $.01 per share;
        100,000,000 shares authorized; no shares issued
        or outstanding)........................................                       -                    -
    Common stock (par value $.01 per share;
        100,000,000  shares authorized; issued and
        outstanding: 4,932,360 and 4,921,422 shares,
        respectively)..........................................                      49                   49
    Paid in capital............................................                  23,182               22,916
    Retained earnings..........................................                  50,982               23,286
                                                                    -------------------   ------------------

        Total Shareholders' Equity.............................                  74,213               46,251
                                                                    -------------------   ------------------
        Total Liabilities, Special Preferred Stock and
           Shareholders' Equity................................    $            227,213  $           308,889
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
                                                 =============      =============     =============




                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                      Number of                                                            Total
                                        Common          Common         Paid in         Retained        Shareholders'
                                        Shares          Stock          Capital         Earnings            Equity
                                    --------------   ------------    ------------    -------------     --------------
                                                                        (Dollars in thousands)

Balances, January 1, 1994...........        78,708  $         787   $       1,812   $       12,541    $        15,140
Net earnings for 1994...............             -              -               -            6,027              6,027
Stock dividend......................        78,708            787               -            (787)                  -
                                    --------------   ------------    ------------    -------------     --------------

Balances, December 31, 1994.........       157,416          1,574           1,812           17,781             21,167

Common stock issued.................         5,935             59             720                -                779
Common stock retired................      (11,080)          (111)         (1,089)                -            (1,200)
Net assets spun off to Combined
   Financial Corporation............             -              -               -          (5,352)            (5,352)
Merger with First City
   Bancorporation of Texas, Inc
   (note 2).........................     4,769,151        (1,473)          21,473                -             20,000
Net earnings for 1995...............             -              -               -           14,733             14,733
Preferred stock dividends...........             -              -               -          (3,876)            (3,876)
                                    --------------   ------------    ------------    -------------     --------------
Balances, December 31, 1995.........     4,921,422             49          22,916           23,286             46,251

Exercise of warrants, options and
   employee stock purchase plan.....        10,938              -             266                -                266
Net earnings for 1996...............             -              -               -           35,405             35,405
Preferred stock dividends...........             -              -               -          (7,709)            (7,709)
                                    --------------   ------------    ------------    -------------     --------------

Balances, December 31, 1996.........     4,932,360  $          49   $      23,182   $       50,982    $        74,213
                                    ==============   ============    ============    =============     ==============

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                  1996              1995              1994
                                                                --------          --------          --------
                                                                           (Dollars in thousands)
Cash flows from operating activities:
    Net earnings........................................   $         35,405   $       14,733    $         6,027
    Adjustments to reconcile net earnings to net cash
       used in operating activities, net of effect of
       acquisitions:
         Cost of collections............................             51,430           32,776             10,705
         Purchase of asset pools........................           (77,964)         (42,727)           (27,869)
         Provision for loan losses......................              2,029                -                  -
         Equity in earnings of acquisition partnerships.            (6,125)          (3,834)            (7,497)
         Collections on performing asset pools..........             11,646            1,293                  -
         Deferred income tax expense (benefit)..........           (16,500)             (64)              1,481
         Depreciation and amortization..................              4,047            1,886                299
         (Increase) decrease in other assets............            (9,255)         (10,881)                270
         Increase (decrease) in other liabilities.......            (3,300)             (25)                278
                                                             --------------     ------------      -------------
         Net cash used in operating activities..........            (8,587)          (6,843)           (16,306)
                                                             --------------     ------------      -------------

Cash flows from investing activities, net of effect
     of acquisitions:
     Advances to acquisition partnerships and affiliates            (1,256)          (9,755)                  -
     Payments on advances to acquisition partnerships and
       affiliates.......................................              9,821              169                  -
     Acquisition of subsidiaries........................              (302)          (7,753)                  -
     Principal and special preferred dividend payments on
       Class "A" Certificate............................            115,337                -                  -
     Property and equipment, net........................            (1,026)          (1,385)              (435)
     Contributions to acquisition partnerships..........           (30,704)          (3,583)            (4,431)
     Distributions from acquisition partnerships........             31,279            5,206             12,327
                                                             --------------     ------------      -------------
         Net cash provided by (used in) investing activities        123,149         (17,101)              7,461
                                                             --------------     ------------      -------------

Cash flows from financing activities, net of effect
     of acquisitions:
     Borrowings under notes payable.....................            103,619           49,224             23,763
     Payments of notes payable .........................          (100,039)         (40,726)           (11,888)
     Payment of senior subordinated notes payable ......          (105,690)                -                  -
     Additions to notes payable to stockholders and officers              -            1,930              1,695
       Reduction of notes payable to stockholders and officers            -          (1,843)            (3,456)
     Capital contribution of First City Bancorporation of
       Texas, Inc.......................................                  -           20,000                  -
     Proceeds from issuing common stock.................                266              779                  -
     Dividends paid.....................................            (9,647)                -                  -
     Retirement of common stock.........................                  -          (1,200)                  -
                                                             --------------     ------------      -------------
         Net cash provided by (used in) financing activities      (111,491)           28,164             10,114
                                                             --------------     ------------      -------------

Net increase in cash....................................   $          3,071   $        4,220    $         1,269
Cash, beginning of year.................................              8,370            4,150              2,881
                                                             --------------     ------------      -------------

Cash, end of year.......................................   $         11,441   $        8,370    $         4,150
                                                             ==============     ============      =============
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
       Interest.........................................   $         13,822   $        8,683    $         1,794
                                                             ==============     ============      =============
       Income taxes.....................................   $            116   $        1,000    $         4,690
                                                             ==============     ============      =============



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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

         (E)  PURCHASED ASSET POOLS AND LOAN RECEIVABLES

         Purchased asset pools and loan receivables are reflected in the accompanying financial statements as non-performing asset pools, performing asset pools, automobile finance receivables or purchased real estate pools. The following is a description of each such classification and the related accounting policy accorded to each asset type:

         Non-performing Asset Pools

         Non-performing asset pools consist primarily of distressed loans and loan related assets, such as foreclosed upon collateral. Non-performing asset pools are designated as such if the preponderance of loans in the pool are not being repaid in accordance with the contractual terms of the underlying loan agreements. Such pools are acquired on the basis of an evaluation by the Company of the timing and amount of cash flow expected to be derived from borrower payments or disposition of the underlying collateral securing the loan.

         All non-performing asset pools are purchased at substantial discounts from their outstanding legal principal amount and the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the amortized cost of non-performing asset pools is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment indentified subsequent to acquisition. Such allowance is charged to earnings in the period identified, however, no impairment has been identified during any of the periods presented.

         Gross profit from dispositions and payments received on non-performing asset pools is recognized as income to the extent that proceeds collected on the asset pool exceed a pro-rata portion of allocated cost from the purchased asset pool. Cost allocation is based on a proration of actual collections divided by total estimated collections of the pool. No interest income is recognized separately on non-performing asset pools. Such amounts are included in proceeds from dispostion and payments received on purchased asset pools as realized. Accounting for these pools is on a pool basis as opposed to an individual asset by asset basis.

         Performing Asset Pools

         Performing asset pools consist primarily of pools of consumer and commercial loans acquired from the originator of such loans at a discount from the aggregate amount of the borrowers' obligation. Pools are classified as performing if the preponderance of the loans are being repaid in accordance with the current terms of the notes.

         Performing asset pools are carried at the unpaid principal balance of the underlying loans, net of acquisition discounts. Interest is recognized when earned in accordance with the contractual terms of the loans. The recognition of interest is discontinued once a loan becomes past due 90 days or more. Acquisition discounts for the pool as a whole are amortized as an adjustment to yield over the estimated life of the pool. Accounting for these pools is on a pool basis as opposed to an individual basis.

         Performing asset pools are evaluated for impairment on a quarterly basis. Impairment is measured based on the present value of expected future cash flows of the pool discounted at the loans' effective interest rate, or the fair value of the collateral less estimated selling costs, if the loan is collateral dependent and foreclosure is probable. Any impairment identified is recorded as a provision for possible loss and charged to earnings

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

    in the period identified, however, no impairment has been identified for any periods presented.

         Automobile Finance Receivables

         Automobile finance receivables consist of sub-prime automobile finance receivables, which are acquired from third party dealers, purchased at a non-refundable discount from the contractual principal amount. This discount is allocated between discount available for loan losses and discount available for accretion to interest income. Discounts allocated to discounts available for accretion are deferred and accreted to income using the interest method. To date all acquired discounts have been allocated as discounts available for loan losses. To the extent the discount is considered insufficient to absorb anticipated losses on acquired portfolios, additions to the allowance are made through a provision for loan losses (see note 3). The evaluation of the allowance considers portfolio performance, historical losses, delinquency statistics, collateral valuations and current economic conditions. Such evaluation is made on an individual loan basis using a static pool analysis. Interest on automobile finance receivables is accrued in accordnace with the contractual terms of the loans. The recognition of interest is discontinued once a loan becomes ninety days or more past due.

         Purchased Real Estate Pools

         Purchased real estate pools consist of real estate assets acquired in pool purchses from a variety of sellers. Such pools are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate are capitalized, whereas those relating to holding assets are charged to expense. Rental income, net of expenses, on purchased real estate pools is recognized when received.

         The Company has adopted Statement of Financial Accounting Standards
    (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, for its performing assets pools and automobile finance receivables which requires creditors to evaluate the collectibility of both contractual interest and principal of loans when assessing the need for a loss accrual. Impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent and foreclosure is probable. The adoption of SFAS No. 114 had no impact on the financial statements of the Company.

         (F)  PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost, less accumulated depreciation. Depreciation is provided using accelerated methods over the estimated useful lives of the assets.

         (G)  INTANGIBLES

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

         (H)  FEDERAL INCOME TAXES

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

         (I)  NET EARNINGS PER SHARE

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

         (J) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

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

    (2)  MERGERS AND ACQUISITIONS

    A Joint Plan of Reorganization by First City Bancorporation of Texas, Inc. ("FCBOT" or the "Debtor"), Official Committee of Equity Security Holders, and J-Hawk Corporation ("J-Hawk"), with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, (the "Plan of Reorganization"), became effective on July 3, 1995. Pursuant to the Plan of Reorganization and an Agreement and Plan of Merger (collectively referred to as the "Plan") between the Debtor and J-Hawk, on July 3, 1995, J-Hawk was merged (the "Merger") with and into FCBOT. Pursuant to the Merger,
(i) the former holders of

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

common stock of J-Hawk received, in the aggregate, approximately 49.9% of the outstanding common stock of the surviving entity, in exchange for their shares of J-Hawk common stock, (ii) 2,460,911 shares or approximately 50.1% of the outstanding common stock of the surviving entity was distributed among former security holders of the Debtor pursuant to the Plan, and (iii) the name of the corporation was changed to FirstCity Financial Corporation. As a result of the implementation of the Plan and the consummation of the Merger, FirstCity also issued (i) 9% senior subordinated notes (all of which have been redeemed), (ii) warrants to purchase 500,000 shares of its common stock at an exercise price of $25 per share, and (iii) special preferred stock to certain former security holders of the Debtor.

    J-Hawk contributed substantially all of its interests in its acquisition partnerships, all of its servicing operations, substantially all of its leasehold improvements and equipment and its entire management team to FirstCity. All remaining assets and liabilities of J-Hawk were spun out to Combined Financial Corporation (owned by the former J-Hawk shareholders) in June 1995. The common stock of J-Hawk was converted into 2,460,511 shares of FirstCity common stock. The Debtor contributed $20 million in cash to FirstCity. While the transaction was legally structured as a merger, substantively, the transaction is treated for accounting purposes as a purchase of the Debtor by J-Hawk. The net assets of J-Hawk spun out to Combined Financial Corporation were as follows:


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


                                                               Year ended December 31,
                                                ------------------------------------------------------
                                                    1996                1995                 1994
                                                ------------      ----------------      --------------

Net revenues (including equity earnings)......       $99,089               $59,965             $40,865
Net earnings to common........................        31,420                11,368               5,445
Net earnings per share........................          4.82                  2.17                1.31

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

(3) PURCHASED ASSET POOLS AND LOAN RECEIVABLES

         The purchased asset pools are summarized as follows:


                                                                        December 31,
                                                       ----------------------------------------------
                                                               1996                        1995
                                                       --------------------          ----------------
Non-performing asset pools (as defined in note 1(e)):
    Loans                                              $           294,244           $       394,802
    Real estate assets                                               7,995                    10,052
                                                       --------------------          ----------------
                                                                   302,239                   404,854

Performing asset pools (as defined in note 1(e))                    14,944                    16,714

Automobile finance receivables (as defined in note 1(e))            33,583                         -
Allowance for losses                                                (2,693)                        -
                                                       --------------------          ----------------
                                                                     30,890                        -

Purchased real estate pool (as defined in note 1(e))                 25,303                    35,179
                                                       --------------------          ----------------
    Total purchased asset pools                                    373,376                   456,747

Discount required to reflect purchased asset pools
    at carrying value                                             (265,739)                 (360,808)
                                                       --------------------          ----------------
    Purchased asset pools, net                         $           107,637           $        95,939
                                                       ====================          ================

         The purchased asset pools are pledged to secure non-recourse notes payable.

         The activity in the allowance for loan losses is summarized as follows:


                                                   Year ended December 31,
                                            -----------------------------------
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

         The per share weighted-average fair value of stock options granted during 1996 and 1995 was $13.19 and $14.28, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions:
1996 - $0 expected dividend yield, risk-free interest rate of 5.75%, expected volatily of 30%, and an expected life of 9.7 years; 1995 -$0 expected dividend yield, risk-free interest rate of 5.75%, expected volatily of 30%, and an expected life of 9.8 years.

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


                                                   1996         1995
                                                   ----         ----
Net earnings to common shareholders:
As reported................................      $27,696      $10,857
Pro forma..................................       26,983       10,740

Net earnings per share:
As reported................................        $5.63        $2.98
Pro forma..................................         5.48         2.95

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
                                           =============      ============      =============

         The actual income tax expense (benefit) attributable to earnings from operations differs from the expected tax expense (computed by applying the U.S. Federal corporate tax rate of 35% for 1996 and 1995 and 34% for 1994 to earnings from operations before income taxes) as follows:


                                                 1996             1995           1994
                                              -----------      ----------     ----------
Computed expected tax expense               $       6,787   $       5,484   $      3,110
Increase (reduction) in income
taxes resulting from:
Tax effect of "A" Certificate                     (4,060)         (3,009)              -
Change in valuation allowance                    (18,776)         (1,522)              -
Other                                                  36            (17)             11
                                              -----------      ----------     ----------
                                            $    (16,013)   $        936          $3,121
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



                                        JAYNES, REITMEIER, BOYD & THERRELL, P.C.

Waco, Texas
February 8, 1995

                                             FIRSTCITY FINANCIAL CORPORATION
                                                 SELECTED FINANCIAL DATA

                                          (Dollars in thousands, except per share data)

                                                   1996         1995          1994         1993        1992
                                                   ----         ----          ----         ----        ----
Income.........................................   $55,344      $35,689      $16,706      $15,215       $17,818
Expenses.......................................    42,077       23,854       15,055       14,054        16,686
Equity in earnings of acquisition partnerships.     6,125        3,834        7,497        8,058         4,382
Earnings from operations before income taxes...    19,392       15,669        9,148        9,219         5,514
Net earnings (1)...............................    35,405       14,733        6,027        6,184         3,510
Special preferred dividends....................     7,709        3,876            -            -             -
Net earnings to common (1).....................    27,696       10,857        6,027        6,184         3,510
Net earnings per share (1).....................      5.63         2.98         2.37         2.43          1.38
Dividends per common share.....................         -            -            -            -             -
At year end:
         Total assets..........................   227,213      308,889       52,282       35,798        27,405
         Total notes payable...................    96,671      201,196       27,098       16,985        17,370
         Special preferred stock...............    53,617       55,555            -            -             -
         Total common equity...................    74,213       46,251       21,167       15,140         8,956

(1) Includes $16.5 million of deferred tax benefit in 1996


                        SELECTED QUARTERLY FINANCIAL DATA

                                                   1996                                      1995
                                 ----------------------------------------- ----------------------------------------
                                                   (Dollars in thousands, except per share data)
                                  First     Second     Third     Fourth     First     Second    Third     Fourth
                                  Quarter   Quarter    Quarter   Quarter    Quarter   Quarter   Quarter   Quarter
                                  -------   -------    -------   -------    -------   -------   -------   -------
Income.........................   $13,329   $13,906    $14,465   $13,644     $3,340    $6,781    $8,929   $16,639
Expenses.......................    10,513    10,287     10,621    10,656      2,529     3,409     5,222    12,694
Equity earnings of
  acquisition partnerships.....       714       916      2,623     1,872        628       731       810     1,665
Net earnings(1)................     3,390    18,905      6,108     7,002        949     3,657     4,517     5,610
Special preferred dividends....     1,938     1,938      1,896     1,937          -         -     1,938     1,938
Net earnings to common(1)......     1,452    16,967      4,212     5,065        949     3,657     2,579     3,672
Net earnings per share(1)......      0.30      3.45       0.86      1.03       0.42      1.54      0.52      0.75
-------------------------------------------------------------------------------------------------------------------

------------
(1) Includes $14.6 million and $1.9 million deferred tax benefit in second and fourth quarters, respectively, of 1996


                            ACQUISITION PARTNERSHIPS
                             COMBINED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


                                                                                         1996                    1995
                                                                                         ----                    ----
Assets:
-------
Cash............................................................................               $8,812                  $8,332
Purchased asset pools, net......................................................              177,480                 221,508
Investments in trust certificates...............................................                5,195                       -
Receivable from affiliates......................................................                  234                     108
Restricted cash.................................................................                  795                   2,751
Other assets....................................................................                3,150                   2,442
                                                                                 --------------------     -------------------
                                                                                             $195,666                $235,141
                                                                                 ====================     ===================

Liabilities and Partners' Capital:
----------------------------------

Accounts payable (including $574 and $724 to affiliates in
  1996 and 1995, respectively)..................................................               $1,756                    $724
Accrued liabilities.............................................................                1,738                   8,550
Long-term debt (including $74,341 and $87,611 to affiliates in
  1996 and 1995, respectively)..................................................              141,054                 171,448
                                                                                 --------------------     -------------------
              Total liabilities.................................................              144,548                 180,722
Contingencies...................................................................                    -                       -

Partners' capital...............................................................               51,118                  54,419
                                                                                 --------------------     -------------------
                                                                                             $195,666                $235,141
                                                                                 ====================     ===================


See accompanying notes to combined financial statements.


                            ACQUISITION PARTNERSHIPS
                        COMBINED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)


                                                                     1996                   1995                      1994
                                                                ---------------       -----------------        -------------------
Proceeds from disposition of and payments received
      on purchased asset pools................................         $174,012                $188,934                   $204,057
Cost of purchased asset pools.................................        (134,507)               (137,564)                  (140,779)
                                                                ---------------       -----------------        -------------------
      Net gain on purchased asset pools.......................           39,505                  51,370                     63,278
Interest income on performing asset pools.....................            7,870                       -                          -
Interest expense (including $14,571, $13,333
  and $10,197 to affiliates in 1996, 1995
  and 1994, respectively).....................................         (22,065)                (27,034)                   (22,544)
General, administrative and operating   expenses..............         (14,777)                (14,870)                   (20,996)
Other income (expense), net...................................              210                     121                      (428)
                                                                ---------------       -----------------        -------------------
      Net income..............................................          $10,743                  $9,587                    $19,310
                                                                ===============       =================        ===================




See accompanying notes to combined financial statements.


                            ACQUISITION PARTNERSHIPS
               COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)



                                                                       Class B
                                          Class A Equity               Equity
                                   ---------------------------    -------------
                                     General        Limited          Limited        General          Limited
                                    Partners        Partners        Partners       Partners          Partners            Total
                                   -----------    ------------    -------------   -----------      ------------      --------------
Balance at December 31,   1993            $540         $26,481          $22,509           $16              $796             $50,342
Contributions....................          169           8,262                -             6               283               8,720
Distributions....................         (444)        (21,769)          (3,974)          (30)           (1,453)            (27,670)
Net income.......................          269          13,219            2,634            64             3,124              19,310
                                  ------------    ------------   --------------   -----------      ------------      --------------
Balance at December 31, 1994.....          534          26,193           21,169            56             2,750              50,702
Contributions....................           82           4,027                -            60             2,946               7,115
Distributions....................         (197)         (9,645)          (1,585)          (31)           (1,527)            (12,985)
Net income.......................          154           7,511            1,648             6               268               9,587
                                  ------------    ------------   --------------   -----------      ------------      --------------
Balance at December 31, 1995.....          573          28,086           21,232            91             4,437              54,419
Contributions....................           54           2,621                -           986            48,303              51,964
Distributions....................         (400)        (19,598)          (3,082)         (860)          (42,068)            (66,008)
Net income.......................           47           2,301              556           156             7,683              10,743
                                  ------------    ------------   --------------   -----------      ------------      --------------
Balance at December 31, 1996.....    $     274       $  13,410       $   18,706    $      373       $    18,355         $    51,118
                                  ============    ============   ==============   ===========      ============      ==============



See accompanying notes to combined financial statements.


                            ACQUISITION PARTNERSHIPS
                        COMBINED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)



                                                                    1996                 1995               1994
                                                                 ----------           ----------         ----------
Cash flows from operating activities:
     Net income                                                       $10,743              $9,587            $19,310
       Adjustments to reconcile net income to net cash
         provided by (used in) operating
         activities:
         Amortization of loan origination and
           commitment fees                                              1,483               2,415              2,542
         Provision for losses                                             585                   -                  -
         Net gain on purchased asset pools                           (39,505)            (51,370)           (63,278)
         Purchase of asset pools                                    (102,695)           (101,626)          (200,350)
         Capitalized costs on purchased asset pools                   (3,330)             (1,643)               (99)
         Proceeds from disposition and payments
           received on purchased asset pools                          188,002             188,934            204,057
         (Increase) decrease in receivable from affiliates              (126)                  49                232
         (Increase) decrease in restricted cash                         1,956                 765            (2,166)
         Increase in other assets                                     (2,191)             (1,186)            (3,774)
         Increase (decrease) in accounts payable                        1,032               (135)                281
         Increase (decrease) in accrued liabilities                   (6,812)               1,730              5,325
                                                               --------------        ------------       ------------
           Net cash provided by (used in) operating
                  activities                                           49,142              47,520           (37,920)

Cash flows from investing activities:
     Purchase of trust certificates                                   (4,224)                   -                  -
                                                               --------------        ------------       ------------
       Net cash used in operating activities                          (4,224)                   -                  -

Cash flows from financing activities:
     Borrowing on acquisition debt                                          -              12,840             10,262
     Repayment of acquisition debt                                   (28,967)            (12,840)           (10,262)
     Borrowing on long-term debt                                      263,614             112,050            251,601
     Repayment of long-term debt                                    (265,041)           (154,312)          (189,574)
     Capital contributions                                             38,180               7,115              8,720
     Capital distributions                                           (52,224)            (12,985)           (27,670)
                                                               --------------        ------------       ------------
           Net cash provided by (used in)
           financing activities                                      (44,438)            (48,132)             43,077
                                                               --------------        ------------       ------------
Net increase (decrease) in cash                                           480               (612)              5,157
Cash at beginning of year                                               8,332               8,944              3,787
                                                               --------------        ------------       ------------
Cash at end of year                                                    $8,812              $8,332             $8,944
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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)   PURCHASED ASSET POOLS

      Purchased asset pools and loan receivables are reflected in the accompanying financial statements as non-performing asset pools, performing asset pools, automobile finance receivables or purchased real estate pools. The following is a description of each such classification and the related accounting policy accorded to each asset type:

      Non-performing Asset Pools

      Non-performing asset pools consist primarily of distressed loans and loan related assets, such as foreclosed upon collateral. Non-performing asset pools are designated as such if the preponderance of loans in the pool are not being repaid in accordance with the contractual terms of the underlying loan agreements. Such pools are acquired on the basis of an evaluation by the Company of the timing and amount of cash flow expected to be derived from borrower payments or disposition of the underlying collateral securing the loan.

      All non-performing asset pools are purchased at substantial discounts from their outstanding legal principal amount and the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the amortized cost of non-performing asset pools is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment indentified subsequent to acquisition. Such allowance is charged to earnings in the period identified, however, no impairment has been identified during any of the periods presented.

      Gross profit from dispositions and payments received on non-performing asset pools is recognized as income to the extent that proceeds collected on the asset pool exceed a pro-rata portion of allocated cost from the purchased asset pool. Cost allocation is based on a proration of actual collections divided by total estimated collections of the pool. No interest income is recognized separately on non-performing asset pools. Such amounts are included in proceeds from dispostion and payments received on purchased asset pools as realized. Accounting for these pools is on a pool basis as opposed to an individual asset basis.

      Performing Asset Pools

      Performing asset pools consist primarily of pools of consumer and commercial loans acquired from the originator of such loans at a discount from the aggregate amount of the borrowers' obligation. Pools are classified as performing if the preponderance of the loans are being repaid in accordance with the current terms of the notes.

      Performing asset pools are carried at the unpaid principal balance of the underlying loans, net of acquisition discounts. Interest is recognized when earned in accordance with the contractual terms of the loans. The recognition of interest is discontinued once a loan becomes past due 90 days or more. Acquisition discounts for the pool as a whole are amortized as an adjustment to yield over the estimated life of the pool. Accounting for these pools is on a pool basis as opposed to an individual asset basis.

      Performing asset pools are evaluated for impairment on a quarterly basis. Impairment is measured based on the present value of expected future cash flows of the pool discounted at the loans' effective interest rate, or the fair value of the collateral less estimated selling costs, if the loan is collateral dependent and foreclosure is probable. Any impairment identified is recorded as a provision for possible loss and charged to earnings in the period identified, however, no impairment has been identified for any periods presented.

      The Acquisition Partnerships has adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, for its performing assets pools which requires creditors to evaluate the collectibility of both contractual interest and principal of loans when assessing the need for a loss accrual. Impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent and foreclosure is probable. The adoption of SFAS No. 114 had no impact on the financial statements of the Acquisition Partnerships.

(B)   INVESTMENTS IN TRUST CERTIFICATES

      Investments in trust certificates represent unrated beneficial interests in a securitized trust. Such investment is carried at amortized cost as the Partnerships intend to hold such investments until maturity.

(C)   INCOME TAXES

      Under current Federal laws, partnerships are not subject to income taxes; therefore, no provision has been made for such taxes in the accompanying combined financial statements. For tax purposes, income or loss is included in the individual tax returns of the partners.

(D)   USE OF ESTIMATES

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

(3)   PURCHASED LOAN POOLS

      The purchased loan pools at December 31, 1996 and 1995 are summarized as follows:


                                                                               1996                     1995
                                                                        -------------------       -----------------
      Loans                                                             $          279,973        $        370,437
      Foreclosed assets                                                              44,367                  49,822
                                                                        -------------------       -----------------
                                                                                    324,340                 420,259
      Discount required to reflect purchased asset pools at
         amortized cost                                                           (146,860)               (198,751)
                                                                        -------------------       -----------------
      Purchased loan pools, net                                                    $177,480                $221,508
                                                                        ===================       =================


(4)   NOTES PAYABLE

      Notes payable at December 31, 1996 and 1995 consist of the following:


                                                                                   1996                  1995
                                                                                ----------            ---------
Senior collateralized loans, secured by acquired asset pools:
      Prime (8.25% at December 31, 1996) plus 1.5% to 2.5%                   $        39,283             27,737
      LIBOR (5.5% at December 31, 1996) plus 3.25% to 6.5%                            92,455             61,140
      New York inter-bank offering rate (6.5% at December 31, 1996)
         plus 3%                                                                       4,457             27,513
Subordinated collateralized loans, secured by acquired asset pools
      Prime (8.25% at December 31, 1996) plus 2% to 7%                                 4,859             55,058
                                                                               -------------       ------------
                                                                             $       141,054            171,448
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

      Contractual maturities (excluding principal and interest payments payable from proceeds from dispositions and payments received on the purchased loan pools) of long term debt are as follows:

Year ending December 31:


      1997                                   $26,469
      1998                                     1,855
      1999                                    71,764
      2000                                         -
      2001                                    40,966
                                    ----------------
                                            $141,054
                                    ================

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

         Section 16(a) of the Exchange Act requires FirstCity's directors and executive officers, and persons who own more than 10 percent of the FirstCity Common Stock, to file with the Securities and Exchange Commission certain reports of beneficial ownership of the FirstCity Common Stock. Based solely on copies of such reports furnished to FirstCity and written representations that no other reports were required, FirstCity believes that all applicable such
Section 16(a) filing requirements were complied with by its directors, officers and 10 percent stockholders during the last fiscal year.

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

                           SUMMARY COMPENSATION TABLE


                                                                                                     LONG TERM        ALL OTHER
                                                                                                 COMPENSATION        COMPENSA-
                                                            ANNUAL COMPENSATION (1)                    AWARDS        TION (6)($)
                                               ------------------------------------------------- ------------------ ------------
NAME AND PRINCIPAL POSITION          YEAR             SALARY ($)                BONUS ($)          OPTION (5) (#)
------------------------------- -------------- ------------------------  ----------------------- ------------------
James R. Hawkins,..............     1996                        300,000          82,500 (2)             2,845 (7)         11,374
     Chairman of the Board and      1995:
     Chief Executive Officer     07/03-12/31                    155,769         225,000                22,500              3,086
                                 01/01-07/02                    150,000              --                    --              3,086
                                  Total 1995                    305,769         225,000                22,500              6,172
                                     1994                       245,000         580,000                    --              7,202
C. Ivan Wilson,................      1996                       103,962         452,422 (3)                --              5,941
     Vice Chairman of the Board     1995:
                                 07/03-12/31                    125,000              --                13,000             14,984
                                 01/01-07/02                    125,000         500,000 (4)                --             19,169
                                  Total 1995                    250,000         500,000 (4)            13,000             34,153
                                     1994                       250,000              --                    --             31,372
James T. Sartain,..............      1996                       300,000          82,500 (2)             2,845 (7)          7,927
     President and Chief            1995:
     Operating Officer           07/03-12/31                    155,769         225,000                24,800              2,529
                                 01/01-07/02                    150,000              --                    --              2,529
                                  Total 1995                    305,769         225,000                24,800              5,058
                                     1994                       245,000         531,000                    --              5,491
Rick R. Hagelstein,............      1996                       300,000          82,500 (2)             2,845 (7)          9,913
     Executive Vice President       1995:
     and Managing Director of    07/03-12/31                    155,769         225,000                24,800              2,991
     Asset Management            01/01-07/02                    150,000              --                    --              2,991
                                  Total 1995                    305,769         225,000                24,800              5,982
                                     1994                       245,000         420,000                    --              5,491
Matt A. Landry, Jr.,...........      1996                       250,000          82,500 (2)             2,845 (7)          7,899
     Executive Vice President,      1995:
        Senior Financial Officer 07/03-12/31                    129,808         185,000                21,300              3,003
        and Managing Director of 01/01-07/02                    125,000              --                    --              3,003
        Mergers and Acquisitions  Total 1995                    254,808         185,000                21,300              6,006
                                     1994                       119,231         225,000                    --              5,929
G. Stephen Fillip..............      1996                       135,000          38,500 (2)             1,328 (7)          6,402
     Senior Vice President          1995:
                                 07/03-12/31                     70,096          75,000                21,300              1,442
                                 01/01-07/02                     67,500              --                    --              1,443
                                  Total 1995                    137,596          75,000                11,500              2,885
                                     1994                        74,616         133,500                    --                867





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


                                            401(K)        SUPPLEMENT          LTD
               EXECUTIVE                     MATCH           LIFE           PREMIUMS         AUTO          TOTAL
---------------------------------------  -------------  ---------------  --------------  ------------- --------------
James R. Hawkins.......................  $       4,500  $         4,353  $        1,830  $         691 $      11,374
James T. Sartain.......................          4,500            1,079           1,830            518         7,927
Rick R. Hagelstein.....................          4,500            1,786           1,830          1,797         9,913
Matt A. Landry, Jr.....................          4,500            1,511           1,525            363         7,899
G. Stephen Fillip......................          4,500            1,079             823              -         6,402

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

                        AGGREGATED 1996 OPTION EXERCISES
                           AND YEAR-END OPTION VALUES


                                                 NUMBER OF SHARES                        VALUE OF UNEXERCISED
                                              UNDERLYING UNEXERCISED                   IN-THE-MONEY OPTIONS AT
                                           OPTIONS AT DECEMBER 31, 1996                DECEMBER 31, 1996 ($)(1)
                                     ----------------------------------------  --------------------------------
NAME(2)                                  EXERCISABLE         UNEXERCISABLE         EXERCISABLE         UNEXERCISABLE
-------                              ------------------  --------------------  ------------------- -----------------
James R. Hawkins...................        4,500                18,000               31,500              126,000
James T. Sartain...................        6,200                18,600               55,800              167,400
Rick R. Hagelstein.................        6,200                18,600               55,800              167,400
Matt A. Landry, Jr.................        5,325                15,975               47,925              143,775
George S. Fillip...................        2,875                8,625                25,875               77,625

-----------------------------
(1) Aggregate market value (based on December 31, 1996 stock price of $29 per share of the shares of FirstCity common stock underlying such options, less the aggregate exercise price payable.

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


                                                                                         SHARES             PERCENT
                                                                                      BENEFICIALLY             OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                                  OWNED              CLASS
----------------------------------------                                              -------------        ---------
James R. Hawkins..........................................................               974,500(2)            17.8
C. Ivan Wilson............................................................                 2,664(3)               *
James T. Sartain..........................................................               377,360(2)             6.9
Rick R. Hagelstein........................................................               377,360(4)             6.9
Matt A. Landry, Jr........................................................                57,685(5)             1.1
Richard E. Bean...........................................................                78,633(6)             1.4
Bart A. Brown, Jr.........................................................                    --                 --
Donald J. Douglass........................................................                19,130(7)             0.3
David W. MacLennan........................................................                    --(8)              --
David Palmer..............................................................                99,677                1.8
All directors and executive officers as a group (17 persons)..............             2,344,663               42.8
ATARA I, LTD..............................................................               372,400(2)             6.8
         P.O. Box 8216
         Waco, Texas 76714
ATARA Corp................................................................               372,400(9)             6.8
         P.O. Box 8216
         Waco, Texas 76714

-----------------------------
*  Less than 1%

(1) The business mailing address of each of such persons (except for ATARA I, LTD. and ATARA Corp.) is 6400 Imperial Drive, Waco, Texas 76712.
(2) Includes 506 shares that may be acquired within sixty days of February 28, 1997 through the exercise of warrants of FirstCity to purchase FirstCity Common Stock . Each of Messrs. Hawkins and Sartain, and ATARA I, LTD., a Texas limited partnership ("ATARA"), acquired warrants to purchase 506 shares of FirstCity Common Stock pursuant to the exchange under the Plan of Reorganization of shares of Common Stock of FCBOT owned by such persons. Messrs. Hawkins and Sartain, and ATARA, are parties to a Shareholder Voting Agreement with Cargill regarding the FirstCity Common Stock. Each of Messrs. Hawkins and Sartain, and ATARA, disclaims beneficial ownership of the shares of FirstCity




         Common Stock owned by Cargill. With regard to Messrs. Hawkins and Sartain, 4,500 and 4,960, respectively, of such shares are subject to options granted on October 27, 1995 pursuant to FirstCity's 1995 Stock Option and Award Plan, which are vested but unexercised.
(3) Includes 676 shares that may be acquired within sixty days of February 28, 1997 through the exercise of warrants of FirstCity to purchase FirstCity Common Stock (which warrants were acquired pursuant to the exchange under the Plan of Reorganization of shares of common stock of FCBOT owned by Mr. Wilson).
(4) 371,894 of such shares of FirstCity Common Stock are held of record by ATARA. 506 of such shares are subject to warrants of FirstCity to purchase FirstCity Common Stock held of record by ATARA. See note (2) to this table. ATARA is principally engaged in the investment in FirstCity's Common Stock. The sole general partner of ATARA is ATARA Corp., a Texas corporation ("ATARA Corp."), which is also principally engaged in the investment in FirstCity's Common Stock. Mr. Hagelstein may be deemed to beneficially own all such 372,400 shares by virtue of being the Chairman of the Board and President of ATARA Corp., and by reason of the fact that his wife is the only other officer or director of ATARA Corp. and owns 33.33 percent of the outstanding shares of common stock of ATARA Corp. 4,960 of such shares are subject to options granted on October 27, 1995 pursuant to FirstCity's 1995 Stock Option and Award Plan, which are vested but unexercised.
(5) 53,065 of such shares of FirstCity Common Stock are held of record by Enovest Associates, Ltd., a Texas limited partnership ("Associates"), which is principally engaged in the business of investments, including its investment in FirstCity's Common Stock. The sole general partner of Associates is Enovest Investments, Inc., a Texas corporation ("Investments"). Mr. Landry may be deemed to beneficially own all such 53,065 shares by virtue of being a Vice President of Investments and a limited partner of Associates. 4,620 of such shares are subject to options granted on October 27, 1995 to Mr. Landry pursuant to FirstCity's 1995 Stock Option and Award Plan, which are vested but unexercised.
(6) Includes 9,964 shares that may be acquired within sixty days of February 28, 1997 through the exercise of warrants of FirstCity to purchase FirstCity Common Stock (which warrants were acquired pursuant to the exchange under the Plan of Reorganization of shares of common stock of FCBOT owned by Mr. Bean).
(7) Includes 2,424 shares that may be acquired within sixty days of February 28, 1997 through the exercise of warrants of FirstCity to purchase FirstCity Common Stock (which warrants were acquired pursuant to the exchange under the Plan of Reorganization of shares of common stock of FCBOT owned by Mr.Douglass).
(8) Mr. MacLennan is an officer of certain affiliates of Cargill, which, as of February 28, 1997, was the record owner of 241,137 shares of FirstCity Common Stock. Mr. MacLennan disclaims beneficial ownership of such shares; however, the shares are included in the total shares for the percentage of class calculation. Cargill is party to a Shareholder Voting Agreement with Messrs. Hawkins and Sartain, and ATARA, regarding the FirstCity Common Stock.
(9) 371,894 of such shares of FirstCity Common Stock are held of record by ATARA. 506 of such shares are subject to warrants of FirstCity to purchase FirstCity Common Stock held of record by ATARA. See note (2) to this table. ATARA Corp. may be deemed to beneficially own all such 372,400 shares by virtue of being the sole general partner of ATARA.

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

EXHIBIT
NUMBER     DESCRIPTION
------     -----------
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

EXHIBIT
NUMBER     DESCRIPTION
------     -----------
10.5 Tier 3 Custodial Agreement dated July 11, 1995 among the Registrant, as custodian, Fleet National Bank, as agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and the Registrant, as servicer (incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).
23.1       Consent of KPMG Peat Marwick LLP.*
23.2       Consent of KPMG Peat Marwick LLP.*
23.3       Consent of Jaynes, Reitmeier, Boyd & Therrell, P.C.*
27.1 Financial Data Schedule. (Exhibit 27.1 has been previously submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K being submitted to the Securities and Exchange Commission. Exhibit 27.1 shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Act of 1934, as amended, or Section 323 of the Trust Indenture
           Act of 1939, as amended, or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.)**

  * Filed herewith
  ** Previously filed

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

                Signature                           Date          Title
                ---------                           ----          -----


          /s/ JAMES R. HAWKINS                 May 8, 1997        Chairman of the Board, Chief
-----------------------------------------                         Executive Officer and Director
            James R. Hawkins                                      (Principle Executive Officer)

                                                                  Vice Chairman and Director
-----------------------------------------
             C. Ivan Wilson

          /s/ JAMES T. SARTAIN                 May 8, 1997        President, Chief Operating Officer
-----------------------------------------                         and Director
            James T. Sartain

         /s/ MATT A. LANDRY, JR.               May 8, 1997        Executive Vice President, Senior
-----------------------------------------                         Financial Officer, Managing
           Matt A. Landry, Jr.                                    Director - Mergers and Acquisitions
                                                                  and Director
                                                                  (Principal Financial Officer)

         /s/ RICK R. HAGELSTEIN                May 8, 1997        Executive Vice President,
-----------------------------------------                         Managing Director and Director
           Rick R. Hagelstein

           /s/ GARY H. MILLER                  May 8, 1997        Senior Vice President, Chief
-----------------------------------------                         Financial Officer (Principal
             Gary H. Miller                                       Accounting Officer)


          /s/ RICHARD E. BEAN                  May 8, 1997        Director
-----------------------------------------
             Richard E. Bean










                                                                  Director
-----------------------------------------
           Bart A. Brown, Jr.


                                                                  Director
-----------------------------------------
           Donald J. Douglass


            /s/ DAVID PALMER                   May 8, 1997        Director
-----------------------------------------
              David Palmer


       /s/ DAVID W. MACLENNAN                  May 8, 1997        Director
-----------------------------------------
           David W. MacLennan


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

23.1     Consent of KPMG Peat Marwick LLP.*

23.2     Consent of KPMG Peat Marwick LLP.*

23.3     Consent of Jaynes, Reitmeier, Boyd & Therrell, P.C.*

27.1 Financial Data Schedule.* (Exhibit 27.1 has been previously submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K being submitted to the Securities and Exchange Commission.
         Exhibit 27.1 shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Act of 1934, as amended, or Section 323 of the Trust Indenture Act of 1939, as amended, or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.) **

-----------------
*Filed herewith
**Previously filed