Form 10-Q
period 1997-03-31
FIRSTCITY FINANCIAL CORP
filed 1997-05-15
CIK 828678

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 1997, 4,935,772 shares of Common Stock, par value $.01 per share, were outstanding.

FORWARD LOOKING INFORMATION

The statements included in this Quarterly Report on Form 10-Q regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," "anticipate," "believes" and similar expressions are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to, the uncertainties relating to industry and market conditions, natural disasters and other catastrophes, and other risks and uncertainties described in this Quarterly Report on Form 10-Q and in FirstCity Financial Corporation's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS
                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                           March 31,             December 31,
         (Dollars in thousands, except per share data)                       1997                    1996
---------------------------------------------------------------------------------------------------------------

                            Assets
                            ------
Cash and cash equivalents......................................     $               6,938    $           11,441
Purchased asset pools and loan receivables, net................                   134,213               107,637
Equity investments in and advances to acquisition
    partnerships...............................................                    27,934                21,761
Class "A" Certificate of FirstCity Liquidating Trust...........                    45,894                53,617
Deferred tax benefit...........................................                    16,800                16,500
Other assets, net..............................................                    20,014                16,257
                                                                      -------------------      ----------------
        Total Assets...........................................     $             251,793    $          227,213
                                                                      ===================      ================

  Liabilities, Special Preferred Stock and Shareholders' Equity
Liabilities:
    Notes payable, secured.....................................     $             117,360    $           91,924
    Notes payable to others....................................                     4,168                 4,747
    Other liabilities..........................................                     3,182                 2,712
                                                                      -------------------      ----------------
        Total Liabilities......................................                   124,710                99,383
                                                                      -------------------      ----------------
Commitments and contingencies..................................                         -                     -
Special preferred stock, including dividends of $1,659 and
    $1,938, respectively (nominal stated value of $21 per
    share; 2,500,000 shares authorized; issued and
    outstanding: 2,106,456 and 2,460,911, respectively)........                    45,894                53,617
Shareholders' equity:
    Optional preferred stock (par value $.01 per share;
        100,000,000 shares authorized; no shares issued or
        outstanding)...........................................                         -                     -
    Common stock (par value $.01 per share; 100,000,000
        shares authorized; issued and outstanding: 4,935,743
        and 4,932,360 shares, respectively)....................                        49                    49
    Paid in capital............................................                    23,258                23,182
    Retained earnings..........................................                    57,882                50,982
                                                                      -------------------      ----------------
        Total Shareholders' Equity.............................                    81,189                74,213
                                                                      -------------------      ----------------
        Total Liabilities, Special Preferred Stock and
           Shareholders' Equity................................     $             251,793    $          227,213
                                                                      ===================      ================



See accompanying notes to consolidated financial statements.




                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                        Three Months Ended
                                                            March 31,
                                                 --------------------------------
           (Amounts in thousands,
           except per share data)                    1997               1996
---------------------------------------------------------------------------------
Proceeds from disposition and payments
    received on purchased asset pools.......    $       14,842    $        13,995
Cost of purchased asset pools...............             9,541              9,331
                                                 -------------      -------------
    Net gain on purchased asset pools.......             5,301              4,664
Other income:
    Servicing fees..........................             7,862              2,518
    Interest income on Class"A"
        Certificate.........................             1,659              4,312
    Other interest income...................             2,779              1,090
    Rental income on purchased real
        estate pools........................                70                487
    Other...................................               353                258
                                                 -------------      -------------
                                                        18,024             13,329
                                                 -------------      -------------
Expenses:
    Interest on senior subordinated notes
        payable.............................                 -              2,374
    Interest on other notes payable.........             2,607              2,131
    Provision for loan losses...............               798                  -
    Salaries and benefits...................             3,065              2,569
    Amortization............................               953                825
    Other general and administrative........             3,619              2,614
                                                 -------------      -------------
                                                        11,042             10,513
                                                 -------------      -------------

Equity in earnings of acquisition
    partnerships............................             1,541                714
                                                 -------------      -------------
    Earnings from operations before
        income taxes........................             8,523              3,530

Provision (benefit) for income taxes........              (36)                140
                                                 -------------      -------------

        Net earnings........................    $        8,559    $         3,390
                                                 =============      =============
Special preferred dividends.................             1,659              1,938
                                                 -------------      -------------
Net earnings to common shareholders.........    $        6,900    $         1,452
                                                 =============      =============
Net earnings per share......................    $         1.40    $          0.30
                                                 =============      =============
Weighted average shares outstanding.........             4,932              4,921
                                                 =============      =============


See accompanying notes to consolidated financial statements.


                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                             Number of                                                                    Total
                                              Common               Common             Paid in           Retained      Shareholders'
         (Dollars in thousands)               Shares                Stock             Capital           Earnings         Equity
------------------------------------------------------------------------------------------------------------------------------------

Balances, January 1, 1996...............         4,921,422    $        49    $        22,916    $        23,286    $         46,251
Exercise of warrants, options and
   employee stock purchase plan.........            10,938              -                266                  -                 266
Net earnings for 1996...................                 -              -                  -             35,405              35,405
Preferred stock dividends...............                 -              -                  -            (7,709)             (7,709)
                                         -----------------      ---------      -------------      -------------      --------------
Balances, December 31, 1996.............         4,932,360             49             23,182             50,982              74,213
                                         -----------------      ---------      -------------      -------------      --------------

Exercise of warrants, options, and
   employee stock purchase plan.........             3,383              -                 76                  -                  76
Net earnings for the three months
    ended March 31, 1997................                 -              -                  -              8,559               8,559
Preferred stock dividends...............                 -              -                  -            (1,659)             (1,659)
                                         -----------------      ---------      -------------      -------------      --------------
Balances, March 31, 1997................         4,935,743    $        49    $        23,258    $        57,882    $         81,189
                                         =================      =========      =============      =============      ==============



See accompanying notes to consolidated financial statements.



                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Three Months Ended
                                                                        March 31,
                                                             -------------------------------

                 (Dollars in thousands)                           1997              1996
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings........................................   $          8,559   $        3,390
    Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities, net of
       effect of acquisitions:
         Cost of collections............................              9,541            9,331
         Purchase of asset pools........................           (45,604)          (1,424)
         Provision for loan losses......................                798                -
         Equity in earnings of acquisition partnerships.            (1,541)            (714)
         Collections on performing asset pools..........              4,719              915
         Deferred income tax expense (benefit)..........              (300)                -
         Depreciation and amortization..................              1,092            1,353
         Increase in other assets.......................            (3,705)          (2,977)
         Increase (decrease) in other liabilities.......                469            (846)
                                                             --------------     ------------
         Net cash provided by (used in) operating activities       (25,972)            9,028
                                                             --------------     ------------

Cash flows from investing activities, net of effect of
     acquisitions:
     Payments on advances to acquisition partnerships and
       affiliates.......................................              1,029              177
     Principal and special preferred payments on Class "A"
       Certificate......................................             10,274           53,345
     Property and equipment, net........................              (320)            (115)
     Contributions to acquisition partnerships..........           (10,170)         (13,132)
     Distributions from acquisition partnerships........              5,185              234
                                                             --------------     ------------
        Net cash provided by investing activities.......              5,998           40,509
                                                             --------------     ------------

Cash flows from financing activities, net of effect of
     acquisitions:
     Borrowings under notes payable.....................             48,055           18,974
     Payments of notes payable .........................           (22,386)         (19,344)
     Payment of senior subordinated notes payable ......                  -         (53,345)
       Purchase of special preferred stock..............            (8,336)                -
     Proceeds from issuing common stock.................                 76                -
     Dividends paid.....................................            (1,938)                -
                                                             --------------     ------------
        Net cash provided by (used in) financing activities          15,471         (53,715)
                                                             --------------     ------------

Net decrease in cash....................................   $        (4,503)   $      (4,178)
Cash, beginning of year.................................             11,441            8,370
                                                             --------------     ------------

Cash, end of period.....................................   $          6,938   $        4,192
                                                             ==============     ============
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest.........................................   $          2,235   $        4,484
                                                             ==============     ============
       Income taxes.....................................   $              -   $            -
                                                             ==============     ============



See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                             (Dollars in thousands)

   (1)   Basis of Presentation

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimation of future collections on purchased asset pools used in the calculation of net gain on purchased asset pools. Actual results could differ materially from those estimates

         The unaudited consolidated financial statements of FirstCity Financial Corporation (FirstCity or the Company) reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity's financial position at March 31, 1997, the results of operations and the cash flows for the three month periods ended March 31, 1997 and 1996.

         Certain amounts in the financial statements for prior periods have been reclassified to conform with current financial statement presentation.

(2)      Merger and Acquisition

         A definitive agreement was signed in late March to merge FirstCity and Harbor Financial Group, Inc. ("Harbor"). FirstCity proposes to issue up to 1,581,000 shares of common stock in exchange for 100% of Harbor's outstanding capital stock. Harbor originates and services residential loans, home improvement loans and commercial mortgages. Harbor has approximately $11 million in equity, assets of over $200 million and 625 employees. The transaction is subject to the approval of both companies' shareholders and various regulatory approvals.

         The following table presents the unaudited pro forma results of operations of FirstCity assuming the proposed merger with Harbor, which is expected to be accounted for as a pooling of interests, occurred on January 1, 1996. The unaudited pro forma results of operations do not purport to be indicative of the results of operations which would have actually resulted had the above described transaction occurred on January 1, 1996, or future results of operations to be achieved by FirstCity, after its merger with Harbor.


                                                        Three Months Ended
                                                            March 31,
                                                ----------------------------------
                                                    1997                1996
                                                ------------      ----------------
Net revenues (including equity earnings)......  $     35,339      $         24,798
Net earnings to common........................         7,837                 3,378
Net earnings per share........................          1.20                  0.52


                                        7

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

(3)      Purchased Asset Pools and Loan Receivables

         The purchased asset pools are summarized as follows:


                                                            March 31,                     December 31,
                                                               1997                           1996
                                                       --------------------             -----------------
Non-performing asset pools:
    Loans                                              $           371,058              $        294,244
    Real estate assets                                               14,805                        7,995
                                                       --------------------             -----------------
                                                                    385,863                       302,239

 Performing asset pools                                              14,153                       14,944

Automobile finance receivables                                       57,079                       33,583
Allowance for losses                                                (4,004)                       (2,693)
                                                       --------------------             -----------------
                                                                     53,075                        30,890

Purchased real estate pools                                          22,593                       25,303
                                                       --------------------             -----------------
    Total purchased asset pools                                     475,684                      373,376

Discount required to reflect purchased asset pools
    at amortized cost                                             (341,471)                     (265,739)
                                                       --------------------             -----------------
    Purchased asset pools, net                         $           134,213              $        107,637
                                                       ====================             =================


            The purchased asset pools are pledged to secure non-recourse notes payable.

            The activity in the allowance for loan losses is summarized as follows:


                                                              Three Months Ended
                                                                   March 31,
                                                     -------------------------------------
                                                          1997                  1996
                                                     --------------        ---------------
Balances, beginning of period                      $          2,693  $                   -
    Provision for loan losses                                   798                      -
    Discounts acquired                                        3,032                      -
    Reduction in contingent liabilities                         458                      -
    Charge off activity:
        Principal balances charged off                      (3,360)                      -
        Recoveries                                              383                      -
                                                     --------------        ---------------
            Net charge offs                                 (2,977)                      -
                                                     --------------        ---------------
Balances, end of period                            $          4,004      $               -
                                                     ==============        ===============



         During 1997, a note recorded at the time of original purchase of the initial automobile finance receivables pool and contingent on the ultimate performance of the pool was adjusted to reflect a reduction in anticipated payments under that liability obligation. The reduction in this recorded liability increased the amount of allowance for losses.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

(4)      Acquisition Partnerships

           The Company has investments in partnerships and related general partners that are accounted for on the equity method. The condensed combined financial position and results of operations of the acquisition partnerships and general partners are summarized below:

                        Condensed Combined Balance Sheets


                                      March 31,       December 31,
                                         1997               1996
                                    --------------     ---------------
Assets                             $       206,619    $        196,533
                                    ==============     ===============
Liabilities                                155,579             144,094
Net equity                                  51,040              52,439
                                    --------------     ---------------
                                   $       206,619    $        196,533
                                    ==============     ===============
Company's equity in
acquisition partnerships           $        27,934    $         21,761
                                    ==============     ===============


                     Condensed Combined Statements of Income


                                                       Thee Months Ended
                                                           March 31,
                                                 ------------------------------
                                                     1997             1996
                                                 -------------   --------------
Collections                                    $        21,077  $        25,322
Gross margin                                             6,476            8,186
Interest income on performing asset pools                1,906            1,768
Net income                                               2,825            1,439
                                                 =============   ==============
Company's equity in net income of
         acquisition partnerships              $         1,541  $           714
                                                 =============   ==============


(5)      Class "A" Certificate of FirstCity Liquidating Trust ("Trust")

         FirstCity is the sole holder of the Class "A" Certificate of the Trust. Redemptions by the Trust of the balance due on the Class "A" Certificate were used to retire the senior subordinated notes payable, and will be used to redeem the special preferred stock. In the first quarter of 1997, FirstCity paid dividends of $1.9 million on special preferred stock and purchased approximately $7.4 million liquidation preference (354,455 shares) of special preferred stock with distributions from the Trust.

         At March 31, 1997 , accrued dividends totaled $1.7 million, or $.7875 per share, and were paid on April 15, 1997. In the opinion of management, sufficient funds will be available from the Trust to redeem the special preferred stock at its stated redemption price and accrued dividends on the redemption date of September 30, 1998. In the first quarter of

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

         1997, FirstCity received $6.8 million from the Trust (recorded as servicing fees) related to the termination of the Investment Management Agreement.

(6)      Income Taxes

         Federal income taxes subsequent to the Merger are provided at a 35% rate. Net operating loss carryforwards are available to FirstCity and are recognized as an offset to the provision in the period during which the benefit is realized. During the first quarter of 1997, FirstCity recognized a deferred tax benefit of $.3 million (none in the first quarter of 1996). Realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change.

(7)      Commitments and Contingencies

         FirstCity has pledged a portion of its interest in the future distributions (after FirstCity's initial investment has been returned) of certain acquisition partnerships to Cargill (the subordinated debt lender to the partnerships) under a Residual Share Agreement (the Agreement). Under the Agreement, this pledge is limited to twice FirstCity's original investment in the respective partnerships. In the opinion of management, this pledge does not currently represent a material contingent claim on the future distributions from the acquisition partnerships to FirstCity.

         The Company is involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.
 .

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FirstCity Financial Corporation reported net earnings of $8.6 million for the quarter ended March 31, 1997. After dividends on the Company's special preferred stock, earnings attributable to common equity were $6.9 million, or $1.40 per share, compared to 1996 first quarter earnings of $1.5 million, or $.30 per share.

During the first quarter, the Company and FirstCity Liquidating Trust terminated the Investment Management Agreement, under which the Company serviced Trust assets. As a result of this termination, the Company received $6.8 million representing servicing fees projected to have been earned by FirstCity upon liquidation of Trust assets, principally in 1997. Had the Investment Management Agreement not been terminated, trust fees recorded during the quarter would have been $.5 million, or $6.3 million less than the reported amount.

Portfolio acquisitions during the quarter were $47.2 million (all in acquisition partnerships), comprised mainly of a $43 million portfolio of predominantly performing commercial and industrial loans purchased in a negotiated transaction. The pipeline of prospective portfolio acquisitions, both domestic and international, remains strong.

Loans originated during the quarter by NAF, FirstCity's auto finance subsidiary, were $29.8 million, resulting in period-end assets of $57 million. During the quarter, provisions for loan losses of $.8 million were made, resulting in a quarter-end reserve of $4 million, or 7.01% of assets. Conditions in this industry sector have allowed FirstCity to substantially tighten credit standards on its originations. Additionally, the Company continues to target potential investments that may arise as a result of the financial difficulties recently experienced by certain companies in this sector that would permit FirstCity to capitalize on its expertise in purchasing distressed portfolios.

With regard to the Company's proposed acquisition of Harbor Financial, a definitive agreement was signed in late March. Quarterly results for Harbor reflected closings of conventional residential mortgages at $509 million, with a pipeline in excess of $573 million. At quarter end the servicing portfolio totaled $4.5 billion, consisting of $3.2 billion in owned servicing and $1.3 billion in sub-servicing. Originations of B&C mortgages and home improvement loans were $18 million. FirstCity's shareholders will be asked to vote on the merger at the Company's annual meeting currently scheduled for June 20, 1997 in Waco, Texas.

Demonstrating the significant growth opportunities to be derived from the Harbor platform, Harbor has signed a letter of intent to acquire a California-based commercial mortgage company which, when combined with Harbor, would be the largest correspondent of a major U.S. life insurance company.

In early April, FirstCity and Cargill Financial Services Corp. agreed to extend their long-term partnership through a two-year extension of their first right of refusal contract. The contract, in addition to continuing the substantive terms of the original agreement, was expanded to encompass certain international asset acquisition activities.

In the quarter, FirstCity purchased approximately 354,000 shares of its special preferred stock (liquidation preference of approximately $7.4 million) in open-market transactions. FirstCity funded the purchases with proceeds of distributions from the Trust on the Trust's Class A certificate held by FirstCity.

The Company announced earlier that it had entered into a letter of intent with Surpas Resources Corporation, a Houston-based servicer of charged-off credit card receivables. Subsequent to March 31, 1997, the Company and Surpas' shareholders mutually agreed to terminate the letter of intent due to an inability to reach an accord as to the terms of an employment agreement with Surpas' principal officer.

                              RESULTS OF OPERATIONS

The following table summarizes FirstCity's performance in the first quarter of 1997 and 1996.

                   CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS
================================================================================

                                                          First Quarter
                                                   ---------------------------
 (Amounts in thousands, except per share data)         1997           1996
                                                   ------------    -----------
Income:
Net gain on purchased asset pools...............  $       5,301  $       4,664
Servicing fees..................................          7,862          2,518
Interest income on Class "A"  Certificate.......          1,659          4,312
Other interest income...........................          2,779          1,090
Rental income on purchased real estate pools ...             70            487
Other income....................................            353            258
                                                   ------------    -----------
                    Subtotal                             18,024         13,329
                                                   ------------    -----------
Expenses:
Interest on senior subordinated notes payable...              -          2,374
Interest on other notes payable.................          2,607          2,131
Provision for loan losses.......................            798              -
Salaries and benefits...........................          3,065          2,569
Amortization....................................            953            825
Travel..........................................            326            250
Occupancy.......................................            679            539
Legal and accounting............................            300            582
Other general and administrative expense........          2,314          1,243
                                                   ------------    -----------
                    Subtotal                             11,042         10,513
                                                   ------------    -----------
Equity earnings of acquisition partnerships.....          1,541            714
                                                   ------------    -----------
Earnings before income taxes....................          8,523          3,530
                                                   ------------    -----------
Provision (benefit) for income taxes............           (36)            140
                                                   ------------    -----------
Net earnings....................................  $       8,559  $       3,390
                                                   ============    ===========
Special preferred dividends.....................          1,659          1,938
                                                   ------------    -----------
Net earnings to common..........................  $       6,900  $       1,452
                                                   ============    ===========
Net earnings per share..........................  $        1.40  $        0.30
                                                   ============    ===========
Average shares outstanding......................          4,932          4,921
                                                   ============    ===========
Return on average equity .......................           35.5%         12.4%
================================================================================

                    The following table analyzes the composition of FirstCity's major revenue sources:

                           ANALYSIS OF REVENUE SOURCES
================================================================================

                                                             First Quarter
                                                      -------------------------
         (Dollars in thousands)                           1997          1996
                                                      ------------  -----------
   RESULTS DERIVED FROM PURCHASED OR
         ORIGINATED ASSET POOLS
----------------------------------------
NON-PERFORMING ASSET POOLS:
    Asset portfolios purchased (1)                     $  --            $ 1,941
    $ collected                                         14,842           13,995
    Net gain on collections                              5,301            4,664
    Profit margin on purchased asset pools               35.72%           33.33%

PERFORMING ASSET POOLS:
    Asset portfolios purchased (1)                     $  --            $25,525
    Loans originated                                    31,124             --
    Interest income                                      2,545             --

          SERVICE FEE REVENUES
-----------------------------------------
ACQUISITION PARTNERSHIPS
    $ collected                                        $21,077          $25,322
    Service fee revenue                                    873              941
    Average service fee %                                 4.14%            3.72%

TRUST
    $ collected:
       FDIC receivable                                 $  --            $17,698
       Other trust assets                                 --             23,875
    Service fee revenue (2)                               --              1,136
    Average service fee %                                 --               2.73%

OTHER AFFILIATED ENTITIES
    $ collected                                        $ 3,449          $ 5,070
    Service fee revenue                                    189              441
    Average service fee %                                 5.48%            8.70%

TOTAL SERVICE FEES
    $ collected                                        $24,526          $71,965
    Service fee revenue (2)                              1,062            2,518
    Average service fee %                                 4.33%            3.50%

           EQUITY EARNINGS IN
        ACQUISITION PARTNERSHIPS
Asset portfolios purchased                             $47,237          $74,698
Average FirstCity investment                            25,059           19,886
Equity earnings in investments                           1,541              714

================================================================================
(1) Asset portfolios purchased exclude FirstCity's acquisition of the remaining 50% of an acquisition partnership in the first quarter of 1997.
(2) Excludes $6,800 received as a result of terminating Investment Management Agreement in the first quarter of 1997.
================================================================================

The following table analyzes operations of FirstCity's acquisition partnerships:

                      ANALYSIS OF ACQUISITION PARTNERSHIPS
================================================================================

                                                     First Quarter
                                               -----------------------
          (Dollars in thousands)                   1997       1996
                                                ---------  ----------
GAINS ON DISPOSITION OF ASSET POOLS
    Gross collections                           $  21,077  $  25,322
    Cost of collections                            14,601     17,136
                                                 --------   --------
    Total gain on disposition of asset pools    $   6,476  $   8,186
                                                 ========   ========
    Variance from previous year due to:
       Collection levels                        $  (1,372) $  (4,148)
       Gross profit margins                          (406)     1,631
       Mix                                             68       (599)
                                                 --------   --------
    Total variance from previous year           $  (1,710) $  (3,116)
                                                 ========   ========

INTEREST INCOME
    Performing asset pools                      $   1,906  $   1,768
    Other                                             291       --

COST OF BORROWING
    Interest expense                            $   3,004  $   5,774
    Average borrowings                            135,446    177,590
    Average rate                                     8.87%     13.01%

OTHER EXPENSES
    Service fee expense                         $     844  $     966
    Legal                                             581        546
    Property protection                               963        889
    Other                                             456        340
                                                 --------   --------
    Total other expenses                        $   2,844  $   2,741
                                                 ========   ========
NET INCOME                                      $   2,825  $   1,439
                                                 ========   ========
================================================================================

                FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

Net earnings for the first quarter of 1997 were $8.6 million compared to $3.4 million in the first quarter of 1996. Net earnings to common shareholders in 1997 were $6.9 million, up $5.4 million from $1.5 million in 1996. On a per share basis, earnings attributable to common equity were $1.40 for 1997 compared to $.30 per share for 1996.

                        NET GAIN ON PURCHASED ASSET POOLS

The net gain on purchased asset pools increased 14% to $5.3 million in 1997 from $4.7 million in 1996. The average investment in purchased asset pools in 1997 of $119.6 million exceeded the average investment levels for such period in 1996 of $91.4 million, with the resulting gain on disposition of purchased asset pools higher in 1997 due to increased levels of collections on larger asset pools. The profit margin on collections in 1997 was 36% as compared to 33% in 1996.

                                 SERVICING FEES

Servicing fee income reported during the quarter of $7.9 million included the receipt of a $6.8 million cash payment related to the termination of the Investment Management Agreement between the Company and the FirstCity Liquidating Trust, under which the Company serviced Trust assets. The $6.8 million represents servicing fees projected to have been earned by FirstCity upon liquidation of Trust assets, principally in 1997. On a comparative basis, servicing fees from the Trust in the 1996 period were $1.1 million. Excluding fees related to Trust assets, servicing fees were relatively flat in the first quarter of 1997 as compared to 1996.

                           INTEREST INCOME AND EXPENSE

Interest income on the Trust Class A Certificate represents reimbursement to FirstCity (by the Trust) of interest expense on the senior subordinated notes (none in 1997 because the notes were redeemed by July, 1996) and accrual of dividends of $1.7 million on special preferred stock. Interest income, principally from performing loans, rose 155% to $2.8 million in 1997 due to loans at NAF, which was acquired in the second quarter in 1996. Interest expense on other notes payable rose in proportion to higher volumes of debt associated with the purchase of asset pools, loan originations and equity interests in acquisition partnerships and operating subsidiaries.

                            OTHER INCOME AND EXPENSE

Rental income on purchased real estate pools declined $.4 million from the first quarter of 1996 because of the liquidation of the majority of income producing real estate assets in late 1996. The net operating income derived from real estate assets is recognized as other income, while gains on sales are recognized upon disposition of the asset. FirstCity augmented the allowance for loan losses associated with the NAF portfolio by recording a $.8 million provision in 1997.

                   GENERAL AND ADMINISTRATIVE EXPENSE

Salaries and benefits, amortization and other general and administrative expenses increased $1.6 million, reflecting higher personnel costs and property expenses associated with the growth of the Company.

                 EQUITY IN EARNINGS OF ACQUISITION PARTNERSHIPS

Equity in earnings of acquisition partnerships in 1997 increased $.8 million from 1996, partially as a result of lower interest costs (and correspondingly, higher profits) of the acquisition partnerships due to securitizations and debt refinancings in the latter part of 1996. Collections in the acquisition partnerships decreased $4.2 million, or 16.8%, and caused a decrease in gross profit of $1.4 million. Lower gross profit margins reduced earnings by $.4 million. However, this decrease was more than offset by lower interest expense ($2.8 million) and higher overall profits interest of the partnerships by FirstCity in 1997 as compared to 1996.

                                  INCOME TAXES

Federal income taxes are provided at a 35% rate applied to taxable income. The Company believes NOLs are available to it after July 3, 1995, and are recognized as an offset to the provision in the period during which the benefit is realized. A deferred tax benefit of $.3 million was recorded in the first quarter of 1997. Realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carry forward period change.

                         LIQUIDITY AND CAPITAL RESOURCES

The following table analyzes the components of portfolio and corporate debt, the capital position of the Company and the acquisition partnerships and associated leverage ratios of FirstCity and the acquisition partnerships:


                      ANALYSIS OF COMBINED DEBT AND EQUITY

-----------------------------------------------------------------------------------------------------------------
                                                                                    First Quarter
(Dollars in thousands)                                                        1997                1996
                                                                        ----------------    -----------------
AVERAGE DEBT OUTSTANDING:
    Borrowing by acquisition partnerships, non-recourse               $          135,446  $           177,590
    Borrowings secured by purchased asset pools, non-recourse                     48,638               71,307
    Borrowings secured by automobile receivables, non-recourse                    33,259                    -
    Other secured corporate borrowings, with recourse                             26,568               15,643
                                                                        ----------------    -----------------
    Total average debt outstanding                                    $          243,911  $           264,540

COMBINED EQUITY AT QUARTER END:
    FirstCity Financial Corporation                                   $           81,189  $            47,703
    Minority interest in acquisition partnerships                                 23,106               30,608
                                                                        ----------------    -----------------
    Total equity                                                      $          104,295  $            78,311

LEVERAGE RATIOS:
    Average debt to combined equity                                               2.34:1               3.38:1

AVERAGE COST OF FUNDS:
    Borrowing by acquisition partnerships, non-recourse                              8.9%                13.0%
    Borrowings secured by purchased asset pools, non-recourse                       10.1                  9.9
    Borrowings secured by automobile receivables, non-recourse                       8.7                   -
    Other secured corporate borrowings, with recourse                                9.9                  9.5
-------------------------------------------------------------------------------------------------------------

Note - The above table excludes senior subordinated debt in the 1996 period.


Generally, the liquidity needs of FirstCity are for operations, payment of debt, payments of special preferred dividends, equity for acquisitions of purchased asset pools, investments in and advances to acquisition partnerships and other investments by the Company. The sources of liquidity are funds generated from operations, distributions from the Trust to the Company as the sole holder of the Trust Class A Certificate, equity distributions from acquisition partnerships and short term borrowings under revolving lines of credit and other specific purpose short term borrowings.

FirstCity contributed equity to acquisition partnerships totaling $10.2 million to facilitate the purchase of $47.2 million in portfolios of assets in the first quarter of 1997. In 1997, FirstCity borrowed $8.7 million and repaid $6.1 million under a credit facility provided by Cargill, increasing the balance under that facility to $21.9 million at quarter end. Such facility matures on June 30, 1997, and is secured by substantially all of the unencumbered equity interests in subsidiaries and acquisition partnerships and certain other assets of the Company. The Company is currently in discussions to renegotiate and extend this facility with Cargill and partially replace such facility with bank financing.

In 1997, NAF borrowed $21.5 million under a $50 million Warehouse Credit Agreement with ContiTrade Services L.L.C. to purchase and originate auto loans through NAF. As the origination of auto loans increases, NAF is permitted to borrow under this facility and expects to repay such borrowings with the proceeds of securitizations. Increases in loan originations may require additional equity infusions into NAF to comply with the borrowing base terms of the Warehouse Credit Agreement.

In the first quarter of 1997, FirstCity paid the accrued dividend on its special preferred stock of $1.9 million for the fourth quarter of 1996. The Company also purchased approximately $7.4 million (liquidation preference) of special preferred stock with the proceeds of distributions from the Trust on the Class A Certificate. Each of these transactions resulted in a corresponding reduction in the Trust Class A Certificate.

In the future, FirstCity anticipates being able to raise capital through public debt or equity offerings, thus enhancing the investment and growth opportunities of the Company. The Company believes that these and other sources of liquidity, including refinancing the Cargill credit facility to the extent necessary, securitizations, and funding from senior lenders providing funding for acquisition partnership formation and direct portfolio and business acquisitions, should prove adequate to continue to fund the Company's contemplated investment activities. At March 31, 1997, total common equity was $81.2 million and is considered by management adequate to support the current capital requirements and planned growth of the Company.

                        RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 128 "Earnings per Share," which supersedes APB Opinion No. 15, "Earnings per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of income. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. After adoption, all prior period data presented will be restated to conform with SFAS 128. FirstCity does not expect that basic diluted EPS measured under SFAS 128 will be different from the current presentation of primary and fully-diluted earnings per common share measured under APB No. 15. FirstCity will present both EPS measures on the face of the statement of income.

Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" was issued in February 1997. FirstCity does not expect the statement to result in any substantive change in its disclosure.

                           PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

2.1 Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy
             Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
2.2 Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
10.6 Agreement and Plan of Merger, dated as of March 26, 1997, by and among FirstCity Financial Corporation, HFGI Acquisition Corp. and Harbor Financial Group, Inc. (incorporated herein by reference to the Registrant's Form 8-K dated March 26, 1997 filed with the Commission on April 2, 1997).
27.1 Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission. Exhibit 27.1 shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Act of 1934, as amended, or Section 323 of the Trust Indenture Act of 1939, as amended, or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.)

        (b)  Reports of Form 8-K

             The following Current Reports on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 were filed by the Registrant with the Commission during the quarterly period ended March 31, 1997:

             1.   Form 8-K dated January 9, 1997:
                      Items reported:       Item 5 (Other Events)

             2.   Form 8-K/A dated January 9, 1997:
                      Items reported:       Item 5 (Other Events)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRSTCITY FINANCIAL CORPORATION


                                     By      /s/ Gary H. Miller
                                             ------------------------------
                                     Name:   Gary H. Miller
                                     Title:  Senior Vice President and
                                             Chief Financial Officer
                                             (Duly  authorized officer and
                                             chief accounting officer of the
                                             Registrant)


May 15, 1997

                                 EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

2.1 Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy
            Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
2.2 Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Registrant's Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
10.6 Agreement and Plan of Merger, dated as of March 26, 1997, by and among FirstCity Financial Corporation, HFGI Acquisition Corp. and Harbor Financial Group, Inc. (incorporated herein by reference to the Registrant's Form 8-K dated March 26, 1997 filed with the Commission on April 2, 1997).
27.1 Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission. Exhibit 27.1 shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Act of 1934, as amended, or Section 323 of the Trust Indenture Act of 1939, as amended, or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.)