Form 10-K/A
period 1996-12-31
FIRSTCITY FINANCIAL CORP
filed 1997-05-28
CIK 828678

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                FORM 10-K/A NO. 3

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

         SERVICING FEES. Servicing fees grew to $10.9 million in 1995 from $8.1 million in 1994, an increase of 35%. Excluding $3.1 million in fees from collection of Trust assets, servicing fees were relatively flat as compared with 1994 ($7.8 million in 1995 as compared to $8.1 million in 1994) because of similar collection levels achieved in the remaining serviced asset pools.

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

May 27, 1997

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                           Date          Title
                ---------                           ----          -----


          /s/ JAMES R. HAWKINS                 May 27, 1997       Chairman of the Board, Chief
-----------------------------------------                         Executive Officer and Director
            James R. Hawkins                                      (Principle Executive Officer)

                                                                  Vice Chairman and Director
-----------------------------------------
             C. Ivan Wilson

          /s/ JAMES T. SARTAIN                 May 27, 1997       President, Chief Operating Officer
-----------------------------------------                         and Director
            James T. Sartain

         /s/ MATT A. LANDRY, JR.               May 27, 1997       Executive Vice President, Senior
-----------------------------------------                         Financial Officer, Managing
           Matt A. Landry, Jr.                                    Director - Mergers and Acquisitions
                                                                  and Director
                                                                  (Principal Financial Officer)

         /s/ RICK R. HAGELSTEIN                May 27, 1997       Executive Vice President,
-----------------------------------------                         Managing Director and Director
           Rick R. Hagelstein

           /s/ GARY H. MILLER                  May 27, 1997       Senior Vice President, Chief
-----------------------------------------                         Financial Officer (Principal
             Gary H. Miller                                       Accounting Officer)


          /s/ RICHARD E. BEAN                  May 27, 1997       Director
-----------------------------------------
             Richard E. Bean










                                                                  Director
-----------------------------------------
           Bart A. Brown, Jr.


                                                                  Director
-----------------------------------------
           Donald J. Douglass


            /s/ DAVID PALMER                   May 27, 1997       Director
-----------------------------------------
              David Palmer


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