Form 10-Q
period 1997-06-30
FIRSTCITY FINANCIAL CORP
filed 1997-08-14
CIK 828678

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number: 1-7614
                                                 ------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (817) 751-1750

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No
                                        ------   ------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes   X    No
                           -------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 8, 1997, 6,519,137 shares of Common Stock, par value $.01 per share, were outstanding.

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

PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS
                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     HISTORICAL
                                                             -------------------
                                                                        JUNE 30,
                                                                        1997
                                                                        PRO FORMA            JUNE 30,                    DECEMBER
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)              (NOTE 2)              1997                       31, 1996
------------------------------------------------------------------------------------------------------------------------------------

                           ASSETS
                           ------

CASH AND CASH EQUIVALENTS............................................. $21,561                    $15,066               $11,441
PURCHASED ASSET POOLS, NET............................................ 115,052                    115,052                76,747
     LOAN RECEIVABLES, NET............................................  49,254                     33,393                30,890
     MORTGAGE LOANS HELD FOR SALE..................................... 221,481                          -                     -
EQUITY INVESTMENTS IN AND ADVANCES TO ACQUISITION
     PARTNERSHIPS.....................................................  22,674                     22,674                21,761
     SERVICING RIGHTS.................................................  48,345                      2,128                 2,665
     CLASS "A" CERTIFICATE OF FIRSTCITY LIQUIDATING TRUST.............       -                          -                53,617
     RECEIVABLE FROM FIRSTCITY LIQUIDATING TRUST......................  24,265                     24,265                     -
     RECEIVABLE FOR SERVICING ADVANCES AND ACCRUED INTEREST...........  30,010                      1,008                   395
     DEFERRED TAX BENEFIT.............................................  17,100                     17,100                16,500
     OTHER ASSETS, NET................................................  23,493                     23,380                13,197
                                                                      --------      ---------------------      ----------------
          TOTAL ASSETS................................................$573,235                   $254,066              $227,213
                                                                      ========      =====================      ================

LIABILITIES, SPECIAL PREFERRED STOCK AND SHAREHOLDERS' EQUITY
          LIABILITIES:
     NOTES PAYABLE, SECURED...........................................$396,466                    $116,112               $91,924
     NOTES PAYABLE TO OTHERS..........................................   3,907                       3,907                 4,747
     OTHER LIABILITIES................................................  35,609                       8,849                 2,712
                                                                       ---------     ---------------------      ----------------
          TOTAL LIABILITIES.....................................        435,982                    128,868                99,383
                                                                       ---------     ---------------------      ----------------
          COMMITMENTS AND CONTINGENCIES.........................              -                          -                     -
SPECIAL PREFERRED STOCK, INCLUDING DIVIDENDS OF $1,515, PRO
     FORMA, $1,515 AND $1,938, RESPECTIVELY (NOMINAL STATED
     VALUE OF $21 PER SHARE; 2,500,000 SHARES AUTHORIZED;
     ISSUED AND OUTSTANDING: 1,923,481, PRO FORMA,
     1,923,481, AND 2,460,911, RESPECTIVELY)....................         41,908                     41,908                53,617
     SHAREHOLDERS' EQUITY:
     OPTIONAL PREFERRED STOCK (PAR VALUE $.01 PER SHARE;
          100,000,000 SHARES AUTHORIZED; NO SHARES ISSUED OR
          OUTSTANDING)..........................................              -                          -                     -
     COMMON STOCK (PAR VALUE $.01 PER SHARE; 100,000,000
          SHARES AUTHORIZED; ISSUED AND OUTSTANDING:
          6,518,137, PRO FORMA, 4,937,151 AND 4,932,360
          SHARES, RESPECTIVELY).................................             65                         49                    49
     PAID IN CAPITAL............................................         30,116                     23,293                23,182
     RETAINED EARNINGS..........................................         65,164                     59,948                50,982
                                                                ---------------      ---------------------      ----------------

          TOTAL SHAREHOLDERS' EQUITY............................         95,345                     83,290                74,213
                                                                ---------------      ---------------------      ----------------
          TOTAL LIABILITIES, SPECIAL PREFERRED STOCK AND
               SHAREHOLDERS' EQUITY.............................       $573,235                   $254,066              $227,213
                                                                ===============      =====================      ================


               See accompanying notes to consolidated financial statements.

                                        3

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                       HISTORICAL                                      PRO FORMA (NOTE 2)
                                           -----------------------------------------------------------------------------------------
                                                                        THREE MONTHS ENDED JUNE 30,
                   (AMOUNTS IN THOUSANDS,
                   EXCEPT PER SHARE DATA)         1997                     1996                      1997                      1996
------------------------------------------------------------------------------------------------------------------------------------

PROCEEDS FROM DISPOSITION AND PAYMENTS
     RECEIVED ON PURCHASED ASSET POOLS.....     $      15,280             $   13,683             $   15,280             $   13,683
COST OF PURCHASED ASSET POOLS..............            10,389                  9,731                 10,389                  9,731
                                           -------------------      -----------------      -----------------      -----------------
     NET GAIN ON PURCHASED ASSET POOLS.....             4,891                  3,952                  4,891                  3,952
OTHER INCOME:
     SERVICING FEES........................             1,660                  2,855                  5,074                  5,769
     INTEREST INCOME ON CLASS"A"
          CERTIFICATE......................             1,515                  3,116                  1,515                  3,116
     OTHER INTEREST INCOME.................             3,449                  2,196                  3,989                  3,278
     GAIN ON SALES OF MORTGAGE LOANS.......                 -                      -                  8,407                  5,986
     RENTAL INCOME ON PURCHASED REAL
          ESTATE POOLS.....................                87                  1,448                     87                  1,448
     OTHER.................................               899                    339                  4,332                  1,067
                                           -------------------      -----------------      -----------------      -----------------
                                                       12,501                 13,906                 28,295                 24,616
                                           -------------------      -----------------      -----------------      -----------------
EXPENSES:
     INTEREST ON SENIOR SUBORDINATED NOTES
          PAYABLE..........................                 -                  1,178                      -                  1,178
     INTEREST ON OTHER NOTES PAYABLE.......             3,302                  2,448                  3,815                  2,653
     PROVISION FOR LOAN LOSSES.............             1,357                      -                  1,357                      -
     SALARIES AND BENEFITS.................             2,646                  2,547                 10,395                  7,632
     AMORTIZATION..........................               803                    836                  2,407                  2,253
     OTHER GENERAL AND ADMINISTRATIVE......             3,730                  3,278                  8,425                  6,273
                                           -------------------      -----------------      -----------------      -----------------
                                                       11,838                 10,287                 26,399                 19,989
                                           -------------------      -----------------      -----------------      -----------------

EQUITY IN EARNINGS OF ACQUISITION
     PARTNERSHIPS..........................             2,772                    916                  2,772                    916
                                           -------------------      -----------------      -----------------      -----------------
     EARNINGS FROM OPERATIONS BEFORE
          INCOME TAXES.....................             3,435                  4,535                  4,668                  5,543

PROVISION (BENEFIT) FOR INCOME TAXES.......             (215)               (14,370)                    229               (13,995)
                                           -------------------      -----------------      -----------------      -----------------

          NET EARNINGS.....................          $  3,650                $18,905               $  4,439               $ 19,538
                                           ===================      =================      =================      =================
MINORITY INTEREST IN INCOME OF
          SUBSIDIARY                                       69                      -                     69                      -
SPECIAL PREFERRED DIVIDENDS................             1,515                  1,938                  1,515                  1,938
                                           -------------------      -----------------      -----------------      -----------------
NET EARNINGS TO COMMON
          SHAREHOLDERS                               $  2,066                $16,967               $  2,855               $ 17,600
                                           ===================      =================      =================      =================
NET EARNINGS PER SHARE.....................          $   0.42                $  3.45               $   0.44               $   2.71
                                           ===================      =================      =================      =================
WEIGHTED AVERAGE SHARES
          OUTSTANDING                                   4,936                  4,921                  6,517                  6,502
                                           ===================      =================      =================      =================


               See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                              HISTORICAL                            PRO FORMA (NOTE 2)
                                                ------------------------------------------------------------------------------------
                                                                                  SIX MONTHS ENDED JUNE 30,
                   (AMOUNTS IN THOUSANDS,
                   EXCEPT PER SHARE DATA)              1997                    1996                   1997                     1996
------------------------------------------------------------------------------------------------------------------------------------


PROCEEDS FROM DISPOSITION AND PAYMENTS
     RECEIVED ON PURCHASED ASSET POOLS.........       $     30,122           $   27,678           $   30,122             $  27,678
COST OF PURCHASED ASSET POOLS..................             19,930               19,062               19,930                19,062
                                                -------------------    -----------------    -----------------      ----------------
     NET GAIN ON PURCHASED ASSET POOLS.........             10,192                8,616               10,192                 8,616
OTHER INCOME:
     SERVICING FEES............................              9,522                5,373               16,391                10,284
     INTEREST INCOME ON CLASS"A"
          CERTIFICATE..........................              3,174                7,428                3,174                 7,428
     OTHER INTEREST INCOME.....................              6,228                3,286                7,519                 5,371
     GAIN ON SALES OF MORTGAGE LOANS...........                  -                    -               15,283                11,886
     RENTAL INCOME ON PURCHASED REAL
          ESTATE POOLS.........................                157                1,935                  157                 1,935
     OTHER.....................................              1,252                  597                7,639                 2,758
                                                -------------------    -----------------    -----------------      ----------------
                                                            30,525               27,235               60,355                48,278
                                                -------------------    -----------------    -----------------      ----------------
EXPENSES:
     INTEREST ON SENIOR SUBORDINATED NOTES
          PAYABLE..............................                  -                3,552                    -                 3,552
     INTEREST ON OTHER NOTES PAYABLE...........              5,909                4,579                6,864                 5,020
     PROVISION FOR LOAN LOSSES.................              2,155                    -                2,155                     -
     SALARIES AND BENEFITS.....................              5,711                5,116               20,688                14,909
     AMORTIZATION..............................              1,756                1,661                4,908                 3,995
     OTHER GENERAL AND ADMINISTRATIVE..........              7,349                5,892               15,816                11,188
                                                -------------------    -----------------    -----------------      ----------------
                                                            22,880               20,800               50,431                38,664
                                                -------------------    -----------------    -----------------      ----------------

EQUITY IN EARNINGS OF ACQUISITION
     PARTNERSHIPS..............................              4,313                1,630                4,313                 1,630
                                                -------------------    -----------------    -----------------      ----------------
     EARNINGS FROM OPERATIONS BEFORE
          INCOME TAXES.........................             11,958                8,065               14,237                11,244

PROVISION (BENEFIT) FOR INCOME TAXES...........              (251)             (14,230)                  581               12,952)
                                                -------------------    -----------------    -----------------      ----------------

          NET EARNINGS.........................            $12,209             $ 22,295              $13,656               $24,196
                                                ===================    =================    =================      ================
MINORITY INTEREST IN INCOME
           OF SUBSIDIARY.......................                 69                    -                   69                     -
SPECIAL PREFERRED DIVIDENDS....................              3,174                3,876                3,174                 3,876
                                                -------------------    -----------------    -----------------      ----------------
NET EARNINGS TO COMMON SHAREHOLDERS............            $ 8,966             $ 18,419              $10,413               $20,320
                                                ===================    =================    =================      ================
NET EARNINGS PER SHARE.........................            $  1.82             $   3.74              $  1.60               $  3.12
                                                ===================    =================    =================      =================
WEIGHTED AVERAGE SHARES
           OUTSTANDING.........................              4,934                4,921                6,515                  6,502
                                                ===================    =================    =================      =================

               See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                    NUMBER OF                                                             TOTAL
                                                    COMMON              COMMON            PAID IN        RETAINED     SHAREHOLDERS'
                (DOLLARS IN THOUSANDS)              SHARES               STOCK            CAPITAL        EARNINGS         EQUITY
------------------------------------------------------------------------------------------------------------------------------------


BALANCES, JANUARY 1, 1996.....................         4,921,422               $49           $22,916       $23,286          $46,251
EXERCISE OF WARRANTS, OPTIONS AND
   EMPLOYEE STOCK PURCHASE PLAN...............            10,938                 -               266             -              266
NET EARNINGS FOR 1996.........................                 -                 -                 -        35,405           35,405
   PREFERRED STOCK DIVIDENDS..................                 -                 -                 -       (7,709)          (7,709)
                                              -------------------     -------------    --------------     ---------     ------------

BALANCES, DECEMBER 31, 1996...................         4,932,360                49            23,182        50,982           74,213
                                              -------------------     -------------    --------------     ---------     ------------

EXERCISE OF WARRANTS, OPTIONS AND
   EMPLOYEE STOCK PURCHASE PLAN...............             4,791                 -               111             -              111
NET EARNINGS, AFTER MINORITY INTEREST
IN INCOME OF SUBSIDIARY, FOR THE SIX
MONTHS ENDED JUNE 30, 1997....................                 -                 -                 -        12,140           12,140
PREFERRED STOCK DIVIDENDS.....................                 -                 -                 -       (3,174)          (3,174)
                                              -------------------     -------------    --------------     ---------     ------------

BALANCES, JUNE 30, 1997.......................         4,937,151               $49           $23,293       $59,948          $83,290
                                              ===================     =============    ==============     =========     ============

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                 --------------------------------------------

                                     (DOLLARS IN THOUSANDS)                           1997                       1996
-----------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
      NET EARNINGS...............................................................          $12,209                    $22,295
      ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES, NET OF EFFECT OF ACQUISITIONS:
            COST OF COLLECTIONS..................................................           19,930                     19,062
            PURCHASE AND ORIGINATION OF ASSET POOLS AND LOANS....................          (70,233)                    (32,778)
            PROVISION FOR LOAN LOSSES............................................            2,155                         -
            EQUITY IN EARNINGS OF ACQUISITION PARTNERSHIPS.......................          (4,313)                     (1,630)
            COLLECTIONS ON PERFORMING ASSET POOLS................................           46,288                     3,510
            DEFERRED INCOME TAX BENEFIT..........................................            (600)                     (14,600)
            DEPRECIATION AND AMORTIZATION........................................            2,056                     2,320
            INCREASE IN OTHER ASSETS.............................................          (18,984)                    (4,949)
            INCREASE (DECREASE) IN OTHER LIABILITIES.............................            4,536                     (2,048)
                                                                                 ------------------       --------------------
            NET CASH USED IN OPERATING ACTIVITIES................................           (6,956)                    (8,818)
                                                                                 ------------------       --------------------

CASH FLOWS FROM INVESTING ACTIVITIES, NET OF EFFECT OF
      ACQUISITIONS:
      ADVANCES TO ACQUISITION PARTNERSHIPS AND AFFILIATES........................                -                     (235)
      PAYMENTS ON ADVANCES TO ACQUISITION PARTNERSHIPS AND AFFILIATES............            1,029                       551
      PRINCIPAL AND SPECIAL PREFERRED PAYMENTS ON CLASS "A" CERTIFICATE..........           33,807                    53,345
      PROPERTY AND EQUIPMENT, NET................................................            (552)                     (397)
      ACQUISITION OF SUBSIDIARIES................................................            1,118                     (302)
      CONTRIBUTIONS TO ACQUISITION PARTNERSHIPS..................................         (11,378)                  (13,376)
      DISTRIBUTIONS FROM ACQUISITION PARTNERSHIPS................................            7,759                     4,296
                                                                                 ------------------       -------------------
            NET CASH PROVIDED BY INVESTING ACTIVITIES............................           31,783                    43,882
                                                                                 ------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES, NET OF EFFECT OF
      ACQUISITIONS:
         BORROWINGS UNDER NOTES PAYABLE..........................................          162,417                    71,424
         PAYMENTS OF NOTES PAYABLE ..............................................         (161,897)                  (55,194)
         PAYMENT OF SENIOR SUBORDINATED NOTES PAYABLE ...........................                -                  (53,345)
            PURCHASE OF SPECIAL PREFERRED STOCK..................................          (12,567)                        -
         PROCEEDS FROM ISSUING COMMON STOCK......................................              111                        17
         DISTRIBUTIONS TO MINORITY INTEREST......................................          (5,669)                         -
         DIVIDENDS PAID..........................................................          (3,597)                         -
                                                                                 ------------------       -------------------
            NET CASH USED IN FINANCING ACTIVITIES................................         (21,202)                   (37,098)
                                                                                 ------------------       -------------------

NET INCREASE (DECREASE) IN CASH..................................................          $3,625                    $(2,034)
CASH, BEGINNING OF PERIOD........................................................          11,441                      8,370
                                                                                 ------------------       -------------------

CASH, END OF PERIOD..............................................................         $15,066                     $6,336
                                                                                 ==================       ===================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      CASH PAID DURING THE PERIOD FOR:
         INTEREST................................................................           $5,159                    $7,844
                                                                                 ==================       ===================
         INCOME TAXES............................................................             $104                      $116
                                                                                 ==================       ===================

               See accompanying notes to consolidated financial statements.

                    FIRSTCITY FINANCIAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Dollars in thousands)

(1)      Basis of Presentation
         ---------------------

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

         The unaudited consolidated financial statements of FirstCity Financial Corporation ("FirstCity" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity's financial position at June 30, 1997, the results of operations and the cash flows for the three month and six month periods ended June 30, 1997 and 1996.

         Certain amounts in the financial statements for prior periods have been reclassified to conform with current financial statement presentation.

(2)      Merger
         ------

         The merger of FirstCity and Harbor Financial Group, Inc. ("Harbor") was completed July 1, 1997. FirstCity issued 1,580,986 shares of common stock in exchange for 100% of Harbor's outstanding capital stock. Harbor originates and services residential loans, home improvement loans and commercial mortgages. Harbor had approximately $12 million in equity, assets of over $300 million and 700 employees prior to the merger. The merger was accounted for as a pooling of interests.

         The unaudited pro forma balance sheet presented in the consolidated financial statements assumes the Harbor merger occurred June 30, 1997. The unaudited pro forma statements of income presented in the consolidated financial statements assume the Harbor merger occurred January 1, 1996. No adjustments were necessary to reflect the pro forma balance sheet or statements of income. The unaudited pro forma statements of income do not purport to be indicative of the results of operations which would have actually resulted had the above described transaction occurred on January 1, 1996, or future results of operations to be achieved by FirstCity, after its merger with Harbor.

(3)      Purchased Asset Pools and Loan Receivables
         ------------------------------------------

         The purchased asset pools and loan receivables are summarized as follows:

                                                June 30, 1997                     June 30,                      December 31,
                                                  Pro Forma                         1997                            1996

                                              ----------------------    ---------------------------     ---------------------------
Non-performing asset pools:
     Loans....................................             $311,825                       $311,825                        $294,244
     Real estate assets.......................               27,850                         27,850                          7,995
                                              ----------------------    ---------------------------     ---------------------------
                                                            339,675                        339,675                         302,239
     Performing asset pools...................               17,109                         17,109                          14,944
     Purchased real estate pools..............               20,575                         20,575                          25,303
                                              ----------------------    ---------------------------     ---------------------------
     Total purchased asset pools..............              377,359                        377,359                         342,486

Discount required to reflect purchased asset
      pools at amortized cost.................            (262,307)                      (262,307)                       (265,739)
                                              ----------------------    ---------------------------     ---------------------------
Purchased asset pools, net....................              115,052                        115,052                          76,747

     Construction loans receivable............               15,861                             -                               -


                    FIRSTCITY FINANCIAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             (Dollars in thousands)


Automobile and consumer finance receivables.....             37,333                         37,333                          33,583
Allowance for losses............................             (3,940)                        (3,940)                         (2,693)
                                                --------------------    ---------------------------     ---------------------------
Loan receivables, net...........................             49,254                         33,393                          30,890

     Purchased asset pools and loan receivables,
           net..................................           $164,306                       $148,445                        $107,637
                                                ====================    ===========================     ===========================

         The purchased asset pools and loan receivables are pledged to secure non-recourse notes payable.

         The activity in the allowance for loan losses is summarized as follows:

                                                         Six Months Ended
                                                         June 30,
                                            ------------------------------------
                                              1997                    1996
                                            -----------------     --------------
Balances, beginning of period                        $2,693          $    -
     Provision for loan losses                        2,155               -
     Discounts acquired                               4,936           4,308
     Reduction in contingent liabilities                458               -
     Charge off activity:
           Principal balances charged off            (7,460)           (639)
           Recoveries                                 1,158               -
                                           -----------------  --------------
                Net charge offs                      (6,302)           (639)
                                           -----------------  --------------
                Balances, end of period              $3,940          $3,669
                                           ==================  ==============


         During 1997, a note recorded at the time of original purchase of the initial automobile finance receivables pool and contingent on the ultimate performance of the pool was adjusted to reflect a reduction in anticipated payments under that liability obligation. The reduction in this recorded liability increased the amount of allowance for losses.

(4)      Mortgage Loans Held for Sale

         Mortgage loans held for sale include loans collateralized by first lien mortgages on one-to-four family residences as follows:

                                                June 30, 1997
                                                Pro Forma
                                       ---------------------------
     Residential mortgage loans........          $217,336
      Unearned premiums................             4,145
                                       ---------------------------
                                                 $221,481
                                       ---------------------------
(5)      Acquisition Partnerships

         The Company has investments in partnerships and related general partners that are accounted for on the equity method. The condensed combined financial position and results of operations of the acquisition partnerships and general partners are summarized below:

                         FIRSTCITY FINANCIAL CORPORATION
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)

                        Condensed Combined Balance Sheets

                                       June 30,              December 31,
                                         1997                       1996
                                ----------------------     ---------------------
Assets........................   $            143,080       $            196,533
                                ======================     =====================
Liabilities...................   $            101,521       $            144,094
Net equity....................                 41,559                     52,439
                                ----------------------     ---------------------
                                 $            143,080       $            196,533
                                ======================     =====================
Company's equity in
    acquisition partnerships..   $             22,674       $             21,761
                                ======================     =====================


                     Condensed Combined Statements of Income

                                                            Three Months Ended                          Six Months Ended
                                                                 June 30,                                   June 30,
                                                 ----------------------------------------   ----------------------------------------
                                                        1997                  1996                 1997                  1996
                                                 ------------------    ------------------   -------------------   ------------------

Collections.....................................  $         36,039      $         35,902     $          57,116     $          61,224
Gross margin....................................            11,249                10,418                17,725                18,604
Interest income on performing asset pools.......             1,822                 2,065                 3,728                 3,833
    Net income..................................             6,276                 1,842                 9,101                 3,281
                                                 ==================    ==================   ===================   ==================
Company's equity in net income of
    acquisition partnerships....................  $          2,772      $            916     $           4,313     $           1,630
                                                 ==================    ==================   ===================   ==================

(6)      Class "A" Certificate of FirstCity Liquidating Trust ("Trust")
         --------------------------------------------------------------

         FirstCity is the sole holder of the Class "A" Certificate of the Trust. Redemptions by the Trust of the balance due on the Class "A" Certificate were used to retire the senior subordinated notes payable. Pursuant to a June 1997 agreement with FirstCity, the Trust is retiring its obligation to FirstCity under the Class A Certificate by paying FirstCity $22.75 per share for the 1,923,481 outstanding special preferred shares at June 30, 1997, the 1997 second quarter dividend of $.7875 per share, and 15% interest from June 30, 1997, on any unpaid portion of the settlement amount. In the first six months of 1997, FirstCity paid dividends of $3.6 million on special preferred stock and purchased $11.3 million liquidation preference (537,430 shares) of special preferred stock with distributions from the Trust. On June 30, 1997, the Trust distributed $21.0 million cash to FirstCity under the June 1997 agreement discussed above. In July 1997 the Trust distributed an additional $15.5 million to FirstCity under such agreement, reducing the receivable from the Trust to approximately $7.4 million. In the opinion of management, sufficient funds will be available from the Trust to retire any unpaid amounts under the above mentioned agreement.

         Also related to the Trust, First City received $6.8 million (recorded as servicing fees) in the first quarter as a result of the termination of the Investment Management Agreement.

(7)      Preferred Stock
         ---------------

         In June 1997, FirstCity offered to exchange one share of special preferred stock for one share of adjusting rate new preferred stock. The new preferred stock has a redemption value of $21.00 per share and cumulative quarterly cash dividends at the annual rate of $3.15 per share through September 30, 1998, adjusting to $2.10 per share through the redemption date of September 30, 2005. FirstCity may redeem the new preferred stock after September 30, 2003 for $21 per share plus accrued dividends. The new preferred stock carries no voting rights except in the event of non-payment of dividends. 1,066,196 shares of special preferred stock were accepted for exchange for a like number of shares of new preferred stock subsequent to quarter end.

         At June 30, 1997, accrued dividends totaled $1.5 million, or $.7875 per share, and were paid on July 15, 1997 to holders of the special preferred stock.

                         FIRSTCITY FINANCIAL CORPORATION
            Notes to Consolidated Financial Statements - (continued)
                             (Dollars in thousands)


(8)      Income Taxes
         ------------

         Federal income taxes are provided at a 35% rate. Net operating loss carryforwards are available to FirstCity and are recognized as an offset to the provision in the period during which the benefit is realized. During the first six months of 1997, FirstCity recognized a deferred tax benefit of $.6 million ($14.6 million in the first six months of 1996). Realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change.

(9)      Commitments and Contingencies
         -----------------------------

         FirstCity has pledged a portion of its interest in the future distributions (after FirstCity's initial investment has been returned) of certain acquisition partnerships to Cargill Financial
         Services Corporation ("Cargill") (the subordinated debt lender to the partnerships) under a Residual Share Agreement (the
         "Agreement"). Under the Agreement, this pledge is limited to twice FirstCity's original investment in the respective partnerships. In the opinion of management, this pledge does not currently represent a material contingent claim on the future distributions from the acquisition partnerships to FirstCity.

         The Company is involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.
                                       11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

FirstCity Financial Corporation (the Company or FirstCity) reported earnings for the second quarter and six months ended June 30, 1997 of $3.7 million and $12.2 million, respectively. After dividends on the Company's preferred stock, earnings were $2.1 million and $9.0 million for the quarter and year-to-date, respectively.

On a per share basis, the Company earned $.42 for the quarter ended June 30, 1997 and $1.82 for the 1997 six month period. Prior year's earnings per share of $3.74 for the first six months included $2.97 in deferred tax benefits. Included in the 1997 six month totals were approximately $6.8 million, or $1.38 per share, of settlement proceeds derived from the first quarter termination of the Investment Management Agreement with the FirstCity Liquidating Trust ("Trust").

FirstCity culminated its merger with Harbor Financial Group, Inc. ("Harbor") of Houston on July 1, 1997. The earnings data above do not include the restated effects of the Harbor merger which will be reflected in future financial results of the combined companies in that the merger was accounted for as a pooling of interests. On an historical restated basis (the basis on which future results will be reported), earnings and per share data for the quarter and six month periods ended June 30, 1997 are as follows:
                                                                       Six
                                        Quarter                       Months
                                         Ended                        Ended
                                  -------------------         ------------------
                                                    June 30, 1997
                                  ----------------------------------------------
Net earnings (millions).........    $    2.9              $  10.4
Per share.......................    $    0.44             $   1.60
Pro forma EPS tax  adjustment...    $    0.06             $   0.11
      Pro forma EPS.............    $    0.50             $   1.71


The historical data above reflect tax provisions made by Harbor on the basis of its pre tax earnings during the periods presented. As a member of FirstCity's consolidated tax group, Harbor's future earnings will be subject to FirstCity's net operating loss carryforwards (NOL). The effect of the pro forma application of the NOL on the quarterly and six month totals above is to increase per share earnings by $.06 and $.11 per share, respectively, to $.50 and $1.71 per share, for the quarter and six months ended June 30, 1997.

As a result of the merger with Harbor, the Company's 1997 third quarter results will reflect some one-time transactions to record the expenses of the merger and a revaluation of the recorded tax benefits expected to be realized from Harbor's earnings stream. Merger expenses, including financial advisory, legal and accounting fees incurred are estimated at approximately $1.4 million. The tax benefits to be realized have not been determined, but will be based upon a conservative evaluation of the tax savings estimated to be derived from the ability to shelter Harbor's earnings with FirstCity's NOL. In the past, FirstCity has recorded tax benefits based upon the tax savings expected to be realized over a two to three year forward looking period.

During the quarter, collections on managed assets reflected the Company's emphasis on a variety of exit strategies to dispose of assets. A $21 million performing loan sale by the acquisition partnerships completed in the second quarter pushed partnership portfolio collections to $36 million for the quarter. The Company expects to have similar sales of performing loans in the future. In addition, the Company completed two structured financings during the quarter. The first was approximately $90 million securitization of a variety of assets from the acquisition partnerships and owned portfolios. The second was a $35 million securitization of a portfolio of auto receivables from the Company's auto finance subsidiary. In both cases, the Company recognized no significant gain on the transaction.

Servicing fees for the quarter were $1.7 million, reflecting the collection levels achieved at the partnerships during the quarter. Servicing fees are down from the prior year's quarter due to the termination of the Trust Investment Management Agreement in 1997's first quarter.

Asset origination and acquisition during the quarter continued to reflect the Company's emphasis on the development of its origination activities. During the quarter, portfolio acquisition (both within acquisition partnerships and wholly owned portfolios) of $11 million increased the year to date acquisitions to $58 million. Automobile finance receivable origination of $20 million increased the year-to-date production to $50 million. Harbor continued to see its mortgage loan production grow as $707 million was originated during the second quarter (up from $523 million in the first quarter of 1997) bringing the year-to-date origination totals to $1,230 million.

At quarter end, FirstCity and its subsidiaries' managed asset portfolios consisted of the following by business segment, including mortgage loans managed at Harbor:

                                                June 30, 1997
                              --------------------------------------------------
                                   $ Amount                         # of
                                  (millions)                       Assets
                              --------------------         ---------------------
Portfolio Acquisition:
   Wholly-owned                  $           479                         11,520
   Acquisition partnerships                  224                          1,012
   Serviced for others                        86                          4,702
   Consumer Assets                            39                          4,479
   Mortgage Loans (por forma):
        Residential                        4,248                         55,645
        Commercial                         1,817                            768


Pursuant to a June 1997 agreement with FirstCity, the Trust is retiring its obligation to FirstCity under the Class A Certificate by paying FirstCity $22.75 per share for the 1,923,481 outstanding special preferred shares at June 30, 1997, the 1997 second quarter dividend of $.7875 per share, and 15% interest from June 30, 1997, on any unpaid portion of the settlement agreement. Under this agreement, FirstCity assumes the obligation for the payments of the par value and the dividends of the special preferred stock. On June 30, 1997, the Trust distributed $21.0 million cash to FirstCity under the June 1997 agreement. In July 1997, the Trust distributed $15.5 million to FirstCity under such agreement, reducing the receivable from the Trust to approximately $7.4 million.

Separately, the Company subsequent to quarter end completed an exchange offer whereby 1,066,196 shares of outstanding special preferred stock were tendered for a like number of shares of new redeemable preferred stock.

                        HISTORICAL RESULTS OF OPERATIONS
The following table summarizes FirstCity's performance in the second quarter and first six months of 1997 and 1996.

             HISTORICAL CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

====================================================================================================================================
                                                                                                            Six Months Ended
                                                                    Second Quarter                              June 30,
                                                        --------------------------------------    ----------------------------------
          (Amounts in thousands, except per share data)        1997                1996                 1997                 1996

                                                        ------------------   -----------------    -----------------    -------------

Income:
Net gain on purchased asset pools......................            $4,891              $3,952              $10,192            $8,616
Servicing fees.........................................             1,660               2,855                9,522             5,373
Interest income on Class "A"  Certificate..............             1,515               3,116                3,174             7,428
Other interest income..................................             3,449               2,196                6,228             3,286
Rental income on purchased real estate pools ..........                87               1,448                  157             1,935
Other income...........................................               899                 339                1,252               597
                                                                                                  -----------------    -------------
                                                        ------------------   -----------------
                            Subtotal                               12,501              13,906               30,525            27,235
                                                        ------------------   -----------------    -----------------    -------------
Expenses:
Interest on senior subordinated notes payable..........                 -               1,178                    -             3,552
Interest on other notes payable........................             3,302               2,448                5,909             4,579
Provision for loan losses..............................             1,357                   -                2,155                 -
Salaries and benefits..................................             2,646               2,547                5,711             5,116
Amortization...........................................               803                 836                1,756             1,661
Travel.................................................               513                 468                  837               718
Occupancy..............................................               725                 601                1,404             1,140
Legal and accounting...................................               416                 577                  717             1,159
Other general and administrative expense...............             2,076               1,632                4,391             2,875
                                                                                                  -----------------    -------------
                                                        ------------------   -----------------
                            Subtotal                               11,838              10,287               22,880            20,800
                                                        ------------------   -----------------    -----------------    -------------
Equity earnings of acquisition partnerships............             2,772                 916                4,313             1,630
                                                        ------------------   -----------------    -----------------    -------------
Earnings before income taxes...........................             3,435               4,535               11,958             8,065
                                                        ------------------   -----------------    -----------------    -------------
Provision (benefit) for income taxes...................             (215)            (14,370)                (251)          (14,230)
                                                        ------------------   -----------------    -----------------    -------------
Net earnings...........................................            $3,650             $18,905              $12,209           $22,295
                                                        ==================   =================    =================    =============
Minority interest in income of subsidiary..............                69                   -                   69                 -
Special preferred dividends............................             1,515               1,938                3,174             3,876
                                                        ------------------   -----------------    -----------------    -------------
Net earnings to common.................................            $2,066             $16,967               $8,966           $18,419
                                                        ==================   =================    =================    =============
Net earnings per share.................................  $         0.42       $        3.45        $        1.82        $     3.74
                                                        ==================   =================    =================    =============
Average shares outstanding.............................             4,936               4,921                4,934             4,921
                                                        ==================   =================    =================    =============
Return on average equity ..............................              9.9%              120.8%                22.4%             69.7%
====================================================================================================================================


The following table analyzes the composition of FirstCity's major revenue sources:

                           ANALYSIS OF REVENUE SOURCES
--------------------------------------------------------------------------------

                                                                       Second                            Six Months Ended
                                                                       Quarter                               June 30,
                                                            -------------------------------     -----------------------------------
                         (Dollars in thousands)                1997               1996                1997               1996
                                                            -------------    --------------     ----------------   ----------------
RESULTS DERIVED FROM PURCHASED OR ORIGINATED ASSET POOLS
------------------------------------------------------------

NON-PERFORMING ASSET POOLS:
     Asset portfolios purchased(1)..........................    $  3,220           $   899            $   3,220          $  28,365
     $ collected............................................      15,280            13,683               30,122             27,678
     Net gain on collections................................       4,891             3,952               10,192              8,616
     Profit margin on purchased asset pools.................      32.01%            28.88%               33.84%             31.13%
PERFORMING ASSET POOLS:
     Asset portfolios purchased(1)..........................    $  2,237           $     -            $   2,237          $  25,525
     Loans originated.......................................      21,980                 -               53,104                  -
     Interest income........................................       3,231             1,829                5,777              2,476

                            SERVICE FEE REVENUES
------------------------------------------------------------
ACQUISITION PARTNERSHIPS
     $ collected............................................    $ 36,039           $35,902            $  57,116          $  61,224
     Service fee revenue ...................................       1,510             1,354                2,383              2,295
     Average service fee %..................................       4.19%             3.77%                4.17%              3.75%

TRUST
     $ collected:
         FDIC receivable....................................    $      -           $     -            $       -         $   17,698
         Other trust assets.................................           -            38,443                    -             62,318
     Service fee revenue(2).................................           -             1,124                    -              2,260
     Average service fee %..................................           -             2.92%                    -              2.82%

OTHER AFFILIATED ENTITIES
     Service fee revenue....................................    $    216           $   377            $     405         $     818


                             EQUITY EARNINGS IN
                        ACQUISITION PARTNERSHIPS
     ------------------------------------------------------------
Asset portfolios purchased..................................    $  5,493           $ 1,490            $  52,730         $   76,188
Average FirstCity investment................................      26,669            28,584               25,566             23,381
Equity earnings in investments..............................       2,772               916                4,313              1,630

------------------------------------------------------------------------------------------------------------------------------------

(1) Asset portfolios purchased exclude FirstCity's acquisition of the remaining 50% of an acquisition partnership in the first quarter of 1997.

(2) Excludes $6,800 received as a result of terminating Investment Management Agreement in the first quarter of 1997.

                                       15

The following table analyzes operations of FirstCity's acquisition partnerships:

                      ANALYSIS OF ACQUISITION PARTNERSHIPS
------------------------------------------------------------------------------------------------------------------------------------
                                                           Second                                  Six Months Ended
                                                           Quarter                                     June 30,
                                            --------------------------------------    ------------------------------------------
                  (Dollars in thousands)          1997                1996                   1997                   1996
                                            ------------------ -------------------    -------------------    -------------------

GAINS ON DISPOSITION OF ASSET POOLS
     Gross collections                                $36,039             $35,902                $57,116                $61,224
     Cost of collections                               24,790              25,484                 39,391                 42,620
                                            ------------------ -------------------    -------------------    -------------------
     Total gain on disposition of
       asset pools                                    $11,249             $10,418                $17,725                $18,604
                                            ================== ===================    ===================    ===================
     Variance from previous year due to:
        Collection levels                                 $40            $(4,624)               $(1,248)               $(8,772)
        Gross profit margins                              788               2,217                    396                  3,848
        Mix                                                 3               (756)                   (27)                (1,355)
                                            ------------------ -------------------    -------------------    -------------------
     Total variance from previous year                   $831            $(3,163)                 $(879)               $(6,279)
                                            ================== ===================    ===================    ===================

INTEREST INCOME
     Performing asset pools                            $1,822              $2,065                 $3,728                 $3,833
     Other                                              (105)                   -                    186                      -

COST OF BORROWING
     Interest expense                                  $3,154              $7,172                 $6,158                $12,914
     Average borrowings                               131,592             230,837                133,949                212,927
     Average rate                                       9.59%              12.43%                  9.19%                 12.13%

OTHER EXPENSES
     Service fee expense                               $1,534              $1,455                 $2,378                 $2,421
     Legal                                                643                 571                  1,224                  1,117
     Property protection                                1,303               1,107                  2,266                  1,996
     Other                                                 56                 336                    512                    708
                                            ------------------ -------------------    -------------------    -------------------
     Total other expenses                              $3,536              $3,469                 $6,380                 $6,242
                                            ================== ===================    ===================    ===================
 NET INCOME                                            $6,276              $1,842                 $9,101                 $3,281
 ----------
                                            ================== ===================    ===================    ===================

--------------------------------------------------------------------------------

    HISTORICAL SECOND QUARTER 1997 COMPARED TO HISTORICAL SECOND QUARTER 1996

Net earnings for the second quarter of 1997 were $3.7 million compared to $18.9 million (including a $14.6 million deferred tax benefit) in the second quarter of 1996. Net earnings to common shareholders in 1997 were $2.1 million compared to $17.0 million in 1996. On a per share basis, earnings attributable to common equity were $.42 for 1997 compared to $3.45 per share ($.48 excluding the deferred tax benefit) for 1996.

                                               NET GAIN ON PURCHASED ASSET POOLS
The net gain on purchased asset pools increased 24% to $4.9 million in 1997 from $4.0 million in 1996. The average investment in purchased asset pools in 1997 of $91.4 million was less than the average investment levels for such period in 1996 of $97.0 million. The profit margin on collections in 1997 was 32% as compared to 29% in 1996.

                                                                  SERVICING FEES
Servicing fee income reported during the quarter was $1.7 million (no fees from liquidation of Trust assets were included because of termination of the Investment Management Agreement) compared to $2.9 million in 1996. Excluding fees related to Trust assets, servicing fees were relatively flat in the second quarter of 1997 as compared to 1996.

                                                     INTEREST INCOME AND EXPENSE
Interest income on the Trust Class A Certificate represents reimbursement to FirstCity (by the Trust) of interest expense on the senior subordinated notes (none in 1997 because the notes were redeemed by July, 1996) and accrual of dividends of $1.5 million on special preferred stock. Interest income, principally from performing loans, rose 57% to $3.4 million in 1997 due to loans at National Auto Funding Corp. ("NAF"), which was acquired in the second quarter of 1996. Interest expense on other notes payable rose in proportion to higher combined volumes of debt associated with the purchase of asset pools, equity investment in acquisition partnerships and operating subsidiaries.

                                                        OTHER INCOME AND EXPENSE
Rental income on purchased real estate pools declined $1.4 million from the second quarter of 1996 because of the liquidation of the majority of income producing real estate assets in late 1996. On this and other real estate purchases, the net operating income derived from such assets is recognized as other income, while gains on sales are recognized upon disposition of the asset. FirstCity augmented the allowance for loan losses associated with the NAF portfolio by providing a $1.4 million provision in 1997.

                                              GENERAL AND ADMINISTRATIVE EXPENSE
Salaries and benefits, amortization and other general and administrative expenses increased $.5 million, reflecting higher personnel costs and property expenses associated with the growth of the Company.

                                  EQUITY IN EARNINGS OF ACQUISITION PARTNERSHIPS
Equity in earnings of acquisition partnerships in 1997 increased $1.9 million from 1996, partially as a result of the securitizations and refinancing in the latter part of 1996. Collections in the acquisition partnerships were flat. Higher gross profit margins increased earnings by $.8 million. This increase coupled with lower interest expense ($4.0 million) and higher overall profits interest in the partnerships by FirstCity in 1997 as compared to 1996 resulted in a higher equity earnings to FirstCity.

                                                                    INCOME TAXES
Federal income taxes are provided at a 35% rate applied to taxable income. The Company believes NOLs are available to it after July 3, 1995, and are recognized as an offset to the provision in the period during which the benefit is realized. A deferred tax benefit of $.3 million was recorded in the second quarter of 1997, as compared to $14.6 million in the second quarter of 1996. Realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carry forward period change.

  HISTORICAL FIRST SIX MONTHS 1997 COMPARED TO HISTORICAL FIRST SIX MONTHS 1996

Net earnings for the first six months of 1997 were $12.2 million (including $6.8 million related to the termination of the Investment Management Agreement) compared to $22.3 million, including the $14.6 million deferred tax benefit, in the first six months of 1996. Net earnings to common shareholders in 1997 were $9.0 million, compared to $18.4 million in 1996. On a per share basis, earnings attributable to common equity were $1.82 for 1997 compared to $3.74 per share ($.78 excluding the deferred tax benefit) for 1996.

                                               NET GAIN ON PURCHASED ASSET POOLS
The net gain on purchased asset pools increased 18% to $10.2 million in 1997 from $8.6 million in 1996. The average investment in purchased asset pools in 1997 of $90.2 million was below the average investment levels for such period in 1996 of $95.2 million. The profit margin on collections in 1997 was 34% as compared to 31% in 1996.

                                                                  SERVICING FEES
Servicing fee income reported during the first six months of $9.5 million included the receipt of a $6.8 million cash payment related to the termination of the Investment Management Agreement between the Company and the Trust, under which the Company serviced Trust assets. The $6.8 million represents servicing fees projected to have been earned by FirstCity upon liquidation of Trust assets, principally in 1997. On a comparative basis, servicing fees from the Trust in the 1996 period were $2.3 million. Excluding fees related to Trust assets, servicing fees were relatively flat in the first six months of 1997 as compared to 1996.

                                                     INTEREST INCOME AND EXPENSE
Interest income on the Trust Class A Certificate represents reimbursement to FirstCity (by the Trust) of interest expense on the senior subordinated notes (none in 1997 because the notes were redeemed by July, 1996) and accrual of dividends of $3.2 million on special preferred stock. Interest income, principally from performing loans, rose 90% to $6.2 million in 1997 due to loans at NAF, which was acquired in the second quarter of 1996. Interest expense on other notes payable rose in proportion to higher combined volumes of debt associated with the purchase of asset pools, equity investment in acquisition partnerships and operating subsidiaries.

                                                        OTHER INCOME AND EXPENSE
Rental income on purchased real estate pools declined $1.8 million from the first six months of 1996 because of the liquidation of the majority of income producing real estate assets in late 1996. FirstCity augmented the allowance for loan losses associated with the NAF portfolio by recording a $2.2 million provision in 1997.

                                              GENERAL AND ADMINISTRATIVE EXPENSE
Salaries and benefits, amortization and other general and administrative expenses increased $2.1 million, reflecting higher personnel costs and property expenses associated with the growth of the Company

                                  EQUITY IN EARNINGS OF ACQUISITION PARTNERSHIPS
Equity in earnings of acquisition partnerships in 1997 increased $2.7 million from 1996, partially as a result of the securitizations and refinancing in the latter part of 1996. Collections in the acquisition partnerships decreased $4.1 million, or 6.7%, and caused a decrease in gross profit of $1.2 million. Higher gross profit margins increased earnings by $.4 million. Lower interest expense ($6.8 million), and higher overall profits interest in the partnerships by FirstCity in 1997 as compared to 1996 also augmented earnings.

                                                                    INCOME TAXES
Federal income taxes are provided at a 35% rate applied to taxable income. The Company believes NOLs are available to it after July 3, 1995, and are recognized as an offset to the provision in the period during which the benefit is realized. A deferred tax benefit of $.6 million was recorded in the first six months of 1997 as compared to $14.6 million in 1996.

                         PRO FORMA RESULTS OF OPERATIONS
The following table summarizes FirstCity's performance in the second quarter and first six months of 1997 and 1996, assuming the merger with Harbor occurred January 1, 1996.
--------------------------------------------------------------------------------
             PRO FORMA CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

--------------------------------------------------------------------------------

                                                                   Second Quarter                         Six Months Ended
                                                                                                              June 30,
                                                       --------------------------------------   ------------------------------------
 (Amounts in thousands, except per share data)                    1997                1996                1997                1996
                                                       ------------------   -----------------   ----------------    ----------------
Income:
Net gain on purchased asset pools.....................            $4,891              $3,952            $10,192               $8,616
Servicing fees........................................             5,074               5,769             16,391               10,284
Interest income on Class "A"  Certificate.............             1,515               3,116              3,174                7,428
Other interest income.................................             3,989               3,278              7,519                5,371
Gain on sales of mortgage loans.......................             8,407               5,986             15,283               11,886
Rental income on purchased real estate pools .........                87               1,448                157                1,935
Other income..........................................             4,332               1,067              7,639                2,758
                                                         ----------------    ----------------   ---------------     ----------------
                            Subtotal                              28,295              24,616             60,355               48,278
                                                         ----------------    ----------------   ----------------    ----------------
Expenses:
Interest on senior subordinated notes payable.........                 -               1,178                  -                3,552
Interest on other notes payable.......................             3,815               2,653              6,864                5,020
Provision for loan losses.............................             1,357                   -              2,155                    -
Salaries and benefits.................................            10,395               7,632             20,688               14,909
Amortization..........................................             2,407               2,253              4,908                3,995
Travel................................................               857                 697              1,445                1,110
Occupancy.............................................             3,879               2,599              6,978                4,759
Legal and accounting..................................               533                 647                920                1,293
Other general and administrative expense..............             3,156               2,330              6,473                4,026
                                                       ------------------   -----------------   ----------------    ----------------
                            Subtotal                              26,399              19,989             50,431               38,664
                                                       ------------------   -----------------   ----------------    ----------------
Equity earnings of acquisition partnerships...........             2,772                 916              4,313                1,630
                                                       ------------------   -----------------   ----------------    ----------------
Earnings before income taxes..........................             4,668               5,543             14,237               11,244
                                                       ------------------   -----------------   ----------------    ----------------
Provision (benefit) for income taxes..................               229            (13,995)                581             (12,952)
                                                       ------------------   -----------------   ----------------    ----------------
Net earnings..........................................            $4,439             $19,538            $13,656              $24,196
                                                       ==================   =================   ================    ================
Minority interest in income of subsidiary.............                69                   -                 69                    -
Special preferred dividends...........................             1,515               1,938              3,174                3,876
                                                       ------------------   -----------------   ----------------    ----------------
Net earnings to common................................            $2,855             $17,600            $10,413              $20,320
                                                       ==================   =================   ================    ================
Net earnings per share................................            $ 0.44             $  2.71            $  1.60              $ 3.12
                                                       ==================   =================   ================    ================
Average shares outstanding............................             6,517               6,502              6,515                6,502
                                                       ==================   =================   ================    ================
Return on average equity .............................             12.1%              107.6%              30.1%               106.0%
------------------------------------------------------------------------------------------------------------------------------------

         PRO FORMA SECOND QUARTER 1997 COMPARED TO PRO FORMA SECOND QUARTER 1996

Net earnings for the second quarter of 1997 were $4.4 million compared to $19.5 million (including a $14.6 million deferred tax benefit) in the second quarter of 1996. Net earnings to common shareholders in 1997 were $2.9 million compared to $17.6 million in 1996. On a per share basis, earnings attributable to common equity were $.44 for 1997 compared to $2.71 per share ($.46 excluding the deferred tax benefit) for 1996.

                                               NET GAIN ON PURCHASED ASSET POOLS
The net gain on purchased asset pools increased 24% to $4.9 million in 1997 from $4.0 million in 1996. The average investment in purchased asset pools in 1997 of $91.4 million was less than the average investment levels for such period in 1996 of $97.0 million. The profit margin on collections in 1997 was 32% as compared to 29% in 1996.

                                                                 SERVICING FEES
Servicing fee income reported during the quarter was $5.1 million (no fees from liquidation of Trust assets were included because of termination of the Investment Management Agreement) compared to $5.8 million in 1996. Excluding fees related to Trust assets, servicing fees increased 9.2% in the second quarter of 1997.

                                                     INTEREST INCOME AND EXPENSE
Interest income on the Trust Class A Certificate represents reimbursement to FirstCity (by the Trust) of interest expense on the senior subordinated notes (none in 1997 because the notes were redeemed by July, 1996) and accrual of dividends of $1.5 million on special preferred stock. Interest income, principally from performing loans, rose 22% to $4.0 million in 1997 due to loans at NAF, which was acquired in the second quarter of 1996. Interest expense on other notes payable rose in proportion to higher combined volumes of debt associated with the purchase of asset pools, equity interest in acquisition partnerships and operating subsidiaries.

                                                 GAIN ON SALES OF MORTGAGE LOANS
The gain on sales of mortgage loans increased 40% from $6.0 million in 1996 to $8.4 million in 1997 due to greater volumes of loans sold.

                                                        OTHER INCOME AND EXPENSE
Rental income on purchased real estate pools declined $1.4 million from the second quarter of 1996 because of the liquidation of the majority of income producing real estate assets in late 1996. On this and other real estate purchases, the net operating income derived from such assets is recognized as other income, while gains on sales are recognized upon disposition of the asset. Other income increased $3.3 million from 1996 due to a $2.3 million increase in the gain on sale of servicing rights in Harbor Financial Group. FirstCity augmented the allowance for loan losses associated with the NAF portfolio by providing a $1.4 million provision in 1997.

                                              GENERAL AND ADMINISTRATIVE EXPENSE
Salaries and benefits, amortization and other general and administrative expenses increased $5.1 million, reflecting higher personnel costs and property expenses associated with the expansion of the mortgage business at Harbor (through its acquisition of Hamilton Mortgage) and the creation of the automobile finance operations at NAF.

                                  EQUITY IN EARNINGS OF ACQUISITION PARTNERSHIPS
Equity in earnings of acquisition partnerships in 1997 increased $1.9 million from 1996, partially as a result of the securitizations and refinancing in the latter part of 1996. Collections in the acquisition partnerships were flat. Higher gross profit margins increased earnings by $.8 million. This increase coupled with lower interest expense ($4.0 million) and higher overall profits interest in the partnerships by FirstCity in 1997 as compared to 1996 resulted in a higher equity earnings to FirstCity.

                                                                    INCOME TAXES
Federal income taxes are provided at a 35% rate applied to taxable income. The Company believes NOLs are available to it after July 3, 1995, and are recognized as an offset to the provision in the period during which the benefit is realized. A deferred tax benefit of $.3 million was recorded in the second quarter of 1997, as compared to $14.6 million in the second quarter of 1996. Realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carry forward period change.

     PRO FORMA FIRST SIX MONTHS 1997 COMPARED TO PRO FORMA FIRST SIX MONTHS 1996

Net earnings for the first six months of 1997 were $13.7 million (including $6.8 million related to the termination of the Investment Management Agreement) compared to $24.2 million, including the $14.6 million deferred tax benefit, in the first six months of 1996. Net earnings to common shareholders in 1997 were $10.4 million, compared to $20.3 million in 1996. On a per share basis, earnings attributable to common equity were $1.60 for 1997 compared to $3.12 per share ($.88 excluding the deferred tax benefit) for 1996.

                                               NET GAIN ON PURCHASED ASSET POOLS
The net gain on purchased asset pools increased 18% to $10.2 million in 1997 from $8.6 million in 1996. The average investment in purchased asset pools in 1997 of $90.2 million was below the average investment levels for such period in 1996 of $95.2 million. The profit margin on collections in 1997 was 34% as compared to 31% in 1996.

                                                                  SERVICING FEES


Servicing fee income reported during the first six months of $16.4 million included the receipt of a $6.8 million cash payment related to the termination of the Investment Management Agreement between the Company and the Trust, under which the Company serviced Trust assets. The $6.8 million represents servicing fees projected to have been earned by FirstCity upon liquidation of Trust assets, principally in 1997. On a comparative basis, servicing fees from the Trust in the 1996 period were $2.3 million. Excluding fees related to Trust assets, servicing fees increased 20% in the first six months of 1997.

                                                     INTEREST INCOME AND EXPENSE


Interest income on the Trust Class A Certificate represents reimbursement to FirstCity (by the Trust) of interest expense on the senior subordinated notes (none in 1997 because the notes were redeemed by July, 1996) and accrual of dividends of $3.2 million on special preferred stock. Interest income, principally from performing loans, rose 40% to $7.5 million in 1997 due to loans at NAF, which was acquired in the second quarter of 1996. Interest expense on other notes payable rose in proportion to higher combined volumes of debt associated with the purchase of asset pools, equity interest in acquisition partnerships and operating subsidiaries.

                                                 GAIN ON SALES OF MORTGAGE LOANS
The gain on sales of mortgage loans increased 29% from $11.9 million in 1996 to $15.3 million in 1997 due to greater volumes of loans sold.

                                                        OTHER INCOME AND EXPENSE
Rental income on purchased real estate pools declined $1.8 million from the first six months of 1996 because of the liquidation of the majority of income producing real estate assets in late 1996. Other income increased $4.9 million over 1996 primarily due to a $3.5 million increase in the gain on sale of servicing rights in Harbor Financial Group. FirstCity augmented the allowance for loan losses associated with the NAF portfolio by recording a $2.2 million provision in 1997.
                                              GENERAL AND ADMINISTRATIVE EXPENSE
Salaries and benefits, amortization and other general and administrative expenses increased $11.3 million, reflecting higher personnel costs and property expenses associated with the expansion of the mortgage business at Harbor (through its acquisition of Hamilton Mortgage) and the creation of the automobile finance operations at NAF.

                                  EQUITY IN EARNINGS OF ACQUISITION PARTNERSHIPS
Equity in earnings of acquisition partnerships in 1997 increased $2.7 million from 1996, partially as a result of the securitizations and refinancing in the latter part of 1996. Collections in the acquisition partnerships decreased $4.1 million, or 6.7%, and caused a decrease in gross profit of $1.2 million. Higher gross profit margins increased earnings by $.4 million. Lower interest expense ($6.8 million), and higher overall profits interest in the partnerships by FirstCity in 1997 as compared to 1996 also augmented earnings.
                                                                    INCOME TAXES
Federal income taxes are provided at a 35% rate applied to taxable income. The Company believes NOLs are available to it after July 3, 1995, and are recognized as an offset to the provision in the period during which the benefit is realized. A deferred tax benefit of $.6 million was recorded in the first six months of 1997 as compared to $14.6 million in 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

The following table analyzes the components of portfolio and corporate debt, capital positions at the Company and in the acquisition partnerships and associated leverage ratios of FirstCity and the acquisition partnerships:

                      ANALYSIS OF COMBINED DEBT AND EQUITY
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended               Six Months Ended
                                                                             June 30,                         June 30,
                                                                ----------------   ---------------  --------------   --------------
                               (Dollars in thousands)                1997                1996              1997              1996
                                                                ----------------  -----------------  --------------   --------------

AVERAGE DEBT OUTSTANDING:
   Borrowing by acquisition partnerships, non-recourse           $   131,592     $    230,837      $   133,949     $  212,927
   Borrowings secured by purchased asset pools, non-recourse          36,386           62,660           42,478         67,092
   Borrowings secured by mortgage operations, non-recourse           288,461          171,828          262,487        158,828
   Borrowings secured by automobile receivables, non-recourse         50,604           10,212           41,979          5,134
   Other secured corporate borrowings, with recourse                  26,885           29,232           26,582         22,438
                                                                ------------  ---------------   --------------  -------------
   Total average debt outstanding, pro forma                     $   533,928     $    504,769      $   507,475     $  466,419

COMBINED EQUITY AT QUARTER END:
   FirstCity Financial Corporation, pro forma                    $    95,345     $     74,263      $    95,345     $   74,263
   Minority interest in acquisition partnerships                      24,050           26,687           24,050         26,687
                                                                ------------  ---------------   --------------  -------------
   Total equity, pro forma                                       $   119,395     $    100,950      $   119,395     $  100,950

LEVERAGE RATIOS:
   Average debt (excluding senior subordinated debt)
     to combined equity, pro forma                                     4.5:1            5.0:1            4.3:1          4.6:1

 AVERAGE COST OF FUNDS:
   Borrowing by acquisition partnerships, non-recourse                 9.6%            12.4%             9.2%          12.1%
   Borrowings secured by purchased asset pools, non-recourse          10.7              9.6             10.3            9.7
   Borrowing secured by mortgage operations, non-recourse              5.9              5.6              5.9            5.6
   Borrowings secured by automobile receivables, non-recourse          8.8              8.8              8.7            8.7
   Other secured corporate borrowings, with recourse                   9.8             10.4              9.9           10.1

----------------------------------------------------------------

   Note - The above table excludes senior subordinated debt in the 1996 period. Data gives effect to Harbor merger consummated on July 1, 1997.


Generally, the liquidity needs of FirstCity are for operations, payment of debt, equity for acquisitions of purchased asset pools, investments in and advances to acquisition partnerships and other investments by the Company. The sources of liquidity are funds generated from operations, equity distributions from acquisition partnerships and short term borrowings from revolving lines of credit and other specific purpose short term borrowings.

FirstCity contributed equity to acquisition partnerships totaling $11.4 million to facilitate the purchase of $52.7 million in portfolios of assets in the first six months of 1997 and also acquired $5.5 million in purchased asset pools. In 1997, FirstCity borrowed $18.0 million and repaid $33.9 million under a credit facility provided by Cargill, decreasing the balance under that facility to $3.5 million at quarter end. Such facility matures on August 31, 1997, and is secured by substantially all of the unencumbered equity interest in subsidiaries and acquisition partnerships and certain other assets of the Company.

In 1997, NAF borrowed $32.2 million under a $50 million Warehouse Credit Agreement with ContiTrade Services L.L.C. to purchase and originate auto loans and repaid $46.7 million with the securitizations proceeds and equity infusions from FirstCity. Increases in loan originations may require additional equity infusions into NAF to comply with the borrowing base terms of the Warehouse Credit Agreement.

Currently, Harbor Financial Group has a credit facility of $330 million with a group of banks lead by Texas Commerce Bank, Houston. The facility, currently maturing in March of 1998, is used to finance their mortgage warehouse operations as well as other activities. Harbor is currently discussing with the banks the renewal and expansion of this facility to fund the anticipated growth in mortgage operations.

In the first six months of 1997, FirstCity paid dividends on its special preferred stock of $3.6 million. The Company also purchased approximately $11.3 million (liquidation preference) of special preferred stock with the proceeds of distributions from the Trust on the Class A Certificate. On June 30, 1997, the Trust distributed $21.0 million cash
                                       22
to FirstCity under the June 1997 agreement with the Trust to retire the Trust Class A Certificate. In July 1997, the Trust distributed $15.5 million to FirstCity, reducing the receivable from the Trust to approximately $7.4 million.

In the future, FirstCity anticipates being able to raise capital through public debt or equity offerings, thus enhancing the investment and growth opportunities of the Company. The Company believes that these and other sources of liquidity, including refinancing the Cargill credit facility to the extent necessary, securitizations, and funding from senior lenders providing funding for acquisition partnership formation and direct portfolio and business acquisitions, should prove adequate to continue to fund the Company's contemplated investment activities. At June 30, 1997, total common equity was $83.3 million ($95.3 million, pro forma) and is considered by management adequate to support the current capital requirements and planned growth of the Company.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

            The Company held its annual meeting of shareholders (the "Annual Meeting") on June 27, 1997. The following items of business were considered at the Annual Meeting:

            (a)   Election of Directors
                  All standing directors other than David Palmer, who declined to stand for reelection, were elected as directors to serve as members of the Company's Board of Directors until the Company's 1998 annual meeting of shareholders. The number of votes cast for each nominee was as follows:


                                    Votes Cast            Votes
                 Nominee               For               Against    Abstained
--------------------------------------------------------------------------------
James R. Hawkins                    4,508,531               0         4,043
C. Ivan Wilson                      4,508,723               0         3,851
James T. Sartain                    4,508,723               0         3,851
Rick R. Hagelstein                  4,508,723               0         3,851
Matt A. Landry, Jr.                 4,508,723               0         3,851
Richard E. Bean                     4,508,723               0         3,851
Bart A. Brown, Jr.                  4,508,723               0         3,851
Donald J. Douglass                  4,508,723               0         3,851
David W. MacLennan                  4,508,723               0         3,851

            (b)   Approval of Harbor Merger
                  The Harbor Merger was approved by the shareholders as follows:

                         Votes Cast       Votes
                             For         Against         Unvoted    Abstentions
                        --------------------------------------------------------
Harbor Merger             3,515,619       5,735          982,001       9,219


            (c)   Ratification of Appointment of Auditors

                  A proposal to ratify the Board of Directors' appointment of KPMG Peat Marwick LLP as the Company's independent Auditors for 1997 was approved by the shareholders. The number of votes for the proposal: 4,500,981; votes withheld: 2,681; abstentions: 8,912.

Item 6  Exhibits and Reports on Form 8-K
            (a)    Exhibits

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

             (b)   Reports on Form 8-K.
                   None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRSTCITY FINANCIAL CORPORATION


                                    By          /s/ Gary H. Miller
                                                --------------------------------
                                    Name:       Gary H. Miller
                                    Title:      Senior Vice President and
                                                Chief Financial Officer
                                                (Duly authorized officer and
                                                chief accounting officer
                                                of the Registrant)

August 14, 1997