Form 10-Q
period 1997-09-30
FIRSTCITY FINANCIAL CORP
filed 1997-11-14
CIK 828678

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                                 or
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (254) 751-1750

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 7, 1997, 6,520,104 shares of Common Stock, par value $.01 per share, were outstanding.

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

PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS
                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,    DECEMBER 31,
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 1997             1996
-----------------------------------------------------------------------------------------------
                          ASSETS
                          ------

CASH AND CASH EQUIVALENTS.................................          $29,308          $16,995
PURCHASED ASSET POOLS AND LOAN RECEIVABLES, NET...........          195,916          118,561
MORTGAGE LOANS HELD FOR SALE..............................          248,015          134,974
EQUITY INVESTMENTS IN AND ADVANCES TO ACQUISITION PARTNERSHIPS       23,428           21,761
CLASS "A" CERTIFICATE OF FIRSTCITY LIQUIDATING TRUST......                -           53,617
RECEIVABLE FROM FIRSTCITY LIQUIDATING TRUST...............            1,684                -
SERVICING RIGHTS..........................................           57,311           39,864
RECEIVABLE FOR SERVICING ADVANCES AND ACCRUED INTEREST....           19,876           22,380
DEFERRED TAX BENEFIT,NET..................................           30,141           14,068
OTHER ASSETS, NET.........................................           29,683           18,082
                                                            ---------------  ---------------
      TOTAL ASSETS........................................         $635,362         $440,302
                                                            ===============  ===============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------
LIABILITIES:
   NOTES PAYABLE, SECURED.................................         $428,825         $270,585
   NOTES PAYABLE TO OTHERS................................            3,755            4,747
   OTHER LIABILITIES......................................           50,274           26,853
                                                            ---------------  ---------------
      TOTAL LIABILITIES...................................          482,854          302,185
                                                            ---------------  ---------------
      COMMITMENTS AND CONTINGENCIES.......................                -                -
SPECIAL PREFERRED STOCK, INCLUDING DIVIDENDS OF $669 AND $1,938,
   RESPECTIVELY (NOMINAL STATED VALUE OF $21 PER SHARE; 2,500,000
   SHARES AUTHORIZED; ISSUED AND OUTSTANDING: 849,777 AND
   2,460,911 SHARES, RESPECTIVELY)........................           18,515           53,617
ADJUSTING RATE PREFERRED STOCK, INCLUDING DIVIDENDS OF $846 AT
   SEPTEMBER 30, 1997 (REDEMPTION VALUE OF $21 PER SHARE;
   2,000,000 SHARES AUTHORIZED; 1,073,704 SHARES ISSUED AND
   OUTSTANDING AT SEPTEMBER 30, 1997).......................         23,393                -
SHAREHOLDERS' EQUITY:
   OPTIONAL PREFERRED STOCK (PAR VALUE $.01 PER SHARE; 98,000,000
      SHARES AUTHORIZED; NO SHARES ISSUED OR OUTSTANDING)....             -                -
   COMMON STOCK (PAR VALUE $.01 PER SHARE; 100,000,000  SHARES
      AUTHORIZED; ISSUED AND OUTSTANDING: 6,520,067 AND 6,513,346
      SHARES, RESPECTIVELY)...............................               65               65
   PAID IN CAPITAL........................................           30,248           29,773
   RETAINED EARNINGS......................................           80,287           54,662
                                                            ---------------  ---------------

      TOTAL SHAREHOLDERS' EQUITY..........................          110,600           84,500
                                                            ---------------  ---------------
      TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
         SHAREHOLDERS' EQUITY.............................         $635,362         $440,302
                                                            ===============  ===============


         See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                        ----------------------------   ----------------------------
       (AMOUNTS IN THOUSANDS,
       EXCEPT PER SHARE DATA)               1997           1996            1997           1996
---------------------------------------------------------------------------------------------------
PROCEEDS FROM DISPOSITION AND PAYMENTS
   RECEIVED ON PURCHASED ASSET POOLS        $ 13,700       $ 10,646        $43,822        $ 38,324
COST OF PURCHASED ASSET POOLS....              9,743          6,292         29,673          25,354
                                        -------------  -------------   ------------   -------------
   NET GAIN ON PURCHASED ASSET POOLS           3,957          4,354         14,149          12,970
OTHER INCOME:
   SERVICING FEES...................           5,437          8,258         21,828          18,542
   INTEREST INCOME ON CLASS"A"
      CERTIFICATE...................             330          2,236          3,504           9,664
   NET MORTGAGE WAREHOUSE INCOME....             701            130          1,993           2,179
   OTHER INTEREST INCOME............           2,893          2,122          9,120           5,444
   GAIN ON SALES OF MORTGAGE LOANS..          13,474          3,714         28,757          15,600
   RENTAL INCOME ON PURCHASED REAL ESTATE
      POOLS.........................              68            674            225           2,609
   OTHER............................           1,375          1,699          9,014           4,457
                                        -------------  -------------   ------------   -------------
                                              28,235         23,187         88,590          71,465
                                        -------------  -------------   ------------   -------------
EXPENSES:
   INTEREST ON SENIOR SUBORDINATED NOTES
      PAYABLE.......................               -            340              -           3,892
   INTEREST ON OTHER NOTES PAYABLE..           2,331          3,131          9,195           8,151
   PROVISION FOR LOAN LOSSES........           2,076          1,000          4,231           1,000
   SALARIES AND BENEFITS............          11,900          5,970         32,588          20,879
   AMORTIZATION.....................           2,091          1,782          6,999           5,777
   MERGER RELATED EXPENSES..........           1,618              -          1,618               -
   OTHER GENERAL AND ADMINISTRATIVE.           9,656          6,037         25,472          17,225
                                        -------------  -------------   ------------   -------------
                                              29,672         18,260         80,103          56,924
                                        -------------  -------------   ------------   -------------

EQUITY IN EARNINGS OF ACQUISITION
   PARTNERSHIPS.....................           1,798          2,623          6,111          4,253
                                        -------------  -------------   ------------   -------------
   EARNINGS FROM OPERATIONS BEFORE
      INCOME TAXES..................            361           7,550         14,598         18,794

PROVISION (BENEFIT) FOR INCOME TAXES        (16,078)            759        (15,497)       (12,193)
                                        -------------  -------------   ------------   -------------

      NET EARNINGS..................        $16,439          $6,791        $30,095        $30,987
                                        =============  =============   ============   =============
MINORITY INTEREST IN INCOME (LOSS) OF
   SUBSIDIARY.......................           (251)             -           (182)              -
REDEEMABLE PREFERRED DIVIDENDS......          1,514          1,896          4,688           5,772
                                        -------------  -------------   ------------   -------------
NET EARNINGS TO COMMON SHAREHOLDERS        $ 15,176       $  4,895        $25,589        $ 25,215
                                        =============  =============   ============   =============
NET EARNINGS PER SHARE..............       $   2.33       $   0.75        $  3.93        $   3.88
                                        =============  =============   ============   =============
WEIGHTED AVERAGE SHARES OUTSTANDING           6,519          6,503          6,516           6,502
                                        =============  =============   ============   =============




          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                    NUMBER OF                                                           TOTAL
                                      COMMON           COMMON         PAID IN        RETAINED       SHAREHOLDERS'
     (DOLLARS IN THOUSANDS)           SHARES           STOCK          CAPITAL        EARNINGS           EQUITY
-------------------------------------------------------------------------------------------------------------------

BALANCES, JANUARY 1, 1996........      6,502,408            $65         $29,186        $24,674             $53,925
EXERCISE OF WARRANTS, OPTIONS AND
  EMPLOYEE STOCK PURCHASE PLAN...         10,938              -             266              -                 266
NET EARNINGS FOR 1996............              -              -               -         37,697              37,697
  PREFERRED STOCK DIVIDENDS......              -              -               -         (7,709)             (7,709)
  OTHER..........................              -              -             321              -                 321
                                -----------------  -------------  --------------  -------------   -----------------

BALANCES, DECEMBER 31, 1996......      6,513,346             65          29,773         54,662              84,500

EXERCISE OF WARRANTS, OPTIONS AND
  EMPLOYEE STOCK PURCHASE PLAN...          6,721              -             154              -                 154
NET EARNINGS, AFTER MINORITY INTEREST
  IN INCOME OF SUBSIDIARY, FOR THE
  NINE MONTHS ENDED SEPTEMBER 30,
  1997...........................              -              -               -         30,277              30,277
PREFERRED STOCK DIVIDENDS........              -              -               -         (4,688)             (4,688)
OTHER............................              -              -             321             36                 357
                                -----------------  -------------  --------------  -------------   -----------------

BALANCES, SEPTEMBER 30, 1997.....      6,520,067            $65         $30,248        $80,287            $110,600
                                =================  =============  ==============  =============   =================



          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              -----------------------------
                  (DOLLARS IN THOUSANDS)                              1997            1996
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET EARNINGS..........................................           $30,095         $30,987
    ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
     USED IN OPERATING ACTIVITIES, NET OF
     EFFECT OF ACQUISITIONS:
       COST OF COLLECTIONS................................            29,673           25,354
       PURCHASE AND ORIGINATION OF ASSET POOLS AND LOANS..           (89,498)         (39,786)
       PURCHASE GAIN ON SALES OF SERVICING RIGHTS, NET....            (4,529)          (1,799)
       INCREASE IN MORTGAGE LOANS HELD FOR SALE...........          (113,041)         (11,867)
       INCREASE IN CONSTRUCTION LOANS RECEIVABLE..........           (10,400)          (8,813)
       ORIGINATED MORTGAGE SERVICING RIGHTS...............           (27,044)         (15,260)
       PURCHASES OF MORTGAGE SERVICING RIGHTS.............            (4,813)         (12,404)
       PROCEEDS FROM SALES OF MORTGAGE SERVICING RIGHTS...            14,807           7,659
       PROVISION FOR LOAN LOSSES..........................             4,231            1,000
       EQUITY IN EARNINGS OF ACQUISITION PARTNERSHIPS.....            (6,111)          (4,253)
       COLLECTIONS ON PERFORMING ASSET POOLS..............            55,118            6,804
       INCREASE IN NET DEFERRED TAX ASSET.................           (16,073)         (12,578)
       DEPRECIATION AND AMORTIZATION......................             8,740            6,754
       INCREASE IN OTHER ASSETS...........................           (33,426)         (17,615)
       INCREASE IN OTHER LIABILITIES......................            25,834            6,840
                                                               --------------   --------------
                NET CASH USED IN OPERATING ACTIVITIES......         (136,437)         (38,977)
                                                               --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES, NET OF EFFECT OF ACQUISITIONS:
    ADVANCES TO ACQUISITION PARTNERSHIPS AND AFFILIATES...                -          (235)
    PAYMENTS ON ADVANCES TO ACQUISITION PARTNERSHIPS AND AFFILIATES   1,029           709
    ACQUISITION OF SUBSIDIARIES...........................            1,118          (302)
    PROCEEDS FROM SALES OF LOANS HELD FOR INVESTMENT......              307           112
    PAYMENTS RECEIVED ON LOANS HELD FOR INVESTMENT........              102            30
    REPURCHASES OF LOANS FROM INVESTORS...................           (1,912)       (1,196)
    PRINCIPAL AND SPECIAL PREFERRED PAYMENTS ON CLASS "A"
        CERTIFICATE.......................................           41,361       105,690
    PROPERTY AND EQUIPMENT, NET...........................           (2,061)       (1,927)
    CONTRIBUTIONS TO ACQUISITION PARTNERSHIPS.............          (12,392)      (17,524)
    DISTRIBUTIONS FROM ACQUISITION PARTNERSHIPS...........            9,840        14,953
                                                               --------------   ------------
       NET CASH PROVIDED BY INVESTING ACTIVITIES..........           37,392       100,310
                                                               --------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES, NET OF EFFECT OF
    ACQUISITIONS:
      BORROWINGS UNDER NOTES PAYABLE......................        6,251,936     3,344,675
      PAYMENTS OF NOTES PAYABLE ..........................       (6,114,844)   (3,295,008)
      PAYMENT OF SENIOR SUBORDINATED NOTES PAYABLE .......                -      (105,690)
      PURCHASE OF SPECIAL PREFERRED STOCK.................          (12,567)            -
      PROCEEDS FROM ISSUING COMMON STOCK..................              154            53
      DISTRIBUTIONS TO MINORITY INTEREST..................           (5,609)            -
      DIVIDENDS PAID......................................           (5,112)            -
                                                              --------------   ------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          114,223        (55,970)
                                                              --------------   ------------

NET INCREASE IN CASH......................................         $12,313         $5,363
CASH, BEGINNING OF PERIOD.................................          16,995         13,322
                                                              --------------   ------------
CASH, END OF PERIOD.......................................         $29,308        $18,685
                                                              ==============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    CASH PAID DURING THE PERIOD FOR:
      INTEREST............................................         $20,982        $17,242
                                                              ==============   ============
      INCOME TAXES........................................            $480           $138
                                                              ==============   ============
NON-CASH INVESTING ACTIVITIES:
    PAYMENT ON CLASS "A" CERTIFICATE IN FORM OF
    PERFORMING LOAN ......................................         $15,340             $-
                                                              ==============   ============

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                             (Dollars in thousands)

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

      The unaudited consolidated financial statements of FirstCity Financial Corporation ("FirstCity" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity's financial position at September 30, 1997, the results of operations and the cash flows for the three month and nine month periods ended September 30, 1997 and 1996.

      Certain amounts in the financial statements for prior periods have been reclassified to conform with current financial statement presentation.

(2)   Merger and Acquisition
      ----------------------

      The merger of FirstCity and Harbor Financial Group, Inc. ("Harbor") was completed July 1, 1997. FirstCity issued 1,580,986 shares of common stock in exchange for 100% of Harbor's outstanding capital stock. Harbor originates and services residential loans, home improvement loans and commercial mortgages. Harbor had approximately $12 million in equity, assets of over $300 million and 700 employees prior to the merger. The merger was accounted for as a pooling of interests; therefore, the consolidated financial statements of FirstCity have been restated to reflect the merger as if it occurred January 1, 1996.

      Net revenues, earnings to common and earnings per share before and after pooling of interests are summarized as follows:

                                              Three               Nine
                                              Months             Months
                                              Ended               Ended
                                           --------------    ---------------

                                                 September 30, 1996
                                           ---------------------------------
                                               (Dollars in thousands,
                                               except per share data)

Net revenues (including equity earnings):
      Before 1997 pooling..................     $17,088             $45,953
      1997 pooling.........................       8,722              29,765
      After 1997 pooling...................      25,810              75,718
Net earnings to common:
      Before 1997 pooling..................      $4,212             $22,631
      1997 pooling.........................         683               2,584
      After 1997 pooling...................       4,895              25,215
Net earnings per share:
      Before 1997 pooling..................       $0.86               $4.60
      1997 pooling.........................       (0.11)              (0.72)
      After 1997 pooling...................        0.75                3.88

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                             (Dollars in thousands)



On May 15, 1997, Harbor acquired substantially all of the fixed assets of MIG Financial Corporation ("MIG"), a $1.7 billion mortgage servicing portfolio of primarily commercial mortgage loans, and MIG's commercial mortgage operations headquartered in Walnut Creek, California for an aggregate purchase price of $4 million plus the assumption of certain liabilities. The assets purchased consisted of servicing rights, fixed assets and the business relationships of MIG. MIG's asset revenues and historical earnings are insignificant to the total assets and results of operations of Harbor. The transaction was recorded as an asset purchase. MIG originated about $400 million in commercial mortgage loans in 1996. The transaction was funded by $1.3 million of senior debt and $2.6 million of subordinated debt. FirstCity provided the $2.6 million subordinated loan in connection with such transaction. The terms of the loan reflected market terms for such loans made on an arms'-length basis.

(3)   Purchased Asset Pools and Loan Receivables
      ------------------------------------------

      The purchased asset pools and loan receivables are summarized as follows:

                                              September 30,     December 31,
                                                   1997             1996
                                               -------------  -----------
   Non-performing asset pools:
        Loans................................     $306,939       $294,244
        Real estate assets...................       15,454          7,995
                                              -------------   -----------
                                                   322,393        302,239

   Performing asset pools....................       31,099         15,958
   Construction loans receivable.............       20,309          9,910
   Automobile and consumer finance receivables      51,543         33,583
   Allowance for losses......................       (6,399)        (2,693)
                                               -------------  -----------
                                                    96,552         56,758
   Purchased real estate pools...............       21,703         25,303
                                               -------------  -----------
        Total purchased asset pools and
        loan receivables.....................      440,648        384,300

   Discount required to reflect purchased asset
        pools at carrying value..............     (244,732)      (265,739)
                                               -------------  -----------

        Purchased asset pools and loan
        receivables, net ....................     $195,916       $118,561
                                               =============  ===========


      The purchased asset pools and loan receivables are pledged to secure non-recourse notes payable.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            (Dollars in thousands)


      The activity in the allowance for loan losses is summarized as follows:

                                                  Nine Months Ended
                                                   September 30,
                                          ---------------------------------
                                            1997                  1996
                                          --------------    ---------------
Balances, beginning of period                    $2,693                 $-
   Provision for loan losses                      4,231              1,000
   Discounts acquired                             9,182              4,772
   Reduction in contingent liabilities              458              1,000
   Charge off activity:
       Principal balances charged off           (12,157)            (4,130)
       Recoveries                                 1,992                635
                                          --------------    ---------------
          Net charge offs                       (10,165)            (3,495)
                                          --------------    ---------------
Balances, end of period                          $6,399             $3,277
                                          ==============    ===============

      During 1997 and 1996, a note recorded at the time of original purchase of the initial automobile finance receivables pool and contingent on the ultimate performance of the pool was adjusted to reflect a reduction in anticipated payments under that liability obligation. The reductions in this recorded liability increased the amount of allowance for losses.

(4)   Mortgage Loans Held for Sale
      ----------------------------

      Mortgage loans held for sale include loans collateralized by first lien mortgages on one-to-four family residences as follows:

                                        September 30,           December 31,
                                             1997                  1996
                                     --------------------   ------------------

     Residential mortgage loans......          $244,116             $132,050
     Unearned premiums...............             3,899                2,924
                                     --------------------   ------------------
                                               $248,015             $134,974
                                     ====================   ==================
(5)   Acquisition Partnerships
      ------------------------

      The Company has investments in partnerships and related general partners that are accounted for on the equity method. The condensed combined financial position and results of operations of the acquisition partnerships and general partners are summarized below:

                     Condensed Combined Balance Sheets

                               September 30, December 31,
                                   1997            1996
                             ---------------  -------------

Assets....................    $     176,965    $   240,733
                             ===============  =============
Liabilities...............    $     103,871    $   144,094
Net equity................           73,094         96,639
                             ---------------  -------------
                              $     176,965    $   240,733
                             ===============  =============
Company's equity in
   acquisition partnerships   $      23,428    $    21,761
                             ===============  =============

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)


                     Condensed Combined Statements of Income

                                           Three Months Ended         Nine Months Ended
                                              September 30,             September 30,
                                       ------------------------- -------------------------
                                            1997         1996         1997         1996
                                       ------------ ------------ ------------  -----------

Collections..........................   $   41,086   $   89,683   $  105,417    $ 150,907
Gross margin.........................        9,294       13,229       29,524       31,833
Interest income on performing asset pools    2,208        1,392        5,936        5,225
Net income...........................        5,679        3,765       16,694        7,046
                                       ============ ============ ============  ===========
Company's equity in net income of
   acquisition partnerships..........   $    1,798   $    2,623   $    6,111    $   4,253
                                       ============ ============ ============  ===========

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


(6)  Class "A" Certificate of FirstCity Liquidating Trust ("Trust")
     --------------------------------------------------------------

     FirstCity is the sole holder of the Class "A" Certificate of the Trust. Distributions from the Trust in respect of the Class "A" Certificate were used to retire the senior subordinated notes payable. Pursuant to a June 1997 agreement with FirstCity, the Trust's obligation to FirstCity under the Class A Certificate was terminated (other than the Trust's obligation to reimburse FirstCity for certain expenses) in exchange for the Trust's agreement to pay FirstCity an amount equal to $22.75 per share for the 1,923,481 outstanding shares of First City's special preferred shares at June 30, 1997, the 1997 second quarter dividend of $.7875 per share, and 15% interest from June 30, 1997, on any unpaid portion of the settlement amount. In the first nine months of 1997, FirstCity paid dividends of $5.1 million on special preferred stock and purchased $11.3 million liquidation preference (537,430 shares) of special preferred stock with distributions from the Trust. The Trust has distributed $42.4 million (including a $15.3 million performing loan) to FirstCity under the June 1997 agreement discussed above, reducing the receivable from the Trust to $1.7 million. In the opinion of management, sufficient funds will be available from the Trust to retire any unpaid amounts under the above mentioned agreement and the above-referenced loan.

     FirstCity also received $6.8 million (recorded as servicing fees) from the Trust in the first quarter of 1997 in exchange for the termination of the Investment Management Agreement.

(7)   Preferred Stock
      ---------------

     In June 1997, FirstCity offered to exchange one share of special preferred stock for one share of new adjusting rate preferred stock. The new preferred stock has a redemption value of $21.00 per share and cumulative quarterly cash dividends at the annual rate of $3.15 per share through September 30, 1998, adjusting to $2.10 per share through the redemption date of September 30, 2005. FirstCity may redeem the new preferred stock after September 30, 2003 for $21 per share plus accrued dividends. The new preferred stock carries no voting rights except in the event of non-payment of dividends. 1,073,704 shares of special preferred stock were accepted for exchange for a like number of shares of new preferred stock in the third quarter of 1997.

     At September 30, 1997, accrued dividends totaled $.7 million for special preferred stock and $.8 million for adjusting rate preferred stock, or $.7875 per share, and were paid on October 15, 1997.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)

(8)   Income Taxes
      ------------

     Federal income taxes are provided at a 35% rate. Net operating loss carryforwards are available to FirstCity and are recognized as an offset to the provision in the period during which the benefit is realized. During the first nine months of 1997, FirstCity recognized a deferred tax benefit of $13.9 million (compared to $14.6 million in the first nine months of 1996). Realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change.

(9)   Commitments and Contingencies
      -----------------------------

      The Company is involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations
--------------------------------------------------------------------------------

FirstCity Financial Corporation reported earnings for the third quarter and nine months ended September 30, 1997, of $16.4 million and $30.1 million, respectively. After dividends on the Company's preferred stock, earnings were $15.2 million and $25.6 million for the quarter and year-to-date, respectively. On a per share basis, the Company earned $2.33 for the third quarter and $3.93 for the nine-month period.

The results were significantly impacted by certain items related to the merger with Harbor Financial completed on July 1, 1997. Most notable was the positive impact of the recognition of $13.3 million of deferred tax benefits. This tax credit is a result of the Company's reassessment of its valuation allowance (reserve) related to FirstCity's substantial net operating loss carryforward asset. The upward revaluation reflects the Company's estimates of its ability to utilize additional tax benefits due to the increasing earnings stream from Harbor. Also during the third quarter, FirstCity booked expenses associated with the merger of $1.6 million.

In the third quarter, FirstCity completed its second performing loan sale with the current quarter's sale totaling approximately $21 million. The impact of this sale, combined with normal quarterly collections, resulted in acquisition partnership collections of $41.1 million for the quarter. The Company intends to utilize the performing-asset sale vehicle where possible in the future to maximize the net present value of the assets it owns.

On the mortgage side, the Company has opted to retain servicing which in the past Harbor had been selling to generate cash flow. The retention as opposed to sale of servicing resulted in reduced gains on sale of servicing from the prior quarter's level. However, over time, the retention of this asset should result in increased servicing fee revenues and improving gross margins.

Quarterly and year-to-date operating expense comparisons were reflective of the second quarter 1997 acquisition by Harbor of MIG Financial, a commercial mortgage operation located in California. Also contributing to the growth was the additional staffing required by Harbor to support its strong growth in originations and servicing.

Asset originations in 1997 are as follows:

                                              Third       1997 YTD
                                             Quarter
                                           ------------  ------------
                                                 ($ in millions)
Commercial Division:
   Acquisition partnerships..............     $    8.1      $   60.9
   Wholly owned portfolio................          1.3           6.8
                                           ------------  ------------
                   Total                      $    9.4      $   67.7

Consumer Division:
   Auto finance receivables..............     $   18.4      $   68.4

Mortgage Division:
   Conventional loans....................     $  886.4      $2,014.4
   Non-conforming mortgages..............         46.7          88.2
   Commercial mortgage loans.............        177.3         219.8
   Consumer loans........................         13.0          31.2
                                           ------------  ------------
                   Total                      $1,123.4      $2,353.6



At quarter-end, the Company entered into a contractual commitment to invest approximately $5 million to acquire distressed asset portfolio from a French bank. The transaction is expected to close in the fourth quarter.

At quarter-end, FirstCity and its subsidiaries' managed asset portfolios consisted of the following by business segment:

                                                     September 30, 1997
                                           -------------------------------------
                                                Amount*               # of
                                              ($ in millions)         Assets
Commercial Division:
Wholly owned:
   Performing............................               $14                 659
   Non-performing........................               424              10,648
Acquisition partnerships:
   Performing............................                78                 151
   Non-performing........................               154                 775
Serviced for others......................                45               1,520
                                           -----------------   -----------------
                   Total                               $715              13,753
                                           =================   =================

Consumer Division:
Auto finance receivables................                $78              10,877
Student loans...........................                  5               1,616
                                           -----------------   -----------------
                  Total                                 $83              12,493
                                           =================   =================

Mortgage Division:
Residential
   Conventional..........................            $3,725              43,887
   FHA/VA................................               558              11,198
   Other.................................                21                 346
Commercial...............................             1,721                 551
                                           -----------------   -----------------
                   Total                             $6,025              55,982
                                           =================   =================

   * Legal claim


Pursuant to a June 1997 agreement with FirstCity, the Trust's obligation to FirstCity under the Class A Certificate was terminated (other than the Trust's obligation to reimburse FirstCity for certain expenses) in exchange for the Trust's agreement to pay FirstCity an amount equal to $22.75 per share for the 1,923,481 shares of FirstCity's outstanding special preferred shares at June 30, 1997, the 1997 second quarter dividend of $.7875 per share, and 15% interest from June 30, 1997, on any unpaid portion of the settlement agreement. Under this agreement, FirstCity assumes the obligation for the payments of the par value and the dividends of the special preferred stock. The Trust has distributed $42.4 million (including a $15.3 million performing loan) to FirstCity under the June 1997 agreement, reducing the receivable from the Trust to $1.7 million.

Separately, the Company completed an exchange offer in the third quarter of 1997 whereby 1,073,704 shares of outstanding special preferred stock were tendered for a like number of shares of new redeemable preferred stock.

                              RESULTS OF OPERATIONS

The following table summarizes FirstCity's performance in the third quarter and first nine months of 1997 and 1996. The financial statements of FirstCity have been restated to reflect the merger with Harbor as if it occurred January 1, 1996.

----------------------------------------------------------------------------------------------
                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

----------------------------------------------------------------------------------------------

                                              Third Quarter          Nine Months Ended
                                                                       September 30,
                                         ------------------------ -----------------------
(Amounts in thousands, except per
 share data)                                  1997        1996        1997        1996
                                         ------------ ----------- ----------  -----------


Income:
Net gain on purchased asset pools......       $3,957      $4,354    $14,149      $12,970
Servicing fees.........................        5,437       8,258     21,828       18,542
Interest income on Class "A"  Certificate        330       2,236      3,504        9,664
Net mortgage warehouse income..........          701         130      1,993        2,179
Other interest income..................        2,893       2,122      9,120        5,444
Gain on sales of mortgage loans........       13,474       3,714     28,757       15,600
Rental income on purchased real estate pools      68         674        225        2,609
Other income...........................        1,375       1,699      9,014        4,457

                                         ------------ ----------- ----------  -----------
               Subtotal                       28,235      23,187     88,590       71,465
                                         ------------ ----------- ----------  -----------
Expenses:
Interest on senior subordinated notes payable      -         340          -        3,892
Interest on other notes payable........        2,727       2,956      9,195        7,720
Provision for loan losses..............        2,076       1,000      4,231        1,000
Salaries and benefits..................       11,873       5,976     32,588       20,885
Amortization...........................        2,091       1,783      6,999        5,778
Travel.................................          622         425      1,903        1,446
Occupancy..............................        3,078       2,067      8,184        5,691
Legal and accounting...................          774         496      1,733        1,798
Merger related expenses................        1,618           -      1,618            -
Other general and administrative expense       4,813       3,217     13,652        8,714

                                         ------------ ----------- ----------  -----------
               Subtotal                       29,672      18,260     80,103       56,924
                                         ------------ ----------- ----------  -----------
Equity earnings of acquisition partnerships    1,798       2,623      6,111        4,253
                                         ------------ ----------- ----------  -----------
Earnings before income taxes...........          361       7,550     14,598       18,794
                                         ------------ ----------- ----------  -----------
Provision (benefit) for income taxes...      (16,078)        759    (15,497)     (12,193)
                                         ------------ ----------- ----------  -----------
Net earnings...........................      $16,439      $6,791    $30,095      $30,987
                                         ============ =========== ==========  ===========
Minority interest in income (loss) of
subsidiary.............................         (251)          -       (182)           -
Redeemable preferred dividends.........        1,514       1,896      4,688        5,772
                                         ------------ ----------- ----------  -----------
Net earnings to common.................      $15,176      $4,895    $25,589      $25,215
                                         ============ =========== ==========  ===========
Net earnings per share.................   $     2.33   $    0.75   $ 3.93      $  3.88
                                         ============ =========== ==========  ===========
Average shares outstanding.............        6,519       6,503      6,516        6,502
                                         ============ =========== ==========  ===========
Return on average equity ..............        55.1%       25.5%      34.3%        50.9%

-----------------------------------------------------------------------------------------

   The following table analyzes the composition of FirstCity's major revenue sources:

                           ANALYSIS OF REVENUE SOURCES
------------------------------------------------------------------------------------------

                                                     Third            Nine Months Ended
                                                    Quarter             September 30,
                                             ---------------------  ----------------------
           (Dollars in thousands)               1997       1996        1997        1996
                                             ----------  ---------  ----------  ----------
RESULTS DERIVED FROM PURCHASED OR ORIGINATED
     ASSET POOLS
---------------------------------------------
 NON-PERFORMING ASSET POOLS:
   Asset portfolios purchased(1)............     $1,300      $  -       $2,237      $2,840
   $ collected..............................     13,700      10,646     43,822      38,324
   Net gain on collections..................     3,957       4,354      14,149      12,970
   Profit margin on purchased asset pools...     28.88%      40.90%     32.29%      33.84%
 PERFORMING ASSET POOLS:
   Asset portfolios purchased(1)............     $   -       $  -       $4,520     $25,525
   Loans originated.........................     18,377      5,540      68,447       5,540
   Interest income..........................      2,181      1,766       7,958       4,242
 GAINS ON SALES OF MORTGAGE LOANS:
   Mortgage loan production................. $1,123,408   $489,751  $2,353,565  $1,453,969
   Gain on sales of mortgage loans..........     13,474      3,714      28,757      15,600
   Gain percentage.........................      1.20%       0.76%      1.22%       1.07%

             SERVICE FEE REVENUES
---------------------------------------------

MORTGAGE SERVICING
   Average servicing portfolio:
      Residential........................... $3,693,000  $3,224,000 $3,623,000  $2,572,000
      Commerical............................  1,726,000           -  1,760,000           -
      Subserviced...........................    625,000     812,00     761,000     793,000
                                                 --------  ---------  ----------  ----------
      Total servicing portfolio.............      6,044       4,036      6,144       3,365
   Service fee revenue .....................      3,842       3,396     10,711       8,307
   Annualized service fee rate..............      0.25%       0.34%      0.23%       0.33%


ACQUISITION PARTNERSHIPS
   $ collected..............................   $32,664     $89,683    $89,780    $150,907
   Service fee revenue .....................     1,211       3,268      3,594       5,563
   Average service fee %....................     3.71%       3.64%      4.00%       3.69%

TRUST
   $ collected:
      FDIC receivable.......................        $-      $    -          $-     $17,698
      Other trust assets....................         -      41,583           -     103,901
   Service fee revenue(2)...................         -       1,260           -       3,520
   Average service fee %....................         -       3.03%           -       2.89%

OTHER AFFILIATED ENTITIES
   Service fee revenue......................     $ 384       $334       $ 723      $1,152

              EQUITY EARNINGS IN
          ACQUISITION PARTNERSHIPS
---------------------------------------------
Asset portfolios purchased..................  $  8,141    $ 9,557    $ 60,871    $ 85,745
Average FirstCity investment................    22,550     26,947      24,650      24,414
Equity earnings in investments..............     1,798      2,623       6,111       4,253
------------------------------------------------------------------------------------------

(1)Asset portfolios purchased exclude FirstCity's acquisition of the remaining 50% of an acquisition partnership in the first quarter of 1997.

(2)Excludes $6,800 received as a result of terminating Investment Management Agreement in the first quarter of 1997.

                                       15

The following table analyzes operations of FirstCity's acquisition partnerships:

                      ANALYSIS OF ACQUISITION PARTNERSHIPS
----------------------------------------------------------------------------------------

                                              Third               Nine Months Ended
                                             Quarter                September 30,
                                    ------------------------- --------------------------
      (Dollars in thousands)            1997         1996         1997          1996
                                    ------------ ------------ ------------  ------------

GAINS ON DISPOSITION OF ASSET POOLS
-----------------------------------

   Gross collections                    $41,086      $89,683     $105,417      $150,907
   Cost of collections                   31,792       76,454       75,893       119,074
                                    ------------ ------------ ------------  ------------
   Total gain on disposition of
   asset pools                           $9,294      $13,229      $29,524       $31,833
                                    ============ ============ ============  ============
   Variance from previous year due to:
     Collection levels                  $(7,169)     $12,195      $(9,596)       $3,024
     Gross profit margins                 7,057       (5,696)      10,431        (7,794)
     Mix                                 (3,823)      (5,623)      (3,144)         (633)
                                    ------------ ------------ ------------  ------------
   Total variance from previous year    $(3,935)        $876      $(2,309)      $(5,403)
                                    ============ ============ ============  ============

INTEREST INCOME
---------------

   Performing asset pools                $2,208       $1,392       $5,936        $5,225
   Other                                    315          287          501           383

COST OF BORROWING
-----------------

   Interest expense                      $2,287       $5,215       $8,445       $18,169
   Average borrowings                    98,981      192,305      123,405       204,750
   Average rate                            9.2%        10.9%         9.1%         11.8%

OTHER EXPENSES
--------------

   Service fee expense                   $1,511       $3,037       $4,178        $5,458
   Legal                                    668          557        1,891         1,674
   Property protection                    1,056        1,730        3,322         4,458
   Other                                    616          604        1,431           636
                                    ------------ ------------ ------------  ------------
   Total other expenses                  $3,851       $5,928      $10,822       $12,226
                                    ============ ============ ============  ============
NET INCOME                               $5,679       $3,765      $16,694        $7,046
----------
                                    ============ ============ ============  ============

----------------------------------------------------------------------------------------

                THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

Net earnings for the third quarter of 1997 were $16.4 million (including a $13.3 million deferred tax benefit) compared to $6.8 million in the third quarter of 1996. Net earnings to common shareholders in 1997 were $15.2 million compared to $4.9 million in 1996. On a per share basis, earnings attributable to common equity were $2.33 per share for 1997 ($0.29 excluding the deferred tax benefit) compared to $0.75 per share for 1996.

                                               NET GAIN ON PURCHASED ASSET POOLS
The net gain on purchased asset pools decreased 9.1% to $4.0 million in 1997 from $4.4 million in 1996. The average investment in purchased asset pools in 1997 was $112 million as compared to $104.5 million in 1996. The profit margin on collections in 1997 was only 29% as compared to 41% in 1996.

                                                                  SERVICING FEES
Servicing fee income reported during the quarter was $5.4 million (no fees from liquidation of Trust assets were included because of termination of the Investment Management Agreement) compared to $8.3 million in 1996. Servicing fees in 1996 included $2.0 million related to a $75 million securitization of acquisition partnership loans and $1.3 million in fees related to Trust assets.

                                                     INTEREST INCOME AND EXPENSE
Interest income on the Trust Class A Certificate represents reimbursement to FirstCity (by the Trust) of interest expense on the senior subordinated notes (none in 1997 because the notes were redeemed by July, 1996), accrual of dividends on special preferred stock through June 30, 1997, and interest paid under a June 1997 agreement to retire the A Certificate. Other interest income, principally from performing loans, rose 36% to $2.9 million in 1997 due to loans at NAF. Interest expense on other notes payable declined due to lower interest rates on debt associated with the purchase of asset pools, equity interest in acquisition partnerships and operating subsidiaries.

                                                 GAIN ON SALES OF MORTGAGE LOANS
The gain on sales of mortgage loans increased 263% from $3.7 million in 1996 to $13.5 million in 1997 due to greater volumes of loans sold and a higher percentage gain on production during the quarter.

                                                        OTHER INCOME AND EXPENSE
Rental income on purchased real estate pools declined $.6 million from the third quarter of 1996 because of the liquidation of the majority of income producing real estate assets in late 1996. On this and other real estate purchases, the net operating income derived from such assets is recognized as other income, while gains on sales are recognized upon disposition of the asset. FirstCity augmented the allowance for loan losses associated with the NAF portfolio by recording a $2.1 million provision in 1997.

                                              GENERAL AND ADMINISTRATIVE EXPENSE
Salaries and benefits, amortization and other general and administrative expenses increased $10.9 million, reflecting higher personnel costs and property expenses associated with the expansion of the mortgage business at Harbor (through its acquisition of Hamilton Mortgage in 1996 and MIG Financial in 1997) and $1.6 million of merger related expenses.

                                  EQUITY IN EARNINGS OF ACQUISITION PARTNERSHIPS
Equity in earnings of acquisition partnerships in 1997 decreased $.8 million from 1996. Collections in the acquisition partnerships were down $49 million, reflecting a large securitization of loans in 1996, and caused a decrease in gross profit of $7.2 million. Higher gross profit margins increased earnings by $7.1 million. Lower interest expense ($2.9 million) was offset by a lower overall profits interest in the partnerships of FirstCity in 1997 as compared to 1996, resulting in lower equity earnings to FirstCity.

                                                                    INCOME TAXES
Federal income taxes are provided at a 35% rate applied to taxable income. The Company believes NOLs are available to it after July 3, 1995, and are recognized as an offset to the provision in the period during which the benefit is realized. A deferred tax benefit of $13.3 million was recorded in the third quarter of 1997. Additionally, pre- merger income tax liabilities of Harbor of $2.9 million were reversed. Realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carry forward period change.

            FIRST NINE MONTHS 1997 COMPARED TO FIRST NINE MONTHS 1996

Net earnings for the first nine months of 1997 were $30.1 million (including a $13.9 million deferred tax benefit and $6.8 million related to the termination of the Investment Management Agreement) compared to $31.0 million, including a $14.6 million deferred tax benefit, in the first nine months of 1996. Net earnings to common shareholders in 1997 were $25.6 million, compared to $25.2 million in 1996. On a per share basis, earnings attributable to common equity were $3.93 ($1.79 excluding the deferred tax benefit) for 1997 compared to $3.88 per share ($1.63 excluding the deferred tax benefit) for 1996.

                                               NET GAIN ON PURCHASED ASSET POOLS
The net gain on purchased asset pools increased 9.1% to $14.1 million in 1997 from $13.0 million in 1996. The average investment in purchased asset pools in 1997 of $96.4 million was below the average investment levels for such period in 1996 of $97.7 million. The profit margin on collections in 1997 was 32% as compared to 34% in 1996.

                                                                  SERVICING FEES
Servicing fee income reported during the first nine months of $21.8 million included the receipt of a $6.8 million cash payment related to the termination of the Investment Management Agreement between the Company and the Trust, under which the Company serviced Trust assets. The $6.8 million represents servicing fees projected to have been earned by FirstCity upon liquidation of Trust assets, principally in 1997. On a comparative basis, servicing fees from the Trust in the 1996 period were $3.5 million. Excluding fees related to Trust assets, servicing fees were flat, year to year.

                                                     INTEREST INCOME AND EXPENSE
Interest income on the Trust Class A Certificate represents reimbursement to FirstCity (by the Trust) of interest expense on the senior subordinated notes (none in 1997 because the notes were redeemed by July, 1996), accrual of dividends of $3.2 million on special preferred stock through June 30, 1997, and interest paid under a June 1997 agreement to retire the A Certificate. Other interest income, principally from performing loans, rose 68% to $9.1 million in 1997 due to loans at NAF, which was acquired in the second quarter of 1996. Interest expense on other notes payable rose in relation to higher combined volumes of debt associated with the purchase of asset pools, equity interest in acquisition partnerships and operating subsidiaries.

                                                 GAIN ON SALES OF MORTGAGE LOANS
The gain on sales of mortgage loans increased 84% from $15.6 million in 1996 to $28.8 million in 1997 due to greater volumes of loans sold and a higher percentage gain on production during the year.

                                                        OTHER INCOME AND EXPENSE
Rental income on purchased real estate pools declined $2.4 million from the first nine months of 1996 because of the liquidation of the majority of income producing real estate assets in late 1996. Other income increased $4.6 million over 1996 primarily due to a $2.7 million increase in the gain on sale of servicing rights in Harbor Financial Group. FirstCity augmented the allowance for loan losses associated with the NAF portfolio by recording a $4.2 million provision in 1997.
                                              GENERAL AND ADMINISTRATIVE EXPENSE
Salaries and benefits, amortization and other general and administrative expenses increased $22.4 million, reflecting higher personnel costs and property expenses associated with the expansion of the mortgage business at Harbor (through its acquisition of Hamilton Mortgage and MIG Financial), the creation of the automobile finance operations at NAF and $1.6 million of merger related expenses.

                                  EQUITY IN EARNINGS OF ACQUISITION PARTNERSHIPS
Equity in earnings of acquisition partnerships in 1997 increased $1.9 million from 1996, partially as a result of the securitizations and refinancing in the latter part of 1996. Collections in the acquisition partnerships decreased $45 million, primarily because of a large securitization in 1996, and caused a decrease in gross profit of $9.6 million. Higher gross profit margins increased earnings by $10.4 million. Coupled with lower interest expense ($9.7 million), the earnings to FirstCity in 1997 increased as compared to 1996.
                                                                    INCOME TAXES
Federal income taxes are provided at a 35% rate applied to taxable income. The Company believes NOLs are available to it after July 3, 1995, and are recognized as an offset to the provision in the period during which the benefit is realized. A deferred tax benefit of $13.9 million was recorded in the first nine months of 1997 as compared to $14.6 million in 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

The following table analyzes the components of portfolio and corporate debt, capital positions at the Company and in the acquisition partnerships and associated leverage ratios of FirstCity and the acquisition partnerships:

                                ANALYSIS OF COMBINED DEBT AND EQUITY
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
                                                       Three Months Ended       Nine Months Ended
                                                         September 30,            September 30,
                                                    ------------------------  ----------------------
              (Dollars in thousands)                   1997         1996         1997        1996
                                                    -----------  -----------  ----------  ----------
AVERAGE DEBT OUTSTANDING:
------------------------

  Borrowings by acquisition partnerships,
        non-recourse                                  $  98,981    $ 192,305    $123,405    $204,750
  Borrowings secured by purchased asset pools,
        non-recourse                                     96,619       51,511      71,043      61,860
  Borrowings secured by mortgage operations,
        non-recourse                                    357,673      167,710     294,564     160,810
  Borrowings secured by automobile receivables,
       non-recourse                                      15,255       25,868      32,973      12,840
  Other secured corporate borrowings, with recourse       8,173       31,602      20,545      25,652
                                                    -----------  -----------  ----------  ----------
  Total average debt outstanding                      $ 576,701    $ 468,996    $542,530    $465,912

COMBINED EQUITY AT QUARTER END:
------------------------------

  FirstCity Financial Corporation                     $ 110,600    $  79,524    $110,600    $ 79,524
  Minority interest in acquisition partnerships          49,666       23,465      49,666      23,465
                                                    -----------  -----------  ----------  ----------
  Total equity                                        $ 160,266    $ 102,989    $160,266    $102,989

LEVERAGE RATIOS:
---------------

  Average debt (excluding senior subordinated debt)
   to combined equity
                                                         3.6:1         4.6:1       3.4:1       4.5:1

AVERAGE COST OF FUNDS:
---------------------

  Borrowings by acquisition partnerships,
       non-recourse                                       9.2%        10.9%        9.1%       11.8%
  Borrowings secured by purchased asset pools,
       non-recourse                                       7.7         10.5         8.6         9.9
  Borrowings secured by mortgage operations,
       non-recourse                                       6.0          5.2         5.9         5.5
  Borrowings secured by automobile receivables,
       non-recourse                                       8.9          8.6         8.8         8.5
  Other secured corporate borrowings, with recourse       8.6         10.6         9.7        10.2
----------------------------------------------------------------------------------------------------

  Note - The above table excludes senior subordinated debt in the 1996 period.

Generally, the liquidity needs of FirstCity are for operations, payment of debt, retirement of the preferred stock, equity for acquisitions of purchased asset pools, investments in and advances to acquisition partnerships and other investments by the Company. The sources of liquidity are funds generated from operations, equity distributions from acquisition partnerships and short term borrowings from revolving lines of credit and other specific purpose short term borrowings.

FirstCity contributed equity to acquisition partnerships totaling $12.4 million to facilitate the purchase of $60.9 million in portfolios of assets in the first nine months of 1997 and also acquired $6.8 million in purchased asset pools. In 1997, FirstCity borrowed $18.4 million and repaid $37.8 million under a credit facility provided by Cargill, decreasing the balance under that facility to zero at quarter end. Such facility matures on December 31, 1997, and is secured by substantially all of the unencumbered equity interest in subsidiaries and acquisition partnerships and certain other assets of the Company.

In 1997, NAF borrowed $43.7 million under a $50 million Warehouse Credit Agreement with ContiTrade Services L.L.C. to purchase and originate auto loans and repaid $48.7 million with the securitizations proceeds and equity infusions from FirstCity. Increases in loan originations may require additional equity infusions into NAF to comply with the borrowing base terms of the Warehouse Credit Agreement.

Currently, Harbor Financial Group has a credit facility of $330 million with a group of banks lead by Texas Commerce Bank, Houston. The facility, currently maturing in March of 1998, is used to finance Harbor's mortgage warehouse operations as well as other activities. Harbor is currently discussing with the banks the renewal and expansion of this facility to fund the anticipated growth in mortgage operations.

In the first nine months of 1997, FirstCity paid dividends on its special preferred stock of $5.1 million. The Company also purchased approximately $11.3 million (liquidation preference) of special preferred stock with the proceeds of distributions from the Trust on the Class A Certificate. The Trust has distributed $42.4 million (including a $15.3 million performing loan) to FirstCity under the June 1997 agreement with the Trust to retire the Trust Class A Certificate, reducing the receivable from the Trust to $1.7 million.

In the future, FirstCity anticipates being able to raise capital through public debt or equity offerings, thus enhancing the investment and growth opportunities of the Company. The Company believes that these and other sources of liquidity, including refinancing the Cargill credit facility to the extent necessary, securitizations, and funding from senior lenders providing funding for acquisition partnership formation and direct portfolio and business acquisitions, should prove adequate to continue to fund the Company's contemplated investment activities. At September 30, 1997, total common equity was $110.6 million and is considered by management adequate to support the current capital requirements and planned growth of the Company.


                           PART II - OTHER INFORMATION

Item 6.1 Exhibits and Reports on Form 8-K

          (a)Exhibits

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

        (b) Reports on Form 8-K.

           Form 8-K dated July 1, 1997.
           ----------------------------
           Items reported: Item 2 (Acquisition or Disposition of Assets).
           ------------------------------------------------------------
           Financial statements filed:
           --------------------------
           (a) Financial statements of businesses acquired.
               (i)Financial statements of Harbor Financial Group, Inc. and
                  Subsidiaries

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRSTCITY FINANCIAL CORPORATION

                                   By      /s/ Matt A. Landry
                                           -------------------------------------
                                   Name:   Matt A. Landry
                                   Title:  Executive Vice President, Managing
                                           Director and Senior Financial Officer
                                           (Duly authorized officer and
                                           principal financial officer of
                                           the Registrant)

                                   By      /s/ Gary H. Miller
                                           -------------------------------------
                                   Name:   Gary H. Miller
                                   Title:  Senior Vice President and Chief
                                           Financial Officer
                                           (Duly authorized officer and chief
                                           accounting officer of the Registrant)


Dated:  November 14 , 1997

                                 EXHIBIT INDEX



Exhibit No.             Description
----------              -----------




27.1                    Financial Data Schedule.