Form 10-Q/A
period 1997-09-30
FIRSTCITY FINANCIAL CORP
filed 1997-11-26
CIK 828678

FORM 10-Q/A


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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              -----------------------------
                  (DOLLARS IN THOUSANDS)                              1997            1996
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET EARNINGS..........................................           $30,095         $30,987
    ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
     USED IN OPERATING ACTIVITIES, NET OF
     EFFECT OF ACQUISITIONS:
       COST OF COLLECTIONS................................            29,673           25,354
       PURCHASE AND ORIGINATION OF ASSET POOLS AND LOANS..           (89,498)         (39,786)
       PURCHASE GAIN ON SALES OF SERVICING RIGHTS, NET....            (4,529)          (1,799)
       INCREASE IN MORTGAGE LOANS HELD FOR SALE...........          (113,041)         (11,867)
       INCREASE IN CONSTRUCTION LOANS RECEIVABLE..........           (10,400)          (8,813)
       ORIGINATED MORTGAGE SERVICING RIGHTS...............           (27,044)         (15,260)
       PURCHASES OF MORTGAGE SERVICING RIGHTS.............            (4,813)         (12,404)
       PROCEEDS FROM SALES OF MORTGAGE SERVICING RIGHTS...            14,807           7,659
       PROVISION FOR LOAN LOSSES..........................             4,231            1,000
       EQUITY IN EARNINGS OF ACQUISITION PARTNERSHIPS.....            (6,111)          (4,253)
       COLLECTIONS ON PERFORMING ASSET POOLS..............            55,118            6,804
       INCREASE IN NET DEFERRED TAX ASSET.................           (16,073)         (12,578)
       DEPRECIATION AND AMORTIZATION......................             8,740            6,754
       INCREASE IN OTHER ASSETS...........................           (33,426)         (17,615)
       INCREASE IN OTHER LIABILITIES......................            25,834            6,840
                                                               --------------   --------------
                NET CASH USED IN OPERATING ACTIVITIES......         (136,437)         (38,977)
                                                               --------------   --------------


CASH FLOWS FROM INVESTING ACTIVITIES, NET OF EFFECT OF ACQUISITIONS:
    ADVANCES TO ACQUISITION PARTNERSHIPS AND AFFILIATES...                -          (235)
    PAYMENTS ON ADVANCES TO ACQUISITION PARTNERSHIPS AND AFFILIATES   1,029           709
    ACQUISITION OF SUBSIDIARIES...........................            1,118          (302)
    PROCEEDS FROM SALES OF LOANS HELD FOR INVESTMENT......              307           112
    PAYMENTS RECEIVED ON LOANS HELD FOR INVESTMENT........              102            30
    REPURCHASES OF LOANS FROM INVESTORS...................           (1,912)       (1,196)
    PRINCIPAL AND SPECIAL PREFERRED PAYMENTS ON CLASS "A"
        CERTIFICATE.......................................           41,361       105,690
    PROPERTY AND EQUIPMENT, NET...........................           (2,061)       (1,927)
    CONTRIBUTIONS TO ACQUISITION PARTNERSHIPS.............          (12,392)      (17,524)
    DISTRIBUTIONS FROM ACQUISITION PARTNERSHIPS...........            9,840        14,953
                                                               --------------   ------------
       NET CASH PROVIDED BY INVESTING ACTIVITIES..........           37,392       100,310
                                                               --------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES, NET OF EFFECT OF
    ACQUISITIONS:
      BORROWINGS UNDER NOTES PAYABLE......................        6,249,336    3,344,675
      PAYMENTS OF NOTES PAYABLE ..........................       (6,114,844)   (3,295,008)
      PAYMENT OF SENIOR SUBORDINATED NOTES PAYABLE .......                -      (105,690)
      PURCHASE OF SPECIAL PREFERRED STOCK.................          (12,567)            -
      PROCEEDS FROM ISSUING COMMON STOCK..................              154            53
      DISTRIBUTIONS TO MINORITY INTEREST..................           (5,609)            -
      DIVIDENDS PAID......................................           (5,112)            -
                                                              --------------   ------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          111,358        (55,970)
                                                              --------------   ------------


NET INCREASE IN CASH......................................         $12,313         $5,363
CASH, BEGINNING OF PERIOD.................................          16,995         13,322
                                                              --------------   ------------
CASH, END OF PERIOD.......................................         $29,308        $18,685
                                                              ==============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    CASH PAID DURING THE PERIOD FOR:
      INTEREST............................................         $20,982        $17,242
                                                              ==============   ============
      INCOME TAXES........................................            $480           $138
                                                              ==============   ============
NON-CASH INVESTING ACTIVITIES:
    PAYMENT ON CLASS "A" CERTIFICATE IN FORM OF
    PERFORMING LOAN ......................................         $15,340             $-
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



Dated:  November 26, 1997

                                 EXHIBIT INDEX



Exhibit No.             Description
----------              -----------




27.1                    Financial Data Schedule.