Form 10-K
period 1997-12-31
FIRSTCITY FINANCIAL CORP
filed 1998-03-26
CIK 828678

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K
(MARK ONE)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

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

                                 (254) 751-1750
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS
                                ----------------

                          Common Stock, par value $.01
                    Special Preferred Stock, par value $.01
                 Adjusting Rate Preferred Stock, par value $.01

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The number of shares of common stock outstanding at March 24, 1998 was 6,570,081. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of the common stock on the NASDAQ National Market System, was approximately $91,674,437.

                      DOCUMENTS INCORPORATED BY REFERENCE

                          PART OF                             FORM 10-K
                          -------                             ---------
Notice of Annual Meeting and Proxy Statement for the 1998
  Annual Meeting of Shareholders............................     III

================================================================================

                        FIRSTCITY FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
Item 1.    Business....................................................    2
Item 2.    Properties..................................................   32
Item 3.    Legal Proceedings...........................................   32
Item 4.    Submission of Matters to a Vote of Security Holders.........   33
PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   33
Item 6.    Selected Financial Data.....................................   33
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   34
Item 8.    Financial Statements and Supplementary Data.................   66
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  101
PART III
Item 10.   Directors and Executive Officers of the Registrant..........  101
Item 11.   Executive Compensation......................................  101
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................  101
Item 13.   Certain Relationships and Related Transactions..............  101
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................  102

FORWARD LOOKING INFORMATION

     This Annual Report on Form 10-K may contain forward-looking statements. The factors identified under "Risk Factors" are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

     When any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "project," "anticipate" and similar expressions identify forward-looking statements.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     The Company is a diversified financial services company headquartered in Waco, Texas with over 90 offices throughout the United States and a presence in France and Mexico. The Company began operating in 1986 as a specialty financial services company focused on acquiring and resolving distressed loans and other assets purchased at a discount relative to the aggregate unpaid principal balance of the loans or the appraised value of the other assets ("Face Value"). To date the Company has acquired, for its own account and through various affiliated partnerships, pools of assets of single assets (collectively referred to as "Portfolio Assets" or "Portfolios") with a Face Value of approximately $3.0 billion. In 1996, the Company adopted a growth strategy to diversify and expand its financial services business. To implement its growth strategy, the Company has acquired or established several businesses in the financial services industry, building upon its core strength and expertise as one of the earliest participants in the business of acquiring and resolving distressed financial assets and other assets. The Company's servicing expertise, which it has developed largely through the resolution of distressed assets, is a cornerstone of its growth strategy. Today the Company is engaged in three principal businesses: (i) residential and commercial mortgage banking; (ii) Portfolio Asset acquisition and resolution; and (iii) consumer lending.

     The following chart depicts the business conducted by the Company and the principal entities through which such businesses are conducted.

                             [Organizational Chart]

     The Company is consolidating all of its servicing capabilities into a single subsidiary, FirstCity Servicing Corporation ("Servicing Corp."). This process is designed to combine all servicing activities under a single management group in an effort to achieve further operating efficiencies, enhance the quality of asset servicing and coordinate and improve the technology support for all of the Company's businesses. When this consolidation is complete, Servicing Corp. will have responsibility for the management of all of the Company's activities related to servicing mortgage loans, Home Equity Loans, Portfolio Assets and automobile and other consumer loans.

BUSINESS STRATEGY

     The Company's business strategy is to continue to broaden and expand its business within the financial services industry while building on its core servicing strengths and credit expertise. The following principles are key elements to the execution of the Company's business strategy:

     - Expand the financial products and services offered by existing businesses.

     - Broaden its sources of revenue and operating earnings by developing or acquiring additional businesses that leverage its core strengths and management expertise.

     - Cross-sell between the Company's businesses.

     - Invest in fragmented or underdeveloped markets in which the Company has the investment and servicing expertise to achieve attractive risk adjusted rates of return.

     - Pursue new business opportunities through joint ventures, thereby capitalizing on the expertise of partners whose skills complement those of the Company.

     - Maximize growth in earnings, thereby permitting the utilization of the Company's net operating loss carryforwards ("NOLs").

BACKGROUND

     The Company began operating in the financial service business in 1986 as a purchaser of distressed assets from the Federal Deposit Insurance Corporation ("FDIC"). From its original office in Waco, Texas, with a staff of four professionals, the Company's asset acquisition and resolution business grew to become a significant participant in an industry fueled by the problems experienced by banks and thrifts throughout the United States. In the late 1980s, the Company also began acquiring assets from healthy financial institutions interested in eliminating nonperforming assets from their portfolios. The Company began its relationship with Cargill Financial Services Corporation ("Cargill Financial") in 1991. Since that time, the Company and Cargill Financial have formed a series of Acquisition Partnerships through which they have jointly acquired over $2.2 billion in Face Value of distressed assets. By the end of 1994, the Company had grown to nine offices with over 180 professionals and had acquired portfolios with assets in virtually every state.

     In July 1995, the Company acquired by merger (the "Merger") First City Bancorporation of Texas, Inc. ("FCBOT"), a former bank holding company that had been engaged in a proceeding under Chapter 11 of the Bankruptcy Code since November 1992. As a result of the Merger, the Common Stock of the Company became publicly held and the Company received $20 million of additional equity capital and entered into an incentive-based servicing agreement to manage approximately $300 million in assets for the benefit of the former equity holders of FCBOT. In addition, as a result of the Merger, the Company retained FCBOT's rights to approximately $596 million in NOLs, which the Company believes it can use to offset taxable income generated by the Company and its consolidated subsidiaries.

     Following the Merger, the Company adopted a growth and diversification strategy designed to capitalize on its servicing and credit expertise to expand into additional financial service businesses with management partners that have distinguished themselves among competitors. To that end, in July 1997 the Company acquired Harbor Financial Group, Inc., a company engaged in the residential and commercial mortgage banking business since 1983. The Company has also expanded into related niche financial services markets, such as consumer finance and mortgage conduit banking.

MORTGAGE BANKING

  General

     The Company engages in the mortgage banking business through two principal subsidiaries, FirstCity Financial Mortgage Corporation ("Mortgage Corp.") and FC Capital Corporation ("Capital Corp."). Mortgage Corp. is a direct retail and broker retail mortgage bank, which originates, purchases, sells and services residential and commercial mortgage loans through more than 80 offices throughout the United States. The Company acquired Mortgage Corp. (then named Harbor Financial Group, Inc.) by merger in July 1997 (the "Harbor Merger"). Mortgage Corp.'s senior management team has extensive experience with all aspects of the residential, construction and commercial mortgage banking business, including the direct retail, broker retail, secondary marketing, servicing, financial and operating expertise necessary to manage a growing business. This management team formed Mortgage Corp. as a subsidiary of a savings and loan association in 1983, completed a management led buy-out of the ownership of Mortgage Corp. in 1987 and continued to expand through acquisitions and internal growth. Many of Mortgage Corp.'s acquisitions represented opportunistic situations whereby it was able to acquire origination capability or servicing portfolios from the FDIC, the Resolution Trust Corporation ("RTC") or other sellers of distressed assets. Mortgage Corp. conducts its residential and commercial mortgage banking and servicing business through its subsidiaries Harbor Financial Mortgage Corporation ("Harbor") and New America Financial, Inc. ("New America"). Mortgage Corp. ranks among the 50 largest mortgage banks in the United States.

     Capital Corp. was formed in 1997 to acquire, originate, warehouse, securitize and service residential mortgage loans to borrowers who have significant equity in their homes and who generally do not satisfy the more rigid underwriting standards of the traditional residential mortgage lending market (referred to herein as "Home Equity Loans"). These loans are extended to borrowers who demonstrate an ability and willingness to repay credit, but who might have experienced an adverse event, such as job loss, illness or divorce, or have had past credit problems such as delinquency, bankruptcy, repossession or charge-offs. Such an event normally will temporarily impair a borrower's credit rating such that the borrower will not qualify as a prime borrower from a traditional mortgage lender that concentrates on prime credit quality conventional conforming loans.

     The Company owns 80% of the outstanding stock of Capital Corp. and Capital Corp.'s senior management owns the remaining 20%. This ownership structure aligns the interests of the key management team of Capital Corp. with those of the Company. The Company became acquainted with Capital Corp.'s management team during their tenure as senior management for a Wall Street firm's mortgage conduit and structured finance division. This team has demonstrated to the Company a disciplined approach to growing a business where the emphasis is on credit quality and sound operating standards. The Company and the management shareholders of Capital Corp. entered into a shareholders' agreement in connection with the formation of Capital Corp. in August 1997. Commencing on the fifth anniversary of such agreement, the Company and the management shareholders have put and call options with respect to the stock of Capital Corp. held by the other party at a mutually agreed upon fair market value.

  Residential Mortgage Banking

     Products and Services

     Mortgage Corp. originates and purchases both fixed rate and adjustable rate mortgage loans, primarily secured by first liens on single family residences. The majority of the residential loans originated by Mortgage Corp. are conventional conforming loans that qualify for sale to, or conversion into securities issued by, Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"). Additionally, Mortgage Corp. originates loans insured by the Federal Housing Administration ("FHA") and the Farmers Home Administration ("FMHA") and loans guaranteed by the Veterans Administration ("VA"). These loans qualify for inclusion in guarantee programs sponsored by the Government National Mortgage Association ("GNMA"). Substantially all the conventional conforming loans are originated with loan-to-value ratios at or below 80% unless the borrower obtains private mortgage insurance. The Company also originates a number of other mortgage loan products to respond to a variety of customer needs. These products include:

     - First lien residential mortgage loans that meet the specific underwriting standards of private investors, issuers of mortgage backed securities, and other conduits seeking to purchase loans originated by Mortgage Corp. These loans do not meet the established standards of FNMA or FHLMC and are generally referred to as non-conforming mortgage loans. The loans may be non-conforming because, among other reasons, they exceed the dollar limitations established by FNMA or FHLMC, are originated with an original loan-to-value ratio in excess of 80%, or are made to a borrower who is self-employed.

     - First and second lien residential mortgage Home Equity Loans to borrowers who have some level of impaired credit.

     - First and second lien residential home improvement loans.

     Mortgage Corp. offers its customers a range of choices with respect to repayment plans and interest rates on the loans that it originates. Most loans originated by Mortgage Corp. have either 15 or 30 year terms and accrue interest at fixed or variable rates. Quoted interest rates are a function of the current interest rate environment and generally may be reduced at the option of the customer by paying additional discount points at the time the loan is originated. The adjustable rate mortgage ("ARM") products offered by Mortgage Corp. reflect the current offerings of its agency or private investors. A basic ARM loan could have an interest rate that adjusts on an annual basis throughout its term with limits on the amount of the annual and aggregate lifetime adjustments. A more complicated ARM loan could have a fixed rate of interest for a stipulated period of time (for example, five years) with the annual adjustment rate option commencing on an annual basis after the expiration of the initial fixed term. Mortgage Corp. continuously monitors and adjusts its product offerings and pricing so that it is able to sell the loans that it originates in the secondary markets. To that end, price quotes and product descriptions are distributed throughout its origination network on a daily basis.

     In 1996, Mortgage Corp. implemented a program to supplement its conventional conforming loans by offering Home Equity Loans. Mortgage Corp.'s customers use the proceeds of Home Equity Loans to finance home purchases and improvements, debt consolidation, education and other consumer needs. Approximately 74% of the Home Equity Loans originated by Mortgage Corp. in 1997 were secured by first mortgages. In addition to originating Home Equity Loans, as a result of the formation of Capital Corp. in the third quarter of 1997, the Company also operates a mortgage conduit business, which acquires Home Equity Loans individually and in bulk from several independent loan origination sources.

     The Home Equity Loans originated and acquired by Mortgage Corp. and Capital Corp. are similar in nature. Home Equity Loans have repayment options and interest rate options that are similar to the options available for conventional conforming loans. The primary difference between Home Equity Loans and conventional conforming loans is the underwriting guidelines that govern the two types of loans. Various underwriting criteria are evaluated to establish guidelines as to the amount and type of credit for which the prospective borrower is eligible. These factors also determine the interest rate and repayment terms to be offered to the borrower. Interest rates on Home Equity Loans are generally in excess of rates of interest charged on agency or conforming residential loans. The underwriting guidelines and interest rates charged for Home Equity Loans are revised as necessary to address market conditions, the interest rate environment, general economic conditions and other factors. See "-- Underwriting."

     Through various other subsidiaries and affiliates, Mortgage Corp. conducts business in a number of areas related to its principal mortgage business. Harbor Financial Property Management, Inc. manages residential properties throughout the United States for institutional investors. Dungey and Associates, Inc. is a property appraisal and inspection company that provides services to Mortgage Corp. and third parties in the Texas market. Hamilton, Carter, Smith & Co. is a financial advisory firm that provides services to the mortgage industry in the areas of portfolio/corporate evaluations, risk management and hedging advisory services, marketing of loan servicing portfolios, and mergers and acquisitions advisory services. Under management contracts, an affiliate of Mortgage Corp. provides management and administrative services to Harbor Financial Insurance Agency, which offers complete lines of personal, commercial and property insurance products, and to JMC Title, Inc., which provides outside services for title escrow and insurance services. None of these businesses contributes a significant portion of the Company's earnings.

  Loan Origination

     General. Mortgage Corp. originates and acquires mortgage loans through a direct retail group ("Direct Retail") that operates principally within Harbor, and a broker retail group ("Broker Retail") whose activities are conducted through New America. Mortgage Corp. believes that the Direct Retail and Broker Retail origination channels offer distinct advantages and seeks to expand the operations of both channels. A customer of the Direct Retail business works with an employee of Mortgage Corp. throughout the entire loan origination process. Direct Retail loan origination offers the advantage of greater fee retention to compensate for higher fixed operating costs. It also facilitates the formation of direct relationships with customers, which tends to create a more sustainable loan origination franchise and results in increased control over the lending process and the refinance activity that is becoming more prevalent in the mortgage industry. As of December 31, 1997, Direct Retail employed 125 loan officers, who were supported by 65 loan processing staff and 10 loan underwriting staff, all of whom are employees of Mortgage Corp. The Direct Retail group operates through 37 branches located in 11 states.

     In the Broker Retail business, customers conduct a substantial portion of their business with an independent broker who will present a relatively complete loan application to the Broker Retail account executives for consideration. Broker Retail mortgage loan origination is cost effective because it does not involve fixed overhead costs for items such as offices, furniture, computer equipment and telephones, or additional personnel costs, such as loan officers and loan processors. By limiting the number of offices and personnel needed to generate production, Mortgage Corp.'s Broker Retail business transfers the overhead burden of mortgage origination to the independent mortgage loan brokers. As a result, through its Broker Retail network Mortgage Corp. is able to match its loan origination costs more closely with loan origination volume so that a substantial portion of its loan origination costs are variable rather than fixed. In addition,

Broker Retail affords management the flexibility to expand or contract production capacity as market conditions warrant. As of December 31, 1997, Broker Retail employed 82 account executives working in 23 offices and operating in 42 states. Broker Retail account executives work with and through a group of approximately 6,500 independent mortgage loan brokers, approximately 2,700 of whom closed loans through the Broker Retail network in 1997.

     As a complement to its Direct Retail and Broker Retail businesses, the Company operates a mortgage conduit business through Capital Corp. Capital Corp. acquires Home Equity Loans from third-party origination sources for securitization. Capital Corp. was formed in August 1997 and, as of February 28, 1998, had 19 employees.

     Direct Retail. The Direct Retail group originates mortgage loans using direct contact with consumers and operates through a network of 37 branches located in Texas, Oklahoma, Pennsylvania, Virginia, West Virginia, Maryland, Florida, Washington, Arizona, Colorado and Illinois. The marketing efforts of the Direct Retail group are focused on the loan origination activities of retail loan officers located in the branch offices. These loan officers identify prospective customers through contacts within their local markets by developing relationships with real estate agents, large employers, home builders, commercial bankers, accountants, attorneys and others who would have contact with prospective home owners seeking financing or refinancing. Over time, successful loan officers develop a reputation for being able to provide quick and accurate service to the customer and often generate new customers through referrals from existing customers. The marketing efforts of the loan officers are supported by print media advertising in selected local markets to target prospects with featured product types or to highlight Mortgage Corp.'s broad range of service capabilities. Mortgage Corp. has expanded its Direct Retail network of loan officers by hiring experienced lenders in targeted markets and by acquiring successful retail mortgage origination businesses.

     The following table presents the number and dollar amount of loan originations through Direct Retail for the periods indicated.

              DIRECT RETAIL RESIDENTIAL MORTGAGE LOAN ORIGINATIONS

                                                                    FISCAL YEAR(1)
                                                         ------------------------------------
                                                           1997          1996          1995
                                                         --------      --------      --------
                                                                (DOLLARS IN THOUSANDS)
Conventional Loans:
  Volume of loans......................................  $182,640      $162,117      $145,398
  Number of loans......................................     1,425         1,374         1,354
FHA/VA/FMHA Loans:
  Volume of loans......................................  $319,667      $184,098      $108,074
  Number of loans......................................     3,300         2,073         1,474
Home Improvement Loans:(2)
  Volume of loans......................................  $    631      $    211      $    141
  Number of loans......................................        14            12             7
Brokered Loans:(3)
  Volume of loans......................................  $ 62,524      $ 19,851      $ 32,799
  Number of loans......................................       532            99           133
Total Originations:
  Volume of loans......................................  $565,462      $366,277      $286,412
  Number of loans......................................     5,271         3,558         2,968

---------------

(1) 1997 data is for the 12 months ended December 31; data for all other years is for the 12 months ended September 30, which was the fiscal year end for Mortgage Corp. prior to the Harbor Merger.

(2) Home Improvement Loans are loans that are used by borrowers to finance various home improvement projects and are generally secured by second liens.

(3) Brokered Loans are originated through the Direct Retail process but are closed and funded by a third-party correspondent.

     Broker Retail. Mortgage Corp. entered into the Broker Retail business through the acquisition of New America in July 1994. At the time of the acquisition, New America had offices in Dallas, Texas and Fort Lauderdale, Florida. Since becoming a part of Mortgage Corp., New America has expanded to its present complement of 23 offices. Broker Retail account executives work with and through independent mortgage loan brokers to identify lending opportunities for the various loan products offered by Mortgage Corp.

     In arranging mortgage loans, independent mortgage loan brokers act as intermediaries between prospective borrowers and Mortgage Corp. Mortgage Corp. is an approved FHMA, FHLMC and GNMA seller/servicer and has access to private investors as well, which provides brokers access to the secondary market for the sale of mortgage loans that they otherwise could not access because they do not meet the applicable seller/servicer net worth requirements. Mortgage Corp. attracts and maintains relationships with mortgage brokers by offering a variety of competitive and responsive services as well as a variety of mortgage loan products at competitive prices. Mortgage Corp.'s relationship with these independent mortgage brokers differs from traditional wholesale purchases in that Mortgage Corp. underwrites and funds substantially all of the loans funded through the Broker Retail channel in its own name.

     Separately, the Broker Retail channel conducts a whole loan pool acquisition business. In most cases, the loans purchased in bulk are underwritten by the seller-originator to FHA, FMHA, VA, FNMA or FHLMC underwriting standards, with the seller warranting that such loans comply with such standards. Mortgage Corp. employs quality review procedures prior to purchase in an effort to ensure that the loans acquired in bulk purchases meet such standards. See "-- Underwriting." During 1997, bulk acquisitions of loans constituted less than 1% of Broker Retail production.

     The following table presents the number and dollar amount of Broker Retail production, including bulk acquisitions, for the periods indicated.

               BROKER RETAIL RESIDENTIAL MORTGAGE LOAN PRODUCTION

                                                                     FISCAL YEAR(1)
                                                          ------------------------------------
                                                             1997          1996         1995
                                                          ----------    ----------    --------
                                                                 (DOLLARS IN THOUSANDS)
Conventional Loans:
  Volume of loans.......................................  $2,222,232    $1,270,497    $364,049
  Number of loans.......................................      18,332        11,665       3,506
FHA/VA/FMHA Loans:
  Volume of loans.......................................  $  273,336    $   55,917    $ 24,085
  Number of loans.......................................       2,741           632         315
Home Equity Loans:
  Volume of loans.......................................  $  178,492    $    6,583          --
  Number of loans.......................................       2,423           183          --
Total Production:
  Volume of loans.......................................  $2,674,060    $1,332,997    $388,134
  Number of loans.......................................      23,496        12,480       3,821

---------------

(1) 1997 data is for the 12 months ended December 31; data for all other years is for the 12 months ended September 30, which was the fiscal year end for Mortgage Corp. prior to the Harbor Merger.

     Characteristics of Retail Loan Production. As a result of Mortgage Corp.'s extensive Direct Retail and Broker Retail origination networks, the portfolio of retail mortgage loans originated by Mortgage Corp. on an annual basis is comprised of loans with a variety of characteristics that are offered to borrowers who are geographically dispersed. Based upon production data maintained by Mortgage Corp., the following table sets forth, as a percentage of aggregate principal balance, the geographic distribution and other data for the loans originated through the retail network of Mortgage Corp. for the 12 month periods ended December 31, 1997 and September 30, 1996.

                                                             DECEMBER 31, 1997    SEPTEMBER 30, 1996
                                                             -----------------    ------------------
Production by State:
  California...............................................          23%                   9%
  Texas....................................................          13                   25
  Florida..................................................           7                    7
  Oregon...................................................           7                   --
  Washington...............................................           7                    5
  Georgia..................................................           6                    9
  Arizona..................................................           5                    7
  All others...............................................          32                   38
                                                                    ---                  ---
          Total............................................         100%                 100%
Interest rate characteristics:
  Fixed rate loans.........................................          93%                  93%
  Variable rate loans......................................           7                    7
                                                                    ---                  ---
          Total............................................         100%                 100%
Loan purpose:
  Purchase transactions....................................          61%                  69%
  Refinance transactions...................................          39                   31
                                                                    ---                  ---
          Total............................................         100%                 100%

Substantially all of the retail mortgage production of Mortgage Corp. represents loans secured by first liens on the underlying collateral.

     Mortgage Conduit. The Company organized Capital Corp. in August 1997 to acquire Home Equity Loans from third-party origination sources for securitization. Capital Corp. acquires existing pools of Home Equity Loans in individually negotiated transactions from several loan origination sources. From its inception through December 31, 1997, Capital Corp. acquired 480 Home Equity Loans in nine pools with principal balances totaling $53.6 million from four different sellers, including one pool for $35.1 million purchased from the former employer of Capital Corp.'s management. In addition to acquiring pools of Home Equity Loans from third-party origination sources for securitization, Capital Corp. intends to acquire loans originated by New America's extensive Broker Retail network.

     In addition to the acquisition of Home Equity Loans, Capital Corp. intends to originate Home Equity Loans on a retail basis or through broker referrals. Capital Corp. recently signed a letter of intent to acquire three existing retail branch offices. In selected instances, Capital Corp. will seek opportunities to extend secured warehouse lines of credit to certain approved sellers of Home Equity Loans and will consider originating mezzanine loans to, or making equity investments in, selected sellers. The objectives of such loans and investments are to diversify and solidify the flow of product from selected mortgage banks who provide Home Equity Loans to Capital Corp.

     Characteristics of Mortgage Conduit Production. The loans acquired by Capital Corp. have been acquired from Home Equity Loan originators who originate loans throughout the United States. The following table sets forth, as a percentage of aggregate principal balance, the geographic distribution and other data for the portfolio of loans acquired by Capital Corp. from its first acquisition of loans in October 1997 through December 31, 1997.

Production by state:
  Georgia...................................................     29%
  New York..................................................     22
  Florida...................................................     15
  Illinois..................................................     11
  North Carolina............................................      5
  All others (27 states)....................................     18
                                                                ---
          Total.............................................    100%
Interest rate characteristics:
  Fixed rate loans..........................................     43%
  Variable rate loans.......................................     57
                                                                ---
          Total.............................................    100%
Lien status:
  First liens...............................................     96%
  Subordinate liens.........................................      4
                                                                ---
          Total.............................................    100%

     Underwriting

     Direct Retail and Broker Retail. Loan underwriting in both the Direct Retail and Broker Retail groups is performed on a regional basis in larger branch locations. Substantially all Direct Retail and Broker Retail loans are processed and individually underwritten by Mortgage Corp. personnel and are directly funded by Mortgage Corp. Mortgage Corp. believes that having underwriters in each market area enables these personnel to remain abreast of changing conditions in property values, employment conditions and various other conditions in each market. Furthermore, in order to ensure compliance with Mortgage Corp.'s underwriting guidelines, the underwriters operate independently of origination personnel.

     Mortgage Corp.'s guidelines for underwriting conventional conforming loans comply with the criteria employed by FHLMC and FNMA, as applicable. Mortgage Corp.'s guidelines for underwriting FHA and FMHA insured loans and VA guaranteed loans comply with the criteria established by these agencies. Mortgage Corp.'s guidelines for underwriting conventional non-conforming loans are based on the underwriting standards employed by private mortgage insurers and private investors that purchase such loans. Mortgage Corp.'s guidelines for underwriting Home Equity Loans are based on the underwriting standards employed by the private and conduit investors that purchase such loans and are similar to the underwriting standards employed by Capital Corp. for acquired Home Equity Loans. Such private investors (i) have given Mortgage Corp. delegated underwriting authority for approval to close and sell such loans based on policy and guidelines established by the investor, (ii) require that the loan be underwritten on a contract basis for the closing and sale of such loans by an independent third party approved by the investor, typically a mortgage insurance company, or (iii) are approved directly by the investor before closing and sale of such loans.

     Mortgage Corp. performs a quality control review of loans originated by having approximately 10% of its loans re-underwritten by independent third parties that contract with Mortgage Corp. to perform this service. This practice is designed to ensure that the loan origination practices and decisions are acceptable to Mortgage Corp.'s loan pool investors and are in compliance with regulatory requirements. Mortgage Corp. believes that its quality control review meets or exceeds the review requirements of FNMA, FHLMC and applicable laws and regulations.

     Home Equity Loans are extended to borrowers who, for some reason, do not qualify for an agency or conventional mortgage loan. In most cases, borrowers seeking Home Equity Loans have experienced some level of historical credit difficulty. Through a tiered underwriting system, Mortgage Corp. subjects borrowers seeking Home Equity Loans to limits based, among other things, on the loan-to-value ratio applicable to the particular transaction. The maximum allowed loan-to-value ratio varies depending upon whether the collateral is classified as a primary, secondary or investor residence. Maximum loan amounts established for each classification of collateral generally do not exceed $500,000 for a primary residence with a loan-to-value ratio of less than 80%. At the low end of the credit spectrum for qualified Home Equity Loan borrowers, the maximum loan-to-value ratios cannot exceed 65%, with security limited to a primary residence and the loan amount limited to $100,000. Sub-limits within the underwriting guidelines also place loan-to-value and borrowing amount limitations on the Home Equity Loan based upon whether the loan is a purchase money or cash-out refinance loan. Through December 31, 1997, Mortgage Corp. has sold, on a servicing released basis, substantially all of its Home Equity Loan production.

     Mortgage Conduit. Capital Corp. acquires existing Home Equity Loans from several loan origination sources under a tiered underwriting system. Capital Corp. acquires each loan pool in an individually negotiated transaction from the seller after a full underwriting review by Capital Corp. prior to the offer to purchase. The underwriting review is performed to determine that the loans to be acquired meet the various underwriting criteria for each credit grade. Generally, the underwriting grade is a function of the prospective borrower's credit history, which, in turn, will drive the loan-to-value relationship, the debt to income ratio, and other credit criteria to be applied by Capital Corp. in evaluating a loan.

     Capital Corp.'s categories and general criteria for grading the credit history of potential Home Equity Loan borrowers are set forth in the table below.

                           UNDERWRITING GUIDELINES(1)

                             A1 PROGRAM            A2 PROGRAM            B PROGRAM             C PROGRAM
                        --------------------  --------------------  --------------------  --------------------
Existing mortgage
 history..............  Maximum one 30-day    Maximum two 30-day    Maximum three 30-day  Maximum five 30-day
                        late payment within   late payments and no  late payments and no  and two 60-day late
                        last 12 months and    60-day late payments  60-day late payments  payments within last
                        two 30-day late       within last 12        within last 12        12 months: must be
                        payments in last 24   months; must be       months; must be       current at
                        months; must be       current at            current at            application time
                        current at            application time      application time
                        application time
Other credit
 history..............  No more than one      No more than two      Over 12 month prior   Significant prior
                        30-day late payment   30-day late payments  defaults acceptable;  defaults acceptable
                        in last 12 months or  in last 12 months.    not more than $5,000  if over two years
                        two 30-day late       Minor derogatory      in open collection    old; generally, not
                        payments in last 24   items allowed; no     accounts or charge-   more than $5,000 in
                        months; must be       more than $2,500 in   offs open after       open collection
                        current at            open collection       funding; some 30-     accounts or
                        application time      accounts or           and 60-day            charge-offs open
                                              charge-offs open      delinquencies         after funding; some
                                              after funding, all                          60- and 90-day
                                              current credit must                         delinquencies
                                              be current
Bankruptcy filings....  Generally, no notice  Generally, no         Generally, no         Generally, no
                        of default filings    bankruptcy or notice  bankruptcy or notice  bankruptcy or notice
                        in last two years     of default filings    of default filings    of default filings
                                              in last three years   in last two years     in last two years
                                              and credit has been   and credit has been
                                              reestablished         reestablished
                                              subsequent to         subsequent to
                                              bankruptcy            bankruptcy
Employment history....  Two years stable      Two years stable      Two years stable      Two years stable
Debt service to income
 ratio................      45% or less           45% or less           50% or less           50% or less
Maximum loan-to-value
 ratio:
 Owner occupied;
   single family......          85%                   85%                   80%                   75%
   condo/two-to-four
     unit.............          85%                   80%                   75%                   75%
 Non-owner occupied...          75%                   75%                   70%                   70%

                             D PROGRAM
                        --------------------
Existing mortgage
 history..............  No more than three
                        months delinquent at
                        closing

Other credit
 history..............  Significant defaults
                        acceptable; not more
                        than $5,000 in open
                        charge-offs or
                        collection amounts
                        may remain open
                        after funding;
                        applicant has
                        sporadic payment
                        history

Bankruptcy filings....  Bankruptcy, notice
                        of sale filing,
                        notice of default
                        filing or
                        foreclosure
                        permitted if over 12
                        months old

Employment history....  One year stable
Debt service to income
 ratio................      50% or less
Maximum loan-to-value
 ratio:
 Owner occupied;
   single family......          65%
   condo/two-to-four
     unit.............          60%
 Non-owner occupied...          N.A.

---------------

(1) The letter grades applied to each risk classification reflect Capital Corp.'s internal standards and do not necessarily correspond to the classifications used by other home equity lenders. The data presented are for first lien mortgages. More stringent requirements apply to mortgages secured by second liens.

     The following table presents, for each of Capital Corp.'s underwriting grades, for the period from Capital Corp.'s formation in August 1997 to December 31, 1997, the aggregate principal balance of loans acquired, the aggregate number of loans acquired, the weighted average coupon rate of loans acquired, and the relationship of amount financed to the estimated appraised value of the mortgaged collateral. Because of the short time period reflected in the following table, the characteristics of the loans reflected therein are not necessarily indicative of future loans that may be acquired or originated by Capital Corp.

                        CAPITAL CORP.'S LOAN PRODUCTION

                                                                                          WEIGHTED AVERAGE
                                          AGGREGATE LOAN   NUMBER OF   WEIGHTED AVERAGE    LOAN-TO-VALUE
         CAPITAL CORP.'S GRADE               BALANCE         LOANS          COUPON             RATIO
         ---------------------            --------------   ---------   ----------------   ----------------
                                           (DOLLARS IN
                                            THOUSANDS)
A1......................................     $17,582          131             9.6%              79.1%
A2......................................      20,077          176            10.3               80.3
B.......................................       8,434           92            10.8               76.0
C.......................................       5,086           52            10.9               73.8
D.......................................       2,445           29            11.6               68.6
                                             -------          ---            ----               ----
          Total or Weighted Average.....     $53,624          480            10.3%              78.2%
                                             =======          ===            ====               ====

     Financing Strategy

     Direct Retail and Broker Retail. Mortgage Corp. finances originated mortgage loans primarily through its warehouse credit facilities provided by a group of commercial bank lenders. Loans are generally held in inventory by Mortgage Corp. for up to 45 days pending their sale to investors or agencies. From the stage of initial application by the borrower through the final sale of the loan, Mortgage Corp. bears interest rate risk.

     In order to offset the risk that a change in interest rates will result in a decrease in the value of Mortgage Corp.'s current mortgage loan inventory or its commitments to purchase or originate mortgage loans ("Committed Pipeline"), Mortgage Corp. enters into hedging transactions. Mortgage Corp.'s hedging policies generally require that substantially all of its inventory of conventional conforming and agency loans and the maximum portion of the Committed Pipeline that Mortgage Corp. believes may close be hedged with forward contracts for the delivery of mortgage-backed securities ("MBS") or options on MBS. The inventory is then used to form the MBS that will fill the forward delivery contracts and options. Mortgage Corp. hedges its inventory and Committed Pipeline of jumbo (generally loans in excess of $227,200) and other non-conforming mortgage loans, by using whole-loan sale commitments to ultimate buyers or, because such loans are ultimately sold based on a market spread to MBS, by selling a like amount of MBS. Because the market value of the loan and the MBS are both subject to interest rate fluctuations, Mortgage Corp. is not exposed to significant risk and will not derive any significant benefit from changes in interest rates on the price of the inventory net of gains or losses in associated hedge positions.

     The correlation between price performance of the hedging instruments and the inventory being hedged is very high as a result of the similarity of the asset and the related hedge instrument. Mortgage Corp. is exposed to interest-rate risk to the extent that the portion of loans from the Committed Pipeline that actually closes at the committed price is different from the portion expected to close and hedged in the manner described. Mortgage Corp. determines the portion of its Committed Pipeline that it will hedge based on numerous assumptions, including composition of the Committed Pipeline, the portion of such Committed Pipeline likely to close, the timing of such closings and anticipated changes in interest rates. See Notes 15 and 18 to the Company's Consolidated Financial Statements.

     Mortgage Corp. customarily sells all loans that it originates or purchases. Conventional conforming and agency loans are generally sold servicing retained and non-conforming loans are generally sold servicing released. Mortgage Corp. packages substantially all of its FHA- and FMHA-insured and VA-guaranteed mortgage loans into pools of loans. It sells these pools to national or regional broker-dealers in the form of modified pass-through MBS guaranteed by GNMA. With respect to loans securitized through GNMA programs, Mortgage Corp. is insured against foreclosure loss by the FHA or FMHA or partially guaranteed against foreclosure loss by the VA (at present, generally 25% to 50% of the loan, up to a maximum amount of $50,750, depending upon the amount of the loan). Conventional conforming loans are also pooled by Mortgage Corp. and exchanged for securities guaranteed by FNMA or FHLMC, which securities are then sold to national or regional broker-dealers. Loans securitized through FNMA or FHLMC are sold on a nonrecourse basis whereby foreclosure losses are generally the responsibility of FNMA and FHLMC, and not Mortgage Corp. Alternatively, Mortgage Corp. may sell FHA- and FMHA-insured and VA-guaranteed mortgage loans and conventional conforming loans, and consistently sells its jumbo loan production to large buyers in the secondary market (which can include national or regional broker-dealers) on a nonrecourse basis. These loans can be sold either on a whole-loan basis or in the form of pools backing securities which are not guaranteed by any governmental instrumentality but which generally have the benefit of some form of external credit enhancement, such as insurance, letter of credit, payment guarantees or senior/subordinated structures. Substantially all loans sold by Mortgage Corp. are sold without recourse, subject, in the case of VA loans, to the limits of the VA guaranty described above. To date, losses on VA loans in excess of the VA guaranty have not been material to Mortgage Corp.

     Mortgage Conduit. Capital Corp. currently finances the purchase of Home Equity Loans with cash flow from the Company, a sub-line under Mortgage Corp.'s warehouse credit facility and other short-term credit facilities. Typically, under these credit facilities, Capital Corp. is only permitted to finance a portion of the purchase price of loans, which are generally purchased at prices that exceed their par value. Capital Corp. is in the process of negotiating nonrecourse warehouse credit facilities in its own name for an aggregate amount of $500 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Capital Corp. intends to securitize substantially all of the Home Equity Loans it acquires or originates. The securitization transactions are expected to be consummated through the creation of special purpose trusts. The Home Equity Loans will be transferred to a trust in exchange for certificates representing the senior interest in the securitized loans held by the trust and, if applicable, a subordinated interest in the securitized loans. The subordinated interests generally consist of the excess spread between the interest and principal paid by the borrowers on the loans pooled in the securitization and the interest and principal of the senior interests issued in the securitization, and other unrated interests issued in the securitization. The senior interests are subsequently sold to investors for cash. Capital Corp. may elect to retain the subordinated interests or may sell all or some portion of the subordinated interests to investors for cash. Capital Corp. anticipates that it will retain the rights to the excess spreads.

     Upon the sale of Home Equity Loans in securitization transactions, the sum of the cash proceeds received, and the estimated present values of the subordinated interests less the costs of origination and securitization and, the basis in the Home Equity Loans sold results in the gain recognized at the time of the securitization transaction. The present values of the subordinated interests to be recognized by Capital Corp. are to be determined based upon prepayment, loss and discount rate assumptions that will be determined in accordance with the unique underlying characteristics of the Home Equity Loans comprising each securitization.

     Servicing

     Direct Retail and Broker Retail. Generally, it is Mortgage Corp.'s strategy to build and retain its servicing portfolio. With the exception of Home Equity Loans, Mortgage Corp. services substantially all of the mortgage loans that it originates. In addition, Mortgage Corp. may, from time to time, purchase bulk servicing contracts for servicing of single family residential mortgage loans originated by other lenders. Following Mortgage Corp.'s acquisition by the Company in July 1997, it has retained substantially all of the newly originated mortgage servicing rights when the option to retain such rights existed. Mortgage Corp. has been able to retain such rights as a result of the capital support available from the Company to fund the cash investment required to grow the servicing portfolio.

     The servicing of mortgage loans generally includes collecting and remitting loan payments, making advances when required, accounting for principal and interest, holding custodial (escrow) funds for payment of property taxes and hazard insurance, making necessary physical inspections of the property, counseling delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and generally administering the loans. Mortgage Corp. receives a fee for servicing mortgage loans ranging generally from 1/4% to 1/2% per annum on the declining principal balances of the loans. The servicing fee is collected by Mortgage Corp. out of monthly mortgage payments.

     Currently, a large portion of Mortgage Corp.'s costs of servicing loans are incurred as a result of the labor intensive data entry process required in connection with each new loan. Mortgage Corp. is currently implementing a system that will automate a large portion of the data entry process for serviced loans. Mortgage Corp. expects that this system will be fully implemented by the third quarter of 1998 and will significantly decrease the variable costs associated with servicing loans.

     Mortgage Corp.'s servicing portfolio is subject to reduction by scheduled amortization or by prepayment or foreclosure of outstanding loans. In addition, Mortgage Corp. has sold, and may sell in the future, a portion of its portfolio of loan servicing rights to other mortgage servicers. In general, the decision to sell servicing rights is based on management's assessment of the market value of servicing rights and other factors.

     The following table presents certain information regarding Mortgage Corp.'s residential servicing portfolio, including loans held for sale as of the dates indicated.

                    RESIDENTIAL SERVICING PORTFOLIO BALANCES

                                                                     FISCAL YEAR(1)
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
FHA-insured mortgage loans.............................  $  429,216    $  342,694    $  240,217
VA-guaranteed mortgage loans...........................     266,294       178,943       149,830
Conventional mortgage loans............................   4,280,315     3,234,197       894,840
Other..................................................      20,688        66,815        68,802
                                                         ----------    ----------    ----------
          Total residential servicing portfolio........  $4,996,513    $3,822,649    $1,353,689

---------------

(1) 1997 data is as of December 31; data for all other years is as of September 30, which was the fiscal year end for Mortgage Corp. prior to the Harbor Merger.

     Mortgage Corp.'s contractual right to subservice approximately $707 million of residential mortgages at December 31, 1997 is included in the data presented in the preceding table. Of the total subservicing portfolio, approximately $624 million (88.2%) represents subservicing for loans in California. No other state accounts for more than 5% of Mortgage Corp.'s subservicing portfolio. These subservicing rights represent Mortgage Corp.'s right to service loans as to which third parties own the servicing rights. Such parties have contracted with Mortgage Corp. to service the portfolio of loans under short-term contracts (generally for original terms of less than five years) for a fixed dollar amount of servicing fee per year (generally approximately $75.00 per loan per year).

     Mortgage Corp.'s residential servicing portfolio (excluding subserviced loans), stratified by interest rate, was as follows as of the dates indicated:

                        RESIDENTIAL SERVICING PORTFOLIO
                          INTEREST RATE STRATIFICATION

                                                              PERCENTAGE OF PRINCIPAL
                                                                  BALANCE SERVICED
                                                              ------------------------
                                                                   FISCAL YEAR(1)
                                                              ------------------------
                                                                1997           1996
                                                              ---------      ---------
Under 7.0%..................................................      7.9%           9.8%
7.0 to 7.49.................................................     15.2           14.7
7.5 to 7.99.................................................     28.1           21.1
8.0 to 8.49.................................................     22.4           18.0
8.5 to 8.99.................................................     15.0           15.8
9.0 to 9.49.................................................      3.4            6.7
9.5 to 9.99.................................................      4.0            6.9
10% and over................................................      4.0            7.0
                                                               ------         ------
          Total residential servicing portfolio.............    100.0%         100.0%
                                                               ======         ======

---------------

(1) 1997 data is as of December 31; 1996 data is as of September 30, which was the fiscal year end for Mortgage Corp. prior to the Harbor Merger.

     At December 31, 1997, 92% of the principal balance of loans in the servicing portfolio bore interest at fixed rates and 8% bore interest at adjustable rates. The weighted average servicing fee of the portfolio was 0.34% of the principal balance of serviced loans at December 31, 1997.

     The following table presents the geographic distribution of Mortgage Corp.'s residential servicing portfolio (excluding subserviced loans), as of the dates indicated.

            RESIDENTIAL SERVICING PORTFOLIO GEOGRAPHIC DISTRIBUTION

                                                              PERCENTAGE OF PRINCIPAL
                                                                  BALANCE SERVICED
                                                              ------------------------
                                                                   FISCAL YEAR(1)
                                                              ------------------------
                                                                1997           1996
                                                              ---------      ---------
California..................................................     27.8%          29.5%
Texas.......................................................     17.3           40.3
Florida.....................................................      7.1            4.2
Washington..................................................      6.7            2.4
Maryland....................................................      5.2            3.4
Other states (none more than 5%)............................     35.9           20.2
                                                               ------         ------
          Total residential servicing portfolio.............    100.0%         100.0%
                                                               ======         ======

---------------

(1) 1997 data is as of December 31; 1996 data is as of September 30, which was the fiscal year end for Mortgage Corp. prior to the Harbor Merger.

     The following table presents, as a percentage of aggregate principal balance, the delinquency statistics of Mortgage Corp.'s residential servicing portfolio (excluding subserviced loans) as of the dates indicated.

             RESIDENTIAL SERVICING PORTFOLIO DELINQUENCY STATISTICS

                                                              FISCAL YEAR(1)
                                                              --------------
                                                              1997     1996
                                                              -----    -----
Delinquencies at period end:
     30 days................................................   2.4%     2.1%
     60 days................................................   0.5      0.6
     90 days or more........................................   0.2      0.3
                                                               ---      ---
Total delinquencies.........................................   3.1%     3.0%
                                                               ===      ===
Foreclosures pending........................................   0.7%     0.9%
                                                               ===      ===

---------------

(1) 1997 data is as of December 31; 1996 data is as of September 30, which was the fiscal year end for Mortgage Corp. prior to the Harbor Merger.

     The delinquency data included in the preceding table include the results of three distressed servicing portfolios acquired by Mortgage Corp. At December 31, 1997, the distressed portfolios totaled approximately $172.3 million of servicing, of which approximately 7.1% represented delinquent principal balances. In addition, approximately 4.9% of the principal balance of these distressed portfolios was in foreclosure at year end 1997.

     Mortgage Corp. has increased its servicing portfolio by retaining the servicing rights on the loans it originates and by acquiring servicing rights from other mortgage banks. In particular, Mortgage Corp. has sought to acquire servicing rights from other mortgage banks at a substantial discount to the market value of currently originated servicing. Such servicing is available at discounts because of high delinquency levels or other characteristics deemed unattractive to other servicers seeking more traditional servicing portfolios. Mortgage Corp. has been able to acquire these servicing portfolios at prices that, in its view, are attractive compared to the market value of currently originated servicing. Mortgage Corp. has devoted substantial attention to improving the overall quality of these distressed servicing portfolios and, as a result, has developed particular expertise in servicing loans evidencing some level of distress.

     To capitalize further on its distressed servicing expertise, Mortgage Corp. has initiated a trial program whereby it will acquire delinquent FHA and VA loans from other mortgage bankers' GNMA securitizations. Mortgage Corp. believes that a financial and business incentive exists for some mortgage banks to sell the targeted loans and, therefore, a significant amount of such loans are available for sale. The GNMA seller-servicers are required to pass through to the holder of the GNMA security the scheduled principal and interest payments on all loans in the security pool, even though the borrower may not be making such payments. The mortgage banker is, therefore, making corporate advances to the security holder from its own funds. By removing the delinquent loans from the securitization by a sale to Mortgage Corp., the selling mortgage banker is relieved from further obligations to make such advances to the GNMA security holder. Through December 31, 1997, Mortgage Corp. has acquired approximately $16 million of such loans.

     Residential mortgage loans are serviced from facilities located in Houston, Texas and Scottsbluff, Nebraska. The Scottsbluff center, a newly renovated 21,000 square foot facility, was acquired as part of Mortgage Corp.'s 1996 acquisition of Hamilton. This service center has advantageous lease terms and an efficient cost structure as compared to metropolitan servicing centers. The addition of Hamilton's servicing and subservicing portfolios almost doubled Mortgage Corp.'s consolidated servicing portfolio.

     In order to track information on its mortgage servicing portfolio, Mortgage Corp. utilizes a data processing system provided by Alltel Information Systems, Inc. ("Alltel"). Alltel is one of the largest mortgage banking service bureaus in the United States. Management believes that this system gives Mortgage

Corp. sufficient capacity to support the anticipated expansion of its residential mortgage loan servicing portfolio. See "Risk Factors -- Reliance on Systems; Year 2000 Issues."

     Mortgage Conduit. The loans acquired by Capital Corp. to date are being subserviced by Advanta Mortgage Corp. USA. Capital Corp. owns the servicing rights to its loans as master servicer and intends to assign collection and resolution responsibilities to a subsidiary of the Company as special servicer when its loans reach certain stages of delinquency, thus placing the final decisions as to collection management under the control of the Company. Having acquired and managed consumer portfolios totaling in excess of $580 million in Face Value in its Portfolio Asset acquisition and resolution business, the Company believes that the servicing experience and skills it has gained are valuable to support the unique collection and resolution needs of a Home Equity Loan portfolio. Capital Corp. intends to ultimately replace Advanta Mortgage Corp. USA with the combined capabilities of Mortgage Corp. and the Company to service Capital Corp.'s portfolio of Home Equity Loans and the loans within its securitized pools. The Company and Mortgage Corp. are in the process of seeking the approval of the servicer rating agencies as a preliminary step in the process of retaining the servicing of all new Home Equity Loans in-house.

     Strategy

     Direct Retail and Broker Retail. Mortgage Corp. intends to pursue the following strategies in an effort to continue growth in earnings in all aspects of its residential mortgage business:

     - Maintain steady growth in earnings by increasing the size of Mortgage Corp.'s servicing portfolio.

     - Continue opportunistic geographic expansion.

     - Increase the range of mortgage products offered.

     - Expand the Direct Retail and Broker Retail origination channels.

     - Acquire distressed servicing portfolios and delinquent FHA, FMHA and VA loans from other seller-servicers' GNMA securitizations.

     Mortgage Conduit. Capital Corp. intends to implement the following strategies as it continues to develop and grow its mortgage conduit business:

     - Capitalize on the existing Home Equity Loan origination network of Mortgage Corp. to generate loans for securitization.

     - Form strategic relationships with selected small originators of Home Equity Loans by extending secured warehouse lines of credit or mezzanine loans to, or making equity investments in, such entities.

     - Capitalize on the distressed asset collection experience of Commercial Corp. to address the collection and resolution challenges inherent in Home Equity Loan servicing.

     - Establish an internal servicing platform to service the Home Equity Loans originated or acquired by Capital Corp.

  Commercial Mortgage Banking

     Mortgage Corp.'s commercial mortgage banking business consists of commercial loans secured by commercial real estate properties and single family residential construction loans. The following table presents the number and dollar amount of Mortgage Corp.'s commercial loan production for the periods indicated.

                     COMMERCIAL MORTGAGE LOAN ORIGINATIONS

                                                                      FISCAL YEAR(1)
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------    -------    -------
                                                                  (DOLLARS IN THOUSANDS)
Correspondent Loans:
     Volume of loans........................................  $348,060    $35,600    $53,405
     Number of loans........................................        86          3          9
Construction Loans:
     Volume of loans........................................  $ 65,740    $28,780         --
     Number of loans........................................       466        263         --
Total Loans:
     Volume of loans........................................  $413,800    $64,380    $53,405
                                                              ========    =======    =======
     Number of loans........................................       552        266          9
                                                              ========    =======    =======

---------------

(1) 1997 data is for the 12 months ended December 31; data for all other years is for the 12 months ended September 30, which was Mortgage Corp.'s fiscal year end prior to the Harbor Merger.

     Correspondent Loan Business

     Through eight offices located in California, Texas and Colorado, Mortgage Corp. originates commercial loans that are funded by third parties for which Mortgage Corp. serves as the correspondent. The loans are secured by multi-family residential projects, office buildings, shopping centers and other income producing properties. Revenues derived from Mortgage Corp.'s commercial lending business are principally origination fees based on a percentage of the loan amount and, in certain instances, application fees assessed at the time a loan application is processed by Mortgage Corp. During 1997, Mortgage Corp. generated $2.7 million in origination fees from its commercial mortgage origination business. Mortgage Corp.'s commercial lending offices are staffed by 20 loan officers and nine servicing personnel.

     Mortgage Corp. originates commercial loans in accordance with the underwriting guidelines of its investors. These investors include life insurance companies, commercial mortgage conduits, real estate investment trusts, and others. Commercial loans are funded by investors at closing. Mortgage Corp. originated a substantial portion of its 1997 commercial production for a single large insurance company. In addition, a substantial portion of its commercial servicing portfolio consists of servicing for such company.

     At December 31, 1997, Mortgage Corp. serviced a portfolio of commercial loans for 36 investors totaling approximately $1.7 billion representing 543 loans (compared to approximately $129 million representing 93 loans at September 30, 1996). At December 31, 1997, the commercial servicing portfolio represented loans in 23 states with California (65%), Texas (12%), Colorado (7%) and Arizona (4%) representing the largest concentrations of the principal balance of loans serviced. The significant increase in the commercial servicing portfolio as compared to the prior year is the result of Mortgage Corp.'s acquisition of a large commercial servicing portfolio in 1997.

     Commercial loans are serviced in a servicing center located in Walnut Creek, California. Mortgage Corp. owns the rights to service its correspondent's loans, with termination rights by the correspondent on a 30-day notice basis. Servicing fees for such loans range from five to eight basis points per annum of the principal balance of the loans.

     Construction Loans

     In 1995, Mortgage Corp. began originating for its own account and servicing single-family residential construction loans through a construction loan department headquartered in Houston, Texas. Mortgage Corp. serves customers in nine states with construction loan products tailored to its builder and individual customers. Mortgage Corp. extends construction lines of credit to approximately 30 builders for the construction of custom and speculative homes. Generally, builders are limited to no more than 50% of the committed line for speculative homes. Total commitments outstanding at December 31, 1997 were approximately $25 million with a maximum extended to any one builder of approximately $2.5 million. During 1997, approximately 70% of total construction loan volume was conducted with builder borrowers.

     In addition to its builder customer base, Mortgage Corp. offers a construction-to-permanent loan package to individual customers who are building or remodeling their own home. Under this program, the customer has one application and loan approval process to provide for both the interim construction and permanent financing. During 1997, approximately 30% of total construction loan volume was conducted with individual borrowers.

     The underwriting and servicing of the construction loans is conducted in Houston, Texas with the construction progress inspection support provided by the branch office personnel or outside vendors specializing in property inspections for construction lenders. Construction loans are extended for up to 90% of the cost of construction for a period of up to nine months with one three month renewal option on the part of the builder. If the loan remains unpaid after the first renewal, amortization of at least 10% of the principal balance is required for any further renewals. Substantially all construction loans bear interest at variable rates of interest at margins over a base lending rate.

     Mortgage Corp. solicits construction loan builder and individual customers through its major Direct Retail offices and, as a result, conducts most of its business in Texas (72% in 1997), Maryland (8% in 1997), Virginia (5% in 1997) and Tennessee (5% in 1997).

     Strategy

     In its commercial mortgage banking business, Mortgage Corp. intends to continue to serve its correspondent clients by sourcing opportunities through its retail offices and its home builder clients. It is the Company's intention to explore and develop cross-selling opportunities between the commercial mortgage capability of Mortgage Corp. and the commercial lending business of Commercial Corp.

     In its construction lending business, Mortgage Corp. intends to expand its customer base by continuing to emphasize the construction-to-permanent loan product. To that end, a regional construction loan product specialist resides in the mid-Atlantic regional retail office to introduce the construction loan product to borrowers in the region. The balance of Mortgage Corp.'s expansion efforts in the construction lending business are focused on providing a larger volume of construction loan products to Mortgage Corp.'s existing builder customers.

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     The Company engages in the Portfolio Asset acquisition and resolution business and is beginning to originate commercial loans through its wholly owned subsidiary, FirstCity Commercial Corporation, and its subsidiaries ("Commercial Corp."). In the Portfolio Asset acquisition and resolution business Commercial Corp. acquires and resolves portfolios of performing and nonperforming commercial and consumer loans and other assets, which are generally acquired at a discount to Face Value. Purchases may be in the form of pools of assets or single assets. Performing assets are those as to which debt service payments are being made in accordance with the original or restructured terms of such assets. Nonperforming assets are those as to which debt service payments are not being made in accordance with the original or restructured terms of such assets, or as to which no debt service payments are being made. Portfolios are designated as nonperforming unless substantially all of the assets comprising the Portfolio are performing. Once a Portfolio has been designated as either performing or nonperforming, such designation is not changed regardless of the performance of the assets comprising the Portfolio. Portfolios are either acquired for Commercial Corp.'s own account or through investment entities formed with Cargill Financial or one or more other co-investors (each such entity, an "Acquisition Partnership"). See "-- Portfolio Asset Acquisition and Resolution
Business -- Relationship with Cargill Financial." To date, Commercial Corp. and the Acquisition Partnerships have acquired over $3.0 billion in Face Value of assets.

     The Company's development of a niche commercial lending business is a logical extension of its extensive experience with the resolution of distressed assets. In many cases, the resolution of such assets involves the modification of an existing debt into a new or modified extension of credit more suited to the borrower's needs, ability to pay and value of the underlying collateral. The Company intends to use such experience as the foundation upon which Commercial Corp. will seek niche commercial lending opportunities.

  Portfolio Asset Acquisition and Resolution Business

     Background

     In the early 1990s large quantities of nonperforming assets were available for acquisition from the RTC and the FDIC. Since 1993, most sellers of nonperforming assets have been private sellers, rather than government agencies. These private sellers include financial institutions and other institutional lenders, both in the United States and in various foreign countries, and, to a lesser extent, insurance companies in the United States. As a result of mergers, acquisitions and corporate downsizing efforts, other business entities frequently access the market served by the Company to dispose of excess real estate property or other financial assets not meeting the strategic needs of a seller. Sales of such assets improve the seller's balance sheet, reduce overhead costs, reduce staffing requirements and avoid management and personnel distractions associated with the intensive and time-consuming task of resolving loans and disposing of real estate. Consolidations within a broad range of industries, especially banking, have augmented the trend of financial institutions and other sellers packaging and selling asset portfolios to investors as a means of disposing of nonperforming loans or other surplus assets.

     Portfolio Assets

     Commercial Corp. acquires and manages Portfolio Assets, which are generally purchased at a discount to Face Value by Commercial Corp. or through Acquisition Partnerships. The Portfolio Assets are generally nonhomogeneous assets, including loans of varying qualities that are secured by diverse collateral types and foreclosed properties. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on business or real estate or other collateral cash flow. Consumer loans may be secured (by real or personal property) or unsecured. Portfolio Assets may be designated as performing or nonperforming. Commercial Corp. generally expects to resolve Portfolio Assets within three to five years after purchase.

     To date, a substantial majority of the Portfolio Assets acquired by Commercial Corp. have been designated as nonperforming. Commercial Corp. seeks to resolve nonperforming Portfolio Assets through (i) a negotiated settlement with the borrower in which the borrower pays all or a discounted amount of the loan, (ii) conversion of the loan into a performing asset through extensive servicing efforts followed by either a sale of the loan to a third party or retention of the loan by Commercial Corp. or (iii) foreclosure of the loan and sale of the collateral securing the loan. Commercial Corp. generally retains Portfolio Assets that are designated as performing for the life of the loans comprising the Portfolio.

     Commercial Corp. has substantial experience acquiring, managing and resolving a wide variety of asset types and classes. As a result, it does not limit itself as to the types of Portfolios it will evaluate and purchase. The main factors determining Commercial Corp.'s willingness to acquire Portfolio Assets include the information that is available regarding the assets in a portfolio, the price at which such portfolio can be acquired and the expected net cash flows from the resolution of such assets. Commercial Corp. has acquired Portfolio Assets in virtually all 50 states, the Virgin Islands, Puerto Rico and France. Commercial Corp. believes that its willingness to acquire nonhomogeneous Portfolio Assets without regard to geographical location provides it with an advantage over certain competitors that limit their activities to either a specific asset type or geographical location. Although Commercial Corp. imposes no constraints on geographic locations of Portfolio Assets, the majority of assets acquired to date have been in the Northeastern and Southern areas of the United States.

     Commercial Corp. also seeks to capitalize on emerging opportunities in foreign markets where the market for nonperforming loans of the type generally purchased by Commercial Corp. is less efficient than the market for such assets in the United States. Through December 31, 1997, Commercial Corp. has acquired, with Cargill Financial and a local French partner, three Portfolios in France, consisting of approximately 6,500 assets, for an aggregate purchase price of approximately $142 million. Such assets had a Face Value of approximately $513 million. Commercial Corp.'s share of the equity interest in the Portfolios acquired in France ranges from 10% to 33 1/3% and Commercial Corp. has made a total equity investment therein of approximately $10 million. The underlying assets and debt are denominated in French francs and Commercial Corp.'s equity investments are funded with a French franc line of credit, thereby mitigating against foreign currency translation risks. Commercial Corp. does not otherwise attempt to hedge any profits that might be derived from its equity investments. Commercial Corp. has an established presence in Paris, France and is actively pursuing opportunities to purchase additional pools of distressed assets in France and other areas of Western Europe. In addition, Commercial Corp. has established an office in Mexico City, Mexico to explore asset acquisition opportunities in Mexico.

     The following table presents, for each of the years in the three-year period ended December 31, 1997, selected data for the Portfolio Assets acquired by Commercial Corp.

                                PORTFOLIO ASSETS

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Face Value.........................................  $504,891    $413,844    $699,662
Total purchase price...............................   183,229     205,524     213,187
Total equity invested..............................    54,764      92,937      26,534
Commercial Corp. equity invested...................  $ 37,109    $ 35,973    $ 24,603

Total number of Portfolio Assets...................     5,503       5,921      19,031

     Sources of Portfolio Assets

     Commercial Corp. develops its Portfolio Asset opportunities through a variety of sources. The activities or contemplated activities of expected sellers are publicized in industry publications and through other similar sources. Commercial Corp. also maintains relationships with a variety of parties involved as sellers or as brokers or agents for sellers. Many of the brokers and agents concentrate by asset type and have become familiar with Commercial Corp.'s acquisition criteria and periodically approach Commercial Corp. with identified opportunities. In addition, repeat business referrals from Cargill Financial or other co-investors in Acquisition Partnerships, repeat business from previous sellers, focused marketing by Commercial Corp. and the nationwide presence of Commercial Corp. and the Company are important sources of business.

     Commercial Corp. has identified and seeks to continue to identify foreign partners that have contacts within each foreign market and can bring Portfolio Asset opportunities to Commercial Corp. Commercial Corp. expects that it will only pursue acquisitions in foreign markets in conjunction with a local foreign partner. Commercial Corp. has in the past pursued, and expects in the foreseeable future to pursue, foreign acquisition opportunities in markets where Cargill Financial has a presence.

     Asset Analysis and Underwriting

     Prior to making an offer to acquire any Portfolio, Commercial Corp. performs an extensive evaluation of the assets that comprise the Portfolio. If, as is often the case, the Portfolio Assets are nonhomogeneous, Commercial Corp. will evaluate all individual assets determined to be significant to the total of the proposed purchase. If the Portfolio Assets are homogenous in nature, a sample of the assets comprising the Portfolio is selected for evaluation. The evaluation of an individual asset generally includes analyzing the credit and collateral file or other due diligence information supplied by the seller. Based upon such seller-provided information, Commercial Corp. will undertake additional evaluations of the asset which, to the extent permitted by the seller, will include site visits to and environmental reviews of the property securing the loan or the asset proposed to be purchased. Commercial Corp. will also analyze relevant local economic and market conditions based on information obtained from its prior experience in the market or from other sources, such as local appraisers, real estate principals, realtors and brokers.

     The evaluation further includes an analysis of an asset's projected cash flow and sources of repayment, including the availability of third party guarantees. Commercial Corp. values loans (and other assets included in a portfolio) on the basis of its estimate of the present value of estimated cash flow to be derived in the resolution process. Once the cash flow estimates for a proposed purchase and the financing and partnership structure, if any, are finalized, Commercial Corp. can complete the determination of its proposed purchase price for the targeted Portfolio Assets. Purchases are subject to purchase and sale agreements between the seller and the purchasing affiliate of Commercial Corp.

  Servicing

     After a Portfolio is acquired, Commercial Corp. assigns it to an account servicing officer who is independent of the officer that performed the due diligence evaluation in connection with the purchase of the Portfolio. Portfolio Assets are serviced either at the Company's headquarters or in one of Commercial Corp.'s other offices. Commercial Corp. generally establishes servicing operations in locations in close proximity to significant concentrations of Portfolio Assets. Most of such offices are considered temporary and are reviewed for closing after the assets in the geographic region surrounding the office are substantially resolved. The assigned account servicing officer develops a business plan and budget for each asset based upon an independent review of the cash flow projections developed during the investment evaluation, a physical inspection of each asset or the collateral underlying the related loan, local market conditions and discussions with the relevant borrower. Budgets are periodically reviewed and revised as necessary. Commercial Corp. employs loan tracking software and other operational systems that are generally similar to systems used by commercial banks, but which have been enhanced to track both the collected and the projected cash flows from Portfolio Assets.

     To date, the net present value of Commercial Corp.'s cash flows from serviced assets has exceeded initial projections. Because of this success, Commercial Corp. has been able to structure securitization and structured financing transactions based upon cash flow projections expected to be derived from Portfolio Assets. The basis for such transactions differs from traditional securitization structures in which the execution levels are predicated upon the existence of an underlying contractual stream of cash flows from periodic payments on underlying loans. Transactions completed by Commercial Corp. to date have been based not only on the cash flow from performing assets but also the projected cash flows from nonperforming assets such as unoccupied real estate and raw land parcels. Commercial Corp. believes that its success in predicting cash flows from Portfolio Assets has permitted it to access the securitization markets on attractive terms.

     Commercial Corp. services all of the Portfolio Assets owned for its own account, all of the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, Portfolio Assets owned by related third parties. In connection with the Acquisition Partnerships, Commercial Corp. earns a servicing fee of between 3% and 8% of gross cash collections generated in the Acquisition Partnerships rather than a periodic management fee based on the Face Value of the asset being serviced. The rate of servicing fee charged is a function of the average Face Value of the assets within each pool being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range).

     Structure and Financing of Portfolio Asset Purchases

     Portfolio Assets are acquired for the account of a subsidiary of Commercial Corp. and through the Acquisition Partnerships. Portfolio Assets owned directly by a subsidiary of Commercial Corp. are financed with cash contributed by Commercial Corp. and secured senior debt that is recourse only to such subsidiary.

     Each Acquisition Partnership is a separate legal entity, generally formed as a limited partnership. Commercial Corp. and an investor typically form a corporation to serve as the corporate general partner of each Acquisition Partnership. Generally, Commercial Corp. and the investor each own 50% of the general partner and a 49% limited partnership interest in the Acquisition Partnership (the general partner owns the other 2% interest). Cargill Financial or its affiliates are the investor in the vast majority of the Acquisition Partnerships currently in existence. See "-- Relationship with Cargill Financial." Certain institutional investors have also held limited partnership interests in the Acquisition Partnerships and may hold interests in the related corporate general partners. Acquisition Partnerships may also be formed as a trust, corporation or other type of entity.

     The Acquisition Partnerships generally are financed by debt secured only by the assets of the individual entity and are nonrecourse to the Company, Commercial Corp., its co-investors and the other Acquisition Partnerships. Commercial Corp. believes that such legal structure insulates it, the Company and the other Acquisition Partnerships from certain potential risks, while permitting Commercial Corp. to share in the economic benefits of each Acquisition Partnership. Prior to the Merger, a significant portion of the funding for each Acquisition Partnership was provided in the form of subordinated debt provided by Cargill Financial. Because the Merger increased the capital available to Commercial Corp., the need for subordinated debt has been substantially eliminated, enabling Commercial Corp. to commit a larger portion of its own funds to the Acquisition Partnerships. In addition, the Merger has enhanced Commercial Corp.'s capacity to invest in Portfolios without the participation of an investment partner.

     Senior secured acquisition financing currently provides the majority of the funding for the purchase of Portfolios. Commercial Corp. and the Acquisition Partnerships have relationships with a number of senior lenders including Nomura Securities, Inc. ("Nomura"), Cargill Financial and others. Senior acquisition financing is obtained at variable interest rates ranging from LIBOR to prime based pricing with negotiated spreads to the base rates. The final maturity of the senior secured acquisition debt is normally two years from the date of funding of each advance under the facility. The terms of the senior acquisition debt of the Acquisition Partnerships generally allow, under certain conditions, distributions to equity partners before the debt is repaid in full.

     Prior to maturity of the senior acquisition debt, the Acquisition Partnerships typically refinance the senior acquisition debt with long-term debt secured by the assets of partnerships or transfer assets from the Portfolios to special purpose entities to effect structured financings or securitization transactions. Such long-term debt generally accrues interest at a lower rate than the senior acquisition debt, has collateral terms similar to the senior acquisition debt, and permits distributions of excess cash flow generated by the partnership to the equity partners so long as the partnership is in compliance with applicable financial covenants.

     Relationship with Cargill Financial

     Cargill Financial, a diversified financial services company, is a wholly owned subsidiary of Cargill, Incorporated, which is generally regarded as one of the world's largest privately-held corporations and has offices worldwide. Cargill Financial and its affiliates provide significant debt and equity financing to the Acquisition Partnerships. In addition, Commercial Corp. believes its relationship with Cargill Financial significantly enhances Commercial Corp.'s credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into other businesses and foreign markets.

     Under a Right of First Refusal Agreement and Due Diligence Reimbursement Agreement effective as of January 1, 1998 (the "Right of First Refusal Agreement") among the Company, FirstCity Servicing Corporation, Cargill Financial and its wholly owned subsidiary CFSC Capital Corp. II ("CFSC"), if the Company receives an invitation to bid on or otherwise obtains an opportunity to acquire interests in domestic loans, receivables, real estate or other assets in which the aggregate amount to be bid exceeds $4 million, the Company is required to follow a prescribed notice procedure pursuant to which CFSC has the option to participate in the proposed purchase by requiring that such purchase or acquisition be effected through an Acquisition Partnership formed by the Company and Cargill Financial (or an affiliate). The Right of First Refusal Agreement does not prohibit the Company from holding discussions with entities other than CFSC regarding potential joint purchases of interests in loans, receivables, real estate or other assets, provided that any such purchase is subject to CFSC's right to participate in the Company's share of the investment. The Right of First Refusal Agreement further provides that, subject to certain conditions, CFSC will bear 50% of the due diligence expenses incurred by the Company in connection with proposed asset purchases. The Right of First Refusal Agreement is an amendment and extension of a similar agreement entered into among the Company, certain members of the Company's management and Cargill Financial in 1992. The Right of First Refusal Agreement terminates on January 1, 2000.

     Business Strategy

     Historically, Commercial Corp. has leveraged its expertise in asset resolution and servicing by investing in a wide variety of asset types across a broad geographic scope. Commercial Corp. continues to follow this investment strategy and seeks expansion opportunities into new asset classes and geographic areas when it believes it can achieve attractive risk adjusted returns. The following are the key elements of Commercial Corp.'s business strategy in the portfolio acquisition and resolution business:

     - Niche markets. Commercial Corp. will continue to pursue profitable private market niches in which to invest. The niche investment opportunities that Commercial Corp. has pursued to date include (i) the acquisition of improved or unimproved real estate, including excess retail sites, (ii) periodic purchases of single financial or real estate assets from banks and other financial institutions with which Commercial Corp. has established relationships, and from a variety of other sellers that are familiar with the Company's reputation for acting quickly and efficiently and (iii) the purchase of charged-off credit card receivables.

     - Emphasis on smaller Portfolios. Generally, Commercial Corp. seeks purchases of Portfolio Assets with a purchase price of less than $100 million in order to avoid large portfolio offerings that attract larger institutional purchasers and hedge funds, which have lower threshold return requirements and lower funding costs than Commercial Corp.

     - Foreign markets. Commercial Corp. believes that the foreign markets for distressed assets are less developed than the U.S. market, and therefore provide a greater opportunity to achieve attractive risk adjusted returns. Commercial Corp. has purchased Portfolio Assets in France and expects to continue to seek purchase opportunities outside of the United States.

     Commercial Lending Opportunities

     Commercial Corp.'s extensive experience in the asset acquisition and resolution business has led to numerous opportunities to originate commercial loans. In most cases, the prospective borrower was unwilling or unable to meet a traditional lenders' requirements or found that a traditional lender could not or would not be responsive within a short time frame. In some cases, the prospective borrower was already aware of Commercial Corp.'s familiarity and comfort with a particular type of collateral, such as lodging properties, small commercial real estate developments, franchisee properties or small multi-family projects. In Commercial Corp.'s view, its extensive experience in servicing difficult distressed asset credits qualifies it to originate, and service, commercial loans. To that end, Commercial Corp. is currently evaluating the possibility of making debtor-in-possession loans to borrowers in bankruptcy reorganization proceedings, mezzanine loans or venture capital investments in emerging growth company situations and commercial loans meeting the underwriting and other standards of qualification for a Small Business Administration guarantee. Commercial Corp. is also analyzing the special funding needs of borrowers who are franchisees, and is considering the factoring of receivables.

     Commercial Corp. expects that it will analyze other commercial lending opportunities as they arise. In some cases, the opportunity might be a unique and defined lending opportunity. In others, an attractive opportunity would be characterized by a flow of lending opportunities, such as in the factoring business. Commercial Corp. will also entertain the opportunity to joint venture with businesses already in the targeted business activity but which need additional capital or funding and the servicing expertise of Commercial Corp.

CONSUMER LENDING

     The Company conducts all of its consumer receivable origination activities through FirstCity Consumer Lending Corporation and its subsidiaries ("Consumer Corp."). Consumer Corp.'s current focus is on the origination and servicing of sub-prime consumer loans. Such loans are extended to borrowers who evidence an ability and willingness to repay credit, but have experienced an adverse event, such as a job loss, illness or divorce, or have had past credit problems, such as delinquency, bankruptcy, repossession or charge-offs. The significant majority of Consumer Corp.'s current business is focused on the sub-prime automobile sector, with each loan funded after individual underwriting and pricing of each proposed extension of credit.

  Market Background

     The sub-prime automobile finance business has been characterized by several factors that the Company believes increase its likelihood of being able to build a successful sub-prime automobile finance business. Within the past several years, significant amounts of new capital have become available, thereby allowing a large number of new market participants to originate loans to sub-prime automobile borrowers. This increase in competition led to reduced credit underwriting standards and lower dealer discounts as lenders sought to maintain earnings by increasing loan origination levels. In the Company's view, too little attention was paid to both the importance of matching the discount to the expected loss per occurrence and the special effort required to service a sub-prime automobile loan. Because of many notable failures, especially among mono-line automobile finance businesses, the Company believes that the opportunity now exists to increase market share by providing a fully underwritten loan product that utilizes risk-adjusted pricing to franchised automobile dealerships that seek a steady source of funding supported by meaningful and responsive service.

  Consumer Corp. Background

     Through its Portfolio Asset acquisition and resolution business, the Company has acquired approximately $580 million in Face Value of distressed consumer loans. In addition, through its wholly owned subsidiary, FirstCity Servicing Corporation of California ("Consumer Servicing") the Company has extensive experience in the servicing of distressed sub-prime automobile loans.

     The Company's initial venture into the sub-prime automobile market involved the acquisition of a distressed sub-prime automobile loan portfolio from a secured lender. In addition to acquiring the distressed loans, the Company acquired the equity of the company that operated the program through which the loans had been originated. This program involved the indirect acquisition of automobile loans from financial intermediaries that had direct contact with automobile dealerships. The Company was required to purchase loans that satisfied minimum contractual underwriting standards and was not permitted to negotiate purchase discounts for a loan based on the individual risk profile of the loan and the borrower. After operating this program for approximately 15 months, the Company concluded that the contractual underwriting standards and purchase discounts on which the program was based were insufficient to generate sub-prime automobile loans of acceptable quality to the Company. As a result, the Company terminated its obligations with the financial institutions participating in such origination program effective as of January 31, 1998.

     With the benefit of the experience gained by the Company through its initial attempt at originating acceptable sub-prime automobile loans, the Company began, in early 1997, to explore other business models that it felt would be successful in the current market environment. This investigation and research resulted in the formation, during the third quarter of 1997, of FirstCity Funding Corporation ("Funding Corp."), 80% of which is owned by the Company and 20% of which is owned by Funding Corp.'s management team. Funding Corp.'s management team is experienced in the automobile finance business, with significant prior experience in the sales and finance activities of franchised dealerships. Funding Corp.'s business model is predicated upon the acquisition of newly originated sub-prime automobile finance contracts at a price that is adjusted to reflect the expected loss per occurrence on defaulted contracts. The approach emphasizes service to the dealership and a steady source of funding for contracts that meet Funding Corp.'s underwriting and pricing criteria. In addition, all loans are serviced by Consumer Servicing, which is dedicated exclusively to the servicing of consumer loans originated or acquired by Consumer Corp.

     Consumer Corp. and the management shareholders of Funding Corp. entered into a shareholders' agreement in connection with the formation of Funding Corp. in September 1997. Commencing on the fifth anniversary of such agreement, Consumer Corp. and the management shareholders have put and call options with respect to the stock of Funding Corp. held by the other party, which will be priced at a mutually agreed upon fair market value.

  Product Description

     Consumer Corp. currently acquires and originates loans, secured by automobiles, to borrowers who have had past credit problems or have little or no credit experience. Such loans are individually underwritten to Consumer Corp.'s underwriting and credit guidelines. See "-- Loan Acquisition and Underwriting." The collateral for the loan generally is a used automobile purchased from a franchised automobile dealership. The loans generally have a term of no more than 60 months and generally accrue interest at the maximum rate allowed by applicable state law.

  Origination Channels

     Through a sales staff managed by professionals with an extensive automobile dealership background, Funding Corp. markets its loan products and dealership services directly to participating franchised automobile dealerships. Funding Corp. currently maintains approximately 250 automobile dealership relationships in Texas, Missouri and Oklahoma. Near term plans call for expansion into other states as staffing levels, licensing and training permit. Funding Corp. is targeting expansion into states that offer attractive opportunities due to population growth, attractive consumer lending rate environments and lender-friendly repossession and collection remedies with respect to defaulting borrowers.

     The dealership servicing and marketing staff of Funding Corp. consists of eight marketing representatives who work with dealers that submit funding applications to Funding Corp. These marketing representatives call upon new dealership prospects within the current marketing territories and work with existing dealerships to solicit additional loan acquisition opportunities. All of the marketing staff are full time employees of Funding Corp. and have completed an extensive training program. In addition to the initial training, weekly updates with the marketing representatives and monthly meetings for the entire staff are held to maintain current knowledge of the dealership programs and product offerings.

     Participating dealerships submit funding applications for each prospective loan to Funding Corp.'s home office in Dallas, Texas. Applications are reviewed and checked for completeness and all complete applications are forwarded to a credit analyst for review. Within two hours after receipt of an application, a representative of Funding Corp. will notify the dealership of the terms on which it would acquire the loan, subject to confirmation of the application data. See "-- Loan Acquisition and Underwriting."

     In addition to Funding Corp.'s operations, FirstCity Consumer Finance Corporation ("Consumer Finance"), a wholly owned subsidiary of Consumer Corp., originates loans with borrowers who have established payment records on recently originated automobile receivables through direct marketing to the consumer. Through contractual relationships with third parties, Consumer Finance identifies loan prospects for underwriting, documentation and funding upon final approval of a request for credit. The activities of Consumer Finance are not significant to date, with 20 loans having an aggregate principal balance of approximately $200,000 outstanding at December 31, 1997.

  Loan Acquisition and Underwriting

     Funding Corp. acquires sub-prime automobile loans originated by franchised dealerships under a tiered pricing system. Under its pricing and underwriting guidelines, each loan is purchased in an individually negotiated transaction from the selling dealership only after it has been fully underwritten and independently verified by Funding Corp. A staff of 22 credit and compliance personnel in Funding Corp.'s home office completes the underwriting and due diligence for each funding application. During the compliance phase of the underwriting review, Funding Corp. verifies all pertinent information on a borrower's credit application, including verification of landlord information for borrowers without a mortgage. As an additional check on the quality of the prospective loan, each borrower is personally contacted by Funding Corp. prior to the acquisition of the loan. At such time, all of the details of the proposed transaction are confirmed with the borrower, including the borrower's level of satisfaction with the purchased vehicle.

     Each transaction is individually priced to achieve a risk-adjusted target purchase price, which is expressed as a percentage of the par value of the loan. The tiered pricing structure of Funding Corp. is designed as a guideline for establishing minimum underwriting and pricing standards for the loans to be acquired. The minimum amount of the discount from par for the four tiers ranges from no discount for tier 1 loans to a 10% discount for tier 4 loans. Funding Corp.'s underwriting standards do not permit the purchase of a loan for more than its par value. Other factors impacting the tier level of a loan include, but are not limited to, prior credit history, repossession and bankruptcy history, open credit account status, income minimums, down payment requirements, payment ratio tests and the contract advance amount as a percentage of the wholesale value of the collateral vehicle. The purpose of the tiered underwriting and pricing structure is to acquire loans that are priced in accordance with risk characteristics and the underlying value of the collateral. The process is designed to approve loan applications for borrowers who are likely to pay as agreed, and to minimize the risk of loss on the disposition of the underlying collateral in the event that a default occurs.

     Funding Corp. seeks to acquire loans that have the following characteristics:

     - Loans originated by a new automobile franchised dealership

     - Loans secured by automobiles that have established resale values and a targeted age of approximately two years

     - The borrower has made a substantial down payment on the automobile, which evidences a significant equity commitment

     - The loan is underwritten to provide a debt to income ratio permitting the borrower to comfortably afford the monthly payments

     - The borrower evidences a tendency toward repairing impaired credit

     - Funding Corp.'s purchase price of the contract from the dealership is less than the published wholesale value of the automobile

     From its inception in September 1997 through December 31, 1997, Funding Corp. acquired a total of 502 automobile loans representing an aggregate of approximately $7.1 million in Face Value. The loans had a weighted average coupon rate of 19.1%. The average Face Value of the loans acquired was $14,209, which on average represented approximately 104.3% of the published wholesale value of the financed automobile. Funding Corp. acquired the loans from dealerships at an average discount of approximately 11.4% from their Face Value. As a result, the average amount advanced by Funding Corp. for a particular loan was equal to approximately 92.4% of the published wholesale value of the financed automobile.

     The average automobile financed by Funding Corp. through December 31, 1997 was two and one half years old with approximately 32,000 miles. The average contractual repayment term for the loans acquired by Funding Corp. was 52 months. The ratio of the borrower's monthly debt service amount to the borrower's monthly gross income was, on average, equal to 12.1%.

  Financing Strategy

     Funding Corp. finances its operations with a warehouse credit facility provided by ContiTrade Services L.L.C. ("ContiTrade"), in connection with which ContiFinancial Services Corporation, an affiliate of ContiTrade, has the right to provide advisory and placement services to Funding Corp. for the securitization of acquired loans. Funding Corp. plans to provide permanent financing for its acquired consumer loans through securitizations of pools of loans totaling between $40 and $50 million.

     The securitization transactions are expected to be consummated through the creation of special purpose trusts. The loans will be transferred to a trust in exchange for certificates representing the senior interest in the securitized loans held by the trust and, if applicable, a subordinated interest in the securitized loans. The subordinated interests generally consist of the excess spread between the interest and principal paid by the borrowers on the loans pooled in the securitization and the interest and principal of the senior interests issued in the securitization, and other unrated interests issued in the securitization. The senior interests are subsequently sold to investors for cash. Consumer Corp. may elect to retain the subordinated interests or may sell all or some portion of the subordinated interests to investors for cash. Consumer Corp. anticipates that it will retain the rights to the excess spreads.

     Upon the sale of loans in securitization transactions, the sum of the cash proceeds received and the estimated present values of the subordinated interests less the costs of origination and securitization and the basis in the loans sold results in the gain recognized at the time of the securitization transaction. The present values of the subordinated interests to be recognized by Consumer Corp. are to be determined based upon prepayment, loss and discount rate assumptions that will be determined in accordance with the unique underlying characteristics of the loans comprising each securitization.

  Servicing

     Consumer Servicing, an indirect wholly owned subsidiary of the Company, is responsible for the loan accounting, collection, payment processing, skip tracing and recovery activities associated with the Company's consumer lending activities. Consumer Servicing has extensive experience in servicing automobile loans and the Company believes that Consumer Servicing is a critical element to the Company's ultimate success in the consumer loan business. Consumer Servicing's activities are closely integrated with the activities of Consumer Corp. This enables Consumer Servicing to take advantage of the information regarding the quality of originated credit that is available from a servicer in order to assist in the evaluation and modification of product design and underwriting criteria.

     The staffing of Consumer Servicing consists of 61 personnel, including 34 assigned to customer service and collections and 10 assigned to the special recovery activities associated with assignments for repossession through the liquidation of the collateral (in addition to two individuals at Funding Corp. who work in asset liquidation). This group also coordinates any contract reinstatements, notices of intent to dispose of collateral and recovery of any insurance, warranty or other premium payments subject to recovery in the event of cancellation. An additional staff of seven personnel is dedicated to asset recovery, which includes tracing of individuals who cannot be located, seeking to collect on deficiencies, managing the storage of repossessed vehicles prior to their disposition and physical damage claims on collateral vehicles. An administrative staff handles the special issues associated with borrowers in bankruptcy and the more complicated issues associated with contracts involved in other legal disputes.

     The servicing practices associated with sub-prime loans are extensive. For example, Consumer Servicing personnel contact each borrower three days prior to the payment due date during each of the first three months of the contract. This process assists in avoiding first payment defaults and confirms that the customer can be located. If a borrower is delinquent in payment, an attempt to contact the borrower is made on the first day of delinquency. Continual contact is attempted until the borrower is located and payment is made, or a commitment is made to bring the contract current. If the borrower cannot be contacted, the account may be assigned to Consumer Servicing's asset recovery staff.

     If the borrower does not meet a payment commitment and has not indicated a verifiable and reasonable intention to bring the loan current, the account is assigned to outside agents for repossession at the thirty-third day of delinquency. At such time, the borrower has missed two payments and has not indicated a willingness to enter into a repayment plan. After the collateral is repossessed, the borrower has a limited opportunity to reinstate the obligation under applicable state law by bringing the payment current and reimbursing Consumer Servicing for its repossession expenses. If the loan is not reinstated within the reinstatement period, the collateral is sold by the asset liquidation group. Funding Corp. disposes of repossessed automobiles at auction after a thorough inspection and detailing. A representative of Funding Corp. generally will attend the auction to represent Funding Corp. and ensure that the automobile is properly represented by the auction firm.

  Strategy

     The Company continues to evaluate a number of business opportunities in the consumer sector, which have the capability of generating or acquiring consumer loans that represent identifiable and predictable credit quality and whose return thresholds match or exceed those targeted by the Company. These include secured consumer loan products and certain aspects of direct and indirect unsecured consumer lending. Through contacts with investment banks, business brokers and others in the consumer lending field, the Company seeks acquisition or merger candidates or qualified management teams with which to associate in start-up ventures. As with other aspects of its business, the Company seeks to be opportunistic in targeting additional consumer lending opportunities.

GOVERNMENT REGULATION

     Many aspects of the Company's business are subject to regulation, examination and licensing under various federal, state and local statutes and regulations that impose requirements and restrictions affecting, among other things, the Company's loan originations, credit activities, maximum interest rates, finance and other charges, disclosures to customers, the terms of secured transactions, collection repossession and claims handling procedures, multiple qualification and licensing requirements for doing business in various jurisdictions, and other trade practices.

     Mortgage Banking. The Company's mortgage banking business is subject to extensive and complex rules and regulations of, and examinations by, various federal, state and local government authorities. These rules and regulations impose obligations and restrictions on loan originations, credit activities and secured transactions. In addition, these rules limit the interest rates, finance charges and other fees that Mortgage Corp. and Capital Corp. may assess, mandate extensive disclosure to their customers, prohibit discrimination and impose multiple qualification and licensing obligations. Failure to comply with these requirements may result in, among other things, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits, administrative enforcement actions and civil and criminal liability. The Company believes that its mortgage banking business is in compliance with these rules and regulations in all material respects.

     Loan origination activities are subject to the laws and regulations in each of the states in which those activities are conducted. For example, state usury laws limit the interest rates that can be charged on loans. Lending activities are also subject to various federal laws, including those described below. Mortgage Corp. and Capital Corp. are subject to certain disclosure requirements under the Federal Truth-In-Lending Act ("TILA") and the Federal Reserve Board's Regulation Z promulgated thereunder. TILA is designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loan and credit transactions. TILA also guarantees consumers a three day right to cancel certain credit transactions, including loans of the type originated by Mortgage Corp. and Capital Corp. Such three day right to rescind may remain unexpired for up to three years if the lender fails to provide the requisite disclosures to the consumer.

     Mortgage Corp. and Capital Corp. are also subject to the High Cost Mortgage Act ("HCMA"), which amends TILA. The HCMA generally applies to consumer credit transactions secured by the consumer's principal residence, other than residential mortgage transactions, reverse mortgage transactions or transactions under an open-end credit plan, in which the loan has either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $400 or (ii) an annual percentage rate of more than ten percentage points higher than United States Treasury securities of comparable maturity ("Covered Loans"). The HCMA imposes additional disclosure requirements on lenders originating Covered Loans. In addition, it prohibits lenders from, among other things, (i) originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan and (ii) including prepayment fee clauses in Covered Loans to borrowers with a debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender. The HCMA also restricts, among other things, certain balloon payments and negative amortization features.

     Mortgage Corp. and Capital Corp. are also required to comply with the Equal Credit Opportunity Act ("ECOA") and the Federal Reserve Board's Regulation B promulgated thereunder, the Fair Credit Reporting Act ("FCRA"), the Real Estate Settlement Procedures Act of 1974 ("RESPA"), the Home Mortgage Disclosure Act ("HMDA") and the Federal Fair Debt Collection Procedures Act. Regulation B restricts creditors from requesting certain types of information from loan applicants. FCRA requires lenders, among other things, to supply an applicant with certain disclosures concerning settlement fees and charges and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services. In addition, beginning with loans originated in 1994, an annual report must be filed with the Department of Housing and Urban Development pursuant to HMDA, which requires the collection and reporting of statistical data concerning loan transactions.

     Regulation of Sub-prime Automobile Lending. Consumer Corp.'s automobile lending activities are subject to various federal and state consumer protection laws, including TILA, ECOA, FCRA, the Federal Fair Debt Collection Practices Act, the Federal Trade Commission Act, the Federal Reserve Board's Regulations B and Z, and state motor vehicle retail installment sales acts and other similar laws that regulate the origination and collection of consumer receivables and impact Consumer Corp.'s business. These laws, among other things, (i) require Consumer Corp. to obtain and maintain certain licenses and qualifications, (ii) limit the finance charges, fees and other charges on the contracts purchased,
(iii) require Consumer Corp. to provide specific disclosures to consumers, (iv) limit the terms of the contracts, (v) regulate the credit application and evaluation process, (vi) regulate certain servicing and collection practices, and (vii) regulate the repossession and sale of collateral. These laws impose specific statutory liabilities upon creditors who fail to comply with their provisions and may give rise to defenses to the payment of the consumer's obligation. In addition, certain of the laws make the assignee of a consumer installment contract liable for the violations of the assignor.

     Each dealer agreement contains representations and warranties by the dealer that, as of the date of assignment, the dealer has complied with all applicable laws and regulations with respect to each contract. The dealer is obligated to indemnify Consumer Corp. for any breach of any of the representations and warranties and to repurchase any non-conforming contracts. Consumer Corp. generally verifies dealer compliance with usury laws, but does not audit a dealer's full compliance with applicable laws. There can be no assurance that Consumer Corp. will detect all dealer violations or that individual dealers will have the financial ability and resources either to repurchase contracts or indemnify Consumer Corp. against losses. Accordingly, failure by dealers to comply with applicable laws, or with their representations and warranties under the dealer agreement, could have a material adverse effect on Consumer Corp.

     If a borrower defaults on a contract, Consumer Corp., as the servicer of the contract, is entitled to exercise the remedies of a secured party under the Uniform Commercial Code (the "UCC"), which typically includes the right to repossession by self-help unless such means would constitute a breach of peace. The UCC and other state laws regulate repossession and sales of collateral by requiring reasonable notice to the borrower of the date, time and place of any public sale of collateral, the date after which any private sale of the collateral may be held and the borrower's right to redeem the financed vehicle prior to any such sale, and by providing that any such sale must be conducted in a commercially reasonable manner.

COMPETITION

     All of the business lines in which the Company operates are highly competitive. Some of the Company's principal competitors in certain of its businesses are substantially larger and better capitalized than the Company. Because of these resources, these companies may be better able than the Company to obtain new customers for mortgage or other loan production, to acquire Portfolio Assets, to pursue new business opportunities or to survive periods of industry consolidation.

     The Company encounters significant competition in its mortgage banking business. Mortgage Corp. competes with other mortgage banking companies, mortgage and servicing brokers, commercial banks, savings associations, credit unions, other financial institutions and various other lenders. A number of these competitors have substantially greater financial resources and greater operating efficiencies. Customers distinguish between product and service providers in the industries in which Mortgage Corp. operates for various reasons, including convenience in obtaining the product or service, overall customer service, marketing and distribution channels and pricing (primarily in the form of prevailing interest rates). Competition for Mortgage Corp. is particularly affected by fluctuations in interest rates. During periods of rising interest rates, competitors of Mortgage Corp. who have locked into lower borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit Mortgage Corp.'s customers to refinance their loans.

     The Company believes that it is one of the largest, independent, full-service companies in the distressed asset business. There are, however, no published rankings available, because many of the transactions that would be used for ranking purposes are with private parties. Generally, there are three aspects of the distressed asset business: due diligence, principal activities, and servicing. The Company is a major participant in all three areas, whereas certain of its competitors (including certain securities and banking firms) have historically competed primarily as portfolio purchasers, as they have customarily engaged other parties to conduct due diligence on potential portfolio purchases and to service acquired assets, and certain other competitors (including certain banking and other firms) have historically competed primarily as servicing companies.

     The Company believes that its ability to acquire Portfolios for its own account and through Acquisition Partnerships will be an important aspect of the Company's overall future growth. Acquisitions of Portfolios are often based on competitive bidding, which involves the danger of bidding too low (which generates no business), or bidding too high (which could win the Portfolio at an economically unattractive price).

     The sub-prime automobile finance market is highly fragmented and very competitive. There are numerous financial services companies serving, or capable of serving, this market, including traditional financial institutions such as banks, savings and loans, credit unions, and captive finance companies owned by automobile manufacturers, and other non-traditional consumer finance companies, many of which have significantly greater financial and other resources than the Company.

     The Company also encounters significant competition in its other businesses. Within the Home Equity Loan securitization businesses, access to and the cost of capital are critical to the Company's ability to compete. Many of the Company's competitors have superior access to capital sources and can arrange or obtain lower cost of capital for customers.

EMPLOYEES

     The Company had 1,186 employees as of December 31, 1997. No employee is a member of a labor union or party to a collective bargaining agreement. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES.

     FirstCity leases all its office locations. FirstCity leases its current headquarters building from a related party under a noncancellable operating lease which expires December 2001. All leases of the other offices of FirstCity and subsidiaries expire prior to 2005.

ITEM 3. LEGAL PROCEEDINGS.

     Periodically, FirstCity, its subsidiaries, its affiliates and the Acquisition Partnerships are parties to or otherwise involved in legal proceedings arising in the normal course of business. FirstCity does not believe that there is any proceeding threatened or pending against it, its subsidiaries, its affiliates or the Acquisition Partnerships which, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations or liquidity of FirstCity, its subsidiaries, its affiliates or the Acquisition Partnerships.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                        COMMON AND PREFERRED STOCK DATA

     FirstCity's common stock, $.01 par value per share (the "Common Stock")
(FCFC), and its special preferred (FCFCP) and adjusting rate preferred (FCFCO) stock are listed on the Nasdaq National Market System. The number of common stockholders of record on March 24, 1998 was approximately 515. High and low stock prices and dividends in 1997 and 1996 are displayed in the following table:

                                           1997                           1996
                                ---------------------------    ---------------------------
                                 MARKET PRICE       CASH        MARKET PRICE       CASH
                                ---------------   DIVIDENDS    ---------------   DIVIDENDS
        QUARTER ENDED            HIGH     LOW       PAID        HIGH     LOW       PAID
        -------------           ------   ------   ---------    ------   ------   ---------
Common Stock:
  March 31....................  $29.50   $23.00    $   --      $22.88   $18.25     $  --
  June 30.....................   27.75    20.00        --       29.00    18.75        --
  September 30................   29.00    23.88        --       29.50    24.63        --
  December 31.................   30.75    25.25        --       31.88    27.75        --
Special Preferred Stock:
  March 31....................  $23.88   $22.88    $.7875      $24.75   $23.13     $  --
  June 30.....................   24.38    22.88     .7875       25.75    24.13        --
  September 30................   24.00    21.88     .7875       26.50    25.31        --
  December 31.................   23.00    21.88     .7875       26.50    22.00      3.92(1)
Adjusting Rate Preferred
  Stock:
  March 31....................  $   --   $   --    $   --      $   --   $   --     $  --
  June 30.....................      --       --        --          --       --
  September 30(2).............   23.50    22.00        --          --       --        --
  December 31.................   23.00    21.00     .7875          --       --        --

---------------

(1) Accrued dividend from July 3, 1995 through September 30, 1996.

(2) Beginning August 13, 1997.

     The Company has never declared or paid a dividend on the Common Stock. The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate that it will declare or pay any dividends on the Common Stock in the foreseeable future. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. The Company Credit Facility and substantially all of the credit facilities to which the Company's subsidiaries and the Acquisition Partnerships are parties contain restrictions relating to the payment of dividends and other distributions.

ITEM 6. SELECTED FINANCIAL DATA.

     The Harbor Merger, which occurred in July 1997, was accounted for as a pooling of interests. The Company's historical financial statements have therefore been retroactively restated to include the financial position and results of operations of Mortgage Corp. for all periods presented. Earnings per share has been calculated in conformity with SFAS No. 128, Earnings Per Share, and all prior periods have been restated.

The Selected Financial Data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report and with the related Consolidated Financial Statements and Notes thereto under Item 8 of this Report.

                            SELECTED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          1997        1996        1995        1994       1993
                                        --------    --------    --------    --------    -------
Income................................  $129,622    $ 99,089    $ 59,965    $ 40,865    $39,030
Expenses..............................   109,322      73,709      43,521      32,649     28,801
Net earnings before minority interest,
  preferred dividends and income
  taxes...............................    20,300      25,380      16,444       8,216     10,189
Net earnings before minority interest
  and preferred dividends(1)..........    35,785      39,129      15,244       5,445      6,799
Redeemable preferred dividends........     6,203       7,709       3,876          --         --
Net earnings to common
  shareholders(1).....................    29,425      31,420      11,368       5,445      6,799
Net earnings per common
  share -- Basic(1)...................      4.51        4.83        2.18        1.32       1.65
Net earnings per common share --
  Diluted(1)..........................      4.46        4.79        2.18        1.32       1.65
Dividends per common share............        --          --          --          --         --
At year end:
  Total assets........................   940,119     425,189     439,051     105,812     92,872
  Total notes payable.................   750,781     266,166     317,189      72,843     66,420
  Preferred stock.....................    41,908      53,617      55,555          --         --
Total common equity...................   112,758      84,802      52,788      27,122     19,359

---------------

(1) Includes $15.5 million and $13.7 million, respectively, of deferred tax benefits in 1997 and 1996

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a diversified financial services company engaged in residential and commercial mortgage banking, Portfolio Asset acquisition and resolution and consumer lending. The mortgage banking business involves the origination, acquisition and servicing of residential and commercial mortgage loans and the subsequent warehousing, sale or securitization of such loans through various public and private secondary markets. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to Face Value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries. The Company also seeks opportunities to originate and retain high yield commercial loans to businesses and to finance real estate projects that are unable to access traditional lending sources. The consumer lending business involves the acquisition, origination, warehousing, securitization and servicing of consumer receivables. The Company's current consumer lending operations are focused on the acquisition of sub-prime automobile receivables.

     The Company's financial results are affected by many factors including levels of and fluctuations in interest rates, fluctuations in the underlying values of real estate and other assets, and the availability and prices for loans and assets acquired in all of the Company's businesses. The Company's business and results of operations are also affected by the availability of financing with terms acceptable to the Company and the Company's access to capital markets, including the securitization markets.

     The Company consummated the Merger of J-Hawk and FCBOT in July 1995. The Company's financial statements reflect the Merger as an acquisition of FCBOT by J-Hawk. For periods prior to July 1995 (with the exception of the restatement for the Harbor Merger), the Company's financial statements reflect the activities of J-Hawk. During such periods, J-Hawk was principally engaged in the Portfolio Asset acquisition and resolution business. The Harbor Merger, which occurred in July 1997, was accounted for as a pooling of interests. The Company's historical financial statements have therefore been retroactively restated to include the financial position and results of operations of Mortgage Corp. for all periods presented. As a result of the

Merger, the Harbor Merger and the significant period to period fluctuations in the revenues and earnings of the Company's Portfolio Asset acquisition and resolution business, period to period comparisons of the Company's results of operations may not be meaningful.

ANALYSIS OF REVENUES AND EXPENSES

     The following table summarizes the revenues and expenses of each of the Company's businesses and presents the contribution that each business makes to the Company's operating margin.

                       ANALYSIS OF REVENUES AND EXPENSES

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                     (IN THOUSANDS,
                                                                 EXCEPT PER SHARE DATA)
MORTGAGE BANKING:
  Revenues:
     Net mortgage warehouse income..........................  $ 3,499    $ 3,224    $ 2,355
     Gain on sale of mortgage loans.........................   36,496     19,298      7,864
     Servicing fees.........................................   14,732     10,079      6,508
     Other..................................................   10,999      5,019      3,715
                                                              -------    -------    -------
          Total.............................................   65,726     37,620     20,442
  Expenses:
     Salaries and benefits..................................   30,398     16,105      8,673
     Amortization of mortgage servicing rights..............    7,550      4,091      3,823
     Interest on other notes payables.......................    1,187        423        437
     Occupancy, data processing, communication and other....   20,705     11,013      6,734
                                                              -------    -------    -------
          Total.............................................   59,840     31,632     19,667
                                                              -------    -------    -------
  Operating contribution before direct taxes................  $ 5,886    $ 5,988    $   775
                                                              =======    =======    =======
  Operating contribution, net of direct taxes...............  $ 7,975    $ 3,724    $   511
                                                              =======    =======    =======
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Gain on resolution of Portfolio Assets.................  $24,183    $19,510    $11,984
     Equity in earnings of Acquisition Partnerships.........    7,605      6,125      3,834
     Servicing fees.........................................   11,513     12,440     10,903
     Other..................................................    4,402      6,592      4,205
                                                              -------    -------    -------
          Total.............................................   47,703     44,667     30,926
  Expenses:
     Salaries and benefits..................................    5,353      6,002      4,500
     Interest on other notes payable........................    7,084      6,447      3,931
     Asset level expenses, occupancy, data processing and
       other................................................   11,774     10,862      5,814
                                                              -------    -------    -------
          Total.............................................   24,211     23,311     14,245
                                                              -------    -------    -------
  Operating contribution before direct taxes................  $23,492    $21,356    $16,681
                                                              =======    =======    =======
  Operating contribution, net of direct taxes...............  $23,299    $21,210    $15,745
                                                              =======    =======    =======
CONSUMER LENDING:
  Revenues:
     Interest income........................................  $ 9,649    $ 3,604    $    --
     Servicing fees and other...............................      632         46         --
                                                              -------    -------    -------
          Total.............................................   10,281      3,650         --

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                     (IN THOUSANDS,
                                                                 EXCEPT PER SHARE DATA)
  Expenses:
     Salaries and benefits..................................    2,959        698         --
     Provision for loan losses..............................    6,613      2,029         --
     Interest on other notes payable........................    3,033      1,284         --
     Occupancy, data processing and other...................    3,414      1,469         --
                                                              -------    -------    -------
          Total.............................................   16,019      5,480
                                                              -------    -------    -------
  Operating contribution before direct taxes................  $(5,738)   $(1,830)   $    --
                                                              =======    =======    =======
  Operating contribution, net of direct taxes...............  $(5,741)   $(1,830)   $    --
                                                              =======    =======    =======
CORPORATE OVERHEAD:
  Interest income on Class A Certificate(1).................  $ 3,553    $11,601    $ 8,597
  Interest expense on senior subordinated notes.............       --     (3,892)    (4,721)
  Salaries and benefits, occupancy, professional and other
     income and expenses, net...............................   (5,275)    (7,843)    (4,888)
                                                              -------    -------    -------
          Total.............................................   (1,722)      (134)    (1,012)
                                                              -------    -------    -------
  Deferred tax benefit......................................   13,592     16,159         --
  Harbor Merger related expenses............................   (1,618)        --         --
                                                              -------    -------    -------
  Net earnings before minority interest and preferred
     dividends..............................................   35,785     39,129     15,244
  Minority interest.........................................     (157)        --         --
  Preferred dividends.......................................   (6,203)    (7,709)    (3,876)
                                                              -------    -------    -------
          Net earnings to common shareholders...............  $29,425    $31,420    $11,368
                                                              =======    =======    =======
SHARE DATA:
  Net earnings per common share -- basic....................  $  4.51    $  4.83    $  2.18
  Net earnings per common share -- diluted..................  $  4.46    $  4.79    $  2.18
  Weighted average common shares outstanding -- basic.......    6,518      6,504      5,223
  Weighted average common shares outstanding -- diluted.....    6,591      6,556      5,223

---------------

(1) Represents dividends on preferred stock accrued or paid prior to June 30, 1997 and interest paid on outstanding senior subordinated notes.

MORTGAGE BANKING

     The primary components of revenues derived by Mortgage Corp. and Capital Corp. are net mortgage warehouse income, gain on sale of mortgage loans, servicing fees earned for loan servicing activities, and other miscellaneous sources of revenues associated with the origination and servicing of residential and commercial mortgages. The principal components of expenses of Mortgage Corp. and Capital Corp. are salaries and employee benefits, amortization of originated and acquired mortgage servicing rights, interest expense and other general and administrative expenses. The following paragraphs describe the principal factors affecting each of the significant components of revenues of Mortgage Corp. and Capital Corp. The following table presents selected information regarding the revenues and expenses of the Company's mortgage banking business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                MORTGAGE BANKING

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
WAREHOUSE INVENTORY:
  Average inventory balance............................  $  329,112    $  138,035    $   59,823
  Net mortgage warehouse income:
     Dollar amount.....................................       3,499         3,224         2,355
     Percentage of average inventory balance...........        1.06%         2.34%         3.94%
GAIN ON SALE OF MORTGAGE LOANS:
  Gain on sale of mortgage loans as a percentage of
     loans sold:
     Residential.......................................        0.98%         1.16%         1.27%
     Home Equity.......................................        3.55%           --            --
  OMSR income as a percentage of residential mortgage
     loans sold........................................        1.75%         1.79%         1.82%
SERVICING REVENUES:
  Average servicing portfolios:
     Residential.......................................  $3,661,031    $2,144,298    $1,262,497
     Commercial........................................   1,134,348       109,581       124,710
     Sub-serviced......................................     741,174       305,149            --
  Servicing fees:
     Residential.......................................  $   13,091    $    9,625    $    6,394
     Commercial........................................         809           126           114
     Sub-serviced......................................         832           328            --
                                                         ----------    ----------    ----------
          Total........................................      14,732        10,079         6,508
  Annualized servicing fee percentage:
     Residential.......................................        0.36%         0.45%         0.51%
     Commercial........................................        0.07%         0.11%         0.09%
     Sub-serviced......................................        0.11%         0.11%           --
  Gain on sale of servicing rights.....................  $    4,246    $    2,641    $    2,011
  Amortization of servicing rights:
     Servicing rights amortization.....................  $    7,481    $    4,091    $    3,823
     Servicing rights amortization as a percentage of
       average servicing portfolio.....................        0.20%         0.19%         0.30%
PERSONNEL:
  Personnel expenses...................................  $   30,398    $   16,105    $    8,673
  Number of personnel (at period end):
     Production........................................         586           319           225
     Servicing.........................................         118            93            49
     Other.............................................         255           155            98
                                                         ----------    ----------    ----------
          Total........................................         959           567           372
     Salaried..........................................          87%           84%           82%
     Commission........................................          13%           16%           18%

  Net Mortgage Warehouse Income

     Mortgage Corp. originates or acquires residential mortgage loans, which are recorded as mortgage loans held for sale and financed under warehouse credit facilities pending sale. The difference between interest income on the originated or acquired loans and the cost of warehouse borrowings is recorded as net mortgage warehouse income. The amount of recorded net mortgage warehouse income varies with the average volume of loans in the warehouse and the spread between the coupon rate of interest on the loans and the interest cost of the warehouse credit facility.

  Gain on Sale of Mortgage Loans

     Residential mortgage loans originated or acquired by Mortgage Corp. currently are accumulated in inventory and held for sale. The disposition of the loans generally produces a gain. Such gains result from the cash sale of the mortgage loans and the additional recognition of the value of mortgage servicing rights as proceeds, less the basis of the mortgage loans sold.

     As of December 31, 1997, Capital Corp. had not completed a securitization of Home Equity Loans. The portion of the Company's mortgage banking business conducted through Capital Corp. is devoted to the acquisition of Home Equity Loans with the expectation that they will be pooled and sold in public or private securitization transactions. Gains on the securitization and sale of Home Equity Loans represent the amount by which the proceeds received (including the estimated value of retained subordinated interests) exceed the basis of the Home Equity Loans and the costs associated with the securitization process. The retained interests will be valued at the discounted present value of the cash flows expected to be realized over the anticipated average life of the assets sold after deducting future estimated credit losses, estimated prepayments, servicing fees and other securitization fees related to the Home Equity Loans sold. The recorded value of retained interests will be computed using Capital Corp.'s assumptions of market discount rates, prepayment speeds, default rates, credit losses and other costs based upon the unique underlying characteristics of the Home Equity Loans comprising each securitization.

     Capital Corp. expects that the assumptions it will use in its securitization transactions will include discount rates of 15% and prepayment speeds at annualized rates starting at approximately 4% per year and, depending upon the mix of fixed and variable rate and prepayment penalty provisions of the underlying loans, increasing to 25% to 40% per year. Loss assumptions are expected to vary depending upon the mix of the credit quality and loan to value characteristics of the underlying loans that are securitized. The actual assumptions used by Capital Corp. in its securitization transactions will vary based on numerous factors, including those listed above, and there can be no assurance that actual assumptions will correspond to Capital Corp.'s current expectations.

  Servicing Fees and Amortization of Mortgage Servicing Rights

     A significant component of Mortgage Corp.'s residential mortgage banking business is attributable to the future right to service the residential mortgage loans it originates or acquires. Mortgage Corp. generally retains the servicing right upon the sale of the originated loan (and expects to retain such rights upon securitization) and records the value of such right as mortgage servicing rights on its balance sheet. Subsequently, Mortgage Corp. earns revenues as compensation for the servicing activities it performs. Mortgage Corp. amortizes the mortgage servicing right asset as a periodic expense to allocate the cost of the servicing right to the income generated on a periodic basis.

     The recorded values of mortgage servicing rights are reviewed on a quarterly basis by comparing the fair market value of these rights as determined by a third party to their recorded values. Based on this review, Mortgage Corp. either adjusts amortization rates of such mortgage servicing rights or, if there is any impairment in value, records a charge to earnings in the period during which such impairment is deemed to have occurred. The fair market value of mortgage servicing rights is heavily impacted by the relative levels of residential mortgage interest rates. When interest rates decline, underlying loan prepayment speeds generally increase. Prepayments in excess of anticipated levels will cause actual fair market values of mortgage servicing rights to be less than recorded values thereby resulting in increases in the rates of amortization, or a revaluation of recorded mortgage servicing rights as described above.

     A decline in interest rates generally contributes to higher levels of mortgage loan origination (particularly refinancings) and the related recognition of increased levels of gain on sale of mortgage loans. The ability of Mortgage Corp. to originate loans and its ability to regenerate the recorded value of its servicing portfolio on an annualized basis also provides Mortgage Corp. with the ability to approximately replace the recorded value of its residential servicing portfolio in a one-year time frame, based upon current origination levels. Loans originated during periods of relatively low interest rates generate servicing rights with a higher overall value due to the decreased probability of future prepayment by the borrower. Accordingly, Mortgage Corp. believes that it has an inherent hedge against a significant and swift decline in the value of its recorded mortgage servicing rights. There can be no assurance that, in the long term, Mortgage Corp. will be able to continue to maintain an even balance between the production capacity of its origination network and the principal value of its servicing portfolio.

     In an environment of increasing interest rates, the rate of current and projected future prepayments decreases, resulting in increases in fair market values of mortgage servicing rights. Although the Company does not recognize gain as a result of such increases in fair market values, it may decrease the rate of amortization of the mortgage servicing rights. In addition, in periods of rising interest rates, mortgage loan origination rates generally decline.

  Other

     In its commercial mortgage business, Mortgage Corp. generates loan origination fees paid by commercial borrowers for underwriting and application activities performed by Mortgage Corp. as a correspondent of various insurance company and conduit lenders. In addition, Mortgage Corp. generates other fees and revenues from various activities associated with originating and servicing residential and commercial mortgage loans and in its construction lending activities. Mortgage Corp. has in the past sold, and may in the future sell, a portion of its rights to service residential mortgage loans. The results of such sales are recorded as gains on sales of mortgage servicing rights and reflected as a component of other revenue.

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     Revenues at Commercial Corp. consist primarily of cash proceeds on disposition of assets acquired in Portfolio Asset acquisitions for Commercial Corp.'s own account and its equity in the earnings of affiliated Acquisition Partnerships. In addition, Commercial Corp. derives servicing fees from Acquisition Partnerships for the servicing activities performed related to the assets held in the Acquisition Partnerships. Following the Merger, Commercial Corp. serviced assets held in an affiliated liquidating trust created for the benefit of former FCBOT shareholders (the "Trust") and derived servicing fees for its activities under a servicing agreement between the Trust and Commercial Corp. During the first quarter of 1997, the Trust terminated the servicing agreement and paid Commercial Corp. a termination payment of $6.8 million representing the present value of servicing fees projected to have been earned by Commercial Corp. upon the liquidation of the assets of the Trust, which was expected to occur principally in 1997.

     In its Portfolio Asset acquisition and resolution business, Commercial Corp. acquires Portfolio Assets that are designated as nonperforming, performing or real estate. Each Portfolio is accounted for as a whole and not on an individual asset basis. To date, a substantial majority of the Portfolio Assets acquired by Commercial Corp. have been designated as nonperforming. Once a Portfolio has been designated as either nonperforming or performing, such designation is not changed regardless of the performance of the assets comprising the Portfolio. The Company recognizes revenue from Portfolio Assets and Acquisition Partnerships based on proceeds realized from the resolution of Portfolio Assets, which proceeds have historically varied significantly and likely will continue to vary significantly from period to period. The following table presents selected information regarding the revenues and expenses of the Company's Portfolio Asset acquisition and resolution business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                   PORTFOLIO ASSET ACQUISITION AND RESOLUTION

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
                                                                 (DOLLARS IN THOUSANDS)
GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
  Average investment:
     Nonperforming Portfolios...............................  $61,764    $42,123    $27,298
     Performing Portfolios..................................    9,759     10,280      3,776
     Real estate Portfolios.................................   21,602     30,224     39,795
  Gain on resolution of Portfolio Assets:
     Nonperforming Portfolios...............................  $20,288    $11,635    $10,189
     Real estate Portfolios.................................    3,895      7,875      1,795
                                                              -------    -------    -------
       Total................................................   24,183     19,510     11,984
  Interest income on performing Portfolios..................  $ 2,052    $ 2,603    $ 1,112
  Gross profit percentage on resolution of Portfolio Assets:
     Nonperforming Portfolios...............................     27.8%      38.5%      28.0%
     Real estate Portfolios.................................     27.9%      19.3%      21.6%
     Weighted average gross profit percentage...............     27.8%      27.5%      26.8%
  Interest yield on performing Portfolios...................     21.0%      25.3%      29.5%
SERVICING FEE REVENUES:
  Acquisition Partnerships..................................  $ 4,363    $ 6,468    $ 6,834
  Trust.....................................................    6,800      4,241      3,110
  Affiliates................................................      350      1,731        959
                                                              -------    -------    -------
       Total................................................   11,513     12,440     10,903
PERSONNEL:
  Personnel expenses........................................  $ 5,353    $ 6,002    $ 4,500
  Number of personnel (at period end):
     Production.............................................        9         12          9
     Servicing..............................................       68        107        116
INTEREST EXPENSE:
  Average debt..............................................  $85,262    $64,343    $36,348
  Interest expense..........................................    7,084      6,447      3,931
  Average yield.............................................      8.3%      10.0%      10.8%

  Nonperforming Portfolio Assets

     Nonperforming Portfolio Assets consist primarily of distressed loans and loan related assets, such as foreclosed-upon collateral. Portfolio Assets are designated as nonperforming unless substantially all of the assets comprising the Portfolio are being repaid in accordance with the contractual terms of the underlying loan agreements. Commercial Corp. acquires such assets on the basis of an evaluation of the timing and amount of cash flow expected to be derived from borrower payments or disposition of the underlying asset securing the loan. On a monthly basis, the amortized cost of each nonperforming Portfolio is evaluated for impairment. A valuation allowance is established for any impairment identified with provisions to establish such allowance charged to earnings in the period identified.

     All nonperforming Portfolio Assets are purchased at substantial discounts from their Face Value. Net gain on the resolution of nonperforming Portfolio Assets is recognized to the extent that proceeds collected on the Portfolio exceed a pro rata portion of allocated costs of the resolved Portfolio Assets. Proceeds from the resolution of Portfolio Assets that are nonperforming are recognized as cash is realized from the collection, disposition and other resolution activities associated with the Portfolio Assets. No interest income or any other yield component of revenue is recognized separately on nonperforming Portfolio Assets.

  Performing Portfolio Assets

     Performing Portfolio Assets consist of consumer and commercial loans acquired at a discount from the aggregate amount of Face Value. Portfolio Assets are classified as performing if substantially all of the loans comprising the Portfolio are being repaid in accordance with the contractual terms of the underlying loan agreements. On a monthly basis, the amortized cost of each performing Portfolio is evaluated for impairment. A valuation allowance is established for any identified impairment with provisions to establish such allowance charged to earnings in the period identified.

     Interest income is recognized when accrued in accordance with the contractual terms of the loans. The accrual of interest is discontinued once a loan becomes past due 90 days or more. Acquisition discounts for the Portfolio Assets as a whole are accreted as an adjustment to yield over the estimated life of the Portfolio.

  Real Estate Portfolios

     Commercial Corp. also acquires Portfolios comprised solely of real estate. Real estate Portfolios are recorded at the lower of cost or fair value less estimated costs to sell. Costs relating to the development or improvement are capitalized and costs relating to holding assets are charged to expense as incurred. Rental income, net of expenses, is recognized as revenue when received. Gains and losses are recognized based on the allocated cost of each specific real estate asset.

  Equity in Earnings of Acquisition Partnerships

     Commercial Corp. accounts for its investments in Acquisition Partnerships using the equity method of accounting. This accounting method generally results in the pass-through of its pro rata share of earnings from the Acquisition Partnerships' activities as if it had a direct investment in the underlying Portfolio Assets held by the Acquisition Partnership. The revenues and earnings of the Acquisition Partnerships are determined on a basis consistent with the accounting methodology applied to nonperforming, performing and real estate Portfolios described in the preceding paragraphs.

     Distributions of cash flow from the Acquisition Partnerships are a function of the terms and covenants of the loan agreements related to the secured borrowings of the Acquisition Partnerships. Generally, the terms of the underlying loan agreements permit some distribution of cash flow to the equity partners so long as loan to cost and loan to value relationships are in compliance with the terms and covenants of the applicable loan agreement. Once the secured borrowings of the Acquisition Partnerships are fully paid, all cash flow in excess of operating expenses is available for distribution to the equity partners. The following chart presents selected information regarding the revenues and expenses of the Acquisition Partnerships.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                            ACQUISITION PARTNERSHIPS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
  Gain on resolution of Portfolio Assets...................  $ 26,533    $ 39,505    $ 51,370
  Gross profit percentage on resolution of Portfolio
     Assets................................................      16.7%       22.7%       27.2%
  Interest income on performing Portfolios.................  $  8,432    $  7,870    $     --
  Other interest income....................................     1,053         862          --
INTEREST EXPENSE:
  Interest expense.........................................    10,294      22,065      26,482
  Average debt.............................................   111,422     188,231     223,028
  Average interest cost....................................      9.24%      11.72%      11.87%
OTHER EXPENSES:
  Servicing fees...........................................  $  4,353    $  6,809    $  6,834
  Legal....................................................     1,957       2,266       2,109
  Property protection......................................     3,956       5,712       3,797
  Other....................................................       531         693       2,606
                                                             --------    --------    --------
          Total other expenses.............................    10,797      15,480      15,346
                                                             --------    --------    --------
NET EARNINGS...............................................  $ 14,927    $ 10,692    $  9,542
                                                             ========    ========    ========

     The above table does not include equity earnings from the Acquisition Partnerships operating in France, which equaled $519,000 in 1997.

  Servicing Fee Revenues

     Commercial Corp. derives fee income for its servicing activities performed on behalf of the Acquisition Partnerships. Prior to the second quarter of 1997, Commercial Corp. also derived servicing fees from the servicing of assets held in the Trust. In connection with the Acquisition Partnerships, Commercial Corp. earns a servicing fee of between 3% and 8% of gross cash collections generated by the Acquisition Partnerships, rather than a periodic management fee based on the Face Value of the assets being serviced. The rate of servicing fee charged is a function of the average Face Value of the assets within each Portfolio being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range).

CONSUMER LENDING

     The primary components of revenue derived by Consumer Corp. are interest income and gain on sale of loans. The primary expenses of Consumer Corp. are salaries and benefits, provision for loan losses and interest expense. The following chart presents selected information regarding the revenues and expenses of Consumer Corp.'s consumer lending business during 1997 and 1996.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                CONSUMER LENDING

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1997           1996
                                                              ---------      ---------
                                                               (DOLLARS IN THOUSANDS)
INTEREST INCOME:
  Average loans
     Auto...................................................   $50,154        $19,740
     Other..................................................     3,558            144
  Interest income
     Auto...................................................     9,067          3,546
     Other..................................................       570             30
  Average yield
     Auto...................................................      18.1%          18.0%
     Other..................................................      16.0%          20.8%
SERVICING REVENUES:
  Affiliates................................................   $   553        $    16
PERSONNEL:
  Personnel expenses........................................   $ 2,959        $   698
  Number of personnel (at period end):
     Production.............................................        53             15
     Servicing..............................................        53             26
INTEREST EXPENSE:
  Average debt..............................................   $34,129        $14,885
  Interest expense..........................................     3,016          1,258
  Average yield.............................................       8.8%           8.5%

  Interest Income

     Interest income is accrued on originated and acquired loans at the contractual rate of interest of the underlying loan. The accrual of interest income is discontinued once a loan becomes 90 days past due.

  Gain on Sale of Loans

     Funding Corp. intends to accumulate and pool automobile loans acquired from franchised dealerships for sales in public and private securitization transactions. Such transactions are expected to result in the recognition of gains to the extent that the proceeds received (including the estimated value of the retained subordinated interests) exceed the basis of the automobile loans and the costs associated with the securitization process. When the automobile loans are securitized and sold, the retained interests will be valued at the discounted present value of the cash flows expected to be realized over the anticipated average life of the assets sold after future estimated credit losses, estimated prepayments, servicing fees and other securitization fees related to the loans sold. The discounted present value of such interests will be computed using Consumer Corp.'s assumptions of market discount rates, prepayment speeds, default rates, credit losses and other costs based upon the unique underlying characteristics of the automobile loans comprising each securitization.

     In its securitization transaction completed in 1997, Consumer Corp. assumed that losses would approximate an aggregate of 14% of the outstanding principal balance of the underlying loans. Consumer Corp. calculated the present value of future cash flows from the securitization using discount rates of 12% to 15% per year.

  Provision for Loan Losses

     The carrying value of consumer loans is evaluated on a monthly basis for impairment. A valuation allowance is established for any impairment identified with provisions to augment the allowance charged to earnings in the period identified. The evaluation of the need for an allowance is determined on a pool basis, with each pool being the loans originated or acquired during a quarterly period of production or acquisition. Loans generally are acquired at a discount from the Face Value of the loan with the acquisition discount established as an allowance for losses at the acquisition date of the loan. If the initially established allowance is deemed to be insufficient, additional allowances are established through provisions charged to earnings.

     The operating margin of Consumer Corp. was significantly impacted by 1997 provisions for loan losses in the amount of approximately $6.6 million related to the loans originated in Consumer Corp.'s sub-prime auto receivable business. The Company's initial venture into the sub-prime automobile market involved the acquisition of a distressed sub-prime portfolio from a secured lender. Following the acquisition of the portfolio, the Company began the acquisition of additional loans on an indirect basis from financial institutions who originated loans pursuant to contractual agreements with a subsidiary of Consumer Corp. The Company concluded that the contractual underwriting standards and the purchase discounts on which the initial program was based were insufficient to generate automobile loans of acceptable quality to the Company. As a result, the Company terminated its obligations with the financial institutions participating in the original origination program effective January 31, 1998. The continued flow of production into 1998 will require that the Company continue to provide for the losses anticipated on such loans in 1998.

     Based upon the experience gained with its initial consumer origination program, the Company undertook to develop an origination and underwriting approach that would give Consumer Corp. significantly greater control over the origination and pricing standards governing its consumer lending activities. The formation of Funding Corp. resulted from these development activities. The underwriting process and purchase discount methodology employed by Funding Corp. has significantly changed the underwriting criteria and purchase standards of Consumer Corp. from the methodology employed during the majority of 1996 and 1997. In Funding Corp.'s case, the objectives established for purchasing loans from originating dealers are designed to result in the purchase discount equaling or exceeding the expected loss for all loans acquired.

BENEFIT (PROVISION) FOR INCOME TAXES

     As a result of the Merger, the Company has substantial federal NOLs, which can be used to offset the tax liability associated with the Company's pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit in the next three to four year period. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly earnings. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits, such as the Harbor Merger in the third quarter of 1997, result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic financial statements. Similar events could occur in the future, and would impact the quarterly recognition of the Company's estimate of the required valuation allowance associated with its NOLs.

     Earnings for 1997 and 1996 were significantly increased by the recognition of tax benefits resulting from the Company's reassessment of the valuation allowance related to its NOL asset. Realization of the asset is dependent upon generating sufficient taxable earnings to utilize the NOL. Prior to 1996, the deferred tax asset resulting from the Company's NOL was entirely offset by its valuation reserve. In 1997 and 1996, the valuation reserve was adjusted based on the Company's estimate of its future pre-tax income. The amount of tax benefits recognized will be adjusted in future periods should the estimates of future taxable income change. If there are changes in the estimated level of the required reserve, net earnings will be affected accordingly.

FIRSTCITY LIQUIDATING TRUST AND EXCHANGE OF PREFERRED STOCK

     In connection with the Merger, the Company received the Class A Certificate of the Trust (the "Class A Certificate"). Distributions from the Trust in respect of the Class A Certificate were used to retire the senior subordinated notes of the Company and to pay dividends on, and repurchase some of, the special preferred stock of the Company (the "Special Preferred"). Pursuant to a June 1997 settlement agreement with the Company, the Trust's obligation to the Company under the Class A Certificate was terminated (other than the Trust's obligation to reimburse the Company for certain expenses) in exchange for the Trust's agreement to pay the Company an amount equal to $22.75 per share for the 1,923,481 shares of Special Preferred outstanding at June 30, 1997, the 1997 second quarter dividend of $0.7875 per share, and 15% interest from June 30, 1997 on any unpaid portion of the settlement agreement. Under such agreement, the Company assumes the obligation for the payment of the liquidation preference amount and the future dividends on the Special Preferred. As of December 31, 1997, the Trust had distributed $44.1 million to the Company under the settlement agreement.

     In June 1997, the Company began an offer to exchange one share of newly issued adjusting rate preferred stock ("Adjusting Rate Preferred") for each outstanding share of Special Preferred. The Company completed such exchange offer in the third quarter of 1997 pursuant to which 1,073,704 shares of Special Preferred were tendered for a like number of shares of Adjusting Rate Preferred. The Special Preferred has a redemption value of $21.00 per share, a 15% annual dividend rate and a redemption date of September 30, 1998. The Adjusting Rate Preferred has a redemption value of $21.00 per share and a 15% annual dividend rate through September 30, 1998, at which time the dividend rate is reduced to 10% per annum. The Adjusting Rate Preferred is redeemable by the Company on or after September 30, 2003, with a mandatory maturity date of September 30, 2005.

     The redemption by the Trust of its obligation on the Class A Certificate represented a premium over the redemption value of the Special Preferred, which is reflected as a deferred credit in the Company's financial statements. The deferred credit is being accreted to income over the weighted average life of the Special Preferred and the Adjusting Rate Preferred.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Annual Report on Form 10-K.

  1997 COMPARED TO 1996

     The Company reported net earnings before minority interest and preferred dividends of $35.8 million in 1997 (including a $15.5 million deferred tax benefit) compared to $39.1 million in 1996 (including a $13.7 million deferred tax benefit). Net earnings to common shareholders were $29.4 million in 1997 compared to $31.4 million in 1996. On a per share basis, basic net earnings attributable to common shareholders were $4.51 in 1997 compared to $4.83 in 1996. Diluted net earnings per common share were $4.46 in 1997 compared to $4.79 in 1996.

  Mortgage Banking

     Mortgage Corp. experienced significant revenue growth in 1997 relative to 1996. The Direct Retail and Broker Retail origination networks experienced substantial growth in levels of origination volume reflecting, in part, the level of capital that has been contributed to Mortgage Corp. by the Company following the Harbor

Merger and relatively lower interest rates in 1997 compared to 1996. Such revenue growth was partially offset by increases in operating expenses associated with the increased levels of origination volume.

     The Company entered the mortgage conduit business in August 1997 with the formation of Capital Corp. Capital Corp. has generated nominal interest revenue from its acquired Home Equity Loans, has incurred interest expense to finance the acquisition of such loans and has incurred general and administrative expenses in its start-up phase.

     Gain on sale of mortgage loans. Gain on sale of mortgage loans increased by 89% to $36.5 million in 1997 from $19.3 million in 1996. This increase was the result of substantial increases in the levels of residential mortgage loan origination generated principally by the Broker Retail network of Mortgage Corp. and, to a lesser extent, the Direct Retail network of Mortgage Corp., and the resulting sales of such loans to government agencies and other investors. The change in the gain on sale percentage recognized in 1997 compared to 1996 is the result of the sale, on a servicing released basis, of approximately $120 million of Home Equity Loans in 1997.

     Net mortgage warehouse income. Net mortgage warehouse income increased by 8.5% to $3.5 million in 1997 from $3.2 million in 1996. This increase is the result of a significant increase in the average balance of loans held in inventory during the year offset by a decrease in the spread earned between the interest rate on the underlying mortgages and the interest cost of the warehouse credit facility as the overall levels of interest rates on residential mortgage loans reached their lowest levels in several years.

     Servicing fee revenues. Servicing fee revenues increased by 46.2% to $14.7 million in 1997 from $10.1 million in 1996 as a result of an increase in the size of the servicing portfolio. Mortgage Corp. increased its servicing portfolio with the purchase, in the second quarter of 1996, of Hamilton Financial Services Corporation ("Hamilton") and its right to service approximately $1.7 billion in mortgage loans, and by retaining the servicing rights to a substantial portion of the residential mortgage loans originated since the Harbor Merger. In addition, Mortgage Corp. substantially increased its commercial mortgage servicing portfolio and its ability to originate commercial mortgage loans for correspondents and conduit lenders with the purchase, in the second quarter of 1997, of MIG Financial Corporation ("MIG"), a commercial loan origination and servicing company based in California with a $1.6 billion commercial mortgage servicing portfolio.

     Other revenues. Other revenues increased by 119% to $11.0 million in 1997 from $5.0 million in 1996. This increase resulted from an increase in the gain on sale of mortgage servicing rights of $1.6 million to $4.2 million in 1997 from $2.6 million in 1996 and an increase of $2.2 million in fee income associated with residential and commercial mortgage origination activity.

     Operating expenses. Operating expenses of Mortgage Corp. increased by 89.2% to $59.8 million in 1997 from $31.6 million in 1996. The acquisition of Hamilton in 1996 and MIG in 1997, both of which were accounted for as purchases by Mortgage Corp., produced higher relative totals for all components of Mortgage Corp.'s operating expenses in 1997 compared to 1996. The commencement of Capital Corp.'s operations in late 1997 also contributed to the year over year increases.

     Salaries and benefits increased by $14.3 million in 1997 compared to 1996 reflecting the over 400 additional staff required to support the increase in origination volumes derived principally from the Broker Retail network and, to a lesser extent, the Direct Retail network, and the increase in the size and number of loans in the residential and commercial servicing portfolios in 1997 compared to 1996.

     Amortization of mortgage servicing rights increased in 1997 compared to 1996 as a result of the substantially larger investment in mortgage servicing rights in 1997 compared to 1996. Interest on other notes payable (the portion not associated with Mortgage Corp.'s warehouse credit facility) increased due to increased working capital borrowings during 1997 as compared to 1996.

     Occupancy expense increased by $3.6 million in 1997 compared to 1996 as the result of the opening or acquisition of several new offices in 1997 in the Broker Retail and Direct Retail networks. Increases in data processing, communication and other expenses in 1997 compared to 1996 resulted from the substantial increases in the production and servicing volumes experienced during 1997.

  Portfolio Asset Acquisition and Resolution

     Commercial Corp. purchased $183.2 million of Portfolio Assets during 1997 for its own account and through the Acquisition Partnerships compared to $205.5 million in acquisitions in 1996. Commercial Corp.'s year end investment in Portfolio Assets increased to $90.0 million in 1997 from $76.2 million in 1996. Commercial Corp. invested $37.1 million in equity in Portfolio Assets in 1997 compared to $36.0 million in 1996.

     Net gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets increased by 22.8% to $87.1 million in 1997 from $70.9 million in 1996. The net gain on resolution of Portfolio Assets increased by 24.0% to $24.2 million in 1997 from $19.5 million in 1996 as the result of increased cash proceeds and a higher gross profit percentage in 1997 compared to 1996. The gross profit percentage on the proceeds from the resolution of Portfolio Assets in 1997 was 27.8% as compared to 27.5% in 1996.

     Equity in earnings of Acquisition Partnerships. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships declined by 38.0% to $107.8 million in 1997 from $174.0 million in 1996 while the gross profit percentage on proceeds increased to 25.2% in 1997 from 22.7% in 1996. Offsetting the decline in cash proceeds was the reduction in interest and other expenses incurred by the Acquisition Partnerships in 1997 compared to 1996. Interest income in the Acquisition Partnerships increased nominally while interest expense decreased by $11.8 million in 1997 compared to 1996. The year to year comparisons result from the relative levels of interest earning assets and interest bearing liabilities carried by the Acquisition Partnerships in each of the two periods. In addition, the effect of refinancing Acquisition Partnership Portfolio Assets reduced average interest rates incurred on borrowings in 1997 to 9.2% from 11.7% in 1996. Other expenses of the Acquisition Partnerships decreased by $4.7 million in 1997 generally reflecting the relatively lower costs associated with the resolution of Portfolio Assets in somewhat mature partnerships as compared to the property protection and improvement expenses normally associated with new Portfolio Asset acquisitions. The net result was an overall increase in the net income of the Acquisition Partnerships of 39.6% to $14.9 million in 1997 from $10.7 million in 1996. As a result, Commercial Corp.'s equity earnings from Acquisition Partnerships increased by 24.2% to $7.6 million in 1997 from $6.1 million in 1996.

     Servicing fee revenues. Servicing fee revenues decreased by 7.5% to $11.5 million in 1997 from $12.4 million in 1996. Servicing fees reported during 1997 included the receipt of a $6.8 million cash payment related to the early termination of a servicing agreement between the Company and the Trust, under which the Company serviced the assets of the Trust. The $6.8 million payment represents the present value of servicing fees projected to have been earned by Commercial Corp. upon liquidation of the Trust assets, which was expected to occur principally in 1997. Servicing fees earned from the Trust in 1996 were $4.2 million. Excluding fees related to Trust assets, servicing fees decreased by 42.7% to $4.7 million in 1997 from $8.2 million in 1996 as a result of decreased collection levels in the Acquisition Partnerships and affiliated entities.

     Other revenues. Other revenues declined to $4.4 million in 1997 compared to $6.6 million in 1996 as a result of reduced levels of rental income derived from lower average investments in real estate Portfolios in 1997 as compared to 1996.

     Operating expenses. Operating expenses increased to $24.2 million in 1997 from $23.3 million in 1996. The relatively stable levels of operating expenses incurred by Commercial Corp. in 1997 compared to 1996 reflect the relatively consistent levels of investment and servicing activities associated with Commercial Corp.'s operations during such periods.

     Salaries and benefits declined in 1997 as a result of the consolidation of some of the servicing offices as the Portfolios being serviced in the closed offices reached final resolution.

     Interest on other notes payable increased as a result of increased average borrowing levels in 1997 as compared to 1996 offset by lower average costs of borrowings.

     Asset level expenses incurred in connection with the servicing of Portfolio Assets increased in 1997 compared to 1996 as a result of the increase in investments in Portfolio Assets in 1997 compared to 1996. Occupancy and other expenses decreased as a result of the consolidation of servicing offices in 1997.

  Consumer Lending

     Consumer Corp.'s revenues and expenses in 1997 were derived principally from its original sub-prime automobile financing program, which was established during the first quarter of 1996. Consumer Corp. terminated its obligations to the financial institutions participating in such program effective as of January 31, 1998. In late 1997 Consumer Corp., through its 80% owned subsidiary, Funding Corp., established a new sub-prime automobile financing program through which it originates automobile loans through direct relationships with franchised automobile dealerships. Substantially all of Consumer Corp.'s activities are expected to be conducted through Funding Corp. during 1998.

     Interest income. Interest income on consumer loans increased by 168% to $9.6 million in 1997 from $3.6 million in 1996 reflecting increased levels of loan origination activity in 1997 as compared to 1996 and an increase in the average balance of aggregate loans held by Consumer Corp. during 1997.

     Interest expense. Interest expense increased by 136% to $3.0 million in 1997 from $1.3 million in 1996 as a result of an increase in the average outstanding level of borrowings secured by automobile receivables to $34.1 million in 1997 from $14.9 million in 1996. The average rate at which such borrowings incurred interest increased to 8.8% from 8.5% for the same period.

     Operating expenses. Salaries and benefits increased by 324% to $3.0 million in 1997 from $0.7 million in 1996 as a result of the increased levels of operating activity in 1997 as compared to 1996. In addition, during the later portion of 1997, Consumer Corp.'s operating expenses reflected the duplicative effects of the start up of Funding Corp. while still operating the indirect origination program.

     Provision for loan losses. The provision for loan losses on automobile receivables increased by 226% to $6.6 million in 1997 from $2.0 million in 1996. The increase is attributable to loan originations of $89.8 million in 1997 compared to loan originations of $17.6 million in 1996. Consumer Corp. increased its rate of provision for loan losses based on its determination that the discount rate at which it acquired loans under its original origination program did not properly provide for the losses expected to be realized on the acquired loans. The origination program currently operated by Funding Corp. generally allows for the acquisition of loans from automobile dealerships at a larger discount from par than Consumer Corp.'s original financing program. The Company believes that such acquisition prices more closely approximate the expected loss per occurrence on the loans originated. To the extent that Funding Corp. cannot match such discount to expected losses, additional provisions might, in the future, be required to properly provide for the risk of loss on the loans originated. The Company expects to incur provisions for loan losses in 1998 on automobile loans acquired by it during early 1998 through its original origination program.

     Securitization of automobile loans. During the second quarter of 1997, Consumer Corp. completed its first sale and securitization of automobile loans. Consumer Corp. has retained subordinated interests in the form of nonrated tranches and excess spreads resulting from the securitization transaction and reflected an aggregate of $6.7 million in such interests at December 31, 1997.

  Other Items Affecting Net Income

     The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

     Corporate overhead. Interest income on the Class A Certificate during 1997 represents reimbursement to the Company from the Trust of accrual of dividends of $3.6 million on special preferred stock through June 30, 1997 and interest paid under a June 1997 agreement to retire the Class A Certificate. Company level interest expense declined by 49.8% to $1.1 million in 1997 from $2.2 million in 1996 as a result of lower volumes of debt associated with the equity required to purchase Portfolio Assets, equity interests in Acquisition Partnerships and capital support to operating subsidiaries. The Company incurred less indebted-ness in 1997 because a substantial portion of the Company's funding needs in 1997 were met by the Trust's redemption of its obligation under the Class A Certificate. Other corporate income increased due to interest earned on the excess liquidity derived from the Trust's redemption of the Class A Certificate. Salary and benefits, occupancy and professional fees account for the majority of other overhead expenses, which decreased in 1997 compared to 1996 as a result of the decrease in the amount of executive and other officer bonuses granted in 1997 compared to 1996.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income and are offset by NOLs that the Company believes are available to it as a result of the Merger. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company reported a deferred tax benefit of $13.6 million in 1997 as compared to a benefit of $16.2 million in 1996.

     Harbor Merger related expenses. In 1997 the Company incurred Harbor Merger related expenses of $1.6 million for legal, other professional and financial advisory costs associated with the Harbor Merger.

  1996 COMPARED TO 1995

     The Company reported net earnings before minority interest and preferred dividends of $39.1 million in 1996 (including a $13.7 million deferred tax benefit) compared to $15.2 million in 1995. Net earnings to common shareholders were $31.4 million in 1996 compared to $11.4 million in 1995. On a per share basis, basic net earnings attributable to common shareholders were $4.83 in 1996 compared to $2.18 in 1995. Diluted net earnings per common share were $4.79 in 1996 compared to $2.18 in 1995.

  Mortgage Banking

     Mortgage Corp. experienced significant revenue growth in 1996 relative to 1995. The Broker Retail origination network in particular experienced substantial growth in levels of production and origination volume. Such revenue growth was partially offset by increases in operating expenses associated with the increased levels of production and origination volume.

     Gain on sale of mortgage loans. Gain on sale of mortgage loans increased by 145% to $19.3 million in 1996 from $7.9 million in 1995 due to substantial increases in the levels of residential mortgage loan origination generated principally by the Broker Retail origination network of Mortgage Corp. and, to a lesser extent, the Direct Retail network of Mortgage Corp. Total production in 1996 increased to over $1.7 billion from $0.7 billion in 1995, which resulted in increased sales volume of originated loans to government agencies and other investors.

     Net mortgage warehouse income. Net mortgage warehouse income increased by 36.9% to $3.2 million in 1996 from $2.4 million in 1995. This increase is the result of an increase in the average balance of loans held in inventory during the year coupled with a favorable spread between the interest rate on the underlying mortgages and the interest cost of the warehouse credit facility during the year.

     Servicing fee revenues. Servicing fee revenues increased by 54.9% to $10.1 million in 1996 from $6.5 million in 1995 as a result of an increase in the size of the servicing portfolio. Mortgage Corp. increased its servicing portfolio with the purchase in the second quarter of 1996 of Hamilton and its right to service approximately $1.7 billion in residential mortgage loans.

     Other revenues. Other revenues increased by 35.1% to $5.0 million in 1996 from $3.7 million in 1995. This increase resulted from an increase in the gain on sale of mortgage servicing rights of $0.6 million to $2.6 million in 1996 from $2.0 million in 1995. Other miscellaneous sources of fee income associated with increased levels of mortgage loan production account for the balance of the 1996 over 1995 increase in other revenues.

     Operating expenses. Operating expenses of Mortgage Corp. increased by 60.8% to $31.6 million in 1996 from $19.7 million in 1995. The acquisition of Hamilton in 1996, which was accounted for as a purchase, produced higher relative totals for all components of Mortgage Corp.'s operating expenses in 1996 as compared to 1995.

     Salaries and benefits increased year over year reflecting the additional staff required to support the increase in production volumes derived from the Direct Retail and Broker Retail networks in 1996 as compared to 1995 and the increase in the size and number of loans in the residential and commercial servicing portfolios as compared to prior year totals.

     Amortization of mortgage servicing rights increased in 1996 compared to 1995 as a result of the substantially larger investment in mortgage servicing rights in 1996 compared to 1995.

     Interest expense on other notes payable (the portion not associated with Mortgage Corp.'s warehouse credit facility) remained constant from 1996 to 1995.

     Increases in occupancy, data processing and other expenses in 1996 as compared to 1995 resulted from the substantial increases in production and servicing volume experienced during 1996.

  Portfolio Asset Acquisition and Resolution

     The Portfolio Asset acquisition and resolution business of the Company generated substantial revenues in 1996. Commercial Corp. purchased $205.5 million of Portfolio Assets during 1996 for its own account and through Acquisition Partnerships compared to $213.2 million in acquisitions in 1995. Commercial Corp.'s investment in Portfolio Assets increased to $76.2 million at year end 1996 from $47.0 million at year end 1995. Commercial Corp. invested $36.0 million in equity in Portfolio Assets in 1996 compared to $24.6 million in 1995.

     Net gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets increased by 58.6% to $70.9 million in 1996 from $44.8 million in 1995. The net gain on resolution of Portfolio Assets increased by 62.8% to $19.5 million in 1996 from $12.0 million in 1995 as the result of increased cash proceeds and a higher gross profit percentage in 1996 compared to 1995. The gross profit percentage on the proceeds from the resolution of Portfolio Assets in 1996 was 27.5% compared to 26.8% in 1995.

     Equity in earnings of Acquisition Partnerships. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships declined by 7.9% to $174.0 million in 1996 from $188.9 million in 1995 while the gross profit percentage declined to 22.7% in 1996 from 27.2% in 1995. Offsetting the decline in the gross profit percentage was an increase in the effective ownership percentage of Commercial Corp. in the equity of the Acquisition Partnerships. Interest income in the Acquisition Partnerships was $8.7 million in 1996 compared to no interest income in 1995. No performing Asset Portfolios were acquired by the Acquisition Partnerships prior to 1996. Interest expense decreased by $4.4 million in 1996 compared to 1995 reflecting a reduced level of borrowing by the Acquisition Partnerships in 1996 compared to 1995. Interest costs were relatively constant at 11.7% in 1996 as compared to 11.9% in 1995. Other expenses of the Acquisition Partnerships were relatively unchanged at $15.5 million in 1996 compared to $15.3 million in 1995. The net result was a 59.8% increase in the equity in earnings of Acquisition Partnerships to $6.1 million in 1996 from $3.8 million in 1995.

     Servicing fee revenues. Servicing fee revenues increased by 14.1% to $12.4 million in 1996 from $10.9 million in 1995. Servicing fees from Acquisition Partnerships totaled $6.5 million in 1996 compared to $6.8 million in 1995 while fees from the Trust in 1996 were $4.2 million compared to $3.1 million in 1995.

     Operating expenses. Salaries and benefits, amortization and other general and administrative expenses increased by 63.6% to $23.3 million in 1996 from $14.2 million in 1995, principally as a result of the increase in such costs attributable to the acquisition of a portfolio and small commercial servicing business in 1995, increased property expenses and amortization of goodwill and servicing rights in 1996 (such expenses were incurred only in a portion of 1995). In addition, other expenses in 1995 included a recovery of $0.7 million of prior year expenses related to the Merger.

  Consumer Lending

     The Company began its consumer lending business during the first quarter of 1996 with the acquisition of a sub-prime automobile loan portfolio and the acquisition of the company through which the loans had been originated. During 1996, Consumer Corp. acquired $24.1 million in consumer loans and originated $17.6 million in consumer loans.

     Interest income. Interest income on consumer loans totaled $3.6 million in 1996 and reflected the recognition of interest income on the automobile finance receivable contracts purchased or originated during the year.

     Interest expense. Interest expense incurred during 1996 totaled $1.3 million on average borrowings of $14.8 million. Such borrowings incurred interest at an average interest rate of 8.5% during 1996.

     Operating expenses. Operating expenses reflect salaries, occupancy and other expenses incurred in the first year's operation of the Company's automobile finance business.

     Provision for loan losses. The provision for loan losses on automobile loans was $2.0 million in 1996, which reflects Consumer Corp.'s estimate of the amount by which expected losses would exceed the discount at which the loans were purchased.

  Other Items Affecting Net Income

     The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

     Corporate overhead. Interest income on the Class A Certificate during 1996 represents reimbursement to the Company by the Trust of $3.9 million of interest expense on the senior subordinated notes and accrual of dividends of $7.7 million on special preferred stock in 1996 compared to $4.7 million of interest expense on the senior subordinated notes and $3.9 million of dividends on the special preferred stock in 1995. Interest expense increased to $2.2 million in 1996 from $0.4 million in 1995 as a result of higher combined volumes of debt associated with the equity required for the purchase of Portfolio Assets and equity interests in Acquisition Partnerships, especially following the Merger. A substantial portion of the Company's funding needs in 1995 were met by the cash received by the Company in connection with the Merger. Increases in salaries and benefits, occupancy and other expenses reflect the increases associated with Company staff functions such as accounting, finance and treasury activities required to support the growth and diversification efforts of the Company following the Merger. A portion of the increase in overhead expenses is the result of an increase in executive and officer bonuses in 1996 compared to 1995.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income and are offset by NOLs that the Company believes are available to it as a result of the Merger. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company reported a deferred tax benefit of $16.2 million in 1996 as compared to an expense of $1.2 million in 1995 (reflecting income taxes accrued on income reported prior to the Merger).

LIQUIDITY AND CAPITAL RESOURCES

     Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to the Acquisition Partnerships, investments in expanding businesses to support their growth, retirement of and dividends on preferred stock, and other investments by the Company. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated debt and dividends from the Company's subsidiaries, short-term borrowings from revolving lines of credit, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

     In the future, the Company anticipates being able to raise capital through a variety of sources including, but not limited to, public debt or equity offerings (subject to limitations related to the preservation of the Company's
NOLs), thus enhancing the investment and growth opportunities of the Company. The Company believes that these and other sources of liquidity, including refinancing and expanding the Company's revolving credit facility to the extent necessary, securitizations, and funding from senior lenders providing funding for Acquisition Partnership investments and direct portfolio and business acquisitions, should prove adequate to continue to fund the Company's contemplated activities and meet its liquidity needs.

     The Company and each of its major operating subsidiaries have entered into one or more credit facilities to finance its respective operations. Each of the credit facilities to which the operating subsidiaries are parties are nonrecourse to the Company and the other operating subsidiaries, except as discussed below.

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of December 31, 1997 the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $1,041 million and outstanding borrowings of $751 million. The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties as of March 24, 1998 and the outstanding borrowings under such facilities as of December 31, 1997.

                               CREDIT FACILITIES

                                           OUTSTANDING
                            PRINCIPAL    BORROWINGS AS OF
                             AMOUNT     DECEMBER 31, 1997        INTEREST RATE       OTHER TERMS AND CONDITIONS
                            ---------   -----------------        -------------       --------------------------
                                (DOLLARS IN MILLIONS)
FIRSTCITY
  Company Credit
    Facility..............   $   35            $  7              LIBOR + 5.0%        Secured by the assets of
                                                                                     the Company, expires March
                                                                                     28, 1998(1)
  Term fixed asset
    facility..............        1               1               Fixed 9.25%        Secured by certain fixed
                                                                                     assets, expires January 1,
                                                                                     2001
MORTGAGE CORP.
  Warehouse facility......      450             309          LIBOR + 0.5% to 2.5%    Revolving line to
                                                                                     warehouse residential
                                                                                     mortgage loans, expires
                                                                                     March 31, 1999
  Supplemental warehouse
    facility..............       36              29          LIBOR + 0.5% to 2.25%   Revolving line to
                                                                                     warehouse residential
                                                                                     mortgage loans and related
                                                                                     receivables, expires March
                                                                                     31, 1999
  FNMA warehouse
    facility..............      187             187           Fed Funds + 0.8% to    Open facility to fund
                                                                     1.0%            committed loans to FNMA
  Operating line..........       45              38              LIBOR + 2.25%       Revolving operating line
                                                                                     secured by the
                                                                                     unencumbered assets of
                                                                                     Harbor, expires December
                                                                                     15, 2002
CAPITAL CORP.
  Warehouse facility......       36              36               Fixed 6.85%        Repurchase agreement to
                                                                                     facilitate the acquisition
                                                                                     of Home Equity Loans,
                                                                                     expires April 13, 1998
COMMERCIAL CORP.
  Portfolio acquisition
    facility..............      100              --              LIBOR + 2.5%        Acquisition facility to
                                                                                     acquire Portfolio Assets,
                                                                                     expires February 28, 1999

                                           OUTSTANDING
                            PRINCIPAL    BORROWINGS AS OF
                             AMOUNT     DECEMBER 31, 1997        INTEREST RATE       OTHER TERMS AND CONDITIONS
                            ---------   -----------------        -------------       --------------------------
                                (DOLLARS IN MILLIONS)
  French acquisition
    facility..............       15               8              French franc        Acquisition facility to
                                                                 LIBOR + 3.5%        fund equity investments in
                                                                                     French Portfolio Assets,
                                                                                     expires March 31, 1999.
                                                                                     Guaranteed by Commercial
                                                                                     Corp. and the Company.
  Term acquisition
    facilities............       86              86          Fixed at 7% to 7.66%    Acquisition facilities for
                                                                and LIBOR + 5%       existing Portfolio Assets.
                                                                                     Secured by assets of
                                                                                     Acquisition Partnerships,
                                                                                     various maturities
CONSUMER CORP.
  Warehouse facility......       50              50               LIBOR + 3%         Revolving line secured by
                                                                                     automobile receivables,
                                                                                     expires May 17, 1998
UNCONSOLIDATED ACQUISITION
  PARTNERSHIPS
Term acquisition
  facilities..............       69              69            Fixed at 7.51% to     Senior and subordinated
                                                             10.17%, LIBOR + 3% to   loans secured by Portfolio
                                                              6.5% and Prime + 2%    Assets, various maturities
                                                                     to 7%

---------------

(1) The Company Credit Facility maturing March 28, 1998 is expected to be replaced by a similar facility totalling $40 million, maturing March 31, 1999.

     FirstCity. The Company Credit Facility is a revolving credit facility with Cargill Financial and is secured by the assets of the Company, including a pledge of the stock of substantially all of its operating subsidiaries and its equity interests in the Acquisition Partnerships. The amount of such facility has ranged from $25 to $35 million since the Merger, with a maximum outstanding amount of approximately $31 million. At December 31, 1997, the amount outstanding under the facility totaled approximately $7 million. The Company Credit Facility matures on March 28, 1998. The Company has received and executed a preliminary term sheet commitment from a foreign bank outlining the terms of a new credit facility to replace the Company Credit Facility. The term sheet proposes a $40 million revolving credit facility, which will mature on March 31, 1999 and will be secured by substantially all of the Company's equity interests in its subsidiaries and the Acquisition Partnerships.

     Mortgage Corp. Currently, Mortgage Corp. has a primary warehouse facility of $450 million with a group of banks led by Chase Bank, Houston. The facility, which matures in March 1999, is used to finance mortgage warehouse operations as well as other activities. The $450 million facility is priced at LIBOR plus a different margin to LIBOR for each of the sub-limits within the facility. The primary warehouse components of the facility are priced at LIBOR plus from 1.375% to 1.625%, depending upon the status of the warehouse collateral securing the loan. In addition to its primary warehouse facility, Mortgage Corp. maintains a $36 million supplemental facility priced at LIBOR plus 0.5% to 2.5%. In addition, Mortgage Corp. has an additional revolving operating line with such banks of $45 million, which bears interest at a rate of LIBOR plus 2.25%. The banks are obligated to fund loans under such line through March 31, 1999, although final maturity of any then outstanding loans may be extended, at Mortgage Corp.'s election, to December 15, 2002.

Mortgage Corp. considers these facilities adequate for its current and anticipated levels of activity in its mortgage operations.

     The Company has executed a performance guarantee in favor of the lending bank group in the event of overdrafts arising in Mortgage Corp.'s funding accounts. An overdraft could occur in the event of the presentment of a loan closing draft to the drawee bank prior to receipt of full closed loan documentation from the closing agent. The receipt of documents by the lending bank would release funds under the warehouse facility to cover the closing draft prior to the presentment of the draft, in normal circumstances. The possibility exists, therefore, for an overdraft in Mortgage Corp.'s funding account. The performance guarantee by the Company in favor of the lending bank group is to cover such overdrafts that are not cleared in a specified period of time. In addition, Mortgage Corp. has a $172 million warehouse facility for loans to be resold to FNMA.

     Capital Corp. Capital Corp. funds its activities with equity investments and subordinated debt from the Company and is in the process of negotiating nonrecourse warehouse credit and securitization facilities with three nationally recognized investment banking firms in an aggregate amount of $500 million. Funding for Home Equity Loans purchased by Capital Corp. is provided, in part, under Mortgage Corp.'s warehouse credit facility and is subject to Mortgage Corp.'s sub-limit for Home Equity Loans meeting the criteria established in Mortgage Corp.'s warehouse credit agreement. The remainder of Capital Corp.'s Home Equity Loan warehouse is funded under a loan repurchase agreement with Nomura Securities, Inc. ("Nomura"). The repurchase agreement expires on April 13, 1998. Capital Corp. anticipates being able to successfully conclude negotiations on some of its warehouse and securitization facilities prior to the expiration of the Nomura repurchase facility. However, if it is unable to do so, it would have to curtail activities to a significant degree.

     Commercial Corp. Commercial Corp. funds its activities with equity investments and subordinated debt from the Company and nonrecourse financing provided by a variety of bank and institutional lenders. Such lenders provide funds to the special purpose entities formed for the purpose of acquiring Portfolio Assets or to Acquisition Partnerships formed for the purpose of co-investing in asset pools with other investors, principally Cargill Financial. Commercial Corp. recently entered into a credit facility with Nomura in the amount of $100 million, priced at LIBOR plus 2.25% to 2.50%, the proceeds of which fund up to 85% of the purchase price of Portfolio Assets acquired by Commercial Corp. or the Acquisition Partnerships. This facility matures on February 28, 1999. Commercial Corp. believes that such facility, when combined with the cash flow from its existing Portfolio Assets and its investment in equities of Acquisition Partnerships, is adequate to meet its current and anticipated liquidity needs. A Commercial Corp. subsidiary recently entered into a $15 million dollar equivalent French franc facility for use in Portfolio purchases in France, which facility accrues interest at LIBOR plus 3.50%, matures on March 31, 1999 and is guaranteed by Commercial Corp. and the Company.

     Consumer Corp. Consumer Corp. funds its activities with equity investments and subordinated debt from the Company and a limited recourse $50 million warehouse credit facility with ContiTrade Services L.L.C. ("ContiTrade"). Funds are advanced under the facility in accordance with an eligible loan borrowing base with the facility priced at LIBOR plus 3.0%. Loans are eligible for inclusion in the borrowing base if they meet documented underwriting standards as approved by ContiTrade and are not delinquent beyond terms established in the loan agreement. At various times, the size of the facility has been in excess of the $50 million committed amount based upon approvals by the lender. Under the terms of the credit facility, the Company guarantees 25% of the amount outstanding under the facility from time to time in addition to an undertaking by the Company to support the liquidity requirements required in securitization transactions. The ContiTrade facility matures on May 17, 1998. Negotiations are underway to extend the facility, but there can be no assurance that such negotiations will be successful.

FOURTH QUARTER

     Net earnings before minority interest and preferred dividends for the fourth quarter of 1997 were $5.7 million, including a $.3 million deferred tax benefit. After deducting minority interest and preferred dividends, net earnings attributable to common equity were $3.8 million, or $.58 per diluted share. These results represent an annualized return on average equity of 13.7%. Net earnings before minority interest and preferred dividends for the fourth quarter of 1996 were $7.7 million, including a $1.9 million deferred tax benefit. After deducting minority interest and preferred dividends, net earnings attributable to common equity were $5.7 million in 1996, or $.86 per diluted share, representing an annualized return on average equity of 28.2%. The following table presents a summary of operations for the fourth quarters of 1997 and 1996.

                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

                                                                1997         1996
                                                               FOURTH       FOURTH
                                                               QUARTER      QUARTER
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Revenues....................................................   $34,921      $24,238
Expenses....................................................    29,219       18,296
                                                               -------      -------
Net earnings before minority interest, preferred dividends
  and income taxes..........................................     5,702        5,942
Benefit (provision) for income taxes........................       (12)       1,742
                                                               -------      -------
Net earnings before minority interest and preferred
  dividends.................................................   $ 5,690      $ 7,684
                                                               =======      =======
Preferred dividends.........................................     1,515        1,937
Net earnings to common shareholders.........................   $ 3,836      $ 5,747
                                                               =======      =======
Net earnings per common share -- basic......................   $  0.59      $  0.88
Net earnings per common share -- diluted....................   $  0.58      $  0.86

EFFECT OF NEW ACCOUNTING STANDARDS

     SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," is effective for transfers of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied prospectively. The Statement provides accounting and reporting standards for transfers and servicing of financial assets that are sales from transfers that are secured borrowings. This Statement has not had a material impact on the Company's financial position or results of operations. SFAS No. 128, "Earnings Per Share," is effective for per share earnings calculations and disclosures for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period earnings per share data that is presented. The accompanying earnings per share data included in this document reflect the retroactive application of SFAS No. 128.

     SFAS No. 129, "Disclosure of Information about Capital Structure," establishes standards for disclosing information about an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997. SFAS No. 130, issued in June 1997, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131, issued in June 1997, "Disclosure about Segments of an Enterprise and Related Information," establishes standards as to how public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. These statements relate principally to disclosure issues and are not expected to have a material impact on the Company's consolidated financial position or results of operations.

                                  RISK FACTORS

RISKS ASSOCIATED WITH RAPID GROWTH AND ENTRY INTO NEW BUSINESSES

     Following the Merger, the Company embarked upon a strategic diversification of its business. Previously, the Company had been engaged primarily in the Portfolio Asset acquisition and resolution business. The Company has recently entered the residential and commercial mortgage banking business and the consumer lending business through a combination of acquisitions and the start-up of new business ventures. The entry of the Company into these new businesses has resulted in increased demands on the Company's personnel and systems. The development and integration of the new businesses requires the investment of additional capital and the continuous involvement of senior management. The Company also must manage a variety of businesses with differing markets, customer bases, financial products, systems and managements. An inability to develop, integrate and manage its businesses could have a material adverse effect on the Company's financial condition, results of operations and business prospects. The Company's ability to support and manage continued growth is dependent upon, among other things, its ability to attract and retain senior management for each of its businesses, to hire, train, and manage its workforce and to continue to develop the skills necessary for the Company to compete successfully in its existing and new business lines. There can be no assurance that the Company will successfully meet all of these challenges.

CONTINUING NEED FOR FINANCING

     General. The successful execution of the Company's business strategy depends on its continued access to financing for each of its major operating subsidiaries. In addition to the need for such financing, the Company must have access to liquidity to invest as equity or subordinated debt to meet the capital needs of its subsidiaries. Liquidity is generated by the cash flow to the Company from subsidiaries, access to the public debt and equity markets and borrowings incurred by the Company. The Company's access to the capital markets is affected by such factors as changes in interest rates, general economic conditions, and the perception in the capital markets of the Company's business, results of operations, leverage, financial condition and business prospects. In addition, the Company's ability to issue and sell common equity (including securities convertible into, or exercisable or exchangeable for, common equity) is limited as a result of the tax laws relating to the preservation of the NOLs available to the Company as a result of the Merger. There can be no assurance that the Company's funding relationships with commercial banks, investment banks and financial services companies (including Cargill Financial) that have previously provided financing for the Company and its subsidiaries will continue past their respective current maturity dates. The majority of the credit facilities to which the Company and its subsidiaries are parties have short-term maturities. Negotiations are underway to extend certain of such credit facilities that are approaching maturity and the Company expects that it will be necessary to extend the maturities of other such credit facilities in the near future. There can be no assurance that such negotiations will be successful. If such negotiations do not result in the extension of the maturities of such credit facilities and the Company or its subsidiaries cannot find alternative funding sources on satisfactory terms, or at all, the Company's financial condition, results of operations and business prospects would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Each of the Company and its major operating subsidiaries has its own source of debt financing. In certain circumstances, a default by the Company or any of its major operating subsidiaries in respect of indebtedness owed to a third party constitutes a default under the Company Credit Facility. The credit facilities to which the Company's major operating subsidiaries are party do not contain similar cross-default or cross-acceleration provisions. Although the Company intends to continue to segregate the debt obligations of each such subsidiary, there can be no assurance that its existing financing sources will continue to agree to such arrangements or that alternative financing sources that would accept such arrangements would be available. In the event the Company's major operating subsidiaries are compelled to accept cross-guarantees, or cross-default or cross-acceleration provisions in connection with their respective credit facilities, financial difficulties experienced by one of the Company's subsidiaries could adversely impact the Company's other subsidiaries.

     Dependence on Warehouse Financing. As is customary in the mortgage banking and consumer lending businesses, the Company's subsidiaries depend upon warehouse credit facilities with financial institutions or institutional lenders to finance the origination and purchase of loans on a short-term basis pending sale or securitization. Implementation of the Company's business strategy requires the continued availability of warehouse credit facilities, and may require increases in the permitted borrowing levels under such facilities. There can be no assurance that such financing will be available on terms satisfactory to the Company. The inability of the Company to arrange additional warehouse credit facilities, to extend or replace existing facilities when they expire or to increase the capacity of such facilities may have a material adverse effect on the Company's financial condition, results of operations and business prospects.

RISKS OF SECURITIZATION

     Significance of Securitization. The Company believes that it will become increasingly dependent upon its ability to securitize Home Equity Loans, sub-prime automobile loans and other loans to efficiently finance the volume of assets expected to be generated. Accordingly, adverse changes in the secondary market for such loans could impair the Company's ability to originate, purchase and sell loans on a favorable or timely basis. Any such impairment could have a material adverse effect upon the Company's financial condition, results of operations and business prospects. Proceeds from the securitization of originated and acquired loans are required to be used to repay borrowings under warehouse credit facilities, thereby making such facilities available to finance the origination and purchase of additional loan assets. There can be no assurance that, as the Company's volume of loans originated or purchased increases and other new products available for securitization increases, the Company will be able to securitize its loan production efficiently. An inability to efficiently securitize its loan production could have a material adverse effect on the Company's financial condition, results of operations and business prospects.

     Securitization transactions may be affected by a number of factors, some of which are beyond the Company's control, including, among other things, the adverse financial condition of, or developments related to, some of the Company's competitors, conditions in the securities markets in general, and conditions in the asset-backed securitization market. The Company's securitizations typically utilize credit enhancements in the form of financial guaranty insurance policies in order to achieve enhanced credit ratings. Failure to obtain insurance company credit enhancement could adversely affect the timing of, or ability of the Company to effect, securitizations. In addition, the failure to satisfy rating agency requirements with respect to loan pools would adversely impact the Company's ability to effect securitizations.

     Contingent Risks. Although the Company intends to sell substantially all of the Home Equity Loans, sub-prime automobile loans and other consumer loans that it originates or purchases, the Company retains some degree of credit risk on substantially all loans sold. During the period in which loans are held pending sale, the Company is subject to various business risks associated with the lending business, including the risk of borrower default, the risk of foreclosure and the risk that a rapid increase in interest rates would result in a decline in the value of loans to potential purchasers. The Company expects that the terms of its securitizations will require it to establish deposit accounts or build over-collateralization levels through retention of distributions otherwise payable to the holders of subordinated interests in the securitization. The Company also expects to be required to commit to repurchase or replace loans that do not conform to the representations and warranties made by the Company at the time of sale.

     Retained Risks of Securitized Loans. The Company makes various representations with respect to the loans that it securitizes. With respect to acquired loans, the Company's representations rely in part on similar representations made by the originators of such loans when they were purchased by the Company. In the event of a breach of its representations, the Company may be required to repurchase or replace the related loan using its own funds. While the Company may have a claim against the originator in the event of a breach of any of these representations made by the originators, the Company's ability to recover on any such claim will be dependent on the financial condition of the originator. There can be no assurance that the Company will not experience a material loss in respect of any of these contingencies.

     Performance Assumptions. Capital Corp. and Funding Corp.'s future net income will be highly dependent on realizing securitization gains on the sale of loans. Such gains will be dependent largely upon the estimated present values of the subordinated interests expected to be derived from the transactions and retained by the Company. Management makes a number of assumptions in determining the estimated present values for the subordinated interests. These assumptions include, but are not limited to, prepayment speeds, default rates and subsequent losses on the underlying loans, and the discount rates used to present value the future cash flows. All of the assumptions are subjective. Varying the assumptions can have a material effect on the present value determination in one securitization as compared to any other. Subsequent events will cause the actual occurrences of prepayments, losses and interest rates to be different from the assumptions used for such factors at the time of the recognition of the sale of the loans. The effect of the subsequently occurring events could cause a re-evaluation of the carrying values of the previously estimated values of the subordinated interests and excess spreads and such adjustment could be material.

     Because the subordinated interests to be retained by Capital Corp. and Funding Corp. represent claims to future cash flow that are subordinated to holders of senior interests, Capital Corp. and Funding Corp. retain a significant portion of the risk of whether the full value of the underlying loans may be realized. In addition, holders of the senior interests may have the right to receive certain additional payments on account of principal in order to reduce the balance of the senior interests in proportion to the credit enhancement requirements of any particular transaction. Such payments for the benefit of the senior interest holders will delay the payment, if any, of excess cash flow to Capital Corp. and Funding Corp. as the holder of the subordinated interests.

IMPACT OF CHANGING INTEREST RATES

     Because most of the Company's borrowings are at variable rates of interest, the Company will be impacted by fluctuations in interest rates. The Company monitors the interest rate environment and employs hedging strategies designed to mitigate certain effects of changes in interest rates when the Company deems such strategies appropriate. However, certain effects of changes in interest rates, such as increased prepayments of outstanding loans, cannot be mitigated. Fluctuations in interest rates could have a material adverse effect on the Company's financial condition, results of operations and business prospects.

     Among other things, a decline in interest rates could result in increased prepayments of outstanding loans, particularly on loans in the servicing portfolio of Mortgage Corp. The value of servicing rights is a significant asset of Mortgage Corp. As prepayments of serviced mortgages increase, the value of such servicing rights (as reflected on the Company's balance sheet) declines, with a corresponding reduction in income as a result of the impairment of the value of mortgage servicing rights. Although to date the impact of such effect has largely been mitigated by increased production of mortgages from refinancings during periods of declining interest rates, there can be no assurance that new mortgage production will be sufficient to mitigate such effect in the future. Absent a level of new mortgage production sufficient to mitigate the effect of mortgage loan prepayments, the future revenue and earnings of the Company will be adversely affected. In addition to prepayment risks, during periods of declining interest rates, Mortgage Corp. experiences higher levels of borrowers who elect not to close on loans for which they have applied because they tend to find loans at lower interest rates. If Mortgage Corp. has entered into commitments to sell such a loan on a forward basis and the prospective borrower fails to close, Mortgage Corp. must nevertheless meet its commitment to deliver the contracted for loans at the promised yields. Mortgage Corp. will incur a loss if it is required to deliver loans to an investor at a committed yield higher than current market rates. A substantial and sustained decline in interest rates also may adversely impact the amount of distressed assets available for purchase by Commercial Corp. The value of the Company's interest-earning assets and liabilities may be directly affected by the level of and fluctuations in interest rates, including the valuation of any residual interests in securitizations that would be severely impacted by increased loan prepayments resulting from declining interest rates.

     Conversely, a substantial and sustained increase in interest rates could adversely affect the ability of the Company to originate loans and could reduce the gains recognized by the Company upon their securitization and sale. Fluctuating interest rates also may affect the net interest income earned by the Company resulting from the difference between the yield to the Company on mortgage and other loans held pending sale and the interest paid by the Company for funds borrowed under the Company's warehouse credit facilities or otherwise.

CREDIT IMPAIRED BORROWERS

     The Company's sub-prime borrowers generally are unable to obtain credit from traditional financial institutions due to factors such as an impaired or poor credit history, low income or another adverse credit event. The Company is subject to various risks associated with these borrowers, including, but not limited to, the risk that the borrowers will not satisfy their debt service obligations and that the realizable value of the assets securing their loans will not be sufficient to repay the borrowers' debt. While the Company believes that the underwriting criteria and collection methods it employs enable it to identify and control the higher risks inherent in loans made to such borrowers, and that the interest rates charged compensate the Company for the risks inherent in such loans, no assurance can be given that such criteria or methods, or such interest rates, will afford adequate protection against, or compensation for, higher than anticipated delinquencies, foreclosures or losses. The actual rate of delinquencies, foreclosures or losses could be significantly accelerated by an economic downturn or recession. Consequently, the Company's financial condition, results of operations and business prospects could be materially adversely affected. The Company has established an allowance for loan losses through periodic earnings charges and purchase discounts on acquired receivables to cover anticipated loan losses on the loans currently in its portfolio. No assurance can be given, however, that loan losses in excess of the allowance will not occur in the future or that additional provisions will not be required to provide for adequate allowances in the future.

AVAILABILITY OF PORTFOLIO ASSETS

     The Portfolio Asset acquisition and resolution business is affected by long-term cycles in the general economy. In addition, the volume of domestic Portfolio Assets available for purchase by investors such as the Company has generally declined since 1993 as large pools of distressed assets acquired by governmental agencies in the 1980s and early 1990s have been resolved or sold. The Company cannot predict its future annual acquisition volume of Portfolio Assets. Moreover, future Portfolio Asset purchases will depend on the availability of Portfolios offered for sale, the availability of capital and the Company's ability to submit successful bids to purchase Portfolio Assets. The acquisition of Portfolio Assets has become highly competitive in the United States. This may require the Company to acquire Portfolio Assets at higher prices thereby lowering profit margins on the resolution of such Portfolios. Under certain circumstances, the Company may choose not to bid for Portfolio Assets that it believes cannot be acquired at attractive prices. As a result of all the above factors, Portfolio Asset purchases, and the revenue derived from the resolution of Portfolio Assets, may vary significantly from quarter to quarter.

AVAILABILITY OF NET OPERATING LOSS CARRYFORWARDS

     The Company believes that, as a result of the Merger, approximately $596 million of NOLs were available to the Company to offset future taxable income as of December 31, 1995. Since December 31, 1995, the Company has generated an additional $12 million in tax operating losses. Accordingly, as of December 31, 1997, the Company believes that it has approximately $608 million of NOLs available to offset future taxable income. In accordance with the terms of Financial Accounting Standards Board Statement Number 109 (relating to accounting for income taxes), the Company has established a future utilization equivalent to approximately $87.7 million of the total $608 million of NOLs, which equates to a $30.7 million deferred tax asset on the Company's books and records. However, because the Company's position in respect of its NOLs is based upon factual determinations and upon legal issues with respect to which there is uncertainty and because no ruling has been obtained from the Internal Revenue Service (the "IRS") regarding the availability of the NOLs to the Company, there can be no assurance that the IRS will not challenge the availability of the Company's NOLs and, if challenged, that the IRS will not be successful in disallowing the entire amount of the Company's NOLs, with the result that the Company's $30.7 million deferred tax asset would be reduced or eliminated.

     Assuming that the $608 million in NOLs is available to the Company, the entire amount of such NOLs may be carried forward to offset future taxable income of the Company until the tax year 2005. Thereafter, the NOLs begin to expire. The ability of the Company to utilize such NOLs will be severely limited if there is a more than 50% ownership change of the Company during a three-year testing period within the meaning of section 382 of the Internal Revenue Code of 1986, as amended (the "Tax Code").

     If the Company were unable to utilize its NOLs to offset future taxable income, it would lose significant competitive advantages that it now enjoys. Such advantages include, but are not limited to, the Company's ability to offset non-cash income recognized by the Company in connection with certain securitizations, to generate capital to support its expansion plans on a tax-advantaged basis, to offset its and its consolidated subsidiaries' pretax income, and to have access to the cash flow that would otherwise be represented by payments of federal tax liabilities.

ASSUMPTIONS UNDERLYING PORTFOLIO ASSET PERFORMANCE

     The purchase price and carrying value of Portfolio Assets acquired by Commercial Corp. are determined largely by estimating expected future cash flows from such assets. Commercial Corp. develops and revises such estimates based on its historical experience and current market conditions, and based on the discount rates that the Company believes are appropriate for the assets comprising the Portfolios. In addition, many obligors on Portfolio Assets have impaired credit, with risks associated with such obligors similar to the risks described in respect of borrowers under "-- Credit Impaired Borrowers." If the amount and timing of actual cash flows is materially different from estimates, the Company's financial condition, results of operations and business prospects could be materially adversely affected.

GENERAL ECONOMIC CONDITIONS

     Periods of economic slowdown or recession, or declining demand for residential or commercial real estate, automobile loans or other commercial or consumer loans may adversely affect the Company's business. Economic downturns may reduce the number of loan originations by the Company's mortgage banking, consumer and commercial finance businesses and negatively impact its securitization activity and generally reduce the value of the Company's assets. In addition, periods of economic slowdown or recession, whether general, regional or industry-related, may increase the risk of default on mortgage loans and other loans and could have a material adverse effect on the Company's financial condition, results of operations and business prospects. Such periods also may be accompanied by declining values of homes, automobiles and other property securing outstanding loans, thereby weakening collateral coverage and increasing the possibility of losses in the event of default. Significant increases in homes or automobiles for sale during recessionary economic periods may depress the prices at which such collateral may be sold or delay the timing of such sales. There can be no assurance that there will be adequate markets for the sale of foreclosed homes or repossessed automobiles. Any material deterioration of such markets could reduce recoveries from the sale of collateral.

     Such economic conditions could also adversely affect the resolution of Portfolio Assets, lead to a decline in prices or demand for collateral underlying Portfolio Assets, or increase the cost of capital invested by the Company and the length of time that capital is invested in a particular Portfolio. All or any one of these events could decrease the rate of return and profits to be realized from such Portfolio and materially adversely affect the Company's financial condition, results of operations and business prospects.

RISK OF DECLINING VALUE OF COLLATERAL

     The value of the collateral securing mortgage loans, automobile and other consumer loans and loans acquired for resolution, as well as real estate or other acquired distressed assets, is subject to various risks, including uninsured damage, change in location or decline in value caused by use, age or market conditions. Any material decline in the value of such collateral could adversely affect the financial condition, results of operations and business prospects of the Company.

GOVERNMENT REGULATION

     Many aspects of the Company's business are subject to regulation, examination and licensing under various federal, state and local statutes and regulations that impose requirements and restrictions affecting, among other things, the Company's loan originations, credit activities, maximum interest rates, finance and other charges, disclosures to customers, the terms of secured transactions, collection, repossession and claims handling procedures, multiple qualification and licensing requirements for doing business in various jurisdictions, and other trade practices. The Company believes it is currently in compliance in all material respects with applicable regulations, but there can be no assurance that the Company will be able to maintain such compliance. Failure to comply with, or changes in, these laws or regulations, or the expansion of the Company's business into jurisdictions that have adopted more stringent regulatory requirements than those in which the Company currently conducts business, could have an adverse effect on the Company by, among other things, limiting the interest and fee income the Company may generate on existing and additional loans, limiting the states in which the Company may operate or restricting the Company's ability to realize on the collateral securing its loans. See "Business -- Government Regulation."

     The mortgage banking industry in particular is highly regulated. Failure to comply with any of the various state and federal laws affecting the industry, all of which are subject to regular modification, may result in, among other things, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits, administrative enforcement actions and civil and criminal liability. Furthermore, currently there are proposed various laws, rules and regulations which, if adopted, could materially affect the Company's business. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations will not be adopted in the future that will make compliance more difficult or expensive, restrict the Company's ability to originate, purchase, service or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated, purchased, serviced or sold by the Company, or otherwise have a material adverse effect on the Company's financial condition, results of operations and business prospects. See
"Business -- Government Regulation."

     Members of Congress and government officials have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. The reduction or elimination of these tax benefits may lessen the demand for residential mortgage loans and Home Equity Loans, and could have a material adverse effect on the Company's financial condition, results of operations and business prospects.

ENVIRONMENTAL LIABILITIES

     The Company, through its subsidiaries and affiliates, acquires real property in its Portfolio Asset acquisition and resolution business, and periodically acquires real property through foreclosure of mortgage loans that are in default. There is a risk that properties acquired by the Company could contain hazardous substances or waste, contaminants or pollutants. The Company may be required to remove such substances from the affected properties at its expense, and the cost of such removal may substantially exceed the value of the affected properties or the loans secured by such properties. Furthermore, the Company may not have adequate remedies against the prior owners or other responsible parties to recover its costs, either as a matter of law or regulation, or as a result of such prior owners' financial inability to pay such costs. The Company may find it difficult or impossible to sell the affected properties either prior to or following any such removal.

COMPETITION

     All of the businesses in which the Company operates are highly competitive. Some of the Company's principal competitors are substantially larger and better capitalized than the Company. Because of their resources, these companies may be better able than the Company to obtain new customers for mortgage or other loan production, to acquire Portfolio Assets, to pursue new business opportunities or to survive periods of industry consolidation. Access to and the cost of capital are critical to the Company's ability to compete. Many of the Company's competitors have superior access to capital sources and can arrange or obtain lower cost of capital, resulting in a competitive disadvantage to the Company with respect to such competitors.

     In addition, certain of the Company's competitors may have higher risk tolerances or different risk assessments, which could allow these competitors to establish lower margin requirements and pricing levels than those established by the Company. In the event a significant number of competitors establish pricing levels below those established by the Company, the Company's ability to compete would be adversely affected.

RISK ASSOCIATED WITH FOREIGN OPERATIONS

     Commercial Corp. has acquired, and manages and resolves, Portfolio Assets located in France, and is actively pursuing opportunities to purchase additional pools of distressed assets in France, other areas of Western Europe and Mexico. Foreign operations are subject to various special risks, including currency translation risks, currency exchange rate fluctuations, exchange controls and different political, social and legal environments within such foreign markets. To the extent future financing in foreign currencies is unavailable at reasonable rates, the Company would be further exposed to currency translation risks, currency exchange rate fluctuations and exchange controls. In addition, earnings of foreign operations may be subject to foreign income taxes that reduce cash flow available to meet debt service requirements and other obligations of the Company, which may be payable even if the Company has no earnings on a consolidated basis. Any or all of the foregoing could have a material adverse effect on the Company's financial condition, results of operations and business prospects.

DEPENDENCE ON INDEPENDENT MORTGAGE BROKERS

     The Company depends in large part on independent mortgage brokers for the origination and purchase of mortgage loans. In 1997, a substantial portion of the loans originated by Mortgage Corp., and all of the loans originated by Capital Corp., were originated by independent mortgage brokers or otherwise acquired from third parties. These independent mortgage brokers deal with multiple lenders for each prospective borrower. The Company competes with these lenders for the independent brokers' business based on a number of factors, including price, service, loan fees and costs. The Company's financial condition, results of operations and business prospects could be adversely affected by changes in the volume and profitability of mortgage loans resulting from, among other things, competition with other lenders and purchasers of such loans.

     Class action lawsuits have been filed against a number of mortgage lenders, including Mortgage Corp., alleging that such lenders have violated the federal Real Estate Settlement Procedures Act of 1974 by making certain payments to independent mortgage brokers. If these cases are resolved against the lenders, it may cause an industry-wide change in the way independent mortgage brokers are compensated. Such changes may have a material adverse effect on the Company's results of operations, financial condition and business prospects.

DEPENDENCE ON AUTOMOBILE DEALERSHIP RELATIONSHIPS

     The ability of the Company to expand into new geographic markets and to maintain or increase its volume of automobile loans is dependent upon maintaining and expanding the network of franchised automobile dealerships from which it purchases contracts. Increased competition, including competition from captive finance affiliates of automobile manufacturers, could have a material adverse effect on the Company's ability to maintain or expand its dealership network.

LITIGATION

     Industry participants in the mortgage and consumer lending businesses from time to time are named as defendants in litigation involving alleged violations of federal and state consumer protection or other similar laws and regulations. A judgment against the Company in connection with any such litigation could have a material adverse effect on the Company's consolidated financial condition, results of operations and business prospects.

RELATIONSHIP WITH AND DEPENDENCE UPON CARGILL

     The Company's relationship with Cargill Financial is significant in a number of respects. Cargill Financial, a subsidiary of Cargill, Incorporated, a privately held, multi-national agricultural and financial services company, provides equity and debt financings for many of the Acquisition Partnerships, and provides a $35 million revolving line of credit to the Company, which expires on March 28, 1998. Cargill Financial owns approximately 3.7% of the Company's outstanding Common Stock, and a Cargill Financial designee, David W. MacLennan, serves as a director of the Company. The Company believes its relationship with Cargill Financial significantly enhances the Company's credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into other businesses and foreign markets. Although management believes that the Company's relationship with Cargill Financial is excellent, there can be no assurance that such relationship will continue in the future. Absent such relationship, the Company and the Acquisition Partnerships would be required to find alternative sources for the financing that Cargill Financial has historically provided. There can be no assurance that such alternative financing would be available. Any termination of such relationship could have a material adverse effect on the Company's financial condition, results of operations and business prospects.

DEPENDENCE ON KEY PERSONNEL

     The Company is dependent on the efforts of its senior executive officers, particularly James R. Hawkins (Chairman and Chief Executive Officer), James T. Sartain (President and Chief Operating Officer), Rick R. Hagelstein (Executive Vice President and Director of Subsidiary Operations), Matt A. Landry, Jr. (Executive Vice President and Chief Administrative Officer) and Richard J. Gillen (Managing Director of Mortgage Finance). The Company is also dependent on several of the key members of management of each of its operating subsidiaries, many of whom were instrumental in developing and implementing the business strategy for such subsidiaries. The inability or unwillingness of one or more of these individuals to continue in his present role could have a material adverse effect on the Company's financial condition, results of operations and business prospects. Except for Mr. Gillen, none of the senior executive officers has entered into an employment agreement with the Company. There can be no assurance that any of the foregoing individuals will continue to serve in his current capacity or for what time period such service might continue. The Company does not maintain key person life insurance for any of its senior executive officers other than Mr. Gillen.

INFLUENCE OF CERTAIN SHAREHOLDERS

     The directors and executive officers of the Company collectively beneficially own 42.3% of the Common Stock. Although there are no agreements or arrangements with respect to voting such Common Stock among such persons except as described below, such persons, if acting together, may effectively be able to control any vote of shareholders of the Company and thereby exert considerable influence over the affairs of the Company. James R. Hawkins, the Chairman of the Board and Chief Executive Officer of the Company, is the beneficial owner of 15.8% of the Common Stock. James T. Sartain, President and Chief Operating Officer of the Company, and ATARA I, Ltd. ("ATARA"), an entity associated with Rick R. Hagelstein, Executive Vice President and Director of Subsidiary Operations of the Company each beneficially own 5.8% of the outstanding Common Stock. In addition, Cargill Financial owns approximately 3.7% of the Common Stock. Mr. Hawkins, Mr. Sartain, Cargill Financial and ATARA are parties to a shareholder voting agreement (the "Shareholder Voting Agreement"). Under the Shareholder Voting Agreement, Mr. Hawkins, Mr. Sartain and ATARA are required to vote their shares in favor of Cargill Financial's designee for director of the Company, and Cargill Financial is required to vote its shares in favor of one or more of the designees of Messrs. Hawkins and Sartain and ATARA. Richard J. Gillen, Managing Director of Mortgage Finance, and Ed Smith are the beneficial owners of 10.6% and 9.7%, respectively, of the Common Stock. As a result, Messrs. Gillen and Smith may be able to exert influence over the affairs of the Company and if their shares are combined with the holdings of Messrs. Hawkins and Sartain and the shares held by ATARA, will have effective control of the Company. There can be no assurance that the interests of management or the other entities and individuals named above will be aligned with the Company's other shareholders.

SHARES ELIGIBLE FOR FUTURE SALE

     The utilization of the Company's NOLs may be limited or prohibited under the Tax Code in the event of certain ownership changes. The Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") contains provisions restricting the transfer of its securities that are designed to avoid the possibility of such changes. Such restrictions may prevent certain holders of common stock of the Company from transferring such stock even if such holders are permitted to sell such stock without restriction under the Securities Act, and may limit the Company's ability to sell common stock to certain existing holders of common stock at an advantageous time or at a time when capital may be required but unavailable from any other source.

RELIANCE ON SYSTEMS; YEAR 2000 ISSUES

     The Company's computer systems are integral to the operation of its businesses. There can be no assurance that these systems will continue to be adequate to support the Company's growth. A failure of the Company's computer systems, including a failure of data integrity or accuracy, could have a material adverse effect on the Company's consolidated financial condition, results of operations and business prospects.

     Although the Company maintains its own computer systems for a significant portion of its operations, the Company is substantially dependent on the services of third-party servicers in its mortgage banking and Portfolio Asset acquisition and resolution businesses. The Company has been informed by such servicers that, although they intend to make the necessary modifications to their computer systems, the computer systems operated by them are not yet year 2000 compliant. In addition, the Company interacts electronically with several government agencies, including FHLMC, FNMA, FHA, FMHA and GNMA, whose computer systems are not yet year 2000 compliant. There can be no assurance that such third parties and government agencies will make the necessary modifications to their respective computer systems to enable proper processing of transactions relating to the year 2000 and beyond. Any failure by such entities to timely correct year 2000 issues could have a material adverse effect on the Company's consolidated financial condition, results of operations and business prospects.

ANTI-TAKEOVER CONSIDERATIONS

     The Company's Certificate of Incorporation and by-laws contain a number of provisions relating to corporate governance and the rights of shareholders. Certain of these provisions may be deemed to have a potential "anti-takeover" effect to the extent they are utilized to delay, defer or prevent a change of control of the Company by deterring unsolicited tender offers or other unilateral takeover proposals and compelling negotiations with the Company's Board of Directors rather than non-negotiated takeover attempts even if such events may be in the best interests of the Company's shareholders. The Certificate of Incorporation also contains certain provisions restricting the transfer of its securities that are designed to prevent ownership changes that might limit or eliminate the ability of the Company to use its NOLs.

PERIOD TO PERIOD VARIANCES

     The Company Portfolio Assets and Acquisition Partnerships based proceeds realized from the resolution of the Portfolio Assets, which proceeds have historically varied significantly and likely will continue to vary significantly from period to period. Consequently, the Company's period to period revenue and net income have historically varied, and are likely to continue to vary, correspondingly. Such variances, alone or with other factors, such as conditions in the economy or the financial services industries or other developments affecting the Company, may result in significant fluctuations in the reported earnings of the Company and in the trading prices of the Company's securities, particularly the Common Stock.

TAX, MONETARY AND FISCAL POLICY CHANGES

     The Company originates and acquires financial assets, the value and income potential of which are subject to influence by various state and federal tax, monetary and fiscal policies in effect from time to time. The nature and direction of such policies are entirely outside the control of the Company, and the Company cannot predict the timing or effect of changes in such policies. Changes in such policies could have a material adverse effect on the Company's consolidated financial condition, results of operations and business prospects.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Cash and cash equivalents...................................  $ 31,605     $ 16,445
Portfolio Assets, net.......................................    89,951       76,240
Loans receivable, net.......................................    90,115       41,310
Mortgage loans held for sale................................   533,751      134,348
Equity investments in and advances to Acquisition
  Partnerships..............................................    35,529       21,761
Class A Certificate of FirstCity Liquidating Trust..........        --       53,617
Mortgage servicing rights...................................    69,634       33,517
Receivable for servicing advances and accrued interest......    21,410       16,045
Deferred tax benefit, net...................................    30,614       13,898
Other assets, net...........................................    37,510       18,008
                                                              --------     --------
          Total Assets......................................  $940,119     $425,189
                                                              ========     ========

          LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable.............................................  $750,781     $266,166
  Other liabilities.........................................    34,672       20,604
                                                              --------     --------
          Total Liabilities.................................   785,453      286,770
Commitments and contingencies...............................        --           --
Redeemable preferred stock:
  Special preferred stock, including dividends of $669 and
     $1,938, respectively (nominal stated value of $21 per
     share; 2,500,000 shares authorized; 849,777 and
     2,460,911 shares, respectively, issued and
     outstanding)...........................................    18,515       53,617
  Adjusting rate preferred stock, including dividends of
     $846 in 1997 (redemption value of $21 per share;
     2,000,000 shares authorized; 1,073,704 shares issued
     and outstanding in 1997)...............................    23,393           --
Shareholders' equity:
  Optional preferred stock (par value $.01 per share;
     98,000,000 shares authorized; no shares issued or
     outstanding)...........................................        --           --
  Common stock (par value $.01 per share; 100,000,000 shares authorized; issued and outstanding: 6,526,510 and
     6,513,346 shares, respectively)........................        65           65
  Paid in capital...........................................    29,509       29,783
  Retained earnings.........................................    83,184       54,954
                                                              --------     --------
          Total Shareholders' Equity........................   112,758       84,802
                                                              --------     --------
          Total Liabilities, Redeemable Preferred Stock and
            Shareholders' Equity............................  $940,119     $425,189
                                                              ========     ========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1997          1996         1995
                                                              ----------    ----------    ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Gain on sale of mortgage loans............................   $ 36,496      $ 19,298      $ 7,864
  Net mortgage warehouse income.............................      3,499         3,224        2,355
  Gain on sale of mortgage servicing rights.................      4,246         2,641        2,011
  Servicing fees:
     Mortgage...............................................     14,732        10,079        6,508
     Other..................................................     12,066        12,456       10,903
  Gain on resolution of Portfolio Assets....................     24,183        19,510       11,984
  Equity in earnings of Acquisition Partnerships............      7,605         6,125        3,834
  Rental income on real estate Portfolios...................        332         3,033        1,277
  Interest income...........................................     13,448         7,707        1,572
  Other income..............................................      9,462         3,415        3,060
  Interest income on Class A Certificate....................      3,553        11,601        8,597
                                                               --------      --------      -------
          Total revenues....................................    129,622        99,089       59,965
                                                               --------      --------      -------
Expenses:
  Interest on other notes payable...........................     12,433        10,403        4,721
  Salaries and benefits.....................................     42,191        26,927       16,767
  Amortization:
     Mortgage servicing rights..............................      7,550         4,091        3,823
     Other..................................................      2,563         3,113        1,534
  Provision for loan losses.................................      6,613         2,029           --
  Harbor Merger related expenses............................      1,618            --           --
  Occupancy, data processing, communication and other.......     36,354        23,254       11,955
  Interest on senior subordinated notes.....................         --         3,892        4,721
                                                               --------      --------      -------
          Total expenses....................................    109,322        73,709       43,521
                                                               --------      --------      -------
Net earnings before minority interest, preferred dividends
  and income taxes..........................................     20,300        25,380       16,444
  Benefit (provision) for income taxes......................     15,485        13,749       (1,200)
                                                               --------      --------      -------
Net earnings before minority interest and preferred
  dividends.................................................     35,785        39,129       15,244
  Minority interest.........................................       (157)           --           --
  Preferred dividends.......................................     (6,203)       (7,709)      (3,876)
                                                               --------      --------      -------
Net earnings to common shareholders.........................   $ 29,425      $ 31,420      $11,368
                                                               ========      ========      =======
Net earnings per common share -- basic......................   $   4.51      $   4.83      $  2.18
Net earnings per common share -- diluted....................   $   4.46      $   4.79      $  2.18
Weighted average common shares outstanding -- basic.........      6,518         6,504        5,223
Weighted average common shares outstanding -- diluted.......      6,591         6,556        5,223

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               NUMBER OF                                      TOTAL
                                                COMMON     COMMON    PAID IN   RETAINED   SHAREHOLDERS'
                                                SHARES      STOCK    CAPITAL   EARNINGS      EQUITY
                                               ---------   -------   -------   --------   -------------
                                                                (DOLLARS IN THOUSANDS)
BALANCES, DECEMBER 31, 1994..................    255,257   $ 1,590   $ 8,014   $17,518      $ 27,122
  Common stock issued........................      5,935        59       720        --           779
  Common stock retired.......................    (11,080)     (111)   (1,089)       --        (1,200)
  Net assets spun off to Combined Financial
     Corporation.............................         --        --        --    (5,352)       (5,352)
  Merger with First City Bancorporation of
     Texas, Inc. (Note 2)....................  6,252,296    (1,473)   21,473        --        20,000
  Net earnings for 1995......................         --        --        --    15,244        15,244
  Preferred dividends........................         --        --        --    (3,876)       (3,876)
  Other......................................         --        --        71        --            71
                                               ---------   -------   -------   -------      --------
BALANCES, DECEMBER 31, 1995..................  6,502,408        65    29,189    23,534        52,788
  Exercise of warrants, options and employee
     stock purchase plan.....................     10,938        --       266        --           266
  Net earnings for 1996......................         --        --        --    39,129        39,129
  Preferred dividends........................         --        --        --    (7,709)       (7,709)
  Other......................................         --        --       328        --           328
                                               ---------   -------   -------   -------      --------
BALANCES, DECEMBER 31, 1996..................  6,513,346..      65    29,783    54,954        84,802
                                               ---------   -------   -------   -------      --------
  Exercise of warrants, options and employee
     stock purchase plan.....................     13,164        --       318        --           318
  Change in subsidiary year end..............         --        --        --    (1,195)       (1,195)
  Net earnings for 1997, after minority
     interest................................         --        --        --    35,628        35,628
  Preferred dividends........................         --        --        --    (6,203)       (6,203)
  Other......................................         --        --      (592)       --          (592)
                                               ---------   -------   -------   -------      --------
BALANCES, DECEMBER 31, 1997..................  6,526,510   $    65   $29,509   $83,184      $112,758
                                               =========   =======   =======   =======      ========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1997          1996          1995
                                                              -----------   -----------   -----------
Cash flows from operating activities:
  Net earnings..............................................  $    35,785   $    39,129   $    15,244
  Adjustments to reconcile net earnings to net cash used in
    operating activities, net of effect of acquisitions:
    Proceeds from resolution of Portfolio Assets............       87,138        70,940        44,760
    Gain on resolution of Portfolio Assets..................      (24,183)      (19,510)      (11,984)
    Purchase of Portfolio Assets............................      (38,367)      (60,329)      (42,727)
    Origination of automobile receivables...................      (89,845)      (17,635)           --
    Gain on sale of mortgage servicing rights...............       (4,246)       (2,641)       (2,011)
    Increase in mortgage loans held for sale................     (396,599)      (30,418)      (67,690)
    Increase in construction loans receivable...............      (10,414)       (7,370)       (1,446)
    Originated mortgage servicing rights....................      (40,734)      (18,128)       (3,950)
    Purchases of mortgage servicing rights..................       (5,798)       (3,075)       (2,429)
    Proceeds from sale of mortgage servicing rights.........       14,598         9,048         2,130
    Provision for loan losses...............................        6,613         2,029            --
    Equity in earnings of Acquisition Partnerships..........       (7,605)       (6,125)       (3,834)
    Proceeds from performing Portfolio Assets...............       78,821        11,646         1,293
    (Increase) decrease in net deferred tax asset...........      (14,200)      (14,235)          186
    Depreciation and amortization...........................       11,791         8,791         6,200
    Increase in other assets................................      (25,370)      (18,554)      (11,770)
    Increase (decrease) in other liabilities................       17,220          (344)        2,797
    Adjustment to equity from change in subsidiary year
      end...................................................       (1,195)           --            --
                                                              -----------   -----------   -----------
         Net cash used in operating activities..............     (406,590)      (56,781)      (75,231)
                                                              -----------   -----------   -----------
Cash flows from investing activities, net of effect of
  acquisitions:
  Advances to Acquisition Partnerships......................          (50)       (1,256)       (9,755)
  Payments on advances to Acquisition Partnerships..........        1,029         9,821           169
  Acquisition of subsidiaries...............................        1,118        (3,936)       (7,753)
  Proceeds from sales of and payments on loans held for
    investment..............................................          492           122           465
  Repurchases of loans from investors.......................       (5,983)       (1,196)           --
  Principal payments on Class A Certificate.................       46,477       115,337            --
  Property and equipment, net...............................       (2,919)       (2,530)       (1,821)
  Contributions to Acquisition Partnerships.................      (25,282)      (30,704)       (3,583)
  Distributions from Acquisition Partnerships...............       11,833        31,279         5,206
                                                              -----------   -----------   -----------
         Net cash provided by (used in) investing
           activities.......................................       26,715       116,937       (17,072)
                                                              -----------   -----------   -----------
Cash flows from financing activities, net of effect of
  acquisitions:
  Borrowings under notes payable............................    9,196,377     4,105,451     1,137,662
  Payments of notes payable.................................   (8,777,337)   (4,048,369)   (1,056,179)
  Payment of senior subordinated notes......................           --      (105,690)           --
  Additions to notes payable to shareholders and officers...           --            --         1,930
  Reduction of notes payable to shareholders and officers...           --            --        (1,843)
  Capital contribution of FCBOT ............................           --            --        20,000
  Purchase of special preferred stock.......................      (12,567)           --            --
  Proceeds from issuance of common stock....................          318           266           779
  Distributions to minority interest........................       (5,129)           --            --
  Preferred dividends paid..................................       (6,627)       (9,647)           --
  Retirement of common stock................................           --            --        (1,200)
  Other increases in paid in capital........................           --            64            64
                                                              -----------   -----------   -----------
         Net cash provided by (used in) financing
           activities.......................................      395,035       (57,925)      101,213
                                                              -----------   -----------   -----------
Net increase in cash........................................  $    15,160   $     2,231   $     8,910
Cash, beginning of year.....................................       16,445        14,214         5,304
                                                              -----------   -----------   -----------
Cash, end of year...........................................  $    31,605   $    16,445   $    14,214
                                                              ===========   ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest................................................  $    37,284   $    21,420   $    10,476
                                                              ===========   ===========   ===========
    Income taxes............................................  $       852   $       116   $     1,000
                                                              ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) BASIS OF PRESENTATION

     As more fully discussed in Note 2, on July 3, 1995, FirstCity Financial Corporation (the "Company" or "FirstCity") was formed by the merger of J-Hawk Corporation and First City Bancorporation of Texas, Inc. Historical financial statements prior to the merger date reflect the financial position and results of operations of J-Hawk Corporation. Additionally, the Company's merger with Harbor Financial Group, Inc. ("Mortgage Corp.") on July 1, 1997 is accounted for as a pooling of interests. The accompanying consolidated financial statements are retroactively restated to reflect the pooling of interests.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimation of future collections on purchased portfolio assets used in the calculation of net gain on resolution of portfolio assets, interest rate environments, prepayment speeds of loans in servicing portfolios, collectibility on loans held in inventory and for investment. Actual results could differ materially from those estimates.

(B) DESCRIPTION OF BUSINESS

     The Company is a diversified financial services company with offices throughout the United States, and a presence in France and Mexico. The Company is engaged in three principal businesses: (i) residential and commercial mortgage banking; (ii) portfolio asset acquisition and resolution; and (iii) consumer lending.

     The Company engages in the mortgage banking business through direct retail and broker retail mortgage banking activities through which it originates, purchases, sells and services residential and commercial mortgage loans throughout the United States. Additionally the Company acquires, originates, warehouses and securitizes mortgage loans to borrowers who have significant equity in their homes and who generally do not satisfy the more rigid underwriting standards of the traditional residential mortgage lending market (referred to herein as "Home Equity Loans"). In addition to mortgage banking activities, the Company performs other ancillary services such as residential property management, property appraisal and inspection, portfolio/corporate evaluations, risk management and hedging advisory services, marketing of loan servicing portfolios, and mergers and acquisitions advisory services.

     In the portfolio asset acquisition and resolution business the Company acquires and resolves portfolios of performing and nonperforming commercial and consumer loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), which are generally acquired at a discount to their legal principal balance. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally nonhomogeneous assets, including loans of varying qualities that are secured by diverse collateral types and foreclosed properties. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on business or real estate or other collateral cash flow. Portfolio Assets are acquired on behalf of the Company or its wholly-owned subsidiaries, and on behalf of legally independent domestic and foreign partnerships and other entities ("Acquisition Partnerships") in which a partially owned affiliate of the Company is the general partner and the Company and other investors are limited partners.

     The Company's consumer lending activities include the origination, acquisition and servicing of sub-prime consumer loans principally secured by automobiles with the intention of selling the acquired loans in securitization transactions.

     The Company services, manages and ultimately resolves or otherwise disposes of substantially all of the assets it, its Acquisition Partnerships, or other related entities acquire. The Company services all such assets until they are collected or sold and normally does not manage assets for non-affiliated third parties.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(C) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of all of the majority owned subsidiaries of the Company. Investments in 20 percent to 50 percent owned affiliates are accounted for on the equity method. All significant intercompany transactions and balances have been eliminated in consolidation.

(D) CASH EQUIVALENTS

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has maintained balances in various operating and money market accounts in excess of federally insured limits.

(E) PORTFOLIO ASSETS

     Portfolio Assets are reflected in the accompanying consolidated financial statements as non-performing Portfolio Assets, performing Portfolio Assets or real estate Portfolios. The following is a description of each classification and the related accounting policy accorded to each Portfolio type:

  Non-Performing Portfolio Assets

     Non-performing Portfolio Assets consist primarily of distressed loans and loan related assets, such as foreclosed upon collateral. Portfolio Assets are designated as non-performing unless substantially all of the loans in the Portfolio are being repaid in accordance with the contractual terms of the underlying loan agreements. Such Portfolios are acquired on the basis of an evaluation by the Company of the timing and amount of cash flow expected to be derived from borrower payments or other resolution of the underlying collateral securing the loan.

     All non-performing Portfolio Assets are purchased at substantial discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the amortized cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified.

     Net gain on resolution of non-performing Portfolio Assets is recognized as income to the extent that proceeds collected exceed a pro rata portion of allocated cost from the Portfolio. Cost allocation is based on a proration of actual proceeds divided by total estimated proceeds of the pool. No interest income is recognized separately on non-performing Portfolio Assets. All proceeds, of whatever type, are included in proceeds from resolution of Portfolio Assets in determining the gain on resolution of such assets. Accounting for Portfolios is on a pool basis as opposed to an individual asset-by-asset basis.

  Performing Portfolio Assets

     Performing Portfolio Assets consist primarily of Portfolios of consumer and commercial loans acquired at a discount from the aggregate amount of the borrowers' obligation. Portfolios are classified as performing if substantially all of the loans in the Portfolio are being repaid in accordance with the contractual terms of the underlying loan agreements.

     Performing Portfolio Assets are carried at the unpaid principal balance of the underlying loans, net of acquisition discounts. Interest is accrued when earned in accordance with the contractual terms of the loans. The accrual of interest is discontinued once a loan becomes past due 90 days or more. Acquisition discounts for the Portfolio as a whole are accreted as an adjustment to yield over the estimated life of the Portfolio. Accounting for these Portfolios is on a pool basis as opposed to an individual asset-by-asset basis.

     The Company accounts for its performing Portfolio Assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, which requires creditors to evaluate the collectibility of both contractual interest and principal of loans when assessing the need for a loss accrual. Impairment is measured

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES based on the present value of the expected future cash flows discounted at the loans' effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable.

  Real Estate Portfolios

     Real estate Portfolios consist of real estate assets acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received.

(F) LOANS RECEIVABLE

     Construction loans receivable consist of single-family residential construction loans originated by the Company and are carried at the lower of cost or market.

     Loans held for investment include originated residential mortgage loans and other loans made to third parties. Mortgage loans held for investment are transferred to the investment category at the lower of cost or market on the date of transfer. The mortgage loans consist principally of loans originated by the Company which do not meet investor purchase criteria and loans repurchased from mortgage-backed securities pools.

     Automobile and consumer finance receivables consist of sub-prime automobile finance receivables and student loan receivables, which are originated and acquired from third party dealers and other originators, purchased at a non-refundable discount from the contractual principal amount. This discount is allocated between discount available for loan losses and discount available for accretion to interest income. Discounts allocated to discounts available for accretion are deferred and accreted to income using the interest method. To date all acquired discounts have been allocated as discounts available for loan losses. To the extent the discount is considered insufficient to absorb anticipated losses on the loans receivable, additions to the allowance are made through a periodic provision for loan losses (see Note 4). The evaluation of the allowance considers loan portfolio performance, historical losses, delinquency statistics, collateral valuations and current economic conditions. Such evaluation is made on an individual loan basis using static pool analyses.

     Interest is accrued when earned in accordance with the contractual terms of the loans. The accrual of interest is discontinued once a loan becomes past due 90 days or more.

(G) MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale include the market value of related hedge contracts and are stated at the lower of cost or market value, as determined by outstanding commitments from investors on an aggregate portfolio basis. Any differences between the carrying amounts and the proceeds from sales are credited or charged to operations at the time the sale proceeds are collected.

     Loan origination fees and certain direct loan origination costs are deferred until the related loan is sold. Discounts from origination of mortgage loans held for sale are deferred and recognized as adjustments to gain or loss upon sale. Loan servicing income represents fees earned for servicing loans owned by investors. The fees generally are based on a contractual percentage of the outstanding principal balance. Fees are recorded as income when cash payments are received. Loan servicing costs are charged to expense as incurred.

(H) MORTGAGE SERVICING RIGHTS

     The Company accounts for mortgage servicing rights in accordance with the provisions of SFAS No. 122 ("Statement 122"), Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

Statement 122 requires a mortgage banking enterprise to recognize, as separate assets, the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. This statement also requires that these capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. In assessing impairment, the mortgage servicing rights capitalized after adoption of Statement 122 are to be stratified based on one or more of the predominant risk characteristics of the underlying loans. Impairment is to be recognized through a valuation allowance for each impaired stratum.

     Mortgage servicing rights are recorded at the lower of cost or present value of the estimated net future servicing income. The recorded cost is amortized in proportion to, and over the period of, estimated future servicing income adjusted to reflect the effect of prepayments received and anticipated. The carrying value of mortgage servicing rights is stratified into pools based on loan type and note rate. The fair value of each pool is evaluated in relation to the estimated future discounted net servicing income over the estimated remaining loan lives.

     When mortgage loans are sold with servicing retained and the stated servicing fee rate differs materially from the normal servicing fee rate, the sales price is adjusted for this excess servicing for purposes of determining gain or loss on the sale to provide for the recognition of a reduced servicing fee in subsequent years. The adjustment approximates the present value of the difference between the normal and stated servicing fees over the estimated life of the mortgage loans. The capitalized excess fees are amortized in proportion to, and over the period of, estimated net servicing income.

     SFAS No. 125 ("Statement 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control of assets and liabilities. Under this approach, after a transfer, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. Statement 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The Company adopted Statement 125 effective January 1, 1997. Adoption of Statement 125 did not have a material impact on the consolidated financial position or results of operations of the Company.

(I) PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, less accumulated depreciation and are included in other assets. Depreciation is provided using accelerated methods over the estimated useful lives of the assets.

(J) RECEIVABLE FOR SERVICING ADVANCES

     Funds advanced for escrow, foreclosure and other investor requirements are recorded as receivables and a loss provision is recorded for estimated uncollectible amounts. An allowance for losses is provided for potential losses on loans serviced for others that are in the process of foreclosure or may be reasonably expected to be foreclosed in the future.

(K) PREPAID COMMITMENT FEES

     Prepaid commitment fees are included in other assets and represent fees paid primarily to permanent investors for the right to deliver mortgage loans in the future at a specified yield. These fees are recognized as expense when the loans are sold to permanent investors, when the commitment expires, or when it is determined that loans will not be delivered under the commitment. Deferred gains or losses are included in the carrying amount of the loans being hedged, which are valued at the lower of aggregate cost or market value.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(L) INTANGIBLES

     Intangible assets represent the excess of cost over fair value of assets acquired in connection with purchase transactions (goodwill) as well as the purchase price of future service fee revenues and are included in other assets. These intangible assets are amortized over periods estimated to coincide with the expected life of the underlying asset pool owned or serviced by the acquired subsidiary. The Company periodically evaluates the existence of intangible asset impairment on the basis of whether such intangibles are fully recoverable from the projected, undiscounted net cash flows of the related assets acquired.

(M) TAXES

     The Company files a consolidated federal income tax return with its 80% or greater owned subsidiaries. The Company records all of the allocated federal income tax provision of the consolidated group in the parent corporation.

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

(N) NET EARNINGS PER COMMON SHARE

     The Company adopted the provisions of SFAS No. 128, Earnings Per Share, which revised the previous calculation methods and presentation of earnings per share in the fourth quarter of 1997. Basic net earnings per common share calculations are based upon the weighted average number of common shares outstanding restated to reflect the equivalent number of shares of the Company's common stock that were issued to the J-Hawk Corporation shareholders in connection with the Merger and the Harbor Merger discussed in Note 2. Earnings included in the earnings per common share calculation are reduced by minority interest and preferred stock dividends. Potentially dilutive common share equivalents include warrants and stock options in the diluted earnings per common share calculations.

(O) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company adopted the provisions of SFAS No. 121, ("Statement 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. Statement 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of Statement 121 did not have a material impact on the consolidated financial position or results of operations of the Company.

(P) RECLASSIFICATIONS

     Certain amounts in the financial statements for prior periods have been reclassified to conform with current financial statement presentation.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(2) MERGERS AND ACQUISITIONS

     A Joint Plan of Reorganization by First City Bancorporation of Texas, Inc. ("FCBOT"), Official Committee of Equity Security Holders, and J-Hawk Corporation ("J-Hawk"), with the Participation of Cargill Financial Services Corporation ("Cargill Financial"), Under Chapter 11 of the United States Bankruptcy Code, (the "Plan of Reorganization"), became effective on July 3, 1995. Pursuant to the Plan of Reorganization and an Agreement and Plan of Merger (collectively referred to as the "Plan") between FCBOT and J-Hawk, on July 3, 1995, J-Hawk was merged (the "Merger") with and into FCBOT. Pursuant to the Merger, (i) the former holders of common stock of J-Hawk received, in the aggregate, approximately 49.9% of the outstanding common stock of the surviving entity, in exchange for their shares of J-Hawk common stock, (ii) 2,460,911 shares or approximately 50.1% of the outstanding common stock of the surviving entity was distributed among former security holders of FCBOT pursuant to the Plan, and
(iii) the name of the corporation was changed to FirstCity Financial Corporation. As a result of the implementation of the Plan and the consummation of the Merger, FirstCity also issued (i) 9% senior subordinated notes (all of which have been redeemed), (ii) warrants to purchase 500,000 shares of its common stock at an exercise price of $25 per share, and (iii) special preferred stock to certain former security holders of FCBOT.

     J-Hawk contributed substantially all of its interests in its Acquisition Partnerships, all of its servicing operations, substantially all of its leasehold improvements and equipment and its entire management team to FirstCity. All remaining assets and liabilities of J-Hawk were spun out to Combined Financial Corporation (owned by the former J-Hawk shareholders) in June 1995. The common stock of J-Hawk was converted into 2,460,511 shares of FirstCity common stock. FCBOT contributed $20 million in cash to FirstCity. While the transaction was legally structured as a merger, substantively, the transaction has been treated for accounting purposes as a purchase of FCBOT by J-Hawk. The net assets of J-Hawk spun out to Combined Financial Corporation were as follows:


Cash and equivalents........................................    $   232
Purchased asset pools.......................................     12,375
Other assets................................................      2,839
Notes payable...............................................     (8,187)
Payable to stockholders and officers........................     (1,669)
Other liabilities...........................................       (238)
                                                                -------
          Net assets spun out...............................    $ 5,352
                                                                =======

     Pursuant to the Plan, substantially all of the legal and beneficial interest in the assets of FCBOT, other than the $20 million in cash contributed to FirstCity, were transferred to the newly-formed FirstCity Liquidating Trust (the "Trust"), or to subsidiaries of the Trust. Such assets are being liquidated over the life of the Trust pursuant to the terms thereof. FirstCity, as the sole holder of the Class A Certificate of the Trust (the "Class A Certificate"), received from the Trust amounts sufficient to pay certain expenses and its obligations under the 9% senior subordinated notes and the special preferred stock. The liquidation of the assets transferred to the Trust was managed by the Company pursuant to an Investment Management Agreement between the Trust and the Company. In the first quarter of 1997, the Investment Management Agreement was terminated and the Company received $6.8 million.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     On September 21, 1995, the Company acquired the capital stock of Diversified Financial Systems, Inc. and Diversified Performing Assets, Inc. (collectively, "Diversified") for $12.9 million in cash, notes and additional contingent consideration payable in the form of "cash flow" notes. The aggregate purchase price was allocated to the net assets of Diversified based upon fair value at acquisition date as follows (dollars in thousands):

Purchased asset pools.......................................  $ 68,834
Intangibles.................................................     9,379
Other assets................................................       414
Notes payable...............................................   (63,515)
Other liabilities...........................................    (2,196)
                                                              --------
Purchase price, net of cash received........................  $ 12,916
                                                              ========

     At December 31, 1996, the Company reflected a liability of $3.1 million to a former shareholder related to such cash flow notes in a transaction accounted for as a purchase and a note receivable from the same shareholder in the amount of $1 million. In 1997, the Company entered into a modified note agreement with the former shareholder providing for an amended note payable in the amount of $5.4 million. The modified note agreement extinguishes the Company's liability for any amounts due related to the cash flow notes and acts to off-set the note receivable from the former shareholder. The additional net liability resulting from this modification was reflected as an adjustment to goodwill in the Company's 1997 consolidated balance sheet.

     On July 1, 1997, the Company merged with Mortgage Corp. (the "Harbor Merger"). The Company issued 1,580,986 shares of its common stock in exchange for 100% of Mortgage Corp.'s outstanding capital stock in a transaction accounted for as a pooling of interests. Mortgage Corp. originates and services residential and commercial mortgage loans. Mortgage Corp. had approximately $12 million in equity, assets of over $300 million and 700 employees prior to the Harbor Merger. The consolidated financial statements of the Company have been restated to reflect the Harbor Merger as if it occurred on January 1, 1995. Prior to the Harbor Merger, Mortgage Corp.'s fiscal year end was September 30. During 1997, the year end of Mortgage Corp. and its subsidiaries was changed to conform with the year end of the Company. Accordingly, the consolidated balance sheet as of December 31, 1996 and the consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995 include information and contain the accounts of Mortgage Corp. and its subsidiaries as of September 30, 1996 and for the years ended September 30, 1996 and 1995.

     On May 15, 1996, Mortgage Corp. acquired for $3.6 million all of the outstanding common stock of Hamilton Financial Services Corporation ("Hamilton") and subsidiaries in a transaction accounted for as a purchase. The assets and liabilities assumed have been recorded at their fair values effective May 1, 1996. No goodwill was recorded as a result of the acquisition. The Company's consolidated financial statements include the results of operations and cash flows of Hamilton since the acquisition date. Because the assets acquired by Mortgage Corp. are immaterial to the consolidated financial position or results of operations of the Company, the presentation of pro forma results of operations of the Company and Hamilton for periods prior to the acquisition would not be meaningful.

     On May 15, 1997, Mortgage Corp. acquired substantially all of the assets of MIG Financial Corporation ("MIG"), MIG's $1.7 billion commercial mortgage servicing portfolio, and MIG's commercial mortgage operations headquartered in Walnut Creek, California for an aggregate purchase price of $4 million plus the assumption of certain liabilities in a transaction accounted for as a purchase. The assets purchased consisted of servicing rights, fixed assets and the business relationships of MIG. MIG's asset revenues and historical earnings are insignificant to the total assets and results of operations of the Company. The transaction was accounted for as a purchase. MIG originated about $400 million in commercial mortgage loans in 1996. The

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES transaction was funded by $1.3 million of senior debt and $2.6 million of subordinated debt. The Company provided the $2.6 million subordinated loan in connection with such transaction. The terms of the loan reflected market terms for comparable loans made on an arms'-length basis.

     The Company's net revenues, net earnings to common shareholders and net earnings per common share, for the six months ended June 30, 1997 and each of the years in the two-year period ended December 31, 1996, before and after the Harbor Merger are summarized as follows:

                                                       SIX MONTHS        YEAR ENDED
                                                         ENDED          DECEMBER 31,
                                                        JUNE 30,     ------------------
                                                          1997        1996       1995
                                                       ----------    -------    -------
Net revenues (including equity earnings):
  Before 1997 pooling................................   $34,838      $61,469    $39,523
  1997 pooling.......................................    29,830       37,620     20,442
  After 1997 pooling.................................    64,668       99,089     59,965
Net earnings to common shareholders:
  Before 1997 pooling................................   $ 8,966      $27,696    $10,857
  1997 pooling.......................................     1,447        3,724        511
  After 1997 pooling.................................    10,413       31,420     11,368
Net earnings per common share -- diluted:
  Before 1997 pooling................................   $  1.79      $  5.57    $  2.98
  1997 pooling.......................................     (0.21)       (0.78)     (0.80)
  After 1997 pooling.................................      1.58         4.79       2.18

(3) PORTFOLIO ASSETS

     Portfolio Assets are summarized as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997        1996
                                                              --------    ---------
Non-performing Portfolio Assets.............................  $130,657    $ 302,239
Performing Portfolio Assets.................................    16,131       13,986
Real estate Portfolios......................................    22,777       25,303
                                                              --------    ---------
          Total Portfolio Assets............................   169,565      341,528
Discount required to reflect Portfolio Assets at carrying
  value.....................................................   (79,614)    (265,288)
                                                              --------    ---------
          Portfolio Assets, net.............................  $ 89,951    $  76,240
                                                              ========    =========

     Portfolio Assets are pledged to secure non-recourse notes payable.

(4) LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Construction loans receivable...............................  $19,594    $ 8,816
Residential mortgage loans held for investment..............    6,386      1,097
Automobile and consumer finance receivables.................   73,417     34,090
Allowance for loan losses...................................   (9,282)    (2,693)
                                                              -------    -------
  Loans receivable, net.....................................  $90,115    $41,310
                                                              =======    =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The activity in the allowance for loan losses is summarized as follows for the periods indicated:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
Balances, beginning of year.................................  $  2,693    $    --
  Provision for loan losses.................................     6,613      2,029
  Discounts acquired........................................    13,152      5,989
  Reduction in contingent liabilities.......................       458      1,415
  Other (allocation of reserves to sold loans)..............    (1,363)        --
  Charge off activity:
     Principal balances charged off.........................   (15,126)    (7,390)
     Recoveries.............................................     2,855        650
                                                              --------    -------
       Net charge offs......................................   (12,271)    (6,740)
                                                              --------    -------
Balances, end of year.......................................  $  9,282    $ 2,693
                                                              ========    =======

     During 1997 and 1996, a note recorded at the time of original purchase of the initial automobile finance receivables pool and contingent on the ultimate performance of the pool was adjusted to reflect a reduction in anticipated payments due pursuant to the contingency. The reductions in the recorded contingent liability were recorded as increases in the allowance for losses.

(5) MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale include loans collateralized by first lien mortgages on one-to-four family residences as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Residential mortgage loans..................................  $522,970    $132,193
Unamortized premiums and discounts..........................    10,781       2,155
                                                              --------    --------
                                                              $533,751    $134,348
                                                              ========    ========

(6) INVESTMENTS IN ACQUISITION PARTNERSHIPS

     The Company has investments in Acquisition Partnerships and their general partners that are accounted for on the equity method. Acquisition Partnerships invest in Portfolio Assets in a manner similar to the Company, as described in
Note 1. The condensed combined financial position and results of operations of the Acquisition Partnerships, which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized below:

                       CONDENSED COMBINED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Assets......................................................  $338,484    $240,733
                                                              ========    ========
Liabilities.................................................  $250,477    $144,094
Net equity..................................................    88,007      96,639
                                                              --------    --------
                                                              $338,484    $240,733
                                                              ========    ========
Company's equity in Acquisition Partnerships................  $ 35,529    $ 21,761
                                                              ========    ========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONDENSED COMBINED SUMMARY OF EARNINGS

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
Proceeds from resolution of Portfolio Assets.......  $178,222    $174,012    $188,934
Gross margin.......................................    33,398      39,505      51,370
Interest income on performing Portfolio Assets.....     8,432       7,870          --
Net earnings.......................................  $ 20,117    $ 10,692    $  9,542
                                                     ========    ========    ========
Company's equity in earnings of Acquisition
  Partnerships.....................................  $  7,605    $  6,125    $  3,834
                                                     ========    ========    ========

     In the third quarter of 1996, the Company recognized $2.0 million in servicing fees in connection with the sale and securitization of $75 million of performing loans from the Acquisition Partnerships. During the third quarter of 1996, a majority of the debt of the Acquisition Partnerships was refinanced, resulting in a $7 million equity distribution to the Company.

(7) CLASS A CERTIFICATE

     The Company was the sole holder of the Class A Certificate. Distributions from the Trust in respect of the Class A Certificate were used to retire the senior subordinated notes payable. Pursuant to a June 1997 agreement with the Trust, the Trust's obligation to the Company under the Class A Certificate was terminated (other than the Trust's obligation to reimburse the Company for certain expenses) in exchange for the Trust's agreement to pay the Company an amount equal to $22.75 per share for the 1,923,481 outstanding shares of the Company's special preferred stock at June 30, 1997, the 1997 second quarter dividend of $.7875 per share, and 15% interest from June 30, 1997 on any unpaid portion of the settlement amount. In 1997, the Company paid dividends of $5.1 million on special preferred stock and purchased 537,430 shares (representing $11.3 million in liquidation preference) of special preferred stock with distributions from the Trust. The Trust has distributed $44.1 million to the Company as full satisfaction of the June 1997 agreement.

(8) MORTGAGE SERVICING RIGHTS AND DEFERRED EXCESS SERVICING FEES

     Mortgage servicing rights and deferred excess servicing fees consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Mortgage servicing rights...................................  $ 87,742    $ 46,814
Deferred excess servicing fees..............................     5,929       2,791
                                                              --------    --------
                                                                93,671      49,605
Accumulated amortization....................................   (23,489)    (15,640)
                                                              --------    --------
                                                                70,182      33,965
Valuation allowance.........................................      (548)       (448)
                                                              --------    --------
                                                              $ 69,634    $ 33,517
                                                              ========    ========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(9) NOTES PAYABLE

     Notes payable consisted of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Collateralized loans, secured by Portfolio Assets:
  Fixed rate (7.66% at December 31, 1997), due 2002.........  $ 79,206    $     --
  Prime (8.25% at December 31, 1996) plus 3.00% to 5.00%....        --      37,491
  French franc LIBOR (3.5156% at December 31, 1997) plus
     4.00%, due 1998........................................     8,301
  LIBOR (5.9637% at December 31, 1997) plus 4.00% to 5.00%,
     due 1998...............................................     3,259       7,947
Collateralized loans, secured by automobile finance
  receivables:
  LIBOR (5.9637% at December 31, 1997) plus 3.00%, due
     1998...................................................    50,006      25,329
Residential mortgage warehouse lines of credit, secured by
  individual notes:
  LIBOR (5.9637% at December 31, 1997) plus .50 to 2.50%,
     due 1998...............................................   337,598     148,579
  Fed Funds (6.75% at December 31, 1997) plus .80 to 1.0%,
     due 1998...............................................   187,141          --
  Repurchase agreements (5.9637% at December 31, 1997) plus
     0.85%, due 1998........................................    35,826          --
Other notes payable, secured by substantially all the assets of Mortgage Corp.:
  LIBOR (5.9637% at December 31, 1997) plus 2.25%, due
     2002...................................................    38,000      20,000
Borrowings under revolving line of credit, secured and with
  recourse to the Company...................................     6,994      19,384
Other secured borrowings, secured by fixed assets...........       849       2,689
                                                              --------    --------
  Notes payable, secured....................................   747,180     261,419
  Notes payable to others (Diversified shareholder debt) 7%,
     due 2003...............................................     3,601       4,747
                                                              --------    --------
                                                              $750,781    $266,166
                                                              ========    ========

     The Company has a $35 million revolving line of credit with Cargill Financial. The line bears interest at LIBOR plus 5% and expires on March 28, 1998. The line is secured by substantially all of the Company's unencumbered assets.

     Under terms of certain borrowings, the Company and its subsidiaries are required to maintain certain tangible net worth levels and debt to equity and debt service coverage ratios. The terms also restrict future levels of debt. The Company was in compliance with all covenants at December 31, 1997. At December 31, 1997, cash restricted pursuant to loan covenants totaled $2.1 million. The aggregate maturities of notes payable for the five years ending December 31, 2002 are as follows: $627,693 in 1998, $11,409 in 1999, $10,671 in 2000, $11,240
in 2001 and $89,693 in 2002.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(10) MORTGAGE SERVICING PORTFOLIO AND RELATED OFF-BALANCE SHEET CREDIT RISK, AND INSURANCE COVERAGE

     At December 31, 1997, a substantial portion of the Company's loan production activity and collateral for loans serviced is concentrated within the states of Texas and California. The Company's mortgage servicing portfolio is comprised of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Number of loans (in thousands)..............................          62            52
Aggregate principal balance.................................  $6,688,452    $3,947,028
Related escrow funds........................................  $   32,708    $   49,462

     The above table includes subserviced mortgage loans of approximately $707 million and $835 million at December 31, 1997 and 1996, respectively.

     The Company is required to advance, from corporate funds, escrow and foreclosure costs for loans which it services. A portion of these advances for loans serviced for GNMA are not recoverable. As of December 31, 1997 and 1996, reserves for unrecoverable advances of approximately $357 and $232, respectively, were established for GNMA loans in default.

     Upon foreclosure, an FHA/VA property is typically conveyed to HUD or the VA. However, the VA has the authority to deny conveyance of the foreclosed property to the VA (a "VA no-bid"). The VA, instead, reimburses the Company based on a percentage of the loan's outstanding principal balance ("guarantee" amount). For GNMA VA no-bids, the foreclosed property is conveyed to the Company and the Company then assumes the market risk of disposing of the property. The related allowance for GNMA VA loans in default for potential no-bid losses as of December 31, 1997 and 1996, is included in the allowance for unrecoverable advances described above.

     The Company is servicing approximately $11.2 million in loans with recourse to Mortgage Corp. on behalf of FNMA and other investors. The recourse obligation is the result of servicing purchases by Mortgage Corp. pursuant to which Mortgage Corp. assumed the recourse obligation. As a result, Mortgage Corp. is obligated to repurchase those loans that ultimately foreclose.

     In addition, Mortgage Corp. has issued various representations and warranties associated with whole loan and bulk servicing sales. The representations and warranties may require Mortgage Corp. to repurchase defective loans as defined by the applicable servicing and sales agreements.

     Mortgage Corp. and its subsidiaries originated and purchased mortgage loans with principal balances totaling approximately $3.7 billion, $1.8 billion and $.7 billion, respectively, in 1997, 1996 and 1995. Errors and omissions and fidelity bond insurance coverage under a mortgage banker's bond was $4.5 million at December 31, 1997 and 1996.

(11) PREFERRED STOCK AND SHAREHOLDERS' EQUITY

     The authorized capital stock of the Company consists of the following: (1)
2.5 million shares of special preferred stock, par value $.01 per share, with a nominal stated value of $21.00 per share; (2) 2 million shares of adjusting rate preferred stock, par value $.01 per share, with a redemption value of $21.00 per share; (3) 98 million shares of optional preferred stock, par value $.01 per share; and (4) 100 million shares of common stock, par value $.01 per share. Additionally, on July 3, 1995, under the Plan, the Company authorized the issuance of up to 500,000 warrants to purchase common stock to certain of FCBOT shareholders. In connection with the Merger, 4,921,422 shares of common stock, 2,460,911 shares of special preferred stock and 500,000 warrants to purchase common stock were issued.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

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

     The holders of special preferred stock are entitled to receive the nominal stated value on September 30, 1998, and cumulative quarterly cash dividends at the annual rate of $3.15 per share. Accrued dividends through September 30, 1996 of $9.6 million, or $3.92 per share, were paid in 1996. Dividends of $5.8 million, or $3.15 per share, were paid in 1997. At December 31, 1997, accrued dividends totaled $.7 million, or $.7875 per share, and were paid on January 15, 1998. In 1997, the Company purchased 537,430 shares (representing $11.3 million in liquidation preference) of special preferred stock with a distribution from the Trust. The special preferred stock carries no voting rights, except in the event of non-payment of declared dividends.

     In June 1997, the Company initiated an offer to exchange one share of special preferred stock for one share of the newly designated adjusting rate preferred stock. The adjusting rate preferred stock has a redemption value of $21.00 per share and cumulative quarterly cash dividends at the annual rate of $3.15 per share through September 30, 1998, adjusting to $2.10 per share through the redemption date of September 30, 2005. The Company may redeem the adjusting rate preferred stock after September 30, 2003 for $21 per share plus accrued dividends. The adjusting rate preferred stock carries no voting rights except in the event of non-payment of dividends. Pursuant to the exchange offer, 1,073,704 shares of special preferred stock were accepted for exchange for a like number of shares of adjusting rate preferred stock. Dividends of $.8 million, or $.7875 per share, were paid in 1997 and additional dividends of $.8 million, or $.7875 per share were accrued at December 31, 1997 (paid on January 15, 1998).

     The Board of Directors of the Company may designate the relative rights and preferences of the optional preferred stock when and if issued. Such rights and preferences can include liquidation preferences, redemption rights, voting rights and dividends and shares can be issued in multiple series with different rights and preferences. The Company has no current plans for the issuance of an additional series of optional preferred stock.

     Each warrant entitles the holder to purchase one share of common stock at an exercise price of $25.00 per share, subject to adjustment in certain circumstances, and expires on July 3, 1999. The Company may repurchase the warrants for $1.00 per warrant should the quoted market price of the Company's common stock exceed $31.25 for any 10 out of 15 consecutive trading days. During 1997 and 1996, 106 and 2,625 warrants, respectively, were exercised, with 497,269 warrants outstanding at December 31, 1997.

     The Company has stock option and award plans for the benefit of key individuals, including its directors, officers and key employees. The plans are administered by a committee of the Board of Directors and provide for the grant of up to a total of 730,000 shares of common stock.

     The per share weighted-average fair value of stock options granted during 1997 and 1996 was $19.14 and $13.19, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions: 1997 -- $0 expected dividend yield, risk-free interest rate of 6.46%, expected volatility of 30%, and an expected life of 10 years; 1996 -- $0 expected dividend yield, risk-free interest rate of 5.75%, expected volatility of 30%, and an expected life of 9.7 years.

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option and award plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES to common shareholders and net earnings per common share would have been reduced to the pro forma amounts indicated below:

                                                               1997       1996
                                                              -------    -------
Net earnings to common shareholders:
  As reported...............................................  $29,425    $31,420
  Pro forma.................................................   28,263     30,707
Net earnings per common share -- diluted:
  As reported...............................................  $  4.46    $  4.79
  Pro forma.................................................     4.29       4.68

     Stock option activity during the periods indicated is as follows:

                                                       1997                 1996
                                                ------------------   ------------------
                                                          WEIGHTED             WEIGHTED
                                                          AVERAGE              AVERAGE
                                                          EXERCISE             EXERCISE
                                                SHARES     PRICE     SHARES     PRICE
                                                -------   --------   -------   --------
Outstanding at beginning of year..............  223,100    $21.07    229,600    $20.20
Granted.......................................  125,200     26.47     18,000     30.75
Exercised.....................................   (4,750)    20.00     (4,500)    20.00
Forfeited.....................................  (29,250)    25.91    (20,000)    20.00
                                                -------              -------
Outstanding at end of year....................  314,300    $22.64    223,100    $21.07
                                                =======              =======

     At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $20.00 -- $30.75 and 7 years, respectively.

     At December 31, 1997, there were 87,710 options exercisable with a weighted-average exercise price of $20.25.

     The Company has an employee stock purchase plan which allows employees to acquire an aggregate of 100,000 shares of common stock of the Company at 85% of the fair value at the end of each quarterly plan period. The value of the shares purchased under the plan is limited to the lesser of 10% of compensation or $25,000 per year. Under the plan, 8,308 shares were issued in 1997 and 3,813 shares were issued during 1996. At December 31, 1997, an additional 87,879 shares of common stock are available for issuance pursuant to the plan.

     Earnings per share ("EPS") has been calculated in conformity with SFAS No. 128, Earnings Per Share, and all prior periods have been restated. A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1997         1996         1995
                                                   ----------   ----------   ----------
Net earnings to common shareholders..............  $   29,425   $   31,420   $   11,368
                                                   ==========   ==========   ==========
Weighted average common shares
  outstanding -- basic...........................   6,517,716    6,504,065    5,223,021
Effect of dilutive securities:
  Assumed exercise of stock options..............      48,824       45,467           --
  Assumed exercise of warrants...................      24,672        6,392           --
                                                   ----------   ----------   ----------
Weighted average common shares
  outstanding -- diluted.........................   6,591,212    6,555,924    5,223,021
                                                   ==========   ==========   ==========
Net earnings per common share -- basic...........  $     4.51   $     4.83   $     2.18
Net earnings per common share -- diluted.........  $     4.46   $     4.79   $     2.18

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(12) INCOME TAXES

     Income tax expense (benefit) consists of:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           1997       1996      1995
                                                         --------   --------   ------
Federal and state current expense......................  $  1,231   $  2,751   $1,264
Federal deferred expense (benefit).....................   (16,716)   (16,500)     (64)
                                                         --------   --------   ------
          Total........................................  $(15,485)  $(13,749)  $1,200
                                                         ========   ========   ======

     The actual income tax expense (benefit) attributable to earnings from operations differs from the expected tax expense (computed by applying the federal corporate tax rate of 35% to earnings from operations before income taxes) as follows:

                                                          1997       1996      1995
                                                        --------   --------   -------
Computed expected tax expense.........................  $  7,105   $  8,883   $ 5,755
Increase (reduction) in income taxes resulting from:
  Tax effect of Class A Certificate...................    (1,243)    (4,060)   (3,009)
  Change in valuation allowance.......................   (23,388)   (18,616)   (1,522)
  Alternative minimum tax and state income tax........     1,646         --        --
  REMIC excess inclusion income.......................       268         --        --
  Other...............................................       127         44       (24)
                                                        --------   --------   -------
                                                        $(15,485)  $(13,749)  $ 1,200
                                                        ========   ========   =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1997 and 1996, are as follows:

                                                                1997         1996
                                                              ---------    ---------
Deferred tax assets:
  Investments in Acquisition Partnerships, principally due
     to differences in basis for tax and financial reporting
     purposes...............................................      1,453    $     403
  Intangibles, principally due to differences in
     amortization...........................................      1,317        1,138
  Book loss reserve greater than tax loss reserve...........     (1,200)         849
  Tax basis in fixed assets greater than book...............        255          255
  Federal net operating loss carryforward...................    213,028      210,681
  Valuation allowance.......................................   (168,971)    (192,360)
                                                              ---------    ---------
          Total deferred tax assets.........................     45,882       20,966
Deferred tax liabilities:
  Book basis in servicing rights greater than tax basis.....    (15,231)      (7,031)
  Other, net................................................        (37)         (37)
                                                              ---------    ---------
          Total deferred tax liabilities....................     15,268       (7,068)
                                                              ---------    ---------
Net deferred tax asset......................................  $  30,614    $  13,898
                                                              =========    =========

     As a result of the Merger described in Note 2, the Company has net operating loss carryforwards for federal income tax purposes of approximately $608 million at December 31, 1997, available to offset future federal taxable income, if any, through the year 2012. A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. During 1997 and 1996, the Company adjusted the previously established valuation allowance to recognize a deferred tax benefit of $23.4 million.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The change in valuation allowance represents primarily an increase in the estimate of the future taxable income during the carryforward period since the prior year end and the utilization of net operating loss carryforwards since the Merger. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

(13) EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution 401(k) employee profit sharing plan pursuant to which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company's contributions to the 401(k) plan were $603 in 1997, $407 in 1996 and $226 in 1995.

(14) LEASES

     The Company leases its current headquarters from a related party under a noncancelable operating lease. The lease calls for monthly payments of $7.5 through its expiration in December 2001 and includes an option to renew for two additional five-year periods. Rental expense for 1997, 1996 and 1995 under this lease was $90 each year.

     The Company also leases office space and equipment from unrelated parties under operating leases expiring in various years through 2004. Rental expense under these leases for 1997, 1996 and 1995 was $4.1 million, $2.3 million and $1.5 million, respectively. As of December 31, 1997, the future minimum lease payments under all noncancelable operating leases are: $4,992 in 1998, $4,326 in 1999, $2,234 in 2000, $1,486 in 2001 and $1,360 in 2002 and beyond.

     The Company has subleased various office space. These sublease agreements primarily relate to leases assumed in the acquisition of Hamilton. Future minimum rentals to be received under noncancelable operating leases are $1,109, $1,036 and $227 for the years 1998, 1999 and 2000, respectively.

(15) MORTGAGE LOAN PIPELINE, HEDGES, AND RELATED OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business through the origination and selling of mortgage loans. The risks are associated with fluctuations in interest rates. The financial instruments include commitments to extend credit, mandatory forward contracts, and various hedging instruments. The instruments involve, to varying degrees, interest rate risk in excess of the amount recognized in the consolidated financial statements.

     The Company's mortgage loan pipeline as of December 31, 1997, totaled approximately $1.6 billion. The Company's exposure to loss in the event of nonperformance by the party committed to purchase the mortgage loan is represented by the amount of loss in value due to increases in interest rates on its fixed rate commitments. The pipeline consists of approximately $300 million of fixed rate commitments and $1.3 billion of floating rate obligations. The floating rate commitments are not subject to significant interest rate risk. Management believes that the Company had adequate lines of credit at December 31, 1997 to fund its projected loan closings from its mortgage loan pipeline.

     The Company uses a variety of methods to hedge the interest rate risk of the mortgage loans in the pipeline that are expected to close and the mortgage loans held for sale. Mandatory forward commitments to sell whole loans and mortgage-backed securities are the Company's primary hedge instruments. At Decem-

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES ber 31, 1997, the Company had approximately $423 million of mandatory forward commitments to sell. To the extent mortgage loans at the appropriate rates are not available to fill these commitments, the Company has interest rate risk due primarily to the impact of interest rate fluctuations on its obligations to fill forward commitments.

     The Company's mortgage loan pipeline and mandatory forward commitments are included in the lower of cost or market value calculation of mortgage loans held for sale.

(16) OTHER RELATED PARTY TRANSACTIONS

     During 1996, the Company acquired a portfolio of sub-prime automobile finance receivables from an Acquisition Partnership for approximately $23.6 million. This acquisition was at the carrying value of the Portfolio in the Acquisition Partnership, thus resulting in no gain or loss on the transaction to the Acquisition Partnership.

     In January 1995, the Company entered into an agreement with a shareholder to repurchase 11,080 shares of J-Hawk common stock for $1.2 million. The Company paid the former shareholder $.4 million in cash and issued a $.8 million note, which was assumed by Combined Financial Corporation, an affiliated entity, prior to the Merger.

     In 1995, the Company sold approximately $12 million (allocated cost) of loans to a partnership owned by certain executive officers of J-Hawk. The Company recognized approximately $3 million in gain from the transaction. Additionally, the Company entered into a servicing arrangement with the partnership to service the sold assets for a fee based on collections.

     The Company has contracted with the Trust, the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees totaling $12.1 million, $12.5 million and $10.9 million for 1997, 1996 and 1995, respectively, and due diligence fees (included in other income) were derived from such affiliates.

     During 1997, the Company, along with selected Acquisition Partnerships, sold certain assets to an entity 80% owned by the Company. The gain on the sale of the assets was deferred and is being recognized as the assets are ultimately resolved.

(17) COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

     The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At December 31, 1997, advances of $.2 million had been made under the obligation.

(18) FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below.

(A)  CASH AND CASH EQUIVALENTS AND CLASS A CERTIFICATE

     The carrying amount of cash and cash equivalents and the Class A Certificate approximated fair value at December 31, 1997 and 1996.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(B)  PORTFOLIO ASSETS AND LOANS RECEIVABLE

     The Portfolio Assets and loans receivable are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risks inherent in the assets. The carrying value of the Portfolio Assets and loans receivable was $180 million and $118 million, respectively, at December 31, 1997 and 1996. The estimated fair value of the Portfolio Assets and loans receivable was approximately $199 million and $134 million, respectively, at December 31, 1997 and 1996.

(C)  MORTGAGE LOANS HELD FOR SALE

     Market values of loans held for sale are generally based on quoted market prices or dealer quotes. The carrying value of mortgage loans held for sale was $534 million and $134 million, respectively, at December 31, 1997 and 1996. The estimated fair value of mortgage loans held for sale approximated their carrying value at December 31, 1997 and 1996.

(D)  NOTES PAYABLE

     Management believes that the repayment terms for similar rate financial instruments with similar credit risks and the stated interest rates at December 31, 1997 and 1996 approximate the market terms for similar credit instruments. Accordingly, the carrying amount of notes payable is believed to approximate fair value.

(E)  REDEEMABLE PREFERRED STOCK

     Redeemable preferred stock is carried at redemption value plus accrued but unpaid dividends. Carrying values were $41,908 and $53,617 at December 31, 1997 and 1996, respectively. Fair market values based on quoted market rates were $42,048 and $59,062 at December 31, 1997 and 1996, respectively.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FirstCity Financial Corporation:

     We have audited the accompanying consolidated balance sheets of FirstCity Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            KPMG Peat Marwick LLP

Fort Worth, Texas
March 24, 1998

                        FIRSTCITY FINANCIAL CORPORATION

     The Harbor Merger, which occurred in July 1997, was accounted for as a pooling of interests. The Company's historical financial statements have therefore been retroactively restated to include the financial position and results of operations of Mortgage Corp. for all periods presented. Earnings per share has been calculated in conformity with SFAS No. 128, Earnings Per Share, and all prior periods have been restated.

                       SELECTED QUARTERLY FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                          1997                                    1996
                          -------------------------------------   -------------------------------------
                           FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                          QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                          -------   -------   -------   -------   -------   -------   -------   -------
Income..................  $32,060   $28,295   $28,235   $33,427   $21,184   $24,238   $25,176   $22,366
Expenses................   24,032    26,399    29,672    29,219    16,640    18,449    20,324    18,296
Equity in earnings of
  Acquisition
  Partnerships..........    1,541     2,772     1,798     1,494       714       916     2,623     1,872
Net earnings before
  minority interest and
  preferred
  dividends(2)..........    9,217     4,439    16,439     5,690     4,530    20,173     6,742     7,684
Preferred dividends.....    1,659     1,515     1,514     1,515     1,938     1,938     1,896     1,937
Net earnings to common
  shareholders(2).......    7,558     2,855    15,176     3,836     2,592    18,235     4,846     5,747
Net earnings per common
  share -- Basic(2).....     1.16      0.44      2.33      0.59      0.40      2.80      0.75      0.88
Net earnings per common
  share -- Diluted(2)...     1.14      0.44      2.30      0.58      0.40      2.80      0.73      0.86

---------------

(2) Includes $13.3 million and $14.6 million, respectively, of deferred tax benefits in third quarter of 1997 and second quarter of 1996

                               WAMCO PARTNERSHIPS

                            COMBINED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                1997        1996
                                                              --------    --------
Cash........................................................  $ 11,467    $  8,812
Portfolio Assets, net.......................................   104,189     177,480
Investments in partnerships.................................       185          --
Investments in trust certificates...........................     5,816       5,195
Receivable from affiliates..................................       892         234
Restricted cash.............................................       235         795
Other assets, net...........................................     2,958       3,150
                                                              --------    --------
                                                              $125,742    $195,666
                                                              ========    ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable (including $330 and $574 to affiliates in
  1997 and 1996, respectively)..............................  $    441    $  1,756
Accrued liabilities.........................................     1,081       1,738
Long-term debt (including $58,923 and $74,341 to affiliates
  in 1997 and 1996, respectively)...........................    68,950     141,054
                                                              --------    --------
          Total liabilities.................................    70,472     144,548
Commitments and contingencies...............................        --          --
Partners' capital...........................................    55,270      51,118
                                                              --------    --------
                                                              $125,742    $195,666
                                                              ========    ========

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

                       COMBINED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                              1997        1996        1995
                                                            ---------   ---------   ---------
Proceeds from resolution of Portfolio Assets..............  $ 159,159   $ 174,012   $ 188,934
Cost of Portfolio Assets resolved.........................   (132,626)   (134,507)   (137,564)
                                                            ---------   ---------   ---------
  Gain on resolution of Portfolio Assets..................     26,533      39,505      51,370
Interest income on performing Portfolio Assets............      8,432       7,870          --
Interest expense (including $8,187, $14,571 and $13,333 to
  affiliates in 1997, 1996 and 1995, respectively)........    (10,659)    (22,065)    (27,034)
General, administrative and operating expenses............    (10,338)    (14,777)    (14,870)
Other income (expense), net...............................      1,008         210         121
                                                            ---------   ---------   ---------
  Net earnings............................................  $  14,976   $  10,743   $   9,587
                                                            =========   =========   =========

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                         CLASS B
                                     CLASS A EQUITY       EQUITY
                                   -------------------   --------
                                   GENERAL    LIMITED    LIMITED    GENERAL    LIMITED
                                   PARTNERS   PARTNERS   PARTNERS   PARTNERS   PARTNERS    TOTAL
                                   --------   --------   --------   --------   --------   --------
Balance at December 31, 1994.....   $ 534     $ 26,193   $ 21,169    $  56     $  2,750   $ 50,702
  Contributions..................      82        4,027         --       60        2,946      7,115
  Distributions..................    (197)      (9,645)    (1,585)     (31)      (1,527)   (12,985)
  Net earnings...................     154        7,511      1,648        6          268      9,587
                                    -----     --------   --------    -----     --------   --------
Balance at December 31, 1995.....     573       28,086     21,232       91        4,437     54,419
  Contributions..................      54        2,621         --      986       48,303     51,964
  Distributions..................    (400)     (19,598)    (3,082)    (860)     (42,068)   (66,008)
  Net earnings...................      47        2,301        556      156        7,683     10,743
                                    -----     --------   --------    -----     --------   --------
Balance at December 31, 1996.....     274       13,410     18,706      373       18,355     51,118
  Contributions..................      --           --         --      522       29,592     30,114
  Distributions..................    (113)      (5,522)   (16,533)    (375)     (18,395)   (40,938)
  Net earnings...................     111        5,432      1,173      162        8,098     14,976
                                    -----     --------   --------    -----     --------   --------
Balance at December 31, 1997.....   $ 272     $ 13,320   $  3,346    $ 682     $ 37,650   $ 55,270
                                    =====     ========   ========    =====     ========   ========

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                            1997         1996         1995
                                                          ---------    ---------    ---------
Cash flows from operating activities:
  Net earnings..........................................  $  14,976    $  10,743    $   9,587
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Amortization of loan origination and commitment
       fees.............................................      1,707        1,483        2,415
     Provision (credit) for losses......................       (587)         585           --
     Net gain on Portfolio Assets.......................    (26,533)     (39,505)     (51,370)
     Purchase of Portfolio Assets.......................    (73,734)    (102,695)    (101,626)
     Capitalized costs on Portfolio Assets..............     (1,143)      (3,330)      (1,643)
     Proceeds from resolution of Portfolio Assets.......    159,159      188,002      188,934
     (Increase) decrease in receivable from
       affiliates.......................................       (660)        (126)          49
     Decrease in restricted cash........................        560        1,956          765
     Increase in other assets...........................     (1,556)      (2,191)      (1,186)
     Increase (decrease) in accounts payable ...........     (1,304)       1,032         (135)
     Increase (decrease) in accrued liabilities.........       (601)      (6,812)       1,730
                                                          ---------    ---------    ---------
          Net cash provided by operating activities.....     70,284       49,142       47,520
Cash flows from investing activities:
  Contribution to subsidiaries..........................       (185)
  Purchase of trust certificates........................       (225)      (4,224)          --
  Payments received from trust certificates.............        191           --           --
                                                          ---------    ---------    ---------
          Net cash used in operating activities.........       (219)      (4,224)          --
Cash flows from financing activities:
  Borrowing on acquisition debt.........................         --           --       12,840
  Repayment of acquisition debt.........................         --      (28,967)     (12,840)
  Borrowing on long-term debt...........................     34,489      263,614      112,050
  Repayment of long-term debt...........................   (106,593)    (265,041)    (154,312)
  Capital contributions.................................     30,114       38,180        7,115
  Capital distributions.................................    (25,420)     (52,224)     (12,985)
                                                          ---------    ---------    ---------
          Net cash used in financing activities.........    (67,410)     (44,438)     (48,132)
                                                          ---------    ---------    ---------
Net increase (decrease) in cash.........................      2,655          480         (612)
Cash at beginning of year...............................      8,812        8,332        8,944
                                                          ---------    ---------    ---------
Cash at end of year.....................................  $  11,467    $   8,812    $   8,332
                                                          =========    =========    =========

Supplemental disclosure of cash flow information (note 5):

  Cash paid for interest was approximately $11,091, $27,652 and $23,074 and for 1997, 1996 and 1995, respectively.

  WAMCO V and WAMCO XVII contributed $1,243 and $324 of portfolio assets, respectively, in exchange for an investment in trust certificates in 1996.

  WAMCO IX, WAMCO XXI and WAMCO XXII contributed $1,542 of portfolio assets in exchange for an equity interest in a related party. This equity interest was subsequently distributed to the partners of the partnerships.

  In January, 1997 a partner purchased the other 50% interest in the Whitewater partnership, thus removing $14,043 in Portfolio and other assets and $14,043 of other liabilities and partners' capital from the accounts of the combined WAMCO partnerships.

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

(1) ORGANIZATION AND PARTNERSHIP AGREEMENTS

     The combined financial statements include the accounts of WAMCO III, Ltd.; WAMCO V, Ltd.; WAMCO IX, Ltd.; WAMCO XVII, Ltd.; WAMCO XXI, Ltd.; WAMCO XXII, Ltd.; WAMCO XXIII, Ltd.; WAMCO XXIV, Ltd.; WAMCO XXV, Ltd.; Calibat Fund, LLC; DAP City Partners, L.P.; First B Realty, L.P.; First Paradee, L.P.; GLS Properties, Ltd.; Imperial Fund I, L.P.; VOJ Partners, L.P. and Whitewater Acquisition Co. One L.P., all of which are Texas limited partnerships (Acquisition Partnerships or Partnerships). FirstCity Financial Corporation or its wholly owned subsidiary, FirstCity Commercial Corporation, owns limited partnership interests in all of the Partnerships. All significant intercompany balances have been eliminated.

     The Partnerships were formed to acquire, hold and dispose of Portfolio Assets acquired from the Federal Deposit Insurance Corporation, Resolution Trust Corporation and other nongovernmental agency sellers, pursuant to certain purchase agreements or assignments of such purchase agreements. In accordance with the purchase agreements, the Partnerships retain certain rights of return regarding the assets related to defective title, past due real estate taxes, environmental contamination, structural damage and other limited legal representations and warranties.

     Generally, the partnership agreements of the Partnerships provide for certain preferences as to the distribution of cash flows. Proceeds from disposition of and payments received on the Portfolio Assets are allocated based on the partnership and other agreements which ordinarily provide for the payment of interest and mandatory principal installments on outstanding debt before payment of intercompany servicing fees and return of capital and restricted distributions to partners.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PORTFOLIO ASSETS

     The Partnerships acquire and resolve portfolios of performing and nonperforming commercial and consumer loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), which are generally acquired at a discount to their legal principal balance. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally nonhomogeneous assets, including loans of varying qualities that are secured by diverse collateral types and foreclosed properties. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on business or real estate or other collateral cash flow. Portfolio Assets are acquired on behalf of legally independent partnerships ("Acquisition Partnerships") in which a corporate general partner, FirstCity Financial Corporation ("FirstCity") and other investors are limited partners.

                               WAMCO PARTNERSHIPS

     Portfolio Assets are reflected in the accompanying consolidated financial statements as non-performing Portfolio Assets, performing Portfolio Assets or real estate Portfolios. The following is a description of each classification and the related accounting policy accorded to each Portfolio type:

  Non-Performing Portfolio Assets

     Non-performing Portfolio Assets consist primarily of distressed loans and loan related assets, such as foreclosed upon collateral. Portfolio Assets are designated as non-performing unless substantially all of the loans in the Portfolio are being repaid in accordance with the contractual terms of the underlying loan agreements. Such Portfolios are acquired on the basis of an evaluation by the Partnerships of the timing and amount of cash flow expected to be derived from borrower payments or other resolution of the underlying collateral securing the loan.

     All non-performing Portfolio Assets are purchased at substantial discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the amortized cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified.

     Net gain on resolution of non-performing Portfolio Assets is recognized as income to the extent that proceeds collected exceed a pro rata portion of allocated cost from the Portfolio. Cost allocation is based on a proration of actual proceeds divided by total estimated proceeds of the Portfolio. No interest income is recognized separately on non-performing Portfolio Assets. All proceeds, of whatever type, are included in proceeds from resolution of Portfolio Assets in determining the gain on resolution of such assets. Accounting for Portfolios is on a pool basis as opposed to an individual asset-by-asset basis.

  Performing Portfolio Assets

     Performing Portfolio Assets consist primarily of Portfolios of consumer and commercial loans acquired at a discount from the aggregate amount of the borrowers' obligation. Portfolios are classified as performing if substantially all of the loans in the Portfolio are being repaid in accordance with the contractual terms of the underlying loan agreements.

     Performing Portfolio Assets are carried at the unpaid principal balance of the underlying loans, net of acquisition discounts. Interest is accrued when earned in accordance with the contractual terms of the loans. The accrual of interest is discontinued once a loan becomes past due 90 days or more. Acquisition discounts for the Portfolio as a whole are accreted as an adjustment to yield over the estimated life of the Portfolio. Accounting for these Portfolios is on a pool basis as opposed to an individual asset-by-asset basis.

     The Partnerships account for performing Portfolio Assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, which requires creditors to evaluate the collectibility of both contractual interest and principal of loans when assessing the need for a loss accrual. Impairment is measured based on the present value of the expected future cash flows discounted at the loans' effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable.

  Real Estate Portfolios

     Real estate Portfolios consist of real estate assets acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received.

                               WAMCO PARTNERSHIPS

     Assets are foreclosed when necessary through an arrangement with an affiliated entity whereby title to the foreclosed asset is held by the affiliated entity and a note receivable from the affiliate is held by the Partnership. Costs relating to the development and improvement of foreclosed assets are capitalized by the Partnership. Costs relating to holding foreclosed assets are charged to operating expense by the Partnership. For financial statement presentation, the affiliated entity note receivable created by the arrangement is included in Portfolio Assets and is recorded at the lower of allocated cost or fair value less estimated cost to sell the underlying asset.

(B) INVESTMENT IN TRUST CERTIFICATES

     The Partnerships hold an investment in trust certificates, representing an interest in a REMIC created by the sale of certain Partnership assets. This interest is subordinate to the senior tranches of the certificate. The investment is carried at the unpaid balance of the certificate, net of acquisition discounts. Interest is accrued in accordance with the contractual terms of the agreement. Acquisition discounts are accreted as an adjustment to yield over the estimated life of the investment.

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

(3) PORTFOLIO ASSETS

     Portfolio Assets are summarized as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1997          1996
                                                              --------      ---------
Non-performing Portfolio Assets.............................  $106,377      $ 308,554
Performing Portfolio Assets.................................    77,794         15,786
Real estate Portfolios......................................     6,696             --
                                                              --------      ---------
          Total Portfolio Assets............................   190,867        324,340
Discount required to reflect Portfolio Assets at carrying
  value.....................................................   (86,678)      (146,860)
                                                              --------      ---------
          Portfolio Assets, net.............................  $104,189      $ 177,480
                                                              ========      =========

     Portfolio Assets are pledged to secure non-recourse notes payable.

                               WAMCO PARTNERSHIPS

(4) NOTES PAYABLE

     Notes payable at December 31, 1997 and 1996 consist of the following:

                                                               1997        1996
                                                              -------    --------
Senior collateralized loans, secured by Portfolio Assets:
  Prime (8.5% at December 31, 1997) plus 1.5% to 2.5%.......  $    --    $ 39,283
  LIBOR (5.7% at December 31, 1997) plus 3.00% to 6.5%......   43,198      92,455
  New York inter-bank offering rate (6.5% at December 31,
     1996) plus 3%..........................................       --       4,457
  Fixed rate -- 7.51% to 10.17%.............................   24,681          --
Subordinated collateralized loans, secured by Portfolio
  Assets:
  Prime (8.5% at December 31, 1997) plus 2% to 7%...........    1,071       4,859
                                                              -------    --------
                                                              $68,950    $141,054
                                                              =======    ========

     Collateralized loans are typically payable based on proceeds from disposition of and payments received on the Portfolio Assets.

     Contractual maturities (excluding principal and interest payments payable from proceeds from dispositions of and payments received on the Portfolio Assets) of long term debt are as follows:

Year ending December 31:
     1998...................................................  $ 6,068
     1999...................................................   31,538
     2000...................................................       --
     2001...................................................   27,344
     2002...................................................       --
     Thereafter.............................................    4,000
                                                              -------
                                                              $68,950
                                                              =======

     The loan agreements and master note purchase agreements, under which notes payable were incurred, contain various covenants including limitations on other indebtedness, maintenance of service agreements and restrictions on use of proceeds from disposition of and payments received on the Portfolio Assets. As of December 31, 1997, the Partnerships were in compliance with the aforementioned covenants.

     In connection with the long term debt, the Partnerships incurred origination and commitment fees. These fees are amortized proportionate to the principal reductions on the related notes and are included in general, administrative and operating expenses. At December 31, 1997 and 1996, approximately $1,298 and $2,712, respectively, of origination and commitment fees are included in other assets, net.

     Additionally, certain loan agreements contain provisions requiring the Partnerships to maintain minimum balances in a restricted cash account as additional security for certain notes payable. Approximately $235 and $552 of restricted cash was held in such accounts as of December 31, 1997 and 1996, respectively.

(5) TRANSACTIONS WITH AFFILIATES

     Under the terms of the various servicing agreements between the Partnerships and FirstCity, FirstCity receives a servicing fee based on proceeds from resolution of the Portfolio Assets for processing transactions on the Portfolio Assets and for conducting settlement, collection and other resolution activities. Included in general, administrative and operating expenses in the accompanying combined statements of operations is approximately $4,353, $6,468 and $6,834 in servicing fees incurred by the Partnerships in 1997, 1996 and 1995, respectively.

                               WAMCO PARTNERSHIPS

     Under the terms of the Partnership Agreement of Whitewater Acquisition Co. One L.P. ("Whitewater"), the Class B Equity limited partners are to receive interest on their Class B equity interest at prime plus 7% calculated on a monthly basis. Whitewater has expensed $0, $3,435 and $3,486 in 1997, 1996 and 1995, respectively, included in interest expense in the accompanying combined financial statements, under this partnership agreement. The interest will be paid to the Class B Equity limited partners upon final disposition of the Portfolio Assets or in accordance with the Master Note Purchase Agreement.

     Under the terms of a Master Note Purchase Agreement, Varde, Varde II-A and OPCO, limited partners of VOJ Partners L.P. ("VOJ"), are to receive 5 percent, 5 percent and 10 percent, respectively, of cumulative income before profit participation expense recognized by VOJ. Due to continued net losses, VOJ wrote off $103 of receivables from affiliates related to this profit participation agreement. No amounts were accrued under this agreement during 1997. VOJ accrued $103 in 1996 included in the receivables from affiliates and recognized $18 and $68 in 1997 and 1996, respectively, included in other income (expenses), net, in the accompanying combined financial statements.

     Under the terms of a Master Note Purchase Agreement, each of two limited partners of Imperial Fund I, L.P. ("Imperial") are to receive 10 percent of cumulative income before profit participation expense recognized by Imperial. Imperial has recorded accounts payable of $23 and $236 at December 31, 1997 and 1996, respectively, and expensed $92, $40 and $114 in the years ended December 31, 1997, 1996 and 1995, respectively, in the accompanying combined financial statements under this profit participation agreement. The profit participation will be paid to the limited partners upon final disposition of the Portfolio Assets in accordance with the Master Note Purchase Agreement.

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

     On January 1, 1997, FirstCity purchased the other limited partner's interest in Whitewater for $4,165.

     During 1997, Wamco XXI, Ltd. and Whitewater merged into WAMCO XXII, Ltd. After the merger, Wamco XXII, Ltd. transferred $47,517 in assets and $516 in liabilities to Bosque Asset Corporation (Bosque) in exchange for cash and an investment in Bosque. Subsequent to the transaction, Wamco XXII, Ltd. distributed its investment in Bosque to its partners and dissolved. During 1997, Wamco IX, Ltd. contributed $3,316 in notes to Bosque in exchange for cash and an investment in Bosque. Subsequent to the transfer, WAMCO IX, Ltd. distributed its investment in Bosque to its partners.

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

(a) CASH, RESTRICTED CASH, RECEIVABLE FROM AFFILIATES, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The carrying amount of cash, restricted cash, receivable from affiliates, accounts payable and accrued liabilities approximates fair value at December 31, 1997 and 1996 due to the short-term nature of such accounts.

                               WAMCO PARTNERSHIPS

(b) PORTFOLIO ASSETS

     Portfolio Assets are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risk inherent in the assets. The carrying value of Portfolio Assets is $104,189 and $177,480 at December 31, 1997 and 1996, respectively. The estimated fair value of the Portfolio Assets is approximately $122,515 and $221,352 at December 31, 1997 and 1996, respectively.

(c) INVESTMENTS IN TRUST CERTIFICATES

     Investments in trust certificates are carried at the lower of cost or estimated fair value. Management estimates that the cost of the investments approximates fair value at December 31, 1997 and 1996.

(d) LONG-TERM DEBT

     Management believes that for similar financial instruments with comparable credit risks, the stated interest rates at December 31, 1997 and 1996 approximate market rates. Accordingly, the carrying amount of long-term debt is believed to approximate fair value.

(7) COMMITMENTS AND CONTINGENCIES

     Calibat Fund, LLC has committed to make additional investments in partnerships up to $2,315 at December 31, 1997.

     The Partnerships are involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the combined financial condition, results of operations or liquidity of the Partnerships.

                          INDEPENDENT AUDITORS' REPORT

The Partners
WAMCO Partnerships:

     We have audited the accompanying combined balance sheets of the WAMCO Partnerships as of December 31, 1997 and 1996, and the related combined statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997. These combined financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the WAMCO Partnerships as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            KPMG Peat Marwick LLP

Fort Worth, Texas
March 24, 1998

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this item with respect to the Company's directors and executive officers is incorporated by reference from the Company's definitive proxy statement pertaining to the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

     The information called for by this item is incorporated by reference from the Company's definitive proxy statement pertaining to the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this item is incorporated by reference from the Company's definitive proxy statement pertaining to the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this item is incorporated by reference from the Company's definitive proxy statement pertaining to the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements

            The consolidated financial statements of FirstCity and combined financial statements of Acquisition Partnerships are incorporated herein by reference to Item 8, "Financial Statements and Supplementary Data," of this Report.

         2. Financial Statement Schedules

            Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in Item 8, "Financial Statements and Supplementary Data."

         3. Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Joint Plan of Reorganization by First City Bancorporation
                            of Texas, Inc., Official Committee of Equity Security
                            Holders and J-Hawk Corporation, with the Participation of
                            Cargill Financial Services Corporation, Under Chapter 11
                            of the United States Bankruptcy Code, Case No.
                            392-39474-HCA-11 (incorporated herein by reference to
                            Exhibit 2.1 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          2.2            -- Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc.
                            and J-Hawk Corporation (incorporated herein by reference
                            to Exhibit 2.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated herein by reference to Exhibit 3.1
                            of the Company's Current Report on Form 8-K dated July 3,
                            1995 filed with the Commission on July 18, 1995).
          3.2            -- Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          4.1            -- Certificate of Designations of the New Preferred Stock
                            ($0.01 par value) of the Company.
          4.2            -- Warrant Agreement, dated July 3, 1995, by and between the
                            Company and American Stock Transfer & Trust Company, as
                            Warrant Agent (incorporated herein by reference to
                            Exhibit 4.2 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          4.3            -- Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor
                            Financial Mortgage Company Employees Pension Plan,
                            Lindsey Capital Corporation, Ed Smith and Thomas E.
                            Smith.
          4.4            -- Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company.
          4.5            -- Registration Rights Agreement, dated March 24, 1998,
                            between the Company and Texas Commerce Shareholders
                            Company.
          9.1            -- Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain
                            and Cargill Financial Services Corporation.
         10.1            -- Trust Agreement of FirstCity Liquidating Trust, dated
                            July 3, 1995 (incorporated herein by reference to Exhibit
                            10.1 of the Company's Current Report on Form 8-K dated
                            July 3, 1995 filed with the Commission on July 18, 1995).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.2            -- Investment Management Agreement, dated July 3, 1995,
                            between the Company and FirstCity Liquidating Trust
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Current Report on Form 8-K dated July 3, 1995
                            filed with the Commission on July 18, 1995).
         10.3            -- Lock-Box Agreement, dated July 11, 1995, among the
                            Company, NationsBank of Texas, N.A., as lock-box agent,
                            FirstCity Liquidating Trust, FCLT Loans, L.P., and the
                            other Trust-Owned Affiliates signatory thereto, and each
                            of NationsBank of Texas, N.A. and Fleet National Bank, as
                            co-lenders (incorporated herein by reference to Exhibit
                            10.3 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.4            -- Custodial Agreement, dated July 11, 1995, among Fleet
                            National Bank, as custodian, Fleet National Bank, as
                            agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and
                            the Company (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.5            -- Tier 3 Custodial Agreement, dated July 11, 1995, among
                            the Company, as custodian, Fleet National Bank, as agent,
                            FCLT Loans, L.P., FirstCity Liquidating Trust, and the
                            Company, as servicer (incorporated herein by reference to
                            Exhibit 10.5 of the Company's Form 8-A/A dated August 25,
                            1995 filed with the Commission on August 25, 1995).
         10.6            -- 12/97 Amended and Restated Facilities Agreement, dated
                            effective as of December 3, 1997, among Harbor Financial
                            Mortgage Corporation, New America Financial, Inc., Texas
                            Commerce Bank National Association and the other
                            warehouse lenders party thereto.
         10.7            -- Modification Agreement, dated January 26, 1998, to the
                            Amended and Restated Facilities Agreement, dated as of
                            December 3, 1997, among Harbor Financial Mortgage
                            Corporation, New America Financial, Inc. and Chase Bank
                            of Texas, National Association (formerly known as Texas
                            Commerce Bank National Association).
         10.8            -- $50,000,000 3/98 Chase Texas Temporary Additional
                            Warehouse Note, dated March 17, 1998, by Harbor Financial
                            Mortgage Corporation and New America Financial, Inc., in
                            favor of Chase Bank of Texas, National Association.
         10.9            -- Employment Agreement, dated as of July 1, 1997, by and
                            between Harbor Financial Mortgage Corporation and Richard
                            J. Gillen.
         10.10           -- Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R.
                            Brower, with similar agreements between FirstCity Funding
                            Corporation and each of James H. Aronoff and Christopher
                            J. Morrissey.
         10.11           -- Shareholder Agreement, dated as of September 8, 1997,
                            among FirstCity Funding Corporation, FirstCity Consumer
                            Lending Corporation, Thomas R. Brower, Scot A. Foith,
                            Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves,
                            Stephen H. Trent and Blake P. Bozman.
         10.12           -- Revolving Credit Loan Agreement, dated as of March 20,
                            1998, by and between FC Properties, Ltd. and Nomura Asset
                            Capital Corporation.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.13           -- Revolving Credit Loan Agreement, dated as of February 27,
                            1998, by and between FH Partners, L.P. and Nomura Asset
                            Capital Corporation.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.14           -- Note Agreement, dated as of June 6, 1997, among Bosque
                            Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
                            Investment Realty Partners, L.P. and Bankers Trust
                            Company of California, N.A.
         10.15           -- 60,000,000 French Franc Revolving Promissory Note, dated
                            September 25, 1997, by J-Hawk International Corporation
                            in favor of the Bank of Scotland.
         10.16           -- Loan Agreement, dated as of September 25, 1997, by and
                            between Bank of Scotland and J-Hawk International
                            Corporation.
         10.17           -- Guaranty Agreement, dated as of September 25, 1997, by
                            J-Hawk Corporation (now known as FirstCity Commercial
                            Corporation) in favor of Bank of Scotland.
         10.18           -- Guaranty Agreement, dated as of September 25, 1997, by
                            FirstCity Financial Corporation in favor of Bank of
                            Scotland.
         10.19           -- Warehouse Credit Agreement, dated as of May 17, 1996,
                            among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust
                            and National Auto Funding Corporation.
         10.20           -- Funding Commitment, dated as of May 17, 1996, by and
                            between ContiTrade Services L.L.C. and the Company.
         10.21           -- Revolving Credit Agreement, dated as of December 29,
                            1995, by and between the Company and Cargill Financial
                            Services Corporation, as amended by the Eighth Amendment
                            to Revolving Credit Agreement dated February 1998.
         23.1            -- Consent of KPMG Peat Marwick LLP.
         23.2            -- Consent of KPMG Peat Marwick LLP.
         27.1            -- Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this
                            Annual Report on Form 10-K being submitted to the
                            Securities and Exchange Commission. Exhibit 27.1 shall
                            not be deemed filed for purposes of Section 11 of the
                            Securities Act of 1933, Section 18 of the Securities Act
                            of 1934, as amended, or Section 323 of the Trust
                            Indenture Act of 1939, as amended, or otherwise be
                            subject to the liabilities of such sections, nor shall it
                            be deemed a part of any registration statement to which
                            it relates.)

     (b) The Company did not file a Report on Form 8-K during, or dated during, the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRSTCITY FINANCIAL CORPORATION

                                            By     /s/ JAMES R. HAWKINS
                                             -----------------------------------
                                                      James R. Hawkins
                                                    Chairman of the Board

March 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE                        DATE
                      ---------                                       -----                        ----

                /s/ JAMES R. HAWKINS                    Chairman of the Board, Chief          March 24, 1998
-----------------------------------------------------     Executive Officer and Director
                  James R. Hawkins                        (Principal Executive Officer)

                 /s/ C. IVAN WILSON                     Vice Chairman and Director            March 24, 1998
-----------------------------------------------------
                   C. Ivan Wilson

                /s/ JAMES T. SARTAIN                    President, Chief Operating Officer    March 24, 1998
-----------------------------------------------------     and Director
                  James T. Sartain

               /s/ MATT A. LANDRY, JR.                  Executive Vice President, Senior      March 24, 1998
-----------------------------------------------------     Financial Officer, Managing
                 Matt A. Landry, Jr.                      Director -- Mergers and
                                                          Acquisitions and Director
                                                          (Principal Financial Officer and
                                                          Principal Accounting Officer)

               /s/ RICK R. HAGELSTEIN                   Executive Vice President, Managing    March 24, 1998
-----------------------------------------------------     Director and Director
                 Rick R. Hagelstein

                /s/ RICHARD J. GILLEN                   Chairman of the Board, President      March 24, 1998
-----------------------------------------------------     and Chief Executive Officer of
                  Richard J. Gillen                       FirstCity Financial Mortgage,
                                                          Managing Director and Director

                      SIGNATURE                                       TITLE                        DATE
                      ---------                                       -----                        ----

                 /s/ RICHARD E. BEAN                    Director                              March 24, 1998
-----------------------------------------------------
                   Richard E. Bean

               /s/ BART A. BROWN, JR.                   Director                              March 24, 1998
-----------------------------------------------------
                 Bart A. Brown, Jr.

               /s/ DONALD J. DOUGLASS                   Director                              March 24, 1998
-----------------------------------------------------
                 Donald J. Douglass

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Joint Plan of Reorganization by First City Bancorporation
                            of Texas, Inc., Official Committee of Equity Security
                            Holders and J-Hawk Corporation, with the Participation of
                            Cargill Financial Services Corporation, Under Chapter 11
                            of the United States Bankruptcy Code, Case No.
                            392-39474-HCA-11 (incorporated herein by reference to
                            Exhibit 2.1 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          2.2            -- Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc.
                            and J-Hawk Corporation (incorporated herein by reference
                            to Exhibit 2.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated herein by reference to Exhibit 3.1
                            of the Company's Current Report on Form 8-K dated July 3,
                            1995 filed with the Commission on July 18, 1995).
          3.2            -- Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          4.1            -- Certificate of Designations of the New Preferred Stock
                            ($0.01 par value) of the Company.
          4.2            -- Warrant Agreement, dated July 3, 1995, by and between the
                            Company and American Stock Transfer & Trust Company, as
                            Warrant Agent (incorporated herein by reference to
                            Exhibit 4.2 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          4.3            -- Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor
                            Financial Mortgage Company Employees Pension Plan,
                            Lindsey Capital Corporation, Ed Smith and Thomas E.
                            Smith.
          4.4            -- Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company.
          4.5            -- Registration Rights Agreement, dated March 24, 1998,
                            between the Company and Texas Commerce Shareholders
                            Company.
          9.1            -- Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain
                            and Cargill Financial Services Corporation.
         10.1            -- Trust Agreement of FirstCity Liquidating Trust, dated
                            July 3, 1995 (incorporated herein by reference to Exhibit
                            10.1 of the Company's Current Report on Form 8-K dated
                            July 3, 1995 filed with the Commission on July 18, 1995).
         10.2            -- Investment Management Agreement, dated July 3, 1995,
                            between the Company and FirstCity Liquidating Trust
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Current Report on Form 8-K dated July 3, 1995
                            filed with the Commission on July 18, 1995).
         10.3            -- Lock-Box Agreement, dated July 11, 1995, among the
                            Company, NationsBank of Texas, N.A., as lock-box agent,
                            FirstCity Liquidating Trust, FCLT Loans, L.P., and the
                            other Trust-Owned Affiliates signatory thereto, and each
                            of NationsBank of Texas, N.A. and Fleet National Bank, as
                            co-lenders (incorporated herein by reference to Exhibit
                            10.3 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.4            -- Custodial Agreement, dated July 11, 1995, among Fleet
                            National Bank, as custodian, Fleet National Bank, as
                            agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and
                            the Company (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.5            -- Tier 3 Custodial Agreement, dated July 11, 1995, among
                            the Company, as custodian, Fleet National Bank, as agent,
                            FCLT Loans, L.P., FirstCity Liquidating Trust, and the
                            Company, as servicer (incorporated herein by reference to
                            Exhibit 10.5 of the Company's Form 8-A/A dated August 25,
                            1995 filed with the Commission on August 25, 1995).
         10.6            -- 12/97 Amended and Restated Facilities Agreement, dated
                            effective as of December 3, 1997, among Harbor Financial
                            Mortgage Corporation, New America Financial, Inc., Texas
                            Commerce Bank National Association and the other
                            warehouse lenders party thereto.
         10.7            -- Modification Agreement, dated January 26, 1998, to the
                            Amended and Restated Facilities Agreement, dated as of
                            December 3, 1997, among Harbor Financial Mortgage
                            Corporation, New America Financial, Inc. and Chase Bank
                            of Texas, National Association (formerly known as Texas
                            Commerce Bank National Association).
         10.8            -- $50,000,000 3/98 Chase Texas Temporary Additional
                            Warehouse Note, dated March 17, 1998, by Harbor Financial
                            Mortgage Corporation and New America Financial, Inc., in
                            favor of Chase Bank of Texas, National Association.
         10.9            -- Employment Agreement, dated as of July 1, 1997, by and
                            between Harbor Financial Mortgage Corporation and Richard
                            J. Gillen.
         10.10           -- Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R.
                            Brower, with similar agreements between FirstCity Funding
                            Corporation and each of James H. Aronoff and Christopher
                            J. Morrissey.
         10.11           -- Shareholder Agreement, dated as of September 8, 1997,
                            among FirstCity Funding Corporation, FirstCity Consumer
                            Lending Corporation, Thomas R. Brower, Scot A. Foith,
                            Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves,
                            Stephen H. Trent and Blake P. Bozman.
         10.12           -- Revolving Credit Loan Agreement, dated as of March 20,
                            1998, by and between FC Properties, Ltd. and Nomura Asset
                            Capital Corporation.
         10.13           -- Revolving Credit Loan Agreement, dated as of February 27,
                            1998, by and between FH Partners, L.P. and Nomura Asset
                            Capital Corporation.
         10.14           -- Note Agreement, dated as of June 6, 1997, among Bosque
                            Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
                            Investment Realty Partners, L.P. and Bankers Trust
                            Company of California, N.A.
         10.15           -- 60,000,000 French Franc Revolving Promissory Note, dated
                            September 25, 1997, by J-Hawk International Corporation
                            in favor of the Bank of Scotland.
         10.16           -- Loan Agreement, dated as of September 25, 1997, by and
                            between Bank of Scotland and J-Hawk International
                            Corporation.
         10.17           -- Guaranty Agreement, dated as of September 25, 1997, by
                            J-Hawk Corporation (now known as FirstCity Commercial
                            Corporation) in favor of Bank of Scotland.
         10.18           -- Guaranty Agreement, dated as of September 25, 1997, by
                            FirstCity Financial Corporation in favor of Bank of
                            Scotland.
         10.19           -- Warehouse Credit Agreement, dated as of May 17, 1996,
                            among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust
                            and National Auto Funding Corporation.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.20           -- Funding Commitment, dated as of May 17, 1996, by and
                            between ContiTrade Services L.L.C. and the Company.
         10.21           -- Revolving Credit Agreement, dated as of December 29,
                            1995, by and between the Company and Cargill Financial
                            Services Corporation, as amended by the Eighth Amendment
                            to Revolving Credit Agreement dated February 1998.
         23.1            -- Consent of KPMG Peat Marwick LLP.
         23.2            -- Consent of KPMG Peat Marwick LLP.
         27.1            -- Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this
                            Annual Report on Form 10-K being submitted to the
                            Securities and Exchange Commission. Exhibit 27.1 shall
                            not be deemed filed for purposes of Section 11 of the
                            Securities Act of 1933, Section 18 of the Securities Act
                            of 1934, as amended, or Section 323 of the Trust
                            Indenture Act of 1939, as amended, or otherwise be
                            subject to the liabilities of such sections, nor shall it
                            be deemed a part of any registration statement to which
                            it relates.)