Form 10-Q
period 1998-03-31
FIRSTCITY FINANCIAL CORP
filed 1998-05-15
CIK 828678

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         The number of shares of common stock, par value $.01 per share, outstanding at May 8, 1998 was 7,573,534.

                           FORWARD LOOKING INFORMATION

         This Quarterly Report on Form 10-Q may contain forward-looking statements. The factors identified under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31, 1998             December 31, 1997
                                                                        -------------------------    ------------------------
                                                                                       (DOLLARS IN THOUSANDS,
                              ASSETS                                                   EXCEPT PER SHARE DATA)

Cash and cash equivalents..........................................                     $42,306                     $31,605
Portfolio Assets, net..............................................                      74,566                      89,951
Loans receivable, net..............................................                      70,601                      90,115
Mortgage loans held for sale.......................................                   1,048,678                     533,751
Investment securities..............................................                      21,338                       6,704
Equity investments in and advances to Acquisition Partnerships.....                      38,460                      35,529
Mortgage servicing rights..........................................                      88,304                      69,634
Receivable for servicing advances and accrued interest.............                      25,177                      21,410
Deferred tax benefit, net..........................................                      31,384                      30,614
Other assets, net..................................................                      28,322                      30,806
                                                                        -------------------------    ------------------------
       Total Assets................................................                  $1,469,136                    $940,119
                                                                        =========================    ========================

        LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS'
EQUITY

Liabilities:
    Notes payable..................................................                  $1,267,798                    $750,781
    Other liabilities..............................................                      39,891                      34,672
                                                                        -------------------------    ------------------------
       Total Liabilities...........................................                   1,307,689                     785,453
Commitments and contingencies......................................                          --                          --
Redeemable preferred stock:
Special preferred stock, including dividends of $669 (nominal stated value of
    $21 per share; 2,500,000 shares authorized; 849,777
    shares issued and outstanding).................................                      18,515                      18,515
Adjusting rate preferred stock, including dividends of $846 (redemption value of $21 per share; 2,000,000 shares authorized; 1,073,704
    shares issued and outstanding).................................                      23,393                      23,393
Shareholders' equity:
    Optional preferred stock (par value $.01 per share; 98,000,000
       shares authorized; no shares issued or outstanding).........                          --                          --
    Common stock (par value $.01 per share; 100,000,000 authorized;
       issued and outstanding: 6,573,433 and 6,526,510 shares,
       respectively)...............................................                          66                          65
    Paid in capital................................................                      31,811                      29,509
    Retained earnings..............................................                      87,662                      83,184
                                                                        -------------------------    ------------------------
       Total Shareholders' Equity..................................                     119,539                     112,758
                                                                        -------------------------    ------------------------
       Total Liabilities, Redeemable Preferred Stock and Shareholders'
         Equity....................................................                  $1,469,136                    $940,119
                                                                        =========================    ========================


          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                 Three Months Ended March 31,
                                                         ---------------------------------------------
                                                                 1998                    1997
                                                         --------------------    ---------------------
                                                                (In thousands, except per share
                                                                             data)

Revenues:
    Gain on sale of mortgage loans.......................           $20,269                   $5,321
    Net mortgage warehouse income........................             1,722                      766
    Gain on sale of mortgage servicing rights............                --                    2,266
    Servicing fees:
       Mortgage..........................................             4,694                    3,571
       Other.............................................             1,113                    7,862
    Gain on resolution of Portfolio Assets...............             3,097                    5,301
    Equity in earnings of Acquisition Partnerships.......             3,214                    1,541
    Rental income on real estate Portfolios..............                81                       70
    Interest income......................................             3,799                    2,779
    Other income.........................................             4,037                    1,161
    Interest income on Class A Certificate...............                --                    1,659
                                                         --------------------    ---------------------
       Total revenues....................................            42,026                   32,297
Expenses:
    Interest on other notes payable......................             3,418                    2,862
    Salaries and benefits................................            16,017                    8,991
    Amortization:
       Mortgage servicing rights.........................             3,176                    1,547
       Other.............................................               432                      953
    Provision for loan losses............................             2,352                      798
    Occupancy, data processing, communication and other..            11,691                    7,577
                                                         --------------------    ---------------------
       Total expenses....................................            37,086                   22,728
Net earnings before minority interest, preferred dividends
    and income taxes.....................................             4,940                    9,569
    Benefit (provision) for income taxes.................               641                    (352)
                                                         --------------------    ---------------------
Net earnings before minority interest and preferred
    dividends............................................             5,581                    9,217
    Minority interest....................................             (215)                       --
    Preferred dividends..................................             1,515                    1,659
                                                         --------------------    ---------------------
Net earnings to common shareholders......................            $4,281                   $7,558
                                                         ====================    =====================
Net earnings per common share-- basic....................             $0.66                    $1.16
Net earnings per common share-- diluted..................             $0.64                    $1.14
Weighted average common shares outstanding-- basic.......             6,531                    6,514
Weighted average common shares outstanding-- diluted.....             6,678                    6,613


   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          NUMBER OF                                                                    TOTAL
                                           COMMON             COMMON            PAID IN          RETAINED          SHAREHOLDERS'
                                           SHARES              STOCK            CAPITAL          EARNINGS              EQUITY
                                      ---------------    ---------------   ---------------   ---------------    ------------------
BALANCES, JANUARY 1, 1997..............     6,513,346                $65           $29,783           $54,954               $84,802
Exercise of warrants, options and
 employee stock purchase plan..........        13,164                 --               318                --                   318
Change in subsidiary year end..........            --                 --                --           (1,195)               (1,195)
Net earnings, after minority interest,
  of 1997 or ..........................            --                 --                --            35,628                35,628
Preferred dividends....................            --                 --                --           (6,203)               (6,203)
Other..................................            --                 --             (592)                --                 (592)
                                      ---------------    ---------------   ---------------   ---------------    ------------------
BALANCES, DECEMBER 31, 1997............     6,526,510                 65            29,509            83,184               112,758
Exercise of warrants, options and
 employee stock purchase plan..........         5,923                 --               153                --                   153
Issuance of common stock to acquire the
 minority interest of subsidiary.......        41,000                  1             2,149                --                 2,150
Net earnings, after minority interest, of
 three months ended March 31, 1998  or             --                 --                --             5,796                 5,796
Foreign currency translation and other
 adjustments...........................            --                 --                --               197                   197
Preferred dividends....................            --                 --                --           (1,515)               (1,515)
                                      ---------------    ---------------   ---------------   ---------------    ------------------
BALANCES, MARCH 31, 1998...............     6,573,433                $66           $31,811           $87,662              $119,539
                                      ===============    ===============   ===============   ===============    ==================




      See accompanying notes to consolidated financial statements.




                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended March 31,
                                                       ------------------------------------------
                                                              1998                   1997
                                                       -------------------   --------------------

Cash flows from operating activities:
  Net earnings........................................            $5,581                 $9,217
  Adjustments to reconcile net earnings to net
    cash used in operating activities, net of
    effect of acquisitions:
    Proceeds from resolution of Portfolio Assets......            16,976                 14,842
    Gain on resolution of Portfolio Assets............           (3,097)                (5,301)
    Purchase of Portfolio Assets......................          (43,017)               (15,829)
    Origination of automobile receivables.............          (29,000)               (29,775)
    Gain on sale of mortgage servicing rights.........                --                (2,266)
    Increase in mortgage loans held for sale..........         (479,035)               (29,389)
    Increase in construction loans receivable.........           (2,815)                (4,006)
    Originated mortgage servicing rights..............          (21,845)                (8,175)
    Purchases of mortgage servicing rights............              (46)                   (49)
    Proceeds from sale of mortgage servicing rights...                --                  9,750
    Provision for loan losses.........................             2,352                    798
    Equity in earnings of Acquisition Partnerships....           (3,214)                (1,541)
    Proceeds from performing Portfolio Assets.........            49,054                  4,719
    Increase in net deferred tax asset................           (1,768)                  (300)
    Depreciation and amortization.....................             4,070                  2,848
    Increase in other assets..........................           (8,412)               (11,707)
    Increase (decrease) in other liabilities..........            10,183                (1,441)
                                                       -------------------   --------------------
         Net cash used in operating activities........         (504,033)               (67,605)
                                                       -------------------   --------------------
Cash flows from investing activities,
  net of effect of acquisitions:
  Advances to Acquisition Partnerships................                --                  1,029
  Proceeds from sales of and payments on loans held for
    investment........................................             2,678                      6
  Repurchases of loans from investors.................           (2,627)                  (361)
  Principal payments on Class A Certificate...........                --                 10,274
  Property and equipment, net.........................           (1,529)                  (643)
  Contributions to Acquisition Partnerships...........           (7,597)               (10,170)
  Distributions from Acquisition Partnerships.........             8,053                  5,185
                                                       -------------------   --------------------
         Net cash provided by (used in)
         investing activities                                     (1,022)                 5,320
                                                       -------------------   --------------------
Cash flows from financing activities,
         net of effect of acquisitions:
  Borrowings under notes payable......................         4,111,339              1,355,031
  Payments of notes payable...........................       (3,594,221)            (1,289,055)
  Purchase of special preferred stock.................                --                (8,336)
  Proceeds from issuance of common stock..............               153                     76
  Preferred dividends paid............................           (1,515)                (1,938)
                                                       -------------------   --------------------
         Net cash provided by financing activities....           515,756                 55,778
                                                       -------------------   --------------------
Net increase in cash..................................           $10,701               $(6,507)
Cash, beginning of period.............................            31,605                 16,096
                                                       -------------------   --------------------
Cash, end of period...................................           $42,306                 $9,589
                                                       ===================   ====================
Supplemental disclosure of cash flow information:
         Cash paid during the period for:
    Interest..........................................           $15,718                 $5,633
    Income taxes......................................                94                     --


        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) BASIS OF PRESENTATION

         The unaudited consolidated financial statements of FirstCity Financial Corporation ("FirstCity" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity's financial position at March 31, 1998, the results of operations and the cash flows for the three month periods ended March 31, 1998 and 1997. Additionally, the Company's merger with Harbor Financial Group, Inc. ("Mortgage Corp.") on July 1, 1997 is accounted for as a pooling of interests. The accompanying consolidated financial statements are retroactively restated to reflect the pooling of interests.

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

(2) MERGERS AND ACQUISITIONS

         On March 31, 1998, the Company issued 41,000 shares of common stock to acquire the four percent minority interest in its subsidiary, Harbor Financial Mortgage Corporation. This interest had been acquired by the minority shareholder through the exercise of warrants in Harbor Financial Mortgage Corporation at year end 1997.

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

         On May 15, 1997, Mortgage Corp. acquired substantially all of the assets of MIG Financial Corporation ("MIG"), MIG's $1.7 billion commercial mortgage servicing portfolio, and MIG's commercial mortgage operations headquartered in Walnut Creek, California for an aggregate purchase price of $4 million plus the assumption of certain liabilities in a transaction accounted for as a purchase. The assets purchased consisted of servicing rights, fixed assets and the business relationships of MIG. MIG's assets, revenues and historical earnings are insignificant to the total assets and results of operations of the Company. The transaction was funded by $1.3 million of senior debt and $2.6 million of subordinated debt. The Company provided the $2.6 million subordinated loan in connection with such transaction. The terms of the loan reflected market terms for comparable loans made on an arms'-length basis.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The Company's net revenues, net earnings to common shareholders and net earnings per common share, for the three months ended March 31, 1997, before and after the Harbor Merger are summarized as follows:

                                                   Three Months Ended
                                                     March 31, 1997
                                          -------------------------------------
Net revenues (including equity earnings):
    Before 1997 pooling...................                        $19,565
    1997 pooling..........................                         12,732
    After 1997 pooling....................                         32,297
Net earnings to common shareholders:
    Before 1997 pooling...................                         $6,900
    1997 pooling..........................                            658
    After 1997 pooling....................                          7,558
Net earnings per common share - diluted:
    Before 1997 pooling...................                          $1.40
    1997 pooling..........................                         (0.26)
    After 1997 pooling....................                           1.14


         In the first quarter of 1997, FirstCity received $6.8 million (recorded as servicing fees) from the FirstCity Liquidating Trust (the "Trust") for termination of the Investment Management Agreement.

(3) PORTFOLIO ASSETS

         Portfolio Assets are summarized as follows:

                                               March 31,        December 31,
                                                 1998               1997
                                           ----------------  ----------------
Non-performing Portfolio Assets............      $117,448          $130,657
Performing Portfolio Assets................        10,013            16,131
Real estate Portfolios.....................        19,985            22,777
                                           ----------------  ----------------
    Total Portfolio Assets.................       147,446           169,565
Discount required to reflect Portfolio
   Assets at carrying value.............. ..      (72,880)          (79,614)
                                           ----------------  ----------------
    Portfolio Assets, net..................       $74,566           $89,951
                                           ================  ================

         Portfolio Assets are pledged to secure non-recourse notes payable.

(4) LOANS RECEIVABLE

         Loans receivable are summarized as follows:

                                                  March 31,         December 31,
                                                     1998            1997
                                               ----------------- ---------------
Construction loans receivable..................        $22,409           $19,594
Residential mortgage and other loans held for
    investment.................................          8,575             6,386
Automobile and consumer finance receivables....         49,260            73,417
Allowance for loan losses......................        (9,643)           (9,282)
                                               ----------------- ---------------
    Loans receivable, net......................        $70,601           $90,115
                                               ================= ===============

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


         The activity in the allowance for loan losses is summarized as follows for the periods indicated:

                                             Three Months Ended
                                                 March 31,
                                         --------------------------
                                             1998          1997
                                         ------------  ------------
Balances, beginning of period............      $9,282        $2,693
 Provision for loan losses...............       2,352           798
 Discounts acquired......................       4,474         3,032
 Reduction in contingent liabilities.....          --           458
 Allocation of reserves to sold loans....     (2,802)            --
 Charge off activity:
    Principal balances charged off.......     (4,589)       (3,360)
    Recoveries...........................         926           383
                                         ------------  ------------
       Net charge offs...................     (3,663)       (2,977)
                                         ------------  ------------
Balances, end of period..................      $9,643        $4,004
                                         ============  ============

         During 1997, a note recorded at the time of original purchase of the initial automobile finance receivables pool and contingent on the ultimate performance of the pool was adjusted to reflect a reduction in anticipated payments due pursuant to the contingency. The reduction in the recorded contingent liability was recorded as an increase in the allowance for losses.

(5) MORTGAGE LOANS HELD FOR SALE

         Mortgage loans held for sale include loans collateralized by first lien mortgages on one-to-four family residences as follows:

                                          March 31,              December 31,
                                             1998                   1997
                                      ------------------   --------------------
Residential mortgage loans............      $1,025,152               $522,970
Unamortized premiums and discounts....          23,526                 10,781
                                      ------------------   --------------------
                                            $1,048,678               $533,751
                                      ==================   ====================

(6) INVESTMENTS IN ACQUISITION PARTNERSHIPS

         The Company has investments in Acquisition Partnerships and their general partners that are accounted for on the equity method. The condensed combined financial position and results of operations of the Acquisition Partnerships, which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized below:

                                    CONDENSED COMBINED BALANCE SHEETS

                                       March 31,              December 31,
                                         1998                     1997
                                  -------------------   ---------------------
Assets............................         $280,730                $338,484
                                  ===================   =====================
Liabilities.......................         $178,576                $250,477
Net equity........................          102,154                  88,007
                                  -------------------   ---------------------
                                           $280,730                $338,484
                                  ===================   =====================
Company's equity in Acquisition
Partnerships......................          $38,460                 $35,529
                                  ===================   =====================

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                      CONDENSED COMBINED SUMMARY OF EARNINGS

                                                     Three Months Ended
                                                         March 31,
                                               -------------------------------
                                                   1998             1997
                                               -------------  ----------------
Proceeds from resolution of Portfolio Assets...    $57,558           $24,504
Gross margin...................................     18,533             7,701
Interest income on performing portfolio assets.      2,453             1,906
Net earnings...................................     $9,123            $3,589
                                               =============  ================
Company's equity in eanings in Acquisition
     Partnerships..............................     $3,214            $1,541
                                               =============  ================


(7) PREFERRED STOCK AND SHAREHOLDER'S EQUITY

         In May 1998, the Company closed the public offering of 1,542,150 shares of FirstCity common stock, of which 341,000 shares were sold by selling shareholders. Net proceeds (after estimated expenses) of $34.4 million were used to retire debt.

         On May 11, 1998, the Company notified holders of its outstanding warrants to purchase shares of common stock that it was exercising its option to repurchase such warrants for $1.00 each. The Company has the right to repurchase these warrants forty-five days following such notice, for $1.00 if the closing price of the Company's common stock exceeds $31.25 for ten of fifteen trading days. Such condition was satisfied on April 28, 1998. Approximately 497,000 of the warrants are outstanding and each warrant allows the holder to purchase one share of common stock at a price of $25 per share. The holders of warrants may exercise their options at any time prior to the end of the forty-five day period referred to above (i.e., prior to June 26, 1998). If all warrants are exercised, the proceeds to the Company should be approximately $12.4 million.

         In the first six months of 1997, the Company purchased 537,430 shares of special preferred stock. In the third quarter of 1997, 1,073,704 shares of special preferred stock were exchanged for a like number of shares of adjusting rate preferred stock. At March 31, 1998, accrued dividends totaled $.7 million for special preferred stock and $.8 million for adjusting rate preferred stock, or $.7875 per share, and were paid on April 15, 1998.

         Earnings per share ("EPS") has been calculated in conformity with SFAS No. 128, Earnings Per Share, and all prior periods have been restated. A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

                                                                     Three Months Ended
                                                                         March 31,
                                                          ---------------------------------------
                                                                 1998                1997
                                                          ------------------  -------------------
Net earnings to common shareholders.......................  $4,281              $7,558
                                                          ==================  ===================
Weighted average common shares outstanding - basic........  6,531               6,514
Effect of dilutive securities:
    Assumed exercise of stock options.....................  73                  55
    Assumed exercise of warrants..........................  74                  44
                                                          ------------------  -------------------
Weighted average common shares outstanding -
    diluted...............................................  6,678               6,613
                                                          ==================  ===================
Net earnings per common share - basic.....................  $0.66               $1.16
Net earnings per common share - diluted...................  $0.64               $1.14


                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income ("SFAS 130") as of January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires the accumulated balance of other comprehensive income to be displayed separately in the equity section of the consolidated balance sheet. The accumulated balance of other comprehensive income at each of March 31, 1998 and December 31, 1997 was $(58) and $44, respectively, and total comprehensive income for the three months ended March 31, 1998 and 1997 was $(102) and $0, respectively. The adoption of this statement had no material impact on net earnings or shareholders' equity.

(8) INCOME TAXES

         Federal income taxes are provided at a 35% rate. Net operating loss carry forwards ("NOLs") are available to FirstCity and are recognized as an offset to the provision in the period during which the benefit is realized. During the first three months of 1998, FirstCity recognized a deferred tax benefit of $.8 million (compared to $.3 million in the first three months of 1997). Realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carry forwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carry forward period change.

(9) COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

         The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At March 31, 1998, advances of $.2 million had been made under the obligation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a diversified financial services company engaged in residential and commercial mortgage banking ("Mortgage Corp."), Portfolio Asset acquisition and resolution ("Commercial Corp.") and consumer lending ("Consumer Corp."). The mortgage banking business involves the origination, acquisition and servicing of residential and commercial mortgage loans and the subsequent warehousing, sale or securitization of such loans through various public and private secondary markets. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to Face Value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries. The Company also seeks opportunities to originate and retain high yield commercial loans to businesses and to finance real estate projects that are unable to access traditional lending sources. The consumer lending business involves the acquisition, origination, warehousing, securitization and servicing of consumer receivables. The Company's current consumer lending operations are focused on the acquisition of sub-prime automobile receivables.

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

         The Harbor Merger, which occurred in July 1997, was accounted for as a pooling of interests. The Company's historical financial statements have therefore been retroactively restated to include the financial position and results of operations of Mortgage Corp. for all periods presented. As a result of the significant period to period fluctuations in the revenues and earnings of the Company's Portfolio Asset acquisition and resolution business, period to period comparisons of the Company's results of operations may not be meaningful.

ANALYSIS OF REVENUES AND EXPENSES

         The following table summarizes the revenues and expenses of each of the Company's businesses and presents the contribution that each business makes to the Company's operating margin.

                        ANALYSIS OF REVENUES AND EXPENSES

                                                               First Quarter           First Quarter
                                                                   1998                    1997
                                                           ---------------------   ---------------------
                                                                  (In thousands, except per share
                                                                               data)

MORTGAGE BANKING:
    Revenues:
      Net mortgage warehouse income.......................              $1,722                    $766
      Gain on sale of mortgage loans......................              20,269                   5,321
      Servicing fees......................................               4,694                   3,571
      Other...............................................               2,004                   3,075
                                                           ---------------------   ---------------------
        Total.............................................              28,689                  12,733
    Expenses:
      Salaries and benefits...............................              12,935                   5,926
      Amortization of mortgage servicing rights...........               3,176                   1,547
      Interest on other notes payables....................                 501                     255
      Occupancy, data processing, communication and other.               8,104                   3,959
                                                           ---------------------   ---------------------
        Total.............................................              24,716                  11,687
                                                           ---------------------   ---------------------
    Operating contribution before direct taxes............              $3,973                  $1,046
                                                           =====================   =====================
    Operating contribution, net of direct taxes...........              $3,884                    $658
                                                           =====================   =====================
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
    Revenues:

                        ANALYSIS OF REVENUES AND EXPENSES

                                                               First Quarter           First Quarter
                                                                   1998                    1997
                                                           ---------------------   ---------------------
                                                                  (In thousands, except per share
                                                                               data)


      Gain on resolution of Portfolio Assets..............              $3,097                  $5,301
      Equity in earnings of Acquisition Partnerships......               3,214                   1,541
      Servicing fees (1)..................................                 729                   7,828
      Other...............................................               1,998                   1,115
                                                           ---------------------   ---------------------
        Total.............................................               9,038                  15,785
    Expenses:
      Salaries and benefits...............................               1,167                   1,636
      Interest on other notes payable.....................               1,476                   1,452
      Asset level expenses, occupancy, data processing and
        other.............................................               2,212                   3,232
                                                           ---------------------   ---------------------
        Total.............................................               4,855                   6,320
                                                           ---------------------   ---------------------
    Operating contribution before direct taxes............              $4,183                  $9,465
                                                           =====================   =====================
    Operating contribution, net of direct taxes...........              $4,169                  $9,365
                                                           =====================   =====================
CONSUMER LENDING:
     Revenues:
       Interest income....................................              $2,566                  $2,016
       Servicing fees and other...........................                 390                      41
                                                           ---------------------   ---------------------
         Total............................................               2,956                   2,057
     Expenses:
       Salaries and benefits..............................               1,112                     484
       Provision for loan losses..........................               2,352                     798
       Interest on other notes payable....................                 880                     722
       Occupancy, data processing and other...............               1,107                     799
                                                           ---------------------   ---------------------
         Total............................................               5,451                   2,803
                                                           ---------------------   ---------------------
     Operating contribution before direct taxes...........            $(2,495)                  $(746)
                                                           =====================   =====================
     Operating contribution, net of direct taxes..........            $(2,495)                  $(747)
                                                           =====================   =====================

Total operating contribution, net of direct taxes.........              $5,558                  $9,276
                                                           =====================   =====================

CORPORATE OVERHEAD:
    Interest income on Class A Certificate (2)............   $           --                     $1,659
    Salaries and benefits, occupancy, professional and other
      income and expenses, net............................               (512)                 (2,018)
                                                           ---------------------   ---------------------
      Total...............................................               (512)                   (359)
    Deferred tax benefit..................................                 750                     300
                                                           ---------------------   ---------------------
    Net earnings before preferred dividends...............               5,796                   9,217
    Preferred dividends...................................               1,515                   1,659
                                                           ---------------------   ---------------------
      Net earnings to common shareholders.................              $4,281                  $7,558
                                                           =====================   =====================

SHARE DATA:
    Net earnings per common share-- basic.................      $0.66   $1.16
    Net earnings per common share-- diluted...............      $0.64   $1.14
    Weighted average common shares outstanding-- basic....      6,531   6,514
    Weighted average common shares outstanding-- diluted..      6,678   6,613

(1) Includes $6.8 million received as a result of terminating the investment Management Agreement with FirstCity Liquidating Trust in first quarter 1997.
(2) Represents dividends on preferred stock accrued or paid prior to June 30, 1997.

                                                                     FIRST QUARTER    FIRST QUARTER
                                                                     1998             1998
ORIGINATION AND OTHER FINANCIAL DATA:
    Mortgage Corp.
      Origination of residential mortgage loans:
        Conventional......................................          $1,360,865                $410,096
        Agency............................................             331,228                  83,231
                                       13

                                                                     FIRST QUARTER    FIRST QUARTER
                                                                     1998             1998

        Home equity.......................................              58,261                  11,045
        Other.............................................              19,913                   7,903
                                                           ---------------------   ---------------------
          Total...........................................          $1,770,267                $512,275
                                                           =====================   =====================
      Origination of commercial mortgage loans:
        Correspondent.....................................            $113,265       $           --
        Construction......................................              15,596                  10,757
                                                           ---------------------   ---------------------
          Total...........................................            $128,861                 $10,757
                                                           =====================   =====================
    Capital Corp.
      Acquisition of Home Equity Loans....................             $36,416       $           --
    Portfolio Asset acquisition and resolution activity:
      Aggregate purchase price of assets purchased........             $51,971                 $47,237
      Proceeds............................................              16,976                  14,842
    Consumer Corp.
      Aggregate of automobile and other consumer
      receivables.........................................             $33,375                 $31,124

MORTGAGE BANKING

     The following table presents selected information regarding the revenues and expenses of the Company's mortgage banking business.

                                    ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                                 MORTGAGE BANKING

                                                       First Quarter           First Quarter
                                                            1998                    1997
                                                   ----------------------  ----------------------
                                                               (DOLLARS IN THOUSANDS)

 WAREHOUSE INVENTORY:
 Average inventory balance.........................            $229,533                 $63,993
 Net mortgage warehouse income:
 Dollar amount.....................................               1,722                     766
 Percentage of average inventory balance...........               0.75%                   1.20%
GAIN ON SALE OF MORTGAGE LOANS:
 Gain on sale of mortgage loans as a percentage of
    loans sold:
    Residential....................................               1.46%                   1.05%
    Home Equity....................................               4.54%                   3.65%
 OMSR income as a percentage of residential
    mortgage loans sold............................               1.81%                   1.77%
 SERVICING REVENUES:
 Average servicing portfolios:
    Residential....................................          $4,553,543              $3,457,680
    Commercial.....................................           1,470,923                 148,872
    Sub-serviced...................................             813,040                 818,463
 Servicing fees:
    Residential....................................              $4,284                  $3,332
    Commercial.....................................                 238                      43
    Sub-serviced...................................                 172                     196
                                                   ----------------------  ----------------------
      Total........................................               4,694                   3,571
 Annualized servicing fee percentage:
    Residential....................................               0.38%                   0.39%
    Commercial.....................................               0.06%                   0.12%
    Sub-serviced...................................               0.08%                   0.10%
 Gain on sale of servicing rights..................  $             --                    $2,266
 Amortization of servicing rights:

                                    ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                                 MORTGAGE BANKING

                                                       First Quarter           First Quarter
                                                            1998                    1997
                                                   ----------------------  ----------------------
                                                               (DOLLARS IN THOUSANDS)

    Servicing rights amortization..................               3,176                   1,547
    Servicing rights amortization as a percentage
      of average residential servicing portfolio
      (annualized).................................               0.28%                   0.18%
 PERSONNEL:
 Personnel expenses................................             $12,935                  $5,926
 Number of personnel (at period end):
    Production.....................................                 442                     272
    Servicing......................................                 119                     111
    Other..........................................                 602                     321
                                                   ----------------------  ----------------------
      Total........................................               1,163                     704
                                                   ======================  ======================

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

         During the first quarter of 1997, the Trust terminated the Investment Management Agreement and paid Commercial Corp. a termination payment of $6.8 million representing the present value of servicing fees projected to have been earned by Commercial Corp. upon the liquidation of the assets of the Trust, which was expected to occur principally in 1997. The following table presents selected information regarding the revenues and expenses of the Company's Portfolio Asset acquisition and resolution business.

                                    ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                    PORTFOLIO ASSET ACQUISITION AND RESOLUTION

                                                       First Quarter           First Quarter
                                                            1998                    1997
                                                   ----------------------  ----------------------
                                                               (DOLLARS IN THOUSANDS)

GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
 Average investment:
    Nonperforming Portfolios.......................             $49,619                 $45,431
    Performing Portfolios..........................              14,212                   8,100
    Real estate Portfolios.........................              18,307                  23,833
 Gain on resolution of Portfolio Assets:
    Nonperforming Portfolios.......................              $2,263                  $3,971
    Performing Portfolios..........................                 299                      --
    Real estate Portfolios.........................                 535                   1,330
                                                   ----------------------  ----------------------
      Total                                                      $3,097                  $5,301
                                                   ======================  ======================
 Interest income on performing Portfolios..........              $1,070                    $490
 Gross profit percentage on resolution of
    Portfolio Assets:
    Nonperforming Portfolios.......................              22.40%                  37.36%
    Performing Portfolios..........................               7.99%                      --
    Real estate Portfolios.........................              17.08%                  31.60%
    Weighted average gross profit percentage.......              18.24%                  35.72%
 Interest yield on performing Portfolios...........              30.12%                  24.20%
 SERVICING FEE REVENUES:
    Acquisition partnerships.......................                $660                    $873
    Trust..........................................                  --                   6,800
    Affiliates.....................................                  69                     155
                                                   ----------------------  ----------------------
      Total........................................                $729                  $7,828
                                                   ======================  ======================
 PERSONNEL:
 Personnel expenses................................              $1,167                  $1,636
 Number of personnel (at period end):
    Production.....................................                  10                      11
    Servicing......................................                  64                      95
                                                   ----------------------  ----------------------
      Total........................................                  74                     106
                                                   ======================  ======================

                                    ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                    PORTFOLIO ASSET ACQUISITION AND RESOLUTION

                                                       First Quarter           First Quarter
                                                            1998                    1997
                                                   ----------------------  ----------------------
                                                               (DOLLARS IN THOUSANDS)

Interest expense:
      Average debt.................................             $75,709                 $61,483
      Interest expense.............................               1,446                   1,430
      Average yield (annualized)...................               7.64%                   9.30%

The following chart presents selected information regarding the revenues and expenses of the Acquisition Partnerships.

                                    ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                             ACQUISITION PARTNERSHIPS

                                                       First Quarter           First Quarter
                                                            1998                    1997
                                                   ----------------------  ----------------------
                                                               (DOLLARS IN THOUSANDS)

GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
 Gain on resolution of Portfolio Assets............             $18,533                  $7,701
 Gross profit percentage on resolution of
    Portfolio Assets...............................              32.20%                  31.43%
 Interest income on performing Portfolios..........               2,453                   1,906
 Other interest income.............................                 170                     291
INTEREST EXPENSE:
      Interest expense.............................              $3,941                  $3,004
      Average yield (annualized)...................               7.17%                   8.87%
OTHER EXPENSES:
      Servicing fees...............................              $1,421                  $1,003
      Legal........................................                 408                     581
      Property protection..........................               1,036                     963
      Other........................................               5,227                     758
                                                   ----------------------  ----------------------
         Total other expenses......................               8,092                   3,305
                                                   ----------------------  ----------------------
      NET EARNINGS.................................              $9,123                  $3,589
                                                   ======================  ======================

CONSUMER LENDING

         The following chart presents selected information regarding the revenues and expenses of Consumer Corp.'s consumer lending business.

                                    ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                                 CONSUMER LENDING

                                                       First Quarter           First Quarter
                                                            1998                    1997
                                                   ----------------------  ----------------------
                                                               (DOLLARS IN THOUSANDS)

INTEREST INCOME:
 Average loans and investments:
    Auto...........................................             $56,473                 $43,288
    Investments....................................              13,880                      --
 Interest income:
    Auto...........................................              $2,236                  $2,013
    Investments....................................                 327                      --
 Average yield (annualized):
    Auto...........................................              15.84%                  18.60%
    Investments....................................               9.42%                      --
SERVICING FEE REVENUES:
    Affiliates.....................................                $384                     $34
 PERSONNEL:
 Personnel expenses................................              $1,112                    $484
 Number of personnel (at period end):
    Production.....................................                  56                      18
    Servicing......................................                  79                      38
                                                   ----------------------  ----------------------
      Total........................................                 135                      56
                                                   ======================  ======================
INTEREST EXPENSE:
      Average debt.................................             $40,791                 $32,635
      Interest expense.............................                 880                     695
      Average yield (annualized)...................               8.63%                   8.52%

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

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

         The Company reported net earnings before minority interest and preferred dividends of $5.6 million in 1998 (including a $0.8 million deferred tax benefit) compared to $9.2 million in 1997.

         Net earnings to common shareholders were $4.3 million in 1998 compared to $7.6 million in 1997. On a per share basis, basic net earnings attributable to common shareholders were $0.66 in 1998 compared to $1.16 in 1997.
                                       17

         Diluted net earnings per common share were $0.64 in 1998 compared to $1.14 in 1997. The first quarter 1997 results reflect the positive effect of the $6.8 million, or $1.03 per share, payment from the Trust in settlement of the Investment Management Agreement.

Mortgage Banking

         Mortgage Corp. experienced significant revenue growth in the first quarter of 1998 relative to 1997 increasing to $28.7 million from $12.7 million. The direct retail group ("Direct Retail") and the broker retail group ("Broker Retail") origination networks experienced substantial growth in levels of origination volume reflecting, in part, the level of capital that has been contributed to Mortgage Corp. by the Company following the Harbor Merger and relatively lower market interest rates in 1998 compared to 1997. Such revenue growth was partially offset by increases in operating expenses associated with the increased levels of origination volume.

         The Company entered the mortgage conduit business in August 1997 with the formation of Capital Corp. Capital Corp. has generated interest revenue from its acquired Home Equity Loans, has incurred interest expense to finance the acquisition of such loans and has incurred general and administrative expenses in its start-up phase.

         Gain on sale of mortgage loans. Gain on sale of mortgage loans increased by 281% to $20.3 million in 1998 from $5.3 million in 1997. This increase was the result of substantial increases in the levels of residential mortgage loan origination generated principally by the Broker Retail network of Mortgage Corp. and, to a lesser extent, the Direct Retail network of Mortgage Corp., and the resulting sales of such loans to government agencies and other investors. The change in the gain on sale percentage recognized in 1998 compared to 1997 is the result of the sale of approximately $1.3 billion of mortgage loans in first quarter 1998 (compared to 0.5 billion in the first quarter 1997) and the overall mix and pricing of the loans sold.

         Net mortgage warehouse income. Net mortgage warehouse income increased by 125% to $1.7 million in 1998 from $.8 million in 1997. This increase is the result of a significant increase in the average balance of loans held in inventory during the year offset by a decrease in the spread earned between the interest rate on the underlying mortgages and the interest cost of the warehouse credit facility as the overall levels of interest rates on residential mortgage loans reached their lowest levels in several years.

         Servicing fee revenues. Servicing fee revenues increased by 31.4% to $4.7 million in 1998 from $3.6 million in 1997 as a result of an increase in the size of the servicing portfolio. Mortgage Corp. substantially increased its commercial mortgage servicing portfolio and its ability to originate commercial mortgage loans for correspondents and conduit lenders with the purchase, in the second quarter of 1997, of MIG Financial Corporation ("MIG"), a commercial loan origination and servicing company based in California with a $1.6 billion commercial mortgage servicing portfolio.

         Other revenues. Other revenues decreased by 34.8% to $2.0 million in 1998 from $3.1 million in 1997. This decrease resulted from Mortgage Corp.'s decision to retain, rather than sell, servicing rights in 1998. The sale of servicing rights in 1997 resulted in a gain on sale of $2.3 million.

         Operating expenses. Operating expenses of Mortgage Corp. increased by 111% to $24.7 million in 1998 from $11.7 million in 1997. The expansion of the Broker Retail and Direct Retail operation as well as the commencement of Capital Corp.'s operations in late 1997 also contributed to the period to period increases. The acquisition of MIG in 1997, which was accounted for as a purchase by Mortgage Corp., produced higher relative totals for all components of Mortgage Corp.'s operating expenses in 1998 compared to 1997.

         Salaries and benefits increased by $7.0 million in 1998 compared to 1997 reflecting the 459 additional staff required to support the increase in origination volumes derived principally from the Broker Retail network and, to a lesser extent, the Direct Retail network, and the increase in the size and number of loans in the residential and commercial servicing portfolios in 1998 compared to 1997.

         Amortization of mortgage servicing rights increased in 1998 compared to 1997 as a result of the substantially larger investment in mortgage servicing rights in 1998 compared to 1997. Interest on other notes payable (the portion not associated with Mortgage Corp.'s warehouse credit facility) increased due to increased working capital borrowings during 1998 as compared to 1997.

         Occupancy expense increased by $1.4 million in 1998 compared to 1997 as the result of the opening or acquisition of several new offices in 1997 in the Broker Retail and Direct Retail networks. Increases in data processing, communication and other expenses in 1998 compared to 1997 resulted from the substantial increases in the production and servicing volumes experienced during 1998.

Portfolio Asset Acquisition and Resolution

         Commercial Corp. purchased $52.0 million of Portfolio Assets during 1998 for its own account and through the Acquisition Partnerships compared to $47.2 million in acquisitions in 1997. Commercial Corp's quarter end investment in Portfolio Assets decreased to $74.6 million in 1998 from $78.9 million in 1997. Commercial Corp. invested $8.7 million in equity in Portfolio Assets in 1998 compared to $6.2 million in 1997.

         Net gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets increased by 14.4% to $17.0 million in 1998 from $14.8 million in 1997. The net gain on resolution of Portfolio Assets decreased by 41.6% to $3.1 million in 1998 from $5.3 million in 1997 as the result of a lower gross profit percentage in 1998 compared to 1997. The gross profit percentage on the proceeds from the resolution of Portfolio Assets in 1998 was 18.2% as compared to 35.7% in 1997.

         Equity in earnings of Acquisition Partnerships. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships increased by 135% to $57.6 million in 1998 from $24.5 million in 1997 while the gross profit percentage on proceeds increased to 32.2% in 1998 from 31.4% in 1997. Interest income in the Acquisition Partnerships increased $0.5 million while interest expense also increased by $0.9 million in 1998 as a result of increased levels of interest earning assets and interest bearing liabilities carried by the Acquisition Partnerships in the first quarter 1998 as compared to 1997. Other expenses of the Acquisition Partnerships increased by $4.8 million in 1998 generally reflecting costs associated with the resolution of Portfolio Assets in Europe which generated proceeds of $41.7 million. The net result was an overall increase in the net income of the Acquisition Partnerships of 154% to $9.1 million in 1998 from $3.6 million in 1997. As a result, Commercial Corp.'s equity earnings from Acquisition Partnerships increased by 109% to $3.2 million in 1998 from $1.5 million in 1997.

         Servicing fee revenues. Servicing fees reported during 1997 included the receipt of a $6.8 million cash payment related to the early termination of a servicing agreement between the Company and the Trust, under which the Company serviced the assets of the Trust. The $6.8 million payment represents the present value of servicing fees projected to have been earned by Commercial Corp. upon liquidation of the Trust assets, which was expected to occur principally in 1997. Excluding fees related to Trust assets, servicing fees decreased by 29.1% to $0.7 million in 1998 from $1.0 million in 1997 as a result of decreased domestic collection levels in the Acquisition Partnerships and affiliated entities.

         Other revenues. Other revenues increased to $2.0 million in 1998 compared to $1.1 million in 1997 principally as a result of interest income derived from Performing Purchased Asset Portfolios in 1998 as compared to 1997.

         Operating expenses. Operating expenses declined to $4.9 million in 1998 from $6.3 million in 1997 primarily as a result of reduced salaries and benefits and lower asset level expenses.

         Salaries and benefits declined in 1998 as a result of the consolidation of some of the servicing offices when Portfolios being serviced in the closed offices reached final resolution.

         Interest on other notes payable was relatively flat period to period.

         Asset level expenses incurred in connection with the servicing of Portfolio Assets decreased in 1998 compared to 1997 as a result of the decrease in investments in Portfolio Assets in 1998 compared to 1997. Occupancy and other expenses decreased as a result of the consolidation of servicing offices in 1998.

Consumer Lending

         Consumer Corp.'s revenues and expenses in 1997 were derived principally from its original sub-prime automobile financing program. Consumer Corp. terminated its obligations to the financial institutions participating in such program effective as of January 31, 1998. In late 1997 Consumer Corp., through its 80% owned subsidiary, Funding Corp., established a new sub-prime automobile financing program through which it originates automobile loans through direct relationships with franchised automobile dealerships. Substantially all of Consumer Corp.'s activities are expected to be conducted through Funding Corp. during 1998.

         Interest income. Interest income on consumer loans increased by 27.3% to $2.6 million in 1998 from $2.0 million in 1997, reflecting increased levels of loan origination activity in 1998 as compared to 1997 and an increase in the average balance of aggregate loans held by Consumer Corp. during 1998.

         Interest expense. Interest expense increased by 21.9% to $0.9 million in 1998 from $0.7 million in 1997 as a result of an increase in the average outstanding level of borrowings secured by automobile receivables to $40.8 million in 1998 from

$32.6 million in 1997. The average rate at which such borrowings incurred interest increased to 8.6% from 8.5% for the same period.

         Operating expenses. Salaries and benefits increased by 130% to $1.1 million in 1998 from $0.5 million in 1997 as a result of the increased levels of operating activity in 1998 as compared to 1997.

         Provision for loan losses. The provision for loan losses on automobile receivables increased by 195% to $2.4 million in 1998 from $0.8 million in 1997. Consumer Corp. increased its rate of provision for loan losses based on its determination that the discount rate at which it acquired loans under its previous origination program did not properly provide for the losses expected to be realized on the acquired loans. The origination program currently operated by Funding Corp. generally allows for the acquisition of loans from automobile dealerships at a larger discount from par than Consumer Corp.'s original financing program. The Company believes that such acquisition prices more closely approximate the expected loss per occurrence on the loans originated. To the extent that Funding Corp. cannot match such discount to expected losses, additional provisions might, in the future, be required to properly provide for the risk of loss on the loans originated. The Company expects to incur provisions for loan losses in 1998 on automobile loans acquired by it during early 1998 through its previous origination program.

         Securitization of automobile loans. During the second quarter of 1997, Consumer Corp. completed its first sale and securitization of automobile loans and during the first quarter 1998, the second such sale was completed. Consumer Corp. has retained subordinated interests in the form of nonrated tranches and excess spreads resulting from the securitization transaction and reflected an aggregate of $21.1 million in such interests at March 31, 1998.

Other Items Affecting Net Income

         The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

         Corporate overhead. Interest income on the Class A Certificate during 1997 represents reimbursement to the Company from the Trust of accrual of dividends through June 30, 1997, of $1.7 million on special preferred stock. Company level interest expense increased by 29.6% to $0.6 million in 1998 from $0.4 million in 1997 as a result of higher volumes of debt associated with the equity required to purchase Portfolio Assets, equity interests in Acquisition Partnerships and capital support to operating subsidiaries. Other corporate income increased due to interest earned on the excess liquidity derived from the Trust's redemption of the Class A Certificate. Salary and benefits, occupancy and professional fees account for the majority of other overhead expenses, which decreased in 1998 compared to 1997, as a result of the decrease in the amount of executive and other officer bonuses granted in 1998 compared to 1997.

         Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income and are offset by NOLs that the Company believes are available to it as a result of the Merger. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company reported a deferred tax benefit of $0.8 million in 1998 as compared to a benefit of $0.3 million in 1997.

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

         In May 1998, the Company closed the public offering of 1,542,150 shares of FirstCity common stock, of which 341,000 shares were sold by selling shareholders. Net proceeds (after estimated expenses) of $34.4 million were used to retire debt.

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

         Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of March 31, 1998 the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $1,898 million and outstanding borrowings of $1,264 million. The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties as of May 1, 1998 and the outstanding borrowings under such facilities as of March 31, 1998.

                                CREDIT FACILITIES

                                                    Outstanding
                                 Principal       borrowings as of                                  Other terms and
                                  amount          March 31, 1998         Interest rate              conditions
                                  ------          --------------         -------------             ---------------
                                                               (DOLLARS IN MILLIONS)

FIRSTCITY
  Company Credit
   Facility...............       $  50                $  33(1)     LIBOR + 5.0%             Secured by the assets of the
                                                                                            Company, expires April
                                                                                            30, 1999
  Term fixed asset
    facility...............           1                    1        Fixed 9.25%             Secured by certain fixed
                                                                                            assets, expires January 1,
                                                                                            2001
MORTGAGE CORP.
  Warehouse facility.......         667                  581        LIBOR + 0.5% to         Revolving line to
                                                                    2.5%                    warehouse residential
                                                                                            mortgage loans, expires
                                                                                            March 31, 1999
  Supplemental warehouse
    facility...............          36                    9        LIBOR + 0.5% to         Revolving line to
                                                                    2.25%
                                                                                            warehouse residential
                                                                                            mortgage loans and related
                                                                                            receivables, expires March
                                                                                            31, 1999
 Open warehouse
    facility...............         650                  453        Fed Funds + 0.5% to     Open facility to fund
                                                                    1.0%                    committed loans to FNMA
                                                                                            and other

  Operating line...........          45                   45        LIBOR + 2.25%           Revolving operating line
                                                                                            secured by the
                                                                                            unencumbered assets of
                                                                                            Harbor, expires December
                                                                                            15, 2002
CAPITAL CORP.
  Warehouse facility.......         200                   --(2)     LIBOR + 0.75%           Repurchase agreement to
                                                                                            facilitate the acquisition of
                                                                                            Home Equity Loans,
                                                                                            expires March 30, 1999

Warehouse facility.........          36                   35        Fixed 6.85%             Repurchase agreement to
                                                                                            facilitate the acquisition of
                                                                                            Home Equity Loans,
                                                                                            expires June 13, 1998




                                CREDIT FACILITIES

                                                    Outstanding
                                 Principal       borrowings as of                                  Other terms and
                                  amount          March 31, 1998         Interest rate              conditions
                                  ------          --------------         -------------             ---------------
                                                               (DOLLARS IN MILLIONS)

COMMERCIAL CORP.
  Portfolio acquisition
    facility...............         100                   19        LIBOR + 2.5%            Acquisition facility to
                                                                                            acquire Portfolio Assets,
                                                                                            expires February 28, 1999
  French acquisition
    facility...............          15                    8        French franc LIBOR +    Acquisition facility to fund
                                                                    3.5%                    equity investments in
                                                                                            French Portfolio Assets,
                                                                                           expires March 31, 1999.
                                                                                            Guaranteed by Commercial
                                                                                            Corp. and the Company.
  Term acquisition
    facilities.............          48                   48        Fixed at 7.66%          Acquisition facilities for
                                                                                            existing Portfolio Assets.
                                                                                            Secured by assets of
                                                                                            Acquisition Partnerships,
                                                                                            various maturities
CONSUMER CORP.
  Warehouse facility.......          50                   32        LIBOR + 3%              Revolving line secured by
                                                                                            automobile receivables,
                                                                                            expires May 17, 1998
UNCONSOLIDATED
  ACQUISITION PARTNERSHIPS
Term acquisition                     60                   60        Fixed at 7.51% to       Senior and subordinated
  facilities...............                                         10.17%, LIBOR + 3%      loans secured by Portfolio
                                                                    to 6.5% and Prime +     Assets, various maturities
                                                                    2% to 7%

---------------------------
(1) Outstanding borrowings as of March 31, 1998 represent borrowings under the Company's $35.0 million revolving credit facility with Cargill Financial, which terminated on April 9, 1998. Outstanding borrowings under the new Company Credit Facility with an international bank as of May 1, 1998 were $37.6 million.
(2) The facility was entered into as of March 31, 1998. Outstanding borrowings under the facility as of May 1, 1998 were $77.9 million.

         FIRSTCITY. THE COMPANY CREDIT FACILITY IS A REVOLVING CREDIT FACILITY WITH AN INTERNATIONAL BANK AND IS SECURED BY THE ASSETS OF THE COMPANY, INCLUDING A PLEDGE OF THE STOCK OF SUBSTANTIALLY ALL OF ITS OPERATING SUBSIDIARIES AND ITS EQUITY INTERESTS IN THE ACQUISITION PARTNERSHIPS. AT MAY 1, 1998, THE AMOUNT OUTSTANDING UNDER THE FACILITY TOTALED APPROXIMATELY $37.6 MILLION. THE COMPANY CREDIT FACILITY MATURES ON APRIL 30, 1999.

         MORTGAGE CORP. CURRENTLY, MORTGAGE CORP. HAS A PRIMARY WAREHOUSE FACILITY OF $667 MILLION WITH A GROUP OF BANKS LED BY CHASE BANK, HOUSTON. THE FACILITY, WHICH MATURES IN MARCH 1999, IS USED TO FINANCE MORTGAGE WAREHOUSE OPERATIONS AS WELL AS OTHER ACTIVITIES. THE $667 MILLION FACILITY IS PRICED AT LIBOR PLUS A DIFFERENT MARGIN TO LIBOR FOR EACH OF THE SUB-LIMITS WITHIN THE FACILITY. THE PRIMARY WAREHOUSE COMPONENTS OF THE FACILITY ARE PRICED AT LIBOR PLUS FROM 1.375% TO 1.625%, DEPENDING UPON THE STATUS OF THE WAREHOUSE COLLATERAL SECURING THE LOAN. IN ADDITION TO ITS PRIMARY WAREHOUSE FACILITY, MORTGAGE CORP. MAINTAINS A $36 MILLION SUPPLEMENTAL FACILITY PRICED AT LIBOR PLUS 0.5% TO 2.25%. IN ADDITION, MORTGAGE CORP. HAS AN ADDITIONAL REVOLVING OPERATING LINE WITH SUCH BANKS OF $45 MILLION, WHICH BEARS INTEREST AT A RATE OF LIBOR PLUS 2.25%. THE BANKS ARE OBLIGATED TO FUND LOANS UNDER SUCH LINE THROUGH MARCH 31, 1999, ALTHOUGH FINAL MATURITY OF ANY THEN OUTSTANDING LOANS MAY BE EXTENDED, AT MORTGAGE CORP.'S ELECTION, TO DECEMBER 15, 2002. MORTGAGE CORP. CONSIDERS THESE FACILITIES ADEQUATE FOR ITS CURRENT AND ANTICIPATED LEVELS OF ACTIVITY IN ITS MORTGAGE OPERATIONS.

         THE COMPANY HAS EXECUTED A PERFORMANCE GUARANTEE IN FAVOR OF THE LENDING BANK GROUP IN THE EVENT OF OVERDRAFTS ARISING IN MORTGAGE CORP.'S FUNDING ACCOUNTS. AN OVERDRAFT COULD OCCUR IN THE EVENT OF THE PRESENTMENT OF A LOAN CLOSING DRAFT TO THE DRAWEE BANK PRIOR TO RECEIPT OF FULL CLOSED LOAN DOCUMENTATION FROM THE CLOSING AGENT. THE RECEIPT OF DOCUMENTS BY THE LENDING BANK WOULD RELEASE FUNDS UNDER THE WAREHOUSE FACILITY TO COVER THE CLOSING DRAFT PRIOR TO THE PRESENTMENT OF THE DRAFT, IN NORMAL CIRCUMSTANCES. THE POSSIBILITY EXISTS, THEREFORE, FOR AN OVERDRAFT IN MORTGAGE CORP.'S FUNDING ACCOUNT. THE PERFORMANCE GUARANTEE BY THE COMPANY IN FAVOR OF THE LENDING BANK GROUP IS TO COVER SUCH OVERDRAFTS THAT ARE NOT CLEARED IN A SPECIFIED PERIOD OF TIME. IN ADDITION, MORTGAGE CORP. HAS A $650 MILLION WAREHOUSE FACILITY FOR LOANS TO BE RESOLD TO FNMA AND OTHER INVESTORS.

         CAPITAL CORP. CAPITAL CORP. FUNDS ITS ACTIVITIES WITH EQUITY INVESTMENTS AND SUBORDINATED DEBT FROM THE COMPANY AND A $200 MILLION REPURCHASE FACILITY WITH A NATIONALLY RECOGNIZED INVESTMENT BANKING FIRM. THE REPURCHASE FACILITY FUNDS THE PURCHASE OF ELIGIBLE HOME EQUITY LOANS ACQUIRED BY CAPITAL CORP. THE FACILITY ACCRUES AT LIBOR PLUS 0.75% AND MATURES ON MARCH 30, 1999. CAPITAL CORP. IS IN THE PROCESS OF NEGOTIATING FOR ADDITIONAL NONRECOURSE WAREHOUSE CREDIT AND SECURITIZATION FACILITIES WITH OTHER NATIONALLY RECOGNIZED INVESTMENT BANKING FIRMS TOTALING $300 MILLION. FUNDING FOR HOME EQUITY LOANS PURCHASED BY CAPITAL CORP. IS PROVIDED, IN PART, UNDER MORTGAGE CORP.'S WAREHOUSE CREDIT FACILITY AND IS SUBJECT TO MORTGAGE CORP.'S SUB-LIMIT FOR HOME EQUITY LOANS MEETING THE CRITERIA ESTABLISHED IN MORTGAGE CORP.'S WAREHOUSE CREDIT AGREEMENT. THE REMAINDER OF CAPITAL CORP.'S HOME EQUITY LOAN WAREHOUSE IS FUNDED UNDER A LOAN REPURCHASE AGREEMENT WITH NOMURA SECURITIES, INC. ("NOMURA"). THE REPURCHASE AGREEMENT EXPIRES ON JUNE 13, 1998.

         COMMERCIAL CORP. COMMERCIAL CORP. FUNDS ITS ACTIVITIES WITH EQUITY INVESTMENTS AND SUBORDINATED DEBT FROM THE COMPANY AND NONRECOURSE FINANCING PROVIDED BY A VARIETY OF BANK AND INSTITUTIONAL LENDERS. SUCH LENDERS PROVIDE FUNDS TO THE SPECIAL PURPOSE ENTITIES FORMED FOR THE PURPOSE OF ACQUIRING PORTFOLIO ASSETS OR TO ACQUISITION PARTNERSHIPS FORMED FOR THE PURPOSE OF CO-INVESTING IN ASSET POOLS WITH OTHER INVESTORS, PRINCIPALLY CARGILL FINANCIAL. COMMERCIAL CORP. RECENTLY ENTERED INTO A CREDIT FACILITY WITH NOMURA IN THE AMOUNT OF $100 MILLION, PRICED AT LIBOR PLUS 2.50%, THE PROCEEDS OF WHICH FUND UP TO 85% OF THE PURCHASE PRICE OF PORTFOLIO ASSETS ACQUIRED BY COMMERCIAL CORP. OR THE ACQUISITION PARTNERSHIPS. THIS FACILITY MATURES ON FEBRUARY 28, 1999. COMMERCIAL CORP. BELIEVES THAT SUCH FACILITY, WHEN COMBINED WITH THE CASH FLOW FROM ITS EXISTING PORTFOLIO ASSETS AND ITS INVESTMENT IN EQUITIES OF ACQUISITION PARTNERSHIPS, IS ADEQUATE TO MEET ITS CURRENT AND ANTICIPATED LIQUIDITY NEEDS. A COMMERCIAL CORP. SUBSIDIARY RECENTLY ENTERED INTO A $15 MILLION DOLLAR EQUIVALENT FRENCH FRANC FACILITY FOR USE IN PORTFOLIO PURCHASES IN FRANCE, WHICH FACILITY ACCRUES INTEREST AT LIBOR PLUS 3.50%, MATURES ON MARCH 31, 1999 AND IS GUARANTEED BY COMMERCIAL CORP. AND THE COMPANY.

         CONSUMER CORP. CONSUMER CORP. FUNDS ITS ACTIVITIES WITH EQUITY INVESTMENTS AND SUBORDINATED DEBT FROM THE COMPANY AND A LIMITED RECOURSE $50 MILLION WAREHOUSE CREDIT FACILITY WITH CONTITRADE SERVICES L.L.C. ("CONTITRADE"). FUNDS ARE ADVANCED UNDER THE FACILITY IN ACCORDANCE WITH AN ELIGIBLE LOAN BORROWING BASE WITH THE FACILITY PRICED AT LIBOR PLUS 3.0%. LOANS ARE ELIGIBLE FOR INCLUSION IN THE BORROWING BASE IF THEY MEET DOCUMENTED UNDERWRITING STANDARDS AS APPROVED BY CONTITRADE AND ARE NOT DELINQUENT BEYOND TERMS ESTABLISHED IN THE LOAN AGREEMENT. AT VARIOUS TIMES, THE SIZE OF THE FACILITY HAS BEEN IN EXCESS OF THE $50 MILLION COMMITTED AMOUNT BASED UPON APPROVALS BY THE LENDER. UNDER THE TERMS OF THE CREDIT FACILITY, THE COMPANY GUARANTEES 25% OF THE AMOUNT OUTSTANDING UNDER THE FACILITY FROM TIME TO TIME IN ADDITION TO AN UNDERTAKING BY THE COMPANY TO SUPPORT THE LIQUIDITY REQUIREMENTS REQUIRED IN SECURITIZATION TRANSACTIONS. THE CONTITRADE FACILITY MATURES ON MAY 17, 1998. A RENEWED AND EXTENDED FACILITY WITH CONTITRADE IS UNDER FINAL REVIEW FOR EXECUTION. THE TERMS FOR THIS RENEWED FACILITY ARE SIMILAR TO THOSE DESCRIBED ABOVE.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits

27.1 the Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission. Exhibit 27.1 shall not be deemed filed for s purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securitie Act of 1934, as amended, or Section 323 of the Trust Indenture Act of 1939, as t be amended, or otherwise be subject to the liabilities of such sections, nor shall i deemed a part of any registration statement to which it relates.)

         (b)  Reports on Form 8-K.
              The following Current Report on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 was filed by the Registrant with the Commission:

              1.  Form 8-K dated April 29, 1998:
                      Items reported:   Item 5 (Other Events)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRSTCITY FINANCIAL CORPORATION

                                         By      /s/ Matt A. Landry
                                               ----------------------------
                                         Name:   Matt A. Landry
                                         Title:  Executive Vice President,
                                                 Managing Director and
                                                 Senior Financial Officer
                                                 (Duly authorized officer
                                                 and principal financial and
                                                 accounting officer of the
                                                 Registrant)


Dated: May 15, 1998