Form 10-Q
period 1998-06-30
FIRSTCITY FINANCIAL CORP
filed 1998-08-14
CIK 828678

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                          COMMISSION FILE NUMBER 1-7614

                         FIRSTCITY FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                   76-0243729
   (State or Other Jurisdiction of       (I.R.S. Employer
    Incorporation or Organization)      Identification No.)

       6400 IMPERIAL DRIVE, WACO, TX           76712
 (Address   of   Principal   Executive      (Zip Code)
Offices)

                                 (254) 751-1750
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         The number of shares of common stock, par value $.01 per share, outstanding at August 1, 1998 was 8,260,582.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                              (DOLLARS IN THOUSANDS,
                                              EXCEPT PER SHARE DATA)

                                                                           JUNE 30, 1998         DECEMBER 31, 1997
                                                                        --------------------    --------------------

                              ASSETS

Cash and cash equivalents                                                           $30,531                 $31,605
Portfolio Assets, net                                                                68,476                  89,951
Loans receivable, net                                                                55,912                  90,115
Mortgage loans held for sale                                                      1,021,185                 533,751
Investment securities                                                                43,046                   6,935
Equity investments in and advances to Acquisition Partnerships                       36,076                  35,529
Mortgage servicing rights                                                           124,242                  69,634
Receivable for servicing advances and accrued interest                               34,040                  21,410
Deferred tax benefit, net                                                            32,185                  30,614
Other assets, net                                                                    64,346                  30,575
                                                                       --------------------    --------------------
Total Assets                                                                     $1,510,039                $940,119
                                                                       ====================    ====================

        LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities:
Notes payable                                                                    $1,227,966                $750,781
Other liabilities                                                                    68,164                  34,672
                                                                       --------------------    --------------------
Total Liabilities                                                                 1,296,130                 785,453
Commitments and contingencies                                                            --                      --
Redeemable preferred stock:
Special preferred stock, including dividends of $669 (nominal stated value of
$21 per share; 2,500,000 shares authorized;
849,777 shares issued and outstanding)                                               18,515                  18,515
Adjusting  rate  preferred  stock,   including  dividends  of  $846
(redemption  value of $21 per share;  2,000,000 shares  authorized;
1,073,704 shares issued and outstanding)                                             23,393                  23,393
Shareholders' equity:
Optional  preferred  stock (par  value  $.01 per share;  98,000,000
shares authorized; no shares issued or outstanding)                                      --                      --
Common  stock (par value  $.01 per share;  100,000,000  authorized;
issued   and   outstanding:   8,260,582   and   6,526,510   shares,                      83                      65
respectively)
Paid in capital                                                                      78,091                  29,509
Retained earnings                                                                    93,827                  83,184
                                                                       --------------------    --------------------
Total Shareholders' Equity                                                          172,001                 112,758
                                                                       --------------------    --------------------
Total  Liabilities,  Redeemable  Preferred Stock and  Shareholders'              $1,510,039                $940,119
Equity                                                                 ====================    ====================


          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                            ------------------------------    -----------------------------
                                                                1998             1997            1998             1997
                                                            --------------    ------------    ------------    -------------
      Revenues:
      Gain on sale of mortgage and other loans                    $28,303          $7,999         $48,572          $13,320
      Gain on sale of automobile loans                              2,434              --           2,434               --
      Net mortgage warehouse income                                 2,395             526           4,117            1,292
      Gain on sale of mortgage servicing rights                        --           2,263              --            4,529
      Servicing fees:
      Mortgage                                                      5,588           3,414          10,282            6,985
      Other                                                         1,250           1,660           2,363            9,522
      Gain on resolution of Portfolio Assets                        2,839           4,891           5,936           10,192
      Equity in earnings of Acquisition Partnerships                1,523           2,772           4,737            4,313
      Rental income on real estate Portfolios                          75              87             156              157
      Interest income                                               2,898           3,449           6,697            6,228
      Other income                                                  2,239           2,409           6,276            3,570
      Interest income on Class A Certificate                           --           1,515              --            3,174
                                                           --------------    ------------    ------------    -------------
      Total revenues                                               49,544          30,985          91,570           63,282
      Expenses:
      Interest on other notes payable                               3,304           3,650           6,722            6,512
      Salaries and benefits                                        20,447          10,293          36,464           19,284
      Amortization:
      Mortgage servicing rights                                     4,126           1,596           7,302            3,143
      Other                                                           373             812             805            1,765
      Provision for loan losses                                       575           1,357           2,927            2,155
      Provision for valuation of mortgage servicing rights            500              --             500               --
      Occupancy, data processing, communication and other          13,121           8,608          24,812           16,185
                                                           --------------    ------------    ------------    -------------
      Total expenses                                               42,446          26,316          79,532           49,044
      Net earnings  before  minority  interest,  preferred          7,098                          12,038
      dividends and income taxes                                                    4,669                           14,238
      Benefit (provision) for income taxes                            755           (230)           1,396            (582)
                                                           --------------    ------------    ------------    -------------
      Net earnings before minority interest and preferred           7,853           4,439          13,434           13,656
            dividends
      Minority interest                                               229              69              14               69
      Preferred dividends                                           1,515           1,515           3,030            3,174
                                                           --------------    ------------    ------------    -------------
      Net earnings to common shareholders                          $6,109          $2,855         $10,390          $10,413
                                                           ==============    ============    ============    =============
      Net earnings per common share-- basic                         $0.84           $0.44           $1.51            $1.60
      Net earnings per common share-- diluted                       $0.83           $0.44           $1.47            $1.58
      Weighted average common shares outstanding-- basic            7,243           6,517           6,889            6,517
      Weighted average common shares outstanding-- diluted          7,401           6,549           7,045            6,575



          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                          NUMBER OF          COMMON    PAID IN       RETAINED              TOTAL
                                        COMMON SHARES        STOCK     CAPITAL       EARNINGS          SHAREHOLDERS'
                                                                                                           EQUITY
                                       -------------- --------------  -------------- --------------  -----------------

           BALANCES, JANUARY 1, 1997        6,513,346            $65         $29,783        $54,954            $84,802
  Exercise of warrants, options and            13,164             --             318             --                318
  employee stock purchase plan
  Change in subsidiary year end                    --             --              --        (1,195)            (1,195)
  Net earnings, after minority                     --             --              --         35,628             35,628
  interest, for 1997
  Preferred dividends                              --             --              --        (6,203)            (6,203)
  Other                                            --             --           (592)             --              (592)
                                       -------------- --------------  -------------- --------------  -----------------
  BALANCES, DECEMBER 31, 1997               6,526,510             65          29,509         83,184            112,758
  Exercise of warrants, options and           491,922              5          12,275             --             12,280
  employee stock purchase plan
  Issuance of common stock to acquire          41,000              1           2,149             --              2,150
  the minority interest of subsidiary
  Issuance of common stock in public        1,201,150             12          34,158             --             34,170
  offering
  Net earnings, after minority                     --             --              --         13,420             13,420
  interest, for six months ended June
  30, 1998
  Foreign currency translation and                 --             --              --            253                253
  other adjustments
  Preferred dividends                              --             --              --        (3,030)            (3,030)
                                       -------------- --------------  -------------- --------------  -----------------
  BALANCES, JUNE 30, 1998                   8,260,582            $83         $78,091        $93,827           $172,001
                                       ============== ==============  ============== ==============  =================




          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                             SIX MONTHS ENDED JUNE 30,
                                                          --------------------------------
                                                              1998              1997
                                                         --------------    --------------

Cash flows from operating activities:
  Net earnings  before  minority  interest and preferred        $13,434           $13,656
dividends
  Adjustments  to  reconcile  net  earnings  to net cash
used in
    operating activities, net of effect of acquisitions:
    Proceeds from resolution of Portfolio Assets                 30,032            30,122
    Gain on resolution of Portfolio Assets                      (5,936)          (10,192)
    Purchase of Portfolio  Assets and loans  receivable,       (11,827)          (20,791)
net
    Origination of automobile receivables                      (57,762)          (50,071)
    Gain on sale of mortgage servicing rights                        --           (4,529)
    Increase in mortgage loans held for sale                  (487,434)          (87,131)
    Increase in construction loans receivable                   (9,569)           (5,488)
    Originated mortgage servicing rights                       (62,409)          (20,981)
    Purchases of mortgage servicing rights                         (69)           (5,677)
    Proceeds from sale of mortgage servicing rights                  --            13,826
    Provision  for loan losses and valuation of mortgage          3,427             2,155
servicing                    rights
    Equity in earnings of Acquisition Partnerships              (4,737)           (4,313)
    Proceeds from performing  Portfolio Assets and loans         57,491            46,457
receivable,                 net
    (Increase) decrease in net deferred tax asset               (1,571)                13
    Depreciation and amortization                                 9,185             7,360
    Increase in other assets                                   (32,221)          (34,246)
    Increase in other liabilities                                38,775            11,795
                                                         --------------    --------------
         Net cash used in operating activities                (521,191)         (118,035)
                                                         --------------    --------------
Cash flows from investing activities:
  Payments on advances to acquisition partnerships and               --             1,029
          affiliates
  Acquisition of subsidiaries                                        --             1,118
  Principal payments on Class A Certificate                          --            33,807
  Property and equipment, net                                   (3,269)           (1,752)
  Contributions to Acquisition Partnerships                    (13,581)          (11,378)
  Distributions from Acquisition Partnerships                    15,653             7,759
                                                         --------------    --------------
         Net  cash   provided  by  (used  in)  investing        (1,197)            30,583
activities
                                                         --------------    --------------
Cash flows from financing activities:
  Borrowings under notes payable                             10,630,721         4,754,364
  Payments of notes payable                                (10,152,827)       (4,640,385)
  Purchase of special preferred stock                                --          (12,567)
  Proceeds from issuance of common stock                         46,450               111
  Distributions to minority interest                                 --           (5,669)
  Preferred dividends paid                                      (3,030)           (3,597)
  Other increases in paid in capital                                 --               311
                                                         --------------    --------------
         Net cash provided by financing activities              521,314            92,568
                                                         --------------    --------------
Net increase (decrease) in cash                                $(1,074)            $5,116
Cash, beginning of period                                        31,605            16,445
                                                         --------------    --------------
Cash, end of period                                             $30,531           $21,561
                                                         ==============    ==============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest                                                    $28,867           $15,621
    Income taxes                                                   $231              $104


          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) BASIS OF PRESENTATION

         The unaudited consolidated financial statements of FirstCity Financial Corporation ("FirstCity" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity's financial position at June 30, 1998, the results of operations and the cash flows for the three month and six month periods ended June 30, 1998 and 1997. Additionally, the Company's merger with Harbor Financial Group, Inc. ("Mortgage Corp.") on July 1, 1997 has been accounted for as a pooling of interests. The accompanying consolidated financial statements have been retroactively restated to reflect the pooling of interests.

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

         At year end 1997, an unrelated party exercised warrants to acquire a four percent minority interest in Mortgage Corp.'s subsidiary, Harbor Financial Mortgage Corporation. On March 31, 1998, the Company issued 41,000 shares of common stock in exchange for the four percent minority interest in this subsidiary.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The Company's net revenues, net earnings to common shareholders and net earnings per common share, for the three months and six months ended June 30, 1997, before and after the Harbor Merger are summarized as follows:

                                                                       THREE MONTHS            SIX MONTHS ENDED
                                                                      ENDED JUNE 30,                JUNE 30,
                                                                           1997                       1997
                                                                 -------------------------    ------------------
           Net revenues (including equity earnings):
           Before 1997 pooling                                                  $15,273                 $34,838
           1997 pooling                                                          15,712                  28,444
           After 1997 pooling                                                    30,985                  63,282
           Net earnings to common shareholders:
           Before 1997 pooling                                                   $2,066                  $8,966
           1997 pooling                                                             789                   1,447
           After 1997 pooling                                                     2,855                  10,413
           Net earnings per common share - diluted:
           Before 1997 pooling                                                    $0.42                   $1.79
           1997 pooling                                                            0.02                  (0.21)
           After 1997 pooling                                                      0.44                    1.58


         In the first quarter of 1997, FirstCity received $6.8 million (recorded as servicing fees) from the FirstCity Liquidating Trust (the "Trust") for termination of the Investment Management Agreement.

(3) PORTFOLIO ASSETS

         Portfolio Assets are summarized as follows:

                                                                     JUNE 30,            DECEMBER
                                                                       1998              31,1997
                                                                 ----------------    ---------------

           Non-performing                                                $106,757           $130,657
           Performing                                                      12,187             16,131
           Real estate                                                     16,721             22,777
                                                                 ----------------    ---------------
           Total                                                          135,665            169,565
           Discount  required  to  reflect  Portfolio  Assets at         (67,189)           (79,614)
           carrying value
                                                                 ----------------    ---------------
           Portfolio Assets, net                                          $68,476            $89,951
                                                                 ================    ===============

         Portfolio Assets are pledged to secure non-recourse notes payable.

(4) LOANS RECEIVABLE

         Loans receivable are summarized as follows:

                                                                  JUNE 30,          DECEMBER 31,
                                                                    1998                1997
                                                             -----------------   -----------------

           Construction loans receivable                               $29,163             $19,594
           Residential mortgage and other loans held for                 8,364               6,386
           investment
           Automobile and consumer finance receivables                  24,876              73,417
           Allowance for loan losses                                   (6,491)             (9,282)
                                                             -----------------   -----------------
           Loans receivable, net                                       $55,912             $90,115
                                                             =================   =================

                                       8

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

        The activity in the allowance for loan losses is summarized as follows for the periods indicated:

                                                      SIX MONTHS ENDED
                                                           JUNE 30,
                                                 --------------------------
                                                      1998         1997
                                                 ------------- ------------

Balances, beginning of period                           $9,282       $2,693
Provision for loan losses                                2,852        2,155
Discounts acquired                                       8,649        4,936
Reduction in contingent liabilities                         --          458
Allocation of reserves to sold loans                   (7,602)           --
Charge off activity:
Principal balances charged off                         (8,956)      (7,460)
Recoveries                                               2,266        1,158
                                                 ------------- ------------
Net charge offs                                        (6,690)      (6,302)
                                                 ------------- ------------
Balances, end of period                                 $6,491       $3,940
                                                 ============= ============

         During 1997, a note recorded at the time of original purchase of the initial automobile finance receivables pool and contingent on the ultimate performance of the pool was adjusted to reflect a reduction in anticipated payments due pursuant to the contingency. The reduction in the recorded contingent liability was recorded as an increase in the allowance for losses.

(5) MORTGAGE LOANS HELD FOR SALE

         Mortgage loans held for sale include loans collateralized by first lien mortgages on one-to-four family residences as follows:


                                                             JUNE 30, 1998    DECEMBER 31,1997
                                                            --------------   ------------------

                     Residential mortgage loans                   $993,677             $522,970
                     Unamortized premiums and discounts             27,508               10,781
                                                            --------------   ------------------
                                                                $1,021,185             $533,751
                                                            ==============   ==================

(6) INVESTMENT SECURITIES

         The Company has investment securities (investments) consisting of rated securities, retained interests and related interest only strips (collectively referred to as residual interests) which are all attributable to loans sold through securitization transactions by the Company. The investments are accounted for in accordance with SFAS No.115, "Accounting for Investments in Certain Debt and Equity Marketable Securities" and classified as available for sale. Accordingly, the Company records these investments at estimated fair value. The increases or decreases in estimated fair value are recorded as unrealized gains or losses in the accompanying consolidated statement of shareholders' equity. The determination of fair value is based on the present value of the anticipated excess cash flows using valuation assumptions unique to each securitization. As of June 30, 1998 and December 31, 1997 the Company had recorded no unrealized gain or loss on the investments. Investments are comprised of the following as of the dates indicated.










                                                                     JUNE 30,            DECEMBER
                                                                       1998              31,1997
                                                                 ----------------    ---------------

           Rated securities                                                $2,801     $           --
           Interest only strips                                            19,849              3,396
           Retained interests                                              20,164              3,308
           Other securities                                                    88                 --
           Accrued interest                                                   144                231
                                                                 ----------------    ---------------
           Investment securities                                          $43,046             $6,935
                                                                 ================    ===============

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The activity in investments for the six months ended June 30, 1998 and the year ended December 31, 1997 is as follows:

                                                                     JUNE 30,            DECEMBER
                                                                       1998              31,1997
                                                                 ----------------    ---------------

           Balance, beginning of period                                    $6,935     $           --
           Cost allocated from securitizations                             37,175              6,925
           Interest accreted.                                                 688                548
           Increase in other securities, net                                   88                 --
           Cash received from trusts                                      (1,840)              (538)
                                                                 ----------------    ---------------
           Balance, end of period                                         $43,046             $6,935
                                                                 ================    ===============


The investments are valued using discount rates ranging from 12% to 15% for both home equity and consumer residual interests. Estimated loss rates range from 1.5% to 14% and prepayment assumptions range from 12% to 30% and 3% to 5% on home equity and consumer residual interests, respectively.

(7) INVESTMENTS IN ACQUISITION PARTNERSHIPS

The Company has investments in Acquisition Partnerships and their general partners that are accounted for on the equity method. The condensed combined financial position and results of operations of the Acquisition Partnerships, which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized below:

                        CONDENSED COMBINED BALANCE SHEETS

                                                                    JUNE 30,            DECEMBER
                                                                     1998               31,1997
                                                                 ---------------   ----------------

                 Assets                                                 $278,649           $338,484
                                                                 ===============   ================
                 Liabilities                                            $186,025           $250,477
                 Net equity                                               92,624             88,007
                                                                 ---------------   ----------------
                                                                        $278,649           $338,484
                                                                 ===============   ================
                 Company's equity in Acquisition Partnerships            $36,076            $35,529
                                                                 ===============   ================


                     CONDENSED COMBINED SUMMARY OF EARNINGS

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                   -----------------------------   ----------------------------
                                                       1998             1997           1998            1997
                                                   ------------    -------------   ------------    ------------

     Proceeds from resolution of Portfolio Assets       $30,070          $91,068        $87,628        $115,652
     Gross margin                                         9,110           11,857         27,643          19,558
     Interest   income  on  performing   portfolio        2,169            1,822          4,622           3,728
     assets
     Net earnings                                        $3,860           $7,424        $12,982         $11,015
                                                   ============    =============   ============    ============
     Company's equity in earnings of Acquisition         $1,523           $2,772         $4,737          $4,313
     Partnerships                                  ============    =============   ============    ============


(8) PREFERRED STOCK AND SHAREHOLDERS' EQUITY

         In May 1998, the Company closed the public offering of 1,542,150 shares of FirstCity common stock, of which 341,000 shares were sold by selling shareholders. Net proceeds (after expenses) of $34.2 million were used to retire debt.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         On May 11, 1998, the Company notified holders of its outstanding warrants to purchase shares of common stock that it was exercising its option to repurchase such warrants for $1.00 each. In June 1998, as a result of such notification, warrants representing 471,380 shares of common stock were exercised for an aggregate warrant purchase price of $11.8 million.

         In the first six months of 1997, the Company purchased 537,430 shares of special preferred stock. In the third quarter of 1997, 1,073,704 shares of special preferred stock were exchanged for a like number of shares of adjusting rate preferred stock. At June 30, 1998, accrued dividends totaled $.7 million for special preferred stock and $.8 million for adjusting rate preferred stock, or $.7875 per share, and were paid on July 15, 1998.

         On July 17, 1998 the Company filed a shelf registration statement with the Securities and Exchange Commission which allows the Company to issue up to $250 million in debt and equity securities from time to time in the future. The registration statement became effective July 28, 1998.

         Earnings per share ("EPS") has been calculated in conformity with SFAS No. 128, Earnings Per Share, and all prior periods have been restated. A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:


                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                          -------------------------       -------------------------
                                                              1998          1997              1998          1997
                                                          -----------    ----------       ------------   ----------

Net earnings to common shareholders                            $6,109        $2,855            $10,390      $10,413
                                                          ===========    ==========       ============   ==========
Weighted average common shares outstanding - basic              7,243         6,517              6,889        6,517
Effect of dilutive securities:
Assumed exercise of stock options                                  78            32                 76           45
Assumed exercise of warrants                                       80            --                 80           13
                                                          -----------    ----------       ------------   ----------
Weighted average common shares outstanding - diluted            7,401         6,549              7,045        6,575
                                                          ===========    ==========       ============   ==========
Net earnings per common share - basic                           $0.84         $0.44              $1.51        $1.60
Net earnings per common share - diluted                         $0.83         $0.44              $1.47        $1.58


         The Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income ("SFAS 130") as of January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires the accumulated balance of other comprehensive income to be displayed separately in the equity section of the consolidated balance sheet. The accumulated balance of other comprehensive income at each of June 30, 1998 and December 31, 1997 was $(1) and $44, respectively, and other comprehensive income for the six months ended June 30, 1998 and 1997 was $(45) and $0, respectively. The adoption of this statement had no material impact on net earnings or shareholders' equity.

(9) INCOME TAXES

         Federal income taxes are provided at a 35% rate. Net operating loss carry forwards ("NOLs") are available to FirstCity and are recognized as an offset to the provision in the period during which the benefit is determined to be realizable. During the first six months of 1998, FirstCity recognized a deferred tax benefit of $1.5 million (compared to $.6 million in the first six months of 1997). Realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carry forwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carry forward period change.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(10) COMMITMENTS AND CONTINGENCIES

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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At June 30, 1998, advances of $.2 million had been made under the obligation.

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

                        SUMMARY OF REVENUES AND EXPENSES
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 SECOND QUARTER                     SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                       ---------------------------------     ------------------------------
                                                             1998              1997               1998             1997
                                                       ---------------    --------------     -------------    -------------
MORTGAGE BANKING:
Revenues:
Net mortgage warehouse income                                   $2,395              $526            $4,117           $1,292
Gain on sale of mortgage loans                                  28,303             7,999            48,572           13,320
Servicing fees                                                   5,588             3,414            10,282            6,985
Other                                                            1,552             3,773             3,556            6,848
                                                       ---------------    --------------     -------------    -------------
Total                                                           37,838            15,712            66,527           28,445
Expenses:
Salaries and benefits                                           17,216             7,647            30,151           13,573
Amortization of mortgage servicing rights                        4,126             1,596             7,302            3,143
Provision for valuation of mortgage servicing rights               500                --               500               --
Interest on other notes payables                                   486               304               987              559
Occupancy, data processing, communication and other              9,410             4,887            17,514            8,846
                                                       ---------------    --------------     -------------    -------------
Total                                                           31,738            14,434            56,454           26,121
                                                       ---------------    --------------     -------------    -------------
Operating contribution before direct taxes                      $6,100            $1,278           $10,073           $2,324
                                                       ===============    ==============     =============    =============
Operating contribution, net of direct taxes                     $6,100              $833            $9,984           $1,491
                                                       ===============    ==============     =============    =============
         PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
Revenues:
Gain on resolution of Portfolio Assets                          $2,839            $4,891            $5,936          $10,192
Equity in earnings of Acquisition Partnerships                   1,523             2,772             4,737            4,313
Servicing fees (1)                                                 666             1,554             1,395            9,382


                                                                 SECOND QUARTER                     SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                       ---------------------------------     ------------------------------
                                                             1998              1997               1998             1997
                                                       ---------------    --------------     -------------    -------------
Other                                                              512             1,001             2,510            2,033
                                                       ---------------    --------------     -------------    -------------
Total                                                            5,540            10,218            14,578           25,920
Expenses:
Salaries and benefits                                            1,100             1,268             2,267            2,883
Interest on other notes payable                                  1,336             1,762             2,812            3,214
Asset level expenses,  occupancy,  data processing and           1,886             2,835             4,098            6,033
other
                                                       ---------------    --------------     -------------    -------------
Total                                                            4,322             5,865             9,177           12,130
                                                       ---------------    --------------     -------------    -------------
Operating contribution before direct taxes                      $1,218            $4,353            $5,401          $13,790
                                                       ===============    ==============     =============    =============
Operating contribution, net of direct taxes                     $1,223            $4,348            $5,392          $13,685
                                                       ===============    ==============     =============    =============
         CONSUMER LENDING:
          Revenues:
 Gain on sale of automobile loans                               $2,434     $          --            $2,434
                                                                                                              $          --
 Interest income                                                 2,659             2,777             5,225            4,869
 Servicing fees and other                                          653               186             1,043              234
                                                       ---------------    --------------     -------------    -------------
 Total                                                           5,746             2,963             8,702            5,103
 Expenses:
 Salaries and benefits                                           1,292               592             2,404            1,097
 Provision for loan losses                                         500             1,357             2,852            2,155
 Interest on other notes payable                                   939             1,113             1,819            1,835
 Occupancy, data processing and other                            1,658               761             2,765            1,594
                                                       ---------------    --------------     -------------    -------------
 Total                                                           4,389             3,823             9,840            6,681
                                                       ===============    ==============     =============    =============
 Operating contribution before direct taxes                     $1,357            $(860)          $(1,138)         $(1,578)
                                                       ===============    ==============     =============    =============
 Operating contribution, net of direct taxes                    $1,357            $(862)          $(1,138)         $(1,581)
                                                       ===============    ==============     =============    =============
     Total  operating  contribution,   net  of
direct taxes                                                    $8,680            $4,319           $14,238          $13,595
                                                       ===============    ==============     =============    =============

         CORPORATE OVERHEAD:
Interest income on Class A Certificate (2)              $           --            $1,515                             $3,174
                                                                                                $      --
Salaries and  benefits,  occupancy,  professional  and         (1,806)           (1,764)           (2,318)          (3,782)
other income and expenses, net
Deferred tax benefit                                               750               300             1,500              600
                                                       ---------------    --------------     -------------    -------------
Net earnings before preferred dividends                          7,624             4,370            13,420           13,587
Preferred dividends                                              1,515             1,515             3,030            3,174
                                                       ---------------    --------------     -------------    -------------
Net earnings to common shareholders                             $6,109            $2,855           $10,390          $10,413
                                                       ===============    ==============     =============    =============
         SHARE DATA:
Net earnings per common share-- basic                            $0.84             $0.44             $1.51            $1.60
Net earnings per common share-- diluted                          $0.83             $0.44             $1.47            $1.58
Weighted average common shares outstanding - basic               7,243             6,517             6,889            6,517
Weighted average common shares outstanding - diluted             7,401             6,549             7,045            6,575


(1) Includes $6.8 million received as a result of terminating the Investment Management Agreement with FirstCity Liquidating Trust in first quarter 1997.
(2) Prior to June 30, 1997, income was received from FirstCity Liquidating Trust equal to the Company's preferred stock dividend obligation.


ORIGINATION AND OTHER FINANCIAL DATA:
Mortgage Corp.:

                                                                 SECOND QUARTER                     SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                       ---------------------------------     ------------------------------
                                                             1998              1997               1998             1997
                                                       ---------------    --------------     -------------    -------------

Origination of residential mortgage loans:
Conventional                                                $1,584,727          $466,256        $2,945,592         $876,352
Agency                                                         377,364           118,060           708,592          201,291


                                                                 SECOND QUARTER                     SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                       ---------------------------------     ------------------------------
                                                             1998              1997               1998             1997
                                                       ---------------    --------------     -------------    -------------


Home equity                                                     89,022            48,477           147,284           59,522
Other                                                           37,075            16,235            56,987           24,138
                                                       ---------------    --------------     -------------    -------------
Total                                                       $2,088,188          $649,028        $3,858,455       $1,161,303
                                                       ===============    ==============     =============    =============
Origination of commercial mortgage loans:
Correspondent                                                  $67,985           $42,474          $181,250          $42,474
Construction                                                    12,767            15,623            28,363           26,380
                                                       ---------------    --------------     -------------    -------------
Total                                                          $80,752           $58,097          $209,613          $68,854

                                                       ===============    ==============     =============    =============
Acquisition of Home Equity Loans                               $69,312     $          --          $105,728     $         --

Commercial Corp.:
Aggregate purchase price of assets acquired                    $17,869           $10,949           $69,840          $58,187
Proceeds from resolution                                        43,126           106,348           117,660          145,774
Consumer Corp.:
Aggregate acquisition of automobile and other                  $33,255           $21,980           $66,630          $53,104
consumer receivables


         MORTGAGE BANKING

The following table presents selected information regarding the revenues and expenses of the Company's mortgage banking business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                MORTGAGE BANKING
                             (DOLLARS IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                               SECOND QUARTER                     JUNE 30,
                                                      -------------------------------    --------------------------
                                                            1998             1997            1998          1997
                                                      ---------------   -------------    -----------  -------------

         WAREHOUSE INVENTORY:
         Average inventory balance                           $745,982        $207,978       $907,195       $226,474
         Net mortgage warehouse income:
         Dollar amount                                          2,395             526          4,117          1,292
         Annualized  percentage of average  inventory           1.28%           1.01%          0.91%          1.14%
         balance
         GAIN ON SALE OF MORTGAGE LOANS:
         Gain  on  sale  of   mortgage   loans  as  a
         percentage of loans sold:
         Residential                                            1.15%           1.21%          1.26%          1.13%
         Home Equity                                            4.43%           4.44%          4.59%          4.20%
         Securitized Home Equity                                1.24%              --          1.24%             --
         OMSR income as a percentage  of  residential           1.78%           1.68%          1.80%          1.72%
         mortgage loans sold
                  SERVICING REVENUES:
         Average servicing portfolios:
         Residential                                       $5,621,502      $3,496,301     $5,119,061     $3,462,207
         Commercial                                         1,388,470         978,812      1,433,898        623,561
         Sub-serviced                                       1,099,795         833,533        960,261        824,958
         Servicing fees:
         Residential                                           $5,123          $2,991         $9,407         $6,323
         Commercial                                               247             210            485            253
         Sub-serviced                                             218             213            390            409
                                                      ---------------   -------------    -----------  -------------
         Total                                                 $5,588          $3,414        $10,282         $6,985
         Annualized servicing fee percentage:
         Residential                                            0.36%           0.34%          0.37%          0.37%
         Commercial                                             0.07%           0.09%          0.07%          0.08%
         Sub-serviced                                           0.08%           0.10%          0.08%          0.10%
         Gain on sale of servicing rights                         $--          $2,263     $       --         $4,529
         Amortization of servicing rights:
         Servicing rights amortization                         $4,126          $1,596         $7,302         $3,143




                                                                                            SIX MONTHS ENDED
                                                               SECOND QUARTER                     JUNE 30,
                                                      -------------------------------    --------------------------
                                                            1998             1997            1998          1997
                                                      ---------------   -------------    -----------  -------------
         Servicing rights amortization as a                     0.29%           0.18%          0.29%          0.18%
         percentage of average residential servicing
         portfolio (annualized)
                  PERSONNEL:
         Personnel expenses                                   $17,216          $7,647        $30,151        $13,573
         Number of personnel (at period end):
         Production                                               511             313
         Servicing                                                146             120
         Other                                                    710             338
                                                      ---------------   -------------
         Total                                                  1,367             771
                                                      ===============   =============

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

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                   PORTFOLIO ASSET ACQUISITION AND RESOLUTION
                             (DOLLARS IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                               SECOND QUARTER                     JUNE 30,
                                                      -------------------------------    --------------------------
                                                            1998             1997            1998          1997
                                                      ---------------   -------------    -----------  -------------
       GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
       Average investment:
       Nonperforming Portfolios                               $42,201           $57,445        $46,005        $51,667
       Performing Portfolios                                   13,177             8,335         14,956          8,314
       Real estate Portfolios                                  17,639            21,773         18,053         22,810
                Gain  on   resolution   of  Portfolio
       Assets:
       Nonperforming Portfolios                                $1,626            $4,057         $3,889         $8,029
       Performing Portfolios                                       --                --            299             --
       Real estate Portfolios                                   1,213               834          1,748          2,163
                                                      ---------------   ---------------   ------------    -----------
       Total                                                   $2,839            $4,891         $5,936        $10,192
                                                      ===============   ===============   ============    ===========
       Interest income on performing Portfolios                 $455              $571         $1,186         $1,061
                         Gross profit percentage on
       resolution of Portfolio Assets:
       Nonperforming Portfolios                                20.37%            32.05%         21.97%         34.47%
       Performing Portfolios                                       --                --          7.99%             --
       Real estate Portfolios                                  22.26%            31.82%         20.35%         31.67%
       Weighted average gross profit percentage                21.74%            32.01%         19.77%         33.84%
       Interest       yield       on       performing          13.81%            27.40%         15.86%         25.52%
       Portfolios              (annualized)
       SERVICING FEE REVENUES:
       Acquisition partnerships                                  $648            $1,510         $1,308         $2,383
       Trust                                                       --                --             --          6,800
       Affiliates                                                  18                44             87            199
                                                      ---------------   ---------------   ------------    -----------
       Total                                                     $666            $1,554         $1,395         $9,382
                                                      ===============   ===============   ============    ===========
                PERSONNEL:
       Personnel expenses                                      $1,100            $1,268         $2,267         $2,883
       Number of personnel (at period end):
       Production                                                  11                11
       Servicing                                                   70                92
                                                      ---------------   ---------------
       Total                                                       81               103
                                                      ===============   ===============

                                                                                              SIX MONTHS ENDED
                                                               SECOND QUARTER                     JUNE 30,
                                                      -------------------------------    --------------------------
                                                            1998             1997            1998          1997
                                                      ---------------   -------------    -----------  -------------

       Interest expense:
       Average debt                                           $70,641           $81,298        $73,589        $71,038
       Interest expense                                         1,336             1,703          2,812          3,154
       Average yield (annualized)                               7.56%             8.38%          7.64%          8.88%



The following chart presents selected information regarding the revenues and expenses of the Acquisition Partnerships.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                            ACQUISITION PARTNERSHIPS
                             (DOLLARS IN THOUSANDS)


                                                                                              SIX MONTHS ENDED
                                                                 SECOND QUARTER                     JUNE 30,
                                                        -------------------------------    --------------------------
                                                              1998             1997            1998          1997
                                                        ---------------   -------------    -----------  -------------

       GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
                Gain  on   resolution   of  Portfolio            $9,110             $11,857          $27,643       $19,558
       Assets
       Gross profit percentage on resolution of                  30.30%              13.02%           31.55%        16.91%
       Portfolio Assets
       Interest income on performing Portfolios                   2,169               1,822            4,622         3,728
       Other income                                                 163                 567              333           858
       INTEREST EXPENSE:
       Interest expense                                          $3,016              $3,174           $6,957        $6,158
       Average yield (annualized)                                 7.03%               9.59%            7.04%         9.19%
       OTHER EXPENSES:
       Servicing fees                                            $1,364              $1,664           $2,785        $2,667
       Legal                                                        577                 643              985         1,224
       Property protection                                          958               1,303            1,994         2,266
       Other                                                      1,667                  38            6,895           814

                                                       -----------------    ----------------    -------------   -----------
       Total other expenses                                       4,566               3,648           12,659         6,971
                                                       -----------------    ----------------    -------------   -----------
       NET EARNINGS                                              $3,860              $7,424          $12,982       $11,015
                                                       =================    ================    =============   ===========

CONSUMER LENDING

         The following chart presents selected information regarding the revenues and expenses of Consumer Corp.'s consumer lending business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                CONSUMER LENDING
                             (DOLLARS IN THOUSANDS)


                                                                                              SIX MONTHS ENDED
                                                           SECOND QUARTER                     JUNE 30,
                                                  -------------------------------    --------------------------
                                                        1998             1997            1998          1997
                                                  ---------------   -------------    -----------  -------------
       INTEREST INCOME:
       Average loans and investments:
       Auto                                               $45,697            $59,158        $51,085         $51,223
       Investments                                         22,677              3,463         18,278           1,732
       Interest income:
       Auto                                                $2,221             $2,517         $4,470          $4,530
       Investments                                            392                 78            689              78
       Average yield (annualized):
       Auto                                                19.44%             17.02%         17.50%          17.69%
       Investments                                          6.91%              9.01%          7.54%           9.01%
       SERVICING FEE REVENUES:
       Affiliates                                            $584               $106           $968            $140
                PERSONNEL:
       Personnel expenses                                  $1,292               $592         $2,404          $1,097
       Number of personnel (at period end):
       Production                                              67                 45
       Servicing                                               97                 20
                                                  ---------------   ----------------
       Total                                                  164                 65
                                                  ===============   ================
       INTEREST EXPENSE:
       Average debt                                       $41,521            $50,438        $41,158         $41,586
       Interest expense                                       939              1,113          1,819           1,808
       Average yield (annualized)                           9.05%              8.83%          8.84%           8.69%



BENEFIT (PROVISION) FOR INCOME TAXES

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

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

         The Company reported net earnings before minority interest and preferred dividends of $7.9 million in the second quarter of 1998 (including a $.8 million deferred tax benefit) compared to $4.4 million in the second quarter of 1997. Net earnings to common shareholders were $6.1 million in 1998 compared to $2.9 million in 1997. On a per share basis, basic net earnings attributable to common shareholders were $.84 in 1998 compared to $.44 in 1997. Diluted net earnings per common share were $.83 in 1998 compared to $.44 in 1997.

Mortgage Banking

         Mortgage Corp. experienced significant revenue growth in the second quarter of 1998 relative to 1997 increasing to $37.8 million from $15.7 million. The direct retail group ("Direct Retail") and the broker retail group ("Broker Retail") origination networks experienced substantial growth in levels of origination volume reflecting, in part, the level of capital that has been contributed to Mortgage Corp. by the Company following the Harbor Merger and relatively lower market interest rates in 1998 compared to 1997. Such revenue growth was partially offset by increases in operating expenses associated with the increased levels of origination volume.

         The Company entered the mortgage conduit business in August 1997 with the formation of FirstCity Capital Corporation ("Capital Corp."). Capital Corp. has generated interest revenue from its acquired Home Equity Loans, has incurred interest expense to finance the acquisition of such loans and has incurred general and administrative expenses in its start-up phase.

         Gain on sale of mortgage loans. Gain on sale of mortgage loans increased by 254% to $28.3 million in 1998 from $8.0 million in 1997. This increase was the result of substantial increases in the levels of residential mortgage loan origination generated principally by the Broker Retail network of Mortgage Corp. and, to a lesser extent, the Direct Retail network of Mortgage Corp., and the resulting sales of such loans to government agencies and other investors. The change in the gain on sale percentage is the result of the sale of approximately $2.3 billion of mortgage loans in 1998 (compared to $.6 billion in 1997) and the overall mix and pricing of the loans sold.

         Net mortgage warehouse income. Net mortgage warehouse income increased by 355% to $2.4 million in 1998 from $.5 million in 1997. This is the result of a significant increase in the average balance of loans held in inventory during the year coupled with an increase in the spread earned between the interest rate on the underlying mortgages and the interest cost of the warehouse credit facility.

         Servicing fee revenues. Servicing fee revenues increased by 64% to $5.6 million in 1998 from $3.4 million in 1997 as a result of an increase in the size of the servicing portfolio. The average residential servicing portfolio increased $2.1 billion over second quarter 1997, to a level of $5.6 billion, accounting for the majority of the increase in the servicing fee revenue.

         Other revenues. Other revenues decreased by 59% to $1.6 million in 1998 from $3.8 million in 1997. This decrease resulted from Mortgage Corp.'s decision to retain, rather than sell, servicing rights in 1998. The sale of servicing rights in 1997 resulted in a gain on sale of $2.3 million.

         Operating expenses. Operating expenses of Mortgage Corp. increased by 120% to $31.7 million in 1998 from $14.4 million in 1997. The expansion of the Broker Retail and Direct Retail operation as well as the commencement of Capital Corp.'s operations in late 1997 also contributed to the period to period increases. The acquisition of MIG in 1997, which was accounted for as a purchase by Mortgage Corp., produced higher relative totals for all components of Mortgage Corp.'s operating expenses in 1998.

         Salaries and benefits increased by $9.6 million in 1998 reflecting the 596 additional staff required to support the increase in origination volumes derived principally from the Broker Retail network and, to a lesser extent, the Direct Retail network, and the increase in the size and number of loans in the residential and commercial servicing portfolios in 1998.

         Amortization of mortgage servicing rights increased in 1998 as a result of the substantially larger investment in mortgage servicing rights in 1998. In consideration of the uncertainty as to the direction of future interest rates, the Company has begun, through periodic provisions, to build an allowance against any future valuation impairments of the mortgage servicing rights. During the quarter the Company added $.5 million to this provision, resulting in a total allowance of $1.0 million, or .84% of total mortgage servicing rights. Interest on other notes payable (the portion not associated with Mortgage Corp.'s warehouse credit facility) increased due to increased working capital borrowings during 1998.

         Occupancy expense increased by $.5 million in 1998 as the result of the opening or acquisition of several new offices in the Broker Retail and Direct Retail networks. Increases in data processing, communication and other expenses in 1998 resulted from the substantial increases in production and servicing volumes.

Portfolio Asset Acquisition and Resolution

         Commercial Corp. purchased $17.9 million of Portfolio Assets during the second quarter of 1998 for its own account and through the Acquisition Partnerships compared to $10.9 million of acquisitions in the second quarter of 1997. Commercial Corp.'s quarter end investment in Portfolio Assets decreased to $68.5 million in 1998 from $90.0 million in 1997. Commercial Corp. invested $8.2 million in equity in Portfolio Assets in 1998 compared to $6.2 million in 1997.

         Net gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets decreased by 15% to $13.1 million in 1998 from $15.3 million in 1997. The net gain on resolution of Portfolio Assets decreased by 42% to $2.8 million in 1998 from $4.9 million in 1997 as the result of a lower gross profit percentage in 1998. The gross profit percentage on the proceeds from the resolution of Portfolio Assets in 1998 was 21.7% as compared to 32.0% in 1997.

         Equity in earnings of Acquisition Partnerships. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships decreased by 67% to $30.1 million in 1998 from $91.1 million in 1997 while the gross profit percentage on proceeds increased to 30.3% in 1998 from 13.0% in 1997. Other expenses of the Acquisition Partnerships increased by $.9 million in 1998 generally reflecting costs associated with the resolution of Portfolio Assets in Europe which generated proceeds of $16.2 million. The net result was an overall decrease in the net income of the Acquisition Partnerships of 48% to $3.9 million in 1998 from $7.4 million in 1997. As a result, Commercial Corp.'s equity earnings from Acquisition Partnerships decreased by 45% to $1.5 million in 1998 from $2.8 million in 1997.

         Servicing fee revenues. Servicing fees decreased by 57% to $.7 million in 1998 from $1.6 million in 1997 as a result of lower domestic collection levels in the Acquisition Partnerships and affiliated entities.

         Other revenues. Other revenues decreased to $.5 million in 1998 from $1.0 million in 1997.

         Operating expenses. Operating expenses declined to $4.3 million in 1998 from $5.9 million in 1997 primarily as a result of reduced salaries and benefits and lower asset level expenses.

         Salaries and benefits declined in 1998 as a result of the consolidation of some of the servicing offices (Portfolios being serviced in the closed offices reached final resolution).

         Interest on other notes payable declined $.4 million primarily as a result of lower average borowings.

         Asset level expenses incurred in connection with the servicing of Portfolio Assets decreased in 1998 as a result of the decrease in investments in Portfolio Assets in 1998. Occupancy and other expenses decreased as a result of the consolidation of servicing offices in 1998.

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

         Gain on sale of automobile loans. Funding Corp. completed a securitization of $50 million in automobile loans, recognizing a gain of $2.4 million in the second quarter of 1998. Consumer Corp. has retained subordinated interests in the form of nonrated tranches and excess spreads resulting from three securitization transactions it has completed reflecting an aggregate investment of $34.1 million in such interests at June 30, 1998.

         Interest and other income. Interest income on consumer loans was relatively flat in the second quarter of 1998 as compared to the second quarter of 1997. Other income increased $.5 million due to an increase in service fee revenues from securitization trusts.

         Interest expense. Interest expense decreased by 16% to $.9 million in 1998 from $1.1 million in 1997 as a result of a decrease in the average outstanding level of borrowings secured by automobile receivables to $41.5 million in 1998 from $50.4 million in 1997. The average rate at which such borrowings incurred interest increased to 9.05% from 8.83% for the same period.

         Operating expenses. Salaries and benefits increased by 118% to $1.3 million in 1998 from $.6 million in 1997 as a result of the increased levels of operating activity in 1998. Other expenses increased $.9 million due to the growth of the origination and servicing operations.

         Provision for loan losses. The provision for loan losses on automobile receivables decreased by 63% to $.5 million in 1998 from $1.4 million in 1997. Consumer Corp. previously increased its rate of provision for loan losses based on its determination that the discount rate at which it acquired loans under its prior origination program did not properly provide for the losses expected to be realized on the acquired loans. The origination program currently operated by Funding Corp. generally allows for the acquisition of loans from automobile dealerships at a larger discount from par than Consumer Corp.'s original financing program. The Company believes that such acquisition prices more closely approximate the expected loss per occurrence on the loans originated. To the extent that Funding Corp. cannot match such discount to expected losses, additional provisions might, in the future, be required to properly provide for the risk of loss on the loans originated. The Company expects to incur provisions for loan losses in 1998 on automobile loans acquired by it during early 1998 through its previous origination program.

Other Items Affecting Net Earnings

         The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

         Corporate overhead. Interest income on the Class A Certificate during the second quarter of 1997 represents reimbursement to the Company from the Trust of dividends through June 30, 1997, of $1.5 million on special preferred stock. Company level interest expense was relatively flat year to year . Other corporate income increased due to interest earned on the excess liquidity derived from the Trust's redemption of the Class A Certificate. Salary and benefits, occupancy and professional fees account for the majority of other overhead expenses, which remained relatively flat compared to 1997.

         Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income and are offset by NOLs that the Company believes are available to it as a result of the Merger. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company reported a deferred tax benefit of $.8 million in 1998 as compared to a benefit of $.3 million in 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         The Company reported net earnings before minority interest and preferred dividends of $13.4 million in the first six months of 1998 (including a $1.5 million deferred tax benefit) compared to $13.7 million in the first six months of 1997. Net earnings to common shareholders were $10.4 million in both periods. On a per share basis, basic net earnings attributable to common shareholders were $1.51 in 1998 compared to $1.60 in 1997. Diluted net earnings per common share were $1.47 in 1998 compared to $1.58 in 1997. The 1997 results reflect the positive effect of the $6.8 million, or $1.03 per share, payment from the Trust in settlement of the Investment Management Agreement.

Mortgage Banking

         Gain on sale of mortgage loans. Gain on sale of mortgage loans increased by 265% to $48.6 million in the first six months of 1998 from $13.3 million in the first six months of 1997. This increase was the result of substantial increases in the levels of residential mortgage loan origination generated principally by the Broker Retail network of Mortgage Corp. and, to a lesser extent, the Direct Retail network of Mortgage Corp., and the resulting sales of such loans to government agencies and other investors. The change in the gain on sale percentage is the result of the sale of approximately $3.5 billion of mortgage loans in 1998 (compared to $1.1 billion in 1997) and the overall mix and pricing of the loans sold.

         Net mortgage warehouse income. Net mortgage warehouse income increased by 219% to $4.1 million in 1998 from $1.3 million in 1997. This is the result of a significant increase in the average balance of loans held in inventory during the year offset by a decrease in the spread earned between the interest rate on the underlying mortgages and the interest cost of the warehouse credit facility as the overall levels of interest rates on residential mortgage loans reached their lowest levels in several years.

         Servicing fee revenues. Servicing fee revenues increased by 47% to $10.3 million in 1998 from $7.0 million in 1997 as a result of an increase in the size of the servicing portfolio. Mortgage Corp. substantially increased its commercial mortgage servicing portfolio and its ability to originate commercial mortgage loans for correspondents and conduit lenders with the purchase, in the second quarter of 1997, of MIG.

         Other revenues. Other revenues decreased by 48% to $3.6 million in 1998 from $6.8 million in 1997. This decrease resulted from Mortgage Corp.'s decision to retain, rather than sell, servicing rights in 1998. The sale of servicing rights in 1997 resulted in a gain on sale of $4.5 million.

         Operating expenses. Operating expenses of Mortgage Corp. increased by 116% to $56.5 million in 1998 from $26.1 million in 1997. The expansion of the Broker Retail and Direct Retail operation as well as the commencement of Capital Corp.'s operations in late 1997 also contributed to the period to period increases. The acquisition of MIG in 1997, which was accounted for as a purchase by Mortgage Corp., produced higher relative totals for all components of Mortgage Corp.'s operating expenses in 1998.

         Salaries and benefits increased by $16.6 million in 1998 reflecting the additional staff required to support the increase in origination volumes derived principally from the Broker Retail network and, to a lesser extent, the Direct Retail network, and the increase in the size and number of loans in the residential and commercial servicing portfolios in 1998.

         Amortization of mortgage servicing rights increased in 1998 as a result of the substantially larger investment in mortgage servicing rights in 1998. Interest on other notes payable (the portion not associated with Mortgage Corp.'s warehouse credit facility) increased due to increased working capital borrowings during 1998.

         Occupancy expense increased by $3 million in 1998 as the result of the opening or acquisition of several new offices in 1997 in the Broker Retail and Direct Retail networks. Increases in data processing, communication and other expenses in 1998 resulted from the substantial increases in production and servicing volumes.

Portfolio Asset Acquisition and Resolution

         Commercial Corp. purchased $69.8 million of Portfolio Assets during the first six months of 1998 for its own account and through the Acquisition Partnerships compared to $58.2 million of acquisitions in the first six months of 1997. Commercial Corp.'s quarter end investment in Portfolio Assets decreased to $68.5 million in 1998 from $90.0 million in 1997. Commercial Corp. invested $16.9 million in equity in Portfolio Assets in 1998 compared to $12.3 million in 1997.

         Net gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets were flat year to year. The net gain on resolution of Portfolio Assets decreased by 42% to $5.9 million in 1998 from $10.2 million in 1997 as the result of a lower gross profit percentage in 1998. The gross profit percentage on the proceeds from the resolution of Portfolio Assets in 1998 was 19.8% as compared to 33.8% in 1997.

         Equity in earnings of Acquisition Partnerships. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships decreased by 24% to $87.6 million in 1998 from $115.7 million in 1997 while the gross profit percentage on proceeds increased to 31.6% in 1998 from 16.9% in 1997. Interest income in the Acquisition Partnerships increased $.9 million and interest expense increased $.8 million in 1998 as a result of increased levels of interest earning assets and interest bearing liabilities carried by the Acquisition Partnerships in the first six months of 1998 as compared to 1997. Other expenses of the Acquisition Partnerships increased by $5.7 million in 1998 generally reflecting costs associated with the resolution of Portfolio Assets in Europe which generated proceeds of $58.2 million. The net result was an overall increase in the net income of the Acquisition Partnerships of 18% to $13.0 million in 1998 from $11.0 million in 1997. As a result, Commercial Corp.'s equity earnings from Acquisition Partnerships increased by 9.8% to $4.7 million in 1998 from $4.3 million in 1997.

         Servicing fee revenues. Servicing fees reported during 1997 included the receipt of a $6.8 million cash payment related to the early termination of a servicing agreement between the Company and the Trust, under which the Company serviced the assets of the Trust. The $6.8 million payment represents the present value of servicing fees projected to have been earned by Commercial Corp. upon liquidation of the Trust assets, which was expected to occur principally in 1997. Excluding fees related to Trust assets, servicing fees decreased by 46% to $1.4 million in 1998 from $2.6 million in 1997 as a result of lower domestic collection levels in the Acquisition Partnerships and affiliated entities.

         Other revenues. Other revenues increased to $2.5 million in 1998 compared to $2.0 million in 1997 principally as a result of interest income derived from Performing Purchased Asset Portfolios in 1998.

         Operating expenses. Operating expenses declined to $9.2 million in 1998 from $12.1 million in 1997 primarily as a result of reduced salaries and benefits, lower asset level expenses and reduced amortization expense.

         Salaries and benefits declined in 1998 as a result of the consolidation of some of the servicing offices (Portfolios being serviced in the closed offices reached final resolution).

         Interest on other notes payable declined $.4 million.

         Asset level expenses incurred in connection with the servicing of Portfolio Assets decreased in 1998 as a result of the decrease in investments in Portfolio Assets in 1998. Occupancy and other expenses decreased as a result of the consolidation of servicing offices in 1998.

Consumer Lending

         Interest and other income. Interest income increased by 7.3% to $5.2 million in the first six months of 1998 from $4.9 million in the first six months of 1997, reflecting increased levels of loan origination activity in 1998 and an increase in the average balance of investments held by Consumer Corp. during 1998. Other income increased $.8 million due to increased service fee revenue from securitization trusts.

         Interest expense. Interest expense was relatively flat period to period.

         Operating expenses. Salaries and benefits increased by 119% to $2.4 million in 1998 from $1.1 million in 1997 as a result of the increased levels of operating activity in 1998. Other expenses increased $1.2 million due to the growth in the origination and servicing operations.

         Provision for loan losses. The provision for loan losses on automobile receivables increased by 32% to $2.9 million in 1998 from $2.2 million in 1997. Consumer Corp. increased its rate of provision for loan losses based on its determination that the discount rate at which it acquired loans under its previous origination program did not properly provide for the losses expected to be realized on the acquired loans.

Other Items Affecting Net Earnings.

         The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.
         Corporate overhead. Interest income on the Class A Certificate during 1997 represents reimbursement to the Company from the Trust of dividends through June 30, 1997, of $3.2 million on special preferred stock. Company level interest expense increased by 22% to $1.1 million in the first six months of 1998 from $.9 million in the first six months of 1997 as a result of higher volumes of debt associated with the equity required to purchase Portfolio Assets, equity interests in Acquisition Partnerships and capital support to operating subsidiaries. Other corporate income increased due to interest earned on the excess liquidity derived from the Trust's redemption of the Class A Certificate. Salary and benefits, occupancy and professional fees account for the majority of other overhead expenses, which decreased in 1998 compared to 1997, as a result of the decrease in the amount of executive and other officer bonuses granted in 1998.

         Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income and are offset by NOLs that the Company believes are available to it as a result of the Merger. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company reported a deferred tax benefit of $1.5 million in 1998 as compared to a benefit of $.6 million in 1997.

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

         On July 17, 1998 the Company filed a shelf registration statement with the Securities and Exchange Commission which allows the Company to issue up to $250 million in debt and equity securities from time to time in the future. The registration statement became effective July 28, 1998. In May 1998, the Company closed the public offering of 1,542,150 shares of FirstCity common stock, of which 341,000 shares were sold by selling shareholders. Net proceeds (after expenses) of $34.2 million were used to retire debt. In June 1998, the Company received $11.8 million from the exercise of warrants.

         In the future, the Company anticipates being able to raise capital through a variety of sources including, but not limited to, public debt or equity offerings (subject to limitations related to the preservation of the Company's NOLs), thus enhancing the investment and growth opportunities of the Company. The Company believes that these and other sources of liquidity, including refinancing and expanding the Company's revolving credit facility to the extent necessary, securitizations, and funding from senior lenders for Acquisition Partnership investments and direct portfolio and business acquisitions, should prove adequate to continue to fund the Company's contemplated activities and meet its liquidity needs.

         The Company and each of its major operating subsidiaries have entered into one or more credit facilities to finance its respective operations. Each of the operating subsidiary credit facilities is nonrecourse to the Company and the other operating subsidiaries, except as discussed below.

         Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of June 30, 1998 the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $1,992 million and outstanding borrowings of $1,225 million. The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties and the outstanding borrowings under such facilities as of June 30, 1998.

                                CREDIT FACILITIES

                                                    OUTSTANDING
                                    PRINCIPAL    BORROWINGS AS OF
                                     AMOUNT        JUNE 30, 1998          INTEREST RATE        OTHER TERMS AND CONDITIONS
                                     ------        -------------          -------------        --------------------------
                                                                   (DOLLARS IN MILLIONS)


FIRSTCITY
  Company Credit                                                   Prime or                    Secured by the assets of
    Facility                         $ 50               $ 1        LIBOR + 2.625%              the Company, expires April
                                                                                               30, 1999

  Term fixed asset
    facility                            1                 1        Fixed 9.25%                 Secured by certain fixed
                                                                                               assets, expires January 1,
                                                                                               2001

MORTGAGE CORP.
  Warehouse facility                  670               497        LIBOR + 0.5% to 2.5%        Revolving line to warehouse
                                                                                               residential mortgage loans,
                                                                                               expires March 31, 1999
  Supplemental warehouse
    facility                           36                25        LIBOR + 0.5% to 2.25%       Revolving line to warehouse
                                                                                               residential mortgage loans
                                                                                               and related receivables,
                                                                                               expires March 31, 1999
 FNMA warehouse
    facility                          700               495        Fed Funds+ 0.5% to 1.0%     Open facility to fund
                                                                                               committed loans to FNMA and
                                                                                               other

  Operating line                       47                45        LIBOR + 2.25%               Revolving operating line
                                                                                               secured by the unencumbered
                                                                                                       assets of Harbor, expires
                                                                                               December 15, 2002

CAPITAL CORP.
  Warehouse facility                  200                28        LIBOR + 0.75%               Repurchase agreement to
                                                                                               facilitate the acquisition
                                                                                               of Home Equity Loans,
                                                                                                       expires March 30, 1999

Warehouse facility                     48                 4        Fixed 6.85%                 Repurchase agreement to
                                                                                               facilitate the acquisition
                                                                                               of Home Equity Loans,
                                                                                               expired July 31, 1998
COMMERCIAL CORP.
  Portfolio acquisition                                                                        Acquisition facility to
    facility                          100                36        LIBOR + 2.5%                acquire Portfolio Assets,
                                                                                               expires February 28, 1999
                                                                                               (includes $23 million
                                                                                               advanced to unconsolidated
                                                                                               Acquisition Partnerships

                                                    OUTSTANDING
                                    PRINCIPAL    BORROWINGS AS OF
                                     AMOUNT        JUNE 30, 1998          INTEREST RATE        OTHER TERMS AND CONDITIONS
                                     ------        -------------          -------------        --------------------------
                                                                   (DOLLARS IN MILLIONS)



  French acquisition
    facility                             15              9       French franc LIBOR + 3.5%     Acquisition facility to
                                                                                               fund equity investments in
                                                                                               French Portfolio Assets,
                                                                                               expires March 31, 1999.
                                                                                               Guaranteed by Commercial
                                                                                               Corp. and the Company.

  Term facility (1)                      15             --       Prime + 7%                    Term facility to finance
                                                                                               the purchase of mortgage
                                                                                               servicing rights from
                                                                                               Mortgage Corp., expires
                                                                                               October 30, 1998.
                                                                                               Guaranteed by the Company

  Term acquisition
    facilities                           40              40      Fixed at 7.66%                Acquisition facilities for
                                                                                               existing Portfolio Assets.
                                                                                               Secured by portfolio
                                                                                               assets. Expires June 5, 2002

CONSUMER CORP.
  Warehouse facility                     70              54      LIBOR + 3%                    Revolving line secured by
                                                                                               automobile receivables,
                                                                                               expires May 31, 1999

UNCONSOLIDATED
  ACQUISITION PARTNERSHIPS                                                                     Senior and subordinated
Term acquisition                         62              62      Fixed at  7.51%  to  10.17%,  loans secured by Portfolio
  facilities                                                     LIBOR  +  3%  to  6.5% and    Assets, various maturities
                                                                 Prime + 2% to 7%


---------------------------------
(1) The facility was entered into as of July 24, 1998. Outstanding borrowings under the facility as of July 27, 1998 were $15 million.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders (the "Annual Meeting") on May 21, 1998. The following items of business were considered at the Annual Meeting.

         (a) Election of Directors
             All standing directors were elected as directors to serve as members of the Company's Board of Directors until the Company's 1999 annual meeting of shareholders. The number of votes cast for each nominee was as follows:

                                                Votes Cast                Votes
                        Nominee                    For                   Against                 Abstained
                ------------------------- ----------------------- ----------------------- -------------------------

                James R. Hawkins                5,721,876                   0                      6,826
                C. Ivan Wilson                  5,724,452                   0                      4,250
                James T. Sartain                5,724,452                   0                      4,250
                Rick R. Hagelstein              5,724,452                   0                      4,250
                Matt A. Landry, Jr.             5,724,452                   0                      4,250
                Richard J. Gillen               5,724,452                   0                      4,250
                Richard E. Bean                 5,724,452                   0                      4,250
                Bart A. Brown, Jr.              5,724,452                   0                      4,250
                Donald J. Douglass              5,724,452                   0                      4,250
                David W. MacLennan              5,724,452                   0                      4,250
                Thomas E. Smith                 5,724,452                   0                      4,250



          (b) Ratification of Appointment of Auditors

                    A proposal to ratify the Board of Directors' appointment of KPMG Peat Marwick LLP as the Company's independent auditors for 1998 was approved by the shareholders. The number of votes for the proposal: 5,712,478; votes withheld: 8,236; abstentions: 7,988.


Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits

   2.1 -- Joint Plan of Reorganization by First City Bancorportion of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated by reference herein to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995)

   2.2 -- Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995)


   4.1 -- Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995)

   4.2 -- Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company (incorporated herein by reference to Exhibit
            4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

   4.3 --   Bylaws of the Company (incorporated herein by reference to Exhibit
            3.2 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995)

   4.4 -- Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor Financial Mortgage Company Employees Pension Plan, Lindsey Capital Corporation, Ed Smith and Thomas E. Smith (incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

   10.1 -- Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of July 1998, between Lehman Commercial Paper Inc. and FHB Funding Corp.

   10.2 -- Warehouse Credit Agreement, dated as of April 30, 1998, among ContiTrade Services, L.L.C., FirstCity Consumer Lending Corporation, FirstCity Auto Receivables L.L.C. and FirstCity Financial Corporation

   10.3 -- Servicing Agreement, dated as of April 30, 1998, among FirstCity Auto Receivables L.L.C., FirstCity Servicing Corporation of California, FirstCity Consumer Lending Corporation and ContiTrade Services L.L.C.

   10.4 -- Security and Collateral Agent Agreement, dated as of April 30, 1998, among FirstCity Auto Receivables L.L.C., ContiTrade Services L.L.C. and Chase Bank of Texas, National Association

   10.5 -- Loan Agreement, dated as of July 24, 1998, between FirstCity Commercial Corporation and CFSC Capital Corp. XXX

   10.6 -- Loan Agreement, dated April 8, 1998, between Bank of Scotland and the Company

   10.7 -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company

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

    1. A Form 8-K was filed, dated April 29, 1998, regarding the first quarter results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRSTCITY FINANCIAL CORPORATION


                              By:     /s/ Matt A. Landry, Jr.
                                   --------------------------------------
                              Name:   Matt A. Landry, Jr.
                              Title:  Executive Vice President and Chief
                                      Administrative Officer
                                      (Duly authorized officer and principal
                                      financial and accounting officer of
                                      the Registrant)


Dated: August 13, 1998

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.              Description
-----------              -----------

   2.1 -- Joint Plan of Reorganization by First City Bancorportion of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated by reference herein to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995)

   2.2 -- Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995)


   4.1 -- Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995)

   4.2 -- Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company (incorporated herein by reference to Exhibit
            4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

   4.3 --   Bylaws of the Company (incorporated herein by reference to Exhibit
            3.2 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995)

   4.4 -- Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor Financial Mortgage Company Employees Pension Plan, Lindsey Capital Corporation, Ed Smith and Thomas E. Smith (incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

   10.1 -- Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans, dated as of July 1998, between Lehman Commercial Paper Inc. and FHB Funding Corp.

   10.2 -- Warehouse Credit Agreement, dated as of April 30, 1998, among ContiTrade Services, L.L.C., FirstCity Consumer Lending Corporation, FirstCity Auto Receivables L.L.C. and FirstCity Financial Corporation

   10.3 -- Servicing Agreement, dated as of April 30, 1998, among FirstCity Auto Receivables L.L.C., FirstCity Servicing Corporation of California, FirstCity Consumer Lending Corporation and ContiTrade Services L.L.C.

   10.4 -- Security and Collateral Agent Agreement, dated as of April 30, 1998, among FirstCity Auto Receivables L.L.C., ContiTrade Services L.L.C. and Chase Bank of Texas, National Association

   10.5 -- Loan Agreement, dated as of July 24, 1998, between FirstCity Commercial Corporation and CFSC Capital Corp. XXX

   10.6 -- Loan Agreement, dated April 8, 1998, between Bank of Scotland and the Company

   10.7 -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company

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