Form 10-Q
period 1998-09-30
FIRSTCITY FINANCIAL CORP
filed 1998-11-17
CIK 828678

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-26500

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         The number of shares of common stock, par value $.01 per share, outstanding at November 1, 1998 was 8,273,832.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS,
                               EXCEPT SHARE DATA)

                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                 1998           1997
                                                                             -------------   ------------
                              ASSETS
Cash and cash equivalents ..................................................  $   35,220     $   31,605
Portfolio Assets, net ......................................................      63,341         89,951
Loans receivable, net ......................................................      78,687         90,115
Mortgage loans held for sale ...............................................   1,245,140        533,751
Investment securities ......................................................      36,984          6,935
Equity investments in and advances to Acquisition Partnerships .............      39,194         35,529
Mortgage servicing rights, net .............................................     131,221         69,634
Receivable for servicing advances and accrued interest .....................      41,819         21,410
Deferred tax benefit, net ..................................................      32,187         30,614
Other assets, net ..........................................................      26,881         30,575
                                                                              ----------     ----------
       Total Assets ........................................................  $1,730,674     $  940,119
                                                                              ==========     ==========

        LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable ..........................................................  $1,512,499     $  750,781
    Other liabilities ......................................................      59,000         34,672
                                                                              ----------     ----------
       Total Liabilities ...................................................   1,571,499        785,453
Commitments and contingencies ..............................................          --             --
Redeemable preferred stock:
    Special preferred stock, including dividends of $669 in 1997
    (nominal  stated value of $21 per share; 2,500,000 shares authorized;
    849,777 shares issued and outstanding in 1997) .........................          --         18,515
    Adjusting rate preferred stock, including dividends of $963 and
    $846, respectively (redemption value of $21 per share; 2,000,000 shares authorized; 1,222,701 and 1,073,704 shares, respectively,
    issued and outstanding) ................................................      26,640         23,393
Shareholders' equity:
    Optional preferred stock (par value $.01 per share; 98,000,000
       shares authorized; no shares issued or outstanding) .................          --             --
    Common stock (par value $.01 per share; 100,000,000 authorized;
       issued and outstanding: 8,273,832 and 6,526,510 shares,
       respectively) .......................................................          83             65
    Paid in capital ........................................................      78,274         29,509
    Retained earnings ......................................................      54,178         83,184
                                                                              ----------     ----------
       Total Shareholders' Equity ..........................................     132,535        112,758
       Total Liabilities, Redeemable Preferred Stock and Shareholders'
                                                                              ----------     ----------
         Equity ............................................................  $1,730,674     $  940,119
                                                                              ==========     ==========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                             ------------------------      ------------------------
                                                                1998           1997           1998           1997
                                                             ---------      ---------      ---------      ---------
Revenues:
    Gain on sale of mortgage and other loans ..............  $  26,749      $  13,785      $  75,321      $  27,105
    Gain on sale of automobile loans ......................         --             --          2,434             --
    Net mortgage warehouse income .........................      2,796            702          6,913          1,994
    Gain on sale of mortgage servicing rights .............         --             --             --          4,529
    Servicing fees:
       Mortgage ...........................................      7,410          3,726         17,692         10,711
       Other ..............................................      1,534          1,711          3,906         11,233
    Gain on resolution of Portfolio Assets ................      1,947          3,957          7,883         14,149
    Equity in earnings of Acquisition Partnerships ........      3,061          1,798          7,798          6,111
    Rental income on real estate Portfolios ...............         --             68            156            225
    Interest income .......................................      3,485          2,892         10,293          9,120
    Other income ..........................................      2,176          1,064          8,452          4,634
    Interest income on Class A Certificate ................         --            330             --          3,504
                                                             ---------      ---------      ---------      ---------
       Total revenues .....................................     49,158         30,033        140,848         93,315
Expenses:
    Interest on other notes payable .......................      3,719          2,727         10,553          9,239
    Salaries and benefits .................................     22,148         11,873         58,612         31,157
    Amortization:
       Mortgage servicing rights ..........................      5,638          1,993         12,940          5,136
       Other ..............................................      1,953             98          2,758          1,863
    Provision for loan losses and residual interests ......      6,644          2,077          9,571          4,232
    Provision for valuation of mortgage servicing rights ..     28,668             --         29,168             --
    Occupancy, data processing, communication and
       other ..............................................     19,136         10,904         43,956         27,089
                                                             ---------      ---------      ---------      ---------
       Total expenses .....................................     87,906         29,672        167,558         78,716
Earnings (loss) before minority interest, preferred
    dividends and income taxes ............................    (38,748)           361        (26,710)        14,599
    Benefit (provision) for income taxes ..................        (99)        16,078          1,297         15,496
                                                             ---------      ---------      ---------      ---------
Earnings (loss) before minority interest and preferred
    dividends .............................................    (38,847)        16,439        (25,413)        30,095
    Minority interest .....................................       (347)          (251)          (333)          (182)
    Preferred dividends ...................................      1,514          1,514          4,544          4,688
                                                             ---------      ---------      ---------      ---------
Net earnings (loss) to common shareholders ................  $ (40,014)     $  15,176      $ (29,624)     $  25,589
                                                             =========      =========      =========      =========

Net earnings (loss) per common share-- basic ..............  $   (4.84)     $    2.33      $   (4.03)     $    3.93
Net earnings (loss) per common share-- diluted ............  $   (4.84)     $    2.30      $   (4.03)     $    3.89
Weighted average common shares outstanding-- basic ........      8,261          6,519          7,351          6,517
Weighted average common shares outstanding--
    diluted ...............................................      8,261          6,587          7,351          6,577

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                              NUMBER
                                                OF                                                       TOTAL
                                              COMMON        COMMON        PAID IN        RETAINED     SHAREHOLDERS'
                                              SHARES        STOCK         CAPITAL        EARNINGS        EQUITY
                                             ---------     ---------     ---------      ---------     -------------
BALANCES, JANUARY 1, 1997 .................  6,513,346     $      65     $  29,783      $  54,954      $  84,802
Exercise of warrants, options and
     employee stock purchase plan .........     13,164            --           318             --            318
Change in subsidiary year end .............         --            --            --         (1,195)        (1,195)
Net earnings for 1997 .....................         --            --            --         35,628         35,628
Preferred dividends .......................         --            --            --         (6,203)        (6,203)
Other .....................................         --            --          (592)            --           (592)
                                             ---------     ---------     ---------      ---------      ---------
BALANCES, DECEMBER 31, 1997 ...............  6,526,510            65        29,509         83,184        112,758
Exercise of warrants, options and
     employee stock purchase plan .........    505,172             5        12,493             --         12,498
Issuance of common stock to acquire
     the minority interest of subsidiary ..     41,000             1         2,149             --          2,150
Issuance of common stock in public
     offering .............................  1,201,150            12        34,123             --         34,135
Net loss for nine months ended
     September 30, 1998 ...................         --            --            --        (25,080)       (25,080)
Foreign currency translation and other
     adjustments ..........................         --            --            --            618            618
Preferred dividends .......................         --            --            --         (4,544)        (4,544)
                                             ---------     ---------     ---------      ---------      ---------
BALANCES, SEPTEMBER 30, 1998 ..............  8,273,832     $      83     $  78,274      $  54,178      $ 132,535
                                             =========     =========     =========      =========      =========




          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                     1998               1997
                                                                                 ------------      -------------
Cash flows from operating activities:
  Earnings (loss) before minority interest and preferred
               dividends ......................................................  $    (25,413)     $     30,095
  Adjustments to reconcile net earnings (loss) to net cash used in operating activities, net of effect of acquisitions:
       proceeds from resolution of Portfolio Assets ...........................        37,551            43,822
       Gain on resolution of Portfolio Assets .................................        (7,883)          (14,149)
       Purchase of Portfolio Assets and loans receivable, net .................       (13,730)          (26,770)
       Origination of automobile receivables ..................................       (89,861)          (64,640)
       Gain on sale of mortgage servicing rights ..............................            --            (4,529)
       Increase in mortgage loans held for sale ...............................      (752,197)         (113,041)
       Increase in construction loans receivable ..............................        (4,508)          (10,400)
       Originated mortgage servicing rights ...................................      (103,756)          (27,044)
       Purchases of mortgage servicing rights .................................           (69)           (4,813)
       Proceeds from sale of mortgage servicing rights ........................            --            14,807
       Provision for loan losses, residual interests and valuation of
           mortgage servicing rights ..........................................        38,739             4,232
       Equity in earnings of Acquisition Partnerships .........................        (7,798)           (6,111)
       Proceeds from performing Portfolio Assets and loans
          receivable, net .....................................................        56,845            55,527
       Increase in net deferred tax asset .....................................        (1,573)          (16,073)
       Depreciation and amortization ..........................................        17,499             8,740
       Increase in other assets ...............................................          (711)          (33,427)
       Increase in other liabilities ..........................................        34,089            25,834
                                                                                 ------------      ------------
         Net cash used in operating activities ................................      (822,776)         (137,940)
                                                                                 ------------      ------------
Cash flows from investing activities:
  Payments on advances to acquisition partnerships and
          affiliates ..........................................................            --             1,029
  Acquisition of subsidiaries .................................................            --             1,118
  Principal payments on Class A Certificate ...................................            --            41,361
  Property and equipment, net .................................................        (5,079)           (2,061)
  Contributions to Acquisition Partnerships ...................................       (15,369)          (12,392)
  Distributions from Acquisition Partnerships .................................        18,199             9,840
                                                                                 ------------      ------------
         Net cash provided by (used in) investing activities ..................        (2,249)           38,895
                                                                                 ------------      ------------
Cash flows from financing activities:
  borrowings under notes payable ..............................................    21,098,998         6,249,336
  Payments of notes payable ...................................................   (20,297,178)       (6,114,844)
  Purchase or redemption of special preferred stock ...........................       (14,716)          (12,567)
  Proceeds from issuance of common stock ......................................        46,633               154
  Distributions to minority interest ..........................................            --            (5,609)
  Preferred dividends paid ....................................................        (5,097)           (5,112)
                                                                                 ------------      ------------
         Net cash provided by financing activities ............................       828,640           111,358
                                                                                 ------------      ------------
Net increase in cash ..........................................................  $      3,615      $     12,313
Cash, beginning of period .....................................................        31,605            16,995
                                                                                 ------------      ------------
Cash, end of period ...........................................................  $     35,220      $     29,308
                                                                                 ============      ============
Supplemental disclosure of cash flow information:
  cash paid during the period for:
    interest ..................................................................  $     53,773      $     20,982
    Income taxes ..............................................................  $        407      $        480
Non-cash investing activities:
  payment on Class A Certificate in form of performing loan ...................  $         --      $     15,340

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) BASIS OF PRESENTATION

         The unaudited consolidated financial statements of FirstCity Financial Corporation ("FirstCity" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity's financial position at September 30, 1998, the results of operations and the cash flows for the three month and nine month periods ended September 30, 1998 and 1997. Additionally, the Company's merger with Harbor Financial Group, Inc. ("Mortgage Corp.") on July 1, 1997 has been accounted for as a pooling of interests. The accompanying consolidated financial statements have been retroactively restated to reflect the pooling of interests.

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

         The Company's net revenues, net earnings to common shareholders and net earnings per common share, for the six months ended June 30, 1997, before and after the Harbor Merger are summarized as follows:

                                             SIX MONTHS
                                            ENDED JUNE 30,
                                                 1997
                                            --------------
Net revenues (including equity earnings):
    Before 1997 pooling ....................  $ 34,838
    1997 pooling ...........................    28,444
    After 1997 pooling .....................    63,282
Net earnings to common shareholders:
    Before 1997 pooling ....................  $  8,966
    1997 pooling ...........................     1,447
    After 1997 pooling .....................    10,413
Net earnings per common share - diluted:
    Before 1997 pooling ....................  $   1.79
    1997 pooling ...........................     (0.21)
    After 1997 pooling .....................      1.58

         In the first quarter of 1997, FirstCity received $6.8 million (recorded as servicing fees) from the FirstCity Liquidating Trust (the "Trust") for termination of the Investment Management Agreement.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



(3) PORTFOLIO ASSETS

         Portfolio Assets are summarized as follows:

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                 1998           1997
                                                              ---------      ---------
Non-performing .............................................  $ 100,554      $ 130,657
Performing .................................................     12,364         16,131
Real estate ................................................     13,986         22,777
                                                              ---------      ---------
    Total ..................................................    126,904        169,565
Discount required to reflect Portfolio Assets at carrying
    value ..................................................    (63,563)       (79,614)
                                                              ---------      ---------
    Portfolio Assets, net ..................................  $  63,341      $  89,951
                                                              =========      =========

         Portfolio Assets are pledged to secure non-recourse notes payable.

(4) LOANS RECEIVABLE

         Loans receivable are summarized as follows:

                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     1998          1997
                                                   --------      --------
Construction loans receivable ...................  $ 24,102      $ 19,594
 Residential mortgage and other loans held for
    investment ..................................     8,725         6,386
Automobile and consumer finance receivables .....    57,291        73,417
Allowance for loan losses .......................   (11,431)       (9,282)
                                                   --------      --------
    Loans receivable, net .......................  $ 78,687      $ 90,115
                                                   ========      ========

         The activity in the allowance for loan losses is summarized as follows for the periods indicated:

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                              ----------------------
                                                1998          1997
                                              --------      --------
Balances, beginning of period ..............  $  9,282      $  2,693
    Provision for loan losses ..............     4,431         4,232
    Discounts acquired .....................    13,608         9,182
    Reduction in contingent liabilities ....        --           458
    Allocation of reserves to sold loans ...    (7,602)           --
    Charge off activity:
       Principal balances charged off ......   (11,294)      (12,158)
       Recoveries ..........................     3,006         1,992
                                              --------      --------
           Net charge offs .................    (8,288)      (10,166)
                                              --------      --------
Balances, end of period ....................  $ 11,431      $  6,399
                                              ========      ========

         During 1997, a note recorded at the time of purchase of the initial automobile finance receivables pool and contingent on the ultimate performance of the pool was adjusted to reflect a reduction in anticipated payments due pursuant to the contingency. The reduction in the recorded contingent liability was recorded as an increase in the allowance for losses.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)




(5) MORTGAGE LOANS HELD FOR SALE

         Mortgage loans held for sale include loans collateralized by first lien mortgages on one-to-four family residences as follows:

                              SEPTEMBER 30,  DECEMBER 31,
                                   1998           1997
                              -------------  ------------
Residential mortgage loans ..  $1,208,664     $  522,970
Unamortized premiums,net ....      36,476         10,781
                               ----------     ----------
                               $1,245,140     $  533,751
                               ==========     ==========

(6) INVESTMENT SECURITIES

         The Company has investment securities (investments) consisting of rated securities, retained interests and related interest only strips (collectively referred to as residual interests) which are all attributable to loans sold through securitization transactions by the Company. As of September 30, 1998, the Company had recorded an unrealized loss of $4.3 million on the investments. Investments are comprised of the following as of the dates indicated.

                            SEPTEMBER 30,  DECEMBER 31,
                                1998          1997
                            -------------  ------------
Rated securities ...........  $  2,413      $     --
Interest only strips .......    19,115         3,396
Retained interests .........    19,113         3,308
Other securities ...........       112            --
Accrued interest ...........       581           231
Allowance for losses .......    (4,350)           --
                              --------      --------
    Investment securities...  $ 36,984      $  6,935
                              ========      ========

         The activity in investments for the nine months ended September 30, 1998 and the year ended December 31, 1997 is as follows:

                                      SEPTEMBER 30,  DECEMBER 31,
                                          1998          1997
                                      -------------  ------------
Balance, beginning of period .........  $  6,935      $     --
Cost allocated from securitizations ..    37,175         6,925
Interest accreted ....................     1,860           548
Increase in other securities, net ....       112            --
Cash received from trusts ............    (4,748)         (538)
Provision for losses .................    (4,350)           --
                                        --------      --------
Balance, end of period ...............  $ 36,984      $  6,935
                                        ========      ========

         The investments are valued using discounts rates ranging from 12% to 15% for both home equity and consumer residual interests. Estimated loss rates are 1.5% on home equity and range from 13%to 18% on consumer residual interests with prepayment assumptions ranging from 12% to 30% and 3% to 12% on home equity and consumer residual interests, respectively.

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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)




                        CONDENSED COMBINED BALANCE SHEETS

                                               SEPTEMBER 30, DECEMBER 31,
                                                   1998         1997
                                                 --------     --------
Assets ........................................  $269,793     $338,484
                                                 ========     ========
Liabilities ...................................  $168,724     $250,477
Net equity ....................................   101,069       88,007
                                                 --------     --------
                                                 $269,793     $338,484
                                                 ========     ========
Company's equity in acquisition partnerships...  $ 39,194     $ 35,529
                                                 ========     ========

                     CONDENSED COMBINED SUMMARY OF EARNINGS

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                   ---------------------     ---------------------
                                                     1998         1997         1998         1997
                                                   --------     --------     --------     --------
Proceeds from resolution of Portfolio Assets....   $ 33,575     $ 41,086     $121,203     $156,738
Gross margin ...................................     12,704        9,294       40,347       28,852
Interest income on performing portfolio assets        2,129        2,208        6,751        5,936
Net earnings ...................................   $  8,042     $  5,679     $ 21,025     $ 16,694
                                                   ========     ========     ========     ========
 Company's equity in earnings of Acquisition
     Partnerships ..............................   $  3,061     $  1,798     $  7,798     $  6,111
                                                   ========     ========     ========     ========

(8) MORTGAGE SERVICING RIGHTS

         Volatility of the interest rate environment which produced a sharp drop in mortgage interest rates, caused a significant increase in the prepayment speed assumptions that are used to value mortgage servicing rights. This in turn resulted in a $29.2 million provision for losses on mortgage servicing rights in 1998. The reduction in value was particularly significant in the servicing originated over the last year during which the Company's strategy was to retain, rather than sell, servicing in what was thought to be an historically low rate environment. As of September 30, 1998, the allowance for future valuation impairments of mortgage servicing rights totaled $29.8 million, or 18.5% of servicing rights.

(9) PREFERRED STOCK AND SHAREHOLDERS' EQUITY

         In May 1998, the Company closed the public offering of 1,542,150 shares of FirstCity common stock, of which 341,000 shares were sold by selling shareholders. Net proceeds (after expenses) of $34.1 million were used to retire debt. On May 11, 1998, the Company notified holders of its outstanding warrants to purchase shares of common stock that it was exercising its option to repurchase such warrants for $1.00 each. In June 1998, as a result of such notification, warrants representing 471,380 shares of common stock were exercised for an aggregate warrant purchase price of $11.8 million.

         In the first six months of 1997, the Company purchased 537,430 shares of special preferred stock. In the third quarter of 1998 and the third quarter of 1997, 148,997 and 1,073,704 shares, respectively, of special preferred stock were exchanged for a like number of shares of adjusting rate preferred stock. In September 1998, the remaining special preferred stock was redeemed for $14.7 million plus accrued dividends. At September 30, 1998, accrued dividends totaled $1.0 million for adjusting rate preferred stock, or $.7875 per share, and were paid on October 15, 1998.

         On July 17, 1998 the Company filed a shelf registration statement with the Securities and Exchange Commission which allows the Company to issue up to $250 million in debt and equity securities from time to time in the future. The registration statement became effective July 28, 1998. As of September 30, 1998 there have been no securities issued under this registration statement.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)





         Earnings per share ("EPS") has been calculated in conformity with SFAS No. 128, Earnings Per Share, and all prior periods have been restated. A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                                           ----------------------------         ----------------------------
                                                               1998            1997                 1998             1997
                                                           ------------     -----------         -------------     ----------
Net earnings (loss) to common shareholders................ $   (40,014)     $    15,176         $    (29,624)     $   25,589
                                                           ============     ===========         =============     ==========
Weighted average common shares outstanding - basic........        8,261           6,519                 7,351          6,517
Effect of dilutive securities:
    Assumed exercise of stock options.....................            -              47                     -             45
    Assumed exercise of warrants..........................            -              21                     -             15
                                                           ------------     -----------         -------------     ----------
Weighted average common shares outstanding - diluted......        8,261           6,587                 7,351          6,577
                                                           ============     ===========         =============     ==========
Net earnings (loss) per common share - basic.............. $     (4.84)     $      2.33         $      (4.03)     $     3.93
Net earnings (loss) per common share - diluted............ $     (4.84)     $      2.30         $      (4.03)     $     3.89

         The Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income ("SFAS 130") as of January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires the accumulated balance of other comprehensive income to be displayed separately in the equity section of the consolidated balance sheet. The accumulated balance of other comprehensive income at each of September 30, 1998 and December 31, 1997 was $364 and $44, respectively, and other comprehensive income for the nine months ended September 30, 1998 and 1997 was $320 and $34, respectively. The adoption of this statement had no material impact on net earnings or shareholders' equity.

(10) INCOME TAXES

         Federal income taxes are provided at a 35% rate. Net operating loss carry forwards ("NOLs") are available to FirstCity and are recognized as an offset to the provision in the period during which the benefit is determined to be realizable. During the first nine months of 1998, FirstCity recognized a deferred tax benefit of $1.5 million (compared to $16.8 million in the first nine months of 1997). Realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carry forwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carry forward period change.

(11) COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

         The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At September 30, 1998, advances of $.2 million had been made under the obligation.

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

         As discussed in the quarter to quarter comparison, the Company reported a loss before minority interest and preferred dividends of $38.8 million in the third quarter of 1998 compared to earnings of $16.4 million (including a deferred tax benefit of $16.2 million related to the Harbor merger) in the third quarter of 1997. The loss resulted primarily from a $28.7 million provision to reflect the reduction in the carrying value of the mortgage servicing rights of FirstCity's residential mortgage subsidiary. Loan loss and other asset provisions totaling $6.6 million, as well as narrowing interest margins on the mortgage loan warehouse also contributed to the quarterly loss. Net loss to common shareholders was $40.0 million for the third quarter of 1998 compared to net earnings of $15.2 million for the third quarter of 1997. On a per share basis, basic net loss attributable to common shareholders was $4.84 for the third quarter of 1998 compared to net earnings of $2.33 for the third quarter of 1997. Diluted net loss per common share was $4.84 for the third quarter of 1998 compared to net earnings of $2.30 ( a loss of $.16 excluding the deferred tax benefit) for the third quarter of 1997.

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

         The Harbor Merger, which occurred in July 1997, was accounted for as a pooling of interests. The Company's historical financial statements have therefore been retroactively restated to include the financial position and results of operations of Mortgage Corp. for all periods presented. As a result of the significant period to period fluctuations in the revenues and earnings of the Company's Portfolio Asset acquisition and resolution business and the rapid growth in Mortgage Corp., period to period comparisons of the Company's results of operations may not be meaningful.

ANALYSIS OF REVENUES AND EXPENSES

         The following table summarizes the revenues and expenses of each of the Company's businesses and presents the contribution that each business makes to the Company's operating margin.

                        SUMMARY OF REVENUES AND EXPENSES
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          NINE MONTHS ENDED
                                                                   THIRD QUARTER             SEPTEMBER 30,
                                                               ---------------------     ---------------------
                                                                 1998         1997         1998         1997
                                                               --------     --------     --------     --------
MORTGAGE BANKING:
    Revenues:
      Net mortgage warehouse income .........................  $  2,796     $    702     $  6,913     $  1,994
      Gain on sale of mortgage loans ........................    26,749       13,785       75,321       27,105
      Servicing fees ........................................     7,410        3,726       17,692       10,711
      Other .................................................     1,729          609        5,285        7,457
                                                               --------     --------     --------     --------
        Total ...............................................    38,684       18,822      105,211       47,267
    Expenses:
      Salaries and benefits .................................    19,029        9,095       49,180       22,668
      Amortization of mortgage servicing rights .............     5,638        1,993       12,940        5,136
      Provision for valuation of mortgage servicing rights ..    28,668           --       29,168           --
      Provision for loan losses and residual interests ......     2,064           --        2,139           --
      Interest on other notes payables ......................       513          304        1,500          863

                                                                                             NINE MONTHS ENDED
                                                                   THIRD QUARTER                SEPTEMBER 30,
                                                            ------------------------      ------------------------
                                                               1998           1997           1998           1997
                                                            ---------      ---------      ---------      ---------
      Occupancy, data processing, communication and
        other ............................................     16,295          6,068         33,734         14,914
                                                            ---------      ---------      ---------      ---------
        Total ............................................     72,207         17,460        128,661         43,581
                                                            ---------      ---------      ---------      ---------
    Operating contribution before direct taxes ...........  $ (33,523)     $   1,362      $ (23,450)     $   3,686
                                                            =========      =========      =========      =========
    Operating contribution, net of direct taxes ..........  $ (33,523)     $   1,362      $ (23,539)     $   3,686
                                                            =========      =========      =========      =========
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
    Revenues:
      Gain on resolution of Portfolio Assets .............  $   1,947      $   3,957      $   7,883      $  14,149
      Equity in earnings of Acquisition Partnerships .....      3,061          1,798          7,798          6,111
      Servicing fees (1) .................................        769          1,487          2,166         10,869
      Other ..............................................        450            608          3,078          2,641
                                                            ---------      ---------      ---------      ---------
        Total ............................................      6,227          7,850         20,925         33,770
    Expenses:
      Salaries and benefits ..............................      1,172          1,242          3,439          4,125
      Interest on other notes payable ....................      1,573          1,979          4,502          5,193
      Asset level expenses, occupancy, data processing
        and other ........................................      1,859          2,274          5,960          8,306
                                                            ---------      ---------      ---------      ---------
        Total ............................................      4,604          5,495         13,901         17,624
                                                            ---------      ---------      ---------      ---------
    Operating contribution before direct taxes ...........  $   1,623      $   2,355      $   7,024      $  16,146
                                                            =========      =========      =========      =========
    Operating contribution, net of direct taxes ..........  $   1,575      $   2,271      $   6,967      $  15,957
                                                            =========      =========      =========      =========
CONSUMER LENDING:
     Revenues:
       Gain on sale of automobile loans ..................  $      --      $      --      $   2,434      $      --
       Interest income ...................................      2,753          2,262          7,971          7,131
       Servicing fees and other ..........................      1,079            183          2,129            417
                                                            ---------      ---------      ---------      ---------
         Total ...........................................      3,832          2,445         12,534          7,548
     Expenses:
       Salaries and benefits .............................      1,149            784          3,553          1,881
       Provision for loan losses and residual interests ..      4,580          2,077          7,432          4,232
       Interest on other notes payable ...................        641            353          2,455          2,188
       Occupancy, data processing and other ..............      1,648            858          4,418          2,452
                                                            ---------      ---------      ---------      ---------
         Total ...........................................      8,018          4,072         17,858         10,753
                                                            ---------      ---------      ---------      ---------
     Operating contribution before direct taxes ..........  $  (4,186)     $  (1,627)     $  (5,324)     $  (3,205)
                                                            =========      =========      =========      =========
     Operating contribution, net of direct taxes .........  $  (4,186)     $  (1,627)     $  (5,324)     $  (3,208)
                                                            =========      =========      =========      =========
      Total operating contribution, net of direct taxes ..  $ (36,134)     $   2,006      $ (21,896)     $  16,435
                                                            =========      =========      =========      =========
CORPORATE OVERHEAD:
    Interest income on Class A Certificate (2) ...........  $      --      $     330      $      --      $   3,504
    Salaries and benefits, occupancy, professional and
      other income and expenses, net .....................     (2,366)        (1,878)        (4,684)        (6,494)
    Deferred tax benefit .................................         --         16,232          1,500         16,832
                                                            ---------      ---------      ---------      ---------
    Earnings (loss) before preferred dividends ...........    (38,500)        16,690        (25,080)        30,277
    Preferred dividends ..................................      1,514          1,514          4,544          4,688
                                                            ---------      ---------      ---------      ---------
        Net earnings (loss) to common shareholders .......  $ (40,014)     $  15,176      $ (29,624)     $  25,589
                                                            =========      =========      =========      =========
SHARE DATA:
    Net earnings (loss) per common share--basic ..........  $   (4.84)     $    2.33      $   (4.03)     $    3.93
    Net earnings (loss) per common share--diluted ........  $   (4.84)     $    2.30      $   (4.03)     $    3.89
    Weighted average common shares outstanding - basic ...      8,261          6,519          7,351          6,517
    Weighted average common shares outstanding -
    diluted ..............................................      8,261          6,587          7,351          6,577

(1) Includes $6.8 million received as a result of terminating the Investment Management Agreement with FirstCity Liquidating Trust in first quarter 1997.
(2) Prior to June 30, 1997, income was received from FirstCity Liquidating Trust equal to the Company's preferred stock dividend obligation.

                                                                                          NINE MONTHS ENDED
                                                              THIRD QUARTER                  SEPTEMBER 30,
                                                        -------------------------     -------------------------
                                                           1998           1997           1998           1997
                                                        ----------     ----------     ----------     ----------
ORIGINATION AND OTHER FINANCIAL DATA:
    Mortgage Corp.:
      Origination of residential mortgage loans:
        Conventional .................................  $1,651,266     $  684,474     $4,596,857     $1,560,824
        Agency .......................................     401,140        165,442      1,109,732        366,733
        Home equity ..................................     135,171         59,373        282,456        118,895
        Other ........................................      39,979         18,765         93,168         42,903
                                                        ----------     ----------     ----------     ----------
          Total ......................................  $2,227,556     $  928,054     $6,082,213     $2,089,355
                                                        ==========     ==========     ==========     ==========
      Origination of commercial mortgage loans:
        Correspondent ................................  $  133,343     $  177,305     $  314,593     $  219,780
        Construction .................................      21,195         18,049         55,112         44,430
                                                        ----------     ----------     ----------     ----------
          Total ......................................  $  154,538     $  195,354     $  369,705     $  264,210
                                                        ==========     ==========     ==========     ==========
      Acquisition of Home Equity Loans ...............  $  101,239     $       --     $  206,967     $       --
    Commercial Corp.:
      Aggregate purchase price of assets acquired ....  $    9,200     $    9,441     $   79,040     $   67,628
      Proceeds from resolution .......................      41,095         54,785        158,754        200,560
    Consumer Corp.:
      Aggregate acquisition of automobile and other
        consumer receivables..........................  $   37,163     $   19,653     $  103,818     $   72,758

MORTGAGE BANKING

         In the third quarter of 1998, Rick R. Hagelstein, Executive Vice President and Director of Subsidiary Operations, was named chairman and CEO of Mortgage Corp. Mr. Hagelstein replaced Richard J. Gillen who elected to retire. Mr. Gillen will continue to serve on the Company's board of directors.

          Volatility of the interest rate environment produced a sharp drop in mortgage rates, causing a significant increase in the prepayment speed assumptions that are used to value mortgage servicing rights. This in turn resulted in a $29.2 million reduction in the value of this asset in 1998. The reduction in value was particularly significant in the servicing originated over the last year during which the Company's strategy was to retain, rather than sell, servicing in what was thought to be a historically low rate environment. During this period, the volatility in rates precluded the Company from hedging the value of servicing assets with any degree of certainty. Narrowing spreads during the quarter negatively impacted mortgage margins on warehouse inventory, where borrowing costs have not declined as rapidly as rates on originated mortgage loan assets. The overall profitability of the mortgage unit was further impacted by the costs incurred as the Company undertook a previously announced review of the strategic direction of this business line. Following such review the Company announced it would reduce the level of capital commitment to this business line. In accordance with this strategy, the Company has accepted a contract on the sale of approximately $3.5 billion of servicing, at a price of $52 million. The sale, which is anticipated to close in November, along with the disposition of the approximately $280 million of GNMA buyout loans, will resize the servicing portfolio to a level which provides the appropriate level of liquidity and profitability while supporting Mortgage Corp.'s loan origination platform. In addition, consistent with its previously announced strategy, the Company intends to sell, on a quarterly basis, a substantial portion of its servicing rights related to future production.

          The following table presents selected information regarding the revenues and expenses of the Company's mortgage banking business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                MORTGAGE BANKING
                             (DOLLARS IN THOUSANDS)

                                                                                       NINE MONTHS ENDED
                                                          THIRD QUARTER                   SEPTEMBER 30,
                                                   --------------------------      --------------------------
                                                      1998            1997            1998            1997
                                                   ----------      ----------      ----------      ----------
WAREHOUSE INVENTORY:
    Average inventory balance ...................  $1,196,205      $  273,101      $1,011,400      $  238,649
    Net mortgage warehouse income:
      Dollar amount .............................       2,796             702           6,913           1,994
      Annualized percentage of average
      inventory balance .........................        0.94%           1.03%           0.91%           1.11%
GAIN ON SALE OF MORTGAGE LOANS:
    Gain on sale of mortgage loans as a
      Percentage of loans sold:
      Residential ...............................        1.18%           1.39%           1.23%           1.24%
      Home equity ...............................        4.30%           4.17%           4.49%           4.18%
      Securitized Home Equity ...................          --              --            1.24%             --
    OMSR income as a percentage of residential
      Mortgage loans sold .......................        1.52%           1.40%           1.57%           1.39%
 SERVICING REVENUES:
    Average servicing portfolios:
      Residential ...............................  $7,663,877      $3,623,143      $6,683,534      $3,923,691
      Commercial ................................   1,383,653       1,746,772       1,577,506       1,069,334
      Sub-serviced ..............................   1,105,823         676,599       1,096,548         849,804
    Servicing fees:
      Residential ...............................  $    6,897      $    3,218      $   16,304      $    9,541
      Commercial ................................         247             275             732             528
      Sub-serviced ..............................         266             233             656             642
                                                   ----------      ----------      ----------      ----------
         Total ..................................  $    7,410      $    3,726      $   17,692      $   10,711
    Annualized servicing fee percentage:
      Residential ...............................        0.36%           0.36%           0.33%           0.32%
      Commercial ................................        0.07%           0.06%           0.06%           0.07%
      Sub-serviced ..............................        0.10%           0.14%           0.08%           0.10%
    Gain on sale of servicing rights ............          --              --              --      $    4,529
    Amortization of servicing rights:
      Servicing rights amortization .............  $    5,638      $    1,993      $   12,940      $    5,136
      Servicing rights amortization as a
         Percentage of average residential
         Servicing portfolio (annualized) .......        0.29%           0.22%           0.26%           0.18%
 PERSONNEL:
    Personnel expenses ..........................  $   19,029      $    9,095      $   49,180      $   22,668
    Number of personnel (at period end):
      Production ................................         529             305
      Servicing .................................         160             155
      Other .....................................         823             386
                                                   ----------      ----------
         Total ..................................       1,512             846
                                                   ==========      ==========

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

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                   PORTFOLIO ASSET ACQUISITION AND RESOLUTION
                             (DOLLARS IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                        THIRD QUARTER               SEPTEMBER 30,
                                                   ----------------------      ----------------------
                                                     1998          1997          1998          1997
                                                   --------      --------      --------      --------
GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
    Average investment:
      Nonperforming Portfolios ...............     $ 38,728      $ 78,047      $ 43,744      $ 59,405
      Performing Portfolios ..................       13,546        10,685        13,819         8,979
      Real estate Portfolios .................       14,746        20,147        16,892        21,968
    Gain on resolution of Portfolio Assets:
         Nonperforming Portfolios ............     $  1,181      $  3,388      $  5,071      $ 11,418
      Performing Portfolios ..................           --            --           299            --
      Real estate Portfolios .................          766           569         2,513         2,731
                                                   --------      --------      --------      --------
         Total ...............................     $  1,947      $  3,957      $  7,883      $ 14,149
                                                   ========      ========      ========      ========
    Interest income on performing Portfolios .     $    339      $    312      $  1,525      $  1,373
    Gross profit percentage on resolution of
      Portfolio Assets:
      Nonperforming Portfolios ...............        29.70%        29.12%        23.39%        32.69%
      Performing Portfolios ..................           --            --          7.99%           --
      Real estate Portfolios .................        21.62%        27.49%        20.72%        30.70%
      Weighted average gross profit percentage        25.89%        28.89%        20.99%        32.29%
      Interest yield on performing Portfolios
           (annualized) ......................        10.01%        11.68%        14.01%        20.39%
    SERVICING FEE REVENUES:
      Acquisition partnerships ...............     $    687      $  1,211      $  1,996      $  3,594
      Trust ..................................           --            --            --         6,800
      Affiliates .............................           82           276           170           475
                                                   --------      --------      --------      --------
         Total ...............................     $    769      $  1,487      $  2,166      $ 10,869
                                                   ========      ========      ========      ========
 PERSONNEL:
    Personnel expenses .......................     $  1,172      $  1,242      $  3,439      $  4,125
    Number of personnel (at period end):
      Production .............................           12            10
      Servicing ..............................           70            95
                                                   --------      --------
         Total ...............................           82           105
                                                   ========      ========
Interest expense:
         Average debt ........................     $ 74,301      $101,354      $ 73,826      $ 76,199
         Interest expense ....................        1,571         1,979         4,380         4,945
         Average yield (annualized) ..........         8.46%         7.81%         7.91%         8.65%

         The following chart presents selected information regarding the revenues and expenses of the Acquisition Partnerships.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                            ACQUISITION PARTNERSHIPS
                             (DOLLARS IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                       THIRD QUARTER             SEPTEMBER 30,
                                                   --------------------      --------------------
                                                    1998         1997         1998         1997
                                                   -------      -------      -------      -------
GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
    Gain on resolution of Portfolio Assets ...     $12,704      $ 9,294      $40,347      $28,852
      Gross profit percentage on resolution of
      Portfolio Assets .......................       37.84%       22.62%       33.29%       18.41%
    Interest income on performing Portfolios .       2,129        2,208        6,751        5,936
    Other income .............................       1,577          315        1,910        1,173
INTEREST EXPENSE:
         Interest expense ....................     $ 3,250      $ 2,287      $10,207      $ 8,445
         Average yield (annualized) ..........        7.99%        9.20%        7.28%        9.10%
OTHER EXPENSES:
         Servicing fees ......................     $ 1,148      $ 1,511      $ 3,933      $ 4,178
         Legal ...............................         711          667        1,696        1,891
         Property protection .................       1,679        1,056        3,673        3,322
         Other ...............................       1,580          617        8,474        1,431
                                                   -------      -------      -------      -------
           Total other expenses ..............       5,118        3,851       17,776       10,822
                                                   -------      -------      -------      -------
         NET EARNINGS ........................     $ 8,042      $ 5,679      $21,025      $16,694
                                                   =======      =======      =======      =======

CONSUMER LENDING

         The following chart presents selected information regarding the revenues and expenses of Consumer Corp.'s consumer lending business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                CONSUMER LENDING
                             (DOLLARS IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                THIRD QUARTER              SEPTEMBER 30,
                                             --------------------      --------------------
                                              1998         1997         1998         1997
                                             -------      -------      -------      -------
INTEREST INCOME:
    Average loans and investments:
      Auto ................................  $34,831      $41,576      $45,308      $48,007
      Investments .........................   31,586        6,917       23,219        3,460
    Interest income:
      Auto ................................  $ 1,783      $ 1,838      $ 6,256      $ 6,367
      Investments .........................      833          239        1,522          316
    Average yield (annualized):
      Auto ................................    20.47%       17.68%       18.41%       17.68%
      Investments .........................    10.55%       13.82%        8.74%       12.18%
SERVICING FEE REVENUES:
      Affiliates ..........................  $   765      $   224      $ 1,740      $   364
 PERSONNEL:
    Personnel expenses ....................  $ 1,149      $   784      $ 3,553      $ 1,881
    Number of personnel (at period end):
      Production ..........................       99           21
      Servicing ...........................      100           56
                                             -------      -------
         Total ............................      199           77
                                             =======      =======
INTEREST EXPENSE:
         Average debt .....................  $29,409      $16,016      $37,202      $33,230
         Interest expense .................      641          353        2,455        2,188
         Average yield (annualized) .......     8.72%        8.81%        8.80%        8.78%

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

THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

         The Company reported a loss before minority interest and preferred dividends of $38.8 million in the third quarter of 1998 compared to earnings of $16.4 million (including a deferred tax benefit of $16.2 million related to the Harbor merger) in the third quarter of 1997. The loss resulted primarily from a $28.7 million provision to reflect the reduction in the carrying value of the mortgage servicing rights of FirstCity's residential mortgage subsidiary. Loan loss and other asset provisions totaling $6.6 million, as well as narrowing interest margins on the mortgage loan warehouse also contributed to the quarterly loss. Net loss to common shareholders was $40.0 million for the third quarter of 1998 compared to earnings of $15.2 million for the third quarter of 1997. On a per share basis, basic net loss attributable to common shareholders was $4.84 for the third quarter of 1998 compared to net earnings of $2.33 for the third quarter of 1997. Diluted net loss per common share was $4.84 for the third quarter 1998 compared to net earnings of $2.30 ( a loss of $.16 excluding the deferred tax benefit) in 1997.

Mortgage Banking

         Mortgage Corp. experienced significant revenue growth in the third quarter of 1998 relative to 1997 increasing to $38.7 million from $18.8 million. The direct retail group ("Direct Retail") and the broker retail group ("Broker Retail") origination networks experienced substantial growth in levels of origination volume reflecting, in part, the level of capital that has been contributed to Mortgage Corp. by the Company following the Harbor Merger and relatively lower market interest rates on mortgage loans in 1998 compared to 1997. Such revenue growth was partially offset by increases in operating expenses associated with the increased levels of origination volumes.

         The Company entered the mortgage conduit business in August 1997 with the formation of FirstCity Capital Corporation ("Capital Corp."). Capital Corp. has generated interest revenue from its acquired Home Equity Loans, has incurred interest expense to finance the acquisition of such loans and has incurred general and administrative expenses in its start-up phase.

         Gain on sale of mortgage loans. Gain on sale of mortgage loans increased by 94% to $26.7 million in 1998 from $13.8 million in 1997. This increase was the result of substantial growth in the levels of residential mortgage loan origination generated principally by the Broker Retail network of Mortgage Corp. and, to a lesser extent, the Direct Retail network of Mortgage Corp., and the resulting sales of such loans to government agencies and other investors. The change in the gain on sale percentage is the result of the sale of approximately $2.1 billion of mortgage loans in 1998 (compared to $.9 billion in 1997) and the overall mix and pricing of the loans sold.

         Net mortgage warehouse income. Net mortgage warehouse income increased by 298% to $2.8 million in 1998 from $.7 million in 1997. This is the result of a significant increase in the average balance of loans held in inventory during the year partially offset by a decrease in the spread earned between the interest rate on the underlying mortgages and the interest cost of the warehouse credit facility.

         Servicing fee revenues. Servicing fee revenues increased by 99% to $7.4 million in 1998 from $3.7 million in 1997 as a result of an increase in the size of the servicing portfolio. The average residential servicing portfolio increased $4.0 billion over third quarter 1997, to a level of $7.7 billion, accounting for the majority of the increase in the servicing fee revenue.

         Other revenues. Other revenues increased by 184% to $1.7 million in 1998 from $.6 million in 1997. This increase resulted from the volume driven fee revenue associated with increased originations.

         Operating expenses. Operating expenses of Mortgage Corp. increased to $72.2 million in 1998 from $17.5 million in 1997. The provision for valuation of mortgage servicing rights (discussed earlier), the expansion of the Broker Retail and Direct Retail operation and the commencement of Capital Corp.'s operations in late 1997 contributed to the period to period increases.

         Salaries and benefits increased by $9.9 million in 1998 reflecting the 666 additional staff required to support the increase in origination volumes derived principally from the Broker Retail network and, to a lesser extent, the Direct Retail network, and the increase in the size and number of loans in the residential and commercial servicing portfolios in 1998.

         Amortization of mortgage servicing rights increased in 1998 as a result of the substantially larger investment in mortgage servicing rights in 1998. During the quarter the Company added $28.7 million to the provision for valuation of mortgage servicing rights, resulting in a total allowance of $29.8 million, or 18.5% of total mortgage servicing rights. A provision for losses on approximately $280 million of GNMA buyout loans scheduled for disposition and for residual interests totaled $2.1 million. Interest on other notes payable (the portion not associated with Mortgage Corp.'s warehouse credit facility) increased due to higher working capital borrowing's during 1998.

         Occupancy expense increased by $2.3 million in 1998 as the result of the opening or acquisition of several new offices in the Broker Retail and Direct Retail networks. Increases in data processing, communication and other expenses in 1998 resulted from the substantial increases in production and servicing volumes.

Portfolio Asset Acquisition and Resolution

         Commercial Corp. purchased $9.2 million of Portfolio Assets during the third quarter of 1998 for its own account and through the Acquisition Partnerships compared to $9.4 million of acquisitions in the third quarter of 1997. Commercial Corp.'s quarter end investment in Portfolio Assets decreased to $63.3 million in 1998 from $90.0 million in 1997. Commercial Corp. invested $2.7 million in equity in Portfolio Assets in 1998 compared to $5.3 million in 1997.

         Net gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets decreased by 45% to $ 7.5 million in 1998 from $13.7 million in 1997. The net gain on resolution of Portfolio Assets decreased by 51% to $1.9 million in 1998 from $4.0 million in 1997 as the result of reduced collections and lower gross profit percentage in 1998. The weighted average gross profit percentage on the resolution of Portfolio Assets in 1998 was 25.9% as compared to 28.9% in 1997.

         Equity in earnings of Acquisition Partnerships. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships decreased by 18% to $33.6 million in 1998 from $41.1 million in 1997 while the gross profit percentage increased to 37.8% in 1998 from 22.6% in 1997. Other expenses of the Acquisition Partnerships increased by $1.3 million in 1998 generally reflecting costs associated with the resolution of Portfolio Assets in Europe which generated proceeds of $17.8 million. The net result was an overall increase in the net income of the Acquisition Partnerships of 42% to $8.0 million in 1998 from $5.7 million in 1997. As a result, Commercial Corp.'s equity earnings from Acquisition Partnerships increased by 70% to $3.1 million in 1998 from $1.8 million in 1997.

         Servicing fee revenues. Servicing fees decreased by 48% to $.8 million in 1998 from $1.5 million in 1997 as a result of lower domestic collection levels in the Acquisition Partnerships and affiliated entities.

         Operating expenses. Operating expenses declined to $4.6 million in 1998 from $5.5 million in 1997 primarily as a result of reduced interest expense and lower asset level expenses.

         Salaries and benefits declined in 1998 as a result of the closing of some of the servicing offices following the resolution of the portfolios serviced by such offices.

         Interest on other notes payable declined by $.4 million in 1998 due to a decrease in the average outstanding debt during the period.

         Asset level expenses incurred in connection with the servicing of Portfolio Assets decreased in 1998 as a result of lower investments in Portfolio Assets in 1998. Occupancy and other expenses decreased as a result of the consolidation of servicing offices in 1998.

Consumer Lending

         Consumer Corp.'s revenues and expenses in 1997 were derived principally from its original sub-prime automobile financing program. Consumer Corp. terminated its obligations to the financial institutions participating in such program effective as of January 31, 1998. In late 1997 Consumer Corp., through its 80% owned subsidiary, Funding Corp., established a new sub-prime automobile financing program which originates automobile loans through direct relationships with franchised automobile dealerships. Substantially all of Consumer Corp.'s activities have been, and are expected to continue to be, conducted through Funding Corp. during 1998.

         Interest and other income. Interest income increased 22% in the third quarter of 1998 as compared to the third quarter of 1997 primarily due to the increased level of residual interest income on securitized assets. Other income increased by $.9 million due to an increase in service fee revenues from securitization trusts.

         Interest expense. Interest expense increased by 82% or $.3 million in 1998 from 1997 as a result of an increase in the average outstanding level of borrowing's secured by automobile receivables to $29.4 million in 1998 from $16.0 million in 1997. The average rate at which such borrowing's incurred interest decreased to 8.72% from 8.81% for the same period.

         Operating expenses. Salaries and benefits increased by 47% to $1.1 million in 1998 from $.8 million in 1997 as a result of the increased levels of operating activity in 1998. Other expenses increased $.8 million due to the growth of the origination and servicing operations.

         Provision for loan losses and residual interests. The provision for loan losses on automobile receivables decreased by 24% to $1.6 million in 1998 from $2.1 million in 1997. Consumer Corp. previously increased its rate of provision for loan losses based on its determination that the discount rate at which it acquired loans under its prior origination program did not properly provide for the losses expected to be realized on the acquired loans. The origination program currently operated by Funding Corp. generally allows for the acquisition of loans from automobile dealerships at a larger discount from par than Consumer Corp.'s original financing program. The Company believes that such acquisition prices more closely approximate the expected loss per occurrence on the loans originated. To the extent that Funding Corp. cannot match such discount to expected losses, additional provisions might, in the future, be required to properly provide for the risk of loss on the loans originated. However, the provisions for loan losses recognized by the Company during 1998 are primarily attributable to loans acquired through its previous origination program. In addition, Consumer Corp. provided $3.0 million in 1998 for anticipated losses related to the retained interests in securitizations. This provision is primarily a result of Consumer Corps.'s review and increase of the underlying loss assumptions from a range of 13-14% to 16-18% based upon actual performance of the securitized assets.

Other Items Affecting Net Earnings

         The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

         Corporate overhead. Company level interest expense increased by $.9 million due to a higher level of corporate borrowings. Other corporate income decreased due to lower levels of interest earned on excess liquidity. Salary and benefits, occupancy and professional fees account for the majority of other overhead expenses, which remained relatively flat compared to 1997.

         Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income and are offset by NOLs that the Company believes are available to it. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax benefit in the third quarter of 1998 as compared to a benefit of $16.2 million (related to the Harbor merger) in the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         The Company reported a loss before minority interest and preferred dividends of $25.4 million in the first nine months of 1998 (including a $1.5 million deferred tax benefit) compared to earnings of $30.1 million (including a $16.8 million deferred tax benefit) in the first nine months of 1997. Net loss to common shareholders was $29.6 million in the first nine months of 1998 compared to net earnings of $25.6 million in the first nine months of 1997. On a per share basis, basic net loss attributable to common shareholders was $4.03 in the first nine months of 1998 compared to net earnings of $3.93 in the first nine months of 1997. Diluted net loss per common share was $4.03 in the first nine months of 1998 compared to net earnings of $3.89 ($1.33 excluding the deferred tax benefit) in the first nine months of 1997. The 1997 results reflect the positive effect of the $6.8 million, or $1.03 per share, payment from the Trust in settlement of the Investment Management Agreement.

Mortgage Banking

         Gain on sale of mortgage loans. Gain on sale of mortgage loans increased by 178% to $75.3 million in the first nine months of 1998 from $27.1 million in the first nine months of 1997. This increase was the result of substantial growth in the levels of residential mortgage loan origination generated principally by the Broker Retail network of Mortgage Corp. and, to a lesser extent, the Direct Retail network of Mortgage Corp., and the resulting sales of such loans to government agencies and other investors. The increase in the gain on sales recognized is the result of the sale of approximately $5.7 billion of mortgage loans in 1998 (compared to $1.9 billion in 1997) and the overall mix and pricing of the loans sold.

         Net mortgage warehouse income. Net mortgage warehouse income increased by 247% to $6.9 million in 1998 from $2.0 million in 1997. This is the result of a significant increase in the average balance of loans held in inventory during the year, offset by a decrease in the spread earned between the interest rate on the underlying mortgages and the interest cost of the warehouse credit facility as the overall levels of interest rates on residential mortgage loans reached their lowest levels in several years.

         Servicing fee revenues. Servicing fee revenues increased by 65% to $17.7 million in 1998 from $10.7 million in 1997 as a result of an increase in the size of the servicing portfolio. Mortgage Corp. substantially increased its commercial mortgage servicing portfolio and its ability to originate commercial mortgage loans for correspondents and conduit lenders with the purchase, in the second quarter of 1997, of MIG.

         Other revenues. Other revenues decreased by 29% to $5.3 million in 1998 from $7.5 million in 1997. This decrease resulted primarily from Mortgage Corp.'s decision to retain, rather than sell, servicing rights in 1998. The sale of servicing rights in 1997 resulted in a gain on sale of $4.5 million.

         Operating expenses. Operating expenses of Mortgage Corp. increased to $129 million in 1998 from $43.6 million in 1997. The provision for valuation of mortgage servicing rights, expansion of the Broker Retail and Direct Retail operation and the commencement of Capital Corp.'s operations in late 1997 contributed to the period to period increases. The acquisition of MIG in 1997, which was accounted for as a purchase by Mortgage Corp., produced higher relative totals for all components of Mortgage Corp.'s operating expenses in 1998.

         Salaries and benefits increased by $26.5 million in 1998 reflecting the additional staff required to support the increase in origination volumes derived principally from the Broker Retail network and, to a lesser extent, the Direct Retail network, and the increase in the size and number of loans in the residential and commercial servicing portfolios in 1998.

         Amortization of mortgage servicing rights increased in 1998 as a result of the substantially larger investment in mortgage servicing rights in 1998. The provision for valuation of mortgage servicing rights totaled $29.2 million. A provision for losses on approximately $280 million of GNMA buyout loans scheduled for disposition and for residual interests totaled $2.1 million. Interest on other notes payable (the portion not associated with Mortgage Corp.'s warehouse credit facility) increased due to higher working capital borrowings during 1998.

         Occupancy expense increased by $5.3 million in 1998 as the result of the opening or acquisition of several new offices in 1997 in the Broker Retail and Direct Retail networks. Increases in data processing, communication and other expenses in 1998 resulted from the substantial increases in production and servicing volumes.

Portfolio Asset Acquisition and Resolution

         Commercial Corp. purchased $79.0 million of Portfolio Assets during the first nine months of 1998 for its own account and through the Acquisition Partnerships compared to $67.6 million of acquisitions in the first nine months of 1997. Commercial Corp.'s quarter end investment in Portfolio Assets decreased to $63 million in 1998 from $90 million in 1997. Commercial Corp. invested $19.6 million in equity in Portfolio Assets in 1998 compared to $17.6 million in 1997.

         Net gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets decreased 14% from 1997. The net gain on resolution of Portfolio Assets decreased by 44% to $7.9 million in 1998 from $14.1 million in 1997 as the result of a lower gross profit percentage in 1998. The weighted average gross profit percentage on the resolution of Portfolio Assets in 1998 was 21.0% as compared to 32.3% in 1997.

         Equity in earnings of Acquisition Partnerships. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships decreased by 23% to $121 million in 1998 from $157 million in 1997 while the gross profit percentage increased to 33.3% in 1998 from 18.4% in 1997. Other expenses of the Acquisition Partnerships increased by $7.0 million in 1998 generally reflecting costs associated with the resolution of Portfolio Assets in Europe which generated proceeds of $76 million. The net result was an overall increase in the net income of the Acquisition Partnerships of 26% to $21.0 million in 1998 from $16.7 million in 1997. As a result, Commercial Corp.'s equity earnings from Acquisition Partnerships increased by 28% to $7.8 million in 1998 from $6.1 million in 1997.

         Servicing fee revenues. Servicing fees reported during 1997 included the receipt of a $6.8 million cash payment related to the early termination of a servicing agreement between the Company and the Trust, under which the Company serviced the assets of the Trust. The $6.8 million payment represents the present value of servicing fees projected to have been earned by Commercial Corp. upon liquidation of the Trust assets, which was expected to occur principally in 1997. Excluding fees related to Trust assets, servicing fees decreased by 47% to $2.2 million in 1998 from $4.1 million in 1997 as a result of lower domestic collection levels in the Acquisition Partnerships and affiliated entities.

         Other revenues. Other revenues were relatively flat period to period.

         Operating expenses. Operating expenses declined to $13.9 million in 1998 from $17.6 million in 1997 primarily as a result of reduced salaries and benefits, lower asset level expenses and reduced amortization expense.

         Salaries and benefits declined in 1998 as a result of the consolidation of some of the servicing offices (Portfolios being serviced in the closed offices reached final resolution).

         Interest on other notes payable declined by $.7 million in 1998.

         Asset level expenses incurred in connection with the servicing of Portfolio Assets decreased in 1998 as a result of lower investments in Portfolio Assets in 1998. Occupancy and other expenses decreased as a result of the consolidation of servicing offices in 1998.

Consumer Lending

         Gain on sale of automobile loans. Year to date gains on the sale of automobile loans totaled $2.4 million.

         Interest and other income. Interest income increased by 12% to $8.0 million in the first nine months of 1998 from $7.1 million in the first nine months of 1997, reflecting higher levels of loan origination activity in 1998 and an increase in the average balance of investments held by Consumer Corp. during 1998. Other income increased $1.7 million due to increased service fee revenue from securitization trusts.

         Interest expense. Interest expense was relatively flat period to period.

         Operating expenses. Salaries and benefits increased by 89% to $3.6 million in 1998 from $1.9 million in 1997 as a result of the increased levels of operating activity in 1998. Other expenses increased $2.0 million due to the growth in the origination and servicing operations.

         Provision for loan losses and residual interests. The provision for loan losses on automobile receivables was flat period to period. The provision for losses on residual interests totaled $3.0 million in 1998. This provision is primarily a result of Consumer Corp.'s review and increase of the underlying loss assumptions from a range of 13-14% to 16-18% based upon actual performance of the securitized assets.

Other Items Affecting Net Earnings.

         The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

         Corporate overhead. Interest income on the Class A Certificate during 1997 represents reimbursement to the Company from the Trust of dividends through June 30, 1997, of $3.2 million on special preferred stock and interest paid under a June 1997 agreement to retire the Class A Certificate. Company level interest expense increased to $2.1 million in the first nine months of 1998 from $1.0 million in the first nine months of 1997 as a result of higher volumes of debt associated with the equity required to purchase Portfolio Assets, equity interests in Acquisition Partnerships and capital support to operating subsidiaries. Other corporate income increased due to recognition of deferred premium related to the early redemption of special preferred stock. Salary and benefits, occupancy and professional fees account for the majority of other overhead expenses, which decreased in 1998 compared to 1997, as a result of lower executive and other officer bonuses granted in 1998.

         Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income and are offset by NOLs that the Company believes are available to it. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company reported a deferred tax benefit of $1.5 million in the first nine months of 1998 as compared to a benefit of $16.8 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Generally, the Company requires liquidity to fund its operations and for working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to the Acquisition Partnerships, investments in expanding businesses to support their growth, retirement of and dividends on preferred stock, and other investments by the Company. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt and dividends from the Company's subsidiaries, short-term borrowings from revolving lines of credit, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

         In September 1998, the remaining special preferred stock was redeemed for $14.7 million plus accrued dividends. On July 17, 1998 the Company filed a shelf registration statement with the Securities and Exchange Commission which allows the Company to issue up to $250 million in debt and equity securities from time to time in the future. The registration statement became effective July 28, 1998. As of September 30, 1998 no securities have been issued under this registration statement. In May 1998, the Company closed the public offering of 1,542,150 shares of FirstCity common stock, of which 341,000 shares were sold by selling shareholders. Net proceeds (after expenses) of $34.1 million were used to retire debt. In June 1998, the Company received $11.8 million from the exercise of warrants.

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

         Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of September 30, 1998 the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $2.2 billion and outstanding borrowings of $1.5 billion. The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties and the outstanding borrowings under such facilities as of September 30, 1998.

                                CREDIT FACILITIES


                                              OUTSTANDING
                             PRINCIPAL      BORROWINGS AS OF
                              AMOUNT       SEPTEMBER 30, 1998    INTEREST RATE                 OTHER TERMS AND CONDITIONS
                              ------       ------------------    -------------                 --------------------------
                                                                  (DOLLARS IN MILLIONS)
FIRSTCITY
  Company Credit                                                 Prime or                      Secured by the assets of the
    Facility..............      $90                $81           LIBOR + 2.625%                Company, expires April 30,
                                                                                               1999

  Term fixed asset
    facility..............       .8                 .8           Fixed 9.25%                   Secured by certain fixed assets,
                                                                                               expires January 1, 2001

MORTGAGE CORP.
  Warehouse facility......      851                813           LIBOR + 0.5% TO 2.5%          Revolving line to warehouse
                                                                                               residential mortgage loans,
                                                                                               expires March 31, 1999
 Supplemental warehouse
    facility..............       36                 33           LIBOR + 0.5% TO 2.25%         Revolving line to warehouse
                                                                                               residential mortgage loans and
                                                                                               related receivables, expires
                                                                                               March 31, 1999
 FNMA warehouse
    facility..............      700                254           Fed Funds + 0.5% TO 1.0%      Open facility to fund committed
                                                                                               loans to FNMA and other

  Operating line..........       48                 45           LIBOR + 2.25%                 Revolving operating line secured
                                                                                               by the unencumbered assets of
                                                                                               Harbor, expires December 15,
                                                                                               2002

CAPITAL CORP.
  Warehouse facility......      200                135           LIBOR + 0.75%                 Repurchase agreement to
                                                                                               facilitate the acquisition of
                                                                                               Home Equity Loans, expires
                                                                                               March 30, 1999

Warehouse facility........       48                 37           LIBOR +0.85%TO 3.00%          Repurchase agreement to
                                                                                               facilitate the acquisition of
                                                                                               Home Equity Loans, renewable
                                                                                               monthly

COMMERCIAL CORP.
  Portfolio acquisition                                                                        Acquisition facility to acquire
    facility..............      100                 24           LIBOR + 2.5%                  Portfolio Assets, expires
                                                                                               February 28, 1999
                                                                                               (includes $14 million advanced
                                                                                               to unconsolidated Acquisition
                                                                                               Partnerships)

                                              OUTSTANDING
                             PRINCIPAL      BORROWINGS AS OF
                              AMOUNT       SEPTEMBER 30, 1998    INTEREST RATE                 OTHER TERMS AND CONDITIONS
                              ------       ------------------    -------------                 --------------------------
                                                                  (DOLLARS IN MILLIONS)

  French acquisition
    facility..............       15                 10           French franc LIBOR + 3.5%     Acquisition facility to fund
                                                                                               equity investments in French
                                                                                               Portfolio Assets, expires March
                                                                                               31, 1999.  Guaranteed by
                                                                                               Commercial Corp. and the
                                                                                               Company.

  Term facility ..........       14                 14           Prime + 7%                    Term facility to finance the
                                                                                               purchase of mortgage  servicing
                                                                                               rights from Mortgage Corp.,
                                                                                               expires October 30, 1998.
                                                                                               Guaranteed by the Company
                                                                                               (facility was repaid at expiration
                                                                                               date)

  Term acquisition
    facilities............       35                 35           Fixed AT 7.66%                Acquisition facilities for existing
                                                                                               Portfolio Assets.  Secured by
                                                                                               portfolio assets. Expires June 5,
                                                                                               2002

CONSUMER CORP.
  Warehouse facility......       70                 41           LIBOR + 3%                    Revolving line secured by
                                                                                               automobile receivables, expires
                                                                                               May 31, 1999

UNCONSOLIDATED
ACQUISITION PARTNERSHIPS                                                                       Senior and subordinated loans
Term acquisition                                                 Fixed at 7.51% TO 10.17%,     secured by Portfolio Assets,
  facilities..............                                       LIBOR + 3% TO 6.5% and        various maturities
                                123                123           Prime + 2% TO 7%

--------------------------



YEAR 2000 COMPLIANCE

         The Year 2000 could have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company has established an enterprise-wide program to prepare its computer systems and applications for the Year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Company has completed the majority of its reprogramming, and testing efforts will be substantially concluded by December 31, 1998. Further validation through testing will be conducted throughout 1999.

         The Company relies on in-house data processing, computer programming and third party vendors for all business lines. Mortgage Corp.'s primary data processing vendor, Alltel, Inc., has a history of producing high quality banking applications and has assured the Company that its core applications will be capable of handling the Year 2000. Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires have been sent to substantially all of the Company's vendors to certify that plans are being developed to address the Year 2000 issue. The returned questionnaires are currently being assessed by the Company, and are being categorized based upon readiness for the Year 2000 issues and prioritized in order of significance to the business of the Company. To the extent that business-critical vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed. The Company intends to make every reasonable effort to assess the Year 2000 readiness of these critical business partners and to create action plans to address the identified risks.

         The Company has completed an assessment of the Year 2000 compliance status of all information technology and noninformation technology equipment and will address the Year 2000 compliance of such equipment By December 31, 1998.

         Testing and remediation of all of the Company's systems and applications are expected to cost in the aggregate approximately $400,000, $150,000 of which had been incurred as of September 30, 1998. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

         The Company does not believe the costs and efforts related to the Year 2000 compliance project will be material to its financial position or results of operations. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. Unanticipated failures by critical vendors, as well as the failure by the Company to execute its own remediation efforts, could have a material adverse effect on the cost of the project and its completion date. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risk.

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

              4.1 Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995)

              4.2 Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company (incorporated herein by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

              4.3     Bylaws of the Company (incorporated herein by reference to
                      Exhibit 3.2 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18,
                      1995)

              4.4 Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor Financial Mortgage Company Employees Pension Plan, Lindsey Capital Corporation, Ed Smith and Thomas E. Smith (incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1997)


              27.1 Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q being submitted to the Securities and Exchange Commission. Exhibit 27.1 shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Act of 1934, as amended, or Section 323 of the Trust Indenture Act of 1939, as amended, or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.)


         (b)  Reports on Form 8-K.

              The Company filed the following Current Reports on Form 8-K, with the Commission during the third quarter of 1998:

              1.  Form 8-K dated July 6, 1998:

                      Items reported:   Item 5 (Other Events)

              2.  Form 8-K dated July 30, 1998:

                      Items reported: Item 5 (Other Events)

              3.  Form 8-K dated August 24, 1998:

                      Items reported: Item 5 (Other Events)

              4.  Form 8-K dated August 28, 1998:

                      Items reported: Item 5 (Other Events)

              5.  Form 8-K dated September 11, 1998:

                      Items reported: Item 5 (Other Events)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIRSTCITY FINANCIAL CORPORATION

                                  By      /s/ Matt A. Landry, Jr.
                                          --------------------------------------
                                  Name:   Matt A. Landry, Jr.
                                  Title:  Executive Vice President and Chief
                                          Administrative Officer
                                          (Duly authorized officer and principal
                                          financial officer of the Registrant)

                                  By      /s/Gary H. Miller
                                          --------------------------------------
                                  Name:   Gary H. Miller
                                  Title:  Senior Vice President and Chief
                                          Financial Officer
                                          (Duly authorized officer and principal
                                          accounting officer of the Registrant)

Dated: November 16, 1998

                                 EXHIBIT INDEX


       EXHIBIT
       NUMBER     DESCRIPTION
       -------    -----------
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

         4.1      Amended and Restated Certificate of Incorporation of the
                  Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995)

         4.2 Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company (incorporated herein by reference to
                  Exhibit 4.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

         4.3 Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated
                  July 3, 1995 filed with the Commission on July 18, 1995)

         4.4      Registration Rights Agreement, dated July 1, 1997, among the
                  Company, Richard J. Gillen, Bernice J. Gillen, Harbor
                  Financial Mortgage Company Employees Pension Plan, Lindsey
                  Capital Corporation, Ed Smith and Thomas E. Smith
                  (incorporated herein by reference to Exhibit 4.3 of the Company's Annual Report on Form 10- K for the fiscal year ended December 31, 1997)

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