Form 10-K405
period 1998-12-31
FIRSTCITY FINANCIAL CORP
filed 1999-03-31
CIK 828678

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

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

                              TITLE OF EACH CLASS
                          Common Stock, par value $.01
                 Adjusting Rate Preferred Stock, par value $.01

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The number of shares of common stock outstanding at February 1, 1999 was 8,287,959. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of the common stock on the NASDAQ National Market System, was approximately $80,646,913.

                      DOCUMENTS INCORPORATED BY REFERENCE

PART OF                                               FORM 10-K
-------                                               ---------
Notice of Annual Meeting and Proxy Statement for the
  1999 Annual Meeting of Shareholders...............     III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FIRSTCITY FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   30
Item 3.   Legal Proceedings...........................................   30
Item 4.   Submission of Matters to a Vote of Security Holders.........   31
PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   31
Item 6.   Selected Financial Data.....................................   32
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   32
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   64
Item 8.   Financial Statements and Supplementary Data.................   66
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  104
PART III
Item 10.  Directors and Executive Officers of the Registrant..........  104
Item 11.  Executive Compensation......................................  104
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................  104
Item 13.  Certain Relationships and Related Transactions..............  104
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................  104

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

                                     PART I
ITEM 1. BUSINESS.

GENERAL

     The Company is a diversified financial services company headquartered in Waco, Texas with over 100 offices throughout the United States and a presence in France, Mexico, and Japan. The Company began operating in 1986 as a specialty financial services company focused on acquiring and resolving distressed loans and other assets purchased at a discount relative to the aggregate unpaid principal balance of the loans or the appraised value of the other assets ("Face Value"). To date the Company has acquired, for its own account and through various affiliated partnerships, pools of assets of single assets (collectively referred to as "Portfolio Assets" or "Portfolios") with a Face Value of approximately $3.5 billion. In 1996, the Company adopted a growth strategy to diversify and expand its financial services business. To implement its growth strategy, the Company has acquired or established several businesses in the financial services industry, building upon its core strength and expertise as one of the earliest participants in the business of acquiring and resolving distressed financial assets and other assets. The Company's servicing expertise, which it has developed largely through the resolution of distressed assets, is a cornerstone of its growth strategy. Today the Company is engaged in three principal businesses: (i) residential and commercial mortgage banking; (ii) Portfolio Asset acquisition and resolution; and (iii) consumer lending.

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

BACKGROUND

     The Company began operating in the financial service business in 1986 as a purchaser of distressed assets from the Federal Deposit Insurance Corporation ("FDIC"). From its original office in Waco, Texas, with a staff of four professionals, the Company's asset acquisition and resolution business grew to become a significant participant in an industry fueled by the problems experienced by banks and thrifts throughout the United States. In the late 1980s, the Company also began acquiring assets from healthy financial institutions interested in eliminating nonperforming assets from their portfolios. The Company began its relationship with Cargill Financial Services Corporation ("Cargill Financial") in 1991. Since that time, the Company and Cargill Financial have formed a series of Acquisition Partnerships through which they have jointly acquired over $2.7 billion in Face Value of distressed assets. By the end of 1994, the Company had grown to nine offices with over 180 professionals and had acquired portfolios with assets in virtually every state.

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

MORTGAGE BANKING

  General

     The Company engages in the mortgage banking business through two principal subsidiaries, FirstCity Financial Mortgage Corporation ("Mortgage Corp.") and FC Capital Corp. ("Capital Corp."). Mortgage Corp. is a direct retail and broker retail mortgage bank, which originates, purchases, sells and services residential and commercial mortgage loans through more than 70 offices throughout the United States. The Company acquired Mortgage Corp. (then named Harbor Financial Group, Inc.) by merger in July 1997 (the "Harbor Merger"). Mortgage Corp. which was formed as a subsidiary of a savings and loan association in 1983, completed a management led buy-out of the ownership of Mortgage Corp. in 1987 and continued to expand through acquisitions and internal growth. Many of Mortgage Corp.'s acquisitions represented opportunistic situations whereby it was able to acquire origination capability or servicing portfolios from the FDIC, the Resolution Trust Corporation ("RTC") or other sellers of distressed assets. Mortgage Corp. conducts its residential and commercial mortgage banking and servicing business primarily through its subsidiaries Harbor Financial Mortgage Corporation ("Harbor") and New America Financial, Inc. ("New America"). Mortgage Corp. ranks among the 50 largest mortgage banks in the United States.

     Capital Corp. was formed in 1997 to acquire, originate, warehouse, securitize and service residential mortgage loans to borrowers who have significant equity in their homes and who generally do not satisfy the more rigid underwriting standards of the traditional residential mortgage lending market (referred to herein as "Home Equity Loans"). These loans are extended to borrowers who demonstrate an ability and willingness to repay credit, but who might have experienced an adverse event, such as job loss, illness or divorce, or have had past credit problems such as delinquency, bankruptcy, repossession or charge-offs. Such an event normally will temporarily impair a borrower's credit rating such that the borrower will not qualify as a prime borrower from a traditional mortgage lender that concentrates on prime credit quality conventional conforming loans. Capital

Corp. has acquired $366 million such loans from formation through December 31, 1998 and has securitized approximately $321 million of such product through two securitizations in 1998.

     The Company owns 80% of the outstanding stock of Capital Corp. with Capital Corp.'s senior management owning the remaining 20%. This ownership structure aligns the interests of the key management team of Capital Corp. with those of the Company. The Company became acquainted with Capital Corp.'s management team during their tenure as senior management for a Wall Street firm's mortgage conduit and structured finance division. This team has demonstrated to the Company a disciplined approach to growing a business where the emphasis is on credit quality and sound operating standards. The Company and the management shareholders of Capital Corp. entered into a shareholders' agreement in connection with the formation of Capital Corp. in August 1997. Commencing on the fifth anniversary of such agreement, the Company and the management shareholders have put and call options with respect to the stock of Capital Corp. held by the other party at a mutually agreed upon fair market value.

  Residential Mortgage Banking

     Products and Services

     Mortgage Corp. originates and purchases both fixed rate and adjustable rate mortgage loans, primarily secured by first liens on single family residences. The majority of the residential loans originated by Mortgage Corp. are conventional conforming loans that qualify for sale to Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"). Additionally, Mortgage Corp. originates loans insured by the Federal Housing Administration ("FHA") and the Farmers Home Administration ("FMHA") and loans guaranteed by the Veterans Administration ("VA"). These loans qualify for inclusion in guarantee programs sponsored by the Government National Mortgage Association ("GNMA"). Substantially all the conventional conforming loans are originated with loan-to-value ratios at or below 80% unless the borrower obtains private mortgage insurance. The Company also originates a number of other mortgage loan products to respond to a variety of customer needs. These products include:

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

     - First and second lien residential home equity lines of credit.

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

     In 1996, Mortgage Corp. implemented a program to supplement its conventional conforming loans by offering Home Equity Loans. Mortgage Corp.'s customers use the proceeds of Home Equity Loans to finance home purchases and improvements, debt consolidation, education and other consumer needs. Approximately 93.5% of the Home Equity Loans originated by Mortgage Corp. in 1998 were secured by first mortgages. In addition to originating Home Equity Loans, the Company also operates a mortgage conduit business through its subsidiary Capital Corp., which acquires Home Equity Loans individually and in bulk from several independent loan origination sources.

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

     Home equity line of credit ("HELOC") products are secured loans that provide the borrower with the flexibility to access funds up to the approved limit over the life of the loan. Both the balance and the interest rate, which is typically tied to the bank prime rate, are variable. The balance can revolve over a predetermined period (10-15 years). At the end of this revolving period, the balance is frozen and becomes due and payable in the form of a balloon payment or begins to amortize over a fixed period of time. Interest is computed on a daily accrual basis.

     Historically, through various other subsidiaries and affiliates, Mortgage Corp. conducted business in a number of areas related to its principal mortgage business. These businesses included property management, property appraisal and inspections, and financial advisory services. Under management contracts, an affiliate of Mortgage Corp. provided management and administrative services to an insurance agency, which offers complete lines of personal, commercial and property insurance products, and a company providing outside services for title escrow and insurance services. None of these businesses historically contributed a significant portion of the Company's earnings, and have been discontinued.

     Loan Origination

     General. Mortgage Corp. originates and acquires mortgage loans through a direct retail group ("Direct Retail") that operates principally within Harbor, and a broker retail group ("Broker Retail") whose activities are conducted through New America. Mortgage Corp. believes that the Direct Retail and Broker Retail origination channels offer distinct advantages and seeks to expand the operations of both channels. In the Broker Retail business, customers conduct a substantial portion of their business with an independent broker who will present a relatively complete loan application to the Broker Retail account executives for consideration. Broker Retail mortgage loan origination is cost effective because it involves reduced fixed overhead costs for items such as offices, furniture, computer equipment and telephones, or additional personnel costs, such as loan officers and loan processors. By limiting the number of offices and personnel needed to generate production, Mortgage Corp.'s Broker Retail business transfers a portion of the overhead burden of mortgage origination to the independent mortgage loan brokers. As a result, through its Broker Retail network, Mortgage Corp. is able to match its loan origination costs more closely with loan origination volume so that a substantial portion of its loan origination costs are variable rather than fixed. In addition, Broker Retail affords management the flexibility to expand or contract production capacity as market conditions warrant. As of December 31, 1998, Broker Retail employed 170 account executives working in 34 offices and operating in 17 states. Broker Retail account executives work with and through a group of approximately 9,700 independent mortgage loan brokers, approximately 5,800 of whom closed loans through the Broker Retail network in 1998.

     A customer of the Direct Retail business works with an employee of Mortgage Corp. throughout the entire loan origination process. Direct Retail loan origination offers the advantage of greater fee retention to compensate for higher fixed operating costs. It also facilitates the formation of direct relationships with customers, which tends to create a more sustainable loan origination franchise and results in increased control over the lending process and the refinance activity that is becoming more prevalent in the mortgage industry. As of December 31, 1998, Direct Retail employed 150 loan officers, who were supported by 87 loan processing staff and 185 loan underwriting staff, all of whom are employees of Mortgage Corp. The Direct Retail group operates through 36 branches located in 11 states.

     As a complement to its Direct Retail and Broker Retail businesses, the Company operates a mortgage conduit business through Capital Corp. Capital Corp. acquires Home Equity Loans from third-party origination sources for securitization. Capital Corp. was formed in August 1997 and, as of December 31, 1998, had 42 employees.

     Broker Retail. Mortgage Corp. entered into the Broker Retail business through the acquisition of New America in July 1994. At the time of the acquisition, New America had offices in Dallas, Texas and Fort Lauderdale, Florida. Since becoming a part of Mortgage Corp., New America has expanded to its present complement of 36 offices. Broker Retail account executives work with and through independent mortgage loan brokers to identify lending opportunities for the various loan products offered by Mortgage Corp.

     In arranging mortgage loans, independent mortgage loan brokers act as intermediaries between prospective borrowers and Mortgage Corp. Mortgage Corp. is an approved FHMA, FHLMC and GNMA seller/ servicer and has access to private investors as well, which provides brokers access to the secondary market for the sale of mortgage loans that they otherwise could not access because they do not meet the applicable seller/ servicer net worth requirements. Mortgage Corp. attracts and maintains relationships with mortgage brokers by offering a variety of competitive and responsive services as well as a variety of mortgage loan products at competitive prices. Mortgage Corp.'s relationship with these independent mortgage brokers differs from traditional wholesale purchases in that Mortgage Corp. underwrites and funds substantially all of the loans funded through the Broker Retail channel in its own name.

     Separately, the Broker Retail channel conducts a whole loan pool acquisition business. In most cases, the loans purchased in bulk are underwritten by the seller-originator to FHA, FMHA, VA, FNMA or FHLMC underwriting standards, with the seller warranting that such loans comply with such standards. Mortgage Corp. employs quality review procedures prior to purchase in an effort to ensure that the loans acquired in bulk purchases meet such standards. See "-- Underwriting." During 1998, bulk acquisitions of loans constituted less than 1% of Broker Retail production.

     The following table presents the number and dollar amount of Broker Retail production, including bulk acquisitions, for the periods indicated.

               BROKER RETAIL RESIDENTIAL MORTGAGE LOAN PRODUCTION

                                                                      FISCAL YEAR(1)
                                                           ------------------------------------
                                                              1998         1997         1996
                                                           ----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Conventional Loans:
  Volume of loans........................................  $5,836,697   $2,222,232   $1,270,497
  Number of loans........................................      44,015       18,332       11,665
FHA/VA/FMHA Loans:
  Volume of loans........................................  $1,093,774   $  273,336   $   55,917
  Number of loans........................................       9,583        2,741          632
Home Equity Loans:
  Volume of loans........................................  $  387,828   $  178,492   $    6,583
  Number of loans........................................       5,241        2,423          183
Total Production:
  Volume of loans........................................  $7,318,299   $2,674,060   $1,332,997
  Number of loans........................................      58,839       23,496       12,480

---------------

(1) 1996 data is for the 12 months ended September 30, the fiscal year end for Mortgage Corp. prior to the Harbor Merger; data for all other years is for the 12 months ended December 31.

     Direct Retail. The Direct Retail group originates mortgage loans using direct contact with consumers and operates through a network of 36 branches located in Texas, Oklahoma, Pennsylvania, Virginia, West Virginia, Maryland, Florida, Washington, Arizona, Colorado and Illinois. The marketing efforts of the Direct Retail group are focused on the loan origination activities of retail loan officers located in the branch offices. These loan officers identify prospective customers through contacts within their local markets by developing relationships with real estate agents, large employers, home builders, commercial bankers, accountants, attorneys and others who would have contact with prospective home owners seeking financing or refinancing. Over time, successful loan officers develop a reputation for being able to provide quick and accurate service to the customer and often generate new customers through referrals from existing customers. The marketing efforts of the loan officers are supported by print media advertising in selected local markets to target prospects with featured product types or to highlight Mortgage Corp.'s broad range of service capabilities. Mortgage Corp. has expanded its Direct Retail network of loan officers by hiring experienced lenders in targeted markets and by acquiring successful retail mortgage origination businesses.

     The following table presents the number and dollar amount of loan originations through Direct Retail for the periods indicated.

              DIRECT RETAIL RESIDENTIAL MORTGAGE LOAN ORIGINATIONS

                                                                       FISCAL YEAR(1)
                                                              --------------------------------
                                                                 1998        1997       1996
                                                              ----------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Conventional Loans:
  Volume of loans...........................................  $  611,437   $182,640   $162,117
  Number of loans...........................................       4,903      1,425      1,374
FHA/VA/FMHA Loans:
  Volume of loans...........................................  $  534,123   $319,667   $184,098
  Number of loans...........................................       5,393      3,300      2,073
Home Improvement Loans:(2)
  Volume of loans...........................................  $       --   $    631   $    211
  Number of loans...........................................          --         14         12
Brokered Loans:(3)
  Volume of loans...........................................  $  128,622   $ 62,524   $ 19,851
  Number of loans...........................................       1,042        532         99
Total Originations:
  Volume of loans...........................................  $1,274,182   $565,462   $366,277
  Number of loans...........................................      11,338      5,271      3,558

---------------

(1) 1996 data is for the 12 months ended September 30, the fiscal year end for Mortgage Corp. prior to the Harbor Merger; data for all other years is for the 12 months ended December 31.

(2) Home Improvement Loans are loans that are used by borrowers to finance various home improvement projects and are generally secured by second liens.

(3) Brokered Loans are originated through the Direct Retail process, but are closed and funded by a third-party correspondent.

     Characteristics of Retail Loan Production. As a result of Mortgage Corp.'s extensive Direct Retail and Broker Retail origination networks, the portfolio of retail mortgage loans originated by Mortgage Corp. on an annual basis is comprised of loans with a variety of characteristics that are offered to borrowers who are geographically dispersed. Based upon production data maintained by Mortgage Corp., the following table sets forth, as a percentage of aggregate principal balance, the geographic distribution and other data for the loans originated through the retail network of Mortgage Corp. for the 12 month periods ended December 31, 1998 and 1997.

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
Production by State:
  California................................................       36%            23%
  Texas.....................................................        8             13
  Florida...................................................        7              7
  Oregon....................................................        6              7
  Washington................................................        5              7
  Georgia...................................................        3              6
  Arizona...................................................        4              5
  All others................................................       31             32
                                                                  ---            ---
          Total.............................................      100%           100%
Interest rate characteristics:
  Fixed rate loans..........................................       97%            93%
  Variable rate loans.......................................        3              7
                                                                  ---            ---
          Total.............................................      100%           100%
Loan purpose:
  Purchase transactions.....................................       39%            61%
  Refinance transactions....................................       61             39
                                                                  ---            ---
          Total.............................................      100%           100%

Substantially all of the retail mortgage production of Mortgage Corp. represents loans secured by first liens on the underlying collateral.

     Mortgage Conduit. The Company organized Capital Corp. in August 1997 to acquire Home Equity Loans from third-party origination sources for securitization. Capital Corp. acquires existing pools of Home Equity Loans in individually negotiated transactions from approximately thirty-five approved correspondents. From January 1 through December 31, 1998, Capital Corp. acquired 3,539 Home Equity Loans in 129 pools with principal balances totaling $312 million.

     Characteristics of Mortgage Conduit Production. The loans acquired by Capital Corp. have been acquired from Home Equity Loan originators who originate loans primarily on the East Coast of the United States. The following table sets forth, as a percentage of aggregate principal balance, the geographic distribution and other data for the portfolio of loans acquired by Capital Corp. for 1998 and 1997.

                                                              1998   1997(1)
                                                              ----   -------
Production by state:
  New York..................................................   31%      22%
  New Jersey................................................   11        2
  Pennsylvania..............................................    7        3
  Florida...................................................    7       15
  Illinois..................................................    7       11
  All others (38 states)....................................   37       47
                                                              ---      ---
          Total.............................................  100%     100%
Interest rate characteristics:
  Fixed rate loans..........................................   71%      43%
  Variable rate loans.......................................   29       57
                                                              ---      ---
          Total.............................................  100%     100%
Lien status:
  First liens...............................................   93%      96%
  Subordinate liens.........................................    7        4
                                                              ---      ---
          Total.............................................  100%     100%

---------------

(1) 1997 data includes loans acquired from October, 1997 through December 31, 1997.

     Underwriting

     Direct Retail and Broker Retail. Loan underwriting in both the Broker Retail and Direct Retail groups is performed on a regional basis in larger branch locations. Substantially all Broker Retail and Direct Retail loans are processed and individually underwritten by Mortgage Corp. personnel and are directly funded by Mortgage Corp. Mortgage Corp. believes that having underwriters in each market area enables these personnel to remain abreast of changing conditions in property values, employment conditions and various other conditions in each market. Furthermore, in order to ensure compliance with Mortgage Corp.'s underwriting guidelines, the underwriters operate independently of origination personnel.

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

     Home Equity Loans are extended to borrowers who, for some reason, do not qualify for an agency or conventional mortgage loan. In most cases, borrowers seeking Home Equity Loans have experienced some level of historical credit difficulty. Through a tiered underwriting system, Mortgage Corp. subjects borrowers seeking Home Equity Loans to limits based, among other things, on the loan-to-value ratio applicable to the particular transaction. The maximum allowed loan-to-value ratio varies depending upon whether the collateral is classified as a primary, secondary or investor residence. Maximum loan amounts established for each classification of collateral generally do not exceed $500,000 for a primary residence with a loan-to-value ratio of less than 80%. At the low end of the credit spectrum for qualified Home Equity Loan borrowers, the maximum loan-to-value ratios cannot exceed 65%, with security limited to a primary residence and the loan amount limited to $100,000. Sub-limits within the underwriting guidelines also place loan-to-value and borrowing amount limitations on the Home Equity Loan based upon whether the loan is used to acquire a home or refinance an existing loan. Through December 31, 1998, Mortgage Corp. has sold, on a servicing released basis, substantially all of its Home Equity Loan production.

     Mortgage Conduit. Capital Corp. acquires existing Home Equity Loans from several loan origination sources under a tiered underwriting system. Capital Corp. acquires each loan pool in an individually negotiated transaction from the seller after a full underwriting review of each individual loan by Capital Corp. prior to the offer to purchase. The underwriting review is performed to determine that the borrower on each underlying loan has a demonstrated ability to repay the loan, to determine the quality and value of the collateral securing the loan and to determine that the loans to be acquired meet the various underwriting criteria for each credit grade. Generally, the underwriting grade is a function of the prospective borrower's credit history, which, in turn, will drive the loan-to-value relationship, the debt to income ratio, and other credit criteria to be applied by Capital Corp. in evaluating a loan.

     The following table presents, for each of Capital Corp.'s underwriting grades, for the twelve months ended December 31, 1998, the aggregate principal balance of loans acquired, the aggregate number of loans acquired, the weighted average coupon rate of loans acquired, and the weighted average loan to value for each grade.

                        CAPITAL CORP.'S LOAN PRODUCTION

                                                                                         WEIGHTED AVERAGE
                                         AGGREGATE LOAN   NUMBER OF   WEIGHTED AVERAGE    LOAN-TO-VALUE
         CAPITAL CORP.'S GRADE              BALANCE         LOANS          COUPON             RATIO
         ---------------------           --------------   ---------   ----------------   ----------------
                                          (DOLLARS IN
                                           THOUSANDS)
A1.....................................     $ 62,919          653            9.9%              77.5%
A2.....................................      106,026        1,103           10.2               79.2
B......................................       74,244          888           10.7               76.3
C......................................       47,688          638           11.3               71.0
D......................................       21,016          257           12.4               63.1
                                            --------        -----           ----               ----
          Total or Weighted Average....     $311,893        3,539           10.6%              75.8%
                                            ========        =====           ====               ====

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

     In order to offset the risk that a change in interest rates will result in a decrease in the value of Mortgage Corp.'s current mortgage loan inventory or its commitments to purchase or originate mortgage loans ("Committed Pipeline"), Mortgage Corp. enters into hedging transactions. Mortgage Corp.'s hedging policies generally require that substantially all of its inventory of conventional conforming and agency loans and the anticipated portion of the Committed Pipeline that Mortgage Corp. believes may close, be hedged with forward contracts for the delivery of mortgage-backed securities ("MBS") or options on MBS. The inventory is then used to form the MBS that will fill the forward delivery contracts and options. Mortgage Corp. hedges its inventory and Committed Pipeline of jumbo (generally loans in excess of $227,200) and other non-conforming mortgage loans, by using whole-loan sale commitments to ultimate buyers or, because such loans are ultimately sold based on a market spread to MBS, by selling a like amount of MBS. Because the market value of the loan and the MBS are both subject to interest rate fluctuations, Mortgage Corp. is not exposed to significant risk and will not derive any significant benefit from changes in interest rates on the price of the inventory net of gains or losses in associated hedge positions.

     The correlation between price performance of the hedging instruments and the inventory being hedged is very high as a result of the similarity of the asset and the related hedge instrument. Mortgage Corp. is exposed to interest-rate risk to the extent that the portion of loans from the Committed Pipeline that actually closes at the committed price is different from the portion expected to close and hedged in the manner described. Mortgage Corp. determines the portion of its Committed Pipeline that it will hedge based on numerous assumptions, including composition of the Committed Pipeline, the portion of such Committed Pipeline likely to close, the timing of such closings and anticipated changes in interest rates. See Notes 16 and 20 to the Company's Consolidated Financial Statements.

     Mortgage Corp. customarily sells all loans that it originates or purchases. Conventional conforming and agency loans are generally sold with the right to service the loan retained and non-conforming loans are generally sold without retaining the right to service the loan. Mortgage Corp. packages substantially all of its FHA- and FMHA-insured and VA-guaranteed mortgage loans into pools of loans. It sells these pools to national or regional broker-dealers in the form of MBS guaranteed by GNMA. With respect to loans securitized through GNMA programs, Mortgage Corp. is insured against foreclosure loss by the FHA or FMHA or partially guaranteed against foreclosure loss by the VA (at present, generally 25% to 50% of the loan, depending upon the amount of the loan). Conventional conforming loans are also pooled by Mortgage Corp. and exchanged for securities guaranteed by FNMA or FHLMC, which securities are then sold to national or regional broker-dealers. Loans securitized through FNMA or FHLMC are sold on a nonrecourse basis whereby foreclosure losses are generally the responsibility of FNMA and FHLMC, and not Mortgage Corp. Alternatively, Mortgage Corp. may sell FHA- and FMHA-insured and VA-guaranteed mortgage loans and conventional conforming loans, and consistently sells its jumbo loan production to large buyers in the secondary market (which can include national or regional broker-dealers) on a nonrecourse basis. These loans can be sold either on a whole-loan basis or in the form of pools backing securities which are not guaranteed by any governmental instrumentality but which generally have the benefit of some form of external credit enhancement, such as insurance, letter of credit, payment guarantees or senior/subordinated structures. Substantially all loans sold by Mortgage Corp. are sold without recourse, subject, in the case of VA loans, to the limits of the VA guaranty described above. To date, losses on VA loans in excess of the VA guaranty have not been material to Mortgage Corp.

     Mortgage Conduit. Capital Corp. currently finances the purchase of Home Equity Loans utilizing a secured warehouse credit facility provided by a large investment bank. Under this credit facility, Capital Corp. is only permitted to finance a portion of the purchase price of loans, which are generally purchased at a premium. The amount of purchase price in excess of that financed is paid by cash flow from Capital Corp. or the Company. Capital Corp. is in the process of negotiating additional warehouse credit facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Capital Corp. has completed two private securitizations in 1998 and will continue to securitize substantially all of the Home Equity Loans it acquires or originates. The predominant structure will provide for the issuance of senior certificates to be sold to third-party investors and the issuance of R certificates. The R certificates (or subordinated interests) evidence ownership of all cash flows generated by the assets which comprise the security after payments to senior certificate holders and payments to achieve certain predetermined credit enhancement levels. To date, Capital Corp. has retained and anticipates that it will continue to retain the R certificates.

     Upon the sale of Home Equity Loans in securitization transactions, the sum of the cash proceeds received, and the estimated present values of the subordinated interests less the costs of securitization and the basis in the Home Equity Loans (including origination costs) sold results in the gain recognized at the time of the securitization transaction. The present values of the subordinated interests to be recognized by Capital Corp. are estimated based upon prepayment, loss and discount rate assumptions that are determined in accordance with the unique underlying characteristics of the Home Equity Loans comprising each securitization.

     Servicing

     Direct Retail and Broker Retail. Historically, it is Mortgage Corp.'s strategy to build and retain its servicing portfolio. With the exception of Home Equity Loans, Mortgage Corp. has serviced substantially all of the mortgage loans that it originates. Historically, Mortgage Corp. has, from time to time, purchased bulk servicing contracts for servicing of single family residential mortgage loans originated by other lenders. Following Mortgage Corp.'s acquisition by the Company in July 1997, it had been the practice to retain substantially all of the newly originated mortgage servicing rights when the option to retain such rights existed. However, in the third quarter of 1998, Mortgage Corp. made the strategic decision to sell its existing residential servicing portfolio and begin selling its current production either servicing released or on a flow basis to other mortgage servicers. This change in strategy was based on the volatility of the servicing rights and the capital intensive nature of the assets which requires Mortgage Corp. to finance such servicing rights. To date the Company has sold $5.0 billion of retained servicing rights and delivered $2.8 billion of production into flow contracts. In the future Mortgage Corp. expects to produce and deliver all of its residential mortgage servicing rights into flow contracts or sell such rights in a mini-bulk environment.

     To facilitate the sale and delivery of servicing rights on flow and mini-bulk basis, Mortgage Corp. expects to maintain a servicing portfolio equal to approximately two months of loan production. Since these servicing rights will be sold under existing flow contracts, the age of the production will remain relatively new and the amount in portfolio will be relatively small as compared to historical levels. Accordingly, the risk exposure based on rate and prepayment speed volatility should be minimized.

     The following table presents certain information regarding Mortgage Corp.'s residential servicing portfolio, including loans held for sale, as of the dates indicated.

                    RESIDENTIAL SERVICING PORTFOLIO BALANCES

                                                             FISCAL YEAR(1)
                                                  -------------------------------------
                                                     1998          1997         1996
                                                  -----------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
FHA-insured mortgage loans......................  $ 1,482,270   $  429,216   $  342,694
VA-guaranteed mortgage loans....................      873,255      266,294      178,943
Conventional mortgage loans.....................    8,188,724    4,280,315    3,234,197
Other...........................................       19,386       20,688       66,815
                                                  -----------   ----------   ----------
          Total residential servicing
            portfolio...........................  $10,563,635   $4,996,513   $3,822,649

---------------

(1) 1996 data is as of September 30, the fiscal year end for Mortgage Corp. prior to the Harbor Merger; data for all other years is as of December 31.

     Mortgage Corp.'s contractual right to subservice approximately $4.2 billion of residential mortgages at December 31, 1998 is included in the data presented in the preceding table. Of the total subservicing portfolio, approximately $1.5 billion, or 36%, represents subservicing for loans in California. No other state accounts for more than 9% of Mortgage Corp.'s subservicing portfolio. These subservicing rights represent Mortgage Corp.'s right to service loans for which third parties own the servicing rights. Such parties have contracted with Mortgage Corp. to service the portfolio of loans under short-term contracts (generally for original terms of less than five years) for a fixed dollar amount of servicing fee per year (generally approximately $75.00 per loan per year).

     Mortgage Corp.'s residential servicing portfolio (excluding subserviced loans and loans held for sale), stratified by interest rate, was as follows as of the dates indicated:

                        RESIDENTIAL SERVICING PORTFOLIO
                          INTEREST RATE STRATIFICATION

                                                                PERCENTAGE OF
                                                                  PRINCIPAL
                                                               BALANCE SERVICED
                                                              ------------------
                                                              AS OF FISCAL YEAR
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Under 7.0%..................................................    19.7%       7.9%
7.0 to 7.49.................................................    22.3       15.2
7.5 to 7.99.................................................    27.4       28.1
8.0 to 8.49.................................................    15.4       22.4
8.5 to 8.99.................................................     8.4       15.0
9.0 to 9.49.................................................     1.9        3.4
9.5 to 9.99.................................................     2.4        4.0
10% and over................................................     2.5        4.0
                                                               -----      -----
          Total residential servicing portfolio.............   100.0%     100.0%
                                                               =====      =====

     At December 31, 1998 and 1997, 96% and 92% of the principal balance of loans in the servicing portfolio bore interest at fixed rates and 4% and 8%, respectively, bore interest at adjustable rates. The weighted average servicing fee of the portfolio was 0.36% and 0.34% of the principal balance of serviced loans at December 31, 1998 and 1997, respectively.

     The following table presents the geographic distribution of Mortgage Corp.'s residential servicing portfolio (excluding subserviced loans), as of the dates indicated.

            RESIDENTIAL SERVICING PORTFOLIO GEOGRAPHIC DISTRIBUTION

                                                               PERCENTAGE OF
                                                                 PRINCIPAL
                                                              BALANCE SERVICED
                                                              ----------------
                                                                FISCAL YEAR
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
California..................................................   28.2%     27.8%
Texas.......................................................   15.5      17.3
Florida.....................................................    7.4       7.1
Maryland....................................................    7.2       5.2
Washington..................................................    4.5       6.7
Other states (none more than 5%)............................   37.2      35.9
                                                              -----     -----
          Total residential servicing portfolio.............  100.0%    100.0%
                                                              =====     =====

     The following table presents, as a percentage of aggregate principal balance, the delinquency statistics of Mortgage Corp.'s residential servicing portfolio (excluding subserviced loans) as of the dates indicated.

             RESIDENTIAL SERVICING PORTFOLIO DELINQUENCY STATISTICS

                                                                FISCAL YEAR
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
                                                                (DOLLARS IN
                                                                 MILLIONS)
Delinquencies at period end:
  30 days...................................................     3.8%     2.4%
  60 days...................................................     1.1      0.5
  90 days or more...........................................     1.3      0.2
                                                              ------   ------
Total delinquencies.........................................     6.2%     3.1%
                                                              ======   ======
Foreclosures pending........................................     2.2%     0.7%
                                                              ======   ======
Distressed portfolios only:
  Total delinquencies.......................................    12.4%     7.1%
                                                              ======   ======
  Foreclosures pending......................................    37.1%     4.9%
                                                              ======   ======
  Unpaid principal balance..................................  $222.5   $172.3
                                                              ======   ======

     The delinquency data included in the preceding table include the results of three distressed servicing portfolios acquired by Mortgage Corp. At December 31, 1998 and 1997, the distressed portfolios totaled approximately $222.5 and $172.3 million, respectively, of servicing, of which approximately 12.4% and 7.1%, respectively, represented delinquent principal balances. In addition, approximately 37.1% and 4.9% of the principal balance of these distressed portfolios was in foreclosure at year end 1998 and 1997, respectively.

     In late 1997, Mortgage Corp. initiated a trial program whereby it acquired delinquent FHA and VA loans from other mortgage bankers' GNMA securitizations. Mortgage Corp. has discontinued this initiative and intends to liquidate the remaining $86 million of these assets outstanding as of December 31, 1998. These loans are represented in the distressed portfolio statistics in the previous table.

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

     Mortgage Conduit. The loans acquired by Capital Corp. to date are being subserviced by Advanta Mortgage Corp. USA. Capital Corp. owns the servicing rights to its loans as master servicer and assigns collection and resolution responsibilities to a subsidiary of the Company as special servicer when its loans reach certain stages of delinquency, thus placing the final decisions as to collection management under the control of the Company. The Company is exploring the viability of creating a servicing unit to bring the servicing of Capital Corp.'s loans in-house. Such action would enable Capital Corp. and the Company to be able to control the intensity and quality of servicing, thus minimizing the third-party servicer risk.

     Strategy

     Direct Retail and Broker Retail. Mortgage Corp. intends to pursue the following strategies in an effort to continue growth in earnings in all aspects of its residential mortgage business:

     - Reduce the servicing portfolio to that necessary to facilitate a "flow" or "mini-bulk" sales delivery.

     - Refocus efforts on production capabilities.

     - Explore offering new products in the higher margin, home equity arena.

     - Decrease the level of capital commitment required for Mortgage Corp.

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

     - Expand the internal servicing platform to include all aspects of servicing of the Home Equity Loans originated or acquired by Capital Corp.

  Commercial Mortgage Banking

     Mortgage Corp.'s commercial mortgage banking business consists of commercial loans secured by commercial real estate properties and single family residential construction loans. The following table presents the number and dollar amount of Mortgage Corp.'s commercial loan production for the periods indicated.

                     COMMERCIAL MORTGAGE LOAN ORIGINATIONS

                                                                     FISCAL YEAR(1)
                                                              -----------------------------
                                                                1998       1997      1996
                                                              --------   --------   -------
                                                                 (DOLLARS IN THOUSANDS)
Correspondent Loans:
  Volume of loans...........................................  $413,692   $348,060   $35,600
  Number of loans...........................................       120         86         3
Construction Loans:
  Volume of loans...........................................  $ 73,606   $ 65,740   $28,780
  Number of loans...........................................       494        466       263
Total Loans:
  Volume of loans...........................................  $487,298   $413,800   $64,380
                                                              ========   ========   =======
  Number of loans...........................................       614        552       266
                                                              ========   ========   =======

---------------

(1) 1996 data is for the 12 months ended September 30, the fiscal year end for Mortgage Corp. prior to the Harbor Merger; data for all other years is for the 12 months ended December 31.

     Correspondent Loan Business

     Through eight offices located in California, Texas and Colorado, Mortgage Corp. originates commercial loans that are funded by third parties for which Mortgage Corp. serves as the correspondent. The loans are secured by multi-family residential projects, office buildings, shopping centers and other income producing properties. Revenues derived from Mortgage Corp.'s commercial lending business are principally origination fees based on a percentage of the loan amount and, in certain instances, application fees assessed at the time a loan application is processed by Mortgage Corp. During 1998, Mortgage Corp. generated $3.2 million in origination fees from its commercial mortgage origination business. Mortgage Corp.'s commercial lending offices are staffed by 31 loan officers and ten servicing personnel.

     Mortgage Corp. originates commercial loans in accordance with the underwriting guidelines of its investors. These investors include life insurance companies, commercial mortgage conduits, real estate investment trusts and others. Commercial loans are funded by investors at closing. Mortgage Corp. originated a substantial portion of its 1998 commercial production for a single large insurance company. In addition, a substantial portion of its commercial servicing portfolio consists of servicing for such company.

     At December 31, 1998, Mortgage Corp. serviced a portfolio of commercial loans for 36 investors totaling approximately $1.4 billion representing 467 loans. At December 31, 1998, the commercial servicing portfolio represented loans in 15 states with California (70%), Texas (12%), Colorado (8%) and Arizona (3%) representing the largest concentrations of the principal balance of loans serviced.

     Commercial loans are serviced in a servicing center located in Walnut Creek, California. Mortgage Corp. owns the rights to service its correspondent's loans, with termination rights by the correspondent on a 30-day notice basis. Servicing fees for such loans range from five to eight basis points per annum of the principal balance of the loans.

     Construction Loans

     In 1995, Mortgage Corp. began originating for its own account and servicing single-family residential construction loans through a construction loan department headquartered in Houston, Texas. Mortgage Corp. is currently evaluating the continued viability of this product. As of December 31, 1998, there are no unfunded construction loan commitments outstanding.

     Strategy

     In its commercial mortgage banking business, Mortgage Corp. intends to continue to serve its correspondent clients by sourcing opportunities through its retail offices and its home builder clients. It is the Company's intention to explore and develop cross-selling opportunities between the commercial mortgage capability of Mortgage Corp. and the commercial lending business of FirstCity Commercial Corp.

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     The Company engages in the Portfolio Asset acquisition and resolution business through its wholly owned subsidiary, FirstCity Commercial Corporation, and its subsidiaries and affiliates ("Commercial Corp."). In the Portfolio Asset acquisition and resolution business, Commercial Corp. acquires and resolves portfolios of performing and nonperforming commercial and consumer loans and other assets, which are generally acquired at a discount to Face Value. Purchases may be in the form of pools of assets or single assets. Performing assets are those as to which debt service payments are being made in accordance with the original or restructured terms of such assets. Nonperforming assets are those as to which debt service payments are not being made in accordance with the original or restructured terms of such assets, or as to which no debt service payments are being made. Portfolios are designated as nonperforming unless substantially all of the assets comprising the Portfolio are performing. Once a Portfolio has been designated as either performing or nonperforming, such designation is not changed regardless of the performance of the assets comprising the Portfolio. Portfolios are either acquired for Commercial Corp.'s own account or through investment entities formed with Cargill Financial or one or more other co-investors (each such entity, an "Acquisition Partnership"). See "-- Portfolio Asset Acquisition and Resolution Business -- Relationship with Cargill Financial." To date, Commercial Corp. and the Acquisition Partnerships have acquired over $3.5 billion in Face Value of assets.

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

     Portfolio Assets

     Commercial Corp. acquires and manages Portfolio Assets, which are generally purchased at a discount to Face Value by Commercial Corp. or through Acquisition Partnerships. The Portfolio Assets are generally nonhomogeneous assets, including loans of varying qualities that are secured by diverse collateral types and foreclosed properties. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on business or real estate or other collateral cash flow. Consumer loans may be secured (by real or personal property) or unsecured. Portfolio Assets may be designated as performing, nonperforming or real estate. Commercial Corp. generally expects to resolve Portfolio Assets within three to five years after purchase.

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

     Commercial Corp. has substantial experience acquiring, managing and resolving a wide variety of asset types and classes. As a result, it does not limit itself as to the types of Portfolios it will evaluate and purchase. The main factors determining Commercial Corp.'s willingness to acquire Portfolio Assets include the information that is available regarding the assets in a portfolio, the price at which such portfolio can be acquired and the expected net cash flows from the resolution of such assets. Commercial Corp. has acquired Portfolio Assets in virtually all 50 states, the Virgin Islands, Puerto Rico, France, Japan and Mexico. Commercial Corp. believes that its willingness to acquire nonhomogeneous Portfolio Assets without regard to geographical location provides it with an advantage over certain competitors that limit their activities to either a specific asset type or geographical location. Although Commercial Corp. imposes no constraints on geographic locations of Portfolio Assets, the majority of assets acquired to date have been in the Northeastern and Southern areas of the United States.

     Commercial Corp. also seeks to capitalize on emerging opportunities in foreign markets where the market for nonperforming loans of the type generally purchased by Commercial Corp. is less efficient than the market for such assets in the United States. Through December 31, 1998, Commercial Corp. has acquired, with Cargill Financial and a local French partner, five Portfolios in France, consisting of approximately 8,000 assets, for an aggregate purchase price of approximately $153 million. Such assets had a Face Value of approximately $649 million. Commercial Corp.'s share of the equity interest in the Portfolios acquired in France ranges from 10% to 33 1/3% and Commercial Corp. has made a total equity investment therein of approximately $13 million. The underlying assets and debt are denominated in French francs and Commercial Corp.'s equity investments are funded with a French franc line of credit, thereby mitigating against foreign currency translation risks. Commercial Corp. does not otherwise attempt to hedge any profits that might be derived from its equity investments. Commercial Corp. has an established presence in Paris, France and is actively pursuing opportunities to purchase additional pools of distressed assets in France and other areas of Western Europe. In addition, Commercial Corp. has established an office in a Guadalajara, Mexico and Tokyo, Japan. Commercial Corp. has acquired a portfolio of residential mortgages in Mexico consisting of approximately 3,000 assets for a purchase price of approximately $11 million and a Face Value of approximately $134 million. Additionally, Commercial Corp. has acquired a 45% interest in a group of 30 loans in Japan with a purchase price of $2.7 million and a Face Value of approximately $110 million.

     The following table presents, for each of the years in the three-year period ended December 31, 1998, selected data for the Portfolio Assets acquired by Commercial Corp.

                                PORTFOLIO ASSETS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Face Value..................................................  $537,356   $504,891   $413,844
Total purchase price........................................   139,691    183,229    205,524
Total equity invested.......................................    55,533     54,764     92,937
Commercial Corp. equity invested............................  $ 27,377   $ 37,109   $ 35,973
Total number of Portfolio Assets............................     4,966      5,503      5,921

  Sources of Portfolio Assets

     Commercial Corp. develops its Portfolio Asset opportunities through a variety of sources. The activities or contemplated activities of expected sellers are publicized in industry publications and through other similar sources. Commercial Corp. also maintains relationships with a variety of parties involved as sellers, brokers or agents for sellers. Many of the brokers and agents concentrate by asset type and have become familiar with Commercial Corp.'s acquisition criteria and periodically approach Commercial Corp. with identified opportunities. In addition, repeat business referrals from Cargill Financial or other co-investors in Acquisition Partnerships, repeat business from previous sellers, focused marketing by Commercial Corp. and the nationwide presence of Commercial Corp. and the Company are important sources of business.

     Commercial Corp. has identified and seeks to continue to identify foreign partners that have contacts within each foreign market and can bring Commercial Corp. Portfolio Asset opportunities. Commercial Corp. expects that it will only pursue acquisitions in foreign markets in conjunction with a local foreign partner. Commercial Corp. has in the past pursued, and expects in the foreseeable future to pursue, foreign acquisition opportunities in markets where Cargill Financial has a presence.

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

     Commercial Corp. services all of the Portfolio Assets owned for its own account, all of the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, Portfolio Assets owned by related third parties. In connection with the Acquisition Partnerships, Commercial Corp. earns a servicing fee of between 3% and 8% of gross cash collections generated in the Acquisition Partnerships rather than a periodic management fee based on the Face Value of the asset being serviced. In some cases a portion of the servicing fee may be deferred until certain thresholds have been met. The rate of servicing fee charged is a function of the average Face Value of the assets within each pool being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range).

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

     Senior secured acquisition financing currently provides the majority of the funding for the purchase of Portfolios. Commercial Corp. and the Acquisition Partnerships have relationships with a number of senior lenders. Senior acquisition financing is obtained at variable interest rates ranging from LIBOR to prime based pricing with negotiated spreads to the base rates. The final maturity of the senior secured acquisition debt is normally two years from the date of funding of each advance under the facility. The terms of the senior acquisition debt of the Acquisition Partnerships generally allow, under certain conditions, distributions to equity partners before the debt is repaid in full.

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

     Under a Right of First Refusal Agreement and Due Diligence Reimbursement Agreement effective as of January 1, 1998 (the "Right of First Refusal Agreement") among the Company, FirstCity Servicing Corporation, Cargill Financial and its wholly owned subsidiary CFSC Capital Corp. II ("CFSC"), if the Company receives an invitation to bid on or otherwise obtains an opportunity to acquire interests in domestic loans, receivables, real estate or other assets in which the aggregate amount to be bid exceeds $4 million, the Company is required to follow a prescribed notice procedure pursuant to which CFSC has the option to participate in the proposed purchase by requiring that such purchase or acquisition be effected through an Acquisition Partnership formed by the Company and Cargill Financial (or an affiliate). The Right of First Refusal Agreement does not prohibit the Company from holding discussions with entities other than CFSC regarding potential joint purchases of interests in loans, receivables, real estate or other assets, provided that any such purchase is subject to CFSC's right to participate in the Company's share of the investment. The Right of First Refusal Agreement further provides that, subject to certain conditions, CFSC will bear 50% of the due diligence expenses incurred by the Company in connection with proposed asset purchases. The Right of First Refusal Agreement terminates on January 1, 2001.

  Business Strategy

     Historically, Commercial Corp. has leveraged its expertise in asset resolution and servicing by investing in a wide variety of asset types across a broad geographic scope. Commercial Corp. continues to follow this investment strategy and seeks expansion opportunities into new asset classes and geographic areas when it believes it can achieve attractive risk adjusted returns. The following are the key elements of Commercial Corp.'s business strategy in the portfolio acquisition and resolution business:

     - Niche markets. Commercial Corp. will continue to pursue profitable private market niches in which to invest. The niche investment opportunities that Commercial Corp. has pursued to date include (i) the acquisition of improved or unimproved real estate, including excess retail sites and, (ii) periodic purchases of single financial or real estate assets from banks and other financial institutions with which Commercial Corp. has established relationships, and from a variety of other sellers that are familiar with the Company's reputation for acting quickly and efficiently.

     - Emphasis on smaller Portfolios. Generally, Commercial Corp. seeks purchases of Portfolio Assets with a purchase price of less than $100 million in order to avoid large portfolio offerings that attract larger institutional purchasers and hedge funds, which have lower threshold return requirements and lower funding costs than Commercial Corp.

     - Foreign markets. Commercial Corp. believes that the foreign markets for distressed assets are less developed than the U.S. market, and therefore provide a greater opportunity to achieve attractive risk adjusted returns. Commercial Corp. has purchased Portfolio Assets in France, Japan and Mexico expects to continue to seek purchase opportunities outside of the United States.

  Commercial Lending Opportunities

     Commercial Corp.'s extensive experience in the asset acquisition and resolution business has led to numerous opportunities to originate commercial loans. In most cases, the prospective borrower was unwilling or unable to meet a traditional lenders' requirements or found that a traditional lender could not or would not be responsive within a short time frame. In some cases, the prospective borrower was already aware of Commercial Corp.'s familiarity and comfort with a particular type of collateral, such as lodging properties, small commercial real estate developments, franchisee properties or small multi-family projects. In Commercial Corp.'s view, its extensive experience in servicing difficult distressed asset credits qualifies it to originate, and service commercial loans.

     Commercial Corp. expects that it will continue to analyze commercial lending opportunities as they arise. In some cases, the opportunity might be a unique and defined lending opportunity. In others, an attractive opportunity would be characterized by a flow of lending opportunities, such as in the factoring business. Commercial Corp. will also entertain the opportunity to joint venture with businesses already in the targeted business activity but which need additional capital or funding and the servicing expertise of Commercial Corp.

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

  Market Background

     The sub-prime automobile finance business has been characterized by several factors that the Company believes increase its likelihood of being able to build a successful sub-prime automobile finance business. Within the past several years, significant amounts of new capital have become available, thereby allowing a large number of new market participants to originate loans to sub-prime automobile borrowers. This increase in competition led to reduced credit underwriting standards and lower dealer discounts as lenders sought to maintain earnings by increasing loan origination levels. In the Company's view, too little attention was paid to both the importance of matching the discount to the expected loss per occurrence and the special effort required to service a sub-prime automobile loan. Because of many notable failures, especially among undiversified automobile finance businesses, the Company believes that the opportunity now exists to increase market share by providing a fully underwritten loan product that utilizes risk-adjusted pricing to franchised automobile dealerships that seek a steady source of funding supported by meaningful and responsive service.

  Consumer Corp. Background

     Through its Portfolio Asset acquisition and resolution business, the Company has acquired approximately $718 million in Face Value of distressed consumer loans. In addition, through its wholly owned subsidiary, FirstCity Servicing Corporation of California ("Consumer Servicing") the Company has extensive experience in the servicing of distressed sub-prime automobile loans.

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

  Origination Channels

     Through a sales staff managed by professionals with an extensive automobile dealership background, Funding Corp. markets its loan products and dealership services directly to participating franchised automobile dealerships. Funding Corp. currently maintains approximately 704 automobile dealership relationships in California, Georgia, Kansas, Missouri, North Carolina, Oklahoma, South Carolina and Texas. Near term plans call for expansion into other states as staffing levels, licensing and training permit. Funding Corp. is targeting expansion into states that offer attractive opportunities due to population growth, attractive consumer lending rate environments and lender-friendly repossession and collection remedies with respect to defaulting borrowers.

     The dealership servicing and marketing staff of Funding Corp. consists of ten marketing representatives who work with dealers that submit funding applications to Funding Corp. These marketing representatives call upon new dealership prospects within the current marketing territories and work with existing dealerships to solicit additional loan acquisition opportunities. All of the marketing staff are full time employees of Funding Corp. and have completed an extensive training program. In addition to the initial training, weekly updates with the marketing representatives and monthly meetings for the entire staff are held to maintain current knowledge of the dealership programs and product offerings.

     Participating dealerships submit funding applications for each prospective loan to Funding Corp.'s home office in Dallas, Texas. Applications are reviewed and checked for completeness and all complete applications are forwarded to a credit analyst for review. Within two hours after receipt of an application, a representative of Funding Corp. will notify the dealership of the terms on which it would acquire the loan, subject to confirmation of the application data. See "-- Loan Acquisition and Underwriting." The geographic dispersion of loans acquired by Funding Corp. during 1998, is displayed in the following table:

                                                              FISCAL YEAR 1998
                                                              ----------------

Texas.                                                        %             62
California..................................................         16
Oklahoma....................................................          9
North Carolina..............................................          6
Other states................................................          7
                                                                    ---
          Total loan production.............................        100%
                                                                    ===

     In addition to Funding Corp.'s operations, FirstCity Consumer Finance Corporation ("Consumer Finance"), a wholly owned subsidiary of Consumer Corp., originates loans with borrowers who have established payment records on recently originated automobile receivables through direct marketing to the consumer. Through contractual relationships with third parties, Consumer Finance identifies loan prospects for underwriting, documentation and funding upon final approval of a request for credit. The activities of Consumer Finance are not significant to date, with 50 loans having an aggregate principal balance of approximately $900,000 outstanding at December 31, 1998.

  Loan Acquisition and Underwriting

     Funding Corp. acquires sub-prime automobile loans originated by franchised dealerships under a tiered pricing system. Under its pricing and underwriting guidelines, each loan is purchased in an individually negotiated transaction from the selling dealership only after it has been fully underwritten and independently verified by Funding Corp. A staff of 49 credit and compliance personnel in Funding Corp.'s home office completes the underwriting and due diligence for each funding application. During the compliance phase of the underwriting review, Funding Corp. verifies all pertinent information on a borrower's credit application, including verification of landlord information for borrowers without a mortgage. As an additional check on the quality of the prospective loan, each borrower is personally contacted by Funding Corp. prior to the acquisition of the loan. At such time, all of the details of the proposed transaction are confirmed with the borrower, including the borrower's level of satisfaction with the purchased vehicle.

     Each transaction is individually priced to achieve a risk-adjusted target purchase price, which is expressed as a percentage of the unpaid principal balance of the loan. The tiered pricing structure of Funding Corp. is designed as a guideline for establishing minimum underwriting and pricing standards for the loans to be acquired. The minimum amount of the discount from par for the four tiers ranges from no discount for Tier 1 loans to a 10% discount for Tier 4 loans. Funding Corp.'s underwriting standards do not permit the purchase of a loan for more than its unpaid principal balance. Other factors impacting the tier level of a loan include, but are not limited to, prior credit history, repossession and bankruptcy history, open credit account status, income minimums, down payment requirements, payment ratio tests and the contract advance amount as a percentage of the wholesale value of the collateral vehicle. The purpose of the tiered underwriting and pricing structure is to acquire loans that are priced in accordance with risk characteristics and the underlying value of the collateral. The process is designed to approve loan applications for borrowers who are likely to pay as agreed, and to minimize the risk of loss on the disposition of the underlying collateral in the event that a default occurs.

     The following table depicts the 1998 loan characteristics by tier:

                                                            TIER
                                      ------------------------------------------------
                                         1         2         3         4       TOTAL
                                      -------   -------   -------   -------   --------
                                                   (DOLLARS IN THOUSANDS)
Amount funded.......................  $17,499   $26,795   $27,129   $46,771   $118,194
Number of loans.....................    1,158     1,917     2,050     3,778      8,903
Loan to Value.......................    100.8%    100.2%     99.2%     99.6%      99.8%
Purchase discount...................     10.7%     13.1%     14.9%     15.8%      14.2%
Weighted average coupon.............     19.0%     19.1%     19.2%     19.2%      19.2%
Term of loan (in months)............     53.5      52.2      51.3      50.3       51.4
Total down payment percentage.......     18.8%     18.5%     19.4%     20.6%      19.6%

     Funding Corp. seeks to acquire loans that have the following characteristics:

     - Loans originated by a franchised dealership of new automobiles

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

     - The borrower has made a substantial down payment on the automobile, which evidences a significant equity commitment

     - The loan is underwritten to provide a debt to income ratio permitting the borrower to comfortably afford the monthly payments

     - The borrower evidences a tendency toward repairing impaired credit

     - Funding Corp.'s purchase price of the contract from the dealership is less than the published wholesale value of the automobile

     The average automobile financed by Funding Corp. through December 31, 1998 was two years old with approximately 29,000 miles. The average contractual repayment term for the loans acquired by Funding Corp. was 51 months. The ratio of the borrower's monthly debt service amount to the borrower's monthly gross income was, on average, equal to 11.3%.

  Financing Strategy

     Funding Corp. financed its operations with a warehouse credit facility provided by ContiTrade Services L.L.C. ("ContiTrade"), in connection with which ContiFinancial Services Corporation, an affiliate of ContiTrade, had the right to provide advisory and placement services to Funding Corp. for the securitization of acquired loans. Funding Corp. has negotiated a new $100 million facility with Enterprise Funding Corporation, an affiliate of NationsBank, N.A., to replace the ContiTrade warehouse facility. This new facility is insured by Mortgage Bankers Insurance Association and will be effective April 1, 1999. Funding Corp. plans to provide permanent financing for its acquired consumer loans through securitizations of pools of loans totaling between $40 and $100 million pursuant to an investment management agreement with NationsBank Montgomery Securities.

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

     Upon the sale of loans in securitization transactions, the sum of the cash proceeds received and the estimated present values of the subordinated interests less the costs of origination and securitization and the basis in the loans sold results in the gain recognized at the time of the securitization transaction. The present values of the subordinated interests to be recognized by Consumer Corp. are to be estimated based upon prepayment, loss and discount rate assumptions that will be determined in accordance with the unique underlying characteristics of the loans comprising each securitization.

  Servicing

     Consumer Servicing, an indirect wholly owned subsidiary of the Company, is responsible for the loan accounting, collection, payment processing, locating past due borrowers and recovery activities associated with the Company's consumer lending activities. Consumer Servicing has extensive experience in servicing automobile loans and the Company believes that Consumer Servicing is a critical element to the Company's ultimate success in the consumer loan business. Consumer Servicing's activities are closely integrated with the activities of Consumer Corp. This enables Consumer Servicing to take advantage of the information regarding the quality of originated credit that is available from a servicer in order to assist in the evaluation and modification of product design and underwriting criteria.

     The staffing of Consumer Servicing consists of 106 personnel, including 69 assigned to customer service and collections and 23 assigned to the special recovery activities associated with assignments for repossession through the liquidation of the collateral (in addition to three individuals at Funding Corp. who work in asset liquidation). This group also coordinates any contract reinstatements, notices of intent to dispose of collateral and recovery of any insurance, warranty or other premium payments subject to recovery in the event of cancellation. An additional staff of seven personnel is dedicated to asset recovery, which includes tracing of individuals who cannot be located, seeking to collect on deficiencies, managing the storage of repossessed vehicles prior to their disposition and physical damage claims on collateral vehicles. An administrative staff handles the special issues associated with borrowers in bankruptcy and the more complicated issues associated with contracts involved in other legal disputes.

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

     The Company believes that it is in compliance with applicable government regulations, relating to all aspects of the Company's lending activities, including its loan origination activities, consumer credit transactions and subprime automobile lending.

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

     The Company believes that it is one of the largest, independent, full-service companies in the distressed asset business. There are, however, no published rankings available, because many of the transactions that would be used for ranking purposes are with private parties. Generally, there are three aspects of the distressed asset business: due diligence, principal acquisition activities, and servicing. The Company is a major participant in all three areas, whereas certain of its competitors (including certain securities and banking firms) have historically competed primarily as portfolio purchasers, as they have customarily engaged other parties to conduct due diligence on potential portfolio purchases and to service acquired assets, and certain other competitors (including certain banking and other firms) have historically competed primarily as servicing companies.

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

EMPLOYEES

     The Company had 1,918 employees as of December 31, 1998. No employee is a member of a labor union or party to a collective bargaining agreement. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES.

     FirstCity leases all its office locations. FirstCity leases its current headquarters building from a related party under a noncancellable operating lease which calls for monthly payments of $7,500 through its expiration in December 2001. All leases of the other offices of FirstCity and its subsidiaries expire prior to 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                        COMMON AND PREFERRED STOCK DATA

     FirstCity's common stock, $.01 par value per share (the "Common Stock")
(FCFC), and adjusting rate preferred (FCFCO) stock are listed on the Nasdaq National Market System. Its special preferred (FCFCP) stock was redeemed on September 30, 1998. The number of common stockholders of record on March 24, 1999 was approximately 521. High and low stock prices and dividends for the Common Stock, special preferred stock and adjusting rate preferred stock in 1998 and 1997 are displayed in the following table:

                                            1998                          1997
                                 ---------------------------   ---------------------------
                                  MARKET PRICE       CASH       MARKET PRICE       CASH
                                 ---------------   DIVIDENDS   ---------------   DIVIDENDS
QUARTER ENDED                     HIGH     LOW       PAID       HIGH     LOW       PAID
-------------                    ------   ------   ---------   ------   ------   ---------
Common Stock:
  March 31.....................  $31.50   $27.00    $   --     $29.50   $23.00    $   --
  June 30......................   33.38    27.38        --      27.75    20.00        --
  September 30.................   29.50    12.06        --      29.00    23.88        --
  December 31..................   15.50    10.38        --      30.75    25.25        --
Special Preferred Stock:
  March 31.....................  $22.88   $21.88    $.7875     $23.88   $22.88    $.7875
  June 30......................   22.38    21.13     .7875      24.38    22.88     .7875
  September 30(1)..............   22.38    20.13     1.575      24.00    21.88     .7875
  December 31..................      --       --        --      23.00    21.88     .7875
Adjusting Rate Preferred Stock:
  March 31.....................  $23.25   $21.75    $.7875     $   --   $   --    $   --
  June 30......................   23.88    21.50     .7875         --       --        --
  September 30(2)..............   22.75    18.25     .7875      23.50    22.00        --
  December 31..................   19.00    14.69     .7875      23.00    21.00     .7875

---------------

(1) Redeemed on September 30, 1998.

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

                            SELECTED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            1998        1997       1996       1995       1994
                                         ----------   --------   --------   --------   --------
Income.................................  $  199,544   $129,622   $ 99,089   $ 59,965   $ 40,865
Expenses(2)............................     220,649    109,322     73,709     43,521     32,649
Earnings (loss) before minority
  interest, preferred dividends and
  income taxes.........................     (21,105)    20,300     25,380     16,444      8,216
Net earnings (loss)....................     (20,192)    35,628     39,129     15,244      5,445
Redeemable preferred dividends.........       5,186      6,203      7,709      3,876         --
Net earnings (loss) to common
  shareholders(1)......................     (25,378)    29,425     31,420     11,368      5,445
Net earnings (loss) per common share --
  Basic(1).............................       (3.35)      4.51       4.83       2.18       1.32
Net earnings (loss) per common share --
  Diluted(1)...........................       (3.35)      4.46       4.79       2.18       1.32
Dividends per common share.............          --         --         --         --         --
At year end:
  Total assets.........................   1,663,977    940,119    425,189    439,051    105,812
  Total notes payable..................   1,462,231    750,781    266,166    317,189     72,843
  Preferred stock......................      26,319     41,908     53,617     55,555         --
Total common equity....................     136,955    112,758     84,802     52,788     27,122

---------------

(1) Includes $1.2 million, $13.6 million and $16.2 million, respectively, of deferred tax benefits related to the recognition of benefits to be realized from net operating loss carryforwards (NOLs) in 1998, 1997 and 1996

(2) Includes $29.3 million provision for valuation of mortgage servicing rights in 1998

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

     As discussed in the year to year comparison, the Company reported a loss before minority interest and preferred dividends of $20.1 million in 1998 (including a $1.2 million deferred tax benefit from recognition of NOLs) compared to earnings of $35.8 million (including a $13.6 million deferred tax benefit from recognition of NOLs) in 1997. Net loss to common shareholders was $25.4 million in 1998 compared to net earnings of $29.4 million in 1997. On a per share basis, basic net loss attributable to common shareholders was $3.35 in 1998 compared to net earnings of $4.51 in 1997. Diluted net loss per common share was $3.35 in 1998 compared to net earnings of $4.46 ($2.40 excluding the deferred tax benefit from recognition of NOLs) in 1997. The 1997 results reflect the positive effect of the $6.8 million, or $1.03 per share, payment from the Trust in settlement of the Investment Management Agreement.

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

     The Harbor Merger, which occurred in July 1997, was accounted for as a pooling of interests. The Company's historical financial statements have therefore been retroactively restated to include the financial position and results of operations of Mortgage Corp. for all periods presented. As a result of the significant period to period fluctuations in the revenues and earnings of the Company's Portfolio Asset acquisition and resolution business, and the rapid growth in Mortgage Corp., period to period comparisons of the Company's results of operations may not be meaningful.

ANALYSIS OF REVENUES AND EXPENSES

     The following table summarizes the revenues and expenses of each of the Company's business lines and presents the contribution that each business makes to the Company's operating margin.

                       ANALYSIS OF REVENUES AND EXPENSES

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1998          1997         1996
                                                              -----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
MORTGAGE BANKING:
Revenues:
  Net mortgage warehouse income.............................   $  7,782      $ 3,499      $ 3,224
  Gain on sale of mortgage loans............................    109,383       36,496       19,298
  Servicing fees............................................     25,537       14,732       10,079
  Other.....................................................      5,298       10,999        5,019
                                                               --------      -------      -------
          Total.............................................    148,000       65,726       37,620
Expenses:
  Salaries and benefits.....................................     68,955       30,398       16,105
  Amortization of mortgage servicing rights.................     19,110        7,550        4,091
  Provision for valuation of mortgage servicing rights......     29,305           --           --
  Provision for loan losses and residual interests..........      1,973           --           --
  Interest on other notes payables..........................      2,800        1,187          423
  Occupancy, data processing, communication and other.......     46,745       20,675       11,013
                                                               --------      -------      -------
          Total.............................................    168,888       59,810       31,632
                                                               --------      -------      -------
Operating contribution (loss), before direct taxes..........   $(20,888)     $ 5,916      $ 5,988
                                                               ========      =======      =======
Operating contribution (loss), net of direct taxes..........   $(20,977)     $ 8,005      $ 3,724
                                                               ========      =======      =======

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1998          1997         1996
                                                              -----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
Revenues:
  Gain on resolution of Portfolio Assets....................   $  9,208      $24,183      $19,510
  Equity in earnings of Acquisition Partnerships............     12,827        7,605        6,125
  Servicing fees(1).........................................      3,062       11,513       12,440
  Other.....................................................      4,185        4,402        6,592
                                                               --------      -------      -------
          Total.............................................     29,282       47,703       44,667
Expenses:
  Salaries and benefits.....................................      4,619        5,353        6,002
  Interest on other notes payable...........................      5,118        7,084        6,447
  Asset level expenses, occupancy, data processing and
     other..................................................      7,204       12,103       10,862
                                                               --------      -------      -------
          Total.............................................     16,941       24,540       23,311
                                                               --------      -------      -------
Operating contribution before direct taxes..................   $ 12,341      $23,163      $21,356
                                                               ========      =======      =======
Operating contribution, net of direct taxes.................   $ 12,284      $22,970      $21,210
                                                               ========      =======      =======
CONSUMER LENDING:
Revenues:
  Gain on sale of automobile loans..........................   $  7,214      $    --      $    --
  Interest income...........................................     10,035       10,182        3,604
  Servicing fees and other..................................      2,811           99           46
                                                               --------      -------      -------
          Total.............................................     20,060       10,281        3,650
Expenses:
  Salaries and benefits.....................................      5,602        2,959          698
  Provision for loan losses and residual interests..........      9,201        6,613        2,029
  Interest on other notes payable...........................      3,196        3,033        1,284
  Occupancy, data processing and other......................      5,819        3,272        1,469
                                                               --------      -------      -------
          Total.............................................     23,818       15,877        5,480
                                                               --------      -------      -------
Operating loss before direct taxes..........................   $ (3,758)     $(5,596)     $(1,830)
                                                               ========      =======      =======
Operating loss, net of direct taxes.........................   $ (3,758)     $(5,599)     $(1,830)
                                                               ========      =======      =======
          Total operating contribution (loss), net of direct
            taxes...........................................   $(12,451)     $25,376      $23,104
                                                               ========      =======      =======
CORPORATE OVERHEAD:
Interest income on Class A Certificate(2)...................   $     --      $ 3,553      $11,601
Interest expense on senior subordinated notes...............         --           --       (3,892)
Salaries and benefits, occupancy, professional and other
  income and expenses, net..................................     (8,930)      (5,275)      (7,843)
Deferred tax benefit from NOLs..............................      1,189       13,592       16,159
Harbor Merger related expenses..............................         --       (1,618)          --
                                                               --------      -------      -------
Net earnings (loss).........................................    (20,192)      35,628       39,129
Preferred dividends.........................................     (5,186)      (6,203)      (7,709)
                                                               --------      -------      -------
Net earnings (loss) to common shareholders..................   $(25,378)     $29,425      $31,420
                                                               ========      =======      =======
SHARE DATA:
Net earnings (loss) per common share -- basic...............   $  (3.35)     $  4.51      $  4.83
Net earnings (loss) per common share -- diluted.............   $  (3.35)     $  4.46      $  4.79
Weighted average common shares outstanding -- basic.........      7,584        6,518        6,504
Weighted average common shares outstanding -- diluted.......      7,584        6,591        6,556

---------------

(1) Includes $6.8 million in 1997 as a result of terminating the Investment Management Agreement with FirstCity Liquidating Trust.

(2) Represents dividends on preferred stock accrued or paid prior to June 30, 1997 and interest paid on outstanding senior subordinated notes.

MORTGAGE BANKING

     In the third quarter of 1998, Rick R. Hagelstein, Executive Vice President and Director of Subsidiary Operations, was named Chairman and CEO of Mortgage Corp. Mr. Hagelstein replaced Richard J. Gillen who elected to retire.

     During 1998, volatility of the interest rate environment produced a sharp drop in mortgage rates, causing a significant increase in the prepayment speed assumptions that are used to value mortgage servicing rights which resulted in a $29.3 million reduction in the value of this asset. The reduction in value was particularly significant in the servicing originated over the last year during which the Company's strategy was to retain, rather than sell servicing in what was thought to be a historically low rate environment. During this period, the volatility in rates precluded the Company from hedging the value of servicing assets with any degree of certainty. Narrowing spreads negatively impacted mortgage margins on warehouse inventory, where borrowing costs have not declined as rapidly as rates on originated mortgage loan assets. The overall profitability of the mortgage unit was further impacted by the costs incurred as the Company undertook a previously announced review of the strategic direction of this business line. Following such review the Company announced it would reduce the level of capital commitment to this business line. In accordance with this strategy, the Company sold approximately $4.1 billion of servicing, at a price of $66 million. The sale began the resizing of the servicing portfolio to a level which provides the appropriate level of liquidity and profitability while supporting Mortgage Corp.'s loan origination platform. In addition, consistent with its previously announced strategy, the Company intends to sell, on a quarterly basis, a substantial portion of its servicing rights related to future production.

     The primary components of revenues derived by Mortgage Corp. and Capital Corp. are net mortgage warehouse income, gain on sale of mortgage loans, servicing fees earned for loan servicing activities, and other miscellaneous sources of revenues associated with the origination and servicing of residential and commercial mortgages. The principal components of expenses of Mortgage Corp. and Capital Corp. are salaries and employee benefits, amortization of originated and acquired mortgage servicing rights, provision for valuation of mortgage servicing rights, interest expense and other general and administrative expenses. The following paragraphs describe the principal factors affecting each of the significant components of revenues of Mortgage Corp. and Capital Corp. The following table presents selected information regarding the revenues and expenses of the Company's mortgage banking business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                MORTGAGE BANKING

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1998         1997         1996
                                                           ----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
WAREHOUSE INVENTORY:
Average inventory balance................................  $1,087,554   $  329,112   $  138,035
Net mortgage warehouse income:
  Dollar amount..........................................       7,782        3,499        3,224
  Percentage of average inventory balance................        0.72%        1.06%        2.34%
GAIN ON SALE OF MORTGAGE LOANS:
Gain on sale of mortgage loans as a percentage of loans
  sold:
  Residential............................................        1.27%        0.98%        1.16%
  Home Equity............................................        3.38%        3.55%          --
  Securitized Home Equity................................        1.24%          --           --
OMSR income as a percentage of residential mortgage loans
  sold...................................................        1.71%        1.75%        1.79%

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1998         1997         1996
                                                           ----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
SERVICING REVENUES:
Average servicing portfolios:
  Residential............................................  $6,664,481   $3,661,031   $2,144,298
  Commercial.............................................   1,413,962    1,134,348      109,581
  Sub-serviced...........................................   1,076,684      741,174      305,149
Servicing fees:
  Residential............................................  $   23,611   $   13,091   $    9,625
  Commercial.............................................         964          809          126
  Sub-serviced...........................................         962          832          328
                                                           ----------   ----------   ----------
          Total..........................................      25,537       14,732       10,079
Annualized servicing fee percentage:
  Residential............................................        0.35%        0.36%        0.45%
  Commercial.............................................        0.07%        0.07%        0.11%
  Sub-serviced...........................................        0.09%        0.11%        0.11%
Gain (loss) on sale of servicing rights..................  $   (2,075)  $    4,246   $    2,641
Provision for valuation of mortgage servicing rights.....  $   29,305           --           --
Amortization of servicing rights:
  Servicing rights amortization..........................  $   19,110   $    7,550   $    4,091
  Servicing rights amortization as a percentage of
     average residential servicing portfolio.............        0.29%        0.21%        0.19%
PERSONNEL:
Personnel expenses.......................................  $   68,955   $   30,398   $   16,105
Number of personnel (at year end):
  Production.............................................         517          586          319
  Servicing..............................................         263          118           93
  Other..................................................         815          255          155
                                                           ----------   ----------   ----------
          Total..........................................       1,595          959          567
  Salaried...............................................          90%          87%          84%
  Commission.............................................          10%          13%          16%

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

     The portion of the Company's mortgage banking business conducted through Capital Corp. is devoted to the acquisition of Home Equity Loans that are pooled and sold in public or private securitization transactions. Gains on the securitization and sale of Home Equity Loans represent the amount by which the proceeds received (including the estimated value of retained subordinated interests) exceed the basis of the Home Equity Loans and the costs associated with the securitization process. The retained interests are valued at the discounted present value of the cash flows expected to be realized over the anticipated average life of the assets sold after deducting future estimated credit losses, estimated prepayments, servicing fees and other securitization fees related to the Home Equity Loans sold. The recorded value of retained interests are computed using Capital Corp.'s assumptions of market discount rates, prepayment speeds, default rates, credit losses and other costs based upon the unique underlying characteristics of the Home Equity Loans comprising each securitization.

     Capital Corp. expects that the assumptions it will use in its securitization transactions will include discount rates ranging from 12% to 15% and prepayment speeds at annualized rates starting at approximately 7% per year and, depending upon the mix of fixed and variable rate and prepayment penalty provisions of the underlying loans, increasing to 40% per year. Loss assumptions are expected to vary depending upon the mix of the credit quality and loan to value characteristics of the underlying loans that are securitized. The actual assumptions used by Capital Corp. in its securitization transactions will vary based on numerous factors, including those listed above, and there can be no assurance that actual assumptions will correspond to Capital Corp.'s current expectations.

  Servicing Fees, Amortization and Provision for Valuation of Mortgage Servicing Rights

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

     The recorded values of mortgage servicing rights are reviewed on a quarterly basis by comparing the fair market value of these rights as determined by a third party to their recorded values. Based on this review, Mortgage Corp. either adjusts amortization rates of such mortgage servicing rights or, if there is any impairment in value, records a charge to earnings in the period during which such impairment is deemed to have occurred (provision for valuation of mortgage servicing rights). The fair market value of mortgage servicing rights is heavily impacted by the relative levels of residential mortgage interest rates. When interest rates decline, underlying loan prepayment speeds generally increase. Prepayments in excess of anticipated levels will cause actual fair market values of mortgage servicing rights to be less than recorded values thereby resulting in increases in the rates of amortization, or a revaluation of recorded mortgage servicing rights as described above.

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

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                   PORTFOLIO ASSET ACQUISITION AND RESOLUTION

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
Average investment:
  Nonperforming Portfolios..................................  $41,873   $61,764   $42,123
  Performing Portfolios.....................................   14,629     9,759    10,280
  Real estate Portfolios....................................   15,919    21,602    30,224
Gain on resolution of Portfolio Assets:
  Nonperforming Portfolios..................................  $ 6,112   $20,288   $11,635
  Performing Portfolios.....................................      299        --        --
  Real estate Portfolios....................................    2,797     3,895     7,875
                                                              -------   -------   -------
          Total.............................................    9,208    24,183    19,510

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
Interest income on performing Portfolios....................  $ 2,140   $ 2,052   $ 2,603
Gross profit percentage on resolution of Portfolio Assets:
  Nonperforming Portfolios..................................     23.6%     27.8%     38.5%
  Performing Portfolios.....................................      8.0%       --        --
  Real estate Portfolios....................................     20.9%     27.9%     19.3%
  Weighted average gross profit percentage..................     21.4%     27.8%     27.5%
Interest yield on performing Portfolios.....................     14.1%     21.0%     25.3%
SERVICING FEE REVENUES:
Acquisition Partnerships....................................  $ 2,843   $ 4,363   $ 6,468
Trust.......................................................       --     6,800     4,241
Affiliates..................................................      219       350     1,731
                                                              -------   -------   -------
          Total.............................................    3,062    11,513    12,440
PERSONNEL:
Personnel expenses..........................................  $ 4,619   $ 5,353   $ 6,002
Number of personnel (at period end):
Production..................................................       12         9        12
Servicing...................................................       64        68       107
INTEREST EXPENSE:
Average debt................................................  $71,091   $85,262   $64,343
Interest expense............................................    5,111     7,084     6,447
Average yield...............................................      7.2%      8.3%     10.0%

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

  Equity in Earnings of Acquisition Partnerships

     Commercial Corp. accounts for its less than 50% owned investments in Acquisition Partnerships using the equity method of accounting. This accounting method generally results in the pass-through of its pro rata share of earnings from the Acquisition Partnerships' activities as if it had a direct investment in the underlying Portfolio Assets held by the Acquisition Partnerships. The revenues and earnings of the Acquisition Partnerships are determined on a basis consistent with the accounting methodology applied to nonperforming, performing and real estate Portfolios described in the preceding paragraphs.

     Distributions of cash flow from the Acquisition Partnerships are a function of the terms and covenants of the loan agreements related to the secured borrowings of the Acquisition Partnerships. Generally, the terms of the underlying loan agreements permit some distribution of cash flow to the equity partners so long as loan to cost and loan to value relationships are in compliance with the terms and covenants of the applicable loan agreement. Once the secured borrowings of the Acquisition Partnerships are fully paid, all cash flow in excess of operating expenses is available for distribution to the equity partners. The following chart presents selected information regarding the revenues and expenses of the Acquisition Partnerships. Such selected information includes the combined activity of Commercial Corp.'s 100% owned Acquisition Partnerships and the Acquisition Partnerships in which the Company has less than 50% ownership interest.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                            ACQUISITION PARTNERSHIPS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
Gain on resolution of Portfolio Assets......................  $ 57,628   $ 33,398   $ 39,505
Gross profit percentage on resolution of Portfolio Assets...      33.9%      18.7%      22.7%
Interest income on performing Portfolios....................  $  9,714   $  8,432   $  7,870
Other interest income.......................................     3,127      1,053        862
INTEREST EXPENSE:
Interest expense............................................    13,081     10,294     22,065
Average debt................................................   159,145    111,422    188,231
Average yield...............................................       8.2%       9.2%      11.7%
OTHER EXPENSES:
Servicing fees..............................................  $  5,360   $  4,984   $  6,809
Legal.......................................................     2,557      1,957      2,266
Property protection.........................................     5,898      3,956      5,712
Other.......................................................     9,867      1,575        693
                                                              --------   --------   --------
          Total other expenses..............................    23,682     12,472     15,480
                                                              --------   --------   --------
NET EARNINGS................................................  $ 33,706   $ 20,117   $ 10,692
                                                              ========   ========   ========

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

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                CONSUMER LENDING

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
INTEREST INCOME:
Average loans and investments:
  Auto......................................................  $35,880   $48,682   $19,740
  Investments...............................................   26,720     4,278        --
  Other.....................................................    6,195     3,571       144
Interest income
  Auto......................................................    7,542     9,067     3,546
  Investments...............................................    2,181       548        --
  Other.....................................................      179       567        30
Average yield
  Auto......................................................     21.0%     18.6%     18.0%
  Investments...............................................      8.2%     12.8%       --
  Other.....................................................      2.9%     15.9%     20.8%
SERVICING FEE REVENUES:
Affiliates..................................................  $ 2,705   $   553   $    16
PERSONNEL:
Personnel expenses..........................................  $ 5,602   $ 2,959   $   698
Number of personnel (at period end):
  Production................................................       93        53        15
  Servicing.................................................      110        53        26
INTEREST EXPENSE:
Average debt................................................  $36,302   $34,129   $14,885
Interest expense............................................    3,109     3,016     1,258
Average yield...............................................      8.6%      8.8%      8.5%

  Interest Income

     Interest income is accrued on originated and acquired loans at the contractual rate of interest of the underlying loan. The accrual of interest income is discontinued once a loan becomes 90 days past due.

  Gain on Sale of Loans

     Funding Corp. accumulates and pools automobile loans acquired from franchised dealerships for sales in public and private securitization transactions. Such transactions result in the recognition of gains to the extent that the proceeds received (including the estimated value of the retained subordinated interests) exceed the basis of the automobile loans and the costs associated with the securitization process. When the automobile loans are securitized and sold, the retained interests are valued at the discounted present value of the cash flows expected to be realized over the anticipated average life of the assets sold after future estimated credit losses, estimated prepayments, servicing fees and other securitization fees related to the loans sold. The discounted present value of such interests is computed using Consumer Corp.'s assumptions of market discount rates, prepayment speeds, default rates, credit losses and other costs based upon the unique underlying characteristics of the automobile loans comprising each securitization.

     In its securitization transactions completed to date NAF 1997-1, NAF 1998-1, FAR 1998-2 and FAR 1998-3, Consumer Corp. assumed that losses would approximate an aggregate of 18.0%, 16.5%, 12.0% and 10.5%, respectively, of the outstanding principal balance of the underlying loans. Consumer Corp. calculated the present value of future cash flows from the securitizations using discount rates ranging from 7.3% to 15% per year. All of the completed securitization transactions were sold in private transactions.

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

     The operating margin of Consumer Corp. was significantly impacted by 1998 and 1997 provisions for losses in the amount of approximately $9.2 million and $6.6 million, respectively, the majority of which was related to the loans originated and retained interests in securitizations in Consumer Corp.'s initial sub-prime auto receivable business. The Company's initial venture into the sub-prime automobile market involved the acquisition of a distressed sub-prime portfolio from a secured lender. Following the acquisition of the portfolio, the Company began the acquisition of additional loans on an indirect basis from financial institutions who originated loans pursuant to contractual agreements. The Company concluded that the contractual underwriting standards and the purchase discounts on which the initial program was based were insufficient to generate automobile loans of acceptable quality to the Company. As a result, the Company terminated its obligations with the financial institutions participating in the original origination program effective January 31, 1998. The continued flow of production into 1998 required that the Company provide for the losses anticipated on such loans and related retained residual interests in securitizations in 1998 in the amount of $8.4 million. The remaining $.8 million provision was comprised of $.5 million related to the discontinued student loan origination initiative and $.3 million related to the inventory of Funding Corp..

     Based upon the experience gained with its initial consumer origination program, the Company undertook to develop an origination and underwriting approach that would give Consumer Corp. significantly greater control over the origination and pricing standards governing its consumer lending activities. The formation of Funding Corp. resulted from these development activities. The underwriting process and purchase discount methodology employed by Funding Corp. has significantly changed the underwriting criteria and purchase standards of Consumer Corp. from the methodology employed during the majority of 1996 and 1997. In Funding Corp.'s case, the objectives established for purchasing loans from originating dealers are designed to result in the purchase discount approximating the expected loss for all loans acquired.

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

     Earnings for 1997 and 1996 were significantly increased by the recognition of tax benefits resulting from the Company's reassessment of the valuation allowance related to its NOL asset. Realization of the asset is dependent upon generating sufficient taxable earnings to utilize the NOL. Prior to 1996, the deferred tax asset resulting from the Company's NOL was entirely offset by its valuation reserve. In 1997 and 1996, the valuation reserve was adjusted based on the Company's estimate of its future pre-tax income. The amount of tax benefits recognized will be adjusted in future periods should the estimates of future taxable income change. If there are changes in the estimated level of the required reserve, net earnings will be affected accordingly. Results of operations for 1998 were nominally impacted by the effect of recording a deferred tax benefit of $1.2 million to recognize the benefit related to NOLs.

FIRSTCITY LIQUIDATING TRUST AND EXCHANGE OF PREFERRED STOCK

     In connection with the Merger, the Company received the Class A Certificate of the Trust (the "Class A Certificate"). Distributions from the Trust in respect of the Class A Certificate were used to retire the senior subordinated notes of the Company and to pay dividends on, and repurchase some of, the special preferred stock of the Company (the "Special Preferred"). Pursuant to a June 1997 settlement agreement with the Company, the Trust's obligation to the Company under the Class A Certificate was terminated (other than the Trust's obligation to reimburse the Company for certain expenses) in exchange for the Trust's agreement to pay the Company an amount equal to $22.75 per share for the 1,923,481 shares of Special Preferred outstanding at June 30, 1997, the 1997 second quarter dividend of $0.7875 per share, and 15% interest from June 30, 1997 on any unpaid portion of the settlement agreement. Under such agreement, the Company assumed the obligation for the payment of the liquidation preference amount and the future dividends on the Special Preferred. The Trust distributed $44.1 million to the Company under the settlement agreement.

     In June 1997, the Company began an offer to exchange one share of newly issued adjusting rate preferred stock ("Adjusting Rate Preferred") for each outstanding share of Special Preferred. The Company completed such exchange offer in the third quarter of 1997 pursuant to which 1,073,704 shares of Special Preferred were tendered for a like number of shares of Adjusting Rate Preferred. An additional 148,997 shares were exchanged in 1998. The remaining Special Preferred was redeemed on September 30, 1998 for $14.7 million plus accrued dividends. The Adjusting Rate Preferred has a redemption value of $21.00 per share and a 15% annual dividend rate through September 30, 1998, at which time the dividend rate was reduced to 10% per annum. The Adjusting Rate Preferred is redeemable by the Company on or after September 30, 2003, with a mandatory maturity date of September 30, 2005.

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

  1998 Compared to 1997

     The Company reported a net loss of $20.2 million in 1998 (including a $1.2 million deferred tax benefit related to the benefit of NOLs) compared to earnings of $35.6 million (including a $13.6 million deferred tax benefit related to the benefit of NOLs) in 1997. Net loss to common shareholders was $25.4 million in 1998 compared to net earnings of $29.4 million in 1997. On a per share basis, basic net loss attributable to common shareholders was $3.35 in 1998 compared to net earnings of $4.51 in 1997. Diluted net loss per common share was $3.35 in 1998 compared to net earnings of $4.46 ($2.40 excluding the deferred tax benefit related to the benefit of NOLs) in 1997. The 1997 results reflect the positive effect of the $6.8 million, or $1.03 per share, payment from the Trust in settlement of the Investment Management Agreement.

     Mortgage Banking

     Gain on sale of mortgage loans. Gain on sale of mortgage loans increased by 200% to $109.4 million in 1998 from $36.5 million in 1997. This increase was the result of substantial growth in the levels of residential mortgage loan origination generated principally by the Broker Retail network of Mortgage Corp. and, to a lesser extent, the Direct Retail network of Mortgage Corp., and the resulting sales of such loans to government agencies and other investors. This is evidenced by the sale of approximately $8.1 billion of mortgage loans in 1998 (compared to $3.0 billion in 1997) and the overall mix and pricing of the loans sold.

     Net mortgage warehouse income. Net mortgage warehouse income increased by 122% to $7.8 million in 1998 from $3.5 million in 1997. This is the result of a significant increase in the average balance of loans held in inventory during the year, offset by a decrease in the spread earned between the interest rate on the underlying mortgages and the interest cost of the warehouse credit facility as the overall levels of interest rates on residential mortgage loans reached their lowest levels in several years.

     Servicing fee revenues. Servicing fee revenues increased by 73% to $25.5 million in 1998 from $14.7 million in 1997 as a result of an increase in the size of the servicing portfolio. Mortgage Corp. substantially increased its commercial mortgage servicing portfolio and its ability to originate commercial mortgage loans for correspondents and conduit lenders with the purchase, in the second quarter of 1997, of MIG Financial Corporation ("MIG"), a commercial loan origination and servicing company based in California with a $1.6 billion commercial mortgage servicing portfolio at the time of acquisition.

     Other revenues. Other revenues decreased by 52% to $5.3 million in 1998 from $11.0 million in 1997. This decrease resulted primarily from Mortgage Corp.'s decision to retain, rather than sell, servicing rights for most of 1998. The sale of servicing rights in 1997 resulted in a gain on sale of $4.2 million, while a loss of $2.1 million was realized in late 1998.

     Operating expenses. Operating expenses of Mortgage Corp. increased to $168.9 million in 1998 from $59.8 million in 1997. The provision for valuation of mortgage servicing rights, expansion of the Broker Retail and Direct Retail operation and the full year of Capital Corp.'s operations contributed to the period to period increases. The acquisition of MIG in 1997, which was accounted for as a purchase by Mortgage Corp., produced higher relative totals for all components of Mortgage Corp.'s operating expenses in 1998.

     Salaries and benefits increased by $38.6 million in 1998 reflecting the additional staff required to support the increase in origination volumes derived principally from the Broker Retail network and, to a lesser extent, the Direct Retail network, and the increase in the size and number of loans in the residential and commercial servicing portfolios in 1998.

     Amortization of mortgage servicing rights increased as a result of the substantially larger investment in mortgage servicing rights in 1998. As discussed earlier, the provision for valuation of mortgage servicing rights totaled $29.3 million. A provision for losses on loans held for sale totaled $2.0 million. Interest on other notes payable (the portion not associated with Mortgage Corp.'s warehouse credit facility) increased due to higher working capital borrowings during 1998.

     Occupancy expense increased by $7.3 million in 1998 as the result of the opening or acquisition of several new offices in 1997 in the Broker Retail and Direct Retail networks. Increases in data processing, communication and other expenses in 1998 resulted from the substantial increases in production and servicing volumes.

     Portfolio Asset Acquisition and Resolution

     Commercial Corp. purchased $139.7 million of Portfolio Assets during 1998 for its own account and through the Acquisition Partnerships compared to $183.2 million of acquisitions in 1997. Commercial Corp.'s year end investment in Portfolio Assets decreased to $70 million in 1998 from $90 million in 1997. Commercial Corp. invested $27.4 million in equity in Portfolio Assets in 1998 compared to $37.1 million in 1997.

     Net gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets decreased 51% from 1997. The net gain on resolution of Portfolio Assets decreased by 62% to $9.2 million in 1998 from $24.2 million in 1997 as the result of reduced collections and a lower gross profit percentage in 1998. The weighted average gross profit percentage on the resolution of Portfolio Assets in 1998 was 21.4% as compared to 27.8% in 1997.

     Equity in earnings of Acquisition Partnerships. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships decreased by 4.5% to $170 million in 1998 from $178 million in 1997 while the gross profit percentage increased to 33.9% in 1998 from 18.7% in 1997. Other expenses of the Acquisition Partnerships increased by $11.2 million in 1998 generally reflecting costs associated with the resolution of Portfolio Assets in Europe which generated proceeds of $98.7 million. The net result was an overall increase in the net income of the Acquisition Partnerships of 68% to $33.7 million in 1998 from $20.1 million in 1997. As a result, Commercial Corp.'s equity earnings from Acquisition Partnerships increased by 69% to $12.8 million in 1998 from $7.6 million in 1997.

     Servicing fee revenues. Servicing fees reported during 1997 included the receipt of a $6.8 million cash payment related to the early termination of a servicing agreement between the Company and the Trust, under which the Company serviced the assets of the Trust. The $6.8 million payment represents the present value of servicing fees projected to have been earned by Commercial Corp. upon liquidation of the Trust assets, which was expected to occur principally in 1997. Excluding fees related to Trust assets, servicing fees decreased by 35% to $3.1 million in 1998 from $4.7 million in 1997 as a result of lower domestic collection levels in the Acquisition Partnerships and affiliated entities.

     Other revenues. Other revenues were relatively flat year to year.

     Operating expenses. Operating expenses declined to $16.9 million in 1998 from $24.5 million in 1997 primarily as a result of reduced salaries and benefits, lower asset level expenses and reduced amortization expense.

     Salaries and benefits declined in 1998 as a result of the consolidation of some of the servicing offices (Portfolios being serviced in the closed offices reached final resolution).

     Interest on other notes payable declined by $2.0 million in 1998 due to lower outstanding average balances of portfolio debt.

     Asset level expenses incurred in connection with the servicing of Portfolio Assets decreased in 1998 as a result of lower investments in Portfolio Assets in 1998. Occupancy and other expenses decreased as a result of the consolidation of servicing offices in 1998.

     Consumer Lending

     Gain on sale of automobile loans. The Company realized gains of $7.2 million on the sale of approximately $172 million of automobile loans in 1998.

     Interest and other income. Interest income was relatively flat year to year. Other income increased $2.7 million due to increased service fee revenue from securitization trusts.

     Interest expense. Interest expense was relatively flat year to year.

     Operating expenses. Salaries and benefits increased by 89% to $5.6 million in 1998 from $3.0 million in 1997 as a result of the increased levels of operating activity in 1998. Other expenses increased $2.5 million due to the growth in the origination and servicing operations.

     Provision for loan losses and residual interests. The provision for loan losses on automobile receivables and residual interests increased to $9.2 million from $6.6 million in 1997. The provision for losses on residual interests totaled $4.5 million while the provision for loan losses totaled $4.7 million in 1998. This provision is primarily a result of Consumer Corp.'s review and increase of the underlying loss assumptions from a range of 13-14% to 16-18% based upon actual performance of the securitized assets and anticipated losses on the loans originated under the discontinued initial venture into the subprime automobile market.

     Other Items Affecting Net Earnings.

     The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

     Corporate overhead. Interest income on the Class A Certificate during 1997 represents reimbursement to the Company from the Trust of dividends through June 30, 1997, of $3.6 million on special preferred stock and interest paid under a June 1997 agreement to retire the Class A Certificate. Company level interest expense increased to $3.8 million in 1998 from $1.1 million in 1997 as a result of higher volumes of debt associated with the equity required to purchase Portfolio Assets, equity interests in Acquisition Partnerships and capital support to operating subsidiaries. Other corporate income increased due to recognition of deferred premium related to the early redemption of special preferred stock. Salaries and benefits, occupancy and professional fees account for the majority of other overhead expenses, which increased in 1998 compared to 1997, as a result of increased levels of borrowings during the year and professional fees.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company reported a deferred tax benefit of $1.2 million in 1998 as compared to a benefit of $13.6 million in 1997 related to the benefits of NOLs.

  1997 Compared to 1996

     The Company reported net earnings of $35.6 million in 1997 (including a $13.6 million deferred tax benefit related to the benefits of NOLs) compared to $39.1 million in 1996 (including a $16.2 million deferred tax benefit related to the benefits of NOLs). Net earnings to common shareholders were $29.4 million in 1997 compared to $31.4 million in 1996. On a per share basis, basic net earnings attributable to common shareholders were $4.51 in 1997 compared to $4.83 in 1996. Diluted net earnings per common share were $4.46 in 1997 compared to $4.79 in 1996.

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

     The Company entered the mortgage conduit business in August 1997 with the formation of Capital Corp. Capital Corp. generated nominal interest revenue from its acquired Home Equity Loans, incurred interest expense to finance the acquisition of such loans and incurred general and administrative expenses in its start-up phase.

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

     Operating expenses. Operating expenses of Mortgage Corp. increased by 89% to $59.8 million in 1997 from $31.6 million in 1996. The acquisition of Hamilton in 1996 and MIG in 1997, both of which were accounted for as purchases by Mortgage Corp., produced higher relative totals for all components of Mortgage Corp.'s operating expenses in 1997 compared to 1996. The commencement of Capital Corp.'s operations in late 1997 also contributed to the year over year increases.

     Salaries and benefits increased by $14.3 million in 1997 compared to 1996 reflecting the additional staff required to support the increase in origination volumes derived principally from the Broker Retail network and, to a lesser extent, the Direct Retail network, and the increase in the size and number of loans in the residential and commercial servicing portfolios in 1997 compared to 1996.

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

     Equity in earnings of Acquisition Partnerships. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships increased by 2.4% to $178 million in 1997 from $174 million in 1996 while the gross profit percentage on proceeds decreased to 18.7% in 1997 from 22.7% in 1996. More than offsetting the decline in gross profit was the reduction in interest and other expenses incurred by the Acquisition Partnerships in 1997 compared to 1996. Interest income in the Acquisition Partnerships increased nominally while interest expense decreased by $11.8 million in 1997 compared to 1996. The year to year comparisons result from the relative levels of interest earning assets and interest bearing liabilities carried by the Acquisition Partnerships in each of the two periods. In addition, the effect of refinancing Acquisition Partnership Portfolio Assets reduced average interest rates incurred on borrowings in 1997 to 9.2% from 11.7% in 1996. Other expenses of the Acquisition Partnerships decreased by $3.0 million in 1997 generally reflecting the relatively lower costs associated with the resolution of Portfolio Assets in somewhat mature partnerships as compared to the property protection and improvement expenses normally associated with new Portfolio Asset acquisitions. The net result was an overall increase in the net income of the Acquisition Partnerships of 88% to $20.1 million in 1997 from $10.7 million in 1996. As a result, Commercial Corp.'s equity earnings from Acquisition Partnerships increased by 24.2% to $7.6 million in 1997 from $6.1 million in 1996.

     Servicing fee revenues. Servicing fee revenues decreased by 7.5% to $11.5 million in 1997 from $12.4 million in 1996. Servicing fees reported during 1997 included the receipt of a $6.8 million cash payment related to the early termination of a servicing agreement between the Company and the Trust, under which the Company serviced the assets of the Trust. The $6.8 million payment represents the present value of servicing fees projected to have been earned by Commercial Corp. upon liquidation of the Trust assets, which was expected to occur principally in 1997. Servicing fees earned from the Trust in 1996 were $4.2 million. Excluding fees related to Trust assets, servicing fees decreased by 42.5% to $4.7 million in 1997 from $8.2 million in 1996 as a result of decreased collection levels in the Acquisition Partnerships and affiliated entities.

     Other revenues. Other revenues declined to $4.4 million in 1997 compared to $6.6 million in 1996 as a result of reduced levels of rental income derived from lower average investments in real estate Portfolios in 1997 as compared to 1996.

     Operating expenses. Operating expenses increased to $24.5 million in 1997 from $23.3 million in 1996. The relatively stable levels of operating expenses incurred by Commercial Corp. in 1997 compared to 1996 reflect the relatively consistent levels of investment and servicing activities associated with Commercial Corp.'s operations during such periods.

     Salaries and benefits declined in 1997 as a result of the consolidation of some of the servicing offices as the Portfolios being serviced in the closed offices reached final resolution.

     Interest on other notes payable increased as a result of increased average borrowing levels in 1997 as compared to 1996 partially offset by lower average costs of borrowings.

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

     Interest income. Interest income on consumer loans increased by 183% to $10.2 million in 1997 from $3.6 million in 1996 reflecting increased levels of loan origination activity in 1997 as compared to 1996 and an increase in the average balance of aggregate loans held by Consumer Corp. during 1997.

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

     Corporate overhead. Interest income on the Class A Certificate during 1997 represents reimbursement to the Company from the Trust of accrual of dividends of $3.6 million on special preferred stock through June 30, 1997 and interest paid under a June 1997 agreement to retire the Class A Certificate. Company level interest expense declined by 49.8% to $1.1 million in 1997 from $2.2 million in 1996 as a result of lower volumes of debt associated with the equity required to purchase Portfolio Assets, equity interests in Acquisition Partnerships and capital support to operating subsidiaries. The Company incurred less indebtedness in 1997 because a substantial portion of the Company's funding needs in 1997 were met by the Trust's redemption of its obligation under the Class A Certificate. Other corporate income increased due to interest earned on the excess liquidity derived from the Trust's redemption of the Class A Certificate. Salary and benefits, occupancy and professional fees account for the majority of other overhead expenses decreased in 1997 compared to 1996 as a result of the decrease in the amount of executive and other officer bonuses granted in 1997 compared to 1996.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income and are offset by NOLs that the Company believes are available to it as a result of the Merger. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company reported a deferred tax benefit of $13.6 million in 1997 as compared to a benefit of $16.2 million in 1996 related to the benefits of NOLs.

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

     In September 1998, the remaining special preferred stock was redeemed for $14.7 million plus accrued dividends. On July 17, 1998 the Company filed a shelf registration statement with the Securities and Exchange Commission which allows the Company to issue up to $250 million in debt and equity securities from time to time in the future. The registration statement became effective July 28, 1998. As of December 31, 1998 no securities have been issued under this registration statement. In May 1998, the Company closed the public offering of 1,542,150 shares of FirstCity common stock, of which 341,000 shares were sold by selling shareholders. Net proceeds (after expenses) of $34.1 million were used to retire debt. In June 1998, the Company received $11.8 million from the exercise of warrants.

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

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of December 31, 1998, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $2.3 billion and outstanding borrowings of $1.5 billion. The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties as of March 22, 1999 and the outstanding borrowings under such facilities as of December 31, 1998.

                               CREDIT FACILITIES

                                          OUTSTANDING
                           PRINCIPAL   BORROWINGS AS OF
                            AMOUNT     DECEMBER 31, 1998        INTEREST RATE            OTHER TERMS AND CONDITIONS
                           ---------   -----------------        -------------            --------------------------
                               (DOLLARS IN MILLIONS)
FIRSTCITY
Company Credit Facility...   $ 90            $ 85          Prime + 1.0% to           Secured by the assets of the
                                                           Prime + 4% or LIBOR +     Company, expires April 30, 1999
                                                           2.625%
Term fixed asset
  facility................    0.8             0.8          Prime + 1.0%              Secured by certain fixed assets,
                                                                                     expires January 1, 2001
MORTGAGE CORP.
Warehouse facilities......    546             528          LIBOR + 1.375% to 2.5%    Revolving lines to warehouse
                                                                                     residential mortgage loans,
                                                                                     expires March 31, 1999

                                          OUTSTANDING
                           PRINCIPAL   BORROWINGS AS OF
                            AMOUNT     DECEMBER 31, 1998        INTEREST RATE            OTHER TERMS AND CONDITIONS
                           ---------   -----------------        -------------            --------------------------
                               (DOLLARS IN MILLIONS)
Supplemental warehouse
  facilities..............    134             125          LIBOR + 1.75% to 2.75%    Revolving line to warehouse
                                                                                     residential mortgage loans and
                                                                                     related receivables, expires March
                                                                                     31, 1999
Gestation facilities......    873             574          Fed Funds + 0.8% to       Open facilities to fund committed
                                                           1.05% and LIBOR + 0.5%    loans to FNMA and others
                                                           to 0.8%
Servicing sale receivable
  facility................     15              15          Prime + 10.0%             Mortgage Servicing line secured by
                                                                                     mortgage servicing rights, expired
                                                                                     February 18, 1999
CAPITAL CORP.
Warehouse facility........    200               6          LIBOR + 0.85% to 3.0%     Repurchase agreement to facilitate
                                                                                     the acquisition of Home Equity
                                                                                     Loans, expired January 31, 1999
Warehouse facility........    200              42          LIBOR + 0.75% to 0.90%    Repurchase agreement to facilitate
                                                                                     the acquisition of Home Equity
                                                                                     Loans, renewable monthly
Repurchase agreement......      7               7          LIBOR + 2.75%             Repurchase agreement secured by
                                                                                     residual interests in Home Equity
                                                                                     securitized loans, expires June
                                                                                     30, 1999
COMMERCIAL CORP.
Portfolio acquisition
  facility................    100              69          LIBOR + 2.25%             Acquisition facility to acquire
                                                                                     Portfolio Assets, expires April
                                                                                     30, 1999 (includes $50 million
                                                                                     advanced to unconsolidated
                                                                                     Acquisition Partnerships)
French and Japanese
  acquisition facility....     15              10          French franc              Acquisition facility to fund
                                                           LIBOR + 3.5%              equity investments in French and
                                                           Japanese Yen              Japanese Portfolio Assets, expires
                                                           LIBOR + 3.5%              April 15, 1999. Guaranteed by
                                                                                     Commercial Corp. and the Company
Term acquisition
  facilities..............     36              36          Fixed at 7.00% to 7.66%   Acquisition facilities for
                                                                                     existing Portfolio Assets. Secured
                                                                                     by Portfolio Assets. Expires
                                                                                     February 25, 2003 and June 5, 2002
CONSUMER CORP.
Warehouse facility........     70               7          LIBOR + 3%                Revolving line secured by
                                                                                     automobile receivables, expires
                                                                                     April 2, 1999
Repurchase Agreement......      9               9          LIBOR + 3%                Repurchase agreement secured by
                                                                                     residual interests in automobile
                                                                                     securitized loans, expires June
                                                                                     30, 1999

                                          OUTSTANDING
                           PRINCIPAL   BORROWINGS AS OF
                            AMOUNT     DECEMBER 31, 1998        INTEREST RATE            OTHER TERMS AND CONDITIONS
                           ---------   -----------------        -------------            --------------------------
                               (DOLLARS IN MILLIONS)
Term facility.............      4              --          Prime + 1%                Term facility secured by residual
                                                                                     interests in automobile
                                                                                     securitized loans, expires March
                                                                                     15, 2000
UNCONSOLIDATED ACQUISITION
  PARTNERSHIPS
Term acquisition
  facilities..............    105             105          Fixed at 4.5% to          Senior and subordinated loans
                                                           10.17%%, LIBOR + 2.25%    secured by Portfolio Assets,
                                                           to 6.5% and Prime + .5%   various maturities
                                                           to 7%

     FirstCity. The Company Credit Facility is a $90 million revolving credit facility secured by the assets of the Company, including a pledge of the stock of substantially all of its operating subsidiaries and its equity interests in the Acquisition Partnerships. At December 31, 1998, the amount outstanding under the facility totaled approximately $85 million. The Company Credit Facility matures on April 30, 1999. The Company is in the process of negotiating an extension and renewal of the Company Credit Facility.

     Mortgage Corp. Currently, Mortgage Corp. has a primary warehouse facility of $490 million with a group of banks led by Chase Bank, Houston. The facility, which matures in March 1999, is used to finance mortgage warehouse operations as well as other activities. Mortgage Corp. is in the process of negotiating an extension and renewal of the primary warehouse facility for an additional year. The $490 million facility is priced at LIBOR plus a different margin to LIBOR for each of the sub-limits within the facility. The primary warehouse components of the facility are priced at LIBOR plus from 1.37% to 2.5%, depending upon the status of the warehouse collateral securing the loan. In addition to its primary warehouse facility, Mortgage Corp. maintains supplemental facilities priced at LIBOR plus 1.75% to 2.75%. Mortgage Corp. had a servicing sale receivable line with Cargill in the amount $15 million, which bore interest at a rate of Prime + 10%. This line of credit was repaid in February 1999. The banks are obligated to fund loans under such line through March 31, 1999, although final maturity of any then outstanding loans may be extended, at Mortgage Corp.'s election, to December 15, 2002. Mortgage Corp. considers these facilities adequate for its current and anticipated levels of activity in its mortgage operations.

     The Company has executed a performance guarantee in favor of the lending bank group in the event of overdrafts arising in Mortgage Corp.'s funding accounts. An overdraft could occur in the event of the presentment of a loan closing draft to the drawee bank prior to receipt of full closed loan documentation from the closing agent. The receipt of documents by the lending bank would release funds under the warehouse facility to cover the closing draft prior to the presentment of the draft, in normal circumstances. The possibility exists, therefore, for an overdraft in Mortgage Corp.'s funding account. The performance guarantee by the Company in favor of the lending bank group is to cover such overdrafts that are not cleared in a specified period of time. In addition, Mortgage Corp. has $873 million of gestation lines for loans to be resold to FNMA and others.

     Capital Corp. Currently Capital Corp. finances the purchase of Home Equity Loans utilizing a secured warehouse credit facility provided by a large investment bank. Under this credit facility, Capital Corp. is only permitted to finance a portion of the purchase price of loans, which are generally purchased at a premium. The amount of purchase price in excess of that financed is paid by cash flow from Capital Corp. or the Company. Capital Corp. is in the process of negotiating additional warehouse credit facilities.

     Commercial Corp. Commercial Corp. funds its activities with equity investments and subordinated debt from the Company and nonrecourse financing provided by a variety of bank and institutional lenders. Such lenders provide funds to the special purpose entities formed for the purpose of acquiring Portfolio Assets or to Acquisition Partnerships formed for the purpose of co-investing in asset pools with other investors, principally Cargill Financial. Commercial Corp. has outstanding debt with Nomura of approximately $50 million, priced at LIBOR plus 2.25%, the proceeds of which were used to fund up to 85% of the purchase price of Portfolio

Assets acquired by Commercial Corp. or the Acquisition Partnerships. This facility matures on April 30, 1999. Commercial Corp. is in the process of negotiating additional credit facilities which, when combined with the cash flow from its existing Portfolio Assets and its investment in equities of Acquisition Partnerships, are expected to be adequate to meet its current and anticipated liquidity needs. A Commercial Corp. subsidiary has a $15 million dollar equivalent French franc and Japanese yen facility for use in Portfolio purchases in France and Japan, which facility accrues interest at LIBOR plus 3.5%, matures on April 15, 1999 and is guaranteed by Commercial Corp. and the Company.

     Consumer Corp. Consumer Corp. conducts most of its activities through Funding Corp. and funds its activities with equity investments and subordinated debt from the Company and a limited recourse $70 million warehouse credit facility with ContiTrade Services L.L.C. ("ContiTrade"). Funds are advanced under the facility in accordance with an eligible loan borrowing base priced at LIBOR plus 3.0%. Loans are eligible for inclusion in the borrowing base if they meet documented underwriting standards as approved by ContiTrade and are not delinquent beyond terms established in the loan agreement. Under the terms of the credit facility, the Company guarantees 25% of the amount outstanding under the facility from time to time in addition to an undertaking by the Company to support the liquidity requirements of securitization transactions. The ContiTrade facility matures on April 2, 1999. Funding Corp. has negotiated a new $100 million facility with Enterprise Funding Corporation, an affiliate of NationsBank, N.A., to replace the ContiTrade facility. This new facility is insured by Mortgage Bankers Insurance Association and will be effective April 1, 1999. Funding Corp. plans to provide permanent financing for its acquired consumer loans through securitizations of pools of loans totaling between $40 and $100 million pursuant to an investment management agreement with NationsBank Montgomery Securities.

RELIANCE ON SYSTEMS; YEAR 2000 ISSUES

     The Year 2000 Issue consists of shortcomings of many electronic data processing systems that make them unable to process year-date data accurately beyond the year 1999. The primary shortcoming arises because computer programmers have abbreviated dates by eliminating the first two digits of the year under the assumption that these digits would always be 19. Another shortcoming is caused by the routine used by some computers for calculating leap year does not detect that the year 2000 is a leap year. This inability to process dates could potentially result in a system failure or miscalculation causing disruptions in the Company's operations or performance.

     The potential problems posed by this issue effect the Company's internal business-critical systems ("internal systems") upon which the Company depends. This includes information technology systems and applications ("IT"), as well as non-IT systems and equipment with embedded technology, such as fax machines and telephone systems. Examples of internal IT systems includes accounting systems such as general ledger, loan servicing systems, cash management systems and loan origination systems. In addition to the internal systems, the Company may be at risk from Year 2000 failures caused by or occurring to third parties. Some third parties have significant direct business relationships with the Company. These parties include borrowers, lenders, investors who buy the Company's loan products and outside system vendors such as Alltel, Inc., the primary data processing provider for the servicing of Mortgage Corp's loans.

  The Company's Year 2000 Initiative

     The Company, with the assistance of a consulting firm that specializes in Year 2000 readiness, is conducting an enterprise-wide Year 2000 initiative that encompasses both the internal systems and exposure to third parties. For the Company's internal systems, the initiative is being approached in three phases comprised of assessment, remediation and testing. While there is considerable overlap in the timing of the three phases, the assessment phase is the first step in the initiative. In this phase, the objective is to identify the components (i.e., hardware and software) of all internal systems and to assess the readiness of each component. This information is then used to prepare a comprehensive plan for remediation and testing. The information gathered during this phase is also used to develop a more precise estimate of the costs of remediation and testing.

     Third party exposures are addressed by obtaining written representations of Year 2000 readiness from the third parties and through cooperative testing between the Company and certain of its significant third parties. The third party initiative includes contingency planning which is based on the responses to requests for representations of readiness and the results of cooperative testing. Contingency plans also involve a comprehensive risk assessment in order to maintain focus on critical business relationships. A contingency plan could include replacement of a third party with a comparable firm believed to be compliant.

     The Company is in the process of completing the assessment phase for all of its internal systems. Remediation and testing have already begun and complete Year 2000 readiness for internal systems is scheduled to be achieved by July 1999. The Company does not anticipate any material difficulties in achieving Year 2000 readiness within this time frame. The Company has not yet developed a most reasonably likely worst case scenario with respect to Year 2000 issues, but instead has focused its efforts on reducing uncertainties through the review described above. The Company has not developed Year 2000 contingency plans other than as described above, and does not expect to do so unless merited by the results of its continuing review.

     With respect to third party exposure, the process of obtaining written representation from third parties is still ongoing. Therefore, the Company has not completed its contingency plan. Based on responses received and testing to date, it is not anticipated that the Company will be materially affected by any third party Year 2000 readiness issue. The Company expects to have a comprehensive contingency plan in place by the end of 1999. In general, any significant third party service providers that have not completed their Year 2000 initiative by the third quarter of 1999 and certified their readiness to the Company will be replaced with comparable firms that are believed to be compliant. Contingency planning with respect to third parties and the potential effects on internal systems will continue throughout the remainder of 1999.

     In addition to the being included in the Company's initiative described above, Mortgage Corp. is currently participating in the Year 2000 Inter-Industry Test sponsored by the Mortgage Bankers Association ("MBA Test"). Other participants in the MBA Test are from a cross section of the top industry participants including originators, servicers, mortgage insurers, service bureaus, investors and software vendors. Mortgage Corp.'s primary data processing vendor, Alltel, Inc., and FNMA, Mortgage Corp.'s primary investor, are also participants. The objective of the test is to prove that the interaction with common mortgage industry trading partners is acceptable in a year 2000+ environment. The test covers 17 types of transactions that fall under the three primary mortgage processes: origination, secondary marketing, and servicing. The test is scheduled to conclude no later than June 30, 1999. While this test will not replace internal testing, it does provide additional assurance to Mortgage Corp. and the other participants that the readiness of their systems, many of which are directly interfaced, are subjected to independent verification.

     The Company has increased its estimate of the cost of its Year 2000 initiative and now believes that it will be approximately $1,500,000, a majority of which will be incurred during 1999. Of these costs, approximately $150,000 is for computer systems that must be replaced and the remainder is personnel costs (employees and external consultants). The increase is due to the cost of participation in the MBA Test and higher then anticipated costs for outside consultants. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

     The cost of the initiative and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. Unanticipated failures by critical third parties, as well as the failure by the Company to execute its own remediation efforts, could have a material adverse effect on the cost of the initiative and its completion date. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and third party compliance could differ materially from those plans, resulting in material financial risk.

  Potential Risks

     Currently, there is uncertainty as to the ultimate success of global remediation efforts, including the efforts of entities that provide services to large segments of society such as airlines, utilities and securities exchanges. There could be short term or longer-term disruptions in segments of the economy that could impact the Company. Due to the uncertainty with respect to how the Year 2000 issue will affect business and government, it is not possible to list all potential problems or risks to the Company.

     The Company believes that the most reasonably likely worst case scenarios that could have adverse effects on the Company are the failures of third parties, particularly residential mortgage loan borrowers, its lenders and the investors who purchase its mortgage and consumer loan products. The Company's residential mortgage and consumer loan borrowers could be affected by any adverse impact on the general economy that could cause a rise in delinquencies. Lenders, who provide funds used by the Company to acquire assets, might be adversely affected, disrupting the flow of funds, which could have an adverse impact on the Company's ability to make new loans. Likewise, a disruption in services by investors such as FNMA could have an adverse impact on the Company's ability to sell loans, which would result in significant reductions in operating activities.

     Any Year 2000 factors that might impact borrowers' abilities to repay their obligations relate to the failure of global remediation efforts over which the Company has no influence. The Company's lenders and investors, most of which operate in highly regulated industries, are among the largest such institutions in the world. These institutions are under government regulatory mandates to achieve full readiness prior to the end of 1999. The Company believes that it is unlikely that these institutions will fail to achieve readiness within a reasonable time frame; however, the Company will continue to monitor their readiness and building an adequate ongoing contingency plan.

FOURTH QUARTER

     Net earnings for the fourth quarter of 1998 were $4.9 million, including a $.3 million deferred tax benefit. After deducting preferred dividends, net earnings attributable to common equity were $4.2 million, or $.51 per diluted share. Net earnings for the fourth quarter of 1997 were $5.4 million, including a $.3 million deferred tax benefit. After deducting preferred dividends, net earnings attributable to common equity were $3.8 million in 1997, or $.58 per diluted share. The following table presents a summary of operations for the fourth quarters of 1998 and 1997.

                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

                                                                  FOURTH QUARTER
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Revenues....................................................   $58,696      $36,307
Expenses....................................................    53,091       30,606
                                                               -------      -------
Earnings before minority interest, preferred dividends and
  income taxes..............................................     5,605        5,701
Provision for income taxes..................................      (254)         (11)
Minority interest...........................................      (463)        (339)
                                                               -------      -------
Net earnings................................................     4,888        5,351
                                                               =======      =======
Preferred dividends.........................................       642        1,515
Net earnings to common shareholders.........................   $ 4,246      $ 3,836
                                                               =======      =======
Net earnings per common share -- basic......................   $  0.51      $  0.59
Net earnings per common share -- diluted....................   $  0.51      $  0.58

EFFECT OF NEW ACCOUNTING STANDARDS

     Statement of Position 98-5 ("SOP 98-5") issued by the American Institute of Certified Public Accountants -- Reporting on the Costs of Start-up Activities requires that previously capitalized start-up costs including organization costs be written off and future costs related to start up entities be charged to expense as incurred. The effective date of the SOP 98-5 is for financial statements for fiscal years beginning after

December 15, 1998. The Company adopted SOP 98-5 effective January 1, 1999 at which time the Company had unamortized start up costs of $.8 million which will affect the earnings of the Company in the first quarter of 1999.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement is not anticipated to have a material impact on the Company's financial position or results of operations.

                                  RISK FACTORS

RISKS ASSOCIATED WITH RAPID GROWTH AND ENTRY INTO NEW BUSINESSES

     Following the Merger, the Company embarked upon a strategic diversification of its business. Previously, the Company had been engaged primarily in the Portfolio Asset acquisition and resolution business. The Company entered the residential and commercial mortgage banking business and the consumer lending business through a combination of acquisitions and the start-up of new business ventures. The entry of the Company into these new businesses has resulted in increased demands on the Company's personnel and systems. The development and integration of the new businesses requires the investment of additional capital and the continuous involvement of senior management. The Company also must manage a variety of businesses with differing markets, customer bases, financial products, systems and managements. An inability to develop, integrate and manage its businesses could have a material adverse effect on the Company's financial condition, results of operations and business prospects. The Company's ability to support and manage continued growth is dependent upon, among other things, its ability to attract and retain senior management for each of its businesses, to hire, train, and manage its workforce and to continue to develop the skills necessary for the Company to compete successfully in its existing and new business lines. There can be no assurance that the Company will successfully meet all of these challenges.

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

     Each of the Company and its major operating subsidiaries has its own source of debt financing. In certain circumstances, a default by the Company or any of its major operating subsidiaries in respect of indebtedness owed to a third party constitutes a default under the Company Credit Facility. Certain of the credit facilities to which the Company's major operating subsidiaries are a party do not contain similar cross-default or cross-acceleration provisions. Although the Company intends to continue to segregate the debt obligations of each such subsidiary, there can be no assurance that its existing financing sources will continue to agree to such arrangements or that alternative financing sources that would accept such arrangements would be available. In those instances where a subsidiaries credit facility has cross-default or cross-acceleration provisions or in the event other of the Company's major operating subsidiaries are compelled to accept cross-guarantees, or cross-default or cross-acceleration provisions in connection with their respective credit facilities, financial difficulties experienced by one of the Company's subsidiaries could adversely impact the Company's other subsidiaries.

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

     Among other things, a decline in interest rates could result in increased prepayments of outstanding loans, particularly on loans in the servicing portfolio of Mortgage Corp. The value of servicing rights is a significant asset of Mortgage Corp. As prepayments of serviced mortgages increase, the value of such servicing rights (as reflected on the Company's balance sheet) declines, with a corresponding reduction in income as a result of the impairment of the value of mortgage servicing rights. Absent a level of new mortgage production sufficient to mitigate the effect of mortgage loan prepayments, the future revenue and earnings of the Company will be adversely affected. In addition to prepayment risks, during periods of declining interest rates, Mortgage Corp. experiences higher levels of borrowers who elect not to close on loans for which they have applied because they tend to find loans at lower interest rates. If Mortgage Corp. has entered into commitments to sell such a loan on a forward basis and the prospective borrower fails to close, Mortgage Corp. must nevertheless meet its commitment to deliver the contracted loans at the promised yields. Mortgage Corp. will incur a loss if it is required to deliver loans to an investor at a committed yield higher than current market rates. A substantial and sustained decline in interest rates also may adversely impact the amount of distressed assets available for purchase by Commercial Corp. The value of the Company's interest-earning assets and liabilities may be directly affected by the level of and fluctuations in interest rates, including the valuation of any residual interests in securitizations that would be severely impacted by increased loan prepayments resulting from declining interest rates.

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

AVAILABILITY OF NET OPERATING LOSS CARRYFORWARDS

     The Company believes that, as a result of the Merger, approximately $596 million of NOLs were available to the Company to offset future taxable income as of December 31, 1995. Since December 31, 1995, the Company has generated an additional $47 million in tax operating losses. Accordingly, as of December 31, 1998, the Company believes that it has approximately $643 million of NOLs available to offset future taxable income. In accordance with the terms of Financial Accounting Standards Board Statement Number 109 (relating to accounting for income taxes), the Company has established a future utilization equivalent to approximately $91.9 million of the total $643 million of NOLs, which equates to a $32.2 million deferred tax asset on the Company's books and records. However, because the Company's position in respect of its NOLs is based upon factual determinations and upon legal issues with respect to which there is uncertainty and because no ruling has been obtained from the Internal Revenue Service (the "IRS") regarding the availability of the NOLs to the Company, there can be no assurance that the IRS will not challenge the availability of the Company's NOLs and, if challenged, that the IRS will not be successful in disallowing the entire amount of the Company's NOLs, with the result that the Company's $32.2 million deferred tax asset would be reduced or eliminated.

     Assuming that the $643 million in NOLs is available to the Company, the entire amount of such NOLs may be carried forward to offset future taxable income of the Company until the tax year 2005. Thereafter, the NOLs begin to expire. The ability of the Company to utilize such NOLs will be severely limited if there is a more than 50% ownership change of the Company during a three-year testing period within the meaning of section 382 of the Internal Revenue Code of 1986, as amended (the "Tax Code").

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

ASSUMPTIONS UNDERLYING PORTFOLIO ASSET PERFORMANCE

     The purchase price and carrying value of Portfolio Assets acquired by Commercial Corp. are determined largely by estimating expected future cash flows from such assets. Commercial Corp. develops and revises such estimates based on its historical experience and current market conditions, and based on the discount rates that the Company believes are appropriate for the assets comprising the Portfolios. In addition, many obligors on Portfolio Assets have impaired credit, with risks associated with such obligors similar to the risks described in respect of borrowers under " -- Credit Impaired Borrowers." If the amount and timing of actual cash flows is materially different from estimates, the Company's financial condition, results of operations and business prospects could be materially adversely affected.

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

RISK ASSOCIATED WITH FOREIGN OPERATIONS

     Commercial Corp. has acquired, and manages and resolves, Portfolio Assets located in France, Mexico and Japan and is actively pursuing opportunities to purchase additional pools of distressed assets in these locations as well as other areas of Western Europe. Foreign operations are subject to various special risks, including currency translation risks, currency exchange rate fluctuations, exchange controls and different political, social and legal environments within such foreign markets. To the extent future financing in foreign currencies is unavailable at reasonable rates, the Company would be further exposed to currency translation risks, currency exchange rate fluctuations and exchange controls. In addition, earnings of foreign operations may be subject to foreign income taxes that reduce cash flow available to meet debt service requirements and other obligations of the Company, which may be payable even if the Company has no earnings on a consolidated basis. Any or all of the foregoing could have a material adverse effect on the Company's financial condition, results of operations and business prospects.

DEPENDENCE ON INDEPENDENT MORTGAGE BROKERS

     The Company depends in large part on independent mortgage brokers for the origination and purchase of mortgage loans. In 1998 and 1997, a substantial portion of the loans originated by Mortgage Corp., and all of the loans originated by Capital Corp., were originated by independent mortgage brokers or otherwise acquired from third parties. These independent mortgage brokers deal with multiple lenders for each prospective borrower. The Company competes with these lenders for the independent brokers' business based on a number of factors, including price, service, loan fees and costs. The Company's financial condition, results of operations and business prospects could be adversely affected by changes in the volume and profitability of mortgage loans resulting from, among other things, competition with other lenders and purchasers of such loans.

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

RELATIONSHIP WITH AND DEPENDENCE UPON CARGILL

     The Company's relationship with Cargill Financial is significant in a number of respects. Cargill Financial, a subsidiary of Cargill, Incorporated, a privately held, multi-national agricultural and financial services company, provides equity and debt financings for many of the Acquisition Partnerships. Cargill Financial owns approximately 2.7% of the Company's outstanding Common Stock, and a Cargill Financial designee, David W. MacLennan, serves as a director of the Company. The Company believes its relationship with Cargill Financial significantly enhances the Company's credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into other businesses and foreign markets. Although management believes that the Company's relationship with Cargill Financial is excellent, there can be no assurance that such relationship will continue in the future. Absent such relationship, the Company and the Acquisition Partnerships would be required to find alternative sources for the financing that Cargill Financial has historically provided. There can be no assurance that such alternative financing would be available. Any termination of such relationship could have a material adverse effect on the Company's financial condition, results of operations and business prospects.

DEPENDENCE ON KEY PERSONNEL

     The Company is dependent on the efforts of its senior executive officers, particularly James R. Hawkins (Chairman and Chief Executive Officer), James T. Sartain (President and Chief Operating Officer) and Rick R. Hagelstein (Executive Vice President of the Company and Chairman and Chief Executive Officer of Mortgage Corp.). The Company is also dependent on several of the key members of management of each of its operating subsidiaries, many of whom were instrumental in developing and implementing the business strategy for such subsidiaries. The inability or unwillingness of one or more of these individuals to continue in his present role could have a material adverse effect on the Company's financial condition, results of operations and business prospects. None of the senior executive officers has entered into an employment agreement with the Company. There can be no assurance that any of the foregoing individuals will continue to serve in his current capacity or for what time period such service might continue. The Company does not maintain key person life insurance for any of its senior executive officers.

INFLUENCE OF CERTAIN SHAREHOLDERS

     The directors and executive officers of the Company collectively beneficially own 23.5% of the Common Stock. Although there are no agreements or arrangements with respect to voting such Common Stock among such persons except as described below, such persons, if acting together, may effectively be able to control any vote of shareholders of the Company and thereby exert considerable influence over the affairs of the Company. James R. Hawkins, the Chairman of the Board and Chief Executive Officer of the Company, is the beneficial owner of 11.5% of the Common Stock. James T. Sartain, President and Chief Operating Officer of the Company, and ATARA I, Ltd. ("ATARA"), an entity associated with Rick R. Hagelstein, Executive Vice President of the Company and Chairman and Chief Executive Officer of Mortgage Corp. each beneficially own 4.3% of the outstanding Common Stock. In addition, Cargill Financial owns approximately 2.7% of the Common Stock. Mr. Hawkins, Mr. Sartain, Cargill Financial and ATARA are parties to a shareholder voting agreement (the "Shareholder Voting Agreement"). Under the Shareholder Voting Agreement, Mr. Hawkins, Mr. Sartain and ATARA are required to vote their shares in favor of Cargill Financial's designee for director of the Company, and Cargill Financial is required to vote its shares in favor of one or more of the designees of Messrs. Hawkins and Sartain and ATARA. Richard J. Gillen and Ed Smith are the beneficial owners of 7.7% and 7.2%, respectively, of the Common Stock. As a result, Messrs. Gillen and Smith may be able to exert influence over the affairs of the Company and if their shares are combined with the holdings of Messrs. Hawkins and Sartain and the shares held by ATARA, will have effective control of the Company. There can be no assurance that the interests of management or the other entities and individuals named above will be aligned with the Company's other shareholders.

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

RELIANCE ON SYSTEMS; YEAR 2000 ISSUES

     The Year 2000 Issue as fully described in management's discussion and analysis of financial condition and results of operations, consists of shortcomings of many electronic data processing systems that make them unable to process year-date data accurately beyond the year 1999. The primary shortcoming arises because computer programmers have abbreviated dates by eliminating the first two digits of the year under the assumption that these digits would always be 19. Another shortcoming is caused by the routine used by some computers for calculating leap year does not detect that the year 2000 is a leap year. This inability to process dates could potentially result in a system failure or miscalculation causing disruptions in the Company's operations or performance.

     The potential problems posed by this issue effect the Company's internal business-critical systems ("internal systems") upon which the Company depends. This includes information technology systems and applications ("IT"), as well as non-IT systems and equipment with embedded technology, such as fax machines and telephone systems. Examples of internal IT systems includes accounting systems such as general ledger, loan servicing systems, cash management systems and loan origination systems. In addition to the internal systems, the Company may be at risk from Year 2000 failures caused by or occurring to third parties. Some third parties have significant direct business relationships with the Company. These parties include borrowers, lenders, investors who buy the Company's loan products and outside system vendors such as Alltel, Inc., the primary data processing provider for the servicing of Mortgage Corp's loans.

  Potential Risks

     Currently, there is uncertainty as to the ultimate success of global remediation efforts, including the efforts of entities that provide services to large segments of society such as airlines, utilities and securities exchanges. There could be short term or longer-term disruptions in segments of the economy that could impact the Company. Due to the uncertainty with respect to how the Year 2000 issue will affect business and government, it is not possible to list all potential problems or risks to the Company.

     The Company has not yet developed a most reasonably likely worst case scenario with respect to Year 2000 issues, but instead has focused its efforts on reducing uncertainties through the review described above. However, the Company believes that the most reasonably likely worst case scenarios that could have adverse effects on the Company are the failures of third parties, particularly residential mortgage loan borrowers, its lenders and the investors who purchase its mortgage and consumer loan products. The Company's residential mortgage and consumer loan borrowers could be affected by any adverse impact on the general economy that could cause a rise in delinquencies. Lenders, who provide funds used by the Company to acquire assets, might be adversely affected, disrupting the flow of funds, which could have an adverse impact on the Company's ability to make new loans. Likewise, a disruption in services by investors such as FNMA could have an adverse impact on the Company's ability to sell loans, which would result in significant reductions in operating activities.

     Any Year 2000 factors that might impact borrowers' abilities to repay their obligations relate to the failure of global remediation efforts over which the Company has no influence.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's earnings are materially impacted by net gains on sales of loans and net interest margins. The level of gains from loan sales the Company achieves is dependent on demand for the products originated. Net interest margins are dependent on the Company to maintain the spread or interest differential between the interest it charges the customer for loans and the interest the Company is charged for the financing of those loans. The following describes each component of interest bearing assets held by the Company and how each could be affected by changes in interest rates.

     Portfolio assets consist of investments in pools of non-homogenous assets that predominantly consist of loan and real estate assets. Earnings from these assets are based on the estimated future cash flows from such assets and recorded when those cash flows occur. The underlying loans within these pools bear both fixed and variable rates. Due to the non-performing nature and history of these loans, changes in prevailing bench-mark rates (such as the prime rate or LIBOR) generally have a nominal effect on the ultimate future cash flow to be realized from the loan assets. Furthermore, these pools of assets are held for sale, not for investment; therefore, the disposition strategy is to liquidate these assets as quickly as possible.

     The sub-prime loans the Company sells generally are included in asset backed securities the investor or purchaser issues. These securities are priced at spreads over LIBOR or an equivalent term treasury security. These spreads are determined by demand for the security. Demand is affected by the perception of credit quality and prepayment risk associated with the loans the Company originates and sells. Interest rates offered to customers also affect prices paid for loans. These rates are determined by review of competitors rate offerings to the public and current prices being paid to the Company for the products. The Company does not hedge these price risks.

     Prices paid for prime loans, primarily mortgage loans held for sale, are impacted by movements in interest rates. The Company mitigates this risk by locking in prices with its investors as the customer locks in the price with the Company, thus allowing the Company to maintain its margin. Generally, if interest rates rise significantly, home sales and refinancing will decline adversely affecting the Company's prime mortgage loan production.

     The Company's residual interests in securitizations represent the present value of the excess cash flows the Company expects to receive over the life of the underlying sub-prime mortgage or automobile loans. The value of the sub-prime mortgage residual interest is adversely affected by prepayment, losses and delinquencies due to the longer term of the underlying assets and the value would be negatively impacted by an increase in short-term rates, as a portion of the cash flows fluctuate monthly based upon the one-month LIBOR. The sub-prime automobile residual interests is affected less by prepayment speeds due to the shorter term of the underlying assets and the fact that the loans are fixed rate, generally at the highest rate allowable by law.

     The Company's investment in mortgage servicing rights is based on weighted average service fee rates and assumed prepayment speeds. Changes in prevailing mortgage interest rates contribute to changes in the prepayment assumption of servicing rights, thus causing increases to the value of the servicing rights when mortgage rates increase and decreases in value when mortgage rates decrease.

     In summary, the Company would be negatively impacted by rising interest rates and declining prices for its sub-prime loans. Rising interest rates would negatively impact prime mortgage production and the value of the residual interests in securitizations and declining prices for the Company's sub-prime loans would adversely effect the levels of gains achieved upon the sale of those loans.

     The following table is a summary of the fair value of interest earning assets and interest bearing liabilities, segregated by asset type and various as described in the previous paragraphs, with expected maturity or sales dates as indicated:

AS OF DECEMBER 31, 1998                            WEIGHTED                                           GREATER
-----------------------                            AVERAGE       0-3       3-6      6-9      9-12      THAN
INTEREST BEARING ASSETS                              RATE      MONTHS     MONTHS   MONTHS   MONTHS   12 MONTHS     TOTAL
-----------------------                            --------   ---------   ------   ------   ------   ---------   ---------
Portfolio assets(1)..............................      N/A       22,396   11,117   6,947    2,477     26,780        69,717
Mortgage loans(2)................................    7.35%    1,218,559      --       --       --         --     1,218,559
Construction loans(2)............................    8.75%       24,590      --       --       --         --        24,590
Automobile loans and student finance
  receivables(2).................................   18.75%        8,651      76       79       83      1,386        10,275
Residual interests in securitizations............   14.00%        1,649   1,119    2,330    2,499     57,645        65,242
                                                              ---------   ------   -----    -----     ------     ---------
                                                              1,275,845   12,312   9,356    5,059     85,811     1,388,383
                                                              =========   ======   =====    =====     ======     =========
INTEREST BEARING LIABILITIES
-------------------------------------------------
Lines of credit:(3)
  Portfolio assets...............................    7.60%       28,230      --       --       --     32,656        60,886
  Mortgage loans.................................    6.74%    1,213,189      --       --       --         --     1,213,189
  Construction loans.............................    8.05%       22,629      --       --       --         --        22,629
  Automobile loans and student finance
    receivables..................................    8.33%        7,017      --       --       --         --         7,017
  Residual interests in securitizations..........    8.44%        1,649   14,620      --       --         --        16,269
                                                              ---------   ------   -----    -----     ------     ---------
                                                              1,272,714   14,620      --       --     32,656     1,319,990
                                                              =========   ======   =====    =====     ======     =========
Company credit facility..........................    7.75%           --   84,807      --       --         --        84,807
                                                              =========   ======   =====    =====     ======     =========

---------------

(1) Portfolio assets are shown based on estimated proceeds from disposition, which could occur much faster or slower than anticipated or as directed.

(2) Mortgage loans, Construction loans, Automobile loans and consumer loans are shown in the table based upon the expected date of sale.

(3) Lines of credit mature in the periods indicated. This does not necessarily indicate when the outstanding balances would be paid. The lines of credit fund up to 100% of the corresponding asset class. If the asset balance declines whether through a sale or a payment from the borrower, the corresponding liability must be paid.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              -----------   ---------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Cash and cash equivalents...................................  $   13,677    $ 31,605
Portfolio Assets, net.......................................      69,717      89,951
Loans receivable, net.......................................      45,881      90,115
Mortgage loans held for sale................................   1,207,543     533,751
Investment securities, net..................................      65,242       6,935
Equity investments in and advances to Acquisition
  Partnerships..............................................      41,466      35,529
Mortgage servicing rights, net..............................      91,440      69,634
Receivable for servicing advances and accrued interest......      58,977      21,410
Deferred tax benefit, net...................................      32,162      30,614
Other assets, net...........................................      37,872      30,575
                                                              ----------    --------
          Total Assets......................................  $1,663,977    $940,119
                                                              ==========    ========

          LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable.............................................  $1,462,231    $750,781
  Other liabilities.........................................      38,472      34,672
                                                              ----------    --------
          Total Liabilities.................................   1,500,703     785,453
Commitments and contingencies...............................          --          --
Redeemable preferred stock:
  Special preferred stock, including dividends of $669 in
     1997 (nominal stated value of $21 per share; 2,500,000
     shares authorized; 849,777 shares issued and
     outstanding in 1997)...................................          --      18,515
  Adjusting rate preferred stock, including dividends of
     $642 and $846, respectively (redemption value of $21
     per share; 2,000,000 shares authorized; 1,222,701 and
     1,073,704 shares, respectively, issued and
     outstanding)...........................................      26,319      23,393
Shareholders' equity:
  Optional preferred stock (par value $.01 per share;
     98,000,000 shares authorized; no shares issued or
     outstanding)...........................................          --          --
  Common stock (par value $.01 per share; 100,000,000 shares authorized; issued and outstanding: 8,287,959 and
     6,526,510 shares, respectively)........................          83          65
  Paid in capital...........................................      78,456      29,509
  Retained earnings.........................................      58,073      83,140
  Accumulated other comprehensive income....................         343          44
                                                              ----------    --------
          Total Shareholders' Equity........................     136,955     112,758
                                                              ----------    --------
          Total Liabilities, Redeemable Preferred Stock and
            Shareholders' Equity............................  $1,663,977    $940,119
                                                              ==========    ========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1998          1997          1996
                                                              -----------   -----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Gain on sale of mortgage and other loans..................   $109,383      $ 36,496      $19,298
  Gain on sale of automobile loans..........................      7,214            --           --
  Net mortgage warehouse income.............................      7,782         3,499        3,224
  Gain (loss) on sale of mortgage servicing rights..........     (2,075)        4,246        2,641
  Servicing fees:
     Mortgage...............................................     25,537        14,732       10,079
     Other..................................................      5,767        12,066       12,456
  Gain on resolution of Portfolio Assets....................      9,208        24,183       19,510
  Equity in earnings of Acquisition Partnerships............     12,827         7,605        6,125
  Rental income on real estate Portfolios...................        156           332        3,033
  Interest income...........................................     13,495        13,448        7,707
  Other income..............................................     10,250         9,462        3,415
  Interest income on Class A Certificate....................         --         3,553       11,601
                                                               --------      --------      -------
          Total revenues....................................    199,544       129,622       99,089
                                                               ========      ========      =======
Expenses:
  Interest on other notes payable...........................     14,888        12,433       10,403
  Salaries and benefits.....................................     82,710        42,191       26,927
  Amortization of mortgage servicing rights.................     19,110         7,550        4,091
  Provision for loan losses and impairment on residual
     interests..............................................     11,174         6,613        2,029
  Provision for valuation of mortgage servicing rights......     29,305            --           --
  Harbor Merger related expenses............................         --         1,618           --
  Occupancy, data processing, communication and other.......     63,462        38,917       26,367
  Interest on senior subordinated notes.....................         --            --        3,892
                                                               --------      --------      -------
          Total expenses....................................    220,649       109,322       73,709
                                                               --------      --------      -------
Earnings (loss) before minority interest and income taxes...    (21,105)       20,300       25,380
  Benefit for income taxes..................................      1,043        15,485       13,749
                                                               --------      --------      -------
Earnings (loss) before minority interest....................    (20,062)       35,785       39,129
  Minority interest.........................................        130           157           --
                                                               --------      --------      -------
Net earnings (loss).........................................    (20,192)       35,628       39,129
  Preferred dividends.......................................     (5,186)       (6,203)      (7,709)
                                                               --------      --------      -------
Net earnings (loss) to common shareholders..................   $(25,378)     $ 29,425      $31,420
                                                               ========      ========      =======
Net earnings (loss) per common share -- basic...............   $  (3.35)     $   4.51      $  4.83
Net earnings (loss) per common share -- diluted.............   $  (3.35)     $   4.46      $  4.79
Weighted average common shares outstanding -- basic.........      7,584         6,518        6,504
Weighted average common shares outstanding -- diluted.......      7,584         6,591        6,556

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

                                                              ACCUMULATED
                              NUMBER OF                          OTHER                      TOTAL
                               COMMON     COMMON   PAID IN   COMPREHENSIVE   RETAINED   SHAREHOLDERS'
                               SHARES     STOCK    CAPITAL      INCOME       EARNINGS      EQUITY
                              ---------   ------   -------   -------------   --------   -------------
                                                      (DOLLARS IN THOUSANDS)
BALANCES, JANUARY 1, 1996...  6,502,408    $65     $29,189        $ --       $ 23,534     $ 52,788
Exercise of warrants,
  options and employee stock
  purchase plan.............     10,938     --         266          --             --          266
Net earnings for 1996.......         --     --          --          --         39,129       39,129
Preferred dividends.........         --     --          --          --         (7,709)      (7,709)
Other.......................         --     --         328          --             --          328
                              ---------    ---     -------        ----       --------     --------
BALANCES, DECEMBER 31,
  1996......................  6,513,346     65      29,783          --         54,954       84,802
                              ---------    ---     -------        ----       --------     --------
Exercise of warrants,
  options and employee stock
  purchase plan.............     13,164     --         318          --             --          318
Change in subsidiary year
  end.......................         --     --          --          --         (1,239)      (1,239)
Comprehensive income:
  Net earnings for 1997.....         --     --          --          --         35,628       35,628
  Foreign currency items....         --     --          --          44             --           44
                                                                                          --------
Total comprehensive
  income....................                                                                35,672
                                                                                          --------
Preferred dividends.........         --     --          --          --         (6,203)      (6,203)
Other.......................         --     --        (592)         --             --         (592)
                              ---------    ---     -------        ----       --------     --------
BALANCES, DECEMBER 31,
  1997......................  6,526,510     65      29,509          44         83,140      112,758
                              ---------    ---     -------        ----       --------     --------
Exercise of warrants,
  options and employee stock
  purchase plan.............    519,299      5      12,675          --             --       12,680
Issuance of common stock to
  acquire the minority
  interest of subsidiary....     41,000      1       2,149          --             --        2,150
Issuance of common stock in
  public offering...........  1,201,150     12      34,123          --             --       34,135
Comprehensive loss:
  Net loss for 1998.........         --     --          --          --        (20,192)     (20,192)
  Foreign currency items....         --     --          --         299             --          299
                                                                                          --------
Total comprehensive loss....                                                               (19,893)
                                                                                          --------
Other.......................         --     --          --          --            311          311
Preferred dividends.........         --     --          --          --         (5,186)      (5,186)
                              ---------    ---     -------        ----       --------     --------
BALANCES, DECEMBER 31,
  1998......................  8,287,959    $83     $78,456        $343       $ 58,073     $136,955
                              =========    ===     =======        ====       ========     ========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  1998          1997          1996
                                                              ------------   -----------   -----------
                                                                       (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................  $    (20,192)  $    35,628   $    39,129
  Adjustments to reconcile net earnings (loss) to net cash
    used in operating activities, net of effect of
    acquisitions:
    Proceeds from resolution of Portfolio Assets............        42,976        87,138        70,940
    Gain on resolution of Portfolio Assets..................        (9,208)      (24,183)      (19,510)
    Purchase of Portfolio Assets and loans receivable,
      net...................................................       (28,644)      (44,350)      (61,525)
    Origination of automobile receivables...................      (119,096)      (89,845)      (17,635)
    (Gain) loss on sale of mortgage servicing rights........         2,075        (4,246)       (2,641)
    Increase in mortgage loans held for sale................      (673,792)     (396,599)      (30,418)
    Increase in construction loans receivable...............        (4,998)      (10,414)       (7,370)
    Originated mortgage servicing rights....................      (152,802)      (40,734)      (18,128)
    Purchases of mortgage servicing rights..................           (69)       (5,798)       (3,075)
    Proceeds from sale of mortgage servicing rights.........        65,581        14,598         9,048
    Provision for loan losses, residual interests and
      valuation of
      mortgage servicing rights.............................        40,479         6,613         2,029
    Equity in earnings of Acquisition Partnerships..........       (12,827)       (7,605)       (6,125)
    Proceeds from performing Portfolio Assets and loans
      receivable, net.......................................       144,627        72,388        11,768
    Increase in net deferred tax asset......................        (1,548)      (14,200)      (14,235)
    Depreciation and amortization...........................        24,585        11,791         8,791
    (Increase) decrease in other assets.....................       (63,175)      (18,288)      (18,554)
    Increase (decrease) in other liabilities................        12,744        17,264          (344)
    Adjustment to equity from change in subsidiary year
      end...................................................            --        (1,239)           --
                                                              ------------   -----------   -----------
         Net cash used in operating activities..............      (753,284)     (412,081)      (57,855)
                                                              ------------   -----------   -----------
Cash flows from investing activities, net of effect of
  acquisitions:
  Advances to Acquisition Partnerships and affiliates.......            --           (50)       (1,256)
  Payments on advances to Acquisition Partnerships and
    affiliates..............................................            --         1,029         9,821
  Acquisition of subsidiaries...............................            --         1,118        (3,936)
  Principal payments on Class A Certificate.................            --        46,477       115,337
  Property and equipment, net...............................        (6,613)       (2,919)       (2,530)
  Contributions to Acquisition Partnerships.................       (22,534)      (25,282)      (30,704)
  Distributions from Acquisition Partnerships...............        28,050        11,833        31,279
                                                              ------------   -----------   -----------
         Net cash provided by (used in) investing
           activities.......................................        (1,097)       32,206       118,011
                                                              ------------   -----------   -----------
Cash flows from financing activities, net of effect of
  acquisitions:
  Borrowings under notes payable............................    12,068,980     9,196,377     4,105,451
  Payments of notes payable.................................   (11,358,567)   (8,777,337)   (4,048,369)
  Payment of senior subordinated notes......................            --            --      (105,690)
  Purchase or redemption of special preferred stock.........       (14,716)      (12,567)           --
  Proceeds from issuance of common stock....................        46,815           318           266
  Distributions to minority interest........................            --        (5,129)           --
  Preferred dividends paid..................................        (6,059)       (6,627)       (9,647)
  Other increases in paid in capital........................            --            --            64
                                                              ------------   -----------   -----------
         Net cash provided by (used in) financing
           activities.......................................       736,453       395,035       (57,925)
                                                              ------------   -----------   -----------
Net (decrease) increase in cash.............................  $    (17,928)  $    15,160   $     2,231
Cash, beginning of year.....................................        31,605        16,445        14,214
                                                              ------------   -----------   -----------
Cash, end of year...........................................  $     13,677   $    31,605   $    16,445
                                                              ============   ===========   ===========
Supplemental disclosure of cash flow information:
                                                              ------------   -----------   -----------
  Cash paid during the year for:
         Interest...........................................  $     78,175   $    37,284   $    21,420
                                                              ============   ===========   ===========
         Income taxes.......................................  $        629   $       852   $       116
                                                              ============   ===========   ===========

NON CASH INVESTING ACTIVITY:

     During 1998 and 1997, the Company received investment securities as a result of sales of loans through securitizations totaling $66,962 and $6,925, respectively.

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Basis of Presentation

     On July 3, 1995, FirstCity Financial Corporation (the "Company" or "FirstCity") was formed by the merger of J-Hawk Corporation and First City Bancorporation of Texas, Inc. (the "Merger"). The Company's merger with Harbor Financial Group, Inc. ("Mortgage Corp.") on July 1, 1997 was accounted for as a pooling of interests. The accompanying consolidated financial statements were retroactively restated to reflect the pooling of interests.

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

  (b) Description of Business

     The Company is a diversified financial services company with offices throughout the United States, and a presence in France, Japan and Mexico. The Company is engaged in three principal reportable segments: (i) residential and commercial mortgage banking; (ii) portfolio asset acquisition and resolution; and (iii) consumer lending. Refer to Note (10) for operational information related to each of these principal segments.

     The Company engages in the mortgage banking business through direct retail and broker retail mortgage banking activities through which it originates, purchases, sells and services residential and commercial mortgage loans throughout the United States. Additionally the Company acquires, originates, warehouses and securitizes mortgage loans to borrowers who have significant equity in their homes and who generally do not satisfy the more rigid underwriting standards of the traditional residential mortgage lending market (referred to herein as "Home Equity Loans"). In addition to mortgage banking activities, the Company performs other ancillary services such as residential property management, property appraisal and inspection, portfolio/ corporate evaluations, risk management and hedging advisory services, marketing of loan servicing portfolios, and mergers and acquisitions advisory services.

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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

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

  (e) Portfolio Assets

     Portfolio Assets are classified as either non-performing Portfolio Assets, performing Portfolio Assets or real estate Portfolios. The following is a description of each classification and the related accounting policy accorded to each Portfolio type:

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

     All non-performing Portfolio Assets are purchased at substantial discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the amortized cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified. No valuation allowance was required as of December 31, 1998 or 1997.

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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

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

     The Company accounts for its performing Portfolio Assets by evaluating the collectibility of both contractual interest and principal of loans when assessing the need for a loss accrual. Impairment is measured based on the present value of the expected future cash flows discounted at the loans' effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable.

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

     Loan origination fees and certain direct loan origination costs are deferred until the related loan is sold. Discounts from origination of mortgage loans held for sale are deferred and recognized as adjustments to gain

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES or loss upon sale. Loan servicing income represents fees earned for servicing loans owned by investors. The fees generally are based on a contractual percentage of the outstanding principal balance. Fees are recorded as income when cash payments are received. Loan servicing costs are charged to expense as incurred.

  (h) Investment Securities

     The Company has investment securities (investments) consisting of rated securities, retained interests and related interest only strips (collectively referred to as residual interests) which are all attributable to loans sold through securitization transactions by the Company. The investments are classified as available for sale. Accordingly, the Company records these investments at estimated fair value. The increases or decreases in estimated fair value are recorded as unrealized gains or losses in the accompanying consolidated statements of shareholders' equity. The determination of fair value is based on the present value of the anticipated excess cash flows using valuation assumptions unique to each securitization. Impairment in the fair value of investment securities that is deemed to be other than temporary is reflected in a valuation allowance with provisions charged to earnings in the period in which the impairment is identified.

  (i) Mortgage Servicing Rights

     In 1997 the Company adopted the provisions of SFAS No. 125, ("SFAS. No. 125") Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement establishes the criteria for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It superseded several accounting standards including SFAS No. 122, Accounting for Mortgage Servicing Rights, and is effective for all transactions that occurred after December 31, 1996. The adoption of this statement had no material impact on the Company's consolidated financial statements.

     The Company capitalizes all mortgage servicing rights (MSRs), whether acquired by purchase or origination, when there is a definitive plan to sell the underlying loans with servicing rights retained. Subsequent to capitalization, MSRs are carried at the lower of cost or fair value and amortized in proportion to the estimated net servicing income over the estimated life of the servicing portfolio.

     The Company determines fair value of capitalized MSRs using assumptions regarding economic factors as they relate to the servicing portfolio. These assumptions are obtained from an independent servicing consultant and agreed to by management. The Company evaluates the servicing rights by stratifying the portfolio based on predominant risk characteristics of the underlying loans including loan type and coupon rate ranges. Impairment in each strata is recognized through a valuation allowance with a charge to earnings.

  (j) Property and Equipment

     Property and equipment are carried at cost, less accumulated depreciation and are included in other assets. Depreciation is provided using accelerated methods over the estimated useful lives of the assets.

  (k) Receivable for Servicing Advances

     Funds advanced for escrow, foreclosure and other investor requirements are recorded as receivables and a loss provision is recorded for estimated uncollectible amounts. An allowance for losses is provided for potential losses on loans serviced for others that are in the process of foreclosure or may be reasonably expected to be foreclosed in the future.

  (l) Prepaid Commitment Fees

     Prepaid commitment fees are included in other assets and represent fees paid primarily to permanent investors for the right to deliver mortgage loans in the future at a specified yield. These fees are recognized as

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES expense when the loans are sold to permanent investors, when the commitment expires, or when it is determined that loans will not be delivered under the commitment. Deferred gains or losses are included in the carrying amount of the loans being hedged, which are valued at the lower of aggregate cost or market value.

  (m) Intangibles

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

  (n) Comprehensive Income

     The Company adopted SFAS No. 130 ("SFAS 130"), Reporting Comprehensive Income as of January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires the accumulated balance of other comprehensive income to be displayed separately in the equity section of the consolidated balance sheet. The adoption of this statement had no material impact on net earnings or shareholders' equity. The Company's other comprehensive income consists of foreign currency transactions only and had an accumulated balance of $343 and $44 at December 31, 1998 and 1997, respectively.

  (o) Taxes

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

  (p) Net Earnings (Loss) Per Common Share

     The Company adopted the provisions of SFAS No. 128, Earnings Per Share, which revised the previous calculation methods and presentation of earnings per share in the fourth quarter of 1997. Basic net earnings (loss) per common share calculations are based upon the weighted average number of common shares outstanding restated to reflect the equivalent number of shares of the Company's common stock that were issued in connection with the Harbor Merger discussed in
Note 2. Earnings (loss) included in the earnings (loss) per common share calculation are reduced by or, in the case of loss, increased by preferred stock dividends. Potentially dilutive common share equivalents include warrants and stock options in the diluted earnings per common share calculations.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

  (q) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company assesses the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (r) Reclassifications

     Certain amounts in the financial statements for prior periods have been reclassified to conform with current financial statement presentation.

(2) MERGERS AND ACQUISITIONS

     On July 1, 1997, the Company merged with Mortgage Corp. (the "Harbor Merger"). The Company issued 1,580,986 shares of its common stock in exchange for 100% of Mortgage Corp.'s outstanding capital stock in a transaction accounted for as a pooling of interests. Mortgage Corp. originates and services residential and commercial mortgage loans. Mortgage Corp. had approximately $12 million in equity, assets of over $300 million and 700 employees prior to the Harbor Merger. The consolidated financial statements of the Company have been restated to reflect the Harbor Merger as if it occurred at the beginning of the earliest period presented.

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

(3) PORTFOLIO ASSETS

     Portfolio Assets are summarized as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Non-performing Portfolio Assets.............................  $ 93,716    $130,657
Performing Portfolio Assets.................................    24,759      16,131
Real estate Portfolios......................................    12,561      22,777
                                                              --------    --------
          Total Portfolio Assets............................   131,036     169,565
Discount required to reflect Portfolio Assets at carrying
  value.....................................................   (61,319)    (79,614)
                                                              --------    --------
          Portfolio Assets, net.............................  $ 69,717    $ 89,951
                                                              ========    ========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     Portfolio Assets are pledged to secure non-recourse notes payable.

(4) LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Construction loans receivable...............................  $24,590    $19,594
Residential mortgage and other loans held for investment....   11,016      6,386
Automobile and consumer finance receivables.................   16,147     73,417
Allowance for loan losses...................................   (5,872)    (9,282)
                                                              -------    -------
          Loans receivable, net.............................  $45,881    $90,115
                                                              =======    =======

     The activity in the allowance for loan losses is summarized as follows for the periods indicated:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1998        1997       1996
                                                      --------    --------    -------
Balances, beginning of year.........................  $  9,282    $  2,693    $    --
  Provision for loan losses.........................     4,750       6,613      2,029
  Discounts acquired................................    18,335      13,152      5,989
  Reduction in contingent liabilities...............        --         458      1,415
  Allocation of reserves to sold loans..............   (17,133)     (1,363)        --
  Charge off activity:
     Principal balances charged off.................   (12,980)    (15,126)    (7,390)
     Recoveries.....................................     3,618       2,855        650
                                                      --------    --------    -------
          Net charge offs...........................    (9,362)    (12,271)    (6,740)
                                                      --------    --------    -------
Balances, end of year...............................  $  5,872    $  9,282    $ 2,693
                                                      ========    ========    =======

     During 1997 and 1996, a note recorded at the time of purchase of the initial automobile finance receivables pool and contingent on the ultimate performance of the pool was adjusted to reflect a reduction in anticipated payments due pursuant to the contingency. The reductions in the recorded contingent liability were recorded as increases in the allowance for losses.

(5) MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale include loans collateralized by first lien mortgages on one-to-four family residences as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1998         1997
                                                              ----------    --------
Residential mortgage loans..................................  $1,190,585    $522,970
Unamortized premiums and discounts, net.....................      16,958      10,781
                                                              ----------    --------
                                                              $1,207,543    $533,751
                                                              ==========    ========

(6) INVESTMENT SECURITIES

     The Company has investment securities (investments) consisting of rated securities, retained interests and related interest only strips (collectively referred to as residual interests) which are all attributable to loans

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES sold through securitization transactions by the Company. Investments are comprised of the following as of the dates indicated.

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998       1997
                                                              -------    ------
Rated securities............................................  $ 2,073    $   --
Interest only strips........................................   37,977     3,396
Retained interests..........................................   28,496     3,308
Accrued interest............................................    1,146       231
Allowance for losses........................................   (4,450)       --
                                                              -------    ------
          Investment securities.............................  $65,242    $6,935
                                                              =======    ======

     The activity in investments for 1998 and 1997 is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                1998           1997
                                                              ---------      --------
Balance, beginning of year..................................   $ 6,935        $   --
Cost allocated from securitizations.........................    66,962         6,925
Interest accreted...........................................     3,041           548
Cash received from trusts...................................    (7,246)         (538)
Provision for permanent impairment of value.................    (4,450)           --
                                                               -------        ------
Balance, end of year........................................   $65,242        $6,935
                                                               =======        ======

     The investments are valued using discounts rates ranging from 12% to 15% for both home equity and consumer residual interests. Estimated loss rates range from 1.5% to 2% on home equity and range from 13% to 18% on consumer residual interests with prepayment assumptions ranging from 12% to 30% and 3% to 54% on home equity and consumer residual interests, respectively. During 1998, the Company recorded a provision for permanent impairment of value of approximately $4.5 million on the investments.

(7) INVESTMENTS IN ACQUISITION PARTNERSHIPS

     The Company has investments in Acquisition Partnerships and their general partners that are accounted for on the equity method. Acquisition Partnerships invest in Portfolio Assets in a manner similar to the Company, as described in
Note 1. The condensed combined financial position and results of operations of the

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

Acquisition Partnerships, which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized below:

                       CONDENSED COMBINED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Assets......................................................  $295,114    $338,484
                                                              ========    ========
Liabilities.................................................  $190,590    $250,477
Net equity..................................................   104,524      88,007
                                                              --------    --------
                                                              $295,114    $338,484
                                                              ========    ========
Company's equity in Acquisition Partnerships................  $ 41,466    $ 35,529
                                                              ========    ========

                     CONDENSED COMBINED SUMMARY OF EARNINGS

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------   --------   --------
Proceeds from resolution of Portfolio Assets.........  $170,187   $178,222   $174,012
Gross margin.........................................    57,628     33,398     39,505
Interest income on performing Portfolio Assets.......     9,714      8,432      7,870
Net earnings.........................................  $ 33,706   $ 20,117   $ 10,692
                                                       ========   ========   ========
Company's equity in earnings of Acquisition
  Partnerships.......................................  $ 12,827   $  7,605   $  6,125
                                                       ========   ========   ========

(8) MORTGAGE SERVICING RIGHTS

     Mortgage servicing rights consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Mortgage servicing rights...................................  $129,404   $ 87,742
Deferred excess servicing fees..............................    22,077      5,929
                                                              --------   --------
                                                               151,481     93,671
Accumulated amortization....................................   (42,666)   (23,489)
                                                              --------   --------
                                                               108,815     70,182
Valuation allowance.........................................   (17,375)      (548)
                                                              --------   --------
                                                              $ 91,440   $ 69,634
                                                              ========   ========

     The following summarizes the activity in the Company's valuation allowance:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                1998      1997    1996
                                                              ---------   -----   -----
Beginning balance...........................................  $    548    $448    $ --
Provision for impairment....................................    29,305     100     448
Realized loss on mortgage servicing rights sold.............   (12,478)     --      --
                                                              --------    ----    ----
Ending balance..............................................  $ 17,375    $548    $448
                                                              ========    ====    ====

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(9) NOTES PAYABLE

     Notes payable consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1998        1997
                                                              ----------   --------
Collateralized loans, secured by Portfolio Assets:
  Fixed rate (7.66% at December 31, 1998), due 2002.........  $   32,656   $ 79,206
  French franc LIBOR (3.50% at December 31, 1998) plus
     3.50%, due 1999........................................       8,865      8,301
  LIBOR (5.5466% at December 31, 1998) plus 2.50%, due
     1999...................................................      18,105      3,259
  Japanese yen LIBOR (0.3125% at December 31, 1998) plus
     3.50%, due 1999........................................       1,260         --
Collateralized loans, secured by automobile finance
  receivables:
  LIBOR (5.5466% at December 31, 1998) plus 1.00% to 3.00%,
     due 1999...............................................       7,017     50,006
Repurchase agreements, secured by investment securities:
  LIBOR (5.5466% at December 31, 1998) plus 2.75% to 3.00%,
     due 1999...............................................      16,269         --
Residential mortgage warehouse lines of credit, secured by
  individual notes:
  LIBOR (5.17% at December 31, 1998) plus .50% to 2.50%, due
     1999...................................................     563,157    337,598
  Fed Funds (4.07% at December 31, 1998) plus .80 to 1.05%,
     due 1999...............................................     506,253    187,141
  Repurchase agreements (5.17% at December 31, 1998) plus
     0.75% to 3.0%, due 1999................................      47,898     35,826
Other notes payable, secured by substantially all the assets of Mortgage Corp.:
  LIBOR (5.17% at December 31, 1998) plus 2.25%, due 2002...     157,210     38,000
Other notes payable, secured by mortgage servicing rights:
  Prime(7.75% at December 31, 1998) plus 10%, due 1999......      15,000         --
Borrowings under revolving line of credit, secured and with
  recourse to the Company...................................      84,807      6,994
Other borrowings, secured by fixed assets...................         780        849
                                                              ----------   --------
Notes payable, secured......................................   1,459,277    747,180
Notes payable to others (Diversified shareholder debt) 7%,
  due 2003..................................................       2,954      3,601
                                                              ----------   --------
                                                              $1,462,231   $750,781
                                                              ==========   ========

     The Company has a $90 million revolving line of credit with a foreign bank and a United States national bank. The line bears interest at Wall Street prime and expires on April 30, 1999. The line is secured by substantially all of the Company's unencumbered assets.

     Under terms of certain borrowings, the Company and its subsidiaries are required to maintain certain tangible net worth levels and debt to equity and debt service coverage ratios. The terms also restrict future levels of debt. The Company was in compliance with all covenants at December 31, 1998. The aggregate maturities of notes payable for the five years ending December 31, 2003 are as follows: $1,394,538 in 1999, $11,321 in 2000, $11,888 in 2001, $43,791 in 2002
and $693 in 2003.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(10) SEGMENT REPORTING

     As previously described in Note 1, the Company is engaged in three reportable segments i) residential and commercial mortgage banking; ii) portfolio asset acquisition; and iii) consumer lending. These segments have been segregated based on products and services offered by each. The following is a summary of results of operations for each of the segments and a reconciliation to net earnings (loss) for 1998, 1997 and 1996.

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1998          1997         1996
                                                              -----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
MORTGAGE BANKING:
Revenues:
  Net mortgage warehouse income.............................   $  7,782      $ 3,499      $ 3,224
  Gain on sale of mortgage loans............................    109,383       36,496       19,298
  Servicing fees............................................     25,537       14,732       10,079
  Other.....................................................      5,298       10,999        5,019
                                                               --------      -------      -------
          Total.............................................    148,000       65,726       37,620
Expenses:
  Salaries and benefits.....................................     68,955       30,398       16,105
  Amortization of mortgage servicing rights.................     19,110        7,550        4,091
  Provision for valuation of mortgage servicing rights......     29,305           --           --
  Provision for loan losses and residual interests..........      1,973           --           --
  Interest on other notes payables..........................      2,800        1,187          423
  Occupancy, data processing, communication and other.......     46,745       20,675       11,013
                                                               --------      -------      -------
          Total.............................................    168,888       59,810       31,632
                                                               --------      -------      -------
Operating contribution (loss), before direct taxes..........   $(20,888)     $ 5,916      $ 5,988
                                                               ========      =======      =======
Operating contribution (loss), net of direct taxes..........   $(20,977)     $ 8,005      $ 3,724
                                                               ========      =======      =======
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
Revenues:
  Gain on resolution of Portfolio Assets....................   $  9,208      $24,183      $19,510
  Equity in earnings of Acquisition Partnerships............     12,827        7,605        6,125
  Servicing fees............................................      3,062       11,513       12,440
  Other.....................................................      4,185        4,402        6,592
                                                               --------      -------      -------
          Total.............................................     29,282       47,703       44,667
Expenses:
  Salaries and benefits.....................................      4,619        5,353        6,002
  Interest on other notes payable...........................      5,118        7,084        6,447
  Asset level expenses, occupancy, data processing and
     other..................................................      7,204       12,103       10,862
                                                               --------      -------      -------
          Total.............................................     16,941       24,540       23,311
                                                               --------      -------      -------
Operating contribution before direct taxes..................   $ 12,341      $23,163      $21,356
                                                               ========      =======      =======
Operating contribution, net of direct taxes.................   $ 12,284      $22,970      $21,210
                                                               ========      =======      =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1998          1997         1996
                                                              -----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSUMER LENDING:
Revenues:
  Gain on sale of automobile loans..........................   $  7,214      $    --      $    --
  Interest income...........................................     10,035       10,182        3,604
  Servicing fees and other..................................      2,811           99           46
                                                               --------      -------      -------
          Total.............................................     20,060       10,281        3,650
Expenses:
  Salaries and benefits.....................................      5,602        2,959          698
  Provision for loan losses and residual interests..........      9,201        6,613        2,029
  Interest on other notes payable...........................      3,196        3,033        1,284
  Occupancy, data processing and other......................      5,819        3,272        1,469
                                                               --------      -------      -------
          Total.............................................     23,818       15,877        5,480
                                                               --------      -------      -------
Operating loss before direct taxes..........................   $ (3,758)     $(5,596)     $(1,830)
                                                               ========      =======      =======
Operating loss, net of direct taxes.........................   $ (3,758)     $(5,599)     $(1,830)
                                                               ========      =======      =======
Total operating contribution (loss), net of direct taxes....   $(12,451)     $25,376      $23,104
                                                               ========      =======      =======
CORPORATE OVERHEAD:
Revenues:
  Interest income on Class A Certificate....................   $     --      $ 3,553      $11,601
  Other.....................................................      2,202        2,359        4,551
                                                               --------      -------      -------
          Total.............................................      2,202        5,912       16,152
  Interest expense on senior subordinated notes.............         --           --       (3,892)
  Salaries and benefits, occupancy, professional and
     expenses, net..........................................    (11,132)      (7,634)     (12,394)
  Deferred tax benefit......................................      1,189       13,592       16,159
  Harbor Merger related expenses............................         --       (1,618)          --
                                                               --------      -------      -------
Net earnings (loss).........................................   $(20,192)     $35,628      $39,129
                                                               ========      =======      =======

     Total assets for each of the segments and a reconciliation to total assets is as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1998        1997
                                                              ----------   --------
Mortgage assets.............................................  $1,413,663   $650,775
Portfolio acquisition and resolution assets.................     114,596    125,480
Consumer assets.............................................      51,722     61,135
Deferred tax asset..........................................      32,162     30,614
Other assets................................................      51,834     72,115
                                                              ----------   --------
          Total assets......................................  $1,663,977   $940,119
                                                              ==========   ========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(11) MORTGAGE SERVICING PORTFOLIO AND RELATED OFF-BALANCE SHEET CREDIT RISK, AND INSURANCE COVERAGE

     At December 31, 1998 and 1997, a substantial portion of the Company's loan production activity and collateral for loans serviced is concentrated within the states of Texas, California and Florida. The Company's mortgage servicing portfolio is comprised of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              -----------   ----------
Number of loans.............................................          108           62
Aggregate principal balance.................................  $11,964,451   $6,688,452
Related escrow funds........................................  $    55,340   $   32,708

     The above table includes subserviced mortgage loans of approximately $4.2 billion and $707 million at December 31, 1998 and 1997, respectively.

     The Company is required to advance, from corporate funds, escrow and foreclosure costs for loans which it services. A portion of these advances for loans serviced for GNMA are not recoverable. As of December 31, 1998 and 1997, reserves for unrecoverable advances of approximately $378 and $357, respectively, were established for GNMA loans in default.

     Upon foreclosure, an FHA/VA property is typically conveyed to HUD or the VA. However, the VA has the authority to deny conveyance of the foreclosed property to the VA (a "VA no-bid"). The VA, instead, reimburses the Company based on a percentage of the loan's outstanding principal balance ("guarantee" amount). For GNMA VA no-bids, the foreclosed property is conveyed to the Company and the Company then assumes the market risk of disposing of the property. The related allowance for GNMA VA loans in default for potential no-bid losses as of December 31, 1998 and 1997, is included in the allowance for unrecoverable advances described above.

     The Company is servicing approximately $11 million in loans with recourse to Mortgage Corp. on behalf of FNMA and other investors. The recourse obligation is the result of servicing purchases by Mortgage Corp. pursuant to which Mortgage Corp. assumed the recourse obligation. As a result, Mortgage Corp. is obligated to repurchase those loans that ultimately foreclose.

     In addition, Mortgage Corp. has issued various representations and warranties associated with whole loan and bulk servicing sales. The representations and warranties may require Mortgage Corp. to repurchase defective loans as defined by the applicable servicing and sales agreements.

     Mortgage Corp. and its subsidiaries originated and purchased mortgage loans with principal balances totaling approximately $9.4 billion and $3.7 billion in 1998 and 1997, respectively. Errors and omissions and fidelity bond insurance coverage under a mortgage banker's bond was $10.1 million and $6.5 million at December 31, 1998 and 1997, respectively.

(12) PREFERRED STOCK AND SHAREHOLDERS' EQUITY

     In May 1998, the Company closed the public offering of 1,542,150 shares of FirstCity common stock, of which 341,000 shares were sold by selling shareholders. Net proceeds (after expenses) of $34.1 million were used to retire debt. On May 11, 1998, the Company notified holders of its outstanding warrants to purchase shares of common stock that it was exercising its option to repurchase such warrants for $1.00 each. In June 1998, as a result of such notification, warrants representing 471,380 shares of common stock were exercised for an aggregate warrant purchase price of $11.8 million. No warrants were outstanding as of December 31, 1998. On July 17, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission which allows the Company to issue up to $250 million in debt and equity securities from time to

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES time in the future. The registration statement became effective July 28, 1998. As of December 31, 1998, there have been no securities issued under this registration statement.

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

     In 1997, the Company purchased 537,430 shares (representing $11.3 million in liquidation preference) of special preferred stock with a distribution from the Trust. The special preferred stock was redeemed for $14.7 million plus accrued dividends in 1998. Dividends of $2.7 million and $5.8 million, respectively, or $3.15 per share, were paid in 1998 and 1997.

     In June 1997, the Company initiated an offer to exchange one share of special preferred stock for one share of the newly designated adjusting rate preferred stock. The adjusting rate preferred stock has a redemption value of $21.00 per share and cumulative quarterly cash dividends at the annual rate of $3.15 per share through September 30, 1998, adjusting to $2.10 per share through the redemption date of September 30, 2005. The Company may redeem the adjusting rate preferred stock after September 30, 2003 for $21 per share plus accrued dividends. The adjusting rate preferred stock carries no voting rights except in the event of non-payment of dividends. Pursuant to the exchange offer, 1,073,704 shares in 1997 and 148,997 shares in 1998 of special preferred stock were exchanged for a like number of shares of adjusting rate preferred stock. Dividends of $3.4 million and $.8 million, respectively, or $3.15 and $.7875 per share, were paid in 1998 and 1997, and additional dividends of $.6 million, or $.525 per share, were accrued at December 31, 1998 (paid on January 15, 1999).

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

     The per share weighted-average fair value of stock options granted during 1998 and 1997 was $23.49 and $19.14, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions: $0 expected dividend yield, risk-free interest rate of 5.75%, expected volatility of 30%, and an expected life of 10 years.

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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(loss) to common shareholders and net earnings (loss) per common share would have been charged to the pro forma amounts indicated below:

                                                                1998      1997
                                                              --------   -------
Net earnings (loss) to common shareholders:
  As reported...............................................  $(25,378)  $29,425
  Pro forma.................................................   (26,659)   28,263
Net earnings (loss) per common share -- diluted:
  As reported...............................................  $  (3.35)  $  4.46
  Pro forma.................................................     (3.52)     4.29

     Stock option activity during the periods indicated is as follows:

                                          1998                 1997                 1996
                                   ------------------   ------------------   ------------------
                                             WEIGHTED             WEIGHTED             WEIGHTED
                                             AVERAGE              AVERAGE              AVERAGE
                                             EXERCISE             EXERCISE             EXERCISE
                                   SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                   -------   --------   -------   --------   -------   --------
Outstanding at beginning of
  year...........................  314,300    $22.64    223,100    $21.07    229,600    $20.20
Granted..........................   15,000     29.69    125,200     26.47     18,000     30.75
Exercised........................  (12,350)    22.04     (4,750)    20.00     (4,500)    20.00
Forfeited........................  (32,000)    22.50    (29,250)    25.91    (20,000)    20.00
                                   -------              -------              -------
Outstanding at end of year.......  284,950    $23.06    314,300    $22.64    223,100    $21.07
                                   =======              =======              =======

     At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $20.00 to $30.75 and 7.12 years, respectively. In addition, 138,897 options were exercisable with a weighted-average exercise price of $21.83.

     The Company has an employee stock purchase plan which allows employees to acquire an aggregate of 100,000 shares of common stock of the Company at 85% of the fair value at the end of each quarterly plan period. The value of the shares purchased under the plan is limited to the lesser of 10% of compensation or $25,000 per year. Under the plan, 35,220 shares were issued in 1998 and 8,308 shares were issued during 1997. At December 31, 1998, an additional 52,659 shares of common stock are available for issuance pursuant to the plan.

     A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        1998         1997         1996
                                                     ----------   ----------   ----------
Net earnings (loss) to common shareholders.........  $  (25,378)  $   29,425   $   31,420
                                                     ==========   ==========   ==========
Weighted average common shares
  outstanding -- basic.............................   7,583,831    6,517,716    6,504,065
Effect of dilutive securities:
  Assumed exercise of stock options................          --       48,824       45,467
  Assumed exercise of warrants.....................          --       24,672        6,392
                                                     ----------   ----------   ----------
Weighted average common shares
  outstanding -- diluted...........................   7,583,831    6,591,212    6,555,924
                                                     ==========   ==========   ==========
Net earnings (loss) per common share -- basic......  $    (3.35)  $     4.51   $     4.83
Net earnings (loss) per common share -- diluted....  $    (3.35)  $     4.46   $     4.79

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     No effect was given to dilutive securities in the 1998 EPS calculation as such had an anti-dilutive effect. However during the year an average of 299,625 options were outstanding that could have a potentially dilutive basic EPS effect in the future.

(13) INCOME TAXES

     Income tax benefit (expense) consists of:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998     1997      1996
                                                           ------   -------   -------
Federal and state current expense........................  $ (505)  $(1,231)  $(2,751)
Federal deferred benefit.................................   1,548    16,716    16,500
                                                           ------   -------   -------
          Total..........................................  $1,043   $15,485   $13,749
                                                           ======   =======   =======

     The actual income tax expense (benefit) attributable to earnings (loss) from operations differs from the expected tax expense (computed by applying the federal corporate tax rate of 35% to earnings (loss) from operations before income taxes) as follows:

                                                         1998       1997       1996
                                                        -------   --------   --------
Computed expected tax expense (benefit)...............  $(7,387)  $  7,105   $  8,883
Increase (reduction) in income taxes resulting from:
  Tax effect of Class A Certificate...................       --     (1,243)    (4,060)
  Change in valuation allowance.......................    5,549    (23,388)   (18,616)
Alternative minimum tax and state income tax..........      505      1,646         --
REMIC excess inclusion income.........................       --        268         --
Other.................................................      290        127         44
                                                        -------   --------   --------
                                                        $(1,043)  $(15,485)  $(13,749)
                                                        =======   ========   ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1998 and 1997, are as follows:

                                                                1998        1997
                                                              ---------   ---------
Deferred tax assets:
  Investments in Acquisition Partnerships, principally due
     to differences in basis for tax and financial reporting
     purposes...............................................  $   2,521   $   1,453
  Intangibles, principally due to differences in
     amortization...........................................      1,613       1,317
  Book loss reserve greater than (less than) tax loss
     reserve................................................         76      (1,200)
  Tax basis in fixed assets greater than book...............         42         255
  Federal net operating loss carryforward...................    225,118     213,028
  Valuation allowance.......................................   (174,520)   (168,971)
                                                              ---------   ---------
          Total deferred tax assets.........................     54,850      45,882
Deferred tax liabilities:
  Book basis in servicing rights greater than tax basis.....    (22,036)    (15,231)
  Other, net................................................       (652)        (37)
                                                              ---------   ---------
          Total deferred tax liabilities....................    (22,688)    (15,268)
                                                              ---------   ---------
Net deferred tax asset......................................  $  32,162   $  30,614
                                                              =========   =========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     As a result of the Merger, the Company has net operating loss carryforwards for federal income tax purposes of approximately $643 million at December 31, 1998, available to offset future federal taxable income, if any, through the year 2018. A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. During 1998, 1997 and 1996, the Company adjusted the previously established valuation allowance to recognize deferred tax expense (benefit) of $5.5 million, ($23.4) million and ($18.6) million, respectively. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The change in valuation allowance primarily represents an increase in the estimate of the future taxable income during the carryforward period since the prior year end and the utilization of or addition to net operating loss carryforwards since the Merger. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

(14) EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution 401(k) employee profit sharing plan pursuant to which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company's contributions to the 401(k) plan were $980 in 1998, $603 in 1997 and $407 in 1996.

(15) LEASES

     The Company leases its current headquarters from a related party under a noncancelable operating lease. The lease calls for monthly payments of $7.5 through its expiration in December 2001 and includes an option to renew for two additional five-year periods. Rental expense for 1998, 1997 and 1996 under this lease was $90 each year.

     The Company also leases office space and equipment from unrelated parties under operating leases expiring in various years through 2006. Rental expense under these leases for 1998, 1997 and 1996 was $6.9 million, $4.1 million and $2.3 million, respectively. As of December 31, 1998, the future minimum lease payments under all noncancelable operating leases are: $7,238 in 1999, $5,256 in 2000, $3,768 in 2001, $2,993 in 2002 and $3,765 in 2003 and beyond.

     The Company has subleased various office space. These sublease agreements primarily relate to leases assumed in the acquisition of Hamilton. Future minimum rentals to be received under noncancelable operating leases are $421 in 1999, $137 in 2000, $86 in 2001, $89 in 2002, and $37 in 2003.

(16) MORTGAGE LOAN PIPELINE, HEDGES, AND RELATED OFF-BALANCE SHEET RISK

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

     The Company's mortgage loan pipeline as of December 31, 1998, totaled approximately $1.8 billion. The Company's exposure to loss in the event of nonperformance by the party committed to purchase the mortgage loan is represented by the amount of loss in value due to increases in interest rates on its fixed rate commitments. The pipeline consists of approximately $565 million of fixed rate commitments and $1.2 billion of floating rate obligations. The floating rate commitments are not subject to significant interest rate risk.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

Management believes that the Company had adequate lines of credit at December 31, 1998 to fund its projected loan closings from its mortgage loan pipeline.

     The Company uses a variety of methods to hedge the interest rate risk of the mortgage loans in the pipeline that are expected to close and the mortgage loans held for sale. Mandatory forward commitments to sell whole loans and mortgage-backed securities are the Company's primary hedge instruments. At December 31, 1998, the Company had approximately $975 million of mandatory forward commitments to sell. To the extent mortgage loans at the appropriate rates are not available to fill these commitments, the Company has interest rate risk due primarily to the impact of interest rate fluctuations on its obligations to fill forward commitments.

     The Company's mortgage loan pipeline and mandatory forward commitments are included in the lower of cost or market value calculation of mortgage loans held for sale.

(17) OTHER RELATED PARTY TRANSACTIONS

     The Company has contracted with FirstCity Liquidating Trust (the "Trust"), the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees totaling $5.8 million, $12.1 million (including $6.8 million from the termination of a management agreement with the Trust) and $12.5 million for 1998, 1997 and 1996, respectively, and due diligence fees (included in other income) were derived from such affiliates.

     During 1997, the Company, along with selected Acquisition Partnerships, sold certain assets to an entity 80% owned by the Company. The gain on the sale of the assets was deferred and is being recognized as the assets are ultimately resolved.

(18) COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

     The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At December 31, 1998, advances of $.7 million had been made under the obligation.

(19) YEAR 2000 INITIATIVES

     The Year 2000 issue consists of shortcomings of many electronic data processing systems that make them unable to process year-date data accurately beyond the year 1999. The primary shortcoming arises because computer programmers have abbreviated dates by eliminating the first two digits of the year under the assumption that these digits would always be 19. Another shortcoming is caused by the routine used by some computers for calculating leap year that does not detect the year 2000 as a leap year. This inability to process dates could potentially result in a system failure or miscalculation causing disruptions in the Company's operations or performance.

     The Company, with the assistance of a consulting firm that specializes in Year 2000 readiness, is conducting an enterprise-wide Year 2000 initiative that encompasses both the internal systems and exposure to third parties. For the Company's internal systems, the initiative is being approached in three phases comprised of assessment, remediation and testing. While there is considerable overlap in the timing of the three phases, the assessment phase is the first step in the initiative. In this phase, the objective is to identify the components (i.e., hardware and software) of all internal systems and to assess the readiness of each component. This information is then used to prepare a comprehensive plan for remediation and testing. The

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES information gathered during this phase is also used to develop a more precise estimate of the costs of remediation and testing.

     The Company is in the process of completing the assessment phase for all of its internal systems. Remediation and testing have already begun and complete Year 2000 readiness for internal systems is scheduled to be achieved by July 1999. The Company does not anticipate any material difficulties in achieving Year 2000 readiness within this time frame. The Company has not yet developed a most reasonably likely worst case scenario with respect to Year 2000 issues, but instead has focused its efforts on reducing uncertainties through the review described above. The Company has not developed Year 2000 contingency plans other than as described above, and does not expect to do so unless merited by the results of its continuing review.

     The Company believes that the costs associated with its Year 2000 initiative will be approximately $1,500,000, a majority of which will be incurred during 1999. Of these costs, approximately $150,000 is for computer systems that must be replaced and the remainder is personnel costs (employees and external consultants). All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

     The cost of the initiative and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. Unanticipated failures by critical third parties, as well as the failure by the Company to execute its own remediation efforts, could have a material adverse effect on the cost of the initiative and its completion date. As a result, there can be no assurance that these estimates will be achieved and the actual cost and third party compliance could differ materially from those plans, resulting in material financial risk.

(20) FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below.

  (a) Cash and Cash Equivalents

     The carrying amount of cash and cash equivalents approximated fair value at December 31, 1998 and 1997.

  (b) Portfolio Assets and Loans Receivable

     The Portfolio Assets and loans receivable are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risks inherent in the assets. The carrying value of the Portfolio Assets and loans receivable was $116 million and $180 million, respectively, at December 31, 1998 and 1997. The estimated fair value of the Portfolio Assets and loans receivable was approximately $123 million and $199 million, respectively, at December 31, 1998 and 1997.

  (c) Mortgage Loans Held For Sale

     Market values of loans held for sale are generally based on quoted market prices or dealer quotes. The carrying value of mortgage loans held for sale was $1.2 billion and $534 million, respectively, at December 31, 1998 and 1997. The estimated fair value of mortgage loans held for sale approximated their carrying value at December 31, 1998 and 1997.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

  (d) Investment Securities

     Investment securities are carried at the lower of cost or market. Carrying values which are believed to approximate fair value were $65,242 and $6,935 at December 31, 1998 and 1997, respectively. The investments are valued using various discount rates, loss and prepayment assumptions, as described in Note 6.

  (e) Notes Payable

     Management believes that the repayment terms for similar rate financial instruments with similar credit risks and the stated interest rates at December 31, 1998 and 1997 approximate the market terms for similar credit instruments. Accordingly, the carrying amount of notes payable is believed to approximate fair value.

  (f) Redeemable Preferred Stock

     Redeemable preferred stock is carried at redemption value plus accrued but unpaid dividends. Carrying values were $26,319 and $41,908 at December 31, 1998 and 1997, respectively. Fair market values based on quoted market rates were $22,803 and $42,048 at December 31, 1998 and 1997, respectively.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FirstCity Financial Corporation:

     We have audited the accompanying consolidated balance sheets of FirstCity Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            KPMG LLP

Fort Worth, Texas
February 12, 1999

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

                       SELECTED QUARTERLY FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          1998                                    1997
                         --------------------------------------   -------------------------------------
                          FIRST    SECOND     THIRD     FOURTH     FIRST    SECOND     THIRD    FOURTH
                         QUARTER   QUARTER   QUARTER    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                         -------   -------   --------   -------   -------   -------   -------   -------
                                                          (UNAUDITED)
Income.................  $42,026   $49,544   $ 49,278   $58,696   $32,297   $30,985   $30,033   $36,307
Expenses(1)............   37,086    42,446     88,026    53,091    22,728    26,316    29,672    30,606
Net earnings
  (loss)(2)............    5,796     7,624    (38,500)    4,888     9,217     4,370    16,690     5,351
Preferred dividends....    1,515     1,515      1,514       642     1,659     1,515     1,514     1,515
Net earnings (loss) to
  common
  shareholders(2)......    4,281     6,109    (40,014)    4,246     7,558     2,855    15,176     3,836
Net earnings (loss) per
  common share --
  Basic(2).............     0.66      0.84      (4.84)     0.51      1.16      0.44      2.33      0.59
Net earnings (loss) per
  common share --
  Diluted(2)...........     0.64      0.83      (4.84)     0.51      1.14      0.44      2.30      0.58

---------------

(1) Includes provision for valuation of mortgage servicing rights of $28.7 million in the third quarter of 1998

(2) Includes $16.2 million of deferred tax benefits in third quarter of 1997 related to the benefit of NOLs.

                               WAMCO PARTNERSHIPS

                            COMBINED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                1998       1997
                                                              --------   --------
Cash........................................................  $ 12,109   $ 11,702
Portfolio Assets, net.......................................   148,142    104,189
Investments in partnerships.................................       591        185
Investments in trust certificates...........................     6,097      5,816
Receivable from affiliates..................................        54        892
Deferred profit sharing.....................................     5,307         --
Other assets, net...........................................     2,261      2,958
                                                              --------   --------
                                                              $174,561   $125,742
                                                              ========   ========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable (including $37 and $330 to affiliates in
  1998 and 1997, respectively)..............................  $  1,086   $    441
Accrued liabilities.........................................     2,010      1,081
Deferred compensation.......................................     9,420         --
Long-term debt (including $49,849 and $58,923 to affiliates
  in 1998 and 1997, respectively)...........................   105,989     68,950
                                                              --------   --------
          Total liabilities.................................   118,505     70,472
Commitments and contingencies...............................        --         --
Partners' capital...........................................    56,056     55,270
                                                              --------   --------
                                                              $174,561   $125,742
                                                              ========   ========

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

                       COMBINED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                               1998       1997        1996
                                                             --------   ---------   ---------
Proceeds from resolution of Portfolio Assets...............  $ 71,473   $ 159,159   $ 174,012
Cost of Portfolio Assets resolved..........................   (49,855)   (132,626)   (134,507)
                                                             --------   ---------   ---------
Gain on resolution of Portfolio Assets.....................    21,618      26,533      39,505
Interest income on performing Portfolio Assets.............     8,341       8,432       7,870
Interest expense (including $4,494, $8,187 and $14,571 to
  affiliates in 1998, 1997 and 1996, respectively).........    (7,483)    (10,659)    (22,065)
General, administrative and operating expenses.............   (10,033)    (10,338)    (14,777)
Other income, net..........................................     1,772       1,008         210
                                                             --------   ---------   ---------
          Net earnings.....................................  $ 14,215   $  14,976   $  10,743
                                                             ========   =========   =========

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                         CLASS B
                                     CLASS A EQUITY       EQUITY
                                   -------------------   --------
                                   GENERAL    LIMITED    LIMITED    GENERAL    LIMITED
                                   PARTNERS   PARTNERS   PARTNERS   PARTNERS   PARTNERS    TOTAL
                                   --------   --------   --------   --------   --------   --------
Balance at December 31, 1995.....   $ 573     $ 28,086   $ 21,232    $  91     $  4,437   $ 54,419
  Contributions..................      54        2,621         --      986       48,303     51,964
  Distributions..................    (400)     (19,598)    (3,082)    (860)     (42,068)   (66,008)
  Net earnings...................      47        2,301        556      156        7,683     10,743
                                    -----     --------   --------    -----     --------   --------
Balance at December 31, 1996.....   $ 274     $ 13,410   $ 18,706    $ 373     $ 18,355   $ 51,118
  Contributions..................      --           --         --      522       29,592     30,114
  Distributions..................    (113)      (5,522)   (16,533)    (375)     (18,395)   (40,938)
  Net earnings...................     111        5,432      1,173      162        8,098     14,976
                                    -----     --------   --------    -----     --------   --------
Balance at December 31, 1997.....   $ 272     $ 13,320   $  3,346    $ 682     $ 37,650   $ 55,270
  Contributions..................      10          488         --      503       34,077     35,078
  Distributions..................    (111)      (5,461)    (1,111)    (699)     (41,125)   (48,507)
  Net earnings(loss).............      (5)        (224)      (290)     201       14,533     14,215
                                    -----     --------   --------    -----     --------   --------
Balance at December 31, 1998.....   $ 166     $  8,123   $  1,945    $ 687     $ 45,135   $ 56,056
                                    =====     ========   ========    =====     ========   ========

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                               1998       1997        1996
                                                             --------   ---------   ---------
Cash flows from operating activities:
  Net earnings.............................................  $ 14,215   $  14,976   $  10,743
  Adjustments to reconcile net earnings to net cash (used
     in) provided by operating activities:
     Amortization of loan origination and commitment
       fees................................................       678       1,707       1,483
     Provision (credit) for losses.........................        --        (587)        585
     Net gain on Portfolio Assets..........................   (21,618)    (26,533)    (39,505)
     Purchase of Portfolio Assets..........................   (91,713)    (73,734)   (102,695)
     Capitalized costs on Portfolio Assets.................    (2,095)     (1,143)     (3,330)
     Proceeds from resolution of Portfolio Assets..........    71,473     159,159     188,002
     Increase in investment in Partnership.................      (406)         --          --
     Decrease (increase) in receivable from affiliates.....       838        (660)       (126)
     Increase in deferred profit sharing...................    (5,307)         --          --
     Decrease (increase) in other assets...................        19      (1,556)     (2,191)
     Increase (decrease) in accounts payable...............       645      (1,304)      1,032
     Increase (decrease) in accrued liabilities............       929        (601)     (6,812)
     Increase in deferred compensation.....................     9,420          --          --
                                                             --------   ---------   ---------
          Net cash (used in) provided by operating
            activities.....................................   (22,922)     69,724      47,186
                                                             --------   ---------   ---------
Cash flows from investing activities:
  Contribution to subsidiaries.............................        --        (185)         --
  Purchase of trust certificates...........................      (281)       (225)     (4,224)
  Payments received from trust certificates                        --         191          --
                                                             --------   ---------   ---------
          Net cash used in operating activities............      (281)       (219)     (4,224)
                                                             --------   ---------   ---------
Cash flows from financing activities:
  Borrowing on acquisition debt............................        --          --          --
  Repayment of acquisition debt............................        --          --     (28,967)
  Borrowing on long-term debt..............................    93,308      34,489     263,614
  Repayment of long-term debt..............................   (56,269)   (106,593)   (265,041)
  Capital contributions....................................    35,078      30,114      38,180
  Capital distributions....................................   (48,507)    (25,420)    (52,224)
                                                             --------   ---------   ---------
          Net cash provided by (used in) financing
            activities.....................................    23,610     (67,410)    (44,438)
                                                             --------   ---------   ---------
Net increase (decrease) in cash............................       407       2,095      (1,476)
Cash at beginning of year..................................    11,702       9,607      11,083
                                                             --------   ---------   ---------
Cash at end of year........................................  $ 12,109   $  11,702   $   9,607
                                                             ========   =========   =========

Supplemental disclosure of cash flow information (note 5):

     Cash paid for interest was approximately $6,889, $11,091 and $27,652 for 1998, 1997 and 1996, respectively.

     WAMCO V and WAMCO XVII contributed $1,243 and $324 of portfolio assets, respectively, in exchange for an investment in trust certificates in 1996.

     WAMCO IX, WAMCO XXI and WAMCO XXII contributed $1,542 of portfolio assets in exchange for an equity interest in a related party in 1997. This equity interest was subsequently distributed to the partners of the partnerships.

     In January, 1997 a partner purchased the other 50% interest in the Whitewater partnership, thus removing $14,043 in Portfolio and other assets and $14,043 of other liabilities and partners' capital from the accounts of the combined WAMCO partnerships.

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

(1) ORGANIZATION AND PARTNERSHIP AGREEMENTS

     The combined financial statements include the accounts of WAMCO III, Ltd.; WAMCO V, Ltd.; WAMCO IX, Ltd.; WAMCO XVII, Ltd.; WAMCO XXI, Ltd.; WAMCO XXII, Ltd.; WAMCO XXIII, Ltd.; WAMCO XXIV, Ltd.; WAMCO XXV, Ltd.; WAMCO XXVI, Ltd.; Calibat Fund, LLC; DAP City Partners, L.P.; FC Properties, Ltd., First B Realty, L.P.; First Paradee, L.P.; GLS Properties, Ltd.; Imperial Fund I, L.P.; VOJ Partners, L.P. and Whitewater Acquisition Co. One L.P., all of which are Texas limited partnerships (Acquisition Partnerships or Partnerships). FirstCity Financial Corporation ("FirstCity") or its wholly owned subsidiary, FirstCity Commercial Corporation, owns limited partnership interests in all of the Partnerships. All significant intercompany balances have been eliminated. The combined financial statements do not include any accounts of Acquisition Partnerships which are wholly owned by FirstCity or Acquisition Partnerships located in foreign countries.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Portfolio Assets

     The Partnerships acquire and resolve portfolios of performing and nonperforming commercial and consumer loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), which are generally acquired at a discount to their legal principal balance. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally nonhomogeneous assets, including loans of varying qualities that are secured by diverse collateral types and foreclosed properties. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on business or real estate or other collateral cash flow. Portfolio Assets are acquired on behalf of legally independent Acquisition Partnerships in which a corporate general partner, FirstCity and other investors are limited partners.

                               WAMCO PARTNERSHIPS

     Portfolio Assets are classified as either non-performing Portfolio Assets, performing Portfolio Assets or real estate Portfolios. The following is a description of each classification and the related accounting policy accorded to each Portfolio type:

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

     All non-performing Portfolio Assets are purchased at substantial discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the amortized cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified. No valuation allowance was required at December 31, 1998 or 1997.

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

     The Partnerships account for performing Portfolio Assets by evaluating the collectibility of both contractual interest and principal of loans when assessing the need for a loss accrual. Impairment is measured based on the present value of the expected future cash flows discounted at the loans' effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable.

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

(3) PORTFOLIO ASSETS

     Portfolio Assets are summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Non-performing Portfolio Assets.............................  $ 83,530   $106,377
Performing Portfolio Assets.................................    94,271     77,794
Real estate Portfolios......................................    48,212      6,696
                                                              --------   --------
          Total Portfolio Assets............................   226,013    190,867
Discount required to reflect Portfolio Assets at carrying
  value.....................................................   (77,871)   (86,678)
                                                              --------   --------
          Portfolio Assets, net.............................  $148,142   $104,189
                                                              ========   ========

     Portfolio Assets are pledged to secure non-recourse notes payable.

(4) DEFERRED PROFIT SHARING

     In connection with the formation of FC Properties, Ltd., an agreement was entered into which provided for potential payments to the project manager based on a percentage of total estimated sales. The deferred amount is amortized into expense in proportion to actual sales realized. No profit participation will be paid out until the FC Properties, Ltd.'s long-term debt is extinguished, totaling $12,230 at December 31, 1998 and the

                               WAMCO PARTNERSHIPS
limited partners have recognized a 20% return on their investment. At December 31, 1998, the estimated liability for this profit participation was $8,429 and is included in deferred compensation in the accompanying balance sheet. Additionally, amortization of $3,122, was recognized during the period and has been included in general, administrative and operating expense in the accompanying statement of operations in 1998.

(5) LONG-TERM DEBT

     Long-term debt at December 31, 1998 and 1997 consist of the following:

                                                                1998      1997
                                                              --------   -------
Senior collateralized loans, secured by Portfolio Assets:
  Prime (7.5% at December 31, 1998) plus 0.5% to 7%.........  $  1,123   $    --
  LIBOR (5.5% at December 31, 1998) plus 2.25% to 4.0%......    85,452    43,198
  Fixed rate -- 8.48% to 10.17%.............................    18,690    24,681
Subordinated collateralized loans, secured by Portfolio
  Assets:
  Prime (7.5% at December 31, 1998) plus 7%.................       724     1,071
                                                              --------   -------
                                                              $105,989   $68,950
                                                              ========   =======

     Collateralized loans are typically payable based on proceeds from disposition of and payments received on the Portfolio Assets.

     Contractual maturities (excluding principal and interest payments payable from proceeds from dispositions of and payments received on the Portfolio Assets) of long-term debt are as follows:

     Year ending December 31:

  1999......................................................   $ 70,414
  2000......................................................      7,932
  2001......................................................     15,059
  2002......................................................      7,461
  2003......................................................      1,123
  Thereafter................................................      4,000
                                                               --------
                                                               $105,989
                                                               ========

     The loan agreements and master note purchase agreements, under which notes payable were incurred, contain various covenants including limitations on other indebtedness, maintenance of service agreements and restrictions on use of proceeds from disposition of and payments received on the Portfolio Assets. As of December 31, 1998, the Partnerships were in compliance with the aforementioned covenants.

     In connection with the long-term debt, the Partnerships incurred origination and commitment fees. These fees are being amortized proportionate to the principal reductions on the related notes and are included in general, administrative and operating expenses. At December 31, 1998 and 1997, approximately $1,139 and $1,298, respectively, of origination and commitment fees were included in other assets, net.

(6) TRANSACTIONS WITH AFFILIATES

     Under the terms of the various servicing agreements between the Partnerships and FirstCity Servicing Corp., an affiliated company. FirstCity Servicing Corp. receives a servicing fee based on proceeds from resolution of the Portfolio Assets for processing transactions on the Portfolio Assets and for conducting settlement, collection and other resolution activities. Included in general, administrative and operating

                               WAMCO PARTNERSHIPS
expenses in the accompanying combined statements of operations are approximately $2,752, $4,353, and $6,468 in servicing fees incurred by the Partnerships in 1998, 1997 and 1996, respectively.

     Under the terms of a Master Note Purchase Agreement, Varde, Varde II-A and OPCO, limited partners of VOJ Partners L.P. ("VOJ"), are to receive 5 percent, 5 percent and 10 percent, respectively, of cumulative income before profit participation expense recognized by VOJ. Due to continued net losses, in 1997, VOJ wrote off $103 of receivables from affiliates related to this profit participation agreement. No amounts were accrued under this agreement during 1997 or 1998. VOJ accrued $103 in 1996 included in the receivables from affiliates and recognized $18 and $68 in 1997 and 1996, respectively, included in other income (expenses), net, in the accompanying combined financial statements.

     Under the terms of a Master Note Purchase Agreement, each of two limited partners of Imperial Fund I, L.P. ("Imperial") are to receive 10 percent of cumulative income before profit participation expense recognized by Imperial. Imperial has recorded accounts payable of $23 at December 31, 1997, and expensed $92 and $40 in the years ended December 31, 1997 and 1996, respectively, in the accompanying combined financial statements under this profit participation agreement. The profit participation will be paid to the limited partners upon final disposition of the Portfolio Assets in accordance with the Master Note Purchase Agreement.

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

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Partnerships disclose estimated fair values of their financial instruments. Fair value estimates, methods and assumptions are set forth below.

  (a) Cash, Receivable from Affiliates, Accounts Payable and Accrued Liabilities

     The carrying amount of cash, receivable from affiliates, accounts payable and accrued liabilities approximates fair value at December 31, 1998 and 1997 due to the short-term nature of such accounts.

  (b) Portfolio Assets

     Portfolio Assets are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risk inherent in the assets. The carrying value of Portfolio Assets was $148,142 and $104,189 at December 31, 1998 and 1997, respectively. The estimated fair value of the Portfolio Assets was approximately $174,776 and $122,515 at December 31, 1998 and 1997, respectively.

  (c) Investment in Trust Certificates

     Investments in trust certificates are carried at the lower of cost or estimated fair value. Management estimates that the cost of the investments approximates fair value at December 31, 1998 and 1997.

                               WAMCO PARTNERSHIPS

  (d) Long-term Debt

     Management believes that for similar financial instruments with comparable credit risks, the stated interest rates at December 31, 1998 and 1997 approximate market rates. Accordingly, the carrying amount of long-term debt is believed to approximate fair value.

(8) COMMITMENTS AND CONTINGENCIES

     Calibat Fund, LLC has committed to make additional investments in partnerships up to $1.8 million at December 31, 1998.

     The Partnerships are involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the combined financial condition, results of operations or liquidity of the Partnerships.

                          INDEPENDENT AUDITORS' REPORT

The Partners
WAMCO Partnerships:

     We have audited the accompanying combined balance sheets of the WAMCO Partnerships as of December 31, 1998 and 1997, and the related combined statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998. These combined financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the WAMCO Partnerships as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            KPMG LLP

Fort Worth, Texas
January 29, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this item with respect to the Company's directors and executive officers is incorporated by reference from the Company's definitive proxy statement pertaining to the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

     The information called for by this item is incorporated by reference from the Company's definitive proxy statement pertaining to the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this item is incorporated by reference from the Company's definitive proxy statement pertaining to the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this item is incorporated by reference from the Company's definitive proxy statement pertaining to the 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

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

     3. Exhibits

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
          2.1             -- Joint Plan of Reorganization by First City Bancorporation
                             of Texas, Inc., Official Committee of Equity Security
                             Holders and J-Hawk Corporation, with the Participation of
                             Cargill Financial Services Corporation, Under Chapter 11
                             of the United States Bankruptcy Code, Case No.
                             392-39474-HCA-11 (incorporated herein by reference to
                             Exhibit 2.1 of the Company's Current Report on Form 8-K
                             dated July 3, 1995 filed with the Commission on July 18,
                             1995)
          2.2             -- Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc.
                             and J-Hawk Corporation (incorporated herein by reference
                             to Exhibit 2.2 of the Company's Current Report on Form
                             8-K dated July 3, 1995 filed with the Commission on July
                             18, 1995)

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
          3.1             -- Amended and Restated Certificate of Incorporation of the
                             Company (incorporated herein by reference to Exhibit 3.1
                             of the Company's Current Report on Form 8-K dated July 3,
                             1995 filed with the Commission on July 18, 1995).
          3.2             -- Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form
                             8-K dated July 3, 1995 filed with the Commission on July
                             18, 1995).
          4.1             -- Certificate of Designations of the New Preferred Stock
                             ($0.01 par value) of the Company.
          4.2             -- Warrant Agreement, dated July 3, 1995, by and between the
                             Company and American Stock Transfer & Trust Company, as
                             Warrant Agent (incorporated herein by reference to
                             Exhibit 4.2 of the Company's Current Report on Form 8-K
                             dated July 3, 1995 filed with the Commission on July 18,
                             1995).
          4.3             -- Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor
                             Financial Mortgage Company Employees Pension Plan,
                             Lindsey Capital Corporation, Ed Smith and Thomas E.
                             Smith.
          4.4             -- Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company.
          4.5             -- Registration Rights Agreement, dated March 24, 1998,
                             between the Company and Texas Commerce Shareholders
                             Company.
          9.1             -- Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain
                             and Cargill Financial Services Corporation.
         10.1             -- Trust Agreement of FirstCity Liquidating Trust, dated
                             July 3, 1995 (incorporated herein by reference to Exhibit
                             10.1 of the Company's Current Report on Form 8-K dated
                             July 3, 1995 filed with the Commission on July 18, 1995).
         10.2             -- Investment Management Agreement, dated July 3, 1995,
                             between the Company and FirstCity Liquidating Trust
                             (incorporated herein by reference to Exhibit 10.2 of the
                             Company's Current Report on Form 8-K dated July 3, 1995
                             filed with the Commission on July 18, 1995).
         10.3             -- Lock-Box Agreement, dated July 11, 1995, among the
                             Company, NationsBank of Texas, N.A., as lock-box agent,
                             FirstCity Liquidating Trust, FCLT Loans, L.P., and the
                             other Trust-Owned Affiliates signatory thereto, and each
                             of NationsBank of Texas, N.A. and Fleet National Bank, as
                             co-lenders (incorporated herein by reference to Exhibit
                             10.3 of the Company's Form 8-A/A dated August 25, 1995
                             filed with the Commission on August 25, 1995).
         10.4             -- Custodial Agreement, dated July 11, 1995, among Fleet
                             National Bank, as custodian, Fleet National Bank, as
                             agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and
                             the Company (incorporated herein by reference to Exhibit
                             10.4 of the Company's Form 8-A/A dated August 25, 1995
                             filed with the Commission on August 25, 1995).
         10.5             -- Tier 3 Custodial Agreement, dated July 11, 1995, among
                             the Company, as custodian, Fleet National Bank, as agent,
                             FCLT Loans, L.P., FirstCity Liquidating Trust, and the
                             Company, as servicer (incorporated herein by reference to
                             Exhibit 10.5 of the Company's Form 8-A/A dated August 25,
                             1995 filed with the Commission on August 25, 1995).

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
         10.6             -- 12/97 Amended and Restated Facilities Agreement, dated
                             effective as of December 3, 1997, among Harbor Financial
                             Mortgage Corporation, New America Financial, Inc., Texas
                             Commerce Bank National Association and the other
                             warehouse lenders party thereto. (incorporated herein by
                             reference to Exhibit 10.6 of the Company's Form 10-K
                             dated March 24, 1998 filed with the Commission March 26,
                             1998).
         10.7             -- Modification Agreement, dated January 26, 1998, to the
                             Amended and Restated Facilities Agreement, dated as of
                             December 3, 1997, among Harbor Financial Mortgage
                             Corporation, New America Financial, Inc. and Chase Bank
                             of Texas, National Association (formerly known as Texas
                             Commerce Bank National Association). (incorporated herein
                             by reference to Exhibit 10.7 of the Company's Form 10-K
                             dated March 24, 1998 filed with the Commission March 26,
                             1998).
         10.8             -- $50,000,000 3/98 Chase Texas Temporary Additional
                             Warehouse Note, dated March 17, 1998, by Harbor Financial
                             Mortgage Corporation and New America Financial, Inc., in
                             favor of Chase Bank of Texas, National Association.
                             (incorporated herein by reference to Exhibit 10.8 of the
                             Company's Form 10-K dated March 24, 1998 filed with the
                             Commission March 26, 1998).
         10.9             -- Employment Agreement, dated as of July 1, 1997, by and
                             between Harbor Financial Mortgage Corporation and Richard
                             J. Gillen. (incorporated herein by reference to Exhibit
                             10.9 of the Company's Form 10-K dated March 24, 1998
                             filed with the Commission March 26, 1998).
         10.10            -- Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R.
                             Brower, with similar agreements between FC Capital Corp.
                             and each of James H. Aronoff and Christopher J.
                             Morrissey. (incorporated herein by reference to Exhibit
                             10.10 of the Company's Form 10-K dated March 24, 1998
                             filed with the Commission March 26, 1998).
         10.11            -- Shareholder Agreement, dated as of September 8, 1997,
                             among FirstCity Funding Corporation, FirstCity Consumer
                             Lending Corporation, Thomas R. Brower, Scot A. Foith,
                             Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves,
                             Stephen H. Trent and Blake P. Bozman. (incorporated
                             herein by reference to Exhibit 10.11 of the Company's
                             Form 10-K dated March 24, 1998 filed with the Commission
                             March 26, 1998).
         10.12            -- Revolving Credit Loan Agreement, dated as of March 20,
                             1998, by and between FC Properties, Ltd. and Nomura Asset
                             Capital Corporation. (incorporated herein by reference to
                             Exhibit 10.12 of the Company's Form 10-K dated March 24,
                             1998 filed with the Commission March 26, 1998).
         10.13            -- Revolving Credit Loan Agreement, dated as of February 27,
                             1998, by and between FH Partners, L.P. and Nomura Asset
                             Capital Corporation. (incorporated herein by reference to
                             Exhibit 10.13 of the Company's Form 10-K dated March 24,
                             1998 filed with the Commission March 26, 1998).
         10.14            -- Note Agreement, dated as of June 6, 1997, among Bosque
                             Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
                             Investment Realty Partners, L.P. and Bankers Trust
                             Company of California, N.A. (incorporated herein by
                             reference to Exhibit 10.14 of the Company's Form 10-K
                             dated March 24, 1998 filed with the Commission March 26,
                             1998).

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
         10.15            -- 60,000,000 French Franc Revolving Promissory Note, dated
                             September 25, 1997, by J-Hawk International Corporation
                             in favor of the Bank of Scotland. (incorporated herein by
                             reference to Exhibit 10.15 of the Company's Form 10-K
                             dated March 24, 1998 filed with the Commission March 26,
                             1998).
         10.16            -- Loan Agreement, dated as of September 25, 1997, by and
                             between Bank of Scotland and J-Hawk International
                             Corporation. (incorporated herein by reference to Exhibit
                             10.16 of the Company's Form 10-K dated March 24, 1998
                             filed with the Commission March 26, 1998).
         10.17            -- Guaranty Agreement, dated as of September 25, 1997, by
                             J-Hawk Corporation (now known as FirstCity Commercial
                             Corporation) in favor of Bank of Scotland. (incorporated
                             herein by reference to Exhibit 10.17 of the Company's
                             Form 10-K dated March 24, 1998 filed with the Commission
                             March 26, 1998).
         10.18            -- Guaranty Agreement, dated as of September 25, 1997, by
                             FirstCity Financial Corporation in favor of Bank of
                             Scotland. (incorporated herein by reference to Exhibit
                             10.18 of the Company's Form 10-K dated March 24, 1998
                             filed with the Commission March 26, 1998).
         10.19            -- Warehouse Credit Agreement, dated as of May 17, 1996,
                             among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust
                             and National Auto Funding Corporation. (incorporated
                             herein by reference to Exhibit 10.19 of the Company's
                             Form 10-K dated March 24, 1998 filed with the Commission
                             March 26, 1998).
         10.20            -- Funding Commitment, dated as of May 17, 1996, by and
                             between ContiTrade Services L.L.C. and the Company.
                             (incorporated herein by reference to Exhibit 10.20 of the
                             Company's Form 10-K dated March 24, 1998 filed with the
                             Commission March 26, 1998).
         10.21            -- Revolving Credit Agreement, dated as of December 29,
                             1995, by and between the Company and Cargill Financial
                             Services Corporation, as amended by the Eighth Amendment
                             to Revolving Credit Agreement dated February 1998.
                             (incorporated herein by reference to Exhibit 10.21 of the
                             Company's Form 10-K dated March 24, 1998 filed with the
                             Commission March 26, 1998).
         10.22            -- Master Repurchase Agreement Governing Purchases and Sales
                             of Mortgage Loans, dated as of July 1998, between Lehman
                             Commercial Paper Inc. and FHB Funding Corp. (incorporated
                             herein by reference to Exhibit 10.1 of the Company's Form
                             10-Q dated August 14, 1998, filed with the Commission on
                             August 18, 1998).
         10.23            -- Warehouse Credit Agreement, dated as of April 30, 1998, among ContiTrade Services, L.L.C., FirstCity Consumer
                             Lending Corporation, FirstCity Auto Receivables L.L.C.
                             and FirstCity Financial Corporation (incorporated herein
                             by reference to Exhibit 10.1 of the Company's Form 10-Q
                             dated August 14, 1998, filed with the Commissions on
                             August 18, 1998).
         10.24            -- Servicing Agreement, dated as of April 30, 1998, among
                             FirstCity Auto Receivables L.L.C., FirstCity Servicing
                             Corporation of California, FirstCity Consumer Lending
                             Corporation and ContiTrade Services L.L.C. (incorporated
                             herein by reference to Exhibit 10.1 of the Company's Form
                             10-Q dated August 14, 1998, filed with the Commission on
                             August 18, 1998).
         10.25            -- Security and Collateral Agent Agreement, dated as of
                             April 30, 1998, among FirstCity Auto Receivables L.L.C.,
                             ContiTrade Services L.L.C. and Chase Bank of Texas,
                             National Association (incorporated herein by reference to
                             Exhibit 10.1 of the Company's Form 10-Q dated August 14,
                             1998, filed with the Commission on August 18, 1998).

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
         10.26            -- Loan Agreement, dated as of July 24, 1998, between
                             FirstCity Commercial Corporation and CFSC Capital Corp.
                             XXX (incorporated herein by reference to Exhibit 10.1 of
                             the Company's Form 10-Q dated August 14, 1998, filed with
                             the Commission on August 18, 1998).
         10.27            -- Loan Agreement, dated April 8, 1998, between Bank of
                             Scotland and the Company (incorporated herein by
                             reference to Exhibit 10.1 of the Company's Form 10-Q
                             dated August 14, 1998, filed with the Commission on
                             August 18, 1998).
         10.28            -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
                             herein by reference to Exhibit 10.1 of the Company's Form
                             10-Q dated August 14, 1998, filed with the Commission on
                             August 18, 1998).
         23.1             -- Consent of KPMG LLP.
         23.2             -- Consent of KPMG LLP.
         27.1             -- Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this
                             Annual Report on Form 10-K being submitted to the
                             Securities and Exchange Commission. Exhibit 27.1 shall
                             not be deemed filed for purposes of Section 11 of the
                             Securities Act of 1933, Section 18 of the Securities Act
                             of 1934, as amended, or Section 323 of the Trust
                             Indenture Act of 1939, as amended, or otherwise be
                             subject to the liabilities of such sections, nor shall it
                             be deemed a part of any registration statement to which
                             it relates.)

     (b) The Company did not file a Report on Form 8-K during, or dated during, the fourth quarter of 1998.

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ JAMES R. HAWKINS                   Chairman of the Board, Chief     March 31, 1999
-----------------------------------------------------    Executive Officer and
                  James R. Hawkins                       Director (Principal
                                                         Executive Officer)

                /s/ JAMES T. SARTAIN                   President, Chief Operating       March 31, 1999
-----------------------------------------------------    Officer and Director
                  James T. Sartain

               /s/ RICK R. HAGELSTEIN                  Executive Vice President,        March 31, 1999
-----------------------------------------------------    Managing Director and
                 Rick R. Hagelstein                      Director

                 /s/ GARY H. MILLER                    Senior Vice President, and       March 31, 1999
-----------------------------------------------------    Chief Financial
                   Gary H. Miller                        Officer(Principal financial
                                                         and accounting officer)

               /s/ MATT A. LANDRY, JR                  Director                         March 31, 1999
-----------------------------------------------------
                 Matt A. Landry, Jr.

                 /s/ RICHARD E. BEAN                   Director                         March 31, 1999
-----------------------------------------------------
                   Richard E. Bean

                /s/ BART A. BROWN, JR                  Director                         March 31, 1999
-----------------------------------------------------
                 Bart A. Brown, Jr.

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
         10.4             -- Custodial Agreement, dated July 11, 1995, among Fleet
                             National Bank, as custodian, Fleet National Bank, as
                             agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and
                             the Company (incorporated herein by reference to Exhibit
                             10.4 of the Company's Form 8-A/A dated August 25, 1995
                             filed with the Commission on August 25, 1995).
         10.5             -- Tier 3 Custodial Agreement, dated July 11, 1995, among
                             the Company, as custodian, Fleet National Bank, as agent,
                             FCLT Loans, L.P., FirstCity Liquidating Trust, and the
                             Company, as servicer (incorporated herein by reference to
                             Exhibit 10.5 of the Company's Form 8-A/A dated August 25,
                             1995 filed with the Commission on August 25, 1995).
         10.6             -- 12/97 Amended and Restated Facilities Agreement, dated
                             effective as of December 3, 1997, among Harbor Financial
                             Mortgage Corporation, New America Financial, Inc., Texas
                             Commerce Bank National Association and the other
                             warehouse lenders party thereto. (incorporated herein by
                             reference to Exhibit 10.6 of the Company's Form 10-K
                             dated March 24, 1998 filed with the Commission March 26,
                             1998).
         10.7             -- Modification Agreement, dated January 26, 1998, to the
                             Amended and Restated Facilities Agreement, dated as of
                             December 3, 1997, among Harbor Financial Mortgage
                             Corporation, New America Financial, Inc. and Chase Bank
                             of Texas, National Association (formerly known as Texas
                             Commerce Bank National Association). (incorporated herein
                             by reference to Exhibit 10.7 of the Company's Form 10-K
                             dated March 24, 1998 filed with the Commission March 26,
                             1998).
         10.8             -- $50,000,000 3/98 Chase Texas Temporary Additional
                             Warehouse Note, dated March 17, 1998, by Harbor Financial
                             Mortgage Corporation and New America Financial, Inc., in
                             favor of Chase Bank of Texas, National Association.
                             (incorporated herein by reference to Exhibit 10.8 of the
                             Company's Form 10-K dated March 24, 1998 filed with the
                             Commission March 26, 1998).
         10.9             -- Employment Agreement, dated as of July 1, 1997, by and
                             between Harbor Financial Mortgage Corporation and Richard
                             J. Gillen. (incorporated herein by reference to Exhibit
                             10.9 of the Company's Form 10-K dated March 24, 1998
                             filed with the Commission March 26, 1998).
         10.10            -- Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R.
                             Brower, with similar agreements between FC Capital Corp.
                             and each of James H. Aronoff and Christopher J.
                             Morrissey. (incorporated herein by reference to Exhibit
                             10.10 of the Company's Form 10-K dated March 24, 1998
                             filed with the Commission March 26, 1998).
         10.11            -- Shareholder Agreement, dated as of September 8, 1997,
                             among FirstCity Funding Corporation, FirstCity Consumer
                             Lending Corporation, Thomas R. Brower, Scot A. Foith,
                             Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves,
                             Stephen H. Trent and Blake P. Bozman. (incorporated
                             herein by reference to Exhibit 10.11 of the Company's
                             Form 10-K dated March 24, 1998 filed with the Commission
                             March 26, 1998).
         10.12            -- Revolving Credit Loan Agreement, dated as of March 20,
                             1998, by and between FC Properties, Ltd. and Nomura Asset
                             Capital Corporation. (incorporated herein by reference to
                             Exhibit 10.12 of the Company's Form 10-K dated March 24,
                             1998 filed with the Commission March 26, 1998).
         10.13            -- Revolving Credit Loan Agreement, dated as of February 27,
                             1998, by and between FH Partners, L.P. and Nomura Asset
                             Capital Corporation. (incorporated herein by reference to
                             Exhibit 10.13 of the Company's Form 10-K dated March 24,
                             1998 filed with the Commission March 26, 1998).

        EXHIBIT
         NUMBER                                   DESCRIPTION
        -------                                   -----------
         10.14            -- Note Agreement, dated as of June 6, 1997, among Bosque
                             Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
                             Investment Realty Partners, L.P. and Bankers Trust
                             Company of California, N.A. (incorporated herein by
                             reference to Exhibit 10.14 of the Company's Form 10-K
                             dated March 24, 1998 filed with the Commission March 26,
                             1998).
         10.15            -- 60,000,000 French Franc Revolving Promissory Note, dated
                             September 25, 1997, by J-Hawk International Corporation
                             in favor of the Bank of Scotland. (incorporated herein by
                             reference to Exhibit 10.15 of the Company's Form 10-K
                             dated March 24, 1998 filed with the Commission March 26,
                             1998).
         10.16            -- Loan Agreement, dated as of September 25, 1997, by and
                             between Bank of Scotland and J-Hawk International
                             Corporation. (incorporated herein by reference to Exhibit
                             10.16 of the Company's Form 10-K dated March 24, 1998
                             filed with the Commission March 26, 1998)
         10.17            -- Guaranty Agreement, dated as of September 25, 1997, by
                             J-Hawk Corporation (now known as FirstCity Commercial
                             Corporation) in favor of Bank of Scotland. (incorporated
                             herein by reference to Exhibit 10.17 of the Company's
                             Form 10-K dated March 24, 1998 filed with the Commission
                             March 26, 1998).
         10.18            -- Guaranty Agreement, dated as of September 25, 1997, by
                             FirstCity Financial Corporation in favor of Bank of
                             Scotland. (incorporated herein by reference to Exhibit
                             10.18 of the Company's Form 10-K dated March 24, 1998
                             filed with the Commission March 26, 1998).
         10.19            -- Warehouse Credit Agreement, dated as of May 17, 1996,
                             among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust
                             and National Auto Funding Corporation. (incorporated
                             herein by reference to Exhibit 10.19 of the Company's
                             Form 10-K dated March 24, 1998 filed with the Commission
                             March 26, 1998).
         10.20            -- Funding Commitment, dated as of May 17, 1996, by and
                             between ContiTrade Services L.L.C. and the Company.
                             (incorporated herein by reference to Exhibit 10.20 of the
                             Company's Form 10-K dated March 24, 1998 filed with the
                             Commission March 26, 1998).
         10.21            -- Revolving Credit Agreement, dated as of December 29,
                             1995, by and between the Company and Cargill Financial
                             Services Corporation, as amended by the Eighth Amendment
                             to Revolving Credit Agreement dated February 1998.
                             (incorporated herein by reference to Exhibit 10.21 of the
                             Company's Form 10-K dated March 24, 1998 filed with the
                             Commission March 26, 1998)
         10.22            -- Master Repurchase Agreement Governing Purchases and Sales
                             of Mortgage Loans, dated as of July 1998, between Lehman
                             Commercial Paper Inc. and FHB Funding Corp. (incorporated
                             herein by reference to Exhibit 10.1 of the Company's Form
                             10-Q dated August 14, 1998, filed with the Commission on
                             August 18, 1998).
         10.23            -- Warehouse Credit Agreement, dated as of April 30, 1998, among ContiTrade Services, L.L.C., FirstCity Consumer
                             Lending Corporation, FirstCity Auto Receivables L.L.C.
                             and FirstCity Financial Corporation (incorporated herein
                             by reference to Exhibit 10.1 of the Company's Form 10-Q
                             dated August 14, 1998, filed with the Commissions on
                             August 18, 1998).
         10.24            -- Servicing Agreement, dated as of April 30, 1998, among
                             FirstCity Auto Receivables L.L.C., FirstCity Servicing
                             Corporation of California, FirstCity Consumer Lending
                             Corporation and ContiTrade Services L.L.C. (incorporated
                             herein by reference to Exhibit 10.1 of the Company's Form
                             10-Q dated August 14, 1998, filed with the Commission on
                             August 18, 1998).