Form 10-Q
period 1999-03-31
FIRSTCITY FINANCIAL CORP
filed 1999-05-17
CIK 828678

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The number of shares of common stock, par value $.01 per share, outstanding at May 14, 1999 was 8,299,252.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                MARCH 31,        DECEMBER 31,
                                                                   1999              1998
                                                              --------------   -----------------
Cash and cash equivalents...................................    $   20,022        $   13,677
Portfolio Assets, net.......................................        56,399            69,717
Loans receivable, net.......................................        84,215            46,187
Mortgage loans held for sale................................     1,028,934         1,207,679
Residual interests in securitizations.......................        64,585            65,242
Equity investments in and advances to Acquisition
  Partnerships..............................................        40,261            41,466
Mortgage servicing rights, net..............................        47,436            91,440
Receivable for servicing advances and accrued interest......       112,203            58,977
Deferred tax benefit, net...................................        32,113            32,162
Other assets, net...........................................        24,900            37,430
                                                                ----------        ----------
          Total Assets......................................    $1,511,068        $1,663,977
                                                                ==========        ==========

                LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable.............................................    $1,286,616        $1,462,231
  Other liabilities.........................................        63,671            38,472
                                                                ----------        ----------
          Total Liabilities.................................     1,350,287         1,500,703
Commitments and contingencies...............................            --                --
Redeemable preferred stock:
  Adjusting rate preferred stock, including dividends of
     $642 (redemption value of $21 per share; 2,000,000
     shares authorized; 1,222,701 shares issued and
     outstanding)...........................................        26,319            26,319
Shareholders' equity:
  Optional preferred stock (par value $.01 per share;
     98,000,000 shares authorized; no shares issued or
     outstanding)...........................................            --                --
  Common stock (par value $.01 per share; 100,000,000 shares authorized; issued and outstanding: 8,299,252 and
     8,287,959 shares, respectively)........................            83                83
  Paid in capital...........................................        78,568            78,456
  Retained earnings.........................................        55,917            58,061
  Accumulated other comprehensive income (loss).............          (106)              355
                                                                ----------        ----------
          Total Shareholders' Equity........................       134,462           136,955
                                                                ----------        ----------
          Total Liabilities, Redeemable Preferred Stock and
            Shareholders' Equity............................    $1,511,068        $1,663,977
                                                                ==========        ==========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Revenues:
  Gain on sale of mortgage and other loans..................  $26,641    $20,269
  Net mortgage warehouse income.............................    5,756      1,722
  Gain (loss) on sale of mortgage servicing rights..........   (2,395)        --
  Servicing fees:
     Mortgage...............................................    6,143      4,694
     Other..................................................    2,076      1,113
  Gain on resolution of Portfolio Assets....................    1,369      3,097
  Equity in earnings of Acquisition Partnerships............    2,643      3,214
  Interest income...........................................    5,217      3,799
  Other income..............................................    2,193      4,118
                                                              -------    -------
          Total revenues....................................   49,643     42,026
Expenses:
  Interest on notes payable.................................    5,590      3,418
  Salaries and benefits.....................................   25,793     16,017
  Amortization of mortgage servicing rights.................    4,723      3,176
  Provision for loan losses and impairment on residual
     interests..............................................       23      2,352
  Provision (credit) for valuation of mortgage servicing
     rights.................................................   (2,695)        --
  Occupancy, data processing, communication and other.......   17,219     12,123
                                                              -------    -------
          Total expenses....................................   50,653     37,086
Earnings (loss) before minority interest, accounting change
  and income taxes..........................................   (1,010)     4,940
Benefit (provision) for income taxes........................      (21)       641
                                                              -------    -------
Earnings (loss) before minority interest and accounting
  change....................................................   (1,031)     5,581
Minority interest...........................................      364        215
Cumulative effect of accounting change......................     (835)        --
                                                              -------    -------
          Net earnings (loss)...............................   (1,502)     5,796
Preferred dividends.........................................     (642)    (1,515)
                                                              -------    -------
          Net earnings (loss) to common shareholders........  $(2,144)   $ 4,281
                                                              =======    =======
Earnings (loss) before accounting change per common
  share -- basic............................................  $ (0.16)   $  0.66
Earnings (loss) before accounting change per common
  share -- diluted..........................................  $ (0.16)   $  0.64
Cumulative effect of accounting change -- basic.............  $ (0.10)   $    --
Cumulative effect of accounting change -- diluted...........  $ (0.10)   $    --
Net earnings (loss) per common share -- basic...............  $ (0.26)   $  0.66
Net earnings (loss) per common share -- diluted.............  $ (0.26)   $  0.64
Weighted average common shares outstanding -- basic.........    8,288      6,531
Weighted average common shares outstanding -- diluted.......    8,288      6,678

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                              ACCUMULATED
                                   NUMBER OF                                     OTHER           TOTAL
                                    COMMON     COMMON   PAID IN   RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                    SHARES     STOCK    CAPITAL   EARNINGS   INCOME (LOSS)      EQUITY
                                   ---------   ------   -------   --------   -------------   -------------
BALANCES, JANUARY 1, 1998........  6,526,510    $65     $29,509   $ 83,140       $  44         $112,758
Exercise of warrants, options and
  employee stock purchase plan...    519,299      5      12,675         --          --           12,680
Issuance of common stock to
  acquire the minority interest
  of subsidiary..................     41,000      1       2,149         --          --            2,150
Issuance of common stock in
  public offering................  1,201,150     12      34,123         --          --           34,135
Comprehensive loss:
  Net loss for 1998..............         --     --          --    (20,192)         --          (20,192)
Foreign currency items...........         --     --          --         --         311              311
                                                                                               --------
Total comprehensive loss.........                                                               (19,881)
                                                                                               --------
Preferred dividends..............         --     --          --     (5,186)         --           (5,186)
Other............................         --     --          --        299          --              299
                                   ---------    ---     -------   --------       -----         --------
BALANCES, DECEMBER 31, 1998......  8,287,959     83      78,456     58,061         355          136,955
Exercise of employee stock
  purchase plan..................     11,293     --         112         --          --              112
Comprehensive loss:
  Net loss for the first quarter
     of 1999.....................         --     --          --     (1,502)         --           (1,502)
Foreign currency items...........         --     --          --         --        (461)            (461)
                                                                                               --------
Total comprehensive loss.........                                                                (1,963)
                                                                                               --------
Preferred dividends..............         --     --          --       (642)         --             (642)
                                   ---------    ---     -------   --------       -----         --------
BALANCES, MARCH 31, 1999.........  8,299,252    $83     $78,568   $ 55,917       $(106)        $134,462
                                   =========    ===     =======   ========       =====         ========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  1999            1998
                                                              -------------   -------------
Cash flows from operating activities:
  Net earnings (loss).......................................   $    (1,502)    $     5,796
  Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities, net of
     effect of acquisitions:
     Proceeds from resolution of Portfolio Assets...........         5,035          16,976
     Gain on resolution of Portfolio Assets.................        (1,369)         (3,097)
     Purchase of Portfolio Assets and loans receivable,
      net...................................................        (1,566)         (7,532)
     Origination of automobile receivables, net of purchase
      discount..............................................       (46,123)        (29,000)
     Loss on sale of mortgage servicing rights..............         2,395              --
     Decrease (increase) in mortgage loans held for sale....       178,745        (515,105)
     Decrease (increase) in construction loans receivable...         4,355          (2,815)
     Originated mortgage servicing rights...................       (41,225)        (21,845)
     Purchases of mortgage servicing rights.................            --             (46)
     Proceeds from sale of mortgage servicing rights........        80,807              --
     Provision (credit) for loan losses, residual interests
      and valuation of mortgage servicing rights............        (2,672)          2,352
     Equity in earnings of Acquisition Partnerships.........        (2,643)         (3,214)
     Proceeds from performing Portfolio Assets and loans
      receivable, net.......................................        15,242          45,712
     (Increase) decrease in net deferred tax asset..........            49          (1,768)
     Depreciation and amortization..........................         6,461           4,070
     Increase in other assets...............................       (32,134)         (4,649)
     Increase (decrease) in other liabilities...............        17,503          10,183
                                                               -----------     -----------
          Net cash provided by (used in) operating
            activities......................................       181,358        (503,982)
                                                               -----------     -----------
Cash flows from investing activities, net of effect of
  acquisitions:
  Property and equipment, net...............................        (2,443)         (1,529)
  Contributions to Acquisition Partnerships.................          (831)         (7,597)
  Distributions from Acquisition Partnerships...............         3,732           8,053
                                                               -----------     -----------
          Net cash provided by (used in) investing
            activities......................................           458          (1,073)
                                                               -----------     -----------
Cash flows from financing activities, net of effect of
  acquisitions:
  Borrowings under notes payable............................     3,005,933       2,445,245
  Payments of notes payable.................................    (3,180,874)     (1,928,127)
  Proceeds from issuance of common stock....................           112             153
  Preferred dividends paid..................................          (642)         (1,515)
                                                               -----------     -----------
          Net cash provided by (used in) financing
            activities......................................      (175,471)        515,756
                                                               -----------     -----------
Net increase in cash........................................   $     6,345     $    10,701
Cash, beginning of period...................................        13,677          31,605
                                                               -----------     -----------
Cash, end of period.........................................   $    20,022     $    42,306
                                                               ===========     ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest...............................................   $    21,975     $    16,818
     Income taxes...........................................   $        77     $        94
Non-cash investing activities:
  Investment securities received as a result of sales of
     loans through securitizations..........................   $        --     $    14,234

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) BASIS OF PRESENTATION

     The unaudited consolidated financial statements of FirstCity Financial Corporation ("FirstCity" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity's financial position at March 31, 1999, the results of operations and the cash flows for the three month periods ended March 31, 1999 and 1998.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimation of future collections on purchased portfolio assets used in the calculation of net gain on resolution of portfolio assets, interest rate environments, prepayment speeds of loans in servicing portfolios and in securitization trusts, collectibility on loans held in inventory, securitization trusts and for investment. Actual results could differ materially from those estimates. Certain amounts in the financial statements for prior periods have been reclassified to conform with current financial statement presentation.

     An accounting change resulting from the adoption of SOP 98-5, which requires previously capitalized start-up costs including organization costs to be written off and future costs related to start-up entities be charged to expense as incurred, resulted in a loss of $.8 million for the first quarter of 1999 and has been reflected as a cumulative effect of a change in accounting principle.

(2) PORTFOLIO ASSETS

     Portfolio Assets are summarized as follows:

                                                            MARCH 31,    DECEMBER 31,
                                                              1999           1998
                                                            ---------    ------------
Non-performing Portfolio Assets...........................  $ 86,958       $93,716
Performing Portfolio Assets...............................    22,137        24,759
Real estate Portfolios....................................    11,325        12,561
                                                            --------       -------
          Total Portfolio Assets..........................   120,420       131,036
Discount required to reflect Portfolio Assets at carrying
  value...................................................   (64,021)      (61,319)
                                                            --------       -------
          Portfolio Assets, net...........................  $ 56,399       $69,717
                                                            ========       =======

     Portfolio Assets are pledged to secure non-recourse notes payable.

(3) LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                           MARCH 31,     DECEMBER 31,
                                                             1999            1998
                                                           ---------     ------------
Construction loans receivable............................  $ 20,235        $24,590
  Residential mortgage and other loans held for
     investment..........................................     8,072         11,016
Automobile and consumer finance receivables..............    69,059         16,475
Allowance for loan losses................................   (13,151)        (5,894)
                                                           --------        -------
          Loans receivable, net..........................  $ 84,215        $46,187
                                                           ========        =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The activity in the allowance for loan losses is summarized as follows for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Balances, beginning of period...............................  $ 5,894    $ 9,282
  Provision for loan losses.................................       23      2,352
  Discounts acquired........................................    7,621      4,474
  Allocation of reserves to sold loans......................       --     (2,802)
  Charge off activity:
     Principal balances charged off.........................   (1,081)    (4,589)
     Recoveries.............................................      694        926
                                                              -------    -------
          Net charge offs...................................     (387)    (3,663)
                                                              -------    -------
Balances, end of period.....................................  $13,151    $ 9,643
                                                              =======    =======

(4) MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale include loans collateralized by first lien mortgages on one-to-four family residences as follows:

                                                              MARCH 31,    DECEMBER 31,
                                                                 1999          1998
                                                              ----------   ------------
Residential mortgage loans..................................  $1,014,413    $1,190,585
Unamortized premiums and discounts, net.....................      14,521        17,094
                                                              ----------    ----------
                                                              $1,028,934    $1,207,679
                                                              ==========    ==========

(5) RESIDUAL INTERESTS IN SECURITIZATIONS

     The Company has residual interests in securitizations consisting of rated securities, retained interests and related interest only strips (collectively referred to as residual interests) which are all attributable to loans sold through securitization transactions by the Company. Residual interests are comprised of the following as of the dates indicated.

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
Rated securities............................................   $ 1,766      $ 2,073
Residual interests..........................................    64,824       66,473
Accrued interest............................................     2,445        1,146
Allowance for losses........................................    (4,450)      (4,450)
                                                               -------      -------
                                                               $64,585      $65,242
                                                               =======      =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The activity related to residual interests for 1999 and 1998 is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               1999        1998
                                                              -------     -------
Balance, beginning of period................................  $65,242     $ 6,935
Cost allocated from securitizations.........................       --      14,234
Interest accreted...........................................    2,063         270
Increase in other securities, net...........................       --         200
Cash received from trusts...................................   (2,720)       (301)
                                                              -------     -------
Balance, end of period......................................  $64,585     $21,338
                                                              =======     =======

(6) INVESTMENTS IN ACQUISITION PARTNERSHIPS

     The Company has investments in Acquisition Partnerships and their general partners that are accounted for on the equity method. The condensed combined financial position and results of operations of the Acquisition Partnerships, which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized below:

                       CONDENSED COMBINED BALANCE SHEETS

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
Assets......................................................  $267,604      $295,114
                                                              ========      ========
Liabilities.................................................  $178,453      $190,590
Net equity..................................................    89,151       104,524
                                                              --------      --------
                                                              $267,604      $295,114
                                                              ========      ========
Company's equity in Acquisition Partnerships................  $ 40,261      $ 41,466
                                                              ========      ========

                     CONDENSED COMBINED SUMMARY OF EARNINGS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Proceeds from resolution of Portfolio Assets................  $29,645    $57,558
Gross margin................................................   10,731     18,533
Interest income on performing Portfolio Assets..............    3,336      2,453
Net earnings................................................  $ 6,383    $ 9,123
                                                              =======    =======
  Company's equity in earnings of Acquisition
     Partnerships...........................................  $ 2,643    $ 3,214
                                                              =======    =======

(7) SEGMENT REPORTING

     The Company is engaged in three reportable segments; i) residential and commercial mortgage banking; ii) portfolio asset acquisition and resolution; and
iii) consumer lending. These segments have been segregated based on products and services offered by each. The following is a summary of results of operations for each of

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES the segments and a reconciliation to net earnings (loss) for the quarters ended March 31, 1999 and 1998, respectively.

                                                               FIRST     FIRST
                                                              QUARTER   QUARTER
                                                               1999      1998
                                                              -------   -------
MORTGAGE BANKING:
  Revenues:
     Net mortgage warehouse income..........................  $ 5,756   $ 1,722
     Gain on sale of mortgage loans.........................   26,641    20,269
     Servicing fees.........................................    6,143     4,694
     Other..................................................      346     2,004
                                                              -------   -------
          Total.............................................   38,886    28,689
  Expenses:
     Salaries and benefits..................................   21,897    12,935
     Amortization of mortgage servicing rights..............    4,723     3,176
     Provision (credit) for valuation of mortgage servicing
      rights................................................   (2,695)       --
     Interest on notes payables.............................    2,049       501
     Occupancy, data processing, communication and other....   12,222     8,104
                                                              -------   -------
          Total.............................................   38,196    24,716
                                                              -------   -------
  Operating contribution before direct taxes................  $   690   $ 3,973
                                                              =======   =======
Operating contribution, net of direct taxes.................  $ 1,706   $ 3,884
                                                              =======   =======
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Gain on resolution of Portfolio Assets.................  $ 1,369   $ 3,097
     Equity in earnings of Acquisition Partnerships.........    2,643     3,214
     Servicing fees.........................................    1,003       729
     Other..................................................    1,221     1,998
                                                              -------   -------
          Total.............................................    6,236     9,038
  Expenses:
     Salaries and benefits..................................    1,420     1,167
     Interest on notes payable..............................    1,050     1,476
     Asset level expenses, occupancy, data processing and
      other.................................................    1,549     2,212
                                                              -------   -------
          Total.............................................    4,019     4,855
                                                              -------   -------
  Operating contribution before direct taxes................  $ 2,217   $ 4,183
                                                              =======   =======
  Operating contribution, net of direct taxes...............  $ 1,487   $ 4,169
                                                              =======   =======
CONSUMER LENDING:
  Revenues:
     Interest income........................................  $ 3,405   $ 2,566
     Servicing fees and other...............................    1,087       390
                                                              -------   -------
          Total.............................................    4,492     2,956

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                                                               FIRST     FIRST
                                                              QUARTER   QUARTER
                                                               1999      1998
                                                              -------   -------
  Expenses:
     Salaries and benefits..................................    1,533     1,112
     Provision for loan losses and residual interests.......       23     2,352
     Interest on notes payable..............................      668       880
     Occupancy, data processing and other...................    2,041     1,107
                                                              -------   -------
          Total.............................................    4,265     5,451
                                                              -------   -------
  Operating income (loss) before direct taxes...............  $   227   $(2,495)
                                                              =======   =======
  Operating income (loss), net of direct taxes..............  $   278   $(2,495)
                                                              =======   =======
          Total operating contribution, net of direct
             taxes..........................................  $ 3,471   $ 5,558
                                                              =======   =======
CORPORATE OVERHEAD:
  Salaries and benefits, occupancy, professional and other
     income and expenses, net...............................  $(4,973)  $  (512)
  Deferred tax benefit from NOLs............................       --       750
                                                              -------   -------
  Net earnings (loss).......................................  $(1,502)  $ 5,796
                                                              =======   =======

     Total assets for each of the segments and a reconciliation to total assets is as follows:

                                                              MARCH 31,    DECEMBER 31,
                                                                 1999          1998
                                                              ----------   ------------
Mortgage assets.............................................  $1,237,524    $1,413,799
Portfolio acquisition and resolution assets.................      99,422       114,596
Consumer assets.............................................      96,594        52,029
Deferred tax benefit........................................      32,113        32,162
Other assets................................................      45,415        51,391
                                                              ----------    ----------
          Total assets......................................  $1,511,068    $1,663,977
                                                              ==========    ==========

(8) PREFERRED STOCK AND SHAREHOLDERS' EQUITY

     In May 1998, the Company closed the public offering of 1,542,150 shares of FirstCity common stock, of which 341,000 shares were sold by selling shareholders. Net proceeds (after expenses) of $34.1 million were used to retire debt. On May 11, 1998, the Company notified holders of its outstanding warrants to purchase shares of common stock that it was exercising its option to repurchase such warrants for $1.00 each. In June 1998, as a result of such notification, warrants representing 471,380 shares of common stock were exercised for an aggregate warrant purchase price of $11.8 million. On July 17, 1998 the Company filed a shelf registration statement with the Securities and Exchange Commission which allows the Company to issue up to $250 million in debt and equity securities from time to time in the future. The registration statement became effective July 28, 1998. As of March 31, 1999, there have been no securities issued under this registration statement. At March 31, 1999, accrued dividends on adjusting rate preferred stock totaled $.6 million, or

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

$.525 per share, and were paid on April 15, 1999. A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
Net earnings (loss) to common shareholders..................  $(2,144)   $4,281
                                                              =======    ======
Weighted average common shares outstanding -- basic.........    8,288     6,531
Effect of dilutive securities:
  Assumed exercise of stock options.........................       --        73
  Assumed exercise of warrants..............................       --        74
                                                              -------    ------
Weighted average common shares outstanding -- diluted.......    8,288     6,678
                                                              =======    ======
Earnings (loss) before accounting change per common
  share -- basic............................................  $ (0.16)   $ 0.66
Earnings (loss) before accounting change per common
  share -- diluted..........................................  $ (0.16)   $ 0.64
Cumulative effect of accounting change -- basic.............  $ (0.10)   $   --
Cumulative effect of accounting change -- diluted...........  $ (0.10)   $   --
Net earnings (loss) per common share -- basic...............  $ (0.26)   $ 0.66
Net earnings (loss) per common share -- diluted.............  $ (0.26)   $ 0.64
Weighted average common shares outstanding -- basic.........    8,288     6,531
Weighted average common shares outstanding -- diluted.......    8,288     6,678

(9) INCOME TAXES

     Federal income taxes are provided at a 35% rate. Net operating loss carry forwards ("NOLs") are available to FirstCity and are recognized as an offset to the provision in the period during which the benefit is realized. During the first three months of 1999, FirstCity recognized no deferred tax benefit from NOLs (compared to $.8 million in the first three months of 1998). Realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carry forwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carry forward period change.

(10) COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

     The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At March 31, 1999, advances of $.7 million had been made under the obligation.

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

     FirstCity Financial Corporation posted a net loss for the quarter ended March 31, 1999 of $1.5 million. After dividends on the Company's preferred stock, the loss was $2.1 million, or $.26 per share on a fully diluted basis.

     The loss for the quarter resulted primarily from the following:

     - No securitizations of automobile or home equity assets

     - Slow collections in the portfolio asset acquisition group, as is historically typical in the first quarter

     - Minimal profit contribution from mortgage operations

     - Change in accounting principle

     In addition, the anticipated liquidation of certain unprofitable assets and future costs associated with the restructuring of the mortgage subsidiary is expected to generate a loss for the second quarter of 1999.

     Subsequent to March 31, 1999, Mortgage Corp. sold its $55 million portfolio of GNMA buyback loans for a loss of $1.5 million which will be recognized during the quarter ending June 30, 1999. This sale represents the last of the GNMA portfolio held by Mortgage Corp. and is included in mortgage loans held for sale in the accompanying consolidated balance sheet.

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

     As a result of the significant period to period fluctuations in the revenues and earnings of the Company's Portfolio Asset acquisition and resolution business, and the strategic changes in Mortgage Corp., period to period comparisons of the Company's results of operations may not be meaningful.

ANALYSIS OF REVENUES AND EXPENSES

     The following table summarizes the revenues and expenses of each of the Company's business lines and presents the contribution that each business makes to the Company's operating margin.

                       ANALYSIS OF REVENUES AND EXPENSES
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FIRST        FIRST
                                                               QUARTER      QUARTER
                                                                 1999         1998
                                                              ----------   ----------
MORTGAGE BANKING:
  Revenues:
     Net mortgage warehouse income..........................  $    5,756   $    1,722
     Gain on sale of mortgage loans.........................      26,641       20,269
     Servicing fees.........................................       6,143        4,694
     Other..................................................         346        2,004
                                                              ----------   ----------
          Total.............................................      38,886       28,689
  Expenses:
     Salaries and benefits..................................      21,897       12,935
     Amortization of mortgage servicing rights..............       4,723        3,176
     Provision (credit) for valuation of mortgage servicing
       rights...............................................      (2,695)          --
     Interest on notes payables.............................       2,049          501
     Occupancy, data processing, communication and other....      12,222        8,104
                                                              ----------   ----------
          Total.............................................      38,196       24,716
                                                              ----------   ----------
  Operating contribution before direct taxes................  $      690   $    3,973
                                                              ==========   ==========
  Operating contribution, net of direct taxes...............  $    1,706   $    3,884
                                                              ==========   ==========
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Gain on resolution of Portfolio Assets.................  $    1,369   $    3,097
     Equity in earnings of Acquisition Partnerships.........       2,643        3,214
     Servicing fees.........................................       1,003          729
     Other..................................................       1,221        1,998
                                                              ----------   ----------
          Total.............................................       6,236        9,038
  Expenses:
     Salaries and benefits..................................       1,420        1,167
     Interest on notes payable..............................       1,050        1,476
     Asset level expenses, occupancy, data processing and
       other................................................       1,549        2,212
                                                              ----------   ----------
          Total.............................................       4,019        4,855
                                                              ----------   ----------
  Operating contribution before direct taxes................  $    2,217   $    4,183
                                                              ==========   ==========
  Operating contribution, net of direct taxes...............  $    1,487   $    4,169
                                                              ==========   ==========
CONSUMER LENDING:
  Revenues:
     Interest income........................................  $    3,405   $    2,566
     Servicing fees and other...............................       1,087          390
                                                              ----------   ----------
          Total.............................................       4,492        2,956
  Expenses:
     Salaries and benefits..................................       1,533        1,112
     Provision for loan losses and residual interests.......          23        2,352
     Interest on notes payable..............................         668          880
     Occupancy, data processing and other...................       2,041        1,107
                                                              ----------   ----------
          Total.............................................       4,265        5,451
                                                              ----------   ----------

                                                                FIRST        FIRST
                                                               QUARTER      QUARTER
                                                                 1999         1998
                                                              ----------   ----------
  Operating income (loss) before direct taxes...............  $      227   $   (2,495)
                                                              ==========   ==========
  Operating income (loss), net of direct taxes..............  $      278   $   (2,495)
                                                              ==========   ==========
          Total operating contribution, net of direct
            taxes...........................................  $    3,471   $    5,558
                                                              ==========   ==========
CORPORATE OVERHEAD:
  Salaries and benefits, occupancy, professional and other
     income and expenses, net...............................  $   (4,973)  $     (512)
  Deferred tax benefit from NOLs............................          --          750
                                                              ----------   ----------
  Net earnings (loss).......................................      (1,502)       5,796
  Preferred dividends.......................................        (642)      (1,515)
                                                              ----------   ----------
          Net earnings (loss) to common shareholders........  $   (2,144)  $    4,281
                                                              ==========   ==========
SHARE DATA:
  Earnings (loss) before accounting change per common
     share -- basic.........................................  $    (0.16)  $     0.66
  Earnings (loss) before accounting change per common
     share -- diluted.......................................  $    (0.16)  $     0.64
  Cumulative effect of accounting change -- basic...........  $    (0.10)  $       --
  Cumulative effect of accounting change -- diluted.........  $    (0.10)  $       --
  Net earnings (loss) per common share -- basic.............  $    (0.26)  $     0.66
  Net earnings (loss) per common share -- diluted...........  $    (0.26)  $     0.64
  Weighted average common shares outstanding -- basic.......       8,288        6,531
  Weighted average common shares outstanding -- diluted.....       8,288        6,678
ORIGINATION AND OTHER FINANCIAL DATA:
  Mortgage Corp.:
     Origination of residential mortgage loans:
       Conventional.........................................  $1,431,796   $1,360,865
       Agency...............................................     597,238      331,228
       Home equity..........................................      62,344       58,261
       Other................................................      30,428       19,913
                                                              ----------   ----------
          Total.............................................  $2,121,806   $1,770,267
                                                              ==========   ==========
     Origination of commercial mortgage loans:
       Correspondent........................................  $  122,628   $  113,265
       Construction.........................................      18,062       15,596
                                                              ----------   ----------
          Total.............................................  $  140,690   $  128,861
                                                              ==========   ==========
  Capital Corp.:
     Acquisition of Home Equity Loans.......................  $   99,741   $   36,416
  Commercial Corp.:
     Aggregate purchase price of assets acquired............  $    9,817   $   51,971
     Proceeds from resolution...............................      34,680       74,534
  Consumer Corp.:
     Aggregate acquisition of automobile and other consumer
       receivables..........................................  $   53,736   $   33,810

MORTGAGE BANKING

     During the first quarter of 1999, Harbor, the Company's mortgage subsidiary, continued to see strong originations totaling $2.4 billion. However, mortgage operations were only marginally profitable during the quarter as a result of the costs associated with the previously announced strategy to reduce the investment in mortgage servicing rights.

     The transition to a production-only platform mitigates interest rate risk and reduces capital requirements associated with owning servicing assets. During this transition period, profits are negatively impacted by reduced servicing revenues during the two to three month period that Harbor subservices the loans for the buyers of the servicing, the third party costs associated with the actual sale and transfer of the servicing, and the additional internal costs related to sorting and shipping of servicing files to the buyers of the servicing. During the quarter, the mortgage subsidiary completed two bulk sales of mortgage servicing. These sales, combined with the flow sales of current production, reduced the size of the owned residential mortgage servicing portfolio from $5.5 billion at December 31, 1998 to $2.3 billion at March 31, 1999, and reduced the Company's investment in residential mortgage servicing rights from $88 million at December 31, 1998 to $44 million at March 31, 1999. The combined proceeds to the Company from these bulk sales aggregated $40 million (comprised of $32 million of cash and $8 million of accounts receivable), allowing Harbor to reduce debt by $22 million and to reduce the capital commitment to Harbor by $5 million.

     The Company has taken and continues to take steps to reduce overhead at the mortgage subsidiary. During the second quarter of 1999, the mortgage subsidiary expects to complete a plan to restructure its balance sheet, organization, and cost structure. Members of senior management of FirstCity and Harbor, working with outside consultants, are currently evaluating the cost and profitability of each operating unit within Harbor. Management expects the resulting changes to positively impact the future cost and profitability structure of the mortgage subsidiary. Harbor is expected to report a one-time charge during the second quarter when the plan for restructuring and reorganizing the mortgage subsidiary is finalized.

     As previously disclosed in FirstCity's 1998 Annual Report, the mortgage subsidiary's warehouse funding facility of $490 million matured on March 31, 1999. The Company has extended the existing facility, with expectation of finalizing the renewal by May 31, 1999. The renewed facility is expected to include new sub-limits for working capital and servicing sale accounts receivable financing to facilitate the mortgage subsidiary's production-only platform strategy.

     Capital Corp., FirstCity's home equity mortgage conduit, acquired $100 million of home equity loans during the quarter. At quarter end, the Company held $140 million of home equity loans in inventory and $24.5 million in home equity residual interests in securitizations. Driven by capital and liquidity priorities, FirstCity closely monitors its capital commitment to this business line, and will continue the selective origination of product, while at the same time effecting a strategic realignment of the platform.

     The following table presents selected information regarding the revenues and expenses of the Company's mortgage banking business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                MORTGAGE BANKING
                             (DOLLARS IN THOUSANDS)

                                                              FIRST QUARTER   FIRST QUARTER
                                                                  1999            1998
                                                              -------------   -------------
WAREHOUSE INVENTORY:
  Average inventory balance.................................   $1,056,300      $  229,533
  Net mortgage warehouse income:
     Dollar amount..........................................        5,756           1,722
     Percentage of average inventory balance................         0.54%           0.75%
GAIN ON SALE OF MORTGAGE LOANS:
  Gain on sale of mortgage loans as a percentage of loans
     sold:
     Residential............................................         1.06%           1.46%
     Home Equity............................................         2.08%           4.54%
SERVICING REVENUES:
  Average servicing portfolios:
     Residential............................................   $5,466,733      $4,553,543
     Commercial.............................................    1,387,053       1,470,923
     Sub-serviced...........................................    4,926,673         813,040
  Servicing fees:
     Residential............................................   $    5,531      $    4,284
     Commercial.............................................          261             238
     Sub-serviced...........................................          351             172
                                                               ----------      ----------
          Total.............................................   $    6,143      $    4,694
  Annualized servicing fee percentage:
     Residential............................................         0.40%           0.38%
     Commercial.............................................         0.08%           0.06%
     Sub-serviced...........................................         0.03%           0.08%
  Gain (loss) on sale of servicing rights...................       (2,395)             --
  Amortization of servicing rights:
     Servicing rights amortization..........................   $    4,723      $    3,176
     Servicing rights amortization as a percentage of
       average residential servicing portfolio
       (annualized).........................................         0.35%           0.28%
PERSONNEL:
  Personnel expenses........................................   $   21,897      $   12,935
  Number of personnel (at period end):
     Production.............................................          435             442
     Servicing..............................................          274             119
     Other..................................................          765             602
                                                               ----------      ----------
          Total.............................................        1,474           1,163
                                                               ==========      ==========

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     The portfolio asset acquisition and resolution business acquired assets of $10 million during the first quarter of 1999 comprised of a $8 million portfolio in Japan and a $2 million portfolio in France. Collections during the quarter totaled $35 million. Collections and returns achieved on assets acquired in France and Mexico continue to exceed expectations.

     The following table presents selected information regarding the revenues and expenses of the Company's Portfolio Asset acquisition and resolution business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                   PORTFOLIO ASSET ACQUISITION AND RESOLUTION
                             (DOLLARS IN THOUSANDS)

                                                              FIRST QUARTER   FIRST QUARTER
                                                                  1999            1998
                                                              -------------   -------------
GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
  Average investment:
     Nonperforming Portfolios...............................     $32,870         $49,619
     Performing Portfolios..................................      21,357          14,212
     Real estate Portfolios.................................      12,175          18,307
  Gain on resolution of Portfolio Assets:
     Nonperforming Portfolios...............................     $   961         $ 2,263
     Performing Portfolios..................................          --             299
     Real estate Portfolios.................................         408             535
                                                                 -------         -------
          Total.............................................     $ 1,369         $ 3,097
                                                                 =======         =======
  Interest income on performing Portfolios..................     $   890         $ 1,070
  Gross profit percentage on resolution of Portfolio Assets:
     Nonperforming Portfolios...............................       25.73%          22.40%
     Performing Portfolios..................................          --            7.99%
     Real estate Portfolios.................................       31.48%          17.08%
     Weighted average gross profit percentage...............       27.19%          18.24%
     Interest yield on performing Portfolios (annualized)...       16.67%          30.12%
SERVICING FEE REVENUES:
  Acquisition partnerships..................................     $   948         $   660
  Affiliates................................................          55              69
                                                                 -------         -------
          Total.............................................     $ 1,003         $   729
                                                                 =======         =======
PERSONNEL:
  Personnel expenses........................................     $ 1,420         $ 1,167
  Number of personnel (at period end):
     Production.............................................          10              10
     Servicing..............................................          62              64
                                                                 -------         -------
          Total.............................................          72              74
                                                                 =======         =======
INTEREST EXPENSE:
  Average debt..............................................     $59,970         $76,547
  Interest expense..........................................       1,045           1,466
  Average yield (annualized)................................        6.97%           7.66%

     The following chart presents selected information regarding the revenues and expenses of the Acquisition Partnerships.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                            ACQUISITION PARTNERSHIPS
                             (DOLLARS IN THOUSANDS)

                                                              FIRST QUARTER   FIRST QUARTER
                                                                  1999            1998
                                                              -------------   -------------
GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
  Gain on resolution of Portfolio Assets....................     $10,731         $18,533
  Gross profit percentage on resolution of Portfolio
     Assets.................................................       36.20%          32.20%
  Interest income...........................................       3,336           2,453
  Other interest income.....................................         161             170
INTEREST EXPENSE:
  Interest expense..........................................     $ 3,161         $ 3,941
  Average yield (annualized)................................        8.15%           7.17%
OTHER EXPENSES:
  Servicing fees............................................     $ 1,438         $ 1,421
  Legal.....................................................         557             408
  Property protection.......................................       1,385           1,036
  Other.....................................................       1,304           5,227
                                                                 -------         -------
          Total other expenses..............................       4,684           8,092
                                                                 -------         -------
  Net earnings..............................................     $ 6,383         $ 9,123
                                                                 =======         =======

CONSUMER LENDING

     FirstCity Funding, the Company's auto finance unit, experienced a strong production quarter, purchasing auto receivables with an unpaid principal balance of $52 million during the quarter, up 62% over the fourth quarter 1998. Loans were purchased at an average discount to face value of 14.7% and carried a weighted average coupon in excess of 19%. The defaults to date on assets acquired through March 31, 1999 have totaled 7.8% of the total loans acquired. Actual losses on these defaults have totaled 3.0% of the original loan balances at the time of default. Delinquencies at quarter-end were 3.2% of the total serviced portfolio of FirstCity Funding acquired loans. At the end of the period, the Company's consolidated balance sheet reflected $40.1 million of auto finance residual interests in securitizations. FirstCity Funding originated $28 million of these residual interests with the remainder originated by NAF, the discontinued consumer platform. Additionally, during the quarter, the Company finalized the placement of a $100 million commercial paper conduit warehouse facility arranged through NationsBanc Montgomery Securities, LLC. The facility increases FirstCity Funding's warehouse capacity and lowers the cost of funds for carrying its auto loan receivables. Subsequent to quarter end, the Company completed a securitization of $56 million of auto receivables.

     The following chart presents selected information regarding the revenues and expenses of Consumer Corp.'s consumer lending business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                CONSUMER LENDING
                             (DOLLARS IN THOUSANDS)

                                                              FIRST QUARTER   FIRST QUARTER
                                                                  1999            1998
                                                              -------------   -------------
INTEREST INCOME:
  Average loans and investments:
     Auto...................................................     $32,206         $48,130
     Investments............................................      38,728          13,819
  Interest income:
     Auto...................................................     $ 1,998         $ 2,249
     Investments............................................       1,269             298
  Average yield (annualized):
     Auto...................................................       24.82%          18.69%
     Investments............................................       13.11%           8.63%
SERVICING FEE REVENUES:
  Affiliates................................................     $ 1,073         $   384
PERSONNEL:
  Personnel expenses........................................     $ 1,533         $ 1,112
  Number of personnel (at period end):
     Production.............................................         133              56
     Servicing..............................................         123              79
                                                                 -------         -------
          Total.............................................         256             135
                                                                 =======         =======
INTEREST EXPENSE:
  Average debt..............................................     $33,101         $40,791
  Interest expense..........................................         668             880
  Average yield (annualized)................................        8.07%           8.63%

BENEFIT (PROVISION) FOR INCOME TAXES

     The Company has substantial federal NOLs, which can be used to offset the tax liability associated with the Company's pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit in the next three to four year period. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly earnings. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic financial statements. Such events could occur in the future, and would impact the quarterly recognition of the Company's estimate of the required valuation allowance associated with its NOLs.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

  First Quarter 1999 Compared to First Quarter 1998

     The Company reported a net loss of $1.5 million in 1999 compared to earnings of $5.8 million in 1998 (including a $0.8 million deferred tax benefit from NOLs). Net loss to common shareholders was $2.1 million in 1999 compared to earnings of $4.3 million in 1998. On a per share basis, basic net loss attributable to common shareholders was $.26 in 1999 compared to earnings of $.66 in 1998. Diluted net loss per common share was $.26 in 1999 compared to earnings of $.64 in 1998. An accounting change related to SOP 98-5 resulted in a loss of $.8 million in the first quarter of 1999 or $0.10 per share.

     MORTGAGE BANKING

     Gain on sale of mortgage loans. Gain on sale of mortgage loans increased by 31% to $26.6 million in 1999 from $20.3 million in 1998. This increase was the result of growth in the levels of residential mortgage loan origination generated principally by the Broker Retail network of Mortgage Corp. and, to a lesser extent, the Direct Retail network of Mortgage Corp., and the resulting sales of such loans to government agencies and other investors. This is evidenced by the sale of approximately $2.5 billion of mortgage loans in first quarter 1999 (compared to $1.3 billion in the first quarter 1998).

     Net mortgage warehouse income. Net mortgage warehouse income increased by 234% to $5.8 million in 1999 from $1.7 million in 1998. This is the result of a significant increase in the average balance of loans held in inventory during the quarter, although partially offset by a lower spread earned between the interest rate on the underlying mortgages and the interest cost of the warehouse credit facility.

     Servicing fee revenues. Servicing fee revenues increased by 31% to $6.1 million in 1999 from $4.7 million in 1998 as a result of an increase in the size of the servicing portfolio.

     Other revenues. Other revenues decreased by 83% to $.3 million in 1999 from $2.0 million in 1998 because of a $2.4 million loss on sale of mortgage servicing rights.

     Operating expenses. Operating expenses of Mortgage Corp. increased by 55% to $38.2 million in 1999 from $24.7 million in 1998. The expansion of the Broker Retail and Direct Retail operation contributed to the period to period increases.

     Salaries and benefits increased by $9.0 million or 69% in 1999 reflecting the additional staff required to support the increase in origination volumes derived principally from the Broker Retail network and, to a lesser extent, the Direct Retail network, and the increase in the size and number of loans in the residential and commercial servicing portfolios in 1999.

     Amortization of mortgage servicing rights increased by $1.5 million or 49% in 1999 as a result of the substantially larger investment in mortgage servicing rights at the beginning of 1999. Interest on notes payable (the portion not associated with Mortgage Corp.'s warehouse credit facility) increased due to higher working capital borrowings during 1999. A credit of $2.7 million for valuation of mortgaging servicing rights was recorded in the first quarter of 1999.

     Occupancy expense increased by $1.1 million in 1999 as the result of the opening or acquisition of several new offices in 1998 in the Broker Retail and Direct Retail networks. Increases in data processing, communication and other expenses in 1999 resulted from the substantial increases in production and servicing volumes.

     PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     Commercial Corp. purchased $9.8 million of Portfolio Assets during 1999 for its own account and through the Acquisition Partnerships compared to $52.0 million in acquisitions in 1998. Commercial Corp.'s quarter end investment in Portfolio Assets decreased to $56.4 million in 1999 from $69.7 million in 1998. Commercial Corp. invested $2.5 million in equity in Portfolio Assets in 1999 compared to $8.7 million in 1998.

     Net gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets decreased by 70% to $5.0 million in 1999 from $17.0 million in 1998. The net gain on resolution of Portfolio Assets decreased by 56% to $1.4 million in 1999 from $3.1 million in 1998 as the result of lower collections. The gross profit percentage on the resolution of Portfolio Assets in 1999 was 27.2% as compared to 18.2% in 1998.

     Equity in earnings of Acquisition Partnerships. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships decreased by 48% to $29.6 million in 1999 from $57.6 million in 1998 while the gross profit percentage increased to 36.2% in 1999 from 32.2% in 1998. Other expenses of the Acquisition Partnerships decreased by $3.4 million in 1999 generally reflecting costs associated with the resolution of Portfolio Assets in Europe which generated proceeds of $13.8 million. The net result was an overall decrease in the net income of the Acquisition Partnerships of 30% to $6.4 million in 1999 from $9.1 million in 1998. As a result, Commercial Corp.'s equity earnings from Acquisition Partnerships decreased by 18% to $2.6 million in 1999 from $3.2 million in 1998.

     Servicing fee revenues. Servicing fees increased by 38% to $1.0 million in 1999 from $0.7 million in 1998 primarily as a result of collections from the acquisition partnership in Mexico formed at year-end 1998.

     Other revenues. Other revenues decreased by 39% to $1.2 million in 1999 compared to $2.0 million in 1998 principally as a result of fewer acquisitions during the quarter (which would generate lower due diligence recovery income).

     Operating expenses. Operating expenses declined by 17% to $4.0 million in 1999 from $4.9 million in 1998 primarily as a result of reduced interest expense and lower asset level expenses.

     Salaries and benefits increased by $0.3 million or 22% in 1999 as a result of increased cost of personnel related to supporting the Company's foreign operations.

     Interest on notes payable declined $.4 million or 29% due to overall lower cost of funds and lower debt levels.

     Asset level expenses, occupancy, data processing and other expenses decreased by 30% to $1.5 million in 1999 from $2.2 million in 1998 as a result of lower investments in Portfolio Assets and the consolidation of servicing offices in 1999.

     CONSUMER LENDING

     Interest and other income. Interest income on consumer loans increased by 33% to $3.4 million in 1999 from $2.6 million in 1998, reflecting increased levels of loan origination activity and an increase in the average balance of aggregate loans and investments held by Consumer Corp. during 1999. Other income increased $.7 million or 179% due to increased service fee revenue from securitization trusts.

     Interest expense. Interest expense decreased by 24% to $0.7 million in 1999 from $0.9 million in 1998 as a result of a reduced level of debt due to the sale and securitization of automobile loans at the end of 1998.

     Operating expenses. Operating expenses decreased by 22% to $4.3 million in 1999 from $5.5 million in 1998 primarily as a result of a significant decrease in the provision for loan losses, but was partially offset by increased operating activity.

     Provision for loan losses on automobile receivables decreased by $2.3 million from 1998 as a result of lower levels of outstanding unpaid principal balance of loans originated under the discontinued NAF platform ($0.4 million in 1999 compared to $23.4 million in 1998).

     Salaries and benefits increased by $0.4 million or 38% and other expenses increased $.9 million or 84% as a result of the increased levels of operating activity.

     OTHER ITEMS AFFECTING NET EARNINGS

     The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

     Corporate overhead. Company level interest expense increased by 225% to $1.8 million in 1999 from $0.6 million in 1998 as a result of higher volumes of debt associated with the equity required to purchase Portfolio Assets, equity interests in Acquisition Partnerships and capital support to operating subsidiaries. Salary and benefits increased 17% to $.9 million in 1999, loan fees and professional fees account for the majority of the $1 million increase in other overhead expenses, which increased due to higher borrowings and other costs associated with outsourcing projects related to the Company's year 2000 initiative and other operational reviews, as well as a write-off of $.5 million of organization costs in accordance with SOP 98-5. Additionally, during the first quarter of 1998 the Company recognized $1.3 million of deferred premium income related to the redemption of Special Preferred Stock.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax benefit from NOLs in 1999 as compared to a benefit of $0.8 million in 1998.

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

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of March 31, 1999, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $2.1 billion and outstanding borrowings of $1.3 billion. The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties as of May 11, 1999 and the outstanding borrowings under such facilities as of March 31, 1999.

                               CREDIT FACILITIES

                                           OUTSTANDING
                                            BORROWINGS
                              PRINCIPAL       AS OF
                               AMOUNT     MARCH 31, 1999   INTEREST RATE          OTHER TERMS AND CONDITIONS
                              ---------   --------------   -------------          --------------------------
                                (DOLLARS IN MILLIONS)
FIRSTCITY
Company Credit Facility.....    $ 89           $ 80        Prime + 1.0%     Secured by the assets of the Company,
                                                           to Prime + 4%    expires June 30, 1999
                                                           or LIBOR +
                                                           2.625%
Term fixed asset facility...      .7             .7        Prime + 1.0%     Secured by certain fixed assets,
                                                                            expires January 1, 2001
Term credit facility........      10             10        LIBOR + 5.0%     Secured by stock of an acquisition
                                                                            partnership and certain residual
                                                                            interests, expires February 20, 2000
MORTGAGE CORP.
Warehouse facilities........     538            488        LIBOR + 1.375%   Revolving line to warehouse residential
                                                           to 2.5%          mortgage loans, expires May 31, 1999
Supplemental warehouse
  facilities................     134             94        LIBOR + 1.75%    Revolving line to warehouse residential
                                                           to 2.75%         mortgage loans and related receivables,
                                                                            expires May 31, 1999
Gestation facilities........     886            365        Fed Funds +      Open facilities to fund committed loans
                                                           0.8% to 1.05%    to FNMA and others
                                                           and LIBOR +
                                                           0.5% to 0.8%
CAPITAL CORP.
Warehouse facility..........     200            135        LIBOR + 1.50%    Acquisition facility to acquire Home
                                                           to 3.00%         Equity Loans, expires March 31, 2000
Repurchase agreement........       7              7        LIBOR + 4.00%    Repurchase agreement secured by
                                                                            residual interests in Home Equity
                                                                            securitized loans, expires June 30,
                                                                            1999
COMMERCIAL CORP.
Portfolio acquisition
facility....................     100             52        LIBOR + 2.25%    Acquisition facility to acquire
                                                                            Portfolio Assets, repaid April 1999
                                                                            (includes $41 million advanced to
                                                                            unconsolidated Acquisition
                                                                            Partnerships)
Term facility...............      62             --        LIBOR + 4.0%     Term facility secured by existing
                                                                            Portfolio Assets, expires April 30,
                                                                            2000 (includes $51 million advanced to
                                                                            unconsolidated Acquisition
                                                                            Partnerships).

                                           OUTSTANDING
                                            BORROWINGS
                              PRINCIPAL       AS OF
                               AMOUNT     MARCH 31, 1999   INTEREST RATE          OTHER TERMS AND CONDITIONS
                              ---------   --------------   -------------          --------------------------
                                (DOLLARS IN MILLIONS)
French and Japanese
  acquisition facility......      15             10        French franc     Acquisition facility to fund equity
                                                           LIBOR + 3.5%     investments in French and Japanese
                                                           Japanese yen     Portfolio Assets, expires March 31,
                                                           LIBOR + 3.5%     2000. Guaranteed by Commercial Corp.
                                                                            and the Company.
Term acquisition                  33             33        Fixed at 7.00%   Acquisition facilities for existing
  facilities................                               to 7.66%         Portfolio Assets. Secured by Portfolio
                                                                            Assets. Expires February 25, 2003 and
                                                                            June 5, 2002
CONSUMER CORP.
Warehouse facility..........      70             44        LIBOR + 3%       Revolving line secured by automobile
                                                                            receivables, paid off April 1999
Warehouse facility..........     100             --        Rate equal to    Commercial paper conduit warehouse
                                                           the mixed rate   facility secured by automobile
                                                           of LIBOR and     receivables, expires March 30, 2000
                                                           commercial
                                                           paper rates
Repurchase Agreement........       7              7        LIBOR + 3%       Repurchase agreement secured by
                                                                            residual interest in automobile
                                                                            securitized loans, expires June 30,
                                                                            1999
Term facility...............       4              4        Prime + 1%       Term facility secured by residual
                                                                            interests in automobile securitized
                                                                            loans, expires March 15, 2000
UNCONSOLIDATED ACQUISITION
PARTNERSHIPS
Term acquisition                  93             93        Fixed at 4.5%    Senior and subordinated loans secured
  facilities................                               to 10.17%,       by Portfolio Assets, various maturities
                                                           LIBOR + 2.25%
                                                           to 6.5% and
                                                           Prime + 1.0%

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

     The potential problems posed by this issue affect the Company's internal business-critical systems ("internal systems") upon which the Company depends. This includes information technology systems and applications ("IT"), as well as non-IT systems and equipment with embedded technology, such as fax machines and telephone systems. Examples of internal IT systems includes accounting systems such as general ledger, loan servicing systems, cash management systems and loan origination systems. In addition to the internal systems, the Company may be at risk from Year 2000 failures caused by or occurring to third parties. Some third parties have significant direct business relationships with the Company. These parties include borrowers, lenders, investors who buy the Company's loan products and outside system vendors such as Alltel, Inc., the primary data processing provider for the servicing of Mortgage Corp's loans.

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

     The Company is in the process of completing the assessment phase for all of its internal systems. Remediation and testing have already begun and complete Year 2000 readiness for internal systems is scheduled to be achieved by July 1999. The Company does not anticipate any material difficulties in achieving Year 2000 readiness within this time frame. The Company has not yet developed a most reasonably likely worst case scenario with respect to Year 2000 issues, but instead has focused its efforts on reducing uncertainties through the review described above. The Company has not developed Year 2000 Contingency plans other than as described above, and does not expect to do so unless merited by the result of its continuing review.

     With respect to third party exposure, the process of obtaining written representation from third parties is still ongoing. Therefore, the Company has not completed its contingency plan. Based on responses received and testing to date, it is not anticipated that the Company will be materially affected by any third party Year 2000 readiness issue. The Company expects to have a comprehensive contingency plan in place by the third quarter of 1999. In general, any significant third party service providers that have not completed their Year 2000 initiative by the third quarter of 1999 and certified their readiness to the Company will be replaced with comparable firms that are believed to be compliant. Contingency planning with respect to third parties will continue throughout the remainder of 1999.

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

     The Company has increased its estimate of the cost of its Year 2000 initiative and now believes that it will be approximately $1,500,000, a majority of which is being incurred during 1999. Of these costs, approximately $150,000 is for computer systems that must be replaced and the remainder is personnel costs (employees and external consultants). The increase is due to the cost of participation in the MBA Test and higher than anticipated costs for outside consultants. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

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

     Any Year 2000 factors that might impact borrowers' abilities to repay their obligations relate to the failure of global remediation efforts over which the Company has no influence. The Company's lenders and investors, most of which operate in highly regulated industries, are among the largest such institutions in the world. These institutions are under government regulatory mandates to achieve full readiness prior to the end of 1999. The Company believes that it is unlikely that these institutions will fail to achieve readiness within a reasonable time frame; however, the Company will continue to monitor their readiness and maintain an ongoing contingency plan.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company's strategic objectives and future performance, which are not historical fact, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "anticipate," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, general economic conditions; interest rate risk; prepayment speeds; delinquency and default rates; credit loss rates; changes (legislative and otherwise) in the asset securitization industry; demand for the Company's services; residential and commercial real estate values; the impact of certain covenants in loan agreements of the Company; the degree to which the Company is leveraged; its needs for financing; the continued availability of the Company's credit facilities; capital markets conditions, including the markets for asset-backed securities and commercial mortgage-backed securities; the performance of the Company's subsidiaries and affiliates; changes in foreign political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to attract and retain qualified personnel, the Company's Year 2000 issues; the factors identified under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; risk factors; and other risks identified in the Company's Securities and Exchange Commission filings. Many of these factors are beyond the Company's control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Report speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's earnings are materially impacted by net gains on sales of loans and net interest margins. The level of gains from loan sales the Company achieves is dependent on demand for the products originated. Net interest margins are dependent on the Company to maintain the spread or interest differential between the interest it charges the customer for loans and the interest the Company is charged for the financing of those loans. The following describes each component of interest bearing assets held by the Company and how each could be effected by changes in interest rates.

     Portfolio assets consist of investments in pools of non-homogenous assets that are predominantly consist of loan and real estate assets. Earnings from these assets are based on the estimated future cash flows from such assets and recorded when those cash flows occur. The underlying loans within these pools bear both fixed and variable rates. Due to the non-performing nature and history of these loans, changes in prevailing bench-mark rates (such as the prime rate or LIBOR) generally have a nominal effect on the ultimate future cash flow to be realized from the loan assets. Furthermore, these pools of assets are held for sale, not for investment; therefore, the disposition strategy is to liquidate these assets as quickly as possible.

     The sub-prime loans the Company sells generally are included in asset backed securities the investor or purchaser issues. These securities are priced at spreads over the LIBOR or and equivalent term treasury security. These spreads are determined by demand for the security. Demand is affected by the perception of credit quality and prepayment risk associated with the loans the Company originates and sells. Interest rates offered to customers also affect prices paid for loans. These rates are determined by review of competitors rate offerings to the public and current prices being paid to the Company for the products. The Company does not hedge these price risks.

     Prices paid for prime loans are impacted by movements in interest rates. The Company mitigates this risk by locking in prices with its investors as the customer locks in the price with the Company, thus allowing the Company to maintain its margin. Generally, if interest rates rise significantly, home sales and refinancing will decline adversely affecting the Company's prime mortgage loan production.

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

     The Company's investment in mortgage servicing rights are based on a weighted average service fee rates and an assumed prepayment speeds. Changes in prevailing mortgage interest rates contribute to changes in the prepayment assumptions of servicing rights, thus causing increases to the value of the servicing rights when mortgage rates increase and decreases in value when mortgage rates decrease.

     In summary, the Company would be negatively impacted by rising interest rates and declining prices for its sub-prime loans. Rising interest rates would negatively impact prime mortgage production and the value of the residual interests in the securitization and declining prices for the Company's sub-prime loans would adversely effect the levels of gains achieved upon the sale of those loans. There have been no material changes in the quantitative and qualitative risks of the Company since December 31, 1998.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
         ------                                  -----------
          2.1            -- Joint Plan of Reorganization by First City Bancorporation
                            of Texas, Inc., Official Committee of Equity Security
                            Holders and J-Hawk Corporation, with the Participation of
                            Cargill Financial Services Corporation, Under Chapter 11
                            of the United States Bankruptcy Code, Case No.
                            392-39474-HCA-11 (incorporated herein by reference to
                            Exhibit 2.1 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          2.2            -- Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc.
                            and J-Hawk Corporation (incorporated herein by reference
                            to Exhibit 2.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated herein by reference to Exhibit 3.1
                            of the Company's Current Report on Form 8-K dated July 3,
                            1995 filed with the Commission on July 18, 1995).
          3.2            -- Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          4.1            -- Certificate of Designations of the New Preferred Stock
                            ($0.01 par value) of the Company.(incorporated herein by
                            reference to Exhibit 4.1 to the Company's Current Report
                            on Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.2            -- Warrant Agreement, dated July 3, 1995, by and between the
                            Company and American Stock Transfer & Trust Company, as
                            Warrant Agent (incorporated herein by reference to
                            Exhibit 4.2 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          4.3            -- Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor
                            Financial Mortgage Company Employees Pension Plan,
                            Lindsey Capital Corporation, Ed Smith and Thomas E.
                            Smith. (incorporated herein by reference to Exhibit 4.3
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 26, 1998).
          4.4            -- Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company.
                            (incorporated herein by reference to Exhibit 4.4 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.5            -- Registration Rights Agreement, dated March 24, 1998,
                            between the Company and Texas Commerce Shareholders
                            Company (incorporated herein by reference to Exhibit 4.5
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 24, 1998)

        EXHIBIT
         NUMBER                                  DESCRIPTION
         ------                                  -----------
         10.1            -- Trust Agreement of FirstCity Liquidating Trust, dated
                            July 3, 1995 (incorporated herein by reference to Exhibit
                            10.1 of the Company's Current Report on Form 8-K dated
                            July 3, 1995 filed with the Commission on July 18, 1995).
         10.2            -- Investment Management Agreement, dated July 3, 1995,
                            between the Company and FirstCity Liquidating Trust
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Current Report on Form 8-K dated July 3, 1995
                            filed with the Commission on July 18, 1995
         10.3            -- Lock-Box Agreement, dated July 11, 1995, among the
                            Company, NationsBank of Texas, N.A., as lock-box agent,
                            FirstCity Liquidating Trust, FCLT Loans, L.P., and the
                            other Trust-Owned Affiliates signatory thereto, and each
                            of NationsBank of Texas, N.A. and Fleet National Bank, as
                            co-lenders (incorporated herein by reference to Exhibit
                            10.3 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.4            -- Custodial Agreement, dated July 11, 1995, among Fleet
                            National Bank, as custodian, Fleet National Bank, as
                            agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and
                            the Company (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.5            -- Tier 3 Custodial Agreement, dated July 11, 1995, among
                            the Company, as custodian, Fleet National Bank, as agent,
                            FCLT Loans, L.P., FirstCity Liquidating Trust, and the
                            Company, as servicer (incorporated herein by reference to
                            Exhibit 10.5 of the Company's Form 8-A/A dated August 25,
                            1995 filed with the Commission on August 25, 1995).
         10.6            -- 12/97 Amended and Restated Facilities Agreement, dated
                            effective as of December 3, 1997, among Harbor Financial
                            Mortgage Corporation, New America Financial, Inc., Texas
                            Commerce Bank National Association and the other
                            warehouse lenders party thereto. (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.7            -- Modification Agreement, dated January 26, 1998, to the
                            Amended and Restated Facilities Agreement, dated as of
                            December 3, 1997, among Harbor Financial Mortgage
                            Corporation, New America Financial, Inc. and Chase Bank
                            of Texas, National Association (formerly known as Texas
                            Commerce Bank National Association). (incorporated herein
                            by reference to Exhibit 10,7 of the company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.8            -- $50,000,000 3/98 Chase Texas Temporary Additional
                            Warehouse Note, dated March 17, 1998, by Harbor Financial
                            Mortgage Corporation and New America Financial, Inc., in
                            favor of Chase Bank of Texas, National Association.
                            (incorporated herein by reference to Exhibit 10.8 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.9            -- Employment Agreement, dated as of July 1, 1997, by and
                            between Harbor Financial Mortgage Corporation and Richard
                            J. Gillen. (incorporated herein by reference to Exhibit
                            10.9 of the Company's 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
         ------                                  -----------
         10.10           -- Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R.
                            Brower, with similar agreements between FC Capital Corp.
                            and each of James H. Aronoff and Christopher J.
                            Morrissey. (incorporated herein by reference to Exhibit
                            10.10 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.11           -- Shareholder Agreement, dated as of September 8, 1997,
                            among FirstCity Funding Corporation, FirstCity Consumer
                            Lending Corporation, Thomas R. Brower, Scot A. Foith,
                            Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves,
                            Stephen H. Trent and Blake P. Bozman. (incorporated
                            herein by reference to Exhibit 10.11 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).
         10.12           -- Revolving Credit Loan Agreement, dated as of March 20,
                            1998, by and between FC Properties, Ltd. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.12 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.13           -- Revolving Credit Loan Agreement, dated as of February 27,
                            1998, by and between FH Partners, L.P. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.13 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.14           -- Note Agreement, dated as of June 6, 1997, among Bosque
                            Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
                            Investment Realty Partners, L.P. and Bankers Trust
                            Company of California, N.A. (incorporated herein by
                            reference to Exhibit 10.14 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.15           -- 60,000,000 French Franc Revolving Promissory Note, dated
                            September 25, 1997, by J-Hawk International Corporation
                            in favor of the Bank of Scotland. (incorporated herein by
                            reference to Exhibit 10.15 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.16           -- Loan Agreement, dated as of September 25, 1997, by and
                            between Bank of Scotland and J-Hawk International
                            Corporation. (incorporated herein reference to Exhibit
                            10.16 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.17           -- Guaranty Agreement, dated as of September 25, 1997, by
                            J-Hawk (incorporated herein by reference to Exhibit 10.17
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.18           -- Guaranty Agreement, dated as of September 25, 1997, by
                            FirstCity Financial Corporation in favor of Bank of
                            Scotland. (incorporated herein by reference to Exhibit
                            10.18 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.19           -- Warehouse Credit Agreement, dated as of May 17, 1996,
                            among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust
                            and National Auto Funding Corporation. (incorporated
                            herein by reference to Exhibit 10.19 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).
         10.20           -- Funding Commitment, dated as of May 17, 1996 by and
                            between ConiTrade Services L.L.C. and The Company.
                            (incorporated herein by reference to Exhibit 10.20 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
         ------                                  -----------
         10.21           -- Revolving Credit Agreement, dated as of December 29,
                            1995, by and between the Company and Cargill financial
                            Services Corporation, as amended by the Eighth Amendment
                            to Revolving Credit Agreement dated February 1998.
                            (incorporated herein by reference to Exhibit 10.21 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.22           -- Master Repurchase Agreement Governing Purchased and Sales
                            of Mortgage Loans, dated as of July 1998, between Lehman
                            Commercial Paper Inc. and FHB Funding Corp. (incorporated
                            herein by reference to Exhibit 10.1 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 18, 1998).
         10.23           -- Warehouse Credit Agreement, dated as of April 30, 1998
                            among ContiTrade Services, L.L.C., FirstCity Consumer
                            Lending Corporation, FirstCity Auto Receivables L.L.C.
                            and FirstCity Financial Corporation. (incorporated herein
                            by reference to Exhibit 10.2 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission August
                            16, 1998).
         10.24           -- Servicing Agreement, dated as of April 30, 1998 among
                            FirstCity Auto Receivables L.L.C., FirstCity Servicing
                            Corporation of California, FirstCity Consumer Lending
                            Corporation and ContiTrade Services L.L.C. (incorporated
                            herein by reference to Exhibit 10.3 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 16,1998).
         10.25           -- Security and Collateral Agreement, dated as of April 30,
                            1998 among FirstCity Auto Receivables L.L.C., ContiTrade
                            Services L.L.C. and Chase Bank of Texas, National
                            Association. (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 10-Q dated August 14, 1998,
                            filed with the Commission August 16,1998).
         10.26           -- Loan Agreement, dated as of July 24, 1998, between
                            FirstCity Commercial Corporation and CFSC Capital Corp.
                            XXX (incorporated herein by reference Exhibit 10.5 of the
                            Company's Form 10-Q dated August 14, 1998, filed with the
                            Commission on August 18, 1998).
         10.27           -- Loan Agreement, dated April 8, 1998 between Bank of
                            Scotland and the Company (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission on
                            August 18, 1998)
         10.28           -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.7 of the Company's form
                            10-Q dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
         10.29           -- Employment Agreement, dated October 1, 1998, by and
                            between FirstCity. Financial Mortgage Corporation, and
                            Buddy L. Terrell.
         10.30           -- Security Agreement, dated as of April 30, 1998 among
                            Enterprise Funding Corporation, FCAR Receivables L.L.C.,
                            MBIA Insurance Corporation, FirstCity Funding
                            Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a
                            Loan Servicing enterprise.
         10.31           -- Note purchase agreement, dated March 30, 1999 among
                            Enterprise Funding Corporation, FCAR Receivables, LLC and
                            NationsBank, N.A..
         10.32           -- Custodian Agreement, dated March 30, 1999, among FCAR
                            Receivables LLC, FirstCity Funding Corporation,
                            NationsBank, N.A., Enterprise Funding Corporation and
                            Chase Bank of Texas, N.A..

        EXHIBIT
         NUMBER                                  DESCRIPTION
         ------                                  -----------
         10.33           -- 100,000,000 dollar form of note, dated March 30, 1999
                            among FCAR Receivables LLC, Enterprise Funding
                            Corporation and Nationsbank, N.A.
         27.1            -- Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this
                            Quarterly Report on Form 10-Q being submitted to the
                            Securities and Exchange Commission. Exhibit 27.1 shall
                            not be deemed filed for purposes of Section 11 of the
                            Securities Act of 1933, Section 18 of the Securities Act
                            of 1934, as amended, or Section 323 of the Trust
                            Indenture Act of 1939, as amended, or otherwise be
                            subject to the liabilities of such sections, nor shall it
                            be deemed a part of any registration statement to which
                            it relates.)

     (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Securities Exchange Commission during the quarterly period ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRSTCITY FINANCIAL CORPORATION

                                            By     /s/ JAMES T. SARTAIN
                                             -----------------------------------
                                            Name:  James T. Sartain
                                            Title:    President and Chief
                                                      Operating
                                                Officer and Director
                                                (Duly authorized officer of the
                                                Registrant)

                                            By      /s/ GARY H. MILLER
                                             -----------------------------------
                                            Name:  Gary H. Miller
                                             Title:    Senior Vice President and
                                                       Chief
                                                  Financial Officer
                                                  (Duly authorized officer and
                                                  principal financial and
                                                  accounting officer of the
                                                  Registrant)

Dated: May 17, 1999

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
         ------                                  -----------
          2.1            -- Joint Plan of Reorganization by First City Bancorporation
                            of Texas, Inc., Official Committee of Equity Security
                            Holders and J-Hawk Corporation, with the Participation of
                            Cargill Financial Services Corporation, Under Chapter 11
                            of the United States Bankruptcy Code, Case No.
                            392-39474-HCA-11 (incorporated herein by reference to
                            Exhibit 2.1 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          2.2            -- Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc.
                            and J-Hawk Corporation (incorporated herein by reference
                            to Exhibit 2.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated herein by reference to Exhibit 3.1
                            of the Company's Current Report on Form 8-K dated July 3,
                            1995 filed with the Commission on July 18, 1995).
          3.2            -- Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          4.1            -- Certificate of Designations of the New Preferred Stock
                            ($0.01 par value) of the Company.(incorporated herein by
                            reference to Exhibit 4.1 to the Company's Current Report
                            on Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.2            -- Warrant Agreement, dated July 3, 1995, by and between the
                            Company and American Stock Transfer & Trust Company, as
                            Warrant Agent (incorporated herein by reference to
                            Exhibit 4.2 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          4.3            -- Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor
                            Financial Mortgage Company Employees Pension Plan,
                            Lindsey Capital Corporation, Ed Smith and Thomas E.
                            Smith. (incorporated herein by reference to Exhibit 4.3
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 26, 1998).
          4.4            -- Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company.
                            (incorporated herein by reference to Exhibit 4.4 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.5            -- Registration Rights Agreement, dated March 24, 1998,
                            between the Company and Texas Commerce Shareholders
                            Company (incorporated herein by reference to Exhibit 4.5
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 24, 1998)
         10.1            -- Trust Agreement of FirstCity Liquidating Trust, dated
                            July 3, 1995 (incorporated herein by reference to Exhibit
                            10.1 of the Company's Current Report on Form 8-K dated
                            July 3, 1995 filed with the Commission on July 18, 1995).

        EXHIBIT
         NUMBER                                  DESCRIPTION
         ------                                  -----------
         10.2            -- Investment Management Agreement, dated July 3, 1995,
                            between the Company and FirstCity Liquidating Trust
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Current Report on Form 8-K dated July 3, 1995
                            filed with the Commission on July 18, 1995
         10.3            -- Lock-Box Agreement, dated July 11, 1995, among the
                            Company, NationsBank of Texas, N.A., as lock-box agent,
                            FirstCity Liquidating Trust, FCLT Loans, L.P., and the
                            other Trust-Owned Affiliates signatory thereto, and each
                            of NationsBank of Texas, N.A. and Fleet National Bank, as
                            co-lenders (incorporated herein by reference to Exhibit
                            10.3 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.4            -- Custodial Agreement, dated July 11, 1995, among Fleet
                            National Bank, as custodian, Fleet National Bank, as
                            agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and
                            the Company (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.5            -- Tier 3 Custodial Agreement, dated July 11, 1995, among
                            the Company, as custodian, Fleet National Bank, as agent,
                            FCLT Loans, L.P., FirstCity Liquidating Trust, and the
                            Company, as servicer (incorporated herein by reference to
                            Exhibit 10.5 of the Company's Form 8-A/A dated August 25,
                            1995 filed with the Commission on August 25, 1995).
         10.6            -- 12/97 Amended and Restated Facilities Agreement, dated
                            effective as of December 3, 1997, among Harbor Financial
                            Mortgage Corporation, New America Financial, Inc., Texas
                            Commerce Bank National Association and the other
                            warehouse lenders party thereto. (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.7            -- Modification Agreement, dated January 26, 1998, to the
                            Amended and Restated Facilities Agreement, dated as of
                            December 3, 1997, among Harbor Financial Mortgage
                            Corporation, New America Financial, Inc. and Chase Bank
                            of Texas, National Association (formerly known as Texas
                            Commerce Bank National Association). (incorporated herein
                            by reference to Exhibit 10,7 of the company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.8            -- $50,000,000 3/98 Chase Texas Temporary Additional
                            Warehouse Note, dated March 17, 1998, by Harbor Financial
                            Mortgage Corporation and New America Financial, Inc., in
                            favor of Chase Bank of Texas, National Association.
                            (incorporated herein by reference to Exhibit 10.8 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.9            -- Employment Agreement, dated as of July 1, 1997, by and
                            between Harbor Financial Mortgage Corporation and Richard
                            J. Gillen. (incorporated herein by reference to Exhibit
                            10.9 of the Company's 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.10           -- Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R.
                            Brower, with similar agreements between FC Capital Corp.
                            and each of James H. Aronoff and Christopher J.
                            Morrissey. (incorporated herein by reference to Exhibit
                            10.10 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
         ------                                  -----------
         10.11           -- Shareholder Agreement, dated as of September 8, 1997,
                            among FirstCity Funding Corporation, FirstCity Consumer
                            Lending Corporation, Thomas R. Brower, Scot A. Foith,
                            Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves,
                            Stephen H. Trent and Blake P. Bozman. (incorporated
                            herein by reference to Exhibit 10.11 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).
         10.12           -- Revolving Credit Loan Agreement, dated as of March 20,
                            1998, by and between FC Properties, Ltd. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.12 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.13           -- Revolving Credit Loan Agreement, dated as of February 27,
                            1998, by and between FH Partners, L.P. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.13 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.14           -- Note Agreement, dated as of June 6, 1997, among Bosque
                            Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
                            Investment Realty Partners, L.P. and Bankers Trust
                            Company of California, N.A. (incorporated herein by
                            reference to Exhibit 10.14 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.15           -- 60,000,000 French Franc Revolving Promissory Note, dated
                            September 25, 1997, by J-Hawk International Corporation
                            in favor of the Bank of Scotland. (incorporated herein by
                            reference to Exhibit 10.15 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.16           -- Loan Agreement, dated as of September 25, 1997, by and
                            between Bank of Scotland and J-Hawk International
                            Corporation. (incorporated herein reference to Exhibit
                            10.16 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.17           -- Guaranty Agreement, dated as of September 25, 1997, by
                            J-Hawk (incorporated herein by reference to Exhibit 10.17
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.18           -- Guaranty Agreement, dated as of September 25, 1997, by
                            FirstCity Financial Corporation in favor of Bank of
                            Scotland. (incorporated herein by reference to Exhibit
                            10.18 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.19           -- Warehouse Credit Agreement, dated as of May 17, 1996,
                            among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust
                            and National Auto Funding Corporation. (incorporated
                            herein by reference to Exhibit 10.19 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).
         10.20           -- Funding Commitment, dated as of May 17, 1996 by and
                            between ConiTrade Services L.L.C. and The Company.
                            (incorporated herein by reference to Exhibit 10.20 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.21           -- Revolving Credit Agreement, dated as of December 29,
                            1995, by and between the Company and Cargill financial
                            Services Corporation, as amended by the Eighth Amendment
                            to Revolving Credit Agreement dated February 1998.
                            (incorporated herein by reference to Exhibit 10.21 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
         ------                                  -----------
         10.22           -- Master Repurchase Agreement Governing Purchased and Sales
                            of Mortgage Loans, dated as of July 1998, between Lehman
                            Commercial Paper Inc. and FHB Funding Corp. (incorporated
                            herein by reference to Exhibit 10.1 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 18, 1998).
         10.23           -- Warehouse Credit Agreement, dated as of April 30, 1998
                            among ContiTrade Services, L.L.C., FirstCity Consumer
                            Lending Corporation, FirstCity Auto Receivables L.L.C.
                            and FirstCity Financial Corporation. (incorporated herein
                            by reference to Exhibit 10.2 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission August
                            16, 1998).
         10.24           -- Servicing Agreement, dated as of April 30, 1998 among
                            FirstCity Auto Receivables L.L.C., FirstCity Servicing
                            Corporation of California, FirstCity Consumer Lending
                            Corporation and ContiTrade Services L.L.C. (incorporated
                            herein by reference to Exhibit 10.3 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 16,1998).
         10.25           -- Security and Collateral Agreement, dated as of April 30,
                            1998 among FirstCity Auto Receivables L.L.C., ContiTrade
                            Services L.L.C. and Chase Bank of Texas, National
                            Association. (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 10-Q dated August 14, 1998,
                            filed with the Commission August 16,1998).
         10.26           -- Loan Agreement, dated as of July 24, 1998, between
                            FirstCity Commercial Corporation and CFSC Capital Corp.
                            XXX (incorporated herein by reference Exhibit 10.5 of the
                            Company's Form 10-Q dated August 14, 1998, filed with the
                            Commission on August 18, 1998).
         10.27           -- Loan Agreement, dated April 8, 1998 between Bank of
                            Scotland and the Company (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission on
                            August 18, 1998)
         10.28           -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.7 of the Company's form
                            10-Q dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
         10.29           -- Employment Agreement, dated October 1, 1998, by and
                            between FirstCity. Financial Mortgage Corporation, and
                            Buddy L. Terrell.
         10.30           -- Security Agreement, dated as of April 30, 1998 among
                            Enterprise Funding Corporation, FCAR Receivables L.L.C.,
                            MBIA Insurance Corporation, FirstCity Funding
                            Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a
                            Loan Servicing enterprise.
         10.31           -- Note purchase agreement, dated March 30, 1999 among
                            Enterprise Funding Corporation, FCAR Receivables, LLC and
                            NationsBank, N.A..
         10.32           -- Custodian Agreement, dated March 30, 1999, among FCAR
                            Receivables LLC, FirstCity Funding Corporation,
                            NationsBank, N.A., Enterprise Funding Corporation and
                            Chase Bank of Texas, N.A..
         10.33           -- 100,000,000 dollar form of note, dated March 30, 1999
                            among FCAR Receivables LLC, Enterprise Funding
                            Corporation and Nationsbank, N.A.

        EXHIBIT
         NUMBER                                  DESCRIPTION
         ------                                  -----------
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