Form 10-Q
period 1999-06-30
FIRSTCITY FINANCIAL CORP
filed 1999-08-16
CIK 828678

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The number of shares of common stock, par value $.01 per share, outstanding at August 13, 1999 was 8,314,239.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS,
                             EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                               JUNE 30,    DECEMBER 31,
                                                                 1999          1998
                                                              ----------   ------------
Cash and cash equivalents...................................  $   17,940    $   13,677
Portfolio Assets, net.......................................      48,157        69,717
Loans receivable, net.......................................      77,859        46,187
Mortgage loans held for sale................................     694,552     1,207,679
Residual interests in securitizations.......................      68,021        65,242
Equity investments in Acquisition Partnerships and Servicing
  Entities..................................................      40,092        41,466
Mortgage servicing rights, net..............................      15,241        91,440
Receivable from sale of mortgage servicing rights...........      53,103        10,313
Receivable for servicing advances and accrued interest......      44,034        48,664
Deferred tax benefit, net...................................      27,098        32,162
Other assets, net...........................................      23,554        37,430
                                                              ----------    ----------
          Total Assets......................................  $1,109,651    $1,663,977
                                                              ==========    ==========

           LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable.............................................  $  930,969    $1,462,231
  Other liabilities.........................................      62,570        38,468
                                                              ----------    ----------
          Total Liabilities.................................     993,539     1,500,699
Commitments and contingencies...............................          --            --
Redeemable preferred stock:
  Adjusting rate preferred stock, including dividends of
     $642 (redemption value of $21 per share; 2,000,000
     shares authorized; 1,222,901 shares issued and
     outstanding)...........................................      26,323        26,323
Shareholders' equity:
  Optional preferred stock (par value $.01 per share;
     98,000,000 shares authorized; no shares issued or
     outstanding)...........................................          --            --
  Common stock (par value $.01 per share; 100,000,000
     authorized; issued and outstanding: 8,314,239 and
     8,287,959 shares, respectively)........................          83            83
Paid in capital.............................................      78,651        78,456
Retained earnings...........................................      11,394        58,061
Accumulated other comprehensive income (loss)...............        (339)          355
                                                              ----------    ----------
          Total Shareholders' Equity........................      89,789       136,955
                                                              ----------    ----------
          Total Liabilities, Redeemable Preferred Stock and
            Shareholders' Equity............................  $1,109,651    $1,663,977
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                          ------------------   ------------------
                                                            1999      1998       1999      1998
                                                          --------   -------   --------   -------
Revenues:
  Gain on sale of mortgage loans........................  $ 13,233   $28,303   $ 39,874   $48,572
  Gain on sale of automobile loans......................     6,445     2,434      6,445     2,434
  Net mortgage warehouse income.........................     3,529     2,395      9,486     4,117
  Loss on sale of mortgage servicing rights.............    (6,298)       --     (8,693)       --
  Servicing fees:
     Mortgage...........................................     4,227     5,588     10,370    10,282
     Other..............................................     2,165     1,250      4,278     2,363
  Gain on resolution of Portfolio Assets................       745     2,839      2,047     5,936
  Equity in earnings of Acquisition Partnerships and
     servicing entities.................................     2,798     1,523      5,442     4,737
  Interest income.......................................     4,989     2,898     10,196     6,697
  Other income..........................................     1,816     2,314      4,036     6,432
                                                          --------   -------   --------   -------
          Total revenues................................    33,649    49,544     83,481    91,570
Expenses:
  Interest on notes payable.............................     5,431     3,304     11,001     6,722
  Salaries and benefits.................................    25,847    20,447     51,640    36,464
  Amortization of mortgage servicing rights.............     2,431     4,126      7,154     7,302
  Provision for loan losses and impairment on residual
     interests..........................................     3,597       575      3,268     2,927
  Provision for valuation of mortgage servicing
     rights.............................................     4,638       500      2,294       500
  Occupancy, data processing, communication and other...    30,230    13,494     47,658    25,617
                                                          --------   -------   --------   -------
          Total expenses................................    72,174    42,446    123,015    79,532
Earnings (loss) before minority interest, accounting
  change and income taxes...............................   (38,525)    7,098    (39,534)   12,038
  Benefit (provision) for income taxes..................    (5,010)      755     (5,032)    1,396
                                                          --------   -------   --------   -------
Earnings (loss) before minority interest and
  accounting change.....................................   (43,535)    7,853    (44,566)   13,434
  Minority interest.....................................      (346)     (229)        18       (14)
  Cumulative effect of accounting change................        --        --       (835)       --
                                                          --------   -------   --------   -------
Net earnings (loss).....................................   (43,881)    7,624    (45,383)   13,420
  Preferred dividends...................................      (642)   (1,515)    (1,284)   (3,030)
                                                          --------   -------   --------   -------
Net earnings (loss) to common shareholders..............  $(44,523)  $ 6,109   $(46,667)  $10,390
                                                          ========   =======   ========   =======
Earnings (loss) before accounting change per common
  share -- basic........................................  $  (5.36)  $  0.84   $  (5.53)  $  1.51
Earnings (loss) before accounting change per common
  share -- diluted......................................  $  (5.36)  $  0.83   $  (5.53)  $  1.47
Cumulative effect of accounting change -- basic.........  $     --   $    --   $  (0.10)  $    --
Cumulative effect of accounting change -- diluted.......  $     --   $    --   $  (0.10)  $    --
Net earnings (loss) per common share -- basic...........  $  (5.36)  $  0.84   $  (5.63)  $  1.51
Net earnings (loss) per common share -- diluted.........  $  (5.36)  $  0.83   $  (5.63)  $  1.47
Weighted average common shares outstanding -- basic.....     8,299     7,243      8,294     6,889
Weighted average common shares outstanding -- diluted...     8,299     7,401      8,294     7,045

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                             ACCUMULATED
                                  NUMBER OF                                     OTHER           TOTAL
                                   COMMON     COMMON   PAID IN   RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                   SHARES     STOCK    CAPITAL   EARNINGS   INCOME (LOSS)      EQUITY
                                  ---------   ------   -------   --------   -------------   -------------
BALANCES, JANUARY 1, 1998.......  6,526,510    $65     $29,509   $ 83,140       $  44         $112,758
Exercise of warrants, options
  and employee stock purchase
  plan..........................    519,299      5      12,675         --          --           12,680
Issuance of common stock to
  acquire the minority interest
  of subsidiary.................     41,000      1       2,149         --          --            2,150
Issuance of common stock in
  public offering...............  1,201,150     12      34,123         --          --           34,135
Comprehensive loss:
  Net loss for 1998.............         --     --          --    (20,192)         --          (20,192)
  Foreign currency items........         --     --          --         --         311              311
                                                                                              --------
Total comprehensive loss........                                                               (19,881)
                                                                                              --------
Preferred dividends.............         --     --          --     (5,186)         --           (5,186)
Other...........................         --     --          --        299          --              299
                                  ---------    ---     -------   --------       -----         --------
BALANCES, DECEMBER 31, 1998.....  8,287,959     83      78,456     58,061         355          136,955
Exercise of employee stock
  purchase plan.................     26,280     --         195         --          --              195
Comprehensive loss:
  Net loss for the six months
     ended June 30, 1999........         --     --          --    (45,383)         --          (45,383)
  Foreign currency items........         --     --          --         --        (694)            (694)
                                                                                              --------
Total comprehensive loss........                                                               (46,077)
                                                                                              --------
Preferred dividends.............         --     --          --     (1,284)         --           (1,284)
                                  ---------    ---     -------   --------       -----         --------
BALANCES, JUNE 30, 1999.........  8,314,239    $83     $78,651   $ 11,394       $(339)        $ 89,789
                                  =========    ===     =======   ========       =====         ========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------   ------------
Cash flows from operating activities:
  Net earnings (loss).......................................  $   (45,383)  $     13,420
  Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities, net of
     effect of acquisitions:
     Proceeds from resolution of Portfolio Assets...........       11,018         30,032
     Gain on resolution of Portfolio Assets.................       (2,047)        (5,936)
     Purchase of Portfolio Assets and loans receivable,
      net...................................................       (2,108)       (11,827)
     Origination of automobile receivables, net of purchase
      discount..............................................      (94,159)       (57,762)
     Loss on sale of mortgage servicing rights..............        8,693             --
     (Increase) decrease in mortgage loans held for sale....      513,127       (487,528)
     (Increase) decrease in construction loans receivable...        7,942         (9,569)
     Originated mortgage servicing rights...................      (77,934)       (62,409)
     Purchases of mortgage servicing rights.................           --            (69)
     Proceeds from sale of mortgage servicing rights........      151,023             --
     Provision for loan losses, residual interests and
      valuation of mortgage servicing rights................        5,562          3,427
     Equity in earnings of Acquisition Partnerships.........       (5,442)        (4,737)
     Proceeds from performing Portfolio Assets and loans
      receivable, net.......................................       57,083         51,884
     (Increase) decrease in net deferred tax asset..........        5,064         (1,571)
     Depreciation and amortization..........................       11,984          9,185
     Increase in other assets...............................      (22,784)       (26,506)
     Increase in other liabilities..........................       13,477         38,775
                                                              -----------   ------------
          Net cash provided by (used in) operating
             activities.....................................      535,116       (521,191)
                                                              -----------   ------------
Cash flows from investing activities, net of effect of
  acquisitions:
  Property and equipment, net...............................       (4,391)        (3,269)
  Contributions to Acquisition Partnerships and servicing
     entities...............................................      (10,939)       (13,581)
  Distributions from Acquisition Partnerships and servicing
     entities...............................................       15,760         15,653
                                                              -----------   ------------
          Net cash provided by (used in) investing
             activities.....................................          430         (1,197)
                                                              -----------   ------------
Cash flows from financing activities, net of effect of
  acquisitions:
  Borrowings under notes payable............................    4,813,259     10,630,721
  Payments of notes payable.................................   (5,343,453)   (10,152,827)
  Proceeds from issuance of common stock....................          195         46,450
  Preferred dividends paid..................................       (1,284)        (3,030)
                                                              -----------   ------------
          Net cash provided by (used in) financing
             activities.....................................     (531,283)       521,314
                                                              -----------   ------------
Net increase (decrease) in cash.............................        4,263         (1,074)
Cash, beginning of period...................................       13,677         31,605
                                                              -----------   ------------
Cash, end of period.........................................  $    17,940   $     30,531
                                                              ===========   ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest...............................................  $    47,492   $     33,188
     Income taxes...........................................  $        87   $        231
Non-cash investing activities:
     Investment securities received as a result of sales of
      loans through securitizations.........................  $    11,957   $     37,175

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) BASIS OF PRESENTATION

     The unaudited consolidated financial statements of FirstCity Financial Corporation ("FirstCity" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity's financial position at June 30, 1999, the results of operations and the cash flows for the three month and six month periods ended June 30, 1999 and 1998.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimation of future collections on purchased portfolio assets used in the calculation of net gain on resolution of portfolio assets, interest rate environments, prepayment speeds of loans in servicing portfolios, collectibility on loans held in inventory, securitization trusts and for investment. Actual results could differ materially from those estimates. Certain amounts in the financial statements for prior periods have been reclassified to conform with current financial statement presentation.

     An accounting change due to the adoption of SOP 98-5, which requires previously capitalized start-up costs including organization costs to be written off and future costs related to start-up entities to be charged to expense as incurred, resulted in a loss of $.8 million for the first quarter of 1999 and has been reflected as a cumulative effect of a change in accounting principle.

(2) PORTFOLIO ASSETS

     Portfolio Assets are summarized as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                              --------   ------------
Non-performing Portfolio Assets.............................  $ 82,430     $ 93,716
Performing Portfolio Assets.................................    19,750       24,759
Real estate Portfolios......................................     9,707       12,561
                                                              --------     --------
          Total Portfolio Assets............................   111,887      131,036
Discount required to reflect Portfolio Assets at carrying
  value.....................................................   (63,730)     (61,319)
                                                              --------     --------
          Portfolio Assets, net.............................  $ 48,157     $ 69,717
                                                              ========     ========

     Portfolio Assets are pledged to secure non-recourse notes payable.

(3) LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                              --------   ------------
Construction loans receivable...............................  $ 16,648     $24,590
Residential mortgage and other loans held for investment....     7,317      11,016
Automobile and consumer finance receivables.................    65,831      16,475
Allowance for loan losses...................................   (11,937)     (5,894)
                                                              --------     -------
          Loans receivable, net.............................  $ 77,859     $46,187
                                                              ========     =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The activity in the allowance for loan losses is summarized as follows for the periods indicated:

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Balances, beginning of period...............................  $ 5,894   $ 9,282
  Provision for loan losses.................................      (36)    2,852
  Discounts acquired........................................   14,582     8,649
  Allocation of reserves to sold loans......................   (7,890)   (7,602)
  Charge off activity:
     Principal balances charged off.........................   (1,723)   (8,956)
     Recoveries.............................................    1,110     2,266
                                                              -------   -------
          Net charge offs...................................     (613)   (6,690)
                                                              -------   -------
Balances, end of period.....................................  $11,937   $ 6,491
                                                              =======   =======

     The provision for loan losses during the six months ended June 30, 1998, was predominantly for automobile finance receivables generated by the NAF platform that was discontinued in January 1998.

(4) MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale include loans collateralized by first lien mortgages on one-to-four family residences as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                              --------   ------------
Residential mortgage loans..................................  $683,854    $1,190,585
Unamortized premiums and discounts, net.....................    10,698        17,094
                                                              --------    ----------
                                                              $694,552    $1,207,679
                                                              ========    ==========

(5) RESIDUAL INTERESTS IN SECURITIZATIONS

     The Company has residual interests in securitizations consisting of rated securities, retained interests and related interest only strips (collectively referred to as residual interests) which are attributable to loans sold through securitization transactions by the Company. Residual interests are comprised of the following as of the dates indicated.

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                              --------   ------------
Rated securities............................................  $ 1,523      $ 2,073
Residual interests..........................................   72,067       66,473
Accrued interest............................................    2,234        1,146
Allowance for losses........................................   (7,803)      (4,450)
                                                              -------      -------
                                                              $68,021      $65,242
                                                              =======      =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The activity related to residual interests for 1999 and 1998 is as follows:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
Balance, beginning of period................................  $ 65,242   $ 6,935
Cost allocated from securitizations.........................    11,957    37,175
Interest accreted...........................................     4,345       688
Increase in other securities, net...........................        --        88
Cash received from trusts...................................   (10,170)   (1,840)
Provision for permanent impairment of value.................    (3,353)       --
                                                              --------   -------
Balance, end of period......................................  $ 68,021   $43,046
                                                              ========   =======

(6) EQUITY INVESTMENTS IN ACQUISITION PARTNERSHIPS AND SERVICING ENTITIES

     The Company has investments in Acquisition Partnerships and their general partners that are accounted for on the equity method. The Company also has investments in servicing entities that are accounted for on the equity method. The condensed combined financial position and results of operations of the Acquisition Partnerships (excluding the servicing entities), which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized below.

                       CONDENSED COMBINED BALANCE SHEETS

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                              --------   ------------
Assets......................................................  $269,810     $295,114
                                                              ========     ========
Liabilities.................................................  $161,389     $190,590
Net equity..................................................   108,421      104,524
                                                              --------     --------
                                                              $269,810     $295,114
                                                              ========     ========
Equity investment in Acquisition Partnerships...............  $ 36,491     $ 41,466
Equity investment in servicing entities.....................     3,601           --
                                                              --------     --------
                                                              $ 40,092     $ 41,466
                                                              ========     ========

                     CONDENSED COMBINED SUMMARY OF EARNINGS

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                 -------------------   -----------------
                                                   1999       1998      1999      1998
                                                 --------   --------   -------   -------
Proceeds from resolution of Portfolio Assets...  $37,539    $30,070    $67,184   $87,628
Gross margin...................................   13,626      9,110     24,357    27,643
Interest income on performing Portfolio
  Assets.......................................    3,248      2,169      6,584     4,622
Net earnings...................................  $ 9,997    $ 3,860    $16,380   $12,982
                                                 =======    =======    =======   =======
Equity in earnings of Acquisition
  Partnerships.................................  $ 2,792    $ 1,523    $ 5,463   $ 4,737
Equity in earnings of servicing entities.......        6         --        (21)       --
                                                 -------    -------    -------   -------
                                                 $ 2,798    $ 1,523    $ 5,442   $ 4,737
                                                 =======    =======    =======   =======

(7) SEGMENT REPORTING

     The Company is engaged in three reportable segments i) residential and commercial mortgage banking; ii) portfolio asset acquisition and resolution; and
iii) consumer lending. These segments have been segregated

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES based on products and services offered by each. The following is a summary of results of operations for each of the segments and a reconciliation to net earnings (loss) for the periods indicated.

                                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                                            JUNE 30,             JUNE 30,
                                                       ------------------   ------------------
                                                         1999      1998       1999      1998
                                                       --------   -------   --------   -------
MORTGAGE BANKING:
  Revenues:
     Gain on sale of mortgage loans..................  $ 13,233   $28,303   $ 39,874   $48,572
     Net mortgage warehouse income...................     3,529     2,395      9,486     4,117
     Loss on sale of mortgage servicing rights.......    (6,298)       --     (8,693)       --
     Servicing fees..................................     4,227     5,588     10,370    10,282
     Other...........................................     2,562     1,552      5,245     3,556
                                                       --------   -------   --------   -------
          Total......................................    17,253    37,838     56,282    66,527
  Expenses:
     Salaries and benefits...........................    23,232    17,216     45,128    30,151
     Amortization of mortgage servicing rights.......     2,431     4,126      7,154     7,302
     Provision for loan losses and residual
       interests.....................................     1,658        75      1,708        75
     Provision for valuation of mortgage servicing
       rights........................................     4,638       500      2,294       500
     Interest on notes payables......................     1,750       486      3,778       987
     Occupancy, data processing, communication and
       other.........................................    24,926     9,335     36,903    17,439
                                                       --------   -------   --------   -------
          Total......................................    58,635    31,738     96,965    56,454
                                                       --------   -------   --------   -------
  Operating contribution (loss) before direct
     taxes...........................................  $(41,382)  $ 6,100   $(40,683)  $10,073
                                                       ========   =======   ========   =======
  Operating contribution (loss), net of direct
     taxes...........................................  $(41,382)  $ 6,100   $(40,683)  $ 9,984
                                                       ========   =======   ========   =======
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Gain on resolution of Portfolio Assets..........  $    745   $ 2,839   $  2,047   $ 5,936
     Equity in earnings of Acquisition
       Partnerships..................................     2,798     1,523      5,442     4,737
     Servicing fees..................................       779       666      1,757     1,395
     Other...........................................       719       512      2,009     2,510
                                                       --------   -------   --------   -------
          Total......................................     5,041     5,540     11,255    14,578
  Expenses:
     Salaries and benefits...........................       613     1,100      2,034     2,267
     Interest on notes payable.......................     1,038     1,336      2,090     2,812
     Asset level expenses, occupancy, data processing
       and other.....................................     1,598     1,886      3,144     4,098
                                                       --------   -------   --------   -------
          Total......................................     3,249     4,322      7,268     9,177
                                                       --------   -------   --------   -------
  Operating contribution before direct taxes.........  $  1,792   $ 1,218   $  3,987   $ 5,401
                                                       ========   =======   ========   =======
  Operating contribution, net of direct taxes........  $  1,782   $ 1,223   $  3,958   $ 5,392
                                                       ========   =======   ========   =======
CONSUMER LENDING:
  Revenues:
     Gain on sale of automobile loans................  $  6,445   $ 2,434   $  6,445   $ 2,434
     Interest income.................................     3,445     2,659      6,850     5,225
     Servicing fees and other........................     1,426       653      2,590     1,043
                                                       --------   -------   --------   -------
          Total......................................    11,316     5,746     15,885     8,702
                                                       ========   =======   ========   =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                                            JUNE 30,             JUNE 30,
                                                       ------------------   ------------------
                                                         1999      1998       1999      1998
                                                       --------   -------   --------   -------
  Expenses:
     Salaries and benefits...........................     1,667     1,292      3,200     2,404
     Provision for loan losses and residual
       interests.....................................     1,939       500      1,962     2,852
     Interest on notes payable.......................       736       939      1,403     1,819
     Occupancy, data processing and other............     3,001     1,658      5,097     2,765
                                                       --------   -------   --------   -------
          Total......................................     7,343     4,389     11,662     9,840
                                                       --------   -------   --------   -------
  Operating contribution (loss) before direct
     taxes...........................................  $  3,973   $ 1,357   $  4,223   $(1,138)
                                                       ========   =======   ========   =======
  Operating contribution (loss), net of direct
     taxes...........................................  $  3,973   $ 1,357   $  4,223   $(1,138)
                                                       ========   =======   ========   =======
          Total operating contribution (loss), net of
            direct taxes.............................  $(35,627)  $ 8,680   $(32,502)  $14,238
                                                       ========   =======   ========   =======
CORPORATE OVERHEAD:
  Corporate interest expense, salaries and benefits,
     occupancy, professional and other income and
     expenses, net...................................  $ (3,254)  $(1,806)  $ (7,878)  $(2,318)
  Deferred tax benefit (provision) from NOLs.........    (5,000)      750     (5,003)    1,500
                                                       --------   -------   --------   -------
  Net earnings (loss)................................  $(43,881)  $ 7,624   $(45,383)  $13,420
                                                       ========   =======   ========   =======

     Total assets for each of the segments and a reconciliation to total assets is as follows:

                                                               JUNE 30,    DECEMBER 31,
                                                                 1999          1998
                                                              ----------   ------------
Mortgage assets.............................................  $  849,727    $1,413,799
Portfolio acquisition and resolution assets.................      88,175       114,596
Consumer assets.............................................      99,377        52,029
Deferred tax benefit........................................      27,098        32,162
Other assets................................................      45,274        51,391
                                                              ----------    ----------
          Total assets......................................  $1,109,651    $1,663,977
                                                              ==========    ==========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(8) PREFERRED STOCK AND SHAREHOLDERS' EQUITY

     In May 1998, the Company closed the public offering of 1,542,150 shares of FirstCity common stock, of which 341,000 shares were sold by selling shareholders. Net proceeds (after expenses) of $34.1 million were used to retire debt. On May 11, 1998, the Company notified holders of its outstanding warrants to purchase shares of common stock that it was exercising its option to repurchase such warrants for $1.00 each. In June 1998, as a result of such notification, warrants representing 471,380 shares of common stock were exercised for an aggregate warrant purchase price of $11.8 million. On July 17, 1998 the Company filed a shelf registration statement with the Securities and Exchange Commission which allows the Company to issue up to $250 million in debt and equity securities from time to time in the future. The registration statement became effective July 28, 1998. As of June 30, 1999, there have been no securities issued under this registration statement. At June 30, 1999, accrued dividends on adjusting rate preferred stock totaled $.6 million, or $.525 per share, and were paid on July 15, 1999. A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   ------------------
                                                          1999       1998       1999      1998
                                                        ---------   -------   --------   -------
Net earnings (loss) to common shareholders............  $(44,523)   $6,109    $(46,667)  $10,390
                                                        ========    ======    ========   =======
Weighted average common shares outstanding -- basic...     8,299     7,243       8,294     6,889
Effect of dilutive securities:
  Assumed exercise of stock options...................        --        78          --        76
  Assumed exercise of warrants........................        --        80          --        80
                                                        --------    ------    --------   -------
Weighted average common shares
  outstanding -- diluted..............................     8,299     7,401       8,294     7,045
                                                        ========    ======    ========   =======
Earnings (loss) before accounting change per common
  share -- basic......................................  $  (5.36)   $ 0.84    $  (5.53)  $  1.51
Earnings (loss) before accounting change per common
  share -- diluted....................................  $  (5.36)   $ 0.83    $  (5.53)  $  1.47
Cumulative effect of accounting change -- basic.......  $     --    $   --    $  (0.10)  $    --
Cumulative effect of accounting change -- diluted.....  $     --    $   --    $  (0.10)  $    --
Net earnings (loss) per common share -- basic.........  $  (5.36)   $ 0.84    $  (5.63)  $  1.51
Net earnings (loss) per common share -- diluted.......  $  (5.36)   $ 0.83    $  (5.63)  $  1.47

(9) INCOME TAXES

     Federal income taxes are provided at a 35% rate. Net operating loss carry forwards ("NOLs") are available to FirstCity and are recognized as an offset to the provision in the period during which the benefit is realized. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit in the next three to four year period. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly earnings. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic financial statements. The Company's analysis for the quarter ended June 30, 1999 resulted in an increase in the valuation allowance of $5 million. Additional events could occur in the future, and would impact the quarterly recognition of the Company's estimate of the required valuation allowance associated with its NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(10) COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

     The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At June 30, 1999, advances of $.7 million had been made under the obligation.

(11) MORTGAGE BANKING OPERATIONS

     Over the past nine months, the Company explored numerous strategic alternatives regarding its mortgage banking operations, which is comprised of FirstCity Financial Mortgage Corporation and subsidiaries ("Mortgage Corp.") and FirstCity Capital Corporation ("Capital Corp."). Alternatives explored included obtaining a joint venture partner, new funding sources and/or sale or liquidation of the businesses. Ultimately, the Company made the decision that the operations of the mortgage segment do not fit the Company's long-term strategy. As a result, the Company engaged independent advisory firms subsequent to quarter end to assist with the sale of Mortgage Corp. and Capital Corp. The due diligence process by prospective buyers has already begun at Mortgage Corp. There can be no assurance that a satisfactory contract to sell either entity will be received. To date, an exit plan has not been adopted. Accordingly, other options, including liquidation, may be required in the future.

     In the second quarter of 1999, the mortgage operations operating loss was $41.4 million, comprised of a $6.6 million loss on sale of FHA/VA buyout assets (netted against gain on sale of mortgage loans), an $11.3 million loss on sale of mortgage servicing rights (including the provision for valuation of mortgage servicing rights), $8.1 million in operating losses at Mortgage Corp., $9.1 million in writeoffs and reserves, including $1.8 million of goodwill related to the 1997 acquisition of a commercial mortgage origination platform (included in other expense), and a $1.4 million impairment in Home Equity residuals.

(12) LIQUIDITY AND CAPITAL RESOURCES

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

     In August, the Company completed the extension and renewal of its working capital revolving line of credit with its revolving lenders ("Revolving Lenders") in the amount of $93 million. In consideration of the additional funding provided under the revolving line of credit, warrants for the purchase of 250,000 shares of the Company's common stock were issued which are exercisable over a ten year period at a strike price equal to the average closing price for the Company's common stock for the month of August 1999. This renewed facility includes a sub-line for FirstCity Consumer Lending ("Consumer") and matures June 30, 2000. This facility requires the approval of the lenders prior to payment of common and preferred dividends.

     Previously, the Company announced that certain trigger and termination events had occurred under the agreements with its credit enhancement provider on the Consumer residual assets and the Consumer warehouse facility. The credit enhancement provider has given the Company a waiver until September 15, 1999, of the trigger and termination events subject to the following conditions: (1) all excess cash flows

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES payable to affiliates of Consumer under the securitizations will be escrowed by the credit provider, (2) advances under the warehouse line will be reduced from 79.5% to 77% of the principal balances of the loans funded with total fundings under the line limited to $11,500,000 for the thirty day period, (3) the Corporate revolving lenders must agree to waive the default under the revolving loan agreement related to the trigger event for a thirty day period, (4) the Company and its subsidiaries will be required to cross-collateralize the securitizations wrapped by the credit provider, (5) the servicing agreements related to the wrapped securitizations will be made subject to thirty day renewal periods. Additionally, these trigger events were events of default under a $4.3 million credit facility secured by certain automobile residual assets. The Company is currently working with this lender to waive such defaults.

     Mortgage Corp. is currently in default on a payment in the approximate amount of $5 million on a $14 million gestation facility and is working with the lender to cure such defaults. As a result of this payment default and the net worth of Harbor Financial Mortgage Corporation, Mortgage Corp. is in default of its covenants contained in the $500 million warehouse facility. These defaults also create defaults in Mortgage Corp's other credit facilities. Mortgage Corp. is currently working with the syndicate lenders to receive waivers of these defaults. If such waivers or cures are not obtained, funding under Mortgage Corp's warehouse facilities could be halted. The Company's revolving credit facility provides that the defaults by Mortgage do not constitute a default under the Company's revolving credit facility unless they are not cured or waived on or before September 15, 1999. In the event these defaults are not waived or cured by September 15, 1999, they could have an adverse impact on the Company's liquidity.

     As described above, the Company has recently engaged independent advisory firms to assist with the sale of Mortgage Corp. and Capital Corp. Assuming the Company sells or liquidates its mortgage segment, and is able to cure or obtain waivers of the defaults in its loan facilities described above, the Company believes that the liquidity provided by its revolving credit facility, funding from senior lenders in Acquisition Partnership investments, direct portfolio investments and business acquisitions, securitizations of loans made by Consumer, and other revenue generated by Consumer and Commercial Corp. will be adequate to fund the Company's contemplated activities and liquidity needs. In addition, the Company believes that after it has exited the mortgage business that it will be able to raise capital through public debt equity offerings (subject to limitations related to the preservation of the Company's NOLS).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a diversified financial services company engaged in residential and commercial mortgage banking ("Mortgage Banking"), Portfolio Asset acquisition and resolution ("Commercial Corp.") and consumer lending ("Consumer Corp."). The mortgage banking business involves the origination, acquisition and servicing of residential and commercial mortgage loans and the subsequent warehousing, sale or securitization of such loans through various public and private secondary markets. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to Face Value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries. The consumer lending business involves the acquisition, origination, warehousing, securitization and servicing of consumer receivables. The Company's current consumer lending operations are focused on the acquisition of sub-prime automobile receivables.

     The Company posted a loss of $43.9 million for the quarter ended June 30, 1999 and $45.4 million for the year-to-date. After dividends on the preferred stock, the loss was $44.5 million or $5.36 per common share on a fully diluted basis for the quarter and $46.7 million or $5.63 per common share on a fully diluted basis year-to-date.

     Over the past nine months, the Company explored numerous strategic alternatives regarding its mortgage banking operations, which are comprised of FirstCity Financial Mortgage Corporation and subsidiaries ("Mortgage Corp.") and FirstCity Capital Corporation ("Capital Corp."). Alternatives explored included obtaining a joint venture partner, new funding sources and/or sale or liquidation of the business. Ultimately, the Company made a decision that the operations of the mortgage segment do not fit the Company's long-term strategy. As a result, the Company engaged independent advisory firms to assist with the sale of Mortgage Corp. and Capital Corp. The due diligence process by prospective buyers has already begun at Mortgage Corp. There can be no assurance that a satisfactory contract to sell either entity will be received. To date, an exit plan has not been adopted. Accordingly, other options, including liquidation, may be required in the future.

     The major factors contributing to the second quarter loss were (dollars in thousands):

Loss on the sale of FHA/VA buyout assets (reduces gain on
  sale of mortgage loans)...................................  $ 6,630
Loss on sale of mortgage servicing rights (includes
  provision for valuation of mortgage servicing rights).....   11,329
Operating losses at Mortgage................................    8,085
Write-offs and reserves at Mortgage including goodwill
  (included in other expense)...............................    9,107
Impairment in NAF originated Auto Receivable residuals......    1,990
Impairment in Home Equity residuals.........................    1,363
An increase in the valuation allowance of the deferred tax
  asset.....................................................    5,000

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

ANALYSIS OF REVENUES AND EXPENSES

     The following table summarizes the revenues and expenses of each of the Company's business lines and presents the operating contribution (loss) of each business.

                       ANALYSIS OF REVENUES AND EXPENSES
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               SIX MONTHS ENDED
                                                    SECOND       SECOND            JUNE 30,
                                                   QUARTER      QUARTER     -----------------------
                                                     1999         1998         1999         1998
                                                  ----------   ----------   ----------   ----------
MORTGAGE BANKING:
  Revenues:
     Gain on sale of mortgage and other loans...  $13,233....  $   28,303   $   39,874   $   48,572
     Net mortgage warehouse income..............       3,529        2,395        9,486        4,117
     Loss on sale of mortgage servicing
       rights...................................      (6,298)          --       (8,693)          --
     Servicing fees.............................       4,227        5,588       10,370       10,282
     Other......................................       2,562        1,552        5,245        3,556
                                                  ----------   ----------   ----------   ----------
          Total.................................      17,253       37,838       56,282       66,527
  Expenses:
     Salaries and benefits......................      23,232       17,216       45,128       30,151
     Amortization of mortgage servicing
       rights...................................       2,431        4,126        7,154        7,302
     Provision for loan losses and residual
       interests................................       1,658           75        1,708           75
     Provision for valuation of mortgage
       servicing rights.........................       4,638          500        2,294          500
     Interest on notes payables.................       1,750          486        3,778          987
     Occupancy, data processing, communication
       and other................................      24,926        9,335       36,903       17,439
                                                  ----------   ----------   ----------   ----------
          Total.................................      58,635       31,738       96,965       56,454
                                                  ----------   ----------   ----------   ----------
  Operating contribution (loss) before direct
     taxes......................................  $  (41,382)  $    6,100   $  (40,683)  $   10,073
                                                  ==========   ==========   ==========   ==========
  Operating contribution (loss), net of direct
     taxes......................................  $  (41,382)  $    6,100   $  (40,683)  $    9,984
                                                  ==========   ==========   ==========   ==========
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Gain on resolution of Portfolio Assets.....  $      745   $    2,839   $    2,047   $    5,936
     Equity in earnings of Acquisition
       Partnerships and Servicing Entities......       2,798        1,523        5,442        4,737
     Servicing fees.............................         779          666        1,757        1,395
     Other......................................         719          512        2,009        2,510
                                                  ----------   ----------   ----------   ----------
          Total.................................       5,041        5,540       11,255       14,578
  Expenses:
     Salaries and benefits......................         613        1,100        2,034        2,267
     Interest on notes payable..................       1,038        1,336        2,090        2,812
     Asset level expenses, occupancy, data
       processing and other.....................       1,598        1,886        3,144        4,098
                                                  ----------   ----------   ----------   ----------
          Total.................................       3,249        4,322        7,268        9,177
                                                  ----------   ----------   ----------   ----------
  Operating contribution before direct taxes....  $    1,792   $    1,218   $    3,987   $    5,401
                                                  ==========   ==========   ==========   ==========
  Operating contribution, net of direct taxes...  $    1,782   $    1,223   $    3,958   $    5,392
                                                  ==========   ==========   ==========   ==========

                                                                               SIX MONTHS ENDED
                                                    SECOND       SECOND            JUNE 30,
                                                   QUARTER      QUARTER     -----------------------
                                                     1999         1998         1999         1998
                                                  ----------   ----------   ----------   ----------
CONSUMER LENDING:
  Revenues:
     Gain on sale of automobile loans...........  $    6,445   $    2,434   $    6,445   $    2,434
     Interest income............................       3,445        2,659        6,850        5,225
     Servicing fees and other...................       1,426          653        2,590        1,043
                                                  ----------   ----------   ----------   ----------
          Total.................................      11,316        5,746       15,885        8,702
  Expenses:
     Salaries and benefits......................       1,667        1,292        3,200        2,404
     Provision for loan losses and residual
       interests................................       1,939          500        1,962        2,852
     Interest on notes payable..................         736          939        1,403        1,819
     Occupancy, data processing and other.......       3,001        1,658        5,097        2,765
                                                  ----------   ----------   ----------   ----------
          Total.................................       7,343        4,389       11,662        9,840
                                                  ----------   ----------   ----------   ----------
  Operating contribution (loss) before direct
     taxes......................................  $    3,973   $    1,357   $    4,223   $   (1,138)
                                                  ==========   ==========   ==========   ==========
  Operating contribution (loss), net of direct
     taxes......................................  $    3,973   $    1,357   $    4,223   $   (1,138)
                                                  ==========   ==========   ==========   ==========
          Total operating contribution (loss),
            net of direct taxes.................  $  (35,627)  $    8,680   $  (32,502)  $   14,238
                                                  ==========   ==========   ==========   ==========
CORPORATE OVERHEAD:
  Corporate interest expense, salaries and
     benefits, occupancy, professional and other
     income and expenses, net...................  $   (3,254)  $   (1,806)  $   (7,878)  $   (2,318)
  Deferred tax benefit (provision) from NOLs....      (5,000)         750       (5,003)       1,500
                                                  ----------   ----------   ----------   ----------
     Net earnings (loss)........................     (43,881)       7,624      (45,383)      13,420
     Preferred dividends........................        (642)      (1,515)      (1,284)      (3,030)
                                                  ----------   ----------   ----------   ----------
          Net earnings (loss) to common
            shareholders........................  $  (44,523)  $    6,109   $  (46,667)  $   10,390
                                                  ==========   ==========   ==========   ==========
SHARE DATA:
  Earnings (loss) before accounting change per
     common share -- basic......................  $    (5.36)  $     0.84   $    (5.53)  $     1.51
  Earnings (loss) before accounting change per
     common share -- diluted....................  $    (5.36)  $     0.83   $    (5.53)  $     1.47
  Cumulative effect of accounting
     change -- basic............................  $       --   $       --   $    (0.10)  $       --
  Cumulative effect of accounting
     change -- diluted..........................  $       --   $       --   $    (0.10)  $       --
  Net earnings (loss) per common
     share -- basic.............................  $    (5.36)  $     0.84   $    (5.63)  $     1.51
  Net earnings (loss) per common
     share -- diluted...........................  $    (5.36)  $     0.83   $    (5.63)  $     1.47
  Weighted average common shares outstanding --
     basic......................................       8,299        7,243        8,294        6,889
  Weighted average common shares outstanding --
     diluted....................................       8,299        7,401        8,294        7,045
ORIGINATION AND OTHER FINANCIAL DATA:
  Mortgage Corp.:
     Origination of residential mortgage loans:
       Conventional.............................  $1,031,658   $1,584,727   $2,463,453   $2,945,592
       Agency...................................     460,537      377,364    1,057,774      708,592
       Home equity..............................      53,062       89,022      115,406      147,284
       Other....................................      18,551       37,075       48,979       56,987
                                                  ----------   ----------   ----------   ----------
          Total.................................  $1,563,808   $2,088,188   $3,685,612   $3,858,455
                                                  ==========   ==========   ==========   ==========

                                                                               SIX MONTHS ENDED
                                                    SECOND       SECOND            JUNE 30,
                                                   QUARTER      QUARTER     -----------------------
                                                     1999         1998         1999         1998
                                                  ----------   ----------   ----------   ----------
     Origination of commercial mortgage loans:
       Correspondent............................  $   91,725   $   67,985   $  214,353   $  181,250
       Construction.............................       6,724       12,767       24,786       28,363
                                                  ----------   ----------   ----------   ----------
          Total.................................  $   98,449   $   80,752   $  239,139   $  209,613
                                                  ==========   ==========   ==========   ==========
  Capital Corp.:
     Acquisition of Home Equity Loans...........  $   46,908   $   69,312   $  146,648   $  105,728
  Commercial Corp.:
     Aggregate purchase price of assets
       acquired.................................  $   58,017   $   17,869   $   67,996   $   69,840
     Proceeds from resolution...................      43,590       43,126       78,202      117,660
  Consumer Corp.:
     Aggregate acquisition of automobile and
       other consumer receivables...............  $   55,008   $   33,250   $  108,744   $   67,061

MORTGAGE BANKING

     The Company continued its efforts to "right-size" Mortgage Corp. Additional sales of mortgage servicing rights occurred, including bulk sales totaling $1.1 billion and flow sales totaling $1.6 billion. Losses of $11.3 million were recognized as a result of such sales. Additionally, Mortgage Corp. must incur the cost to subservice the loans for the period between sale date and delivery date, which averages approximately 90 days. At quarter end, Mortgage Corp. was subservicing $4.5 billion, down from $5.1 billion at the end of the first quarter.

     Additionally, Mortgage Corp. was able to sell or close the majority of its retail origination offices during the quarter, with a nominal gain realized on the sales. Such offices generated operating losses of $1.2 million for the quarter and $2.9 million year-to-date. Sales and closings of such offices and other reductions resulted in a decrease of personnel in the mortgage operations. This action allowed Mortgage Corp. to focus its originations solely from the broker retail network at New America. Originations for the second quarter of $1.7 billion dropped by 24% from the first quarter of 1999. The decrease resulted from the elimination of the retail origination offices, as well as, a significant rise in interest rates during the quarter. Monthly broker retail production for the months of April, May and June were $544, $429 and $437 million, respectively.

     During the second quarter Capital had originations of $46.9 million of home equity loans, down from $100 million during the first quarter of 1999. Such decrease is consistent with the Company's planned reduction in the level of capital commitment to the mortgage business, as previously announced by the Company at the end of the first quarter. At quarter end, the Capital held $184 million of home equity loans in inventory, and $23 million in home equity residuals. No securitization transaction was planned or completed during the quarter.

     The following table presents selected information regarding the revenues and expenses of the Company's mortgage banking business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                MORTGAGE BANKING
                             (DOLLARS IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                 SECOND       SECOND            JUNE 30,
                                                QUARTER      QUARTER     -----------------------
                                                  1999         1998         1999         1998
                                               ----------   ----------   ----------   ----------
WAREHOUSE INVENTORY:
  Average inventory balance..................  $  809,869   $1,103,779   $  919,391   $  907,195
  Net mortgage warehouse income:
     Dollar amount...........................       3,529        2,395        9,486        4,117
     Annualized percentage of average
       inventory balance.....................        1.74%        0.87%        2.06%        0.91%
GAIN ON SALE OF MORTGAGE LOANS:
  Gain on sale of mortgage loans as a
     percentage of loans sold:
     Residential.............................        0.55%        1.15%        0.81%        1.26%
     Home Equity.............................        1.14%        4.43%        1.55%        4.59%
     Securitized Home Equity.................          --         1.24%          --         1.24%
SERVICING REVENUES:
  Average servicing portfolios:
     Residential.............................  $2,483,094   $5,621,502   $4,166,526   $5,119,061
     Commercial..............................   1,369,427    1,388,470    1,376,720    1,433,898
     Sub-serviced............................   5,085,168    1,099,795    4,936,430      960,261
  Servicing fees:
     Residential.............................  $    3,748   $    5,123   $    9,279   $    9,407
     Commercial..............................         196          247          457          485
     Sub-serviced............................         283          218          634          390
                                               ----------   ----------   ----------   ----------
          Total..............................  $    4,227   $    5,588   $   10,370   $   10,282
  Annualized servicing fee percentage:
     Residential.............................        0.60%        0.36%        0.45%        0.37%
     Commercial..............................        0.06%        0.07%        0.07%        0.07%
     Sub-serviced............................        0.02%        0.08%        0.03%        0.08%
  Loss on sale of servicing rights...........  $    6,298   $       --   $    8,693   $       --
  Amortization of servicing rights:
     Servicing rights amortization...........  $    2,431   $    4,126   $    7,154   $    7,302
     Servicing rights amortization as a
       percentage of average residential
       servicing portfolio (annualized)......        0.39%        0.29%        0.34%        0.29%
PERSONNEL:
  Personnel expense..........................  $   23,232   $   17,216   $   45,128   $   30,151
  Number of personnel (at period end):
     Production..............................         232          511
     Servicing...............................         302          146
     Other...................................         576          710
                                               ----------   ----------
          Total..............................       1,110        1,367
                                               ==========   ==========

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     Commercial Corp. acquired assets of $58 million during the quarter comprised of one French portfolio and five domestic portfolios. Collections during the quarter totaled $43.6 million. Collections and returns achieved on assets acquired in France and Mexico continue to exceed expectations. Commercial Corp. also acquired an interest in the French entity that performs the servicing on the French portfolios. This move is expected to solidify Commercial Corp.'s servicing relationship in France.

     Additionally, Japan's Minister of Finance approved the servicing license for Commercial Corp.'s Japanese joint venture, which should facilitate increased portfolio acquisition activity in the future. Commercial Corp. also made its first bid in Korea. Although unsuccessful, this represents an entrance, with a significant New York based capital partner, into a promising market.

     The following table presents selected information regarding the revenues and expenses of Commercial Corp.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                   PORTFOLIO ASSET ACQUISITION AND RESOLUTION
                             (DOLLARS IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                         SECOND    SECOND        JUNE 30,
                                                         QUARTER   QUARTER   -----------------
                                                          1999      1998      1999      1998
                                                         -------   -------   -------   -------
GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
  Average investment:
     Nonperforming Portfolios..........................  $29,319   $42,201   $31,074   $46,005
     Performing Portfolios.............................   15,554    13,177    19,166    14,956
     Real estate Portfolios............................   10,372    17,639    10,851    18,053
  Gain on resolution of Portfolio Assets:
  Nonperforming Portfolios.............................  $   545   $ 1,626   $ 1,439   $ 3,889
     Performing Portfolios.............................       --        --        --       299
     Real estate Portfolios............................      200     1,213       608     1,748
                                                         -------   -------   -------   -------
          Total........................................  $   745   $ 2,839   $ 2,047   $ 5,936
                                                         =======   =======   =======   =======
  Interest income on performing Portfolios.............  $   599   $   455   $ 1,487   $ 1,186
  Gross profit percentage on resolution of Portfolio
     Assets:
     Nonperforming Portfolios..........................    11.66%    20.37%    17.25%    21.97%
       Performing Portfolios...........................       --        --        --      7.99%
       Real estate Portfolios..........................    14.45%    22.26%    22.69%    20.35%
       Weighted average gross profit percentage........    12.31%    21.74%    18.58%    19.77%
       Interest yield on performing Portfolios
          (annualized).................................    15.40%    13.81%    15.52%    15.86%
SERVICING FEE REVENUES:
       Acquisition partnerships........................  $   760   $   648   $ 1,693   $ 1,308
       Affiliates......................................       19        18        64        87
                                                         -------   -------   -------   -------
          Total........................................  $   779   $   666   $ 1,757   $ 1,395
                                                         =======   =======   =======   =======
PERSONNEL:
  Personnel expenses...................................  $   613   $ 1,100   $ 2,034   $ 2,267
  Number of personnel (at period end):
     Production........................................       10        11
     Servicing.........................................       63        70
                                                         -------   -------
          Total........................................       73        81
                                                         =======   =======
INTEREST EXPENSE:
          Average debt.................................  $56,012   $70,641   $58,664   $73,589
          Interest expense.............................    1,038     1,336     2,090     2,812
          Average yield (annualized)...................     7.41%     7.56%     7.13%     7.64%

     The following chart presents selected information regarding the revenues and expenses of the Acquisition Partnerships.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                            ACQUISITION PARTNERSHIPS
                             (DOLLARS IN THOUSANDS)

                                                                              SIX MONTHS ENDED
                                                          SECOND    SECOND        JUNE 30,
                                                          QUARTER   QUARTER   -----------------
                                                           1999      1998      1999      1998
                                                          -------   -------   -------   -------
REVENUES:
  Gain on resolution of Portfolio Assets................  $13,626   $9,110    $24,357   $27,643
  Gross profit percentage on resolution of Portfolio
     Assets.............................................    36.30%   30.30%     36.25%    31.55%
  Interest income.......................................  $ 3,248   $2,169    $ 6,584   $ 4,622
  Other interest income.................................      978      163      1,139       333
INTEREST EXPENSE:
  Interest expense......................................  $ 2,703   $3,016    $ 5,855   $ 6,957
  Average yield (annualized)............................    10.50%    7.03%      9.24%     7.04%
OTHER EXPENSES:
  Servicing fees........................................  $ 1,071   $1,364    $ 2,509   $ 2,785
  Legal.................................................      662      577      1,219       985
  Property protection...................................      645      958      2,030     1,994
  Other.................................................    2,774    1,667      4,087     6,895
                                                          -------   ------    -------   -------
          Total other expenses..........................    5,152    4,566      9,845    12,659
                                                          -------   ------    -------   -------
          Net earnings..................................  $ 9,997   $3,860    $16,380   $12,982
                                                          =======   ======    =======   =======

CONSUMER LENDING

     Consumer Corp. continued to perform as expected. In April, Consumer Corp. completed a planned securitization of $55.8 million of auto receivables resulting in a gain of $6.4 million. The loans purchased during the quarter were purchased at an average discount to face value of 13.8% and carry a weighted average coupon in excess of 19%. The defaults to date on assets acquired through June 30, 1999 have totaled 8.7% of the total loans acquired. Actual losses on these defaults have totaled 3.3% of the original loan balances at the time of default. Delinquencies at quarter-end were 5.8% of the total serviced portfolio of FirstCity Funding Corp. acquired loans. At the end of the quarter Consumer Corp.'s balance sheet reflected $45 million of auto finance residuals. FirstCity Funding Corp. originated $36 million of these residuals with the remainder originated by NAF, the discontinued auto finance platform.

     The following chart presents selected information regarding the revenues and expenses of Consumer Corp.'s consumer lending business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                CONSUMER LENDING
                             (DOLLARS IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                      SECOND     SECOND          JUNE 30,
                                                      QUARTER    QUARTER    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
INTEREST INCOME:
  Average loans and investments:
     Auto...........................................  $32,556    $45,697    $32,597    $51,085
     Investments....................................   46,480     22,677     45,430     18,278
  Interest income:
     Auto...........................................  $ 1,900    $ 2,221    $ 3,898    $ 4,470
     Investments....................................    1,435        392      2,703        689
  Average yield (annualized):
     Auto...........................................    23.34%     19.44%     23.92%     17.50%
     Investments....................................    12.35%      6.91%     11.90%      7.54%
SERVICING FEE REVENUES..............................  $ 1,386    $   584    $ 2,521    $   968
PERSONNEL:
  Personnel expenses................................  $ 1,667    $ 1,292    $ 3,200    $ 2,404
  Number of personnel (at period end):
     Production.....................................      130         67
     Servicing......................................      122         97
                                                      -------    -------
          Total.....................................      252        164
                                                      =======    =======
INTEREST EXPENSE:
       Average debt.................................  $43,678    $41,521    $38,418    $41,158
       Interest expense.............................      736        939      1,403      1,819
       Average yield (annualized)...................     6.74%      9.05%      7.30%      8.84%

BENEFIT (PROVISION) FOR INCOME TAXES

     The Company has substantial federal NOLs, which can be used to offset the tax liability associated with the Company's pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit in the next three to four year period. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly earnings. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic financial statements. The Company's analysis for the quarter ended June 30, 1999 resulted in an increase in the valuation allowance of $5 million. Additional events could occur in the future, and would impact the quarterly recognition of the Company's estimate of the required valuation allowance associated with its NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

     The Company reported a net loss of $43.9 million (including a deferred tax provision of $5.0 million) in 1999 compared to earnings of $7.6 million in 1998 (including a $0.8 million deferred tax benefit from NOLs). Net loss to common shareholders was $44.5 million in 1999 compared to earnings of $6.1 million in 1998. On a per share basis, basic net loss attributable to common shareholders was $5.36 in 1999 compared to earnings of $.84 in 1998. Diluted net loss per common share was $5.36 in 1999 compared to earnings of $.83 in 1998.

  Mortgage Banking

     Gain on sale of mortgage loans. Gain on sale of mortgage loans decreased by 53% to $13.2 million in 1999 from $28.3 million in 1998. Although loan sales were flat, the percentage gain declined from 1.23% in 1998 to 0.57% in 1999 because of increases in interest rates during the quarter and a $6.6 million loss on sale of FHA/VA buyout assets.

     Net mortgage warehouse income. Net mortgage warehouse income increased by 47% to $3.5 million in 1999 from $2.4 million in 1998. This is the result of a significant increase in the spread between the interest rate on the underlying mortgages and the interest cost of the warehouse credit facility.

     Servicing fee revenues. Servicing fee revenues decreased by 24% to $4.2 million in 1999 from $5.6 million in 1998 as a result of a decrease in the size of the owned residential servicing portfolio.

     Other revenues. A $6.3 million loss on sale of mortgage servicing rights was realized in the second quarter. Other revenues increased by 65% to $2.6 million in 1999 from $1.6 million in 1998 because of an increase in interest income.

     Operating expenses. Operating expenses of Mortgage Corp. increased by 85% to $58.7 million in 1999 from $31.7 million in 1998 primarily as a result of significant increases in the provision for mortgage servicing rights, personnel and other costs.

     Salaries and benefits increased by $6.0 million or 35% in 1999 reflecting a growth in the platform from 1998. During the quarter, the majority of the retail production offices were sold or closed.

     Amortization of mortgage servicing rights decreased by $1.7 million or 41% in 1999 as a result of the Company's strategy to reduce investment in servicing rights.

     A provision of $4.6 million for valuation of mortgage servicing rights was recorded during the second quarter 1999.

     Interest on notes payable (the portion not associated with Mortgage Corp.'s warehouse credit facility) increased by $1.3 million or 260% due to higher working capital borrowings during 1999.

     Occupancy expense increased by $.8 million or 22% in 1999 as the result of the opening or acquisition of several new offices in 1998 in the Broker Retail and Direct Retail networks. Increases in data processing, communication and other expenses in 1999 resulted primarily from $9.1 million for the write down of assets deemed to be uncollectible and reserves for potential losses on assets and $8.1 million of charges relating to the closing of retail offices.

  Portfolio Asset Acquisition and Resolution

     Commercial Corp. purchased $58.2 million of Portfolio Assets during 1999 for its own account and through the Acquisition Partnerships compared to $17.9 million in acquisitions in 1998. Commercial Corp.'s quarter end investment in Portfolio Assets decreased to $48.2 million in 1999 from $68.5 million in 1998.

Commercial Corp. invested $4.5 million in equity in Portfolio Assets in 1999 compared to $8.4 million in 1998.

     Net gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets decreased by 54% to $6.1 million in 1999 from $13.1 million in 1998. The net gain on resolution of Portfolio Assets decreased by 74% to $.7 million in 1999 from $2.8 million in 1998 as the result of lower collections and a lower gross profit percentage. The gross profit percentage on the resolution of Portfolio Assets in 1999 was 12.3% as compared to 21.7% in 1998.

     Equity in earnings of Acquisition Partnerships. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships increased by 25% to $37.5 million in 1999 from $30.1 million in 1998 and the gross profit percentage increased to 36.3% in 1999 from 30.3% in 1998. Interest income rose $1.9 million. Other expenses of the Acquisition Partnerships increased by $.6 million in 1999 generally reflecting costs associated with the resolution of Portfolio Assets in Mexico which generated proceeds of $1.5 million. The net result was an overall increase in the net income of the Acquisition Partnerships of 159% to $10.0 million in 1999 from $3.9 million in 1998. As a result, Commercial Corp.'s equity earnings from Acquisition Partnerships increased by 84% to $2.8 million in 1999 from $1.5 million in 1998.

     Servicing fee revenues. Servicing fees increased by 17% to $.8 million in 1999 from $.7 million in 1998 primarily as a result of collections from the acquisition partnership in Mexico formed at year-end 1998.

     Other revenues. Other revenues increased by 40% to $.7 million in 1999 compared to $.5 million in 1998 principally as a result of higher interest income.

     Operating expenses. Operating expenses declined by 25% to $3.2 million in 1999 from $4.3 million in 1998 primarily as a result of reduced personnel and interest expense.

     Salaries and benefits decreased by $.5 million or 44% in 1999 as a result of staff reductions during the quarter.

     Interest on notes payable declined $.3 million or 22% due to overall lower cost of funds and lower debt levels.

     Asset level expenses, occupancy, data processing and other expenses decreased by 15% to $1.6 million in 1999 from $1.9 million in 1998 as a result of lower investments in Portfolio Assets and the consolidation of servicing offices in 1999.

  Consumer Lending

     Gain on sale of automobile loans. Consumer Corp. sold $55.8 million of automobile loans in the second quarter and realized a gain of $6.4 million.

     Interest and other income. Interest income increased by 30% to $3.4 million in 1999 from $2.7 million in 1998, reflecting increased levels of loan origination activity and an increase in the average balance of aggregate loans and investments held by Consumer Corp. during 1999. Other income increased $.8 million or 118% due to increased service fee revenue from securitization trusts.

     Interest expense. Interest expense decreased by 22% to $.7 million in 1999 from $.9 million in 1998 as a result of lower funding rates.

     Operating expenses. Operating expenses increased by 67% to $7.3 million in 1999 from $4.4 million in 1998 primarily as a result of a significant increase in the provision for impairment on residual interests and increased operating activity.

     Provision for impairment on residual interest increased by $2.0 million from 1998 as a result of increased losses in NAF originated Auto Receivable residuals.

     Salaries and benefits increased by $.4 million or 29% and other expenses increased $1.3 million or 81% as a result of the increased levels of operating activity.

  Other Items Affecting Net Earnings

     The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

     Corporate overhead. Company level interest expense increased by 251% to $1.9 million in 1999 from $.5 million in 1998 as a result of higher volumes of debt associated with the equity required to purchase Portfolio Assets, equity interests in Acquisition Partnerships and capital support to operating subsidiaries. Salaries and benefits decreased 60% to $.3 million in 1999. Loan fees and professional fees account for the majority of the $.2 million increase in other overhead expenses, which increased due to higher borrowings and other costs associated with outsourcing projects related to the Company's year 2000 initiative and other operational reviews. Additionally, during the second quarter of 1998 the Company recognized $.4 million of deferred premium income related to the redemption of Special Preferred Stock.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded a deferred tax provision from NOLs of $5.0 million in 1999 as compared to a benefit of $.8 million in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     The Company reported a net loss of $45.4 million in 1999 (including a deferred tax provision of $5.0 million) compared to earnings of $13.4 million in 1998 (including a $1.5 million deferred tax benefit from NOLs). Net loss to common shareholders was $46.7 million in 1999 compared to earnings of $10.4 million in 1998. On a per share basis, basic net loss attributable to common shareholders was $5.63 in 1999 compared to earnings of $1.51 in 1998. Diluted net loss per common share was $5.63 in 1999 compared to earnings of $1.47 in 1998. An accounting change related to SOP 98-5 resulted in a loss of $.8 million in the first six months of 1999 or $0.10 per share.

  Mortgage Banking

     Gain on sale of mortgage loans. Gain on sale of mortgage loans decreased by 18% to $39.9 million in 1999 from $48.6 million in 1998. Although loan sales increased from $3.6 billion in 1998 to $4.8 billion in 1999, the percentage gain declined from 1.35% in 1998 to 0.84% in 1999 because of a $6.6 million loss on sale of FHA/VA buyout assets.

     Net mortgage warehouse income. Net mortgage warehouse income increased by 130% to $9.5 million in 1999 from $4.1 million in 1998. This is the result of a significant increase in the spread between the interest rate on the underlying mortgages and the interest cost of the warehouse credit facility.

     Servicing fee revenues. Servicing fee revenues were flat period to period.

     Other revenues. An $8.7 million loss on sale of mortgage servicing rights was realized in the first six months of 1999. Other revenues increased by 47% to $5.2 million in 1999 from $3.6 million in 1998 because of a boost in interest income.

     Operating expenses. Operating expenses of Mortgage Corp. increased by 72% to $97.0 million in 1999 from $56.5 million in 1998 primarily as a result of significant increases in the provision for mortgage servicing rights, personnel and other costs.

     Salaries and benefits increased by $15.0 million or 50% in 1999 reflecting a growth in the platform from 1998. During the period, the majority of the retail production offices were sold or closed.

     Amortization of mortgage servicing rights decreased as a result of the sale of mortgage servicing rights. Interest on notes payable (the portion not associated with Mortgage Corp.'s warehouse credit facility) increased due to higher working capital borrowings during 1999. A provision of $2.3 million for valuation of mortgaging servicing rights was recorded in the first six months of 1999.

     Occupancy expense increased by $2.1 million or 31% in 1999 as the result of the opening or acquisition of several new offices in 1998 in the Broker Retail and Direct Retail networks. Increases in data processing, communication and other expenses in 1999 resulted from $9.1 million for the write down of assets deemed to be uncollectible and reserves for potential losses on assets and $8.1 million of one-time charges relating to the closing of retail offices.

  Portfolio Asset Acquisition and Resolution

     Commercial Corp. purchased $68.0 million of Portfolio Assets during 1999 for its own account and through the Acquisition Partnerships compared to $69.8 million in acquisitions in 1998. Commercial Corp.'s quarter end investment in Portfolio Assets decreased to $48.2 million in 1999 from $68.5 million in 1998. Commercial Corp. invested $7.0 million in equity in Portfolio Assets in 1999 compared to $17.1 million in 1998.

     Net gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets decreased by 63% to $11.0 million in 1999 from $30.0 million in 1998. The net gain on resolution of Portfolio Assets decreased by 66% to $2.0 million in 1999 from $5.9 million in 1998 as the result of lower collections. The gross profit percentage on the resolution of Portfolio Assets in 1999 was 18.6% as compared to 19.8% in 1998.

     Equity in earnings of Acquisition Partnerships. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships decreased by 23% to $67.2 million in 1999 from $87.6 million in 1998 while the gross profit percentage increased to 36.3% in 1999 from 31.6% in 1998. Interest income rose $2.0 million in 1999. Other expenses of the Acquisition Partnerships decreased by $2.8 million in 1999 generally reflecting costs associated with the resolution of Portfolio Assets in Europe which generated proceeds of $37.4 million. The net result was an overall increase in the net income of the Acquisition Partnerships of 26% to $16.4 million in 1999 from $13.0 million in 1998. As a result, Commercial Corp.'s equity earnings from Acquisition Partnerships increased by 15% to $5.4 million in 1999 from $4.7 million in 1998.

     Servicing fee revenues. Servicing fees increased by 26% to $1.8 million in 1999 from $1.4 million in 1998 primarily as a result of collections from the acquisition partnership in Mexico formed at year-end 1998.

     Other revenues. Other revenues decreased by 20% to $2.0 million in 1999 compared to $2.5 million in 1998 principally as a result of fewer acquisitions during the year (which would generate lower due diligence recovery income).

     Operating expenses. Operating expenses declined by 21% to $7.3 million in 1999 from $9.2 million in 1998 primarily as a result of reduced interest expense and lower asset level expenses.

     Salaries and benefits were relatively flat period to period.

     Interest on notes payable declined $.7 million or 26% due to overall lower cost of funds and lower debt levels.

     Asset level expenses, occupancy, data processing and other expenses decreased by 23% to $3.1 million in 1999 from $4.1 million in 1998 as a result of lower investments in Portfolio Assets and the consolidation of servicing offices in 1999.

  Consumer Lending

     Gain on sale of automobile loans. In the first six months of 1999, Consumer Corp. realized a gain of $6.4 million on the sale of automobile loans as compared to $2.4 million in 1998.

     Interest and other income. Interest income increased by 31% to $6.9 million in 1999 from $5.2 million in 1998, reflecting increased levels of loan origination activity and an increase in the average balance of aggregate loans and investments held by Consumer Corp. during 1999. Other income increased $1.5 million or 148% due to increased service fee revenue from securitization trusts.

     Interest expense. Interest expense decreased by 23% to $1.4 million in 1999 from $1.8 million in 1998 as a result of lower funding costs.

     Operating expenses. Operating expenses increased by 19% to $11.7 million in 1999 from $9.8 million in 1998 primarily as a result of increased operating activity.

     Provision for loan losses and impairment on residual interests decreased by $.9 million or 31% from 1998 as a result of a reduction in loan loss provision of $2.9 million when compared to 1998, offset by the provision on impairments on residual assets increased by $2.0 million over 1998.

     Salaries and benefits increased by $.8 million or 33% and other expenses increased $2.3 million or 84% as a result of the increased levels of operating activity.

  Other Items Affecting Net Earnings

     The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

     Corporate overhead. Company level interest expense increased by 238% to $3.7 million in 1999 from $1.1 million in 1998 as a result of higher volumes of debt associated with the equity required to purchase Portfolio Assets, equity interests in Acquisition Partnerships and capital support to operating subsidiaries. Salary and benefits decreased 22% to $1.3 million in 1999. Loan fees and professional fees account for the majority of the $1.1 million increase in other overhead expenses, which increased due to higher borrowings and other costs associated with outsourcing projects related to the Company's year 2000 initiative and other operational reviews, as well as a write-off of $.5 million of organization costs in accordance with SOP 98-5. Additionally, during the first six months of 1998 the Company recognized $1.7 million of deferred premium income related to the redemption of Special Preferred Stock.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded a deferred tax provision from NOLs of $5.0 million in 1999 as compared to a benefit of $1.5 million in 1998.

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

     The Company has completed the extension and renewal of its working capital revolving line of credit with its revolving lenders ("Revolving Lenders") in August 1999 in the amount of $93 million. In consideration of the additional funding provided under the revolving line of credit, warrants for the purchase of 250,000 shares of the Company's common stock were issued which are exercisable over a ten year period at a strike price equal to the average closing price for the Company's common stock for the month of August 1999. This renewed facility includes a sub-line for FirstCity Consumer Lending ("Consumer") and matures June 30, 2000. This facility requires the approval of the lenders prior to payment of common and preferred dividends.

     Previously, the Company announced that certain trigger and termination events had occurred under the agreements with its credit enhancement provider on the Consumer residual assets and the Consumer warehouse facility. The credit enhancement provider has given the Company a waiver until September 15, 1999, of the trigger and termination events subject to the following conditions: (1) all excess cash flows payable to affiliates of Consumer under the securitizations will be reserved by the credit enhancement provider, (2) advances under the warehouse line will be reduced from 79.5% to 77% of the principal balances of the loans funded with total fundings under the line limited to $11,500,000 for the thirty day period, (3) the Corporate revolving lenders must agree to waive the default under the revolving loan agreement related to the trigger event for a thirty day period, (4) the Company and its subsidiaries will be required to cross-collateralize the securitizations wrapped by the credit enhancement provider, (5) the servicing agreements related to the wrapped securitizations will be made subject to thirty day renewal periods. Additionally, these trigger events were events of default under a $4.3 million credit facility secured by certain automobile residual assets. The Company is currently working with this lender to waive such defaults.

     Mortgage Corp. is currently in default on a payment in the approximate amount of $5 million on a $14 million gestation facility and is working with the lender to cure such defaults. As a result of this payment default and the net worth of Harbor Financial Mortgage Corporation, Mortgage Corp. is in default of its covenants contained in the $500 million warehouse facility. These defaults also create defaults in Mortgage Corp.'s other credit facilities. Mortgage Corp. is currently working with the syndicate lenders to receive waivers of these defaults. If such waivers or cures are not obtained, funding under the Mortgage Corp. warehouse facilities could be halted. The Company's revolving credit facility provides that the defaults by Mortgage do not constitute a default under the Company's revolving credit facility unless they are not cured or waived on or before September 15, 1999. In the event these defaults are not waived or cured by September 15, 1999, they could have an adverse impact on the Company's liquidity.

     As described above, the Company has recently engaged independent advisory firms to assist with the sale of Mortgage Corp. and Capital Corp. Assuming the Company sells or liquidates its mortgage segment, and is able to cure or obtain waivers of the defaults in its loan facilities described above, the Company believes that the liquidity provided by its revolving credit facility, funding from senior lenders in Acquisition Partnership investments, direct portfolio investments and business acquisitions, securitizations of loans made by Consumer, and other revenue generated by Consumer and Commercial Corp. will be adequate to fund the Company's contemplated activities and liquidity needs. In addition, the Company believes that after it has exited the mortgage business that it will be able to raise capital through public debt equity offerings (subject to limitations related to the preservation of the Company's NOLS).

     The Company and each of its major operating subsidiaries have entered into one or more credit facilities to finance its respective operations. Each of the operating subsidiary credit facilities is nonrecourse to the Company and the other operating subsidiaries, except as discussed below.

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of June 30, 1999, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $1.9 billion and outstanding borrowings of $931 million. The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties as of August 13, 1999 and the outstanding borrowings under such facilities as of June 30, 1999.

                               CREDIT FACILITIES

                                       OUTSTANDING
                         PRINCIPAL   BORROWINGS AS OF
                          AMOUNT      JUNE 30, 1999          INTEREST RATE                  OTHER TERMS AND CONDITIONS
                         ---------   ----------------        -------------                  --------------------------
                            (DOLLARS IN MILLIONS)
FIRSTCITY
Company Credit
  Facility..............   $ 93            $ 76         Prime + 1.0% to           Secured by the assets of the Company, expires
                                                        Prime + 4%                June 30, 2000*
Term fixed asset
  facility..............      1               1         Prime + 1.0%              Secured by certain fixed assets, expires
                                                                                  January 1, 2001
Term credit facility....     10              10         LIBOR + 5.0%              Secured by stock of an acquisition partnership
                                                                                  and certain residual interests, expires
                                                                                  February 20, 2000
MORTGAGE CORP.
Warehouse facilities....    500             364         LIBOR + 1.375%            Revolving line to warehouse residential
                                                        to 2.5%                   mortgage loans, expires May 27, 2000*
Supplemental warehouse
  facilities............     62              41         LIBOR + 1.75%             Revolving line to warehouse residential
                                                        to 2.75%                  mortgage loans and related receivables, expires
                                                                                  May 27, 2000
Gestation facilities....    860             148         Fed Funds + 0.8%          Open facilities to fund committed loans to FNMA
                                                        to 1.05% and              and others*
                                                        LIBOR + 0.5%
                                                        to 0.8%

                                       OUTSTANDING
                         PRINCIPAL   BORROWINGS AS OF
                          AMOUNT      JUNE 30, 1999          INTEREST RATE                  OTHER TERMS AND CONDITIONS
                         ---------   ----------------        -------------                  --------------------------
                            (DOLLARS IN MILLIONS)
CAPITAL CORP.
Warehouse facility......    200             177         LIBOR + 1.50%             Acquisition facility to acquire Home Equity
                                                        to 3.00%                  Loans, expires March 31, 2000
Repurchase agreement....      7               7         LIBOR + 4.00%             Repurchase agreement secured by residual
                                                                                  interests in Home Equity securitized loans,
                                                                                  expires November 10, 1999
COMMERCIAL CORP.
Term facility...........     65              65         LIBOR + 4.0%              Term facility secured by existing Portfolio
                                                                                  Assets, expires April 30, 2000 (includes $55
                                                                                  million advanced to unconsolidated Acquisition
                                                                                  Partnerships).
French and Japanese
  acquisition
  facility..............      4              14         French franc              Acquisition facility to fund equity investments
                                                        LIBOR + 3.5%              in French and Japanese Portfolio Assets,
                                                        Japanese yen              expires March 31, 2000. Guaranteed by
                                                        LIBOR + 3.5%              Commercial Corp. and the Company. Paid down and
                                                                                  curtailed to $4 million in August, 1999.
Term acquisition
  facilities............     30              30         Fixed at 7.00%            Acquisition facilities for existing Portfolio
                                                        to 7.66%                  Assets. Secured by Portfolio Assets. Expires
                                                                                  February 25, 2003 and June 5, 2002 and November
                                                                                  7, 2002

CONSUMER CORP.
Warehouse facility......    100              44         Rate equal to the         Commercial paper conduit warehouse facility
                                                        mixed rate of             secured by automobile receivables, expires
                                                        LIBOR and                 March 30, 2000*
                                                        commercial paper
                                                        rates
Repurchase Agreement....      3               3         LIBOR + 3%                Repurchase agreement secured by residual
                                                                                  interests in automobile securitized loans,
                                                                                  expires November 10, 1999
Term facility...........      6               6         Prime + 1%                Term facility secured by residual interests in
                                                                                  automobile securitized loans, expires March 15,
                                                                                  2000
Unconsolidated
  Acquisition
  Partnerships Term
  acquisition
  facilities............     74              74         Fixed at 4.5% to          Senior and subordinated loans secured by
                                                        13%, LIBOR +              Portfolio Assets, various maturities
                                                        3.0% to 5.0% and
                                                        Prime + 1.0%

---------------

* See discussions above.

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

  The Company's Year 2000 Initiative

     The Company, with the assistance of a consulting firm that specializes in Year 2000 readiness, is conducting an enterprise-wide Year 2000 initiative that encompasses both the internal systems and exposure to third parties. For the Company's internal systems, the initiative is being approached in four phases comprised of assessment, remediation, testing and contingency planning. While there is considerable overlap in the timing of the four phases, the internal assessment phase was completed in March 1999 within the $135,000 budget allocated for this phase. The components (i.e., hardware and software) of all internal systems have been identified and the Year 2000 readiness assessed.

     The Company has identified its third party business relationships and is conducting a letter writing campaign to obtain written representations of Year 2000 readiness from the mission critical and significant third party business relationships. At present, approximately 1000 letters have been mailed with 42% of the entities responding including both mission critical and non-mission critical relationships. At this time 59% of the mission critical business relationships have responded with 92% of those indicating that they are Year 2000 ready or have Year 2000 plans in place and 8% responded with insufficient data regarding Year 2000 readiness. The letter writing campaign to assess third party relationships will continue throughout the remainder of 1999 and it is anticipated that a significant number of positive Year 2000 readiness responses will be received in the third and fourth quarters.

     A comprehensive remediation and testing plan along with a budget of approximately $1,500,000 for the remainder of the Year 2000 project was presented and approved by the Board of Directors of the Company on April 15, 1999. Within this budget, approximately $165,000 is for computer hardware and software that must be replaced or upgraded and the remainder is for personnel costs (employees, external consultants and travel expenses). All estimated costs have been budgeted and will be funded by cash flows from operations.

     Remediation of mission critical infrastructure components began in January 1999 and has been completed as of June 30, 1999. Infrastructure is defined as Servers, Workstations, Operating Systems and Network Operating Systems. Mission critical vendor supplied applications have been upgraded to the vendor's disclosed Year 2000 ready release with the exception of the Company's PC based General Ledger software packages. The Year 2000 ready versions of the General Ledger packages are scheduled for implementation in July and September 1999. The PC General Ledger accounting systems will be replaced by the implementation of PeopleSoft Financials in the third quarter of 1999. Mission critical custom applications written and/or maintained by the Company have been remediated and are in the process of verification testing. Test plans have been written for these applications and testing will be completed by August 31, 1999.

     Non IT systems, including fax machines, copiers and building mechanical systems are also being addressed. Fax and copy machines have been identified by model number and manufacturer have been contacted using the third party/vendor letters requesting their for Year 2000 readiness. Properties owned or occupied by the Company's business units are managed by individual property management companies who have been contacted as to the readiness of the mechanical systems within those buildings. To date no critical Non-IT systems or equipment with embedded technology have been identified as having Year 2000 related issues that will have a significant impact on business operations.

     In addition to being included in the Company's initiative described above, Mortgage Corp. participated in the Year 2000 Inter-Industry Test sponsored by the Mortgage Bankers Association ("MBA Test"). Other participants in the MBA Test were from a cross section of the top industry participants including originators, servicers, mortgage insurers, service bureaus, investors and software vendors. Mortgage Corp.'s primary data processing vendor, Alltel, Inc., and FNMA, Mortgage Corp.'s primary investor, were also participants. The objective of the test was to prove that the interaction with common mortgage industry trading partners is acceptable in a year 2000+ environment. The test covered 17 types of transactions that fall under the three primary mortgage processes: origination, secondary marketing, and servicing. The test was completed April 30,

1999 within the $102,400 budget allotted. While this test will not replace internal testing, it does provide additional assurance to Mortgage Corp. and the other participants that the readiness of their systems, many of which are directly interfaced, are subjected to independent verification.

     Based on the Company's remediation efforts, responses received and testing to date, it is not anticipated that any internal or third party Year 2000 readiness issues will materially affect the Company. The Company expects to have a comprehensive Year 2000 contingency plan in place by the third quarter of 1999. In general, contingency plans will be developed to replace any significant third party service providers or internal systems that have not completed their Year 2000 initiative and disclosed their readiness to the Company by the third quarter of 1999. Contingency planning also involves a comprehensive risk assessment in order to maintain focus on critical business relationships and systems. Contingency planning with respect to third parties will continue throughout the remainder of 1999.

     The cost of the Year 2000 initiative and the dates by which the Company anticipates completion of its Year 2000 plan are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. Unanticipated failures by critical third parties, as well as the failure by the Company to execute its own remediation and testing efforts, could have a material adverse effect on the cost of the initiative and its completion date. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and third party compliance could differ materially from those plans, resulting in material financial risk.

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company's strategic objectives and future performance, which are not historical fact, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect", "intend", "plan", "estimate", "believe", "will be", "will continue", "will likely result", and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, the impact of certain covenants in loan agreements of the Company and its subsidiaries; the degree to which the Company is leveraged; its need for financing; the continued availability of the Company's credit facilities; capital markets conditions, including the markets for asset-backed securities and commercial mortgage-backed securities; the performance of the Company's subsidiaries and affiliates; availability of net operating loss carryforwards; risks associated with rapid growth and entry into new businesses; general economic conditions; interest rate risk; prepayment speeds; delinquency and default rates; credit loss rates; changes (legislative and otherwise) in the asset securitization industry; risk of securitization; demand for the Company's services; residential and commercial and other real estate values; changes in foreign political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to attract and retain qualified and key personnel; dependence on independent mortgage brokers and automobile dealership relationships, the Company's Year 2000 issues; factors more fully discussed and identified under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, risk factors and other risks identified in the Company's current report on Form 10-K, filed March 31, 1999 and other Securities and Exchange Commission filings. Many of these factors are beyond the Company's control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Report speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

     The sub-prime loans the Company sells generally are included in asset backed securities the investor or purchaser issues. These securities are priced at spreads over the LIBOR or an equivalent term treasury security. These spreads are determined by demand for the security. Demand is affected by the perception of credit quality and prepayment risk associated with the loans the Company originates and sells. Interest rates offered to customers also affect prices paid for loans. These rates are determined by review of competitors rate offerings to the public and current prices being paid to the Company for the products. The Company does not hedge these price risks.

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

     Additionally the Company has various sources of financing which have been previously described in the Liquidity Capital Resources section of Item 2.

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

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders (the "Annual Meeting") on May 12, 1999. The following items of business were considered at the Annual Meeting.

  (a) Election of Directors

     The following were elected as directors to serve as members of the Company's Board of Directors until the Company's 2000 annual meeting of shareholders. The number of votes cast for each nominee was as follows:

                                                              VOTES CAST    VOTES
                          NOMINEE                                FOR       AGAINST   ABSTAINED
                          -------                             ----------   -------   ---------
James R. Hawkins............................................  5,674,587       0       129,912
C. Ivan Wilson..............................................  5,674,591       0       120,908
James T. Sartain............................................  5,674,591       0       120,908
Rick R. Hagelstein..........................................  5,674,591       0       120,908
Buddy L. Terrell............................................  5,618,204       0       177,295
Richard E. Bean.............................................  5,674,475       0       121,024
Dane Fulmer.................................................  5,674,591       0       120,908
Robert E. Garrison II.......................................  5,674,591       0       120,908
David W. MacLennan..........................................  5,674,591       0       120,908
Thomas E. Smith.............................................  5,674,591       0       120,908

  (b) Ratification of Appointment of Auditors

     A proposal to ratify the Board of Directors' appointment of KPMG LLP as the Company's independent auditors for 1999 was approved by the shareholders. The number of votes for the proposal: 5,748,525; votes witheld: 39,528; abstentions:
7,446.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Joint Plan of Reorganization by First City Bancorporation
                            of Texas, Inc., Official Committee of Equity Security
                            Holders and J-Hawk Corporation, with the Participation of
                            Cargill Financial Services Corporation, Under Chapter 11
                            of the United States Bankruptcy Code, Case No.
                            392-39474-HCA-11 (incorporated herein by reference to
                            Exhibit 2.1 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          2.2            -- Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc.
                            and J-Hawk Corporation (incorporated herein by reference
                            to Exhibit 2.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated herein by reference to Exhibit 3.1
                            of the Company's Current Report on Form 8-K dated July 3,
                            1995 filed with the Commission on July 18, 1995).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.2            -- Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          4.1            -- Certificate of Designations of the New Preferred Stock
                            ($0.01 par value) of the Company. (incorporated herein by
                            reference to Exhibit 4.1 to the Company's Current Report
                            on form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.2            -- Warrant Agreement, dated July 3, 1995, by and between the
                            Company and American Stock Transfer & Trust Company, as
                            Warrant Agent (incorporated herein by reference to
                            Exhibit 4.2 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          4.3            -- Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor
                            Financial Mortgage Company Employees Pension Plan,
                            Lindsey Capital Corporation, Ed Smith and Thomas E.
                            Smith. (incorporated herein by reference to Exhibit 4.3
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 26, 1998).
          4.4            -- Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company.
                            (incorporated herein by reference to Exhibit 4.4 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.5            -- Registration Rights Agreement, dated March 24, 1998,
                            between the Company and Texas Commerce Shareholders
                            Company. (incorporated herein by reference to Exhibit 4.5
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 24, 1998).
          9.1            -- Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain
                            and Cargill Financial Services Corporation. (incorporated
                            herein by reference to Exhibit 9.1 of the Company's Form
                            10-K dated March 24,1998 filed with the Commission on
                            March 26, 1998).
         10.1            -- Trust Agreement of FirstCity Liquidating Trust, dated
                            July 3, 1995 (incorporated herein by reference to Exhibit
                            10.1 of the Company's Current Report on Form 8-K dated
                            July 3, 1995 filed with the Commission on July 18, 1995).
         10.2            -- Investment Management Agreement, dated July 3, 1995,
                            between the Company and FirstCity Liquidating Trust
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Current Report on Form 8-K dated July 3, 1995
                            filed with the Commission on July 18, 1995
         10.3            -- Lock-Box Agreement, dated July 11, 1995, among the
                            Company, NationsBank of Texas, N.A., as lock-box agent,
                            FirstCity Liquidating Trust, FCLT Loans, L.P., and the
                            other Trust-Owned Affiliates signatory thereto, and each
                            of NationsBank of Texas, N.A. and Fleet National Bank, as
                            co-lenders (incorporated herein by reference to Exhibit
                            10.3 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.4            -- Custodial Agreement, dated July 11, 1995, among Fleet
                            National Bank, as custodian, Fleet National Bank, as
                            agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and
                            the Company (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.5            -- Tier 3 Custodial Agreement, dated July 11, 1995, among
                            the Company, as custodian, Fleet National Bank, as agent,
                            FCLT Loans, L.P., FirstCity Liquidating Trust, and the
                            Company, as servicer (incorporated herein by reference to
                            Exhibit 10.5 of the Company's Form 8-A/A dated August 25,
                            1995 filed with the Commission on August 25, 1995).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.6            -- 12/97 Amended and Restated Facilities Agreement, dated
                            effective as of December 3, 1997, among Harbor Financial
                            Mortgage Corporation, New America Financial, Inc., Texas
                            Commerce Bank National Association and the other
                            warehouse lenders party thereto. (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.7            -- Modification Agreement, dated January 26, 1998, to the
                            Amended and Restated Facilities Agreement, dated as of
                            December 3, 1997, among Harbor Financial Mortgage
                            Corporation, New America Financial, Inc. and Chase Bank
                            of Texas, National Association (formerly known as Texas
                            Commerce Bank National Association). (incorporated herein
                            by reference to Exhibit 10,7 of the company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.8            -- $50,000,000 3/98 Chase Texas Temporary Additional
                            Warehouse Note, dated March 17, 1998, by Harbor Financial
                            Mortgage Corporation and New America Financial, Inc., in
                            favor of Chase Bank of Texas, National Association.
                            (incorporated herein by reference to Exhibit 10.8 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.9            -- Employment Agreement, dated as of July 1, 1997, by and
                            between Harbor Financial Mortgage Corporation and Richard
                            J. Gillen. (incorporated herein by reference to Exhibit
                            10.9 of the Company's 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.10           -- Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R.
                            Brower, with similar agreements between FC Capital Corp.
                            and each of James H. Aronoff and Christopher J.
                            Morrissey. (incorporated herein by reference to Exhibit
                            10.10 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.11           -- Shareholder Agreement, dated as of September 8, 1997,
                            among FirstCity Funding Corporation, FirstCity Consumer
                            Lending Corporation, Thomas R. Brower, Scot A. Foith,
                            Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves,
                            Stephen H. Trent and Blake P. Bozman. (incorporated
                            herein by reference to Exhibit 10.11 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).
         10.12           -- Revolving Credit Loan Agreement, dated as of March 20,
                            1998, by and between FC Properties, Ltd. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.12 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.13           -- Revolving Credit Loan Agreement, dated as of February 27,
                            1998, by and between FH Partners, L.P. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.13 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.14           -- Note Agreement, dated as of June 6, 1997, among Bosque
                            Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
                            Investment Realty Partners, L.P. and Bankers Trust
                            Company of California, N.A. (incorporated herein by
                            reference to Exhibit 10.14 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.15           -- 60,000,000 French Franc Revolving Promissory Note, dated
                            September 25, 1997, by J-Hawk International Corporation
                            in favor of the Bank of Scotland. (incorporated herein by
                            reference to Exhibit 10.15 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.16           -- Loan Agreement, dated as of September 25, 1997, by and
                            between Bank of Scotland and J-Hawk International
                            Corporation. (incorporated herein reference to Exhibit
                            10.16 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.17           -- Guaranty Agreement, dated as of September 25, 1997, by
                            J-Hawk (incorporated herein by reference to Exhibit 10.17
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.18           -- Guaranty Agreement, dated as of September 25, 1997, by
                            FirstCity Financial Corporation in favor of Bank of
                            Scotland. (incorporated herein by reference to Exhibit
                            10.18 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.19           -- Warehouse Credit Agreement, dated as of May 17, 1996,
                            among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust
                            and National Auto Funding Corporation. (incorporated
                            herein by reference to Exhibit 10.19 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).
         10.20           -- Funding Commitment, dated as of May 17, 1996 by and
                            between ConiTrade Services L.L.C. and The Company.
                            (incorporated herein by reference to Exhibit 10.20 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.21           -- Revolving Credit Agreement, dated as of December 29,
                            1995, by and between the Company and Cargill financial
                            Services Corporation, as amended by the Eighth Amendment
                            to Revolving Credit Agreement dated February 1998.
                            (incorporated herein by reference to Exhibit 10.21 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.22           -- Master Repurchase Agreement Governing Purchased and Sales
                            of Mortgage Loans, dated as of July 1998, between Lehman
                            Commercial Paper Inc. and FHB Funding Corp. (incorporated
                            herein by reference to Exhibit 10.1 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 18, 1998).
         10.23           -- Warehouse Credit Agreement, dated as of April 30, 1998
                            among ContiTrade Services, L.L.C., FirstCity Consumer
                            Lending Corporation, FirstCity Auto Receivables L.L.C.
                            and FirstCity Financial Corporation. (incorporated herein
                            by reference to Exhibit 10.2 of the Company's Form 10-Q
                            dated dated August 14, 1998, filed with the Commission
                            August 16, 1998).
         10.24           -- Servicing Agreement, dated as of April 30, 1998 among
                            FirstCity Auto Receivables L.L.C. , FirstCity Servicing
                            Corporation of California, FirstCity Consumer Lending
                            Corporation and ContiTrade Services L.L.C. (incorporated
                            herein by reference to Exhibit 10.3 of the Company's Form
                            10-Q dated dated August 14, 1998, filed with the
                            Commission August 16, 1998).
         10.25           -- Security and Collateral Agreement, dated as of April 30,
                            1998 among FirstCity Auto Receivables L.L.C., ContiTrade
                            Services L.L.C. and Chase Bank of Texas, National
                            Association. (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 10-Q dated August 14, 1998,
                            filed with the Commission August 16, 1998).
         10.26           -- Loan Agreement, dated as of July 24, 1998, between
                            FirstCity Commercial Corporation and CFSC Capital Corp.
                            XXX (incorporated herein by reference Exhibit 10.5 of the
                            Company's Form 10-Q dated August 14, 1998, filed with the
                            Commission on August 18, 1998).
         10.27           -- Loan Agreement, dated April 8, 1998 between Bank of
                            Scotland and the Company (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission on
                            August 18, 1998)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.28           -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.7 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
         10.29           -- Employment Agreement, dated October 1, 1998, by and
                            between FirstCity. Financial Mortgage Corporation, and
                            Buddy L. Terrell (incorporated herein by reference to
                            Exhibit 10.29 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).
         10.30           -- Security Agreement, dated as of April 30, 1998 among
                            Enterprise Funding Corporation, FCAR Receivables L.L.C.,
                            MBIA Insurance Corporation, FirstCity Funding
                            Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a
                            Loan Servicing enterprise (incorporated herein by
                            reference to Exhibit 10.30 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.31           -- Note purchase agreement, dated March 30, 1999 among
                            Enterprise Funding Corporation, FCAR Receivables, LLC and
                            NationsBank , N.A. (incorporated herein by reference to
                            Exhibit 10.31 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).
         10.32           -- Custodian Agreement, dated March 30, 1999, among FCAR
                            Receivables LLC, FirstCity Funding Corporation,
                            NationsBank, N.A., Enterprise Funding Corporation and
                            Chase Bank of Texas, N.A. (incorporated herein by
                            reference to Exhibit 10.32 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.33           -- Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America
                            Financial, Inc., FirstCity Financial Mortgage
                            Corporation, and Guaranty Federal Bank F.S.B. as
                            Administrative Agent and Bank One, Texas, N.A. as
                            Collateral Agent.
         10.34           -- Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company.
         27.1            -- Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this
                            Quarterly Report on Form 10-Q being submitted to the
                            Securities and Exchange Commission. Exhibit 27.1 shall
                            not be deemed filed for purposes of Section 11 of the
                            Securities Act of 1933, Section 18 of the Securities Act
                            of 1934, as amended, or Section 323 of the Trust
                            Indenture Act of 1939, as amended, or otherwise be
                            subject to the liabilities of such sections, nor shall it
                            be deemed a part of any registration statement to which
                            it relates.)

     (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Securities Exchange Commission during the quarterly period ended June 30, 1999.

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

                                            By      /s/ GARY H. MILLER
                                             -----------------------------------
                                            Name:  Gary H. Miller
                                            Title: Senior Vice President and
                                                   Chief Financial Officer
                                                   (Duly authorized officer and
                                                   principal financial officer
                                                   of the Registrant)

                                            By      /s/ JAMES B. BAKER
                                             -----------------------------------
                                            Name:  James B. Baker
                                            Title: Vice President and Controller
                                                   (Duly authorized officer and
                                                   principal accounting officer
                                                   of the Registrant)

Dated: August 16, 1999

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Joint Plan of Reorganization by First City Bancorporation
                            of Texas, Inc., Official Committee of Equity Security
                            Holders and J-Hawk Corporation, with the Participation of
                            Cargill Financial Services Corporation, Under Chapter 11
                            of the United States Bankruptcy Code, Case No.
                            392-39474-HCA-11 (incorporated herein by reference to
                            Exhibit 2.1 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          2.2            -- Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc.
                            and J-Hawk Corporation (incorporated herein by reference
                            to Exhibit 2.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated herein by reference to Exhibit 3.1
                            of the Company's Current Report on Form 8-K dated July 3,
                            1995 filed with the Commission on July 18, 1995).
          3.2            -- Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          4.1            -- Certificate of Designations of the New Preferred Stock
                            ($0.01 par value) of the Company. (incorporated herein by
                            reference to Exhibit 4.1 to the Company's Current Report
                            on form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.2            -- Warrant Agreement, dated July 3, 1995, by and between the
                            Company and American Stock Transfer & Trust Company, as
                            Warrant Agent (incorporated herein by reference to
                            Exhibit 4.2 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          4.3            -- Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor
                            Financial Mortgage Company Employees Pension Plan,
                            Lindsey Capital Corporation, Ed Smith and Thomas E.
                            Smith. (incorporated herein by reference to Exhibit 4.3
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 26, 1998).
          4.4            -- Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company.
                            (incorporated herein by reference to Exhibit 4.4 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.5            -- Registration Rights Agreement, dated March 24, 1998,
                            between the Company and Texas Commerce Shareholders
                            Company. (incorporated herein by reference to Exhibit 4.5
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 24, 1998).
          9.1            -- Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain
                            and Cargill Financial Services Corporation. (incorporated
                            herein by reference to Exhibit 9.1 of the Company's Form
                            10-K dated March 24,1998 filed with the Commission on
                            March 26, 1998).
         10.1            -- Trust Agreement of FirstCity Liquidating Trust, dated
                            July 3, 1995 (incorporated herein by reference to Exhibit
                            10.1 of the Company's Current Report on Form 8-K dated
                            July 3, 1995 filed with the Commission on July 18, 1995).
         10.2            -- Investment Management Agreement, dated July 3, 1995,
                            between the Company and FirstCity Liquidating Trust
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Current Report on Form 8-K dated July 3, 1995
                            filed with the Commission on July 18, 1995

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.3            -- Lock-Box Agreement, dated July 11, 1995, among the
                            Company, NationsBank of Texas, N.A., as lock-box agent,
                            FirstCity Liquidating Trust, FCLT Loans, L.P., and the
                            other Trust-Owned Affiliates signatory thereto, and each
                            of NationsBank of Texas, N.A. and Fleet National Bank, as
                            co-lenders (incorporated herein by reference to Exhibit
                            10.3 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.4            -- Custodial Agreement, dated July 11, 1995, among Fleet
                            National Bank, as custodian, Fleet National Bank, as
                            agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and
                            the Company (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.5            -- Tier 3 Custodial Agreement, dated July 11, 1995, among
                            the Company, as custodian, Fleet National Bank, as agent,
                            FCLT Loans, L.P., FirstCity Liquidating Trust, and the
                            Company, as servicer (incorporated herein by reference to
                            Exhibit 10.5 of the Company's Form 8-A/A dated August 25,
                            1995 filed with the Commission on August 25, 1995).
         10.6            -- 12/97 Amended and Restated Facilities Agreement, dated
                            effective as of December 3, 1997, among Harbor Financial
                            Mortgage Corporation, New America Financial, Inc., Texas
                            Commerce Bank National Association and the other
                            warehouse lenders party thereto. (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.7            -- Modification Agreement, dated January 26, 1998, to the
                            Amended and Restated Facilities Agreement, dated as of
                            December 3, 1997, among Harbor Financial Mortgage
                            Corporation, New America Financial, Inc. and Chase Bank
                            of Texas, National Association (formerly known as Texas
                            Commerce Bank National Association). (incorporated herein
                            by reference to Exhibit 10,7 of the company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.8            -- $50,000,000 3/98 Chase Texas Temporary Additional
                            Warehouse Note, dated March 17, 1998, by Harbor Financial
                            Mortgage Corporation and New America Financial, Inc., in
                            favor of Chase Bank of Texas, National Association.
                            (incorporated herein by reference to Exhibit 10.8 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.9            -- Employment Agreement, dated as of July 1, 1997, by and
                            between Harbor Financial Mortgage Corporation and Richard
                            J. Gillen. (incorporated herein by reference to Exhibit
                            10.9 of the Company's 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.10           -- Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R.
                            Brower, with similar agreements between FC Capital Corp.
                            and each of James H. Aronoff and Christopher J.
                            Morrissey. (incorporated herein by reference to Exhibit
                            10.10 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.11           -- Shareholder Agreement, dated as of September 8, 1997,
                            among FirstCity Funding Corporation, FirstCity Consumer
                            Lending Corporation, Thomas R. Brower, Scot A. Foith,
                            Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves,
                            Stephen H. Trent and Blake P. Bozman. (incorporated
                            herein by reference to Exhibit 10.11 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.12           -- Revolving Credit Loan Agreement, dated as of March 20,
                            1998, by and between FC Properties, Ltd. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.12 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.13           -- Revolving Credit Loan Agreement, dated as of February 27,
                            1998, by and between FH Partners, L.P. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.13 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.14           -- Note Agreement, dated as of June 6, 1997, among Bosque
                            Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
                            Investment Realty Partners, L.P. and Bankers Trust
                            Company of California, N.A. (incorporated herein by
                            reference to Exhibit 10.14 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.15           -- 60,000,000 French Franc Revolving Promissory Note, dated
                            September 25, 1997, by J-Hawk International Corporation
                            in favor of the Bank of Scotland. (incorporated herein by
                            reference to Exhibit 10.15 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.16           -- Loan Agreement, dated as of September 25, 1997, by and
                            between Bank of Scotland and J-Hawk International
                            Corporation. (incorporated herein reference to Exhibit
                            10.16 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.17           -- Guaranty Agreement, dated as of September 25, 1997, by
                            J-Hawk (incorporated herein by reference to Exhibit 10.17
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.18           -- Guaranty Agreement, dated as of September 25, 1997, by
                            FirstCity Financial Corporation in favor of Bank of
                            Scotland. (incorporated herein by reference to Exhibit
                            10.18 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.19           -- Warehouse Credit Agreement, dated as of May 17, 1996,
                            among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust
                            and National Auto Funding Corporation. (incorporated
                            herein by reference to Exhibit 10.19 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).
         10.20           -- Funding Commitment, dated as of May 17, 1996 by and
                            between ConiTrade Services L.L.C. and The Company.
                            (incorporated herein by reference to Exhibit 10.20 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.21           -- Revolving Credit Agreement, dated as of December 29,
                            1995, by and between the Company and Cargill financial
                            Services Corporation, as amended by the Eighth Amendment
                            to Revolving Credit Agreement dated February 1998.
                            (incorporated herein by reference to Exhibit 10.21 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.22           -- Master Repurchase Agreement Governing Purchased and Sales
                            of Mortgage Loans, dated as of July 1998, between Lehman
                            Commercial Paper Inc. and FHB Funding Corp. (incorporated
                            herein by reference to Exhibit 10.1 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 18, 1998).
         10.23           -- Warehouse Credit Agreement, dated as of April 30, 1998
                            among ContiTrade Services, L.L.C., FirstCity Consumer
                            Lending Corporation, FirstCity Auto Receivables L.L.C.
                            and FirstCity Financial Corporation. (incorporated herein
                            by reference to Exhibit 10.2 of the Company's Form 10-Q
                            dated dated August 14, 1998, filed with the Commission
                            August 16, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.24           -- Servicing Agreement, dated as of April 30, 1998 among
                            FirstCity Auto Receivables L.L.C. , FirstCity Servicing
                            Corporation of California, FirstCity Consumer Lending
                            Corporation and ContiTrade Services L.L.C. (incorporated
                            herein by reference to Exhibit 10.3 of the Company's Form
                            10-Q dated dated August 14, 1998, filed with the
                            Commission August 16, 1998).
         10.25           -- Security and Collateral Agreement, dated as of April 30,
                            1998 among FirstCity Auto Receivables L.L.C., ContiTrade
                            Services L.L.C. and Chase Bank of Texas, National
                            Association. (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 10-Q dated August 14, 1998,
                            filed with the Commission August 16, 1998).
         10.26           -- Loan Agreement, dated as of July 24, 1998, between
                            FirstCity Commercial Corporation and CFSC Capital Corp.
                            XXX (incorporated herein by reference Exhibit 10.5 of the
                            Company's Form 10-Q dated August 14, 1998, filed with the
                            Commission on August 18, 1998).
         10.27           -- Loan Agreement, dated April 8, 1998 between Bank of
                            Scotland and the Company (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission on
                            August 18, 1998)
         10.28           -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.7 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
         10.29           -- Employment Agreement, dated October 1, 1998, by and
                            between FirstCity. Financial Mortgage Corporation, and
                            Buddy L. Terrell (incorporated herein by reference to
                            Exhibit 10.29 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).
         10.30           -- Security Agreement, dated as of April 30, 1998 among
                            Enterprise Funding Corporation, FCAR Receivables L.L.C.,
                            MBIA Insurance Corporation, FirstCity Funding
                            Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a
                            Loan Servicing enterprise (incorporated herein by
                            reference to Exhibit 10.30 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.31           -- Note purchase agreement, dated March 30, 1999 among
                            Enterprise Funding Corporation, FCAR Receivables, LLC and
                            NationsBank , N.A. (incorporated herein by reference to
                            Exhibit 10.31 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).
         10.32           -- Custodian Agreement, dated March 30, 1999, among FCAR
                            Receivables LLC, FirstCity Funding Corporation,
                            NationsBank, N.A., Enterprise Funding Corporation and
                            Chase Bank of Texas, N.A. (incorporated herein by
                            reference to Exhibit 10.32 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.33           -- Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America
                            Financial, Inc., FirstCity Financial Mortgage
                            Corporation, and Guaranty Federal Bank F.S.B. as
                            Administrative Agent and Bank One, Texas, N.A. as
                            Collateral Agent.
         10.34           -- Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
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