Form 10-Q/A
period 1999-06-30
FIRSTCITY FINANCIAL CORP
filed 1999-08-16
CIK 828678

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-Q/A

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

The last sentence of the eleventh paragraph the Second Quarter 1999 Compared to Second Quarter 1998 section of Item 2. Management's Discussion and analysis is changed from:

     Increases in data processing, communication and other expenses in 1999 resulted from $9.1 million for the write down of assets deemed to be uncollectible and reserves for potential losses on assets and $8.1 million of one-time charges relating to the closing of retail offices.

to:

     Increases in data processing, communication and other expenses in 1999 resulted from $9.1 million for the write down of assets deemed to be uncollectible and reserves for potential losses on assets and other increases resulting from the opening or acquisition of several new offices in 1998.

The last sentence of the ninth paragraph the Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998 section of Item 2. Management's Discussion and analysis is changed from:

     Increases in data processing, communication and other expenses in 1999 resulted from $9.1 million for the write down of assets deemed to be uncollectible and reserves for potential losses on assets and $8.1 million of one-time charges relating to the closing of retail offices.

to:

     Increases in data processing, communication and other expenses in 1999 resulted from $9.1 million for the write down of assets deemed to be uncollectible and reserves for potential losses on assets and other increases resulting from the opening or acquisition of several new offices in 1998.

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