Form 10-Q
period 1999-09-30
FIRSTCITY FINANCIAL CORP
filed 1999-11-19
CIK 828678

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The number of shares of common stock, par value $.01 per share, outstanding at November 12, 1999 was 8,327,236.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS,
                             EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
Cash and cash equivalents...................................    $ 12,899         $  5,955
Portfolio Assets, net.......................................      41,996           68,423
Loans receivable, net.......................................      89,153           14,854
Residual interests in securitizations.......................      42,585           41,349
Equity investments in Acquisition Partnerships and Servicing
  Entities..................................................      36,054           41,466
Deferred tax benefit, net...................................      27,101           32,162
Other assets, net...........................................      15,961           16,344
Net assets of discontinued operations.......................      16,433          116,090
                                                                --------         --------
          Total Assets......................................    $282,182         $336,643
                                                                ========         ========
             LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................    $222,145         $165,922
  Other liabilities.........................................       8,229            7,443
                                                                --------         --------
          Total Liabilities.................................     230,374          173,365
Commitments and contingencies...............................          --               --
Redeemable preferred stock:
  Adjusting rate preferred stock, including dividends (in
     arrears in 1999) of $642 (redemption value of $21 per
     share; 2,000,000 shares authorized; 1,222,901 shares
     issued and outstanding)................................      26,323           26,323
Shareholders' equity:
  Optional preferred stock (par value $.01 per share;
     98,000,000 shares authorized; no shares issued or
     outstanding)...........................................          --               --
  Common stock (par value $.01 per share; 100,000,000
     authorized; issued and outstanding: 8,327,236 and
     8,287,959 shares, respectively)........................          83               83
Paid in capital.............................................      78,671           78,456
Retained earnings (accumulated deficit).....................     (53,175)          58,061
Accumulated other comprehensive income (loss)...............         (94)             355
                                                                --------         --------
          Total Shareholders' Equity........................      25,485          136,955
                                                                --------         --------
          Total Liabilities, Redeemable Preferred Stock and
            Shareholders' Equity............................    $282,182         $336,643
                                                                ========         ========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                    -------------------   --------------------
                                                      1999       1998       1999        1998
                                                    --------   --------   ---------   --------
Revenues:
  Gain on sale of automobile loans................  $     --   $     --   $   6,445   $  2,434
  Servicing fees..................................     2,068      1,534       6,346      3,906
  Gain on resolution of Portfolio Assets..........     1,335      1,947       3,382      7,883
  Equity in earnings of Acquisition Partnerships
     and Servicing Entities.......................     3,106      3,061       8,548      7,798
  Interest income.................................     6,009      3,151      14,493      9,934
  Other income....................................       571        781       1,248      3,682
                                                    --------   --------   ---------   --------
          Total revenues..........................    13,089     10,474      40,462     35,637
Expenses:
  Interest on notes payable.......................     4,349      3,206      11,572      9,053
  Salaries and benefits...........................     3,409      3,119       9,921      9,432
  Provision for loan losses and impairment on
     residual interests...........................     1,074      4,580       3,036      7,432
  Occupancy, data processing, communication and
     other........................................     5,234      4,555      15,029     12,682
                                                    --------   --------   ---------   --------
          Total expenses..........................    14,066     15,460      39,558     38,599
Earnings (loss) from continuing operations before
  minority interest, accounting change and income
  taxes...........................................      (977)    (4,986)        904     (2,962)
  Benefit (provision) for income taxes............       (16)       (99)     (5,048)     1,386
                                                    --------   --------   ---------   --------
Loss from continuing operations before minority
  interest and accounting change..................      (993)    (5,085)     (4,144)    (1,576)
  Minority interest...............................       124        108        (486)        35
  Cumulative effect of accounting change..........        --         --        (765)        --
                                                    --------   --------   ---------   --------
Loss from continuing operations...................      (869)    (4,977)     (5,395)    (1,541)
                                                    --------   --------   ---------   --------
Loss from discontinued operations, net of benefit
  (provision) for income taxes of $ -- , $ -- ,
  $ -- , and $(89), respectively..................   (63,058)   (33,523)   (103,915)   (23,539)
                                                    --------   --------   ---------   --------
Net loss..........................................   (63,927)   (38,500)   (109,310)   (25,080)
  Preferred dividends(1)..........................      (642)    (1,514)     (1,926)    (4,544)
                                                    --------   --------   ---------   --------
Net loss to common shareholders...................  $(64,569)  $(40,014)  $(111,236)  $(29,624)
                                                    ========   ========   =========   ========
Basic and diluted loss per common share are as
  follows:
  Loss from continuing operations before
     accounting change per common share...........  $  (0.18)  $  (0.78)  $   (0.79)  $  (0.83)
  Discontinued operations per common share........  $  (7.59)  $  (4.06)  $  (12.52)  $  (3.20)
  Cumulative effect of accounting change..........  $     --   $     --   $   (0.09)  $     --
  Net loss per common share.......................  $  (7.77)  $  (4.84)  $  (13.40)  $  (4.03)
  Weighted average common shares outstanding......     8,314      8,261       8,301      7,351

---------------

(1) Includes accumulated dividends in arrears for the three months ended September 30, 1999.

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    ACCUMULATED
                                                                                       OTHER
                            NUMBER OF                                              COMPREHENSIVE       TOTAL
                             COMMON     COMMON   PAID IN     RETAINED EARNINGS        INCOME       SHAREHOLDERS'
                             SHARES     STOCK    CAPITAL   (ACCUMULATED DEFICIT)      (LOSS)          EQUITY
                            ---------   ------   -------   ---------------------   -------------   -------------
BALANCES, JANUARY 1,
1998......................  6,526,510    $65     $29,509         $  83,140            $    44        $ 112,758
Exercise of warrants,
  options and employee
  stock purchase plan.....    519,299      5      12,675                --                 --           12,680
Issuance of common stock
  to acquire the minority
  interest of
  subsidiary..............     41,000      1       2,149                --                 --            2,150
Issuance of common stock
  in public offering......  1,201,150     12      34,123                --                 --           34,135
Comprehensive loss:
  Net loss for 1998.......         --     --          --           (20,192)                --          (20,192)
  Foreign currency
     items................         --     --          --                --                311              311
                                                                                                     ---------
Total comprehensive
  loss....................                                                                             (19,881)
                                                                                                     ---------
Preferred dividends.......         --     --          --            (5,186)                --           (5,186)
Other.....................         --     --          --               299                 --              299
                            ---------    ---     -------         ---------            -------        ---------
BALANCES, DECEMBER 31,
  1998....................  8,287,959     83      78,456            58,061                355          136,955
Exercise of employee stock
  purchase plan...........     39,277     --         215                --                 --              215
Comprehensive loss:
  Net loss for the nine
     months ended
     September 30, 1999...         --     --          --          (109,310)                --         (109,310)
  Foreign currency
     items................         --     --          --                --               (449)            (449)
                                                                                                     ---------
Total comprehensive
  loss....................                                                                            (109,759)
                                                                                                     ---------
Preferred dividends.......         --     --          --            (1,926)                --           (1,926)
                            ---------    ---     -------         ---------            -------        ---------
BALANCES, SEPTEMBER 30,
  1999....................  8,327,236    $83     $78,671         $ (53,175)           $   (94)       $  25,485
                            =========    ===     =======         =========            =======        =========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
Cash flows from operating activities:
  Net loss..................................................  $(109,310)  $ (25,080)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Proceeds from resolution of Portfolio Assets...........     16,985      37,551
     Loss from discontinued operations......................    103,915      23,539
     Gain on resolution of Portfolio Assets.................     (3,382)     (7,883)
     Purchase of Portfolio Assets and loans receivable,
      net...................................................       (281)    (11,506)
     Origination of automobile receivables, net of purchase
      discount..............................................   (131,863)    (89,861)
     Provision for loan losses and impairment on residual
      interests.............................................      3,036       7,432
     Equity in earnings of Acquisition Partnerships and
      Servicing Entities....................................     (8,548)     (7,798)
     Proceeds from performing Portfolio Assets and loans
      receivable, net.......................................     61,009      56,845
     (Increase) decrease in net deferred tax asset..........      5,061      (1,573)
     Depreciation and amortization..........................      2,125       1,804
     Decrease in other assets...............................     10,139       2,614
     Increase in other liabilities..........................      2,379      34,089
                                                              ---------   ---------
          Net cash provided by (used in) operating
            activities......................................    (48,735)     20,173
                                                              ---------   ---------
Cash flows from investing activities:
  Property and equipment, net...............................     (4,953)     (1,255)
  Contributions to Acquisition Partnerships and Servicing
     Entities...............................................    (15,357)    (15,369)
  Distributions from Acquisition Partnerships and Servicing
     Entities...............................................     28,370      18,199
                                                              ---------   ---------
          Net cash provided by investing activities.........      8,060       1,575
                                                              ---------   ---------
Cash flows from financing activities:
  Borrowings under notes payable............................    190,702     274,432
  Payments of notes payable.................................   (137,114)   (232,665)
  Redemption of special preferred stock.....................         --     (14,716)
  Proceeds from issuance of common stock....................        215      46,633
  Preferred dividends paid..................................     (1,926)     (5,097)
                                                              ---------   ---------
          Net cash provided by financing activities.........     51,877      68,587
                                                              ---------   ---------
Net cash provided by continuing operations..................     11,202      90,335
Net cash used by discontinued operations....................     (4,258)   (109,743)
                                                              ---------   ---------
Net increase (decrease) in cash.............................      6,944     (19,408)
Cash, beginning of period...................................      5,955      27,325
                                                              ---------   ---------
Cash, end of period.........................................  $  12,899   $   7,917
                                                              =========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest...............................................  $  11,178   $   8,399
     Income taxes...........................................  $      53   $      57
Non-cash investing activities:
     Investment securities received as a result of sales of
      loans through securitizations.........................  $  11,957   $  28,340
Non-cash financing activities:
     Dividends declared and not paid on preferred stock       $     642   $     963

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) BASIS OF PRESENTATION

     The unaudited consolidated financial statements of FirstCity Financial Corporation ("FirstCity" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity's financial position at September 30, 1999, the results of operations and the cash flows for the three month and nine month periods ended September 30, 1999 and 1998.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimation of future collections on purchased portfolio assets used in the calculation of net gain on resolution of portfolio assets, interest rate environments, valuation of the deferred tax asset, and prepayment speeds and collectibility on loans held in inventory, securitization trusts and for investment. Actual results could differ materially from those estimates. Certain amounts in the financial statements for prior periods have been reclassified to conform with current financial statement presentation.

     An accounting change due to the adoption of SOP 98-5, which requires previously capitalized start-up costs including organization costs to be written off and future costs related to start-up entities to be charged to expense as incurred, resulted in an expense of $.8 million for the first quarter of 1999 and has been reflected as a cumulative effect of a change in accounting principle.

(2) DISCONTINUED OPERATIONS

     Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Harbor Financial Group, Inc. (formerly known as FirstCity Mortgage Corp.) and its subsidiaries (collectively referred to as "Mortgage Corp."), and FC Capital Corp. ("Capital Corp."). These entities comprise the operations that were previously reported as the Company's mortgage banking operations. As formal termination plans have been adopted and operations at each entity are expected to cease in the near future (within 12 months), the results of current and historical operations have been reflected as discontinued operations in the accompanying consolidated statements of operations. Additionally, a net asset related to the resolution of activity from the discontinued operations has been reflected in the accompanying consolidated balance sheets. The following is a summary of activity related to each of the entity's operations:

     Mortgage Corp. During the third quarter of 1999, Mortgage Corp. incurred significant losses from operations and the liquidation of certain assets. Ultimately, on October 14, 1999, Mortgage Corp., filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. In the filings, the stated assets of Mortgage Corp. were approximately $95 million, and liabilities were approximately $98 million. Additionally, it is anticipated that the liquidation of any remaining assets will yield proceeds which are less than the stated amount of the assets as listed in the filings. The Company does not guarantee and has not guaranteed any of the debt of Mortgage Corp. Furthermore, management of the Company was not involved in the daily operations of Mortgage Corp. during a significant portion of the third quarter of 1999 and no longer has access to financial records of Mortgage Corp.

     Based on the above, Mortgage Corp. is deemed insolvent and the Company has written-off its entire investment in and advances to Mortgage Corp. (collectively referred to as the "Net Investment"). At June 30,

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

1999, the Net Investment in Mortgage Corp. totaled $50.5 million. The Company did not fund any of the operations of Mortgage Corp. subsequent to June 30, 1999.

     Capital Corp. Management of the Company made the decision to completely exit all mortgage banking activities due to the significant negative impact realized from Mortgage Corp. Currently, the Company is in the process of identifying potential buyers for Capital Corp.'s production platform. If no acquirer is ultimately identified, Capital Corp. will cease operations.

     It is projected that the only assets remaining from Capital Corp.'s operations will be the investment securities resulting from the retention of residual interests in securitization transactions completed by Capital Corp. The Company has considered the estimated future income from such investment securities in the computation of the net loss on discontinued operations.

     A summary of the mortgage banking segment's net assets at December 31, 1998, as previously reported is as follows:

                                                               DECEMBER 31, 1998
                                                               -----------------
Mortgage loans held for sale and other loan receivables.....      $1,238,876
Mortgage servicing rights...................................          91,440
Receivable for servicing advances and accrued interest......          58,161
Residual interest in securitizations........................          23,893
Other assets................................................          31,054
                                                                  ----------
          Total assets......................................       1,443,424
Notes payable...............................................       1,296,309
Other liabilities...........................................          31,025
                                                                  ----------
          Total liabilities.................................       1,327,334
                                                                  ----------
          Net assets of discontinued operations.............      $  116,090
                                                                  ==========
At September 30, 1999, the net assets from discontinued
  operations consist of the following:
  Investment securities, net of valuation allowance.........      $   20,594
  Accrual for loss on operations and disposal of
     discontinued operations................................          (4,161)
                                                                  ----------
          Net assets of discontinued operations.............      $   16,433
                                                                  ==========

(3) LIQUIDITY AND CAPITAL RESOURCES

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

     The Company completed an extension and renewal of its working capital revolving line of credit with its revolving lenders ("Revolving Lenders") in August 1999 in the amount of $93 million. This renewed facility includes a sub-line for FirstCity Consumer Lending Corporation ("Consumer Corp.") and matures June 30, 2000. During the quarter, the Company reached an agreement with its Revolving Lenders that waived all existing and future defaults related to Mortgage Corp. This waiver included the bankruptcy filing by Mortgage

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

Corp., which was filed on October 14, 1999. This facility requires the approval of the lenders prior to payment of common and preferred dividends.

     Previously, the Company announced that certain trigger and termination events resulting from losses at Mortgage Corp. had occurred under the agreements with its credit enhancement provider on the Consumer residual assets and the Consumer warehouse facility. The credit enhancement provider has provided monthly waivers of such trigger and termination events which presently extend to December 15, 1999 and has periodically extended the servicing term, presently through November 24, 1999. The credit enhancement provider has escrowed a portion of the excess cash flows payable to affiliates of Consumer for the period from July 1, 1999 through September 30, 1999, in an amount totaling approximately $5.4 million until such time as the Company has resolved any further liquidity issues. Subsequent to quarter end, the credit enhancement provider has released the most recent excess cash flow payment in the amount of approximately $1.9 million covering cash flows for the period from October 1, 1999 through October 31, 1999. The $1.9 million was used to reduce the outstanding balance on the residual financing and to fund Consumer operations. Additionally, the credit enhancement provider has reinstated the advance rate under the warehouse line to 79.5%. Upon the occurrence of the trigger events related to mortgage losses, the advance rate had been reduced to 77%.

     During the quarter, the Company eliminated its repurchase agreement secured by its interests in automobile securitized loans, by refinancing that facility into its residual term debt facility. Reductions through excess payments received from borrowers and other sources have reduced the outstanding balance on these term loans to $5.9 million at September 30, 1999.

     The Company is currently exploring several sources of additional financing. Although no definitive agreement with any investor or lender has been reached, management of the Company is encouraged by the discussions to date and anticipates additional funding will be available. However, should additional financing not become available in the near future, the Company could be adversely affected and certain assets may have to be liquidated to supplement the financing requirements of the Company.

(4) PORTFOLIO ASSETS

     Portfolio Assets are summarized as follows:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
Non-performing Portfolio Assets............................    $ 76,537         $ 93,716
Performing Portfolio Assets................................      18,689           24,759
Real estate Portfolios.....................................       7,538           11,267
                                                               --------         --------
          Total Portfolio Assets...........................     102,764          129,742
Discount required to reflect Portfolio Assets at carrying
  value....................................................     (60,768)         (61,319)
                                                               --------         --------
          Portfolio Assets, net............................    $ 41,996         $ 68,423
                                                               ========         ========

     Portfolio Assets are pledged to secure non-recourse notes payable.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(5) LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
Automobile and consumer finance receivables................    $105,454         $16,475
Other loans held for investment............................       1,244           4,273
Allowance for loan losses..................................     (17,545)         (5,894)
                                                               --------         -------
  Loans receivable, net....................................    $ 89,153         $14,854
                                                               ========         =======

     The activity in the allowance for loan losses is summarized as follows for the periods indicated:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                               1999        1998
                                                              -------    --------
Balances, beginning of period...............................  $ 5,894    $  9,282
  Provision for loan losses.................................       52       4,432
  Discounts acquired........................................   20,650      13,607
  Allocation of reserves to sold loans......................   (7,890)     (7,602)
  Charge off activity:
     Principal balances charged off.........................   (2,679)    (11,294)
     Recoveries.............................................    1,518       3,006
                                                              -------    --------
          Net charge offs...................................   (1,161)     (8,288)
                                                              -------    --------
Balances, end of period.....................................  $17,545    $ 11,431
                                                              =======    ========

     The provision for loan losses during the nine months ended September 30, 1998, was predominantly for automobile finance receivables generated by the NAF platform that was discontinued in January 1998.

(6) RESIDUAL INTERESTS IN SECURITIZATIONS

     The Company has residual interests in securitizations consisting of rated securities, retained interests and related interest only strips (collectively referred to as residual interests) which are attributable to loans sold through securitization transactions by Consumer Corp. Residual interests are comprised of the following as of the dates indicated.

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
Rated securities...........................................     $ 1,449         $ 2,073
Residual interests.........................................      47,222          43,374
Accrued interest...........................................       1,348             352
Allowance for losses.......................................      (7,434)         (4,450)
                                                                -------         -------
                                                                $42,585         $41,349
                                                                =======         =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The activity related to residual interests for 1999 and 1998 is as follows:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999         1998
                                                              --------      -------
Balance, beginning of period................................  $ 41,349      $ 6,935
Cost allocated from securitizations.........................    11,957       28,340
Interest accreted...........................................     4,098        1,504
Cash received from trusts...................................   (11,835)      (4,699)
Provision for permanent impairment of value.................    (2,984)      (3,000)
                                                              --------      -------
Balance, end of period......................................  $ 42,585      $29,080
                                                              ========      =======

(7) EQUITY INVESTMENTS IN ACQUISITION PARTNERSHIPS AND SERVICING ENTITIES

     The Company has investments in Acquisition Partnerships and their general partners that are accounted for on the equity method. During 1999, the Company also acquired investments in Servicing Entities that are accounted for on the equity method. The condensed combined financial position and results of operations of the Acquisition Partnerships (excluding the Servicing Entities), which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized below.

                       CONDENSED COMBINED BALANCE SHEETS

                                                           SEPTEMBER 30,      DECEMBER 31,
                                                               1999               1998
                                                           -------------      ------------
Assets...................................................    $260,771           $295,114
                                                             ========           ========
Liabilities..............................................    $165,747           $190,590
Net equity...............................................      95,024            104,524
                                                             --------           --------
                                                             $260,771           $295,114
                                                             ========           ========
Equity investment in Acquisition Partnerships............    $ 32,547           $ 41,466
Equity investment in Servicing Entities..................       3,507                 --
                                                             --------           --------
                                                             $ 36,054           $ 41,466
                                                             ========           ========

                     CONDENSED COMBINED SUMMARY OF EARNINGS

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  -------------------     --------------------
                                                   1999        1998        1999         1998
                                                  -------     -------     -------     --------
Proceeds from resolution of Portfolio Assets....  $21,190     $33,575     $88,374     $121,203
Gross margin....................................  $10,027     $12,704     $34,384     $ 40,347
Interest income on performing Portfolio
  Assets........................................  $ 2,838     $ 2,129     $ 9,422     $  6,751
Net earnings....................................  $ 6,311     $ 8,042     $22,691     $ 21,025
                                                  =======     =======     =======     ========
Equity in earnings of Acquisition
  Partnerships..................................  $ 3,246     $ 3,061     $ 8,710     $  7,798
Equity in earnings (loss) of Servicing
  Entities......................................  $  (140)         --     $  (162)          --
                                                  -------     -------     -------     --------
                                                  $ 3,106     $ 3,061     $ 8,548     $  7,798
                                                  =======     =======     =======     ========

(8) SEGMENT REPORTING

     At September 30, 1999, the Company was engaged in two reportable segments
i) portfolio asset acquisition and resolution; and ii) consumer lending. These segments have been segregated based on products and services offered by each. Prior to the quarter ended September 30, 1999, the Company also reflected

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES operations from its mortgage banking segment. As described in note 2, the Company has discontinued operations in the mortgage banking segment effective in the third quarter. Accordingly, all activity related to the mortgage banking segment has been reclassified as discontinued operations in the consolidated statements of operations included herein. The following is a summary of results of operations for each of the two remaining segments and a reconciliation to loss from continuing operations for the periods indicated.

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         -------------------   -----------------
                                                           1999       1998      1999      1998
                                                         --------   --------   -------   -------
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Gain on resolution of Portfolio Assets............  $ 1,335    $ 1,947    $ 3,382   $ 7,883
     Equity in earnings of Acquisition Partnerships and
       Servicing Entities..............................    3,106      3,061      8,548     7,798
     Servicing fees....................................      900        769      2,657     2,166
     Other.............................................    1,061        450      3,244     3,078
                                                         -------    -------    -------   -------
          Total........................................    6,402      6,227     17,831    20,925
  Expenses:
     Salaries and benefits.............................    1,019      1,172      3,053     3,439
     Interest on notes payable.........................      938      1,573      3,028     4,502
     Asset level expenses, occupancy, data processing
       and other.......................................    1,536      1,859      4,680     5,960
                                                         -------    -------    -------   -------
          Total........................................    3,493      4,604     10,761    13,901
                                                         -------    -------    -------   -------
     Operating contribution before direct taxes........  $ 2,909    $ 1,623    $ 7,070   $ 7,024
                                                         =======    =======    =======   =======
     Operating contribution, net of direct taxes.......  $ 2,893    $ 1,575    $ 7,025   $ 6,967
                                                         =======    =======    =======   =======
CONSUMER LENDING:
  Revenues:
     Gain on sale of automobile loans..................  $    --    $    --    $ 6,445   $ 2,434
     Interest income...................................    5,451      2,753     12,301     7,971
     Servicing fees....................................    1,168        765      3,689     1,740
     Other.............................................       43        314        112       389
                                                         -------    -------    -------   -------
          Total........................................    6,662      3,832     22,547    12,534
  Expenses:
     Salaries and benefits.............................    1,808      1,149      5,008     3,553
     Provision for loan losses and residual
       interests.......................................    1,074      4,580      3,036     7,432
     Interest on notes payable.........................    1,161        641      2,564     2,455
     Occupancy, data processing and other..............    2,756      1,648      7,853     4,418
                                                         -------    -------    -------   -------
          Total........................................    6,799      8,018     18,461    17,858
                                                         -------    -------    -------   -------
     Operating contribution (loss) before direct
       taxes...........................................  $  (137)   $(4,186)   $ 4,086   $(5,324)
                                                         =======    =======    =======   =======
     Operating contribution (loss), net of direct
       taxes...........................................  $  (137)   $(4,186)   $ 4,086   $(5,324)
                                                         =======    =======    =======   =======
          Total operating income (loss), net of direct
            taxes......................................  $ 2,756    $(2,611)   $11,111   $ 1,643
                                                         =======    =======    =======   =======
CORPORATE OVERHEAD:
  Corporate interest expense...........................   (2,250)      (992)    (5,980)   (2,096)
  Salaries and benefits, occupancy, professional and
     other income and expenses, net....................  $(1,375)    (1,374)    (5,526)  $(2,588)
  Deferred tax benefit (provision) from NOLs...........       --         --     (5,000)    1,500
                                                         -------    -------    -------   -------
  Loss from continuing operations......................  $  (869)   $(4,977)   $(5,395)  $(1,541)
                                                         =======    =======    =======   =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     Total assets for each of the segments and a reconciliation to total assets is as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Portfolio acquisition and resolution assets.................    $ 80,221        $114,596
Consumer assets.............................................     137,297          52,029
Deferred tax benefit........................................      27,101          32,162
Other assets................................................      21,130          21,766
Net assets of discontinued operations.......................      16,433         116,090
                                                                --------        --------
          Total assets......................................    $282,182        $336,643
                                                                ========        ========

(9) PREFERRED STOCK AND SHAREHOLDERS' EQUITY

     In the third quarter of 1999, dividends on the Company's adjusting rate preferred stock were suspended. At September 30, 1999, accumulated dividends in arrears on such preferred stock totaled $.6 million, or $.525 per share.

     In May 1998, the Company closed the public offering of 1,542,150 shares of FirstCity common stock, of which 341,000 shares were sold by selling shareholders. Net proceeds (after expenses) of $34.1 million were used to retire debt. On May 11, 1998, the Company notified holders of its outstanding warrants to purchase shares of common stock that it was exercising its option to repurchase such warrants for $1.00 each. In June 1998, as a result of such notification, warrants representing 471,380 shares of common stock were exercised for an aggregate warrant purchase price of $11.8 million. On July 17, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission which allows the Company to issue up to $250 million in debt and equity securities from time to time in the future. The registration statement became effective July 28, 1998. As of September 30, 1999, there have been no securities issued under this registration statement.

(10) INCOME TAXES

     Federal income taxes are provided at a 35% rate. Net operating loss carry forwards ("NOLs") are available to FirstCity and are recognized as an offset to the provision in the period during which the benefit is realized. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income taxes generated by the quarterly operating results. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic financial statements. Due to the evaluation of the recoverability of the deferred tax asset recognized related to the mortgage banking operations, the Company increased its valuation allowance by $5 million during the quarter ended June 30, 1999. The Company's analysis for the quarter ended September 30, 1999 indicated no additional adjustments were necessary to the valuation allowance. Additional events could occur in the future, and would impact the quarterly recognition of the Company's estimate of the required valuation allowance associated with its NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(11) COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

     On October 14, 1999, Harbor Financial Group, Inc., Harbor Financial Mortgage Corporation and certain of their subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. In a motion filed in those proceedings requesting the appointment of a Chapter 11 Trustee, the debtors have stated that they are reviewing pre-petition transfers to the Company to determine if those transfers are avoidable. The Company believes that it has valid defenses to any allegations that might be made to avoid any pre-petition transfers in connection with the Mortgage Corp. bankruptcy proceedings.

     The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At September 30, 1999, advances of $1.8 million had been made under the obligation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a diversified financial services company engaged in Portfolio Asset acquisition and resolution ("Commercial Corp.") and consumer lending ("Consumer Corp."). The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to Face Value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries. The consumer lending business involves the acquisition, origination, warehousing, securitization and servicing of consumer receivables. The Company's current consumer lending operations are focused on the acquisition of sub-prime automobile receivables.

     During the quarter, the Company adopted plans of discontinuation for its mortgage operations, which consist of Harbor Financial Group, Inc. (formerly known as FirstCity Mortgage Corp.), its subsidiaries (collectively, "Mortgage Corp."), and FC Capital Corp. ("Capital"). As a result of the adoption of plans for discontinued operations, the Company realized losses in the third quarter from the discontinued operations in the amount of $63.1 million. The components of this loss are the write-off of the Company's investment in Mortgage Corp. of $50.5 million, write down in the investment in Capital of $15.6 million, offset by the future operations, net of reserves, of approximately $3 million. The anticipated disposition is subject to many assumptions, including the financial and general market conditions. Changes in these and other factors could materially affect the results of these plans of discontinuation. Furthermore, changes in conditions could dictate changes in the plans of discontinuation, which could result in a material difference in the results of discontinuation.

     On October 14, 1999, Mortgage Corp. filed for protection under Chapter 11 of the Bankruptcy Code. In the filings, the stated assets were approximately $95 million, and the stated liabilities were approximately $98 million. FirstCity has not guaranteed the indebtedness of Mortgage Corp. and has previously reached agreement with its corporate revolving lenders to permanently waive any events of default related to Mortgage Corp., including bankruptcy. Neither FirstCity nor any of its affiliates or business units, other than Mortgage Corp., are contemplating filing for bankruptcy protection.

     The Company posted a loss from continuing operations of $.9 million for the quarter ended September 30, 1999 and $5.4 million for the year-to-date. After dividends on the preferred stock and loss from discontinued operations, the basic net loss was $64.6 million or $7.77 per common share for the quarter and $111.2 million or $13.40 per common share year-to-date. Such loss was primarily comprised of the loss from discontinued operations of $63.1 million for the quarter ended September 30, 1999 and $103.9 million for the year-to-date.

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

     As a result of the significant period to period fluctuations in the revenues and earnings of the Company's Portfolio Asset acquisition and resolution business and the timing of securitization transactions in the Company's Consumer business, period to period comparisons of the Company's results of continuing operations may not be meaningful.

ANALYSIS OF REVENUES AND EXPENSES

     The following table summarizes the revenues and expenses of each of the Company's business lines and presents the operating contribution (loss) of each business.

                       ANALYSIS OF REVENUES AND EXPENSES
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           NINE MONTHS ENDED
                                                     THIRD      THIRD        SEPTEMBER 30,
                                                    QUARTER    QUARTER    --------------------
                                                      1999       1998       1999        1998
                                                    --------   --------   ---------   --------
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Gain on resolution of Portfolio Assets.......  $  1,335   $  1,947   $   3,382   $  7,883
     Equity in earnings of Acquisition
       Partnerships and Servicing Entities........     3,106      3,061       8,548      7,798
     Servicing fees...............................       900        769       2,657      2,166
     Other........................................     1,061        450       3,244      3,078
                                                    --------   --------   ---------   --------
          Total...................................     6,402      6,227      17,831     20,925
  Expenses:
     Salaries and benefits........................     1,019      1,172       3,053      3,439
     Interest on notes payable....................       938      1,573       3,028      4,502
     Asset level expenses, occupancy, data
       processing and other.......................     1,536      1,859       4,680      5,960
                                                    --------   --------   ---------   --------
          Total...................................     3,493      4,604      10,761     13,901
                                                    --------   --------   ---------   --------
  Operating contribution before direct taxes......  $  2,909   $  1,623   $   7,070   $  7,024
                                                    ========   ========   =========   ========
  Operating contribution, net of direct taxes.....  $  2,893   $  1,575   $   7,025   $  6,967
                                                    ========   ========   =========   ========
CONSUMER LENDING:
  Revenues:
     Gain on sale of automobile loans.............  $     --   $     --   $   6,445   $  2,434
     Interest income..............................     5,451      2,753      12,301      7,971
     Servicing fees...............................     1,168        765       3,689      1,740
     Other........................................        43        314         112        389
                                                    --------   --------   ---------   --------
          Total...................................     6,662      3,832      22,547     12,534
  Expenses:
     Salaries and benefits........................     1,808      1,149       5,008      3,553
     Provision for loan losses and residual
       interests..................................     1,074      4,580       3,036      7,432
     Interest on notes payable....................     1,161        641       2,564      2,455
     Occupancy, data processing and other.........     2,756      1,648       7,853      4,418
                                                    --------   --------   ---------   --------
          Total...................................     6,799      8,018      18,461     17,858
                                                    --------   --------   ---------   --------
  Operating contribution (loss) before direct
     taxes........................................  $   (137)  $ (4,186)  $   4,086   $ (5,324)
                                                    ========   ========   =========   ========
  Operating contribution (loss), net of direct
     taxes........................................  $   (137)  $ (4,186)  $   4,086   $ (5,324)
                                                    ========   ========   =========   ========
          Total operating contribution (loss), net
            of direct taxes.......................  $  2,756   $ (2,611)  $  11,111   $  1,643
                                                    ========   ========   =========   ========

                                                                           NINE MONTHS ENDED
                                                     THIRD      THIRD        SEPTEMBER 30,
                                                    QUARTER    QUARTER    --------------------
                                                      1999       1998       1999        1998
                                                    --------   --------   ---------   --------
CORPORATE OVERHEAD:
  Corporate interest expense......................  $ (2,250)  $   (992)  $  (5,980)  $ (2,096)
  Salaries and benefits, occupancy, professional
     and other income and expenses, net...........    (1,375)    (1,374)     (5,526)    (2,588)
  Deferred tax benefit (provision) from NOLs......        --         --      (5,000)     1,500
                                                    --------   --------   ---------   --------
  Loss from continuing operations.................      (869)    (4,977)     (5,395)    (1,541)
  Loss from discontinued operations, net of
     benefit (provision) for income taxes of $--,
     $--, $-- and $(89), respectively.............   (63,058)   (33,523)   (103,915)   (23,539)
                                                    --------   --------   ---------   --------
  Net loss........................................   (63,927)   (38,500)   (109,310)   (25,080)
  Preferred dividends.............................      (642)    (1,514)     (1,926)    (4,544)
                                                    --------   --------   ---------   --------
  Net loss to common shareholders.................  $(64,569)  $(40,014)  $(111,236)  $(29,624)
                                                    ========   ========   =========   ========
BASIC AND DILUTED LOSS PER COMMON SHARE IS AS
  FOLLOWS:
  Loss from continuing operations before
     accounting change per common share...........  $  (0.18)  $  (0.78)  $   (0.79)  $  (0.83)
  Discontinued operations per common share........  $  (7.59)  $  (4.06)  $  (12.52)  $  (3.20)
  Cumulative effect of accounting change..........  $     --   $     --   $   (0.09)  $     --
  Net loss per common share
     share........................................  $  (7.77)  $  (4.84)  $  (13.40)  $  (4.03)
  Weighted average common shares outstanding......     8,314      8,261       8,301      7,351
ORIGINATION AND OTHER FINANCIAL DATA:
  Commercial Corp.:
     Aggregate purchase price of assets
       acquired...................................  $140,784   $  9,200   $ 208,780   $ 79,040
     Proceeds from resolution.....................    27,157     41,095     105,359    158,754
  Consumer Corp.:
     Aggregate acquisition of automobile and other
       consumer receivables.......................  $ 43,774   $ 37,056   $ 152,518   $104,117

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     The following table presents selected information regarding the revenues and expenses of Commercial Corp.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                   PORTFOLIO ASSET ACQUISITION AND RESOLUTION
                             (DOLLARS IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                          THIRD     THIRD      SEPTEMBER 30,
                                                         QUARTER   QUARTER   -----------------
                                                          1999      1998      1999      1998
                                                         -------   -------   -------   -------
GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
  Average investment:
     Nonperforming Portfolios..........................  $26,370   $38,728   $30,209   $43,744
     Performing Portfolios.............................   12,050    13,546    16,571    13,819
     Real estate Portfolios............................    8,514    14,746     9,375    16,892
  Gain on resolution of Portfolio Assets:
     Nonperforming Portfolios..........................    1,027     1,181     2,466     5,071
     Performing Portfolios.............................       --        --        --       299
     Real estate Portfolios............................      308       766       916     2,513
                                                         -------   -------   -------   -------
          Total........................................  $ 1,335   $ 1,947   $ 3,382   $ 7,883
                                                         =======   =======   =======   =======
  Interest income on performing Portfolios.............  $   467   $   339   $ 1,954   $ 1,525
  Gross profit percentage on resolution of Portfolio
     Assets:
     Nonperforming Portfolios..........................    21.55%    29.70%    18.81%    23.39%
     Performing Portfolios.............................       --        --        --      7.99%
     Real estate Portfolios............................    25.76%    21.62%    23.63%    20.72%
     Weighted average gross profit percentage..........    22.39%    25.89%    19.91%    20.99%
     Interest yield on performing Portfolios
       (annualized)....................................    15.51%    10.01%    15.72%    14.01%
SERVICING FEE REVENUES:................................  $   900   $   769   $ 2,657   $ 2,166
PERSONNEL:
  Personnel expenses...................................  $ 1,019   $ 1,172   $ 3,053   $ 3,439
  Number of personnel (at period end):
     Production........................................       10        12
     Servicing.........................................       64        70
                                                         -------   -------
          Total........................................       74        82
                                                         =======   =======
INTEREST EXPENSE:
  Average debt.........................................  $45,417   $74,301   $53,216   $73,826
  Interest expense.....................................      938     1,573     3,028     4,502
  Average yield (annualized)...........................     8.26%     8.47%     7.58%     8.13%

     The following chart presents selected information regarding the revenues and expenses of the Acquisition Partnerships.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                            ACQUISITION PARTNERSHIPS
                             (DOLLARS IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                          THIRD     THIRD      SEPTEMBER 30,
                                                         QUARTER   QUARTER   -----------------
                                                          1999      1998      1999      1998
                                                         -------   -------   -------   -------
REVENUES:
  Gain on resolution of Portfolio Assets...............  $10,027   $12,704   $34,384   $40,347
  Gross profit percentage on resolution of Portfolio
     Assets............................................    47.32%    37.84%    38.91%    33.29%
  Interest income......................................    2,838     2,129     9,422     6,751
  Other income.........................................      495     1,577     1,634     1,910
INTEREST EXPENSE:
  Interest expense.....................................  $ 4,570   $ 3,250   $10,425   $10,207
  Average yield (annualized)...........................    10.09%     7.99%    10.58%     7.28%
OTHER EXPENSES:
  Servicing fees.......................................  $ 1,395   $ 1,148   $ 3,904   $ 3,933
  Legal................................................      272       711     1,491     1,696
  Property protection..................................       85     1,679     2,115     3,673
  Other................................................      727     1,580     4,814     8,474
                                                         -------   -------   -------   -------
          Total other expenses.........................    2,479     5,118    12,324    17,776
                                                         -------   -------   -------   -------
          Net earnings.................................  $ 6,311   $ 8,042   $22,691   $21,025
                                                         =======   =======   =======   =======

CONSUMER LENDING

     The following chart presents selected information regarding the revenues and expenses of Consumer Corp.'s consumer lending business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                CONSUMER LENDING
                             (DOLLARS IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                          THIRD     THIRD      SEPTEMBER 30,
                                                         QUARTER   QUARTER   -----------------
                                                          1999      1998      1999      1998
                                                         -------   -------   -------   -------
INTEREST INCOME:
  Average loans and investments:
     Auto..............................................  $79,330   $32,748   $48,175   $39,397
     Investments.......................................   42,521    32,471    41,405    22,940
  Interest income:
     Auto..............................................  $ 3,945   $ 1,783   $ 7,843   $ 6,253
     Investments.......................................    1,396       833     4,099     1,523
  Average yield (annualized):
     Auto..............................................    19.89%    21.78%    21.71%    21.16%
     Investments.......................................    13.13%    10.27%    13.20%     8.85%
SERVICING FEE REVENUES.................................  $ 1,168   $   765   $ 3,689   $ 1,740
PERSONNEL:
  Personnel expenses...................................  $ 1,808   $ 1,149   $ 5,008   $ 3,553
  Number of personnel (at period end):
     Production........................................      160        99
     Servicing.........................................      121       100
                                                         -------   -------
          Total........................................      281       199
                                                         =======   =======
INTEREST EXPENSE:
  Average debt.........................................  $64,117   $29,409   $46,871   $37,202
  Interest expense.....................................    1,161       641     2,564     2,455
  Average yield (annualized)...........................     7.24%     8.72%     7.29%     8.80%

BENEFIT (PROVISION) FOR INCOME TAXES

     The Company has substantial federal NOLs, which can be used to offset the tax liability associated with the Company's pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income taxes generated by the quarterly operating results. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic financial statements. Due to the evaluation of the recoverability of the deferred tax asset recognized related to the mortgage banking operations the Company increased its valuation allowance by $5 million during the quarter ended June 30, 1999. The Company's analysis for the quarter ended September 30, 1999 resulted in no change in the valuation allowance. Additional events could occur in the future, and would impact the quarterly recognition of the Company's estimate of the required valuation allowance associated with its NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

     The Company reported a net loss of $63.9 million in the third quarter 1999 compared to a loss of $38.5 million in 1998. Net loss to common shareholders was $64.6 million in 1999 compared to a loss of $40.0 million in 1998. On a per share basis, net loss attributable to common shareholders was $7.77 in 1999 compared to $4.84 in 1998. The principal factor contributing to the loss in the 1999 third quarter was the loss related to the discontinued operations of the mortgage business segment of the Company. This loss was $63.1 million or $7.59 per share for 1999 compared to a loss of $33.5 million or $4.06 per share in 1998.

  Portfolio Asset Acquisition and Resolution

     Commercial Corp.'s quarter end investment in Portfolio Assets decreased to $42.0 million in 1999 from $61.4 million in 1998. Commercial Corp., through its investment in Acquisition Partnerships, invested $3.8 million in equity in Portfolio Assets in 1999 compared to $2.7 million in 1998. Such investments represented Commercial Corp.'s share of Portfolio Assets acquired totaling $140.8 million and $9.2 million for the quarters ended September 30, 1999 and 1998, respectively.

     Net gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets decreased by 21% to $6.0 million in 1999 from $7.5 million in 1998. The net gain on resolution of Portfolio Assets decreased by 31% to $1.3 million in 1999 from $1.9 million in 1998 as the result of lower collections and a lower gross profit percentage. The gross profit percentage on the resolution of Portfolio Assets in 1999 was 22.4% as compared to 25.9% in 1998.

     Equity in earnings of Acquisition Partnerships. Equity earnings for the quarter were flat period to period.

     Servicing fee revenues. Servicing fees increased by 17% to $.9 million in 1999 from $.8 million in 1998 primarily as a result of collections from the acquisition partnership in Mexico formed at year-end 1998.

     Other revenues. Other revenues increased by 136% to $1.1 million in 1999 compared to $.5 million in 1998 principally as a result of higher gain on sale of other assets.

     Operating expenses. Operating expenses declined by 24% to $3.5 million in 1999 from $4.6 million in 1998 primarily as a result of reduced personnel and interest expense.

     Salaries and benefits decreased by $.2 million or 13% in 1999 as a result of staff reductions during the quarter.

     Interest on notes payable declined $.6 million or 40% due to overall lower cost of funds and lower debt levels.

     Asset level expenses, occupancy, data processing and other expenses decreased by 17% to $1.5 million in 1999 from $1.9 million in 1998 as a result of lower investments in Portfolio Assets and the consolidation of servicing offices in 1999.

  Consumer Lending

     Interest, service fees and other income. Interest income increased by 98% to $5.5 million in 1999 from $2.8 million in 1998, reflecting increased levels of loan origination activity and an increase in the average balance of aggregate loans and investments held by Consumer Corp. during 1999. Servicing fees increased $.4 million or 53% due to increased service fee revenue from securitization trusts.

     Interest expense. Interest expense increased by 81% to $1.2 million in 1999 from $.6 million in 1998 as a result of higher volume of debt.

     Operating expenses. Operating expenses decreased by 24% to $5.6 million in 1999 from $7.4 million in 1998 primarily as a result of a significant decrease in the provision for impairment on residual interests.

     Provision for loan losses and impairment on residual interests decreased by $3.5 million from 1998 as a result of decreased losses in NAF originated Auto Receivable residuals.

     Salaries and benefits increased by $.7 million or 57% and other expenses increased $1.1 million or 67% as a result of the increased levels of operating activity.

  Other Items Affecting Net Loss

     The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

     Corporate interest expense. Company level interest expense increased by 127% to $2.3 million in 1999 from $1.0 million in 1998 as a result of higher volumes of debt associated with the equity required to purchase Portfolio Assets, equity interests in Acquisition Partnerships and capital support to operating subsidiaries.

     Corporate overhead. Salaries and benefits and other overhead expenses were flat from period to period.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. A valuation allowance was established during 1999 and 1998 in an amount equal to the tax NOLs recorded during each period.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     The Company reported a net loss of $109.3 million in 1999 (including a deferred tax provision of $5 million) compared to a loss of $25.1 million in 1998 (including a $1.5 million deferred tax benefit from NOLs). Net loss to common shareholders was $111.2 million in 1999 compared to a loss of $29.6 million in 1998. On a per share basis, net loss attributable to common shareholders was $13.40 in 1999 compared to $4.03 in 1998. The primary factor contributing to the loss for the year was losses from discontinued mortgage operations of $103.9 million or $12.52 per share for 1999 as compared to losses of $23.5 million or $3.20 per share in 1998. Additionally, an accounting change related to SOP 98-5 resulted in a loss of $.8 million in the first nine months of 1999 or $0.09 per share.

  Portfolio Asset Acquisition and Resolution

     Commercial Corp.'s quarter end investment in Portfolio Assets decreased to $42.0 million in 1999 from $61.4 million in 1998. Commercial Corp., through its investment in Acquisition Partnerships invested $10.8 million in equity in Portfolio Assets in 1999 compared to $19.6 million in 1998. Such investments represented Commercial Corp.'s Share of Portfolio Assets acquired totaling $208.8 million and $79.0 million for the nine months ended September 30, 1999 and 1998, respectively.

     Net gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets decreased by 55% to $17.0 million in 1999 from $37.6 million in 1998. The net gain on resolution of Portfolio Assets decreased by 57% to $3.4 million in 1999 from $7.9 million in 1998 as the result of lower collections. The gross profit percentage on the resolution of Portfolio Assets in 1999 was 20% as compared to 21% in 1998.

     Equity in earnings of Acquisition Partnerships. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships decreased by 27% to $88.4 million in 1999 from $121.2 million in 1998 while the gross profit percentage increased to 38.9% in 1999 from 33.3% in 1998. Interest income rose $2.7 million in 1999. Other expenses of the Acquisition Partnerships decreased by $5.5 million in 1999 generally reflecting costs associated with the resolution of Portfolio Assets in Europe which generated proceeds of $43.9 million. The net result was an overall increase in the net income of the Acquisition Partnerships of 7.9% to $22.7 million in 1999 from $21.0 million in 1998. As a result, Commercial Corp.'s equity earnings from Acquisition Partnerships increased by 9.6% to $8.5 million in 1999 from $7.8 million in 1998.

     Servicing fee revenues. Servicing fees increased by 23% to $2.7 million in 1999 from $2.2 million in 1998 primarily as a result of collections from the acquisition partnership in Mexico formed at year-end 1998.

     Other revenues. Other revenues were flat year to year.

     Operating expenses. Operating expenses declined by 23% to $10.8 million in 1999 from $13.9 million in 1998 primarily as a result of reduced interest expense and lower asset level expenses.

     Salaries and benefits decreased $.4 million primarily due to staff reductions since the prior year.

     Interest on notes payable declined $1.5 million or 33% due to overall lower cost of funds and lower debt levels.

     Asset level expenses, occupancy, data processing and other expenses decreased by 21% to $4.7 million in 1999 from $6.0 million in 1998 as a result of lower investments in Portfolio Assets and the consolidation of servicing offices in 1999.

  Consumer Lending

     Gain on sale of automobile loans. In the first nine months of 1999, Consumer Corp. realized a gain of $6.4 million on the sale of automobile loans as compared to $2.4 million in 1998, primarily due to the purchase discount associated with the underlying loans sold into the securitization.

     Interest, service fees and other income. Interest income increased by 54% to $12.3 million in 1999 from $8.0 million in 1998, reflecting increased levels of loan origination activity and an increase in the average balance of aggregate loans and investments held by Consumer Corp. during 1999. Service fees income increased $1.9 million or 112% due to increased service fee revenue from securitization trusts.

     Interest expense. Interest expense increased by 4% to $2.6 million in 1999 from $2.5 million in 1998 as a result of higher volume of debt.

     Operating expenses. Operating expenses increased by 3% to $15.9 million in 1999 from $15.4 million in 1998 primarily as a result of increased operating activity.

     Provision for loan losses and impairment on residual interests decreased by $4.4 million or 59% from 1998 as a result of decreased losses in the NAF originated Auto Receivable residuals.

     Salaries and benefits increased by $1.5 million or 41% and other expenses increased $3.4 million or 78% as a result of the increased levels of operating activity.

  Other Items Affecting Net Loss

     The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

     Corporate interest expense. Company level interest expense increased by 185% to $6.0 million in 1999 from $2.1 million in 1998 as a result of higher volumes of debt associated with the equity required to purchase Portfolio Assets, equity interests in Acquisition Partnerships and capital support to operating subsidiaries.

     Corporate overhead. Salary and benefits decreased 24% to $1.9 million in 1999. Loan fees and professional fees account for the majority of the $3.0 million increase in other overhead expenses, which increased due to higher borrowings and other costs associated with outsourcing projects related to the Company's year 2000 initiative and other operational reviews, as well as a write-off of $.5 million of organization costs in accordance with SOP 98-5. Additionally, during the first nine months of 1998 the Company recognized deferred premium income related to the redemption of Special Preferred Stock.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income (loss) and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded a deferred tax provision of $5 million to increase the valuation allowance on the deferred tax asset based on an evaluation of the realization of income from the mortgage banking operations in 1999 as compared to a benefit of $1.5 million in 1998.

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

     The Company completed an extension and renewal of its working capital revolving line of credit with its revolving lenders ("Revolving Lenders") in August 1999 in the amount of $93 million. This renewed facility includes a sub-line for FirstCity Consumer Lending Corporation ("Consumer") and matures June 30, 2000. During the quarter, the Company reached an agreement with its Revolving Lenders that waived all existing and future defaults related to Mortgage Corp. This waiver included the bankruptcy filing by Mortgage Corp., which was filed on October 14, 1999. This facility requires the approval of the lenders prior to payment of common and preferred dividends.

     Previously, the Company announced that certain trigger and termination events resulting from losses at Mortgage Corp. had occurred under the agreements with its credit enhancement provider on the Consumer residual assets and the Consumer warehouse facility. The credit enhancement provider has provided monthly waivers of such trigger and termination events which presently extend to December 15, 1999 and has periodically extended the servicing term, presently through November 24, 1999. The credit enhancement provider has escrowed a portion of the excess cash flows payable to affiliates of Consumer for the period from July 1, 1999 through September 30, 1999, in an amount totaling approximately $5.4 million until such time as the Company has resolved any further liquidity issues. Subsequent to quarter end, the credit enhancement provider has released the most recent excess cash flow payment in the amount of approximately $1.9 million covering cash flows for the period from October 1, 1999 through October 31, 1999. The $1.9 million was used to reduce the outstanding balance on the residual financing and to fund Consumer operations. Additionally, the credit enhancement provider has reinstated the advance rate under the warehouse line to 79.5%. Upon the occurrence of the trigger events related to mortgage losses, the advance rate had been reduced to 77%.

     During the quarter, the Company eliminated its repurchase agreement secured by its interests in automobile securitized loans, by refinancing that facility into its residual term debt facility. Reductions through excess payments and other sources have reduced the outstanding balance on that facility to $5.9 million at quarter end.

     The Company is currently exploring several sources of additional financing. Although no definitive agreement with any investor or lender has been reached, management of the Company is encouraged by the discussions to date and anticipates additional funding will be available. However, should additional financing not become available in the near future, the Company could be adversely affected and certain assets may have to be liquidated to supplement the financing requirements of the Company.

     The Company and each of its major operating subsidiaries have entered into one or more credit facilities to finance its respective operations. Each of the operating subsidiary credit facilities is nonrecourse to the Company and the other operating subsidiaries, except as discussed below.

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of September 30, 1999, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $253 million and outstanding borrowings of $222 million. The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the

Acquisition Partnerships were parties as of November 18, 1999 and the outstanding borrowings under such facilities as of September 30, 1999.

                               CREDIT FACILITIES

                                                OUTSTANDING
                                 PRINCIPAL    BORROWINGS AS OF
                                  AMOUNT     SEPTEMBER 30, 1999        INTEREST RATE         OTHER TERMS AND CONDITIONS
                                 ---------   ------------------   -----------------------    --------------------------
                                     (DOLLARS IN MILLIONS)
FIRSTCITY
Company Credit Facility........    $ 93             $87           Prime + 1.0% to Prime +  Secured by the assets of the
                                                                  4%                       Company, expires June 30, 2000
Term fixed asset facilities....       1               1           Prime + 1.0%             Secured by certain fixed
                                                                                           assets, expires January 1, 2001
Term credit facilities.........      10              10           LIBOR + 5.0%             Secured by stock of an
                                                                                           acquisition partnership and
                                                                                           certain residual interests,
                                                                                           expires February 20, 2000 and
                                                                                           January 3, 2001
COMMERCIAL CORP.
  Term facility................      67              67           LIBOR + 4.0%             Term facility secured by
                                                                                           existing Portfolio Assets,
                                                                                           expires April 30, 2000
                                                                                           (includes $58 million advanced
                                                                                           to unconsolidated Acquisition
                                                                                           Partnerships).
French and Japanese acquisition
  facility.....................       4               3           French franc LIBOR +     Acquisition facility to fund
                                                                  3.5%, Japanese yen       equity investments in French
                                                                  LIBOR + 3.5%             and Japanese Portfolio Assets,
                                                                                           expires March 31, 2000.
                                                                                           Guaranteed by Commercial Corp.
                                                                                           and the Company. Facility was
                                                                                           paid-off subsequent to
                                                                                           September 30, 1999
Term acquisition facilities....      28              28           Fixed at 7.00% to 7.66%  Acquisition facilities for
                                                                                           existing Portfolio Assets.
                                                                                           Secured by Portfolio Assets.
                                                                                           Expires February 25, 2003 and
                                                                                           June 5, 2002 and November 7,
                                                                                           2002
CONSUMER CORP.
Warehouse facility.............     100              76           Rate equal to the mixed  Commercial paper conduit
                                                                  rate of LIBOR and        warehouse facility secured by
                                                                  commercial paper rates   automobile receivables, expires
                                                                                           March 30, 2000
Term facilities................       6               6           Prime + 1%               Term facility secured by
                                                                  Fixed at 10%             residual interests in
                                                                                           automobile securitized loans,
                                                                                           expires December 31, 1999,
                                                                                           March 15, 2000 and May 15, 2000
Term fixed asset facilities....       2               2           Fixed at 9.33% to 9.50%  Secured by certain fixed
                                                                                           assets, expires July 31, 2002
                                                                                           and 2003
OTHER
Unconsolidated Acquisition
  Partnerships Term acquisition
  facilities...................      72              72           Fixed at 4.5% to 13%,    Senior and subordinated loans
                                                                  LIBOR + 3.0% to 5.0%     secured by Portfolio Assets,
                                                                  and Prime + 1.0%         various maturities

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

     The potential problems posed by this issue affect the Company's internal business-critical systems (internal systems) upon which the Company depends. This includes information technology systems and applications (IT), as well as non-IT systems and equipment with embedded technology, such as fax machines and telephone systems. Examples of internal IT systems includes accounting systems such as general ledger, loan servicing systems, cash management systems and loan origination systems. In addition to the internal systems, the Company may be at risk from Year 2000 failures caused by or occurring to third parties. Some third parties have significant direct business relationships with the Company. These parties include borrowers, lenders, investors who buy the Company's loan products and outside system vendors such as PeopleSoft and McCracken Financial Software that develop and maintain the Company's critical software systems.

THE COMPANY'S YEAR 2000 INITIATIVE

     The Company, with the assistance of a consulting firm that specializes in Year 2000 readiness, has been in the process of conducting an enterprise-wide Year 2000 initiative that encompasses both the internal systems and exposure to third parties. For the Company's internal systems, the initiative has been approached in four phases comprised of assessment, remediation, testing and contingency planning. While there is considerable overlap in the timing of the four phases, the internal assessment phase was completed in March 1999 within the $135,000 budget allocated for this phase. The components (i.e., hardware and software) of all internal systems have been identified and the Year 2000 readiness assessed.

     The Company has identified its third party business relationships and is conducting a letter writing campaign to obtain written representations of Year 2000 readiness from the mission critical and significant third party business relationships. At present, approximately 1000 letters have been mailed with 58% of the entities responding including both mission critical and non-mission critical relationships. At this time 100% of the mission critical business relationships have responded with 98% of those indicating that they are Year 2000 ready or have Year 2000 plans in place. The letter writing campaign to assess third party relationships will continue throughout the remainder of 1999.

     A comprehensive remediation and testing plan along with a budget of approximately $1,500,000 for the remainder of the Year 2000 project was presented and approved by the Board of Directors of the Company on April 15, 1999. Within this budget, approximately $1,039,160 was for computer hardware, software and remediation consultants associated with the discontinued mortgage banking segment. FirstCity and its remaining business units have completed Year 2000 remediation activities using 70% of the $477,900 budgeted for this phase. All estimated costs have been budgeted and will be funded by cash flows from operations.

     Remediation of mission critical infrastructure components began in January 1999 and was completed as of June 30, 1999. Infrastructure is defined as Servers, Workstations, Operating Systems and Network Operating Systems. Mission critical vendor supplied applications have been upgraded to the vendor's disclosed Year 2000 ready release. The General Ledger accounting systems have been replaced by the implementation of PeopleSoft Financials in the third quarter of 1999. Mission critical custom applications written and/or maintained by the Company have been remediated and are in the process of verification testing. Test plans have been written for these applications and testing will be completed by the end November 1999.

     Non IT systems, including fax machines, copiers and building mechanical systems are also being addressed. Fax and copy machines have been identified by model number and manufacturers have been contacted using the third party/vendor letters requesting their Year 2000 readiness. Properties owned or occupied by the Company's business units are managed by individual property management companies who have been contacted as to the readiness of the mechanical systems within those buildings. To date no critical

Non-IT systems or equipment with embedded technology have been identified as having Year 2000 related issues that will have a significant impact on business operations.

     Based on the Company's remediation efforts, responses received and testing to date, it is not anticipated that any internal or third party Year 2000 readiness issues will materially affect the Company. The Company expects to have a comprehensive Year 2000 contingency plan in place by the fourth quarter of 1999. In general, contingency plans will be developed to replace any significant third party service providers or internal systems that have not completed their Year 2000 initiative and disclosed their readiness to the Company by the end of the third quarter of 1999. Contingency planning also involves a comprehensive risk assessment in order to maintain focus on critical business relationships and systems. Contingency planning with respect to third parties will continue throughout the remainder of 1999.

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

     The Company believes that the most reasonably likely worst case scenarios that could have adverse effects on the Company are the failures of third parties, particularly borrowers, its lenders and the investors who purchase its loan products. The Company's borrowers could be affected by any adverse impact on the general economy that could cause a rise in delinquencies. Lenders, who provide funds used by the Company to acquire assets, might be adversely affected, disrupting the flow of funds, which could have an adverse impact on the Company's ability to make new loans. Likewise, a disruption in services by investors could have an adverse impact on the Company's ability to sell loans, which would result in significant reductions in operating activities.

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company's strategic objectives and future performance, which are not historical fact, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect", "intend", "plan", "estimate", "believe", "will be", "will continue", "will likely result", and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, the impact of certain covenants in loan agreements of the Company and its subsidiaries; the degree to which the Company is leveraged; its need for financing; the continued availability of the Company's credit facilities; capital markets conditions, including the markets for asset-backed securities and commercial mortgage-backed securities; the performance of the Company's subsidiaries and affiliates; availability of net operating loss carryforwards; risks associated with rapid growth and entry into new businesses; general economic conditions; interest rate risk; prepayment speeds; delinquency and default rates; credit loss rates; changes (legislative and otherwise) in the asset securitization industry; risk of securitization; demand for the Company's services; residential and commercial and other real estate values; changes in foreign political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to attract and retain qualified and key personnel; and dependence on automobile dealership relationships, the Company's Year 2000 issues; factors more fully discussed and identified under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, risk factors and other risks identified in the Company's current report on Form 10-K, filed March 31, 1999 and other Securities and Exchange Commission filings. Many of these factors are beyond the Company's control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Report speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's operations are materially impacted by net gains on sales of loans and net interest margins. The level of gains from loan sales the Company achieves is dependent on demand for the products originated. Net interest margins are dependent on the Company to maintain the spread or interest differential between the interest it charges the customer for loans and the interest the Company is charged for the financing of those loans. The following describes each component of interest bearing assets held by the Company and how each could be effected by changes in interest rates.

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

     The Company's residual interests in securitizations represent the present value of the excess cash flows the Company expects to receive over the life of the underlying sub-prime mortgage (included in net assets of discontinued operations) or automobile loans. The value of the sub-prime mortgage residual interest is adversely affected by prepayment, losses and delinquencies due to the longer term of the underlying assets and the value would be negatively impacted by an increase in short-term rates, as a portion of the cash flows fluctuate monthly based upon the one-month LIBOR. The potential effects of adverse changes in interest rates has been factored into the reserve for future losses of discontinued operations. The sub-prime automobile residual interests is affected less by prepayment speeds due to the shorter term of the underlying assets and the fact that the loans are fixed rate, generally at the highest rate allowable by law.

     Additionally the Company has various sources of financing which have been previously described in the Liquidity Capital Resources section of Item 2.

     In summary, the Company would be negatively impacted by rising interest rates and declining prices for its sub-prime loans. Rising interest rates would negatively impact the value of the residual interests in the securitization and declining prices for the Company's sub-prime loans would adversely effect the levels of gains achieved upon the sale of those loans.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company filed suit in the federal district court for the Western District of Texas, Waco Division, against Chase Bank of Texas, N.A. and Chase Securities, Inc. on September 17, 1999 seeking damages resulting from alleged violations by the defendants of the Bank Holding Company Act and from civil conspiracy engaged in by the defendants, and injunctive relief, arising from an engagement letter entered into between the Company and Chase Securities, Inc. relating to the sale assets or securities of Harbor Financial Group, Inc., Harbor Financial Mortgage Corporation and their subsidiaries (collectively "Harbor"). The Company alleges that Chase Bank of Texas, N.A. conditioned its extension of credit to Harbor on the retention of Chase Securities, Inc. by the Company and Harbor in violation of the Bank Holding Company Act. The Company has, in its First Amended Original Complaint filed on November 5, 1999, sought a judicial declaration that the plaintiffs are not obligated to pay any commission to Chase Securities, Inc. under the engagement letter. The actual damages sought by the Company are in excess of $200,000,000. The Company also seeks recovery of three times its damages pursuant to the Bank Holding Company Act and recovery of its costs of court, including reasonable attorneys fees. On October 4, 1999, Chase Securities, Inc. filed suit against the Company before the Supreme Court for the State of New York, County of New York; Commercial Part seeking recovery of $2,400,000 as the balance of a transaction fee allegedly due it under the terms of the engagement letter, expenses in an amount in excess of $3,909, and other just and proper relief. The Company denies that is has any liability to Chase Securities, Inc. and intends to vigorously defend the suit.

     On October 14, 1999, Harbor Financial Group, Inc., Harbor Financial Mortgage Corporation and certain of their subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     In the third quarter of 1999, dividends on the Company's adjusting rate preferred stock were suspended. At September 30, 1999, accumulated dividends in arrears on such preferred stock totaled $.6 million, or $.525 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.2            -- Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          4.1            -- Certificate of Designations of the New Preferred Stock
                            ($0.01 par value) of the Company (incorporated herein by
                            reference to Exhibit 4.1 to the Company's Current Report
                            on Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.2            -- Warrant Agreement, dated July 3, 1995, by and between the
                            Company and American Stock Transfer & Trust Company, as
                            Warrant Agent (incorporated herein by reference to
                            Exhibit 4.2 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          4.3            -- Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor
                            Financial Mortgage Company Employees Pension Plan,
                            Lindsey Capital Corporation, Ed Smith and Thomas E. Smith
                            (incorporated herein by reference to Exhibit 4.3 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.4            -- Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company
                            (incorporated herein by reference to Exhibit 4.4 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.5            -- Registration Rights Agreement, dated March 24, 1998,
                            between the Company and Texas Commerce Shareholders
                            Company. (incorporated herein by reference to Exhibit 4.5
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 24, 1998).
          9.1            -- Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain
                            and Cargill Financial Services Corporation (incorporated
                            herein by reference to Exhibit 9.1 of the Company's Form
                            10-K dated March 24,1998 filed with the Commission on
                            March 26, 1998).
         10.1            -- Trust Agreement of FirstCity Liquidating Trust, dated
                            July 3, 1995 (incorporated herein by reference to Exhibit
                            10.1 of the Company's Current Report on Form 8-K dated
                            July 3, 1995 filed with the Commission on July 18, 1995).
         10.2            -- Investment Management Agreement, dated July 3, 1995,
                            between the Company and FirstCity Liquidating Trust
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Current Report on Form 8-K dated July 3, 1995
                            filed with the Commission on July 18, 1995).
         10.3            -- Lock-Box Agreement, dated July 11, 1995, among the
                            Company, NationsBank of Texas, N.A., as lock-box agent,
                            FirstCity Liquidating Trust, FCLT Loans, L.P., and the
                            other Trust-Owned Affiliates signatory thereto, and each
                            of NationsBank of Texas, N.A. and Fleet National Bank, as
                            co-lenders (incorporated herein by reference to Exhibit
                            10.3 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.4            -- Custodial Agreement, dated July 11, 1995, among Fleet
                            National Bank, as custodian, Fleet National Bank, as
                            agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and
                            the Company (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.5            -- Tier 3 Custodial Agreement, dated July 11, 1995, among
                            the Company, as custodian, Fleet National Bank, as agent,
                            FCLT Loans, L.P., FirstCity Liquidating Trust, and the
                            Company, as servicer (incorporated herein by reference to
                            Exhibit 10.5 of the Company's Form 8-A/A dated August 25,
                            1995 filed with the Commission on August 25, 1995).
         10.6            -- 12/97 Amended and Restated Facilities Agreement, dated
                            effective as of December 3, 1997, among Harbor Financial
                            Mortgage Corporation, New America Financial, Inc., Texas
                            Commerce Bank National Association and the other
                            warehouse lenders party thereto (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.7            -- Modification Agreement, dated January 26, 1998, to the
                            Amended and Restated Facilities Agreement, dated as of
                            December 3, 1997, among Harbor Financial Mortgage
                            Corporation, New America Financial, Inc. and Chase Bank
                            of Texas, National Association (formerly known as Texas
                            Commerce Bank National Association) (incorporated herein
                            by reference to Exhibit 10,7 of the company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.8            -- $50,000,000 3/98 Chase Texas Temporary Additional
                            Warehouse Note, dated March 17, 1998, by Harbor Financial
                            Mortgage Corporation and New America Financial, Inc., in
                            favor of Chase Bank of Texas, National Association
                            (incorporated herein by reference to Exhibit 10.8 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.9            -- Employment Agreement, dated as of July 1, 1997, by and
                            between Harbor Financial Mortgage Corporation and Richard
                            J. Gillen (incorporated herein by reference to Exhibit
                            10.9 of the Company's 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.10           -- Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R.
                            Brower, with similar agreements between FC Capital Corp.
                            and each of James H. Aronoff and Christopher J. Morrissey
                            (incorporated herein by reference to Exhibit 10.10 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.11           -- Shareholder Agreement, dated as of September 8, 1997,
                            among FirstCity Funding Corporation, FirstCity Consumer
                            Lending Corporation, Thomas R. Brower, Scot A. Foith,
                            Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves,
                            Stephen H. Trent and Blake P. Bozman (incorporated herein
                            by reference to Exhibit 10.11 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.12           -- Revolving Credit Loan Agreement, dated as of March 20,
                            1998, by and between FC Properties, Ltd. and Nomura Asset
                            Capital Corporation (incorporated herein by reference to
                            Exhibit 10.12 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.13           -- Revolving Credit Loan Agreement, dated as of February 27,
                            1998, by and between FH Partners, L.P. and Nomura Asset
                            Capital Corporation (incorporated herein by reference to
                            Exhibit 10.13 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.14           -- Note Agreement, dated as of June 6, 1997, among Bosque
                            Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
                            Investment Realty Partners, L.P. and Bankers Trust
                            Company of California, N.A. (incorporated herein by
                            reference to Exhibit 10.14 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.15           -- 60,000,000 French Franc Revolving Promissory Note, dated
                            September 25, 1997, by J-Hawk International Corporation
                            in favor of the Bank of Scotland (incorporated herein by
                            reference to Exhibit 10.15 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.16           -- Loan Agreement, dated as of September 25, 1997, by and
                            between Bank of Scotland and J-Hawk International
                            Corporation (incorporated herein reference to Exhibit
                            10.16 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.17           -- Guaranty Agreement, dated as of September 25, 1997, by
                            J-Hawk (incorporated herein by reference to Exhibit 10.17
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.18           -- Guaranty Agreement, dated as of September 25, 1997, by
                            FirstCity Financial Corporation in favor of Bank of
                            Scotland (incorporated herein by reference to Exhibit
                            10.18 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.19           -- Warehouse Credit Agreement, dated as of May 17, 1996,
                            among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust
                            and National Auto Funding Corporation (incorporated
                            herein by reference to Exhibit 10.19 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).
         10.20           -- Funding Commitment, dated as of May 17, 1996 by and
                            between ContiTrade Services L.L.C. and The Company
                            (incorporated herein by reference to Exhibit 10.20 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.21           -- Revolving Credit Agreement, dated as of December 29,
                            1995, by and between the Company and Cargill Financial
                            Services Corporation, as amended by the Eighth Amendment
                            to Revolving Credit Agreement dated February 1998
                            (incorporated herein by reference to Exhibit 10.21 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.22           -- Master Repurchase Agreement Governing Purchased and Sales
                            of Mortgage Loans, dated as of July 1998, between Lehman
                            Commercial Paper Inc. and FHB Funding Corp. (incorporated
                            herein by reference to Exhibit 10.1 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 18, 1998).
         10.23           -- Warehouse Credit Agreement, dated as of April 30, 1998
                            among ContiTrade Services, L.L.C., FirstCity Consumer
                            Lending Corporation, FirstCity Auto Receivables L.L.C.
                            and FirstCity Financial Corporation (incorporated herein
                            by reference to Exhibit 10.2 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission August
                            16, 1998).
         10.24           -- Servicing Agreement, dated as of April 30, 1998 among
                            FirstCity Auto Receivables L.L.C., FirstCity Servicing
                            Corporation of California, FirstCity Consumer Lending
                            Corporation and ContiTrade Services L.L.C. (incorporated
                            herein by reference to Exhibit 10.3 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 16, 1998).
         10.25           -- Security and Collateral Agreement, dated as of April 30,
                            1998 among FirstCity Auto Receivables L.L.C., ContiTrade
                            Services L.L.C. and Chase Bank of Texas, National
                            Association (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 10-Q dated August 14, 1998,
                            filed with the Commission August 16, 1998).
         10.26           -- Loan Agreement, dated as of July 24, 1998, between
                            FirstCity Commercial Corporation and CFSC Capital Corp.
                            XXX (incorporated herein by reference Exhibit 10.5 of the
                            Company's Form 10-Q dated August 14, 1998, filed with the
                            Commission on August 18, 1998).
         10.27           -- Loan Agreement, dated April 8, 1998 between Bank of
                            Scotland and the Company (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
         10.28           -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.7 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
         10.29           -- Employment Agreement, dated October 1, 1998, by and
                            between FirstCity. Financial Mortgage Corporation, and
                            Buddy L. Terrell (incorporated herein by reference to
                            Exhibit 10.29 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.30           -- Security Agreement, dated as of April 30, 1998 among
                            Enterprise Funding Corporation, FCAR Receivables L.L.C.,
                            MBIA Insurance Corporation, FirstCity Funding
                            Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a
                            Loan Servicing enterprise (incorporated herein by
                            reference to Exhibit 10.30 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.31           -- Note purchase agreement, dated March 30, 1999 among
                            Enterprise Funding Corporation, FCAR Receivables, LLC and
                            NationsBank , N.A. (incorporated herein by reference to
                            Exhibit 10.31 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).
         10.32           -- Custodian Agreement, dated March 30, 1999, among FCAR
                            Receivables LLC, FirstCity Funding Corporation,
                            NationsBank, N.A., Enterprise Funding Corporation and
                            Chase Bank of Texas, N.A. (incorporated herein by
                            reference to Exhibit 10.32 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.33           -- Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America
                            Financial, Inc., FirstCity Financial Mortgage
                            Corporation, and Guaranty Federal Bank F.S.B. as
                            Administrative Agent and Bank One, Texas, N.A. as
                            Collateral Agent (incorporated herein by reference to
                            Exhibit 10.33 of the Company's Form 10-Q dated August 16,
                            1999, filed with the commission on August 16, 1999).
         10.34           -- Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.34 of the Company's
                            Form 10-Q dated August 16, 1999, filed with the
                            Commission on August 16, 1999).
         27.1            -- Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this
                            Quarterly Report on Form 10-Q being submitted to the
                            Securities and Exchange Commission. Exhibit 27.1 shall
                            not be deemed filed for purposes of Section 11 of the
                            Securities Act of 1933, Section 18 of the Securities Act
                            of 1934, as amended, or Section 323 of the Trust
                            Indenture Act of 1939, as amended, or otherwise be
                            subject to the liabilities of such sections, nor shall it
                            be deemed a part of any registration statement to which
                            it relates.)

     (b) Reports on Form 8-K.

     The Company filed a Report on Form 8-K on September 22, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRSTCITY FINANCIAL CORPORATION

                                          By      /s/ JAMES T. SARTAIN
                                            ------------------------------------
                                          Name: James T. Sartain
                                          Title:President and Chief Operating
                                             Officer and Director
                                             (Duly authorized officer of the
                                             Registrant)

                                          By       /s/ GARY H. MILLER
                                            ------------------------------------
                                          Name: Gary H. Miller
                                          Title:Senior Vice President and Chief
                                             Financial Officer
                                             (Duly authorized officer and
                                             principal financial officer
                                             of the Registrant)

                                          By       /s/ JAMES B. BAKER
                                            ------------------------------------
                                          Name: James B. Baker
                                          Title:Vice President and Controller
                                             (Duly authorized officer and
                                             principal accounting officer
                                             of the Registrant)

Dated: November 19, 1999

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.2            -- Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          4.1            -- Certificate of Designations of the New Preferred Stock
                            ($0.01 par value) of the Company (incorporated herein by
                            reference to Exhibit 4.1 to the Company's Current Report
                            on Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.2            -- Warrant Agreement, dated July 3, 1995, by and between the
                            Company and American Stock Transfer & Trust Company, as
                            Warrant Agent (incorporated herein by reference to
                            Exhibit 4.2 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          4.3            -- Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor
                            Financial Mortgage Company Employees Pension Plan,
                            Lindsey Capital Corporation, Ed Smith and Thomas E. Smith
                            (incorporated herein by reference to Exhibit 4.3 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.4            -- Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company
                            (incorporated herein by reference to Exhibit 4.4 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.5            -- Registration Rights Agreement, dated March 24, 1998,
                            between the Company and Texas Commerce Shareholders
                            Company. (incorporated herein by reference to Exhibit 4.5
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 24, 1998).
          9.1            -- Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain
                            and Cargill Financial Services Corporation (incorporated
                            herein by reference to Exhibit 9.1 of the Company's Form
                            10-K dated March 24,1998 filed with the Commission on
                            March 26, 1998).
         10.1            -- Trust Agreement of FirstCity Liquidating Trust, dated
                            July 3, 1995 (incorporated herein by reference to Exhibit
                            10.1 of the Company's Current Report on Form 8-K dated
                            July 3, 1995 filed with the Commission on July 18, 1995).
         10.2            -- Investment Management Agreement, dated July 3, 1995,
                            between the Company and FirstCity Liquidating Trust
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Current Report on Form 8-K dated July 3, 1995
                            filed with the Commission on July 18, 1995).
         10.3            -- Lock-Box Agreement, dated July 11, 1995, among the
                            Company, NationsBank of Texas, N.A., as lock-box agent,
                            FirstCity Liquidating Trust, FCLT Loans, L.P., and the
                            other Trust-Owned Affiliates signatory thereto, and each
                            of NationsBank of Texas, N.A. and Fleet National Bank, as
                            co-lenders (incorporated herein by reference to Exhibit
                            10.3 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.4            -- Custodial Agreement, dated July 11, 1995, among Fleet
                            National Bank, as custodian, Fleet National Bank, as
                            agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and
                            the Company (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.5            -- Tier 3 Custodial Agreement, dated July 11, 1995, among
                            the Company, as custodian, Fleet National Bank, as agent,
                            FCLT Loans, L.P., FirstCity Liquidating Trust, and the
                            Company, as servicer (incorporated herein by reference to
                            Exhibit 10.5 of the Company's Form 8-A/A dated August 25,
                            1995 filed with the Commission on August 25, 1995).
         10.6            -- 12/97 Amended and Restated Facilities Agreement, dated
                            effective as of December 3, 1997, among Harbor Financial
                            Mortgage Corporation, New America Financial, Inc., Texas
                            Commerce Bank National Association and the other
                            warehouse lenders party thereto (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.7            -- Modification Agreement, dated January 26, 1998, to the
                            Amended and Restated Facilities Agreement, dated as of
                            December 3, 1997, among Harbor Financial Mortgage
                            Corporation, New America Financial, Inc. and Chase Bank
                            of Texas, National Association (formerly known as Texas
                            Commerce Bank National Association) (incorporated herein
                            by reference to Exhibit 10,7 of the company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.8            -- $50,000,000 3/98 Chase Texas Temporary Additional
                            Warehouse Note, dated March 17, 1998, by Harbor Financial
                            Mortgage Corporation and New America Financial, Inc., in
                            favor of Chase Bank of Texas, National Association
                            (incorporated herein by reference to Exhibit 10.8 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.9            -- Employment Agreement, dated as of July 1, 1997, by and
                            between Harbor Financial Mortgage Corporation and Richard
                            J. Gillen (incorporated herein by reference to Exhibit
                            10.9 of the Company's 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.10           -- Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R.
                            Brower, with similar agreements between FC Capital Corp.
                            and each of James H. Aronoff and Christopher J. Morrissey
                            (incorporated herein by reference to Exhibit 10.10 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.11           -- Shareholder Agreement, dated as of September 8, 1997,
                            among FirstCity Funding Corporation, FirstCity Consumer
                            Lending Corporation, Thomas R. Brower, Scot A. Foith,
                            Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves,
                            Stephen H. Trent and Blake P. Bozman (incorporated herein
                            by reference to Exhibit 10.11 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.12           -- Revolving Credit Loan Agreement, dated as of March 20,
                            1998, by and between FC Properties, Ltd. and Nomura Asset
                            Capital Corporation (incorporated herein by reference to
                            Exhibit 10.12 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.13           -- Revolving Credit Loan Agreement, dated as of February 27,
                            1998, by and between FH Partners, L.P. and Nomura Asset
                            Capital Corporation (incorporated herein by reference to
                            Exhibit 10.13 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.14           -- Note Agreement, dated as of June 6, 1997, among Bosque
                            Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
                            Investment Realty Partners, L.P. and Bankers Trust
                            Company of California, N.A. (incorporated herein by
                            reference to Exhibit 10.14 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.15           -- 60,000,000 French Franc Revolving Promissory Note, dated
                            September 25, 1997, by J-Hawk International Corporation
                            in favor of the Bank of Scotland (incorporated herein by
                            reference to Exhibit 10.15 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.16           -- Loan Agreement, dated as of September 25, 1997, by and
                            between Bank of Scotland and J-Hawk International
                            Corporation (incorporated herein reference to Exhibit
                            10.16 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.17           -- Guaranty Agreement, dated as of September 25, 1997, by
                            J-Hawk (incorporated herein by reference to Exhibit 10.17
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.18           -- Guaranty Agreement, dated as of September 25, 1997, by
                            FirstCity Financial Corporation in favor of Bank of
                            Scotland (incorporated herein by reference to Exhibit
                            10.18 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.19           -- Warehouse Credit Agreement, dated as of May 17, 1996,
                            among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust
                            and National Auto Funding Corporation (incorporated
                            herein by reference to Exhibit 10.19 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).
         10.20           -- Funding Commitment, dated as of May 17, 1996 by and
                            between ConiTrade Services L.L.C. and The Company
                            (incorporated herein by reference to Exhibit 10.20 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.21           -- Revolving Credit Agreement, dated as of December 29,
                            1995, by and between the Company and Cargill Financial
                            Services Corporation, as amended by the Eighth Amendment
                            to Revolving Credit Agreement dated February 1998
                            (incorporated herein by reference to Exhibit 10.21 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.22           -- Master Repurchase Agreement Governing Purchased and Sales
                            of Mortgage Loans, dated as of July 1998, between Lehman
                            Commercial Paper Inc. and FHB Funding Corp. (incorporated
                            herein by reference to Exhibit 10.1 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 18, 1998).
         10.23           -- Warehouse Credit Agreement, dated as of April 30, 1998
                            among ContiTrade Services, L.L.C., FirstCity Consumer
                            Lending Corporation, FirstCity Auto Receivables L.L.C.
                            and FirstCity Financial Corporation (incorporated herein
                            by reference to Exhibit 10.2 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission August
                            16, 1998).
         10.24           -- Servicing Agreement, dated as of April 30, 1998 among
                            FirstCity Auto Receivables L.L.C., FirstCity Servicing
                            Corporation of California, FirstCity Consumer Lending
                            Corporation and ContiTrade Services L.L.C. (incorporated
                            herein by reference to Exhibit 10.3 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 16, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.25           -- Security and Collateral Agreement, dated as of April 30,
                            1998 among FirstCity Auto Receivables L.L.C., ContiTrade
                            Services L.L.C. and Chase Bank of Texas, National
                            Association (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 10-Q dated August 14, 1998,
                            filed with the Commission August 16, 1998).
         10.26           -- Loan Agreement, dated as of July 24, 1998, between
                            FirstCity Commercial Corporation and CFSC Capital Corp.
                            XXX (incorporated herein by reference Exhibit 10.5 of the
                            Company's Form 10-Q dated August 14, 1998, filed with the
                            Commission on August 18, 1998).
         10.27           -- Loan Agreement, dated April 8, 1998 between Bank of
                            Scotland and the Company (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
         10.28           -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.7 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
         10.29           -- Employment Agreement, dated October 1, 1998, by and
                            between FirstCity. Financial Mortgage Corporation, and
                            Buddy L. Terrell (incorporated herein by reference to
                            Exhibit 10.29 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).
         10.30           -- Security Agreement, dated as of April 30, 1998 among
                            Enterprise Funding Corporation, FCAR Receivables L.L.C.,
                            MBIA Insurance Corporation, FirstCity Funding
                            Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a
                            Loan Servicing enterprise (incorporated herein by
                            reference to Exhibit 10.30 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.31           -- Note purchase agreement, dated March 30, 1999 among
                            Enterprise Funding Corporation, FCAR Receivables, LLC and
                            NationsBank , N.A. (incorporated herein by reference to
                            Exhibit 10.31 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).
         10.32           -- Custodian Agreement, dated March 30, 1999, among FCAR
                            Receivables LLC, FirstCity Funding Corporation,
                            NationsBank, N.A., Enterprise Funding Corporation and
                            Chase Bank of Texas, N.A. (incorporated herein by
                            reference to Exhibit 10.32 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.33           -- Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America
                            Financial, Inc., FirstCity Financial Mortgage
                            Corporation, and Guaranty Federal Bank F.S.B. as
                            Administrative Agent and Bank One, Texas, N.A. as
                            Collateral Agent (incorporated herein by reference to
                            Exhibit 10.33 of the Company's Form 10-Q dated August 16,
                            1999, filed with the commission on August 16, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.34           -- Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.34 of the Company's
                            Form 10-Q dated August 16, 1999, filed with the
                            Commission on August 16, 1999).
         27.1            -- Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this
                            Quarterly Report on Form 10-Q being submitted to the
                            Securities and Exchange Commission. Exhibit 27.1 shall
                            not be deemed filed for purposes of Section 11 of the
                            Securities Act of 1933, Section 18 of the Securities Act
                            of 1934, as amended, or Section 323 of the Trust
                            Indenture Act of 1939, as amended, or otherwise be
                            subject to the liabilities of such sections, nor shall it
                            be deemed a part of any registration statement to which
                            it relates.)