Form 10-K405
period 1999-12-31
FIRSTCITY FINANCIAL CORP
filed 2000-04-06
CIK 828678

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The number of shares of common stock outstanding at February 8, 2000 was 8,333,300. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of the common stock on the NASDAQ National Market System, was approximately $23,547,223.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                              FORM 10-K
                                                              ---------
Notice of Annual Meeting and Proxy Statement for the 2000
  Annual Meeting of Shareholders............................     III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FIRSTCITY FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
Item 1     Business....................................................     1
Item 2     Properties..................................................    13
Item 3     Legal Proceedings...........................................    13
Item 4     Submission of Matters to a Vote of Security Holders.........    14
PART II
Item 5     Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................    14
Item 6     Selected Financial Data.....................................    15
Item 7     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    16
Item 7A    Quantitative and Qualitative Disclosures About Market
             Risk......................................................    40
Item 8     Financial Statements and Supplementary Data.................    43
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..................................................    80
PART III
Item 10    Directors and Executive Officers of the Registrant..........    80
Item 11    Executive Compensation......................................    80
Item 12    Security Ownership of Certain Beneficial Owners and
             Management................................................    80
Item 13    Certain Relationships and Related Transactions..............    80
PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................    81

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

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     The Company is a diversified financial services company headquartered in Waco, Texas with offices throughout the United States and a presence in France and Mexico. The Company began operating in 1986 as a specialty financial services company focused on acquiring and resolving distressed loans and other assets purchased at a discount relative to the aggregate unpaid principal balance of the loans or the appraised value of the other assets ("Face Value"). To date the Company has acquired, for its own account and through various affiliated partnerships, pools of assets or single assets (collectively referred to as "Portfolio Assets" or "Portfolios") with a Face Value of approximately $4.0 billion. In 1996, the Company adopted a growth strategy to diversify and expand its financial services business. To implement its growth strategy, the Company has acquired or established several businesses in the financial services industry, building upon its core strength and expertise as one of the earliest participants in the business of acquiring and resolving distressed financial assets and other assets. The Company's servicing expertise, which it has developed largely through the resolution of distressed assets, is a cornerstone of its growth strategy. Today the Company is engaged in two principal businesses: (i) Portfolio Asset acquisition and resolution; and (ii) consumer lending.

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

BACKGROUND

     The Company began operating in the financial service business in 1986 as a purchaser of distressed assets from the Federal Deposit Insurance Corporation ("FDIC") and the Resolution Trust Corporation ("RTC"). From its original office in Waco, Texas, with a staff of four professionals, the Company's asset acquisition and resolution business grew to become a significant participant in an industry fueled by the problems experienced by banks and thrifts throughout the United States. In the late 1980s, the Company also began acquiring assets from healthy financial institutions interested in eliminating nonperforming assets from their portfolios. The Company began its relationship with Cargill Financial Services Corporation ("Cargill Financial") in 1991. Since that time, the Company and Cargill Financial have formed a series of Acquisition Partnerships through which they have jointly acquired over $3.2 billion in Face Value of distressed assets. By the end of 1994, the Company had grown to nine offices with over 180 professionals and had acquired portfolios with assets in virtually every state.

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

     Following the Merger, the Company adopted a growth and diversification strategy designed to capitalize on its servicing and credit expertise to expand into additional financial service businesses with management partners that have distinguished themselves among competitors. To that end, in July 1997 the Company acquired Harbor Financial Group, Inc. (formerly known as FirstCity Mortgage Corp.), a company engaged in the residential and commercial mortgage banking business since 1983. During 1997, the Company also expanded into related niche financial services markets, such as consumer finance, conducted through FirstCity Consumer Lending Corporation ("Consumer Corp."), a subsidiary formed in 1997, and mortgage conduit banking, conducted through FC Capital Corp. ("Capital Corp."), a subsidiary formed in 1997.

     Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Harbor Financial Group, Inc. and its subsidiaries (collectively referred to as "Mortgage Corp.") and Capital Corp. These entities comprise the operations that were previously reported as the Company's mortgage banking operations. Because the Company formally adopted plans to discontinue the operations of Mortgage Corp. and Capital Corp., and operations at each such entity have either ceased, or are expected to cease in the near future (no later than one year following the adoption of the plan to discontinue operations), the results of the current and historical operations have been reflected as discontinued operations.

     On October 14, 1999, Mortgage Corp. filed for protection under Chapter 11 of the Bankruptcy Code. Mortgage Corp.'s filings with the bankruptcy court reflected that it had stated assets of approximately $95 million and stated liabilities of approximately $98 million. FirstCity has not guaranteed the indebtedness of Mortgage Corp. and has previously reached agreement with its corporate revolving lenders to permanently waive any events of default related to Mortgage Corp., including bankruptcy. Neither FirstCity nor any of its other affiliates or business units are contemplating filing bankruptcy.

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     The Company engages in the Portfolio Asset acquisition and resolution business through its wholly owned subsidiary, FirstCity Commercial Corporation, and its subsidiaries ("Commercial Corp."). In the Portfolio Asset acquisition and resolution business Commercial Corp. acquires and resolves portfolios of performing and nonperforming commercial and consumer loans and other assets, which are generally acquired at a discount to Face Value. Purchases may be in the form of pools of assets or single assets. Performing assets are those as to which debt service payments are being made in accordance with the original or restructured terms of such assets. Nonperforming assets are those as to which debt service payments are not being made in accordance with the original or restructured terms of such assets, or as to which no debt service payments are being made. Portfolios are designated as nonperforming unless substantially all of the assets comprising the Portfolio are performing. Once a Portfolio has been designated as either performing or nonperforming, such designation is not changed regardless of the performance of the assets comprising the Portfolio. Portfolios are either acquired for Commercial Corp.'s own account or through investment entities formed with Cargill Financial or one or more other co-investors (each such entity, an "Acquisition Partnership"). See "-- Portfolio Asset Acquisition and Resolution Business -- Relationship with Cargill Financial." To date, Commercial Corp. and the Acquisition Partnerships have acquired over $4.0 billion in Face Value of assets.

  Portfolio Asset Acquisition and Resolution Business

     SOURCES OF ASSETS ACQUIRED

     In the early 1990s large quantities of nonperforming assets were available for acquisition from the RTC and the FDIC. Since 1993, most sellers of nonperforming assets have been private sellers, rather than government agencies. These private sellers include financial institutions and other institutional lenders, both in the United States and in various foreign countries, and, to a lesser extent, insurance companies in the United States. As a result of mergers, acquisitions and corporate downsizing efforts, other business entities frequently seek to dispose of excess real estate property or other financial assets not meeting the strategic needs of a seller. Sales of such assets improve the seller's balance sheet, reduce overhead costs, reduce staffing requirements and avoid management and personnel distractions associated with the intensive and time-consuming task of resolving loans and disposing of real estate. Consolidations within a broad range of industries, especially banking, have augmented the trend of financial institutions and other sellers packaging and selling asset portfolios to investors as a means of disposing of nonperforming loans or other surplus or non-strategic assets.

     PORTFOLIO ASSETS

     Commercial Corp. acquires and manages Portfolio Assets, which are generally purchased at a discount to Face Value by Commercial Corp. or through Acquisition Partnerships. The Portfolio Assets are generally nonhomogeneous assets, including loans of varying qualities that are secured by diverse collateral types and foreclosed properties. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on business real estate or other collateral cash flow. Consumer loans may be secured (by real or personal property) or unsecured. Portfolio Assets may be designated as performing or nonperforming. Commercial Corp. generally expects to resolve Portfolio Assets within three to five years after purchase.

     To date, a substantial majority of the Portfolio Assets acquired by Commercial Corp. have been designated as nonperforming. Commercial Corp. seeks to resolve nonperforming Portfolio Assets through (i) a negotiated settlement with the borrower in which the borrower pays all or a discounted amount of the loan, (ii) conversion of the loan into a performing asset through extensive servicing efforts followed by either a sale of the loan to a third party or retention of the loan by Commercial Corp. or the Acquisition Partnership or
(iii) foreclosure of the loan and sale of the collateral securing the loan. Commercial Corp. generally retains Portfolio Assets that are designated as performing for the life of the loans comprising the Portfolio.

     Commercial Corp. has substantial experience acquiring, managing and resolving a wide variety of asset types and classes. As a result, it does not limit itself as to the types of Portfolios it will evaluate and purchase. The main factors determining Commercial Corp.'s willingness to acquire Portfolio Assets include the information that is available regarding the assets in a portfolio, the price at which such portfolio can be acquired and the expected net cash flows from the resolution of such assets. Commercial Corp. has acquired Portfolio Assets in virtually all 50 states, the Virgin Islands, Puerto Rico, France, Japan and Mexico. Commercial Corp. believes that its willingness to acquire nonhomogeneous Portfolio Assets without regard to geographic location provides it with an advantage over certain competitors that limit their activities to either a specific asset type or geographic location. Although Commercial Corp. imposes no constraints on geographic locations of Portfolio Assets, the majority of assets acquired to date have been in the Northeastern and Southern areas of the United States.

     Commercial Corp. also seeks to capitalize on emerging opportunities in foreign markets where the market for nonperforming loans of the type generally purchased by Commercial Corp. is less efficient than the market for such assets in the United States. Through December 31, 1999, Commercial Corp. has acquired, with Cargill Financial and a local French partner, eight Portfolios in France, consisting of approximately 11,000 assets, for an aggregate purchase price of approximately $205 million. Such assets had a Face Value of approximately $875 million. Commercial Corp.'s share of the equity interest in the Portfolios acquired in France ranges from 10% to 33 1/3% and Commercial Corp. has made a total equity investment therein of approximately $17 million. Commercial Corp. has an established presence in Paris, France and is actively pursuing opportunities to purchase additional pools of distressed assets in France and other areas of Western Europe. In addition, Commercial Corp. has established offices in Guadalajara and Mexico City, Mexico. Through December 31, 1999 Commercial Corp. has acquired, with various partners, two portfolios of residential mortgages in Mexico consisting of approximately 3,700 assets for a purchase price of approximately $12.4 million and a Face Value of approximately $140.6 million. Commercial Corp.'s share of the equity interest in the two Portfolios acquired in Mexico is 11.12% and 20% with a combined equity investment by Commercial Corp. totaling $1.5 million. During 1999, Commercial Corp. sold its interests in two groups of loans in Japan.

     The following table presents, for each of the years in the three-year period ended December 31, 1999, selected data for the Portfolio Assets acquired by Commercial Corp.

                                PORTFOLIO ASSETS

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Face Value...........................................  $516,518   $537,356   $504,891
Total purchase price.................................   210,799    139,691    183,229
Total equity invested................................    63,260     65,073     54,764
Commercial Corp. equity invested.....................  $ 11,203   $ 28,478   $ 37,109
Total number of Portfolio Assets.....................     5,769      4,966      5,503

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

     Commercial Corp. has identified and seeks to continue to identify foreign partners that have contacts within each foreign market and can bring Portfolio Asset opportunities to Commercial Corp. Commercial Corp. expects that it will only pursue acquisitions in foreign markets in conjunction with a local foreign partner and markets where Cargill Financial has a presence.

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

  Servicing

     After a Portfolio is acquired, Commercial Corp. assigns it to an account servicing officer who is independent of the officer that performed the due diligence evaluation in connection with the purchase of the Portfolio. Portfolio Assets are serviced either at the Company's headquarters or in one of Commercial Corp.'s other offices. Commercial Corp. generally establishes servicing operations in locations in close proximity to significant concentrations of Portfolio Assets. Most of such offices are considered temporary and are reviewed for closing after the assets in the geographic region surrounding the office are substantially resolved. The assigned account servicing officer develops a business plan and budget for each asset based upon an independent review of the cash flow projections developed during the investment evaluation, a physical inspection of each asset or the collateral underlying the related loan, evaluation of local market conditions and discussions with the relevant borrower. Budgets are periodically reviewed and revised as necessary. Commercial Corp. employs loan tracking software and other operational systems that are generally similar to systems used by commercial banks, but which have been enhanced to track both the collected and the projected cash flows from Portfolio Assets.

     In prior years, Commercial Corp. completed three structured securitization/financing transactions. To date, the net present value of Commercial Corp.'s cash flows from serviced assets has exceeded initial projections. The basis for such transactions differs from traditional securitization structures in which the execution levels are predicated upon the existence of an underlying contractual stream of cash flows from periodic payments on underlying loans. Transactions completed by Commercial Corp. to date have been based not only on the cash flow from performing assets but also the projected cash flows from nonperforming assets such as unoccupied real estate and raw land parcels. Commercial Corp. believes that its success in predicting cash flows from Portfolio Assets has permitted it to access the securitization markets on attractive terms.

     Commercial Corp. services all of the Portfolio Assets owned for its own account, all of the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, Portfolio Assets owned by related third parties. In connection with the Acquisition Partnerships, Commercial Corp. generally earns a servicing fee of between 1% and 8% of gross cash collections generated rather than a management fee based on the Face Value of the asset being serviced. The rate of servicing fee charged is a function of the average Face Value of the assets within each pool being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range).

  Structure and Financing of Portfolio Asset Purchases

     Portfolio Assets are acquired for the account of a subsidiary of Commercial Corp. and through the Acquisition Partnerships. Portfolio Assets owned directly by a subsidiary of Commercial Corp. are financed with cash contributed by Commercial Corp. and secured senior debt that is recourse only to such subsidiary.

     Each Acquisition Partnership is a separate legal entity, generally formed as a limited partnership. Commercial Corp. and an investor typically form a corporation to serve as the corporate general partner of each Acquisition Partnership. Generally, Commercial Corp. and the investor each own 50% of the general partner and a 49% limited partnership interest in the Acquisition Partnership (the general partner owns the other 2% interest). Cargill Financial or its affiliates are the investor in the vast majority of the Acquisition Partnerships currently in existence. See "-- Relationship with Cargill Financial." Certain institutional investors have also held limited partnership interests in the Acquisition Partnerships and may hold interests in the related corporate general partners. Acquisition Partnerships may also be formed as a limited liability company, trust, corporation or other type of entity.

     The Acquisition Partnerships are generally financed by debt secured only by the assets of the individual entity and are nonrecourse to the Company, Commercial Corp., its co-investors and the other Acquisition Partnerships. Commercial Corp. believes that such legal structure insulates it, the Company and the other Acquisition Partnerships from certain potential risks, while permitting Commercial Corp. to share in the economic benefits of each Acquisition Partnership.

     Senior secured acquisition financing currently provides the majority of the funding for the purchase of Portfolios. Commercial Corp. and the Acquisition Partnerships have relationships with a number of senior lenders including Cargill Financial. Senior acquisition financing is obtained at variable interest rates ranging from LIBOR to prime based pricing with negotiated spreads to the base rates. The final maturity of the senior secured acquisition debt is normally two years from the date of funding of each advance under the facility. The terms of the senior acquisition debt of the Acquisition Partnerships generally allow, under certain conditions, distributions to equity partners before the debt is repaid in full.

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

     Under a Right of First Refusal Agreement and Due Diligence Reimbursement Agreement effective as of January 1, 1998, as amended (the "Right of First Refusal Agreement") among the Company, FirstCity Servicing Corporation, Cargill Financial and its wholly owned subsidiary CFSC Capital Corp. II ("CFSC"), if the Company receives an invitation to bid on or otherwise obtains an opportunity to acquire interests in domestic loans, receivables, real estate or other assets in which the aggregate amount to be bid exceeds $4 million, the Company is required to follow a prescribed notice procedure pursuant to which CFSC has the option to participate in the proposed purchase by requiring that such purchase or acquisition be effected through an Acquisition Partnership formed by the Company and Cargill Financial (or an affiliate). The Right of First Refusal Agreement does not prohibit the Company from holding discussions with entities other than CFSC regarding potential joint purchases of interests in loans, receivables, real estate or other assets, provided that any such purchase is subject to CFSC's right to participate in the Company's share of the investment. The Right of First Refusal Agreement further provides that, subject to certain conditions, CFSC will bear 50% of the due diligence expenses incurred by the Company in connection with proposed asset purchases. The Right of First Refusal Agreement is a restatement and extension of a similar agreement entered into among the Company, certain members of the Company's management and Cargill Financial in 1992. The Right of First Refusal Agreement is anticipated to be extended to January 1, 2002.

  Business Strategy

     Historically, Commercial Corp. has leveraged its expertise in asset resolution and servicing by investing in a wide variety of asset types across a broad geographic scope. Commercial Corp. continues to follow this investment strategy and seeks expansion opportunities into new asset classes and geographic areas when it believes it can achieve attractive risk adjusted returns. The following are the key elements of Commercial Corp.'s business strategy in the portfolio acquisition and resolution business:

     - Niche markets. Commercial Corp. will continue to pursue profitable private market niches in which to invest. The niche investment opportunities that Commercial Corp. has pursued to date include (i) the acquisition of improved or unimproved real estate, including excess retail sites, and (ii) periodic purchases of single financial or real estate assets from banks and other financial institutions with which Commercial Corp. has established relationships, and from a variety of other sellers that are familiar with the Company's reputation for acting quickly and efficiently.

     - Emphasis on smaller Portfolios. Generally, Commercial Corp. seeks purchases of Portfolio Assets with a purchase price of less than $100 million in order to avoid large portfolio offerings that attract larger institutional purchasers and hedge funds, which have lower threshold return requirements and lower funding costs than Commercial Corp.

     - Foreign markets. Commercial Corp. believes that the foreign markets for distressed assets are less developed than the U.S. market, and therefore provide a greater opportunity to achieve attractive risk adjusted returns. Commercial Corp. has purchased Portfolio Assets in France, Japan (sold in 1999) and Mexico and expects to continue to seek purchase opportunities outside of the United States.

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

  Market Background

     The sub-prime automobile finance business has been characterized by several factors that the Company believes increase its likelihood of being able to sustain a successful sub-prime automobile finance business. Within the past several years, significant amounts of new capital have become available, thereby allowing a large number of new market participants to originate loans to sub-prime automobile borrowers. This increase in competition led to reduced credit underwriting standards and lower dealer discounts as lenders sought to maintain earnings by increasing loan origination levels. In the Company's view, too little attention was paid to the structure of loans, the importance of matching the discount to the expected loss per occurrence, and the special effort required to service a sub-prime automobile loan. Because of many notable failures, especially among mono-line automobile finance businesses, the Company believes that the opportunity now exists to increase market share by providing a fully underwritten loan product that utilizes risk-adjusted pricing to franchised automobile dealerships that seek a steady source of funding supported by meaningful and responsive service.

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

     With the benefit of the experience gained by the Company through its initial attempt at originating acceptable sub-prime automobile loans, the Company began, in early 1997, to explore other business models that it felt would be successful in the current market environment. This investigation and research resulted in the formation, during the third quarter of 1997, of FirstCity Funding Corporation ("Funding"), 80% of which is owned by the Company and 20% of which is owned by Funding's management team. Funding's management team is experienced in the automobile finance business, with significant prior experience in the sales and finance activities of franchised dealerships. Funding's business model is predicated upon the acquisition of newly originated sub-prime automobile finance contracts at a price that is adjusted to reflect the expected loss per occurrence on defaulted contracts. The approach emphasizes service to the dealership and a steady source of funding for contracts that meet Funding's underwriting and pricing criteria. In addition, all loans are serviced by divisions and subsidiaries of Funding ("Consumer Servicing"), which is dedicated primarily to the servicing of consumer loans originated or acquired by Consumer Corp.

     Consumer Corp. and the management shareholders of Funding entered into a shareholders' agreement in connection with the formation of Funding in September 1997. Commencing on the fifth anniversary of such agreement, Consumer Corp. and the management shareholders have put and call options with respect to the stock of Funding held by the other party. Should one of the parties decide to exercise its option, the price will be determined based on the current market conditions at such time. Should the parties not be able to determine a price that is mutually agreeable, an independent appraisal will be performed to establish such price.

     During 1999, FirstCity Funding Corp. was converted to a limited partnership, FirstCity Funding LP ("Funding"), with a newly formed FirstCity Funding Corp. named as general partner. The effective ownership remained the same, 80% of which is owned by the Company and 20% owned by Funding's management team. Also, Funding purchased Consumer Servicing for an amount equal to book value, which previously had been indirectly wholly owned.

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

  Origination Channels

     Through a sales staff managed by professionals with an extensive automobile dealership background, Funding markets its loan products and dealership services directly to participating franchised automobile dealerships. Funding currently maintains approximately 1,074 automobile dealership relationships in Arizona, California, Colorado, Florida, Georgia, Kansas, Missouri, North Carolina, Oklahoma, South Carolina, and

Texas. Near term plans call for expansion into other states as staffing levels, licensing and training permit. Funding is targeting expansion into states that offer attractive opportunities due to population growth, attractive consumer lending rate environments and lender-friendly repossession and collection remedies with respect to defaulting borrowers.

     The dealership servicing and marketing staff of Funding consists of 23 marketing representatives who work with dealers that submit funding applications to Funding. These marketing representatives call upon new dealership prospects within the current marketing territories and work with existing dealerships to solicit additional loan acquisition opportunities. All of the marketing staff are full time employees of Funding and have completed an extensive training program. In addition to the initial training, weekly updates with the marketing representatives and monthly meetings for the entire staff are held to maintain current knowledge of the dealership programs and product offerings.

     Participating dealerships submit funding applications for each prospective loan to Funding's home office in Dallas, Texas. Applications are reviewed and checked for completeness and all complete applications are forwarded to a credit analyst for review. Within two hours after receipt of an application, a representative of Funding will notify the dealership of the terms on which it would acquire the loan, subject to confirmation of the application data. See
"-- Loan Acquisition and Underwriting." The geographic dispersion of loans acquired by Funding during 1999, is displayed in the following table:

                                                          FISCAL YEAR
                                                              1999
                                                          -----------
Texas.................................................         59%
California............................................         11
Georgia...............................................          8
North Carolina........................................          8
South Carolina........................................          5
Other states..........................................          9
                                                              ---
          Total loan production.......................        100%
                                                              ===

     In addition to Funding's operations, FirstCity Consumer Finance Corporation ("Consumer Finance"), a wholly owned subsidiary of Consumer Corp., originated loans with borrowers who had established payment records on recently originated automobile receivables through direct marketing to the consumer. Through contractual relationships with third parties, Consumer Finance identified loan prospects for underwriting, documentation and funding upon final approval of a request for credit. Consumer Finance ceased funding new loans in the third quarter of 1999, and its activities are not significant, with 76 loans having an aggregate principal balance of approximately $1 million outstanding at December 31, 1999.

  Loan Acquisition and Underwriting

     Funding acquires sub-prime automobile loans originated by franchised dealerships under a tiered pricing system. Under its pricing and underwriting guidelines, each loan is purchased in an individually negotiated transaction from the selling dealership only after it has been fully underwritten and independently verified by Funding. A staff of 90 credit and compliance personnel in Funding's home office completes the underwriting and due diligence for each funding application. During the compliance phase of the underwriting review, Funding verifies all pertinent information on a borrower's credit application, including verification of landlord information for borrowers without a mortgage. As an additional check on the quality of the prospective loan, each borrower is personally contacted by Funding prior to the acquisition of the loan. At such time, all of the details of the proposed transaction are confirmed with the borrower, including the borrower's level of satisfaction with the purchased vehicle.

     Each transaction is individually priced to achieve a risk-adjusted target purchase price, which is expressed as a percentage of the par value of the loan. The tiered pricing structure of Funding is designed as a guideline for establishing minimum underwriting and pricing standards for the loans to be acquired. The minimum amount of the discount from par for the four tiers ranges from no discount for tier 1 loans to a 10% discount for tier 4 loans. Funding's underwriting standards do not permit the purchase of a loan for more than its par value. Other factors impacting the tier level of a loan include, but are not limited to, prior credit history, repossession and bankruptcy history, open credit account status, income minimums, down payment requirements, payment ratio tests and the contract advance amount as a percentage of the wholesale value of the collateral vehicle. The purpose of the tiered underwriting and pricing structure is to acquire loans that are priced in accordance with risk characteristics and the underlying value of the collateral. The process is designed to approve loan applications for borrowers who are likely to pay as agreed, and to minimize the risk of loss on the disposition of the underlying collateral in the event that a default occurs.

     The following table depicts the 1999 loan characteristics by tier:

                                                          TIER
                                          -------------------------------------
                                             1         2         3         4       TOTAL
                                          -------   -------   -------   -------   --------
                                                       (DOLLARS IN THOUSANDS)
Amount funded...........................  $24,635   $42,884   $37,453   $81,190   $186,162
Number of loans.........................    1,558     2,957     2,793     6,236     13,544
Average loan to value...................    102.3%    100.8%    100.1%     99.6%     100.3%
Average purchase discount...............      9.3%     13.2%     15.3%     16.1%      14.3%
Weighted average coupon.................     18.9%     19.1%     19.2%     19.2%      19.2%
Average term of loan (in months)........       56        55        54        54         54
Average total down payment percentage...     16.4%     18.5%     19.1%     19.8%      18.9%

     Funding seeks to acquire loans that have the following characteristics:

     - Loans originated by a franchised dealership of new automobiles

     - Loans secured by automobiles that have established resale values and a targeted age of approximately two years

     - The borrower has made a substantial down payment on the automobile, which evidences a significant equity commitment

     - The loan is underwritten to provide a debt to income ratio permitting the borrower to comfortably afford the monthly payments

     - The borrower evidences a tendency toward repairing impaired credit

     - Funding's purchase price of the contract from the dealership is less than the published wholesale value of the automobile

     The average automobile financed by Funding 1999 was less than two years old with approximately 24,000 miles. The ratio of the borrower's monthly debt service amount to the borrower's monthly gross income was, on average, equal to 11.1%.

  Financing Strategy

     Funding finances its operations with a warehouse credit facility provided by a commercial conduit with Enterprise Funding Corporation as issuer and Bank of America, N.A. as collateral agent and majority investor for which the principal and interest is fully secured by a credit enhancement provider. In connection with this facility, Bank of America Securities has the right to provide advisory and placement services to Funding. Funding has historically and plans to continue to provide permanent financing for its acquired consumer loans through securitizations of pools of loans totaling between $40 and $100 million.

     The securitization transactions are consummated through the creation of special purpose trusts. The loans are transferred to a trust in exchange for certificates representing the senior interest in the securitized loans held by the trust and, if applicable, a subordinated interest in the securitized loans. The subordinated interests generally consist of the excess spread between the interest and principal paid by the borrowers on the loans pooled in the securitization and the interest and principal of the senior interests issued in the securitization, and other unrated interests issued in the securitization. The senior interests are subsequently sold to investors for cash. Consumer Corp. may elect to retain the subordinated interests or may sell all or some portion of the subordinated interests to investors for cash. Consumer Corp. retains the rights to the excess spreads.

     Upon the sale of loans in securitization transactions, the sum of the cash proceeds received and the estimated present values of the subordinated interests less the costs of origination and securitization and the basis in the loans sold results in a gain recognized at the time of the securitization transaction. The present values of the subordinated interests to be recognized by Consumer Corp. are determined based upon prepayment, loss and discount rate assumptions that are determined in accordance with the unique underlying characteristics of the loans comprising each securitization.

  Servicing

     Consumer Servicing is responsible for the loan accounting, collection, payment processing, skip tracing and recovery activities associated with the Company's consumer lending activities. During 1999, Funding purchased Consumer Servicing for an amount equal to book value, which previously had been indirectly wholly owned. Consumer Servicing has extensive experience in servicing automobile loans and the Company believes that Consumer Servicing is a critical element to the Company's ultimate success in the consumer loan business. Consumer Servicing's activities are closely integrated with the activities of Consumer Corp. This enables Consumer Servicing to take advantage of the information regarding the quality of originated credit that is available from a servicer in order to assist in the evaluation and modification of product design and underwriting criteria.

     Consumer Servicing has servicing centers located in Tustin, California and Dallas, Texas. The staffing of Consumer Servicing consists of 206 personnel, including 169 assigned to customer service and collections. A group of 30 individuals are assigned to the special recovery activities associated with assignments for repossession through the liquidation of the collateral. This group also coordinates any contract reinstatements, notices of intent to dispose of collateral and recovery of any insurance, warranty or other premium payments subject to recovery in the event of cancellation. In addition, a portion of this group is dedicated to asset recovery, which includes tracing of individuals who cannot be located, seeking to collect on deficiencies, managing the storage of repossessed vehicles prior to their disposition and physical damage claims on collateral vehicles. An administrative staff handles the special issues associated with borrowers in bankruptcy and the more complicated issues associated with contracts involved in other legal disputes.

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

     If the borrower does not meet a payment commitment and has not indicated a verifiable and reasonable intention to bring the loan current, the account is assigned to outside agents for repossession at the thirty-third day of delinquency. At such time, the borrower has missed two payments and has not indicated a willingness to enter into a repayment plan. After the collateral is repossessed, the borrower has a limited opportunity to reinstate the obligation under applicable state law by bringing the payment current and reimbursing Consumer Servicing for its repossession expenses. If the loan is not reinstated within the reinstatement period, the collateral is sold by the asset liquidation group. Repossessed automobiles are generally disposed at auction after a thorough inspection and detailing. Historically, the Company used a third party refurbishing center to process some of its repossessed vehicles. During 1999, the Company experienced an immaterial loss of potential sales proceeds processed by the third party provider. Due to these operational difficulties and in an effort to strengthen the controls surrounding this process, the Company has decided to process these vehicles internally. A representative of Funding generally will attend the auction to represent Funding and ensure that the automobile is properly represented by the auction firm.

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

     The Company believes that it is in compliance with applicable government regulations relating to all aspects of the Company's lending activities, including its loan origination activities, consumer credit transactions and sub-prime automobile lending.

COMPETITION

     All of the business lines in which the Company operates are highly competitive. Some of the Company's principal competitors in certain of its businesses are substantially larger and better capitalized than the Company. Because of these resources, these companies may be better able than the Company to obtain new customers for loan production, to acquire Portfolio Assets, to pursue new business opportunities or to survive periods of industry consolidation.

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

     The sub-prime automobile finance market is highly fragmented and very competitive. There are numerous financial services companies serving, or capable of serving, this market, including traditional financial institutions such as banks, thrifts, credit unions, and captive finance companies owned by automobile manufacturers, as well as other non-traditional consumer finance companies, many of which have significantly greater financial and other resources than the Company. Many of these competitors also have long standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and leasing, which are not provided by the Company. In seeking to establish itself as one of the financing sources at the dealers it serves, the Company competes predominately on the basis of its high level of dealer service and strong dealer relationships. There can be no assurance that the Company will be able to compete successfully in this market or against these competitors.

EMPLOYEES

     The Company had 464 employees as of December 31, 1999. No employee is a member of a labor union or party to a collective bargaining agreement. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES.

     FirstCity leases all its office locations. FirstCity leases its current headquarters building from a related party under a noncancellable operating lease which expires December 2001. All leases of the other offices of FirstCity and subsidiaries expire prior to 2006.

ITEM 3. LEGAL PROCEEDINGS.

     On October 4, 1999, Chase Securities, Inc. filed suit alleging breach of contractual terms outlined in an engagement letter retaining Chase Securities, Inc. to render financial advisory services to the Company. Chase Securities, Inc. is demanding approximately $2.4 million in actual damages, approximately $4 thousand in out of pocket costs, and attorneys fees and costs. The Company answered these claims on December 3, 1999. A Motion for Stay pending trial and determination of an action pending in the U.S. District Court for the Western District of Texas was filed on December 3, 1999. This matter is in the early stages of discovery and development, the probable outcome cannot be determined. The Company intends to vigorously defend this suit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                        COMMON AND PREFERRED STOCK DATA

     FirstCity's common stock, $.01 par value per share (the "Common Stock")
(FCFC), and adjusting rate preferred (FCFCO) stock are listed on the Nasdaq National Market System. Its special preferred (FCFCP) stock was redeemed on September 30, 1998. The number of common stockholders of record on March 21, 2000 was approximately 510. High and low stock prices and dividends for the Common Stock, special preferred stock and adjusting rate preferred stock in 1999 and 1998 are displayed in the following table:

                                            1999                          1998
                                 ---------------------------   ---------------------------
                                  MARKET PRICE       CASH       MARKET PRICE       CASH
                                 ---------------   DIVIDENDS   ---------------   DIVIDENDS
QUARTER ENDED                     HIGH     LOW       PAID       HIGH     LOW       PAID
-------------                    ------   ------   ---------   ------   ------   ---------
Common Stock:
  March 31.....................  $16.75   $ 8.88        --     $31.50   $27.00        --
  June 30......................   11.44     5.06        --      33.38    27.38        --
  September 30.................    6.63     0.75        --      29.50    12.06        --
  December 31..................    2.75     1.13        --      15.50    10.38        --
Special Preferred Stock:
  March 31.....................      --       --        --     $22.88   $21.88    $.7875
  June 30......................      --       --        --      22.38    21.13     .7875
  September 30(1)..............      --       --        --      22.38    20.13     1.575
  December 31..................      --       --        --         --       --        --
Adjusting Rate Preferred
  Stock(2):
  March 31.....................  $20.75   $17.38    $0.525     $23.25   $21.75    $.7875
  June 30......................   18.25    15.00     0.525      23.88    21.50     .7875
  September 30.................   15.75     5.00     0.525      22.75    18.25     .7875
  December 31..................    9.63     6.00        --      19.00    14.69     .7875

---------------

(1) Redeemed on September 30, 1998.

(2) In the third quarter of 1999, payment of dividends in respect to the Adjusting Rate Preferred Stock was suspended.

     The Company has never declared or paid a dividend on the Common Stock. The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate that it will declare or pay any dividends on the Common Stock in the foreseeable future. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. The Company's Senior Facility and substantially all of the credit facilities to which the Company's subsidiaries and the Acquisition Partnerships are parties contain restrictions relating to the payment of dividends and other distributions.

ITEM 6. SELECTED FINANCIAL DATA.

     Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Mortgage Corp and Capital Corp. these entities comprise the operations that were previously reported as the Company's residential and commercial mortgage banking business. Because the Company formally adopted plans to discontinue the operations of Mortgage Corp. and Capital Corp., and operations at each such entity have either ceased,or are expected to cease in the near future (no later than one year following the adoption of the plan to discontinue operations), the results of the current and historical operations have been reflected as discontinued operations.

     On October 14, 1999, Mortgage Corp. filed for protection under Chapter 11 of the Bankruptcy Code. Mortgage Corp.'s filings with the bankruptcy court reflected that it had stated assets of approximately $95 million and stated liabilities of approximately $98 million. FirstCity has not guaranteed the indebtedness of Mortgage Corp. and has previously reached agreement with its corporate revolving lenders to permanently waive any events of default related to Mortgage Corp., including bankruptcy. Neither FirstCity nor any of its other affiliates or business units are contemplating filing bankruptcy.

     The Selected Financial Data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report and with the related Consolidated Financial Statements and Notes thereto under Item 8 of this Report.

                            SELECTED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                1999        1998       1997       1996       1995
                                              ---------   --------   --------   --------   --------
Revenues....................................  $  58,928   $ 51,544   $ 63,896   $ 61,469   $ 39,523
Expenses....................................     56,619     51,719     49,482     42,077     23,854
Earnings (loss) from continuing
  operations................................     (4,241)       785     27,623     35,405     14,733
Earnings (loss) from discontinued
  operations................................   (103,915)   (20,977)     8,005      3,724        511
Net earnings (loss).........................   (108,156)   (20,192)    35,628     39,129     15,244
Redeemable preferred dividends..............      2,568      5,186      6,203      7,709      3,876
Net earnings (loss) to common
  shareholders(1)...........................   (110,724)   (25,378)    29,425     31,420     11,368
Net earnings (loss) from continuing
  operations per common share --
  Basic(1)..................................      (0.73)     (0.58)      3.28       4.26       2.08
  Diluted(1)................................      (0.73)     (0.58)      3.25       4.22       2.08
Dividends per common share..................         --         --         --         --         --
At year end:
  Total assets..............................    230,622    336,643    317,146    237,802    315,426
  Total notes payable.......................    169,792    165,922    152,216     91,924     85,518
  Preferred stock...........................     26,965     26,323     41,908     53,617     55,555
Total common equity.........................     26,587    136,955    112,758     84,802     52,788

---------------

(1) Includes $1.2 million, $13.6 million and $16.2 million, respectively, of deferred tax benefits related to the recognition of benefits to be realized from net operating loss carryforwards (NOLs) in 1998, 1997 and 1996, and a deferred tax provision of $4.9 million in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is a diversified financial services company engaged in Portfolio Asset acquisition and resolution and consumer lending. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to Face Value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries. The Company also seeks opportunities to originate and retain high yield commercial loans to businesses and to finance real estate projects that are unable to access traditional lending sources. The consumer lending business involves the acquisition, origination, warehousing, securitization and servicing of consumer receivables. The Company's current consumer lending operations are focused on the acquisition of sub-prime automobile receivables.

     During 1999, the Company adopted plans of discontinuation for its mortgage business operations, which consist of Mortgage Corp. and Capital Corp. The Company realized losses in 1999 from the discontinued operations in the amount of $103.9 million. The components of this loss are losses from operations of $40.7 million, the write-off of the Company's investment in Mortgage Corp. of $50.5 million, write down in the investment in Capital Corp. of $15.6 million, offset by the future operations, net of reserves, of the residual assets of the discontinued business of approximately $2.9 million. The anticipated disposition is subject to many assumptions, including the financial and general market conditions. Changes in these and other factors could materially effect the results of this plan of discontinuation. Furthermore, changes in conditions could dictate changes in the plan of discontinuation, which could result in a material difference in the results of discontinuation.

     On October 14, 1999, Mortgage Corp. filed for protection under Chapter 11 of the Bankruptcy Code. Mortgage Corp.'s filings with the bankruptcy court reflected that it had the stated assets of approximately $95 million and stated liabilities of approximately $98 million. FirstCity has not guaranteed the indebtedness of Mortgage Corp. and has previously reached agreement with its corporate revolving lenders to permanently waive any events of default related to Mortgage Corp., including bankruptcy. Neither FirstCity nor any of its other affiliates or business units are contemplating filing for bankruptcy protection.

     The Company posted a loss from continuing operations of $4.2 million in 1999. After dividends on the preferred stock and loss from discontinued operations, the net loss available to common shareholders was $110.7 million or $13.33 per common share for 1999. Such loss was primarily comprised of the loss from discontinued operations of $103.9 million.

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

     As a result of the significant period to period fluctuations in the revenues and earnings of the Company's Portfolio Asset acquisition and resolution business, and the timing of securitization transactions of Consumer Corp., period to period comparisons of the Company's results of continuing operations may not be meaningful.

ANALYSIS OF REVENUES AND EXPENSES

     The following table summarizes the revenues and expenses of each of the Company's business segments and presents the contribution that each business makes to the Company's operating margin.

                       ANALYSIS OF REVENUES AND EXPENSES

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                           1999          1998          1997
                                                       ------------   -----------   ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Gain on resolution of Portfolio Assets..........   $   4,054      $  9,208      $24,183
     Equity in earnings of Acquisition Partnerships
       and Servicing Entities........................      11,318        12,827        7,605
     Servicing fees(1)...............................       3,850         3,062       11,513
     Other...........................................       6,275         4,185        4,402
                                                        ---------      --------      -------
          Total......................................      25,497        29,282       47,703
  Expenses:
     Salaries and benefits...........................       4,864         4,619        5,353
     Interest on notes payable.......................       3,710         5,118        7,084
     Asset level expenses, occupancy, data processing
       and other.....................................       6,217         7,204       12,103
                                                        ---------      --------      -------
          Total......................................      14,791        16,941       24,540
                                                        ---------      --------      -------
  Operating contribution before direct taxes.........   $  10,706      $ 12,341      $23,163
                                                        =========      ========      =======
  Operating contribution, net of direct taxes........   $  10,620      $ 12,284      $22,970
                                                        =========      ========      =======
CONSUMER LENDING:
  Revenues:
     Gain on sale of automobile loans................   $  10,280      $  7,214      $    --
     Interest income.................................      17,787        10,035       10,182
     Servicing fees..................................       5,086         2,705          553
     Other...........................................         171           106         (454)
                                                        ---------      --------      -------
          Total......................................      33,324        20,060       10,281
  Expenses:
     Salaries and benefits...........................       8,053         5,602        2,959
     Provision for loan losses and impairment of
       residual interests............................       4,302         9,201        6,613
     Interest on notes payable.......................       3,932         3,196        3,033
     Occupancy, data processing and other............      11,283         5,819        3,272
                                                        ---------      --------      -------
          Total......................................      27,570        23,818       15,877
                                                        ---------      --------      -------
  Operating contribution (loss) before direct
     taxes...........................................   $   5,754      $ (3,758)     $(5,596)
                                                        =========      ========      =======
  Operating contribution (loss), net of direct
     taxes...........................................   $   5,689      $ (3,758)     $(5,599)
                                                        =========      ========      =======
  Total operating contribution, net of direct
     taxes...........................................   $  16,309      $  8,526      $17,371
                                                        =========      ========      =======

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                           1999          1998          1997
                                                       ------------   -----------   ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CORPORATE OVERHEAD:
  Revenues:
     Interest income on Class A Certificate(2).......   $      --      $     --      $ 3,553
     Other...........................................         107         2,202        2,359
                                                        ---------      --------      -------
          Total......................................         107         2,202        5,912
  Corporate interest expense.........................      (8,649)       (3,774)      (1,129)
  Salaries and benefits, occupancy, professional and
     other income and expenses, net..................      (7,108)       (7,358)      (6,505)
  Deferred tax benefit (provision)...................      (4,900)        1,189       13,592
  Harbor Merger related expenses.....................          --            --       (1,618)
                                                        ---------      --------      -------
  Earnings (loss) from continuing operations.........      (4,241)          785       27,623
  Earnings (loss) from discontinued operations.......    (103,915)      (20,977)       8,005
                                                        ---------      --------      -------
  Net earnings (loss)................................    (108,156)      (20,192)      35,628
  Preferred dividends................................      (2,568)       (5,186)      (6,203)
                                                        ---------      --------      -------
  Net earnings (loss) to common shareholders.........   $(110,724)     $(25,378)     $29,425
                                                        =========      ========      =======
SHARE DATA:
  Basic earnings (loss) per common share are as
     follows:
     Earnings (loss) from continuing operations
       before accounting change per common share.....   $   (0.73)     $  (0.58)     $  3.28
     Discontinued operations per common share........      (12.51)        (2.77)        1.23
     Cumulative effect of accounting change..........       (0.09)           --           --
     Net earnings (loss) per common share............      (13.33)        (3.35)        4.51
     Weighted average common shares outstanding......       8,307         7,584        6,518
  Diluted earnings (loss) per common share are as
     follows:
     Earnings (loss) from continuing operations
       before accounting change per common share.....   $   (0.73)     $  (0.58)     $  3.25
     Discontinued operations per common share........      (12.51)        (2.77)        1.21
     Cumulative effect of accounting change..........       (0.09)           --           --
     Net earnings (loss) per common share............      (13.33)        (3.35)        4.46
     Weighted average common shares outstanding......       8,307         7,584        6,591

---------------

(1) Includes $6.8 million in 1997 as a result of terminating the Investment Management Agreement with FirstCity Liquidating Trust.

(2) Represents dividends on preferred stock accrued or paid prior to June 30, 1997.

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     Revenues at Commercial Corp. consist primarily of gain on disposition of assets, interest income on performing assets and equity in earnings of affiliated Acquisition Partnerships. In addition, Commercial Corp. derives servicing fees from Acquisition Partnerships for the servicing activities performed related to the assets held in the Acquisition Partnerships. Following the Merger, Commercial Corp. serviced assets held in an affiliated liquidating trust created for the benefit of former FCBOT shareholders (the "Trust") and derived servicing fees for its activities under a servicing agreement between the Trust and Commercial Corp. During the first quarter of 1997, the Trust terminated the servicing agreement and paid Commercial Corp. a termination payment of $6.8 million representing the present value of servicing fees projected to have been earned by Commercial Corp. upon the liquidation of the assets of the Trust, which was expected to occur principally in 1997.

     In its Portfolio Asset acquisition and resolution business, Commercial Corp. acquires Portfolio Assets that are designated as nonperforming, performing or real estate. Each Portfolio is accounted for as a pool and not on an individual asset basis. To date, a substantial majority of the Portfolio Assets acquired by Commercial Corp. have been designated as nonperforming. Once a Portfolio has been designated as either nonperforming or performing, such designation is not changed regardless of the performance of the assets comprising the Portfolio. The Company recognizes revenue from Portfolio Assets and Acquisition Partnerships based on proceeds realized from the resolution of Portfolio Assets, which proceeds have historically varied significantly and likely will continue to vary significantly from period to period. The following table presents selected information regarding the revenues and expenses of the Company's Portfolio Asset acquisition and resolution business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                   PORTFOLIO ASSET ACQUISITION AND RESOLUTION

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
  Average investment:
     Nonperforming Portfolios...........................  $29,822   $41,873   $61,764
     Performing Portfolios..............................   15,618    14,629     9,759
     Real estate Portfolios.............................    9,154    15,919    21,602
  Gain on resolution of Portfolio Assets:
     Nonperforming Portfolios...........................  $ 3,047   $ 6,112   $20,288
     Performing Portfolios..............................       --       299        --
     Real estate Portfolios.............................    1,007     2,797     3,895
                                                          -------   -------   -------
          Total.........................................  $ 4,054   $ 9,208   $24,183
  Interest income on performing Portfolios..............  $ 2,397   $ 2,140   $ 2,052
  Gross profit percentage on resolution of Portfolio
     Assets:
     Nonperforming Portfolios...........................     19.8%     23.6%     27.8%
     Performing Portfolios..............................       --       8.0%       --
     Real estate Portfolios.............................     23.7%     20.9%     27.9%
     Weighted average gross profit percentage...........     20.7%     21.4%     27.8%
  Interest yield on performing Portfolios...............     15.4%     14.1%     21.0%
SERVICING FEE REVENUES:.................................  $ 3,850   $ 3,062   $11,513
PERSONNEL:
  Personnel expenses....................................  $ 4,864   $ 4,619   $ 5,353
  Number of personnel (at period end):
     Production.........................................       12        12         9
     Servicing..........................................       60        64        68
INTEREST EXPENSE:
  Average debt..........................................  $49,078   $71,091   $85,262
  Interest expense......................................    3,710     5,118     7,084
  Average yield.........................................      7.6%      7.2%      8.3%

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

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                            ACQUISITION PARTNERSHIPS

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
REVENUES:
  Gain on resolution of Portfolio Assets.............  $ 51,035   $ 57,628   $ 33,398
  Gross profit percentage on resolution of Portfolio
     Assets..........................................      40.9%      33.9%      18.7%
  Interest income....................................  $ 16,409   $  9,714   $  8,432
  Other income.......................................     1,914      3,127      1,053
INTEREST EXPENSE:
  Interest expense...................................    15,626     13,081     10,294
  Average debt.......................................   159,827    159,145    111,422
  Average yield......................................       9.8%       8.2%       9.2%
OTHER EXPENSES:
  Servicing fees.....................................  $  6,391   $  5,360   $  4,984
  Legal..............................................     2,178      2,557      1,957
  Property protection................................     3,109      5,898      3,956
  Other..............................................     5,599      9,867      1,575
                                                       --------   --------   --------
          Total other expenses.......................    17,277     23,682     12,472
                                                       --------   --------   --------
          Net earnings...............................  $ 36,455   $ 33,706   $ 20,117
                                                       ========   ========   ========
Equity in earnings of Acquisition Partnerships.......  $ 11,444   $ 12,827   $  7,605
Equity in loss of Servicing Entities.................      (126)        --         --
                                                       --------   --------   --------
                                                       $ 11,318   $ 12,827   $  7,605
                                                       ========   ========   ========

  Servicing Fee Revenues

     Commercial Corp. derives fee income for its servicing activities performed on behalf of the Acquisition Partnerships. In connection with the Acquisition Partnerships, Commercial Corp. generally earns a servicing fee of between 3% and 8% of gross cash collections generated by the Acquisition Partnerships, rather than a periodic management fee based on the Face Value of the assets being serviced. The rate of servicing fee charged is a function of the average Face Value of the assets within each Portfolio being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range).

CONSUMER LENDING

     The primary components of revenue derived by Consumer Corp. are interest income and gain on sale of loans. The primary expenses of Consumer Corp. are salaries and benefits, provision for loan losses and impairment of residual interests and interest expense. The following chart presents selected information regarding the revenues and expenses of Consumer Corp.'s consumer lending business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                CONSUMER LENDING

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
INTEREST INCOME:
  Average loans and investments:
     Auto...............................................  $56,540   $35,880   $48,682
     Investments........................................   41,864    26,720     4,278
  Interest income:
     Auto...............................................   11,811     7,542     9,067
     Investments........................................    5,487     2,181       548
  Average yield:
     Auto...............................................     20.9%     21.0%     18.6%
     Investments........................................     13.1%      8.2%     12.8%
SERVICING FEE REVENUES..................................  $ 5,086   $ 2,705   $   553
PERSONNEL:
  Personnel expenses....................................  $ 8,053   $ 5,602   $ 2,959
  Number of personnel (at period end):
     Production.........................................      142        93        53
     Servicing..........................................      206       110        53
INTEREST EXPENSE:
  Average debt..........................................  $53,948   $36,302   $34,129
  Interest expense......................................    3,932     3,196     3,033
  Average yield.........................................      7.3%      8.8%      8.9%

  Interest Income

     Interest income is accrued on originated and acquired loans at the contractual rate of interest of the underlying loan. The accrual of interest income is discontinued once a loan becomes 90 days past due.

  Gain on Sale of Loans

     Consumer Corp. accumulates and pools automobile loans acquired from franchised dealerships for sales in public and private securitization transactions. Such transactions result in the recognition of gains to the extent that the proceeds received (including the estimated value of the retained subordinated interests) exceed the basis of the automobile loans and the costs associated with the securitization process. When the automobile loans are securitized and sold, the retained interests are valued at the discounted present value of the cash flows expected to be realized over the anticipated average life of the assets sold after future estimated credit losses, estimated prepayments, servicing fees and other securitization fees related to the loans sold. The discounted present value of such interests is computed using Consumer Corp.'s assumptions of market discount rates, prepayment speeds, default rates, credit losses and other costs based upon the unique underlying characteristics of the automobile loans comprising each securitization.

     Consumer Corp. completed two securitization transactions in 1999, FAR 1999-1 and FAR 1999-2. Approximate aggregate loss assumptions were 10.7% and 11.0%, respectively, of the outstanding principal balance of underlying loans. In its securitization transactions completed in 1998, NAF 1998-1, FAR 1998-2 and FAR 1998-3, Consumer Corp. assumed that losses would approximate an aggregate of 19.8%, 15.4% and 11.2%, respectively, of the outstanding principal balance of the underlying loans. Consumer Corp. calculated the present value of future cash flows from the securitizations using discount rates ranging from 7.3% (on one rated security) to 15% per year and prepayment speeds ranging from 10% to 15%.

  Provision for Loan Losses and Impairment of Residual Interests

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

     During 1997, the operating margin of Consumer Corp. was significantly impacted by provisions for loan losses in the amount of approximately $6.6 million related to the loans originated in Consumer Corp.'s original sub-prime auto receivable business. The Company's initial venture into the sub-prime automobile market involved the acquisition of a distressed sub-prime portfolio from a secured lender. Following the acquisition of the portfolio, the Company began the acquisition of additional loans on an indirect basis from financial institutions who originated loans pursuant to contractual agreements with a subsidiary of Consumer Corp. The Company concluded that the contractual underwriting standards and the purchase discounts on which the initial program was based were insufficient to generate automobile loans of acceptable quality to the Company. As a result, the Company terminated its obligations with the financial institutions participating in the original origination program effective January 31, 1998. The continued flow of production into 1998 under this program resulted in the Company making provisions for loan losses and impairment of residual interests totaling $9.2 million for the year, the majority of which can be attributed to these loans. In 1999, these loans continued in their lackluster performance and were again principally responsible for $4.3 million in provisions for loan losses and impairment of residual interests.

     Based upon the experience gained with its initial consumer origination program, the Company undertook to develop an origination and underwriting approach that would give Consumer Corp. significantly greater control over the origination and pricing standards governing its consumer lending activities. The formation of Funding resulted from these development activities. The underwriting process and purchase discount methodology employed by Funding has significantly changed the underwriting criteria and purchase standards of Consumer Corp. from the methodology employed during the majority of 1996 and 1997. In Funding's case, the objectives established for purchasing loans from originating dealers are designed to result in the purchase discount equaling or exceeding the expected loss for all loans acquired.

INCOME TAXES

     As a result of the Merger, the Company has substantial federal NOLs, which can be used to offset the tax liability associated with the Company's pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits, such as the Harbor Merger in the third quarter of 1997, result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic financial statements. Due to the evaluation of the recoverability of the deferred tax asset recognized related to the mortgage banking operations, the Company increased its valuation allowance by $4.9 million in 1999. Similar events could occur in the future, and would impact the recognition of the Company's estimate of the required valuation allowance associated with its NOLs. If there are changes in the estimated level of the required reserve, net earnings will be affected accordingly.

     Results of operations for 1998 were nominally impacted by the effect of recording a deferred tax benefit of $1.2 million to recognize the benefit related to NOLs. Earnings for 1997 were significantly increased by the recognition of tax benefits totaling $13.6 million resulting from the Company's reassessment of the valuation allowance related to its NOL asset. Realization of the asset is dependent upon generating sufficient taxable earnings to utilize the NOL. Prior to 1996, the deferred tax asset resulting from the Company's NOL was entirely offset by its valuation reserve. In 1997 and 1996, the valuation reserve was adjusted based on the Company's estimate of its future pre-tax income.

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

     In June 1997, the Company began an offer to exchange one share of newly issued adjusting rate preferred stock ("Adjusting Rate Preferred") for each outstanding share of Special Preferred. The Company completed such exchange offer in the third quarter of 1997 pursuant to which 1,073,704 shares of Special Preferred were tendered for a like number of shares of Adjusting Rate Preferred. An additional 149,197 shares were exchanged in 1998. The remaining Special Preferred was redeemed on September 30, 1998 for $14.7 million plus accrued dividends. The Adjusting Rate Preferred has a redemption value of $21.00 per share and a 15% annual dividend rate through September 30, 1998, at which time the dividend rate is reduced to 10% per annum. The Adjusting Rate Preferred is redeemable by the Company on or after September 30, 2003, with a mandatory maturity date of September 30, 2005. In the third quarter of 1999, dividends were suspended.

     The redemption by the Trust of its obligation on the Class A Certificate represented a premium over the redemption value of the Special Preferred, which was reflected as a deferred credit in the Company's financial statements. The deferred credit was accreted to income over the weighted average life of the Special Preferred and the Adjusting Rate Preferred through September 30, 1998.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Annual Report on Form 10-K.

1999 COMPARED TO 1998

     The Company reported a net loss of $108.2 million in 1999 (including a deferred tax provision of $4.9 million) compared to a loss of $20.2 million in 1998 (including a $1.2 million deferred tax benefit from NOLs). Net loss to common shareholders was $110.7 million in 1999 compared to a loss of $25.4 million in 1998. On a per share basis, net loss attributable to common shareholders was $13.33 in 1999 compared to $3.35 in 1998. The primary factor contributing to the loss for 1999 was losses from discontinued mortgage operations of $103.9 million or $12.51 per share for 1999 as compared to losses of $21.0 million or $2.77 per share in 1998. Additionally, an accounting change related to SOP 98-5 resulted in a loss of $.8 million in 1999 or $0.09 per share.

  Portfolio Asset Acquisition and Resolution

     Commercial Corp.'s year end investment in Portfolio Assets decreased to $39.4 million in 1999 from $68.4 million in 1998. Commercial Corp., through its investment in Acquisition Partnerships invested $11.2 million in equity in Portfolio Assets in 1999 compared to $28.5 million in 1998. Such investments represented Commercial Corp.'s share of Portfolio Assets acquired totaling $210.8 million and $139.7 million for 1999 and 1998, respectively.

     Gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets decreased by 54% to $19.6 million in 1999 from $43.0 million in 1998. The net gain on resolution of Portfolio Assets decreased by 56% to $4.1 million in 1999 from $9.2 million in 1998 as the result of lower collections. The average gross profit percentage on the resolution of Portfolio Assets in 1999 was 20.7% as compared to 21.4% in 1998.

     Equity in earnings of Acquisition Partnerships and Servicing
Entities. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships decreased by 27% to $125 million in 1999 from $170 million in 1998 while the gross profit percentage increased to 40.9% in 1999 from 33.9% in 1998. Interest income rose $6.7 million in 1999. Other expenses of the Acquisition Partnerships decreased by $6.4 million in 1999 generally reflecting costs associated with the resolution of Portfolio Assets in Europe which generated proceeds of $62.2 million. The net result was an overall increase in the net income of the Acquisition Partnerships of 8.2% to $36.5 million in 1999 from $33.7 million in 1998. However, Commercial Corp.'s equity earnings from Acquisition Partnerships decreased by 12% to $11.3 million in 1999 from $12.8 million in 1998 due primarily to lower equity interests in Portfolios purchased through Acquisition Partnerships during 1999 and at the end of 1998.

     Servicing fee revenues. Servicing fees increased by 26% to $3.9 million in 1999 from $3.1 million in 1998 primarily as a result of collections from the acquisition partnership in Mexico formed at year-end 1998.

     Other revenues. Other revenues increased by 50% to $6.3 million in 1999 from $4.2 million in 1998 due to $2.2 million of gains recognized in 1999 from sales of investments in Acquisition Partnerships in Japan and France.

     Operating expenses. Operating expenses declined by 13% to $14.8 million in 1999 from $16.9 million in 1998 primarily as a result of reduced interest expense and lower asset level expenses.

     Salaries and benefits were relatively flat year to year.

     Interest on notes payable declined $1.4 million or 28% due to lower debt levels.

     Asset level expenses, occupancy, data processing and other expenses decreased by 14% to $6.2 million in 1999 from $7.2 million in 1998 as a result of lower investments in Portfolio Assets and the consolidation of servicing offices in 1999.

  Consumer Lending

     Gain on sale of automobile loans. In 1999, Consumer Corp. realized a gain of $10.3 million on the sale of automobile loans as compared to $7.2 million in 1998, primarily due to higher purchase discounts associated with the underlying loans sold into the 1999 securitizations.

     Interest and other income. Interest income increased by 77% to $17.8 million in 1999 from $10.0 million in 1998, reflecting increased levels of loan origination activity and an increase in the average balance of aggregate loans and investments held by Consumer Corp. during 1999. Servicing fees increased $2.4 million or 88% due to increased service fee revenue from securitization trusts.

     Operating expenses. Operating expenses increased by 16% to $27.6 million in 1999 from $23.8 million in 1998 primarily as a result of increased operating activity due to higher levels of loan fundings and servicing portfolio.

     Salaries and benefits increased by $2.5 million or 44% as a result of the increased levels of operating activity.

     Provision for loan losses and impairment on residual interests decreased by $4.9 million or 53% from 1998 as a result of decreased losses in the NAF originated Auto Receivable residuals.

     Interest expense increased by 23% to $3.9 million in 1999 from $3.2 million in 1998 as a result of a higher volume of debt.

     Occupancy, data processing and other expenses increased by 94% to $11.3 million in 1999 from $5.8 million in 1998 as a result of increased levels of operating activity.

  Other Items Affecting Net Earnings

     The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

     Corporate interest expense. Company level interest expense increased by 129% to $8.6 million in 1999 from $3.8 million in 1998 as a result of higher volumes of debt associated with the equity required to purchase Portfolio Assets, equity interests in Acquisition Partnerships and capital support to operating subsidiaries.

     Corporate overhead. Salary and benefits decreased 23% to $2.7 million in 1999 due to a reimbursement of salaries for certain corporate employees who worked on special projects for other entities. Other overhead expenses were flat, including a write-off of $.8 million of organization costs in accordance with SOP 98-5. Additionally, during the first nine months of 1998 the Company recognized deferred premium income of $2.1 million related to the redemption of Special Preferred Stock.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income (loss) and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded to the extent such is expected to be realized in future periods. A valuation allowance is established for the difference between the amount of NOLs available and the amount expected to be utilized. The Company recorded a deferred tax provision of $4.9 million to increase the valuation allowance on the deferred tax asset (based on an evaluation of the realization of income from the discontinued mortgage banking operations) in 1999 as compared to a benefit of $1.2 million in 1998.

1998 COMPARED TO 1997

     The Company reported a net loss of $20.2 million in 1998 (including a $1.2 million deferred tax benefit from NOLs) compared to earnings of $35.6 million (including a $13.6 million deferred tax benefit from NOLs) in 1997. Net loss to common shareholders was $25.4 million in 1998 compared to net earnings of $29.4 million in 1997. On a per share basis, basic net loss attributable to common shareholders was $3.35 in 1998 compared to net earnings of $4.51 in 1997. Diluted net loss per common share was $3.35 in 1998 compared to net earnings of $4.46 ($2.40 excluding the deferred tax benefit from NOLs) in 1997. The primary factor contributing to the 1998 loss was losses from discontinued mortgage operations of $21.0 million or $2.77 per share in 1998 as compared to mortgage operation earnings of $8.0 million or $1.21 per diluted share in 1997. The 1997 results reflect the positive effect of the $6.8 million, or $1.03 per share, payment from the Trust in settlement of the Investment Management Agreement.

  Portfolio Asset Acquisition and Resolution

     Commercial Corp. purchased $139.7 million of Portfolio Assets during 1998 for its own account and through the Acquisition Partnerships compared to $183.2 million of acquisitions in 1997. Commercial Corp.'s investment in Portfolio Assets decreased to $68.4 million in 1998 from $90.0 million in 1997. Commercial Corp. invested $28.5 million in equity in Portfolio Assets in 1998 compared to $37.1 million in 1997.

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

     Equity in earnings of Acquisition Partnerships and Servicing
Entities. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships decreased by 4.5% to $170 million in 1998 from $178 million in 1997 while the gross profit percentage increased to 33.9% in 1998 from 18.7% in 1997. Other expenses of the Acquisition Partnerships increased by $11.2 million in 1998 generally reflecting costs associated with the resolution of Portfolio Assets in Europe which generated proceeds of $98.7 million. The net result was an overall increase in the net income of the Acquisition Partnerships of 68% to $33.7 million in 1998 from $20.1 million in 1997. As a result, Commercial Corp.'s equity earnings from Acquisition Partnerships increased by 69% to $12.8 million in 1998 from $7.6 million in 1997.

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

  Consumer Lending

     Gain on sale of automobile loans. The Company realized gains of $7.2 million on the sale of approximately $172 million of automobile loans in 1998. During 1997, the Company completed one securitization sale of loans totaling $35 million; however, no gain was recognized due to the poor performance history associated with the original automobile finance program.

     Interest and other income. Interest income was relatively flat year to year. Servicing fees increased $2.2 million due to increased revenue from securitization trusts.

     Interest expense. Interest expense was relatively flat year to year.

     Operating expenses. Salaries and benefits increased by 89% to $5.6 million in 1998 from $3.0 million in 1997 as a result of the increased levels of operating activity in 1998. Other expenses increased $2.5 million due to the growth in the origination and servicing operations.

     Provision for loan losses and residual interests. The provision for loan losses on automobile receivables and impairment of residual interests increased to $9.2 million from $6.6 million in 1997. The provision for impairment on residual interests totaled $4.5 million while the provision for loan losses totaled $4.7 million in 1998. This provision is primarily a result of Consumer Corp.'s review and increase of the underlying loss assumptions from a range of 13-14% to 16-18% based upon actual performance of the securitized assets and anticipated losses on the loans originated under the discontinued initial venture into the sub-prime automobile market.

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

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company reported a deferred tax benefit from NOLs of $1.2 million in 1998 as compared to a benefit of $13.6 million in 1997.

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

     During the fourth quarter of 1999, FirstCity completed several transactions that enhance the Company's liquidity position through additional funding. The transactions were structured to provide the immediate funding needs of FirstCity's remaining business units while containing incentives for the Company to replace the borrowings with other sources of funding over time.

     The Company renewed and restructured its senior lending facility (the "Senior Facility"). The Senior Facility was renewed at a maximum available amount of $88 million. The restructured Senior Facility matures June 2001 and carries pricing of Libor plus 4% on the outstanding indebtedness thereunder. The Senior Facility provides for a facility fee of $1.65 million if the loan is paid in full before September 30, 2000, or $2.5 million if paid thereafter. Defaults at Harbor Financial Group, Inc. and its subsidiaries do not constitute defaults under the Senior Facility. The Senior Facility also requires the consent of the lenders prior to payment of any common and preferred dividends. The Company continually evaluates its liquidity position giving priority to assuring adequate funding levels for its two operating entities. Secondarily, management will determine when and if it is appropriate to pay the dividends on the Company's outstanding preferred stock. Currently, there are approximately 1.2 million preferred shares outstanding with accrued dividends of approximately $1.3 million.

     During 1999, the Company issued $25 million in senior subordinated notes maturing in December 2003. The notes bear interest at prime plus 3.75% in the first year and provide for an increase of 1/2% in the rate each year thereafter. The redemption price for the notes is equal to the principal amount of the notes plus any accrued interest through December 31, 1999. The redemption price increases by 1% of the principal amount on January 1, 2000 and each January 1 thereafter. In conjunction with this financing, the Company issued a warrant for the purchase of 425,000 shares of the Company's common stock at $2.3125 per share (the closing price on December 21, 1999). The estimated fair value of such warrant of $875,000, was allocated to shareholders' equity with an offsetting discount reflected on the debt. Such discount will be amortized over the life of the debt. The obligation to issue a warrant for 250,000 shares of the Company's common stock to the revolving lender was cancelled in conjunction with this financing and the restructuring of the Senior Facility. The Company also issued an option to the note holder allowing it to acquire an additional warrant for 1,975,000 shares of non-voting common stock in the Company (currently no such stock is authorized), which can be exercised after one year if the notes or any portion thereof remains outstanding, but not prior thereto. The strike price on these warrants is $2.3125. In the event that the notes are paid prior to the expiration of such one-year period through a transaction involving the issuance of warrants, the note holder is entitled to retain sufficient warrants to allow the note holder to acquire approximately 4.86% of the Company's common stock. The Company has until May 15, 2000 to take the necessary actions to authorize the issuance of the non-voting common stock covered by the option.

     FirstCity Funding, L.P., the Company's automobile finance business unit, completed securitizations of $56 million and $100 million of face value of automobile receivables in 1999. The first transaction was structured with $48.9 million in senior bonds and the balance held by the Company in a residual interest. The second transaction was structured with $73.7 million in senior bonds, $9.3 million in junior bonds and the balance held by the Company in a residual interest. Additionally, the credit enhancement provider for the automobile warehouse facility has reestablished funding to a maximum available funding amount of $70 million ($50 million at December 31, 1999 with an additional $20 million available subsequent to year end) and has been extended through June of 2000. The Company continues to work with the credit enhancement provider on its automobile securitizations to continue extensions of the waivers and consents of trigger events occurring from the Company's failure to meet certain financial covenants resulting from losses in the Company's discontinued mortgage operations.

     Although the above transactions enhanced the Company's immediate liquidity concerns, management has identified the following areas that it believes are essential to allow the Company to meet all of its financing needs and cover its obligations during 2000:

     - the ability to continue to obtain warehouse financing for consumer lending operations and identify alternative sources for such funding;

     - identify alternative or additional sources of financing on residual interests obtained from securitization transactions;

     - the ability to continue to securitize automobile finance receivables, either with or without credit enhancement;

     - the ability to obtain additional financing required by Commercial Corp. for investment in additional Portfolio Assets; and

     - realize positive cash flows from existing equity investments in Portfolio Assets

     The Company has received an extension on its automobile finance warehouse line through June 28, 2000, and is currently in discussions with various warehouse lenders regarding the potential to structure alternative or additional funding. Alternatives currently being explored include a whole loan sale arrangement and an uninsured warehouse line.

     During January 2000, the Company increased its existing residual financing from $4 million at December 31, 1999 to $7 million. Residual interests securing this borrowing had a carrying value of $40.6 million at December 31, 1999. Although there is no guarantee, the Company anticipates additional borrowings against such residuals will be available in the future.

     During the first quarter of 2000, the Company completed an automobile finance receivable securitization containing loans of approximately $41 million at the end of March 2000. The ability of the Company to continue to securitize is dependant on numerous factors including, but not limited to, conditions in the securities market in general and conditions in the asset-backed securitization market. The Company does not anticipate a significant down-turn in market conditions that would have a significant adverse impact on the Company's ability to securitize its loans.

     The Company anticipates closing a secured, $17 million equity acquisition facility for the investment in future Acquisition Partnerships. This, along with equity distributions (totaling approximately $1.6 million for the first quarter of 2000) from existing Acquisition Partnerships, is adequate to meet the funding needs of Commercial Corp.

     As an additional source of liquidity, the Company can sell portfolio assets, loans or portions of operating businesses.

     Based on the above, management of the Company expects that it will be able to meet its obligations as they come due during 2000.

     The Company and each of its major operating subsidiaries have entered into one or more credit facilities to finance its respective operations. Each of the operating subsidiary credit facilities is nonrecourse to the Company and the other operating subsidiaries, except as discussed below.

     The Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $248 million (including the proposed $17 million equity acquisition facility) and outstanding borrowings of $170 million. The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of April 5, 2000 and the outstanding borrowings under such facilities as of December 31, 1999.

                               CREDIT FACILITIES

                                          OUTSTANDING
                                           BORROWINGS
                                             AS OF
                              PRINCIPAL   DECEMBER 31,
                               AMOUNT         1999       INTEREST RATE   OTHER TERMS AND CONDITIONS
                              ---------   ------------   -------------   --------------------------
                               (DOLLARS IN MILLIONS)
FIRSTCITY
Company Senior Facility.....    $ 88          $ 77       Libor + 4%     Secured by the assets of the
                                                                        Company, expires June 30,
                                                                        2001
Company senior subordinated
  term debt.................      25            25       Prime + 3.75%  Secured by the assets of the
                                                                        Company, expires December
                                                                        20, 2003
Term fixed asset
  facilities................      --             1       Prime + 1.0%   Secured by certain fixed
                                                                        assets, repaid February 2000
Term credit facilities......       8            10       LIBOR + 5.0%   Secured by stock of an
                                                         Fixed at       acquisition partnership and
                                                         7.25%          certain residual interests,
                                                                        expires April 15, 2000 and
                                                                        January 3, 2001
COMMERCIAL CORP.
Term facility...............       7             7       LIBOR + 4.0%   Term facility secured by
                                                                        existing Portfolio Assets,
                                                                        expires April 30, 2000
Term acquisition
  facilities................      24            24       Fixed at       Acquisition facilities for
                                                         7.00%          existing Portfolio Assets.
                                                         to 7.66%       Secured by Portfolio Assets.
                                                                        Expires June 5, 2002 and
                                                                        November 7, 2002

                                          OUTSTANDING
                                           BORROWINGS
                                             AS OF
                              PRINCIPAL   DECEMBER 31,
                               AMOUNT         1999       INTEREST RATE   OTHER TERMS AND CONDITIONS
                              ---------   ------------   -------------   --------------------------
                               (DOLLARS IN MILLIONS)
Equity acquisition
  facility..................      17            --       LIBOR + 4.5%   Acquisition facility for the
                                                                        investment in future
                                                                        acquisition partnerships,
                                                                        anticipated to close April,
                                                                        2000. Expires March 31, 2001
CONSUMER CORP.
Warehouse facility..........      70            20       Rate based on  Commercial paper conduit
                                                         commercial     warehouse facility secured
                                                         paper rates    by automobile receivables,
                                                         combined with  expires June 28, 2000
                                                         certain
                                                         facility fees
Term facility...............       7             4       Prime + 1%     Term facility secured by
                                                                        residual interests in
                                                                        automobile securitized
                                                                        loans, expires May 3, 2000
Term fixed asset
  facilities................       2             2       Fixed at       Secured by certain fixed
                                                         9.33%          assets,
                                ----          ----
                                                         to 9.50%       expires July 31, 2002 and
                                                                        2003
          Total.............    $248          $170
                                ====          ====
Unconsolidated Acquisition
  Partnerships Term
  acquisition facilities....    $181          $181
                              --------    ---------
                              --------    ---------      Fixed at 8.5%  Senior and subordinated
                                                         to 13%,        loans secured by Portfolio
                                                         LIBOR + 2% to  Assets, various maturities
                                                         4% and
                                                         Prime + 1%

     FirstCity. The Company Credit Facility is a $88 million revolving credit facility secured by substantially all the assets of the Company, including a pledge of the stock of substantially all of its operating subsidiaries and its equity interests in the Acquisition Partnerships. At December 31, 1999, the amount outstanding under the facility totaled approximately $77 million. The Company Credit Facility matures on June 30, 2001.

     Commercial Corp. Commercial Corp. funds its activities with equity investments and subordinated debt from the Company and nonrecourse financing provided by a variety of bank and institutional lenders, primarily Cargill Financial. Such lenders provide funds to the special purpose entities formed for the purpose of acquiring Portfolio Assets or to Acquisition Partnerships formed for the purpose of co-investing in asset pools with other investors, principally Cargill Financial.

     Consumer Corp. Consumer Corp. conducts most of its activities through Funding and funds its activities with equity investments and subordinated debt from the Company and a limited recourse $70 million warehouse credit facility with Bank of America. Funds are advanced under the facility in accordance with an eligible loan borrowing base. Loans are eligible for inclusion in the borrowing base if they meet documented underwriting standards as approved by Bank of America and are not delinquent beyond terms established in the loan agreement. Under the terms of the credit facility, the Company guarantees 25% of the amount outstanding under the facility from time to time in addition to an undertaking by the Company to support the liquidity requirements required in securitization transactions.

     The borrowing facilities for the Company, Commercial Corp. and Consumer Corp. each include key personnel provisions. These provisions generally provide that if certain key personnel are no longer employed and suitable replacements are not found within a defined time limit, such facilities become due and payable.

FOURTH QUARTER

     Net earnings for the fourth quarter of 1999 were $1.2 million. After deducting preferred dividends, net earnings attributable to common equity were $.5 million, or $0.06 per basic and diluted share. Net earnings for the fourth quarter of 1998 were $4.9 million, including a $.3 million deferred tax benefit. After deducting preferred dividends, net earnings attributable to common equity were $4.2 million in 1998, or $.51 per basic and diluted share ($0.38 from continuing operations). The following table presents a summary of operations for the fourth quarters of 1999 and 1998.

                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

                                                                  FOURTH QUARTER
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Revenues....................................................   $18,466      $15,907
Expenses....................................................    17,061       11,617
Earnings from continuing operations.........................     1,154        3,829
Earnings from discontinued operations.......................        --        1,059
                                                               -------      -------
Net earnings................................................     1,154        4,888
                                                               -------      -------
Preferred dividends.........................................       642          642
                                                               -------      -------
Net earnings to common shareholders.........................   $   512      $ 4,246
                                                               =======      =======
Net earnings from continuing operations per common share --
  basic and diluted.........................................   $  0.06      $  0.38

EFFECT OF NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("SFAS No. 133"), "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS 133, hedging relationships may be redesignated and securities held to maturity may be transferred to available for sale or trading. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on January 1, 2001 and is evaluating the impact, if any, this statement may have on its future Consolidated Financial Statements.

                                  RISK FACTORS

RISKS ASSOCIATED WITH RAPID GROWTH AND ENTRY INTO NEW BUSINESSES

     Following the Merger in 1995, the Company embarked upon a strategic diversification of its business. Previously, the Company had been engaged primarily in the Portfolio Asset acquisition and resolution business. During 1997, the Company entered the residential and commercial mortgage banking business and the consumer lending business in 1996, through a combination of acquisitions and the start-up of new business ventures. As previously discussed, during 1999, the Company adopted formal plans to discontinue its mortgage banking operations, which had a significant adverse impact on the Company's results of operations.

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

RISKS ASSOCIATED WITH DISCONTINUED OPERATIONS

     During the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Mortgage Corp. and Capital Corp. Potential liability of the Company could arise in regard to the bankruptcy filing of Mortgage Corp. The risk that the value of Capital Corp's. retained interests in the securitizations could be adversely affected by the level and fluctuation of interest rates, resulting in a lower realizable value. The above items could have a material adverse impact on the formal plans of termination and the future earnings of the Company.

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

     Dependence on Warehouse Financing. As is customary in the consumer lending businesses, the Company's subsidiaries depend upon warehouse credit facilities with financial institutions or institutional lenders to finance the origination and purchase of loans on a short-term basis pending sale or securitization. Implementation of the Company's business strategy requires the continued availability of warehouse credit facilities, and may require increases in the permitted borrowing levels under such facilities. There can be no assurance that such financing will be available on terms satisfactory to the Company. The inability of the Company to arrange additional warehouse credit facilities, to extend or replace existing facilities when they expire or to increase the capacity of such facilities may have a material adverse effect on the Company's financial condition, results of operations and business prospects.

RISKS OF SECURITIZATION

     Significance of Securitization. The Company believes that it will become increasingly dependent upon its ability to securitize sub-prime automobile loans and other loans to efficiently finance the volume of assets expected to be generated. Accordingly, adverse changes in the secondary market for such loans could impair the Company's ability to originate, purchase and sell loans on a favorable or timely basis. Any such impairment could have a material adverse effect upon the Company's financial condition, results of operations and business prospects. Proceeds from the securitization of originated and acquired loans are required to be used to repay borrowings under warehouse credit facilities, thereby making such facilities available to finance the origination and purchase of additional loan assets. There can be no assurance that, as the Company's volume of loans originated or purchased increases and other new products available for securitization increases, the Company will be able to securitize its loan production efficiently. An inability to efficiently securitize its loan production could have a material adverse effect on the Company's financial condition, results of operations and business prospects.

     Securitization transactions may be affected by a number of factors, some of which are beyond the Company's control, including, among other things, the adverse financial condition of, or developments related to, some of the Company's competitors, conditions in the securities markets in general, and conditions in the asset-backed securitization market. The Company's securitizations typically utilize credit enhancements in the form of financial guaranty insurance policies in order to achieve enhanced credit ratings. Failure to obtain insurance company credit enhancement could adversely affect the timing of or ability of the Company to effect securitizations. In addition, the failure to satisfy rating agency requirements with respect to loan pools would adversely impact the Company's ability to effect securitizations.

     Contingent Risks. Although the Company intends to sell substantially all of the sub-prime automobile loans and other consumer loans that it originates or purchases, the Company retains some degree of credit risk on substantially all loans sold. During the period in which loans are held pending sale, the Company is subject to various business risks associated with the lending business, including the risk of borrower default, the risk of foreclosure and the risk that a rapid increase in interest rates would result in a decline in the value of loans to potential purchasers. The Company expects that the terms of its securitizations will require it to establish deposit accounts or build over-collateralization levels through retention of distributions otherwise payable to the holders of subordinated interests in the securitization. The Company also expects to be required to commit to repurchase or replace loans that do not conform to the representations and warranties made by the Company at the time of sale.

     Retained Risks of Securitized Loans. The Company makes various representations with respect to the loans that it securitizes. With respect to acquired loans, the Company's representations rely in part on similar representations made by the originators of such loans when they were purchased by the Company. In the event of a breach of its representations, the Company may be required to repurchase or replace the related loan using its own funds. While the Company may have a claim against the originator in the event of a breach of any of these representations made by the originators, the Company's ability to recover on any such claim will be dependent on the financial condition of the originator. There can be no assurance that the Company will not experience a material loss associated with any of these contingencies.

     Performance Assumptions. Funding's future net income will be highly dependent on realizing securitization gains on the sale of loans. Such gains will be dependent largely upon the estimated present values of the subordinated interests expected to be derived from the transactions and retained by the Company. Management makes a number of assumptions in determining the estimated present values for the subordinated interests. These assumptions include, but are not limited to, prepayment speeds, default rates and subsequent losses on the underlying loans, and the discount rates used to present value the future cash flows. All of the assumptions are subjective. Varying the assumptions can have a material effect on the present value determination in one securitization as compared to any other. Subsequent events will cause the actual occurrences of prepayments, losses and interest rates to be different from the assumptions used for such factors at the time of the recognition of the sale of the loans. The effect of the subsequently occurring events could cause a re-evaluation of the carrying values of the previously estimated values of the subordinated interests and excess spreads and such adjustment could be material.

     Because the subordinated interests to be retained by Funding represent claims to future cash flow that are subordinated to holders of senior interests, Funding retains a significant portion of the risk of whether the full value of the underlying loans may be realized. In addition, holders of the senior interests may have the right to receive certain additional payments on account of principal in order to reduce the balance of the senior interests in proportion to the credit enhancement requirements of any particular transaction. Such payments for the benefit of the senior interest holders will delay the payment, if any, of excess cash flow to Funding as the holder of the subordinated interests.

IMPACT OF CHANGING INTEREST RATES

     Because most of the Company's borrowings are at variable rates of interest, the Company will be impacted by fluctuations in interest rates. However, certain effects of changes in interest rates, such as increased prepayments of outstanding loans, cannot be mitigated. Fluctuations in interest rates could have a material adverse effect on the Company's consolidated financial condition, results of operations and business prospects.

     A substantial and sustained decline in interest rates may adversely impact the amount of distressed assets available for purchase by Commercial Corp. The value of the Company's interest-earning assets and liabilities may be directly affected by the level of and fluctuations in interest rates, including the valuation of any residual interests in securitizations that would be severely impacted by increased loan prepayments resulting from declining interest rates.

     Conversely, a substantial and sustained increase in interest rates could adversely affect the ability of the Company to originate loans and could reduce the gains recognized by the Company upon their securitization and sale. Fluctuating interest rates also may affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sale and the interest paid by the Company for funds borrowed under the Company's warehouse credit facilities or otherwise.

CREDIT IMPAIRED BORROWERS

     The Company's sub-prime borrowers generally are unable to obtain credit from traditional financial institutions due to factors such as an impaired or poor credit history, low income or another adverse credit event. The Company is subject to various risks associated with these borrowers, including, but not limited to, the risk that the borrowers will not satisfy their debt service obligations and that the realizable value of the assets securing their loans will not be sufficient to repay the borrowers' debt. While the Company believes that the underwriting criteria and collection methods it employs enable it to identify and control the higher risks inherent in loans made to such borrowers, and that the interest rates charged compensate the Company for the risks inherent in such loans, no assurance can be given that such criteria or methods, or such interest rates, will afford adequate protection against, or compensation for, higher than anticipated delinquencies, foreclosures or losses. The actual rate of delinquencies, foreclosures or losses could be significantly accelerated by an economic downturn or recession. Consequently, the Company's consolidated financial condition, results of operations and business prospects could be materially adversely affected. The Company has established an allowance for loan losses through periodic earnings charges and purchase discounts on acquired receivables to cover anticipated loan losses on the loans currently in its portfolio. No assurance can be given, however, that loan losses in excess of the allowance will not occur in the future or that additional provisions will not be required to provide for adequate allowances in the future.

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

AVAILABILITY OF NET OPERATING LOSS CARRYFORWARDS

     The Company believes that, as a result of the Merger, approximately $596 million of NOLs were available to the Company to offset future taxable income as of December 31, 1995. Since December 31, 1995, the Company has generated an additional $105 million in tax operating losses. Accordingly, as of December 31, 1999, the Company believes that it has approximately $701 million of NOLs available to offset future taxable income. In accordance with the terms of Financial Accounting Standards Board Statement Number 109 (relating to accounting for income taxes), the Company has established a future utilization valuation allowance equivalent to approximately $77.4 million of the total $701 million of NOLs, which equates to a $27.1 million deferred tax asset on the Company's books and records. However, because the Company's position in respect of its $596 million NOLs resulting from the Merger is based upon factual determinations and upon legal issues with respect to which there is uncertainty and because no ruling has been obtained from the Internal Revenue Service (the "IRS") regarding the availability of the NOLs to the Company, there can be no assurance that the IRS will not challenge the availability of such NOLs and, if challenged, that the IRS will not be successful in disallowing this portion of the Company's NOLs, with the result that the Company's $27.1 million deferred tax asset would be reduced or eliminated.

     Assuming that the $701 million in NOLs is available to the Company, the entire amount of such NOLs may be carried forward to offset future taxable income of the Company until the tax year 2005. Thereafter, the NOLs begin to expire. The ability of the Company to utilize such NOLs will be severely limited if there is a more than 50% ownership change of the Company during a three-year testing period within the meaning of section 382 of the Internal Revenue Code of 1986, as amended (the "Tax Code").

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

ASSUMPTIONS REGARDING RECOGNITION OF DEFERRED TAX ASSET

     As noted above, the Company has net operating loss carryforwards for federal income tax purposes available to offset future federal taxable income, if any, through the year 2019. A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The change in valuation allowance represents a change in the estimate of the future taxable income during the carryforward period since the prior year end and utilization of net operating loss carryforwards since the Merger. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

ASSUMPTIONS UNDERLYING PORTFOLIO ASSET PERFORMANCE

     The purchase price and carrying value of Portfolio Assets acquired by Commercial Corp. are determined largely by estimating expected future cash flows from such assets. Commercial Corp. develops and revises such estimates based on its historical experience and current market conditions, and based on the discount rates that the Company believes are appropriate for the assets comprising the Portfolios. In addition, many obligors on Portfolio Assets have impaired credit, with risks associated with such obligors similar to the risks described in respect of borrowers under "-- Credit Impaired Borrowers." If the amount and timing of actual cash flows is materially different from estimates, the Company's consolidated financial condition, results of operations and business prospects could be materially adversely affected.

GENERAL ECONOMIC CONDITIONS

     Periods of economic slowdown or recession, or declining demand for commercial real estate, automobile loans or other commercial or consumer loans may adversely affect the Company's business. Economic downturns may reduce the number of loan originations by the Company's consumer and commercial finance businesses and negatively impact its securitization activity and generally reduce the value of the Company's assets. In addition, periods of economic slowdown or recession, whether general, regional or industry-related, may increase the risk of default on loans and could have a material adverse effect on the Company's consolidated financial condition, results of operations and business prospects. Such periods also may be accompanied by declining values of automobiles and other property securing outstanding loans, thereby weakening collateral coverage and increasing the possibility of losses in the event of default. Significant increases in automobiles for sale during recessionary economic periods may depress the prices at which such collateral may be sold or delay the timing of such sales. There can be no assurance that there will be adequate markets for the sale of repossessed automobiles. Any material deterioration of such markets could reduce recoveries from the sale of collateral.

     Such economic conditions could also adversely affect the resolution of Portfolio Assets, lead to a decline in prices or demand for collateral underlying Portfolio Assets, or increase the cost of capital invested by the Company and the length of time that capital is invested in a particular Portfolio. All or any one of these events could decrease the rate of return and profits to be realized from such Portfolio and materially adversely affect the Company's consolidated financial condition, results of operations and business prospects.

RISK OF DECLINING VALUE OF COLLATERAL

     The value of the collateral securing automobile and other consumer loans and loans acquired for resolution, as well as real estate or other acquired distressed assets, is subject to various risks, including uninsured damage, change in location or decline in value caused by use, age or market conditions. Any material decline in the value of such collateral could adversely affect the consolidated financial condition, results of operations and business prospects of the Company.

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

ENVIRONMENTAL LIABILITIES

     The Company, through its subsidiaries and affiliates, acquires real property in its Portfolio Asset acquisition and resolution business. There is a risk that properties acquired by the Company could contain hazardous substances or waste, contaminants or pollutants. The Company may be required to remove such substances from the affected properties at its expense, and the cost of such removal may substantially exceed the value of the affected properties or the loans secured by such properties. Furthermore, the Company may not have adequate remedies against the prior owners or other responsible parties to recover its costs, either as a matter of law or regulation, or as a result of such prior owners' financial inability to pay such costs. The Company may find it difficult or impossible to sell the affected properties either prior to or following any such removal.

COMPETITION

     All of the businesses in which the Company operates are highly competitive. Some of the Company's principal competitors are substantially larger and better capitalized than the Company. Because of their resources, these companies may be better able than the Company to obtain new customers for loan production, to acquire Portfolio Assets, to pursue new business opportunities or to survive periods of industry consolidation. Access to and the cost of capital are critical to the Company's ability to compete. Many of the Company's competitors have superior access to capital sources and can arrange or obtain lower cost of capital, resulting in a competitive disadvantage to the Company with respect to such competitors.

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

RISK ASSOCIATED WITH FOREIGN OPERATIONS

     Commercial Corp. has acquired, and manages and resolves, Portfolio Assets located in France and Mexico and is actively pursuing opportunities to purchase additional pools of distressed assets in these locations as well as other areas of Western Europe and Southeast Asia. Foreign operations are subject to various special risks, including currency translation risks, currency exchange rate fluctuations, exchange controls and different political, social and legal environments within such foreign markets. To the extent future financing in foreign currencies is unavailable at reasonable rates, the Company would be further exposed to currency translation risks, currency exchange rate fluctuations and exchange controls. In addition, earnings of foreign operations may be subject to foreign income taxes that reduce cash flow available to meet debt service requirements and other obligations of the Company, which may be payable even if the Company has no earnings on a consolidated basis. Any or all of the foregoing could have a material adverse effect on the Company's financial condition, results of operations and business prospects.

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

LITIGATION

     Industry participants in the consumer lending businesses from time to time are named as defendants in litigation involving alleged violations of federal and state consumer protection or other similar laws and regulations. A judgment against the Company in connection with any such litigation could have a material adverse effect on the Company's consolidated financial condition, results of operations and business prospects.

RELATIONSHIP WITH AND DEPENDENCE UPON CARGILL

     The Company's relationship with Cargill Financial is significant in a number of respects. Cargill Financial, a subsidiary of Cargill, Incorporated, a privately held, multi-national agricultural and financial services company, provides equity and debt financings for many of the Acquisition Partnerships. Cargill Financial owns approximately 2.7% of the Company's outstanding Common Stock, and a Cargill Financial designee, David W. MacLennan, serves as a director of the Company. The Company believes its relationship with Cargill Financial significantly enhances the Company's credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into other businesses and foreign markets. Although management believes that the Company's relationship with Cargill Financial is excellent, there can be no assurance that such relationship will continue in the future. Absent such relationship, the Company and the Acquisition Partnerships would be required to find alternative sources for the financing that Cargill Financial has historically provided. There can be no assurance that such alternative financing would be available. Any termination of such relationship could have a material adverse effect on the Company's consolidated financial condition, results of operations and business prospects.

DEPENDENCE ON KEY PERSONNEL

     The Company is dependent on the efforts of its senior executive officers, particularly James R. Hawkins (Chairman and Chief Executive Officer) and James
T. Sartain (President and Chief Operating Officer). The Company is also dependent on several of the key members of management of each of its operating subsidiaries, many of whom were instrumental in developing and implementing the business strategy for such subsidiaries. The inability or unwillingness of one or more of these individuals to continue in his present role could have a material adverse effect on the Company's financial condition, results of operations and business prospects. Certain senior executive officers have entered into an employment agreement with the Company. There can be no assurance that any of the foregoing individuals will continue to serve in his current capacity or for what time period such service might continue. The Company does not maintain key person life insurance for any of its senior executive officers.

     The borrowing facilities for the Company, Commercial Corp. and Consumer Corp. each include key personnel provisions. These provisions generally provide that if certain key personnel are no longer employed and suitable replacements are not found within a defined time limit certain facilities become due and payable.

INFLUENCE OF CERTAIN SHAREHOLDERS

     The directors and executive officers of the Company collectively beneficially own 17.9% of the Common Stock. Although there are no agreements or arrangements with respect to voting such Common Stock among such persons except as described below, such persons, if acting together, may effectively be able to control any vote of shareholders of the Company and thereby exert considerable influence over the affairs of the Company. James R. Hawkins, the Chairman of the Board and Chief Executive Officer of the Company, is the beneficial owner of 11.48% of the Common Stock. James T. Sartain, President and Chief Operating Officer of the Company, and ATARA I, Ltd. ("ATARA"), an entity associated with Rick R. Hagelstein, former Executive Vice President of the Company and former Chief Executive Officer of Mortgage Corp. each beneficially owns 4.1% of the outstanding Common Stock. In addition, Cargill Financial owns approximately 2.7% of the Common Stock. Mr. Hawkins, Mr. Sartain, Cargill Financial and ATARA are parties to a shareholder voting agreement (the "Shareholder Voting Agreement"). Under the Shareholder Voting Agreement, Mr. Hawkins, Mr. Sartain and ATARA are required to vote their shares in favor of Cargill Financial's designee for director of the Company, and Cargill Financial is required to vote its shares in favor of one or more of the designees of Messrs. Hawkins and Sartain and ATARA. There can be no assurance that the interests of management or the other entities and individuals named above will be aligned with the Company's other shareholders.

SHARES ELIGIBLE FOR FUTURE SALE

     The utilization of the Company's $596 million in NOLs resulting from the Merger may be limited or prohibited under the Tax Code in the event of certain ownership changes. The Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") contains provisions restricting the transfer of its securities that are designed to avoid the possibility of such changes. Such restrictions may prevent certain holders of common stock of the Company from transferring such stock even if such holders are permitted to sell such stock without restriction under the Securities Act, and may limit the Company's ability to sell common stock to certain existing holders of common stock at an advantageous time or at a time when capital may be required but unavailable from any other source.

ANTI-TAKEOVER CONSIDERATIONS

     The Company's Certificate of Incorporation and by-laws contain a number of provisions relating to corporate governance and the rights of shareholders. Certain of these provisions may be deemed to have a potential "anti-takeover" effect to the extent they are utilized to delay, defer or prevent a change of control of the Company by deterring unsolicited tender offers or other unilateral takeover proposals and compelling negotiations with the Company's Board of Directors rather than non-negotiated takeover attempts even if such events may be in the best interests of the Company's shareholders. The Certificate of Incorporation also contains certain provisions restricting the transfer of its securities that are designed to prevent ownership changes that might limit or eliminate the ability of the Company to use its NOLs resulting from the Merger.

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

     The Company's residual interests in securitizations represent the present value of the excess cash flows the Company expects to receive over the life of the underlying sub-prime automobile loans. The sub-prime automobile residual interests are affected less by prepayment speeds due to the shorter term of the underlying assets and the fact that the loans are fixed rate, generally at the highest rate allowable by law.

     Additionally the Company has various sources of financing which have been previously described in the Liquidity and Capital Resources section of Item 7. All of the financing arrangements listed in the table below have variable interest rates which, in the event of rising rates, would negatively impact the earnings of the Company due to higher levels of interest expense.

     In summary, the Company would be negatively impacted by rising interest rates and declining prices for its sub-prime loans. Rising interest rates would negatively impact the value of residual interests in securitizations and costs of borrowings. Declining prices for the Company's sub-prime loans would adversely effect the levels of gains achieved upon the sale of those loans.

     The following table is a summary of the interest earning assets and interest bearing liabilities, as of December 31, 1999, segregated by asset type as described in the previous paragraphs, with expected maturity or sales dates as indicated (dollars in thousands):

                              WEIGHTED                                           GREATER
                              AVERAGE      0-3       3-6       6-9      9-12      THAN
                                RATE     MONTHS    MONTHS    MONTHS    MONTHS   12 MONTHS    TOTAL
                              --------   -------   -------   -------   ------   ---------   --------
INTEREST BEARING ASSETS
Portfolio assets(1).........     N/A     $14,369   $ 2,305   $ 4,060   $1,453    $17,250    $ 39,437
Automobile loans and student
  finance receivables(2)....   19.03%     24,789       553       579      607      2,733      29,261
Residual interests in
  securitizations...........   13.14%      5,359     4,393     5,079    3,142     37,688      55,661
                                         -------   -------   -------   ------    -------    --------
                                         $44,517   $ 7,251   $ 9,718   $5,202    $57,671    $124,359
                                         =======   =======   =======   ======    =======    ========
INTEREST BEARING LIABILITIES
Lines of credit:(3)
Portfolio assets............    9.21%    $ 9,600   $28,715        --       --         --    $ 38,315
Automobile loans and student
  finance receivables.......    8.41%     20,092        --        --       --         --      20,092
Residual interests in
  securitizations...........    9.50%      4,257        --        --       --         --       4,257
                                         -------   -------   -------   ------    -------    --------
                                         $33,949   $28,715        --       --         --    $ 62,664
                                         =======   =======   =======   ======    =======    ========
Company credit facility.....   10.48%         --        --        --       --    $77,000    $ 77,000

---------------

(1) Portfolio assets are shown based on estimated proceeds from disposition, which could occur much faster or slower than anticipated or as directed.

(2) Automobile loans and consumer loans are shown in the table based upon the expected date of sale or repayment.

(3) Lines of credit mature in the periods indicated. This does not necessarily indicate when the outstanding balances would be paid. The lines of credit fund up to 100% of the corresponding asset class. If the asset balance declines whether through a sale or a payment from the borrower, the corresponding liability must be paid.

                                 OTHER MATTERS

YEAR 2000

     The Company did not experience any disruptions in its operations during the transition into the Year 2000. In the fourth quarter of 1999, the Company completed necessary assessments, modifications or replacement and testing of systems critical to the Company's operations and believed it had met its Year 2000 readiness objectives. The amounts incurred and expensed for developing and carrying out the overall Year 2000 plan totaled approximately $.4 million. While the Company did not experience any Year 2000 disruptions during the transition into the Year 2000, it will continue to monitor its operations and systems and address any date-related problems that may arise as the year progresses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Cash and cash equivalents...................................   $ 11,263     $  5,955
Portfolio Assets, net.......................................     39,437       68,423
Loans receivable, net.......................................     30,144       14,854
Residual interests in securitizations.......................     55,661       41,849
Equity investments in Acquisition Partnerships and Servicing
  Entities..................................................     31,104       41,466
Deferred tax benefit, net...................................     27,101       32,162
Other assets, net...........................................     15,786       15,844
Net assets of discontinued operations.......................     20,126      116,090
                                                               --------     --------
          Total Assets......................................   $230,622     $336,643
                                                               ========     ========

          LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable.............................................   $169,792     $165,922
  Other liabilities.........................................      7,278        7,443
                                                               --------     --------
          Total Liabilities.................................    177,070      173,365
Commitments and contingencies...............................         --           --
Redeemable preferred stock:
  Adjusting rate preferred stock, including dividends (in
     arrears in 1999) of $1,284 and $642, respectively (par
     value $.01, redemption value of $21 per share;
     2,000,000 shares authorized; 1,222,901 shares issued
     and outstanding).......................................     26,965       26,323
Shareholders' equity:
  Optional preferred stock (par value $.01 per share;
     98,000,000 shares authorized; no shares issued or
     outstanding)...........................................         --           --
  Common stock (par value $.01 per share; 100,000,000 shares authorized; issued and outstanding: 8,333,300 and
     8,287,959 shares, respectively)........................         83           83
  Paid in capital...........................................     79,562       78,456
  Retained earnings (accumulated deficit)...................    (52,663)      58,061
  Accumulated other comprehensive income (loss).............       (395)         355
                                                               --------     --------
          Total Shareholders' Equity........................     26,587      136,955
                                                               --------     --------
          Total Liabilities, Redeemable Preferred Stock and
           Shareholders' Equity.............................   $230,622     $336,643
                                                               ========     ========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1999           1998         1997
                                                              -----------    ----------    ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Gain on sales of automobile loans.........................   $  10,280      $  7,214      $    --
  Servicing fees............................................       8,936         5,767       12,066
  Gain on resolution of Portfolio Assets....................       4,054         9,208       24,183
  Equity in earnings of Acquisition Partnerships and
    Servicing Entities......................................      11,318        12,827        7,605
  Interest income...........................................      20,502        12,590       13,437
  Other income..............................................       3,838         3,938        3,052
  Interest income on Class A Certificate....................          --            --        3,553
                                                               ---------      --------      -------
         Total revenues.....................................      58,928        51,544       63,896
Expenses:
  Interest on notes payable.................................      16,291        12,088       11,246
  Salaries and benefits.....................................      15,621        13,755       11,793
  Provision for loan losses and impairment of residual
    interests...............................................       4,302         9,201        6,613
  Harbor Merger related expenses............................          --            --        1,618
  Occupancy, data processing, communication and other.......      20,405        16,675       18,212
                                                               ---------      --------      -------
         Total expenses.....................................      56,619        51,719       49,482
                                                               ---------      --------      -------
Earnings (loss) from continuing operations before income
  taxes, minority interest and accounting change............       2,309          (175)      14,414
Benefit (provision) for income taxes........................      (5,051)        1,132       13,396
                                                               ---------      --------      -------
Earnings (loss) from continuing operations before minority
  interest and accounting change............................      (2,742)          957       27,810
Minority interest...........................................        (734)         (172)        (187)
Cumulative effect of accounting change......................        (765)           --           --
                                                               ---------      --------      -------
Earnings (loss) from continuing operations..................      (4,241)          785       27,623
Earnings (loss) from discontinued operations, net of benefit
  (provision) for income taxes of $0-, $(89) and $2,089,
  respectively..............................................    (103,915)      (20,977)       8,005
                                                               ---------      --------      -------
Net earnings (loss).........................................    (108,156)      (20,192)      35,628
Preferred dividends(1)......................................      (2,568)       (5,186)      (6,203)
                                                               ---------      --------      -------
         Net earnings (loss) to common shareholders.........   $(110,724)     $(25,378)     $29,425
                                                               =========      ========      =======
Basic earnings (loss) per common share are as follows:
  Earnings (loss) from continuing operations before
    accounting change per common share......................   $   (0.73)     $  (0.58)     $  3.28
  Discontinued operations per common share..................      (12.51)        (2.77)        1.23
  Cumulative effect of accounting change....................       (0.09)           --           --
  Net earnings (loss) per common share......................   $  (13.33)     $  (3.35)     $  4.51
  Weighted average common shares outstanding................       8,307         7,584        6,518
Diluted earnings (loss) per common share are as follows:
  Earnings (loss) from continuing operations before
    accounting change per common share......................   $   (0.73)     $  (0.58)     $  3.25
  Discontinued operations per common share..................      (12.51)        (2.77)        1.21
  Cumulative effect of accounting change....................       (0.09)           --           --
  Net earnings (loss) per common share......................   $  (13.33)     $  (3.35)     $  4.46
  Weighted average common shares outstanding................       8,307         7,584        6,591

---------------

(1) Includes accumulated dividends in arrears for the six months ended December 31, 1999.

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                ACCUMULATED
                                                                  RETAINED         OTHER
                                 NUMBER OF                        EARNINGS     COMPREHENSIVE       TOTAL
                                  COMMON     COMMON   PAID IN   (ACCUMULATED      INCOME       SHAREHOLDERS'
                                  SHARES     STOCK    CAPITAL     DEFICIT)        (LOSS)          EQUITY
                                 ---------   ------   -------   ------------   -------------   -------------
                                                           (DOLLARS IN THOUSANDS)
BALANCES, DECEMBER 31,
  1996.......................    6,513,346    $65     $29,783    $  54,954         $  --         $  84,802
Exercise of warrants, options
  and purchase of shares
  through employee stock
  purchase
  plan.......................       13,164     --         318           --            --               318
Change in subsidiary year
  end........................           --     --          --       (1,239)           --            (1,239)
Comprehensive income:
  Net earnings for 1997......           --     --          --       35,628            --            35,628
  Foreign currency items.....           --     --          --           --            44                44
                                                                                                 ---------
Total comprehensive income...                                                                       35,672
                                                                                                 ---------
Preferred dividends..........           --     --          --       (6,203)           --            (6,203)
Other........................           --     --        (592)          --            --              (592)
                                 ---------    ---     -------    ---------         -----         ---------
BALANCES, DECEMBER 31,
  1997.......................    6,526,510     65      29,509       83,140            44           112,758
Exercise of warrants, options
  and purchase of shares
  through employee stock
  purchase
  plan.......................      519,299      5      12,675           --            --            12,680
Issuance of common stock to
  acquire the minority
  interest of subsidiary.....       41,000      1       2,149           --            --             2,150
Issuance of common stock in
  public offering............    1,201,150     12      34,123           --            --            34,135
Comprehensive loss:
  Net loss for 1998..........           --     --          --      (20,192)           --           (20,192)
  Foreign currency items.....           --     --          --           --           311               311
                                                                                                 ---------
Total comprehensive loss.....                                                                      (19,881)
                                                                                                 ---------
Other........................           --     --          --          299            --               299
Preferred dividends..........           --     --          --       (5,186)           --            (5,186)
                                 ---------    ---     -------    ---------         -----         ---------
BALANCES, DECEMBER 31,
  1998.......................    8,287,959     83      78,456       58,061           355           136,955
Purchase of shares through
  employee stock purchase
  plan.......................       45,341     --         231           --            --               231
Issuance of common stock
  warrant....................           --     --         875           --            --               875
Comprehensive loss:
  Net loss for 1999..........           --     --          --     (108,156)           --          (108,156)
  Foreign currency items.....           --     --          --           --          (750)             (750)
                                                                                                 ---------
Total comprehensive loss.....                                                                     (108,906)
                                                                                                 ---------
Preferred dividends..........           --     --          --       (2,568)           --            (2,568)
                                 ---------    ---     -------    ---------         -----         ---------
BALANCES, DECEMBER 31,
  1999.......................    8,333,300    $83     $79,562    $ (52,663)        $(395)        $  26,587
                                 =========    ===     =======    =========         =====         =========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................  $(108,156)  $ (20,192)  $  35,628
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities, net of
    effect of acquisitions:
    (Earnings) loss from discontinued operations............    103,915      20,977      (8,005)
    Proceeds from resolution of Portfolio Assets............     19,610      42,976      87,138
    Gain on resolution of Portfolio Assets..................     (4,054)     (9,208)    (24,183)
    Purchase of Portfolio Assets and loans receivable,
      net...................................................       (307)    (26,420)    (44,350)
    Origination of automobile receivables, net of purchase
      discount..............................................   (166,476)   (119,096)    (89,845)
    Provision for loan losses and impairment of residual
      interests.............................................      4,302       9,201       6,613
    Equity in earnings of Acquisition Partnerships and
      Servicing Entities....................................    (11,318)    (12,827)     (7,605)
    Proceeds from performing Portfolio Assets and loans
      receivable, net.......................................    150,043     144,627      78,813
    (Increase) decrease in net deferred tax asset...........      5,061      (1,637)    (14,627)
    Depreciation and amortization...........................      2,912       2,058       3,273
    (Increase) decrease in other assets.....................        895     (10,246)    (67,607)
    Increase in other liabilities...........................      1,198      12,742      17,264
    Adjustment to equity from change in subsidiary year
      end...................................................         --          --      (1,239)
                                                              ---------   ---------   ---------
         Net cash provided by (used in) operating
           activities.......................................     (2,375)     32,955     (28,732)
                                                              ---------   ---------   ---------
Cash flows from investing activities, net of effect of
  acquisitions:
  Advances to Acquisition Partnerships and affiliates.......         --          --         (50)
  Payments on advances to Acquisition Partnerships and
    affiliates..............................................         --          --       1,029
  Acquisition of subsidiaries...............................         --          --       1,118
  Principal payments on Class A Certificate.................         --          --      46,477
  Property and equipment, net...............................     (5,321)     (1,840)     (1,157)
  Contributions to Acquisition Partnerships and Servicing
    Entities................................................    (15,500)    (22,534)    (25,282)
  Distributions from Acquisition Partnerships and Servicing
    Entities................................................     36,045      28,050      11,833
                                                              ---------   ---------   ---------
         Net cash provided by investing activities..........     15,224       3,676      33,968
                                                              ---------   ---------   ---------
Cash flows from financing activities, net of effect of
  acquisitions:
  Borrowings under notes payable............................    237,702     340,680     229,301
  Payments of notes payable.................................   (235,598)   (329,232)   (171,115)
  Purchase or redemption of special preferred stock.........         --     (14,716)    (12,567)
  Proceeds from issuance of common stock....................        231      46,815         318
  Distributions to minority interest........................         --          --      (5,129)
  Preferred dividends paid..................................     (1,926)     (6,059)     (6,627)
                                                              ---------   ---------   ---------
         Net cash provided by financing activities..........        409      37,488      34,181
                                                              ---------   ---------   ---------
  Net cash provided by continuing operations................  $  13,258   $  74,119   $  39,417
  Net cash used by discontinued operations..................     (7,950)    (95,489)    (22,983)
                                                              ---------   ---------   ---------
Net increase (decrease) in cash.............................  $   5,308   $ (21,370)  $  16,434
Cash, beginning of year.....................................      5,955      27,325      10,891
                                                              ---------   ---------   ---------
Cash, end of year...........................................  $  11,263   $   5,955   $  27,325
                                                              =========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest................................................  $  16,097   $  12,399   $  10,182
                                                              =========   =========   =========
    Income taxes............................................  $     235   $     627   $     754
                                                              =========   =========   =========
  Non-cash investing activities:
    Investment securities received as a result of sales of
      loans through securitizations.........................  $  27,306   $  44,309   $   6,925
                                                              =========   =========   =========
  Non-cash financing activities:
    Dividends accumulated and not paid on preferred stock...  $   1,284   $     642   $   1,515
    Issuance of common stock warrant........................        875          --          --
                                                              ---------   ---------   ---------
                                                              $   2,159   $     642   $   1,515
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimation of future collections on purchased portfolio assets used in the calculation of net gain on resolution of portfolio assets, interest rate environments, valuation of the deferred tax asset, and prepayment speeds and collectibility of loans held in inventory, securitization trusts and for investment. Actual results could differ materially from those estimates.

(b) DESCRIPTION OF BUSINESS

     The Company is a diversified financial services company with offices throughout the United States, and a presence in France and Mexico. At December 31, 1999, the Company was engaged in two principal reportable segments: (i) portfolio asset acquisition and resolution; and (ii) consumer lending. Refer to
Note 10 for operational information related to each of these principal segments. Effective in the third quarter of 1999, the Company adopted formal plans to discontinue its mortgage banking operations (refer to Note 2), which had previously also been reported as a principal segment. Activities related to the mortgage banking operations have been reclassified in the accompanying consolidated financial statements to discontinued operations.

     In the portfolio asset acquisition and resolution business the Company acquires and resolves portfolios of performing and nonperforming commercial and consumer loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), which are generally acquired at a discount to their legal principal balance. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally nonhomogeneous assets, including loans of varying qualities that are secured by diverse collateral types and foreclosed properties. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on business or real estate or other collateral cash flow. Portfolio Assets are acquired on behalf of the Company or its wholly owned subsidiaries, and on behalf of legally independent domestic and foreign partnerships and other entities ("Acquisition Partnerships" which include the WAMCO Partnerships) in which a partially owned affiliate of the Company is the general partner and the Company and other investors are limited partners.

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

     All non-performing Portfolio Assets are purchased at substantial discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the amortized cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified. No valuation allowance was required as of December 31, 1999, 1998 or 1997.

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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The Company accounts for performing Portfolio Assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 1141, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, which requires creditors to evaluate the collectibility of both contractual interest and principal of loans when assessing the need for a loss accrual. Impairment is measured based on the present value of the expected future cash flows discounted at the loans' effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable.

  Real Estate Portfolios

     Real estate Portfolios consist of real estate assets acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on a pool basis as opposed to an individual asset-by-asset basis.

(f) LOANS RECEIVABLE

     Automobile and consumer finance receivables consist of sub-prime automobile finance receivables and student loan receivables, which are originated and acquired from third party dealers and other originators, purchased at a non-refundable discount from the contractual principal amount. This discount is allocated between discount available for loan losses and discount available for accretion to interest income. Discounts allocated to discounts available for accretion are deferred and accreted to income using the interest method. To date all acquired discounts have been allocated as discounts available for loan losses. To the extent the discount is considered insufficient to absorb anticipated losses on the loans receivable, additions to the allowance are made through a periodic provision for loan losses (see Note 6). The evaluation of the allowance considers loan portfolio performance, historical losses, delinquency statistics, collateral valuations and current economic conditions. Such evaluation is made on an individual loan basis using static pool analyses.

     Interest is accrued when earned in accordance with the contractual terms of the loans. The accrual of interest is discontinued once a loan becomes past due 90 days or more.

(g) RESIDUAL INTERESTS IN SECURITIZATIONS

     The Company has residual interests in securitizations consisting of rated securities, retained interests and related interest only strips (collectively referred to as residual interests) which are attributable to loans sold through securitization transactions by the Company. The residual interests are classified as available for sale. Accordingly, the Company records these investments at estimated fair value. The increases or decreases in estimated fair value are recorded as unrealized gains or losses in the accompanying consolidated statements of shareholders' equity. The determination of fair value is based on the present value of the anticipated excess cash flows using valuation assumptions unique to each securitization. Impairment in the fair value of residual interests that is deemed to be other than temporary is reflected in a valuation allowance with provisions charged to earnings in the period in which the impairment is identified.

(h) PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, less accumulated depreciation and are included in other assets. Depreciation is provided using accelerated methods over the estimated useful lives of the assets.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(i) INTANGIBLES

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

     An accounting change due to the adoption of Statement of Financial Position 98-5, Reporting on the Cost of Start-Up Activities, which requires previously capitalized start-up costs including organizational costs to be written off and future costs related to start-up entities to be charged to expense as incurred, resulted in a write-off of $.8 million in previously capitalized organizational costs during the first quarter of 1999 and has been reflected as a cumulative effect of a change in accounting principle.

(j) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The Company adopted SFAS No. 130 ("SFAS 130"), Reporting Comprehensive Income as of January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires the accumulated balance of other comprehensive income to be displayed separately in the equity section of the consolidated balance sheet. The adoption of this statement had no material impact on results of operations or shareholders' equity. The Company's other comprehensive income consists of foreign currency transactions only and had an accumulated balance of $(395) and $355 at December 31, 1999 and 1998, respectively.

(k) FOREIGN CURRENCY TRANSLATIONS

     The Company has determined that the local currency is the functional currency for its operations outside the United States (primarily France and Mexico). Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of shareholders' equity in accumulated other comprehensive income (loss). Revenues, costs and expenses denominated in foreign currencies are translated at the weighted average exchange rate for the period.

(l) INCOME TAXES

     The Company files a consolidated federal income tax return with its 80% or greater owned subsidiaries. The Company records all of the allocated federal income tax provision of the consolidated group in the parent corporation.

     Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects of future changes in tax laws or changes in tax rates are not anticipated. The measurement of deferred tax assets, if any, is reduced by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

(m) NET EARNINGS (LOSS) PER COMMON SHARE

     Basic net earnings per common share calculations are based upon the weighted average number of common shares outstanding. Earnings (loss) included in the earnings per common share calculation are

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES reduced by minority interest and preferred stock dividends. Potentially dilutive common share equivalents include warrants and stock options in the diluted earnings per common share calculations.

(n) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company assesses the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(o) RECLASSIFICATIONS

     Certain amounts in the financial statements for prior years have been reclassified to conform with current financial statement presentation.

(2) DISCONTINUED OPERATIONS

     Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Harbor Financial Group, Inc. (formerly known as FirstCity Mortgage Corp.) and its subsidiaries (collectively referred to as "Mortgage Corp."), and FC Capital Corp. ("Capital Corp."). These entities comprise the operations that were previously reported as the Company's residential and commercial mortgage banking business. As formal termination plans were adopted and operations at each entity are expected to cease in the near future (within 12 months), the results of current and historical operations have been reflected as discontinued operations in the accompanying consolidated statements of operations. Additionally, a net asset related to the resolution of activity from the discontinued operations has been reflected in the accompanying consolidated balance sheets. The following is a summary of activity related to each of the entity's operations:

     Mortgage Corp. -- During the third quarter of 1999, Mortgage Corp. incurred significant losses from operations and the liquidation of certain assets. Ultimately, on October 14, 1999, Mortgage Corp. filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. In the filings, the stated assets of Mortgage Corp. were approximately $95 million and the stated liabilities were approximately $98 million. Additionally, it is anticipated that the liquidation of any remaining assets will yield proceeds which are less than the stated amount of the assets as listed in the filings. The Company does not guarantee any of the debt of Mortgage Corp. nor is there any recourse to the Company on any of Mortgage Corp.'s liabilities. Furthermore, management of the Company was not involved in the daily operations of Mortgage Corp. during a significant portion of the third quarter of 1999 and no longer has access to financial records of Mortgage Corp.

     Based on the above, Mortgage Corp. is deemed insolvent and the Company has written-off its entire investment in and advances to (collectively referred to as the Net Investment) Mortgage Corp. At June 30, 1999, the Net Investment in Mortgage Corp. totaled $50.5 million. The Company did not fund any of the operations of Mortgage Corp. subsequent to June 30, 1999.

     Capital Corp. -- Management of the Company made the decision to completely exit all mortgage banking activities due to the significant negative impact realized from Mortgage Corp. The Company ceased acquiring mortgage loans under Capital Corp.'s platform during the fourth quarter of 1999. At December 31, 1999, Capital Corp. had loans totaling $140 million remaining in its inventory. A sale of substantially all of the remaining inventory is anticipated to close near the beginning of the second quarter of 2000, and the remainder of the wind-down of operations to be completed by the end of the second quarter of 2000.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     It is projected that the only assets remaining from Capital Corp.'s operations will be the investment securities resulting from the retention of residual interests in securitization transactions completed by Capital Corp. The Company has considered the estimated future income from such investment securities in the computation of the loss from discontinued operations.

     A summary of the mortgage banking operation's net assets at December 31, 1998, as previously reported is as follows:

                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Mortgage loans held for sale and other loan receivables.....   $1,238,876
Mortgage servicing rights...................................       91,440
Receivable for servicing advances and accrued interest......       58,161
Residual interests in securitizations.......................       23,893
Other assets................................................       31,054
                                                               ----------
          Total assets......................................    1,443,424
Notes payable...............................................    1,296,309
Other liabilities...........................................       31,025
                                                               ----------
          Total liabilities.................................    1,327,334
                                                               ----------
          Net assets of discontinued operations.............   $  116,090
                                                               ==========
At December 31, 1999, the net assets from discontinued
  operations consist of the following:
  Investment securities, net of valuation allowance.........   $   28,602
  Accrual for loss on operations and disposal of
     discontinued operations................................       (8,476)
                                                               ----------
          Net assets of discontinued operations.............   $   20,126
                                                               ==========

     A summary of the results of operations from the discontinued operations for the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997 is as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                SIX MONTHS ENDED    ------------------------
                                                 JUNE 30, 1999         1998          1997
                                                ----------------    -----------    ---------
Revenues:
  Net mortgage warehouse income...............      $  9,486         $   7,782      $ 3,499
  Gain on sale of mortgage loans..............        39,874           109,383       36,496
  Loss on sale of mortgage servicing rights...        (8,693)               --           --
  Servicing fees..............................        10,370            25,537       14,732
  Other.......................................         5,245             5,298       10,999
                                                    --------         ---------      -------
          Total...............................        56,282           148,000       65,726
Expenses:
  Salaries and benefits.......................        45,128            68,955       30,398
  Amortization of mortgage servicing rights...         7,154            19,110        7,550
  Provision for valuation of mortgage
     servicing rights.........................         2,294            29,305           --
  Provision for loan losses and residual
     interests................................         1,708             1,973           --
  Interest on other notes payables............         3,778             2,800        1,187
  Occupancy, data processing, communication
     and other................................        36,903            46,745       20,675
                                                    --------         ---------      -------
          Total...............................        96,965           168,888       59,810
                                                    --------         ---------      -------
Operating contribution (loss), before direct
  taxes.......................................      $(40,683)        $ (20,888)     $ 5,916
                                                    ========         =========      =======
Operating contribution (loss), net of direct
  taxes.......................................      $(40,683)        $ (20,977)     $ 8,005
                                                    ========         =========      =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     In addition to the above loss from discontinued operations during 1999, the Company also reflected losses in the third quarter related to the write off of the Company's investment in Mortgage Corp. of $50,558, the write down in the investment in Capital Corp. of $15,571, offset by the future operations, net of reserves, of the residual assets of the discontinued business of approximately $2,897.

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

     During the fourth quarter of 1999, the Company completed several transactions that improved the Company's liquidity position through additional funding. The transactions were structured to provide the immediate funding needs of the Company's remaining business units while containing incentives for the Company to replace the borrowings with other sources of funding over time. Below is a description of such financing transactions.

     The Company renewed and restructured its senior lending facility (the "Senior Facility"). The Senior Facility was renewed at a maximum available amount of $88 million. The restructured Senior Facility matures June 2001 and carries pricing of Libor plus 4% (10.48% at December 31, 1999) on the outstanding indebtedness thereunder. The Senior Facility provides for a facility fee of $1.65 million if the loan is paid in full before September 30, 2000, or $2.5 million if paid thereafter. Defaults at Mortgage Corp. do not constitute defaults under the Senior Facility. The Senior Facility also requires the consent of the lenders prior to payment of any common and preferred dividends. The Company continually evaluates its liquidity position giving priority to assuring adequate funding levels for its two operating entities. Secondarily, management will determine when and if it is appropriate to pay the dividends on the Company's outstanding preferred stock. Currently, there are approximately
1.2 million preferred shares outstanding with accrued dividends of approximately $1.3 million.

     The Company issued $25 million in senior subordinated notes maturing in December 2003. The notes bear interest at prime plus 3.75% (12.25% at December 31, 1999) during the first year and provide for an increase of 1/2% in the rate each year thereafter. The redemption price for the notes is equal to the principal amount of the notes plus any accrued interest through December 31, 1999. The redemption price increases by 1% of the principal amount on January 1, 2000 and each January 1 thereafter. In conjunction with this financing, the Company issued a warrant for the purchase of 425,000 shares of the Company's common stock at $2.3125 per share (the closing price on December 21, 1999). The estimated fair value of such warrant totaling $875 thousand was allocated to shareholders' equity with an offsetting discount reflected on the debt. Such discount will be amortized over the life of the debt. The warrant for 250,000 shares of the Company's common stock which was previously issued to the revolving lender was cancelled in conjunction with this financing and the restructuring of the Senior Facility. The Company also issued an option to the note holder allowing it to acquire an additional warrant for 1,975,000 shares of the non-voting common stock in the Company (currently no such stock is authorized), which can be exercised after one year if the notes or any portion thereof remains outstanding, but not prior thereto. The strike price on these warrants is $2.3125. In the event that the notes are paid prior to the expiration of such one-year period through a transaction involving the issuance of warrants, the note holder is entitled to retain sufficient warrants to allow the note holder to acquire approximately 4.86% of the Company's common stock. The Company has until May 15, 2000 to take the necessary actions to authorize the issuance of the non-voting common stock covered by the option.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     FirstCity Funding, L.P., the Company's automobile finance business unit, completed securitizations of $56 million and $100 million of face value of automobile receivables in 1999. The first transaction was structured with $48.9 million in senior bonds and the balance held by the Company in a residual interest. The second transaction was structured with $73.7 million in senior bonds, $9.3 million in junior bonds and the balance held by the Company in a residual interest. Additionally, subsequent to December 31, 1999, the credit enhancement provider for the automobile warehouse facility has reestablished funding to a maximum available funding amount of $70 million ($50 million at December 31, 1999 with an additional $20 million made available subsequent to year end). The Company continues to work with the credit enhancement provider on its automobile securitizations to continue extensions of the waivers and consents of trigger events occurring from the Company's failure to meet certain financial covenants resulting from losses in the Company's discontinued mortgage operations.

     Although the above transactions enhanced the Company's immediate liquidity concerns, management has identified the following areas that it believes are essential to allow the Company to meet all of its financing needs and cover its obligations during 2000:

     - the ability to continue to obtain warehouse financing for consumer lending operations and identify alternative sources for such funding;

     - identify alternative or additional sources of financing on residual interests obtained from securitization transactions;

     - the ability to continue to securitize automobile finance receivables, either with or without credit enhancement;

     - the ability to obtain additional financing required by Commercial Corp. for investment in additional Portfolio Assets; and

     - realize positive cash flows from existing equity investments in Portfolio Assets

     The Company has received an extension on its automobile finance warehouse line through June 28, 2000, and is currently in discussions with various warehouse lenders regarding the potential to structure alternative or additional funding. Alternatives currently being explored include a whole loan sale arrangement, and an uninsured warehouse line.

     During January 2000, the Company increased its existing residual financing from $4 million at December 31, 1999 to $7 million. Residual interests securing this borrowing had a carrying value of $40.6 million at December 31, 1999. Although there is no guarantee, the Company anticipates additional borrowings against such residuals will be available in the future.

     During the first quarter of 2000, the Company completed an automobile finance receivable securitization containing loans of approximately $41 million. The ability of the Company to continue to securitize is dependant on numerous factors including, but not limited to, conditions in the securities market in general and conditions in the asset-backed securitization market. The Company does not anticipate a significant down-turn in market conditions that would have a significant adverse impact on the Company's ability to securitize its loans.

     The Company anticipates closing a secured, $17 million equity acquisition facility for the investment in future Acquisition Partnerships. This, along with equity distributions (totaling approximately $1.6 million for the first quarter of 2000) from existing Acquisition Partnerships, is adequate to meet the funding needs of Commercial Corp.

     As an additional source of liquidity, the Company can sell portfolio assets, loans or portions of operating businesses.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     Based on the above, management of the Company expects that it will be able to meet its obligations as they come due during 2000.

(4) MERGERS AND ACQUISITIONS

     On July 1, 1997, the Company merged with Mortgage Corp. (the "Harbor Merger"). The Company issued 1,580,986 shares of its common stock in exchange for 100% of Mortgage Corp.'s outstanding capital stock in a transaction accounted for as a pooling of interests. Mortgage Corp. originated and serviced residential and commercial mortgage loans prior to the Company discontinuance of operations as discussed previously in Note 2. Mortgage Corp. had approximately $12 million in equity, assets of over $300 million and 700 employees prior to the Harbor Merger. The consolidated financial statements of the Company have been restated to reflect the Harbor Merger as if it occurred at the beginning of the earliest periods presented.

     At year end 1997, an unrelated party exercised warrants to acquire a four percent minority interest in Mortgage Corp.'s subsidiary, Harbor Financial Mortgage Corporation. On March 31, 1998, the Company issued 41,000 shares of common stock in exchange for the four percent minority interest in this subsidiary.

(5) PORTFOLIO ASSETS

     Portfolio Assets are summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Non-performing Portfolio Assets.............................  $ 72,396   $ 93,716
Performing Portfolio Assets.................................    17,878     24,759
Real estate Portfolios......................................     7,663     11,267
                                                              --------   --------
          Total Portfolio Assets............................    97,937    129,742
Adjusted purchase discount required to reflect Portfolio
  Assets at carrying value..................................   (58,500)   (61,319)
                                                              --------   --------
          Portfolio Assets, net.............................  $ 39,437   $ 68,423
                                                              ========   ========

     Portfolio Assets are pledged to secure non-recourse notes payable.

(6) LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Automobile and consumer finance receivables.................  $37,718   $16,475
Other loans held for investment.............................      883     4,273
Allowance for loan losses...................................   (8,457)   (5,894)
                                                              -------   -------
          Loans receivable, net.............................  $30,144   $14,854
                                                              =======   =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The activity in the allowance for loan losses is summarized as follows for the periods indicated:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Balances, beginning of year..........................  $  5,894   $  9,282   $  2,693
Provision for loan losses............................       368      4,751      6,613
Discounts acquired...................................    26,484     18,334     13,152
Reduction in contingent liabilities..................        --         --        458
Allocation of reserves to sold loans.................   (22,036)   (17,133)    (1,363)
Charge off activity:
  Principal balances charged off.....................    (4,362)   (12,958)   (15,126)
  Recoveries.........................................     2,109      3,618      2,855
                                                       --------   --------   --------
     Net charge offs.................................    (2,253)    (9,340)   (12,271)
                                                       --------   --------   --------
Balances, end of year................................  $  8,457   $  5,894   $  9,282
                                                       ========   ========   ========

     The provision for loan losses during 1998 and 1997 was predominantly for automobile finance receivables generated by the Company's original automobile platform, referred to as NAF, that was discontinued in January 1998. During 1997 a note recorded at the time of purchase of the initial automobile finance receivables pool and contingent on the ultimate performance of the pool was adjusted to reflect a reduction in anticipated payments due pursuant to the contingency. The reduction in the recorded contingent liability was recorded as an increase in the allowance for losses.

(7) RESIDUAL INTERESTS IN SECURITIZATIONS

     The Company has residual interests in securitizations consisting of rated securities, retained interests and related interest only strips (collectively referred to as residual interests) which are attributable to loans sold through securitization transactions by the Company. Residual interests are comprised of the following as of the dates indicated:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Rated securities............................................  $ 1,313   $ 2,073
Residual interests..........................................   62,167    43,874
Accrued interest............................................      565       352
Valuation allowance.........................................   (8,384)   (4,450)
                                                              -------   -------
                                                              $55,661   $41,849
                                                              =======   =======

     The activity related to residual interests is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                            1999      1998      1997
                                                          --------   -------   ------
Balance, beginning of year..............................  $ 41,849   $ 6,935   $   --
Cost allocated from securitizations.....................    27,306    44,309    6,925
Interest accreted.......................................     5,487     2,181      548
Cash received from trusts...............................   (15,047)   (7,126)    (538)
Provision for permanent impairment of value.............    (3,934)   (4,450)      --
                                                          --------   -------   ------
Balance, end of year....................................  $ 55,661   $41,849   $6,935
                                                          ========   =======   ======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     Through December 31, 1999, the Company had completed six securitization transactions. Three of such transactions were either totally or substantially comprised of loans acquired under the Company's original automobile finance program. At December 31, 1999, the carrying value of residual assets related to these three transactions totaled $16,553. The remainder of the transactions were comprised of loans acquired under the new automobile finance program and the carrying value of residual interests from these transactions total $39,108 at December 31, 1999.

     The fair value of residual interests is calculated using estimated loss rates, prepayment speeds and discount rates. Loss rates used by the Company on the residuals resulting from the original program range from 15.4% to 19.8%. The lower rate is used on a transaction that had approximately 35% of the loans acquired under the new program. A loss rate of 11% is used on the remainder of the residuals. The Company uses a prepayment speed of 15% on all residuals resulting from the original program and prepayment speeds ranging from 10% to 15% on the residuals resulting from the new programs. A discount rate of 12% to 15% is used on all residual interests. Additionally, the Company uses a discount rate of 7.3% on the rated security.

(8) EQUITY INVESTMENTS IN ACQUISITION PARTNERSHIPS AND SERVICING ENTITIES

     The Company has investments in Acquisition Partnerships and their general partners that are accounted for on the equity method. Acquisition Partnerships invest in Portfolio Assets in a manner similar to the Company, as described in
Note 1. During 1999, the Company also acquired investments in Servicing Entities that are accounted for on the equity method. Activity relating to the Servicing Entities was not significant during 1999. The condensed combined financial position and results of operations of the Acquisition Partnerships (excluding Servicing Entities), which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized below:

                       CONDENSED COMBINED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Assets......................................................  $324,954   $295,114
                                                              ========   ========
Liabilities.................................................   210,967    190,590
Net equity..................................................   113,987    104,524
                                                              --------   --------
                                                              $324,954   $295,114
                                                              ========   ========
Equity investment in Acquisition Partnerships...............  $ 29,639   $ 41,466
Equity investment in Servicing Entities.....................     1,465         --
                                                              --------   --------
                                                              $ 31,104   $ 41,466
                                                              ========   ========

                     CONDENSED COMBINED SUMMARY OF EARNINGS

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
Proceeds from resolution of Portfolio Assets.........  $124,912   $170,187   $178,222
Gain on resolution of Portfolio Assets...............    51,035     57,628     33,398
Interest income on performing Portfolio Assets.......    16,409      9,714      8,432
Net earnings.........................................  $ 36,455   $ 33,706   $ 20,117
                                                       ========   ========   ========
Equity in earnings of Acquisition Partnerships.......  $ 11,444   $ 12,827   $  7,605
Equity in loss of Servicing Entities.................      (126)        --         --
                                                       --------   --------   --------
                                                       $ 11,318   $ 12,827   $  7,605
                                                       ========   ========   ========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(9) NOTES PAYABLE

     Notes payable consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Collateralized loans, secured by Portfolio Assets:
  Fixed rate (7.66% at December 31, 1999), due 2002.........  $ 21,873   $ 32,656
  French franc LIBOR plus 3.50%, due 1999...................        --      8,865
  LIBOR (6.48% at December 31, 1999) plus 4% to 5%, due
     2000...................................................    16,442     18,105
  Japanese yen LIBOR plus 3.50%, due 1999...................        --      1,260
Collateralized loans, secured by automobile finance
  receivables:
  LIBOR plus 1.00% to 3.00%, due 1999.......................        --      7,017
  Commercial paper (5.74% at December 31, 1999) combined
     with certain facility fees, due 2000...................    20,092         --
Collateralized loan, secured by residual interests in
  securitizations:
  Prime (8.50% at December 31, 1999) plus 1.00%, due 2000...     4,257         --
Repurchase agreements, secured by investment securities:
  LIBOR plus 3.00%, due 1999................................        --      9,478
Senior Credit Facility, secured and with recourse to the
  Company...................................................    77,000     84,807
Senior subordinated notes...................................    24,125         --
Other borrowings, secured by fixed assets...................     2,604        780
                                                              --------   --------
  Notes payable, secured....................................   166,393    162,968
  Notes payable to others at various fixed rates between 7%
     and 10%, due at various dates through 2002.............     3,399      2,954
                                                              --------   --------
                                                              $169,792   $165,922
                                                              ========   ========

     Refer to Note 3 for a description of terms related to the Company's Senior Credit Facility, Senior subordinated notes and automobile finance receivable warehouse line at December 31, 1999 and other matters concerning the Company's liquidity.

     Under terms of certain borrowings, the Company and its subsidiaries are required to maintain certain tangible net worth levels and debt to equity and debt service coverage ratios. The terms also restrict future levels of debt. The aggregate maturities of notes payable for the four years ending December 31, 2003 are as follows: $45,076 in 2000, $77,357 in 2001, $22,217 in 2002 and
$25,142 in 2003.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(10) SEGMENT REPORTING

     As previously described in Note 1, at December 31, 1999, the Company was engaged in two reportable segments i) portfolio asset acquisition and resolution; and ii) consumer lending. These segments have been segregated based on products and services offered by each. Prior to June 30, 1999, the Company also reflected operations from its mortgage banking segment. As described in
Note 2, the Company has discontinued operations in the mortgage banking segment effective in the third quarter of 1999. Accordingly, all activity related to the mortgage banking segment has been reclassified as discontinued operations in the consolidated financial statements. The following is a summary of results of operations for each of the two remaining segments and a reconciliation to net earnings (loss) from continuing operations for 1999, 1998 and 1997.

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Gain on resolution of Portfolio Assets.................  $ 4,054   $ 9,208   $24,183
     Equity in earnings of Acquisition Partnerships and
      Servicing Entities....................................   11,318    12,827     7,605
     Servicing fees.........................................    3,850     3,062    11,513
     Other..................................................    6,275     4,185     4,402
                                                              -------   -------   -------
          Total.............................................   25,497    29,282    47,703
  Expenses:
     Salaries and benefits..................................    4,864     4,619     5,353
     Interest on notes payable..............................    3,710     5,118     7,084
     Asset level expenses, occupancy, data processing and
      other.................................................    6,217     7,204    12,103
                                                              -------   -------   -------
          Total.............................................   14,791    16,941    24,540
                                                              -------   -------   -------
  Operating contribution before direct taxes................  $10,706   $12,341   $23,163
                                                              =======   =======   =======
  Operating contribution, net of direct taxes...............  $10,620   $12,284   $22,970
                                                              =======   =======   =======
CONSUMER LENDING:
  Revenues:
     Gain on sale of automobile loans.......................  $10,280   $ 7,214   $    --
     Interest income........................................   17,787    10,035    10,182
     Servicing fees.........................................    5,086     2,705       553
     Other..................................................      171       106      (454)
                                                              -------   -------   -------
          Total.............................................   33,324    20,060    10,281
  Expenses:
     Salaries and benefits..................................    8,053     5,602     2,959
     Provision for loan losses and impairment of residual
      interests.............................................    4,302     9,201     6,613
     Interest on notes payable..............................    3,932     3,196     3,033
     Occupancy, data processing and other...................   11,283     5,819     3,272
                                                              -------   -------   -------
          Total.............................................   27,570    23,818    15,877
                                                              -------   -------   -------
  Operating contribution (loss) before direct taxes.........  $ 5,754   $(3,758)  $(5,596)
                                                              =======   =======   =======
  Operating contribution (loss), net of direct taxes........  $ 5,689   $(3,758)  $(5,599)
                                                              =======   =======   =======
          Total operating income, net of direct taxes.......  $16,309   $ 8,526   $17,371
                                                              =======   =======   =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
CORPORATE OVERHEAD:
  Revenues:
     Interest income on Class A Certificate.................  $    --   $    --   $ 3,553
     Other..................................................      107     2,202     2,359
                                                              -------   -------   -------
          Total.............................................      107     2,202     5,912
  Corporate interest expense................................   (8,649)   (3,774)   (1,129)
  Salaries and benefits, occupancy, professional and other
     expenses...............................................   (7,108)   (7,358)   (6,505)
  Deferred tax benefit (provision) from NOLs................   (4,900)    1,189    13,592
  Harbor Merger related expenses............................       --        --    (1,618)
                                                              -------   -------   -------
  Net earnings (loss) from continuing operations............  $(4,241)  $   785   $27,623
                                                              =======   =======   =======

     Total assets for each of the segments and a reconciliation to total assets is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Portfolio acquisition and resolution assets.................  $ 71,479   $114,596
Consumer assets.............................................    85,261     52,029
Deferred tax benefit, net...................................    27,101     32,162
Other assets, net...........................................    26,655     21,766
Net assets of discontinued operations.......................    20,126    116,090
                                                              --------   --------
          Total assets......................................  $230,622   $336,643
                                                              ========   ========

(11) PREFERRED STOCK, SHAREHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE

     In May 1998, the Company closed the public offering of 1,542,150 shares of FirstCity common stock, of which 341,000 shares were sold by selling shareholders. Net proceeds (after expenses) of $34.1 million were used to retire debt. On May 11, 1998, the Company notified holders of its outstanding 1995 warrants to purchase shares of common stock that it was exercising its option to repurchase such warrants for $1.00 each. In June 1998, as a result of such notification, warrants representing 471,380 shares of common stock were exercised for an aggregate warrant purchase price of $11.8 million. On July 17, 1998 the Company filed a shelf registration statement with the Securities and Exchange Commission which allows the Company to issue up to $250 million in debt and equity securities from time to time in the future. The registration statement became effective July 28, 1998. As of December 31, 1999, there have been no securities issued under this registration statement.

     As previously discussed in Note 3, in connection with the issuance of $25 million in senior subordinated debt, the Company issued a warrant for the purchase of 425,000 shares of the Company's common stock at $2.3125 per share (the closing price on the date of issuance of December 21, 1999). The estimated fair value of the warrant totaling $875, was allocated to shareholders' equity with an offsetting discount reflected on the debt.

     The Company also issued an option to the note holder allowing it to acquire an additional warrant for 1,975,000 shares of non-voting common stock in the Company (currently no such stock is authorized), which can be exercised after one year if the notes or any portion thereof remains outstanding, but not prior thereto. The strike price on these warrants is also $2.3125. In the event that the notes are paid prior to the expiration of such one-year period through a transaction involving the issuance of warrants, the note holder is entitled to retain sufficient warrants to allow the note holder to acquire approximately 4.86% of the Company's common

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES stock. The Company has until May 15, 2000 to take the necessary actions to authorize the issuance of the non-voting common stock covered by the option.

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

     In 1997, the Company purchased 537,430 shares (representing $11.3 million in liquidation preference) of special preferred stock. The special preferred stock was redeemed for $14.7 million plus accrued dividends in 1998. Dividends of $2.7 million and $5.8 million, respectively, or $3.15 per share, were paid in 1998 and 1997.

     In June 1997, the Company initiated an offer to exchange one share of special preferred stock for one share of the newly designated adjusting rate preferred stock. The adjusting rate preferred stock has a redemption value of $21.00 per share and cumulative quarterly cash dividends at the annual rate of $3.15 per share through September 30, 1998, adjusting to $2.10 per share through the redemption date of September 30, 2005. The Company may redeem the adjusting rate preferred stock after September 30, 2003 for $21 per share plus accrued dividends. The adjusting rate preferred stock carries no voting rights except in the event of non-payment of dividends. Pursuant to the exchange offer, 1,073,704 shares in 1997 and 149,197 shares in 1998 of special preferred stock were exchanged for a like number of shares of adjusting rate preferred stock. Dividends of $1.9 million, $3.4 million and $.8 million, respectively, or $1.575, $3.15 and $.7875 per share, respectively, were paid in 1999, 1998 and 1997. In the third quarter of 1999, dividends on the Company's adjusting rate preferred stock were suspended. At December 31, 1999, accumulated dividends in arrears on such preferred stock totaled $1.3 million, or $1.05 per share. If the Company fails to pay quarterly dividends for any six consecutive or non-consecutive quarters, the holders of adjusting rate preferred stock are entitled to elect two directors to the Company's Board until cumulative dividends have been paid in full.

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

     The per share weighted-average fair value of stock options granted during 1999 and 1998 was $2.53 and $23.49, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions: $0 expected dividend yield, risk-free interest rate of 6.0%, expected volatility of 30%, and an expected life of 10 years.

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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(loss) to common shareholders and net earnings (loss) per common share would have been reflected as the pro forma amounts indicated below:

                                                         1999        1998      1997
                                                       ---------   --------   -------
Net earning (loss) to common shareholders:
  As reported........................................  $(110,724)  $(25,378)  $29,425
  Pro forma..........................................   (111,078)   (26,659)   28,263
Net earning (loss) per common share -- diluted:
  As reported........................................  $  (13.33)  $  (3.35)  $  4.46
  Pro forma..........................................     (13.37)     (3.52)     4.29

     Stock option activity during the periods indicated is as follows:

                                    1999                  1998                 1997
                             -------------------   ------------------   ------------------
                                        WEIGHTED             WEIGHTED             WEIGHTED
                                        AVERAGE              AVERAGE              AVERAGE
                                        EXERCISE             EXERCISE             EXERCISE
                              SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                             --------   --------   -------   --------   -------   --------
Outstanding at beginning of
  year.....................   284,950    $23.06    314,300    $22.64    223,100    $21.07
Granted....................   310,500      3.06     15,000     29.69    125,200     26.47
Exercised..................        --        --    (12,350)    22.04     (4,750)    20.00
Cancelled..................  (171,150)    22.89         --        --         --        --
Forfeited..................   (48,300)    23.54    (32,000)    22.50    (29,250)    25.91
                             --------    ------    -------    ------    -------    ------
Outstanding at end of
  year.....................   376,000    $ 6.68    284,950    $23.06    314,300    $22.64
                             ========    ======    =======    ======    =======    ======

     At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $3.06 to $30.75 and 7.12 years, respectively. In addition, 42,000 options were exercisable with a weighted-average exercise price of $23.57.

     The Company has an employee stock purchase plan which allows employees to acquire approximately 150,000 shares of common stock of the Company at 85% of the fair value at the end of each quarterly plan period. The value of the shares purchased under the plan is limited to the lesser of 10% of compensation or $25,000 per year. Under the plan, 45,341 shares were issued in 1999, 35,220 shares were issued in 1998 and 8,308 shares were issued during 1997. At December 31, 1999, approximately 64,000 shares of common stock are available for issuance pursuant to the plan.

     A reconciliation between the weighted average shares outstanding (in thousands) used in the basic and diluted EPS computations is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999        1998      1997
                                                       ---------   --------   -------
Net earnings (loss) to common shareholders...........  $(110,724)  $(25,378)  $29,425
                                                       =========   ========   =======
Weighted average common shares outstanding --basic...      8,307      7,584     6,518
Effect of dilutive securities:
  Assumed exercise of stock options..................         --         --        49
  Assumed exercise of warrants.......................         --         --        24
                                                       ---------   --------   -------
Weighted average common shares
  outstanding -- diluted.............................      8,307      7,584     6,591
                                                       =========   ========   =======
Net earnings (loss)per common share -- basic.........  $  (13.33)  $  (3.35)  $  4.51
Net earnings (loss) per common share -- diluted......  $  (13.33)  $  (3.35)  $  4.46

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     No effect was given to dilutive securities in the 1999 and 1998 EPS calculations as such had an anti-dilutive effect. However, during 1999, an average of 278,767 options were outstanding that could have a potentially dilutive basic EPS effect in the future.

(12) INCOME TAXES

     Income tax benefit (expense) from continuing operations consists of:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      1998     1997
                                                           -------   ------   -------
Federal and state current benefit (expense)..............  $    10   $ (505)  $(1,231)
Federal deferred benefit (expense).......................   (5,061)   1,637    14,627
                                                           -------   ------   -------
          Total..........................................  $(5,051)  $1,132   $13,396
                                                           =======   ======   =======

     Income taxes attributed to discontinued operations consist of deferred benefit (expense) totalling $0, $(89) and $2,089 during 1999, 1998 and 1997, respectively.

     The actual income tax benefit (expense) attributable to earnings (loss) from continuing operations differs from the expected tax benefit (expense) (computed by applying the federal corporate tax rate of 35% to earnings (loss) from continuing operations before income taxes, minority interest and accounting change) as follows:

                                                            1999      1998     1997
                                                           -------   ------   -------
Computed expected tax benefit (expense)..................  $  (808)  $   61   $(5,045)
(Increase) reduction in income taxes resulting from:
  Tax effect of Class A Certificate......................       --       --     1,243
  Change in valuation allowance..........................   (4,253)   1,777    19,239
  Alternative minimum tax and state income tax...........       --     (505)   (1,646)
  REMIC excess inclusion income..........................       --       --      (268)
  Other..................................................       10     (201)     (127)
                                                           -------   ------   -------
                                                           $(5,051)  $1,132   $13,396
                                                           =======   ======   =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1999 and 1998, are as follows:

                                                                1999        1998
                                                              ---------   ---------
Deferred tax assets:
  Investments in Acquisition Partnerships, principally due
     to differences in basis for tax and financial reporting
     purposes...............................................  $     676   $   2,521
  Intangibles, principally due to differences in
     amortization...........................................        325       1,613
  Book loss reserve greater than tax loss reserve...........      2,960          76
  Tax basis in fixed assets greater than book...............      2,118          42
  Federal net operating loss carryforward...................    199,633     202,871
                                                              ---------   ---------
          Total gross deferred tax assets...................    205,712     207,123
  Valuation allowance.......................................   (178,611)   (174,358)
                                                              ---------   ---------
          Net deferred tax assets...........................     27,101      32,765
Deferred tax liabilities:
  Book basis in servicing rights greater than tax basis.....         --          --
  Other, net................................................         --        (603)
                                                              ---------   ---------
          Total deferred tax liabilities....................         --        (603)
                                                              ---------   ---------
Net deferred tax asset......................................  $  27,101   $  32,162
                                                              =========   =========

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $570.2 million from continuing operations and $130.8 million from discontinued operations at December 31, 1999, available to offset future federal taxable income, if any, through the year 2019. A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. During 1999, 1998 and 1997, the Company adjusted the previously established valuation allowance to recognize a deferred tax benefit (expense) of $(4.3) million, $1.8 million and $19.2 million, respectively. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations remaining prior to expiration of the net operating loss carryforwards. The expense recognized in 1999 can be attributed to a revaluation of the realization of the deferred tax asset for the effects of the discontinuance of the mortgage operations. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The change in valuation allowance represents a change in the estimate of the future taxable income during the carryforward period since the prior year end and the utilization of net operating loss carryforwards since the Merger. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

(13) EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution 401(k) employee profit sharing plan pursuant to which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company's contributions to the 401(k) plan were $238 in 1999, $192 in 1998 and $186 in 1997.

(14) LEASES

     The Company leases its current headquarters from a related party under a noncancellable operating lease. The lease calls for monthly payments of $7.5 through its expiration in December 2001 and includes an option

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES to renew for two additional five-year periods. Rental expense for 1999, 1998 and 1997 under this lease was $90 each year.

     The Company also leases office space and equipment from unrelated parties under operating leases expiring in various years through 2006. Rental expense under these leases for 1999, 1998 and 1997 was $2.1 million, $1.1 million and $0.9 million, respectively. As of December 31, 1999, the future minimum lease payments under all noncancellable operating leases are: $1,366 in 2000, $1,180 in 2001, $1,049 in 2002, $873 in 2003 and $1,952 in 2004 and beyond.

(15) OTHER RELATED PARTY TRANSACTIONS

     The Company has contracted with FirstCity Liquidating Trust (the "Trust"), the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees totaling $8.9 million, $5.8 million and $12.1 million (including $6.8 million from the termination of a management agreement with the Trust) for 1999, 1998 and 1997, respectively, and due diligence fees (included in other income) were derived from such affiliates.

     During 1997, the Company, along with selected Acquisition Partnerships, sold certain assets to an entity 80% owned by the Company. The gain on the sale of the assets was deferred and is being recognized as the assets are ultimately resolved.

(16) COMMITMENTS AND CONTINGENCIES

     On October 4, 1999, Chase Securities, Inc. filed suit against the Company alleging breach of contractual terms outlined in an engagement letter retaining Chase Securities, Inc. to render financial advisory services to the Company. Chase Securities, Inc. is demanding approximately $2.4 million in actual damages, approximately $4 thousand in out of pocket costs, and attorneys fees and costs. The Company answered these claims on December 3, 1999. A Motion for Stay pending trial and determination of an action pending in the U.S. District Court for the Western District of Texas was filed on December 3, 1999. This matter is in the early stages of discovery and development, the probable outcome cannot be determined. The Company intends to vigorously defend this suit.

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

     The Company is involved in various other legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company or the Acquisition Partnerships.

     The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At December 31, 1999, advances of $1.8 million had been made under the obligation.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(17) FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below.

(a) CASH AND CASH EQUIVALENTS

     The carrying amount of cash and cash equivalents approximated fair value at December 31, 1999 and 1998.

(b) PORTFOLIO ASSETS AND LOANS RECEIVABLE

     The Portfolio Assets and loans receivable are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risks inherent in the assets. The carrying value of the Portfolio Assets and loans receivable was $69.6 million and $83.3 million, respectively, at December 31, 1999 and 1998. The estimated fair value of the Portfolio Assets and loans receivable was approximately $71.8 million and $90.7 million, respectively, at December 31, 1999 and 1998.

(c) RESIDUAL INTERESTS IN SECURITIZATIONS

     Residual interests in securitizations are carried at estimated fair value. Carrying values which are believed to approximate fair value were $55,661 and $41,849 at December 31, 1999 and 1998, respectively. The residual interests are valued using various discount rates, loss and prepayment assumptions, as described in Note 7.

(d) NOTES PAYABLE

     Management believes that the repayment terms for similar rate financial instruments with similar credit risks and the stated interest rates at December 31, 1999 and 1998 approximate the market terms for similar credit instruments. Accordingly, the carrying amount of notes payable is believed to approximate fair value.

(e) REDEEMABLE PREFERRED STOCK

     Redeemable preferred stock is carried at redemption value plus accrued but unpaid dividends. Carrying values were $26,965 and $26,323 at December 31, 1999 and 1998, respectively. Fair market values based on quoted market rates were $11,770 and $22,165 at December 31, 1999 and 1998, respectively.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FirstCity Financial Corporation:

     We have audited the accompanying consolidated balance sheets of FirstCity Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

     As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for organizational costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities.

                                                          KPMG LLP

Fort Worth, Texas
March 31, 2000

                        FIRSTCITY FINANCIAL CORPORATION

                       SELECTED QUARTERLY FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               1999                                      1998
                                              ---------------------------------------   --------------------------------------
                                               FIRST     SECOND     THIRD     FOURTH     FIRST    SECOND     THIRD     FOURTH
                                              QUARTER   QUARTER    QUARTER    QUARTER   QUARTER   QUARTER   QUARTER    QUARTER
                                              -------   --------   --------   -------   -------   -------   --------   -------
Revenues....................................  $10,977   $ 16,396   $ 13,089   $18,466   $13,457   $11,706   $ 10,474   $15,907
Expenses....................................  11,953      13,539     14,066   17,061    13,934    10,708      15,460    11,617
Earnings (loss) from continuing
  operations................................  (2,027)     (2,499)      (869)   1,154       409     1,524      (4,977)    3,829
Earnings (loss) from discontinued
  operations(2).............................     525     (41,382)   (63,058)      --     5,387     6,100     (33,523)    1,059
Net earnings (loss).........................  (1,502)    (43,881)   (63,927)   1,154     5,796     7,624     (38,500)    4,888
Preferred dividends.........................     642         642        642      642     1,515     1,515       1,514       642
Net earnings (loss) to common
  shareholders..............................  $(2,144)  $(44,523)  $(64,569)  $  512    $4,281    $6,109    $(40,014)  $ 4,246
Net earnings (loss) from continuing
  operations per common share -- Basic(1)...  $(0.32)   $  (0.38)  $  (0.18)  $ 0.06    $(0.17)   $ 0.00    $  (0.78)  $  0.38
Net earnings (loss) from continuing
  operations per common
  share -- Diluted(1).......................  $(0.32)   $  (0.38)  $  (0.18)  $ 0.06    $(0.17)   $ 0.00    $  (0.78)  $  0.38

---------------

(1) Includes the effect of accounting change during the first quarter of 1999.

(2) During the second and third quarters of 1999 and the third quarter of 1998, the Company reflected significant losses from discontinued operations.

        The loss in the second quarter 1999 was comprised primarily of losses on sales of loans of $6.6 million, losses on sales of mortgage servicing rights of $11.3 million, reserves and write-offs of other assets of $9.1 million, with the balance representing losses from operations.

        The loss in the third quarter 1999 is primarily due to the write-off of the Company's investment in Mortgage Corp of $50.5 million and Capital Corp of $15.6 million, offset by a net accrual for future operations of $2.9 million.

        The loss in the third quarter of 1998 can be primarily be attributable to provisions for impairment on mortgage servicing rights totaling $28.7 million.

                               WAMCO PARTNERSHIPS

                            COMBINED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                1999       1998
                                                              --------   --------
Cash........................................................  $  6,453   $ 12,109
Portfolio Assets, net.......................................   225,622    148,142
Investments in partnerships.................................     1,681        591
Investments in trust certificates...........................     6,486      6,097
Receivable from affiliates..................................     5,259         54
Deferred profit sharing.....................................     7,882      5,307
Other assets, net...........................................     1,656      2,261
                                                              --------   --------
                                                              $255,039   $174,561
                                                              ========   ========
                        LIABILITIES AND PARTNERS' CAPITAL
Accounts payable (including $282 and $37 to affiliates in
  1999 and 1998, respectively)..............................  $    480   $  1,086
Accrued liabilities (including $43 to affiliates in 1999)...     2,066      2,010
Deferred compensation.......................................    12,857      9,420
Long-term debt (including $4,930 and $49,849 to affiliates
  in 1999 and 1998, respectively)...........................   171,908    105,989
                                                              --------   --------
          Total liabilities.................................   187,311    118,505
Commitments and contingencies...............................        --         --
Preferred equity............................................     3,556         --
Partners' capital...........................................    64,172     56,056
                                                              --------   --------
                                                              $255,039   $174,561
                                                              ========   ========

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

                       COMBINED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
Proceeds from resolution of Portfolio Assets................  $ 51,459   $ 71,473   $159,159
Cost of Portfolio Assets resolved...........................    34,108     49,855    132,626
                                                              --------   --------   --------
Gain on resolution of Portfolio Assets......................    17,351     21,618     26,533
Interest income on performing Portfolio Assets..............    15,599      8,341      8,432
Interest expense (including $9,624, $4,494 and $8,187 to
  affiliates in 1999, 1998 and 1997, respectively)..........   (11,425)    (7,483)   (10,659)
General, administrative and operating expenses..............    (6,949)   (10,033)   (10,338)
Other income, net...........................................     1,938      1,772      1,008
                                                              --------   --------   --------
          Net earnings......................................  $ 16,514   $ 14,215   $ 14,976
                                                              ========   ========   ========

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                          CLASS B
                                      CLASS A EQUITY       EQUITY
                                    -------------------   --------
                                    GENERAL    LIMITED    LIMITED    GENERAL    LIMITED
                                    PARTNERS   PARTNERS   PARTNERS   PARTNERS   PARTNERS    TOTAL
                                    --------   --------   --------   --------   --------   --------
Balance at December 31, 1996......   $ 274     $13,410    $ 18,706    $ 373     $ 18,355   $ 51,118
  Contributions...................      --          --          --      522       29,592     30,114
  Distributions...................    (113)     (5,522)    (16,533)    (375)     (18,395)   (40,938)
  Net earnings....................     111       5,432       1,173      162        8,098     14,976
                                     -----     -------    --------    -----     --------   --------
Balance at December 31, 1997......     272      13,320       3,346      682       37,650     55,270
  Contributions...................      10         483          --      503       34,077     35,073
  Distributions...................    (111)     (5,456)     (1,111)    (699)     (41,125)   (48,502)
  Net earnings....................      (5)       (224)       (290)     201       14,533     14,215
                                     -----     -------    --------    -----     --------   --------
Balance at December 31, 1998......     166       8,123       1,945      687       45,135     56,056
  Contributions...................       1          40          --      540       27,558     28,139
  Distributions...................     (48)     (2,355)       (440)    (527)     (33,167)   (36,537)
  Net earnings....................      10         476         (81)     250       15,859     16,514
                                     -----     -------    --------    -----     --------   --------
Balance at December 31, 1999......   $ 129     $ 6,284    $  1,424    $ 950     $ 55,385   $ 64,172
                                     =====     =======    ========    =====     ========   ========

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                               1999        1998       1997
                                                             ---------   --------   ---------
Cash flows from operating activities:
  Net earnings.............................................  $  16,514   $ 14,215   $  14,976
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Amortization of loan origination and commitment
       fees................................................      1,334        678       1,707
     Provision (credit) for losses.........................         --         --        (587)
     Gain on resolution of Portfolio Assets................    (17,351)   (21,618)    (26,533)
     Purchase of Portfolio Assets..........................   (107,704)   (91,713)    (73,734)
     Capitalized costs on Portfolio Assets.................     (5,304)    (2,095)     (1,143)
     Proceeds from resolution of Portfolio Assets..........     51,459     71,473     159,159
     Increase in Accounts Receivable.......................        (62)      (406)         --
     (Increase) decrease in receivable from affiliates.....        284        838        (660)
     Increase in deferred profit sharing...................     (3,336)    (5,307)         --
     (Increase) decrease in other assets...................       (360)        19      (1,556)
     Increase (decrease) in accounts payable...............       (549)       645      (1,304)
     Increase (decrease) in accrued liabilities............        (22)       929        (601)
     Increase in deferred compensation.....................      3,437      9,420          --
                                                             ---------   --------   ---------
          Net cash provided by (used in) operating
            activities.....................................    (61,660)   (22,922)     69,724
Cash flows from investing activities:
  Contribution to subsidiaries.............................         --         --        (185)
  Purchase of trust certificates...........................         --       (281)       (225)
  Payments received from trust certificates................         --         --         191
                                                             ---------   --------   ---------
          Net cash used in operating activities............         --       (281)       (219)
Cash flows from financing activities:
  Borrowing of debt........................................    160,903     93,308      34,489
  Repayment of debt........................................   (100,057)   (56,269)   (106,593)
  Issuance of preferred equity.............................      3,556         --          --
  Capital contributions....................................     28,139     35,073      30,114
  Capital distributions....................................    (36,537)   (48,502)    (25,420)
                                                             ---------   --------   ---------
          Net cash provided by (used in) financing
            activities.....................................     56,004     23,610     (67,410)
                                                             ---------   --------   ---------
Net increase (decrease) in cash............................     (5,656)       407       2,095
Cash at beginning of year..................................     12,109     11,702       9,607
                                                             ---------   --------   ---------
Cash at end of year........................................  $   6,453   $ 12,109   $  11,702
                                                             =========   ========   =========

Supplemental disclosure of cash flow information (note 6):

     Cash paid for interest was approximately $11,104, $6,889 and $11,091 and for 1999, 1998 and 1997, respectively.

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

                               WAMCO PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

(1) ORGANIZATION AND PARTNERSHIP AGREEMENTS

     The combined financial statements include the accounts of WAMCO III, Ltd.; WAMCO V, Ltd.; WAMCO IX, Ltd.; WAMCO XVII, Ltd.; WAMCO XXI, Ltd.; WAMCO XXII, Ltd.; WAMCO XXIII, Ltd.; WAMCO XXIV, Ltd.; WAMCO XXV, Ltd.; WAMCO XXVI; WAMCO XXVII; Calibat Fund, LLC; DAP City Partners, L.P.; First B Realty, L.P.; First Paradee, L.P.; First Street LLC; FC Properties, Ltd; FCS Creamer, Ltd.; FCS Wildhorse, Ltd.; FCS Wood, Ltd.; GLS Properties, Ltd.; Imperial Fund I, L.P.; VOJ Partners, L.P. and Whitewater Acquisition Co. One L.P., all of which are Texas limited partnerships (Acquisition Partnerships or Partnerships). FirstCity Financial Corporation or its subsidiaries, FirstCity Commercial Corporation and FirstCity Holdings Corporation, owns limited and general partnership interests in all of the Partnerships. All significant intercompany balances have been eliminated.

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

                               WAMCO PARTNERSHIPS

     Portfolio Assets are reflected in the accompanying combined financial statements as non-performing Portfolio Assets, performing Portfolio Assets or real estate Portfolios. The following is a description of each classification and the related accounting policy accorded to each Portfolio type:

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

(b) INVESTMENT IN TRUST CERTIFICATES

     The Partnerships hold an investment in trust certificates, representing an interest in a REMIC created by the sale of certain Partnership assets. This interest is subordinate to the senior tranches of the certificate. The investment is carried at the lower of cost (the unpaid balance of the certificate, net of acquisition discounts) or fair market value. Interest is accrued in accordance with the contractual terms of the agreement. Acquisition discounts are accreted as an adjustment to yield over the estimated life of the investment.

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

(3) PORTFOLIO ASSETS

     Portfolio Assets are summarized as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
Non-performing Portfolio Assets.............................  $ 121,055   $ 83,530
Performing Portfolio Assets.................................    182,534     94,271
Real estate Portfolios......................................     39,491     48,212
                                                              ---------   --------
          Total Portfolio Assets............................    343,080    226,013
Discount required to reflect Portfolio Assets at carrying
  value.....................................................   (117,458)   (77,871)
                                                              ---------   --------
          Portfolio Assets, net.............................  $ 225,622   $148,142
                                                              =========   ========

     Portfolio Assets are pledged to secure non-recourse notes payable.

(4) DEFERRED PROFIT SHARING

     In connection with the formation of FC Properties, Ltd. during 1998, an agreement was entered into which provided for potential payments to the project manager based on a percentage of total estimated sales. The deferred amount is amortized into expense in proportion to actual sales realized. The provisions of the agreement provide that no profit participation will be paid until all debt of the entity is extinguished and a 20% return on investments is recognized by the limited partners. During 1999, the long-term debt was extinguished and it is anticipated the 20% return threshold will be met during 2000. Accordingly, as of

                               WAMCO PARTNERSHIPS

December 31, 1999, no profit participation amounts had been paid out. At December 31, 1999 and 1998, the estimated liability for this profit participation was $11,767 and $8,429, respectively, and was included in deferred compensation in the accompanying combined balance sheets. Additionally, amortization of $761 and $3,122 was recognized during 1999 and 1998, respectively, and has been included in general, administrative and operating expense in the accompanying statements of operations.

(5) LONG-TERM DEBT

     Long-term debt at December 31, 1999 and 1998 consists of the following:

                                                                1999       1998
                                                              --------   --------
Senior collateralized loans, secured by Portfolio Assets:
  Prime (8.5% at December 31, 1999) plus 0.5% to 7%.........  $  4,650   $  1,123
  LIBOR (5.832% at December 31, 1999) plus 2.25% to 4%......   142,951     85,452
  Fixed rate -- 6.5% to 13%.................................    22,020     18,690
Subordinated collateralized loans, secured by Portfolio
  Assets:
  Prime (8.5% at December 31, 1999) plus 1% to 7%...........     1,215        724
Uncollateralized intercompany loans:
  Prime (8.5% at December 31, 1999) plus 1%.................     1,072         --
                                                              --------   --------
                                                              $171,908   $105,989
                                                              ========   ========

     Collateralized loans are typically payable based on proceeds from disposition of and payments received on the Portfolio Assets.

     Contractual maturities (excluding principal and interest payments payable from proceeds from dispositions of and payments received on the Portfolio Assets) of long term debt are as follows:

YEAR ENDING DECEMBER 31:
  2000....................................................   140,272
  2001....................................................    11,573
  2002....................................................     9,492
  2003....................................................        --
  2004....................................................        --
  Thereafter..............................................    10,571
                                                            --------
                                                            $171,908
                                                            ========

     It is anticipated that debts maturing in 2000 will be renewed or refinanced into financing arrangements with terms similar to current facilities.

     The loan agreements and master note purchase agreements, under which notes payable were incurred, contain various covenants including limitations on other indebtedness, maintenance of service agreements and restrictions on use of proceeds from disposition of and payments received on the Portfolio Assets. As of December 31, 1999, the Partnerships were in compliance with the aforementioned covenants.

     In connection with the long term debt, the Partnerships incurred origination and commitment fees. These fees are amortized proportionate to the principal reductions on the related notes and are included in general, administrative and operating expenses. At December 31, 1999 and 1998, approximately $792 and $1,139, respectively, of origination and commitment fees are included in other assets, net.

                               WAMCO PARTNERSHIPS

(6) TRANSACTIONS WITH AFFILIATES

     Under the terms of the various servicing agreements between the Partnerships and FirstCity, FirstCity receives a servicing fee based on proceeds from resolution of the Portfolio Assets for processing transactions on the Portfolio Assets and for conducting settlement, collection and other resolution activities. Included in general, administrative and operating expenses in the accompanying combined statements of operations is approximately $2,613, $2,752, and $4,353 in servicing fees incurred by the Partnerships in 1999, 1998 and 1997, respectively.

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

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Partnerships disclose estimated fair values of their financial instruments. Fair value estimates, methods and assumptions are set forth below.

(a) CASH, RECEIVABLE FROM AFFILIATES, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     The carrying amount of cash, receivable from affiliates, accounts payable and accrued liabilities approximates fair value at December 31, 1999 and 1998 due to the short-term nature of such accounts.

(b) PORTFOLIO ASSETS

     Portfolio Assets are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risk inherent in the assets. The carrying value of Portfolio Assets was $225,622 and $148,142 at December 31, 1999 and 1998, respectively. The estimated fair value of the Portfolio Assets was approximately $277,397 and $174,776 at December 31, 1999 and 1998, respectively.

(c) INVESTMENTS IN TRUST CERTIFICATES

     Investments in trust certificates are carried at the lower of cost or estimated fair value. Fair value of the investments are estimated by discounting future anticipated cash flows at a rate consistent with similar types of investments. The carrying value of Investments in Trust Certificates was $6,486 and $6,097 at December 31, 1999 and 1998, respectively. The estimated fair value of the Investments in Trust Certificates was approximately $8,335 and $8,419, respectively.

(d) LONG-TERM DEBT

     Management believes that for similar financial instruments with comparable credit risks, the stated interest rates at December 31, 1999 and 1998 approximate market rates. Accordingly, the carrying amount of long-term debt is believed to approximate fair value. Additional, the majority of the partnerships' debt is at variable rates of interest.

                               WAMCO PARTNERSHIPS

(8) PREFERRED EQUITY

     WAMCO XXIV, Ltd. invested in Community Development Investment LLC in 1999. This investment carries Preferred Equity belonging to a third party. All net cash flow is payable monthly first to the Preferred Equity member in an amount equal to its unreturned contribution, plus interest accrued thereon at a rate of Libor (5.832%) plus 5%, compounded monthly, until such contribution plus accrued interest is returned in full. The remainder, if any, is distributed to the common member interest holder, WAMCO XXIV, Ltd. Not withstanding anything to the contrary, all net losses, net cash use or other situations resulting in a situation requiring additional contributions shall be allocated to, or made by, WAMCO XXIV, Ltd.

(9) COMMITMENTS AND CONTINGENCIES

     Calibat Fund, LLC has committed to make additional investments in partnerships up to $710 at December 31, 1999.

     The Partnerships are involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the combined financial condition, results of operations or liquidity of the Partnerships.

                          INDEPENDENT AUDITORS' REPORT

The Partners
WAMCO Partnerships:

     We have audited the accompanying combined balance sheets of the WAMCO Partnerships as of December 31, 1999 and 1998, and the related combined statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999. These combined financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the WAMCO Partnerships as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                            KPMG LLP

Fort Worth, Texas
March 31, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this item with respect to the Company's directors and executive officers is incorporated by reference from the Company's definitive proxy statement pertaining to the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

     The information called for by this item is incorporated by reference from the Company's definitive proxy statement pertaining to the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this item is incorporated by reference from the Company's definitive proxy statement pertaining to the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this item is incorporated by reference from the Company's definitive proxy statement pertaining to the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements

          The consolidated financial statements of FirstCity and combined financial statements of the WAMCO Partnerships (Acquisition Partnerships) are incorporated herein by reference to Item 8, "Financial Statements and Supplementary Data," of this Report.

          2. Financial Statement Schedules

          Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in Item 8, "Financial Statements and Supplementary Data."

          3. Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Joint Plan of Reorganization by First City Bancorporation
                            of Texas, Inc., Official Committee of Equity Security
                            Holders and J-Hawk Corporation, with the Participation of
                            Cargill Financial Services Corporation, Under Chapter 11
                            of the United States Bankruptcy Code, Case No.
                            392-39474-HCA-11 (incorporated herein by reference to
                            Exhibit 2.1 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          2.2            -- Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc.
                            and J-Hawk Corporation (incorporated herein by reference
                            to Exhibit 2.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated herein by reference to Exhibit 3.1
                            of the Company's Current Report on Form 8-K dated July 3,
                            1995 filed with the Commission on July 18, 1995).
          3.2            -- Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          4.1            -- Certificate of Designations of the New Preferred Stock
                            ($0.01 par value) of the Company. (incorporated herein by
                            reference to Exhibit 4.1 to the Company's Current Report
                            on form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.2            -- Warrant Agreement, dated July 3, 1995, by and between the
                            Company and American Stock Transfer & Trust Company, as
                            Warrant Agent (incorporated herein by reference to
                            Exhibit 4.2 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          4.3            -- Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor
                            Financial Mortgage Company Employees Pension Plan,
                            Lindsey Capital Corporation, Ed Smith and Thomas E.
                            Smith. (incorporated herein by reference to Exhibit 4.3
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 26, 1998).
          4.4            -- Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company.
                            (incorporated herein by reference to Exhibit 4.4 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.5            -- Registration Rights Agreement, dated March 24, 1998,
                            between the Company and Texas Commerce Shareholders
                            Company. (incorporated herein by reference to Exhibit 4.5
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 24, 1998).
          9.1            -- Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain
                            and Cargill Financial Services Corporation. (incorporated
                            herein by reference to Exhibit 9.1 of the Company's Form
                            10-K dated March 24,1998 filed with the Commission on
                            March 26, 1998).
         10.1            -- Trust Agreement of FirstCity Liquidating Trust, dated
                            July 3, 1995 (incorporated herein by reference to Exhibit
                            10.1 of the Company's Current Report on Form 8-K dated
                            July 3, 1995 filed with the Commission on July 18, 1995).
         10.2            -- Investment Management Agreement, dated July 3, 1995,
                            between the Company and FirstCity Liquidating Trust
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Current Report on Form 8-K dated July 3, 1995
                            filed with the Commission on July 18, 1995
         10.3            -- Lock-Box Agreement, dated July 11, 1995, among the
                            Company, NationsBank of Texas, N.A., as lock-box agent,
                            FirstCity Liquidating Trust, FCLT Loans, L.P., and the
                            other Trust-Owned Affiliates signatory thereto, and each
                            of NationsBank of Texas, N.A. and Fleet National Bank, as
                            co-lenders (incorporated herein by reference to Exhibit
                            10.3 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.4            -- Custodial Agreement, dated July 11, 1995, among Fleet
                            National Bank, as custodian, Fleet National Bank, as
                            agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and
                            the Company (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.5            -- Tier 3 Custodial Agreement, dated July 11, 1995, among
                            the Company, as custodian, Fleet National Bank, as agent,
                            FCLT Loans, L.P., FirstCity Liquidating Trust, and the
                            Company, as servicer (incorporated herein by reference to
                            Exhibit 10.5 of the Company's Form 8-A/A dated August 25,
                            1995 filed with the Commission on August 25, 1995).
         10.6            -- 12/97 Amended and Restated Facilities Agreement, dated
                            effective as of December 3, 1997, among Harbor Financial
                            Mortgage Corporation, New America Financial, Inc., Texas
                            Commerce Bank National Association and the other
                            warehouse lenders party thereto. (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.7            -- Modification Agreement, dated January 26, 1998, to the
                            Amended and Restated Facilities Agreement, dated as of
                            December 3, 1997, among Harbor Financial Mortgage
                            Corporation, New America Financial, Inc. and Chase Bank
                            of Texas, National Association (formerly known as Texas
                            Commerce Bank National Association). (incorporated herein
                            by reference to Exhibit 10,7 of the company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.8            -- $50,000,000 3/98 Chase Texas Temporary Additional
                            Warehouse Note, dated March 17, 1998, by Harbor Financial
                            Mortgage Corporation and New America Financial, Inc., in
                            favor of Chase Bank of Texas, National Association.
                            (incorporated herein by reference to Exhibit 10.8 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.9            -- Employment Agreement, dated as of July 1, 1997, by and
                            between Harbor Financial Mortgage Corporation and Richard
                            J. Gillen. (incorporated herein by reference to Exhibit
                            10.9 of the Company's 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.10           -- Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R.
                            Brower, with similar agreements between FC Capital Corp.
                            and each of James H. Aronoff and Christopher J.
                            Morrissey. (incorporated herein by reference to Exhibit
                            10.10 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.11           -- Shareholder Agreement, dated as of September 8, 1997,
                            among FirstCity Funding Corporation, FirstCity Consumer
                            Lending Corporation, Thomas R. Brower, Scot A. Foith,
                            Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves,
                            Stephen H. Trent and Blake P. Bozman. (incorporated
                            herein by reference to Exhibit 10.11 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).
         10.12           -- Revolving Credit Loan Agreement, dated as of March 20,
                            1998, by and between FC Properties, Ltd. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.12 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.13           -- Revolving Credit Loan Agreement, dated as of February 27,
                            1998, by and between FH Partners, L.P. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.13 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.14           -- Note Agreement, dated as of June 6, 1997, among Bosque
                            Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
                            Investment Realty Partners, L.P. and Bankers Trust
                            Company of California, N.A. (incorporated herein by
                            reference to Exhibit 10.14 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.15           -- 60,000,000 French Franc Revolving Promissory Note, dated
                            September 25, 1997, by J-Hawk International Corporation
                            in favor of the Bank of Scotland. (incorporated herein by
                            reference to Exhibit 10.15 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.16           -- Loan Agreement, dated as of September 25, 1997, by and
                            between Bank of Scotland and J-Hawk International
                            Corporation. (incorporated herein reference to Exhibit
                            10.16 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.17           -- Guaranty Agreement, dated as of September 25, 1997, by
                            J-Hawk (incorporated herein by reference to Exhibit 10.17
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.18           -- Guaranty Agreement, dated as of September 25, 1997, by
                            FirstCity Financial Corporation in favor of Bank of
                            Scotland. (incorporated herein by reference to Exhibit
                            10.18 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.19           -- Warehouse Credit Agreement, dated as of May 17, 1996,
                            among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust
                            and National Auto Funding Corporation. (incorporated
                            herein by reference to Exhibit 10.19 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.20           -- Funding Commitment, dated as of May 17, 1996 by and
                            between ContiTrade Services L.L.C. and The Company.
                            (incorporated herein by reference to Exhibit 10.20 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.21           -- Revolving Credit Agreement, dated as of December 29,
                            1995, by and between the Company and Cargill financial
                            Services Corporation, as amended by the Eighth Amendment
                            to Revolving Credit Agreement dated February 1998.
                            (incorporated herein by reference to Exhibit 10.21 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.22           -- Master Repurchase Agreement Governing Purchased and Sales
                            of Mortgage Loans, dated as of July 1998, between Lehman
                            Commercial Paper Inc. and FHB Funding Corp. (incorporated
                            herein by reference to Exhibit 10.1 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 18, 1998).
         10.23           -- Warehouse Credit Agreement, dated as of April 30, 1998
                            among ContiTrade Services, L.L.C., FirstCity Consumer
                            Lending Corporation, FirstCity Auto Receivables L.L.C.
                            and FirstCity Financial Corporation. (incorporated herein
                            by reference to Exhibit 10.2 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission August
                            16, 1998).
         10.24           -- Servicing Agreement, dated as of April 30, 1998 among
                            FirstCity Auto Receivables L.L.C. , FirstCity Servicing
                            Corporation of California, FirstCity Consumer Lending
                            Corporation and ContiTrade Services L.L.C. (incorporated
                            herein by reference to Exhibit 10.3 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 16, 1998).
         10.25           -- Security and Collateral Agreement, dated as of April 30,
                            1998 among FirstCity Auto Receivables L.L.C., ContiTrade
                            Services L.L.C. and Chase Bank of Texas, National
                            Association. (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 10-Q dated August 14, 1998,
                            filed with the Commission August 16, 1998).
         10.26           -- Loan Agreement, dated as of July 24, 1998, between
                            FirstCity Commercial Corporation and CFSC Capital Corp.
                            XXX (incorporated herein by reference Exhibit 10.5 of the
                            Company's Form 10-Q dated August 14, 1998, filed with the
                            Commission on August 18, 1998).
         10.27           -- Loan Agreement, dated April 8, 1998 between Bank of
                            Scotland and the Company (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission on
                            August 18, 1998)
         10.28           -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.7 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
         10.29           -- Employment Agreement, dated October 1, 1998, by and
                            between FirstCity. Financial Mortgage Corporation, and
                            Buddy L. Terrell (incorporated herein by reference to
                            Exhibit 10.29 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.30           -- Security Agreement, dated as of April 30, 1998 among
                            Enterprise Funding Corporation, FCAR Receivables L.L.C.,
                            MBIA Insurance Corporation, FirstCity Funding
                            Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a
                            Loan Servicing enterprise (incorporated herein by
                            reference to Exhibit 10.30 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.31           -- Note purchase agreement, dated March 30, 1999 among
                            Enterprise Funding Corporation, FCAR Receivables, L.L.C.
                            and NationsBank, N.A. (incorporated herein by reference
                            to Exhibit 10.31 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).
         10.32           -- Custodian Agreement, dated March 30, 1999, among FCAR
                            Receivables L.L.C., FirstCity Funding Corporation,
                            NationsBank, N.A., Enterprise Funding Corporation and
                            Chase Bank of Texas, N.A. (incorporated herein by
                            reference to Exhibit 10.32 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.33           -- Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America
                            Financial, Inc., FirstCity Financial Mortgage
                            Corporation, and Guaranty Federal Bank F.S.B. as
                            Administrative Agent and Bank One, Texas, N.A. as
                            Collateral Agent (incorporated herein by reference to
                            Exhibit 10.33 of the Company's Form 10-Q dated August 16,
                            1999, filed with the commission on August 16, 1999).
         10.34           -- Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.34 of the Company's
                            Form 10-Q dated August 16, 1999, filed with the
                            Commission on August 16, 1999).
         10.35           -- Amended and Restated Loan Agreement, dated December 20,
                            1999, By and Among FirstCity Financial Corporation as
                            Borrower and The Lenders Named Herein, as Lenders and
                            Bank of Scotland as Agent (incorporated herein by
                            reference to Exhibit 10.1 of the Company's Form 8-K dated
                            December 22, 1999, filed with the commission on December
                            28, 1999).
         10.36           -- Subordinated Secured Senior Note Purchase Agreement,
                            dated December 20, 1999, between FirstCity Financial
                            Corporation, as Issuer and IFA Corporation, as Purchaser
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Form 8-K dated December 22, 1999, filed with
                            the commission on December 28, 1999).
         10.37           -- Employment Agreement, dated October 1, 1999, by and
                            between FirstCity Commercial Corporation and Terry R.
                            DeWitt.
         10.38           -- Employment Agreement, dated October 1, 1999, by and
                            between FirstCity Commercial Corporation and G. Stephen
                            Fillip.
         10.39           -- Shareholder Agreement, dated October 1, 1999, by and
                            among FirstCity Holdings Corporation, FirstCity
                            Commercial Corporation, Terry R. DeWitt, G. Stephen
                            Fillip and James C. Holmes.
         23.1            -- Consent of KPMG LLP.
         23.2            -- Consent of KPMG LLP.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         27.1            -- Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this
                            Quarterly Report on Form 10-K being submitted to the
                            Securities and Exchange Commission. Exhibit 27.1 shall
                            not be deemed filed for purposes of Section 11 of the
                            Securities Act of 1933, Section 18 of the Securities Act
                            of 1934, as amended, or Section 323 of the Trust
                            Indenture Act of 1939, as amended, or otherwise be
                            subject to the liabilities of such sections, nor shall it
                            be deemed a part of any registration statement to which
                            it relates.)

     (b) Reports on Form 8-K.

          The Company filed the following Current Reports on Form 8-K, with the Commission during the fourth quarter of 1999.

          1. Form 8-K dated December 28, 1999:

             Items reported: Item 5 (Other Events)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRSTCITY FINANCIAL CORPORATION

                                            By:    /s/ JAMES R. HAWKINS
                                              ----------------------------------
                                                       James R. Hawkins
                                                    Chairman of the Board

April 6, 2000

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ JAMES R. HAWKINS                     Chairman of the Board,          April 6, 2000
-----------------------------------------------------      Chief Executive Officer
                  James R. Hawkins                         and Director (Principal
                                                           Executive Officer)

                /s/ JAMES T. SARTAIN                     President, Chief Operating      April 6, 2000
-----------------------------------------------------      Officer and Director
                  James T. Sartain

                 /s/ GARY H. MILLER                      Senior Vice President, and      April 6, 2000
-----------------------------------------------------      Chief Financial Officer
                   Gary H. Miller                          (Principal financial
                                                           officer)

                 /s/ RICHARD E. BEAN                     Director                        April 6, 2000
-----------------------------------------------------
                   Richard E. Bean

                 /s/ C. IVAN WILSON                      Director                        April 6, 2000
-----------------------------------------------------
                   C. Ivan Wilson

               /s/ ROBERT E. GARRISON                    Director                        April 6, 2000
-----------------------------------------------------
                 Robert E. Garrison

                   /s/ DANE FULMER                       Director                        April 6, 2000
-----------------------------------------------------
                     Dane Fulmer

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Joint Plan of Reorganization by First City Bancorporation
                            of Texas, Inc., Official Committee of Equity Security
                            Holders and J-Hawk Corporation, with the Participation of
                            Cargill Financial Services Corporation, Under Chapter 11
                            of the United States Bankruptcy Code, Case No.
                            392-39474-HCA-11 (incorporated herein by reference to
                            Exhibit 2.1 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          2.2            -- Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc.
                            and J-Hawk Corporation (incorporated herein by reference
                            to Exhibit 2.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated herein by reference to Exhibit 3.1
                            of the Company's Current Report on Form 8-K dated July 3,
                            1995 filed with the Commission on July 18, 1995).
          3.2            -- Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          4.1            -- Certificate of Designations of the New Preferred Stock
                            ($0.01 par value) of the Company. (incorporated herein by
                            reference to Exhibit 4.1 to the Company's Current Report
                            on form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.2            -- Warrant Agreement, dated July 3, 1995, by and between the
                            Company and American Stock Transfer & Trust Company, as
                            Warrant Agent (incorporated herein by reference to
                            Exhibit 4.2 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          4.3            -- Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor
                            Financial Mortgage Company Employees Pension Plan,
                            Lindsey Capital Corporation, Ed Smith and Thomas E.
                            Smith. (incorporated herein by reference to Exhibit 4.3
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 26, 1998).
          4.4            -- Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company.
                            (incorporated herein by reference to Exhibit 4.4 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.5            -- Registration Rights Agreement, dated March 24, 1998,
                            between the Company and Texas Commerce Shareholders
                            Company. (incorporated herein by reference to Exhibit 4.5
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 24, 1998).
          9.1            -- Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain
                            and Cargill Financial Services Corporation. (incorporated
                            herein by reference to Exhibit 9.1 of the Company's Form
                            10-K dated March 24,1998 filed with the Commission on
                            March 26, 1998).
         10.1            -- Trust Agreement of FirstCity Liquidating Trust, dated
                            July 3, 1995 (incorporated herein by reference to Exhibit
                            10.1 of the Company's Current Report on Form 8-K dated
                            July 3, 1995 filed with the Commission on July 18, 1995).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.2            -- Investment Management Agreement, dated July 3, 1995,
                            between the Company and FirstCity Liquidating Trust
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Current Report on Form 8-K dated July 3, 1995
                            filed with the Commission on July 18, 1995
         10.3            -- Lock-Box Agreement, dated July 11, 1995, among the
                            Company, NationsBank of Texas, N.A., as lock-box agent,
                            FirstCity Liquidating Trust, FCLT Loans, L.P., and the
                            other Trust-Owned Affiliates signatory thereto, and each
                            of NationsBank of Texas, N.A. and Fleet National Bank, as
                            co-lenders (incorporated herein by reference to Exhibit
                            10.3 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.4            -- Custodial Agreement, dated July 11, 1995, among Fleet
                            National Bank, as custodian, Fleet National Bank, as
                            agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and
                            the Company (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.5            -- Tier 3 Custodial Agreement, dated July 11, 1995, among
                            the Company, as custodian, Fleet National Bank, as agent,
                            FCLT Loans, L.P., FirstCity Liquidating Trust, and the
                            Company, as servicer (incorporated herein by reference to
                            Exhibit 10.5 of the Company's Form 8-A/A dated August 25,
                            1995 filed with the Commission on August 25, 1995).
         10.6            -- 12/97 Amended and Restated Facilities Agreement, dated
                            effective as of December 3, 1997, among Harbor Financial
                            Mortgage Corporation, New America Financial, Inc., Texas
                            Commerce Bank National Association and the other
                            warehouse lenders party thereto. (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.7            -- Modification Agreement, dated January 26, 1998, to the
                            Amended and Restated Facilities Agreement, dated as of
                            December 3, 1997, among Harbor Financial Mortgage
                            Corporation, New America Financial, Inc. and Chase Bank
                            of Texas, National Association (formerly known as Texas
                            Commerce Bank National Association). (incorporated herein
                            by reference to Exhibit 10,7 of the company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.8            -- $50,000,000 3/98 Chase Texas Temporary Additional
                            Warehouse Note, dated March 17, 1998, by Harbor Financial
                            Mortgage Corporation and New America Financial, Inc., in
                            favor of Chase Bank of Texas, National Association.
                            (incorporated herein by reference to Exhibit 10.8 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.9            -- Employment Agreement, dated as of July 1, 1997, by and
                            between Harbor Financial Mortgage Corporation and Richard
                            J. Gillen. (incorporated herein by reference to Exhibit
                            10.9 of the Company's 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.10           -- Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R.
                            Brower, with similar agreements between FC Capital Corp.
                            and each of James H. Aronoff and Christopher J.
                            Morrissey. (incorporated herein by reference to Exhibit
                            10.10 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.11           -- Shareholder Agreement, dated as of September 8, 1997,
                            among FirstCity Funding Corporation, FirstCity Consumer
                            Lending Corporation, Thomas R. Brower, Scot A. Foith,
                            Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves,
                            Stephen H. Trent and Blake P. Bozman. (incorporated
                            herein by reference to Exhibit 10.11 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).
         10.12           -- Revolving Credit Loan Agreement, dated as of March 20,
                            1998, by and between FC Properties, Ltd. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.12 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.13           -- Revolving Credit Loan Agreement, dated as of February 27,
                            1998, by and between FH Partners, L.P. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.13 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.14           -- Note Agreement, dated as of June 6, 1997, among Bosque
                            Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
                            Investment Realty Partners, L.P. and Bankers Trust
                            Company of California, N.A. (incorporated herein by
                            reference to Exhibit 10.14 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.15           -- 60,000,000 French Franc Revolving Promissory Note, dated
                            September 25, 1997, by J-Hawk International Corporation
                            in favor of the Bank of Scotland. (incorporated herein by
                            reference to Exhibit 10.15 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.16           -- Loan Agreement, dated as of September 25, 1997, by and
                            between Bank of Scotland and J-Hawk International
                            Corporation. (incorporated herein reference to Exhibit
                            10.16 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.17           -- Guaranty Agreement, dated as of September 25, 1997, by
                            J-Hawk (incorporated herein by reference to Exhibit 10.17
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.18           -- Guaranty Agreement, dated as of September 25, 1997, by
                            FirstCity Financial Corporation in favor of Bank of
                            Scotland. (incorporated herein by reference to Exhibit
                            10.18 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.19           -- Warehouse Credit Agreement, dated as of May 17, 1996,
                            among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust
                            and National Auto Funding Corporation. (incorporated
                            herein by reference to Exhibit 10.19 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).
         10.20           -- Funding Commitment, dated as of May 17, 1996 by and
                            between ContiTrade Services L.L.C. and The Company.
                            (incorporated herein by reference to Exhibit 10.20 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.21           -- Revolving Credit Agreement, dated as of December 29,
                            1995, by and between the Company and Cargill financial
                            Services Corporation, as amended by the Eighth Amendment
                            to Revolving Credit Agreement dated February 1998.
                            (incorporated herein by reference to Exhibit 10.21 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.22           -- Master Repurchase Agreement Governing Purchased and Sales
                            of Mortgage Loans, dated as of July 1998, between Lehman
                            Commercial Paper Inc. and FHB Funding Corp. (incorporated
                            herein by reference to Exhibit 10.1 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 18, 1998).
         10.23           -- Warehouse Credit Agreement, dated as of April 30, 1998
                            among ContiTrade Services, L.L.C., FirstCity Consumer
                            Lending Corporation, FirstCity Auto Receivables L.L.C.
                            and FirstCity Financial Corporation. (incorporated herein
                            by reference to Exhibit 10.2 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission August
                            16, 1998).
         10.24           -- Servicing Agreement, dated as of April 30, 1998 among
                            FirstCity Auto Receivables L.L.C. , FirstCity Servicing
                            Corporation of California, FirstCity Consumer Lending
                            Corporation and ContiTrade Services L.L.C. (incorporated
                            herein by reference to Exhibit 10.3 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 16, 1998).
         10.25           -- Security and Collateral Agreement, dated as of April 30,
                            1998 among FirstCity Auto Receivables L.L.C., ContiTrade
                            Services L.L.C. and Chase Bank of Texas, National
                            Association. (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 10-Q dated August 14, 1998,
                            filed with the Commission August 16, 1998).
         10.26           -- Loan Agreement, dated as of July 24, 1998, between
                            FirstCity Commercial Corporation and CFSC Capital Corp.
                            XXX (incorporated herein by reference Exhibit 10.5 of the
                            Company's Form 10-Q dated August 14, 1998, filed with the
                            Commission on August 18, 1998).
         10.27           -- Loan Agreement, dated April 8, 1998 between Bank of
                            Scotland and the Company (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission on
                            August 18, 1998)
         10.28           -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.7 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
         10.29           -- Employment Agreement, dated October 1, 1998, by and
                            between FirstCity. Financial Mortgage Corporation, and
                            Buddy L. Terrell (incorporated herein by reference to
                            Exhibit 10.29 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).
         10.30           -- Security Agreement, dated as of April 30, 1998 among
                            Enterprise Funding Corporation, FCAR Receivables L.L.C.,
                            MBIA Insurance Corporation, FirstCity Funding
                            Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a
                            Loan Servicing enterprise (incorporated herein by
                            reference to Exhibit 10.30 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.31           -- Note purchase agreement, dated March 30, 1999 among
                            Enterprise Funding Corporation, FCAR Receivables, L.L.C.
                            and NationsBank , N.A. (incorporated herein by reference
                            to Exhibit 10.31 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.32           -- Custodian Agreement, dated March 30, 1999, among FCAR
                            Receivables L.L.C., FirstCity Funding Corporation,
                            NationsBank, N.A., Enterprise Funding Corporation and
                            Chase Bank of Texas, N.A. (incorporated herein by
                            reference to Exhibit 10.32 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.33           -- Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America
                            Financial, Inc., FirstCity Financial Mortgage
                            Corporation, and Guaranty Federal Bank F.S.B. as
                            Administrative Agent and Bank One, Texas, N.A. as
                            Collateral Agent. (incorporated herein by reference to
                            Exhibit 10.33 of the Company's Form 10-Q dated August 16,
                            1999, filed with the commission on August 16, 1999)
         10.34           -- Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company. (incorporated
                            herein by reference to Exhibit 10.34 of the Company's
                            Form 10-Q dated August 16, 1999, filed with the
                            Commission on August 16, 1999).
         10.35           -- Amended and Restated Loan Agreement, dated December 20,
                            1999, By and Among FirstCity Financial Corporation as
                            Borrower and the Lenders Named Herein, as Lenders and
                            Bank of Scotland as Agent (incorporated herein by
                            reference to Exhibit 10.1 of the Company's Form 8-K dated
                            December 22, 1999, filed with the commission on December
                            28, 1999).
         10.36           -- Subordinated Secured Senior Note Purchase Agreement,
                            dated December 20, 1999, between FirstCity Financial
                            Corporation, as Issuer and IFA Corporation, as Purchaser
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Form 8-K dated December 22 1999, filed with the
                            commission on December 28, 1999).
         10.37           -- Employment Agreement, dated October 1, 1999, by and
                            between FirstCity Commercial Corporation and Terry R.
                            DeWitt.
         10.38           -- Employment Agreement, dated October 1, 1999, by and
                            between FirstCity Commercial Corporation and G. Stephen
                            Fillip.
         10.39           -- Shareholder Agreement, dated October 1, 1999, by and
                            among FirstCity Holdings Corporation, FirstCity
                            Commercial Corporation, Terry R. DeWitt, G. Stephen
                            Fillip and James C. Holmes.
         23.1            -- Consent of KPMG LLP.
         23.2            -- Consent of KPMG LLP.
         27.1            -- Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this
                            Quarterly Report on Form 10-K being submitted to the
                            Securities and Exchange Commission. Exhibit 27.1 shall
                            not be deemed filed for purposes of Section 11 of the
                            Securities Act of 1933, Section 18 of the Securities Act
                            of 1934, as amended, or Section 323 of the Trust
                            Indenture Act of 1939, as amended, or otherwise be
                            subject to the liabilities of such sections, nor shall it
                            be deemed a part of any registration statement to which
                            it relates.)