Form 10-K405/A
period 1999-12-31
FIRSTCITY FINANCIAL CORP
filed 2000-05-01
CIK 828678

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The undersigned Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1999, to include the information called for by the following items, as set forth in the pages attached hereto:

  Part III.  Item 10.  Directors and Executive Officers of the Registrant
             Item 11.  Executive Compensation
             Item 12.  Security Ownership of Certain Beneficial Owners and Management
             Item 13.  Certain Relationships and Related Transactions

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                            FIRSTCITY FINANCIAL CORPORATION

                                            By:    /s/ JAMES R. HAWKINS
                                              ----------------------------------
                                                       James R. Hawkins
                                                    Chairman of the Board

May 1, 2000

                               AMENDMENT NO. 1 TO
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

     Because definitive proxy soliciting materials relating to the 2000 Annual Meeting of the Stockholders of FirstCity Financial Corporation ("FirstCity" or the "Company") will be filed after April 29, 2000, the information called for by
Part III of the Company's Form 10-K for the year ended December 31, 1999 is included in this Amendment No. 1 to such Form 10-K.

                             PART III OF FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     There are seven directors of the Company, each holding office until the next annual meeting of stockholders or until his successor is elected or appointed and qualified, or as otherwise provided by the Company's Bylaws or by Delaware law. The following table sets forth as of March 1, 2000, certain information concerning the directors of the Company.


NAME                                    AGE                  POSITION
----                                    ---                  --------
James R. Hawkins......................  64    Chairman of the Board and Chief
                                              Executive Officer
C. Ivan Wilson........................  72    Vice Chairman of the Board
James T. Sartain......................  51    President, Chief Operating Officer and
                                              Director
Richard E. Bean.......................  56    Director
Dane Fulmer...........................  49    Director
Robert E. Garrison II.................  58    Director
David W. MacLennan....................  40    Director


     Further information concerning the directors of the Company, including their business experience during the past five years, appears below.


     James R. Hawkins has been Chairman of the Board and Chief Executive Officer of the Company since the consummation of the merger of the Company and First City Bancorporation of Texas, Inc. ("FCBOT") on July 3, 1995 (the "Merger"), and was Chairman of the Board and Chief Executive Officer of J-Hawk Corporation ("J-Hawk") from 1976 until the Merger.

     C. Ivan Wilson has been Vice Chairman of the Board of the Company since the Merger. From June 1998 to February 1998, Mr. Wilson was Chairman, President and Chief Executive Officer of Mercantile Bank, N.A., Corpus Christi, Texas, a national banking organization. Mr. Wilson was Chairman of the Board and Chief Executive Officer of FCBOT from 1991 to the Merger. Prior to 1991, Mr. Wilson was the Chief Executive Officer of FirstCity, Texas -- Corpus Christi, one of FCBOT's banking subsidiaries.

     James T. Sartain has been President and Chief Operating Officer, and has served as a Director, of the Company since the Merger, and was President and Chief Operating Officer of J-Hawk from 1988 to the Merger.

     Richard E. Bean has been a Director of the Company since the Merger and has been Executive Vice President and Chief Financial Officer of Pearce Industries, Inc. since 1976, which company, through its subsidiaries, markets a variety of oil field equipment and machinery. Mr. Bean has also been a member of the Portfolio Committee of the FirstCity Liquidating Trust since the Merger. Prior to the Merger, Mr. Bean was Chairman of the FCBOT's Official Committee of Equity Security Holders. Mr. Bean is a director of TransAmerican Waste Industries, Inc.

     Dane Fulmer has been a Director of the Company since May 1999. Mr. Fulmer serves as Executive Vice President and director of risk management of John Taylor Financial Group, a broker/dealer and investment advisory firm Mr. Fulmer co-founded in 1995. From July 1991 until August 1996, Mr. Fulmer served as Executive Vice President of Merchants Investment Center of Fort Smith, and portfolio manager for Merchants National, the parent company.

     Robert E. Garrison II has been a Director of the Company since May 1999. Mr. Garrison is the President, Chief Executive Officer and director of Pinnacle Global Group, Inc., a publicly owned financial services firm. Previously, Mr. Garrison served as Executive Vice President and director of Harris Webb and Garrison and also served as Chairman, Chief Executive Officer, and director of Pinnacle Management & Trust Co. Mr. Garrison co-founded both of these companies in 1994. Both Harris Webb & Garrison and Pinnacle Management & Trust Co. are subsidiaries of Pinnacle Global Group, Inc. along with Spires Financial, L.P. In addition, Mr. Garrison serves as Chairman of the Board of BioCyte Therapeutics, a cancer diagnostic and therapeutic company focused on breast, ovarian, and prostate cancer. Mr. Garrison serves as a director of Intelect Communications, Inc., a public telecommunications equipment company, Somerset House Publishing, First Capital Bank, and is a member of the Finance Committee of Memorial Hermann Hospital System. He has over 34 years of experience in the securities industry. Mr. Garrison is a Chartered Financial Analyst.

     David W. MacLennan has been a Director of the Company since the Merger and has been with subsidiaries of Cargill, Incorporated, regarded as one of the world's largest, privately-held corporations, since 1991. From 1993 to February 1996, Mr. MacLennan was a Vice President of Cargill Financial Services Corporation, a wholly owned subsidiary of Cargill, Incorporated engaged primarily in the investment of proprietary funds and in the proprietary trading of financial instruments and assets. From February 1996 to August 1997, Mr. MacLennan was the Managing Director of Cargill Financial Markets, PLC in London. Since August 1997, Mr. MacLennan has been Chief Financial Officer of Cargill Financial Services Corporation.

                            OTHER EXECUTIVE OFFICERS

NAME                                    AGE                  POSITION
----                                    ---                  --------
Thomas R. Brower......................  41    President of FirstCity Funding
                                              Corporation
Terry R. DeWitt.......................  42    Senior Vice President
G. Stephen Fillip.....................  48    Senior Vice President and Chief Credit
                                                Officer
Joe S. Greak..........................  51    Senior Vice President, Tax Director
                                              and Secretary
Gary H. Miller........................  40    Senior Vice President and Chief
                                              Financial Officer
Jim W. Moore..........................  49    Senior Vice President and Manager of
                                                Subsidiary Activities
Richard J. Vander Woude...............  45    Senior Vice President and General
                                              Counsel

     Thomas R. Brower has been President of FirstCity Funding Corporation since September 1997. From 1995 to 1997, he was President of The Brower Group, a sub-prime automobile finance company. Mr. Brower has over fifteen years experience in the automotive industry, and was named Man of the Year in 1995 by the Association of Finance and Insurance Professionals.

     Terry R. DeWitt has been Senior Vice President responsible for Due Diligence and Investment Evaluation of the Company since the Merger and has served as Co-President of FirstCity Commercial Corporation since January 2000. From 1998 to January 2000, Mr. DeWitt served as President of FirstCity Commercial Corporation. Mr. DeWitt served as Senior Vice President responsible for Due Diligence and Investment Evaluation of J-Hawk from 1992 to the Merger. From 1991 to 1992, Mr. DeWitt was Senior Vice President of the First National Bank of Central Texas, a national banking association, and from 1989 to 1991, he was President of the First National Bank of Goldthwaite, a national banking association.

     G. Stephen Fillip has been Senior Vice President since the Merger. Mr. Fillip has served as President of FirstCity Servicing Corporation since 1998 and has served as Co-President of FirstCity Commercial Corporation since January 2000. Mr. Fillip was Senior Vice President of J-Hawk from 1991 to the Merger. From 1989 to 1991, Mr. Fillip was Executive Vice President and Chief Credit Officer of BancOne, Texas, N.A. (Waco), a national banking association.

     Joe S. Greak has been Senior Vice President, Tax Director and Secretary of the Company since the Merger. Mr. Greak was the Tax Manager of FCBOT since 1993. From 1992 to 1993, Mr. Greak was the Tax Manager of New First City -- Houston, N.A. Prior thereto, he was Senior Vice President and Tax Director of First City, Texas -- Houston, N.A.

     Gary H. Miller has been Senior Vice President and Chief Financial Officer of the Company since November 1996. Mr. Miller served as Senior Vice President and Controller of the Company from the Merger to November 1996, and held the same position with J-Hawk from 1994 to the Merger. From 1990 to 1994, Mr. Miller was a senior manager of Jaynes, Reitmeier, Boyd & Therrell, P.C., an independent public accounting firm. From 1988 to 1990, Mr. Miller was a Vice President of NCNB Texas National Bank, a national banking association.

     Jim W. Moore has been Senior Vice President and Manager of Subsidiary Activities of the Company since November 1996. Mr. Moore served as Senior Vice President and Manager of Assets of the Company from the Merger to November 1996, and held the same position with J-Hawk from 1992 to the Merger. From 1990 to 1992, Mr. Moore was a management consultant for MBank, Waco, a national banking association, and from 1988 to 1990, Mr. Moore was President and a Director of Central Texas Savings and Loan, a savings and loan association.

     Richard J. Vander Woude has been General Counsel and Senior Vice President of the Company since January 1, 1998. Prior thereto, Mr. Vander Woude was a director and shareholder in the law firm of Vander Woude & Istre, P.C., Waco, Texas from 1992 to 1997. From 1978 to 1992, Mr. Vander Woude was a director and shareholder of Sheehy, Lovelace & Mayfield, P.C., Waco, Texas.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company and, in certain instances, written representations that no additional reports were required, during the year ended December 31, 1999, all of the Company's executive officers, directors and holders of more than 10% of its Common Stock timely filed all reports required by Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "1934 Act").

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation for services during each of the last three years to (1) the Company's Chief Executive Officer during 1999, and (2) the Company's other four most highly compensated executive officers during 1999 serving as such at the end of 1999:

                           SUMMARY COMPENSATION TABLE

                                                                   LONG TERM
                                                                  COMPENSATION
                                           ANNUAL COMPENSATION       AWARDS
                                           --------------------   ------------
                                                                   SECURITIES
                                                                   UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR   SALARY($)   BONUS($)    OPTIONS(#)    COMPENSATION(1)($)
---------------------------         ----   ---------   --------   ------------   ------------------
James R. Hawkins,.................  1999    300,014          --           --           20,539
  Chairman of the Board             1998    300,014          --           --           19,626
  and Chief Executive Officer       1997    303,858          --           --            9,871
James T. Sartain,.................  1999    300,014          --       50,000           16,843
  President and Chief               1998    300,014          --           --           16,257
  Operating Officer                 1997    303,858          --           --            6,418
Terry R. DeWitt,..................  1999    214,584     128,400       25,000            5,089
  Senior Vice President of the      1998    172,317      25,000           --            5,183
  Company and Co-President of       1997    147,157      10,000           --            5,432
  FirstCity Commercial Corporation
G. Stephen Fillip,................  1999    214,584      83,400       25,000            5,455
  Senior Vice President of the      1998    172,917      25,000           --            5,453
  Company and Co-President of       1997    147,963          --           --            5,432
  FirstCity Commercial Corporation
Thomas R. Brower,.................  1999    192,833     179,385           --            4,960
  President of FirstCity            1998    144,000     202,593           --            4,996
  Funding, L.P.                     1997     48,923          --           --              136

---------------

(1) With respect to Messrs. Hawkins, Sartain, DeWitt and Brower, the total amounts indicated under "All Other Compensation" for 1999 consist of (a) amounts contributed to match a portion of such employee's contributions under a 401(k) plan ("401(k) Match"), (b) excess premiums paid on supplemental life insurance policies ("Supplement Life") and (c) personal use of a business vehicle ("Auto"). The follows table details the amounts paid during 1999 for each of the categories:

                                                 401(K)    SUPPLEMENT
EXECUTIVE                                       MATCH($)    LIFE($)     AUTO($)   TOTAL($)
---------                                       --------   ----------   -------   --------
James R. Hawkins..............................   4,500       6,039      10,000     20,539
James T. Sartain..............................   4,500       2,343      10,000     16,843
Terry R. DeWitt...............................   4,500         589          --      5,089
G. Stephen Fillip.............................   4,500         955          --      5,455
Thomas R. Brower..............................   4,500         460          --      4,960

STOCK OPTION AND PURCHASE PLANS AND 401(K) PLAN

     At the Company's annual shareholders' meeting, held on April 24, 1996, the Company's shareholders approved (1) the 1995 Stock Option and Award Plan, which provides for the grant of up to 230,000 options to purchase the Company Common Stock to plan participants (229,600 of which have been granted), (2) the 1996 Stock Option and Award Plan, which provides for the grant of up to 500,000 options to purchase the Company Common Stock to plan participants and (3) the 1995 Employee Stock Purchase Plan, under which up to 100,000 shares of the Company Common Stock may be made available for purchase by plan participants. Grants of options to purchase 15,473 shares of the Company Common Stock have been granted to date. The 1996 Stock Option and Award Plan also provides for the grant of up to 50,000 performance shares to employees of the Company, to be awarded in the discretion of the Stock Option Subcommittee. The performance measure to be used for the purposes of granting the performance shares will be the extent to which performance goals are met, in addition to the factors of total shareholder return, return on equity, earnings per share and the ratio of operating overhead to operating revenue.

     In October 1995, on the recommendation of the Stock Option Subcommittee, the Board of Directors approved the grant of 229,600 stock options under the 1995 Stock Option and Award Plan. Of these options, 173,600 were granted to the Company's executive officers. The exercise price for all such options was equal to or greater than the fair market value of the underlying the Company Common Stock at the date of grant. Therefore, the holders of the stock options will benefit from such options only when, and to the extent, the price of the Company Common Stock increases after the grant of the option. The performance of individual executive officers and other key employees was considered by the Stock Option Subcommittee in allocating such grants, taking into account the Company's performance, each individual's contributions thereto and specific accomplishments in each individual's area of responsibility. In October 1996, on the recommendation of the Stock Option Subcommittee, the Board of Directors approved the grant of 18,000 stock options under the 1996 Stock Option and Award Plan (no such shares were granted to executive officers). In February 1997, on the recommendation of the Stock Option Subcommittee, the Board of Directors approved the grant of 95,200 stock options under the 1996 Stock Option and Award Plan Of these options, 46,200 were granted to the Company's executive officers. In September 1997, on the recommendation of the Stock Option Subcommittee, the Board of Directors approved the grant of 30,000 stock options under the 1996 Stock Option and Award Plan (no such shares were granted to executive officers). In May 1998, on the recommendation of the Stock Option Subcommittee, the Board of Directors approved the grant of 15,000 stock options under the 1996 Stock Option and Award Plan to the independent directors. In December 1999, on the recommendation of the Stock Option Subcommittee, the Board of Directors approved the grant of 310,500 stock options under the 1996 Stock Option and Award Plan of which 212,500 were issued to executive officers and independent directors. In connection with this issuance, the Company also cancelled previously granted, unexercised stock options totaling 171,150.

     Beginning January 1, 1994, the Company also initiated a defined contribution 401(k) employee profit sharing plan (the "401(k) Plan") in which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company contributed approximately $238,000, $192,000 and $186,000 in 1999, 1998 and 1997, respectively, to the
401(k) Plan.

OPTION GRANTS

     The following table sets forth certain information with respect to grants of stock options under the 1995 Stock Option and Award Plan and the 1996 Stock Option and Award Plan during 1999, to the Company's Chief Executive Officer and each of the other executive officers of the Company named in the Summary Compensation Table under the caption "Executive Compensation." In addition, there are shown hypothetical gains or "option spreads" that could be realized for the respective options, based on arbitrarily assumed rates of annual compound stock price appreciation of 5 percent and 10 percent from the date the options were granted over the full option terms. The Company granted no stock options to Mr. Hawkins or Mr. Brower during 1999 and granted no stock appreciation rights during 1999.

                             OPTION GRANTS IN 1999

                                                INDIVIDUAL GRANTS                     POTENTIAL REALIZABLE
                               ----------------------------------------------------     VALUE AT ASSUMED
                                               PERCENT OF                               ANNUAL RATES OF
                                 NUMBER OF       TOTAL                                    STOCK PRICE
                                  SHARES        OPTIONS      EXERCISE                   APPRECIATION FOR
                                UNDERLYING     GRANTED TO    OR BASE                     OPTION TERM(2)
                                  OPTIONS      EMPLOYEES    PRICE (PER   EXPIRATION   --------------------
NAME                           GRANTED(#)(1)    IN 1999     SHARE)($)       DATE       5%($)      10%($)
----                           -------------   ----------   ----------   ----------   --------   ---------
James T. Sartain.............     50,000          15.97%       3.06      12/2/2009     14,980     114,480
Terry R. DeWitt..............     25,000           7.99%       3.06      12/2/2009      7,490      57,240
G. Stephen Fillip............     25,000           7.99%       3.06      12/2/2009      7,490      57,240

---------------

(1) The options granted to the above persons were granted as of December 2, 1999, at an exercise price of $3.06 (greater than fair market value of the Company Common Stock on the date of grant). The shares of the Company Common Stock underlying such option will vest in five equal, consecutive annual installments, commencing on the first anniversary of the grant date. Subject to the terms of the 1996 Stock Option and Award Plan, such option may be exercised to purchase all or any portion of such vested shares at any time prior to the termination thereof. The unexercised portions of such options, if any, terminate ten years from the grant date. Such options are non-transferable other than by will or the laws of descent and distribution. Under the 1996 Stock Option and Award Plan, the right to exercise options with respect to unvested shares may be accelerated in certain circumstances.

(2) These amounts represent certain assumed rates of appreciation only. There can be no assurance that the amounts reflected will be achieved.

OPTION EXERCISES AND YEAR-END VALUES

     The following table sets forth, for the Company's Chief Executive Officer and each of the other executive officers of the Company named in the Summary Compensation Table under the caption "Executive Compensation," the number of shares of the Company Common Stock underlying both exercisable and non-exercisable stock options held by such persons as of December 31, 1999, and the year-end values for unexercised "in-the-money" options, which represent the positive spread between the exercise price of any such options and the year-end market price of the Company Common Stock. All such options were granted under the 1995 Stock Option and Award Plan and 1996 Stock Option and Award Plan. No options were exercised by the officers listed below during 1999.

                        AGGREGATED 1999 OPTION EXERCISES
                           AND YEAR-END OPTION VALUES

                                                     NUMBER OF SHARES            VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                    OPTIONS AT YEAR END            AT YEAR END($)(1)
                                                ---------------------------   ---------------------------
NAME                                            EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                            -----------   -------------   -----------   -------------
James R. Hawkins..............................    18,000          4,500             --             --
James T. Sartain..............................        --         50,000             --             --
Terry R. DeWitt...............................        --         25,000             --             --
G. Stephen Fillip.............................        --         25,000             --             --
Thomas R. Brower..............................        --             --             --             --

---------------

(1) Calculated using the aggregate market value (based on December 31, 1999 stock price of $2.75 per share) of the shares of the Company Common Stock underlying such options, less the aggregate exercise price payable.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The following report concerning the specific factors, criteria and goals underlying decisions on payments and awards of compensation to each of the executive officers of the Company for fiscal year 1999 is provided by the Compensation Committee of the Company's Board of Directors.

GENERAL

     Recommendations regarding compensation of the Company's executive officers are prepared by the Compensation Committee of the Board of Directors and are subject to the review, modification and approval of the Board, except that (1) the Chief Executive Officer does not participate in the preparation of recommendations, or the review, modification or approval thereof, with respect to his compensation and (2) all such recommendations, reviews, modifications and approvals with respect to awards under the 1996 Stock Option and Award Plan are made solely by the Stock Option Subcommittee of the Compensation Committee.

     The Company's compensation program is designed to enable the Company to attract, motivate and retain high quality senior management by providing a competitive total compensation opportunity based on performance. Toward this end, the Company provides for competitive base salaries, annual variable performance incentives payable in cash for the achievement of financial performance goals, and long-term, stock-based incentives which strengthen the mutuality of interests between senior management and the Company's stockholders.

     Section 162(m) ("Section 162(m)") of the Internal Revenue Code of 1986, as amended (the "Code"), provides that no deduction for federal income tax purposes shall be allowed to a publicly held corporation for applicable employee remuneration with respect to any covered employee of the corporation to the extent that the amount of such remuneration for the taxable year with respect to such employee exceeds $1.0 million. For purposes of this limitation, the term "covered employee" generally includes the chief executive officer of the corporation and the four highest compensated officers of the corporation (other than the chief executive officer), and the term "applicable employee remuneration" generally means, with respect to any covered employee for the taxable year, the aggregate amount allowable as a federal income tax deduction for services performed by such employee (whether or not during the taxable year); provided, however, that applicable employee remuneration does not include, among other items, certain remuneration payable solely on account of the attainment of one or more performance goals ("performance based compensation"). It is the Company's general intention that the remuneration paid to its covered employees not exceed the deductibility limitation established by
Section 162(m). Nevertheless, due to the fact that not all remuneration paid to covered employees may qualify as performance-based compensation, it is possible that the Company's deduction for remuneration paid to any covered employee during a taxable year may be limited by Section 162(m).

SALARIES

     Salaries for the year 1999 for each of the Company's executive officers, including its Chief Executive Officer, were determined based upon such officer's level of responsibility, time with the Company, contribution to the Company and individual performance. The evaluation of these factors was subjective, and no fixed, relative weights were assigned thereto.

BONUSES

     Messrs. DeWitt, Fillip and Brower were participants in bonus plan in each of their respective business units. Messrs. DeWitt and Fillip participated in a bonus pool of $600,000 established for both executive and non-executive management of FirstCity Commercial and its subsidiaries. Mr. Brower participated in a bonus pool of $1,027,995 established for the management of FirstCity Funding, L.P. ("Funding"). Bonuses earned pursuant to Funding's bonus plan are paid one-half in cash in the year the bonus is granted and the remainder deferred over the two succeeding years. One-half of the deferred portion of the bonus is contingent upon meeting certain performance bonus targets in the first year succeeding the year in which the bonus was granted. The other half of the deferred portion of the bonus is contingent upon meeting certain performance bonus targets in the second year succeeding the year in which the bonus was granted.

STOCK OPTIONS

     The Stock Option Subcommittee of the Compensation Committee believes that stock options are critical in motivating and rewarding the creation of long-term shareholder value, and the subcommittee has established a policy of awarding stock options each year based on the continuing progress of the Company as well as on individual performance.

     In 1999, the Stock Option Subcommittee recommended, and the Board of Directors approved, the grant of stock options for 310,500 shares of the Company Common Stock under the 1996 Stock Option and Award Plan (100,000 were granted to Messrs. Sartain, DeWitt and Fillip). The exercise price with respect to all such grants was equal to or greater than the fair market value of the underlying the Company Common Stock at the date of grant so that the holders of such options will benefit from such options only when, and to the extent, the price of the Company Common Stock increases after such grant. The performance of individual executive officers and other key employees was considered by the Stock Option Subcommittee in allocating such grants, taking into account the Company's performance, each individual's contributions thereto and specific accomplishments in each individual's area of responsibility.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     Recommendations regarding compensation of the Company's Chief Executive Officer are prepared by those members of the Compensation Committee, and are subject to the review, modification and approval of those members of the Board, other than the Chief Executive Officer. Such recommendations, reviews, modifications and approvals for 1999 were based on the Chief Executive Officer's level of responsibility, time with the Company, individual performance and significant contributions to the successful implementation of several important decisions that are expected to benefit the Company in future years, including the acquisition of various purchased asset portfolios.

                                            THE COMPENSATION COMMITTEE
                                            C. Ivan Wilson, Chairman
                                            David W. MacLennan
                                            Robert E. Garrison II

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Wilson (Chairman), Garrison and MacLennan served as members of the Compensation Committee of the Board of Directors during 1999. Messrs. Wilson, Garrison and MacLennan served as members of the Stock Option Subcommittee of the Compensation Committee during 1999. Neither of Messrs. Wilson, Garrison and MacLennan was an officer or employee of the Company or any of its subsidiaries during 1999 or any prior year. Mr. MacLennan is an employee of Cargill, which has entered into various agreements with the Company. See "Certain Relationships and Related Transactions". No interlocking relationship exists between the members of the Company's Board of Directors or Compensation Committee and the board of directors and compensation committee of any other company, nor has any such interlocking relationship existed in the past.

EMPLOYMENT AGREEMENTS

     In 1999, the FirstCity Commercial Corp. ("Commercial") (an 100% owned subsidiary of the Company) entered into employment agreements with Messrs. Terry
R. DeWitt and G. Stephen Fillip. Such contracts provide for annual salaries of $250,000 each. Additionally, these contracts provide for the establishment of a bonus pool based on the annual net profits of Commercial before taxes and interest expense on the indebtedness of Commercial to the Company exceeding certain thresholds. Messrs. DeWitt and Fillip participate in the benefit plans of the Company.

CUMULATIVE TOTAL SHAREHOLDER RETURN

     The following performance graph (the "Performance Graph") compares the cumulative total shareholder return on the Company's Common Stock, based on the market price thereof, with the cumulative total return of the CRSP Total Return Index for the Nasdaq Stock Market (US) prepared for the National Association of Securities Dealers Automated Quotations System ("NASDAQ") by the Center for Research in Security Prices ("CRSP," and such index, the "NASDAQ Market Index") and the CRSP Financial Stocks Index prepared for NASDAQ by CRSP (the "NASDAQ Industry Index") for the period beginning on July 3, 1995 (the date the Company's Common Stock commenced trading on NASDAQ) and ending on December 31, 1999. Cumulative total shareholder return is based on an annual total return, which assumes the reinvestment of all dividends for the period shown and assumes that $100 was invested on July 3, 1995 in each of the Company's Common Stock, the NASDAQ Market Index and the NASDAQ Industry Index. The Company has not declared any dividends during the period covered by the Performance Graph. The results shown in the Performance Graph are not necessarily indicative of future performance.

                                    [GRAPH]

-------------------------------------------------------------------------------------------------------------------
                            7/3/95      9/29/95      12/31/95     3/29/96      6/28/96      9/30/96      12/31/96
-------------------------------------------------------------------------------------------------------------------
 NASDAQ MARKET            100.00       111.94       113.30       118.59       128.27       132.83       139.36
 NASDAQ FINANCIAL STOCKS  100.00       113.95       122.24       127.15       130.14       141.06       156.70
 FIRSTCITY FINANCIAL      100.00       133.33       170.83       167.71       231.25       243.75       241.67

-------------------------------------------------------------------------------------------------------------------
                           3/31/97      6/30/97      9/30/97      12/31/97     3/31/98      6/30/98      9/30/98
-------------------------------------------------------------------------------------------------------------------
 NASDAQ MARKET            131.80       155.96       182.34       171.01       199.90       205.39       185.48
 NASDAQ FINANCIAL STOCKS  163.48       190.36       222.14       240.50       254.55       247.93       103.93
 FIRSTCITY FINANCIAL      179.17       233.33       212.50       253.13       252.08       241.67       133.33

-------------------------------------------------------------------------------------------------------------
                                               12/31/98     3/31/99      6/30/99      9/30/99      12/31/99
-------------------------------------------------------------------------------------------------------------
 NASDAQ MARKET                                240.69       269.24       294.58       301.30       434.84
 NASDAQ FINANCIAL STOCKS                      131.93       229.33       256.95       222.77       230.50
 FIRSTCITY FINANCIAL                          107.81        82.81        45.83        12.50        22.92

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the Company Common Stock owned on March 31, 2000 (the "Measurement Date") by: (1) each person who is known by the Company to be the beneficial owner of more than five percent of the Company Common Stock as of such date, (2) each of the Company's directors and the nominees for director named herein, (3) each of the executive officers of the Company named in the Summary Compensation Table under the caption "Executive Compensation" and (4) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares of the Company Common Stock shown in the table are held with sole voting and investment power.

                                                                 SHARES           PERCENT
                                                              BENEFICIALLY          OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                          OWNED             CLASS
---------------------------------------                       ------------        -------
James R. Hawkins............................................     958,570(2),(3)    11.5%
C. Ivan Wilson..............................................       2,664              *
James T. Sartain............................................     342,397(3)         4.1%
Richard E. Bean.............................................      80,633            1.0%
Dane Fulmer.................................................      18,500              *
Robert E. Garrison II.......................................      35,050              *
David W. MacLennan..........................................          --(4)          --
Terry R. DeWitt.............................................      14,882              *
G. Stephen Fillip...........................................      46,387              *
Thomas R. Brower............................................         241              *
All directors and executive officers as a group (14
  persons)..................................................   1,520,751(2),(4)    18.2%
Richard J. Gillen...........................................     468,755            5.6%
  4015 Buckeye Creek
  Kingwood, Texas 77339
Ed Smith....................................................     589,451(5)         7.1%
  1021 Main Street, #1000
  Houston, Texas 77002
Lindsey Capital.............................................     419,969(5)         5.0%
  1021 Main Street, #1000
  Houston, Texas 77002

---------------

 *  Less than 1%

(1) The business mailing address of each of such persons (except as otherwise indicated) is P.O. Box 8216, Waco, Texas 76714-8216.

(2) Includes 18,000 shares of Common Stock that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's 1995 Stock Option and Award Plan. Also includes 52,810 shares of Common Stock held of record by J-Hawk, Ltd., the sole general partner of which is 5-Star Management, Inc. Mr. Hawkins may be deemed to beneficially own such shares of common stock as a result of his ownership of 50% of the common stock of 5-Star Management, Inc.

(3) Messrs. Hawkins and Sartain and ATARA, the sole general partner of which is ATARA Corp., are parties to a Shareholder Voting Agreement with Cargill regarding the Common Stock, pursuant to which ATARA and Messrs. Hawkins and Sartain are required to vote their shares of Common Stock to elect one designee of Cargill as a director of the Company, and Cargill is required to vote its shares of Common Stock to elect one or more designees of ATARA and Messrs. Hawkins and Sartain as directors of the company. Each of Messrs. Hawkins and Sartain and ATARA disclaims beneficial ownership of the shares of Common Stock owned by Cargill.

(4) Mr. MacLennan is an officer of certain affiliates of Cargill, which, as of the Measurement Date was the record owner of 221,683 shares of Common Stock. Mr. MacLennan disclaims beneficial ownership of such shares. Cargill is party to the Shareholder Voting Agreement with Messrs. Hawkins and Sartain, and ATARA, regarding the Common Stock.

(5) 419,969 of such shares of Common Stock are held of record by Lindsey Capital Corporation. Mr. Smith beneficially owns such shares of Common Stock as a result of his ownership of 100% of the common stock of Lindsey Capital Corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company owns equity interests in various purchased asset portfolios through limited partnerships and limited liability companies ("Acquisition Partnerships") in which a corporate affiliate of the Company is the sole general partner or managing member and the Company and other non-affiliated investors are limited partners or members. Certain directors and executive may also serve as directors and/or executive officers of such general partner or managing member, but receive no additional compensation from or on behalf of such general partner or managing member for serving in such capacity. The Company provides asset servicing to such Acquisition Partnerships pursuant to servicing agreements between the Company and such Acquisition Partnerships.

     Under a Right of First Refusal Agreement and Due Diligence Reimbursement Agreement effective as of January 1, 1998 (the "Right of First Refusal Agreement") among the Company, FirstCity Servicing Corporation, Cargill and its wholly owned subsidiary CFSC Capital Corp. II ("CFSC"), if the Company receives an invitation to bid on or otherwise obtains an opportunity to acquire interests in domestic loans, receivables, real estate or other assets in which the aggregate amount to be bid exceeds $4 million, the Company is required to follow a prescribed notice procedure pursuant to which CFSC has the option to participate in the proposed purchase by requiring that such purchase or acquisition be effected through an Acquisition Partnership formed by the Company and Cargill (or an affiliate). The Right of First Refusal Agreement does not prohibit the Company from holding discussions with entities other than CFSC regarding potential joint purchases of interests in loans, receivables, real estate or other assets, provided that any such purchase is subject to CFSC's right to participate in the Company's share of the investment. The Right of First Refusal Agreement further provides that, subject to certain conditions, CFSC will bear 50% of the due diligence expenses incurred by the Company in connection with proposed asset purchases. The Right of First Refusal Agreement has been extended to January 1, 2002. During 1999, Cargill provided the Company with a $9.6 million credit facility, which matures on May 15, 2000. Borrowings under such facility bore interest at LIBOR plus 5% and were secured by substantially all of the Company's unencumbered assets. As of December 31, 1999, outstanding borrowings under such facility were $9.6 million. David W. MacLennan, a director of the Company, is an officer of certain affiliates of Cargill.

     Pursuant to a noncancellable operating lease, the Company leases the office space for its principal executive offices in Waco, Texas from a trust created for the benefit of the children of James R. Hawkins, the Chairman of the Board and Chief Executive Officer of the Company. Such lease expires in December of 2001 and contains an option in favor of the Company pursuant to which the Company may renew such lease for two additional five-year periods, with escalating lease payments. Rental expenses under such lease for calendar year 1999 were $90,000. As of December 31, 1999, the future minimum lease payments for each of the next two years under such lease are $90,000 per year. The Company believes that the terms of such lease are generally as favorable to the Company as the terms it would receive from an independent third party.

     The Company is a party to agreements with Combined Financial Corporation and its subsidiaries ("CFC") and HATARAS Limited ("HATARAS") to provide asset servicing for a fee based on a percentage of collections. Certain directors and executive officers have beneficial ownership of CFC and HATARAS. The fee paid by CFC to the Company in 1999 was approximately $27,000. The fee paid by HATARAS to the Company in 1999 was approximately $15,000. Messrs. Hawkins and Sartain and ATARA, Ltd. (Rick R. Hagelstein, former executive officer and director of the Company, serves as President of ATARA Corp., the sole general partner of ATARA, Ltd.) are owners of HATARAS.

     The Company had certain borrowings secured by residual interest in the Company's automobile securitizations and certain other automobile loan assets. These borrowings were originally $6,000,000 and bore a rate of interest equal to Wall Street Journal Prime Rate plus 1%. During the year, Messrs. Hawkins, Sartain and Hagelstein purchased participations in the amounts of $1,000,000, $500,000 and $500,000, respectively.

Subsequent to the original participation, Mr. Hawkins purchased an additional participation in the amount of $1,000,000. Repayment of the participations are subordinated to the repayment of the note holders. All other terms and conditions of the participations are the same as the note holder. On December 31, 1999, Messrs. Hawkins and Sartain purchased additional participations in the amounts of $500,000 and $500,000, respectively. Subsequent to year end, the December 31, 1999 participations were repaid with the proceeds of a refinance transaction in the amount of $7,000,000. During 1999, interest in the amounts of $87,739, $26,754 and $26,754 were paid to Messrs. Hawkins, Sartain and Hagelstein, respectively.

     During 1999, the Company borrowed $760,364 from J-Hawk Distributing, an affiliate owned by Mr. Hawkins. This loan is unsecured and bears a rate of interest of 10%. The current balance of the note is $510,364. Interest paid during 1999 on this note was $38,441.

     At December 31, 1999, Terry R. DeWitt, the Co-President of Commercial had indebtedness with the Company in the amount of $112,500. The highest amount of this indebtedness during 1999, was $150,000. Such indebtedness is unsecured and bear rates of interest of 5%. Repayment of such indebtedness is expected from future performance bonuses from the Company. To the extent such repayment from performance bonuses does not meet the amounts due under this indebtedness, the difference between the amount due and the amount repaid from performance bonuses will be forgiven. If employment is terminated during the term of this indebtedness, the remaining amount due will not be forgiven.