Form 10-Q
period 2000-03-31
FIRSTCITY FINANCIAL CORP
filed 2000-05-22
CIK 828678

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The number of shares of common stock, par value $.01 per share, outstanding at May 19, 2000 was 8,347,677.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                        ASSETS

Cash and cash equivalents...................................  $ 12,977      $ 11,263
Portfolio Assets, net.......................................    35,505        39,437
Loans receivable, net.......................................    42,286        30,144
Residual interests in securitizations.......................    58,271        55,661
Equity investments in Acquisition Partnerships and Servicing
  Entities..................................................    32,648        31,104
Deferred tax benefit, net...................................    27,101        27,101
Other assets, net...........................................    19,148        15,786
Net assets of discontinued operations.......................    21,258        20,126
                                                              --------      --------
          Total Assets......................................  $249,194      $230,622
                                                              ========      ========

           LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable.............................................  $184,313      $169,792
  Other liabilities.........................................    11,598         7,278
                                                              --------      --------
          Total Liabilities.................................   195,911       177,070
Commitments and contingencies...............................        --            --
Redeemable preferred stock:
  Adjusting rate preferred stock, including accumulated
     dividends in arrears of $1,926 and $1,284, respectively
     (par value $.01; redemption value of $21 per share;
     2,000,000 shares authorized; 1,222,901 shares issued
     and outstanding).......................................    27,607        26,965
Shareholders' equity:
  Optional preferred stock (par value $.01 per share;
     98,000,000 shares authorized; no shares issued or
     outstanding)...........................................        --            --
  Common stock (par value $.01 per share; 100,000,000 shares authorized; issued and outstanding: 8,347,677 and
     8,333,300 shares, respectively)........................        83            83
  Paid in capital...........................................    79,596        79,562
  Accumulated deficit.......................................   (53,434)      (52,663)
  Accumulated other comprehensive loss......................      (569)         (395)
                                                              --------      --------
          Total Shareholders' Equity........................    25,676        26,587
                                                              --------      --------
          Total Liabilities, Redeemable Preferred Stock and
            Shareholders' Equity............................  $249,194      $230,622
                                                              ========      ========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues:
  Gain on sales of automobile loans.........................  $ 2,836    $    --
  Servicing fees............................................    3,296      2,113
  Gain on resolution of Portfolio Assets....................    1,081      1,302
  Equity in earnings of Acquisition Partnerships and
     Servicing Entities.....................................    2,613      2,644
  Interest income...........................................    5,005      4,349
  Other income..............................................      845        569
                                                              -------    -------
          Total revenues....................................   15,676     10,977
Expenses:
  Interest and fees on notes payable........................    5,509      4,357
  Salaries and benefits.....................................    4,670      3,897
  Provision for loan losses and impairment of residual
     interests..............................................    1,105         23
  Occupancy, data processing, communication and other.......    4,262      4,009
                                                              -------    -------
          Total expenses....................................   15,546     12,286
  Earnings (loss) from continuing operations before income
     taxes, minority interest and accounting change.........      130     (1,309)
Provision for income taxes..................................      (19)       (22)
                                                              -------    -------
  Earnings (loss) from continuing operations before minority
     interest and accounting change.........................      111     (1,331)
Minority interest...........................................     (240)        69
Cumulative effect of accounting change......................       --       (765)
                                                              -------    -------
  Loss from continuing operations...........................     (129)    (2,027)
Earnings from discontinued operations, net of income
  taxes.....................................................       --        525
                                                              -------    -------
  Net loss..................................................     (129)    (1,502)
Preferred dividends(1)......................................     (642)      (642)
                                                              -------    -------
          Net loss to common shareholders...................  $  (771)   $(2,144)
                                                              =======    =======
Basic and diluted earnings (loss) per common share are as
  follows:
  Loss from continuing operations before accounting change
     per common share.......................................  $ (0.09)   $ (0.23)
Discontinued operations per common share....................       --    $  0.06
Cumulative effect of accounting change......................       --    $ (0.09)
Net loss per common share...................................  $ (0.09)   $ (0.26)
Weighted average common shares outstanding..................    8,333      8,288

---------------

(1) Includes accumulated dividends in arrears in 2000.

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                          ACCUMULATED
                                                            RETAINED         OTHER
                           NUMBER OF                        EARNINGS     COMPREHENSIVE       TOTAL
                            COMMON     COMMON   PAID IN   (ACCUMULATED      INCOME       SHAREHOLDERS'
                            SHARES     STOCK    CAPITAL     DEFICIT)        (LOSS)          EQUITY
                           ---------   ------   -------   ------------   -------------   -------------
BALANCES, DECEMBER 31,
  1998...................  8,287,959   $  83    $78,456    $  58,061         $ 355         $ 136,955
Purchase of shares
  through employee stock
  purchase plan..........     45,341      --        231           --            --               231
Issuance of common stock
  warrant................         --      --        875           --            --               875
Comprehensive loss:
  Net loss for 1999......         --      --         --     (108,156)           --          (108,156)
  Foreign currency
     items...............         --      --         --           --          (750)             (750)
                                                                                           ---------
Total comprehensive
  loss...................                                                                   (108,906)
                                                                                           ---------
Preferred dividends......         --      --         --       (2,568)           --            (2,568)
                           ---------   ------   -------    ---------         -----         ---------
BALANCES, DECEMBER 31,
  1999...................  8,333,300      83     79,562      (52,663)         (395)           26,587
Purchase of shares
  through employee stock
  purchase plan..........     14,377      --         34           --            --                34
Comprehensive loss:
  Net loss for the first
     quarter of 2000.....         --      --         --         (129)           --              (129)
  Foreign currency
     items...............         --      --         --           --          (174)             (174)
                                                                                           ---------
Total comprehensive
  loss...................                                                                       (303)
                                                                                           ---------
Preferred dividends......         --      --         --         (642)           --              (642)
                           ---------   ------   -------    ---------         -----         ---------
BALANCES, MARCH 31,
  2000...................  8,347,677   $  83    $79,596    $ (53,434)        $(569)        $  25,676
                           =========   ======   =======    =========         =====         =========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $   (129)  $ (1,502)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Earnings from discontinued operations..................        --       (525)
     Proceeds from resolution of Portfolio Assets...........     4,286      5,035
     Gain on resolution of Portfolio Assets.................    (1,081)    (1,302)
     Purchase of Portfolio Assets and loans receivable,
      net...................................................      (334)      (172)
     Origination of automobile receivables, net of purchase
      discount..............................................   (51,660)   (46,123)
     Provision for loan losses and impairment of residual
      interests.............................................     1,105         23
     Equity in earnings of Acquisition Partnerships and
      Servicing Entities....................................    (2,613)    (2,644)
     Proceeds from performing Portfolio Assets and loans
      receivable, net.......................................    40,379     12,289
     Decrease in net deferred tax asset.....................        --         49
     Depreciation and amortization..........................       693      1,133
     (Increase) decrease in other assets....................    (7,674)     4,030
     Increase in other liabilities..........................     4,135         85
                                                              --------   --------
          Net cash used in operating activities.............   (12,893)   (29,624)
Cash flows from investing activities:
  Property and equipment, net...............................       481     (1,211)
  Contributions to Acquisition Partnerships and Servicing
     Entities...............................................    (1,659)      (831)
  Distributions from Acquisition Partnerships and Servicing
     Entities...............................................     2,418      3,732
                                                              --------   --------
          Net cash provided by investing activities.........     1,240      1,690
                                                              --------   --------
Cash flows from financing activities:
  Borrowings under notes payable............................    55,894     67,289
  Payments of notes payable.................................   (41,428)   (33,543)
  Proceeds from issuance of common stock....................        34        112
  Preferred dividends paid..................................        --       (642)
                                                              --------   --------
          Net cash provided by financing activities.........    14,500     33,216
                                                              --------   --------
          Net cash provided by continuing operations........     2,847      5,282
          Net cash provided by (used by) discontinued
           operations.......................................    (1,133)       357
                                                              --------   --------
Net increase in cash and cash equivalents...................     1,714      5,639
Cash and cash equivalents, beginning of period..............    11,263      5,955
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 12,977   $ 11,594
                                                              ========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest...............................................  $  4,638   $  2,740
     Income taxes...........................................  $     18   $     21
  Non-cash investing activities:
     Residual interests received as a result of sales of
      loans through securitizations.........................  $  5,713   $     --
  Non-cash financing activities:
     Dividends accumulated and not paid on preferred
      stock.................................................  $    642   $    642

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) BASIS OF PRESENTATION

     The unaudited consolidated financial statements of FirstCity Financial Corporation ("FirstCity" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity's financial position at March 31, 2000, the results of operations and the cash flows for the three-month periods ended March 31, 2000 and 1999.

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

     An accounting change due to the adoption of SOP 98-5, which requires previously capitalized start-up costs including organization costs to be written off and future costs related to start-up entities be charged to expense as incurred, resulted in a write-off of $.8 million in previously capitalized organization costs during the first quarter of 1999 and has been reflected as a cumulative effect of a change in accounting principle.

(2) DISCONTINUED OPERATIONS

     Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage Corp.) and its subsidiaries (collectively referred to as "Mortgage Corp."), and FC Capital Corp. ("Capital Corp."). These entities comprise the operations that were previously reported as the Company's residential and commercial mortgage banking business. As formal termination plans were adopted and operations at each entity are expected to cease in the near future (within 12 months), the results of operations for the first quarter 1999 have been reflected as discontinued operations in the accompanying consolidated statement of operations for the three months ended March 31, 1999. Additionally, a net asset related to the resolution of activity from the discontinued operations has been reflected in the accompanying consolidated balance sheets. The following is a summary of activity related to each of the entity's operations:

     Mortgage Corp. -- During the third quarter of 1999, Mortgage Corp. incurred significant losses from operations and the liquidation of certain assets. Ultimately, on October 14, 1999, Mortgage Corp. filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. On December 14, 1999 the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. In the filings, the stated assets of Mortgage Corp. were approximately $95 million and the stated liabilities were approximately $98 million. Additionally, it is anticipated that the liquidation of any remaining assets will yield proceeds which are less than the stated amount of the assets as listed in the filings. The Company does not guarantee any of the debt of Mortgage Corp. nor is there any recourse to the Company on any of Mortgage Corp.'s liabilities. Furthermore, management of the Company was not involved in the daily operations of Mortgage Corp. during a significant portion of the third quarter of 1999 and no longer has access to financial records of Mortgage Corp.

     Based on the above, Mortgage Corp. was deemed insolvent and the Company wrote off its entire investment in and advances to (collectively referred to as the Net Investment) Mortgage Corp.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     Capital Corp. -- Management of the Company made the decision to completely exit all mortgage banking activities due to the significant negative impact realized from Mortgage Corp. The Company ceased acquiring mortgage loans under Capital Corp.'s platform during the fourth quarter of 1999. At March 31, 2000, Capital Corp. had loans totaling $126 million remaining in its inventory. A sale of substantially all of the remaining inventory closed subsequent to quarter end, and the remainder of the wind-down of operations is expected to be completed by the end of the second quarter of 2000.

     It is projected that the only assets remaining from Capital Corp.'s operations will be the investment securities resulting from the retention of residual interests in securitization transactions completed by Capital Corp. The Company has considered the estimated future income from such investment securities in the computation of the loss from discontinued operations.

     The net assets from discontinued operations consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Investment securities, net of valuation allowance...........   $26,135      $28,602
Accrual for loss on operations and disposal of discontinued
  operations................................................    (4,877)      (8,476)
                                                               -------      -------
          Net assets of discontinued operations.............   $21,258      $20,126
                                                               =======      =======

     A summary of discontinued operations for the three months ended March 31, 1999 is as follows:

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 1999
                                                              ------------------
Revenues:
  Net mortgage warehouse income.............................       $ 5,957
  Gain on sale of mortgage loans............................        26,641
  Loss on sale of mortgage servicing rights.................        (2,395)
  Servicing fees............................................         6,143
  Other.....................................................         2,683
                                                                   -------
          Total.............................................        39,029
                                                                   -------
Expenses:
  Salaries and benefits.....................................        21,896
  Amortization of mortgage servicing rights.................         4,723
  Credit for valuation of mortgage servicing rights.........        (2,344)
  Provision for loan losses and residual interests..........            50
  Interest on notes payable.................................         2,202
  Occupancy, data processing, communication and other.......        11,977
                                                                   -------
          Total.............................................        38,504
                                                                   -------
Operating contribution, before and net of direct taxes......       $   525
                                                                   =======

     During the third quarter of 1999, the Company wrote-off its investment of $50,558 in Mortgage Corp. and wrote down its net investment in Capital Corp. by $12,674.

(3) LIQUIDITY AND CAPITAL RESOURCES

     Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to the Acquisition Partnerships, investments in expanding businesses to support their growth, retirement of and dividends on preferred stock, and other investments by the Company. The potential sources of liquidity are funds generated from operations, equity

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt and dividends from the Company's subsidiaries, short-term borrowings from revolving lines of credit, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

     In December 1999, the Company renewed and restructured its senior lending facility (the "Senior Facility"). The Senior Facility was renewed at a maximum available amount of $88 million and provides for a facility fee of $1.65 million if the loan is paid in full before September 30, 2000, or $2.5 million if paid thereafter. Defaults at Mortgage Corp. do not constitute defaults under the Senior Facility. Additionally, the Company issued $25 million in senior subordinated notes maturing December 2003

     At March 31, 2000, the Company was not in compliance with certain financial and other covenants in the Senior Facility. The Company is working with its lenders to obtain formal approval or waivers relating to these matters and funding under the Senior Facility continues uninterrupted. The Senior Facility also requires the consent of the lenders prior to payment of any common and preferred dividends. The Company continually evaluates its liquidity position giving priority to assuring adequate funding levels for its two operating entities. Secondarily, management will determine when and if it is appropriate to pay the dividends on the Company's outstanding preferred stock. Currently, there are approximately 1.2 million preferred shares outstanding with accrued dividends of approximately $1.9 million.

     The Company also issued an option to the holder of the senior subordinated notes allowing it to acquire an additional warrant for 1,975,000 shares of the non-voting common stock in the Company (currently no such stock is authorized), which can be exercised after one year if the notes or any portion thereof remains outstanding, but not prior thereto. The strike price on these warrants is $2.3125. In the event that the notes are paid prior to the expiration of such one-year period through a transaction involving the issuance of warrants, the note holder is entitled to retain sufficient warrants to allow the note holder to acquire approximately 4.86% of the Company's common stock. The Company is in the process of taking the necessary actions to authorize the issuance of the non-voting common stock covered by the option.

     During the first quarter of 2000, the Company completed an automobile finance receivable securitization containing loans of approximately $41 million. The ability of the Company to continue securitizations is dependant on numerous factors including, but not limited to, conditions in the securities market in general and conditions in the asset-backed securitization market. The Company does not anticipate a down-turn in market conditions that would have a significant adverse impact on the Company's ability to securitize its loans. Additionally, in the first quarter of 2000, the credit enhancement provider for the automobile warehouse facility has reestablished funding to a maximum available funding amount of $70 million. The Company continues to work with the credit enhancement provider on its automobile securitizations to maintain extensions of the waivers and consents of trigger events occurring from the Company's failure to meet certain financial covenants.

     The Company has received an extension on its automobile finance warehouse line through June 28, 2000, and is currently in discussions with various warehouse lenders regarding the potential to structure alternative or additional funding. Alternatives currently being explored include a whole loan sale arrangement, and an uninsured warehouse line.

     During January 2000, the Company increased its existing residual financing from $4 million at December 31, 1999 to $7 million. Residual interests securing this borrowing had a carrying value of $36.4 million at March 31, 2000. Subsequent to quarter end, additional borrowings after payment reductions brought the outstanding balance to $5.5 million. Although there is no guarantee, the Company anticipates additional borrowings against such residuals will be available in the future.

     Subsequent to quarter end, the Company obtained a secured, $17 million equity acquisition facility for the investment in future Acquisition Partnerships. This, along with equity distributions (totaling approxi-

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES mately $2.4 million for the first quarter of 2000) from existing Acquisition Partnerships, is expected to be adequate to meet the funding needs of Commercial Corp.

     Although the above transactions enhanced the Company's immediate liquidity concerns, management has identified the following actions that it believes are essential to allow the Company to meet all of its financing needs and cover its obligations during the remainder of 2000:

     - continue to obtain warehouse financing for consumer lending operations and identify alternative sources for such funding;

     - identify alternative or additional sources of financing on residual interests obtained from securitization transactions;

     - continue to securitize automobile finance receivables, either with or without credit enhancement;

     - obtain additional financing required by Commercial Corp. for investment in additional Portfolio Assets;

     - realize positive cash flows from existing equity investments in Portfolio Assets; and

     - sell asset and loan portfolios or portions of operating businesses.

     Based on the above, management of the Company expects that it will be able to meet its obligations as they come due during 2000.

(4) PORTFOLIO ASSETS

     Portfolio Assets are summarized as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Non-performing Portfolio Assets.............................  $ 67,871      $ 72,396
Performing Portfolio Assets.................................    17,065        17,878
Real estate Portfolios......................................     6,593         7,663
                                                              --------      --------
          Total Portfolio Assets............................    91,529        97,937
Adjusted purchase discount required to reflect Portfolio
  Assets at carrying value..................................   (56,024)      (58,500)
                                                              --------      --------
          Portfolio Assets, net.............................  $ 35,505      $ 39,437
                                                              ========      ========

     Portfolio Assets are pledged to secure non-recourse notes payable.

(5) LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Automobile and consumer finance receivables.................  $ 52,459      $37,718
Other loans held for investment.............................       870          883
Allowance for loan losses...................................   (11,043)      (8,457)
                                                              --------      -------
          Loans receivable, net.............................  $ 42,286      $30,144
                                                              ========      =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The activity in the allowance for loan losses is summarized as follows for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Balances, beginning of period...............................  $ 8,457    $ 5,894
Provision for loan losses...................................      630         23
Discounts acquired..........................................    9,499      7,621
Allocation of reserves to sold loans........................   (5,605)        --
Charge off activity:
  Principal balances charged off............................   (2,899)    (1,081)
  Recoveries................................................      961        694
                                                              -------    -------
          Net charge offs...................................   (1,938)      (387)
                                                              -------    -------
Balances, end of period.....................................  $11,043    $13,151
                                                              =======    =======

(6) RESIDUAL INTERESTS IN SECURITIZATIONS

     The Company has residual interests in securitizations consisting of rated securities, retained interests, servicing interests and related interest only strips (collectively referred to as residual interests) which are attributable to loans sold through securitization transactions by the Company. Residual interests are comprised of the following as of the dates indicated:

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Rated securities............................................   $ 1,221      $ 1,313
Residual interests..........................................    64,913       62,167
Accrued interest............................................       996          565
Valuation allowance.........................................    (8,859)      (8,384)
                                                               -------      -------
                                                               $58,271      $55,661
                                                               =======      =======

     The activity related to residual interests for 2000 and 1999 is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              ---------   -------
Balance, beginning of period................................   $55,661    $41,849
Cost allocated from securitizations.........................     5,713         --
Interest accreted...........................................     1,762      1,268
Cash received from trusts...................................    (4,390)    (2,566)
Provision for permanent impairment of value.................      (475)        --
                                                               -------    -------
Balance, end of period......................................   $58,271    $40,551
                                                               =======    =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

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

                       CONDENSED COMBINED BALANCE SHEETS

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Assets......................................................  $309,394      $324,954
                                                              ========      ========
Liabilities.................................................   202,618       210,967
Net equity..................................................   106,776       113,987
                                                              --------      --------
                                                              $309,394      $324,954
                                                              ========      ========
Equity investment in Acquisition Partnerships...............  $ 31,278      $ 29,639
Equity investment in Servicing Entities.....................     1,370         1,465
                                                              --------      --------
                                                              $ 32,648      $ 31,104
                                                              ========      ========

                     CONDENSED COMBINED SUMMARY OF EARNINGS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Proceeds from resolution of Portfolio Assets................  $29,282    $29,645
Gain on resolution of Portfolio Assets......................   13,738     10,731
Interest income on performing Portfolio Assets..............    5,222      3,336
Net earnings................................................  $10,051    $ 6,383
                                                              =======    =======
Equity in earnings of Acquisition Partnerships..............  $ 2,592    $ 2,644
Equity in earnings of Servicing Entities....................       21         --
                                                              -------    -------
                                                              $ 2,613    $ 2,644
                                                              =======    =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(8) SEGMENT REPORTING

     The Company is engaged in two reportable segments i) portfolio asset acquisition and resolution; and ii) consumer lending. These segments have been segregated based on products and services offered by each. The following is a summary of results of operations for each of the segments and a reconciliation to net loss from continuing operations for the quarters ended March 31, 2000 and 1999.

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Gain on resolution of Portfolio Assets.................  $1,081    $ 1,302
     Equity in earnings of Acquisition Partnerships and
      Servicing Entities....................................   2,613      2,644
     Servicing fees.........................................   1,623        978
     Other..................................................   1,027      1,464
                                                              ------    -------
          Total.............................................   6,344      6,388
  Expenses:
     Salaries and benefits..................................   1,414      1,421
     Interest and fees on notes payable.....................     620      1,116
     Asset level expenses, occupancy, data processing and
      other.................................................   1,454      1,482
                                                              ------    -------
          Total.............................................   3,488      4,019
                                                              ------    -------
  Operating contribution before direct taxes................  $2,856    $ 2,369
                                                              ======    =======
  Operating contribution, net of direct taxes...............  $2,840    $ 2,350
                                                              ======    =======
CONSUMER LENDING:
  Revenues:
     Gain on sale of automobile loans.......................  $2,836    $    --
     Interest income........................................   4,583      3,405
     Servicing fees.........................................   1,673      1,135
     Other..................................................      50         29
                                                              ------    -------
          Total.............................................   9,142      4,569
  Expenses:
     Salaries and benefits..................................   2,426      1,533
     Provision for loan losses and impairment of residual
      interests.............................................   1,105         23
     Interest and fees on notes payable.....................   1,108        752
     Occupancy, data processing and other...................   2,304      2,011
                                                              ------    -------
          Total.............................................   6,943      4,319
                                                              ------    -------
  Operating contribution before direct taxes................  $2,199    $   250
                                                              ======    =======
  Operating contribution, net of direct taxes...............  $2,191    $   250
                                                              ======    =======
          Total operating contribution, net of direct
            taxes...........................................  $5,031    $ 2,600
                                                              ======    =======
CORPORATE OVERHEAD:
  Corporate interest and fees expense.......................  $3,781    $ 2,489
  Salaries and benefits, occupancy, professional and other
     income and expenses, net...............................   1,379      2,138
                                                              ------    -------
          Net loss from continuing operations...............  $ (129)   $(2,027)
                                                              ======    =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     Total assets for each of the segments and a reconciliation to total assets is as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Portfolio acquisition and resolution assets.................  $ 69,079      $ 71,479
Consumer assets.............................................   100,165        85,261
Deferred tax benefit, net...................................    27,101        27,101
Other assets, net...........................................    31,591        26,655
Net assets of discontinued operations.......................    21,258        20,126
                                                              --------      --------
          Total assets......................................  $249,194      $230,622
                                                              ========      ========

(9) PREFERRED STOCK AND SHAREHOLDERS' EQUITY

     In the third quarter of 1999, dividends on the Company's adjusting rate preferred stock were suspended. At March 31, 2000, accumulated dividends in arrears on such preferred stock totaled $1.9 million, or $1.575 per share. If the Company fails to pay quarterly dividends for any six consecutive or non-consecutive quarters, the holders of adjusting rate preferred stock are entitled to elect two directors to the Company's Board until cumulative dividends have been paid in full.

     The Company also issued an option to the holder of the senior subordinated notes allowing it to acquire an additional warrant for 1,975,000 shares of non-voting common stock in the Company (currently no such stock is authorized), which can be exercised after one year if the notes or any portion thereof remains outstanding, but not prior thereto. The strike price on these warrants is $2.3125. In the event that the notes are paid prior to the expiration of such one-year period through a transaction involving the issuance of warrants, the note holder is entitled to retain sufficient warrants to allow the note holder to acquire approximately 4.86% of the Company's common stock. The Company is in the process of taking the necessary actions to authorize the issuance of the non-voting common stock covered by the option.

(10) INCOME TAXES

     Federal income taxes are provided at a 35% rate. Net operating loss carry forwards ("NOLs") are available to FirstCity and are recognized as an offset to the provision in the period during which the benefit is realized. During the first three months of 2000 and 1999, FirstCity recognized no deferred tax benefit from NOLs. Realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carry forwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carry forward period change.

(11) COMMITMENTS AND CONTINGENCIES

     The Company and Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage Corporation) filed suit in the Federal District Court for the Western District of Texas, Waco Division, against Chase Bank of Texas, N.A. and Chase Securities, Inc. in September 1999 seeking damages resulting from alleged violations by the defendants of the Bank Holding Company Act and from civil conspiracy engaged in by the defendants, and injunctive relief, arising from an engagement letter entered into between the Company and Chase Securities, Inc. relating to the sale of assets or securities of Harbor Financial Group, Inc., Harbor Financial Mortgage Corporation and their subsidiaries (collectively "Harbor"). The Company alleges that Chase Bank of Texas, N.A. conditioned its extension of credit to Harbor on the retention of Chase Securities, Inc. by the Company and Harbor in violation of the Bank Holding Company Act. The Company has, in its First Amended Original Complaint filed in November 1999, sought a judicial declaration that the

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES plaintiffs are not obligated to pay any commission to Chase Securities, Inc. under the engagement letter. The actual damages sought by the Company are in excess of $200 million. The Company also seeks recovery of three times its damages pursuant to the Bank Holding Company Act and recovery of its costs of court, including reasonable attorneys fees.

     On October 4, 1999, Chase Securities, Inc. filed suit against the Company before the Supreme Court for the State of New York, County of New York:
Commercial Part seeking recovery of $2.4 million as the balance of a transaction fee allegedly due it under the terms of the engagement letter, expenses in an amount in excess of $3,909, and other just and proper relief. The Company denies that it has any liability to Chase Securities, Inc. and intends to vigorously defend the suit. The Company has asserted as a defense to this action the violations of the Bank Holding Company Act asserted in the litigation pending before the Federal District Court for the Western District of Texas.

     On October 14, 1999, Mortgage Corp. filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. In a motion filed in those proceedings requesting the appointment of a Chapter 11 Trustee, the debtors stated that they were reviewing pre-petition transfers to the Company to determine if those transfers are avoidable. On December 14, 1999, the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. The Company believes that it has valid defenses to any allegations that might be made to avoid any pre-petition transfers in connection with the Mortgage Corp. bankruptcy proceedings.

     The Company is involved in various other legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

     The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At March 31, 2000, advances of $2 million had been made under the obligation.

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

     FirstCity Financial Corporation reported a loss of $129,000 for the quarter ended March 31, 2000. After accrued dividends on the Company's preferred stock, the loss to common shareholders was $771,000 or $.09 per share on a diluted basis.

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

                       ANALYSIS OF REVENUES AND EXPENSES

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Gain on resolution of Portfolio Assets.................   $ 1,081     $ 1,302
     Servicing fees.........................................     1,623         978
     Equity in earnings of Acquisition Partnerships and
      Servicing Entities....................................     2,613       2,644
     Other..................................................     1,027       1,464
                                                               -------     -------
          Total.............................................     6,344       6,388
  Expenses:
     Interest and fees on notes payable.....................       620       1,116
     Salaries and benefits..................................     1,414       1,421
     Asset level expenses, occupancy, data processing and
      other.................................................     1,454       1,482
                                                               -------     -------
          Total.............................................     3,488       4,019
                                                               -------     -------
  Operating contribution before direct taxes................   $ 2,856     $ 2,369
                                                               =======     =======
  Operating contribution, net of direct taxes...............   $ 2,840     $ 2,350
                                                               =======     =======

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
CONSUMER LENDING:
  Revenues:
     Gain on sale of automobile loans.......................   $ 2,836     $    --
     Servicing fees.........................................     1,673       1,135
     Interest income........................................     4,583       3,405
     Other..................................................        50          29
                                                               -------     -------
          Total.............................................     9,142       4,569
  Expenses:
     Interest and fees on notes payable.....................     1,108         752
     Salaries and benefits..................................     2,426       1,533
     Provision for loan losses and impairment of residual
      interests.............................................     1,105          23
     Occupancy, data processing and other...................     2,304       2,011
                                                               -------     -------
          Total.............................................     6,943       4,319
                                                               -------     -------
  Operating contribution before direct taxes................   $ 2,199     $   250
                                                               =======     =======
  Operating contribution, net of direct taxes...............   $ 2,191     $   250
                                                               =======     =======
  Total operating contribution, net of direct taxes.........   $ 5,031     $ 2,600
                                                               =======     =======
CORPORATE OVERHEAD:
  Interest and fees on notes payable........................   $ 3,781     $ 2,489
  Salaries and benefits, occupancy, professional and other
     income and expenses, net...............................     1,379       2,138
                                                               -------     -------
  Loss from continuing operations...........................      (129)     (2,027)
  Earnings from discontinued operations.....................        --         525
                                                               -------     -------
  Net loss..................................................      (129)     (1,502)
  Preferred dividends.......................................      (642)       (642)
                                                               -------     -------
          Net loss to common shareholders...................   $  (771)    $(2,144)
                                                               =======     =======
SHARE DATA:
  Basic and diluted earnings (loss) per common share are as
     follows:
     Loss from continuing operations before accounting
      change per common share...............................   $ (0.09)    $ (0.23)
     Discontinued operations per common share...............        --        0.06
     Cumulative effect of accounting change.................        --       (0.09)
     Net loss per common share..............................   $ (0.09)    $ (0.26)
     Weighted average common shares outstanding.............     8,333       8,288
ORIGINATION AND OTHER FINANCIAL DATA:
  Commercial Corp.:
     Aggregate purchase price of assets acquired............   $13,629     $ 9,817
     Proceeds from resolution...............................    33,568      34,680
  Consumer Corp.:
     Aggregate acquisition of automobile and other consumer
      receivables...........................................    61,160      53,736

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     The Portfolio Acquisition unit acquired three domestic portfolios during the quarter totaling $13.6 million. During the quarter, collections were $33.6 million, principally coming from Acquisition partnerships. Subsequent to quarter end the Company participated in the purchase of a portfolio in Mexico consisting of approximately 20,000 commercial and industrial loans. The acquired portfolio, the largest transaction by the

Company in its history, will be managed by the previously established servicing platform headquartered in Guadalajara, Mexico. The outlook for investment and servicing opportunities worldwide continues to be very positive, as the Company continues to expand its platform into foreign markets. Correspondingly, the European investments continue to perform well with prospects for future expansion and investment remaining strong.

     The following table presents selected information regarding the revenues and expenses of the Company's Portfolio Asset acquisition and resolution business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                   PORTFOLIO ASSET ACQUISITION AND RESOLUTION

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
  Average investment:
     Nonperforming Portfolios...............................    $21,043      $32,870
     Performing Portfolios..................................      9,497       21,357
     Real estate Portfolios.................................      7,198       12,175
  Gain on resolution of Portfolio Assets:
     Nonperforming Portfolios...............................    $   722      $   894
     Real estate Portfolios.................................        359          408
                                                                -------      -------
          Total.............................................    $ 1,081      $ 1,302
  Interest income on performing Portfolios..................    $   394      $   890
  Gross profit percentage on resolution of Portfolio Assets:
     Nonperforming Portfolios...............................      25.24%       25.73%
     Real estate Portfolios.................................      25.20%       31.48%
     Weighted average gross profit percentage...............      25.22%       25.86%
  Interest yield on performing Portfolios (annualized)......      16.58%       16.67%
SERVICING FEE REVENUES......................................    $ 1,623      $   978
PERSONNEL:
  Personnel expenses........................................    $ 1,414      $ 1,421
  Number of personnel (at period end):
     Production.............................................         13           10
     Servicing..............................................         58           62
INTEREST EXPENSE:
  Average debt..............................................    $29,813      $59,970
  Interest expense..........................................        620        1,116
  Average cost (annualized).................................       8.32%        7.44%

     The following chart presents selected information regarding the revenues and expenses of the Acquisition Partnerships.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                            ACQUISITION PARTNERSHIPS

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
REVENUES:
  Gain on resolution of Portfolio Assets....................    $13,738      $10,731
  Gross profit percentage on resolution of Portfolio
     Assets.................................................      46.92%       36.20%
  Interest income...........................................    $ 5,222      $ 3,336
  Other income..............................................        428          161
INTEREST EXPENSE:
  Interest expense..........................................    $ 3,965      $ 3,161
  Average cost (annualized).................................       8.74%        8.15%
OTHER EXPENSES:
  Servicing fees............................................    $ 1,857      $ 1,438
  Legal.....................................................        889          557
  Property protection.......................................      1,335        1,385
  Other.....................................................      1,291        1,304
                                                                -------      -------
          Total other expenses..............................      5,372        4,684
                                                                -------      -------
          Net earnings......................................    $10,051      $ 6,383
                                                                =======      =======
Equity in earnings of Acquisition Partnerships..............    $ 2,592      $ 2,644
Equity in earnings of Servicing Entities....................         21           --
                                                                -------      -------
                                                                $ 2,613      $ 2,644
                                                                =======      =======

CONSUMER LENDING

     During the quarter FirstCity Funding, the Company's automobile finance business unit, completed a securitization of $41 million of face value of automobile receivables resulting in a gain of $2.8 million. The transaction was structured with $35.7 million in senior bonds, with the balance held by the Company in a residual interest. Production increased to $61 million in purchased auto receivables during the quarter because of improved liquidity and funding. The loans purchased during the quarter were purchased at an average discount to face value of 15.58% and carry a weighted average coupon of 19.9%. Delinquencies at quarter-end were 3.00% of the total serviced portfolio. At the end of the period the Company's consolidated balance sheet reflected $58.3 million of auto finance residuals. Additionally, during the quarter, the warehouse provider in conjunction with the credit enhancement provider increased warehouse capacity from $50 million to $70 million.

     The following chart presents selected information regarding the revenues and expenses of Consumer Corp.'s consumer lending business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                CONSUMER LENDING

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
INTEREST INCOME:
  Average loans and investments:
     Auto...................................................    $47,767      $32,639
     Investments............................................     54,433       39,930
  Interest income:
     Auto...................................................      2,688        1,998
     Investments............................................      1,762        1,269
  Average yield (annualized):
     Auto...................................................      22.51%       24.48%
     Investments............................................      12.95%       12.71%
SERVICING FEE REVENUES......................................    $ 1,673      $ 1,135
PERSONNEL:
  Personnel expenses........................................    $ 2,426      $ 1,533
  Number of personnel (at period end):
     Production.............................................        134          133
     Servicing..............................................        222          123
INTEREST EXPENSE:
  Average debt..............................................    $40,126      $33,101
  Interest expense..........................................      1,108          752
  Average cost (annualized).................................      11.05%        9.09%

PROVISION FOR INCOME TAXES

     The Company has substantial federal net operating loss carryforwards ("NOLs"), which can be used to offset the tax liability associated with the Company's pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic financial statements. Such events could occur in the future, and would impact the quarterly recognition of the Company's estimate of the required valuation allowance associated with its NOLs.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

     The Company reported a net loss from continuing operations of $0.1 million in 2000 compared to a net loss of $2.0 million in 1999. Earnings from discontinued operations totaled $0.5 million in 1999. Net loss to common shareholders was $0.8 million in 2000 compared to $2.1 million in 1999. On a per share basis, basic and diluted net loss attributable to common shareholders was $.09 in 2000 compared to $.26 in 1999. An accounting change related to SOP 98-5 resulted in a loss of $.8 million in the first quarter of 1999 or $0.09 per share.

  Portfolio Asset Acquisition and Resolution

     Commercial Corp. purchased $13.6 million of Portfolio Assets during 2000 through the Acquisition Partnerships compared to $9.8 million in acquisitions in 1999. Commercial Corp.'s quarter end investment in Portfolio Assets decreased to $35.5 million in 2000 from $39.4 million in 1999. Commercial Corp. invested $1.8 million in equity in Portfolio Assets in 2000 compared to $2.5 million in 1999.

     Gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets decreased by 15% to $4.3 million in 2000 from $5.0 million in 1999. The net gain on resolution of Portfolio Assets decreased by 17% to $1.1 million in 2000 from $1.3 million in 1999 as the result of lower collections. The gross profit percentage on the resolution of Portfolio Assets in 2000 was 25.2% as compared to 25.9% in 1999.

     Equity in earnings of Acquisition Partnerships and Servicing Entities. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships decreased by 1% to $29.3 million in 2000 from $29.6 million in 1999 while the gross profit percentage increased to 46.9% in 2000 from 36.2% in 1999. The net result was an overall increase in the net income of the Acquisition Partnerships of 57% to $10.1 million in 2000 from $6.4 million in 1999. However, Commercial Corp.'s equity earnings from Acquisition Partnerships were relatively level from period to period due to smaller equity investments in recent partnership acquisitions.

     Servicing fee revenues. Servicing fees increased by 66% to $1.6 million in 2000 from $1.0 million in 1999 primarily as a result of significant collections from acquisition partnerships formed during 1999 .

     Other revenues. Other revenues decreased by 30% to $1.0 million in 2000 compared to $1.5 million in 1999 principally as a result of lower interest income on performing portfolios.

     Operating expenses. Operating expenses declined by 13% to $3.5 million in 2000 from $4.0 million in 1999 primarily as a result of reduced interest expense.

     Salaries and benefits were relatively level from period to period.

     Interest on notes payable declined $.5 million or 44% due to lower debt levels.

     Asset level expenses, occupancy, data processing and other expenses were relatively level from period to period.

  Consumer Lending

     Gain on sale of automobile loans. A gain of $2.8 million resulted from the securitization of automobile loans totaling $41 million.

     Interest income. Interest income on consumer loans increased by 35% to $4.6 million in 2000 from $3.4 million in 1999, reflecting increased levels of loan origination activity and an increase in the average balance of aggregate loans and investments held by Consumer Corp. during 2000.

     Service fees. Service fee income increased $.5 million or 47% as a result of average non-portfolio servicing increasing from $147 million to $224 million.

     Operating expenses. Operating expenses increased by 61% to $6.9 million in 2000 from $4.3 million in 1999 primarily as a result of a significant increase in the provision for loan losses and impairment of residual interests and increased operating activity.

     Provision for loan losses on automobile receivables and impairment of residual interests increased by $1.1 million from 1999.

     Salaries and benefits increased by $.9 million or 58% and other expenses increased $.3 million or 15% as a result of the increased levels of operating activity.

     Interest expense increased by 47% to $1.1 million in 2000 from $0.8 million in 1999 as a result of higher levels of debt.

  Other Items Affecting Net Earnings

     The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

     Corporate overhead. Company level interest expense increased by 52% to $3.8 million in 2000 from $2.5 million in 1999 as a result of higher volumes of debt associated with the equity required to purchase Portfolio Assets, equity interests in Acquisition Partnerships and capital support to operating subsidiaries. Salary and benefits decreased 12% to $.8 million in 2000.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax benefit from NOLs in 2000 and 1999.

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

     In December 1999, the Company renewed and restructured its senior lending facility (the "Senior Facility"). The Senior Facility was renewed at a maximum available amount of $88 million and provides for a facility fee of $1.65 million if the loan is paid in full before September 30, 2000, or $2.5 million if paid thereafter. Defaults at Mortgage Corp. do not constitute defaults under the Senior Facility. Additionally, the Company issued $25 million in senior subordinated notes maturing December 2003.

     At March 31, 2000, the Company was not in compliance with certain financial and other covenants in its Senior Facility. The Company is working with its lenders to obtain formal approval or waivers relating to these matters and funding under the Senior Facility continues uninterrupted. The Senior Facility also requires the consent of the lenders prior to payment of any common and preferred dividends. The Company continually evaluates its liquidity position giving priority to assuring adequate funding levels for its two operating entities. Secondarily, management will determine when and if it is appropriate to pay the dividends on the Company's outstanding preferred stock. Currently, there are approximately 1.2 million preferred shares outstanding with accrued dividends of approximately $1.9 million.

     The Company also issued an option to the holder of the senior subordinated notes allowing it to acquire an additional warrant for 1,975,000 shares of the non-voting common stock in the Company (currently no such stock is authorized), which can be exercised after one year if the notes or any portion thereof remains outstanding, but not prior thereto. The strike price on these warrants is $2.3125. In the event that the notes are paid prior to the expiration of such one-year period through a transaction involving the issuance of warrants, the note holder is entitled to retain sufficient warrants to allow the note holder to acquire approximately 4.86% of the Company's common stock. The Company is in the process of taking the necessary actions to authorize the issuance of the non-voting common stock covered by the option.

     During the first quarter of 2000, the Company completed an automobile finance receivable securitization containing loans of approximately $41 million. The ability of the Company to continue securitizations is dependant on numerous factors including, but not limited to, conditions in the securities market in general and conditions in the asset-backed securitization market. The Company does not anticipate a down-turn in market conditions that would have a significant adverse impact on the Company's ability to securitize its loans. Additionally, in the first quarter of 2000, the credit enhancement provider for the automobile warehouse facility has reestablished funding to a maximum available funding amount of $70 million. The Company continues to work with the credit enhancement provider on its automobile securitizations to maintain extensions of the waivers and consents of trigger events occurring from the Company's failure to meet certain financial covenants.

     The Company has received an extension on its automobile finance warehouse line through June 28, 2000, and is currently in discussions with various warehouse lenders regarding the potential to structure alternative or additional funding. Alternatives currently being explored include a whole loan sale arrangement, and an uninsured warehouse line.

     During January 2000, the Company increased its existing residual financing from $4 million at December 31, 1999 to $7 million. Residual interests securing this borrowing had a carrying value of $36.4 million at March 31, 2000. Subsequent to quarter end, additional borrowings after payment reductions brought the outstanding balance to $5.5 million. Although there is no guarantee, the Company anticipates additional borrowings against such residuals will be available in the future.

     Subsequent to quarter end, the Company obtained a secured, $17 million equity acquisition facility for the investment in future Acquisition Partnerships. This, along with equity distributions (totaling approximately $2.4 million for the first quarter of 2000) from existing Acquisition Partnerships, is expected to be adequate to meet the funding needs of Commercial Corp.

     Although the above transactions enhanced the Company's immediate liquidity concerns, management has identified the following areas that it believes are essential to allow the Company to meet all of its financing needs and cover its obligations during the remainder of 2000:

     - continue to obtain warehouse financing for consumer lending operations and identify alternative sources for such funding;

     - identify alternative or additional sources of financing on residual interests obtained from securitization transactions;

     - continue to securitize automobile finance receivables, either with or without credit enhancement;

     - obtain additional financing required by Commercial Corp. for investment in additional Portfolio Assets; and

     - realize positive cash flows from existing equity investments in Portfolio Assets

     - sell asset and loan portfolios or portions of operating businesses.

     Based on the above, management of the Company expects that it will be able to meet its obligations as they come due during 2000.

     The Company and each of its major operating subsidiaries have entered into one or more credit facilities to finance its respective operations. Each of the operating subsidiary credit facilities is nonrecourse to the Company, except as to the following agreements. The Company has guaranteed obligations of FC Capital Corp. to Lehman Commercial Paper, Inc., limited to an amount of up to $1 million plus interest accruing after demand and collection costs under the guaranty, which arise out of or are related to a certain Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans dated as of March 31, 1998 between Lehman and Client, including the September 29, 1999 and December 8, 1999 letter agreements. The Company and FirstCity Funding L.P. are parties to an Insurance Agreement and Letter Agreement related to the FCAR LLC Retail Automobile Installment Loan Agreement Financing Facility provided by Enterprise Funding Corporation. These agreements require the Company and FirstCity Funding L.P., as servicer and seller, to (i) purchase nonconforming contracts in the event that the seller, the servicer, or the related originator fails to repurchase any contract which is required to be repurchased, (ii) pay certain premiums and other expenses, and (iii) indemnify Enterprise Funding Corporation, the collateral agent, and the insurance provider for losses related to breaches of certain representations and warranties. Additionally, the Company, pursuant to the terms of the Letter Agreement, agrees to make certain secondary servicer advances.

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of March 31, 2000, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $245 million and outstanding borrowings of $184 million. The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of May 19, 2000 and the outstanding borrowings under such facilities as of March 31, 2000.

                               CREDIT FACILITIES

                            FUNDED AND
                             UNFUNDED
                            COMMITMENT
                           AMOUNT AS OF     OUTSTANDING
                             MAY 19,      BORROWINGS AS OF
                               2000        MARCH 31, 2000       INTEREST RATE       OTHER TERMS AND CONDITIONS
                           ------------   ----------------      -------------       --------------------------
                                (DOLLARS IN MILLIONS)
FIRSTCITY
Company Senior
  Facility...............      $ 88             $ 83         Libor + 4%             Secured by the assets of
                                                                                    the Company, expires June
                                                                                    30, 2001
Company senior
  subordinated term
  debt...................        25               25         Prime + 3.75%          Secured by the assets of
                                                                                    the Company, expires
                                                                                    December 20, 2003
Term credit facilities...        10               10         LIBOR + 5.0%           Secured by stock of an
                                                             Fixed at 7.25%         acquisition partnership
                                                                                    and certain residual
                                                                                    interests, expires June
                                                                                    15, 2000 and January 3,
                                                                                    2001
COMMERCIAL CORP.
Term facility............         5                5         LIBOR + 4.0%           Term facility secured by
                                                                                    existing Portfolio Assets,
                                                                                    expires June 15, 2000
Term acquisition
  facilities.............        22               22         Fixed at 7.00% to      Acquisition facilities for
                                                             7.66%                  existing Portfolio Assets.
                                                                                    Secured by Portfolio
                                                                                    Assets. Expires June 5,
                                                                                    2002 and November 7, 2002
Equity acquisition
  facility...............        17               --         LIBOR + 4.5%           Acquisition facility for
                                                                                    the investment in future
                                                                                    acquisition Partnerships.
                                                                                    Expires March 31, 2001

                            FUNDED AND
                             UNFUNDED
                            COMMITMENT
                           AMOUNT AS OF     OUTSTANDING
                             MAY 19,      BORROWINGS AS OF
                               2000        MARCH 31, 2000       INTEREST RATE       OTHER TERMS AND CONDITIONS
                           ------------   ----------------      -------------       --------------------------
                                (DOLLARS IN MILLIONS)
CONSUMER CORP.
Warehouse facility.......        70               33         Rate based on          Commercial paper conduit
                                                             Commercial paper       warehouse facility secured
                                                             rates combined with    by automobile receivables,
                                                             certain facility       expires June 28, 2000
                                                             fees
Term facility............         6                4         Prime + 1%             Term facility secured by
                                                                                    residual interests in
                                                                                    automobile securitized
                                                                                    loans, expires August 15,
                                                                                    2000.
Term fixed asset
  facilities.............         2                2
                           --------       ----------         Fixed at 9.33% to      Secured by certain fixed
                                                             9.50%                  assets, expires July 31,
                                                                                    2002 and 2003
                           $    245       $      184
          Total..........
                           ========       ==========
Unconsolidated
  Acquisition
  Partnerships Term
  acquisition
  facilities.............  $    179       $      179
                           --------       ----------         Fixed at 8.5%          Senior and subordinated
                                                             to 13%,                loans secured by Portfolio
                                                             LIBOR + 2%             Assets, various maturities
                                                             to 4% and
                                                             Prime + 1%

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company's strategic objectives and future performance, which are not historical fact, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect", "intend", "plan", "anticipate", "estimate", "believe", "will be", "will continue", "will likely result", and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, general economic conditions; interest rate risk; prepayment speeds; delinquency and default rates; credit loss rates; changes (legislative and otherwise) in the asset securitization industry; demand for the Company's services; residential and commercial real estate values; the impact of certain covenants in loan agreements of the Company; the degree to which the Company is leveraged; its needs for financing; the continued availability of the Company's credit facilities; capital markets conditions, including the markets for asset-backed securities; the performance of the Company's subsidiaries and affiliates; changes in foreign political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; the ability to attract and retain qualified personnel; the factors identified under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; risk factors, and other risks identified in the Company's Securities and Exchange Commission filings. Many of these factors are beyond the Company's control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Report speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

     Additionally the Company has various sources of financing which have been previously described in the Liquidity and Capital Resources section of Item 2.

     In summary, the Company would be negatively impacted by rising interest rates and declining prices for its sub-prime loans. Rising interest rates would negatively impact the value of residual interests in securitizations and costs of borrowings. Declining prices for the Company's sub-prime loans would adversely effect the levels of gains achieved upon the sale of those loans. There have been no material changes in the quantitative and qualitative risks of the Company since December 31, 1999.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company and Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage Corporation) filed suit in the Federal District Court for the Western District of Texas, Waco Division, against Chase Bank of Texas, N.A. and Chase Securities, Inc. in September 1999 seeking damages resulting from alleged violations by the defendants of the Bank Holding Company Act and from civil conspiracy engaged in by the defendants, and injunctive relief, arising from an engagement letter entered into between the Company and Chase Securities, Inc. relating to the sale of assets or securities of Harbor Financial Group, Inc., Harbor Financial Mortgage Corporation and their subsidiaries (collectively "Harbor"). The Company alleges that Chase Bank of Texas, N.A. conditioned its extension of credit to Harbor on the retention of Chase Securities, Inc. by the Company and Harbor in violation of the Bank Holding Company Act. The Company has, in its First Amended Original Complaint filed in November 1999, sought a judicial declaration that the plaintiffs are not obligated to pay any commission to Chase Securities, Inc. under the engagement letter. The actual damages sought by the Company are in excess of $200 million. The Company also seeks recovery of three times its damages pursuant to the Bank Holding Company Act and recovery of its costs of court, including reasonable attorneys fees.

     On October 4, 1999, Chase Securities, Inc. filed suit against the Company before the Supreme Court for the State of New York, County of New York:
Commercial Part seeking recovery of $2.4 million as the balance of a transaction fee allegedly due it under the terms of the engagement letter, expenses in an amount in excess of $3,909, and other just and proper relief. The Company denies that it has any liability to Chase Securities, Inc. and intends to vigorously defend the suit. The Company has asserted as a defense to this action the violations of the Bank Holding Company Act asserted in the litigation pending before the Federal District Court for the Western District of Texas.

     On October 14, 1999, Mortgage Corp. filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. In a motion filed in those proceedings requesting the appointment of a Chapter 11 Trustee, the debtors stated that they were reviewing pre-petition transfers to the Company to determine if those transfers are avoidable. On December 14, 1999, the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. The Company believes that it has valid defenses to any allegations that might be made to avoid any pre-petition transfers in connection with the Mortgage Corp. bankruptcy proceedings.

     The Company is involved in various other legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     In the third quarter of 1999, dividends on the Company's adjusting rate preferred stock were suspended. At March 31, 2000, accumulated dividends in arrears on such preferred stock totaled $1.9 million, or $1.575 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Joint Plan of Reorganization by First City Bancorporation
                            of Texas, Inc., Official Committee of Equity Security
                            Holders and J-Hawk Corporation, with the Participation of
                            Cargill Financial Services Corporation, Under Chapter 11
                            of the United States Bankruptcy Code, Case No.
                            392-39474-HCA-11 (incorporated herein by reference to
                            Exhibit 2.1 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
           2.2           -- Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc.
                            and J-Hawk Corporation (incorporated herein by reference
                            to Exhibit 2.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
           3.1           -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated herein by reference to Exhibit 3.1
                            of the Company's Current Report on Form 8-K dated July 3,
                            1995 filed with the Commission on July 18, 1995).
           3.2           -- Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
           4.1           -- Certificate of Designations of the New Preferred Stock
                            ($0.01 par value) of the Company. (incorporated herein by
                            reference to Exhibit 4.1 to the Company's Current Report
                            on Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
           4.2           -- Warrant Agreement, dated July 3, 1995, by and between the
                            Company and American Stock Transfer & Trust Company, as
                            Warrant Agent (incorporated herein by reference to
                            Exhibit 4.2 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
           4.3           -- Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor
                            Financial Mortgage Company Employees Pension Plan,
                            Lindsey Capital Corporation, Ed Smith and Thomas E.
                            Smith. (incorporated herein by reference to Exhibit 4.3
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 26, 1998).
           4.4           -- Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company.
                            (incorporated herein by reference to Exhibit 4.4 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
           4.5           -- Registration Rights Agreement, dated March 24, 1998,
                            between the Company and Texas Commerce Shareholders
                            Company. (incorporated herein by reference to Exhibit 4.5
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 24, 1998).
          10.1           -- Trust Agreement of FirstCity Liquidating Trust, dated
                            July 3, 1995 (incorporated herein by reference to Exhibit
                            10.1 of the Company's Current Report on Form 8-K dated
                            July 3, 1995 filed with the Commission on July 18, 1995).
          10.2           -- Investment Management Agreement, dated July 3, 1995,
                            between the Company and FirstCity Liquidating Trust
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Current Report on Form 8-K dated July 3, 1995
                            filed with the Commission on July 18, 1995.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.3           -- Lock-Box Agreement, dated July 11, 1995, among the
                            Company, NationsBank of Texas, N.A., as lock-box agent,
                            FirstCity Liquidating Trust, FCLT Loans, L.P., and the
                            other Trust-Owned Affiliates signatory thereto, and each
                            of NationsBank of Texas, N.A. and Fleet National Bank, as
                            co-lenders (incorporated herein by reference to Exhibit
                            10.3 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
          10.4           -- Custodial Agreement, dated July 11, 1995, among Fleet
                            National Bank, as custodian, Fleet National Bank, as
                            agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and
                            the Company (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
          10.5           -- Tier 3 Custodial Agreement, dated July 11, 1995, among
                            the Company, as custodian, Fleet National Bank, as agent,
                            FCLT Loans, L.P., FirstCity Liquidating Trust, and the
                            Company, as servicer (incorporated herein by reference to
                            Exhibit 10.5 of the Company's Form 8-A/A dated August 25,
                            1995 filed with the Commission on August 25, 1995).
          10.6           -- 12/97 Amended and Restated Facilities Agreement, dated
                            effective as of December 3, 1997, among Harbor Financial
                            Mortgage Corporation, New America Financial, Inc., Texas
                            Commerce Bank National Association and the other
                            warehouse lenders party thereto. (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
          10.7           -- Modification Agreement, dated January 26, 1998, to the
                            Amended and Restated Facilities Agreement, dated as of
                            December 3, 1997, among Harbor Financial Mortgage
                            Corporation, New America Financial, Inc. and Chase Bank
                            of Texas, National Association (formerly known as Texas
                            Commerce Bank National Association). (incorporated herein
                            by reference to Exhibit 10.7 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
          10.8           -- $50,000,000 3/98 Chase Texas Temporary Additional
                            Warehouse Note, dated March 17, 1998, by Harbor Financial
                            Mortgage Corporation and New America Financial, Inc., in
                            favor of Chase Bank of Texas, National Association.
                            (incorporated herein by reference to Exhibit 10.8 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
          10.9           -- Employment Agreement, dated as of July 1, 1997, by and
                            between Harbor Financial Mortgage Corporation and Richard
                            J. Gillen. (incorporated herein by reference to Exhibit
                            10.9 of the Company's 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
          10.10          -- Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R.
                            Brower, with similar agreements between FC Capital Corp.
                            and each of James H. Aronoff and Christopher J.
                            Morrissey. (incorporated herein by reference to Exhibit
                            0.10 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
          10.11          -- Shareholder Agreement, dated as of September 8, 1997,
                            among FirstCity Funding Corporation, FirstCity Consumer
                            Lending Corporation, Thomas R. Brower, Scot A. Foith,
                            Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves,
                            Stephen H. Trent and Blake P. Bozman. (incorporated
                            herein by reference to Exhibit 10.11 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.12          -- Revolving Credit Loan Agreement, dated as of March 20,
                            1998, by and between FC Properties, Ltd. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.12 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
          10.13          -- Revolving Credit Loan Agreement, dated as of February 27,
                            1998, by and between FH Partners, L.P. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.13 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
          10.14          -- Note Agreement, dated as of June 6, 1997, among Bosque
                            Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
                            Investment Realty Partners, L.P. and Bankers Trust
                            Company of California, N.A. (incorporated herein by
                            reference to Exhibit 10.14 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
          10.15          -- 60,000,000 French Franc Revolving Promissory Note, dated
                            September 25, 1997, by J-Hawk International Corporation
                            in favor of the Bank of Scotland. (incorporated herein by
                            reference to Exhibit 10.15 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
          10.16          -- Loan Agreement, dated as of September 25, 1997, by and
                            between Bank of Scotland and J-Hawk International
                            Corporation. (incorporated herein reference to Exhibit
                            10.16 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
          10.17          -- Guaranty Agreement, dated as of September 25, 1997, by
                            J-Hawk (incorporated herein by reference to Exhibit 10.17
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
          10.18          -- Guaranty Agreement, dated as of September 25, 1997, by
                            FirstCity Financial Corporation in favor of Bank of
                            Scotland. (incorporated herein by reference to Exhibit
                            10.18 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
          10.19          -- Warehouse Credit Agreement, dated as of May 17, 1996,
                            among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust
                            and National Auto Funding Corporation. (incorporated
                            herein by reference to Exhibit 10.19 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).
          10.20          -- Funding Commitment, dated as of May 17, 1996 by and
                            between ContiTrade Services L.L.C. and The Company.
                            (incorporated herein by reference to Exhibit 10.20 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
          10.21          -- Revolving Credit Agreement, dated as of December 29,
                            1995, by and between the Company and Cargill Financial
                            Services Corporation, as amended by the Eighth Amendment
                            to Revolving Credit Agreement dated February 1998.
                            (incorporated herein by reference to Exhibit 10.21 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
          10.22          -- Master Repurchase Agreement Governing Purchased and Sales
                            of Mortgage Loans, dated as of July 1998, between Lehman
                            Commercial Paper Inc. and FHB Funding Corp. (incorporated
                            herein by reference to Exhibit 10.1 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 18, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.23          -- Warehouse Credit Agreement, dated as of April 30, 1998
                            among ContiTrade Services, L.L.C., FirstCity Consumer
                            Lending Corporation, FirstCity Auto Receivables L.L.C.
                            and FirstCity Financial Corporation. (incorporated herein
                            by reference to Exhibit 10.2 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission August
                            16, 1998).
          10.24          -- Servicing Agreement, dated as of April 30, 1998 among
                            FirstCity Auto Receivables L.L.C., FirstCity Servicing
                            Corporation of California, FirstCity Consumer Lending
                            Corporation and ContiTrade Services L.L.C. (incorporated
                            herein by reference to Exhibit 10.3 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 16, 1998).
          10.25          -- Security and Collateral Agreement, dated as of April 30,
                            1998 among FirstCity Auto Receivables L.L.C., ContiTrade
                            Services L.L.C. and Chase Bank of Texas, National
                            Association. (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 10-Q dated August 14, 1998,
                            filed with the Commission August 16, 1998).
          10.26          -- Loan Agreement, dated as of July 24, 1998, between
                            FirstCity Commercial Corporation and CFSC Capital Corp.
                            XXX (incorporated herein by reference Exhibit 10.5 of the
                            Company's Form 10-Q dated August 14, 1998, filed with the
                            Commission on August 18, 1998).
          10.27          -- Loan Agreement, dated April 8, 1998 between Bank of
                            Scotland and the Company (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
          10.28          -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.7 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
          10.29          -- Employment Agreement, dated October 1, 1998, by and
                            between FirstCity Financial Mortgage Corporation, and
                            Buddy L. Terrell (incorporated herein by reference to
                            Exhibit 10.29 of the Company's Form 10-Q dated May 17,
                            1999, filed with the Commission on May 17, 1999).
          10.30          -- Security Agreement, dated as of April 30, 1998 among
                            Enterprise Funding Corporation, FCAR Receivables L.L.C.,
                            MBIA Insurance Corporation, FirstCity Funding
                            Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a
                            Loan Servicing enterprise (incorporated herein by
                            reference to Exhibit 10.30 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the Commission on May 17,
                            1999).
          10.31          -- Note purchase agreement, dated March 30, 1999 among
                            Enterprise Funding Corporation, FCAR Receivables, L.L.C.
                            and NationsBank, N.A. (incorporated herein by reference
                            to Exhibit 10.31 of the Company's Form 10-Q dated May 17,
                            1999, filed with the Commission on May 17, 1999).
          10.32          -- Custodian Agreement, dated March 30, 1999, among FCAR
                            Receivables L.L.C., FirstCity Funding Corporation,
                            NationsBank, N.A., Enterprise Funding Corporation and
                            Chase Bank of Texas, N.A.
          10.33          -- 100,000,000 dollar form of note, dated March 30, 1999
                            among FCAR Receivables LLC, Enterprise Funding
                            Corporation and Nationsbank, N.A.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
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

     (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Securities Exchange Commission during the quarterly period ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRSTCITY FINANCIAL CORPORATION

                                            By:    /s/ JAMES T. SARTAIN
                                              ----------------------------------
                                                       James T. Sartain
                                                President and Chief Operating
                                                     Officer and Director
                                               (Duly authorized officer of the
                                                         Registrant)

                                            By:     /s/ GARY H. MILLER
                                              ----------------------------------
                                                        Gary H. Miller
                                               Senior Vice President and Chief
                                                      Financial Officer
                                                 (Duly authorized officer and
                                              principal financial officer of the
                                                         Registrant)

                                            By:     /s/ JAMES B. BAKER
                                              ----------------------------------
                                                        James B. Baker
                                                Vice President and Controller
                                                 (Duly authorized officer and
                                               principal accounting officer of
                                                              the
                                                         Registrant)

Dated: May 22, 2000

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
          10.3           -- Lock-Box Agreement, dated July 11, 1995, among the
                            Company, NationsBank of Texas, N.A., as lock-box agent,
                            FirstCity Liquidating Trust, FCLT Loans, L.P., and the
                            other Trust-Owned Affiliates signatory thereto, and each
                            of NationsBank of Texas, N.A. and Fleet National Bank, as
                            co-lenders (incorporated herein by reference to Exhibit
                            10.3 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
          10.4           -- Custodial Agreement, dated July 11, 1995, among Fleet
                            National Bank, as custodian, Fleet National Bank, as
                            agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and
                            the Company (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
          10.5           -- Tier 3 Custodial Agreement, dated July 11, 1995, among
                            the Company, as custodian, Fleet National Bank, as agent,
                            FCLT Loans, L.P., FirstCity Liquidating Trust, and the
                            Company, as servicer (incorporated herein by reference to
                            Exhibit 10.5 of the Company's Form 8-A/A dated August 25,
                            1995 filed with the Commission on August 25, 1995).
          10.6           -- 12/97 Amended and Restated Facilities Agreement, dated
                            effective as of December 3, 1997, among Harbor Financial
                            Mortgage Corporation, New America Financial, Inc., Texas
                            Commerce Bank National Association and the other
                            warehouse lenders party thereto. (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
          10.7           -- Modification Agreement, dated January 26, 1998, to the
                            Amended and Restated Facilities Agreement, dated as of
                            December 3, 1997, among Harbor Financial Mortgage
                            Corporation, New America Financial, Inc. and Chase Bank
                            of Texas, National Association (formerly known as Texas
                            Commerce Bank National Association). (incorporated herein
                            by reference to Exhibit 10.7 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
          10.8           -- $50,000,000 3/98 Chase Texas Temporary Additional
                            Warehouse Note, dated March 17, 1998, by Harbor Financial
                            Mortgage Corporation and New America Financial, Inc., in
                            favor of Chase Bank of Texas, National Association.
                            (incorporated herein by reference to Exhibit 10.8 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
          10.9           -- Employment Agreement, dated as of July 1, 1997, by and
                            between Harbor Financial Mortgage Corporation and Richard
                            J. Gillen. (incorporated herein by reference to Exhibit
                            10.9 of the Company's 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
          10.10          -- Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R.
                            Brower, with similar agreements between FC Capital Corp.
                            and each of James H. Aronoff and Christopher J.
                            Morrissey. (incorporated herein by reference to Exhibit
                            0.10 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
          10.11          -- Shareholder Agreement, dated as of September 8, 1997,
                            among FirstCity Funding Corporation, FirstCity Consumer
                            Lending Corporation, Thomas R. Brower, Scot A. Foith,
                            Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves,
                            Stephen H. Trent and Blake P. Bozman. (incorporated
                            herein by reference to Exhibit 10.11 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).

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
          10.24          -- Servicing Agreement, dated as of April 30, 1998 among
                            FirstCity Auto Receivables L.L.C., FirstCity Servicing
                            Corporation of California, FirstCity Consumer Lending
                            Corporation and ContiTrade Services L.L.C. (incorporated
                            herein by reference to Exhibit 10.3 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 16, 1998).
          10.25          -- Security and Collateral Agreement, dated as of April 30,
                            1998 among FirstCity Auto Receivables L.L.C., ContiTrade
                            Services L.L.C. and Chase Bank of Texas, National
                            Association. (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 10-Q dated August 14, 1998,
                            filed with the Commission August 16, 1998).
          10.26          -- Loan Agreement, dated as of July 24, 1998, between
                            FirstCity Commercial Corporation and CFSC Capital Corp.
                            XXX (incorporated herein by reference Exhibit 10.5 of the
                            Company's Form 10-Q dated August 14, 1998, filed with the
                            Commission on August 18, 1998).
          10.27          -- Loan Agreement, dated April 8, 1998 between Bank of
                            Scotland and the Company (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission on
                            August 18, 1998)
          10.28          -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.7 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
          10.29          -- Employment Agreement, dated October 1, 1998, by and
                            between FirstCity Financial Mortgage Corporation, and
                            Buddy L. Terrell (incorporated herein by reference to
                            Exhibit 10.29 of the Company's Form 10-Q dated May 17,
                            1999, filed with the Commission on May 17, 1999).
          10.30          -- Security Agreement, dated as of April 30, 1998 among
                            Enterprise Funding Corporation, FCAR Receivables L.L.C.,
                            MBIA Insurance Corporation, FirstCity Funding
                            Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a
                            Loan Servicing enterprise (incorporated herein by
                            reference to Exhibit 10.30 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the Commission on May 17,
                            1999).
          10.31          -- Note purchase agreement, dated March 30, 1999 among
                            Enterprise Funding Corporation, FCAR Receivables, L.L.C.
                            and NationsBank, N.A. (incorporated herein by reference
                            to Exhibit 10.31 of the Company's Form 10-Q dated May 17,
                            1999, filed with the Commission on May 17, 1999).
          10.32          -- Custodian Agreement, dated March 30, 1999, among FCAR
                            Receivables L.L.C., FirstCity Funding Corporation,
                            NationsBank, N.A., Enterprise Funding Corporation and
                            Chase Bank of Texas, N.A.
          10.33          -- 100,000,000 dollar form of note, dated March 30, 1999
                            among FCAR Receivables LLC, Enterprise Funding
                            Corporation and Nationsbank, N.A.
          27.1           -- Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this
                            Quarterly Report on Form 10-Q being submitted to the
                            Securities and Exchange Commission. Exhibit 27.1 shall
                            not be deemed filed for purposes of Section 11 of the
                            Securities Act of 1933, Section 18 of the Securities Act
                            of 1934, as amended, or Section 323 of the Trust
                            Indenture Act of 1939, as amended, or otherwise be
                            subject to the liabilities of such sections, nor shall it
                            be deemed a part of any registration statement to which
                            it relates.)