Form 10-Q
period 2000-06-30
FIRSTCITY FINANCIAL CORP
filed 2000-08-21
CIK 828678

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(MARK ONE)
           [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of common stock, par value $.01 per share, outstanding at August 21, 2000 was 8,356,862.

================================================================================

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                       ASSETS

Cash and cash equivalents...................................  $ 17,160     $ 11,263
Portfolio Assets, net.......................................    30,889       39,437
Loans receivable, net.......................................    88,333       30,144
Residual interests in securitizations.......................    53,817       55,661
Equity investments in Acquisition Partnerships and Servicing
  Entities..................................................    31,391       31,104
Deferred tax benefit, net...................................    20,101       27,101
Other assets, net...........................................    16,776       15,786
Net assets of discontinued operations.......................    18,144       20,126
                                                              --------     --------
          Total Assets......................................  $276,611     $230,622
                                                              ========     ========

          LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable.............................................  $231,827     $169,792
  Other liabilities.........................................    10,529        7,278
                                                              --------     --------
          Total Liabilities.................................   242,356      177,070
Commitments and contingencies...............................        --           --
Redeemable preferred stock:
  Adjusting rate preferred stock, including accumulated
     dividends in arrears of $2,568 and $1,284, respectively
     (par value $.01; redemption value of $21 per share;
     2,000,000 shares authorized; 1,222,901 shares issued
     and
     outstanding)...........................................    28,249       26,965
Shareholders' equity:
  Optional preferred stock (par value $.01 per share;
     98,000,000 shares authorized; no shares issued or
     outstanding)...........................................        --           --
  Common stock (par value $.01 per share; 100,000,000 shares authorized; issued and outstanding: 8,356,862 and
     8,333,300 shares, respectively)........................        84           83
  Paid in capital...........................................    79,612       79,562
  Accumulated deficit.......................................   (73,054)     (52,663)
  Accumulated other comprehensive loss......................      (636)        (395)
                                                              --------     --------
          Total Shareholders' Equity........................     6,006       26,587
                                                              --------     --------
          Total Liabilities, Redeemable Preferred Stock and
            Shareholders'
            Equity..........................................  $276,611     $230,622
                                                              ========     ========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Revenues:
  Gain on sales of automobile loans...................  $     --   $  6,445   $  2,836   $  6,445
  Servicing fees......................................     3,940      2,165      7,236      4,278
  Gain on resolution of Portfolio Assets..............       689        745      1,770      2,047
  Equity in earnings of Acquisition Partnerships and
     Servicing Entities...............................     1,257      2,798      3,870      5,442
  Interest income.....................................     6,059      4,135     11,064      8,484
  Other income........................................       445        108      1,290        677
                                                        --------   --------   --------   --------
          Total revenues..............................    12,390     16,396     28,066     27,373
Expenses:
  Interest on notes payable...........................     6,194      4,240     11,703      8,597
  Salaries and benefits...............................     4,944      3,869      9,614      7,766
  Provision for loan and impairment losses............     2,730      1,939      3.835      1,962
  Occupancy, data processing, communication and
     other............................................     5,625      4,412      9,887      8,421
                                                        --------   --------   --------   --------
          Total expenses..............................    19,493     14,460     35,039     26,746
          Earnings (loss) from continuing operations
            before income taxes, minority interest and
            accounting change.........................    (7,103)     1,936     (6,973)       627
Provision for income taxes............................     7,302      5,010      7,321      5,032
                                                        --------   --------   --------   --------
  Loss from continuing operations before minority
     interest and accounting change...................   (14,405)    (3,074)   (14,294)    (4,405)
Minority interest.....................................       427       (679)       187       (610)
Cumulative effect of accounting change................        --         --         --       (765)
                                                        --------   --------   --------   --------
  Loss from continuing operations.....................   (13,978)    (3,753)   (14,107)    (5,780)
Loss from discontinued operations, net of income
  taxes...............................................    (5,000)   (40,128)    (5,000)   (39,603)
                                                        --------   --------   --------   --------
  Net loss............................................   (18,978)   (43,881)   (19,107)   (45,383)
Preferred dividends(1)................................      (642)      (642)    (1,284)    (1,284)
                                                        --------   --------   --------   --------
  Net loss to common shareholders.....................  $(19,620)  $(44,523)  $(20,391)  $(46,667)
                                                        ========   ========   ========   ========
Basic and diluted earnings (loss) per common share are
  as follows:
  Loss from continuing operations before accounting
     change per common share..........................  $  (1.75)  $  (0.52)  $  (1.84)  $  (0.77)
  Discontinued operations per common share............     (0.60)     (4.84)     (0.60)  $  (4.77)
  Cumulative effect of accounting change..............        --         --         --   $  (0.09)
  Net loss per common share...........................  $  (2.35)  $  (5.36)  $  (2.44)  $  (5.63)
  Weighted average common shares outstanding..........     8,348      8,299      8,341      8,294

---------------

(1) Includes accumulated dividends in arrears in 2000.

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                ACCUMULATED
                                                                  RETAINED         OTHER
                                 NUMBER OF                        EARNINGS     COMPREHENSIVE       TOTAL
                                  COMMON     COMMON   PAID IN   (ACCUMULATED      INCOME       SHAREHOLDERS'
                                  SHARES     STOCK    CAPITAL     DEFICIT)        (LOSS)          EQUITY
                                 ---------   ------   -------   ------------   -------------   -------------
BALANCES, DECEMBER 31, 1998....  8,287,959    $83     $78,456    $  58,061         $ 355         $ 136,955
Purchase of shares through
  employee stock purchase
  plan.........................     45,341     --         231           --            --               231
Issuance of common stock
  warrant......................         --     --         875           --            --               875
Comprehensive loss:
  Net loss for 1999............         --     --          --     (108,156)           --          (108,156)
  Foreign currency items.......         --     --          --           --          (750)             (750)
                                                                                                 ---------
Total comprehensive loss.......                                                                   (108,906)
                                                                                                 ---------
Preferred dividends............         --     --          --       (2,568)           --            (2,568)
                                 ---------    ---     -------    ---------         -----         ---------
BALANCES, DECEMBER 31, 1999....  8,333,300     83      79,562      (52,663)         (395)           26,587
Purchase of shares through
  employee stock purchase
  plan.........................     23,562      1          50           --            --                51
Comprehensive loss:
  Net loss for the first six
     months of 2000............         --     --          --      (19,107)           --           (19,107)
  Foreign currency items.......         --     --          --           --          (241)             (241)
                                                                                                 ---------
Total comprehensive loss.......                                                                    (19,348)
                                                                                                 ---------
Preferred dividends............         --     --          --       (1,284)           --            (1,284)
                                 ---------    ---     -------    ---------         -----         ---------
BALANCES, JUNE 30, 2000........  8,356,862    $84     $79,612    $ (73,054)        $(636)        $   6,006
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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(19,107)  $(45,383)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Loss from discontinued operations......................     5,000     39,603
     Proceeds from resolution of Portfolio Assets...........     6,827     11,018
     Gain on resolution of Portfolio Assets.................    (1,770)    (2,047)
     Purchase of Portfolio Assets and loans receivable,
      net...................................................    (6,605)      (714)
     Origination of automobile receivables, net of purchase
      discount..............................................   (94,373)   (94,159)
     Provision for loan and impairment losses...............     3,835      1,962
     Equity in earnings of Acquisition Partnerships and
      Servicing Entities....................................    (3,870)    (5,442)
     Proceeds from performing Portfolio Assets and loans
      receivable, net.......................................    46,058     54,032
     Decrease in net deferred tax asset.....................     7,000      5,064
     Depreciation and amortization..........................     1,247      1,596
     Increase in other assets...............................    (4,130)   (14,949)
     Increase in other liabilities..........................     3,054     22,803
                                                              --------   --------
       Net cash used in operating activities................   (56,834)   (26,616)
                                                              --------   --------
Cash flows from investing activities:
  Property and equipment, net...............................       495     (2,873)
  Contributions to Acquisition Partnerships and Servicing
     Entities...............................................    (1,660)   (10,939)
  Distributions from Acquisition Partnerships and Servicing
     Entities...............................................     4,936     15,760
                                                              --------   --------
       Net cash provided by investing activities............     3,771      1,948
                                                              --------   --------
Cash flows from financing activities:
  Borrowings under notes payable............................   115,617    147,718
  Payments of notes payable.................................   (53,691)  (116,639)
  Proceeds from issuance of common stock....................        51        195
  Preferred dividends paid..................................        --     (1,284)
                                                              --------   --------
       Net cash provided by financing activities............    61,977     29,990
                                                              --------   --------
       Net cash provided by continuing operations...........     8,914      5,322
       Net cash provided by (used by) discontinued
        operations..........................................    (3,017)     2,371
                                                              --------   --------
Net increase in cash and cash equivalents...................     5,897      7,693
Cash and cash equivalents, beginning of period..............    11,263      5,955
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 17,160   $ 13,648
                                                              ========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest..................................................  $ 11,773   $  6,347
  Income taxes..............................................  $     19   $     31
Non-cash investing activities:
  Residual interests received as a result of sales of loans
     through securitizations................................  $  5,713   $ 11,957
Non-cash financing activities:
  Dividends accumulated and not paid on preferred stock.....  $  1,284   $    642

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) BASIS OF PRESENTATION

     The unaudited consolidated financial statements of FirstCity Financial Corporation ("FirstCity" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity's financial position at June 30, 2000, the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999, and the cash flows for the six-month periods ended June 30, 2000 and 1999.

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

     An accounting change due to the adoption of SOP 98-5, which requires previously capitalized start-up costs including organization costs to be written off and future costs related to start-up activities be charged to expense as incurred, resulted in a write-off of $.8 million in previously capitalized organization costs during the first quarter of 1999 and has been reflected as a cumulative effect of a change in accounting principle.

(2) DISCONTINUED OPERATIONS

     Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage Corp.) and its subsidiaries (collectively referred to as "Mortgage Corp."), and FC Capital Corp. ("Capital Corp."). These entities comprise the operations that were previously reported as the Company's residential and commercial mortgage banking business. As formal termination plans were adopted and historical business operations at each entity have ceased, the results of operations for 1999 have been reflected as discontinued operations in the accompanying consolidated statements of operations. Additionally, a net asset related to the resolution of activity from the discontinued operations has been reflected in the accompanying consolidated balance sheets. During the third quarter 1999, the Company wrote-off its investment of $50,558 in Mortgage Corp. and wrote down its net investment in Capital Corp. by $12,674. The following is a summary of activity related to each of the entity's operations.

     Mortgage Corp. -- During the third quarter of 1999, Mortgage Corp. incurred significant losses from operations and the liquidation of certain assets. Ultimately, on October 14, 1999, Mortgage Corp. filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. On December 14, 1999 the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. In the filings, the stated assets of Mortgage Corp. were approximately $95 million and the stated liabilities were approximately $98 million. Additionally, it is anticipated that the liquidation of any remaining assets will yield proceeds which are less than the stated amount of the assets as listed in the filings. The Company does not guarantee any of the debt of Mortgage Corp. Furthermore, management of the Company was not involved in the daily operations of Mortgage Corp. during a significant portion of the third quarter of 1999 and no longer had access to financial records of Mortgage Corp.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     Based on the above, Mortgage Corp. was deemed insolvent and the Company wrote off its entire investment in and advances to (collectively referred to as the Net Investment) Mortgage Corp.

     Capital Corp. -- Management of the Company made the decision to completely exit all mortgage banking activities due to the significant negative impact realized from Mortgage Corp. The Company ceased acquiring mortgage loans under Capital Corp.'s platform during the fourth quarter of 1999. At June 30, 2000, Capital Corp. had loans totaling $7.2 million remaining in its inventory. Sales of all of the remaining inventory are expected to be completed during the third quarter 2000.

     It is projected that the only assets remaining from Capital Corp.'s operations will be the investment securities resulting from the retention of residual interests in securitization transactions completed by Capital Corp. The Company has considered the estimated future income from such investment securities in the computation of the loss from discontinued operations.

     The net assets from discontinued operations consist of the following:

                                                         JUNE 30,   DECEMBER 31,
                                                           2000         1999
                                                         --------   ------------
Investment securities, net of valuation allowance......  $24,904      $28,602
Accrual for loss on operations and disposal of
  discontinued operations, net.........................   (6,760)      (8,476)
                                                         -------      -------
          Net assets of discontinued operations........  $18,144      $20,126
                                                         =======      =======

     An accrual of $5.0 million for costs to complete the plan of discontinuation was recorded in the second quarter of 2000. A summary of discontinued operations for the three months and six months ended June 30, 1999 is as follows:

                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30, 1999       JUNE 30, 1999
                                             ------------------   ----------------
Revenues:
  Net mortgage warehouse income............       $  3,529            $  9,486
  Gain on sale of mortgage loans...........         13,233              39,874
  Loss on sale of mortgage servicing
     rights................................         (6,298)             (8,693)
  Servicing fees...........................          4,227              10,370
  Other....................................          2,562               5,071
                                                  --------            --------
          Total............................         17,253              56,108
                                                  --------            --------
Expenses:
  Salaries and benefits....................         21,978              43,874
  Amortization of mortgage servicing
     rights................................          2,431               7,154
  Provision for valuation of mortgage
     servicing rights......................          4,638               2,294
  Provision for loan and impairment
     losses................................          1,658               1,708
  Interest on notes payable................          1,750               3,778
  Occupancy, data processing, communication
     and other.............................         24,926              36,903
                                                  --------            --------
          Total............................         57,381              95,711
                                                  --------            --------
Loss from discontinued operations, net of
  income taxes.............................       $(40,128)           $(39,603)
                                                  ========            ========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

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

     At June 30, 2000, the Company was not in compliance with certain financial and other covenants in the Senior Facility. The Company is working with its lenders to obtain formal approval or waivers relating to these matters and funding under the Senior Facility continues uninterrupted and was fully funded as of July 31, 2000. The Senior Facility also requires the consent of the lenders prior to payment of any common and preferred dividends. The Company continually evaluates its liquidity position giving priority to assuring adequate funding levels for its two operating entities. Secondarily, management will determine when and if it is appropriate to pay the dividends on the Company's outstanding preferred stock. Currently, there are approximately 1.2 million preferred shares outstanding with accrued dividends of approximately $2.6 million.

     In December 1999, the Company also issued an option to the holder of the senior subordinated notes allowing it to acquire an additional warrant for 1,975,000 shares of the non-voting common stock in the Company (currently no such stock is authorized), which can be exercised after one year if the notes or any portion thereof remains outstanding, but not prior thereto. The strike price on these warrants is $2.3125. In the event that the notes are paid prior to the expiration of such one-year period through a transaction involving the issuance of warrants, the note holder is entitled to retain sufficient warrants to allow the note holder to acquire approximately 4.86% of the Company's common stock. The Company is in the process of taking the necessary actions to authorize the issuance of the non-voting common stock covered by the option (see note 12).

     During the second quarter of 2000, the Company did not complete an automobile finance receivable securitization. The ability of the Company to continue securitizations is dependant on numerous factors including, but not limited to, conditions in the securities market in general and conditions in the asset-backed securitization market. The Company does not anticipate a down-turn in market conditions that would have a significant adverse impact on the Company's ability to securitize its loans. The Company continues to work with the credit enhancement provider on its automobile securitizations to maintain extensions of the waivers and consents of trigger events occurring from the Company's failure to meet certain financial covenants.

     During the second quarter of 2000, the Company increased its automobile finance line from $70 million at March 31, 2000 to $100 million at June 30, 2000. The Company has received an extension on this warehouse line through September 30, 2000.

     At June 30, 2000, the Company has residual financing of $5 million. Residual interests securing this borrowing had a carrying value of $31.3 million at June 30, 2000. Although there is no guarantee, the Company anticipates additional borrowings against such residuals will be available in the future.

     During the second quarter, the Portfolio Asset Acquisition and Resolution group of the Company entered into a $17 million loan facility with a Cargill Financial Services, Inc. (Cargill). This facility is being used

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES exclusively to provide equity in new portfolio acquisitions in partnerships with Cargill related entities. The new liquidity provided by the Cargill line together with the corporate debt restructure discussed below, along with related fees generated from the servicing of the assets and equity distributions (totaling approximately $6.3 million for the first six months of 2000) from existing Acquisition Partnerships and wholly owned portfolios will enable the Company to more aggressively pursue equity investments in portfolios.

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

     - sell asset and loan portfolios or portions of operating businesses; and

     - attempt to increase or restructure the Company's senior revolving line of credit.

     As discussed in note 12, the Company anticipates closing a sale of 49% of its Auto Finance operation. This transaction, anticipated to close in August 2000, will generate $75 million in cash to be used to pay down and restructure existing debt. The sale of the Auto Finance operation and restructure of debt are not final as of the date of this Form 10-Q. While the Company believes that the sale of the interest in the Auto Finance operation and the debt restructure will close, there can be no assurances that the transaction will close in the event that unforeseen circumstances arise. In the event the transactions are not closed, the Company will continue to evaluate its liquidity position giving priority to assuring adequate funding levels for its two operating entities, but no assurances can be given that the Company will be able to secure additional liquidity.

     Based on the above, management of the Company expects that it will be able to meet its obligations as they come due during 2000.

(4) PORTFOLIO ASSETS

     Portfolio Assets are summarized as follows:

                                                        JUNE 30,   DECEMBER 31,
                                                          2000         1999
                                                        --------   ------------
Non-performing Portfolio Assets.......................  $ 64,811     $ 72,396
Performing Portfolio Assets...........................    16,128       17,878
Real estate Portfolios................................     4,758        7,663
                                                        --------     --------
          Total Portfolio Assets......................    85,697       97,937
Adjusted purchase discount required to reflect
  Portfolio Assets at carrying value..................   (54,808)     (58,500)
                                                        --------     --------
          Portfolio Assets, net.......................  $ 30,889     $ 39,437
                                                        ========     ========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     During the quarter ended June 30, 2000, the Company recorded a reserve for impairment on one of the real estate Portfolio Assets in the amount of $1,604. Portfolio Assets are pledged to secure non-recourse notes payable.

(5) LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                        JUNE 30,   DECEMBER 31,
                                                          2000         1999
                                                        --------   ------------
Automobile and consumer finance receivables...........  $ 99,951     $37,718
Other loans held for investment.......................     6,535         883
Allowance for loan losses.............................   (18,153)     (8,457)
                                                        --------     -------
          Loans receivable, net.......................  $ 88,333     $30,144
                                                        ========     =======

     The activity in the allowance for loan losses is summarized as follows for the periods indicated:

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                            -----------------
                                                             2000      1999
                                                            -------   -------
Balances, beginning of period.............................  $ 8,457   $ 5,894
Provision (credit) for loan losses........................      738       (28)
Discounts acquired........................................   16,965    14,582
Allocation of reserves to sold loans......................   (5,606)   (7,890)
Charge off activities:
  Principal balances charged off..........................   (4,115)   (1,731)
  Recoveries..............................................    1,714     1,110
                                                            -------   -------
          Net charge offs.................................   (2,401)     (621)
                                                            -------   -------
Balances, end of period...................................  $18,153   $11,937
                                                            =======   =======

(6) RESIDUAL INTERESTS IN SECURITIZATIONS

     The Company has residual interests in securitizations consisting of rated securities, retained interests, servicing interests and related interest only strips (collectively referred to as residual interests) which are attributable to loans sold through securitization transactions by the Company. Residual interests are comprised of the following as of the dates indicated:

                                                         JUNE 30,   DECEMBER 31,
                                                           2000         1999
                                                         --------   ------------
Rated securities.......................................  $ 1,066      $ 1,313
Residual interests.....................................   60,832       62,167
Accrued interest.......................................    1,604          565
Valuation allowance....................................   (9,685)      (8,384)
                                                         -------      -------
                                                         $53,817      $55,661
                                                         =======      =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The activity related to residual interests for 2000 and 1999 is as follows:

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           ------------------
                                                             2000      1999
                                                           --------   -------
Balance, beginning of period.............................  $ 55,661   $41,849
Residual interests received from securitizations.........     5,713    11,957
Cost allocated from securitizations......................     1,557        --
Interest accreted........................................     3,541     2,703
Cash received from trusts................................   (11,162)   (9,134)
Provision for permanent impairment of value..............    (1,493)   (1,990)
                                                           --------   -------
Balance, end of period...................................  $ 53,817   $45,385
                                                           ========   =======

(7) EQUITY INVESTMENTS IN ACQUISITION PARTNERSHIPS AND SERVICING ENTITIES

     The Company has investments in Acquisition Partnerships and their general partners that are accounted for under the equity method. During 1999, the Company also acquired investments in Servicing Entities that are accounted for under the equity method. The condensed combined financial position and results of operations of the Acquisition Partnerships (excluding Servicing Entities), which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized below:

                       CONDENSED COMBINED BALANCE SHEETS

                                                JUNE 30,   DECEMBER 31,
                                                  2000         1999
                                                --------   ------------
Assets........................................  $434,208     $324,954
                                                ========     ========
Liabilities...................................   322,847      210,967
Net equity....................................   111,361      113,987
                                                --------     --------
                                                $434,208     $324,954
                                                ========     ========
Equity investment in Acquisition
  Partnerships................................  $ 30,027     $ 29,639
Equity investment in Servicing Entities.......     1,364        1,465
                                                --------     --------
                                                $ 31,391     $ 31,104
                                                ========     ========

                     CONDENSED COMBINED SUMMARY OF EARNINGS

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         -------------------   -----------------
                                                           2000       1999      2000      1999
                                                         --------   --------   -------   -------
Proceeds from resolution of Portfolio Assets...........  $39,039    $37,539    $68,321   $67,184
Gain on resolution of Portfolio Assets.................   23,074     13,626     36,812    24,357
Interest income on performing Portfolio Assets.........    3,983      3,248      9,205     6,584
Net earnings...........................................   12,780      9,997     22,831    16,380
                                                         =======    =======    =======   =======
Equity in earnings of Acquisition Partnerships.........  $ 1,228    $ 2,792    $ 3,820   $ 5,463
Equity in earnings (loss) of Servicing Entities........       29          6         50       (21)
                                                         -------    -------    -------   -------
                                                         $ 1,257    $ 2,798    $ 3,870   $ 5,442
                                                         =======    =======    =======   =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(8) SEGMENT REPORTING

     The Company is engaged in two reportable segments (i) portfolio asset acquisition and resolution; and (ii) consumer lending. These segments have been segregated based on products and services offered by each. The following is a summary of results of operations for each of the segments and a reconciliation to loss from continuing operations for the quarters and six months ended June 30, 2000 and 1999.

                                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                   JUNE 30,             JUNE 30,
                                                              ------------------   ------------------
                                                                2000      1999       2000      1999
                                                              --------   -------   --------   -------
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
    Gain on resolution of Portfolio Assets..................  $    689   $   745   $  1,770   $ 2,047
    Equity in earnings of Acquisition Partnerships and
      Servicing Entities....................................     1,257     2,798      3,870     5,442
    Servicing fees..........................................     2,304       779      3,927     1,757
    Other...................................................       611       719      1,638     2,183
                                                              --------   -------   --------   -------
         Total..............................................     4,861     5,041     11,205    11,429
  Expenses:
    Salaries and benefits...................................     1,309     1,203      2,723     2,624
    Provision for loan and impairment losses................     1,604        --      1,604        --
    Interest and fees on notes payable......................       771     1,156      1,391     2,272
    Asset level expenses, occupancy, data processing and
      other.................................................     2,002     1,480      3,456     2,962
                                                              --------   -------   --------   -------
         Total..............................................     5,686     3,839      9,174     7,858
                                                              --------   -------   --------   -------
  Operating contribution (loss) before direct taxes.........  $   (825)  $ 1,202   $  2,031   $ 3,571
                                                              ========   =======   ========   =======
  Operating contribution (loss), net of direct taxes........  $   (827)  $ 1,192   $  2,013   $ 3,542
                                                              ========   =======   ========   =======
CONSUMER LENDING:
  Revenues:
    Gain on sale of automobile loans........................  $     --   $ 6,445   $  2,836   $ 6,445
    Interest income.........................................     5,693     3,445     10,276     6,850
    Servicing fees..........................................     1,636     1,386      3,309     2,521
    Other...................................................        27        40         77        69
                                                              --------   -------   --------   -------
         Total..............................................     7,356    11,316     16,498    15,885
  Expenses:
    Salaries and benefits...................................     2,768     1,667      5,194     3,200
    Provision for loan and impairment losses................     1,126     1,939      2,231     1,962
    Interest and fees on notes payable......................     1,460       894      2,568     1,646
    Occupancy, data processing and other....................     2,257     2,843      4,561     4,854
                                                              --------   -------   --------   -------
         Total..............................................     7,611     7,343     14,554    11,662
                                                              --------   -------   --------   -------
  Operating contribution (loss) before direct taxes.........  $   (255)  $ 3,973   $  1,944   $ 4,223
                                                              ========   =======   ========   =======
  Operating contribution (loss), net of direct taxes........  $   (255)  $ 3,973   $  1,936   $ 4,223
                                                              ========   =======   ========   =======
         Total operating contribution (loss), net of direct
           taxes............................................  $ (1,082)  $ 5,165   $  3,949   $ 7,765
                                                              ========   =======   ========   =======
CORPORATE OVERHEAD:
  Corporate interest expense................................  $  3,963   $ 2,190   $  7,744   $ 4,679
  Salaries and benefits, occupancy, professional and other
    income and expenses, net................................     1,933     1,728      3,312     3,863
  Deferred tax provision from NOLs..........................     7,000     5,000      7,000     5,003
                                                              --------   -------   --------   -------
  Loss from continuing operations...........................  $(13,978)  $(3,753)  $(14,107)  $(5,780)
                                                              ========   =======   ========   =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     Total assets for each of the segments and a reconciliation to total assets is as follows:

                                                JUNE 30,   DECEMBER 31,
                                                  2000         1999
                                                --------   ------------
Portfolio acquisition and resolution assets...  $ 68,962     $ 71,479
Consumer assets...............................   137,202       85,261
Deferred tax benefit, net.....................    20,101       27,101
Other assets, net.............................    32,202       26,655
Net assets of discontinued operations.........    18,144       20,126
                                                --------     --------
          Total assets........................  $276,611     $230,622
                                                ========     ========

(9) PREFERRED STOCK AND SHAREHOLDERS' EQUITY

     In the third quarter of 1999, dividends on the Company's adjusting rate preferred stock were suspended. At June 30, 2000, accumulated dividends in arrears on such preferred stock totaled $2.6 million, or $2.10 per share. If the Company fails to pay quarterly dividends for any six consecutive or non-consecutive quarters, the holders of adjusting rate preferred stock are entitled to elect two directors to the Company's Board until cumulative dividends have been paid in full.

     In connection with the issuance of senior subordinated notes in December 1999, the Company issued an option to the holder of the senior subordinated notes allowing it to acquire an additional warrant for 1,975,000 shares of non-voting common stock in the Company as previously discussed in note 3 (currently no such stock is authorized). The option provides that it can be exercised after December 31, 2000 if the notes or any portion thereof remains outstanding, but not prior thereto. The strike price on these warrants is $2.3125. In the event that the notes are paid prior to December 31, 2000 through a transaction involving the issuance of warrants, the note holder is entitled to retain sufficient warrants to allow the note holder to acquire approximately 4.86% of the Company's common stock. The Company is in the process of taking the necessary actions to authorize the issuance of the non-voting common stock covered by the option. It is contemplated that the option will be amended in connection with the restructure of the Company's debt (see note 12) into a $53 million facility including a $12 million Term Loan B held by the option holder. The amended option will provide that the option can be exercised after August 31, 2001 if Term Loan B has not been paid in full prior to that date. The strike price will remain at $2.3125. The other terms and conditions of the option will remain the same.

(10) INCOME TAXES

     Federal income taxes are provided at a 35% rate. The Company has substantial federal net operating loss carryforwards ("NOLs"), which can be used to offset the tax liability associated with the Company's pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic financial statements. The Company's analysis for the quarters ended June 30, 2000 and 1999, resulted in an increase in the valuation allowance of $7.0 million and $5.0 million, respectively. Additional events could occur in the future, and would impact the quarterly recognition of the Company's estimate of the required valuation allowance associated with its NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(11) COMMITMENTS AND CONTINGENCIES

     The Company and Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage Corporation) filed suit in the Federal District Court for the Western District of Texas, Waco Division, against Chase Bank of Texas, N.A. and Chase Securities, Inc. in September 1999 seeking damages resulting from alleged violations by the defendants of the Bank Holding Company Act and from civil conspiracy engaged in by the defendants, and injunctive relief, arising from an engagement letter entered into between the Company and Chase Securities, Inc. relating to the sale assets or securities of Harbor Financial Group, Inc., Harbor Financial Mortgage Corporation and their subsidiaries (collectively "Harbor"). The Company alleges that Chase Bank of Texas, N.A. conditioned its extension of credit to Harbor on the retention of Chase Securities, Inc. by the Company and Harbor in violation of the Bank Holding Company Act. The Company has, in its First Amended Original Complaint filed in November 1999, sought a judicial declaration that the plaintiffs are not obligated to pay any commission to Chase Securities, Inc. under the engagement letter. The actual damages sought by the Company are in excess of $200,000,000. The Company also seeks recovery of three times its damages pursuant to the Bank Holding Company Act and recovery of its costs of court, including reasonable attorneys fees. A motion to dismiss the Texas suit was granted based upon a provision in the engagement letter that provided that any suit arising from the engagement letter would be pursued in the State of New York. The Company is appealing the order granting the dismissal of the suit.

     On October 4, 1999, Chase Securities, Inc. filed suit against the Company before the Supreme Court for the State of New York, County of New York:
Commercial Part seeking recovery of $2,400,000 as the balance of a transaction fee allegedly due it under the terms of the engagement letter, expenses of approximately $3,900, and other just and proper relief. The Company denies that it has any liability to Chase Securities, Inc. and intends to vigorously defend the suit. The Company has asserted as a defense to this action the violations of the Bank Holding Company Act asserted in the litigation pending before the Federal District Court for the Western District of Texas. The Company will amend its answer in the suit to include a counterclaim against Chase Securities, Inc. and an action against Chase Bank of Texas, N.A. under the Bank Holding Company Act as is asserted in the Texas suit.

     On October 14, 1999, Mortgage Corp. filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. In a motion filed in those proceedings requesting the appointment of a Chapter 11 Trustee, the debtors state that they were reviewing pre-petition transfers to the Company to determine if those transfers are avoidable. On December 14, 1999, the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. The Company believes that it has valid defenses to any allegations that might be made to avoid any pre-petition transfers in connection with the Mortgage Corp. bankruptcy proceedings.

     The Company is involved in various other legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

     The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At June 30, 2000, advances of $2.1 million had been made under the obligation.

(12) SUBSEQUENT EVENTS

     As of the filing date of this Form 10-Q, the Company is in final stages of closing the sale of 49% of its Auto Finance operation to IFA Incorporated (IFA), a wholly owned subsidiary of Bank of Scotland. The transaction, anticipated to close in August 2000, will generate $75 million in cash as described below and result in a gain of approximately $10 million. Simultaneously, Bank of Scotland and the Company will

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES complete a debt restructure which will result in reduced interest rates and fees, increased liquidity, and an extended maturity.

     The new entity formed to facilitate the transaction will be called Drive Financial Services LP ("Drive"). Bank of Scotland, through its wholly owned subsidiary IFA, will purchase 49% of this newly formed entity for $15 million and provide $60 million in term financing which will be used to repay indebtedness owed to FirstCity by its Auto Finance unit. Drive will be owned 49% by IFA, 31% by FirstCity, and the Auto Finance management group will retain its 20% interest in the platform. Bank of Scotland will provide a new $100 million warehouse line of credit to Drive. This new warehouse line is in addition to the current $100 million warehouse line with an affiliate of the Bank of America. FirstCity will provide a $4 million guaranty related to the residual assets acquired by Drive, resulting in a $4 million deferral of the $10 million gain.

     The indebtedness of FirstCity owed to its senior lenders under its Senior Facility, to IFA under its Subordinated Debt facility and certain other creditors will be reduced from $121 million to $46 million as a result of the Drive transaction. The remaining debt will be restructured into a new facility provided solely by Bank of Scotland and IFA which will provide for a maximum loan amount of $53 million comprised of a $10 million revolving Line of Credit, a $31 million Term Loan A and a $12 million Term Loan B, with reduced interest rates and fees and a maturity date of December 31, 2003. IFA will retain its option to acquire warrants for 1,975,000 shares of the Company's common stock obtained in the $25 million subordinated debt transaction reported at year end 1999. The strike price of $2.3125 will remain the same, but the exercise date under the option will be extended to August 31, 2001.

     Dividends on outstanding preferred stock of FirstCity will be restricted until Term Loan B is paid in full. Management of FirstCity intends to seek shareholder approval prior to year-end 2000 for the replacement of Term Loan B with a private placement of subordinated debt provided by certain insiders and other interested investors. If completed, the elimination of Term Loan B would clear the way for the Company to begin paying preferred dividends.

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

     The Company is in final stages of closing a major transaction that will generate significant cash to allow the Company to return to its emphasis in the Portfolio Asset Acquisition and Resolution business. FirstCity will sell 49% of its Auto Finance operation to IFA Incorporated (IFA), a wholly owned subsidiary of Bank of Scotland. The transaction, anticipated to close in August 2000, will generate $75 million in cash as described below and result in a gain of approximately $10 million. Simultaneously, Bank of Scotland and the Company will complete a debt restructure which will result in reduced interest rates and fees, increased liquidity, and an extended maturity.

     The new entity formed to facilitate the transaction will be called Drive Financial Services LP ("Drive"). The entity will assume the entire operations of the former FirstCity Funding platform created and developed by FirstCity and the Auto Finance management group in September of 1997. The platform will continue to be headquartered in Dallas, Texas. Bank of Scotland, through its wholly owned subsidiary IFA, will purchase 49% of this newly formed entity for $15 million and provide $60 million in term financing which will be used to repay indebtedness owed to FirstCity by its Auto Finance unit. Drive will be owned 49% by IFA, 31% by FirstCity, and the Auto Finance management group will retain its 20% interest in the platform. Bank of Scotland will provide a new $100 million warehouse line of credit to Drive. This new warehouse line is in addition to the current $100 million warehouse line with an affiliate of the Bank of America. The additional funding along with improved capital markets execution will provide the needed liquidity to allow this proven business model to mature with planned, controlled growth. FirstCity will provide a $4 million guaranty related to the residual assets acquired by Drive, resulting in a $4 million deferral of the $10 million gain.

     The indebtedness of FirstCity owed to its senior lenders under its Senior Facility, to IFA under its Subordinated Debt facility and certain other creditors will be reduced from $121 million to $46 million as a result of the Drive transaction. The remaining debt will be restructured into a new facility provided solely by Bank of Scotland and IFA which will provide for a maximum loan amount of $53 million comprised of a $10 million revolving Line of Credit, a $31 million Term Loan A and a $12 million Term Loan B, with reduced interest rates and fees and a maturity date of December 31, 2003. IFA will retain its option to acquire warrants for 1,975,000 shares of the Company's common stock obtained in the $25 million subordinated debt transaction reported at year end 1999. The strike price of $2.31 will remain the same, but the exercise date under the option will be extended to August 31, 2001.

     Dividends on outstanding preferred stock of FirstCity will be restricted until Term Loan B is paid in full. Management of FirstCity intends to seek shareholder approval prior to year-end 2000 for the replacement of Term Loan B with a private placement of subordinated debt provided by certain insiders and other interested investors. If completed, the elimination of Term Loan B would clear the way for the Company to begin paying preferred dividends.

     During the second quarter, the Portfolio Asset Acquisition and Resolution group of FirstCity entered into a $17 million loan facility with Cargill Financial Services, Inc. (Cargill). This facility is being used exclusively to provide equity in new portfolio acquisitions in partnerships with Cargill related entities. The new liquidity provided by the Cargill line together with the corporate debt restructure enables the Company to more aggressively pursue equity investments in portfolios, along with related fees generated from the servicing of the assets. The Company continues to see vast opportunities for investment and servicing in its domestic and international venues.

     In the second quarter, the Company reflected a $7 million increase in the valuation allowance related to the deferred tax asset. Such increase was based on revised financial projections which took into consideration, among other things, the impact on future earnings due to the anticipated reduced ownership interest and less reliance on "gain on sale" accounting for securitization transactions in the business plan of Drive. In addition, FirstCity postponed the securitization of its auto finance receivables, resulting in a marginal operating contribution from the Auto Finance unit, not taking into account loss provisions. A $5 million provision for loss from discontinued operations was recorded to reflect accruals necessary to complete the plan of discontinuation of the home equity segment. The Portfolio Asset Acquisition and Resolution business reflected a nominal operating contribution before a provision for impairment on owned real estate. Corporate interest reflects the cost of higher debt levels, which will be significantly reduced after the Drive transaction is closed.

     FirstCity incurred a loss of $14.0 million from continuing operations for the quarter ended June 30, 2000. After accruals for losses from discontinued operations of $5 million and accrued dividends on the Company's preferred stock, the loss to common shareholders was $19.6 million, or $2.35 per share on a diluted basis.

     Components of the quarterly loss are summarized below:

                                                      THREE MONTHS ENDED
INCOME/(LOSS) CONTRIBUTION                              JUNE 30, 2000
--------------------------                            ------------------
                                                       ($ IN MILLIONS)
Increase in the valuation allowance of the deferred
  tax asset........................................         $ (7.0)
Provision for loss from discontinued operations....           (5.0)
Consumer:
Provision for loan losses and impairment of
  residuals........................................           (1.1)
Operating Contribution.............................            0.8
Portfolio Asset Acquisition and Resolution:
Provision for impairment of real estate............           (1.6)
Operating Contribution.............................            0.8
Other:
Corporate interest.................................           (4.0)
Corporate overhead.................................           (1.9)
Preferred dividends accrued........................           (0.6)
                                                            ------
Net loss to common shareholders....................         $(19.6)
                                                            ======

     As of June 30, 2000, the Company was not in compliance with certain financial and other covenants in its Senior Facility and Subordinated Debt facility. The Company will obtain formal approval or waivers from the lenders as a part of the contemplated debt restructure.

     The sale of the Auto Finance operation and restructure of debt are not final as of the date of this Form 10-Q. While the Company believes that the sale of the interest in the Auto Finance operation and the debt restructure will close, there can be no assurances that the transaction will close in the event that unforeseen circumstances arise. In the event the transactions are not closed, the Company will continue to evaluate its liquidity position giving priority to assuring adequate funding levels for its two operating entities, but no assurances can be given that the Company will be able to secure additional liquidity.

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

     As a result of the significant period to period fluctuations in the revenues and earnings or losses of the Company's Portfolio Asset acquisition and resolution business, and the timing of securitization transactions of Consumer Corp., period to period comparisons of the Company's results of continuing operations may not be meaningful.

ANALYSIS OF REVENUES AND EXPENSES

     The following table summarizes the revenues and expenses of each of the Company's business segments and presents the contribution (loss) that each business makes to the Company's operations.

                       ANALYSIS OF REVENUES AND EXPENSES

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                     --------------------   -------------------
                                                       2000        1999       2000       1999
                                                     ---------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Gain on resolution of Portfolio Assets........  $     689   $    745   $  1,770   $  2,047
     Equity in earnings of Acquisition Partnerships
       and Servicing Entities......................      1,257      2,798      3,870      5,442
     Servicing fees................................      2,304        779      3,927      1,757
     Other.........................................        611        719      1,638      2,183
                                                     ---------   --------   --------   --------
          Total....................................      4,861      5,041     11,205     11,429
  Expenses:
     Salaries and benefits.........................      1,309      1,203      2,723      2,624
     Provision for loan and impairment losses......      1,604         --      1,604         --
     Interest and fees on notes payable............        771      1,156      1,391      2,272
     Asset level expenses, occupancy, data
       processing and Other........................      2,002      1,480      3,456      2,962
                                                     ---------   --------   --------   --------
          Total....................................      5,686      3,839      9,174      7,858
                                                     ---------   --------   --------   --------
  Operating contribution (loss), before direct
     taxes.........................................  $    (825)  $  1,202   $  2,031   $  3,571
                                                     =========   ========   ========   ========
  Operating contribution (loss), net of direct
     taxes.........................................  $    (827)  $  1,192   $  2,013   $  3,542
                                                     =========   ========   ========   ========
CONSUMER LENDING:
  Revenues:
     Gain on sale of automobile loans..............  $      --   $  6,445   $  2,836   $  6,445
     Interest income...............................      5,693      3,445     10,276      6,850
     Servicing fees................................      1,636      1,386      3,309      2,521
     Other.........................................         27         40         77         69
                                                     ---------   --------   --------   --------
          Total....................................      7,356     11,316     16,498     15,885
  Expenses:
     Salaries and benefits.........................      2,768      1,667      5,194      3,200
     Provision for loan and impairment losses......      1,126      1,939      2,231      1,962
     Interest and fees on notes payable............      1,460        894      2,568      1,646
     Occupancy, data processing and other..........      2,257      2,843      4,561      4,854
                                                     ---------   --------   --------   --------
          Total....................................      7,611      7,343     14,554     11,662
                                                     ---------   --------   --------   --------
  Operating contribution (loss), before direct
     taxes.........................................  $    (255)  $  3,973   $  1,944   $  4,223
                                                     =========   ========   ========   ========
  Operating contribution (loss), net of direct
     taxes.........................................  $    (255)  $  3,973   $  1,936   $  4,223
                                                     =========   ========   ========   ========
  Total operating contribution (loss), net of
     direct taxes..................................  $  (1,082)  $  5,165   $  3,949   $  7,765
                                                     =========   ========   ========   ========

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                     --------------------   -------------------
                                                       2000        1999       2000       1999
                                                     ---------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CORPORATE OVERHEAD:
  Corporate interest expense.......................  $   3,963   $  2,190   $  7,744   $  4,679
  Salaries and benefits, occupancy, professional
     and other income and expenses, net............      1,933      1,728      3,312      3,863
  Deferred tax provision from NOLs.................      7,000      5,000      7,000      5,003
                                                     ---------   --------   --------   --------
  Loss from continuing operations..................    (13,978)    (3,753)   (14,107)    (5,780)
  Loss from discontinued operations................     (5,000)   (40,128)    (5,000)   (39,603)
                                                     ---------   --------   --------   --------
  Net loss.........................................    (18,978)   (43,881)   (19,107)   (45,383)
  Preferred dividends..............................       (642)      (642)    (1,284)    (1,284)
                                                     ---------   --------   --------   --------
  Net loss to common shareholders..................  $ (19,620)  $(44,523)  $(20,391)  $(46,667)
                                                     =========   ========   ========   ========
SHARE DATA:
  Basic and diluted earnings (loss) per common
     share are as follows:
     Loss from continuing operations before
       accounting change per common share..........  $   (1.75)  $  (0.52)  $  (1.84)  $  (0.77)
     Discontinued operations per common share......      (0.60)     (4.84)     (0.60)     (4.77)
     Cumulative effect of accounting change........         --         --         --      (0.09)
     Net loss per common share.....................  $   (2.35)  $  (5.36)  $  (2.44)     (5.63)
     Weighted average common shares outstanding....      8,348      8,299      8,341      8,294
ORIGINATION AND OTHER FINANCIAL DATA:
  Commercial Corp.:
     Aggregate purchase price of assets acquired...  $ 154,398   $ 58,179   $168,027   $ 67,996
     Proceeds from resolution......................     41,580     43,590     75,148     78,202
  Consumer Corp.:
     Aggregate acquisition of automobile and other
       consumer receivables........................     50,182     55,008    111,342    108,744

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     The following table presents selected information regarding the revenues and expenses of the Company's Portfolio Asset acquisition and resolution business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                   PORTFOLIO ASSET ACQUISITION AND RESOLUTION

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         -------------------   -----------------
                                                           2000       1999      2000      1999
                                                         --------   --------   -------   -------
                                                                 (DOLLARS IN THOUSANDS)
GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
  Average investment:
     Nonperforming Portfolios..........................  $19,887    $29,319    $20,664   $31,074
     Performing Portfolios.............................   11,590     15,554     10,725    19,166
     Real estate Portfolios............................    6,077     10,372      6,643    10,851
  Gain on resolution of Portfolio Assets:
     Nonperforming Portfolios..........................      618        545      1,340     1,439
     Real estate Portfolios............................       71        200        430       608
                                                         -------    -------    -------   -------
          Total........................................  $   689    $   745    $ 1,770   $ 2,047
  Interest income on performing Portfolios.............  $   359    $   599    $   753   $ 1,487
  Gross profit percentage on resolution of Portfolio
     Assets:
     Nonperforming Portfolios..........................    27.63%     11.66%     26.29%    17.25%
     Real estate Portfolios............................    23.35%     14.45%     24.88%    22.69%
     Weighted average gross profit percentage..........    27.12%     12.31%     25.93%    18.58%
  Interest yield on performing Portfolios
     (annualized)......................................    12.39%     15.40%     14.03%    15.52%
Servicing fee revenues.................................  $ 2,304    $   779    $ 3,927   $ 1,757
PERSONNEL:
  Personnel expenses...................................  $ 1,309    $ 1,203    $ 2,723   $ 2,624
  Number of personnel (at period end):
     Production........................................       17         10
     Servicing.........................................       60         63
INTEREST EXPENSE:
  Average debt.........................................  $32,042    $56,012    $31,420   $58,664
  Interest expense.....................................      771      1,156      1,391     2,272
  Average cost (annualized)............................     9.62%      8.26%      8.85%     7.75%

     The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                            ACQUISITION PARTNERSHIPS

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         -------------------   -----------------
                                                           2000       1999      2000      1999
                                                         --------   --------   -------   -------
                                                                 (DOLLARS IN THOUSANDS)
REVENUES:
  Gain on resolution of Portfolio Assets...............  $23,074    $13,626    $36,812   $24,357
  Gross profit percentage on resolution of Portfolio
     Assets............................................    59.10%     36.30%     53.88%    36.25%
  Interest income......................................  $ 3,983    $ 3,248    $ 9,205   $ 6,584
  Other income.........................................      711        978      1,139     1,139
INTEREST EXPENSE:
  Interest expense.....................................  $11,447    $ 2,703    $15,412   $ 5,855
  Average cost (annualized)............................    10.25%     10.50%      9.48%     9.24%
OTHER EXPENSES:
  Servicing fees.......................................  $ 1,589    $ 1,071    $ 3,446   $ 2,509
  Legal................................................      621        662      1,510     1,219
  Property protection..................................      734        645      2,069     2,030
  Other................................................      597      2,774      1,888     4,087
                                                         -------    -------    -------   -------
          Total other expenses.........................    3,541      5,152      8,913     9,845
                                                         -------    -------    -------   -------
          Net earnings.................................  $12,780    $ 9,997    $22,831   $16,380
                                                         =======    =======    =======   =======
  Equity in earnings of Acquisition Partnerships.......  $ 1,228    $ 2,792    $ 3,820   $ 5,463
  Equity in earnings (loss) of Servicing Entities......       29          6         50       (21)
                                                         -------    -------    -------   -------
                                                         $ 1,257    $ 2,798    $ 3,870   $ 5,442
                                                         =======    =======    =======   =======

CONSUMER LENDING

     The following chart presents selected information regarding the revenues and expenses of Consumer Corp.'s consumer lending business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                CONSUMER LENDING

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                              JUNE 30,             JUNE 30,
                                                         -------------------   -----------------
                                                           2000       1999      2000      1999
                                                         --------   --------   -------   -------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST INCOME:
  Average loans and investments:
     Auto..............................................  $60,674    $32,556    $52,078   $32,597
     Investments.......................................   56,156     46,480     55,745    45,430
  Interest income:
     Auto..............................................    3,797      1,900      6,485     3,898
     Residual interests................................    1,778      1,435      3,541     2,703
  Average yield (annualized):
     Auto..............................................    25.03%     23.34%     24.90%    23.92%
     Investments.......................................    12.67%     12.35%     12.70%    11.90%
SERVICING FEE REVENUES.................................  $ 1,636    $ 1,386    $ 3,309   $ 2,521
PERSONNEL:
  Personnel expenses...................................  $ 2,768    $ 1,667    $ 5,194   $ 3,200
  Number of personnel (at period end):
     Production........................................      125        130
     Servicing.........................................      224        122
INTEREST EXPENSE:
  Average debt.........................................  $59,869    $43,678    $51,487   $38,418
  Interest expense.....................................    1,460        894      2,568     1,646
  Average cost (annualized)............................     9.75%      8.19%      9.98%     8.57%

PROVISION FOR INCOME TAXES

     The Company has substantial federal net operating loss carryforwards ("NOLs"), which expire through the year 2019, and can be used to offset the tax liability associated with the Company's pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic financial statements. The Company's analysis for the quarters ended June 30, 2000 and 1999 resulted in an increase in the valuation allowance of $7.0 million and $5.0 million, respectively. Additional events could occur in the future, and would impact the quarterly recognition of the Company's estimate of the required valuation allowance associated with its NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

     The Company reported a loss from continuing operations of $14.0 million in 2000 compared to a loss of $3.8 million in 1999. The loss from discontinued operations totaled $5.0 million in 2000 and $40.1 million in 1999. Net loss to common shareholders was $19.6 million in 2000 compared to $44.5 million in 1999. On a per share basis, basic and diluted net loss attributable to common shareholders was $2.35 in 2000 compared to $5.36 in 1999.

  Portfolio Asset Acquisition and Resolution

     Commercial Corp. purchased $154 million of Portfolio Assets during 2000 through the Acquisition Partnerships compared to $58.2 million in acquisitions in 1999. Commercial Corp.'s quarter end investment in Portfolio Assets decreased to $30.9 million in 2000 from $48.2 million in 1999. Commercial Corp. invested $4.9 million in equity in Portfolio Assets in 2000 compared to $4.5 million in 1999.

     Gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets decreased by 58% to $2.5 million in 2000 from $6.1 million in 1999. The net gain on resolution of Portfolio Assets was flat period to period. The weighted average gross profit percentage on the resolution of Portfolio Assets in 2000 was 27.1% as compared to 12.3% in 1999 primarily due to a $0.4 million cost adjustment in one portfolio asset in 1999.

     Equity in earnings of Acquisition Partnerships and Servicing
Entities. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships increased by 4% to $39.0 million in 2000 from $37.5 million in 1999 while the gross profit percentage increased to 59.1% in 2000 from 36.3% in 1999. The net result was an overall increase in the net income of the Acquisition Partnerships of 28% to $12.8 million in 2000 from $10.0 million in 1999. However, Commercial Corp.'s equity earnings from Acquisition Partnerships declined 56% to $1.3 million from $2.8 million due to smaller equity investments in recent partnership acquisitions.

     Servicing fee revenues. Servicing fees increased by 196% to $2.3 million in 2000 from $.8 million in 1999 primarily as a result of significant collections from acquisition partnerships formed during 1999.

     Other revenues. Other revenues were flat period to period.

     Operating expenses. Operating expenses increased by 48% to $5.7 million in 2000 from $3.8 million in 1999 primarily as a result of a provision for loan and impairment losses.

     Salaries and benefits were relatively level from period to period.

     The provision for loan and impairment losses totaled $1.6 million and can be attributed to the write-down in estimated fair value on one of the Acquisition Partnership asset pools.

     Interest on notes payable declined $.4 million or 33% due to average debt for the quarter declining 43% to $32.0 million in 2000 from $56.0 million in 1999. The decline in average debt was partially offset by increased interest rates, which averaged 9.62% versus 8.26% for the 2000 and 1999 periods, respectively.

     Asset level expenses, occupancy, data processing and other expenses increased $.5 million or 35%.

  Consumer Lending

     Gain on sale of automobile loans. There was no securitization of automobile loans in the 2000 quarter versus the sale of loans totaling $55.8 million, which generated a gain of $6.4 million, during the 1999 quarter.

     Interest income. Interest income on consumer loans increased by 65% to $5.7 million in 2000 from $3.4 million in 1999, reflecting increased levels of loan origination activity and an increase in the average balance of aggregate loans and investments held by Consumer Corp. during 2000.

     Service fees. Service fee income increased $.3 million or 18% as a result of the increase in the average servicing portfolio of securitized automobile loans to $221 million from $186 million for the 2000 and 1999 periods, respectively.

     Operating expenses. Total operating expenses were relatively flat period to period.

     Provision for loan losses on automobile receivables and impairment of residual interests decreased by $.8 million from 1999.

     Salaries and benefits increased by $1.1 million or 66% as a result of the higher number of employees required to support the growth in the servicing portfolio between periods. The average of the entire automobile loan servicing portfolio increased to $297 million from $221 million for the 2000 and 1999 periods, respectively.

     Interest expense increased by 63% to $1.5 million in 2000 from $.9 million in 1999 as a result of higher levels of debt and interest costs. Average debt increased 37% to $59.9 million from $43.7 million and the average interest cost increased to 9.75% from 8.19% in 2000 and 1999, respectively.

     Other expenses decreased $.6 million or 21% from 1999.

  Other Items Affecting Operations

     The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

     Corporate overhead. Company level interest expense increased by 81% to $4.0 million in 2000 from $2.2 million in 1999 as a result of higher levels of debt associated with the equity required to purchase Portfolio Assets, equity interests in Acquisition Partnerships and capital support to operating subsidiaries. Salary and benefits decreased 13% to $.9 million in 2000.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded a deferred tax provision of $7.0 million in 2000 and $5.0 million in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     The Company reported a loss from continuing operations of $14.1 million in 2000 compared to a loss of $5.8 million in 1999. The loss from discontinued operations totaled $5.0 million in 2000 and $39.6 million in 1999. Net loss to common shareholders was $20.4 million in 2000 compared to $46.7 million in 1999. On a per share basis, basic and diluted net loss attributable to common shareholders was $2.44 in 2000 compared to $5.63 in 1999. An accounting change related to SOP 98-5 resulted in a loss of $.8 million in the first quarter of 1999 or $0.09 per share.

  Portfolio Asset Acquisition and Resolution

     Commercial Corp. purchased $168 million of Portfolio Assets during 2000 through the Acquisition Partnerships compared to $68.0 million in acquisitions in 1999. Commercial Corp.'s quarter end investment in Portfolio Assets decreased to $30.9 million in 2000 from $48.2 million in 1999. Commercial Corp. invested $6.8 million in equity in Portfolio Assets in 2000 compared to $7.0 million in 1999.

     Gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets decreased by 38% to $6.8 million in 2000 from $11.0 million in 1999. The net gain on resolution of Portfolio Assets decreased by 14% to $1.8 million in 2000 from $2.0 million in 1999 as the result of lower collections. The weighted average gross profit percentage on the resolution of Portfolio Assets in 2000 was 25.9% as compared to 18.6% in 1999 primarily due to a $0.4 million cost adjustment in one portfolio asset in 1999.

     Equity in earnings of Acquisition Partnerships and Servicing
Entities. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships increased 1.7% to $68.3 million in 2000 from $67.2 million in 1999 while the gross profit percentage increased to 53.9% in 2000 from 36.3% in 1999. The net result was an overall increase in the net income of the Acquisition Partnerships of 39% to $22.8 million in 2000 from $16.4 million in 1999. However, Commercial Corp.'s equity earnings from Acquisition Partnerships declined

30% to $3.8 million in 2000 from $5.5 million in 1999 due to smaller equity investments in recent partnership acquisitions.

     Servicing fee revenues. Servicing fees increased by 124% to $3.9 million in 2000 from $1.8 million in 1999 primarily as a result of significant collections from acquisition partnerships formed during 1999 .

     Other revenues. Other revenues decreased by 25% to $1.6 million in 2000 compared to $2.2 million in 1999 principally as a result of lower interest income on performing portfolios.

     Operating expenses. Operating expenses increased 17% to $9.2 million in 2000 from $7.9 million in 1999 primarily as a result of a provision for loan and impairment losses.

     Salaries and benefits were relatively level from period to period.

     The provision for loan and impairment losses totaled $1.6 million and can be attributed to the write-down in estimated fair value on one of the Acquisition Partnership asset pools.

     Interest on notes payable declined $.9 million or 39% due to average debt for the quarter declining 43% to $31.4 million in 2000 from $58.7 million in 1999. The decline in average debt was partially offset by increased interest rates, which averaged 8.85% versus 7.75% for the 2000 and 1999 periods, respectively.

     Asset level expenses, occupancy, data processing and other expenses increased $.5 million or 17% from period to period.

  Consumer Lending

     Gain on sale of automobile loans. A gain of $2.8 million or 6.9% resulted from the securitization of automobile loans totaling $41 million in 2000 as compared to $6.4 million or 11.5% on the sale of $56 million in automobile loans in 1999. The percentage gain on sale of automobile loans decreased primarily due to a 9.9% weighted average coupon on the bonds created in the 2000 securitization compared to 5.8% on the bonds created in the 1999 securitization.

     Interest income. Interest income on consumer loans increased by 50% to $10.3 million in 2000 from $6.9 million in 1999, reflecting increased levels of loan origination activity and an increase in the average balance of aggregate loans and investments held by Consumer Corp. during 2000.

     Service fees. Service fee income increased $.8 million or 31% as a result of the increase in the average servicing portfolio of securitized automobile loans to $222 million from $165 million for the 2000 and 1999 periods, respectively.

     Operating expenses. Operating expenses increased by 25% to $14.6 million in 2000 from $11.7 million in 1999 primarily as a result of a increased interest expense and operating activity.

     Salaries and benefits increased by $2.0 million or 62% as a result of the higher number of employees required to support the growth in the servicing portfolio between periods. The average of the entire automobile loan servicing portfolio increased to $285 million from $202 million for the 2000 and 1999 periods, respectively.

     Provision for loan losses on automobile receivables and impairment of residual interests increased by $.3 million from 1999 primarily due to increased levels of charged off automobile loans held inventory.

     Interest expense increased by 56% to $2.6 million in 2000 from $1.6 million in 1999 as a result of higher levels of debt and interest costs. Average debt increased 34% to $51.5 million from $38.4 million and the average interest cost increased to 9.98% from 8.57% in 2000 and 1999, respectively.

     Other expenses for 2000 declined slightly by 6% from 1999.

  Other Items Affecting Operations

     The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

     Corporate overhead. Company level interest expense increased by 66% to $7.7 million in 2000 from $4.7 million in 1999 as a result of higher volumes of debt associated with the equity required to purchase Portfolio Assets, equity interests in Acquisition Partnerships and capital support to operating subsidiaries. Salary and benefits decreased 13% to $1.7 million in 2000.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded a deferred tax provision of $7.0 million in 2000 and $5.0 million in 1999.

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

     The indebtedness of FirstCity owed to its senior lenders under its Senior Facility, to IFA under its Subordinated Debt facility and certain other creditors will be reduced from $121 million to $46 million as a result of the Drive transaction. The remaining debt will be restructured into a new facility provided solely by Bank of Scotland and IFA which will provide for a maximum loan amount of $53 million comprised of a $10 million revolving Line of Credit, a $31 million Term Loan A and a $12 million Term Loan B, with reduced interest rates and fees and a maturity date of December 31, 2003. IFA will retain its option to acquire warrants for 1,975,000 shares of the Company's common stock obtained in the $25 million subordinated debt transaction reported at year end 1999. The strike price of $2.3125 will remain the same, but the exercise date under the option will be extended to August 31, 2001. FirstCity will provide a $4 million guaranty related to the residual assets acquired by Drive, resulting in a $4 million deferral of the $10 million gain.

     Dividends on outstanding preferred stock of FirstCity will be restricted until Term Loan B is paid in full. Management of FirstCity intends to seek shareholder approval prior to year-end 2000 for the replacement of Term Loan B with a private placement of subordinated debt provided by certain insiders and other interested investors. If completed, the elimination of Term Loan B would clear the way for the Company to begin paying preferred dividends.

     During the second quarter, the Portfolio Asset Acquisition and Resolution group of FirstCity entered into a $17 million loan facility with a Cargill affiliate. This facility is being used exclusively to provide equity in new portfolio acquisitions in partnerships with Cargill related entities. The new liquidity provided by the Cargill line together with the corporate debt restructure enables the Company to more aggressively pursue equity investments in portfolios, along with related fees generated from the servicing of the assets. The Company continues to see vast opportunities for investment and servicing in its domestic and international venues.

     As of June 30, 2000 the Company was not in compliance with certain financial and other covenants in its Senior Facility and Subordinated Debt facility. The Company will obtain formal approval or waivers from the lenders as a part of the contemplated debt restructure.

     The sale of the Auto Finance operation and restructure of debt are not final as of the date of this Form 10-Q. While the Company believes that the sale of the interest in the Auto Finance operation and the debt restructure will close, there can be no assurances that the transaction will close in the event that unforeseen circumstances arise. In the event the transactions are not closed, the Company will continue to evaluate its liquidity position giving priority to assuring adequate funding levels for its two operating entities, but no assurances can be given that the Company will be able to secure additional liquidity.

     Based on the above, management of the Company expects that it will be able to meet its obligations as they come due during 2000.

     The Company and each of its major operating subsidiaries have entered into one or more credit facilities to finance its respective operations. Each of the operating subsidiary credit facilities is nonrecourse to the Company, except as to the following agreements. The Company has guaranteed obligations of FC Capital Corp. to Lehman Commercial Paper, Inc. ($3,854,190 as of August 21,
2000), limited to an amount of up to $1,000,000, plus interest accruing after demand and collection costs under the guaranty, which arise out of or are related to that certain Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans dated as of March 31, 1998 between Lehman and Client, including the September 29, 1999 and December 8, 1999 letter agreements. The Company and FirstCity Funding L.P. are parties to an Insurance Agreement and Letter Agreement related to the FCAR LLC Retail Automobile Installment Loan Agreement Financing Facility provided by Enterprise Funding Corporation. These agreements require the Company and FirstCity Funding L.P., as servicer and seller, to (i) purchase nonconforming contracts in the event that the seller, the servicer, or the related originator fails to repurchase any contract which is required to be repurchased, (ii) pay certain premiums and other expenses, and
(iii) indemnify Enterprise Funding Corporation, the collateral agent, and the insurance provider. Additionally, the Company, pursuant to the terms of the Letter Agreement, agree to make certain secondary servicer advances.

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of June 30, 2000, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $272 million and outstanding borrowings of $232 million. The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of August 21, 2000 and the outstanding borrowings under such facilities as of June 30, 2000.

                               CREDIT FACILITIES

                                     FUNDED AND
                                      UNFUNDED     OUTSTANDING
                                     COMMITMENT    BORROWINGS
                                    AMOUNT AS OF      AS OF
                                     AUGUST 21,     JUNE 30,
                                        2000          2000       INTEREST RATE        OTHER TERMS AND CONDITIONS
                                    ------------   -----------   -------------   -------------------------------------
                                      (DOLLARS IN MILLIONS)
FIRSTCITY
Company Senior Facility...........      $ 88          $ 87       Libor + 4%      Secured by the assets of the Company,
                                                                                 expires June 30, 2001
Company senior subordinated
  term debt.......................        25            24       Prime + 3.75%   Secured by the assets of the Company,
                                                                                 expires December 20, 2003
Term credit facilities............        10             8       LIBOR + 5.0%    Secured by stock of an acquisition
                                                                 Fixed at        partnership and certain residual
                                                                 7.25%           interests, expires September 30, 2000
                                                                                 and January 3, 2001
COMMERCIAL CORP.
Term facility.....................         4             4       LIBOR + 4.0%    Term facility secured by existing
                                                                                 Portfolio Assets, expires June 15,
                                                                                 2001
Term acquisition facilities.......        21            21       Fixed at        Acquisition facilities for existing
                                                                 7.00% to        Portfolio Assets. Secured by
                                                                 7.66%           Portfolio Assets. Expires June 5,
                                                                                 2002 and November 7, 2002
Equity acquisition facility.......        17             8       LIBOR + 4.5%    Acquisition facility for the
                                                                                 investment in future acquisition
                                                                                 Partnerships. Expires March 31, 2001

                                     FUNDED AND
                                      UNFUNDED     OUTSTANDING
                                     COMMITMENT    BORROWINGS
                                    AMOUNT AS OF      AS OF
                                     AUGUST 21,     JUNE 30,
                                        2000          2000       INTEREST RATE        OTHER TERMS AND CONDITIONS
                                    ------------   -----------   -------------   -------------------------------------
                                      (DOLLARS IN MILLIONS)
CONSUMER CORP.
Warehouse facility................       100            73       Rate based on   Commercial paper conduit warehouse
                                                                 commercial      facility secured by automobile
                                                                 paper rates     receivables, expires September 30,
                                                                 combined with   2000
                                                                 certain
                                                                 facility fees
Term facility.....................         5             5       Prime + 1%      Term facility secured by residual
                                                                                 interests in automobile securitized
                                                                                 loans, expires August 15, 2000
Term fixed asset facilities.......         2             2       Fixed at        Secured by certain fixed assets,
                                                                 9.33% to        expires July 31, 2002 and 2003
                                                                 9.50%
                                        ----          ----
        Total.....................      $272          $232
                                        ====          ====
Unconsolidated Acquisition
  Partnerships Term acquisition
  facilities......................      $164          $164       Fixed at 8.5%   Senior and subordinated loans secured
                                        ====          ====       to 13%, LIBOR   by Portfolio Assets, various
                                                                 + 2% to 4%      maturities
                                                                 and Prime +
                                                                 1%

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company's strategic objectives and future performance, which are not historical fact, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect", "intend", "plan", "estimate", "believe", "will be", "will continue", "will likely result", and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, contingencies or failures to meet conditions to closing of anticipated transactions, the performance of the Company's subsidiaries and affiliates, assumptions underlying asset performance; the impact of certain covenants in loan agreements of the Company and its subsidiaries; the ability of the Company to utilize net operating loss carryforwards; the continued availability of the Company's credit facilities; uncertainties of any litigation that might arise in a bankruptcy proceeding; general economic conditions; interest rate risk; prepayment speeds; delinquency and default rates; credit loss rates; changes (legislative and otherwise) in the asset securitization industry; demand for the Company's services; residential and commercial real estate values; the degree to which the Company is leveraged; capital market conditions, including the markets for asset-backed securities; changes in foreign political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; the ability to attract and retain qualified personnel; factors more fully discussed and identified under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, risk factors and other risks identified in the Company's Annual Report on Form 10-K, filed April 6, 2000, and amended on May 1, 2000, as well as other Securities and Exchange Commission filings. Many of these factors are beyond the Company's control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based. FirstCity is a diversified financial services Company with operations dedicated to portfolio asset acquisition and resolution and consumer lending with offices in the US and with affiliate organizations in France and Mexico. Its common (FCFC) and preferred (FCFCO) stocks are listed on the NASDAQ National Market System.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company and Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage Corporation) filed suit in the Federal District Court for the Western District of Texas, Waco Division, against Chase Bank of Texas, N.A. and Chase Securities, Inc. in September 1999 seeking damages resulting from alleged violations by the defendants of the Bank Holding Company Act and from civil conspiracy engaged in by the defendants, and injunctive relief, arising from an engagement letter entered into between the Company and Chase Securities, Inc. relating to the sale assets or securities of Harbor Financial Group, Inc., Harbor Financial Mortgage Corporation and their subsidiaries (collectively "Harbor"). The Company alleges that Chase Bank of Texas, N.A. conditioned its extension of credit to Harbor on the retention of Chase Securities, Inc. by the Company and Harbor in violation of the Bank Holding Company Act. The Company has, in its First Amended Original Complaint filed in November 1999, sought a judicial declaration that the plaintiffs are not obligated to pay any commission to Chase Securities, Inc. under the engagement letter. The actual damages sought by the Company are in excess of $200,000,000. The Company also seeks recovery of three times its damages pursuant to the Bank Holding Company Act and recovery of its costs of court, including reasonable attorneys fees. A motion to dismiss the Texas suit was granted based upon a provision in the engagement letter that provided that any suit arising from the engagement letter would be pursued in the State of New York. The Company is appealing the order granting dismissal of the suit.

     On October 4, 1999, Chase Securities, Inc. filed suit against the Company before the Supreme Court for the State of New York, County of New York:
Commercial Part seeking recovery of $2,400,000 as the balance of a transaction fee allegedly due it under the terms of the engagement letter, expenses of approximately $3,900, and other just and proper relief. The Company denies that it has any liability to Chase Securities, Inc. and intends to vigorously defend the suit. The Company has asserted as a defense to this action the violations of the Bank Holding Company Act asserted in the litigation pending before the Federal District Court for the Western District of Texas. The Company will amend its answer in the suit to include a counterclaim against Chase Securities, Inc. and an action against Chase Bank of Texas, N.A. under the Bank Holding Company Act as is asserted in the Texas suit.

     On October 14, 1999, Mortgage Corp. filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. In a motion filed in those proceedings requesting the appointment of a Chapter 11 Trustee, the debtors state that they were reviewing pre-petition transfers to the Company to determine if those transfers are avoidable. On December 14, 1999, the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. The Company believes that it has valid defenses to any allegations that might be made to avoid any pre-petition transfers in connection with the Mortgage Corp. bankruptcy proceedings.

     The Company is involved in various other legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     In the third quarter of 1999, dividends on the Company's adjusting rate preferred stock were suspended. At June 30, 2000, accumulated dividends in arrears on such preferred stock totaled $2.6 million, or $2.10 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Joint Plan of Reorganization by First City Bancorporation
                            of Texas, Inc., Official Committee of Equity Security
                            Holders and J-Hawk Corporation, with the Participation of
                            Cargill Financial Services Corporation, Under Chapter 11
                            of the United States Bankruptcy Code, Case No.
                            392-39474-HCA-11 (incorporated herein by reference to
                            Exhibit 2.1 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          2.2            -- Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc.
                            and J-Hawk Corporation (incorporated herein by reference
                            to Exhibit 2.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated herein by reference to Exhibit 3.1
                            of the Company's Current Report on Form 8-K dated July 3,
                            1995 filed with the Commission on July 18, 1995).
          3.2            -- Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          4.1            -- Certificate of Designations of the New Preferred Stock
                            ($0.01 par value) of the Company. (incorporated herein by
                            reference to Exhibit 4.1 to the Company's Current Report
                            on Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.2            -- Warrant Agreement, dated July 3, 1995, by and between the
                            Company and American Stock Transfer & Trust Company, as
                            Warrant Agent (incorporated herein by reference to
                            Exhibit 4.2 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          4.3            -- Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor
                            Financial Mortgage Company Employees Pension Plan,
                            Lindsey Capital Corporation, Ed Smith and Thomas E.
                            Smith. (incorporated herein by reference to Exhibit 4.3
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 26, 1998).
          4.4            -- Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company.
                            (incorporated herein by reference to Exhibit 4.4 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.5            -- Registration Rights Agreement, dated March 24, 1998,
                            between the Company and Texas Commerce Shareholders
                            Company. (incorporated herein by reference to Exhibit 4.5
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 24, 1998).
         10.1            -- Trust Agreement of FirstCity Liquidating Trust, dated
                            July 3, 1995 (incorporated herein by reference to Exhibit
                            10.1 of the Company's Current Report on Form 8-K dated
                            July 3, 1995 filed with the Commission on July 18, 1995).
         10.2            -- Investment Management Agreement, dated July 3, 1995,
                            between the Company and FirstCity Liquidating Trust
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Current Report on Form 8-K dated July 3, 1995
                            filed with the Commission on July 18, 1995).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.3            -- Lock-Box Agreement, dated July 11, 1995, among the
                            Company, NationsBank of Texas, N.A., as lock-box agent,
                            FirstCity Liquidating Trust, FCLT Loans, L.P., and the
                            other Trust-Owned Affiliates signatory thereto, and each
                            of NationsBank of Texas, N.A. and Fleet National Bank, as
                            co-lenders (incorporated herein by reference to Exhibit
                            10.3 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.4            -- Custodial Agreement, dated July 11, 1995, among Fleet
                            National Bank, as custodian, Fleet National Bank, as
                            agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and
                            the Company (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.5            -- Tier 3 Custodial Agreement, dated July 11, 1995, among
                            the Company, as custodian, Fleet National Bank, as agent,
                            FCLT Loans, L.P., FirstCity Liquidating Trust, and the
                            Company, as servicer (incorporated herein by reference to
                            Exhibit 10.5 of the Company's Form 8-A/A dated August 25,
                            1995 filed with the Commission on August 25, 1995).
         10.6            -- 12/97 Amended and Restated Facilities Agreement, dated
                            effective as of December 3, 1997, among Harbor Financial
                            Mortgage Corporation, New America Financial, Inc., Texas
                            Commerce Bank National Association and the other
                            warehouse lenders party thereto. (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.7            -- Modification Agreement, dated January 26, 1998, to the
                            Amended and Restated Facilities Agreement, dated as of
                            December 3, 1997, among Harbor Financial Mortgage
                            Corporation, New America Financial, Inc. and Chase Bank
                            of Texas, National Association (formerly known as Texas
                            Commerce Bank National Association). (incorporated herein
                            by reference to Exhibit 10.7 of the company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.8            -- $50,000,000 3/98 Chase Texas Temporary Additional
                            Warehouse Note, dated March 17, 1998, by Harbor Financial
                            Mortgage Corporation and New America Financial, Inc., in
                            favor of Chase Bank of Texas, National Association.
                            (incorporated herein by reference to Exhibit 10.8 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.9            -- Employment Agreement, dated as of July 1, 1997, by and
                            between Harbor Financial Mortgage Corporation and Richard
                            J. Gillen. (incorporated herein by reference to Exhibit
                            10.9 of the Company's 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.10           -- Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R.
                            Brower, with similar agreements between FC Capital Corp.
                            and each of James H. Aronoff and Christopher J.
                            Morrissey. (incorporated herein by reference to Exhibit
                            10.10 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.11           -- Shareholder Agreement, dated as of September 8, 1997,
                            among FirstCity Funding Corporation, FirstCity
                            ConsumerLending Corporation, Thomas R. Brower, Scot A.
                            Foith, Thomas G. Dundon, R. Tyler Whann, Bradley C.
                            Reeves, Stephen H. Trent and Blake P. Bozman.
                            (incorporated herein by reference to Exhibit 10.11 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.12           -- Revolving Credit Loan Agreement, dated as of March 20,
                            1998, by and between FC Properties, Ltd. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.12 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.13           -- Revolving Credit Loan Agreement, dated as of February 27,
                            1998, by and between FH Partners, L.P. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.13 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.14           -- Note Agreement, dated as of June 6, 1997, among Bosque
                            Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
                            Investment Realty Partners, L.P. and Bankers Trust
                            Company of California, N.A. (incorporated herein by
                            reference to Exhibit 10.14 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.15           -- 60,000,000 French Franc Revolving Promissory Note, dated
                            September 25, 1997, by J-Hawk International Corporation
                            in favor of the Bank of Scotland. (incorporated herein by
                            reference to Exhibit 10.15 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.16           -- Loan Agreement, dated as of September 25, 1997, by and
                            between Bank of Scotland and J-Hawk International
                            Corporation. (incorporated herein reference to Exhibit
                            10.16 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.17           -- Guaranty Agreement, dated as of September 25, 1997, by
                            J-Hawk (incorporated herein by reference to Exhibit 10.17
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.18           -- Guaranty Agreement, dated as of September 25, 1997, by
                            FirstCity Financial Corporation in favor of Bank of
                            Scotland. (incorporated herein by reference to Exhibit
                            10.18 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.19           -- Warehouse Credit Agreement, dated as of May 17, 1996,
                            among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust
                            and National Auto Funding Corporation. (incorporated
                            herein by reference to Exhibit 10.19 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).
         10.20           -- Funding Commitment, dated as of May 17, 1996 by and
                            between ContiTrade Services L.L.C. and The Company.
                            (incorporated herein by reference to Exhibit 10.20 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.21           -- Revolving Credit Agreement, dated as of December 29,
                            1995, by and between the Company and Cargill Financial
                            Services Corporation, as amended by the Eighth Amendment
                            to Revolving Credit Agreement dated February 1998.
                            (incorporated herein by reference to Exhibit 10.21 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.22           -- Master Repurchase Agreement Governing Purchased and Sales
                            of Mortgage Loans, dated as of July 1998, between Lehman
                            Commercial Paper Inc. and FHB Funding Corp. (incorporated
                            herein by reference to Exhibit 10.1 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 18, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.23           -- Warehouse Credit Agreement, dated as of April 30, 1998
                            among ContiTrade Services, L.L.C., FirstCity Consumer
                            Lending Corporation, FirstCity Auto Receivables L.L.C.
                            and FirstCity Financial Corporation. (incorporated herein
                            by reference to Exhibit 10.2 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission August
                            16, 1998).
         10.24           -- Servicing Agreement, dated as of April 30, 1998 among
                            FirstCity Auto Receivables L.L.C. , FirstCity Servicing
                            Corporation of California, FirstCity Consumer Lending
                            Corporation and ContiTrade Services L.L.C. (incorporated
                            herein by reference to Exhibit 10.3 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 16, 1998).
         10.25           -- Security and Collateral Agreement, dated as of April 30,
                            1998 among FirstCity Auto Receivables L.L.C., ContiTrade
                            Services L.L.C. and Chase Bank of Texas, National
                            Association. (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 10-Q dated August 14, 1998,
                            filed with the Commission August 16, 1998).
         10.26           -- Loan Agreement, dated as of July 24, 1998, between
                            FirstCity Commercial Corporation and CFSC Capital Corp.
                            XXX (incorporated herein by reference Exhibit 10.5 of the
                            Company's Form 10-Q dated August 14, 1998, filed with the
                            Commission on August 18, 1998).
         10.27           -- Loan Agreement, dated April 8, 1998 between Bank of
                            Scotland and the Company (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
         10.28           -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.7 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
         10.29           -- Employment Agreement, dated October 1, 1998, by and
                            between FirstCity. Financial Mortgage Corporation, and
                            Buddy L. Terrell (incorporated herein by reference to
                            Exhibit 10.29 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).
         10.30           -- Security Agreement, dated as of April 30, 1998 among
                            Enterprise Funding Corporation, FCAR Receivables L.L.C.,
                            MBIA Insurance Corporation, FirstCity Funding
                            Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a
                            Loan Servicing enterprise (incorporated herein by
                            reference to Exhibit 10.30 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.31           -- Note purchase agreement, dated March 30, 1999 among
                            Enterprise Funding Corporation, FCAR Receivables, L.L.C.
                            and NationsBank, N.A. (incorporated herein by reference
                            to Exhibit 10.31 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).
         10.32           -- Custodian Agreement, dated March 30, 1999, among FCAR
                            Receivables L.L.C., FirstCity Funding Corporation,
                            NationsBank, N.A., Enterprise Funding Corporation and
                            Chase Bank of Texas, N.A.
         10.33           -- 100,000,000 dollar form of note, dated March 30, 1999
                            among FCAR Receivables LLC, Enterprise Funding
                            Corporation and Nationsbank, N.A.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
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

     (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Securities Exchange Commission during the quarterly period ended June 30, 2000.

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

                                            By:     /s/ J. BRYAN BAKER
                                              ----------------------------------
                                                        J. Bryan Baker
                                               Senior Vice President and Chief
                                                      Financial Officer
                                                 (Duly authorized officer and
                                              principal financial and accounting
                                                  officer of the Registrant)

Dated: August 21, 2000

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Joint Plan of Reorganization by First City Bancorporation
                            of Texas, Inc., Official Committee of Equity Security
                            Holders and J-Hawk Corporation, with the Participation of
                            Cargill Financial Services Corporation, Under Chapter 11
                            of the United States Bankruptcy Code, Case No.
                            392-39474-HCA-11 (incorporated herein by reference to
                            Exhibit 2.1 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          2.2            -- Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc.
                            and J-Hawk Corporation (incorporated herein by reference
                            to Exhibit 2.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated herein by reference to Exhibit 3.1
                            of the Company's Current Report on Form 8-K dated July 3,
                            1995 filed with the Commission on July 18, 1995).
          3.2            -- Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          4.1            -- Certificate of Designations of the New Preferred Stock
                            ($0.01 par value) of the Company. (incorporated herein by
                            reference to Exhibit 4.1 to the Company's Current Report
                            on Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.2            -- Warrant Agreement, dated July 3, 1995, by and between the
                            Company and American Stock Transfer & Trust Company, as
                            Warrant Agent (incorporated herein by reference to
                            Exhibit 4.2 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          4.3            -- Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor
                            Financial Mortgage Company Employees Pension Plan,
                            Lindsey Capital Corporation, Ed Smith and Thomas E.
                            Smith. (incorporated herein by reference to Exhibit 4.3
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 26, 1998).
          4.4            -- Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company.
                            (incorporated herein by reference to Exhibit 4.4 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.5            -- Registration Rights Agreement, dated March 24, 1998,
                            between the Company and Texas Commerce Shareholders
                            Company. (incorporated herein by reference to Exhibit 4.5
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 24, 1998).
         10.1            -- Trust Agreement of FirstCity Liquidating Trust, dated
                            July 3, 1995 (incorporated herein by reference to Exhibit
                            10.1 of the Company's Current Report on Form 8-K dated
                            July 3, 1995 filed with the Commission on July 18, 1995).
         10.2            -- Investment Management Agreement, dated July 3, 1995,
                            between the Company and FirstCity Liquidating Trust
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Current Report on Form 8-K dated July 3, 1995
                            filed with the Commission on July 18, 1995).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.3            -- Lock-Box Agreement, dated July 11, 1995, among the
                            Company, NationsBank of Texas, N.A., as lock-box agent,
                            FirstCity Liquidating Trust, FCLT Loans, L.P., and the
                            other Trust-Owned Affiliates signatory thereto, and each
                            of NationsBank of Texas, N.A. and Fleet National Bank, as
                            co-lenders (incorporated herein by reference to Exhibit
                            10.3 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.4            -- Custodial Agreement, dated July 11, 1995, among Fleet
                            National Bank, as custodian, Fleet National Bank, as
                            agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and
                            the Company (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.5            -- Tier 3 Custodial Agreement, dated July 11, 1995, among
                            the Company, as custodian, Fleet National Bank, as agent,
                            FCLT Loans, L.P., FirstCity Liquidating Trust, and the
                            Company, as servicer (incorporated herein by reference to
                            Exhibit 10.5 of the Company's Form 8-A/A dated August 25,
                            1995 filed with the Commission on August 25, 1995).
         10.6            -- 12/97 Amended and Restated Facilities Agreement, dated
                            effective as of December 3, 1997, among Harbor Financial
                            Mortgage Corporation, New America Financial, Inc., Texas
                            Commerce Bank National Association and the other
                            warehouse lenders party thereto. (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.7            -- Modification Agreement, dated January 26, 1998, to the
                            Amended and Restated Facilities Agreement, dated as of
                            December 3, 1997, among Harbor Financial Mortgage
                            Corporation, New America Financial, Inc. and Chase Bank
                            of Texas, National Association (formerly known as Texas
                            Commerce Bank National Association). (incorporated herein
                            by reference to Exhibit 10.7 of the company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.8            -- $50,000,000 3/98 Chase Texas Temporary Additional
                            Warehouse Note, dated March 17, 1998, by Harbor Financial
                            Mortgage Corporation and New America Financial, Inc., in
                            favor of Chase Bank of Texas, National Association.
                            (incorporated herein by reference to Exhibit 10.8 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.9            -- Employment Agreement, dated as of July 1, 1997, by and
                            between Harbor Financial Mortgage Corporation and Richard
                            J. Gillen. (incorporated herein by reference to Exhibit
                            10.9 of the Company's 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.10           -- Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R.
                            Brower, with similar agreements between FC Capital Corp.
                            and each of James H. Aronoff and Christopher J.
                            Morrissey. (incorporated herein by reference to Exhibit
                            10.10 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.11           -- Shareholder Agreement, dated as of September 8, 1997,
                            among FirstCity Funding Corporation, FirstCity
                            ConsumerLending Corporation, Thomas R. Brower, Scot A.
                            Foith, Thomas G. Dundon, R. Tyler Whann, Bradley C.
                            Reeves, Stephen H. Trent and Blake P. Bozman.
                            (incorporated herein by reference to Exhibit 10.11 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.12           -- Revolving Credit Loan Agreement, dated as of March 20,
                            1998, by and between FC Properties, Ltd. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.12 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.13           -- Revolving Credit Loan Agreement, dated as of February 27,
                            1998, by and between FH Partners, L.P. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.13 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.14           -- Note Agreement, dated as of June 6, 1997, among Bosque
                            Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
                            Investment Realty Partners, L.P. and Bankers Trust
                            Company of California, N.A. (incorporated herein by
                            reference to Exhibit 10.14 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.15           -- 60,000,000 French Franc Revolving Promissory Note, dated
                            September 25, 1997, by J-Hawk International Corporation
                            in favor of the Bank of Scotland. (incorporated herein by
                            reference to Exhibit 10.15 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.16           -- Loan Agreement, dated as of September 25, 1997, by and
                            between Bank of Scotland and J-Hawk International
                            Corporation. (incorporated herein reference to Exhibit
                            10.16 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.17           -- Guaranty Agreement, dated as of September 25, 1997, by
                            J-Hawk (incorporated herein by reference to Exhibit 10.17
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.18           -- Guaranty Agreement, dated as of September 25, 1997, by
                            FirstCity Financial Corporation in favor of Bank of
                            Scotland. (incorporated herein by reference to Exhibit
                            10.18 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.19           -- Warehouse Credit Agreement, dated as of May 17, 1996,
                            among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust
                            and National Auto Funding Corporation. (incorporated
                            herein by reference to Exhibit 10.19 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).
         10.20           -- Funding Commitment, dated as of May 17, 1996 by and
                            between ContiTrade Services L.L.C. and The Company.
                            (incorporated herein by reference to Exhibit 10.20 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.21           -- Revolving Credit Agreement, dated as of December 29,
                            1995, by and between the Company and Cargill Financial
                            Services Corporation, as amended by the Eighth Amendment
                            to Revolving Credit Agreement dated February 1998.
                            (incorporated herein by reference to Exhibit 10.21 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.22           -- Master Repurchase Agreement Governing Purchased and Sales
                            of Mortgage Loans, dated as of July 1998, between Lehman
                            Commercial Paper Inc. and FHB Funding Corp. (incorporated
                            herein by reference to Exhibit 10.1 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 18, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.23           -- Warehouse Credit Agreement, dated as of April 30, 1998
                            among ContiTrade Services, L.L.C., FirstCity Consumer
                            Lending Corporation, FirstCity Auto Receivables L.L.C.
                            and FirstCity Financial Corporation. (incorporated herein
                            by reference to Exhibit 10.2 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission August
                            16, 1998).
         10.24           -- Servicing Agreement, dated as of April 30, 1998 among
                            FirstCity Auto Receivables L.L.C. , FirstCity Servicing
                            Corporation of California, FirstCity Consumer Lending
                            Corporation and ContiTrade Services L.L.C. (incorporated
                            herein by reference to Exhibit 10.3 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 16, 1998).
         10.25           -- Security and Collateral Agreement, dated as of April 30,
                            1998 among FirstCity Auto Receivables L.L.C., ContiTrade
                            Services L.L.C. and Chase Bank of Texas, National
                            Association. (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 10-Q dated August 14, 1998,
                            filed with the Commission August 16, 1998).
         10.26           -- Loan Agreement, dated as of July 24, 1998, between
                            FirstCity Commercial Corporation and CFSC Capital Corp.
                            XXX (incorporated herein by reference Exhibit 10.5 of the
                            Company's Form 10-Q dated August 14, 1998, filed with the
                            Commission on August 18, 1998).
         10.27           -- Loan Agreement, dated April 8, 1998 between Bank of
                            Scotland and the Company (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
         10.28           -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.7 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
         10.29           -- Employment Agreement, dated October 1, 1998, by and
                            between FirstCity. Financial Mortgage Corporation, and
                            Buddy L. Terrell (incorporated herein by reference to
                            Exhibit 10.29 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).
         10.30           -- Security Agreement, dated as of April 30, 1998 among
                            Enterprise Funding Corporation, FCAR Receivables L.L.C.,
                            MBIA Insurance Corporation, FirstCity Funding
                            Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a
                            Loan Servicing enterprise (incorporated herein by
                            reference to Exhibit 10.30 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.31           -- Note purchase agreement, dated March 30, 1999 among
                            Enterprise Funding Corporation, FCAR Receivables, L.L.C.
                            and NationsBank, N.A. (incorporated herein by reference
                            to Exhibit 10.31 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).
         10.32           -- Custodian Agreement, dated March 30, 1999, among FCAR
                            Receivables L.L.C., FirstCity Funding Corporation,
                            NationsBank, N.A., Enterprise Funding Corporation and
                            Chase Bank of Texas, N.A.
         10.33           -- 100,000,000 dollar form of note, dated March 30, 1999
                            among FCAR Receivables LLC, Enterprise Funding
                            Corporation and Nationsbank, N.A.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
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