Form 10-Q
period 2000-09-30
FIRSTCITY FINANCIAL CORP
filed 2000-11-14
CIK 828678

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 033-19694

                        FIRSTCITY FINANCIAL CORPORATION
             (Exact name of Registrant as Specified in Its Charter)

                   DELAWARE                                      76-0243729
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                       Identification No.

             6400 IMPERIAL DRIVE,
                   WACO, TX                                        76712
   (Address of Principal Executive Offices)                      (Zip Code)

                                 (254) 751-1750
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of common stock, par value $.01 per share, outstanding at November 14, 2000 was 8,365,119.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS

Cash and cash equivalents...................................    $  9,587        $ 11,263
Portfolio Assets, net.......................................      24,084          39,437
Loans receivable, net.......................................      11,008          30,144
Residual interests in securitizations.......................          --          55,661
Equity investments..........................................      33,102          31,104
Deferred tax benefit, net...................................      20,101          27,101
Other assets, net...........................................       7,839          15,786
Net assets of discontinued operations.......................      19,918          20,126
                                                                --------        --------
          Total Assets......................................    $125,639        $230,622
                                                                ========        ========

             LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable.............................................    $ 81,864        $169,792
  Other liabilities.........................................       6,059           7,278
                                                                --------        --------
          Total Liabilities.................................      87,923         177,070
Commitments and contingencies...............................          --              --
Redeemable preferred stock:
  Adjusting rate preferred stock, including accumulated
     dividends in arrears of $3,210 and $1,284, respectively
     (par value $.01; redemption value of $21 per share;
     2,000,000 shares authorized; 1,222,901 shares issued
     and outstanding).......................................      28,891          26,965
Shareholders' equity:
  Optional preferred stock (par value $.01 per share;
     98,000,000 shares authorized; no shares issued or
     outstanding)...........................................          --              --
  Common stock (par value $.01 per share; 100,000,000 shares authorized; issued and outstanding: 8,365,119 and
     8,333,300 shares, respectively)........................          84              83
  Paid in capital...........................................      79,629          79,562
  Accumulated deficit.......................................     (69,978)        (52,663)
  Accumulated other comprehensive loss......................        (910)           (395)
                                                                --------        --------
          Total Shareholders' Equity........................       8,825          26,587
                                                                --------        --------
          Total Liabilities, Redeemable Preferred Stock and
            Shareholders' Equity............................    $125,639        $230,622
                                                                ========        ========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   --------------------
                                                          2000       1999        2000       1999
                                                         -------   ---------   --------   ---------
Revenues:
  Servicing fees.......................................  $2,553    $  2,068    $  9,789   $   6,346
  Gain on resolution of Portfolio Assets...............     993       1,335       2,763       3,382
  Equity in earnings of investments....................   1,570       3,106       5,440       8,548
  Interest income......................................   2,823       6,009      13,887      14,493
  Gain on sale of interest in subsidiary...............   8,091          --       8,091          --
  Gain on sale of automobile loans.....................      --          --       2,836       6,445
  Other income.........................................     156         571       1,446       1,248
                                                         ------    --------    --------   ---------
          Total revenues...............................  16,186      13,089      44,252      40,462
Expenses:
  Interest and fees on notes payable...................   4,350       4,864      16,053      13,461
  Salaries and benefits................................   4,587       3,733      14,201      11,499
  Provision for loan and impairment losses.............      89       1,074       3,924       3,036
  Occupancy, data processing, communication and
     other.............................................   4,198       4,719      14,085      13,140
                                                         ------    --------    --------   ---------
          Total expenses...............................  13,224      14,390      48,263      41,136
          Earnings (loss) from continuing operations
            before income taxes, minority interest and
            accounting change..........................   2,962      (1,301)     (4,011)       (674)
Provision for income taxes.............................      94          16       7,415       5,048
                                                         ------    --------    --------   ---------
Earnings (loss) from continuing operations before
  minority interest and accounting change..............   2,868      (1,317)    (11,426)     (5,722)
Minority interest......................................      17         124         204        (486)
Cumulative effect of accounting change.................      --          --          --        (765)
                                                         ------    --------    --------   ---------
          Earnings (loss) from continuing operations...   2,885      (1,193)    (11,222)     (6,973)
Loss from discontinued operations, net of income
  taxes................................................      --     (62,734)     (5,000)   (102,337)
Extraordinary gain, net of income taxes................     833          --         833          --
                                                         ------    --------    --------   ---------
          Net earnings (loss)..........................   3,718     (63,927)    (15,389)   (109,310)
Preferred dividends(1).................................    (642)       (642)     (1,926)     (1,926)
                                                         ------    --------    --------   ---------
          Net earnings (loss) to common shareholders...  $3,076    $(64,569)   $(17,315)  $(111,236)
                                                         ======    ========    ========   =========
Basic and diluted earnings (loss) per common share are
  as follows:
  Earnings (loss) from continuing operations before
     accounting change per common share................  $ 0.27    $  (0.22)   $  (1.57)  $   (0.98)
  Cumulative effect of accounting change...............      --          --          --       (0.09)
  Discontinued operations per common share.............      --       (7.55)      (0.60)     (12.33)
  Extraordinary gain...................................    0.10          --        0.10          --
  Net earnings (loss) per common share.................  $ 0.37    $  (7.77)   $  (2.07)  $  (13.40)
  Weighted average common shares outstanding...........   8,357       8,314       8,346       8,301

---------------

(1) Includes accumulated dividends in arrears after June 30, 1999.

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                          ACCUMULATED
                                                            RETAINED         OTHER
                           NUMBER OF                        EARNINGS     COMPREHENSIVE       TOTAL
                            COMMON     COMMON   PAID IN   (ACCUMULATED      INCOME       SHAREHOLDERS'
                            SHARES     STOCK    CAPITAL     DEFICIT)        (LOSS)          EQUITY
                           ---------   ------   -------   ------------   -------------   -------------
BALANCES, DECEMBER 31,
  1998...................  8,287,959    $83     $78,456    $  58,061         $ 355         $ 136,955
Purchase of shares
  through employee stock
  purchase plan..........     45,341     --         231           --            --               231
Issuance of common stock
  warrant................         --     --         875           --            --               875
Comprehensive loss:
  Net loss for 1999......         --     --          --     (108,156)           --          (108,156)
  Foreign currency
     items...............         --     --          --           --          (750)             (750)
                                                                                           ---------
Total comprehensive
  loss...................                                                                   (108,906)
                                                                                           ---------
Preferred dividends......         --     --          --       (2,568)           --            (2,568)
                           ---------    ---     -------    ---------         -----         ---------
BALANCES, DECEMBER 31,
  1999...................  8,333,300     83      79,562      (52,663)         (395)           26,587
Purchase of shares
  through employee stock
  purchase plan..........     31,819      1          67           --            --                68
Comprehensive loss:
  Net loss for the first
     nine months of
     2000................         --     --          --      (15,389)           --           (15,389)
  Foreign currency
     items...............         --     --          --           --          (515)             (515)
                                                                                           ---------
Total comprehensive
  loss...................                                                                    (15,904)
                                                                                           ---------
Preferred dividends......         --     --          --       (1,926)           --            (1,926)
                           ---------    ---     -------    ---------         -----         ---------
BALANCES, SEPTEMBER 30,
  2000...................  8,365,119    $84     $79,629    $ (69,978)        $(910)        $   8,825
                           =========    ===     =======    =========         =====         =========

          See accompanying notes to consolidated financial statements

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Cash flows from operating activities:
  Net loss..................................................  $ (15,389)  $(109,310)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Loss from discontinued operations......................      5,000     102,337
     Proceeds from resolution of Portfolio Assets...........     11,781      16,985
     Gain on resolution of Portfolio Assets.................     (2,763)     (3,382)
     Purchase of Portfolio Assets and loans receivable,
      net...................................................    (11,512)       (281)
     Origination of automobile receivables, net of purchase
      discount..............................................   (106,311)   (131,863)
     Provision for loan and impairment losses...............      3,924       3,036
     Equity in earnings of investments......................     (5,440)     (8,548)
     Proceeds from performing Portfolio Assets and loans
      receivable, net.......................................     51,716      61,009
     Decrease in net deferred tax asset.....................      7,000       5,061
     Depreciation and amortization..........................      1,753       2,125
     Increase in other assets...............................      1,114      10,139
     Deferred gain from sale of interest in subsidiary......     (4,000)         --
     Gain on sale of interest in subsidiary.................     (8,091)         --
     Increase (decrease) in other liabilities...............     (1,717)      2,379
                                                              ---------   ---------
          Net cash used in operating activities.............    (72,935)    (50,313)
                                                              ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of interest in subsidiary..............     15,000          --
  Proceeds on notes receivable from sale of interest in
     subsidiary.............................................     60,000          --
  Property and equipment, net...............................        405      (4,953)
  Contributions to Acquisition Partnerships and Servicing
     Entities...............................................     (3,136)    (15,357)
  Distributions from Acquisition Partnerships and Servicing
     Entities...............................................      7,444      28,370
                                                              ---------   ---------
          Net cash provided by investing activities.........     79,713       8,060
                                                              ---------   ---------
Cash flows from financing activities:
  Borrowings under notes payable............................    132,627     190,702
  Payments of notes payable.................................   (136,357)   (137,114)
  Proceeds from issuance of common stock....................         68         215
  Preferred dividends paid..................................         --      (1,926)
                                                              ---------   ---------
          Net cash provided by (used in) financing
            activities......................................     (3,662)     51,877
                                                              ---------   ---------
          Net cash provided by continuing operations........      3,116       9,624
          Net cash used by discontinued operations..........     (4,792)     (2,680)
                                                              ---------   ---------
Net increase (decrease) in cash and cash equivalents........     (1,676)      6,944
Cash and cash equivalents, beginning of period..............     11,263       5,955
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $   9,587   $  12,899
                                                              =========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest...............................................  $  13,671   $  11,178
     Income taxes...........................................  $     638   $      53
  Non-cash investing activities:
     Residual interests received as a result of sales of
      loans through securitizations.........................  $   5,713   $  11,957
  Non-cash financing activities:
     Dividends accumulated and not paid on preferred
      stock.................................................  $   1,926   $     642

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) BASIS OF PRESENTATION AND EARNINGS (LOSS) PER COMMON SHARE

     The unaudited consolidated financial statements of FirstCity Financial Corporation ("FirstCity" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity's financial position at September 30, 2000, the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and the cash flows for the nine-month periods ended September 30, 2000 and 1999.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimation of future collections on purchased portfolio assets used in the calculation of net gain on resolution of portfolio assets, interest rate environments, valuation of the deferred tax asset, and prepayment speeds and collectibility of loans held in inventory, securitization trusts and for investment. Actual results could differ materially from those estimates. Certain amounts in the financial statements for prior periods have been reclassified to conform with current financial statement presentation.

     In the third quarter of 2000, FirstCity Consumer Lending Corporation ("Consumer Corp."), a wholly-owned subsidiary of FirstCity, completed a sale of a 49% equity interest in its automobile finance operation to IFA Drive GP Holdings LLC ("IFA-GP") and IFA Drive LP Holdings LLC ("IFA-LP"), wholly-owned subsidiaries of IFA Incorporated ("IFA"), for a purchase price of $15 million cash pursuant to the terms of a Securities Purchase Agreement dated as of August 18, 2000 (the "Securities Purchase Agreement"), by and among the Company, Consumer Corp., FirstCity Funding LP ("Funding LP"), and FirstCity Funding GP Corp. ("Funding GP"), IFA-GP and IFA-LP (see Note 2 for further discussion). As a result of this sale, the Company no longer consolidates the financial statements of its automobile finance operation since August 1, 2000, but instead records its investment under the equity method of accounting. Certain amounts in the financial statements related to the automobile finance operation have been adjusted in order to deconsolidate these amounts for financial statement presentation. Also, in relation to the sale, the Bank of Scotland forgave a loan fee in the amount of $2.5 million, which resulted in accrued loan fees of $.8 million owed to the senior lender being recorded as an extraordinary gain in the consolidated financial statements.

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

     The effects of any common stock equivalents are antidilutive for the three months ended September 30, 1999 and the nine months ended September 30, 2000 and 1999 due to the net loss for the periods; therefore, diluted earnings (loss) per common share is reported the same as basic earnings (loss) per common share. For the three months ended September 30, 2000 there were not any common stock equivalents; therefore, diluted earnings (loss) per common share is reported the same as basic earnings (loss) per common share.

(2) RESTRUCTURE, LIQUIDITY AND CAPITAL RESOURCES

     Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to the Acquisition Partnerships, retirement of and dividends on preferred stock, and other investments by the Company. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt and dividends from the Company's subsidiaries, short-

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES term borrowings from revolving lines of credit, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

     As stated in Note 1, in the third quarter of 2000, Consumer Corp. completed the sale of a 49% equity interest in its automobile finance operation to IFA-GP and IFA-LP. The transaction generated $75 million in cash as described below and resulted in a gain of $12.1 million. Simultaneously, Bank of Scotland and the Company completed a debt restructure, which resulted in reduced interest rates and fees, increased liquidity, and an extended maturity. Additionally, this transaction brought FirstCity into compliance under its lending covenants and cured any defaults that may have existed prior to the restructure.

     The new entity formed to facilitate the transaction is Drive Financial Services LP ("Drive"). IFA, through wholly owned subsidiaries formed for the purpose of the acquisition, purchased 49% of this newly formed entity for $15 million and IFA provided $60 million in term financing to Drive and its subsidiary, Drive ABS LP, which was used to repay indebtedness owed to FirstCity by its automobile finance operation. After taking into effect the sale of the 49% interest to IFA-GP and IFA-LP, the ownership of Drive is allocated as follows: 49% of Drive is owned (directly and indirectly) by IFA-GP and IFA-LP, 31% of Drive is owned (directly and indirectly) by Consumer Corp., and 20% of Drive is owned (directly and indirectly) by Thomas R. Brower, Scot A. Foith, Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves, Stephen H. Trent and Blake
P. Bozman (the "Auto Finance Management Group"). The Auto Finance Management Group consists of officers and shareholders of Funding GP and limited partners of Funding LP who indirectly and directly owned the remaining 20% equity interest in Funding LP. The Company has reflected the Auto Finance Management Group's 20% equity interest in Funding LP as a minority interest in the consolidated financial statements. The Company provided a guaranty limited to a maximum amount of up to $4 million of the $60 million term loan by IFA. The Company, Consumer Corp. and Funding LP secured the guaranty with a security interest in their respective ownership interests in Consumer Corp., Funding LP and Drive. IFA provided a new $100 million warehouse line of credit to Drive. This new warehouse line is in addition to the current $100 million warehouse line with Enterprise Funding Corporation, an affiliate of Bank of America. The $4 million guaranty by the Company resulted in a $4 million deferral of the $12.1 million gain. As a result of this transaction, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments.

     As a result of the sale of the 49% interest in the automobile finance operation, the Company reduced the outstanding debt under its senior and subordinate facilities from $113 million to approximately $44 million. The Company also retired approximately $6.4 million of debt owed to other lenders. The Company, the Bank of Scotland, as agent, The Governor and Company of the Bank of Scotland and IFA (collectively, the "Lenders"), entered into a Second Amendment to Amended and Restated Loan Agreement dated as of August 18, 2000 (the "Second Amendment") pursuant to which the remaining debt under the Company's senior and subordinate debt facilities was restructured into a new loan facility that provides for a maximum aggregate loan amount of $53 million. The restructured facility is comprised of a $10 million Revolving Line of Credit, a $31 million Term Loan A and a $12 million Term Loan B. The loans under the restructured loan facility mature December 31, 2003, and carry pricing of LIBOR plus 2.5% for the Revolving Line of Credit and Term Loan A and prime rate for Term Loan B. In the restructure, the Bank of Scotland forgave a fee in the amount of $2.5 million which resulted in accrued loan fees of $.8 million owed to the senior lender being recorded as an extraordinary gain in the consolidated financial statements. The Second Amendment provides for a facility fee of $.5 million and a prepayment fee of $.5 million. The restructured loan facility requires the consent of the Lenders prior to payment of any common and preferred dividends. The Company obtained waivers or modifications under the Second Amendment that bring the Company into compliance under the facility and cured defaults that existed prior to the restructure.

     IFA retained the warrant for the purchase of 425,000 shares of the Company's voting common stock at $2.3125 per share (the closing price on December 21, 1999), which was issued in connection with the debt

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES restructure in December 1999. In connection with the execution of the Second Amendment, the Company and IFA amended the option to obtain a warrant for 1,975,000 shares of non-voting stock, which was granted in December 1999 in connection with the $25 million subordinated debt facility. The option, as amended, allows IFA to acquire a warrant to acquire 1,975,000 shares of the Company's non-voting common stock; the option can be exercised after August 31, 2001 if Term Loan B remains outstanding, but not prior to such date. The strike price of $2.3125 will remain the same. In the event that prior to August 31, 2001 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting stock will terminate. In the event that Term Loan B is terminated prior to August 31, 2001 through a transaction involving the issuance of warrants, IFA is entitled to additional warrants in connection with its existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's common stock.

     Dividends on outstanding preferred stock of FirstCity will be restricted until Term Loan B is paid in full. The Company stated previously that it intended to seek stockholder approval prior to the end of fiscal year 2000 for the replacement of Term Loan B with a private placement of subordinated debt provided by certain insiders and other interested investors. At that time it was contemplated that warrants for common stock would be issued in connection with the private placement. FirstCity, however, is limited in its ability to issue common shares and warrants due to change of control issues related to its substantial net operating loss carryforwards. While the private placement originally contemplated would allow for the payment of future dividends on the preferred stock, management believes that a more strategic utilization of its available common shares and warrants would better serve the long-term interests of the Company's stockholders. The Company currently does not plan to pursue the private placement at this time. Management will continue to evaluate alternatives to repay Term Loan B prior to August 31, 2001 to terminate the option to obtain warrants to acquire the 1,975,000 shares of the Company's common stock. This would allow the Company to utilize these shares in a transaction that the Company believes would maximize long-term stockholder value.

     During the second quarter of 2000, the Portfolio Asset Acquisition and Resolution group of the Company entered into a $17 million loan facility with Cargill Financial Services, Inc. ("Cargill"). This facility is being used exclusively to provide equity in new portfolio acquisitions in partnerships with Cargill related entities. As of September 30, 2000, the Company has $6 million of availability under this facility.

     Management believes that the IFA debt described above along with the liquidity from the Cargill line, the related fees generated from the servicing of assets and equity distributions (totaling approximately $9.2 million for the first nine months of 2000) from existing Acquisition Partnerships and wholly-owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

(3) DISCONTINUED OPERATIONS

     Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage Corp.) and its subsidiaries (collectively referred to as "Mortgage Corp."), and FC Capital Corp. ("Capital Corp."). These entities comprise the operations that were previously reported as the Company's residential and commercial mortgage banking business. As formal termination plans were adopted and historical business operations at each entity have ceased, the results of operations for 1999 have been reflected as discontinued operations in the accompanying consolidated statements of operations. Additionally, the net assets related to the resolution of activity from the discontinued operations have been reflected in the accompanying consolidated balance sheets. The results of operations from discontinued operations for 1999 were composed of an operating loss of $39.1 million, the Company's write-off of its investment of $50.5 million in Mortgage Corp. and the write down of its net investment in Capital Corp. by $12.7 million. The following is a summary of activity related to each of the entities' operations.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     Mortgage Corp. -- During the third quarter of 1999, Mortgage Corp. incurred significant losses from operations and the liquidation of certain assets. Ultimately, on October 14, 1999, Mortgage Corp. filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. On December 14, 1999 the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. In the filings, the stated assets of Mortgage Corp. were approximately $95 million and the stated liabilities were approximately $98 million. Additionally, it is anticipated that the liquidation of any remaining assets will yield proceeds, which are less than the stated amount of the assets as listed in the filings. The Company does not guarantee any of the debt of Mortgage Corp. Furthermore, management of the Company was not involved in the daily operations of Mortgage Corp. during a significant portion of the third quarter of 1999 and no longer had access to financial records of Mortgage Corp.

     Based on the above, Mortgage Corp. was deemed insolvent and the Company wrote off its entire investment in and advances to (collectively referred to as the Net Investment) Mortgage Corp.

     Capital Corp. -- Management of the Company made the decision to completely exit all mortgage banking activities due to the significant negative impact realized from Mortgage Corp. The Company ceased acquiring mortgage loans under Capital Corp.'s platform during the fourth quarter of 1999. At September 30, 2000, Capital Corp. had loans totaling $1.1 million remaining in its inventory, substantially all of which were sold in October 2000.

     It is projected that the only assets remaining from Capital Corp.'s operations will be the investment securities resulting from the retention of residual interests in securitization transactions completed by Capital Corp. The Company has considered the estimated future income from such investment securities in the computation of the loss from discontinued operations.

     The net assets from discontinued operations consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Investment securities, net of valuation allowance...........     $24,741        $28,602
Accrual for loss on operations and disposal of discontinued
  operations, net...........................................      (4,823)        (8,476)
                                                                 -------        -------
          Net assets of discontinued operations.............     $19,918        $20,126
                                                                 =======        =======

An accrual of $5.0 million for costs to complete the plan of discontinuation was recorded in the second quarter of 2000. No additional accrual was deemed necessary by management during the third quarter of 2000.

(4) PORTFOLIO ASSETS

     Portfolio Assets are summarized as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Non-performing Portfolio Assets.............................    $ 68,904        $ 82,291
Performing Portfolio Assets.................................       3,111           7,983
Real estate Portfolios......................................       4,475           7,663
                                                                --------        --------
          Total Portfolio Assets............................      76,490          97,937
Adjusted purchase discount required to reflect Portfolio
  Assets at carrying value..................................     (52,406)        (58,500)
                                                                --------        --------
          Portfolio Assets, net.............................    $ 24,084        $ 39,437
                                                                ========        ========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The Company recorded an allowance for impairment on a real estate Portfolio in the amount of $1,604 in the second quarter of 2000, and no additional impairment was made during the third quarter of 2000 or for the year ending 1999. Portfolio Assets are pledged to secure non-recourse notes payable.

(5) LOANS RECEIVABLE

     A significant portion of the automobile loans were transferred to Drive in connection with the sale of the 49% equity interest in the Company's automobile finance operation. Loans receivable are summarized as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Automobile and consumer finance receivables.................     $   519        $37,718
Other loans held for investment.............................      10,489            883
Allowance for loan losses...................................          --         (8,457)
                                                                 -------        -------
          Loans receivable, net.............................     $11,008        $30,144
                                                                 =======        =======

     The activity in the allowance for loan losses is summarized as follows for the periods indicated:

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
Balances, beginning of period...............................  $  8,457   $ 5,894
Provision for loan losses...................................       722        52
Discounts acquired..........................................    18,989    20,650
Allocation of reserves to sold loans........................    (5,606)   (7,890)
Charge off activities:
  Principal balances charged off............................    (8,941)   (2,679)
  Recoveries................................................     1,902     1,518
                                                              --------   -------
          Net charge offs...................................     (7039)   (1,161)
Adjustment from sale of interest in Drive...................   (15,523)       --
                                                              --------   -------
Balances, end of period.....................................  $     --   $17,545
                                                              ========   =======

(6) RESIDUAL INTERESTS IN SECURITIZATIONS

     The Company had residual interests in securitizations (which were transferred to Drive in connection with the Company's sale of the 49% equity interest in its automobile finance operations) consisting of rated securities, retained interests, servicing interests and related interest only strips (collectively referred to as residual interests), which were attributable to loans sold through securitization transactions by the Company. Residual interests were comprised of the following as of the dates indicated:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Rated securities............................................       $--          $ 1,313
Residual interests..........................................        --           62,167
Accrued interest............................................        --              565
Valuation allowance.........................................        --           (8,384)
                                                                   ---          -------
                                                                   $--          $55,661
                                                                   ===          =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The activity related to residual interests for 2000 and 1999 is as follows:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Balance, beginning of period................................  $ 55,661   $ 41,849
Residual interests received from securitizations............     5,713     11,957
Cost allocated from securitizations.........................     1,694         --
Interest accreted...........................................     4,077      4,098
Cash received from trusts...................................   (16,919)   (11,835)
Provision for permanent impairment of value.................    (1,598)    (2,984)
Adjustment from sale of interest in Drive...................   (48,628)        --
                                                              --------   --------
Balance, end of period......................................  $     --   $ 43,085
                                                              ========   ========

(7) EQUITY INVESTMENTS

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

                       CONDENSED COMBINED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Assets......................................................    $554,244        $324,954
                                                                ========        ========
Liabilities.................................................     433,094         210,967
Net equity..................................................     121,150         113,987
                                                                --------        --------
                                                                $554,244        $324,954
                                                                ========        ========
Equity investment in Acquisition Partnerships...............    $ 30,347        $ 29,639
Equity investment in Servicing Entities.....................       1,329           1,465
                                                                --------        --------
                                                                $ 31,676        $ 31,104
                                                                ========        ========

                    CONDENSED COMBINED SUMMARY OF OPERATIONS

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         -------------------   -----------------
                                                           2000       1999      2000      1999
                                                         --------   --------   -------   -------
Proceeds from resolution of Portfolio Assets...........  $30,872    $21,190    $99,193   $88,374
Gain on resolution of Portfolio Assets.................   16,928     10,027     53,740    34,384
Interest income on performing Portfolio Assets.........    4,576      2,838     13,781     9,422
Net earnings...........................................    9,754      6,311     32,585    22,691
                                                         =======    =======    =======   =======
Equity in earnings of Acquisition Partnerships.........  $ 1,540    $ 3,246    $ 5,360   $ 8,710
Equity in earnings (loss) of Servicing Entities........      118       (140)       168      (162)
                                                         -------    -------    -------   -------
                                                         $ 1,658    $ 3,106    $ 5,528   $ 8,548
                                                         =======    =======    =======   =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     As discussed in Note 2, in the third quarter of 2000, the Company completed the sale of a 49% equity interest in its automobile finance operation to certain subsidiaries of IFA. As a result of the sale, the net operations of Drive have been recorded (since August 1, 2000) as equity investments. The Company's investment in Drive is accounted for under the equity method. The condensed consolidated financial position and results of operations of Drive are summarized below:

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                               SEPTEMBER 30,
                                                                   2000
                                                               -------------
Assets......................................................     $185,544
                                                                 ========
Liabilities.................................................      181,826
Net equity..................................................        3,718
                                                                 --------
                                                                 $185,544
                                                                 ========
Equity investment in Drive..................................     $  1,426
  Minority interest.........................................         (273)
                                                                 --------
          Net investment in Drive...........................     $  1,153
                                                                 ========

                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

                                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                           2000                2000
                                                    ------------------   -----------------
Revenues..........................................        $6,429              $6,429
Expenses..........................................         6,618               6,618
                                                          ------              ------
Net loss..........................................        $ (189)             $ (189)
                                                          ======              ======
Equity in loss of Drive...........................        $  (88)             $  (88)
  Minority interest...............................            29                  29
                                                          ------              ------
          Net equity in loss of Drive.............        $  (59)             $  (59)
                                                          ======              ======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(8) SEGMENT REPORTING

     The Company is engaged in two reportable segments (i) portfolio asset acquisition and resolution; and (ii) consumer lending. These segments have been segregated based on products and services offered by each. As a result of the sale of a 49% equity interest in the Company's automobile finance operation, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments. The following is a summary of results of operations for each of the segments and a reconciliation to earnings (loss) from continuing operations for the quarters and nine months ended September 30, 2000 and 1999.

                                                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                SEPTEMBER 30,        SEPTEMBER 30,
                                                              ------------------   ------------------
                                                               2000       1999       2000      1999
                                                              -------   --------   --------   -------
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
    Servicing fees..........................................  $1,975    $   900    $  5,902   $ 2,657
    Gain on resolution of Portfolio Assets..................     993      1,335       2,763     3,382
    Equity in earnings of investments.......................   1,658      3,106       5,528     8,548
    Other...................................................     312      1,061       1,950     3,244
                                                              ------    -------    --------   -------
         Total..............................................   4,938      6,402      16,143    17,831
  Expenses:
    Interest and fees on notes payable......................     796      1,118       2,187     3,390
    Salaries and benefits...................................   1,365      1,107       4,088     3,731
    Provision for loan and impairment losses................      --         --       1,604        --
    Occupancy, data processing and other....................   1,597      1,356       5,053     4,318
                                                              ------    -------    --------   -------
         Total..............................................   3,758      3,581      12,932    11,439
                                                              ------    -------    --------   -------
  Operating contribution before income taxes................  $1,180    $ 2,821    $  3,211   $ 6,392
                                                              ======    =======    ========   =======
  Operating contribution , net of income taxes..............  $1,086    $ 2,805    $  3,099   $ 6,347
                                                              ======    =======    ========   =======
CONSUMER LENDING:
  Revenues:
    Servicing fees..........................................  $  578    $ 1,168    $  3,887   $ 3,689
    Equity in loss of investment............................     (88)        --         (88)       --
    Interest income.........................................   2,604      5,451      12,880    12,301
    Gain on sale of interest in subsidiary..................   8,091         --       8,091        --
    Gain on sale of automobile loans........................      --         --       2,836     6,445
    Other...................................................      15         43          92       112
                                                              ------    -------    --------   -------
         Total..............................................  11,200      6,662      27,698    22,547
  Expenses:
    Interest and fees on notes payable......................     649      1,415       3,217     3,061
    Salaries and benefits...................................   2,122      1,808       7,316     5,008
    Provision for loan and impairment losses................      89      1,074       2,320     3,036
    Occupancy, data processing and other....................   1,577      2,502       6,138     7,356
                                                              ------    -------    --------   -------
         Total..............................................   4,437      6,799      18,991    18,461
                                                              ------    -------    --------   -------
  Operating contribution (loss) before income taxes.........  $6,763    $  (137)   $  8,707   $ 4,086
                                                              ======    =======    ========   =======
  Operating contribution (loss), net of income taxes........  $6,763    $  (137)   $  8,699   $ 4,086
                                                              ======    =======    ========   =======
         Total operating contribution, net of direct
           taxes............................................  $7,849    $ 2,668    $ 11,798   $10,433
                                                              ======    =======    ========   =======
CORPORATE OVERHEAD:
  Corporate interest expense................................  $2,905    $ 2,331    $ 10,649   $ 7,010
  Salaries and benefits, occupancy, professional and other
    income and expenses, net................................   2,059      1,530       5,371     5,526
  Deferred tax valuation allowance..........................      --         --       7,000     5,000
                                                              ------    -------    --------   -------
  Earnings (loss) from continuing operations................  $2,885    $(1,193)   $(11,222)  $(6,973)
                                                              ======    =======    ========   =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     Total assets for each of the segments and a reconciliation to total assets is as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Portfolio acquisition and resolution assets.................    $ 66,202        $ 71,479
Consumer assets.............................................       1,945          85,261
Deferred tax benefit, net...................................      20,101          27,101
Other assets, net...........................................      17,473          26,655
Net assets of discontinued operations.......................      19,918          20,126
                                                                --------        --------
          Total assets......................................    $125,639        $230,622
                                                                ========        ========

(9) PREFERRED STOCK AND SHAREHOLDERS' EQUITY

     In the third quarter of 1999, dividends on the Company's adjusting rate preferred stock were suspended. At September 30, 2000, accumulated dividends in arrears on such preferred stock totaled $3.2 million, or $2.625 per share. If the Company fails to pay quarterly dividends for any six consecutive or non-consecutive quarters, the holders of adjusting rate preferred stock may be entitled to elect two directors to the Company's Board until cumulative dividends have been paid in full.

     In connection with the issuance of senior subordinated notes in December 1999, the Company issued an option to the holder of the senior subordinated notes allowing it to acquire a warrant for 1,975,000 shares of the Company's non-voting common stock. As discussed in Note 2, in the third quarter of 2000, the Company restructured its remaining debt into a new facility provided solely by Bank of Scotland and IFA. IFA will retain its option to acquire warrants for 1,975,000 shares of the Company's common stock. The strike price of $2.3125 will remain the same, but the initial date upon which the option can be exercised has been extended to August 31, 2001. The option can be exercised after August 31, 2001 if Term Loan B remains outstanding, but not prior to such date. In the event that prior to August 31, 2001 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting common stock will terminate. In the event that Term Loan B is terminated prior to August 31, 2001 through a transaction involving the issuance of warrants, IFA is entitled to additional warrants in connection with its existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's common stock.

(10) INCOME TAXES

     Federal income taxes are provided at a 35% rate. The Company has substantial federal net operating loss carryforwards ("NOLs"), which can be used to offset the tax liability associated with the Company's pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic financial statements. The Company's analysis for the quarters ended June 30, 2000 and 1999, resulted in an increase in the valuation allowance of $7.0 million and $5.0 million, respectively. During the quarters ended September 30, 2000 and 1999, management deemed that an adjustment to the valuation allowance was not necessary. Additional events could occur in the future that may impact the quarterly recognition of the Company's estimate of the required valuation allowance associated with its NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized.

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

     On October 4, 1999, Chase Securities, Inc. filed suit against the Company before the Supreme Court for the State of New York, County of New York:
Commercial Part seeking recovery of $2.4 million as the balance of a transaction fee allegedly due it under the terms of the engagement letter, expenses, and other just and proper relief. The Company denies that it has any liability to Chase Securities, Inc. and intends to vigorously defend the suit. The Company has asserted as a defense to this action the violations of the Bank Holding Company Act asserted in the litigation pending before the Federal District Court for the Western District of Texas. The Company will amend its answer in the suit to include a counterclaim against Chase Securities, Inc. and an action against Chase Bank of Texas, N.A. under the Bank Holding Company Act as is asserted in the Texas suit.

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

     The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At September 30, 2000, advances of $2.3 million had been made under the obligation.

     In connection with the transactions contemplated by the Securities Purchase Agreement, Consumer Corp. and Funding LP contributed all of the assets utilized in the operations of the automobile finance operation to Drive pursuant to the terms of a Contribution and Assumption Agreement dated as of August 18, 2000, by and between Consumer Corp. and Drive, and a Contribution and Assumption Agreement dated as of August 18, 2000, by and between Funding LP and Drive (collectively, the "Contribution Agreements").

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

Drive assumed substantially all of the liabilities of the automobile finance operation as set forth in the Contribution Agreements.

     In addition, in the Securities Purchase Agreement, the Company, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) the automobile finance operation conducted by Consumer Corp. and Funding LP, and (iii) the assets transferred by Consumer Corp. and Funding LP to Drive. The Company, Consumer Corp., Funding LP and Funding GP also agreed to indemnify IFA, IFA-GP and IFA-LP from damages resulting from a breach of any representation or warranty contained in the Securities Purchase Agreement or otherwise made by the Company, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligation under the Securities Purchase Agreement survives for a period of seven (7) years from August 25, 2000 (the "Closing Date") with respect to tax-related representations and warranties and for thirty (30) months from the Closing Date with respect to all other representations and warranties. None of the Company, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold. Pursuant to the terms of the Contribution Agreements, Consumer Corp. and Funding LP have agreed to indemnify Drive from any damages resulting in a material adverse effect on Drive resulting from breaches of representations or warranties, failure to perform, pay or discharge liabilities other than the assumed liabilities, or claims, lawsuits or proceedings resulting from the transactions contemplated by the Contribution Agreements. Pursuant to the terms of the Contribution Agreements, Drive has agreed to indemnify Consumer Corp. and Funding LP for any breach of any representation or warranty by Drive, the failure of Drive to discharge any assumed liability, or any claims arising out of any failure by Drive to properly service receivables after August 1, 2000. Liability for indemnification pursuant to the terms of the Contribution Agreements will not arise until the total of all losses with respect to such matters exceeds $.25 million and then only for the amount by which such losses exceed $.25 million; however this limitation will not apply to any breach of which the party had knowledge at the time of the Closing Date or any intentional breach by a party of any covenant or obligation under the Contribution Agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is a diversified financial services company engaged in Portfolio Asset acquisition and resolution ("Commercial Corp.") and consumer lending through Consumer Corp. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such portfolios in an effort to maximize the present value of the ultimate cash recoveries. The Company also seeks opportunities to originate and retain high yield commercial loans to businesses and to finance real estate projects that are unable to access traditional lending sources. The consumer lending business involves the acquisition, origination, warehousing, securitization and servicing of consumer receivables. The Company's current consumer lending operations are focused on the acquisition of sub-prime automobile receivables.

     The Company reported net earnings for the quarter ended September 30, 2000 of $3.7 million. After accrued dividends on the Company's preferred stock, net earnings to common stockholders were $3.1 million or $ .37 per share on a diluted basis. On a year-to-date basis, the Company reported a net loss to common stockholders of $17.3 million or $2.07 per share on a diluted basis.

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

     As a result of the significant period to period fluctuations in the revenues and earnings or losses of the Company's Portfolio Asset acquisition and resolution business, the sale of interest in the automobile finance operation, and the timing of securitization transactions of Consumer Corp., period to period comparisons of the Company's results of continuing operations may not be meaningful.

     The quarterly results reflect the previously announced sale of 49% of the Company's automobile finance operation and the related reduction and restructure of the Company's corporate debt with its senior lenders.

     Components of the quarterly profits are as follows:

                                                     THREE MONTHS ENDED
            INCOME/(LOSS) CONTRIBUTION               SEPTEMBER 30, 2000
            --------------------------               ------------------
                                                       (IN THOUSANDS)
Portfolio Asset Acquisition and Resolution........        $ 1,086
Consumer:
  Gain on sale of automobile finance operation....         12,091
  Deferred portion of Gain........................         (4,000)
                                                          -------
          Net Gain................................          8,091
Additional costs related to automobile finance
  operation.......................................         (1,707)
                                                          -------
          Net profit from sale of automobile
            finance operation.....................          6,384
          Operating contribution from Consumer....            379
                                                          -------
          Total Contribution from Consumer........          6,763
Corporate interest................................         (2,905)
Corporate overhead................................         (2,059)
Extraordinary gain (early extinguishment of
  debt)...........................................            833
Accrued preferred dividends.......................           (642)
                                                          -------
Net earnings to common shareholders...............        $ 3,076
                                                          =======

     The quarterly results reflect two months of the higher corporate debt load, which existed prior to the debt reduction and restructure, as well as additional costs associated with the automobile finance operation.

  Sale of 49% of Automobile Finance Operation and Corporate Debt Restructure

     In the third quarter of 2000, the Company completed a major transaction that generated significant cash to allow the Company to return to its emphasis in the Portfolio Asset Acquisition and Resolution business. The Company sold a 49% equity interest in its automobile finance operation to certain subsidiaries of IFA Incorporated (IFA), a wholly-owned subsidiary of Bank of Scotland. The transaction generated $75 million in cash as described below and resulted in a gain of $12.1 million. Simultaneously, Bank of Scotland and the Company completed a debt reduction and restructure, which resulted in reduced interest rates and fees, increased liquidity, and an extended maturity. Additionally, this transaction brought the Company into compliance under its lending covenants and cured defaults that may have existed prior to the restructure.

     The new entity formed to facilitate the transaction is Drive Financial Services LP ("Drive"). Drive assumed the entire operations of the former FirstCity Funding platform created and developed by FirstCity and the Auto Finance Management Group in September of 1997. The platform will continue to be headquartered in Dallas, Texas. IFA, through its wholly-owned subsidiaries IFA-GP and IFA-LP, purchased 49% of this newly formed entity for $15 million, and Bank of Scotland provided $60 million to Drive and its subsidiary, Drive ABS LP, in term financing which was used to repay indebtedness owed to FirstCity by its automobile finance operation. After taking into effect the sale of the 49% interest to IFA-GP and IFA-LP, the ownership of Drive is allocated as follows:
49% of Drive is owned (directly and indirectly) by IFA-GP and IFA-LP, 31% of Drive is owned (directly and indirectly) by Consumer Corp., and 20% of Drive is owned (directly and indirectly) by the Auto Finance Management Group. Bank of Scotland also provided a new $100 million warehouse line of credit to Drive. This new warehouse line is in addition to the current $100 million warehouse line with an affiliate of Bank of America. The Company believes that additional funding along with improved capital markets execution should provide the needed liquidity to allow this business model to mature with planned, controlled growth. The Company provided a guaranty limited to a maximum amount of up to $4 million of the $60 million term loan by IFA. The Company, Consumer Corp. and Funding LP secured the guaranty with a security interest in their respective ownership interests in Consumer Corp., Funding LP and Drive. The $4 million guaranty by the Company resulted in a $4 million deferral of the $12.1 million gain. As a result of this transaction, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments.

     As a result of the sale of the 49% interest in the automobile finance operation, the Company reduced the outstanding debt under its senior and subordinate facilities from $113 million to approximately $44.3 million. The Company also retired approximately $6.4 million of debt owed to other lenders. The Lenders entered into a Second Amendment pursuant to which the remaining debt under the Company's senior and subordinate debt facilities was restructured into a new loan facility that provides for a maximum aggregate loan amount of $53 million. The restructured facility is comprised of a $10 million Revolving Line of Credit, a $31 million Term Loan A and a $12 million Term Loan B. The loans under the restructured loan facility mature December 31, 2003, and carry pricing of LIBOR plus 2.5% for the Revolving Line of Credit and Term Loan A and prime rate for Term Loan B. In the restructure, the Bank of Scotland forgave a fee in the amount of $2.5 million which resulted in accrued loan fees of $.8 million owed to the senior lender being recorded as an extraordinary gain in the consolidated financial statements. The Second Amendment provides for a facility fee of $.5 million and a prepayment fee of $.5 million. The restructured loan facility requires the consent of the Lenders prior to payment of any common and preferred dividends. The Company obtained waivers or modifications under the Second Amendment that bring the Company into compliance under the facility and cured defaults that existed prior to the restructure.

     IFA retained the warrant for the purchase of 425,000 shares of the Company's voting common stock at $2.3125 per share (the closing price on December 21, 1999), which was issued in connection with the debt restructure in December 1999. In connection with the execution of the Second Amendment, the Company and IFA amended the option to obtain a warrant for 1,975,000 shares of non-voting stock, which was granted in December 1999 in connection with the $25 million subordinated debt facility. The option, as amended, allows IFA to acquire a warrant to acquire 1,975,000 shares of the Company's non-voting common stock; the option can be exercised after August 31, 2001 if Term Loan B remains outstanding, but not prior to such date. The strike price of $2.3125 will remain the same. In the event that prior to August 31, 2001 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting stock will terminate. In the event that Term Loan B is terminated prior to August 31, 2001 through a transaction involving the issuance of warrants, IFA is entitled to additional warrants in connection with its existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's common stock.

  Dividends on Preferred Stock

     Currently, FirstCity has approximately 1.2 million preferred shares outstanding with accrued and unpaid dividends of approximately $3.2 million. Term Loan B, which resulted from the corporate debt restructure completed in August of this year, restricts the payment of dividends on these shares until it is repaid in full.

     The Company stated previously that it intended to seek stockholder approval prior to the end of fiscal year 2000 for the replacement of Term Loan B with a private placement of subordinated debt provided by certain insiders and other interested investors. At that time it was contemplated that warrants for common stock would be issued in connection with the private placement. FirstCity, however, is limited in its ability to issue common shares and warrants due to change of control issues related to its substantial net operating loss carryforwards. While the private placement originally contemplated would allow for the payment of future dividends on the preferred stock, management believes that a more strategic utilization of its available common shares and warrants would better serve the long-term interests of the Company's stockholders. The Company currently does not plan to pursue the private placement at this time. Management will continue to evaluate alternatives to repay Term Loan B prior to August 31, 2001 to terminate the option to obtain warrants to acquire the 1,975,000 shares of the Company's common stock. This would allow the Company to utilize these shares in a transaction that the Company believes would maximize long-term stockholder value.

ANALYSIS OF REVENUES AND EXPENSES

     FirstCity reported net earnings to common stockholders for the quarter ended September 30, 2000 of $3.1 million. As a result of the sale of interest in the automobile finance operation, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments.

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     Acquisitions for the quarter were comprised of two portfolios, with a total purchase price of $127 million. FirstCity invested approximately $6 million in these two portfolios. These acquisitions bring the total invested capital for the year to $12.8 million. Management believes FirstCity is on track to meet the annual investment goal of $22.5 million, with approximately half of the remaining investment dollars being allocated to Mexico.

     Aggregate acquisitions by the Company (including acquisitions for Acquisition Partnerships) for the year are as follows (dollars in thousands):

                                                                    FIRSTCITY
                                                         PURCHASE   INVESTED     NUMBER
2000                                                      PRICE      EQUITY     OF ASSETS
----                                                     --------   ---------   ---------
1st Quarter............................................  $ 13,629    $ 1,836         69
2nd Quarter............................................   154,398      4,941     20,846
3rd Quarter............................................   126,914      6,012      8,280
                                                         --------    -------     ------
Total YTD..............................................  $294,941    $12,789     29,195
                                                         ========    =======     ======

     During the quarter, collections were $35.8 million, principally coming from Acquisition Partnerships. Management believes that investment and servicing opportunities worldwide continue to be strong and the Company continues to expand its platform into foreign markets. Correspondingly, management believes that European investments have performed well and the Company believes that prospects for future expansion and investment remain strong. The pipeline for domestic product is growing and our expectation is for the growth to accelerate in the year 2001.

     The following table presents selected information regarding the revenues and expenses of the Company's Portfolio Asset acquisition and resolution business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                   PORTFOLIO ASSET ACQUISITION AND RESOLUTION

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   2000       1999      2000      1999
                                                 --------   --------   -------   -------
                                                         (DOLLARS IN THOUSANDS)
GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
Average investment:
  Nonperforming Portfolios.....................  $19,179    $26,370    $23,034   $30,209
  Performing Portfolios........................    9,852     12,050      7,782    16,571
  Real estate Portfolios.......................    4,607      8,514      6,017     9,375
Gain on resolution of Portfolio Assets:
  Nonperforming Portfolios.....................      746      1,027      2,086     2,466
  Performing Portfolios........................      185         --        185        --
  Real estate Portfolios.......................       62        308        492       916
                                                 -------    -------    -------   -------
          Total................................  $   993    $ 1,335    $ 2,763   $ 3,382
Interest income on performing Portfolios.......  $   371    $   467    $ 1,031   $ 1,954
  Gross profit percentage on resolution of
     Portfolio Assets:
  Nonperforming Portfolios.....................    19.35%     21.55%     23.30%    18.81%
  Performing Portfolios........................    24.58%        --      24.58%       --
  Real estate Portfolios.......................    17.89%     25.76%     23.72%    23.63%
  Weighted average gross profit percentage.....    20.04%     22.37%     23.45%    19.91%
Interest yield on performing Portfolios
  (annualized).................................    15.08%     15.51%     17.67%    15.72%
Servicing fee revenues.........................  $ 1,975    $   900    $ 5,902   $ 2,657
PERSONNEL:
Personnel expenses.............................  $ 1,365    $ 1,107    $ 4,088   $ 3,731
Number of personnel (at period end):
  Production...................................       21         10
  Servicing....................................       75         64
INTEREST EXPENSE:
Average debt...................................  $29,260    $45,417    $30,388   $53,216
Interest expense...............................      796      1,118      2,187     3,390
Average cost (annualized)......................    10.88%      9.85%      9.60%     8.49%

     The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                            ACQUISITION PARTNERSHIPS

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         -------------------   -----------------
                                                           2000       1999      2000      1999
                                                         --------   --------   -------   -------
                                                                 (DOLLARS IN THOUSANDS)
Revenues:
  Gain on resolution of Portfolio Assets...............  $16,928    $10,027    $53,740   $34,384
  Gross profit percentage on resolution of Portfolio
     Assets............................................    54.83%     47.32%     54.18%    38.91%
  Interest income......................................  $ 4,576    $ 2,838    $13,781   $ 9,422
  Other income.........................................      381        495      1,520     1,634
Interest expense:
  Interest expense.....................................  $ 8,763    $ 4,570    $24,175   $10,425
  Average cost (annualized)............................    10.55%     10.09%      9.82%    10.58%
Other expenses:
  Servicing fees.......................................  $ 2,462    $ 1,395    $ 5,908   $ 3,904
  Legal................................................      815        272      2,325     1,491
  Property protection..................................    1,095         85      3,164     2,115
  Other................................................   (1,004)       727        884     4,814
                                                         -------    -------    -------   -------
          Total other expenses.........................    3,368      2,479     12,281    12,324
                                                         -------    -------    -------   -------
          Net earnings.................................  $ 9,754    $ 6,311    $32,585   $22,691
                                                         =======    =======    =======   =======
Equity in earnings of Acquisition Partnerships.........  $ 1,540    $ 3,246    $ 5,360   $ 8,710
Equity in earnings (loss) of Servicing Entities........      118       (140)       168      (162)
                                                         -------    -------    -------   -------
                                                         $ 1,658    $ 3,106    $ 5,528   $ 8,548
                                                         =======    =======    =======   =======

CONSUMER LENDING

     As noted above, the Company sold a 49% equity interest in its interest in the automobile finance operation (conducted through Drive) effective August 1, 2000. As a result, the majority of operations reported in the Consumer Lending segment are for activity prior to August 1, 2000. Therefore, period-to-period comparisons of Consumer Corp.'s results of operations may not be meaningful. The following chart presents selected information regarding the revenues and expenses of Consumer Corp.'s consumer lending business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                CONSUMER LENDING

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   2000       1999      2000      1999
                                                 --------   --------   -------   -------
                                                         (DOLLARS IN THOUSANDS)
INTEREST INCOME:
Average loans and investments:
  Auto.........................................  $28,833    $79,330    $45,635   $48,175
  Investments..................................   17,074     42,521     43,885    41,405
Interest income:
  Auto.........................................    1,746      3,945      8,230     7,843
  Residual interests...........................      537      1,396      4,077     4,099
Average yield (annualized):
  Auto.........................................    24.22%     19.89%     24.05%    21.71%
  Investments..................................    12.58%     13.13%     12.39%    13.20%
Servicing fee revenues.........................  $   578    $ 1,168    $ 3,887   $ 3,689
PERSONNEL:
Personnel expenses.............................  $ 2,122    $ 1,808    $ 7,316   $ 5,008
Number of personnel (at period end):
  Production...................................      144        126
  Servicing....................................      238        155
INTEREST EXPENSE:
Average debt...................................  $27,983    $64,117    $44,890   $46,871
Interest expense...............................      649      1,415      3,217     3,061
Average cost (annualized)......................     9.27%      8.83%      9.56%     8.71%

PROVISION FOR INCOME TAXES

     The Company has substantial federal net operating loss carryforwards ("NOLs"), which expire periodically through the year 2019. These NOLs can be used to offset the tax liability associated with the Company's pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic financial statements. The Company's analysis for the quarters ended June 30, 2000 and 1999 resulted in an increase in the valuation allowance of $7.0 million and $5.0 million, respectively. During the quarters ended September 30, 2000 and 1999, management deemed that an adjustment to the valuation allowance was not necessary. Additional events could occur in the future, that may impact the quarterly recognition of the Company's estimate of the required valuation allowance associated with its NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

     The Company reported earnings from continuing operations of $2.9 million in 2000 (including an $8.1 million gain on the sale of the Company's interest in the automobile finance operation). Net earnings to common stockholders were $3.1 million in 2000 compared to a loss of $64.6 million in 1999. On a per share basis, basic and diluted net earnings attributable to common stockholders were $.37 in 2000 compared to a loss of $7.77 in 1999.

  Portfolio Asset Acquisition and Resolution

     The operating contribution of $1.1 million in the third quarter of 2000 declined by $1.7 million, or 61%, compared with the third quarter of 1999. Commercial Corp. purchased $127 million of Portfolio Assets during 2000 through the Acquisition Partnerships compared to $141 million in acquisitions in 1999. Commercial Corp.'s quarter end investment in Portfolio Assets decreased to $24.1 million in 2000 from $42.0 million in 1999. Commercial Corp. invested $6.0 million in equity in Portfolio Assets in 2000 compared to $3.8 million in 1999.

     Servicing fee revenues. Servicing fees increased by 119% to $2.0 million in 2000 from $.9 million in 1999 primarily as a result of increased operations from Acquisition Partnerships in Mexico formed during 2000 and 1999. The service fees for the Mexico Acquisition Partnerships are based on operating expenses, unlike the Acquisition Partnerships in the United States and France, which are based on collections.

     Gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets decreased by 17% to $5.0 million in 2000 from $6.0 million in 1999. The net gain on resolution of Portfolio Assets decreased 26% or $.3 million, primarily as a result of the decreased proceeds. The weighted average gross profit percentage on the resolution of Portfolio Assets in 2000 was 20.0% as compared to 22.4% in 1999.

     Equity in earnings of investments. Commercial Corp.'s equity in earnings of Acquisition Partnerships declined 53% to $1.5 million in 2000 compared to $3.2 million in 1999. Proceeds from the resolution of Portfolio Assets received by the Acquisition Partnerships increased by 46% to $30.9 million in 2000 from $21.2 million in 1999. The result was an overall increase in net income of the Acquisition Partnerships of $3.4 million or 55%. However, a Mexican Acquisition Partnership, of which the Company owns less than 5%, generated the majority of the increase in net income. The primary reason for the decline in the equity earnings of Acquisition Partnerships reflected by the Company is the decline in net income of the domestic Acquisition Partnerships of $1.1 million or 59%. This decline is primarily a result of the timing of the resolution of the assets held by the domestic Acquisition Partnerships and is not necessarily an indication of future results. Equity in earnings of Servicing Entities was not significant.

     Other revenues. Other revenues declined $.7 million or 71% primarily due to a gain on sale of other assets of $.4 million which was recorded in the third quarter of 1999.

     Operating expenses. Operating expenses were relatively flat from period to period.

     Interest and fees on notes payable declined $.3 million or 29% due to average debt for the quarter declining to $29.3 million in 2000 from $45.4 million in 1999. The decline in average debt was partially offset by increased average costs of borrowing, which were 10.88% in 2000 compared to 9.85% in 1999.

     Salaries and benefits increased 23% to $1.4 million due to higher number of employees required to support the growth in the acquisition and servicing of loan portfolios in Mexico.

     Occupancy, data processing and other expenses increased $.2 million or 18% due to increased operations in Mexico.

  Consumer Lending

     The operating contribution of $6.8 million in the third quarter of 2000 increased by $6.9 million compared with the third quarter of 1999 due principally to the sale of 49% of the Company's equity interest in the automobile finance operation.

     Service fees. Service fee income decreased due to the sale of 49% of the Company's equity interest in the automobile finance operation.

     Equity in loss of investment. As a result of the sale of 49% of the equity interest in the Company's automobile finance operation, the Company's interest in the net operations of Drive was recorded (since August 1, 2000) as equity in earnings of investments.

     Interest income. Interest income on consumer loans decreased by 52% to $2.6 million in 2000 from $5.5 million in 1999, also reflecting the sale of 49% of the Company's equity interest in its automobile finance operation.

     Gain on sale of interest in subsidiary. A gain of $8.1 million was recorded in the third quarter of 2000 as a result of the sale of 49% of the Company's equity interest in its automobile finance operation.

     Operating expenses. Total operating expenses declined primarily as a result of the sale of 49% of the Company's equity interest in its automobile finance operation.

     Interest and fees on notes payable decreased as a result of the sale of 49% of the Company's equity interest in its automobile finance operation.

     Salaries and benefits increased by $.3 million or 17% as a result of additional compensation expense paid to the Auto Finance Management Group prior to the sale of 49% of the Company's equity interest in its automobile finance operation.

     Provision for loan losses on automobile receivables and impairment of residual interests decreased by $1.0 million from 1999 as a result of the sale of 49% of the Company's equity interest in its automobile finance operation. Significant impairments on the residuals were provided for in 1999 and were not deemed necessary in 2000 through the date of the sale of such interest.

     Occupancy, data processing and other expenses declined from 1999 due to the sale of 49% of the Company's equity interest in its automobile finance operation.

  Other Items Affecting Operations

     The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

     Corporate overhead. Company level interest expense increased by 25% to $2.9 million in 2000 from $2.3 million in 1999 as a result of higher levels of debt associated with the equity required to purchase Portfolio Assets, equity interests in Acquisition Partnerships, and capital support to operating subsidiaries and discontinued operations. Other corporate overhead expenses increased $.5 million or 35% principally due to increased amortization, legal and professional fees in association with restructuring the Company. Management continues to review corporate expenses and anticipates interest and other fees to decline in the fourth quarter of 2000.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in 2000 and 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     The Company reported a loss from continuing operations of $11.2 million in 2000 (including a gain of $8.1 million on sale of interest in Consumer Corp.) compared to a loss of $7.0 million in 1999. The loss from discontinued operations totaled $5.0 million in 2000 and $102.3 million in 1999. Net loss to common stockholders was $17.3 million in 2000 compared to $111.2 million in 1999. On a per share basis, basic and diluted net loss attributable to common stockholders was $2.07 in 2000 compared to $13.40 in 1999. An accounting change related to SOP 98-5 resulted in a loss of $.8 million in the first quarter of 1999 or $0.09 per share.

  Portfolio Asset Acquisition and Resolution

     The operating contribution of $3.1 million in the first nine months of 2000 declined by $3.2 million, or 51%, compared with the first nine months of 1999. Commercial Corp. purchased $295 million of Portfolio Assets during 2000 through the Acquisition Partnerships compared to $209 million in acquisitions in 1999. Commercial Corp.'s quarter end investment in Portfolio Assets decreased to $24.1 million in 2000 from $42.0 million in 1999. Commercial Corp. invested $12.8 million in equity in Portfolio Assets in 2000 compared to $10.8 million in 1999.

     Servicing fee revenues. Servicing fees increased by 122% to $5.9 million in 2000 from $2.7 million in 1999 primarily as a result of increased operations from Acquisition Partnerships in Mexico formed during 2000 and 1999. The service fees for the Mexico Acquisition Partnerships are based on operating expenses, unlike the Acquisition Partnerships in the United States and France, which are based on collections.

     Gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets decreased by 31% to $11.8 million in 2000 from $17.0 million in 1999. The net gain on resolution of Portfolio Assets decreased by 18% to $2.8 million in 2000 from $3.4 million in 1999 as the result of decreased proceeds. The weighted average gross profit percentage on the resolution of Portfolio Assets in 2000 was 23.5% as compared to 19.9% in 1999.

     Equity in earnings of Investments. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships increased 12% to $99.2 million in 2000 from $88.4 million in 1999 while the gross profit percentage increased to 54.2% in 2000 from 38.9% in 1999. The net result was an overall increase in the net income of the Acquisition Partnerships of 44% to $32.6 million in 2000 from $22.7 million in 1999. However, Commercial Corp.'s equity earnings from Acquisition Partnerships declined 38% to $5.4 million in 2000 from $8.7 million in 1999 due to smaller equity investments in recent partnership acquisitions. Equity in earnings of Servicing Entities was not significant.

     Other revenues. Other revenues decreased by 40% to $2.0 million in 2000 compared to $3.2 million in 1999 principally as a result of lower interest income on performing portfolios.

     Operating expenses. Operating expenses increased 13% to $12.9 million in 2000 from $11.4 million in 1999 primarily as a result of a provision for loan and impairment losses.

     Interest and fees on notes payable declined $1.2 million or 35% due to average debt for the nine months declining to $30.4 million in 2000 from $53.2 million in 1999. The decline in average debt was partially offset by increased interest rates, which were 9.60% in 2000 compared to 8.49% in 1999.

     Salaries and benefits were relatively level from period to period.

     The provision for loan and impairment losses totaled $1.6 million and can be attributed to the write-down in estimated fair value on one of the Portfolio Asset pools.

     Occupancy, data processing and other expenses increased $.7 million or 17% from period to period due to increased operations in Mexico.

  Consumer Lending

     The operating contribution of $8.7 million in the first nine months of 2000 increased by $4.6 million or 113% compared with the first nine months of 1999 due principally to the sale of 49% of the Company's equity interest in its automobile finance operation.

     Service fees. Service fee income was relatively flat from period to period.

     Equity in loss of investment. As a result of the sale of interest in the automobile finance operation, the Company's interest in the net operations of Drive was recorded (since August 1, 2000) as equity in earnings of investments.

     Interest income. Interest income on consumer loans was relatively flat from period to period.

     Gain on sale of interest in subsidiary. A gain of $8.1 million was recorded in the third quarter of 2000 as a result of the sale of 49% of the Company's equity interest in its automobile finance operation.

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

     Operating expenses. Operating expenses were relatively flat from period to period.

     Interest expense was relatively flat from period to period.

     Salaries and benefits increased by $2.3 million or 46% as a result of the higher number of employees required to support the growth in the servicing portfolio between periods combined with additional compensation paid to the Auto Finance Management Group during the third quarter of 2000.

     Provision for loan losses on automobile receivables and impairment of residual interests decreased by $.7 million from 1999 primarily due to the sale of interest in the automobile finance operation. The Company held loans receivable and residual interests for seven months of 2000 compared to nine months of 1999.

     Other expenses for 2000 declined by 17% from 1999 due to the sale of 49% of the Company's equity interest in its automobile finance operation.

  Other Items Affecting Operations

     The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

     Corporate overhead. Company level interest expense increased by 52% to $10.6 million in 2000 from $7.0 million in 1999 as a result of higher volumes of debt associated with the equity required to purchase Portfolio Assets, equity interests in Acquisition Partnerships and capital support to operating subsidiaries and discontinued operations. Other corporate overhead was level from period to period.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded a deferred tax provision of $7.0 million in 2000 and $5.0 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to the Acquisition Partnerships, retirement of and dividends on preferred stock, and other investments by the Company. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt and dividends from the Company's subsidiaries, short-term borrowings from revolving lines of credit, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

     As a result of the sale of the 49% interest in the automobile finance operation, the Company reduced the outstanding debt under its senior and subordinate facilities from $113 million to $44.3 million. The Company also retired $6.4 million of debt owed to other lenders. The Lenders entered into a Second Amendment to Amended and Restated Loan Agreement dated as of August 18, 2000 (the "Second Amendment") pursuant to which the remaining debt under the Company's senior and subordinate debt facilities was restructured into a new loan facility that provides for a maximum aggregate loan amount of $53 million. The restructured facility is comprised of a $10 million Revolving Line of Credit, a $31 million Term Loan A and a $12 million Term Loan B. The loans under the restructured loan facility mature December 31, 2003, and carry pricing of LIBOR plus 2.5% for the Revolving Line of Credit and Term Loan A and prime rate for Term Loan B. In the restructure, the Bank of Scotland forgave a fee in the amount of $2.5 million which resulted in accrued loan fees of $.8 million owed to the senior lender being recorded as an extraordinary gain in the consolidated financial statements. The Second Amendment provides for a facility fee of $.5 million and a prepayment fee of $.5 million. The restructured loan facility requires the consent of the Lenders prior to payment of any common and preferred dividends. The Company obtained waivers or modifications under the Second Amendment that bring the Company into compliance under the facility and cured defaults that existed prior to the restructure.

     Currently, FirstCity has approximately 1.2 million preferred shares outstanding with accrued and unpaid dividends of approximately $3.2 million. Term Loan B, which resulted from the corporate debt restructure completed in August of this year restricts the payment of dividends on these shares until it is repaid in full.

     The Company stated previously that it intended to seek shareholder approval prior to year end 2000 for the replacement of Term Loan B with a private placement of subordinated debt provided by certain insiders and other interested investors. At that time it was contemplated that warrants for common stock would be issued in connection with the private placement. FirstCity, however, is limited in its ability to issue common shares and warrants due to change of control issues related to its substantial net operating loss carryforwards. While the private placement originally contemplated would allow for the payment of future dividends on the preferred stock, management believes that a more strategic utilization of its available common shares and warrants would better serve the long-term interests of the Company's stockholders. The Company currently does not plan to pursue the private placement at this time. Management will continue to evaluate alternatives to repay Term Loan B prior to August 31, 2001 to terminate the option to obtain warrants to acquire the 1,975,000 shares of the Company's common stock. This would allow the Company to utilize these shares in a transaction that the Company believes would maximize long-term stockholder value.

     The Company and each of its major operating subsidiaries have entered into one or more credit facilities to finance their respective operations. Each of the operating subsidiary credit facilities is nonrecourse to the Company, except as described herein. The Company has guaranteed obligations of FC Capital Corp. to Lehman Commercial Paper, Inc. ($.9 million as of September 30, 2000), limited to an amount of up to $1.0 million, plus interest accruing after demand and collection costs under the guaranty, which arise out of or are related to that certain Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans dated as of March 31, 1998 between Lehman and FC Capital Corp., including the September 29, 1999 and December 8, 1999 letter agreements. The Company and Funding LP are parties to an Insurance Agreement and Letter Agreement related to the FCAR LLC Retail Automobile Installment Loan Agreement Financing Facility provided by Enterprise Funding Corporation (the "Enterprise Facility"). These agreements require the Company and Funding LP, as servicer and seller, to (i) purchase nonconforming contracts in the event that the seller, the servicer, or the related originator fails to repurchase any contract which is required to be repurchased, (ii) pay certain premiums and other expenses, and (iii) indemnify Enterprise Funding Corporation, the collateral agent, and the insurance provider. Additionally, the Company, pursuant to the terms of the Letter Agreement, has agreed to make certain secondary servicer advances.

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships and the term and warehouse facilities of Drive, as of September 30, 2000, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $96 million and outstanding borrowings of $82 million. The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of November 14, 2000 and the outstanding borrowings under such facilities as of September 30, 2000.

                               CREDIT FACILITIES

                                FUNDED AND
                                 UNFUNDED      OUTSTANDING
                                COMMITMENT     BORROWINGS
                               AMOUNT AS OF       AS OF
                               NOVEMBER 14,   SEPTEMBER 30,
                                   2000           2000           INTEREST RATE           OTHER TERMS AND CONDITIONS
                               ------------   -------------      -------------           --------------------------
                                  (DOLLARS IN MILLIONS)
FIRSTCITY
Company Senior Facility......
                                                                                    Secured by the assets of the Company,
  Revolving Line of Credit...      $ 10           $  2        LIBOR + 2.5%          matures December 31, 2003
  Term Loan A................        31             31        LIBOR + 2.5%
  Term Loan B................        12             12        Prime
Term credit facility.........         8              8        LIBOR + 5.0%          Secured by ownership interests in
                                                                                      certain acquisition partnerships
                                                                                      matures November 27, 2000
COMMERCIAL CORP.
Acquisition facility.........         2              2        LIBOR + 4.0%          Secured by existing Portfolio Assets,
                                                                                      matures June 15, 2001
Term facilities..............        16             16        Fixed at 7.00% to     Secured by Portfolio Assets, matures
                                                                7.66%                 June 5, 2002 and November 7, 2002
Equity investment facility...        17             11        LIBOR + 4.5%          Acquisition facility for the
                                                                                    investment in future acquisition
                                                                                      partnerships, matures March 31,
                                                                                      2001
                                   ----           ----
        Total................      $ 96           $ 82
                                   ====           ====
Unconsolidated Acquisition
  Partnerships term
  Facilities(1)..............      $156           $156        Fixed at 8.5% to      Secured by Portfolio Assets, various
                                   ====           ====          13%, LIBOR + 2%       maturities
                                                                to 4% and Prime +
                                                                1%
Unconsolidated Drive
                                   $100           $ 80        LIBOR + 1%            Secured by warehouse inventory,
  Warehouse Facility.........                                                         Commitment Termination Date matures
                                                                                      August 17, 2001; Final Scheduled
                                                                                      Payment Date matures 72 months
                                                                                      after Commitment Termination Date
                                    100             32        Rate based on         Secured by warehouse inventory,
  Warehouse Facility.........                                   commercial paper      matures November 30, 2000
                                                                rates combined
                                                                with certain
                                                                facility fees
  Term Facility..............      60260          59171       LIBOR                 Secured by residual interests,
                                   ----           ----                              matures August 18, 2003
                                   $              $
                                   ====           ====

---------------

(1) In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Mexican Acquisition Partnerships also have term debt of approximately $243 million outstanding as of September 30, 2000 owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $9 million as Loans Receivable on the Consolidated Balance Sheets.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company's strategic objectives and future performance, which are not historical fact, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, the performance of the Company's subsidiaries and affiliates, availability of Portfolio Assets, assumptions underlying asset performance; the impact of certain covenants in loan agreements of the Company and its subsidiaries; continued availability of the Company's credit facilities; the degree to which the Company is leveraged; the ability of the Company to utilize NOLs; the interest rate risk; prepayment speeds; delinquency and default rates; credit loss rates; changes (legislative and otherwise) in the asset securitization industry; demand for the Company's services; fluctuations in residential and commercial real estate values; risk of declining value of collateral; capital market conditions, including the markets for asset-backed securities; risks associated with foreign operations; currency exchange rate fluctuations; general economic conditions; changes in foreign political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; the ability to attract and retain qualified personnel; uncertainties of any litigation that might arise in a bankruptcy proceeding; factors more fully discussed and identified in the Company's Annual Report on Form 10-K, filed April 6, 2000, and amended on May 1, 2000 (including those discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"), as well as other Securities and Exchange Commission filings. Many of these factors are beyond the Company's control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based. FirstCity is a diversified financial services Company with operations dedicated to portfolio asset acquisition and resolution and consumer lending with offices in the US and with affiliate organizations in France and Mexico.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     In the third quarter of 1999, dividends on the Company's adjusting rate preferred stock were suspended. At September 30, 2000, accumulated dividends in arrears on such preferred stock totaled $3.2 million, or $2.625 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Joint Plan of Reorganization by First City Bancorporation
                            of Texas, Inc., Official Committee of Equity Security
                            Holders and J-Hawk Corporation, with the Participation of
                            Cargill Financial Services Corporation, Under Chapter 11
                            of the United States Bankruptcy Code, Case No.
                            392-39474-HCA-11 (incorporated herein by reference to
                            Exhibit 2.1 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          2.2            -- Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc.
                            and J-Hawk Corporation (incorporated herein by reference
                            to Exhibit 2.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated herein by reference to Exhibit 3.1
                            of the Company's Current Report on Form 8-K dated July 3,
                            1995 filed with the Commission on July 18, 1995).
          3.2            -- Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          4.1            -- Certificate of Designations of the New Preferred Stock
                            ($0.01 par value) of the Company. (incorporated herein by
                            reference to Exhibit 4.1 to the Company's Current Report
                            on Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.2            -- Warrant Agreement, dated July 3, 1995, by and between the
                            Company and American Stock Transfer & Trust Company, as
                            Warrant Agent (incorporated herein by reference to
                            Exhibit 4.2 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          4.3            -- Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor
                            Financial Mortgage Company Employees Pension Plan,
                            Lindsey Capital Corporation, Ed Smith and Thomas E.
                            Smith. (incorporated herein by reference to Exhibit 4.3
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 26, 1998).
          4.4            -- Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company.
                            (incorporated herein by reference to Exhibit 4.4 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.5            -- Registration Rights Agreement, dated March 24, 1998,
                            between the Company and Texas Commerce Shareholders
                            Company. (incorporated herein by reference to Exhibit 4.5
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 24, 1998).
         10.1            -- Trust Agreement of FirstCity Liquidating Trust, dated
                            July 3, 1995 (incorporated herein by reference to Exhibit
                            10.1 of the Company's Current Report on Form 8-K dated
                            July 3, 1995 filed with the Commission on July 18, 1995).
         10.2            -- Investment Management Agreement, dated July 3, 1995,
                            between the Company and FirstCity Liquidating Trust
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Current Report on Form 8-K dated July 3, 1995
                            filed with the Commission on July 18, 1995).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.3            -- Lock-Box Agreement, dated July 11, 1995, among the
                            Company, NationsBank of Texas, N.A., as lock-box agent,
                            FirstCity Liquidating Trust, FCLT Loans, L.P., and the
                            other Trust-Owned Affiliates signatory thereto, and each
                            of NationsBank of Texas, N.A. and Fleet National Bank, as
                            co-lenders (incorporated herein by reference to Exhibit
                            10.3 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.4            -- Custodial Agreement, dated July 11, 1995, among Fleet
                            National Bank, as custodian, Fleet National Bank, as
                            agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and
                            the Company (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.5            -- Tier 3 Custodial Agreement, dated July 11, 1995, among
                            the Company, as custodian, Fleet National Bank, as agent,
                            FCLT Loans, L.P., FirstCity Liquidating Trust, and the
                            Company, as servicer (incorporated herein by reference to
                            Exhibit 10.5 of the Company's Form 8-A/A dated August 25,
                            1995 filed with the Commission on August 25, 1995).
         10.6            -- 12/97 Amended and Restated Facilities Agreement, dated
                            effective as of December 3, 1997, among Harbor Financial
                            Mortgage Corporation, New America Financial, Inc., Texas
                            Commerce Bank National Association and the other
                            warehouse lenders party thereto. (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.7            -- Modification Agreement, dated January 26, 1998, to the
                            Amended and Restated Facilities Agreement, dated as of
                            December 3, 1997, among Harbor Financial Mortgage
                            Corporation, New America Financial, Inc. and Chase Bank
                            of Texas, National Association (formerly known as Texas
                            Commerce Bank National Association). (incorporated herein
                            by reference to Exhibit 10.7 of the company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.8            -- $50,000,000 3/98 Chase Texas Temporary Additional
                            Warehouse Note, dated March 17, 1998, by Harbor Financial
                            Mortgage Corporation and New America Financial, Inc., in
                            favor of Chase Bank of Texas, National Association.
                            (incorporated herein by reference to Exhibit 10.8 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.9            -- Employment Agreement, dated as of July 1, 1997, by and
                            between Harbor Financial Mortgage Corporation and Richard
                            J. Gillen. (incorporated herein by reference to Exhibit
                            10.9 of the Company's 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.10           -- Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R.
                            Brower, with similar agreements between FC Capital Corp.
                            and each of James H. Aronoff and Christopher J.
                            Morrissey. (incorporated herein by reference to Exhibit
                            10.10 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.11           -- Shareholder Agreement, dated as of September 8, 1997,
                            among FirstCity Funding Corporation, FirstCity Consumer
                            Lending Corporation, Thomas R. Brower, Scot A. Foith,
                            Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves,
                            Stephen H. Trent and Blake P. Bozman. (incorporated
                            herein by reference to Exhibit 10.11 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.12           -- Revolving Credit Loan Agreement, dated as of March 20,
                            1998, by and between FC Properties, Ltd. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.12 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.13           -- Revolving Credit Loan Agreement, dated as of February 27,
                            1998, by and between FH Partners, L.P. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.13 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.14           -- Note Agreement, dated as of June 6, 1997, among Bosque
                            Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
                            Investment Realty Partners, L.P. and Bankers Trust
                            Company of California, N.A. (incorporated herein by
                            reference to Exhibit 10.14 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.15           -- 60,000,000 French Franc Revolving Promissory Note, dated
                            September 25, 1997, by J-Hawk International Corporation
                            in favor of the Bank of Scotland. (incorporated herein by
                            reference to Exhibit 10.15 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.16           -- Loan Agreement, dated as of September 25, 1997, by and
                            between Bank of Scotland and J-Hawk International
                            Corporation. (incorporated herein reference to Exhibit
                            10.16 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.17           -- Guaranty Agreement, dated as of September 25, 1997, by
                            J-Hawk (incorporated herein by reference to Exhibit 10.17
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.18           -- Guaranty Agreement, dated as of September 25, 1997, by
                            FirstCity Financial Corporation in favor of Bank of
                            Scotland. (incorporated herein by reference to Exhibit
                            10.18 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.19           -- Warehouse Credit Agreement, dated as of May 17, 1996,
                            among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust
                            and National Auto Funding Corporation. (incorporated
                            herein by reference to Exhibit 10.19 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).
         10.20           -- Funding Commitment, dated as of May 17, 1996 by and
                            between ContiTrade Services L.L.C. and The Company.
                            (incorporated herein by reference to Exhibit 10.20 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.21           -- Revolving Credit Agreement, dated as of December 29,
                            1995, by and between the Company and Cargill Financial
                            Services Corporation, as amended by the Eighth Amendment
                            to Revolving Credit Agreement dated February 1998.
                            (incorporated herein by reference to Exhibit 10.21 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.22           -- Master Repurchase Agreement Governing Purchased and Sales
                            of Mortgage Loans, dated as of July 1998, between Lehman
                            Commercial Paper Inc. and FHB Funding Corp. (incorporated
                            herein by reference to Exhibit 10.1 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 18, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.23           -- Warehouse Credit Agreement, dated as of April 30, 1998
                            among ContiTrade Services, L.L.C., FirstCity Consumer
                            Lending Corporation, FirstCity Auto Receivables L.L.C.
                            and FirstCity Financial Corporation. (incorporated herein
                            by reference to Exhibit 10.2 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission August
                            16, 1998).
         10.24           -- Servicing Agreement, dated as of April 30, 1998 among
                            FirstCity Auto Receivables L.L.C. , FirstCity Servicing
                            Corporation of California, FirstCity Consumer Lending
                            Corporation and ContiTrade Services L.L.C. (incorporated
                            herein by reference to Exhibit 10.3 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 16, 1998).
         10.25           -- Security and Collateral Agreement, dated as of April 30,
                            1998 among FirstCity Auto Receivables L.L.C., ContiTrade
                            Services L.L.C. and Chase Bank of Texas, National
                            Association. (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 10-Q dated August 14, 1998,
                            filed with the Commission August 16, 1998).
         10.26           -- Loan Agreement, dated as of July 24, 1998, between
                            FirstCity Commercial Corporation and CFSC Capital Corp.
                            XXX (incorporated herein by reference Exhibit 10.5 of the
                            Company's Form 10-Q dated August 14, 1998, filed with the
                            Commission on August 18, 1998).
         10.27           -- Loan Agreement, dated April 8, 1998 between Bank of
                            Scotland and the Company (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
         10.28           -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.7 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
         10.29           -- Employment Agreement, dated October 1, 1998, by and
                            between FirstCity. Financial Mortgage Corporation, and
                            Buddy L. Terrell (incorporated herein by reference to
                            Exhibit 10.29 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).
         10.30           -- Security Agreement, dated as of April 30, 1998 among
                            Enterprise Funding Corporation, FCAR Receivables L.L.C.,
                            MBIA Insurance Corporation, FirstCity Funding
                            Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a
                            Loan Servicing enterprise (incorporated herein by
                            reference to Exhibit 10.30 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.31           -- Note purchase agreement, dated March 30, 1999 among
                            Enterprise Funding Corporation, FCAR Receivables, L.L.C.
                            and NationsBank, N.A. (incorporated herein by reference
                            to Exhibit 10.31 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).
         10.32           -- Custodian Agreement, dated March 30, 1999, among FCAR
                            Receivables L.L.C., FirstCity Funding Corporation,
                            NationsBank, N.A., Enterprise Funding Corporation and
                            Chase Bank of Texas, N.A. (incorporated herein by
                            reference to Exhibit 10.32 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.33           -- 100,000,000 dollar form of note, dated March 30, 1999
                            among FCAR Receivables LLC, Enterprise Funding
                            Corporation and NationsBank, N.A. (incorporated herein by
                            reference to Exhibit 10.33 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.33           -- Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America
                            Financial, Inc., FirstCity Financial Mortgage
                            Corporation, and Guaranty Federal Bank F.S.B. as
                            Administrative Agent and Bank One, Texas, N.A. as
                            Collateral Agent (incorporated herein by reference to
                            Exhibit 10.33 of the Company's Form 10-Q dated August 16,
                            1999, filed with the commission on August 16, 1999).
         10.34           -- Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.34 of the Company's
                            Form 10-Q dated August 16, 1999, filed with the
                            Commission on August 16, 1999).
         10.35           -- Amended and Restated Loan Agreement, dated December 20,
                            1999, by and among FirstCity Financial Corporation as
                            Borrower and The Lenders Named Herein, as Lenders and
                            Bank of Scotland as Agent (incorporated herein by
                            reference to Exhibit 10.1 of the Company's Form 8-K dated
                            December 22, 1999, filed with the commission on December
                            28, 1999).
         10.36           -- Subordinated Secured Senior Note Purchase Agreement,
                            dated December 20, 1999, between FirstCity Financial
                            Corporation, as Issuer and IFA Corporation, as Purchaser
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Form 8-K dated December 22, 1999, filed with
                            the commission on December 28, 1999).
         10.37           -- Employment Agreement, dated October 1, 1999, by and
                            between FirstCity Commercial Corporation and Terry R.
                            DeWitt. (incorporated herein by reference to Exhibit
                            10.37 of the Company's Form 10-K dated February 8, 2000,
                            filed with the commission on February 8, 2000).
         10.38           -- Employment Agreement, dated October 1, 1999, by and
                            between FirstCity Commercial Corporation and G. Stephen
                            Fillip. (incorporated herein by reference to Exhibit
                            10.38 of the Company's Form 10-K dated February 8, 2000,
                            filed with the commission on February 8, 2000).
         10.39           -- Shareholder Agreement, dated October 1, 1999, by and
                            among FirstCity Holdings Corporation, FirstCity
                            Commercial Corporation, Terry R. DeWitt, G. Stephen
                            Fillip and James C. Holmes. (incorporated herein by
                            reference to Exhibit 10.39 of the Company's Form 10-K
                            dated February 8, 2000, filed with the commission on
                            February 8, 2000).
         10.40           -- Securities Purchase Agreement, dated as of August 18,
                            2000, by and among the Company, Consumer Corp., Funding
                            LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein
                            by reference to Exhibit 10.40 of the Company's Form 8-K
                            dated August 25, 2000, filed with the commission on
                            September 11, 2000).
         10.41           -- Contribution and Assumption Agreement by and between
                            Consumer Corp. and Drive dated as of August 18, 2000.
                            (incorporated herein by reference to Exhibit 10.41 of the
                            Company's Form 8-K dated August 25, 2000, filed with the
                            commission on September 11, 2000).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.42           -- Contribution and Assumption Agreement by and between
                            Funding LP and Drive dated as of August 18, 2000.
                            (incorporated herein by reference to Exhibit 10.42 of the
                            Company's Form 8-K dated August 25, 2000, filed with the
                            commission on September 11, 2000).
         10.43           -- Second Amendment to Amended and Restated Loan Agreement,
                            dated December 20, 1999, by and among the Company, as
                            borrower, and the Lenders, as lenders, and Bank of
                            Scotland, as Agent. (incorporated herein by reference to
                            Exhibit 10.43 of the Company's Form 8-K dated August 25,
                            2000, filed with the commission on September 11, 2000).
         27.1            -- Financial Data Schedule. (Exhibit 27.1 is being submitted as an exhibit only in the electronic format of this
                            Quarterly Report on Form 10-Q being submitted to the
                            Securities and Exchange Commission. Exhibit 27.1 shall
                            not be deemed filed for purposes of Section 11 of the
                            Securities Act of 1933, Section 18 of the Securities Act
                            of 1934, as amended, or Section 323 of the Trust
                            Indenture Act of 1939, as amended, or otherwise be
                            subject to the liabilities of such sections, nor shall it
                            be deemed a part of any registration statement to which
                            it relates.)

     (b) Reports on Form 8-K. A report on Form 8-K dated August 25, 2000 was filed by the Registrant with the Securities and Exchange Commission on September 11, 2000 concerning the sale of a 49% equity interest in the Company's automobile finance operation.

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

                                            By:    /s/ J. BRYAN BAKER
                                                --------------------------------
                                                         J. Bryan Baker
                                                Senior Vice President and Chief
                                                       Financial Officer
                                                  (Duly authorized officer and
                                                    principal financial and
                                                             accounting
                                                   officer of the Registrant)

Dated: November 14, 2000

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
         10.24           -- Servicing Agreement, dated as of April 30, 1998 among
                            FirstCity Auto Receivables L.L.C. , FirstCity Servicing
                            Corporation of California, FirstCity Consumer Lending
                            Corporation and ContiTrade Services L.L.C. (incorporated
                            herein by reference to Exhibit 10.3 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 16, 1998).
         10.25           -- Security and Collateral Agreement, dated as of April 30,
                            1998 among FirstCity Auto Receivables L.L.C., ContiTrade
                            Services L.L.C. and Chase Bank of Texas, National
                            Association. (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 10-Q dated August 14, 1998,
                            filed with the Commission August 16, 1998).
         10.26           -- Loan Agreement, dated as of July 24, 1998, between
                            FirstCity Commercial Corporation and CFSC Capital Corp.
                            XXX (incorporated herein by reference Exhibit 10.5 of the
                            Company's Form 10-Q dated August 14, 1998, filed with the
                            Commission on August 18, 1998).
         10.27           -- Loan Agreement, dated April 8, 1998 between Bank of
                            Scotland and the Company (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
         10.28           -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.7 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
         10.29           -- Employment Agreement, dated October 1, 1998, by and
                            between FirstCity. Financial Mortgage Corporation, and
                            Buddy L. Terrell (incorporated herein by reference to
                            Exhibit 10.29 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).
         10.30           -- Security Agreement, dated as of April 30, 1998 among
                            Enterprise Funding Corporation, FCAR Receivables L.L.C.,
                            MBIA Insurance Corporation, FirstCity Funding
                            Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a
                            Loan Servicing enterprise (incorporated herein by
                            reference to Exhibit 10.30 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.31           -- Note purchase agreement, dated March 30, 1999 among
                            Enterprise Funding Corporation, FCAR Receivables, L.L.C.
                            and NationsBank, N.A. (incorporated herein by reference
                            to Exhibit 10.31 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).
         10.32           -- Custodian Agreement, dated March 30, 1999, among FCAR
                            Receivables L.L.C., FirstCity Funding Corporation,
                            NationsBank, N.A., Enterprise Funding Corporation and
                            Chase Bank of Texas, N.A. (incorporated herein by
                            reference to Exhibit 10.32 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.33           -- 100,000,000 dollar form of note, dated March 30, 1999
                            among FCAR Receivables LLC, Enterprise Funding
                            Corporation and NationsBank, N.A. (incorporated herein by
                            reference to Exhibit 10.33 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.33           -- Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America
                            Financial, Inc., FirstCity Financial Mortgage
                            Corporation, and Guaranty Federal Bank F.S.B. as
                            Administrative Agent and Bank One, Texas, N.A. as
                            Collateral Agent (incorporated herein by reference to
                            Exhibit 10.33 of the Company's Form 10-Q dated August 16,
                            1999, filed with the commission on August 16, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.34           -- Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.34 of the Company's
                            Form 10-Q dated August 16, 1999, filed with the
                            Commission on August 16, 1999).
         10.35           -- Amended and Restated Loan Agreement, dated December 20,
                            1999, by and among FirstCity Financial Corporation as
                            Borrower and The Lenders Named Herein, as Lenders and
                            Bank of Scotland as Agent (incorporated herein by
                            reference to Exhibit 10.1 of the Company's Form 8-K dated
                            December 22, 1999, filed with the commission on December
                            28, 1999).
         10.36           -- Subordinated Secured Senior Note Purchase Agreement,
                            dated December 20, 1999, between FirstCity Financial
                            Corporation, as Issuer and IFA Corporation, as Purchaser
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Form 8-K dated December 22, 1999, filed with
                            the commission on December 28, 1999).
         10.37           -- Employment Agreement, dated October 1, 1999, by and
                            between FirstCity Commercial Corporation and Terry R.
                            DeWitt. (incorporated herein by reference to Exhibit
                            10.37 of the Company's Form 10-K dated February 8, 2000,
                            filed with the commission on February 8, 2000).
         10.38           -- Employment Agreement, dated October 1, 1999, by and
                            between FirstCity Commercial Corporation and G. Stephen
                            Fillip. (incorporated herein by reference to Exhibit
                            10.38 of the Company's Form 10-K dated February 8, 2000,
                            filed with the commission on February 8, 2000).
         10.39           -- Shareholder Agreement, dated October 1, 1999, by and
                            among FirstCity Holdings Corporation, FirstCity
                            Commercial Corporation, Terry R. DeWitt, G. Stephen
                            Fillip and James C. Holmes. (incorporated herein by
                            reference to Exhibit 10.39 of the Company's Form 10-K
                            dated February 8, 2000, filed with the commission on
                            February 8, 2000).
         10.40           -- Securities Purchase Agreement, dated as of August 18,
                            2000, by and among the Company, Consumer Corp., Funding
                            LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein
                            by reference to Exhibit 10.40 of the Company's Form 8-K
                            dated August 25, 2000, filed with the commission on
                            September 11, 2000).
         10.41           -- Contribution and Assumption Agreement by and between
                            Consumer Corp. and Drive dated as of August 18, 2000.
                            (incorporated herein by reference to Exhibit 10.41 of the
                            Company's Form 8-K dated August 25, 2000, filed with the
                            commission on September 11, 2000).
         10.42           -- Contribution and Assumption Agreement by and between
                            Funding LP and Drive dated as of August 18, 2000.
                            (incorporated herein by reference to Exhibit 10.42 of the
                            Company's Form 8-K dated August 25, 2000, filed with the
                            commission on September 11, 2000).
         10.43           -- Second Amendment to Amended and Restated Loan Agreement,
                            dated December 20, 1999, by and among the Company, as
                            borrower, and the Lenders, as lenders, and Bank of
                            Scotland, as Agent. (incorporated herein by reference to
                            Exhibit 10.43 of the Company's Form 8-K dated August 25,
                            2000, filed with the commission on September 11, 2000).

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