Form 10-K405
period 2000-12-31
FIRSTCITY FINANCIAL CORP
filed 2001-04-13
CIK 828678

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of common stock outstanding at March 28, 2001 was 8,368,344. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of the common stock on the Nasdaq National Market System, was approximately $9,149,188.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                              FORM 10-K
                                                              ---------
Notice of Annual Meeting and Proxy Statement for the 2001
  Annual Meeting of Shareholders............................     III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FIRSTCITY FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
Item 1     Business....................................................     1
Item 2     Properties..................................................     9
Item 3     Legal Proceedings...........................................     9
Item 4     Submission of Matters to a Vote of Security Holders.........    10
PART II
Item 5     Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................    10
Item 6     Selected Financial Data.....................................    11
Item 7     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    12
Item 7A    Quantitative and Qualitative Disclosures About Market
             Risk......................................................    38
Item 8     Financial Statements and Supplementary Data.................    40
Item 9     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................    78
PART III
Item 10    Directors and Executive Officers of the Registrant..........    78
Item 11    Executive Compensation......................................    78
Item 12    Security Ownership of Certain Beneficial Owners and
             Management................................................    78
Item 13    Certain Relationships and Related Transactions..............    78
PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................    79

FORWARD LOOKING INFORMATION

     This Annual Report on Form 10-K may contain forward-looking statements. The factors identified under "Risk Factors" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, FirstCity Financial Corporation (the "Company" or "FirstCity").

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

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     The Company is a financial services company headquartered in Waco, Texas with offices throughout the United States and Mexico and a presence in France. The Company began operating in 1986 as a specialty financial services company focused on acquiring and resolving distressed loans and other assets purchased at a discount relative to the aggregate unpaid principal balance of the loans or the appraised value of the other assets ("Face Value"). To date the Company has acquired, for its own account and through various affiliated partnerships, pools of assets or single assets (collectively referred to as "Portfolio Assets" or "Portfolios") with a Face Value of approximately $5.6 billion. The Company's servicing expertise, which it has developed largely through the resolution of distressed assets, is a cornerstone of its growth strategy. Today the Company is engaged in two principal businesses: (i) Portfolio Asset acquisition and resolution and (ii) consumer lending through the Company's minority investment in Drive Financial Services LP ("Drive"). See Note 9 of the Company's Consolidated Financial Statements for certain financial information about these two segments of the Company.

BUSINESS STRATEGY

     The Company's core business is the acquisition, management, servicing and resolution of purchased assets pools. Key elements of the Company's overall business strategy include:

     - Increasing the Company's investments in purchased asset pools acquired from financial institutions and government agencies, both for its own account or through investment entities formed with Cargill Financial Services Corporation ("Cargill" or "Cargill Financial") or one or more other co-investors, thereby capitalizing on the expertise of partners whose skills complement those of the Company.

     - Identifying and acquiring, through non-traditional niche sources, distressed assets that meet the Company's investment criteria, which may involve the utilization of special acquisition structures.

     - Acquiring, managing, servicing and resolving assets in certain international markets, either separately or in partnership with others, including Cargill.

     - Capitalizing on the Company's servicing expertise to enter into new markets with servicing agreements which provide for reimbursement of costs of entry and operations plus an incentive servicing fee after certain thresholds are met without requiring substantial equity investments.

     - Retaining a minority interest investment in the consumer lending business line.

     - Maximizing growth in operations, thereby permitting the utilization of the Company's net operating loss carryforwards ("NOLs").

BACKGROUND

     The Company began operating in the financial service business in 1986 as a purchaser of distressed assets from the Federal Deposit Insurance Corporation ("FDIC") and the Resolution Trust Corporation ("RTC"). From its original office in Waco, Texas, with a staff of four professionals, the Company's asset acquisition and resolution business grew to become a significant participant in an industry fueled by the problems experienced by banks and thrifts throughout the United States. In the late 1980s, the Company also began acquiring assets from healthy financial institutions interested in eliminating nonperforming assets from their portfolios. The Company began its relationship with Cargill in 1991. Since that time, the Company and Cargill have formed a series of Acquisition Partnerships through which they have jointly acquired over $4.8 billion in Face Value of distressed assets.

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

     Following the Merger, the Company adopted a growth and diversification strategy designed to capitalize on its servicing and credit expertise to expand into additional financial service businesses with management. To that end, in July 1997 the Company acquired Harbor Financial Group, Inc. and its subsidiaries (collectively referred to as "Mortgage Corp."), a company engaged in the residential and commercial mortgage banking business since 1983. During 1997, the Company also expanded into related niche financial services markets, such as mortgage conduit banking, conducted through FC Capital Corp. ("Capital Corp."), a subsidiary of the Company, and such as consumer finance, conducted through FirstCity Consumer Lending Corporation ("Consumer Corp."), a subsidiary of the Company.

     Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Mortgage Corp. and Capital Corp. These entities comprise the operations that were previously reported as the Company's mortgage banking operations. Because the Company formally adopted plans to discontinue the operations of Mortgage Corp. and Capital Corp., and operations at each such entity have ceased, the results of historical operations have been reflected as discontinued operations.

     On October 14, 1999, Mortgage Corp. filed for protection under Chapter 11 of the Bankruptcy Code. Mortgage Corp.'s filings with the bankruptcy court reflected that it had stated assets of approximately $95 million and stated liabilities of approximately $98 million. The Company has not guaranteed the indebtedness of Mortgage Corp. and has previously reached agreement with its corporate revolving lenders to permanently waive any events of default related to Mortgage Corp., including bankruptcy.

     As a result of the liquidity constraints created by the discontinued operations of Mortgage Corp. and Capital Corp., in the third quarter of 2000, Consumer Corp. completed the sale of a 49% equity interest in its automobile finance operation to IFA Drive GP Holdings LLC ("IFA-GP") and IFA Drive LP Holdings LLC ("IFA-LP"), wholly-owned subsidiaries of BOS (USA) Inc., formerly IFA Incorporated ("IFA

Parent"), for a purchase price of $15 million cash, pursuant to the terms of a Securities Purchase Agreement dated as of August 18, 2000 (the "Securities Purchase Agreement"), by and among the Company, Consumer Corp., FirstCity Funding, LP ("Funding LP"), FirstCity Funding GP Corp. ("Funding GP"), IFA-GP and IFA-LP. The transaction generated $75 million in cash and resulted in a net gain of $8.1 million. Simultaneously, the Bank of Scotland and the Company completed a debt restructure whereby the Company reduced the outstanding debt under its senior and subordinate facilities from $113 million to approximately $44 million. The Company also retired approximately $6.4 million of debt owed to other lenders.

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     The Company engages in the Portfolio Asset acquisition and resolution business through its wholly owned subsidiary, FirstCity Commercial Corporation, and its subsidiaries ("Commercial Corp."). In the Portfolio Asset acquisition and resolution business Commercial Corp. acquires and resolves portfolios of performing and nonperforming commercial and consumer loans and other assets, which are generally acquired at a discount to Face Value. Purchases may be in the form of pools of assets or single assets. Performing assets are those as to which debt service payments are being made in accordance with the original or restructured terms of such assets. Nonperforming assets are those as to which debt service payments are not being made in accordance with the original or restructured terms of such assets, or as to which no debt service payments are being made. Portfolios are designated as nonperforming unless substantially all of the assets comprising the Portfolio are performing. Once a Portfolio has been designated as either performing or nonperforming, such designation is generally not changed for accounting purposes regardless of the performance of the assets comprising the Portfolio. Portfolios are either acquired for Commercial Corp.'s own account or through investment entities formed with Cargill or one or more other co-investors (each such entity, an "Acquisition Partnership"). See
"-- Portfolio Asset Acquisition and Resolution Business -- Relationship with Cargill" To date, Commercial Corp. and the Acquisition Partnerships have acquired over $5.6 billion in Face Value of assets.

     Revenues from the Portfolio Asset acquisition and resolution business attributable to foreign and domestic operations for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Domestic................................................  $14,616   $20,468   $24,241
Foreign.................................................    6,700     5,029     5,041
                                                          -------   -------   -------
                                                          $21,316   $25,497   $29,282
                                                          =======   =======   =======

 Portfolio Asset Acquisition and Resolution Business

    SOURCES OF ASSETS ACQUIRED

     In the early 1990s large quantities of nonperforming assets were available for acquisition from the RTC and the FDIC. Since 1993, sellers of nonperforming assets have included private sellers as well as government agencies such as the Small Business Administration. Private sellers include financial institutions, insurance companies, and other institutional lenders, both in the United States and in various foreign countries. As a result of mergers, acquisitions and corporate downsizing efforts, other business entities frequently seek to dispose of excess real estate property or other financial assets not meeting the strategic needs of a seller. Sales of such assets improve the seller's balance sheet, reduce overhead costs, reduce staffing requirements and avoid management and personnel distractions associated with the intensive and time-consuming task of resolving loans and disposing of real estate. Consolidations within a broad range of industries, especially banking, have augmented the trend of financial institutions and other sellers packaging and selling asset portfolios to investors as a means of disposing of nonperforming loans or other surplus or non-strategic assets.

    PORTFOLIO ASSETS

     Commercial Corp. acquires and manages Portfolio Assets, which are generally purchased at a discount to Face Value by Commercial Corp. or through Acquisition Partnerships. The Portfolio Assets are generally nonhomogeneous assets, including loans of varying qualities that are unsecured or secured by diverse collateral types and foreclosed properties. Some of the secured Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on business real estate or other collateral cash flow. Consumer loans may be secured (by real or personal property) or unsecured. Portfolio Assets may be designated as performing or nonperforming. Commercial Corp. generally expects to resolve Portfolio Assets within three to five years after purchase.

     To date, a substantial majority of the Portfolio Assets acquired by Commercial Corp. has been designated as nonperforming. Commercial Corp. seeks to resolve nonperforming Portfolio Assets through (i) a negotiated settlement with the borrower in which the borrower pays all or a discounted amount of the loan,
(ii) conversion of the loan into a performing asset through extensive servicing efforts followed by either a sale of the loan to a third party or retention of the loan by Commercial Corp. or the Acquisition Partnership or (iii) foreclosure of the loan and sale of the collateral securing the loan.

     Commercial Corp. has substantial experience acquiring, managing and resolving a wide variety of asset types and classes. As a result, it does not limit itself as to the types of Portfolios it will evaluate and purchase. Commercial Corp.'s willingness to acquire Portfolio Assets is generally determined by factors including the information that is available regarding the assets in a Portfolio, the price at which the Portfolio can be acquired and the expected net cash flows from the resolution of such assets. Commercial Corp. has acquired Portfolio Assets in virtually all 50 states, the Virgin Islands, Puerto Rico, France, Japan and Mexico. Commercial Corp. believes that its willingness to acquire nonhomogeneous Portfolio Assets without regard to geographic location provides it with an advantage over certain competitors that limit their activities to either a specific asset type or geographic location.

     Commercial Corp. also seeks to capitalize on emerging opportunities in foreign markets in which the market for nonperforming loans of the type generally purchased by Commercial Corp. is less efficient than the market for such assets in the United States. Through December 31, 2000, Commercial Corp. has acquired, with Cargill and a local French partner, ten Portfolios in France, consisting of approximately 22,000 assets, for an aggregate purchase price of approximately $245 million. Such assets had a Face Value of approximately $945 million. Commercial Corp.'s share of the equity interest in the Portfolios acquired in France ranges from 10% to 33% and Commercial Corp. has made a total equity investment in these Portfolios of approximately $21 million. Commercial Corp. owns a 10% interest in MCS et Associates ("MCS"), a French asset servicing company and is, in conjunction with MCS and Cargill, actively pursuing opportunities to purchase additional pools of distressed assets in France and other areas of Western Europe. In addition, Commercial Corp. has formed a Mexican asset servicing company, which has offices in Guadalajara and Mexico City, Mexico, which facilitates its participation in acquisition of in Mexico. Through December 31, 2000 Commercial Corp. and its various partners have acquired five Portfolios in Mexico consisting of an aggregate of approximately 39,000 assets with a Face Value of approximately $1.6 billion for a total purchase price of approximately $333 million. Commercial Corp.'s share of the equity interest in the Portfolios acquired in Mexico ranges from 3% to 20%, and Commercial Corp. has made a total investment therein of approximately $16 million.

     The following table presents, for the years ended December 31, 2000, 1999 and 1998,respectively, selected data for the Portfolio Assets acquired by Commercial Corp.

                                PORTFOLIO ASSETS

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                         2000        1999       1998
                                                      ----------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Face Value..........................................  $1,578,932   $516,518   $537,356
Total purchase price................................     394,927    210,799    139,691
Total equity invested(1)............................     341,736     63,260     65,073
Commercial Corp. equity invested....................  $   22,140   $ 11,203   $ 28,478
Total number of Portfolio Assets....................      47,320      5,769      4,966

---------------
(1) Includes investments made in the form of equity and notes receivable from affiliates of the investor group to the Acquisition Partnerships.

  Sources of Portfolio Assets

     Commercial Corp. develops its Portfolio Asset opportunities through a variety of sources. The activities or contemplated activities of expected sellers are publicized in industry publications and through other similar sources. Commercial Corp. also maintains relationships with a variety of parties involved as sellers or as brokers or agents for sellers. Many of the brokers and agents concentrate by asset type and have become familiar with Commercial Corp.'s acquisition criteria and periodically approach Commercial Corp. with identified opportunities. In addition, repeat business referrals from Cargill or other co-investors in Acquisition Partnerships, repeat business from previous sellers, focused marketing by Commercial Corp. and the nationwide presence of Commercial Corp. and the Company are important sources of business.

     Commercial Corp. identifies investment opportunities in foreign markets in much the same manner as in the United States. In varying degrees of volume and efficiency, the markets of Europe, Asia, and Latin America all include sellers of nonperforming assets. In some countries, such as Mexico, the government has taken a very active role in the management and orderly disposition of these types of assets. Commercial Corp.'s established presence in Mexico and France provides a strong base for the identification, valuation, and acquisition of assets in those countries, as well as in adjacent markets. Commercial Corp. continues to identify partners who have contacts within various foreign markets and can bring Portfolio Asset opportunities to Commercial Corp.

  Asset Analysis and Underwriting

     Prior to making an offer to acquire any Portfolio, Commercial Corp. performs an extensive evaluation of the assets that comprise the Portfolio. If, as is often the case, the Portfolio Assets are nonhomogeneous, Commercial Corp. will evaluate all individual assets determined to be significant to the total of the proposed purchase. If the Portfolio Assets are homogenous in nature, a sample of the assets comprising the Portfolio is selected for evaluation. The evaluation of individual assets generally includes analyzing the credit and collateral file or other due diligence information supplied by the seller. Based upon such seller-provided information, Commercial Corp. will undertake additional evaluations of the asset, which, to the extent permitted by the seller, will include site visits to, and environmental reviews of the property securing the loan or the asset proposed to be purchased. Commercial Corp. will also analyze relevant local economic and market conditions based on information obtained from its prior experience in the market or from other sources, such as local appraisers, real estate principals, realtors and brokers.

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

     The analysis and underwriting procedure in foreign markets follows the same extensive diligence philosophy as that employed domestically. Additional risks are evaluated in foreign markets, including currency strength, short and long-term market stability and political concerns. These risks are appropriately priced into the cost of the acquisition.

  Servicing

     After a Portfolio is acquired, Commercial Corp. assigns the Portfolio Assets to account servicing officers who are independent of the personnel that performed the due diligence evaluation in connection with the purchase of the Portfolio. Portfolio Assets are serviced either at the Company's headquarters or in one of Commercial Corp.'s other offices. Commercial Corp. generally establishes servicing operations in locations in close proximity to significant concentrations of Portfolio Assets. Most of such offices are considered temporary and are reviewed for closing after the assets in the geographic region surrounding the office are substantially resolved. The assigned account servicing officer develops a business plan and budget for each asset based upon an independent review of the cash flow projections developed during the investment evaluation, physical inspections of assets on collateral underlying the related loans, evaluation of local market conditions and discussions with the relevant borrower. Budgets are periodically reviewed and revised as necessary. Commercial Corp. employs loan-tracking software and other operational systems that are generally similar to systems used by commercial banks, but which have been enhanced to track both the collected and the projected cash flows from Portfolio Assets.

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

     Commercial Corp. services all of the Portfolio Assets owned for its own account, all of the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, Portfolio Assets owned by third parties. In connection with the Acquisition Partnerships in the United States, Commercial Corp. generally earns a servicing fee of between 1% and 8% of gross cash collections generated rather than a management fee based on the Face Value of the asset being serviced. The rate of servicing fee charged is generally a function of the average Face Value of the assets within each pool being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range). For the Mexican Acquisition Partnerships, Commercial Corp. earns a servicing fee based on costs of servicing plus a profit margin. The Company also has certain consulting contracts with its Mexican investment entities whereby the Company is entitled to additional compensation for servicing once a specified return to the investors has been achieved. The Acquisition Partnerships in France are serviced by MCS in which the Company maintains an equity interest.

  Structure and Financing of Portfolio Asset Purchases

     Portfolio Assets are either acquired for the account of a subsidiary of Commercial Corp. or through the Acquisition Partnerships. Portfolio Assets owned directly by a subsidiary of Commercial Corp. may be funded with cash contributed by Commercial Corp., equity financing provided by an affiliate of Cargill, and secured senior debt that is recourse only to such subsidiary.

     Each Acquisition Partnership is a separate legal entity, (generally a limited partnership, but may instead be a limited liability company, trust, corporation or other type of entity). Commercial Corp. and an investor typically form a corporation to serve as the corporate general partner of each Acquisition Partnership. Generally, Commercial Corp. and the investor each own 50% of the general partner and a 49.5% limited partnership interest in the Acquisition Partnership (the general partner owns the other 1% interest). Cargill or its affiliates are the investor in the vast majority of the Acquisition Partnerships currently in existence. See "-- Relationship with Cargill." Certain institutional investors have also held limited partnership interests in the Acquisition Partnerships and may hold interests in the related corporate general partners.

     The Acquisition Partnerships are generally financed by debt, secured only by the assets of the individual entity, and are nonrecourse to the Company, Commercial Corp., its co-investors and the other Acquisition Partnerships. Commercial Corp. believes that this legal structure insulates it, the Company and the other Acquisition Partnerships from certain potential risks, while permitting Commercial Corp. to share in the economic benefits of each Acquisition Partnership.

     Senior secured acquisition financing currently provides the majority of the funding for the purchase of Portfolios. Commercial Corp. and the Acquisition Partnerships have relationships with a number of senior lenders including Cargill. Senior acquisition financing is obtained at variable interest rates ranging from LIBOR to prime based pricing with negotiated spreads to the base rates. The final maturity of the senior secured acquisition debt is normally two years from the date of funding of each advance under the facility. The terms of the senior acquisition debt of the Acquisition Partnerships may allow, under certain conditions, distributions to equity partners before the debt is repaid in full.

     Prior to maturity of the senior acquisition debt, the Acquisition Partnerships typically refinance the senior acquisition debt with long-term debt secured by the assets of partnerships or transfer assets from the Portfolios to special purpose entities to affect structured financings or securitization transactions. Such long-term debt generally accrues interest at a lower rate than the senior acquisition debt, has collateral terms similar to the senior acquisition debt, and permits distributions of excess cash flow generated by the Acquisition Partnership to the equity partners so long as the partnership is in compliance with applicable financial covenants.

     In foreign markets, Commercial Corp. takes great care in the establishment of ownership structures. Prior to investment, Commercial Corp., in conjunction with its co-investors, performs significant diligence and planning on the tax, licensing, and other ownership issues of the particular country. As in the United States, each foreign Acquisition Partnership is a separate legal entity, generally formed as the equivalent of a limited liability company or a liquidating trust. Over the year, Commercial Corp. has cultivated successful relationships with several investors in its international acquisitions.

  Relationship with Cargill

     Cargill, a diversified financial services company, is a wholly owned subsidiary of Cargill, Incorporated, which is generally regarded as one of the world's largest privately held corporations and has offices worldwide. Cargill and its affiliates provide significant debt and equity financing to the Acquisition Partnerships. In addition, Commercial Corp. believes its relationship with Cargill significantly enhances Commercial Corp.'s credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into related businesses and foreign markets.

     Under a Right of First Refusal Agreement and Due Diligence Reimbursement Agreement effective as of January 1, 1998, as amended (the "Right of First Refusal Agreement") among the Company, FirstCity Servicing Corporation, Cargill and its wholly owned subsidiary CFSC Capital Corp. II ("CFSC"), if the Company receives an invitation to bid on or otherwise obtains an opportunity to acquire interests in loans, receivables, real estate or other assets located in the United States, Canada, Mexico, or the Caribbean in which the aggregate amount to be bid exceeds $4 million, the Company is required to follow a prescribed notice procedure pursuant to which CFSC has the option to participate in the proposed purchase by requiring that such purchase or acquisition be effected through an Acquisition Partnership formed by the Company and Cargill (or an affiliate). The Right of First Refusal Agreement does not prohibit the Company from holding discussions with entities other than CFSC regarding potential joint purchases of interests in loans, receivables, real estate or other assets, provided that any such purchase is subject to CFSC's right to participate in the Company's share of the investment. The Right of First Refusal Agreement further provides that, subject to certain conditions, CFSC will bear 50% of the due diligence expenses incurred by the Company in connection with proposed asset purchases. The Right of First Refusal Agreement is a restatement and extension of a similar agreement entered into among the Company, certain members of the Company's management and Cargill in 1992. The Right of First Refusal Agreement has a termination date of January 1, 2002.

  Business Strategy

     Historically, Commercial Corp. has leveraged its expertise in asset resolution and servicing by investing in a wide variety of asset types across a broad geographic scope. Commercial Corp. continues to follow this investment strategy and seeks expansion opportunities into new asset classes and geographic areas when it believes it can achieve attractive risk adjusted returns. The following are the key elements of Commercial Corp.'s business strategy in the portfolio acquisition and resolution business:

     - Traditional markets. Commercial Corp. will continue to invest in purchased asset pools acquired from financial institutions and government agencies, both for its own account or through investment entities formed with Cargill or one or more other co-investors.

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

GOVERNMENT REGULATION

     Some aspects of the Company's Portfolio Asset acquisition and resolution business are subject to regulation under various federal, state and local statutes and regulations that impose requirements and restrictions affecting, among other things, disclosures to obligors, the terms of secured transactions, collection repossession and claims handling procedures, multiple qualification and licensing requirements for doing business in various jurisdictions, and other trade practices.

COMPETITION

     The Portfolio Asset acquisition business is highly competitive. Some of the Company's principal competitors are substantially larger and better capitalized than the Company. Because of these resources, these companies may be better able than the Company to acquire Portfolio Assets, to pursue new business opportunities or to survive periods of industry consolidation. Generally, there are three aspects of the distressed asset business: due diligence, Portfolio management, and servicing. The Company is a major participant in all three areas. In comparison, certain of its competitors (including certain securities and banking firms) have historically competed primarily as portfolio purchasers and have customarily engaged other parties to conduct due diligence on potential portfolio purchases and to service acquired assets, and certain other competitors (including certain banking and other firms) have historically competed primarily as servicing companies.

     The Company believes that its ability to acquire Portfolios for its own account and through Acquisition Partnerships will be an important component of the Company's overall future growth. Acquisitions of Portfolios are often based on competitive bidding, which involves the danger of bidding too low (which generates no business), or bidding too high (which could win the Portfolio at an economically unattractive price).

EMPLOYEES

     The Company had 140 employees as of December 31, 2000. No employee is a member of a labor union or party to a collective bargaining agreement. The Company believes that its employee relations are good.

CONSUMER LENDING

     The Company historically conducted all of its consumer receivable origination activities through Consumer Corp. Consumer Corp.'s focus had been on the origination and servicing of sub-prime consumer loans. Such loans are extended to borrowers who evidence an ability and willingness to repay credit, but have experienced an adverse event, such as a job loss, illness or divorce, or have had past credit problems, such as delinquency, bankruptcy, repossession or charge-offs. In the third quarter of 2000, Consumer Corp. formed Drive and transferred the entire operations of its automobile finance platform to Drive. Consumer Corp. sold a 49% equity interest in Drive to IFA-GP and IFA-LP, subsidiaries of IFA Parent, a wholly owned subsidiary of the Bank of Scotland. See "Background" under Item 1 and "Overview -- Sale of 49% of Automobile Finance Operation and Debt Restructure" under Item 7 for additional information related to formation and structure of Drive. As a result of the sale, the majority of Consumer Corp.'s operations that have historically been consolidated are now accounted for under the equity method.

     Drive accumulates and pools automobile loans acquired from franchise dealerships for sales in public and private securitization transactions. Such transactions result in the recognition of gains to the extent that the proceeds received (including the estimated value of the retained subordinated interests) exceed the basis of the automobile loans and the costs associated with the securitization process. When the automobile loans are securitized and sold, the retained interests are valued at the discounted present value of the cash flows expected to be realized over the anticipated average life of the assets sold after future estimated credit losses, estimated pre-payments, servicing fees and other securitization fees related to loan sold. The discounted present value of such interests are computed using Drive's assumptions for market discount rates, pre-payment fees, default rates, credit losses and other costs based upon the unique underlying characteristics of the automobile loans comprising each securitization.

     Drive employs an underwriting process and purchase discount methodology that is designed to result in a purchase discount equaling or exceeding expected losses for all loans acquired by Drive. The carrying value of loans is evaluated by Drive on a monthly basis for impairment. A valuation allowance is established for any impairment identified with provisions to augment the allowance charged to earnings in the period identified. Loans are generally acquired by Drive at a discount from the face value of the loan with the acquisition discount established as an allowance to losses at the acquisition date of the loan.

     Ownership of Drive is allocated as follows: 49% of Drive is owned (directly and indirectly) by IFA-GP and IFA-LP, 31% of Drive is owned (directly and indirectly) by Consumer Corp., and 20% of Drive (directly and indirectly) by the Auto Finance Management Group. The partners of Drive have no obligation to make additional capital contributions to Drive. In connection with the sale of the interest in Drive to IFA-GP and IFA-LP, IFA Parent provided a term financing of $60 million to Drive and its subsidiary, Drive ABS LP, which was used to repay indebtedness owed to the Company by Consumer Corp. The Company provided a guaranty limited to a maximum of up to $4,000,000.00 of the $60 million loan by IFA Parent. The Company, Consumer Corp. and Funding L.P., secured the guaranty with security interests in their respective ownership interests in Consumer Corp., Funding L.P. and Drive. IFA Parent also provided a warehouse line to Drive through a $100 million Receivables Financing Agreement (the "Receivables Financing Agreement"). The

Receivables Financing Agreement was in addition to the $100 million warehouse line provided to Drive by Enterprise Funding Corporation, an affiliate of Bank of America.

     On February 16, 2001, IFA Parent and Drive entered into an amendment to the Receivables Financing Agreement providing for an increase in the maximum commitment under the facility to $150 million. On February 16, 2001, Drive entered into a subordinate capital loan agreement with IFA Parent which provides for working capital loans in the maximum aggregate principal amount of $40 million to be made available to Drive. An initial draw under this facility was made in the amount of $20 million, which amount was applied to a payment on the $60 million term facility provided by IFA Parent.

     On April 6, 2001, Drive terminated its prior warehouse facility with Enterprise Funding Corporation and entered into a $100 million commercial paper conduit warehouse facility with Enterprise Funding Corporation (the "Enterprise Facility") which will provide financing for Drive through April 5, 2002. IFA Parent was requested, as a condition to the effectiveness of the Enterprise Facility, to enter into agreements (the "Sponsor Agreements") which require IFA Parent, under certain circumstances to: (i) purchase nonconforming contracts in the event that the seller, the servicer, or the related originator fails to repurchase any contract which is required to be repurchased, (ii) pay certain premiums and other expenses, (iii) indemnify Enterprise Funding Corporation, the collateral agent, and the insurance provider from certain types of losses, and
(iv) to make certain secondary servicer advances. IFA Parent required the Company to indemnify IFA Parent for 31% (the amount of the direct and indirect ownership of Consumer Corp. in Drive) of any losses resulting under the terms of the Sponsor Agreements.

     During the fourth quarter of 2000, Drive completed a securitization of $100 million of face value of automobile receivables. In connection with that securitization, IFA Parent was required to enter into agreements to pay certain fees and expenses, and to repurchase contracts under certain circumstances and to indemnify other parties to the securitization from certain liabilities pursuant to the securitization documents. IFA Parent required the Company to provide an indemnity to IFA Parent for 31% (the ownership interest held directly and indirectly by Consumer Corp. in Drive) of any and all losses suffered by IFA Parent under those agreements. The Company believes that additional funding provided by IFA Parent and Enterprise Funding Corporation along with improved capital markets execution should provide the liquidity needed by Drive to allow this business model to mature with planned, controlled growth.

ITEM 2. PROPERTIES.

     The Company leases all its office locations. The Company leases its current headquarters building from a related party under a noncancellable operating lease, which expires December 2001. All leases of the other offices of the Company and subsidiaries expire prior to 2006.

ITEM 3. LEGAL PROCEEDINGS.

     The Company and Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage Corporation) filed suit in the Federal District Court for the Western District of Texas, Waco Division, against Chase Bank of Texas, N.A. and Chase Securities, Inc. in September 1999 seeking damages resulting from alleged violations by the defendants of the Bank Holding Company Act and from civil conspiracy engaged in by the defendants, and injunctive relief, arising from an engagement letter entered into between the Company and Chase Securities, Inc. relating to the sale assets or securities of Harbor Financial Group, Inc., Harbor Financial Mortgage Corporation and their subsidiaries (collectively "Harbor"). The Company alleged that Chase Bank of Texas, N.A. conditioned its extension of credit to Harbor on the retention of Chase Securities, Inc. by the Company and Harbor violated the Bank Holding Company Act. The Company additionally sought a judicial declaration that the plaintiffs were not obligated to pay any commission to Chase Securities, Inc. under the engagement letter. The actual damages sought by the Company were in excess of $200 million. The Company also sought recovery of three times its damages pursuant to the Bank Holding Company Act and recovery of its costs of court, including reasonable attorneys fees. A motion to dismiss the Texas suit was granted based upon a provision in the engagement letter that provided that any suit arising from the engagement letter would be pursued in the State of New York. The Company has requested leave of the Supreme Court for the State of New York to amend its answer in that proceeding to include these claims as a counterclaim to the suit brought by Chase Securities, Inc. and an action against Chase Bank of Texas, N.A.

     On October 4, 1999, Chase Securities, Inc. filed suit against the Company before the Supreme Court for the State of New York, County of New York:
Commercial Part seeking recovery of $2.4 million as the balance of a transaction fee allegedly due it under the terms of the engagement letter and other just and proper relief. The Company denies that it has any liability to Chase Securities, Inc. and intends to vigorously defend the suit. The Company has asserted as a defense to this action the violations of the Bank Holding Company Act asserted in the litigation pending before the Federal District Court for the Western District of Texas. The Company has sought leave to amend its answer in the suit to include a counterclaim against Chase Securities, Inc. and an action against Chase Bank of Texas, N.A. under the Bank Holding Company Act as is asserted in the Texas suit.

     On October 14, 1999, Mortgage Corp. filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. In a motion filed in those proceedings requesting the appointment of a Chapter 11 Trustee, the debtors stated that they were reviewing pre-petition transfers to the Company to determine if those transfers are avoidable. On December 14, 1999, the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. The Chapter 7 Trustee has not initiated an action against the Company to assert an avoidance action to recover any preferential transfers. The Company believes that it has valid defenses to any allegations that might be made to avoid any pre-petition transfers in connection with the Mortgage Corp. bankruptcy proceedings.

     Periodically, the Company, its subsidiaries, its affiliates and the Acquisition Partnerships are parties to or otherwise involved in legal proceedings arising in the normal course of business. The Company does not believe that there is any proceeding threatened or pending against it, its subsidiaries, its affiliates or the Acquisition Partnerships which, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company, its subsidiaries, its affiliates or the Acquisition Partnerships.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                        COMMON AND PREFERRED STOCK DATA

     The Company's common stock, $.01 par value per share (the "Common Stock"), and adjusting rate preferred stock are listed on the Nasdaq National Market System under the symbols FCFC and FCFCO, respectively. The number of holders of record of Common Stock on March 31, 2001 was approximately 514.

High and low stock prices and dividends for the Common Stock and adjusting rate preferred stock in 2000 and 1999 are displayed in the following table:

                                                 2000                   1999
                                            --------------   ---------------------------
                                             MARKET PRICE     MARKET PRICE       CASH
                                            --------------   ---------------   DIVIDENDS
QUARTER ENDED                                HIGH     LOW     HIGH     LOW       PAID
-------------                               ------   -----   ------   ------   ---------
Common Stock:
  March 31................................  $ 3.89   $2.13   $16.75   $ 8.88        --
  June 30.................................    2.38    1.58    11.44     5.06        --
  September 30............................    2.88    1.50     6.63     0.75        --
  December 31.............................    2.19    1.25     2.75     1.13        --
Adjusting Rate Preferred Stock(1):
  March 31................................  $11.00   $7.00   $20.75   $17.38    $0.525
  June 30.................................    9.25    4.38    18.25    15.00     0.525
  September 30............................   11.88    8.25    15.75     5.00     0.525
  December 31.............................   11.00    9.06     9.63     6.00        --

---------------

(1) In the third quarter of 1999, payment of dividends in respect to the Adjusting Rate Preferred Stock was suspended.

     The Company has never declared or paid a dividend on the Common Stock. The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate that it will declare or pay any dividends on the Common Stock in the foreseeable future. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. The Company's Senior Facility and certain other credit facilities to which the Company and its subsidiaries are parties contain restrictions relating to the payment of dividends and other distributions.

     There have been no sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA.

     In the third quarter of 2000, Consumer Corp. completed a sale of a 49% equity interest in its automobile finance operation to IFA-GP and IFA-LP. As a result of this sale, the Company no longer consolidates the financial statements of its automobile finance operation since August 1, 2000, but instead records its investment under the equity method of accounting.

     Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Mortgage Corp and Capital Corp. These entities comprise the operations that were previously reported as the Company's residential and commercial mortgage banking business. Because the Company formally adopted plans to discontinue the operations of Mortgage Corp. and Capital Corp., and operations at each such entity have ceased, the results of historical operations have been reflected as discontinued operations.

     On October 14, 1999, Mortgage Corp. filed for protection under Chapter 11 of the Bankruptcy Code. Mortgage Corp.'s filings with the bankruptcy court reflected that it had stated assets of approximately $95 million and stated liabilities of approximately $98 million. FirstCity has not guaranteed the indebtedness of Mortgage Corp. and has previously reached agreement with its corporate revolving lenders to permanently waive any events of default related to Mortgage Corp., including bankruptcy. The Chapter 11 bankruptcy proceeding was subsequently converted to a Chapter 7 bankruptcy proceeding to liquidate Mortgage Corp. and certain of its subsidiaries.

     The Selected Financial Data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report and with the related Consolidated Financial Statements and Notes thereto under Item 8 of this Report.

                            SELECTED FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               2000       1999        1998       1997       1996
                                             --------   ---------   --------   --------   --------
Revenues...................................  $ 52,176   $  58,928   $ 51,544   $ 63,896   $ 61,469
Expenses...................................    56,288      58,197     51,719     49,482     42,077
Earnings (loss) from continuing
  operations...............................   (11,733)     (5,819)       785     27,623     35,405
Earnings (loss) from discontinued
  operations...............................    (5,000)   (102,337)   (20,977)     8,005      3,724
Net earnings (loss)........................   (15,900)   (108,156)   (20,192)    35,628     39,129
Redeemable preferred dividends.............     2,568       2,568      5,186      6,203      7,709
Net earnings (loss) to common
  shareholders(1)..........................   (18,468)   (110,724)   (25,378)    29,425     31,420
Net earnings (loss) from continuing
  operations per common share --
  Basic(1).................................     (1.71)      (0.92)     (0.58)      3.28       4.26
  Diluted(1)...............................     (1.71)      (0.92)     (0.58)      3.25       4.22
Dividends per common share.................        --          --         --         --         --
At year end:
  Total assets.............................   140,991     230,622    336,643    317,146    237,802
  Total notes payable......................    93,764     169,792    165,922    152,216     91,924
  Preferred stock..........................    29,533      26,965     26,323     41,908     53,617
Total common equity........................     8,478      26,587    136,955    112,758     84,802

---------------

(1) Includes $1.2 million, $13.6 million and $16.2 million, respectively, of deferred tax benefits related to the recognition of benefits to be realized from net operating loss carryforwards (NOLs) in 1998, 1997 and 1996, and deferred tax provisions of $7.0 million and $4.9 million, respectively, in 2000 and 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is a financial services company engaged in Portfolio Asset acquisition and resolution, conducted through Commercial Corp., and in consumer lending, conducted through its investment in Drive.

     The Company's financial results are affected by many factors including levels of and fluctuations in interest rates, fluctuations in the underlying values of real estate and other assets, the timing of and ability to liquidate assets, and the availability and prices for loans and assets acquired in all of the Company's businesses. The Company's business and results of operations are also affected by the availability of financing with terms acceptable to the Company and the Company's access to capital markets, including the securitization markets.

     As a result of the significant period to period fluctuations in the revenues and earnings or losses of the Company's Portfolio Asset acquisition and resolution business, the sale of the interest in the automobile finance operation, and the timing of securitization transactions of Consumer Corp., period to period comparisons of the Company's results of continuing operations may not be meaningful.

     The Company reported a loss for the quarter ended December 31, 2000 of $.5 million. After accrued dividends on the Company's preferred stock, the net loss to common shareholders was $1.2 million or $.14 per share on a diluted basis. Components of the quarterly loss for the fourth quarter compared to the third quarter are as follows:

                                                              FOURTH      THIRD
                                                              QUARTER    QUARTER
                                                               2000       2000
                                                              -------    -------
                                                                (IN THOUSANDS)
Portfolio Asset Acquisition and Resolution..................  $   254    $ 1,086
Consumer....................................................    1,663      6,763
Corporate interest..........................................   (1,526)    (2,905)
Corporate overhead..........................................     (902)    (2,059)
Accrued preferred dividends.................................     (642)      (642)
Extraordinary gain (early extinguishment of debt)...........       --        833
                                                              -------    -------
  Net income (loss) to common shareholders..................  $(1,153)   $ 3,076
                                                              =======    =======

     For the year 2000, the Company reported a net loss to common shareholders of $18.5 million or $2.21 per share on a diluted basis. Components of the annual net loss for 2000 compared to 1999 are as follows:

                                                                2000        1999
                                                              --------    ---------
                                                                 (IN THOUSANDS)
Portfolio Asset Acquisition and Resolution..................  $  3,354    $   9,743
Consumer....................................................    10,362        5,635
Corporate interest..........................................   (12,175)      (9,716)
Corporate overhead..........................................   (13,274)     (11,481)
Accrued preferred dividends.................................    (2,568)      (2,568)
Loss from discontinued operations...........................    (5,000)    (102,337)
Extraordinary gain (early extinguishment of debt)...........       833           --
                                                              --------    ---------
  Net loss to common shareholders...........................  $(18,468)   $(110,724)
                                                              ========    =========

  Sale of 49% of Automobile Finance Operation and Corporate Debt Restructure

     In the third quarter of 2000, the Company completed a major transaction that generated significant cash to allow the Company to return to its emphasis in the Portfolio Asset acquisition and resolution business. The Company sold a 49% equity interest in its automobile finance operation to certain subsidiaries of IFA Parent, a wholly owned subsidiary of Bank of Scotland. The transaction generated $75 million in cash as described below and resulted in a gain of $12.1 million. Simultaneously, Bank of Scotland and the Company completed a debt reduction and restructure, which resulted in reduced interest rates and fees, increased liquidity, and an extended maturity. Additionally, this transaction brought the Company into compliance under its lending covenants and cured defaults that may have existed prior to the restructure.

     The new entity formed to facilitate the transaction is Drive. Drive assumed the entire operations of the former automobile finance platform of the Company created and developed by the Company and the Auto Finance Management Group in September of 1997. The platform will continue to be headquartered in Dallas, Texas. IFA Parent, through its wholly-owned subsidiaries IFA-GP and IFA-LP, purchased 49% of this newly formed entity for $15 million, and Bank of Scotland provided $60 million to Drive and its subsidiary, Drive ABS LP, in term financing which was used to repay indebtedness owed to The Company by its automobile finance operation. After taking into effect the sale of the 49% interest to IFA-GP and IFA-LP, the ownership of Drive is allocated as follows:
49% of Drive is owned (directly and indirectly) by IFA-GP and IFA-LP, 31% of Drive is owned (directly and indirectly) by Consumer Corp., and 20% of Drive is owned (directly and indirectly) by Thomas R. Brower, Scott A. Foith, Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves,

Stephen H. Trent and Blake P. Bozman (the "Auto Finance Management Group"). Bank of Scotland also provided a new $100 million warehouse line of credit to Drive (subsequently increased to $150 million). This new warehouse line is in addition to the current $100 million warehouse line of Drive with an affiliate of Bank of America. The Company believes that additional funding along with improved capital markets execution should provide the needed liquidity to allow this business model to mature with planned, controlled growth. The Company provided a guaranty limited to a maximum amount of up to $4 million of the $60 million term loan by IFA Parent, resulting in a $4 million deferral of the $12.1 million gain. The Company, Consumer Corp. and Funding LP secured the Company's guaranty with a security interest in their respective ownership interests in Consumer Corp., Funding LP and Drive. As a result of this transaction, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments.

     As a result of the Drive transaction, the indebtedness of the Company owed to its senior lenders under its Senior Facility, to IFA Parent under its Subordinated Debt facility and certain other creditors was reduced from approximately $113 million to approximately $44.3 million. The Company also retired approximately $6.4 million of debt owed to other lenders. In the restructure, Bank of Scotland forgave a fee in the amount of $2.5 million, which resulted in accrued loan fees of $.8 million owed to the senior lender being recorded as an extraordinary gain in the consolidated financial statements.

     The Company's debt of $44.3 million remaining after the Drive transaction was restructured into a new facility provided solely by Bank of Scotland and IFA Parent, which provides for an aggregate maximum loan amount of $53 million comprised of a $10 million Revolving Line of Credit, a $31 million Term Loan A and a $12 million Term Loan B, with reduced interest rates and fees and a maturity date of December 31, 2003. The loans under the restructured loan facility mature December 31, 2003, and carry pricing of LIBOR plus 2.5% for the Revolving Line of Credit and Term Loan A and prime rate for Term Loan B. The new facility provides for a facility fee of $.5 million and a prepayment fee of $.5 million. The restructured loan facility requires the consent of the lenders prior to payment of any common and preferred dividends. The Company obtained waivers or modifications under the Second Amendment that brought the Company into compliance under the facility and cured defaults that existed prior to the restructure.

     In connection with the restructuring of the loan facility, the Company and IFA Parent amended IFA Parent's option to acquire a warrant for 1,975,000 shares of non-voting Common Stock, which was granted to IFA Parent in December 1999 in connection with the $25 million subordinated debt facility. The option, as amended, allows IFA to acquire a warrant to acquire 1,975,000 shares of the Company's non-voting Common Stock; the option can be exercised after August 31, 2001 if Term Loan B remains outstanding, but not prior to that date. The strike price of $2.3125 remains the same. In the event that prior to August 31, 2001 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate.

     IFA Parent also retains its warrant to purchase 425,000 shares of the Company's voting Common Stock at $2.3125 per share, which was issued in connection with the debt restructure in December 1999. In the event that Term Loan B is terminated prior to August 31, 2001 through a transaction involving the issuance of warrants, IFA is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's common stock.

  Dividends on Preferred Stock

     Currently, the Company has approximately 1.2 million preferred shares outstanding with accrued and unpaid dividends of approximately $3.9 million. Term Loan B, which resulted from the corporate debt restructure completed in August 2000, restricts the payment of dividends on these shares until it is repaid in full.

     The Company stated previously that it intended to seek stockholder approval prior to the end of fiscal year 2000 for the replacement of Term Loan B with a private placement of subordinated debt provided by certain insiders and other interested investors. At that time it was contemplated that warrants for common stock would be issued in connection with the private placement. The Company, however, is limited in its ability to issue common shares and warrants due to change of control issues related to its substantial net operating loss carryforwards. While the private placement originally contemplated would allow for the payment of future dividends on the preferred stock, management believes that a more strategic utilization of its limited authorized shares and would better serve the long-term interests of the Company's stockholders. The Company currently does not plan to pursue the private placement at this time. Management will continue to evaluate alternatives to repay Term Loan B prior to August 31, 2001 to terminate the option to obtain warrants to acquire the 1,975,000 shares of the Company's common stock. This would allow the Company to utilize these shares in a transaction that the Company believes would maximize long-term stockholder value.

ANALYSIS OF REVENUES AND EXPENSES

     The Company reported a net loss to common stockholders for 2000 of $18.5 million. As a result of the sale of interest in the automobile finance operation, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments.

     The following table summarizes the revenues and expenses of each of the Company's business segments and presents the contribution that each business makes to the Company's operating margin.

                       ANALYSIS OF REVENUES AND EXPENSES

                                                             YEAR ENDED DECEMBER 31,
                                                      -------------------------------------
                                                         2000         1999          1998
                                                      ----------   -----------   ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Servicing fees.................................   $  7,555     $   3,850     $  3,062
     Gain on resolution of Portfolio Assets.........      3,120         4,054        9,208
     Equity in earnings of investments..............      7,369        11,318       12,827
     Interest income................................      2,143         2,610        2,452
     Other..........................................      1,129         3,665        1,733
                                                       --------     ---------     --------
          Total.....................................     21,316        25,497       29,282
  Expenses:
     Interest and fees on notes payable.............      3,266         4,308        6,244
     Salaries and benefits..........................      5,531         5,542        4,619
     Provision for loan and impairment losses.......      1,971            --           --
     Occupancy, data processing and other...........      7,083         5,818        6,078
                                                       --------     ---------     --------
          Total.....................................     17,851        15,668       16,941
                                                       --------     ---------     --------
  Operating contribution before direct taxes........   $  3,465     $   9,829     $ 12,341
                                                       ========     =========     ========
  Operating contribution, net of direct taxes.......   $  3,354     $   9,743     $ 12,284
                                                       ========     =========     ========

                                                             YEAR ENDED DECEMBER 31,
                                                      -------------------------------------
                                                         2000         1999          1998
                                                      ----------   -----------   ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSUMER LENDING:
  Revenues:
     Servicing fees.................................   $  3,887     $   5,086     $  2,705
     Equity in earnings of investments..............      2,223            --           --
     Interest income................................     12,882        17,787       10,035
     Gain on sale of automobile loans...............      2,836        10,280        7,214
     Gain on sale of interest in subsidiary.........      8,091            --           --
     Other..........................................         71           171          106
                                                       --------     ---------     --------
          Total.....................................     29,990        33,324       20,060
  Expenses:
     Interest and fees on notes payable.............      3,217         4,730        3,549
     Salaries and benefits..........................      7,277         8,053        5,602
     Provision for loan and impairment losses.......      2,420         4,302        9,201
     Occupancy, data processing and other...........      6,706        10,539        5,466
                                                       --------     ---------     --------
          Total.....................................     19,620        27,624       23,818
                                                       --------     ---------     --------
  Operating contribution (loss) before direct
     taxes..........................................   $ 10,370     $   5,700     $ (3,758)
                                                       ========     =========     ========
  Operating contribution (loss), net of direct
     taxes..........................................   $ 10,362     $   5,635     $ (3,758)
                                                       ========     =========     ========
  Total operating contribution, net of direct
     taxes..........................................   $ 13,716     $  15,378     $  8,526
                                                       ========     =========     ========
CORPORATE OVERHEAD:
  Other revenue.....................................   $    870     $     107     $  2,202
  Corporate interest expense........................    (12,175)       (9,716)      (4,797)
  Salaries and benefits, occupancy, professional and
     other expenses.................................     (7,144)       (6,688)      (6,335)
  Deferred tax valuation benefit (allowance)........     (7,000)       (4,900)       1,189
                                                       --------     ---------     --------
  Earnings (loss) from continuing operations........    (11,733)       (5,819)         785
  Loss from discontinued operations.................     (5,000)     (102,337)     (20,977)
  Extraordinary gain................................        833            --           --
                                                       --------     ---------     --------
  Net loss..........................................    (15,900)     (108,156)     (20,192)
  Preferred dividends...............................     (2,568)       (2,568)      (5,186)
                                                       --------     ---------     --------
  Net loss to common shareholders...................   $(18,468)    $(110,724)    $(25,378)
                                                       ========     =========     ========
SHARE DATA:
  Basic and diluted earnings (loss) per common share
     are as follows:
     Loss from continuing operations before
       accounting change per common share...........   $  (1.71)    $   (0.92)    $  (0.58)
     Discontinued operations per common share.......      (0.60)       (12.32)       (2.77)
     Cumulative effect of accounting change.........         --         (0.09)          --
     Extraordinary gain.............................       0.10            --           --
     Net loss per common share......................   $  (2.21)    $  (13.33)    $  (3.35)
     Weighted average common shares outstanding.....      8,351         8,307        7,584

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     Acquisitions for the fourth quarter of 2000 were comprised of four portfolios, two of which were in France for $41 million, one in Mexico for $49 million and one in the United States at a cost of $10 million for a total purchase price of $100 million. The Company invested approximately $9.4 million in these portfolios for the quarter ended December 31, 2000, resulting in aggregate invested capital for the year 2000 of $22.1 million, which approximates the Company's target of $22.5 million for the year. Not included in year 2000 acquisitions was a $66.3 million domestic portfolio purchased in January 2001, in which FirstCity invested $4.1 million in equity. This portfolio was originally contemplated to close prior to year-end.

     Aggregate acquisitions by the Company are as follows:

                                                                          FIRSTCITY
                                                              PURCHASE    INVESTED
                                                               PRICE       EQUITY
                                                              --------    ---------
                                                                 (IN THOUSANDS)
1st Quarter.................................................  $ 13,629     $ 1,836
2nd Quarter.................................................   154,398       4,941
3rd Quarter.................................................   126,914       6,012
4th Quarter.................................................    99,986       9,351
                                                              --------     -------
          Total 2000........................................  $394,927     $22,140
          Total 1999........................................  $210,799     $11,203
          Total 1998........................................  $139,691     $28,478
          Total 1997........................................  $183,229     $37,109

     In 2000 the Company completed its largest acquisition year in its history the purchase of $395 million of Portfolio Assets directly and through Acquisition Partnerships. While the Company was limited as to the amount of equity it could invest in these Portfolios due to lack of capital and limited availability under its funding facilities (the equity line available to Commercial Corp. was increased from $17 million to $30 million in January 2001), in certain markets the Company was able to obtain servicing contracts which provide for incentive fees to be paid to the Company once a target return threshold to the investors has been achieved. Current estimates indicate that these contracts should generate significant additional fee revenue over the next three to five years.

     The Company believes that prospects for investment in distressed assets in 2001 continue to be positive. The recent increase in non-performing assets in the domestic banking sector has resulted in a significant increase in the availability of product. Additionally, the Company continues to see increasing availability of distressed assets in France and Mexico.

     During January 2001 the Company increased its line of credit with a related party to $30 million from $17 million, which will provide liquidity for additional equity investments. To complement these equity investments the Company will continue to utilize its established acquisition and servicing franchise to attract new capital and generate incentive based servicing fees.

     Revenues at Commercial Corp. consist primarily of gain on disposition of assets, interest income on performing assets and equity in earnings of affiliated Acquisition Partnerships. In addition, Commercial Corp. derives servicing fees from Acquisition Partnerships for the servicing activities performed related to the assets held in the Acquisition Partnerships.

     In its Portfolio Asset acquisition and resolution business, Commercial Corp. acquires Portfolio Assets that are designated as nonperforming, performing or real estate. Each Portfolio is accounted for as a pool and not on an individual asset basis. To date, a substantial majority of the Portfolio Assets acquired by Commercial Corp. has been designated as nonperforming. Once a Portfolio has been designated as either nonperforming or performing, such designation is not changed regardless of the performance of the assets comprising the Portfolio. The Company recognizes revenue from Portfolio Assets and Acquisition Partnerships based on proceeds realized from the resolution of Portfolio Assets, which proceeds have historically varied significantly and likely will continue to vary significantly from period to period. The following table presents selected information regarding the revenues and expenses of the Company's Portfolio Asset acquisition and resolution business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                   PORTFOLIO ASSET ACQUISITION AND RESOLUTION

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
  Average investment:
     Nonperforming Portfolios.........................  $21,446    $29,822    $41,873
     Performing Portfolios............................   12,416     15,618     14,629
     Real estate Portfolios...........................    5,534      9,154     15,919
  Gain on resolution of Portfolio Assets:
     Nonperforming Portfolios.........................  $ 2,325    $ 3,047    $ 6,112
     Performing Portfolios............................      185         --        299
     Real estate Portfolios...........................      610      1,007      2,797
                                                        -------    -------    -------
          Total.......................................  $ 3,120    $ 4,054    $ 9,208
  Interest income on performing Portfolios............  $ 2,120    $ 2,397    $ 2,140
  Gross profit percentage on resolution of Portfolio
     Assets:
     Nonperforming Portfolios.........................     22.4%      19.8%      23.6%
     Performing Portfolios............................     24.6%        --        8.0%
     Real estate Portfolios...........................     18.6%      23.7%      20.9%
     Weighted average gross profit percentage.........     21.7%      20.7%      21.4%
  Interest yield on performing Portfolios.............     17.1%      15.4%      14.6%
SERVICING FEE REVENUES:...............................  $ 7,555    $ 3,850    $ 3,062
PERSONNEL:
Personnel expenses....................................  $ 5,531    $ 5,542    $ 4,619
  Number of personnel (at period end):
     Production.......................................       23         12         12
     Servicing........................................       82         60         64
INTEREST EXPENSE:
  Average debt........................................  $32,878    $49,078    $71,091
  Interest expense....................................    3,266      4,308      6,244
  Average cost........................................      9.9%       8.8%       8.8%

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

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                            ACQUISITION PARTNERSHIPS

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
REVENUES:
  Gain on resolution of Portfolio Assets................  $75,788   $51,035   $57,628
  Gross profit percentage on resolution of Portfolio
     Assets.............................................     46.4%     40.9%     33.9%
  Interest income.......................................  $18,049   $16,409   $ 9,714
  Other income..........................................    2,195     1,914     3,127

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
INTEREST EXPENSE(1):
  Interest expense......................................   38,289    15,626    13,081
  Average debt..........................................  292,707   159,827   159,145
  Average cost..........................................     13.1%      9.8%      8.2%
OTHER EXPENSES:
  Servicing fees........................................  $ 8,034   $ 6,391   $ 5,360
  Legal.................................................      251     2,178     2,557
  Property protection...................................    5,390     3,109     5,898
  Other.................................................    7,302     5,599     9,867
                                                          -------   -------   -------
          Total other expenses..........................   20,977    17,277    23,682
                                                          -------   -------   -------
          Net earnings..................................  $36,766   $36,455   $33,706
                                                          =======   =======   =======
Equity in earnings of Acquisition Partnerships..........  $ 7,203   $11,444   $12,827
Equity in earnings (loss) of Servicing Entities.........      166      (126)       --
                                                          -------   -------   -------
                                                          $ 7,369   $11,318   $12,827
                                                          =======   =======   =======

---------------
(1) Interest expense for 2000 and 1999 includes interest on loans to the Acquisition Partnerships located in Mexico from affiliates of the investor groups. The rates on these loans range between 19% and 20%. The average cost on debt excluding the Mexican Acquisition Partnerships was 9.4% and 9.2% for 2000 and 1999, respectively.

  Servicing Fee Revenues

     Commercial Corp. derives fee income for its servicing activities performed on behalf of the Acquisition Partnerships. In connection with the Acquisition Partnerships in the United States, Commercial Corp. generally earns a servicing fee of between 1% and 8% of gross cash collections generated by the Acquisition Partnerships, rather than a periodic management fee based on the Face Value of the assets being serviced. The rate of servicing fee charged is a function of the average Face Value of the assets within each Portfolio being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range). For the Mexican Acquisition Partnerships, Commercial Corp. earns a servicing fee based on costs of servicing plus a profit margin. Commercial Corp. also receives incentive fees once the Mexican Acquisition Partnerships reach a targeted return on the initial investment.

CONSUMER LENDING

     During the fourth quarter of 2000, Drive completed a securitization of $100 million of face value of automobile receivables. FirstCity's portion of the quarterly earnings from this entity was $1.8 million. Earnings from this entity correlate closely with the timing, size and execution of securitizations of originated automobile receivables. Therefore, earnings from this entity on a quarterly basis will fluctuate. Management is encouraged with the results to date.

     Historically, the primary components of revenue derived by Consumer Corp. have been interest income and gain on sale of loans. The primary expenses of Consumer Corp. have been salaries and benefits, provision for loan losses and impairment of residual interests and interest expense. As noted above, the Company sold a 49% equity interest in the automobile finance operation (conducted through Drive) effective August 1, 2000. The Company recognized a gain of $8.1 million on the sale of equity interest. Subsequent to the sale, operating activity is recorded using the equity method of accounting. As a result, the majority of operations reported in the Consumer Lending segment are for activity prior to August 1, 2000. Therefore, period-to-period comparisons of Consumer Corp.'s results of operations may not be meaningful. The following chart presents selected information regarding the revenues and expenses of Consumer Corp.'s consumer lending business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                                CONSUMER LENDING

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
INTEREST INCOME:
  Average loans and investments:
     Auto...............................................  $35,710   $56,540   $35,880
     Investments........................................   33,757    41,864    26,720
  Interest income:
     Auto...............................................    8,364    11,811     7,542
     Investments........................................    4,077     5,487     2,181
     Other..............................................      441       489       312
  Average yield:
     Auto...............................................     23.4%     20.9%     21.0%
     Investments........................................     12.1%     13.1%      8.2%
SERVICING FEE REVENUES..................................  $ 3,887   $ 5,086   $ 2,705
PERSONNEL:
  Personnel expenses....................................  $ 7,277   $ 8,053   $ 5,602
  Number of personnel (at period end)(1):
     Production.........................................       --       142        93
     Servicing..........................................       --       206       110
INTEREST EXPENSE:
  Average debt..........................................  $34,531   $53,948   $36,302
  Interest expense......................................    3,217     4,730     3,549
  Average cost..........................................      9.3%      8.8%      9.8%

---------------
(1) As a result of the Drive transaction, effective August 2000, Drive employs the personnel associated with the automobile finance operation.

  Interest Income

     Interest income is accrued on originated and acquired loans at the contractual rate of interest of the underlying loan. The accrual of interest income is discontinued once a loan becomes 90 days past due.

  Gain on Sale of Loans

     Drive accumulates and pools automobile loans acquired from franchised dealerships for sales in public and private securitization transactions. Such transactions result in the recognition of gains to the extent that the proceeds received (including the estimated value of the retained subordinated interests) exceed the basis of the automobile loans and the costs associated with the securitization process. When the automobile loans are securitized and sold, the retained interests are valued at the discounted present value of the cash flows expected to be realized over the anticipated average life of the assets sold after future estimated credit losses, estimated prepayments, servicing fees and other securitization fees related to the loans sold. The discounted present value of such interests is computed using Drive's assumptions of market discount rates, prepayment speeds, default rates, credit losses and other costs based upon the unique underlying characteristics of the automobile loans comprising each securitization.

     During the second quarter 2000, Consumer Corp. completed one securitization transaction, FAR 2000-1, with an approximate aggregate loss assumption of 11.3%. Consumer Corp. completed two securitization transactions in 1999, FAR 1999-1 and FAR 1999-2. Approximate aggregate loss assumptions were 10.7% and 11.0%, respectively, of the outstanding principal balance of underlying loans. In its securitization transactions completed in 1998, NAF 1998-1, FAR 1998-2 and FAR 1998-3, Consumer Corp. assumed that losses would approximate an aggregate of 19.8%, 15.4% and 11.2%, respectively, of the outstanding principal balance of the underlying loans. Consumer Corp. calculated the present value of future cash flows from the securitizations using discount rates ranging from 7.3% (on one rated security) to 15% per year and prepayment speeds ranging from 10% to 15%.

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

INCOME TAXES

     As a result of the Merger, the Company has substantial federal NOLs, which can be used to offset the tax liability associated with the Company's pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits, such as the acquisition of Harbor in the third quarter of 1997, result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic financial statements. The Company's analysis resulted in an increase to the valuation allowance of $7.0 million in 2000. Due to the evaluation of the recoverability of the deferred tax asset recognized related to the mortgage banking operations, the Company increased its valuation allowance by $4.9 million in 1999. Similar events could occur in the future, and would impact the recognition of the Company's estimate of the required valuation allowance associated with its NOLs. If there are changes in the estimated level of the required reserve, net earnings will be affected accordingly.

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

2000 COMPARED TO 1999

     The Company reported a loss from continuing operations of $11.7 million in 2000 (including a gain of $8.1 million on sale of the Company's interest in Consumer Corp. pursuant to the Drive transaction) compared to a loss of $5.8 million in 1999. The loss from discontinued operations totaled $5.0 million in 2000 and $102.3 million in 1999. Net loss to common stockholders was $18.5 million in 2000 compared to $110.7 million in 1999. The Company recorded an extraordinary gain of $.8 million, or $.10 per share, in 2000 in connection with the forgiveness of loan fees by the Bank of Scotland with respect to the Company's restructuring of its outstanding loans. On a per share basis, basic and diluted net loss attributable to common stockholders was $2.21 in 2000 compared to $13.33 in 1999. An accounting change related to SOP 98-5 resulted in a loss of $.8 million in the first quarter of 1999 or $0.09 per share.

  Portfolio Asset Acquisition and Resolution

     The operating contribution of $3.4 million in 2000 declined by $6.4 million, or 66%, compared with 1999. Commercial Corp. purchased $395 million of Portfolio Assets during 2000 through the Acquisition Partnerships compared to $211 million in acquisitions in 1999. Commercial Corp.'s quarter end investment in Portfolio Assets decreased to $30 million in 2000 from $39.4 million in 1999. Commercial Corp. invested $22.1 million in equity in Portfolio Assets in 2000 compared to $11.2 million in 1999.

     Servicing fee revenues. Servicing fees increased by 96% to $7.6 million in 2000 from $3.9 million in 1999 primarily as a result of increased operations from Acquisition Partnerships in Mexico formed during 2000 and 1999. The service fees for the Mexico Acquisition Partnerships are based on operating expenses, unlike the Acquisition Partnerships in the United States and France, which are based on collections.

     Gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets decreased by 27% to $14.4 million in 2000 from $19.6 million in 1999. The net gain on resolution of Portfolio Assets decreased by 23% to $3.1 million in 2000 from $4.1 million in 1999 as the result of decreased proceeds. The weighted average gross profit percentage on the resolution of Portfolio Assets in 2000 was 21.7% as compared to 20.7% in 1999.

     Equity in earnings of Investments. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships increased 31% to $163 million in 2000 from $125 million in 1999 while the gross profit percentage increased to 46.4% in 2000 from 40.9% in 1999. The net result was an overall increase in the net income of the Acquisition Partnerships of 1% to $36.8 million in 2000 from $36.5 million in 1999. However, Commercial Corp.'s equity earnings from Acquisition Partnerships declined 37% to $7.2 million in 2000 from $11.4 million in 1999 due to smaller equity investments in recent partnership acquisitions. Equity in earnings of servicing entities was not significant.

     Interest Income. Interest income decreased by 18% to $2.1 million in 2000 compared to $2.6 million in 1999 principally as a result of lower balances of performing portfolios throughout 2000.

     Other revenues. Other revenues decreased by 69% to $1.1 million in 2000 compared to $3.7 million in 1999 due to $2.2 million of gains in 1999 from sales of investments in Acquisition Partnerships in Japan and France.

     Operating expenses. Operating expenses increased 14% to $17.9 million in 2000 from $15.7 million in 1999 primarily as a result of a provision for loan and impairment losses.

     Interest and fees on notes payable declined $1.0 million or 24% due to average debt declining to $32.9 million in 2000 from $49.1 million in 1999. The decline in average debt was partially offset by increased interest rates, which were 9.9% in 2000 compared to 8.8% in 1999.

     Salaries and benefits were consistent from year to year.

     The provision for loan and impairment losses totaled $2.0 million and can be attributed to the write-down in estimated future collections of one of the Portfolio Asset pools.

     Occupancy, data processing and other expenses increased $1.3 million or 22% from year to year due to increased operations in Mexico.

  Consumer Lending

     The operating contribution of $10.4 million in 2000 increased by $4.7 million or 84% compared with 1999 due principally to the sale of 49% of the Company's equity interest in its automobile finance operation.

     Service fees. Service fee income declined $1.2 million or 24% due to the sale of 49% of the Company's equity interest in the automobile finance operation.

     Equity in earnings of investments. As a result of the sale of interest in the automobile finance operation, the Company's interest in the net operations of Drive was recorded (since August 1, 2000) as equity in earnings of investments of $2.2 million. FirstCity's share of earnings from a $100 million securitization by Drive was $1.8 million.

     Interest income. Interest income on consumer loans declined $4.9 million or 28% due to the sale of 49% of the Company's equity interest in its automobile finance operation.

     Gain on sale of automobile loans. A gain of $2.8 million or 6.9% resulted from the securitization of automobile loans totaling $41 million in 2000 as compared to $10.3 million or 6.6% on the sale of $156 million in automobile loans in 1999.

     Gain on sale of interest in subsidiary. A gain of $8.1 million was recorded in the third quarter of 2000 as a result of the sale of 49% of the Company's equity interest in its automobile finance operation.

     Operating expenses. Operating expenses decreased $8.0 million or 29% due to the sale of 49% of the Company's equity interest in its automobile finance operation.

  Other Items Affecting Operations

     The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

     Corporate overhead. Company level interest expense increased by 25% to $12.2 million in 2000 from $9.7 million in 1999 as a result of higher volumes of debt associated with the equity required to purchase Portfolio Assets, equity interests in Acquisition Partnerships and capital support to operating subsidiaries and discontinued operations. Other corporate overhead increased $0.5 million or 7% due primarily to increased amortization of certain intangible assets.

     Income taxes. The Company recorded a deferred tax provision of $7.0 million in 2000 and $4.9 million in 1999 due to revisions of projections of future taxable income.

1999 COMPARED TO 1998

     The Company reported a net loss of $108.2 million in 1999 (including a deferred tax provision of $4.9 million) compared to a loss of $20.2 million in 1998 (including a $1.2 million deferred tax benefit from NOLs). Net loss to common shareholders was $110.7 million in 1999 compared to a loss of $25.4 million in 1998. On a per share basis, net loss attributable to common shareholders was $13.33 in 1999 compared to $3.35 in 1998. The primary factor contributing to the loss for 1999 was losses from discontinued mortgage operations of $102.3 million or $12.31 per share for 1999 as compared to losses of $21.0 million or $2.77 per share in 1998. Additionally, an accounting change related to SOP 98-5 resulted in a loss of $.8 million in 1999 or $0.09 per share.

  Portfolio Asset Acquisition and Resolution

     Commercial Corp.'s year-end investment in Portfolio Assets decreased to $39.4 million in 1999 from $68.4 million in 1998. Commercial Corp., through its investment in Acquisition Partnerships invested $11.2 million in equity in Portfolio Assets in 1999 compared to $28.5 million in 1998. Such investments represented Commercial Corp.'s share of Portfolio Assets acquired totaling $211 million and $140 million for 1999 and 1998, respectively.

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

     Equity in earnings of Acquisition Partnerships and Servicing
Entities. Proceeds from the resolution of Portfolio Assets for the Acquisition Partnerships decreased by 27% to $125 million in 1999 from $170 million in 1998 while the gross profit percentage increased to 40.9% in 1999 from 33.9% in 1998. Interest income rose $6.7 million in 1999. Other expenses of the Acquisition Partnerships decreased by $6.4 million in 1999 generally reflecting costs associated with the resolution of Portfolio Assets in Europe, which generated proceeds of $62.2 million. The net result was an overall increase in the net income of the Acquisition Partnerships of 8.2% to $36.5 million in 1999 from $33.7 million in 1998. However, Commercial Corp.'s equity earnings from Acquisition Partnerships decreased by 11% to $11.4 million in 1999 from $12.8 million in 1998 due primarily to lower equity interests in Portfolios purchased through Acquisition Partnerships during 1999 and at the end of 1998. Equity in earnings of Servicing Entities was not significant.

     Interest income. Interest income was consistent year to year.

     Other revenues. Other revenues increased by 111% to $3.7 million in 1999 from $1.7 million in 1998 due to $2.2 million of gains recognized in 1999 from sales of investments in Acquisition Partnerships in Japan and France.

     Operating expenses. Operating expenses declined by 8% to $15.7 million in 1999 from $16.9 million in 1998 primarily as a result of reduced interest expense and lower asset level expenses.

     Interest and fees on notes payable declined $1.9 million or 31% due to lower debt levels.

     Salaries and benefits increased $0.9 million or 20% due to higher number of employees required to support the growth in the acquisition and servicing of loan portfolios in Mexico.

     Occupancy, data processing and other expenses decreased by 4% to $5.8 million in 1999 from $6.1 million in 1998 as a result of lower investments in Portfolio Assets and the consolidation of servicing offices in 1999.

 Consumer Lending

     Service fees. Servicing fees increased $2.4 million or 88% due to increased service fee revenue from securitization trusts.

     Interest income. Interest income increased by 77% to $17.8 million in 1999 from $10.0 million in 1998, reflecting increased levels of loan origination activity and an increase in the average balance of aggregate loans and investments held by Consumer Corp. during 1999.

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

     Interest and fees on notes payable increased by 33% to $4.7 million in 1999 from $3.5 million in 1998 as a result of a higher volume of debt.

     Salaries and benefits increased by $2.5 million or 44% as a result of the increased levels of operating activity.

     Provision for loan and impairment losses decreased by $4.9 million or 53% from 1998 as a result of decreased losses in the NAF originated Auto Receivable residuals.

     Occupancy, data processing and other expenses increased by 93% to $10.5 million in 1999 from $5.5 million in 1998 as a result of increased levels of operating activity.

  Other Items Affecting Operations

     The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

     Other revenue. During the first nine months of 1998 the Company recognized deferred premium income of $2.1 million related to the redemption of Special Preferred Stock.

     Corporate interest expense. Company level interest expense increased by 103% to $9.7 million in 1999 from $4.8 million in 1998 as a result of higher volumes of debt associated with the equity required to purchase Portfolio Assets, equity interests in Acquisition Partnerships and capital support to operating subsidiaries.

     Corporate overhead. Other overhead expenses were flat, including a write-off of $.8 million of organization costs in accordance with SOP 98-5.

     Income taxes. The Company recorded a deferred tax provision of $4.9 million to increase the valuation allowance on the deferred tax asset (based on an evaluation of the realization of income from the discontinued mortgage banking operations) in 1999 as compared to a benefit of $1.2 million in 1998.

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

     As a result of the Drive transaction, the indebtedness of the Company owed to its senior lenders under its Senior Facility, to IFA Parent under its Subordinate Debt facility and certain other creditors was reduced from approximately $113 million to approximately $44.3 million. The Company also retired approximately $6.4 million of debt owed to other lenders. In the restructure, Bank of Scotland forgave a fee in the amount of $2.5 million, which resulted in accrued loan fees of $.8 million owed to the senior lender being recorded as an extraordinary gain in the consolidated financial statements.

     The Company's debt of $44.3 million remaining after the Drive transaction was restructured into a new facility provided solely by Bank of Scotland and IFA Parent, which provides for an aggregate maximum loan amount of $53 million comprised of a $10 million Revolving Line of Credit, a $31 million Term Loan A and a $12 million Term Loan B with reduced interest rates and fees and a maturity date of December 31, 2003. The loans under the restructured loan facility mature December 31, 2003, and carry pricing of LIBOR plus 2.5% for the Revolving Line of Credit and Term Loan A and prime rate for Term Loan B. The new facility provides for a facility fee of $.5 million and a prepayment fee of $.5 million. The restructured loan facility requires the consent of the lenders prior to payment of any common and preferred dividends. The Company obtained waivers or modifications under the Second Amendment that brought the Company into compliance under the facility and cured defaults that existed prior to the restructure.

     Currently, the Company has approximately 1.2 million preferred shares outstanding with accrued and unpaid dividends of approximately $3.9 million. Term Loan B, which resulted from the corporate debt restructure completed in August 2000, restricts the payment of dividends on these shares until it is repaid in full.

     The Company stated previously that it intended to seek stockholder approval prior to the end of fiscal year 2000 for the replacement of Term Loan B with a private placement of subordinated debt provided by certain insiders and other interested investors. At that time it was contemplated that warrants for common stock would be issued in connection with the private placement. The Company, however, is limited in its ability to issue common shares and warrants due to change of control issues related to its substantial net operating loss carryforwards. While the private placement originally contemplated would allow for the payment of future dividends on the preferred stock, management believes that a more strategic utilization of its limited authorized shares would better serve the long-term interests of the Company's stockholders. The Company currently does not plan to pursue the private placement at this time. Management will continue to evaluate alternatives to repay Term Loan B prior to August 31, 2001 to terminate the option to obtain warrants to acquire the 1,975,000 shares of the Company's common stock. This would allow the Company to utilize these shares in a transaction that the Company believes would maximize long-term stockholder value.

     The Company and each of its major operating subsidiaries have entered into one or more credit facilities to finance their respective operations. Each of the operating subsidiary credit facilities is nonrecourse to the Company, except as described below. The Company and Funding LP are parties to an Insurance Agreement and Letter Agreement related to the FCAR LLC Retail Automobile Installment Loan Agreement Financing Facility provided by Enterprise Funding Corporation (the "Enterprise Facility"). These agreements require the Company and Funding LP, as servicer and seller, to (i) purchase nonconforming contracts in the event that the seller, the servicer, or the related originator fails to repurchase any contract which is required to be repurchased, (ii) pay certain premiums and other expenses, and (iii) indemnify Enterprise Funding Corporation, the collateral agent, and the insurance provider. Additionally, the Company, pursuant to the terms of the Letter Agreement, has agreed to make certain secondary servicer advances. The Enterprise Facility was terminated on April 6, 2001 in connection with a $100 million warehouse facility provided by Enterprise Funding Corporation. The Company has indemnified IFA Parent for losses which might arise as a result of agreements it executed as a sponsor in connection with the $100 million warehouse facility.

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships and the term and warehouse facilities of Drive, as of December 31, 2000, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $113 million and outstanding borrowings of $94 million. The Company has also provided a guaranty limited to a maximum amount of up to $4 million of a $60 million term loan from IFA Parent to Drive. The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of March 31, 2000 and the outstanding borrowings under such facilities as of December 31, 2000.

                               CREDIT FACILITIES

                             FUNDED AND
                              UNFUNDED     OUTSTANDING
                             COMMITMENT     BORROWINGS
                            AMOUNT AS OF      AS OF
                             MARCH 31,     DECEMBER 31,
                                2001           2000       INTEREST RATE  OTHER TERMS AND CONDITIONS
                            ------------   ------------   -------------  --------------------------
                               (DOLLARS IN MILLIONS)
FIRSTCITY
Company Senior Facility...                                               Secured by the assets of
                                                                         the Company, matures
                                                                         December 31, 2003
Revolving Line of
  Credit..................      $ 10           $  5       LIBOR + 2.5%
Term Loan A...............        31             31       LIBOR + 2.5%
Term Loan B...............        12             12       Prime
Term credit facility......         8              8       LIBOR + 5.0%   Secured by ownership
                                                                         interests in certain
                                                                         acquisition partnerships
                                                                         matures February 2002
COMMERCIAL CORP.
Acquisition facilities....         8              8       LIBOR + 4.0%   Secured by existing
                                                                         Portfolio Assets, matures
                                                                         June 15, 2001
Term facilities...........        14             14       Fixed at       Secured by Portfolio
                                                          7.00% to       Assets, matures June 5,
                                                          7.66%          2002 and November 7, 2002
Equity investment
  facility................        30             16
                            ---------      ---------      LIBOR + 4.5%   Acquisition facility for
                                                                         the investment in future
                                                                         acquisition partnerships,
                                                                         matures March 2002
          Total...........      $113           $ 94
                            ---------      ---------
                            ---------      ---------
Unconsolidated Acquisition
  Partnerships term
  Facilities(1)...........      $145           $145
                            ---------      ---------
                            ---------      ---------      Fixed at 10%,  Secured by Portfolio
                                                          LIBOR + 2.25%  Assets, various Maturities
                                                          to 5% and
                                                          Prime + 1% to
                                                          7%
                                $150           $ 72
Unconsolidated Drive
  Warehouse Facility......                                LIBOR + 1%     Secured by warehouse
                                                                         inventory, Commitment
                                                                         Termination Date is
                                                                         February 15, 2002; Final
                                                                         Scheduled Payment Date
                                                                         matures 72 months after
                                                                         Commitment Termination
                                                                         Date

                             FUNDED AND
                              UNFUNDED     OUTSTANDING
                             COMMITMENT     BORROWINGS
                            AMOUNT AS OF      AS OF
                             MARCH 31,     DECEMBER 31,
                                2001           2000       INTEREST RATE  OTHER TERMS AND CONDITIONS
                            ------------   ------------   -------------  --------------------------
                               (DOLLARS IN MILLIONS)
Warehouse Facility........       100             17       Rate based on  Secured by warehouse
                                                          commercial     inventory, matures April
                                                          paper rates    2002
                                                          combined with
                                                          certain
                                                          facility fees
Term Facility.............        53             53
                            ---------      ---------      LIBOR          Secured by residual
                                                                         interests, matures August
                                                                         18, 2003
                                $303           $142
                                ====           ====

---------------
(1) In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Mexican Acquisition Partnerships also have term debt of approximately $264 million outstanding as of December 31, 2000 owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $13 million as Loans Receivable on the Consolidated Balance Sheets.

FOURTH QUARTER

     Net loss for the fourth quarter of 2000 was $.5 million. After deducting preferred dividends, net loss to common equity was $1.2 million, or $0.14 per basic and diluted share. Net earnings for the fourth quarter of 1999 were $1.2 million. After deducting preferred dividends, net earnings attributable to common equity were $.5 million in 1999, or $0.06 per basic and diluted share. The following table presents a summary of operations for the fourth quarters of 2000 and 1999.

                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

                                                                  FOURTH QUARTER
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Revenues....................................................   $ 7,924      $18,466
Expenses....................................................     8,025       17,061
Earnings (loss) from continuing operations..................      (511)       1,154
Earnings from discontinued operations.......................        --           --
                                                               -------      -------
Net earnings (loss).........................................      (511)       1,154
                                                               -------      -------
Preferred dividends.........................................       642          642
                                                               -------      -------
Net earnings (loss) to common shareholders..................   $(1,153)     $   512
                                                               =======      =======
Net earnings (loss) from continuing operations per common
  share -- basic and diluted................................   $ (0.14)     $  0.06

EFFECT OF NEW ACCOUNTING STANDARDS

     Statements of Financial Accounting Standards No. 133 and No. 138 (SFAS 133 and 138), Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 and 138 require that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS 133 and 138 on January 1, 2001, and there was no impact on the consolidated financial statements.

     In September 2000, the Financial Accounting Standards Board issued Statement of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities -- a replacement of FASB Statement No. 125 (SFAS 140). This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. In connection with discontinued operations, the Company has investment securities resulting from the retention of residual interests in securitization transactions. See note 3 of the consolidated financial statements for required disclosures.

                                  RISK FACTORS

RISKS ASSOCIATED WITH DISCONTINUED OPERATIONS

     During the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Mortgage Corp. and Capital Corp. Potential liability of the Company could arise in regard to the bankruptcy filing of Mortgage Corp. The risk that the value of Capital Corp.'s retained interests in the securitizations could be adversely affected by the level and fluctuation of interest rates, delinquency rates and property values, resulting in a lower realizable value. The above items could have a material adverse impact on the formal plans of termination and the future operations of the Company.

CONTINUING NEED FOR FINANCING

     General. The successful execution of the Company's business strategy depends on its continued access to financing. In addition to the need for such financing, the Company must have access to liquidity to invest as equity or subordinated debt to meet its capital needs. Liquidity is generated by the cash flow to the Company from subsidiaries, access to the public debt and equity markets and borrowings incurred by the Company. The Company's access to the capital markets is affected by such factors as changes in interest rates, general economic conditions, and the perception in the capital markets of the Company's business, results of operations, leverage, financial condition and business prospects. In addition, the Company's ability to issue and sell common equity (including securities convertible into, or exercisable or exchangeable for, common equity) is limited as a result of the tax laws relating to the preservation of the NOLs available to the Company as a result of the Merger. There can be no assurance that the Company's funding relationships with commercial banks, investment banks and financial services companies (including Cargill and Bank of Scotland) that have previously provided financing for the Company and its subsidiaries will continue past their respective current maturity dates. The majority of the credit facilities to which the Company and its subsidiaries are parties have short-term maturities. Negotiations are underway to extend certain of such credit facilities that are approaching maturity and the Company expects that it will be necessary to extend the maturities of other such credit facilities in the near future. There can be no assurance that such negotiations will be successful. If such negotiations do not result in the extension of the maturities of such credit facilities and the Company or its subsidiaries cannot find alternative funding sources on satisfactory terms, or at all, the Company's consolidated financial condition, results of operations and business prospects would be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Each of the Company and its major operating subsidiaries has its own source of debt financing. In certain circumstances, a default by the Company or any of its major operating subsidiaries in respect of indebtedness owed to a third party constitutes a default under the Company's credit facility. Although the Company intends to segregate the debt obligations of each such subsidiary, there can be no assurance that its existing financing sources will continue to agree to such arrangements or that alternative financing sources that would accept such arrangements would be available. In the event the Company's major operating subsidiaries are compelled to accept cross-guarantees, or cross-default or cross-acceleration provisions in connection with their respective credit facilities, financial difficulties experienced by one of the Company's subsidiaries could adversely impact the Company's other subsidiaries.

     Dependence on Warehouse Financing. As is customary in the consumer lending businesses, Drive depends upon warehouse credit facilities with financial institutions or institutional lenders to finance the origination and purchase of loans on a short-term basis pending sale or securitization. Implementation of the Drive's business strategy requires the continued availability of warehouse credit facilities, and may require increases in the permitted borrowing levels under such facilities. There can be no assurance that such financing will be available on terms satisfactory to the Company. The inability of the Company or its subsidiaries to arrange additional warehouse credit facilities, to extend or replace existing facilities when they expire or to increase the capacity of such facilities may have a material adverse effect on the Company's consolidated condition, results of operations and business prospects.

RISKS OF SECURITIZATION

     Significance of Securitization. The Company continues to believe that its ability to securitize sub-prime automobile loans and other loans, including Portfolio Assets) is necessary to efficiently finance the volume of assets expected to be generated. Accordingly, adverse changes in the secondary market for such loans could impair the Company's ability to originate, purchase and sell loans on a favorable or timely basis. Any such impairment could have a material adverse effect upon the Company's consolidated condition, results of operations and business prospects. Proceeds from the securitization of originated and acquired loans are required to be used to repay borrowings under warehouse credit facilities, which makes such facilities available to finance the origination and purchase of additional loan assets. There can be no assurance that, as the Company's volume of loans originated or purchased increases and other new products available for securitization increases, the Company will be able to securitize its loan production efficiently. An inability to efficiently securitize its loan production could have a material adverse effect on the Company's consolidated condition, results of operations and business prospects.

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

     Retained Risks of Securitized Loans. The Company makes various representations with respect to the loans that it securitizes. With respect to acquired loans, the Company's representations rely in part on similar representations made by the originators of such loans when the Company purchased them. In the event of a breach of its representations, the Company may be required to repurchase or replace the related loan using its own funds. While the Company may have a claim against the originator in the event of a breach of any of these representations made by the originators, the Company's ability to recover on any such claim will be dependent on the financial condition of the originator. There can be no assurance that the Company will not experience a material loss associated with any of these contingencies.

     Performance Assumptions. Securitization gains realized on the sale of loans will be an important part of Drive's future net income. Such gains will be dependent largely upon the estimated present values of the subordinated interests expected to be derived from the transactions and retained by the Company. Also, the timing and size of the securitizations could have a material effect on the net income of the Company. Management makes a number of assumptions in determining the estimated present values for the subordinated interests. These assumptions include, but are not limited to, prepayment speeds, default rates and subsequent losses on the underlying loans, and the discount rates used to present value the future cash flows. All of the assumptions are subjective. Varying the assumptions can have a material effect on the present value determination in one securitization as compared to any other. Subsequent events will cause the actual occurrences of prepayments, losses and interest rates to be different from the assumptions used for such factors at the time of the recognition of the sale of the loans. The effect of the subsequently occurring events could cause a re-evaluation of the carrying values of the previously estimated values of the subordinated interests and excess spreads and such adjustment could be material.

     Because the subordinated interests to be retained by Drive represent claims to future cash flow that are subordinated to holders of senior interests, Drive retains a significant portion of the risk of whether the full value of the underlying loans may be realized. In addition, holders of the senior interests may have the right to receive certain additional payments on account of principal in order to reduce the balance of the senior interests in proportion to the credit enhancement requirements of any particular transaction. Such payments for the benefit of the senior interest holders will delay the payment, if any, of excess cash flow to Drive as the holder of the subordinated interests.

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

CREDIT IMPAIRED BORROWERS

     Consumer Corp.'s sub-prime borrowers generally are unable to obtain credit from traditional financial institutions due to factors such as an impaired or poor credit history, low income or other adverse credit events. The Company is subject to various risks associated with these borrowers, including, but not limited to, the risk that the borrowers will not satisfy their debt service obligations and that the realizable value of the assets securing their loans will not be sufficient to repay the borrowers' debt. While the Company believes that the underwriting criteria and collection methods it employs enable it to identify and control the higher risks inherent in loans made to such borrowers, and that the interest rates charged compensate the Company for the risks inherent in such loans, no assurance can be given that such criteria or methods, or such interest rates, will afford adequate protection against, or compensation for, higher than anticipated delinquencies, foreclosures or losses. The actual rate of delinquencies, foreclosures or losses could be significantly accelerated by an economic downturn or recession. Consequently, the Company's consolidated financial condition, results of operations (primarily Consumer Corp.'s 31% equity earnings in Drive) and business prospects could be materially adversely affected. Drive has established an allowance for loan losses through periodic earnings charges and purchase discounts on acquired receivables to cover anticipated loan losses on the loans currently in its portfolio. No assurance can be given, however, that loan losses in excess of the allowance will not occur in the future or that additional provisions will not be required to provide for adequate allowances in the future.

AVAILABILITY OF PORTFOLIO ASSETS

     The Portfolio Asset acquisition and resolution business is affected by long-term cycles in the general economy. In addition, the volume of domestic Portfolio Assets available for purchase by investors such as the Company has generally declined since 1993 as large pools of distressed assets acquired by governmental agencies in the 1980s and early 1990s have been resolved or sold. The Company cannot predict its future annual acquisition volume of Portfolio Assets. Moreover, future Portfolio Asset purchases will depend on the availability of Portfolios offered for sale, the availability of capital and the Company's ability to submit successful bids to purchase Portfolio Assets. The acquisition of Portfolio Assets has become highly competitive in the United States. This may require the Company to acquire Portfolio Assets at higher prices thereby lowering profit margins on the resolution of such Portfolios. To offset these changes in the domestic arena, the Company continues to develop its presence in other markets. Under certain circumstances, the Company may choose not to bid for Portfolio Assets that it believes cannot be acquired at attractive prices. As a result of all the above factors, Portfolio Asset purchases, and the revenue derived from the resolution of Portfolio Assets, may vary significantly from quarter to quarter.

AVAILABILITY OF NET OPERATING LOSS CARRYFORWARDS

     The Company believes that, as a result of the Merger, approximately $596 million of NOLs were available to the Company to offset future taxable income as of December 31, 1995. Since December 31, 1995, the Company has generated an additional $137 million in tax operating losses. Accordingly, as of December 31, 2000, the Company believes that it has approximately $733 million of NOLs available to offset future taxable income. Out of the total $733 million of NOLs, the Company estimates it will be able to utilize $57.4 million, which equates to a $20.1 million deferred tax asset on the Company's books and records. However, because the Company's position in respect of its $596 million NOLs resulting from the Merger is based upon factual determinations and upon legal issues with respect to which there is uncertainty and because no ruling has been obtained from the Internal Revenue Service (the "IRS") regarding the availability of the NOLs to the Company, there can be no assurance that the IRS will not challenge the availability of such NOLs and, if challenged, that the IRS will not be successful in disallowing this portion of the Company's NOLs, with the result that the Company's $20.1 million deferred tax asset would be reduced or eliminated.

     The NOLs may be carried forward to offset future federal taxable income of the Company through the year 2020; however, the availability of these NOLs begins to expire beginning in 2005. The ability of the Company to utilize such NOLs will be severely limited if there is a more than 50% ownership change of the Company during a three-year testing period within the meaning of section 382 of the Internal Revenue Code of 1986, as amended (the "Tax Code").

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

ASSUMPTIONS REGARDING RECOGNITION OF DEFERRED TAX ASSET

     As noted above, the Company has NOLs available for federal income tax purposes to offset future federal taxable income, if any, through the year 2020. A valuation allowance is provided to reduce the deferred tax assets to a level, which, more likely than not, will be realized. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The change in valuation allowance represents a change in the estimate of the future taxable income during the carryforward period since the prior year-end and utilization of net operating loss carryforwards since the Merger. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

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

GENERAL ECONOMIC CONDITIONS

     Periods of economic slowdown or recession, or declining demand for commercial real estate, automobile loans or other commercial or consumer loans may adversely affect the Company's business. Economic downturns may reduce the number of loan originations by the Company's consumer business and negatively impact its securitization activity and generally reduce the value of the Company's assets. In addition, periods of economic slowdown or recession, whether general, regional or industry-related, may increase the risk of default on loans and could have a material adverse effect on the Company's consolidated financial condition, results of operations and business prospects. Such periods also may be accompanied by declining values of automobiles and other property securing outstanding loans, thereby weakening collateral coverage and increasing the possibility of losses in the event of default. Significant increases in automobiles for sale during recessionary economic periods may depress the prices at which such collateral may be sold or delay the timing of such sales. There can be no assurance that there will be adequate markets for the sale of repossessed automobiles. Any material deterioration of such markets could reduce recoveries from the sale of collateral.

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

GOVERNMENT REGULATION

     Some aspects of the Company's business are subject to regulation, examination and licensing under various federal, state and local statutes and regulations that impose requirements and restrictions affecting, among other things, credit activities, maximum interest rates, finance and other charges, disclosures to obligors, the terms of secured transactions, collection, repossession and claims handling procedures, multiple qualification and licensing requirements for doing business in various jurisdictions, and other trade practices. The Company believes it is currently in compliance in all material respects with applicable regulations, but there can be no assurance that the Company will be able to maintain such compliance. Failure to comply with, or changes in, these laws or regulations, or the expansion of the Company's business into jurisdictions that have adopted more stringent regulatory requirements than those in which the Company currently conducts business, could have an adverse effect on the Company by, among other things, limiting the income the Company may generate on existing and additional loans, limiting the states in which the Company may operate or restricting the Company's ability to realize on the collateral securing its loans. See "Business --Government Regulation."

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

RISK ASSOCIATED WITH FOREIGN OPERATIONS

     Commercial Corp. has acquired, and manages and resolves, Portfolio Assets located in France and Mexico and is actively pursuing opportunities to purchase additional pools of distressed assets in these locations as well as other areas of Western Europe and Southeast Asia. Foreign operations are subject to various special risks, including currency translation risks, currency exchange rate fluctuations, exchange controls and different political, social and legal environments within such foreign markets. To the extent future financing in foreign currencies is unavailable at reasonable rates, the Company would be further exposed to currency translation risks, currency exchange rate fluctuations and exchange controls. In addition, earnings of foreign operations may be subject to foreign income taxes that reduce cash flow available to meet debt service requirements and other obligations of the Company, which may be payable even if the Company has no earnings on a consolidated basis. Any or all of the foregoing could have a material adverse effect on the Company's consolidated condition, results of operations and business prospects.

DEPENDENCE ON AUTOMOBILE DEALERSHIP RELATIONSHIPS

     The ability of the Drive to expand into new geographic markets and to maintain or increase its volume of automobile loans is dependent upon maintaining and expanding the network of franchised automobile dealerships from which it purchases contracts. Increased competition, including competition from captive finance affiliates of automobile manufacturers, could have a material adverse effect on the Drive's ability to maintain or expand its dealership network.

RISK OF MINORITY INVESTMENT IN DRIVE

     Although the Company continues to have some influence on Drive and its operations, due to the sale of 49% of its interest, the Company now maintains a minority interest in Drive. There can be no guarantee that Drive's future operations will be consistent with the Company's goals.

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

RELATIONSHIP WITH AND DEPENDENCE UPON CARGILL

     The Company's relationship with Cargill is significant in a number of respects. Cargill, a subsidiary of Cargill, Incorporated, a privately held, multi-national agricultural and financial services company, provides equity and debt financings for many of the Acquisition Partnerships. Cargill owns approximately 2.7% of the Company's outstanding Common Stock, and a Cargill designee, Jeffery Leu, serves as a director of the Company. The Company believes its relationship with Cargill significantly enhances the Company's credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into other businesses and foreign markets. Although management believes that the Company's relationship with Cargill is excellent, there can be no assurance that such relationship will continue in the future. Absent such relationship, the Company and the Acquisition Partnerships would be required to find alternative sources for the financing that Cargill has historically provided. There can be no assurance that such alternative financing would be available. Any termination of such relationship could have a material adverse effect on the Company's consolidated financial condition, results of operations and business prospects.

DEPENDENCE ON KEY PERSONNEL

     The Company is dependent on the efforts of its senior executive officers, particularly James R. Hawkins (Chairman) and James T. Sartain (President and Chief Executive Officer effective January 16, 2000). The Company is also dependent on several of the key members of management of each of its operating subsidiaries, many of whom were instrumental in developing and implementing the business strategy for such subsidiaries. The inability or unwillingness of one or more of these individuals to continue in his present role could have a material adverse effect on the Company's consolidated condition, results of operations and business prospects. Certain senior executive officers have entered into an employment agreement with the Company. There can be no assurance that any of the foregoing individuals will continue to serve in his current capacity or for what time period such service might continue. The Company does not maintain key person life insurance for any of its senior executive officers.

     The borrowing facilities for the Company, Commercial Corp. and Consumer Corp. each include key personnel provisions. These provisions generally provide that if certain key personnel are no longer employed and suitable replacements are not found within a defined time limit certain facilities become due and payable.

INFLUENCE OF CERTAIN SHAREHOLDERS

     The directors and executive officers of the Company collectively beneficially own 18.6% of the Common Stock. Although there are no agreements or arrangements with respect to voting such Common Stock among such persons except as described below, such persons, if acting together, may effectively be able to control any vote of stockholders of the Company and thereby exert considerable influence over the affairs of the Company. James R. Hawkins, the Chairman of the Board, is the beneficial owner of 11.2% of the Common Stock. James T. Sartain, President and Chief Executive Officer (effective January 16, 2001) of the Company, is the beneficial owner of 4.4% of the Common Stock. ATARA I, Ltd. ("ATARA"), an entity associated with Rick R. Hagelstein, former Executive Vice President of the Company and former Chief Executive Officer of Mortgage Corp., beneficially owns 4.1% of the outstanding Common Stock. In addition, Cargill owns approximately 2.7% of the Common Stock. Mr. Hawkins, Mr. Sartain, Cargill and ATARA are parties to a shareholder voting agreement (the "Stockholder Voting Agreement"). Under the Stockholder Voting Agreement, Mr. Hawkins, Mr. Sartain and ATARA are required to vote their shares in favor of Cargill's designee for director of the Company, and Cargill is required to vote its shares in favor of one or more of the designees of Messrs. Hawkins and Sartain and ATARA. There can be no assurance that the interests of management or the other entities and individuals named above will be aligned with the Company's other stockholders.

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

PERIOD TO PERIOD VARIANCES

     The revenue of Commercial Corp. and Acquisition Partnerships is based on proceeds realized from the resolution of the Portfolio Assets, which proceeds have historically varied significantly and likely will continue to vary significantly from period to period. Consequently, the Company's period-to-period revenue and net income have historically varied, and are likely to continue to vary, correspondingly. Such variances, alone or with other factors, such as conditions in the economy or the financial services industries or other developments affecting the Company, may result in significant fluctuations in the reported operations of the Company and in the trading prices of the Company's securities, particularly the Common Stock.

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

     The Company invests in Portfolio Assets both directly through consolidated subsidiaries and indirectly through equity investments in Acquisition Partnerships. Portfolio Assets consist of investments in pools of non-homogenous assets that predominantly consist of loan and real estate assets. Earnings from these assets are based on the estimated future cash flows from such assets and recorded when those cash flows occur. The underlying loans within these pools bear both fixed and variable rates. Due to the non-performing nature and history of these loans, changes in prevailing benchmark rates (such as the prime rate or LIBOR) generally have a nominal effect on the ultimate future cash flow to be realized from the loan assets. Furthermore, these pools of assets are held for sale, not for investment; therefore, the disposition strategy is to liquidate these assets as quickly as possible.

     Loans receivable consists of investment loans made to Acquisition Partnerships and bear interest based on both fixed and variable rates. Rising interest rates would negatively affect the ability and speed of payment on these loans.

     The Company's equity investment in Drive is materially impacted by net gains realized on securitization transactions and net interest margins. The sub-prime loans that Drive sells are included in asset-backed securities the investor or purchaser issues. These securities are priced at spreads over the LIBOR or an equivalent term treasury security. These spreads are determined by demand for the security. Demand is affected by the perception of credit quality and prepayment risk associated with the loans Drive originates and sells. The timing and size of the securitizations could also have a material effect on the net income of Drive. Interest rates offered to customers also affect prices paid for loans. These rates are determined by review of competitors' rate offerings to the public and current prices being paid to Drive for the products. Drive does not hedge these price risks.

     Drive's residual interests in securitizations represent the present value of the excess cash flows Drive expects to receive over the life of the underlying sub-prime automobile loans. The sub-prime automobile residual interests are affected less by prepayment speeds due to the shorter term of the underlying assets and the fact that the loans are fixed rate, generally at the highest rate allowable by law.

     Additionally the Company has various sources of financing which have been previously described in the Liquidity and Capital Resources section of Item 7.

     In summary, the Company would be negatively impacted by rising interest rates and declining prices for its sub-prime loans. Rising interest rates would negatively impact the value of residual interests in securitizations and costs of borrowings. Declining prices for the Company's sub-prime loans would adversely affect the levels of gains achieved upon the sale of those loans.

     The following table is a summary of the interest earning assets and interest bearing liabilities, as of December 31, 2000, segregated by asset type as described in the previous paragraphs, with expected maturity or sales dates as indicated (dollars in thousands):

                                WEIGHTED                                          GREATER
                                AVERAGE      0-3       3-6      6-9      9-12      THAN
                                  RATE     MONTHS    MONTHS    MONTHS   MONTHS   12 MONTHS    TOTAL
                                --------   -------   -------   ------   ------   ---------   -------
INTEREST BEARING ASSETS
Portfolio assets(1)...........     N/A     $11,119   $ 3,401   $1,463   $1,593    $12,442    $30,018
Loans receivable(2)...........   19.37%      1,729       837    1,202    1,326      9,445     14,539
Equity investments(3)
  Acquisition Partnerships....     N/A       2,095     7,185    1,618    3,720     19,244     33,862
  Drive.......................     N/A          --        --       --       --      3,738      3,738
                                           -------   -------   ------   ------    -------    -------
                                           $14,943   $11,423   $4,283   $6,639    $44,869    $82,157
                                           =======   =======   ======   ======    =======    =======
INTEREST BEARING LIABILITIES
Notes payable secured by
  Portfolio Assets, loans
  receivable and equity in
  Acquisition
  Partnerships(4).............   10.27%    $    --   $ 1,642   $   --   $   --    $43,422    $45,064
Unsecured notes...............    7.10%         --        60       --       --        862        922
Company credit facility.......    9.22%         --        --       --       --     47,778     47,778
                                           -------   -------   ------   ------    -------    -------
                                           $    --   $ 1,702   $   --   $   --    $92,062    $93,764
                                           =======   =======   ======   ======    =======    =======

---------------
(1) Portfolio assets are shown based on estimated proceeds from disposition, which could occur much faster or slower than anticipated or as directed.

(2) Loans receivable are shown in the table based upon the expected date of sale or repayment.

(3) Equity investments are shown based on anticipated equity disbursements, which could occur much faster or slower than anticipated.

(4) Notes payable mature in the periods indicated. This does not necessarily indicate when the outstanding balances would be paid. Notes payable secured by Portfolio Assets fund up to 100% of the corresponding asset class. If the asset balance declines whether through a sale or a payment from the borrower, the corresponding liability must be paid.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Cash and cash equivalents...................................   $  8,043     $ 11,263
Portfolio Assets, net.......................................     30,018       39,437
Loans receivable, net.......................................     14,539       30,144
Residual interests in securitizations.......................         --       55,661
Equity investments..........................................     39,022       31,104
Deferred tax benefit, net...................................     20,101       27,101
Other assets, net...........................................      8,824       15,786
Net assets of discontinued operations.......................     20,444       20,126
                                                               --------     --------
          Total Assets......................................   $140,991     $230,622
                                                               ========     ========

          LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable.............................................   $ 93,764     $169,792
  Other liabilities.........................................      9,216        7,278
                                                               --------     --------
          Total Liabilities.................................    102,980      177,070
Commitments and contingencies (notes 2, 3, 8, 10, 11, 13 and
  15).......................................................         --           --
Redeemable preferred stock:
  Adjusting rate preferred stock, including accumulated
     dividends in arrears of $3,852 and $1,284, respectively
     (par value $.01, redemption value of $21 per share;
     2,000,000 shares authorized; 1,222,901 shares issued
     and outstanding).......................................     29,533       26,965
Shareholders' equity:
  Optional preferred stock (par value $.01 per share;
     98,000,000 shares authorized; no shares issued or
     outstanding)...........................................         --           --
  Common stock (par value $.01 per share; 100,000,000 shares authorized; issued and outstanding: 8,368,344 and
     8,333,300 shares, respectively)........................         84           83
  Paid in capital...........................................     79,634       79,562
  Accumulated deficit.......................................    (71,131)     (52,663)
  Accumulated other comprehensive loss......................       (109)        (395)
                                                               --------     --------
          Total Shareholders' Equity........................      8,478       26,587
                                                               --------     --------
          Total Liabilities, Redeemable Preferred Stock and
           Shareholders' Equity.............................   $140,991     $230,622
                                                               ========     ========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          1999           1998
                                                              ----------    -----------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Servicing fees............................................   $ 11,442      $   8,936      $  5,767
  Gain on resolution of Portfolio Assets....................      3,120          4,054         9,208
  Equity in earnings of investments.........................      9,592         11,318        12,827
  Interest income...........................................     15,094         20,502        12,590
  Gain on sale of automobile loans..........................      2,836         10,280         7,214
  Gain on sale of interest in subsidiary....................      8,091             --            --
  Other income..............................................      2,001          3,838         3,938
                                                               --------      ---------      --------
         Total revenues.....................................     52,176         58,928        51,544
Expenses:
  Interest and fees on notes payable........................     18,658         18,754        14,590
  Salaries and benefits.....................................     16,329         17,199        13,755
  Provision for loan and impairment losses..................      4,391          4,302         9,201
  Occupancy, data processing, communication and other.......     16,910         17,942        14,173
                                                               --------      ---------      --------
         Total expenses.....................................     56,288         58,197        51,719
                                                               --------      ---------      --------
Earnings (loss) from continuing operations before income
  taxes, minority interest and accounting change............     (4,112)           731          (175)
Benefit (provision) for income taxes........................     (7,414)        (5,051)        1,132
                                                               --------      ---------      --------
Earnings (loss) from continuing operations before minority
  interest and accounting change............................    (11,526)        (4,320)          957
Minority interest...........................................       (207)          (734)         (172)
Cumulative effect of accounting change......................         --           (765)           --
                                                               --------      ---------      --------
Earnings (loss) from continuing operations..................    (11,733)        (5,819)          785
Loss from discontinued operations, net of provision for
  income taxes of $89 in 1998...............................     (5,000)      (102,337)      (20,977)
Extraordinary gain, net of income taxes of $0...............        833             --            --
                                                               --------      ---------      --------
Net loss....................................................    (15,900)      (108,156)      (20,192)
Preferred dividends (Includes accumulated dividends in
  arrears after June 30, 1999)..............................     (2,568)        (2,568)       (5,186)
                                                               --------      ---------      --------
         Net loss to common shareholders....................   $(18,468)     $(110,724)     $(25,378)
                                                               ========      =========      ========
Basic and diluted loss per common share are as follows:
  Loss from continuing operations before accounting change
    per common share........................................   $  (1.71)     $   (0.92)     $  (0.58)
  Discontinued operations per common share..................      (0.60)        (12.32)        (2.77)
  Cumulative effect of accounting change....................         --          (0.09)           --
  Extraordinary gain........................................       0.10             --            --
  Net loss per common share.................................   $  (2.21)     $  (13.33)     $  (3.35)
  Weighted average common shares outstanding................      8,351          8,307         7,584

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                ACCUMULATED
                                                                  RETAINED         OTHER
                                 NUMBER OF                        EARNINGS     COMPREHENSIVE       TOTAL
                                  COMMON     COMMON   PAID IN   (ACCUMULATED      INCOME       SHAREHOLDERS'
                                  SHARES     STOCK    CAPITAL     DEFICIT)        (LOSS)          EQUITY
                                 ---------   ------   -------   ------------   -------------   -------------
                                                           (DOLLARS IN THOUSANDS)
BALANCES, DECEMBER 31,
  1997.......................    6,526,510    $65     $29,509    $  83,140         $  44         $112,758
Exercise of warrants, options
  and purchase of shares
  through employee stock
  purchase plan..............      519,299      5      12,675           --            --           12,680
Issuance of common stock to
  acquire the minority
  interest of subsidiary.....       41,000      1       2,149           --            --            2,150
Issuance of common stock in
  public offering............    1,201,150     12      34,123           --            --           34,135
Comprehensive loss:
  Net loss for 1998..........           --     --          --      (20,192)           --          (20,192)
  Foreign currency items.....           --     --          --           --           311              311
                                                                                                 --------
Total comprehensive loss.....                                                                     (19,881)
                                                                                                 --------
Other........................           --     --          --          299            --              299
Preferred dividends..........           --     --          --       (5,186)           --           (5,186)
                                 ---------    ---     -------    ---------         -----         --------
BALANCES, DECEMBER 31,
  1998.......................    8,287,959     83      78,456       58,061           355          136,955
Purchase of shares through
  employee stock purchase
  plan.......................       45,341     --         231           --            --              231
Issuance of common stock
  warrant....................           --     --         875           --            --              875
Comprehensive loss:
  Net loss for 1999..........           --     --          --     (108,156)           --         (108,156)
  Foreign currency items.....           --     --          --           --          (750)            (750)
                                                                                                 --------
Total comprehensive loss.....                                                                    (108,906)
                                                                                                 --------
Preferred dividends..........           --     --          --       (2,568)           --           (2,568)
                                 ---------    ---     -------    ---------         -----         --------
BALANCES, DECEMBER 31,
  1999.......................    8,333,300     83      79,562      (52,663)         (395)          26,587
Purchase of shares through
  employee stock purchase
  plan.......................       35,044      1          72           --            --               73
Comprehensive loss:
  Net loss for 2000..........           --     --          --      (15,900)           --          (15,900)
  Foreign currency items.....           --     --          --           --           286              286
                                                                                                 --------
Total comprehensive loss.....                                                                     (15,614)
                                                                                                 --------
Preferred dividends..........           --     --          --       (2,568)           --           (2,568)
                                 ---------    ---     -------    ---------         -----         --------
BALANCES, DECEMBER 31,
  2000.......................    8,368,344    $84     $79,634    $ (71,131)        $(109)        $  8,478
                                 =========    ===     =======    =========         =====         ========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $ (15,900)  $(108,156)  $ (20,192)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Loss from discontinued operations.......................      5,000     102,337      20,977
    Proceeds from resolution of Portfolio Assets............     14,398      19,610      42,976
    Gain on resolution of Portfolio Assets..................     (3,120)     (4,054)     (9,208)
    Purchase of Portfolio Assets and loans receivable,
      net...................................................    (26,161)       (307)    (26,420)
    Origination of automobile receivables, net of purchase
      discount..............................................   (106,311)   (166,476)   (119,096)
    Provision for loan and impairment losses................      4,391       4,302       9,201
    Equity in earnings of investments.......................     (9,592)    (11,318)    (12,827)
    Proceeds from performing Portfolio Assets and loans
      receivable, net.......................................     54,172     150,043     144,627
    (Increase) decrease in net deferred tax asset...........      7,000       5,061      (1,637)
    Depreciation and amortization...........................      1,994       2,912       2,058
    (Increase) decrease in other assets.....................       (974)        895     (10,246)
    Deferred gain from sale of interest in subsidiary.......     (4,000)         --          --
    Gain on sale of interest in subsidiary..................     (8,091)         --          --
    Increase in other liabilities...........................      2,296       1,198      12,742
                                                              ---------   ---------   ---------
         Net cash provided by (used in) operating
           activities.......................................    (84,898)     (3,953)     32,955
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of interest in subsidiary..............     15,000          --          --
  Proceeds on notes receivable from sale of interest in
    subsidiary..............................................     60,000          --          --
  Property and equipment, net...............................        210      (5,321)     (1,840)
  Contributions to Acquisition Partnerships and Servicing
    Entities................................................     (6,715)    (15,500)    (22,534)
  Distributions from Acquisition Partnerships and Servicing
    Entities................................................     10,313      36,045      28,050
                                                              ---------   ---------   ---------
         Net cash provided by investing activities..........     78,808      15,224       3,676
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Borrowings under notes payable............................    148,310     237,702     340,680
  Payments of notes payable.................................   (140,195)   (235,598)   (329,232)
  Purchase or redemption of special preferred stock.........         --          --     (14,716)
  Proceeds from issuance of common stock....................         73         231      46,815
  Preferred dividends paid..................................         --      (1,926)     (6,059)
                                                              ---------   ---------   ---------
         Net cash provided by financing activities..........      8,188         409      37,488
                                                              ---------   ---------   ---------
  Net cash provided by continuing operations................  $   2,098   $  11,680   $  74,119
  Net cash used by discontinued operations..................     (5,318)     (6,372)    (95,489)
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........  $  (3,220)  $   5,308   $ (21,370)
Cash and cash equivalents, beginning of year................     11,263       5,955      27,325
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $   8,043   $  11,263   $   5,955
                                                              =========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest................................................  $  15,932   $  16,097   $  12,399
                                                              =========   =========   =========
    Income taxes............................................  $     637   $     235   $     627
                                                              =========   =========   =========
  Non-cash investing activities:
    Residual interests received as a result of sales of
      loans through securitizations.........................  $   5,713   $  27,306   $  44,309
                                                              =========   =========   =========
  Non-cash financing activities:
    Dividends accumulated and not paid on preferred stock...  $   2,568   $   1,284   $     642
    Issuance of common stock warrant........................         --         875          --
                                                              ---------   ---------   ---------
                                                              $   2,568   $   2,159   $     642
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

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

(b) DESCRIPTION OF BUSINESS

     The Company is a financial services company with offices throughout the United States and Mexico, with a presence in France. At December 31, 2000, the Company was engaged in two principal reportable segments: (i) portfolio asset acquisition and resolution and (ii) consumer lending. Refer to Note 9 for operational information related to each of these principal segments. Effective in the third quarter of 1999, the Company adopted formal plans to discontinue its mortgage banking operations (refer to Note 3), which had previously also been reported as a principal segment. Activities related to the mortgage banking operations have been reclassified in the accompanying consolidated financial statements to discontinued operations.

     In the third quarter of 2000, FirstCity Consumer Lending Corporation ("Consumer Corp."), a wholly-owned subsidiary of FirstCity, completed a sale of a 49% equity interest in its automobile finance operation to IFA Drive GP Holdings LLC ("IFA-GP") and IFA Drive LP Holdings LLC ("IFA-LP"), wholly-owned subsidiaries of IFA Incorporated ("IFA Parent"), for a purchase price of $15 million cash pursuant to the terms of a Securities Purchase Agreement dated as of August 18, 2000 (the "Securities Purchase Agreement"), by and among the Company, Consumer Corp., FirstCity Funding LP ("Funding LP"), and FirstCity Funding GP Corp. ("Funding GP"), IFA-GP and IFA-LP (see Note 2 for further discussion). As a result of this sale, the Company no longer consolidates the financial statements of its automobile finance operation since August 1, 2000, but instead records its investment under the equity method of accounting. Also, in relation to the sale, Bank of Scotland forgave a loan fee in the amount of $2.5 million, which resulted in accrued loan fees of $.8 million owed to the senior lender being recorded as an extraordinary gain in the consolidated financial statements.

     In the portfolio asset acquisition and resolution business the Company acquires and resolves portfolios of performing and nonperforming commercial and consumer loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), which are generally acquired at a discount to their legal principal balance or appraised value. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally nonhomogeneous assets, including loans of varying qualities that are secured or unsecured by diverse collateral types and foreclosed properties. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on business or real estate or other collateral cash flow. Portfolio Assets are acquired on behalf of the Company or its wholly owned subsidiaries, and on behalf of legally independent

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES domestic and foreign partnerships and other entities ("Acquisition Partnerships") in which a partially owned affiliate of the Company is the general partner and the Company and other investors are limited partners.

     The Company services, manages and ultimately resolves or otherwise disposes of substantially all of the assets it, its Acquisition Partnerships, or other related entities acquire. The Company services all such assets until they are collected or sold and normally does not manage assets for non-affiliated third parties.

(c) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of all of the majority owned subsidiaries of the Company. Investments in 20 percent to 50 percent owned affiliates are accounted for on the equity method. Investments in less than 20 percent owned affiliates are also accounted for on the equity method if the investments are considered to be corporate joint ventures. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     All non-performing Portfolio Assets are purchased at substantial discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the amortized cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified. No valuation allowance was required as of December 31, 2000, 1999 or 1998.

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

  Real Estate Portfolios

     Real estate Portfolios consist of real estate assets acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified. The Company recorded an allowance for impairment of a real estate Portfolio of $2.0 million in 2000. No valuation allowance was required in 1999 and 1998.

(f) LOANS RECEIVABLE

     At December 31, 2000, loans receivable consist of loans made to Acquisition Partnerships at both variable and fixed rates, the repayment of which is generally dependent upon future cash flows and distributions made from those Acquisition Partnerships. In prior years, the majority of the balance was comprised of automobile and consumer finance receivables. Automobile and consumer finance receivables consisted of sub-prime automobile finance receivables and student loan receivables, which were originated and acquired from third party dealers and other originators, purchased at a non-refundable discount from the contractual principal amount. This discount was allocated between discount available for loan losses and discount available for accretion to interest income. Discounts allocated to discounts available for accretion were deferred and accreted to income using the interest method. To date all acquired discounts have been allocated as discounts available for loan losses. To the extent the discount is considered insufficient to absorb anticipated losses on the loans receivable, additions to the allowance are made through a periodic provision for loan losses (see Note 5). The evaluation of the allowance considers loan portfolio performance, historical losses, delinquency statistics, collateral valuations and current economic conditions. Such evaluation is made on an individual loan basis using static pool analyses.

     Interest is accrued when earned in accordance with the contractual terms of the loans. The accrual of interest is discontinued once a loan becomes past due 90 days or more.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(g) RESIDUAL INTERESTS IN SECURITIZATIONS

     The Company had residual interests in securitizations consisting of rated securities, retained interests and related interest only strips (collectively referred to as residual interests), which were attributable to loans sold through securitization transactions by the Company. The residual interests were classified as available for sale. Accordingly, the Company recorded these investments at estimated fair value. The increases or decreases in estimated fair value were recorded as unrealized gains or losses in the accompanying consolidated statements of shareholders' equity. The determination of fair value was based on the present value of the anticipated excess cash flows using valuation assumptions unique to each securitization. Impairment in the fair value of residual interests that is deemed to be other than temporary was reflected in a valuation allowance with provisions charged to earnings in the period in which the impairment was identified.

(h) PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, less accumulated depreciation and are included in other assets. Depreciation is provided using straight-line method over the estimated useful lives of the assets.

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

     An accounting change due to the adoption of Statement of Financial Position 98-5, Reporting on the Cost of Start-Up Activities, which requires previously capitalized start-up costs including organizational costs to be written off and future costs related to start-up entities to be charged to expense as incurred, resulted in a write-off of $.8 million in previously capitalized organizational costs in 1999 and has been reflected as a cumulative effect of a change in accounting principle.

(j) REVENUE RECOGNITION ON CONTINGENT FEES

     The Company currently has certain servicing contracts with its Mexican investment entities whereby the Company is entitled to additional compensation for servicing once a specified return to the investors has been achieved. The Company will not recognize any revenue related to these contracts until the investors have received the required level of returns specified in the contracts and the Mexican investment entity has received cash in an amount greater than the required returns. There is no guarantee that the required level of returns to the investors will be achieved or that any additional compensation to the Company related to the contracts will be realized. The amount of these fees recognized by the Company was $763 in 2000. No related income was recognized in 1999 and 1998.

(k) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires the accumulated balance of other comprehensive income to be displayed separately in the equity section of the consolidated balance sheet. The Company's other comprehensive income consists of foreign currency transactions only and had an accumulated balance of $(109), $(395) and $355 at December 31, 2000, 1999 and 1998, respectively.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(l) FOREIGN CURRENCY TRANSLATIONS

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

(m) INCOME TAXES

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

(n) NET LOSS PER COMMON SHARE

     Basic net loss per common share calculations are based upon the weighted average number of common shares outstanding. Losses included in the loss per common share calculation are reduced by minority interest and preferred stock dividends. Potentially dilutive common share equivalents include warrants and stock options in the diluted loss per common share calculations.

     The effects of any common stock equivalents are antidilutive for 2000, 1999 and 1998 due to the net loss for the periods; therefore, diluted loss per common share is reported the same as basic loss per common share.

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

(p) EFFECT OF NEW ACCOUNTING STANDARDS

     Statements of Financial Accounting Standards No. 133 and No. 138 (SFAS 133 and 138), Accounting for Derivative Instruments and Hedging Activities,requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 and 138 require that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS 133 and 138 on January 1, 2001, and there was no impact on the consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     In September 2000, the Financial Accounting Standards Board issued Statement of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities -- a replacement of FASB Statement No. 125 (SFAS 140). This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. In connection with discontinued operations, the Company has investment securities resulting from the retention of residual interests in securitization transactions. See note 3 for required disclosures.

(q) RECLASSIFICATIONS

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

     The Company provided a guaranty limited to a maximum amount of up to $4 million of the $60 million term loan by IFA. The Company, Consumer Corp. and Funding LP secured the guaranty with a security interest in their respective ownership interests in Consumer Corp., Funding LP and Drive. IFA provided a new $100 million warehouse line of credit to Drive. This new warehouse line is in addition to the current $100 million warehouse line of Drive with Enterprise Funding Corporation, an affiliate of Bank of America.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

The $4 million guaranty by the Company resulted in a $4 million deferral of the $12.1 million gain. As a result of this transaction, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments.

     As a result of the sale of the 49% interest in the automobile finance operation, the Company reduced the outstanding debt under its senior and subordinate facilities from $113 million to approximately $44 million. The Company also retired approximately $6.4 million of debt owed to other lenders. The Company, the Bank of Scotland, as agent, The Governor and Company of the Bank of Scotland and IFA Parent (collectively, the "Lenders"), entered into a Second Amendment to Amended and Restated Loan Agreement dated as of August 18, 2000 (the "Second Amendment") pursuant to which the remaining debt under the Company's senior and subordinate debt facilities was restructured into a new loan facility that provides for a maximum aggregate loan amount of $53 million. The restructured facility is comprised of a $10 million Revolving Line of Credit, a $31 million Term Loan A and a $12 million Term Loan B. The loans under the restructured loan facility mature December 31, 2003, and carry pricing of LIBOR plus 2.5% for the Revolving Line of Credit and Term Loan A and prime rate for Term Loan B. In the restructure, the Bank of Scotland forgave a fee in the amount of $2.5 million, which resulted in accrued loan fees of $.8 million owed to the senior lender being recorded as an extraordinary gain in the consolidated financial statements. The Second Amendment provides for a facility fee of $.5 million and a prepayment fee of $.5 million. The restructured loan facility requires the consent of the Lenders prior to payment of any common and preferred dividends. The Company obtained waivers or modifications under the Second Amendment that brought the Company into compliance under the facility and cured defaults that existed prior to the restructure.

     In connection with the restructuring of the loan facility, the Company and IFA Parent amended IFA Parent's option to acquire a warrant for 1,975,000 shares of non-voting Common Stock, which was granted to IFA Parent in December 1999 in connection with the $25 million subordinated debt facility. The option, as amended, allows IFA Parent to acquire a warrant for 1,975,000 shares of the Company's non-voting Common Stock; the option can be exercised after August 31, 2001 if Term Loan B remains outstanding, but not prior to that date. The strike price of $2.3125 remains the same. In the event that prior to August 31, 2001 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate.

     IFA Parent also retains its warrant to purchase 425,000 shares of the Company's voting Common Stock at $2.3125 per share, which was issued in connection with the debt restructure in December 2000. In the event that Term Loan B is terminated prior to August 31, 2001 through a transaction involving the issuance of warrants, IFA Parent is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's common stock.

     Dividends on outstanding preferred stock of FirstCity will be restricted until Term Loan B is paid in full. The Company stated previously that it intended to seek stockholder approval prior to the end of fiscal year 2000 for the replacement of Term Loan B with a private placement of subordinated debt provided by certain insiders and other interested investors. At that time it was contemplated that warrants for common stock would be issued in connection with the private placement. The Company, however, is limited in its ability to issue common shares and warrants due to change of control issues related to its substantial net operating loss carryforwards. While the private placement originally contemplated would allow for the payment of future dividends on the preferred stock, management believes that a more strategic utilization of the shares available would better serve the long-term interests of the Company's stockholders. The Company currently does not plan to pursue the private placement at this time. Management will continue to evaluate alternatives to repay Term Loan B prior to August 31, 2001 to terminate the option to obtain warrants for 1,975,000 shares of the Company's non-voting common stock. This would allow the Company to utilize these shares in a transaction that the Company believes would maximize long-term stockholder value.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     During the second quarter of 2000, the Portfolio Asset acquisition and resolution group of the Company entered into a $17 million loan facility with a related party. This facility is being used exclusively to provide equity in new portfolio acquisitions in partnerships with this related party. In January 2001, this facility was increased to $30 million. As of December 31, 2000, the Company has $15.6 million outstanding under this facility.

     Management believes that the IFA Parent loan facilities described above along with the liquidity from the Cargill line, the related fees generated from the servicing of assets and equity distributions (totaling approximately $11.6 million in 2000) from existing Acquisition Partnerships and wholly-owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

(3) DISCONTINUED OPERATIONS

     The Company recorded a provision of $5 million in 2000 for additional losses from discontinued operations. Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage Corp.) and its subsidiaries (collectively referred to as "Mortgage Corp."), and FC Capital Corp. ("Capital Corp."). These entities comprise the operations that were previously reported as the Company's residential and commercial mortgage banking business. As formal termination plans were adopted and historical business operations at each entity have ceased, the results of operations for 1999 have been reflected as discontinued operations in the accompanying consolidated statements of operations. Additionally, the net assets related to the resolution of activity from the discontinued operations have been reflected in the accompanying consolidated balance sheets. The results of operations from discontinued operations for 1999 were composed of an operating loss of $39.1 million, the Company's write-off of its investment of $50.5 million in Mortgage Corp. and the write down of its net investment in Capital Corp. by $12.7 million. In 1998, the results of operations from discontinued operations were composed of an operating loss of $21.0 million. Revenues from discontinued operations were zero in 2000, $56.3 million in 1999 and $148.0 million in 1998. The following is a summary of activity related to each of the entities' operations.

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

     The only assets remaining from Capital Corp.'s operations are the investment securities resulting from the retention of residual interests in securitization transactions completed by Capital Corp. The Company has considered the estimated future gross cash receipts from such investment securities in the computation of the loss from discontinued operations. The cash flows are valued using prepayment assumptions of 25% for fixed

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES rate loans and 35% to 50% for variable rate loans. Loss rates are estimated at 2%. If the prepayment speeds were to increase by 10% and 20%, the estimated future gross cash receipts would decrease by $1,736 and $3,416, respectively.

     The net assets from discontinued operations consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Estimated future gross cash receipts on residual interests
  in securitizations........................................  $24,652   $28,602
Accrual for loss on operations and disposal of discontinued
  operations, net...........................................   (4,208)   (8,476)
                                                              -------   -------
          Net assets of discontinued operations.............  $20,444   $20,126
                                                              =======   =======

An accrual of $5.0 million for costs to complete the plan of discontinuation was recorded in the second quarter of 2000. No additional accrual was deemed necessary by management during the remainder of 2000.

(4) PORTFOLIO ASSETS

     Portfolio Assets are summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Non-performing Portfolio Assets.............................  $55,807   $82,291
Performing Portfolio Assets.................................   15,162     7,983
Real estate Portfolios......................................    3,075     7,663
                                                              -------   -------
          Total Portfolio Assets............................   74,044    97,937
Adjusted purchase discount required to reflect Portfolio
  Assets at carrying value..................................  (44,026)  (58,500)
                                                              -------   -------
          Portfolio Assets, net.............................  $30,018   $39,437
                                                              =======   =======

     The Company recorded an allowance for impairment on a real estate Portfolio of approximately $2.0 million in 2000. Portfolio Assets are pledged to secure non-recourse notes payable.

(5) LOANS RECEIVABLE

     A significant portion of the automobile loans was transferred to Drive in connection with the sale of the 49% equity interest in the Company's automobile finance operation. The Company also has other loans held for investment, which are comprised of loans from certain Acquisition Partnerships. Loans receivable are summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Automobile and consumer finance receivables.................  $   332   $37,718
Other loans held for investment.............................   14,207       883
Allowance for loan losses...................................       --    (8,457)
                                                              -------   -------
          Loans receivable, net.............................  $14,539   $30,144
                                                              =======   =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The activity in the allowance for loan losses is summarized as follows for the periods indicated:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
Balances, beginning of year..........................  $  8,457   $  5,894   $  9,282
Provision for loan losses............................       822        368      4,751
Discounts acquired...................................    18,989     26,484     18,334
Allocation of reserves to sold loans.................    (5,606)   (22,036)   (17,133)
Charge off activity:
  Principal balances charged off.....................    (9,041)    (4,362)   (12,958)
  Recoveries.........................................     1,902      2,109      3,618
                                                       --------   --------   --------
     Net charge offs.................................    (7,139)    (2,253)    (9,340)
Adjustment from sale of interest in Drive............   (15,523)        --         --
                                                       --------   --------   --------
Balances, end of year................................  $     --   $  8,457   $  5,894
                                                       ========   ========   ========

     The provision for loan losses during 1998 was predominantly for automobile finance receivables generated by the Company's original automobile platform, referred to as NAF, which was discontinued in January 1998.

(6) RESIDUAL INTERESTS IN SECURITIZATIONS

     The Company had residual interests in securitizations (which were transferred to Drive in connection with the Company's sale of the 49% equity interest in its automobile finance operations) consisting of rated securities, retained interests, servicing interests and related interest only strips (collectively referred to as residual interests), which were attributable to loans sold through securitization transactions by the Company. No residual interests were held by the Company at December 31, 2000. Residual interests were comprised of the following at December 31, 1999:

Rated securities............................................  $ 1,313
Residual interests..........................................   62,167
Accrued interest............................................      565
Valuation allowance.........................................   (8,384)
                                                              -------
                                                              $55,661
                                                              =======

     The activity related to residual interests is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2000       1999      1998
                                                        --------   --------   -------
Balance, beginning of year............................  $ 55,661   $ 41,849   $ 6,935
Residual interests received from securitizations......     5,713     27,306    44,309
Cost allocated from securitizations...................     1,694         --        --
Interest accreted.....................................     4,077      5,487     2,181
Cash received from trusts.............................   (16,919)   (15,047)   (7,126)
Provision for permanent impairment of value...........    (1,598)    (3,934)   (4,450)
Adjustment from sale of interest in Drive.............   (48,628)        --        --
                                                        --------   --------   -------
Balance, end of year..................................  $     --   $ 55,661   $41,849
                                                        ========   ========   =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(7) EQUITY INVESTMENTS

     The Company has investments in Acquisition Partnerships and their general partners that are accounted for under the equity method. During 1999, the Company also acquired investments in servicing entities that are accounted for on the equity method. Activity relating to the servicing entities was not significant during 2000 and 1999. The condensed combined financial position and results of operations of the Acquisition Partnerships (excluding servicing entities), which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized below:

                       CONDENSED COMBINED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Assets......................................................  $603,353   $324,954
                                                              ========   ========
Liabilities.................................................   471,336    210,967
Net equity..................................................   132,017    113,987
                                                              --------   --------
                                                              $603,353   $324,954
                                                              ========   ========
Equity investment in Acquisition Partnerships...............  $ 33,862   $ 29,639
Equity investment in Servicing Entities.....................     1,422      1,465
                                                              --------   --------
                                                              $ 35,284   $ 31,104
                                                              ========   ========

                     CONDENSED COMBINED SUMMARY OF EARNINGS

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
Proceeds from resolution of Portfolio Assets.........  $163,386   $124,912   $170,187
Gain on resolution of Portfolio Assets...............    75,788     51,035     57,628
Interest income on performing Portfolio Assets.......    18,049     16,409      9,714
Net earnings.........................................  $ 36,766   $ 36,455   $ 33,706
                                                       ========   ========   ========
Equity in earnings of Acquisition Partnerships.......  $  7,203   $ 11,444   $ 12,827
Equity in earnings (loss) of Servicing Entities......       166       (126)        --
                                                       --------   --------   --------
                                                       $  7,369   $ 11,318   $ 12,827
                                                       ========   ========   ========

     As discussed in Note 2, in the third quarter of 2000, the Company completed the sale of a 49% equity interest in its automobile finance operation to certain subsidiaries of IFA Parent. As a result of the sale, the net operations of Drive have been recorded (since August 1, 2000) as equity investments. The Company's

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES investment in Drive is accounted for under the equity method. The condensed consolidated financial position and results of operations of Drive are summarized below:

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
Assets......................................................    $164,208
                                                                ========
Liabilities.................................................     154,561
Net equity..................................................       9,647
                                                                --------
                                                                $164,208
                                                                ========
Equity investment in Drive..................................    $  3,738
  Minority interest.........................................        (748)
                                                                --------
     Net investment in Drive................................    $  2,990
                                                                ========

                   CONDENSED CONSOLIDATED SUMMARY OF EARNINGS

                                                               AUGUST 1, 2000
                                                                   THROUGH
                                                              DECEMBER 31, 2000
                                                              -----------------
Revenues....................................................       $20,268
Expenses....................................................        14,529
                                                                   -------
Net earnings................................................       $ 5,739
                                                                   -------
Equity in earnings of Drive.................................       $ 2,223
  Minority interest.........................................          (444)
                                                                   -------
     Net equity in earnings of Drive........................       $ 1,779
                                                                   =======

(8) NOTES PAYABLE

     Notes payable consisted of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
Collateralized loans, secured by Portfolio Assets:
  Fixed rate (7.66% at December 31, 2000), due 2002.........  $13,251   $ 21,873
  LIBOR (6.64% at December 31, 2000) plus 4% to 5%, due at
     various dates through 2002.............................   16,190     16,442
Senior Credit Facility, secured and with recourse to the
  Company...................................................   47,778     77,000
Acquisition Facility, secured by certain equity interests of the Company: LIBOR (6.64% at December 31, 2000) plus
  4.50%, due 2002...........................................   15,623         --
Collateralized loans, secured by automobile finance
  receivables...............................................       --     20,092
Collateralized loan, secured by residual interests in
  securitizations...........................................       --      4,257
Senior subordinated notes...................................       --     24,125
Other borrowings, secured by fixed assets...................       --      2,604
                                                              -------   --------
  Notes payable, secured....................................   92,842    166,393
  Notes payable to others at various fixed rates between
     7.00% and 9.56%, due at various dates through 2002.....      922      3,399
                                                              -------   --------
                                                              $93,764   $169,792
                                                              =======   ========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     Refer to Note 2 for a description of terms related to the Company's Senior Credit Facility at December 31, 2000 and other matters concerning the Company's liquidity.

     Under terms of certain borrowings, the Company and its subsidiaries are required to maintain certain tangible net worth levels and debt to equity and debt service coverage ratios. The terms also restrict future levels of debt. At December 31, 2000, the Company was in compliance with the aforementioned covenants. The aggregate maturities of notes payable for the three years ending December 31, 2003 are as follows: $1,702 in 2001, $44,940 in 2002 and $47,122 in
2003.

(9) SEGMENT REPORTING

     The Company is engaged in two reportable segments i) portfolio asset acquisition and resolution and ii) consumer lending. These segments have been segregated based on products and services offered by each. As a result of the sale of a 49% equity interest in the Company's automobile finance operation, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments. Prior to June 30, 1999, the Company also reflected operations from its mortgage banking segment. As described in Note 3, the Company has discontinued operations in the mortgage banking segment effective in the third quarter of 1999. Accordingly, all activity related to the mortgage banking segment has been reclassified as discontinued operations in the consolidated financial statements. The following is a summary of results of operations for each of the two remaining segments and a reconciliation to earnings (loss) from continuing operations for 2000, 1999 and 1998.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2000      1999      1998
                                                              --------   -------   -------
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Servicing fees.........................................  $  7,555   $ 3,850   $ 3,062
     Gain on resolution of Portfolio Assets.................     3,120     4,054     9,208
     Equity in earnings of investments......................     7,369    11,318    12,827
     Interest income........................................     2,143     2,610     2,452
     Other..................................................     1,129     3,665     1,733
                                                              --------   -------   -------
          Total.............................................    21,316    25,497    29,282
  Expenses:
     Interest and fees on notes payable.....................     3,266     4,308     6,244
     Salaries and benefits..................................     5,531     5,542     4,619
     Provision for loan and impairment losses...............     1,971        --        --
     Occupancy, data processing and other...................     7,083     5,818     6,078
                                                              --------   -------   -------
          Total.............................................    17,851    15,668    16,941
                                                              --------   -------   -------
  Operating contribution before direct taxes................  $  3,465   $ 9,829   $12,341
                                                              ========   =======   =======
  Operating contribution, net of direct taxes...............  $  3,354   $ 9,743   $12,284
                                                              ========   =======   =======
CONSUMER LENDING:
  Revenues:
     Servicing fees.........................................  $  3,887   $ 5,086   $ 2,705
     Equity in earnings of investments......................     2,223        --        --
     Gain on sale of automobile loans.......................     2,836    10,280     7,214
     Interest income........................................    12,882    17,787    10,035
     Gain on sale of interest in subsidiary.................     8,091        --        --
     Other..................................................        71       171       106
                                                              --------   -------   -------
          Total.............................................    29,990    33,324    20,060
  Expenses:
     Interest and fees on notes payable.....................     3,217     4,730     3,549
     Salaries and benefits..................................     7,277     8,053     5,602
     Provision for loan and impairment losses...............     2,420     4,302     9,201
     Occupancy, data processing and other...................     6,706    10,539     5,466
                                                              --------   -------   -------
          Total.............................................    19,620    27,624    23,818
                                                              --------   -------   -------
  Operating contribution (loss) before direct taxes.........  $ 10,370   $ 5,700   $(3,758)
                                                              ========   =======   =======
  Operating contribution (loss), net of direct taxes........  $ 10,362   $ 5,635   $(3,758)
                                                              ========   =======   =======
          Total operating income, net of direct taxes.......  $ 13,716   $15,378   $ 8,526
                                                              ========   =======   =======
CORPORATE OVERHEAD:
     Other revenue..........................................  $    870   $   107   $ 2,202
  Corporate interest expense................................   (12,175)   (9,716)   (4,797)
  Salaries and benefits, occupancy, professional and other
     expenses...............................................    (7,144)   (6,688)   (6,335)
  Deferred tax valuation benefit (allowance)................    (7,000)   (4,900)    1,189
                                                              --------   -------   -------
  Earnings (loss) from continuing operations................  $(11,733)  $(5,819)  $   785
                                                              ========   =======   =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     Revenues from the Portfolio Asset acquisition and resolution business attributable to foreign and domestic operations for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                            2000      1999      1998
                                                           -------   -------   -------
Domestic.................................................  $14,616   $20,468   $24,241
Foreign..................................................    6,700     5,029     5,041
                                                           -------   -------   -------
                                                           $21,316   $25,497   $29,282

     Total assets for each of the segments and a reconciliation to total assets is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Portfolio acquisition and resolution assets.................  $ 79,567   $ 71,479
Consumer assets.............................................     4,069     85,261
Deferred tax benefit, net...................................    20,101     27,101
Other assets, net...........................................    16,810     26,655
Net assets of discontinued operations.......................    20,444     20,126
                                                              --------   --------
          Total assets......................................  $140,991   $230,622
                                                              ========   ========

(10) PREFERRED STOCK, SHAREHOLDERS' EQUITY AND LOSS PER SHARE

     In May 1998, the Company completed the public offering of 1,542,150 shares of FirstCity common stock, of which 341,000 shares were sold by selling shareholders. Net proceeds (after expenses) of $34.1 million were used to retire debt. On May 11, 1998, the Company notified holders of its outstanding 1995 warrants to purchase shares of common stock that it was exercising its option to repurchase such warrants for $1.00 each. In June 1998, as a result of such notification, warrants representing 471,380 shares of common stock were exercised for an aggregate warrant purchase price of $11.8 million. On July 17, 1998 the Company filed a shelf registration statement with the Securities and Exchange Commission, which allows the Company to issue up to $250 million in debt and equity securities from time to time in the future. The registration statement became effective July 28, 1998. As of December 31, 2000, there have been no securities issued under this registration statement.

     In connection with the issuance of $25 million in senior subordinated debt, the Company issued a warrant for the purchase of 425,000 shares of the Company's common stock at $2.3125 per share (the closing price on the date of issuance of December 21, 1999). The estimated fair value of the warrant totaling $875 was allocated to shareholders' equity with an offsetting discount reflected on the debt.

     The Company also issued an option to the holder of the senior subordinated notes allowing it to acquire a warrant for 1,975,000 shares of the Company's non-voting common stock. As discussed in Note 2, in the third quarter of 2000, the Company restructured its remaining debt into a new facility provided solely by Bank of Scotland and IFA. IFA will retain its option to acquire warrants for 1,975,000 shares of the Company's common stock. The strike price of $2.3125 will remain the same, but the initial date upon which the option can be exercised has been extended to August 31, 2001. The option can be exercised after August 31, 2001 if Term Loan B remains outstanding, but not prior to such date. In the event that prior to August 31, 2001 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting common stock will terminate. In the event that Term Loan B is terminated prior to August 31, 2001 through a transaction involving the issuance of warrants, IFA is entitled to additional

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES warrants in connection with its existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's common stock.

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

     In 1997, the Company purchased 537,430 shares (representing $11.3 million in liquidation preference) of special preferred stock. The special preferred stock was redeemed for $14.7 million plus accrued dividends in 1998. Dividends of $2.7 million, or $3.15 per share, were paid in 1998.

     In June 1997, the Company initiated an offer to exchange one share of special preferred stock for one share of the newly designated adjusting rate preferred stock. The adjusting rate preferred stock has a redemption value of $21.00 per share and cumulative quarterly cash dividends at the annual rate of $3.15 per share through September 30, 1998, adjusting to $2.10 per share through the redemption date of September 30, 2005. The Company may redeem the adjusting rate preferred stock after September 30, 2003 for $21 per share plus accrued dividends. The adjusting rate preferred stock carries no voting rights except in the event of non-payment of dividends. Pursuant to the exchange offer, 1,073,704 shares in 1997 and 149,197 shares in 1998 of special preferred stock were exchanged for a like number of shares of adjusting rate preferred stock. Dividends of $1.9 million and $3.4 million, respectively, or $1.575 and $3.15 per share, respectively, were paid in 1999 and 1998. In the third quarter of 1999, dividends on the Company's adjusting rate preferred stock were suspended. At December 31, 2000, accumulated dividends in arrears on such preferred stock totaled $3.9 million, or $3.15 per share. Since the Company failed to pay quarterly dividends for six consecutive quarters, the holders of adjusting rate preferred stock are entitled to elect two directors to the Company's Board until cumulative dividends have been paid in full.

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

     The per share weighted-average fair value of stock options granted during 2000 was $1.84 on the grant date using the Black-Scholes option pricing model with the following assumptions: $0 expected dividend yield, risk-free interest rate of 6.0%, expected volatility of 30%, and an expected life of 10 years.

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option and award plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss to

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES common shareholders and net loss per common share would have been reflected as the pro forma amounts indicated below:

                                                      2000        1999         1998
                                                    --------    ---------    --------
Net loss to common shareholders:
  As reported.....................................  $(18,468)   $(110,724)   $(25,378)
  Pro forma.......................................   (19,130)    (111,502)    (26,659)
Net loss per common share -- diluted:
  As reported.....................................  $  (2.21)   $  (13.33)   $  (3.35)
  Pro forma.......................................     (2.29)      (13.42)      (3.52)

     Stock option activity during the periods indicated is as follows:

                                     2000                 1999                 1998
                              ------------------   ------------------   ------------------
                                        WEIGHTED             WEIGHTED             WEIGHTED
                                        AVERAGE              AVERAGE              AVERAGE
                                        EXERCISE             EXERCISE             EXERCISE
                              SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                              -------   --------   -------   --------   -------   --------
Outstanding at beginning of
  Year......................  236,650    $22.96    284,950    $23.06    314,300    $22.64
Granted.....................  183,000      2.00         --        --     15,000     29.69
Exercised...................       --        --         --        --    (12,350)    22.04
Cancelled...................  (22,500)    22.00         --        --         --        --
Forfeited...................  (49,400)    23.60    (48,300)    23.54    (32,000)    22.50
                              -------    ------    -------    ------    -------    ------
Outstanding at end of
  year......................  347,750    $12.03    236,650    $22.96    284,950    $23.06
                              =======    ======    =======    ======    =======    ======

     At December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.00 to $30.75 and 7.78 years, respectively. In addition, 146,938 options were exercisable with a weighted-average exercise price of $22.62.

     The Company has an employee stock purchase plan, which allows employees to acquire approximately 150,000 shares of common stock of the Company at 85% of the fair value at the end of each quarterly plan period. The value of the shares purchased under the plan is limited to the lesser of 10% of compensation or $25,000 per year. Under the plan, 35,044 shares were issued in 2000, 45,341 shares were issued in 1999, and 35,220 shares were issued in 1998. At December 31, 2000, approximately 30,000 shares of common stock are available for issuance pursuant to the plan.

     No effect was given to dilutive securities in the 2000, 1999 and 1998 loss per share calculations as such had an anti-dilutive effect. However, during 2000, an average of 234,629 options were outstanding that could have a potentially dilutive per share calculation effect in the future.

(11) INCOME TAXES

     Income tax benefit (expense) from continuing operations consists of:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           -------   -------   ------
Federal and state current benefit (expense)..............  $  (414)  $    10   $ (505)
Federal deferred benefit (expense).......................   (7,000)   (5,061)   1,637
                                                           -------   -------   ------
          Total..........................................  $(7,414)  $(5,051)  $1,132
                                                           =======   =======   ======

     Income taxes attributed to discontinued operations consist of deferred expense of $89 in 1998.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The actual income tax benefit (expense) attributable to earnings (loss) from continuing operations differs from the expected tax benefit (expense) (computed by applying the federal corporate tax rate of 35% to earnings (loss) from continuing operations before income taxes, minority interest and accounting change) as follows:

                                                            2000      1999      1998
                                                           -------   -------   ------
Computed expected tax benefit (expense)..................  $ 1,439   $  (256)  $   61
(Increase) reduction in income taxes resulting from:
  Change in valuation allowance..........................   (8,439)   (4,253)   1,777
  Alternative minimum tax and state income tax...........     (414)       --     (505)
  Other..................................................       --      (542)    (201)
                                                           -------   -------   ------
                                                           $(7,414), $(5,051)  $1,132
                                                           =======   =======   ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2000 and 1999 are as follows:

                                                                2000        1999
                                                              ---------   ---------
Deferred tax assets:
  Investments in Acquisition Partnerships, principally due
     to differences in basis for tax and financial reporting
     purposes...............................................  $   1,902   $     676
  Intangibles, principally due to differences in
     amortization...........................................        269         325
  Book loss reserve greater than tax loss reserve...........         --       2,960
  Tax basis in fixed assets greater (less) than book........       (581)      2,118
  Other.....................................................      2,133          --
  Federal net operating loss carryforwards..................    203,428     199,633
                                                              ---------   ---------
          Total gross deferred tax assets...................    207,151     205,712
  Valuation allowance.......................................   (187,050)   (178,611)
                                                              ---------   ---------
          Net deferred tax assets...........................  $  20,101   $  27,101
                                                              =========   =========

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $581.2 million from continuing operations and $152.1 million from discontinued operations at December 31, 2000, available to offset future federal taxable income, if any, through the year 2020. A valuation allowance is provided to reduce the deferred tax assets to a level, which, more likely than not, will be realized. During 2000, 1999 and 1998, the Company adjusted the previously established valuation allowance to recognize a deferred tax benefit (expense) of $(8.4) million, $(4.3) million and $1.8 million, respectively. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations remaining prior to expiration of the net operating loss carryforwards. The expense recognized in 2000 is attributed to a reduction in anticipated taxable income. The expense recognized in 1999 is attributed to a revaluation of the realization of the deferred tax asset for the effects of the discontinuance of the mortgage operations. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

(12) EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution 401(k) employee profit sharing plan pursuant to which the Company matches employee contributions at a stated percentage of employee contributions to a defined

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES maximum. The Company's contributions to the 401(k) plan were $263 in 2000, $238 in 1999, and $192 in 1998.

(13) LEASES

     The Company leases its current headquarters from a related party under a noncancellable operating lease. The lease calls for monthly payments of $7.5 thousand through its expiration in December 2001 and includes an option to renew for two additional five-year periods. Rental expense for 2000, 1999 and 1998 under this lease was $90 each year.

     The Company also leases office space and equipment from unrelated parties under operating leases expiring in various years through 2005. Rental expense under these leases for 2000, 1999 and 1998 was $1.7 million, $2.1 million and $1.1 million, respectively. As of December 31, 2000, the future minimum lease payments under all noncancellable operating leases are: $217 in 2001, $96 in 2002, $53 in 2003, $41 in 2004 and $35 in 2005.

(14) OTHER RELATED PARTY TRANSACTIONS

     The Company has contracted with the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees totaling $11.4 million, $8.9 million and $5.8 million for 2000, 1999 and 1998, respectively, and due diligence fees (included in other income) were derived from such affiliates.

(15) COMMITMENTS AND CONTINGENCIES

     The Company and Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage Corporation) filed suit in the Federal District Court for the Western District of Texas, Waco Division, against Chase Bank of Texas, N.A. and Chase Securities, Inc. in September 1999 seeking damages resulting from alleged violations by the defendants of the Bank Holding Company Act and from civil conspiracy engaged in by the defendants, and injunctive relief, arising from an engagement letter entered into between the Company and Chase Securities, Inc. relating to the sale assets or securities of Harbor Financial Group, Inc., Harbor Financial Mortgage Corporation and their subsidiaries (collectively "Harbor"). The Company alleged that Chase Bank of Texas, N.A. conditioned its extension of credit to Harbor on the retention of Chase Securities, Inc. by the Company and Harbor violated the Bank Holding Company Act. The Company additionally sought a judicial declaration that the plaintiffs were not obligated to pay any commission to Chase Securities, Inc. under the engagement letter. The actual damages sought by the Company were in excess of $200 million. The Company also sought recovery of three times its damages pursuant to the Bank Holding Company Act and recovery of its costs of court, including reasonable attorneys fees. A motion to dismiss the Texas suit was granted based upon a provision in the engagement letter that provided that any suit arising from the engagement letter would be pursued in the State of New York. The Company has requested leave of the Supreme Court for the State of New York to amend its answer in that proceeding to include these claims as a counterclaim to the suit brought by Chase Securities, Inc. and an action against Chase Bank of Texas, N.A.

     On October 4, 1999, Chase Securities, Inc. filed suit against the Company before the Supreme Court for the State of New York, County of New York:
Commercial Part seeking recovery of $2.4 million as the balance of a transaction fee allegedly due it under the terms of the engagement letter and other just and proper relief. The Company denies that it has any liability to Chase Securities, Inc. and intends to vigorously defend the suit. The Company has asserted as a defense to this action the violations of the Bank Holding Company Act asserted in the litigation pending before the Federal District Court for the Western District of Texas. The Company has sought leave to amend its answer in the suit to include a counterclaim against Chase Securities, Inc. and an action against Chase Bank of Texas, N.A. under the Bank Holding Company Act as is asserted in the Texas suit.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     On October 14, 1999, Mortgage Corp. filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. In a motion filed in those proceedings requesting the appointment of a Chapter 11 Trustee, the debtors stated that they were reviewing pre-petition transfers to the Company to determine if those transfers are avoidable. On December 14, 1999, the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. The Chapter 7 Trustee has not initiated an action against the Company to assert an avoidance action to recover any preferential transfers. The Company believes that it has valid defenses to any allegations that might be made to avoid any pre-petition transfers in connection with the Mortgage Corp. bankruptcy proceedings.

     Periodically, the Company, its subsidiaries, its affiliates and the Acquisition Partnerships are parties to or otherwise involved in legal proceedings arising in the normal course of business. The Company does not believe that there is any proceeding threatened or pending against it, its subsidiaries, its affiliates or the Acquisition Partnerships which, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company, its subsidiaries, its affiliates or the Acquisition Partnerships.

     The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At December 31, 2000, advances of $2.4 million had been made under the obligation.

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

     In addition, in the Securities Purchase Agreement, the Company, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) the automobile finance operation conducted by Consumer Corp. and Funding LP, and (iii) the assets transferred by Consumer Corp. and Funding LP to Drive. The Company, Consumer Corp., Funding LP and Funding GP also agreed to indemnify IFA, IFA-GP and IFA-LP from damages resulting from a breach of any representation or warranty contained in the Securities Purchase Agreement or otherwise made by the Company, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligation under the Securities Purchase Agreement survives for a period of seven (7) years from August 25, 2000 (the "Closing Date") with respect to tax-related representations and warranties and for thirty (30) months from the Closing Date with respect to all other representations and warranties. None of the Company, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold. Pursuant to the terms of the Contribution Agreements, Consumer Corp. and Funding LP have agreed to indemnify Drive from any damages resulting in a material adverse effect on Drive resulting from breaches of representations or warranties, failure to perform, pay or discharge liabilities other than the assumed liabilities, or claims, lawsuits or proceedings resulting from the transactions contemplated by the Contribution Agreements. Pursuant to the terms of the Contribution Agreements, Drive has agreed to indemnify Consumer Corp. and Funding LP for any breach of any representation or warranty by Drive, the failure of Drive to discharge any assumed liability, or any claims arising out of any failure by Drive to properly service receivables after August 1, 2000. Liability for indemnification pursuant to the terms of the Contribution Agreements will not arise until the total of all losses

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES with respect to such matters exceeds $.25 million and then only for the amount by which such losses exceed $.25 million; however this limitation will not apply to any breach of which the party had knowledge at the time of the Closing Date or any intentional breach by a party of any covenant or obligation under the Contribution Agreements.

(16) SUBSEQUENT EVENTS

     During January 2001 FirstCity increased its line of credit with a related party to $30 million from $17 million, which will provide liquidity for additional equity investments.

(17) FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below.

(a) CASH AND CASH EQUIVALENTS

     The carrying amount of cash and cash equivalents approximated fair value at December 31, 2000 and 1999.

(b) PORTFOLIO ASSETS AND LOANS RECEIVABLE

     The Portfolio Assets and loans receivable are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risks inherent in the assets. The carrying value of the Portfolio Assets and loans receivable was $44.6 million and $69.6 million, respectively, at December 31, 2000 and 1999. The estimated fair value of the Portfolio Assets and loans receivable was approximately $47.2 million and $71.8 million, respectively, at December 31, 2000 and 1999.

(c) NOTES PAYABLE

     Management believes that the repayment terms for similar rate financial instruments with similar credit risks and the stated interest rates at December 31, 2000 and 1999 approximate the market terms for similar credit instruments. Accordingly, the carrying amount of notes payable is believed to approximate fair value.

(d) REDEEMABLE PREFERRED STOCK

     Redeemable preferred stock is carried at redemption value plus accrued but unpaid dividends. Carrying values were $29,533 and $26,965 at December 31, 2000 and 1999, respectively. Fair market values based on quoted market rates were $11,618 and $11,770 at December 31, 2000 and 1999, respectively.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FirstCity Financial Corporation:

     We have audited the accompanying consolidated balance sheets of FirstCity Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United Sates of America.

     As discussed in note 1 to the consolidated financial statements, in 1999 the Company changed its method of accounting for organizational costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities.

                                                          KPMG LLP

Dallas, Texas
February 6, 2001

                        FIRSTCITY FINANCIAL CORPORATION

                       SELECTED QUARTERLY FINANCIAL DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   2000                                     1999
                                  --------------------------------------   ---------------------------------------
                                   FIRST     SECOND     THIRD    FOURTH     FIRST     SECOND     THIRD     FOURTH
                                  QUARTER   QUARTER    QUARTER   QUARTER   QUARTER   QUARTER    QUARTER    QUARTER
                                  -------   --------   -------   -------   -------   --------   --------   -------
Revenues........................  $15,676   $ 12,390   $16,186  $ 7,924    $10,977   $ 16,396   $ 13,089   $18,466
Expenses........................   15,546     19,493    13,224    8,025     12,286     14,460     14,390    17,061
Earnings (loss) from continuing
  operations before accounting
  change(1).....................     (129)   (13,978)    2,885     (511)    (1,262)    (3,753)    (1,193)    1,154
Accounting change...............       --         --        --       --       (765)        --         --        --
Extraordinary gain..............       --         --       833       --         --         --         --        --
Earnings (loss) from
  discontinued operations(2)....       --     (5,000)       --       --        525    (40,128)   (62,734)       --
Net earnings (loss).............     (129)   (18,978)    3,718     (511)    (1,502)   (43,881)   (63,927)    1,154
Preferred dividends.............      642        642       642      642        642        642        642       642
Net earnings (loss) to common
  shareholders..................  $  (771)  $(19,620)  $ 3,076  $(1,153)   $(2,144)  $(44,523)  $(64,569)  $   512
Net earnings (loss) from
  continuing operations before
  accounting change per common
  share -- Basic and diluted....  $ (0.09)  $  (1.75)  $  0.27  $ (0.14)   $ (0.23)  $  (0.52)  $  (0.22)  $  0.06

---------------

(1) During the second quarter of 2000, the Company reflected significant losses from continuing operations. These losses were primarily related to a $7.0 million increase in the valuation allowance of the deferred tax asset and $2.7 million of provisions for loan and impairment losses.

(2) During the second and third quarters of 1999, the Company reflected significant losses from discontinued operations.

        The loss in the second quarter 1999 was comprised primarily of losses on sales of loans of $6.6 million, losses on sales of mortgage servicing rights of $11.3 million, reserves and write-offs of other assets of $9.1 million, with the balance representing losses from operations.

        The loss in the third quarter 1999 is primarily due to the write-off of the Company's investment in Mortgage Corp of $50.5 million and the write down of the Company's net investment in Capital Corp by $12.7 million.

                                 WAMCO PARTNERSHIPS

                              COMBINED BALANCE SHEETS
                             DECEMBER 31, 2000 AND 1999
                               (DOLLARS IN THOUSANDS)

                                       ASSETS

                                                                2000        1999
                                                              --------    --------
Cash........................................................  $  6,677    $  6,453
Portfolio Assets, net.......................................   194,942     225,622
Investments in partnerships.................................     2,254       1,681
Investments in trust certificates...........................     6,908       6,486
Deferred profit sharing.....................................    16,174       7,882
Other assets, net...........................................     1,697       6,915
                                                              --------    --------
                                                              $228,652    $255,039
                                                              ========    ========
                        LIABILITIES AND PARTNERS' CAPITAL

Notes payable (including$128,208 and $162,881 to affiliates
  in 2000 and 1999, respectively)...........................   135,833     171,908
Deferred compensation.......................................    22,356      12,857
Other liabilities (including $883 and $325 to affiliates in
  2000 and 1999, respectively)..............................     3,928       2,546
                                                              --------    --------
          Total liabilities.................................   162,117     187,311
Commitments and contingencies...............................        --          --
Preferred equity............................................     3,556       3,556
Partners' capital...........................................    62,979      64,172
                                                              --------    --------
                                                              $228,652    $255,039
                                                              ========    ========

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

                       COMBINED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                               2000        1999        1998
                                                             --------    --------    --------
Proceeds from resolution of Portfolio Assets...............  $ 44,328    $ 51,459    $ 71,473
Cost of Portfolio Assets resolved..........................    30,115      34,108      49,855
                                                             --------    --------    --------
Gain on resolution of Portfolio Assets.....................    14,213      17,351      21,618
Interest income on performing Portfolio Assets.............    18,049      15,599       8,341
Interest expense (including $13,078, $9,624 and $4,494 to
  affiliates in 2000, 1999 and 1998, respectively).........   (14,776)    (11,425)     (7,483)
General, administrative and operating expenses.............    (6,712)     (6,949)    (10,033)
Other income, net..........................................     1,704       1,938       1,772
                                                             --------    --------    --------
          Net earnings.....................................  $ 12,478    $ 16,514    $ 14,215
                                                             ========    ========    ========

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                           CLASS B
                                       CLASS A EQUITY       EQUITY
                                     -------------------   --------
                                     GENERAL    LIMITED    LIMITED    GENERAL    LIMITED
                                     PARTNERS   PARTNERS   PARTNERS   PARTNERS   PARTNERS    TOTAL
                                     --------   --------   --------   --------   --------   --------
Balance at December 31, 1997.......     272      13,320      3,346       682       37,650     55,270
  Contributions....................      10         483         --       503       34,077     35,073
  Distributions....................    (111)     (5,456)    (1,111)     (699)     (41,125)   (48,502)
  Net earnings.....................      (5)       (224)      (290)      201       14,533     14,215
                                      -----     -------    -------     -----     --------   --------
Balance at December 31, 1998.......     166       8,123      1,945       687       45,135     56,056
  Contributions....................       1          40         --       540       27,558     28,139
  Distributions....................     (48)     (2,355)      (440)     (527)     (33,167)   (36,537)
  Net earnings.....................      10         476        (81)      250       15,859     16,514
                                      -----     -------    -------     -----     --------   --------
Balance at December 31, 1999.......     129       6,284      1,424       950       55,385     64,172
  Contributions....................       6         325         --        62        5,821      6,214
  Distributions....................     (36)     (1,778)      (283)     (341)     (17,447)   (19,885)
  Net earnings.....................      18         884          6       207       11,363     12,478
                                      -----     -------    -------     -----     --------   --------
Balance at December 31, 2000.......   $ 117     $ 5,715    $ 1,147     $ 878     $ 55,122   $ 62,979
                                      =====     =======    =======     =====     ========   ========

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                2000       1999        1998
                                                              --------   ---------   --------
Cash flows from operating activities:
  Net earnings..............................................  $ 12,478   $  16,514   $ 14,215
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Amortization of loan origination and commitment fees...       376       1,334        678
     Provision for losses...................................        58          --         --
     Gain on resolution of Portfolio Assets.................   (14,213)    (17,351)   (21,618)
     Purchase of Portfolio Assets...........................   (24,172)   (107,704)   (91,713)
     Capitalized costs on Portfolio Assets..................    (3,112)     (5,304)    (2,095)
     Proceeds from resolution of Portfolio Assets...........    44,328      51,459     71,473
     Principal payments on Performing Portfolio Assets......    27,791       1,420         --
     Increase in deferred profit sharing....................    (8,292)     (3,336)    (5,307)
     (Increase) decrease in other assets....................       531        (138)       857
     Increase in deferred compensation......................     9,499       3,437       9420
     Increase (decrease) in other liabilities...............     1,894        (571)     1,574
                                                              --------   ---------   --------
          Net cash provided by (used in) operating
            activities......................................    47,166     (60,240)   (22,516)
Cash flows from investing activities:
  Contribution to subsidiaries..............................      (573)     (1,090)      (406)
  Purchase of trust certificates............................      (420)       (330)      (281)
                                                              --------   ---------   --------
          Net cash used in operating activities.............      (993)     (1,420)      (687)
Cash flows from financing activities:
  Borrowing of debt.........................................    29,673     160,903     93,308
  Repayment of debt.........................................   (61,951)   (100,057)   (56,269)
  Issuance of preferred equity..............................        --       3,556         --
  Capital contributions.....................................     6,214      28,139     35,073
  Capital distributions.....................................   (19,885)    (36,537)   (48,502)
                                                              --------   ---------   --------
          Net cash provided by (used in) financing
            activities......................................   (45,949)     56,004     23,610
                                                              --------   ---------   --------
Net increase (decrease) in cash.............................       224      (5,656)       407
Cash at beginning of year...................................     6,453      12,109     11,702
                                                              --------   ---------   --------
Cash at end of year.........................................  $  6,677   $   6,453   $ 12,109
                                                              ========   =========   ========

Supplemental disclosure of cash flow information (note 6):

     Cash paid for interest was approximately $13,638, $11,104 and $6,889 for 2000, 1999, and 1998, respectively.

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999, AND 1998
                             (DOLLARS IN THOUSANDS)

(1) ORGANIZATION AND PARTNERSHIP AGREEMENTS

     The combined financial statements include the accounts of WAMCO III, Ltd.; WAMCO V, Ltd.; WAMCO IX, Ltd.; WAMCO XVII, Ltd.; WAMCO XXIV, Ltd.; WAMCO XXV, Ltd.; WAMCO XXVI Ltd.; WAMCO XXVII Ltd.; WAMCO XVIII Ltd.; Calibat Fund, LLC; First B Realty, L.P.; First Paradee, L.P.; First Street LLC; FC Properties; Ltd; FCS Creamer, Ltd.; FCS Wildhorse, Ltd.; FCS Wood, Ltd.; FCS Fischer, Ltd.; Imperial Fund I, L.P.; and VOJ Partners, L.P., all of which are Texas limited partnerships ("Acquisition Partnerships" or "Partnerships"). FirstCity Financial Corporation or its subsidiaries, FirstCity Commercial Corporation and FirstCity Holdings Corporation, own limited and general partnership interests in all of the Partnerships. During November 2000, WAMCO V, Ltd. and WAMCO XVII, Ltd. were merged with and into WAMCO III, Ltd., with WAMCO III, Ltd. being the surviving entity. The merger of the acquisition partnerships has no effect on the comparability of the combined financial statements. All significant intercompany balances have been eliminated.

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

     Additionally, WAMCO III, Ltd., WAMCO V, Ltd. and WAMCO XVII, Ltd. provide for Class A and Class B Equity partners in their individual partnership agreements. The Class B Equity limited partners are allocated 20 percent of cumulative net income recognized by the respective partnerships prior to allocation to the Class A Equity limited partners and the general partners.

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

  Real Estate Portfolios

     Real estate Portfolios consist of real estate assets acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as

                               WAMCO PARTNERSHIPS
opposed to a pool basis. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified.

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

(b) INVESTMENT IN TRUST CERTIFICATES

     The Partnerships hold an investment in trust certificates, representing an interest in a REMIC created by the sale of certain Partnership assets. This interest is subordinate to the senior tranches of the certificate. The investment is carried at the lower of cost (the unpaid balance of the certificate, net of acquisition discounts) or fair value. Interest is accrued in accordance with the contractual terms of the agreement. Acquisition discounts are accreted as an adjustment to yield over the estimated life of the investment.

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

(3) PORTFOLIO ASSETS

     Portfolio Assets are summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Non-performing Portfolio Assets.............................  $ 98,138   $121,055
Performing Portfolio Assets.................................   158,634    182,534
Real estate Portfolios......................................    34,136     39,491
                                                              --------   --------
          Total Portfolio Assets............................   290,908    343,080
Discount required to reflect Portfolio Assets at carrying
  value.....................................................   (95,966)  (117,458)
                                                              --------   --------
          Portfolio Assets, net.............................  $194,942   $225,622
                                                              ========   ========

     Portfolio Assets are pledged to secure non-recourse notes payable.

(4) DEFERRED PROFIT SHARING AND DEFERRED COMPENSATION

     In connection with the formation of FC Properties, Ltd., an agreement was entered into which provided for potential payments to the project manager based on a percentage of total estimated sales. An equal amount of deferred profit participation and deferred compensation is recorded based on such estimates with the deferred profit participation being amortized into expense in proportion to actual sales realized. No profit

                               WAMCO PARTNERSHIPS
participation will be paid until the limited partners recognize a 20% return on their investment. Management anticipates this return threshold will be met in 2001. At December 31, 2000 and 1999, the estimated liability for this profit participation was $21,175 and $11,767, respectively, and was included in deferred compensation in the accompanying combined balance sheets. Additionally, amortization of $1,118 and $761 was recognized during 2000 and 1999, respectively, and has been included in general, administrative and operating expense in the accompanying statements of operations.

     Other deferred compensation at December 31, 2000 and 1999 of $1,181 and $1,090, respectively, represent commissions owed to the project manager of FC Properties Ltd. These commissions are based on sales incurred to date and will be paid out after the limited partners recognize a 20% return on their investment. As noted above, management anticipates this return will be met in 2001.

(5) NOTES PAYABLE

     Notes payable at December 31, 2000 and 1999 consist of the following:

                                                                2000       1999
                                                              --------   --------
Senior collateralized loans, secured by Portfolio Assets:
  Prime (9.5% at December 31, 2000) plus 0.5% to 7%.........  $  2,145   $  4,650
  LIBOR (6.4% at December 31, 2000) plus 2.25% to 5%........   115,233    142,951
  Fixed rate -- 6.5% to 13%.................................    16,200     22,020
Subordinated collateralized loans, secured by Portfolio
  Assets:
  Prime (9.5% at December 31, 2000) plus 1% to 7%...........     2,255      1,215
Uncollateralized intercompany loans:
  Prime (9.5% at December 31, 2000) plus 1%.................        --      1,072
                                                              --------   --------
                                                              $135,833   $171,908
                                                              ========   ========

     Collateralized loans are typically payable based on proceeds from disposition of and payments received on the Portfolio Assets.

     Contractual maturities (excluding principal and interest payments payable from proceeds from dispositions of and payments received on the Portfolio Assets) of notes payable are as follows:

                 YEAR ENDING DECEMBER 31:
  2001....................................................    44,298
  2002....................................................    81,739
  2003....................................................     3,262
  2004....................................................     1,298
  2005....................................................       757
  Thereafter..............................................     4,479
                                                            --------
                                                            $135,833
                                                            ========

     It is anticipated that the notes payable maturing in 2001 will be renewed or refinanced into financing arrangements with terms similar to current facilities.

     The loan agreements and master note purchase agreements, under which notes payable were incurred, contain various covenants including limitations on other indebtedness, maintenance of service agreements and restrictions on use of proceeds from disposition of and payments received on the Portfolio Assets. As of December 31, 2000, the Partnerships were in compliance with the aforementioned covenants.

     In connection with notes payable, the Partnerships incurred origination and commitment fees. These fees are amortized proportionate to the principal reductions on the related notes and are included in general,

                               WAMCO PARTNERSHIPS
administrative and operating expenses. At December 31, 2000 and 1999, approximately $696 and $792, respectively, of origination and commitment fees are included in other assets, net.

(6) TRANSACTIONS WITH AFFILIATES

     Under the terms of the various servicing agreements between the Partnerships and FirstCity, FirstCity receives a servicing fee based on proceeds from resolution of the Portfolio Assets for processing transactions on the Portfolio Assets and for conducting settlement, collection and other resolution activities. Included in general, administrative and operating expenses in the accompanying combined statements of operations is approximately $2,566, $2,613, and $2,752 in servicing fees incurred by the Partnerships in 2000, 1999 and 1998, respectively.

     During 2000, WAMCO V merged with WAMCO III, with WAMCO III being the surviving entity. As a result of the merger, WAMCO V contributed $3,370 in assets and $1,461 in liabilities to WAMCO III. The contributed assets and liabilities were recorded at historical cost on WAMCO III. The partners in WAMCO V received interests in WAMCO III reflecting the net contribution from WAMCO V to WAMCO III.

     During 2000, WAMCO XVII merged with WAMCO III, with WAMCO III being the surviving entity. As a result of the merger, WAMCO XVII contributed $4,024 in assets and $2,275 in liabilities to WAMCO III. The contributed assets and liabilities were recorded at historical cost on WAMCO III. The partners in WAMCO XVII received interests in WAMCO III reflecting the net contribution from WAMCO XVII to WAMCO III.

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Partnerships disclose estimated fair values of their financial instruments. Fair value estimates, methods and assumptions are set forth below.

(a) CASH, OTHER ASSETS AND OTHER LIABILITIES

     The carrying amount of cash, other assets and other liabilities approximates fair value at December 31, 2000 and 1999 due to the short-term nature of such accounts.

(b) PORTFOLIO ASSETS

     Portfolio Assets are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risk inherent in the assets. The carrying value of Portfolio Assets was $194,942 and $225,622 at December 31, 2000 and 1999, respectively. The estimated fair value of the Portfolio Assets was approximately $253,255 and $277,397 at December 31, 2000 and 1999, respectively.

(c) INVESTMENTS IN TRUST CERTIFICATES

     Investments in trust certificates are carried at the lower of cost or estimated fair value. Fair value of the investments is estimated by discounting future anticipated cash flows at a rate consistent with similar types of investments. The carrying value of Investments in Trust Certificates was $6,908 and $6,486 at December 31, 2000 and 1999, respectively. The estimated fair value of the Investments in Trust Certificates was approximately $8,611 and $8,335, respectively.

                               WAMCO PARTNERSHIPS

(d) NOTES PAYABLE

     Management believes that for similar financial instruments with comparable credit risks, the stated interest rates at December 31, 2000 and 1999 approximate market rates. Accordingly, the carrying amount of notes payable is believed to approximate fair value. Additional, the majority of the partnerships' debt is at variable rates of interest.

(8) PREFERRED EQUITY

     WAMCO XXIV, Ltd. invested in Community Development Investment LLC in 1999. This investment carries Preferred Equity belonging to a third party. All net cash flow is payable monthly first to the Preferred Return member in an amount equal to its unreturned contribution, plus interest accrued thereon at a rate of Libor (6.4%) plus 5%, compounded monthly, until such contribution plus accrued interest is returned in full. The remainder, if any, is distributed to the common member interest holder, WAMCO XXIV, Ltd. Not withstanding anything to the contrary, all net losses, net cash use or other situations resulting in a situation requiring additional contributions shall be allocated to, or made by, WAMCO XXIV, Ltd.

(9) COMMITMENTS AND CONTINGENCIES

     Calibat Fund, LLC has committed to make additional investments in partnerships up to $137 at December 31, 2000.

     The Partnerships are involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the combined financial condition, results of operations or liquidity of the Partnerships.

                          INDEPENDENT AUDITORS' REPORT

The Partners
WAMCO Partnerships:

     We have audited the accompanying combined balance sheets of the WAMCO Partnerships as of December 31, 2000 and 1999, and the related combined statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2000. These combined financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the WAMCO Partnerships as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                            KPMG LLP

Dallas, Texas
February 6, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for by this item with respect to the Company's directors and executive officers is incorporated by reference from the information contained under the headings "Election of Directors," "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement pertaining to the 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

     The information called for by this item is incorporated by reference from the information contained under the headings "Director Compensation," "Executive Compensation," "Summary Compensation Table," "Stock Option and Purchase Plans and 401(k) Plan," "Other Exercises and Year-End Values," "Board Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Employment Agreements" and "Cumulative Total Stockholder Return" in the Company's definitive proxy statement pertaining to the 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this item is incorporated by reference from the information contained under the headings "Stock Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement pertaining to the 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this item is incorporated by reference from the information contained under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement pertaining to the 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements

          The consolidated financial statements of FirstCity and combined financial statements of the WAMCO Partnerships (Acquisition Partnerships) are incorporated herein by reference to Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

          2. Financial Statement Schedules

          Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in Item 8, "Financial Statements and Supplementary Data."

          3. Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Joint Plan of Reorganization by First City Bancorporation
                            of Texas, Inc., Official Committee of Equity Security
                            Holders and J-Hawk Corporation, with the Participation of
                            Cargill Financial Services Corporation, Under Chapter 11
                            of the United States Bankruptcy Code, Case No.
                            392-39474-HCA-11 (incorporated herein by reference to
                            Exhibit 2.1 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          2.2            -- Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc.
                            and J-Hawk Corporation (incorporated herein by reference
                            to Exhibit 2.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated herein by reference to Exhibit 3.1
                            of the Company's Current Report on Form 8-K dated July 3,
                            1995 filed with the Commission on July 18, 1995).
          3.2            -- Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form
                            8-K dated July 3, 1995 filed with the Commission on July
                            18, 1995).
          4.1            -- Certificate of Designations of the New Preferred Stock
                            ($0.01 par value) of the Company. (incorporated herein by
                            reference to Exhibit 4.1 to the Company's Current Report
                            on form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).
          4.2            -- Warrant Agreement, dated July 3, 1995, by and between the
                            Company and American Stock Transfer & Trust Company, as
                            Warrant Agent (incorporated herein by reference to
                            Exhibit 4.2 of the Company's Current Report on Form 8-K
                            dated July 3, 1995 filed with the Commission on July 18,
                            1995).
          4.3            -- Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor
                            Financial Mortgage Company Employees Pension Plan,
                            Lindsey Capital Corporation, Ed Smith and Thomas E.
                            Smith. (incorporated herein by reference to Exhibit 4.3
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 26, 1998).
          4.4            -- Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company.
                            (incorporated herein by reference to Exhibit 4.4 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission on March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.5            -- Registration Rights Agreement, dated March 24, 1998,
                            between the Company and Texas Commerce Shareholders
                            Company. (incorporated herein by reference to Exhibit 4.5
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission on March 24, 1998).
          9.1            -- Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain
                            and Cargill Financial Services Corporation. (incorporated
                            herein by reference to Exhibit 9.1 of the Company's Form
                            10-K dated March 24,1998 filed with the Commission on
                            March 26, 1998).
         10.1            -- Trust Agreement of FirstCity Liquidating Trust, dated
                            July 3, 1995 (incorporated herein by reference to Exhibit
                            10.1 of the Company's Current Report on Form 8-K dated
                            July 3, 1995 filed with the Commission on July 18, 1995).
         10.2            -- Investment Management Agreement, dated July 3, 1995,
                            between the Company and FirstCity Liquidating Trust
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Current Report on Form 8-K dated July 3, 1995
                            filed with the Commission on July 18, 1995
         10.3            -- Lock-Box Agreement, dated July 11, 1995, among the
                            Company, NationsBank of Texas, N.A., as lock-box agent,
                            FirstCity Liquidating Trust, FCLT Loans, L.P., and the
                            other Trust-Owned Affiliates signatory thereto, and each
                            of NationsBank of Texas, N.A. and Fleet National Bank, as
                            co-lenders (incorporated herein by reference to Exhibit
                            10.3 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.4            -- Custodial Agreement, dated July 11, 1995, among Fleet
                            National Bank, as custodian, Fleet National Bank, as
                            agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and
                            the Company (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 8-A/A dated August 25, 1995
                            filed with the Commission on August 25, 1995).
         10.5            -- Tier 3 Custodial Agreement, dated July 11, 1995, among
                            the Company, as custodian, Fleet National Bank, as agent,
                            FCLT Loans, L.P., FirstCity Liquidating Trust, and the
                            Company, as servicer (incorporated herein by reference to
                            Exhibit 10.5 of the Company's Form 8-A/A dated August 25,
                            1995 filed with the Commission on August 25, 1995).
         10.6            -- 12/97 Amended and Restated Facilities Agreement, dated
                            effective as of December 3, 1997, among Harbor Financial
                            Mortgage Corporation, New America Financial, Inc., Texas
                            Commerce Bank National Association and the other
                            warehouse lenders party thereto. (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.7            -- Modification Agreement, dated January 26, 1998, to the
                            Amended and Restated Facilities Agreement, dated as of
                            December 3, 1997, among Harbor Financial Mortgage
                            Corporation, New America Financial, Inc. and Chase Bank
                            of Texas, National Association (formerly known as Texas
                            Commerce Bank National Association). (incorporated herein
                            by reference to Exhibit 10,7 of the company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.8            -- $50,000,000 3/98 Chase Texas Temporary Additional
                            Warehouse Note, dated March 17, 1998, by Harbor Financial
                            Mortgage Corporation and New America Financial, Inc., in
                            favor of Chase Bank of Texas, National Association.
                            (incorporated herein by reference to Exhibit 10.8 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.9            -- Employment Agreement, dated as of July 1, 1997, by and
                            between Harbor Financial Mortgage Corporation and Richard
                            J. Gillen. (incorporated herein by reference to Exhibit
                            10.9 of the Company's 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.10           -- Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R.
                            Brower, with similar agreements between FC Capital Corp.
                            and each of James H. Aronoff and Christopher J.
                            Morrissey. (incorporated herein by reference to Exhibit
                            10.10 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.11           -- Shareholder Agreement, dated as of September 8, 1997,
                            among FirstCity Funding Corporation, FirstCity Consumer
                            Lending Corporation, Thomas R. Brower, Scot A. Foith,
                            Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves,
                            Stephen H. Trent and Blake P. Bozman. (incorporated
                            herein by reference to Exhibit 10.11 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).
         10.12           -- Revolving Credit Loan Agreement, dated as of March 20,
                            1998, by and between FC Properties, Ltd. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.12 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.13           -- Revolving Credit Loan Agreement, dated as of February 27,
                            1998, by and between FH Partners, L.P. and Nomura Asset
                            Capital Corporation. (incorporated herein by reference to
                            Exhibit 10.13 of the Company's Form 10-K dated March 24,
                            1998 filed with the Commission March 26, 1998).
         10.14           -- Note Agreement, dated as of June 6, 1997, among Bosque
                            Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
                            Investment Realty Partners, L.P. and Bankers Trust
                            Company of California, N.A. (incorporated herein by
                            reference to Exhibit 10.14 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.15           -- 60,000,000 French Franc Revolving Promissory Note, dated
                            September 25, 1997, by J-Hawk International Corporation
                            in favor of the Bank of Scotland. (incorporated herein by
                            reference to Exhibit 10.15 of the Company's Form 10-K
                            dated March 24, 1998 filed with the Commission March 26,
                            1998).
         10.16           -- Loan Agreement, dated as of September 25, 1997, by and
                            between Bank of Scotland and J-Hawk International
                            Corporation. (incorporated herein reference to Exhibit
                            10.16 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.17           -- Guaranty Agreement, dated as of September 25, 1997, by
                            J-Hawk (incorporated herein by reference to Exhibit 10.17
                            of the Company's Form 10-K dated March 24, 1998 filed
                            with the Commission March 26, 1998).
         10.18           -- Guaranty Agreement, dated as of September 25, 1997, by
                            FirstCity Financial Corporation in favor of Bank of
                            Scotland. (incorporated herein by reference to Exhibit
                            10.18 of the Company's Form 10-K dated March 24, 1998
                            filed with the Commission March 26, 1998).
         10.19           -- Warehouse Credit Agreement, dated as of May 17, 1996,
                            among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust
                            and National Auto Funding Corporation. (incorporated
                            herein by reference to Exhibit 10.19 of the Company's
                            Form 10-K dated March 24, 1998 filed with the Commission
                            March 26, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.20           -- Funding Commitment, dated as of May 17, 1996 by and
                            between ContiTrade Services L.L.C. and The Company.
                            (incorporated herein by reference to Exhibit 10.20 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.21           -- Revolving Credit Agreement, dated as of December 29,
                            1995, by and between the Company and Cargill financial
                            Services Corporation, as amended by the Eighth Amendment
                            to Revolving Credit Agreement dated February 1998.
                            (incorporated herein by reference to Exhibit 10.21 of the
                            Company's Form 10-K dated March 24, 1998 filed with the
                            Commission March 26, 1998).
         10.22           -- Master Repurchase Agreement Governing Purchased and Sales
                            of Mortgage Loans, dated as of July 1998, between Lehman
                            Commercial Paper Inc. and FHB Funding Corp. (incorporated
                            herein by reference to Exhibit 10.1 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 18, 1998).
         10.23           -- Warehouse Credit Agreement, dated as of April 30, 1998
                            among ContiTrade Services, L.L.C., FirstCity Consumer
                            Lending Corporation, FirstCity Auto Receivables L.L.C.
                            and FirstCity Financial Corporation. (incorporated herein
                            by reference to Exhibit 10.2 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission August
                            16, 1998).
         10.24           -- Servicing Agreement, dated as of April 30, 1998 among
                            FirstCity Auto Receivables L.L.C. , FirstCity Servicing
                            Corporation of California, FirstCity Consumer Lending
                            Corporation and ContiTrade Services L.L.C. (incorporated
                            herein by reference to Exhibit 10.3 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission
                            August 16, 1998).
         10.25           -- Security and Collateral Agreement, dated as of April 30,
                            1998 among FirstCity Auto Receivables L.L.C., ContiTrade
                            Services L.L.C. and Chase Bank of Texas, National
                            Association. (incorporated herein by reference to Exhibit
                            10.4 of the Company's Form 10-Q dated August 14, 1998,
                            filed with the Commission August 16, 1998).
         10.26           -- Loan Agreement, dated as of July 24, 1998, between
                            FirstCity Commercial Corporation and CFSC Capital Corp.
                            XXX (incorporated herein by reference Exhibit 10.5 of the
                            Company's Form 10-Q dated August 14, 1998, filed with the
                            Commission on August 18, 1998).
         10.27           -- Loan Agreement, dated April 8, 1998 between Bank of
                            Scotland and the Company (incorporated herein by
                            reference to Exhibit 10.6 of the Company's Form 10-Q
                            dated August 14, 1998, filed with the Commission on
                            August 18, 1998)
         10.28           -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.7 of the Company's Form
                            10-Q dated August 14, 1998, filed with the Commission on
                            August 18, 1998).
         10.29           -- Employment Agreement, dated October 1, 1998, by and
                            between FirstCity. Financial Mortgage Corporation, and
                            Buddy L. Terrell (incorporated herein by reference to
                            Exhibit 10.29 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.30           -- Security Agreement, dated as of April 30, 1998 among
                            Enterprise Funding Corporation, FCAR Receivables L.L.C.,
                            MBIA Insurance Corporation, FirstCity Funding
                            Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a
                            Loan Servicing enterprise (incorporated herein by
                            reference to Exhibit 10.30 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.31           -- Note purchase agreement, dated March 30, 1999 among
                            Enterprise Funding Corporation, FCAR Receivables, L.L.C.
                            and NationsBank, N.A. (incorporated herein by reference
                            to Exhibit 10.31 of the Company's Form 10-Q dated May 17,
                            1999, filed with the commission on May 17, 1999).
         10.32           -- Custodian Agreement, dated March 30, 1999, among FCAR
                            Receivables L.L.C., FirstCity Funding Corporation,
                            NationsBank, N.A., Enterprise Funding Corporation and
                            Chase Bank of Texas, N.A. (incorporated herein by
                            reference to Exhibit 10.32 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.33           -- Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America
                            Financial, Inc., FirstCity Financial Mortgage
                            Corporation, and Guaranty Federal Bank F.S.B. as
                            Administrative Agent and Bank One, Texas, N.A. as
                            Collateral Agent (incorporated herein by reference to
                            Exhibit 10.33 of the Company's Form 10-Q dated August 16,
                            1999, filed with the commission on August 16, 1999).
         10.34           -- Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.34 of the Company's
                            Form 10-Q dated August 16, 1999, filed with the
                            Commission on August 16, 1999).
         10.35           -- Amended and Restated Loan Agreement, dated December 20,
                            1999, By and Among FirstCity Financial Corporation as
                            Borrower and The Lenders Named Herein, as Lenders and
                            Bank of Scotland as Agent (incorporated herein by
                            reference to Exhibit 10.1 of the Company's Form 8-K dated
                            December 22, 1999, filed with the commission on December
                            28, 1999).
         10.36           -- Subordinated Secured Senior Note Purchase Agreement,
                            dated December 20, 1999, between FirstCity Financial
                            Corporation, as Issuer and IFA Corporation, as Purchaser
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Form 8-K dated December 22, 1999, filed with
                            the commission on December 28, 1999).
         10.37           -- Employment Agreement, dated October 1, 1999, by and
                            between FirstCity Commercial Corporation and Terry R.
                            DeWitt. (incorporated herein by reference to Exhibit
                            10.37 of the Company's Form 10-K dated February 8, 2000,
                            filed with the commission of February 8, 2000).
         10.38           -- Employment Agreement, dated October 1, 1999, by and
                            between FirstCity Commercial Corporation and G. Stephen
                            Fillip. (incorporated herein by reference to Exhibit
                            10.38 of the Company's Form 10-K dated February 8, 2000,
                            filed with the commission of February 8, 2000).
         10.39           -- Shareholder Agreement, dated October 1, 1999, by and
                            among FirstCity Holdings Corporation, FirstCity
                            Commercial Corporation, Terry R. DeWitt, G. Stephen
                            Fillip and James C. Holmes. (incorporated herein by
                            reference to Exhibit 10.39 of the Company's Form 10-K
                            dated February 8, 2000, filed with the commission of
                            February 8, 2000).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.40           -- Securities Purchase Agreement, dated as of August 18,
                            2000, by and among the Company, Consumer Corp., Funding
                            LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein
                            by reference to Exhibit 10.40 of the Company's Form 8-K
                            dated August 25, 2000, filed with the commission on
                            September 11, 2000).
         10.41           -- Contribution and Assumption Agreement by and between
                            Consumer Corp. and Drive dated as of August 18, 2000.
                            (incorporated herein by reference to Exhibit 10.41 of the
                            Company's Form 8-K dated August 25, 2000, filed with the
                            commission on September 11, 2000).
         10.42           -- Contribution and Assumption Agreement by and between
                            Funding LP and Drive dated as of August 18, 2000.
                            (incorporated herein by reference to Exhibit 10.42 of the
                            Company's Form 8-K dated August 25, 2000, filed with the
                            commission on September 11, 2000).
         10.43           -- Second Amendment to Amended and Restated Loan Agreement,
                            dated December 20, 1999, by and among the Company, as
                            borrower, and the Lenders, as lenders, and Bank of
                            Scotland, as Agent. (incorporated herein by reference to
                            Exhibit 10.43 of the Company's Form 8-K dated August 25,
                            2000, filed with the commission on September 11, 2000).
         10.44           -- Receivables Financing Agreement, dated August 18, 2000, among Drive BOS LP, Drive Financial Services LP, each
                            Lender, IPA Inc. and Wells Fargo Bank Minnesota, N.A.
         10.45           -- Amendment to Loan Agreement and extension of Promissory
                            Note, dated January 12, 2001, by and between FirstCity
                            Holdings Corporation and CSFC Capital Corp. XXX.
         10.46           -- Second Amendment, dated as of February 16, 2001, to the
                            Receivables Financing Agreement, dated as of August 18,
                            2000, among Drive BOS LP, Drive Financial Services LP the
                            Lenders party thereto, IPA Incorporated and Wells Fargo
                            Bank Minnesota, NA.
         10.47           -- Subordinate Capital Loan Agreement, dated as of February
                            16, 2001, among Drive Financial Services LP, DRIVE BOS
                            LP, the financial institutions from time to time party
                            hereto and IPA Incorporated.
         21.1            -- Subsidiaries of the Registrant.
         23.1            -- Consent of KPMG LLP.
         23.2            -- Consent of KPMG LLP.

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed with the Commission during the fourth quarter of 2000.

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

April 12, 2001

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ JAMES R. HAWKINS                     Chairman of the Board and      April 12, 2001
-----------------------------------------------------      Director
                  James R. Hawkins

                /s/ JAMES T. SARTAIN                     President, Chief Executive     April 12, 2001
-----------------------------------------------------      Officer and Director
                  James T. Sartain                         (Principal Executive
                                                           Officer)

                 /s/ J. BRYAN BAKER                      Senior Vice President, and     April 12, 2001
-----------------------------------------------------      Chief Financial Officer
                   J. Bryan Baker                          (Principal financial
                                                           officer)

                 /s/ RICHARD E. BEAN                     Director                       April 12, 2001
-----------------------------------------------------
                   Richard E. Bean

                 /s/ C. IVAN WILSON                      Director                       April 12, 2001
-----------------------------------------------------
                   C. Ivan Wilson

               /s/ ROBERT E. GARRISON                    Director                       April 12, 2001
-----------------------------------------------------
                 Robert E. Garrison

                   /s/ DANE FULMER                       Director                       April 12, 2001
-----------------------------------------------------
                     Dane Fulmer

                 /s/ DAVE MACLENNAN                      Director                       April 12, 2001
-----------------------------------------------------
                   Dave MacLennan

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
         10.32           -- Custodian Agreement, dated March 30, 1999, among FCAR
                            Receivables L.L.C., FirstCity Funding Corporation,
                            NationsBank, N.A., Enterprise Funding Corporation and
                            Chase Bank of Texas, N.A. (incorporated herein by
                            reference to Exhibit 10.32 of the Company's Form 10-Q
                            dated May 17, 1999, filed with the commission on May 17,
                            1999).
         10.33           -- Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America
                            Financial, Inc., FirstCity Financial Mortgage
                            Corporation, and Guaranty Federal Bank F.S.B. as
                            Administrative Agent and Bank One, Texas, N.A. as
                            Collateral Agent (incorporated herein by reference to
                            Exhibit 10.33 of the Company's Form 10-Q dated August 16,
                            1999, filed with the commission on August 16, 1999).
         10.34           -- Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated
                            herein by reference to Exhibit 10.34 of the Company's
                            Form 10-Q dated August 16, 1999, filed with the
                            Commission on August 16, 1999).
         10.35           -- Amended and Restated Loan Agreement, dated December 20,
                            1999, By and Among FirstCity Financial Corporation as
                            Borrower and The Lenders Named Herein, as Lenders and
                            Bank of Scotland as Agent (incorporated herein by
                            reference to Exhibit 10.1 of the Company's Form 8-K dated
                            December 22, 1999, filed with the commission on December
                            28, 1999).
         10.36           -- Subordinated Secured Senior Note Purchase Agreement,
                            dated December 20, 1999, between FirstCity Financial
                            Corporation, as Issuer and IFA Corporation, as Purchaser
                            (incorporated herein by reference to Exhibit 10.2 of the
                            Company's Form 8-K dated December 22, 1999, filed with
                            the commission on December 28, 1999).
         10.37           -- Employment Agreement, dated October 1, 1999, by and
                            between FirstCity Commercial Corporation and Terry R.
                            DeWitt. (incorporated herein by reference to Exhibit
                            10.37 of the Company's Form 10-K dated February 8, 2000,
                            filed with the commission of February 8, 2000).
         10.38           -- Employment Agreement, dated October 1, 1999, by and
                            between FirstCity Commercial Corporation and G. Stephen
                            Fillip. (incorporated herein by reference to Exhibit
                            10.38 of the Company's Form 10-K dated February 8, 2000,
                            filed with the commission of February 8, 2000).
         10.39           -- Shareholder Agreement, dated October 1, 1999, by and
                            among FirstCity Holdings Corporation, FirstCity
                            Commercial Corporation, Terry R. DeWitt, G. Stephen
                            Fillip and James C. Holmes. (incorporated herein by
                            reference to Exhibit 10.39 of the Company's Form 10-K
                            dated February 8, 2000, filed with the commission of
                            February 8, 2000).
         10.40           -- Securities Purchase Agreement, dated as of August 18,
                            2000, by and among the Company, Consumer Corp., Funding
                            LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein
                            by reference to Exhibit 10.40 of the Company's Form 8-K
                            dated August 25, 2000, filed with the commission on
                            September 11, 2000).
         10.41           -- Contribution and Assumption Agreement by and between
                            Consumer Corp. and Drive dated as of August 18, 2000.
                            (incorporated herein by reference to Exhibit 10.41 of the
                            Company's Form 8-K dated August 25, 2000, filed with the
                            commission on September 11, 2000).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.42           -- Contribution and Assumption Agreement by and between
                            Funding LP and Drive dated as of August 18, 2000.
                            (incorporated herein by reference to Exhibit 10.42 of the
                            Company's Form 8-K dated August 25, 2000, filed with the
                            commission on September 11, 2000).
         10.43           -- Second Amendment to Amended and Restated Loan Agreement,
                            dated December 20, 1999, by and among the Company, as
                            borrower, and the Lenders, as lenders, and Bank of
                            Scotland, as Agent. (incorporated herein by reference to
                            Exhibit 10.43 of the Company's Form 8-K dated August 25,
                            2000, filed with the commission on September 11, 2000).
         10.44           -- Receivables Financing Agreement, dated August 18, 2000, among Drive BOS LP, Drive Financial Services LP, each
                            Lender, IPA Inc. and Wells Fargo Bank Minnesota, N.A.
         10.45           -- Amendment to Loan Agreement and extension of Promissory
                            Note, dated January 12, 2001, by and between FirstCity
                            Holdings Corporation and CSFC Capital Corp. XXX.
         10.46           -- Second Amendment, dated as of February 16, 2001, to the
                            Receivables Financing Agreement, dated as of August 18,
                            2000, among Drive BOS LP, Drive Financial Services LP the
                            Lenders party thereto, IPA Incorporated and Wells Fargo
                            Bank Minnesota, NA.
         10.47           -- Subordinate Capital Loan Agreement, dated as of February
                            16, 2001, among Drive Financial Services LP, DRIVE BOS
                            LP, the financial institutions from time to time party
                            hereto and IPA Incorporated.
         21.1            -- Subsidiaries of the Registrant.
         23.1            -- Consent of KPMG LLP.
         23.2            -- Consent of KPMG LLP.