Form 10-Q
period 2001-03-31
FIRSTCITY FINANCIAL CORP
filed 2001-05-15
CIK 828678

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 033-19694

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]     No [X]

     The number of shares of common stock, par value $.01 per share, outstanding at May 15, 2001 was 8,375,533.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
ASSETS
Cash and cash equivalents...................................  $  7,224      $  8,043
Portfolio Assets, net.......................................    27,297        30,018
Loans receivable, net.......................................    17,771        14,539
Equity investments..........................................    41,122        39,022
Deferred tax benefit, net...................................    20,101        20,101
Other assets, net...........................................     8,879         8,824
Net assets of discontinued operations.......................    20,842        20,444
                                                              --------      --------
          Total Assets......................................  $143,236      $140,991
                                                              ========      ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................  $ 94,108      $ 93,764
  Other liabilities.........................................     8,967         9,216
                                                              --------      --------
          Total Liabilities.................................   103,075       102,980
Commitments and contingencies...............................        --            --
Redeemable preferred stock:
  Adjusting rate preferred stock, including accumulated
     dividends in arrears of $4,494 and $3,852, respectively
     (par value $.01; redemption value of $21 per share;
     2,000,000 shares authorized; 1,222,901 shares issued
     and outstanding).......................................    30,175        29,533
Shareholders' equity:
  Optional preferred stock (par value $.01 per share;
     98,000,000 shares authorized; no shares issued or
     outstanding)...........................................        --            --
  Common stock (par value $.01 per share; 100,000,000 shares authorized; issued and outstanding: 8,375,533 and
     8,368,344 shares, respectively)........................        84            84
  Paid in capital...........................................    79,643        79,634
  Accumulated deficit.......................................   (70,148)      (71,131)
  Accumulated other comprehensive income (loss).............       407          (109)
                                                              --------      --------
          Total Shareholders' Equity........................     9,986         8,478
                                                              --------      --------
          Total Liabilities, Redeemable Preferred Stock and
            Shareholders' Equity............................  $143,236      $140,991
                                                              ========      ========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2001        2000
                                                              -------    --------
Revenues:
  Servicing fees............................................  $2,465     $ 3,296
  Gain on resolution of Portfolio Assets....................     218       1,081
  Equity in earnings of investments.........................   2,060       2,613
  Interest income...........................................   1,240       5,005
  Gain on sale of interest in equity investment.............   3,134          --
  Gain on sale of automobile loans..........................      --       2,836
  Other income..............................................     120         845
                                                              ------     -------
          Total revenues....................................   9,237      15,676
Expenses:
  Interest and fees on notes payable........................   2,442       5,509
  Salaries and benefits.....................................   2,223       4,670
  Provision for loan and impairment losses..................     585       1,105
  Occupancy, data processing, communication and other.......   2,578       4,262
                                                              ------     -------
          Total expenses....................................   7,828      15,546
Earnings from continuing operations before income taxes and
  minority interest.........................................   1,409         130
Benefit (provision) for income taxes........................      15         (19)
                                                              ------     -------
Earnings from continuing operations before minority
  interest..................................................   1,424         111
Minority interest...........................................     201        (240)
                                                              ------     -------
Earnings (loss) from continuing operations..................   1,625        (129)
Loss from discontinued operations...........................      --          --
                                                              ------     -------
Net earnings (loss).........................................   1,625        (129)
Accumulated preferred dividends in arrears..................    (642)       (642)
                                                              ------     -------
Net earnings (loss) to common shareholders..................  $  983     $  (771)
                                                              ======     =======
Basic and diluted earnings (loss) per common share are as
  follows:
  Earnings (loss) from continuing operations................  $ 0.12     $ (0.09)
  Weighted average common shares outstanding................   8,368       8,333

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       ACCUMULATED
                                                                                          OTHER           TOTAL
                                     NUMBER OF     COMMON    PAID IN    ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                   COMMON SHARES    STOCK    CAPITAL      DEFICIT     INCOME (LOSS)      EQUITY
                                   -------------   -------   --------   -----------   -------------   -------------
BALANCES, DECEMBER 31, 1999......    8,333,300       $83     $79,562     $(52,663)        $(395)        $ 26,587
Purchase of shares through
  employee stock purchase plan...       35,044         1          72           --            --               73
Comprehensive loss:
  Net loss for 2000..............           --        --          --      (15,900)           --          (15,900)
  Foreign currency items.........           --        --          --           --           286              286
                                                                                                        --------
Total comprehensive loss.........                                                                        (15,614)
                                                                                                        --------
Preferred dividends..............           --        --          --       (2,568)           --           (2,568)
                                     ---------       ---     -------     --------         -----         --------
BALANCES, DECEMBER 31, 2000......    8,368,344        84      79,634      (71,131)         (109)           8,478
Purchase of shares through
  employee stock purchase plan...        7,189        --           9           --            --                9
Comprehensive income:
  Net earnings for the first
    three months of 2001.........           --        --          --        1,625            --            1,625
  Foreign currency items.........           --        --          --           --          (464)            (464)
  Unrealized gain of equity
    investment...................           --        --          --           --           980              980
                                                                                                        --------
Total comprehensive income.......                                                                          2,141
                                                                                                        --------
Preferred dividends..............           --        --          --         (642)           --             (642)
                                     ---------       ---     -------     --------         -----         --------
BALANCES, MARCH 31, 2001.........    8,375,533       $84     $79,643     $(70,148)        $ 407         $  9,986
                                     =========       ===     =======     ========         =====         ========

          See accompanying notes to consolidated financial statements

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001         2000
                                                              ---------    --------
Cash flows from operating activities:
  Net earnings (loss).......................................  $  1,625     $   (129)
  Adjustments to reconcile net earnings (loss) to net cash
     used in operating activities:
     Proceeds from resolution of Portfolio Assets...........     1,841        4,286
     Gain on resolution of Portfolio Assets.................      (218)      (1,081)
     Purchase of Portfolio Assets and loans receivable,
      net...................................................    (3,955)        (334)
     Origination of automobile receivables, net of purchase
      discount..............................................        --      (51,660)
     Provision for loan and impairment losses...............       585        1,105
     Equity in earnings of investments......................    (2,060)      (2,613)
     Proceeds from performing Portfolio Assets and loans
      receivable, net.......................................     1,259       40,379
     Depreciation and amortization..........................       251          693
     Increase in other assets...............................      (717)      (7,674)
     Gain on sale of interest in equity investment..........    (3,134)          --
     Increase in other liabilities..........................       322        4,135
                                                              --------     --------
          Net cash used in operating activities.............    (4,201)     (12,893)
                                                              --------     --------
Cash flows from investing activities:
  Proceeds from sale of interest in equity investment.......     7,000           --
  Property and equipment, net...............................       (85)         481
  Contributions to Acquisition Partnerships and Servicing
     Entities...............................................    (5,778)      (1,659)
  Distributions from Acquisition Partnerships and Servicing
     Entities...............................................     2,345        2,418
                                                              --------     --------
          Net cash provided by investing activities.........     3,482        1,240
                                                              --------     --------
Cash flows from financing activities:
  Borrowings under notes payable............................    11,197       55,894
  Payments of notes payable.................................   (10,908)     (41,428)
  Proceeds from issuance of common stock....................         9           34
                                                              --------     --------
          Net cash provided by financing activities.........       298       14,500
                                                              --------     --------
          Net cash provided by (used in) continuing
            operations......................................      (421)       2,847
          Net cash used by discontinued operations..........      (398)      (1,133)
                                                              --------     --------
Net increase (decrease) in cash and cash equivalents........  $   (819)    $  1,714
Cash and cash equivalents, beginning of period..............     8,043       11,263
                                                              --------     --------
Cash and cash equivalents, end of period....................  $  7,224     $ 12,977
                                                              ========     ========
Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for:
     Interest...............................................  $  2,293     $  4,638
     Income taxes...........................................       (15)          19
  Non-cash investing activities:
     Residual interests received as a result of sales of
      loans through securitizations.........................        --        5,713
  Non-cash financing activities:
     Dividends accumulated and not paid on preferred
      stock.................................................       642          642

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) BASIS OF PRESENTATION AND EARNINGS (LOSS) PER COMMON SHARE

     The unaudited consolidated financial statements of FirstCity Financial Corporation ("FirstCity" or the "Company") reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity's financial position at March 31, 2001, the results of operations and the cash flows for the three-month periods ended March 31, 2001 and 2000.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimation of future collections on purchased portfolio assets used in the calculation of net gain on resolution of portfolio assets, interest rate environments, valuation of the deferred tax asset, and prepayment speeds and collectibility of loans held in inventory, in securitization trusts and held for investment. Actual results could differ materially from those estimates.

     In the third quarter of 2000, FirstCity Consumer Lending Corporation ("Consumer Corp."), a wholly-owned subsidiary of FirstCity, completed a sale of a 49% equity interest in its automobile finance operation to IFA Drive GP Holdings LLC ("IFA-GP") and IFA Drive LP Holdings LLC ("IFA-LP"), wholly-owned subsidiaries of IFA Incorporated ("IFA Parent"), for a purchase price of $15 million cash pursuant to the terms of a Securities Purchase Agreement (the "Securities Purchase Agreement"), by and among the Company, Consumer Corp., FirstCity Funding LP ("Funding LP"), and FirstCity Funding GP Corp. ("Funding GP"), IFA-GP and IFA-LP. The new entity formed to facilitate the transaction is Drive Financial Services LP ("Drive"). As a result of this sale, the Company no longer consolidates the financial statements of its automobile finance operation since August 1, 2000, but instead records its investment under the equity method of accounting.

     The effects of any common stock equivalents are antidilutive for the three months ended March 31, 2001 and 2000; therefore, diluted earnings (loss) per common share is reported the same as basic earnings (loss) per common share.

(2) LIQUIDITY AND CAPITAL RESOURCES

     Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for the acquisition of pools of assets or single assets (collectively referred to as "Portfolio Assets" or "Portfolios"), investments in and advances to the investment entities formed to hold Portfolio Assets (each such entity, an "Acquisition Partnership"), retirement of and dividends on preferred stock, and other investments by the Company. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt, dividends from the Company's subsidiaries, short-term borrowings from revolving lines of credit, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

     In connection with the restructuring of the Company's Senior Facility that occurred in the third quarter of 2000 in connection with the sale of the Company's automobile finance operation, the Company and IFA Parent amended IFA Parent's option to acquire a warrant for 1,975,000 shares of non-voting Common Stock, which was granted to IFA Parent in December 1999 in connection with the $25 million subordinated debt facility. The option, as amended, allows IFA Parent to acquire a warrant for 1,975,000 shares of the Company's non-voting Common Stock; the option can be exercised after August 31, 2001 if the Company's

$12 million Term Loan B owed to IFA Parent and Bank of Scotland remains outstanding, but not prior to that date. The strike price of $2.3125 remains the same. In the event that prior to August 31, 2001 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate.

     IFA Parent also retains its warrant to purchase 425,000 shares of the Company's voting Common Stock at $2.3125 per share, which was issued in connection with the Company's debt restructure in December 1999. In the event that Term Loan B is terminated prior to August 31, 2001 through a transaction involving the issuance of warrants, IFA Parent is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's voting Common Stock.

     Dividends on outstanding preferred stock of FirstCity will be restricted until Term Loan B is paid in full. Given the continued high debt levels of the Company, and management's priority of assuring adequate levels of liquidity, the Company does not anticipate that preferred dividends will be paid in 2001. Management continues to evaluate various alternatives, including an overall corporate restructure to maximize long term stockholder value.

     During the second quarter of 2000, the Portfolio Asset acquisition and resolution group of the Company entered into a $17 million loan facility with Cargill. This facility is being used exclusively to provide equity in new portfolio acquisitions in partnerships with Cargill. In January 2001, this facility was increased to $30 million. As of March 31, 2001, the Company has $23 million outstanding under this facility.

     Management believes that the IFA Parent loan facilities along with the liquidity from the Cargill line, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

(3) NEW ACCOUNTING PRONOUNCEMENTS

     Statements of Financial Accounting Standards No. 133 and No. 138 (SFAS 133 and 138), Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 and 138 require that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS 133 and 138 on January 1, 2001, and there was no impact on the consolidated financial statements as the Company had no derivatives.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125 (SFAS 140). This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. In connection with discontinued operations, the Company has investment securities resulting from the retention of residual interests in securitization transactions. Management has determined that this statement did not have an impact on the consolidated financial statements.

(4) DISCONTINUED OPERATIONS

     The net assets from discontinued operations consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
Estimated future gross cash receipts on residual interests
  in securitizations........................................   $23,901      $24,652
Accrual for loss on operations and disposal of discontinued
  operations, net...........................................    (3,059)      (4,208)
                                                               -------      -------
          Net assets of discontinued operations.............   $20,842      $20,444
                                                               =======      =======

(5) PORTFOLIO ASSETS

     Portfolio Assets are summarized as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
Non-performing Portfolio Assets.............................   $55,055      $55,807
Performing Portfolio Assets.................................    14,206       15,162
Real estate Portfolios......................................     3,001        3,075
                                                               -------      -------
     Total Portfolio Assets.................................    72,262       74,044
Adjusted purchase discount required to reflect Portfolio
  Assets at carrying value..................................   (44,965)     (44,026)
                                                               -------      -------
     Portfolio Assets, net..................................   $27,297      $30,018
                                                               =======      =======

     Portfolio Assets are pledged to secure non-recourse notes payable.

(6) LOANS RECEIVABLE

     Other loans held for investment are primarily loans from certain Acquisition Partnerships. Loans receivable are summarized as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
Consumer finance receivables................................   $   261      $   332
Other loans held for investment.............................    17,510       14,207
                                                               -------      -------
          Loans receivable, net.............................   $17,771      $14,539
                                                               =======      =======

(7) EQUITY INVESTMENTS

     The Company has investments in Acquisition Partnerships and their general partners and investments in Servicing Entities that are accounted for under the equity method. The condensed combined financial position and results of operations of the Acquisition Partnerships (excluding Servicing Entities), which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized below:

                       CONDENSED COMBINED BALANCE SHEETS

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
Assets......................................................  $664,394      $603,353
                                                              ========      ========
Liabilities.................................................  $511,538      $471,336
Net equity..................................................   152,856       132,017
                                                              --------      --------
                                                              $664,394      $603,353
                                                              ========      ========
Equity investment in Acquisition Partnerships...............  $ 36,082      $ 33,862
Equity investment in Servicing Entities.....................     1,972         1,422
                                                              --------      --------
                                                              $ 38,054      $ 35,284
                                                              ========      ========

                    CONDENSED COMBINED SUMMARY OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Proceeds from resolution of Portfolio Assets................  $61,785    $29,282
Gain on resolution of Portfolio Assets......................   30,258     13,738
Interest income on performing Portfolio Assets..............    5,027      5,222
Net earnings (loss).........................................   (5,102)    10,051
                                                              =======    =======
Equity in earnings of Acquisition Partnerships..............  $ 3,125    $ 2,592
Equity in earnings of Servicing Entities....................      829         21
                                                              -------    -------
                                                              $ 3,954    $ 2,613
                                                              =======    =======

     Since August 1, 2000, the Company's investment in Drive has been accounted for under the equity method. The condensed consolidated financial position and results of operations of Drive are summarized below:

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
Assets......................................................  $255,634      $164,208
                                                              ========      ========
Liabilities.................................................  $247,716      $154,561
Net equity..................................................     7,918         9,647
                                                              --------      --------
                                                              $255,634      $164,208
                                                              ========      ========
Equity investment in Drive..................................  $  3,068      $  3,738
  Minority interest.........................................      (613)         (748)
                                                              --------      --------
          Net investment in Drive...........................  $  2,455      $  2,990
                                                              ========      ========

                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 2001
                                                              ------------------
Revenues....................................................       $ 6,502
Expenses....................................................        11,391
                                                                   -------
Net loss....................................................       $(4,889)
                                                                   =======
Equity in loss of Drive.....................................       $(1,894)
  Minority interest.........................................          (378)
                                                                   -------
  Net equity in loss of Drive...............................       $(1,516)
                                                                   =======

(8) SEGMENT REPORTING

     The Company is engaged in two reportable segments (i) portfolio asset acquisition and resolution; and (ii) consumer lending. These segments have been segregated based on products and services offered by each. As a result of the sale of a 49% equity interest in the Company's automobile finance operation, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments. The following is a summary of results of operations for each of the segments and a reconciliation to earnings (loss) from continuing operations for the three months ended March 31, 2001 and 2000.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Servicing fees.........................................  $ 2,465     $1,623
     Gain on resolution of Portfolio Assets.................      218      1,081
     Equity in earnings of investments......................    3,954      2,613
     Interest income........................................    1,223        394
     Gain on sale of interest in equity investment..........    3,134         --
     Other..................................................      120        633
                                                              -------     ------
          Total.............................................   11,114      6,344
  Expenses:
     Interest and fees on notes payable.....................    1,035        620
     Salaries and benefits..................................    1,520      1,414
     Provision for loan and impairment losses...............      585         --
     Occupancy, data processing and other...................    2,291      1,454
                                                              -------     ------
          Total.............................................    5,431      3,488
                                                              -------     ------
  Operating contribution before direct taxes................  $ 5,683     $2,856
                                                              =======     ======
  Operating contribution, net of direct taxes...............  $ 5,699     $2,840
                                                              =======     ======
CONSUMER LENDING:
  Revenues:
     Servicing fees.........................................  $    --     $1,673
     Equity in loss of investment...........................   (1,894)        --
     Interest income........................................        2      4,583
     Gain on sale of automobile loans.......................       --      2,836
     Other..................................................       --         50
                                                              -------     ------
          Total.............................................   (1,892)     9,142

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
  Expenses:
     Interest and fees on notes payable.....................       --      1,108
     Salaries and benefits..................................       --      2,426
     Provision for loan and impairment losses...............       --      1,105
     Occupancy, data processing and other...................     (369)     2,304
                                                              -------     ------
          Total.............................................     (369)     6,943
                                                              -------     ------
  Operating contribution (loss) before direct taxes.........  $(1,523)    $2,199
                                                              =======     ======
  Operating contribution (loss), net of direct taxes........  $(1,523)    $2,191
                                                              =======     ======
          Total operating contribution, net of direct
             taxes..........................................  $ 4,176     $5,031
CORPORATE OVERHEAD:
  Corporate interest expense................................    1,407      3,781
  Salaries and benefits, occupancy, professional and other
     income and expenses, net...............................    1,144      1,379
                                                              -------     ------
  Earnings (loss) from continuing operations................  $ 1,625     $ (129)
                                                              =======     ======

     Revenues from the Portfolio Asset acquisition and resolution business attributable to foreign operations were $3,079 and $1,442, respectively, in the three months ended March 31, 2001 and 2000.

     Total assets for each of the segments and a reconciliation to total assets is as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
Portfolio acquisition and resolution assets
  Domestic..................................................  $ 54,962      $ 55,218
  Mexico....................................................    18,987        15,521
  France....................................................     9,038         8,828
Consumer assets.............................................     3,329         4,069
Deferred tax benefit, net...................................    20,101        20,101
Other assets, net...........................................    15,977        16,810
Net assets of discontinued operations.......................    20,842        20,444
                                                              --------      --------
          Total assets......................................  $143,236      $140,991
                                                              ========      ========

(9) PREFERRED STOCK AND SHAREHOLDERS' EQUITY

     In the third quarter of 1999, dividends on the Company's adjusting rate preferred stock were suspended. At March 31, 2001, accumulated dividends in arrears on such preferred stock totaled $4.5 million, or $3.675 per share. Since the Company failed to pay quarterly dividends for six consecutive quarters, the holders of adjusting rate preferred stock are entitled to elect two directors to the Company's Board until cumulative dividends have been paid in full. Given the continued high debt levels of the Company, and management's priority of assuring adequate levels of liquidity, the Company does not anticipate that preferred dividends will be paid in 2001. Management continues to evaluate various alternatives, including an overall corporate restructure to maximize long term stockholder value.

     In connection with the restructuring of the Company's Senior Facility in the third quarter of 2000, the Company and IFA Parent amended IFA Parent's option to acquire a warrant for 1,975,000 shares of non-voting Common Stock, which was granted to IFA Parent in December 1999 in connection with the $25 million subordinated debt facility. The option, as amended, allows IFA Parent to acquire a warrant for 1,975,000 shares of the Company's non-voting Common Stock; the option can be exercised after August 31, 2001 if Term Loan B remains outstanding, but not prior to that date. The strike price of $2.3125 per share remains the same. In the event that prior to August 31, 2001 the Company either
(a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate.

     IFA Parent also retains its warrant to purchase 425,000 shares of the Company's voting Common Stock at $2.3125 per share, which was issued in connection with the debt restructure in December 2000. In the event that Term Loan B is terminated prior to August 31, 2001 through a transaction involving the issuance of warrants, IFA Parent is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's voting Common Stock.

(10) INCOME TAXES

     Federal income taxes are provided at a 35% rate. The Company has substantial federal net operating loss carryforwards ("NOLs"), which can be used to offset the tax liability associated with the Company's pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic financial statements. During the quarters ended March 31, 2001 and 2000, management deemed that an adjustment to the valuation allowance was not necessary. Additional events could occur in the future that may impact the quarterly recognition of the Company's estimate of the required valuation allowance associated with its NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized.

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

     On October 14, 1999, Harbor Financial Group, Inc. and its subsidiaries (collectively referred to as "Mortgage Corp.") filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. In a motion filed in those proceedings requesting the appointment of a Chapter 11 Trustee, the debtors stated that they were reviewing pre-petition transfers to the Company to determine if those transfers are avoidable. On December 14, 1999, the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. The Chapter 7 Trustee has not initiated an action against the Company to assert an avoidance action to recover any preferential transfers. The Company believes that it has valid defenses to any allegations that might be made to avoid any pre-petition transfers in connection with the Mortgage Corp. bankruptcy proceedings.

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

     The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At March 31, 2001, advances of $2.4 million had been made under the obligation.

     In connection with the transactions contemplated by the Securities Purchase Agreement, effective August 1, 2000, Consumer Corp. and Funding LP contributed all of the assets utilized in the operations of the automobile finance operation to Drive pursuant to the terms of a Contribution and Assumption Agreement by and between Consumer Corp. and Drive, and a Contribution and Assumption Agreement by and between Funding LP and Drive (collectively, the "Contribution Agreements"). Drive assumed substantially all of the liabilities of the automobile finance operation as set forth in the Contribution Agreements.

     In addition, in the Securities Purchase Agreement, the Company, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) the automobile finance operation conducted by Consumer Corp. and Funding LP, and (iii) the assets transferred by Consumer Corp. and Funding LP to Drive. The Company, Consumer Corp., Funding LP and Funding GP also agreed to indemnify IFA, IFA-GP and IFA-LP from damages resulting from a breach of any representation or warranty contained in the Securities Purchase Agreement or otherwise made by the Company, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligation under the Securities Purchase Agreement survives for a period of seven (7) years from August 25, 2000 (the "Closing Date") with respect to tax-related representations and warranties and for thirty months from the Closing Date with respect to all other representations and warranties. Neither the Company, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold. Pursuant to the terms of the Contribution Agreements, Consumer Corp. and Funding LP have agreed to indemnify Drive from any damages resulting in a material adverse effect on Drive resulting from breaches of representations or warranties, failure to perform, pay or discharge liabilities other than the assumed liabilities, or claims, lawsuits or proceedings resulting from the transactions contemplated by the Contribution Agreements. Pursuant to the terms of the Contribution Agreements, Drive has agreed to indemnify Consumer Corp. and Funding LP for any breach of any representation or warranty by Drive, the failure of Drive to discharge any assumed liability, or any claims arising out of any failure by Drive to properly service receivables after August 1, 2000. Liability for indemnification pursuant to the terms of the Contribution Agreements will not arise until the total of all losses with respect to such matters exceeds $.25 million and then only for the amount by which such losses exceed $.25 million; however this limitation will not apply to any breach of which the party had knowledge at the time of the Closing Date or any intentional breach by a party of any covenant or obligation under the Contribution Agreements.

     The Company also provided a guaranty limited to a maximum of up to $4 million of a $60 million loan to Drive by IFA Parent. The Company, Consumer Corp. and Funding L.P. secured the guaranty with security interests in their respective ownership interest in Consumer Corp., Funding L.P. and Drive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is a financial services company engaged in Portfolio Asset acquisition and resolution ("Commercial Corp.") and consumer lending through its investment in Drive. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such portfolios in an effort to maximize the present value of the ultimate cash recoveries. The Company also seeks opportunities to originate and retain high yield commercial loans to businesses and to finance real estate projects that are unable to access traditional lending sources. The consumer lending business involves the acquisition, origination, warehousing, securitization and servicing of consumer receivables by Drive. Drive's current consumer lending operations are focused on the acquisition of sub-prime automobile receivables.

     The Company reported earnings for the quarter ended March 31, 2001 of $1.6 million. After accrued and unpaid dividends on the Company's preferred stock, net earnings to common shareholders were $1.0 million or $0.12 per share on a diluted basis. Profits were derived mainly from the partial liquidation of a portfolio interest held by Commercial Corp. Components of the quarterly earnings for the first quarter 2001, compared to the first quarter 2000 were as follows:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Portfolio Asset Acquisition and Resolution..................  $ 5,699    $ 2,840
Consumer....................................................   (1,523)     2,191
Corporate interest..........................................   (1,407)    (3,781)
Corporate overhead..........................................   (1,144)    (1,379)
Accrued preferred dividends.................................     (642)      (642)
                                                              -------    -------
          Net earnings (loss) to common shareholders........  $   983    $  (771)
                                                              =======    =======

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

     As a result of the significant period to period fluctuations in the revenues and earnings or losses of the Company's Portfolio Asset acquisition and resolution business, the sale of the Company's interest in its automobile finance operation, and the timing of securitization transactions of Drive (previously performed by Consumer Corp.), period to period comparisons of the Company's results of continuing operations may not be meaningful.

ANALYSIS OF REVENUES AND EXPENSES

     The Company reported net earnings to common stockholders for the quarter ended March 31, 2001 of $1.0 million. As a result of the sale of interest in the automobile finance operation, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments.

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     The strong earnings contribution from Commercial Corp. during the quarter was a result of good collections from U.S. investments and a gain of $3.1 million from the sale of a 35% equity interest in an Acquisition Partnership to CSFC Capital Corp. II. The partnership is comprised mainly of real estate located in Texas. The sale reduces the Company's exposure to fluctuating prices of real estate and reduces the Company's debt.

     Acquisitions for the quarter of $87 million were comprised of four portfolios -- two large domestic portfolios totaling $66 million, a $19 million portfolio in Mexico, and a $2 million portfolio in France. The Company invested $4.1 million in the domestic portfolios, $3.9 million in the portfolio in Mexico, and $.4 million in the portfolio in France, for an aggregate investment of $8.4 million. Aggregate acquisitions by the Company are as follows:

                                                                         FIRSTCITY
                                                              PURCHASE   INVESTED
                                                               PRICE      EQUITY
                                                              --------   ---------
First Quarter 2001..........................................  $ 87,406    $ 8,418
Total 2000..................................................   394,927     22,140
Total 1999..................................................   210,799     11,203
Total 1998..................................................   139,691     28,478
Total 1997..................................................   183,229     37,109

     The Company believes that the prospects for investment in distressed assets in 2001 continue to be favorable. The Company is pleased with the level and execution of acquisitions to date.

     The following table presents selected information regarding the revenues and expenses of the Company's Portfolio Asset acquisition and resolution business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                   PORTFOLIO ASSET ACQUISITION AND RESOLUTION

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
GAIN ON RESOLUTION OF PORTFOLIO ASSETS:
Average investment:
  Nonperforming Portfolios..................................  $14,760    $21,043
  Performing Portfolios.....................................   11,057      8,722
  Real estate Portfolios....................................    3,056      7,198
  Loans receivable..........................................   14,830        775
Gain on resolution of Portfolio Assets:
  Nonperforming Portfolios..................................      213        722
  Performing Portfolios.....................................       --         --
  Real estate Portfolios....................................        5        359
                                                              -------    -------
          Total.............................................  $   218    $ 1,081
Interest income on performing Portfolios and loans
  receivable................................................  $ 1,167    $   394
Gross profit percentage on resolution of Portfolio Assets:
  Nonperforming Portfolios..................................    11.67%     25.24%
  Performing Portfolios.....................................       --         --
  Real estate Portfolios....................................    27.75%     25.20%
  Weighted average gross profit percentage..................    11.84%     25.22%
Interest yield on performing Portfolios and loans receivable
  (annualized)..............................................    18.03%     16.58%
Gain on sale of equity investment...........................  $ 3,134    $    --

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Servicing fee revenues......................................  $ 2,465    $ 1,623
PERSONNEL:
Personnel expenses..........................................  $ 1,520    $ 1,414
Number of personnel (at period end):
  Production................................................       26         13
  Servicing.................................................       87         58
INTEREST EXPENSE:
Average debt................................................  $41,109    $29,813
Interest expense............................................    1,035        620
Average cost (annualized)...................................    10.07%      8.32%

     The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                            ACQUISITION PARTNERSHIPS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues:
  Gain on resolution of Portfolio Assets....................  $30,258    $13,738
  Gross profit percentage on resolution of Portfolio
     Assets.................................................    48.97%     46.92%
  Interest income...........................................  $ 5,027    $ 5,222
  Other income..............................................      779        428
Interest expense(1):
  Interest expense..........................................  $18,450    $ 3,965
  Average cost (annualized).................................    15.88%      8.74%
Other expenses:
  Servicing fees............................................  $ 2,918    $ 1,857
  Other.....................................................   19,798      3,515
                                                              -------    -------
          Total other expenses..............................   22,716      5,372
                                                              -------    -------
       Net earnings (loss)..................................  $(5,102)   $10,051
                                                              =======    =======
Equity in earnings of Acquisition Partnerships..............  $ 3,125    $ 2,592
Equity in earnings of Servicing Entities....................      829         21
                                                              -------    -------
                                                              $ 3,954    $ 2,613
                                                              =======    =======

---------------
(1) Interest expense includes interest on loans to the Acquisition Partnerships located in Mexico from affiliates of the investor groups. The rates on these loans range between 19% and 20%. The average cost on debt excluding the Mexican Acquisition Partnerships was 7.99% and 8.64% for 2001 and 2000, respectively.

CONSUMER LENDING

     During the quarter Consumer Corp. realized a loss of $1.5 million through its 31% direct and indirect ownership interest in Drive, primarily as a result of increased provisions related to the loans available for sale, as well as the lack of securitization gains during the quarter. The delinquencies on the present portfolio are currently less than five percent and the performance of Drive continues to be favorable.

     Drive did not conduct a securitization in the first quarter; however, the Company anticipates that Drive will complete a securitization of over $280 million of face value of automobile receivables during the month of May. Earnings from Drive may correlate closely with the timing, size and execution of securitizations and depend primarily on the structure of such transactions.

PROVISION FOR INCOME TAXES

     The Company has substantial federal net operating loss carryforwards ("NOLs"), which can be used to offset the tax liability associated with the Company's pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic financial statements. During the quarters ended March 31, 2001 and 2000, management deemed that an adjustment to the valuation allowance was not necessary. Additional events could occur in the future, that may impact the quarterly recognition of the Company's estimate of the required valuation allowance associated with its NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

     The Company reported earnings from continuing operations of $1.6 million in the first quarter of 2001. Net earnings to common stockholders were $1.0 million in the first quarter of 2001 compared to a loss of $.8 million in the first quarter of 2000. On a per share basis, basic and diluted net earnings attributable to common stockholders were $.12 in the first quarter of 2001 compared to a loss of $.09 in the first quarter of 2000.

  Portfolio Asset Acquisition and Resolution

     The operating contribution of $5.7 million in the first quarter of 2001 increased by $2.9 million, or 101%, compared with the first quarter of 2000. Commercial Corp. purchased $87.4 million of Portfolio Assets during the first quarter of 2001 through the Acquisition Partnerships compared to $13.6 million in acquisitions in the first quarter of 2000. Commercial Corp.'s quarter end investment in Portfolio Assets decreased to $27.3 million in the first quarter of 2001 from $35.5 million in the first quarter of 2000. Commercial Corp. invested $8.4 million in equity in Portfolio Assets in the first quarter of 2001 compared to $1.8 million in the first quarter of 2000.

     Servicing fee revenues. Servicing fees increased by 52% to $2.5 million in the first quarter of 2001 from $1.6 million in the first quarter of 2000 primarily as a result of increased operations from Acquisition Partnerships in Mexico formed during 2000 and 1999. The service fees for the Mexico Acquisition Partnerships are based on operating expenses, unlike the Acquisition Partnerships in the United States and France, which are based on collections.

     Gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets decreased by 57% to $1.8 million in the first quarter of 2001 from $4.3 million in the first quarter of 2000. The net gain on resolution of Portfolio Assets decreased 80% or $.9 million, primarily as a result of the decreased proceeds. The weighted average gross profit percentage on the resolution of Portfolio Assets in the first quarter of 2001 was 11.8% as compared to 25.2% in the first quarter of 2000.

     Equity in earnings of investments. Commercial Corp.'s equity in earnings of Acquisition Partnerships increased 21% to $3.1 million in the first quarter of 2001 compared to $2.6 million in the first quarter of 2000. However, the Acquisition Partnerships reflected a net loss of $5.1 million in the first quarter of 2001 compared to net earnings of $10.1 million in the first quarter of 2000. The current period net loss resulted from tax provisions in certain Mexico Partnerships. The impact of these losses was minimal to Commercial Corp. due to its small equity ownership in the Mexico Partnerships (approximately 5%). The primary reason for the increase in the equity earnings of Acquisition Partnerships reflected by the Company is the increase in net income of the domestic Acquisition Partnerships of $3.2 million or 76%. Equity in earnings of Servicing Entities were $.8 million in the first quarter of 2000 due to significant earnings recorded by one French entity in which the Company has a 33% ownership.

     Interest income. Interest income increased $.8 million or 210% as a result of increased balances of investment loans receivable from the Mexico Acquisition Partnerships.

     Gain on sale of interest in equity investment. During the period, the Company sold a portion of its equity investment in a domestic Acquisition Partnership for $7.0 million resulting in a gain of $3.1 million.

     Other revenues. Other revenues declined $.5 million or 81% primarily due to certain consulting fees received in the first quarter of 2000. These fees will vary from period to period.

     Operating expenses. Operating expenses increased $1.9 million or 56% primarily as a result of increased debt costs, the write-down of a Portfolio Asset, and increased operating costs in Mexico.

     Interest and fees on notes payable increased $.4 million or 67% due to average debt for the quarter increasing to $41.1 million in the first quarter of 2001 from $29.8 million in the first quarter of 2000. Also, the average cost of borrowing increased from 8.3% in the first quarter of 2000 to 10.1% in the first quarter of 2001.

     Salaries and benefits were consistent from period to period.

     The provision for loan and impairment losses totaled $.6 million and can be attributed to the write-down in estimated future collections of one of the Portfolio Asset pools.

     Occupancy, data processing and other expenses increased $.8 million or 58% due to increased operations in Mexico.

  Consumer Lending

     The operating loss for the first quarter of 2001 was $1.5 million compared to an operating contribution of $2.2 million during the first quarter of 2000. In the first quarter of 2001, the loss relates entirely to losses in the Company's equity investment in Drive, which recorded increased provisions related to the loans available for sale, as well as the lack of securitization gains during the quarter. In the first quarter of 2000, the automobile finance operations were consolidated with the Company, which recognized a securitization gain of $2.8 million.

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

     Interest income. Interest income on consumer loans decreased due to the sale of 49% of the Company's equity interest in its automobile finance operation.

     Operating expenses. Total operating expenses declined primarily as a result of the sale of 49% of the Company's equity interest in its automobile finance operation.

  Other Items Affecting Operations

     The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

     Corporate overhead. Company level interest expense decreased by 63% to $1.4 million in the first quarter of 2001 from $3.8 million in the first quarter of 2000 as a result of lower levels of debt. Other corporate overhead expenses were consistent from period to period.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the first quarters of 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to the Acquisition Partnerships, retirement of and dividends on preferred stock, and other investments by the Company. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt, dividends from the Company's subsidiaries, short-term borrowings from revolving lines of credit, proceeds from equity market transactions and securitizations and other structured finance transactions and other special purpose short-term borrowings.

     In connection with the restructuring of the Company's Senior Facility that occurred in the third quarter of 2000 in connection with the sale of the Company's automobile finance operation, the Company and IFA Parent amended IFA Parent's option to acquire a warrant for 1,975,000 shares of non-voting Common Stock, which was granted to IFA Parent in December 1999 in connection with the $25 million subordinated debt facility. The option, as amended, allows IFA Parent to acquire a warrant for 1,975,000 shares of the Company's non-voting Common Stock; the option can be exercised after August 31, 2001 if the Company's $12 million Term Loan B owed to IFA Parent and The Bank of Scotland remains outstanding, but not prior to that date. The strike price of $2.3125 remains the same. In the event that prior to August 31, 2001 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate.

     IFA Parent also retains its warrant to purchase 425,000 shares of the Company's voting Common Stock at $2.3125 per share, which was issued in connection with the Company's debt restructure in December 2000. In the event that Term Loan B is terminated prior to August 31, 2001 through a transaction involving the issuance of warrants, IFA Parent is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's voting Common Stock.

     Currently, the Company has approximately 1.2 million preferred shares outstanding with accrued and unpaid dividends of approximately $4.5 million. Term Loan B, which resulted from the corporate debt restructure completed in August 2000, restricts the payment of dividends on these shares until it is repaid in full. Given the continued high debt levels of the Company, and management's priority of assuring adequate levels of liquidity, the Company does not anticipate that preferred dividends will be paid in 2001. Management continues to evaluate various alternatives, including an overall corporate restructure to maximize long term shareholder value.

     During the second quarter of 2000, the Portfolio Asset acquisition and resolution group of the Company entered into a $17 million loan facility with Cargill. This facility is being used exclusively to provide equity in new portfolio acquisitions in partnerships with Cargill. In January 2001, this facility was increased to $30 million. As of March 31, 2001, the Company has $23 million outstanding under this facility.

     The Company and each of its major operating subsidiaries have entered into one or more credit facilities to finance their respective operations. Each of the operating subsidiary credit facilities is nonrecourse to the Company, except as described below. The Company and Funding LP are parties to an Insurance Agreement and Letter Agreement related to the FCAR LLC Retail Automobile Installment Loan Agreement Financing Facility provided by Enterprise Funding Corporation (the "Enterprise Facility"). These agreements require the Company and Funding LP, as servicer and seller, to (i) purchase nonconforming contracts in the event that the seller, the servicer, or the related originator fails to repurchase any contract which is required to be repurchased, (ii) pay certain premiums and other expenses, and (iii) indemnify Enterprise Funding Corporation, the collateral agent, and the insurance provider. Additionally, the Company, pursuant to the terms of the Letter Agreement, has agreed to make certain secondary servicer advances. The Enterprise Facility was terminated on April 6, 2001 in connection with a $100 million warehouse facility provided by Enterprise Funding Corporation. The Company has agreed to indemnify IFA Parent for 31% of losses which might arise as a result of agreements IFA Parent executed as a sponsor in connection with the $100 million warehouse facility and the securitizations completed by Drive. The Company has also provided a guaranty limited to a maximum amount of up to $4 million of a $60 million term loan from IFA Parent to Drive.

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships and the term and warehouse facilities of Drive, as of March 31, 2001, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $111 million and outstanding borrowings of $94 million.

     Management believes that the IFA Parent loan facilities, along with the liquidity from the Cargill line, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly-owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

     The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of May 15, 2001 and the outstanding borrowings under such facilities as of March 31, 2001.

                               CREDIT FACILITIES

                              FUNDED AND
                               UNFUNDED      OUTSTANDING
                              COMMITMENT      BORROWINGS
                             AMOUNT AS OF       AS OF
                             MAY 15, 2001   MARCH 31, 2001   INTEREST RATE   OTHER TERMS AND CONDITIONS
                             ------------   --------------   -------------   ---------------------------
                                 (DOLLARS IN MILLIONS)
FIRSTCITY
Company Senior Facility:
  Revolving Line of              $ 10            $ --        LIBOR+2.5%      Secured by the assets of
    Credit.................
  Term Loan A..............        31              31        LIBOR+2.5%      the Company, matures
  Term Loan B..............        12              12        Prime           December 31, 2003
Term credit facility.......         8               8        LIBOR+5.0%      Secured by ownership
                                                                             interests in certain
                                                                             acquisition partnerships
                                                                             matures February 2002
COMMERCIAL CORP.
Acquisition facilities.....         7               7        LIBOR+4.0%      Secured by existing
                                                                             Portfolio Assets, matures
                                                                             June 15, 2001
Term facilities............        13              13        Fixed at        Secured by Portfolio
                                                             7.00% to        Assets, matures June 5,
                                                             7.66%           2002 and November 7, 2002

                              FUNDED AND
                               UNFUNDED      OUTSTANDING
                              COMMITMENT      BORROWINGS
                             AMOUNT AS OF       AS OF
                             MAY 15, 2001   MARCH 31, 2001   INTEREST RATE   OTHER TERMS AND CONDITIONS
                             ------------   --------------   -------------   ---------------------------
                                 (DOLLARS IN MILLIONS)
Equity investment                  30              23        LIBOR+4.5%      Acquisition facility for
  facility.................      ----            ----                        the investment in future
                                                                             acquisition partnerships,
                                                                             matures March 2002
         Total.............      $111            $ 94
                                 ====            ====
Unconsolidated Acquisition
  Partnerships term
    Facilities(1)..........      $213            $213        Fixed at 10%,   Secured by Portfolio
                                 ====            ====        LIBOR+2.25%     Assets, various Maturities
                                                             to 5% and
                                                             Prime+1% to
                                                             7%
Unconsolidated Drive
  Warehouse Facility.......      $150            $130        LIBOR+1%        Secured by warehouse
                                                                             inventory, Commitment
                                                                             Termination Date is
                                                                             February 15, 2002; Final
                                                                             Scheduled Payment Date
                                                                             matures 72 months after
                                                                             Commitment Termination Date
  Warehouse Facility.......       100              40        Rate based on   Secured by warehouse
                                                             commercial      inventory, matures April
                                                             paper rates     2002
                                                             combined with
                                                             certain
                                                             facility fees
  Term Facility............        43              43        LIBOR           Secured by residual
                                 ----            ----                        interests, matures August
                                                                             18, 2003
                                 $213            $293
                                 ====            ====

---------------
(1) In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Mexican Acquisition Partnerships also have term debt of approximately $254 million outstanding as of March 31, 2001 owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $16 million as Loans Receivable on the Consolidated Balance Sheets.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company's strategic objectives and future performance, which are not historical facts, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words "expect," "intend," "plan," "estimate," "believe," "will be," "will continue," "will likely result," and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, the performance of the Company's subsidiaries and affiliates, the availability of Portfolio Assets; assumptions underlying asset performance; the impact of certain covenants in loan agreements of the Company and its subsidiaries; continued availability of the Company's credit facilities; the degree to which the Company is leveraged; the ability of the Company to utilize NOLs; interest rate risk; prepayment speeds; delinquency and default rates; credit loss rates; changes (legislative and otherwise) in the asset securitization industry; demand for the Company's services; fluctuations in residential and commercial real estate values; risk of declining value of collateral; capital market conditions, including the markets for asset-backed securities; risks associated with foreign operations; currency exchange rate fluctuations; general economic conditions; changes in foreign political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; the ability to attract and retain qualified personnel; uncertainties of any litigation that might arise in a bankruptcy proceeding; factors more fully discussed and identified in the Company's Annual Report on Form 10-K, filed April 13, 2001 (including those discussed under "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations"), as well as in other Securities and Exchange Commission filings. Many of these factors are beyond the Company's control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

     In summary, the Company would be negatively impacted by rising interest rates and declining prices for its sub-prime loans. Rising interest rates would negatively impact the value of residual interests in securitizations and costs of borrowings. Declining prices for the Company's sub-prime loans would adversely affect the levels of gains achieved upon the sale of those loans. There have been no material changes in the quantitative and qualitative risks of the Company since December 31, 2000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     In the third quarter of 1999, dividends on the Company's adjusting rate preferred stock were suspended. At March 31, 2001, accumulated dividends in arrears on such preferred stock totaled $4.5 million, or $3.675 per share.

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
 10.28     -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
              herein by reference to Exhibit 10.7 of the Company's Form
              10-Q dated August 14, 1998, filed with the Commission on
              August 18, 1998).
 10.29     -- Employment Agreement, dated October 1, 1998, by and
              between FirstCity. Financial Mortgage Corporation, and
              Buddy L. Terrell (incorporated herein by reference to
              Exhibit 10.29 of the Company's Form 10-Q dated May 17,
              1999, filed with the commission on May 17, 1999).
 10.30     -- Security Agreement, dated as of April 30, 1998 among
              Enterprise Funding Corporation, FCAR Receivables L.L.C.,
              MBIA Insurance Corporation, FirstCity Funding
              Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a
              Loan Servicing enterprise (incorporated herein by
              reference to Exhibit 10.30 of the Company's Form 10-Q
              dated May 17, 1999, filed with the commission on May 17,
              1999).
 10.31     -- Note purchase agreement, dated March 30, 1999 among
              Enterprise Funding Corporation, FCAR Receivables, L.L.C.
              and NationsBank, N.A. (incorporated herein by reference
              to Exhibit 10.31 of the Company's Form 10-Q dated May 17,
              1999, filed with the commission on May 17, 1999).
 10.32     -- Custodian Agreement, dated March 30, 1999, among FCAR
              Receivables L.L.C., FirstCity Funding Corporation,
              NationsBank, N.A., Enterprise Funding Corporation and
              Chase Bank of Texas, N.A. (incorporated herein by
              reference to Exhibit 10.32 of the Company's Form 10-Q
              dated May 17, 1999, filed with the commission on May 17,
              1999).
 10.33     -- 100,000,000 dollar form of note, dated March 30, 1999
              among FCAR Receivables LLC, Enterprise Funding
              Corporation and NationsBank, N.A. (incorporated herein by
              reference to Exhibit 10.33 of the Company's Form 10-Q
              dated May 17, 1999, filed with the commission on May 17,
              1999).
 10.33     -- Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America
              Financial, Inc., FirstCity Financial Mortgage
              Corporation, and Guaranty Federal Bank F.S.B. as
              Administrative Agent and Bank One, Texas, N.A. as
              Collateral Agent (incorporated herein by reference to
              Exhibit 10.33 of the Company's Form 10-Q dated August 16,
              1999, filed with the commission on August 16, 1999).
 10.34     -- Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated
              herein by reference to Exhibit 10.34 of the Company's
              Form 10-Q dated August 16, 1999, filed with the
              Commission on August 16, 1999).
 10.35     -- Amended and Restated Loan Agreement, dated December 20,
              1999, by and among FirstCity Financial Corporation as
              Borrower and The Lenders Named Herein, as Lenders and
              Bank of Scotland as Agent (incorporated herein by
              reference to Exhibit 10.1 of the Company's Form 8-K dated
              December 22, 1999, filed with the commission on December
              28, 1999).
 10.36     -- Subordinated Secured Senior Note Purchase Agreement,
              dated December 20, 1999, between FirstCity Financial
              Corporation, as Issuer and IFA Corporation, as Purchaser
              (incorporated herein by reference to Exhibit 10.2 of the
              Company's Form 8-K dated December 22, 1999, filed with
              the commission on December 28, 1999).
 10.37     -- Employment Agreement, dated October 1, 1999, by and
              between FirstCity Commercial Corporation and Terry R.
              DeWitt. (incorporated herein by reference to Exhibit
              10.37 of the Company's Form 10-K dated April 6, 2000,
              filed with the commission on April 6, 2000).
 10.38     -- Employment Agreement, dated October 1, 1999, by and
              between FirstCity Commercial Corporation and G. Stephen
              Fillip. (incorporated herein by reference to Exhibit
              10.38 of the Company's Form 10-K dated April 6, 2000,
              filed with the commission on April 6, 2000).
 10.39     -- Shareholder Agreement, dated October 1, 1999, by and
              among FirstCity Holdings Corporation, FirstCity
              Commercial Corporation, Terry R. DeWitt, G. Stephen
              Fillip and James C. Holmes. (incorporated herein by
              reference to Exhibit 10.39 of the Company's Form 10-K
              dated April 6, 2000, filed with the commission on April
              6, 2000).

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

     (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Securities and Exchange Commission during the quarterly period ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRSTCITY FINANCIAL CORPORATION

                                          By: /s/   JAMES T. SARTAIN
                                            ------------------------------------
                                                     James T. Sartain
                                              President and Chief Executive
                                                   Officer and Director
                                             (Duly authorized officer of the
                                                       Registrant)

                                          By: /s/    J. BRYAN BAKER
                                            ------------------------------------
                                                      J. Bryan Baker
                                             Senior Vice President and Chief
                                                    Financial Officer
                                               (Duly authorized officer and
                                            principal financial and accounting
                                                officer of the Registrant)

Dated: May 15, 2001

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
 10.28     -- First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
              herein by reference to Exhibit 10.7 of the Company's Form
              10-Q dated August 14, 1998, filed with the Commission on
              August 18, 1998).
 10.29     -- Employment Agreement, dated October 1, 1998, by and
              between FirstCity. Financial Mortgage Corporation, and
              Buddy L. Terrell (incorporated herein by reference to
              Exhibit 10.29 of the Company's Form 10-Q dated May 17,
              1999, filed with the commission on May 17, 1999).
 10.30     -- Security Agreement, dated as of April 30, 1998 among
              Enterprise Funding Corporation, FCAR Receivables L.L.C.,
              MBIA Insurance Corporation, FirstCity Funding
              Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a
              Loan Servicing enterprise (incorporated herein by
              reference to Exhibit 10.30 of the Company's Form 10-Q
              dated May 17, 1999, filed with the commission on May 17,
              1999).
 10.31     -- Note purchase agreement, dated March 30, 1999 among
              Enterprise Funding Corporation, FCAR Receivables, L.L.C.
              and NationsBank, N.A. (incorporated herein by reference
              to Exhibit 10.31 of the Company's Form 10-Q dated May 17,
              1999, filed with the commission on May 17, 1999).
 10.32     -- Custodian Agreement, dated March 30, 1999, among FCAR
              Receivables L.L.C., FirstCity Funding Corporation,
              NationsBank, N.A., Enterprise Funding Corporation and
              Chase Bank of Texas, N.A. (incorporated herein by
              reference to Exhibit 10.32 of the Company's Form 10-Q
              dated May 17, 1999, filed with the commission on May 17,
              1999).
 10.33     -- 100,000,000 dollar form of note, dated March 30, 1999
              among FCAR Receivables LLC, Enterprise Funding
              Corporation and NationsBank, N.A. (incorporated herein by
              reference to Exhibit 10.33 of the Company's Form 10-Q
              dated May 17, 1999, filed with the commission on May 17,
              1999).
 10.33     -- Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America
              Financial, Inc., FirstCity Financial Mortgage
              Corporation, and Guaranty Federal Bank F.S.B. as
              Administrative Agent and Bank One, Texas, N.A. as
              Collateral Agent (incorporated herein by reference to
              Exhibit 10.33 of the Company's Form 10-Q dated August 16,
              1999, filed with the commission on August 16, 1999).
 10.34     -- Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated
              herein by reference to Exhibit 10.34 of the Company's
              Form 10-Q dated August 16, 1999, filed with the
              Commission on August 16, 1999).
 10.35     -- Amended and Restated Loan Agreement, dated December 20,
              1999, by and among FirstCity Financial Corporation as
              Borrower and The Lenders Named Herein, as Lenders and
              Bank of Scotland as Agent (incorporated herein by
              reference to Exhibit 10.1 of the Company's Form 8-K dated
              December 22, 1999, filed with the commission on December
              28, 1999).
 10.36     -- Subordinated Secured Senior Note Purchase Agreement,
              dated December 20, 1999, between FirstCity Financial
              Corporation, as Issuer and IFA Corporation, as Purchaser
              (incorporated herein by reference to Exhibit 10.2 of the
              Company's Form 8-K dated December 22, 1999, filed with
              the commission on December 28, 1999).
 10.37     -- Employment Agreement, dated October 1, 1999, by and
              between FirstCity Commercial Corporation and Terry R.
              DeWitt. (incorporated herein by reference to Exhibit
              10.37 of the Company's Form 10-K dated April 6, 2000,
              filed with the commission on April 6, 2000).
 10.38     -- Employment Agreement, dated October 1, 1999, by and
              between FirstCity Commercial Corporation and G. Stephen
              Fillip. (incorporated herein by reference to Exhibit
              10.38 of the Company's Form 10-K dated April 6, 2000,
              filed with the commission on April 6, 2000).
 10.39     -- Shareholder Agreement, dated October 1, 1999, by and
              among FirstCity Holdings Corporation, FirstCity
              Commercial Corporation, Terry R. DeWitt, G. Stephen
              Fillip and James C. Holmes. (incorporated herein by
              reference to Exhibit 10.39 of the Company's Form 10-K
              dated April 6, 2000, filed with the commission on April
              6, 2000).

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