Form 10-K/A
period 2000-12-31
FIRSTCITY FINANCIAL CORP
filed 2001-05-24
CIK 828678

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A
(MARK ONE)

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

    Documents incorporated by reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     FirstCity Financial Corporation hereby amends and restates Part III of its Annual Report on Form 10-K for the year ended December 31, 2000, to read in its entirety as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MEMBERS OF THE BOARD OF DIRECTORS

     The following table sets forth certain information concerning the members of the Board of Directors of the Company.

NAME                       AGE                     POSITION
----                       ---                     --------
James R. Hawkins.........  65    Chairman of the Board
C. Ivan Wilson...........  73    Vice Chairman of the Board
James T. Sartain.........  52    President, Chief Executive Officer and
                                 Director
Richard E. Bean..........  57    Director
Dane Fulmer..............  50    Director
Robert E. Garrison II....  59    Director
Jeffery D. Leu...........  44    Director
David W. MacLennan.......  42    Director

     Further information concerning the Board of directors, including their business experience during the past five years, appears below.

     James R. Hawkins has been Chairman of the Board since the consummation of the merger of the Company and First City Bancorporation of Texas, Inc. ("FCBOT") on July 3, 1995 (the "Merger"), and was Chairman of the Board and Chief Executive Officer of J-Hawk Corporation ("J-Hawk") from 1976 until the Merger. Mr. Hawkins was also formerly Chief Executive Officer of the Company through January 2001.

     C. Ivan Wilson has been Vice Chairman of the Board of the Company since the Merger. From February 1998 to June 1998, Mr. Wilson was Chairman, President and Chief Executive Officer of Mercantile Bank, N.A., Corpus Christi, Texas, a national banking organization. Mr. Wilson was Chairman of the Board and Chief Executive Officer of FCBOT from 1991 to the Merger. Prior to 1991, Mr. Wilson was the Chief Executive Officer of FirstCity, Texas -- Corpus Christi, one of FCBOT's banking subsidiaries.

     James T. Sartain has been President since the Merger and Chief Executive Officer since January 2001 and has served as a Director of the Company since the Merger. Prior to January 2001, Mr. Sartain was President and Chief Operating Officer. From 1988 to the Merger, Mr. Sartain was President and Chief Operating Officer of J-Hawk.

     Richard E. Bean has been a Director of the Company since the Merger and has been Executive Vice President and Chief Financial Officer of Pearce Industries, Inc. since 1976, which markets a variety of oil field equipment and machinery. Mr. Bean has also been a member of the Portfolio Committee of the FirstCity Liquidating Trust since the Merger. Prior to the Merger, Mr. Bean was Chairman of the FCBOT's Official Committee of Equity Security Holders.

     Dane Fulmer has been a Director of the Company since May 1999. Mr. Fulmer serves as Executive Vice President and director of risk management of John Taylor Financial Group, a broker/dealer and investment advisory firm that Mr. Fulmer co-founded in 1995. From July 1991 until August 1996, Mr. Fulmer served as Executive Vice President of Merchants Investment Center of Fort Smith, and as portfolio manager for Merchants National, the parent company.

     Robert E. Garrison II has been a Director of the Company since May 1999. Mr. Garrison is the President, Chief Executive Officer and director of Pinnacle Global Group, Inc., a publicly owned financial services firm. Previously, Mr. Garrison served as Executive Vice President and director of Harris Webb & Garrison and also served as Chairman, Chief Executive Officer, and director of Pinnacle Management & Trust Co. Mr. Garrison co-founded both of these companies in 1994. Pinnacle Management & Trust Co. is a subsidiary of Pinnacle Global Group, Inc. In addition, Mr. Garrison serves as Chairman of the Board of BioCyte Therapeutics, a cancer therapeutic company focused on breast, ovarian, and prostate cancer. Mr. Garrison serves as a director of TeraForce Technology Corporation, Inc., a public telecommunications equipment company, Somerset House Publishing, First Capital Bank, and is a member of the Finance Committee of Memorial Hermann Hospital System. He has over 34 years of experience in the securities industry. Mr. Garrison is a Chartered Financial Analyst.

     Jeffery D. Leu has been a Director of the Company since December 2000. Mr. Leu is President of the Value Investing Division of Cargill Financial Services Corporation, a wholly owned subsidiary of Cargill, which is regarded as one of the world's largest privately-held corporations. Mr. Leu joined Cargill in 1981 and has held various management positions in Cargill's financial businesses.

     David W. McLennan has been a Director of the Company since the Merger and as of September 15, 2000 became Managing Director and Director of Fixed Income at U.S. Bancorp Piper Jaffray, and is also on the U.S. Bancorp Piper Jaffray Board of Directors and Management Committee. Previously, Mr. McLennan was with subsidiaries of Cargill since 1991. From October 1997 to September 2000 Mr. McLennan was Chief Financial Officer of Cargill Financial Services Corporation. From February 1996 to October 1997, Mr. McLennan was the Managing Director of Cargill Financial Markets, PLC in London. From 1993 to February 1996, Mr. McLennan was a Vice President of Cargill Financial Services Corporation, and was engaged primarily in the investment of proprietary funds and in the proprietary trading of financial instruments and assets.

SHAREHOLDER VOTING AGREEMENT

     James R. Hawkins, Chairman of the Board of the Company, James T. Sartain, President and Chief Executive Officer of the Company, and ATARA I, LTD., a Texas limited partnership ("ATARA"), are parties to a Shareholder Voting Agreement (the "Shareholder Voting Agreement"), dated as of June 29, 1995, with Cargill Financial Services Corporation. The sole general partner of ATARA is ATARA Corp., a Texas corporation, the Chairman of the Board and President of which is Rick R. Hagelstein (a former executive officer of the Company).

     Under the terms of the Shareholder Voting Agreement, Messrs. Hawkins and Sartain, and ATARA, are required to vote their shares of Common Stock to elect one designee of Cargill as a director of the Company, and Cargill is required to vote its shares of Common Stock to elect one or more of the designees of Messrs. Hawkins and Sartain, and ATARA, as directors of the Company. With respect to the Board nominees for director named below under the caption "Proposal
I -- Election of Directors."

     (1) Messrs. Hawkins and Sartain, and ATARA, will vote their shares of Common Stock for the election of such nominees as directors, including nominee Jeffrey Leu, Cargill's designee under the Shareholder Voting Agreement, and

     (2) Cargill will vote its shares of Common Stock for the election of such nominees as directors, which nominees are the designees of Messrs. Hawkins and Sartain, and ATARA, under the Shareholder Voting Agreement.

Information pertaining to the number of Common Stock owned on May 18, 2001, by each of Messrs. Hawkins and Sartain, and ATARA and Cargill, is set forth under the caption "Item 12 -- Security Ownership of Certain Beneficial Owners and Management."

EXECUTIVE OFFICERS

     The executive officers of the Company, who are elected by the Board of Directors of the Company and serve at its discretion, are as follows:

NAME                                    AGE                  POSITION
----                                    ---                  --------
James R. Hawkins......................  65    Chairman of the Board
James T. Sartain......................  52    President and Chief Executive Officer
J. Bryan Baker........................  40    Senior Vice President and Chief
                                              Financial Officer
Terry R. DeWitt.......................  43    Senior Vice President and Co-President
                                              of FirstCity Commercial
G. Stephen Fillip.....................  49    Senior Vice President and Co-President
                                              of FirstCity Commercial
Joe S. Greak..........................  52    Senior Vice President, Tax Director
James C. Holmes.......................  44    Senior Vice President and Executive
                                              Vice President of FirstCity Commercial
Jim W. Moore..........................  50    Senior Vice President and President of
                                                FirstCity Consumer Lending
Richard J. Vander Woude...............  46    Senior Vice President, General Counsel
                                              and Secretary

     The business experience of Messrs. Hawkins and Sartain is set forth above under "--Members of the Board of Directors."

     J. Bryan Baker has been Senior Vice President and Chief Financial Officer since June 2000. Previously, Mr. Baker served as Vice President and Treasurer from August 1999 to June 2000, as Vice President and Controller of the Company from November 1996 to August 1999, and as Vice President and Assistant Controller from 1995 to November 1996. From 1990 to 1995, Mr. Baker was with Jaynes, Reitmeier, Boyd & Therrell, P.C., an independent public accounting firm, involved in both auditing and consulting. From 1988 to 1990, Mr. Baker was Controller of Heights Bancshares in Harker Heights, Texas.

     Terry R. DeWitt has been Senior Vice President responsible for Due Diligence and Investment Evaluation of the Company since the Merger and has served as Co-President of FirstCity Commercial Corporation ("FirstCity Commercial") since October 1999. Mr. DeWitt served as Senior Vice President responsible for Due Diligence and Investment Evaluation of J-Hawk from 1992 to the Merger. From 1991 to 1992, Mr. DeWitt was Senior Vice President of the First National Bank of Central Texas, a national banking association, and from 1989 to 1991, he was President of the First National Bank of Goldthwaite, a national banking association.

     G. Stephen Fillip has been Senior Vice President since the Merger. Mr. Fillip has served as President of FirstCity Servicing Corporation since October 1999 and has served as Co-President of FirstCity Commercial since October 1999. Mr. Fillip was Senior Vice President of J-Hawk from 1991 to the Merger. From 1989 to 1991, Mr. Fillip was Executive Vice President and Chief Credit Officer of BancOne, Texas, N.A. (Waco), a national banking association.

     Joe S. Greak has been Senior Vice President, Tax Director of the Company since the Merger. Mr. Greak was the Tax Manager of FCBOT since 1993. From 1992 to 1993, Mr. Greak was the Tax Manager of New First City -- Houston, N.A. Prior thereto, he was Senior Vice President and Tax Director of First City,
Texas -- Houston, N.A.

     James C. Holmes has been Senior Vice President since the Merger. Mr. Holmes has served as Executive Vice President of FirstCity Commercial since October 1999. From the Merger to August 1999 Mr. Holmes served as Senior Vice President and Treasurer and held the same positions with J-Hawk from 1994 to the Merger. From 1988 to 1991, Mr. Holmes was a Vice President of MBank, Waco, a national banking association.

     Jim W. Moore has been Senior Vice President since the Merger and President of FirstCity Consumer Lending since September 1997. From November 1996 to September 1997 Mr. Moore served as Senior Vice President and Manager of Subsidiary Activities of the Company. Mr. Moore served as Senior Vice President and Manager of Assets of the Company from the Merger to November 1996, and held the same position with J-Hawk from 1992 to the Merger. From 1990 to 1992, Mr. Moore was a management consultant for MBank, Waco, a national banking association, and from 1988 to 1990, Mr. Moore was President and a Director of Central Texas Savings and Loan, a savings and loan association.

     Richard J. Vander Woude has been General Counsel and Senior Vice President of the Company since January 1, 1998 and has served as Secretary since June 2000. Prior thereto, Mr. Vander Woude was a director and shareholder in the law firm of Vander Woude & Istre, P.C., Waco, Texas from 1992 to 1997. From 1978 to 1992, Mr. Vander Woude was a director and shareholder of Sheehy, Lovelace & Mayfield, P.C., Waco, Texas.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of the Common Stock, to file with the Securities and Exchange Commission certain reports of beneficial ownership of the Common Stock. Based solely on copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all applicable Section 16(a) filing requirements were complied with by its directors, officers and 10 percent stockholders during the last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation for services during each of the last three years for (1) the Company's Chief Executive Officer during 2000, and (2) the Company's other four most highly compensated executive officers during 2000 serving as such at the end of 2000:

                           SUMMARY COMPENSATION TABLE

                                                              LONG TERM
                                                             COMPENSATION
                                                                AWARDS
                                                             ------------
                                     ANNUAL COMPENSATION      SECURITIES
                                    ----------------------    UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY($)    BONUS($)    OPTIONS(#)    COMPENSATION(1)($)
---------------------------  ----   -----------   --------   ------------   ------------------
James R. Hawkins, .........  2000     300,014          --           --            18,856
  Chairman of the Board      1999     300,014          --           --            20,539
                             1998     300,014          --           --            19,626
James T. Sartain, .........  2000     300,014     130,000       50,000            16,018
  President and              1999     300,014          --           --            16,843
  Chief Executive Officer    1998     300,014          --           --            16,257
Terry R. DeWitt, ..........  2000     250,000      80,640           --             5,040
  Senior Vice President and  1999     214,584     128,400           --             5,089
  Co-President of FirstCity  1998     172,317      25,000           --             5,183
  Commercial Corporation
G. Stephen Fillip, ........  2000     250,000      83,400           --             5,310
  Senior Vice President and  1999     214,584      83,400           --             5,455
  Co-President of FirstCity  1998     172,917      25,000           --             5,453
  Commercial Corporation

                                                              LONG TERM
                                                             COMPENSATION
                                                                AWARDS
                                                             ------------
                                     ANNUAL COMPENSATION      SECURITIES
                                    ----------------------    UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY($)    BONUS($)    OPTIONS(#)    COMPENSATION(1)($)
---------------------------  ----   -----------   --------   ------------   ------------------
Jim W. Moore...............  2000     206,250     130,000           --            16,977
  Senior Vice President and  1999     172,917      10,000           --             4,428
  President of FirstCity     1998     147,917          --           --             3,502
  Consumer Lending

---------------

(1) With respect to Messrs. Hawkins, Sartain, DeWitt, Fillip and Moore, the total amounts indicated under "All Other Compensation" for 2000 consist of
    (a) amounts contributed to match a portion of such employee's contributions under a 401(k) plan ("401(k) Match"), (b) excess premiums paid on supplemental life insurance policies ("Supplement Life"), (c) personal use of a business vehicle ("Auto"), and (d) amounts paid for moving expenses ("Other"). The follows table details the amounts paid during 2000 for each of the categories:

                                401(K)    SUPPLEMENT
EXECUTIVE                      MATCH($)    LIFE($)     AUTO($)   OTHER    TOTAL($)
---------                      --------   ----------   -------   ------   --------
James R. Hawkins.............   4,500       4,356      10,000        --    18,856
James T. Sartain.............   4,500       1,518      10,000        --    16,018
Terry R. DeWitt..............   4,500         540          --        --     5,040
G. Stephen Fillip............   4,500         810          --        --     5,310
Jim W. Moore.................   4,500        1000          --    11,477    16,977

STOCK OPTION AND PURCHASE PLANS AND 401(K) PLAN

     In October 1995, on the recommendation of the Stock Option Subcommittee, the Board of Directors approved the grant of 229,600 stock options under the 1995 Stock Option and Award Plan. Of these options, 173,600 were granted to the Company's executive officers. The exercise price for all such options was equal to or greater than the fair market value of the underlying the Common Stock at the date of grant. Therefore, the holders of the stock options will benefit from such options only when, and to the extent, the price of the Common Stock increases after the grant of the option. The performance of individual executive officers and other key employees was considered by the Stock Option Subcommittee in allocating such grants, taking into account the Company's performance, each individual's contributions thereto and specific accomplishments in each individual's area of responsibility. In October 1996, on the recommendation of the Stock Option Subcommittee of the Compensation Committee, the Board of Directors approved the grant of 18,000 stock options under the 1996 Stock Option and Award Plan (no such shares were granted to executive officers). In February 1997, on the recommendation of the Stock Option Subcommittee, the Board of Directors approved the grant of 95,200 stock options under the 1996 Stock Option and Award Plan. Of these options, 46,200 were granted to the Company's executive officers. In September 1997, on the recommendation of the Stock Option Subcommittee, the Board of Directors approved the grant of 30,000 stock options under the 1996 Stock Option and Award Plan (no such shares were granted to executive officers).

     At the Company's annual stockholders' meeting, held on April 24, 1996, the Company's stockholders approved (1) the 1995 Stock Option and Award Plan, which provides for the grant of up to 230,000 options to purchase the Common Stock to plan participants (229,600 of which have been granted), (2) the 1996 Stock Option and Award Plan, which provides for the grant of up to 500,000 options to purchase the Common Stock to plan participants (341,200 of which have been granted) and (3) the 1995 Employee Stock Purchase Plan, under which up to 156,951 shares of the Common Stock may be made available for purchase by plan participants. To date 134,979 shares of the Common Stock under the 1995 Employee Stock Purchase Plan have been issued. The 1996 Stock Option and Award Plan also provides for the grant of up to 50,000 performance shares to employees of the Company, to be awarded in the discretion of the Stock Option Subcommittee. The performance measure to be used for the purposes of granting the performance shares will be the extent to which performance goals are met, in addition to the factors of total stockholder return, return on equity, earnings per share and the ratio of operating overhead to operating revenue.

     Beginning January 1, 1994, the Company also initiated a defined contribution 401(k) employee profit sharing plan (the "401(k) Plan") in which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company contributed approximately $263,000, $238,000 and $192,000 in 2000, 1999 and 1998, respectively, to the
401(k) Plan.

OPTION GRANTS

     The following table sets forth certain information with respect to grants of stock options under the 1995 Stock Option and Award Plan and the 1996 Stock Option and Award Plan during 2000, to the Company's Chief Executive Officer and each of the other executive officers of the Company named in the Summary Compensation Table under the caption "Executive Compensation." In addition, there are shown hypothetical gains or "option spreads" that could be realized for the respective options, based on arbitrarily assumed rates of annual compound stock price appreciation of 5 percent and 10 percent from the date the options were granted over the full option terms. The Company granted no stock options to Mr. Hawkins, Mr. DeWitt, Mr. Fillip, or Mr. Moore during 2000 and granted no stock appreciation rights during 2000.

                             OPTION GRANTS IN 2000

                                                  INDIVIDUAL GRANTS
                                 ----------------------------------------------------     POTENTIAL REALIZABLE
                                                 PERCENT OF                                 VALUE AT ASSUMED
                                   NUMBER OF       TOTAL       EXERCISE                   ANNUAL RATES OF STOCK
                                    SHARES        OPTIONS      OR BASE                   PRICE APPRECIATION FOR
                                  UNDERLYING     GRANTED TO     PRICE                        OPTION TERM(2)
                                    OPTIONS      EMPLOYEES       (PER      EXPIRATION    -----------------------
NAME                             GRANTED(#)(1)    IN 2000     SHARE)($)       DATE         5%($)        10%($)
----                             -------------   ----------   ----------   ----------    ---------    ----------
James T. Sartain...............     50,000        27.32%         2.00      12/1/2010      49,500       138,054

---------------

(1) The options granted to the above person were granted as of December 1, 2000, at an exercise price of $2.00 (greater than or equal to fair market value of the Common Stock on the date of grant). The shares of the Common Stock underlying such option will vest in five equal, consecutive annual installments, commencing on the first anniversary of the grant date. Subject to the terms of the 1996 Stock Option and Award Plan, such option may be exercised to purchase all or any portion of such vested shares at any time prior to the termination thereof. The unexercised portions of such options, if any, terminate ten years from the grant date. Such options are non-transferable other than by will or the laws of descent and distribution. Under the 1996 Stock Option and Award Plan, the right to exercise options with respect to unvested shares may be accelerated in certain circumstances.

(2) These amounts represent certain assumed rates of appreciation only. There can be no assurance that the amounts reflected will be achieved.

OPTION EXERCISES AND YEAR-END VALUES

     The following table sets forth, for the Company's Chief Executive Officer and each of the other executive officers of the Company named in the Summary Compensation Table under the caption "Executive Compensation," the number of shares of the Common Stock underlying both exercisable and non-exercisable stock options held by such persons as of December 31, 2000, and the year-end values for unexercised "in-the-money" options, which represent the positive spread between the exercise price of any such options and the year-end market price of the Common Stock. All such options were granted under the 1995 Stock Option and Award Plan and the 1996 Stock Option and Award Plan. No options were exercised by the officers listed below during 2000.

                        AGGREGATED 2000 OPTION EXERCISES
                           AND YEAR-END OPTION VALUES

                                                   NUMBER OF SHARES              VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                                 OPTIONS AT YEAR END              AT YEAR END($)(1)
                                             ----------------------------    ----------------------------
NAME                                         EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                                         -----------    -------------    -----------    -------------
James T. Sartain...........................    24,800          50,000            --              --
Terry R. DeWitt............................    17,700              --            --              --
G. Stephen Fillip..........................    17,700              --            --              --
Jim W. Moore...............................    17,300              --            --              --

---------------

(1) Calculated using the aggregate market value (based on December 31, 2000 stock price of $1.68 per share) of the shares of the Common Stock underlying such options, less the aggregate exercise price payable.

DIRECTOR COMPENSATION

     Directors of the Company who are not employees of the Company or any of its subsidiaries receive a retainer of $3,000 per quarter for their services as directors (from January 1, 2000 through December 31, 2000, each such director received an aggregate of $12,000 for such director's services as director for such period). Such directors also receive $1,000 plus expenses for each regular and special Board meeting attended, and $1,000 plus expenses for each meeting of any committee of the Board attended, and $500 per each telephonic meeting. Directors who are employees of the Company do not receive directors' fees.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The following report concerning the specific factors, criteria and goals underlying decisions on payments and awards of compensation to each of the executive officers of the Company for fiscal year 2000 is provided by the Compensation Committee of the Company's Board of Directors.

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

SALARIES

     Salaries for the year 2000 for each of the Company's executive officers, including its Chief Executive Officer, were determined based upon such officer's level of responsibility, time with the Company, contribution to the Company and individual performance. The evaluation of these factors was subjective, and no fixed, relative weights were assigned thereto.

BONUSES

     Messrs. DeWitt, Fillip, Sartain and Moore were participants in a bonus plan in each of their respective business units. Messrs. DeWitt and Fillip participated in a bonus pool of $600,000 established for both executive and non-executive management of FirstCity Commercial and its subsidiaries. Mr. Sartain and Mr. Moore were awarded a performance bonus for the successful completion of the partial sale of the consumer business during the year 2000.

STOCK OPTIONS

     The Stock Option Subcommittee of the Compensation Committee believes that stock options are critical in motivating and rewarding the creation of long-term stockholder value, and the subcommittee has established a policy of awarding stock options each year based on the continuing progress of the Company as well as on individual performance.

     In 2000, the Stock Option Subcommittee recommended, and the Board of Directors approved, the grant of stock options for 183,000 shares of the Common Stock under the 1996 Stock Option and Award Plan (130,000 were granted to the Company's executive officers). The exercise price with respect to all such grants was equal to or greater than the fair market value of the underlying the Common Stock at the date of grant so that the holders of such options will benefit from such options only when, and to the extent, the price of the Common Stock increases after such grant. The performance of individual executive officers and other key employees was considered by the Stock Option Subcommittee in allocating such grants, taking into account the Company's performance, each individual's contributions thereto and specific accomplishments in each individual's area of responsibility.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     Recommendations regarding compensation of the Company's Chief Executive Officer are prepared by those members of the Compensation Committee, and are subject to the review, modification and approval of those members of the Board, other than the Chief Executive Officer. Such recommendations, reviews, modifications and approvals for 2000 were based on the Chief Executive Officer's level of responsibility, time with the Company, individual performance and significant contributions to the successful implementation of several important decisions that are expected to benefit the Company in future years, including the acquisition of various purchased asset portfolios.

                                            THE COMPENSATION COMMITTEE
                                            C. Ivan Wilson, Chairman
                                            David W. MacLennan
                                            Robert E. Garrison II

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Wilson (Chairman), Garrison and MacLennan served as members of the Compensation Committee of the Board of Directors during 2000. Messrs. Wilson, Garrison and MacLennan served as members of the Stock Option Subcommittee of the Compensation Committee during 2000. Neither of Messrs. Wilson, Garrison and MacLennan was an officer or employee of the Company or any of its subsidiaries during 2000 or any prior year. No interlocking relationship exists between the members of the Company's Board of Directors or Compensation Committee and the board of directors and compensation committee of any other company, nor has any such interlocking relationship existed in the past.

EMPLOYMENT AGREEMENTS

     In 1999, FirstCity Commercial (a wholly-owned subsidiary of the Company) entered into employment agreements with Messrs. Terry R. DeWitt, G. Stephen Fillip and James C. Holmes. The term of each of these contracts runs to December 31, 2004. These contracts provide for salaries of $250,000, $250,000 and $200,000, respectively. Additionally, these contracts provide for the establishment of a bonus pool based on the annual net profits of FirstCity Commercial before taxes and interest expense on the indebtedness of FirstCity Commercial to the Company exceeding certain thresholds. Messrs. DeWitt, Fillip and Holmes participate in the benefit plans of the Company.

CUMULATIVE TOTAL STOCKHOLDER RETURN

     The following performance graph (the "Performance Graph") compares the cumulative total stockholder return on the Common Stock, based on the market price thereof, with

     - the cumulative total return of the CRSP Total Return Index for the Nasdaq Stock Market (US) (the "Nasdaq Market Index") prepared for Nasdaq by the Center for Research in Security Prices ("CRSP") and

     - the CRSP Financial Stocks Index (the "Nasdaq Industry Index") prepared for Nasdaq by CRSP for the period beginning on December 31, 1995 and ending on December 31, 2000. Cumulative total stockholder return is based on an annual total return, which assumes the reinvestment of all dividends for the period shown and assumes that $100 was invested on December 31, 1995 in each of the Common Stock, the Nasdaq Market Index and the Nasdaq Industry Index. The Company has not declared any dividends during the period covered by the Performance Graph. The results shown in the Performance Graph are not necessarily indicative of future performance.

[PERFORMANCE GRAPH]

---------------------------------------------------------------------------------------------------------------------------
                                 12/31/95   3/29/96   6/28/96   9/30/96   12/31/96   3/31/97   6/30/97   9/30/97   12/31/97
---------------------------------------------------------------------------------------------------------------------------
 Nasdaq Market                    100.00    104.68    113.21    117.26     123.04    116.36    137.68    160.96     150.69
 Nasdaq Financial Stocks          100.00    104.02    106.46    115.38     128.36    133.97    155.92    181.87     196.31
 FirstCity Financial              100.00     98.17    135.37    142.68     141.46    104.88    136.59    124.39     148.17

--------------------------------------------------------------------------------------------------------------------------
                                 3/31/98   6/30/98   9/30/98   12/31/98   3/31/99   6/30/99   9/30/99   12/31/99   3/31/00
--------------------------------------------------------------------------------------------------------------------------
 Nasdaq Market                   176.36    181.23    163.53     212.51    238.33    260.71    267.20     394.92    443.23
 Nasdaq Financial Stocks         208.15    202.85    167.80     190.73    187.57    209.12    182.40     189.46    177.77
 FirstCity Financial             147.56    141.46     78.05      63.11     48.48     26.83      7.32      13.41     11.59

------------------------------  ----------------------------
                                6/30/00   9/30/00   12/31/00
------------------------------  ----------------------------
 Nasdaq Market                  385.35    354.57     237.62
 Nasdaq Financial Stocks        164.81    193.61     207.03
 FirstCity Financial              9.15      9.30       8.23

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the Common Stock owned on May 18, 2001 (the "Measurement Date") by (1) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock as of such date, (2) each of the Company's directors and the nominees for director named herein, (3) each of the executive officers of the Company named in the Summary Compensation Table under the caption "Executive Compensation" and (4) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares of the Common Stock shown in the table are held with sole voting and investment power.

                                                                 SHARES           PERCENT
                                                              BENEFICIALLY          OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                          OWNED             CLASS
---------------------------------------                       ------------        -------
Ed Smith....................................................      539,451(4)        6.4%
  1021 Main Street, #1000
  Houston, Texas 77002
Lindsey Capital.............................................      419,969(4)        5.0%
  1021 Main Street, #1000
  Houston, Texas 77002
Richard E. Bean.............................................       86,883(5)        1.0%
Dane Fulmer.................................................       23,250           *
James R. Hawkins............................................      940,570(2)(3)    11.2%
Robert E. Garrison II.......................................       53,050           *
Jeffery Leu.................................................           --(6)         --
David W. MacLennan..........................................        1,250(5)        *
James T. Sartain............................................      389,597(3)(7)     4.6%
C. Ivan Wilson..............................................        3,914(5)        *
Terry R. DeWitt.............................................       32,582(8)        *
G. Stephen Fillip...........................................       64,087(8)        *
Jim W. Moore................................................       23,457(9)        *
All directors and executive officers as a group (14
  persons)..................................................    1,669,180(5)(9)    19.7%

---------------

 *  Less than 1%

(1) The business mailing address of each of such persons (except as otherwise indicated) is P.O. Box 8216, Waco, Texas 76714-8216.

(2) Includes 52,810 shares of Common Stock held of record by J-Hawk, Ltd., the sole general partner of which is 5-Star Management, Inc. Mr. Hawkins may be deemed to beneficially own such shares of common stock as a result of his ownership of 50% of the common stock of 5-Star Management, Inc.

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

(4) 419,969 of such shares of Common Stock are held of record by Lindsey Capital Corporation. Mr. Smith beneficially owns such shares of Common Stock as a result of his ownership of 100% of the common stock of Lindsey Capital Corporation.

(5) Includes 1,250 shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's 1996 Stock Option and Award Plan.

(6) Mr. Leu is an officer of certain affiliates of Cargill, which, as of the Measurement Date was the record owner of 221,683 shares of Common Stock. Mr. Leu disclaims beneficial ownership of such shares.

    Cargill is party to the Shareholder Voting Agreement with Messrs. Hawkins and Sartain, and ATARA, regarding the Common Stock.

(7) Includes 24,800 shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's 1995 Stock Option and Award Plan.

(8) Includes 11,500 and 6,200 shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's 1995 and 1996 Stock Option and Award Plan, respectively.

(9) Includes 10,200 and 7,100 shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's 1995 and 1996 Stock Option and Award Plan, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company owns equity interests in various purchased asset portfolios through limited partnerships and limited liability companies ("Acquisition Partnerships") in which a corporate affiliate of the Company is the sole general partner or managing member, and the Company and other non-affiliated investors are limited partners or members. Certain directors and executive officers of the Company may also serve as directors and/or executive officers of the general partner or managing member, but receive no additional compensation from or on behalf of such general partner or managing member for serving in such capacity. The Company provides asset servicing to such Acquisition Partnerships pursuant to servicing agreements between the Company and such Acquisition Partnerships.

     Under a Right of First Refusal Agreement and Due Diligence Reimbursement Agreement, effective as of January 1, 1998, as amended (the "Right of First Refusal Agreement"), among the Company, FirstCity Servicing Corporation, Cargill and its wholly owned subsidiary CFSC Capital Corp. II ("CFSC"), if the Company receives an invitation to bid on or otherwise obtains an opportunity to acquire interests in domestic loans, receivables, real estate or other assets located in the United States, Canada or Mexico in which the aggregate amount to be bid exceeds $4 million, the Company is required to follow a prescribed notice procedure pursuant to which CFSC has the option to participate in the proposed purchase by requiring that such purchase or acquisition be effected through an Acquisition Partnership formed by the Company and Cargill (or an affiliate). The Right of First Refusal Agreement does not prohibit the Company from holding discussions with entities other than CFSC regarding potential joint purchases of interests in loans, receivables, real estate or other assets, provided that any such purchase is subject to CFSC's right to participate in the Company's share of the investment. The Right of First Refusal Agreement further provides that, subject to certain conditions, CFSC will bear 50% of the due diligence expenses incurred by the Company in connection with proposed asset purchases. The Right of First Refusal Agreement has been extended to January 1, 2002.

     During 1999, Cargill provided the Company with a $9.6 million credit facility, which matures in February 2002. Borrowings under such facility bore interest at LIBOR plus 5% and were secured by the stock of Bosque Asset Corporation and the proceeds of the class F and UR certificates held by FirstStreet Investment, LLC. As of May 18, 2001, outstanding borrowings under such facility were $7.6 million. The Company believes that the terms of this credit facility are generally as favorable to the Company as the terms it would receive from an independent third party.

     During 2000, Cargill provided the Company with a $30 million credit facility, which matures in March 2002. Borrowings under such facility bore interest at LIBOR plus 4.5% and were secured by investments in Acquisition Partnerships. As of December 31, 2000, outstanding borrowings under such facility were $15.6 million. Jeffery D. Leu, a director of the Company, is an officer of certain affiliates of Cargill. The Company believes that the terms of this credit facility are generally as favorable to the Company as the terms it would receive from an independent third party.

     Pursuant to a noncancellable operating lease, the Company leases the office space for its principal executive offices in Waco, Texas from a trust created for the benefit of the children of James R. Hawkins, the Chairman of the Board and Chief Executive Officer of the Company. This lease expires in December of 2001 and contains an option in favor of the Company pursuant to which the Company may renew the lease for two additional five-year periods, with escalating lease payments. Rental expenses under such lease for calendar year 2000 were $90,000. For 2001, the lease payments under the lease are $90,000. The Company believes that the terms of such lease are generally as favorable to the Company as the terms it would receive from an independent third party.

     The Company is a party to agreements with J-Hawk Distributing Co., Inc. and its subsidiaries and HATARAS Limited ("HATARAS") to provide asset servicing for a fee based on a percentage of collections. Certain directors and executive officers of the Company have beneficial ownership of J-Hawk Distributing Co., Inc. and HATARAS. The fees paid by J-Hawk Distributing Co., Inc. to the Company in 2000 and 1999 were approximately $26,000 and $27,000, respectively. The fees paid by HATARAS to the Company in 2000 and 1999 were approximately $12,000 and $15,000, respectively. Prior to April 1, 2000, Messrs. Hawkins and Sartain and ATARA, Ltd. (Rick R. Hagelstein, a former executive officer and director of the Company, serves as President of ATARA Corp., the sole general partner of ATARA, Ltd.) were owners of HATARAS. On April 1, 2000, Messrs. Hawkins and Sartain and ATARA, Ltd. sold their interests in HATARAS to Capital Marketing Corp. a corporation of which Mr. Hawkins is an owner. The Company believes that the terms of these agreements are generally as favorable to the Company as the terms it would receive from an independent third party.

     During 1999 and 2000 the Company had certain borrowings secured by residual interests in the Company's automobile securitizations and certain other automobile loan assets. These borrowings were originally $6,000,000 and bore a rate of interest equal to Wall Street Journal Prime Rate plus 1%. During 1999, Messrs. Hawkins, Sartain and Hagelstein purchased participations in the borrowings in amounts of $1,000,000, $500,000 and $500,000, respectively. Subsequent to the original participation, Mr. Hawkins purchased an additional participation in the amount of $1,000,000. Repayment of the participations were subordinated to the repayment of the note holders. All other terms and conditions of the participations are the same as the note holder. On December 31, 1999, Messrs. Hawkins and Sartain purchased additional participations in the these borrowings in amounts of $500,000 and $500,000, respectively. Subsequent to year end, the December 31, 1999 participations were repaid with the proceeds of a refinance transaction in the amount of $7,000,000 in which Messrs. Hawkins, Sartain and Hagelstein, and J-Hawk Distributing Co., Inc., purchased participations in the amount of $1,500,000, $500,000, $500,000 and $500,000, respectively, at the same terms as described above. Additionally, in May 2000 the remaining balance of the borrowings was refinanced in the amount of $5,500,000 in which Mr. Hawkins purchased an additional participation in the amount of $2,200,000. The entire amount of the borrowings and the related participation amounts were repaid in August of 2000. During 1999, interest in the amounts of $87,739, $26,754 and $26,754 were paid to Messrs. Hawkins, Sartain and Hagelstein, respectively. During 2000, interest in the amounts of $147,734, $32,610, $28,583 and $32,610 were paid to Messrs. Hawkins, Sartain and Hagelstein, and J-Hawk Distributing Co., Inc., respectively. The Company believes that the terms of these investments were generally as favorable to the Company as the terms it would receive from an independent third party.

     During 2000, The Company had certain borrowings secured by residual interests in securitizations and other loan assets of the Company's discontinued operation, FC Capital Corp. These borrowings were originally $1,000,000 and bore a rate of interest equal to the one month LIBOR Rate plus 1.5%. During 2000, J-Hawk II, Ltd., an affiliate of Mr. Hawkins, and Mr. Sartain purchased participations in the borrowings in amounts of $700,000 and $300,000, respectively. All other terms and conditions of the participations are the same as the note holder. The participations were repaid in November of 2000. During 2000, interest in the amounts of $7,714 and $3,306 were paid to Messrs. Hawkins and Sartain, respectively. The Company believes that the terms of these investments were generally as favorable to the Company as the terms it would receive from and independent third party.

     During 1999, the Company borrowed $760,364.13 from J-Hawk Distributing Co., Inc, an affiliate of Mr. Hawkins. The note was repaid in full during 2000. This loan was unsecured and bore a rate of interest of 10%. Interest paid during 2000 and 1999 on this note was $49,985 and $38,441, respectively. The Company believes that the terms of this loan were generally as favorable to the Company as the terms it would receive from an independent third party.

     At May 18, 2001, Terry R. DeWitt, the Co-President of FirstCity Commercial, had indebtedness with the Company in the amount of $125,000. The largest amount of indebtedness outstanding at any time during 2000 was $125,000. Such indebtedness is unsecured and bears interest at the rate of 5% annually. Repayment of such indebtedness is expected from future performance bonuses from the Company.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRSTCITY FINANCIAL CORPORATION

                                            By:    /s/ JAMES R. HAWKINS
                                             -----------------------------------
                                                      James R. Hawkins
                                                    Chairman of the Board
May 24, 2001