Form 10-Q
period 2001-06-30
FIRSTCITY FINANCIAL CORP
filed 2001-08-14
CIK 828678

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 033-19694

FirstCity Financial Corporation
(Exact name of Registrant as Specified in Its Charter)

Delaware	76-0243729
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6400 Imperial Drive, Waco, TX (Address of Principal Executive Offices)	76712 (Zip Code)

(254) 751-1750
(Registrant’s Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant:   (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

      The number of shares of common stock, par value $.01 per share, outstanding at August 14, 2001 was 8,376,500.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2001	2000

	ASSETS

Cash and cash equivalents	$7,611	$8,043

Portfolio Assets, net	23,012	30,018

Loans receivable, net	18,787	14,539

Equity investments	52,768	39,022

Deferred tax benefit, net	20,101	20,101

Other assets, net	9,374	8,824

Net assets of discontinued operations	19,953	20,444

Total Assets	$151,606	$140,991

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

Liabilities:

Notes payable	95,875	$93,764

Other liabilities	11,131	9,216

Total Liabilities	107,006	102,980

Commitments and contingencies (notes 2, 4, 9, 10)

Redeemable preferred stock:

Adjusting rate preferred stock, including accumulated dividends in arrears of $5,136 and $3,852, respectively (par value $.01; redemption value of $21 per share; 2,000,000 shares authorized; 1,222,901 shares issued and outstanding)	30,817	29,533

Shareholders’ equity:

Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—

Common stock (par value $.01 per share; 100,000,000 shares authorized; issued and outstanding: 8,376,500 and 8,368,344 shares, respectively)	84	84

Paid in capital	79,645	79,634

Accumulated deficit	(67,926)	(71,131)

Accumulated other comprehensive income (loss)	1,980	(109)

Total Shareholders’ Equity	13,783	8,478

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$151,606	$140,991

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

Servicing fees	$3,204	$3,940	$5,669	$7,236

Gain on resolution of Portfolio Assets	214	689	432	1,770

Equity in earnings of investments	10,426	1,257	12,486	3,870

Interest income	1,413	6,059	2,653	11,064

Gain on sale of interest in equity investment	—	—	3,134	—

Gain on sale of automobile loans	—	—	—	2,836

Other income	428	445	548	1,290

Total revenues	15,685	12,390	24,922	28,066

Expenses:

Interest and fees on notes payable	2,312	6,194	4,754	11,703

Salaries and benefits	2,769	4,944	4,992	9,614

Provision for loan and impairment losses	1,543	2,730	2,128	3,835

Occupancy, data processing, communication and other	2,889	5,625	5,467	9,887

Total expenses	9,513	19,493	17,341	35,039

Earnings (loss) from continuing operations before income taxes, minority interest and accounting change	6,172	(7,103)	7,581	(6,973)

Benefit (provision) for income taxes	(7)	(7,302)	8	(7,321)

Earnings (loss) from continuing operations before minority interest and accounting change	6,165	(14,405)	7,589	(14,294)

Minority interest	(1,997)	427	(1,796)	187

Cumulative effect of accounting change	(304)	—	(304)	—

Earnings (loss) from continuing operations	3,864	(13,978)	5,489	(14,107)

Loss from discontinued operations	(1,000)	(5,000)	(1,000)	(5,000)

Net earnings (loss)	2,864	(18,978)	4,489	(19,107)

Accumulated preferred dividends in arrears	(642)	(642)	(1,284)	(1,284)

Net earnings (loss) to common shareholders	$2,222	$(19,620)	$3,205	$(20,391)

Basic and diluted earnings (loss) per common share are as follows:

Earnings (loss) from continuing operations	$0.43	$(1.75)	$0.54	$(1.84)

Cumulative effect of accounting change	(0.04)	—	(0.04)	—

Discontinued operations per common share	(0.12)	(0.60)	(0.12)	(0.60)

Net earnings (loss) per common share	$0.27	$(2.35)	$0.38	$(2.44)

Weighted average common shares outstanding	8,376	8,348	8,372	8,341

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

					Accumulated
					Other
	Number of				Comprehensive	Total
	Common	Common	Paid in	Accumulated	Income	Shareholders'
	Shares	Stock	Capital	Deficit	(Loss)	Equity

Balances, December 31, 1999	8,333,300	$83	$79,562	$(52,663)	$(395)	$26,587

Purchase of shares through employee stock purchase plan	35,044	1	72	—	—	73

Comprehensive loss:

Net loss for 2000	—	—	—	(15,900)	—	(15,900)

Foreign currency items	—	—	—	—	286	286

Total comprehensive loss						(15,614)

Preferred dividends	—	—	—	(2,568)	—	(2,568)

Balances, December 31, 2000	8,368,344	84	79,634	(71,131)	(109)	8,478

Purchase of shares through employee stock purchase plan	8,156	—	11	—	—	11

Comprehensive income:

Net earnings for the first six months of 2001	—	—	—	4,489	—	4,489

Foreign currency items	—	—	—	—	(613)	(613)

Unrealized gain of equity investment	—	—	—	—	2,702	2,702

Total comprehensive income						6,578

Preferred dividends	—	—	—	(1,284)	—	(1,284)

Balances, June 30, 2001	8,376,500	$84	$79,645	$(67,926)	$1,980	$13,783

See accompanying notes to consolidated financial statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net earnings (loss)	$4,489	$(19,107)

Adjustments to reconcile net earnings (loss) to net cash used in operating activities:

Loss from discontinued operations	1,000	5,000

Proceeds from resolution of Portfolio Assets	3,210	6,827

Gain on resolution of Portfolio Assets	(432)	(1,770)

Purchase of Portfolio Assets and loans receivable, net	(6,019)	(6,605)

Origination of automobile receivables, net of purchase discount	—	(94,373)

Provision for loan and impairment losses	2,128	3,835

Equity in earnings of investments	(12,486)	(3,870)

Proceeds from performing Portfolio Assets and loans receivable, net	3,897	46,058

Decrease in net deferred tax asset	—	7,000

Depreciation and amortization	445	1,247

Increase in other assets	(2,918)	(4,130)

Gain on sale of interest in equity investment	(3,134)	—

Increase in other liabilities	4,114	3,054

Net cash used in operating activities	(5,706)	(56,834)

Cash flows from investing activities:

Proceeds from sale of interest in equity investment	7,000	—

Property and equipment, net	(150)	495

Contributions to Acquisition Partnerships and Servicing Entities	(8,035)	(1,660)

Distributions from Acquisition Partnerships and Servicing Entities	4,956	4,936

Net cash provided by investing activities	3,771	3,771

Cash flows from financing activities:

Borrowings under notes payable	20,547	115,617

Payments of notes payable	(18,546)	(53,691)

Proceeds from issuance of common stock	11	51

Net cash provided by financing activities	2,012	61,977

Net cash provided by continuing operations	77	8,914

Net cash used by discontinued operations	(509)	(3,017)

Net increase (decrease) in cash and cash equivalents	$(432)	$5,897

Cash and cash equivalents, beginning of period	8,043	11,263

Cash and cash equivalents, end of period	$7,611	$17,160

Supplemental disclosure of cash flow information:

Cash paid (received) during the period for:

Interest	$4,350	$11,773

Income taxes	(27)	19

Non-cash investing activities:

Residual interests received as a result of sales of loans through securitizations	—	5,713

Non-cash financing activities:

Dividends accumulated and not paid on preferred stock	1,284	1,284

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Dollars in thousands, except per share data)

(1) Basis of Presentation and Earnings (Loss) per Common Share

      The unaudited consolidated financial statements of FirstCity Financial Corporation (“FirstCity” or the “Company”) reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, except for the cumulative effect of a change in accounting principle as discussed in note 3, necessary to present fairly FirstCity’s financial position at June 30, 2001, the results of operations for the three-month and six-month periods ended June 30, 2001 and 2000, the shareholders’ equity and accumulated other comprehensive income for the six-month period ended June 30, 2001, and the cash flows for the six-month periods ended June 30, 2001 and 2000.

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

      In the third quarter of 2000, FirstCity Consumer Lending Corporation (“Consumer Corp.”), a wholly-owned subsidiary of FirstCity, completed a sale of a 49% equity interest in its automobile finance operation to IFA Drive GP Holdings LLC (“IFA-GP”) and IFA Drive LP Holdings LLC (“IFA-LP”), wholly-owned subsidiaries of BOS (USA), Inc., formerly IFA Incorporated (“IFA Parent”), for a purchase price of $15 million cash pursuant to the terms of a Securities Purchase Agreement (the “Securities Purchase Agreement”), by and among the Company, Consumer Corp., FirstCity Funding LP (“Funding LP”), and FirstCity Funding GP Corp. (“Funding GP”), IFA-GP and IFA-LP. The new entity formed to facilitate the transaction is Drive Financial Services LP (“Drive”). As a result of this sale, the Company no longer consolidates the financial statements of its automobile finance operation since August 1, 2000, but instead records its investment under the equity method of accounting.

      The effects of any common stock equivalents are antidilutive for the three months and six months ended June 30, 2001 and 2000; therefore, diluted earnings (loss) per common share is reported the same as basic earnings (loss) per common share.

(2) Liquidity and Capital Resources

      Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for the acquisition of pools of assets or single assets (collectively referred to as “Portfolio Assets” or “Portfolios”), investments in and advances to the investment entities formed to hold Portfolio Assets (each such entity, an “Acquisition Partnership”), retirement of and dividends on preferred stock, and other investments by the Company. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt, dividends from the Company’s subsidiaries, short-term borrowings from revolving lines of credit, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

      IFA Parent has an option to acquire a warrant for 1,975,000 shares of the Company’s non-voting Common Stock; the option can be exercised after December 31, 2001 if the Company’s $12 million Term Loan B owed to IFA Parent and Bank of Scotland remains outstanding, but not prior to that date. The strike price is $2.3125 per share. In the event that prior to December 31, 2001 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate. IFA Parent and the Company have extended the initial exercise date for this option to acquire a warrant for 1,975,000 shares from August 31, 2001 to December 31, 2001. IFA Parent and the Company extended the exercise date to allow the Company additional time to pursue possible restructure alternatives which would otherwise be limited due to change of control issues related to its substantial net operating loss carry forwards (“NOLs”).

      IFA Parent also has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. In the event that Term Loan B is terminated prior to December 31, 2001 through a transaction involving the issuance of warrants, IFA Parent is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock. IFA Parent and the Company have amended the warrant to extend the date from August 31, 2001 to December 31, 2001 to correspond to the extension of the initial exercise date of the option described in the preceding paragraph.

      In the third quarter of 1999, dividends on the Company’s adjusting rate preferred stock were suspended. At June 30, 2001, accumulated dividends in arrears on such preferred stock totaled $5.1 million, or $4.20 per share. Since the Company failed to pay quarterly dividends for six consecutive quarters, the holders of adjusting rate preferred stock are entitled to elect two directors to the Company’s Board until cumulative dividends have been paid in full. Dividends on outstanding preferred stock of FirstCity will be restricted until Term Loan B is paid in full. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that preferred dividends will be paid in 2001. Management continues to evaluate various alternatives, including an overall corporate restructure to maximize long term stockholder value.

      During the second quarter of 2000, the Portfolio Asset acquisition and resolution group of the Company entered into a $17 million loan facility with Cargill. This facility is being used exclusively to provide equity in new portfolio acquisitions in partnerships with Cargill. In January 2001, the maximum principal balance under this revolving facility was increased to $30 million.

      On July 3, 2001, IFA Parent provided a $3.7 million loan to the Company to allow an affiliate of Commercial Corp. to invest in an investor in an Acquisition Partnership, which was acquiring Portfolio Assets in Mexico. The term loan provides for an interest rate of prime plus 7% and matures on December 31, 2001. The $3.7 million term loan is secured by the ownership interest in the investor in the Acquisition Partnership. The $3.7 million term loan provides for a $.2 million fee to be paid to IFA Parent.

      Management believes that the IFA Parent loan facilities along with the liquidity from the Cargill line, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

(3) New Accounting Pronouncements

      Statements of Financial Accounting Standards (“SFAS”) 133 and 138, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 and 138 require that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS 133 and 138 on January 1, 2001, and there was no impact on the consolidated financial statements as the Company had no derivatives.

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125. This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125’s provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. In connection with discontinued operations, the Company has investment securities resulting from the retention of residual interests in securitization transactions. The adoption of this statement did not have an impact on the consolidated financial statements.

      In April 2001, the Company adopted the Financial Accounting Standards Boards’ Emerging Issues Task Force Abstract 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”), which requires that other-than-temporary impairments in beneficial interests be written down to fair value with the resulting change being included in income. The implementation of EITF 99-20 required Drive to record a charge to earnings for other-than-temporary impairments on retained beneficial interests in certain securitized assets, which had previously been recorded as unrealized losses. As a result, the Company recognized a charge for the cumulative effect of a change in accounting principle of $.3 million relating to the Company’s equity investment in Drive.

      In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually.

      The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. Management has determined the impact of adopting SFAS 141 and 142 will not have a material impact on the consolidated financial statements.

(4) Discontinued Operations

      A provision of $1.0 million was recorded in the second quarter of 2001 resulting from increases in the loss assumptions for the estimated future gross cash receipts on residual interests in securitizations ($5.0 million was recorded in the second quarter of 2000). The net assets from discontinued operations consist of the following:

	June 30,	December 31,
	2001	2000

Estimated future gross cash receipts on residual interests in securitizations	$21,891	$24,652

Accrual for loss on operations and disposal of discontinued operations, net	(1,938)	(4,208)

Net assets of discontinued operations	$19,953	$20,444

      The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. The Company has considered the estimated future gross cash receipts for such investment securities in the computation of the loss from discontinued operations. The cash flows are collected over a period of time and are valued using prepayment assumptions of 25% for fixed rate loans and 35% to 50% for variable rate loans. Loss rates are estimated at 2%.

(5) Portfolio Assets

      Portfolio Assets are summarized as follows:

	June 30,	December 31,
	2001	2000

Non-performing Portfolio Assets	$53,530	$55,807

Performing Portfolio Assets	13,493	15,162

Real estate Portfolios	2,487	3,075

Total Portfolio Assets	69,510	74,044

Adjusted purchase discount required to reflect Portfolio

Assets at carrying value	(46,498)	(44,026)

Portfolio Assets, net	$23,012	$30,018

      Portfolio Assets are pledged to secure non-recourse notes payable.

(6) Loans Receivable

      Other loans held for investment are primarily loans from certain Acquisition Partnerships. Loans receivable are summarized as follows:

	June 30,	December 31,
	2001	2000

Consumer finance receivables	$198	$332

Other loans held for investment	18,589	14,207

Loans receivable, net	$18,787	$14,539

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

CONDENSED COMBINED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

Assets	$642,002	$603,353

Liabilities	$494,513	$471,336

Net equity	147,489	132,017

	$642,002	$603,353

Equity investment in Acquisition Partnerships	$39,128	$33,862

Equity investment in Servicing Entities	1,998	1,422

	$41,126	$35,284

CONDENSED COMBINED SUMMARY OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Proceeds from resolution of Portfolio Assets	$57,862	$39,039	$119,647	$68,321

Gain on resolution of Portfolio Assets	25,029	23,074	55,287	36,812

Interest income on performing Portfolio Assets	7,665	3,983	12,692	9,205

Net earnings	16,612	12,780	11,510	22,831

Equity in earnings of Acquisition Partnerships	$3,542	$1,228	$6,667	$3,820

Equity in earnings of Servicing Entities	157	29	986	50

	$3,699	$1,257	$7,653	$3,870

      Since August 1, 2000, the Company’s investment in Drive has been accounted for under the equity method. The condensed consolidated financial position and results of operations of Drive are summarized below:

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

Assets	$147,593	$164,208

Liabilities	$117,541	$154,561

Net equity	30,052	9,647

	$147,593	$164,208

Equity investment in Drive	$11,642	$3,738

Minority interest	(2,326)	(748)

Net investment in Drive	$9,316	$2,990

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Revenues	$32,409	$38,911

Expenses	15,831	27,222

Net earnings	$16,578	$11,689

Equity in earnings of Drive	$6,727	$4,833

Minority interest	1,587	1,209

Net equity in earnings of Drive	$5,140	$3,624

      In the six months ended June 30, 2001, the Company recorded a $2.7 million addition to equity as a result of unrealized gains on residual interests in securitization transactions held by Drive.

(8) Segment Reporting

      The Company is engaged in two reportable segments (i) portfolio asset acquisition and resolution; and (ii) consumer lending. These segments have been segregated based on products and services offered by each. As a result of the sale of a 49% equity interest in the Company’s automobile finance operation, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments. The following is a summary of results of operations for each of the segments and a reconciliation to earnings (loss) from continuing operations for the three months and six months ended June 30, 2001 and 2000.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Portfolio Asset Acquisition and Resolution:

Revenues:

Servicing fees	$3,204	$2,304	$5,669	$3,927

Gain on resolution of Portfolio Assets	214	689	432	1,770

Equity in earnings of investments	3,699	1,257	7,653	3,870

Interest income	1,401	358	2,624	752

Gain on sale of interest in equity investment	—	—	3,134	—

Other	426	253	546	886

Total	8,944	4,861	20,058	11,205

Expenses:

Interest and fees on notes payable	1,076	771	2,111	1,391

Salaries and benefits	2,014	1,309	3,534	2,723

Provision for loan and impairment losses	1,543	1,604	2,128	1,604

Occupancy, data processing, and other	2,926	2,002	5,217	3,456

Total	7,559	5,686	12,990	9,174

Operating contribution (loss) before direct taxes	$1,385	$(825)	$7,068	$2,031

Operating contribution (loss), net of direct taxes	$1,378	$(827)	$7,077	$2,013

Consumer Lending:

Revenues:

Servicing fees	$—	$1,636	$—	$3,309

Equity in earnings of investment	6,727	—	4,833	—

Interest income	2	5,693	4	10,276

Gain on sale of automobile loans	—	—	—	2,836

Other	2	27	2	77

Total	6,731	7,356	4,839	16,498

Expenses:

Interest and fees on notes payable	—	1,460	—	2,568

Salaries and benefits	—	2,768	—	5,194

Provision for loan and impairment losses	—	1,126	—	2,231

Occupancy, data processing and other	1,613	2,257	1,244	4,561

Total	1,613	7,611	1,244	14,554

Operating contribution (loss) before direct taxes	$5,118	$(255)	$3,595	$1,944

Operating contribution (loss), net of direct taxes	$5,118	$(255)	$3,595	$1,936

Total operating contribution (loss), net of direct taxes	$6,496	$(1,082)	$10,672	$3,949

Corporate Overhead:

Corporate interest expense	1,236	3,963	2,643	7,744

Salaries and benefits, occupancy, professional and other income and expenses, net	1,396	1,933	2,540	3,312

Deferred tax provision from NOLs	—	7,000	—	7,000

Earnings (loss) from continuing operations	$3,864	$(13,978)	$5,489	$(14,107)

      Revenues from the Portfolio Asset acquisition and resolution business by geographic region for the three months ended June 30, 2001 and 2000, and six months ended June 30, 2001 and 2000 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Domestic	$4,580	$2,935	$12,595	$8,041

Mexico	3,238	1,612	4,993	1,977

France	1,126	314	2,450	1,187

Other	—	—	20	—

Total	$8,944	$4,861	$20,058	$11,205

      Total assets for each of the segments and a reconciliation to total assets is as follows:

	June 30,	December 31,
	2001	2000

Portfolio acquisition and resolution assets Domestic	$55,096	$55,218

Mexico	18,728	15,521

France	8,918	8,828

Consumer assets	11,840	4,069

Deferred tax benefit, net	20,101	20,101

Other assets, net	16,970	16,810

Net assets of discontinued operations	19,953	20,444

Total assets	$151,606	$140,991

(9) Income Taxes

      Federal income taxes are provided at a 35% rate. The Company has substantial NOLs, which can be used to offset the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company’s expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company’s view of its currently estimated ability to utilize the tax benefits result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company’s periodic financial statements. During the six months ended June 30, 2001, management deemed that an adjustment to the valuation allowance was not necessary. In 2000, the Company’s analysis resulted in an increase to the valuation allowance of $7.0 million. Additional events could occur in the future that may impact the quarterly recognition of the Company’s estimate of the required valuation allowance associated with its NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized.

(10) Commitments and Contingencies

      The Company and Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage Corporation) filed suit in the Federal District Court for the Western District of Texas, Waco Division, against Chase Bank of Texas, N.A. and Chase Securities, Inc. in September 1999 seeking damages resulting from alleged violations by the defendants of the Bank Holding Company Act and from civil conspiracy engaged in by the defendants, and injunctive relief, arising from an engagement letter entered into between the Company and Chase Securities, Inc. relating to the sale of assets or securities of Harbor Financial Group, Inc., Harbor Financial Mortgage Corporation and their subsidiaries (collectively “Harbor”). The Company alleged that Chase Bank of Texas, N.A. conditioned its extension of credit to Harbor on the retention of Chase Securities, Inc. by the Company and Harbor violated the Bank Holding Company Act. The Company additionally sought a judicial declaration that the plaintiffs were not obligated to pay any commission to Chase Securities, Inc. under the engagement letter. The actual damages sought by the Company were in excess of $200 million. The Company also sought recovery of three times its damages pursuant to the Bank Holding Company Act and recovery of its costs of court, including reasonable attorneys fees. A motion to dismiss the Texas suit was granted based upon a provision in the engagement letter that provided that any suit arising from the engagement letter would be pursued in the State of New York. The Company has requested leave of the Supreme Court for the State of New York to amend its answer in that proceeding to include these claims as a counterclaim to the suit brought by Chase Securities, Inc. and an action against Chase Bank of Texas, N.A.

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

      On October 14, 1999, Harbor Financial Group, Inc. (“Harbor Parent”), Harbor Financial Mortgage Corporation (“Harbor”) and four subsidiaries of Harbor filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On December 14, 1999, the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings, initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Harbor alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers; improper transfer of funds from the Harbor related entities to FirstCity. The claims also include fraudulent and preferential transfer of assets of the Harbor entities, fraud and conspiracy. The Company believes that the claims are without merit and that it also has valid defenses to these claims. The Company intends to vigorously contest these claims.

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

      The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At June 30, 2001, advances of $2.3 million had been made under the obligation.

      In connection with the transactions contemplated by the Securities Purchase Agreement, effective August 1, 2000, Consumer Corp. and Funding LP contributed all of the assets utilized in the operations of the automobile finance operation to Drive pursuant to the terms of a Contribution and Assumption Agreement by and between Consumer Corp. and Drive, and a Contribution and Assumption Agreement by and between Funding LP and Drive (collectively, the “Contribution Agreements”). Drive assumed substantially all of the liabilities of the automobile finance operation as set forth in the Contribution Agreements.

      In addition, in the Securities Purchase Agreement, the Company, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) the automobile finance operation conducted by Consumer Corp. and Funding LP, and (iii) the assets transferred by Consumer Corp. and Funding LP to Drive. The Company, Consumer Corp., Funding LP and Funding GP also agreed to indemnify IFA, IFA-GP and IFA-LP from damages resulting from a breach of any representation or warranty contained in the Securities Purchase Agreement or otherwise made by the Company, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligation under the Securities Purchase Agreement survives for a period of seven (7) years from August 25, 2000 (the “Closing Date”) with respect to tax-related representations and warranties and for thirty months from the Closing Date with respect to all other representations and warranties. Neither the Company, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold. Pursuant to the terms of the Contribution Agreements, Consumer Corp. and Funding LP have agreed to indemnify Drive from any damages resulting in a material adverse effect on Drive resulting from breaches of representations or warranties, failure to perform, pay or discharge liabilities other than the assumed liabilities, or claims, lawsuits or proceedings resulting from the transactions contemplated by the Contribution Agreements. Pursuant to the terms of the Contribution Agreements, Drive has agreed to indemnify Consumer Corp. and Funding LP for any breach of any representation or warranty by Drive, the failure of Drive to discharge any assumed liability, or any claims arising out of any failure by Drive to properly service receivables after August 1, 2000. Liability for indemnification pursuant to the terms of the Contribution Agreements will not arise until the total of all losses with respect to such matters exceeds $.25 million and then only for the amount by which such losses exceed $.25 million; however this limitation will not apply to any breach of which the party had knowledge at the time of the Closing Date or any intentional breach by a party of any covenant or obligation under the Contribution Agreements.

      The Company also provided a guaranty limited to a maximum of up to $4 million of a $60 million loan to Drive by IFA Parent. The Company, Consumer Corp. and Funding L.P. secured the guaranty with security interests in their respective ownership interest in Consumer Corp., Funding L.P. and Drive.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The Company is a financial services company engaged in Portfolio Asset acquisition and resolution through its subsidiary, FirstCity Commercial Corporation, and other subsidiaries and affiliates of FirstCity Commercial Corporation (collectively “Commercial Corp.”) and consumer lending through its investment in Drive. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such portfolios in an effort to maximize the present value of the ultimate cash recoveries. The consumer lending business involves the acquisition, origination, warehousing, securitization and servicing of consumer receivables by Drive. Drive’s current consumer lending operations are focused on the acquisition of sub-prime automobile receivables.

      The Company reported earnings for the quarter ended June 30, 2001 of $3.9 million. After a $1.0 million provision for impairment in the discontinued mortgage operations and accrued and unpaid dividends of $.6 million on the Company’s preferred stock, net earnings to common stockholders were $2.2 million or $0.27 per share on a diluted basis. Components of quarterly earnings for the second quarter 2001, compared to the second quarter 2000 were as follows:

	Three Months Ended
	June 30,

	2001	2000

Portfolio Asset Acquisition and Resolution	$1,378	$(827)

Consumer	5,422	(255)

Corporate interest	(1,236)	(3,963)

Corporate overhead	(1,396)	(1,933)

Accrued preferred dividends	(642)	(642)

Cumulative effect of accounting change	(304)	—

Discontinued operations	(1,000)	(5,000)

Increase in the valuation allowance for the deferred tax asset	—	(7,000)

Net earnings (loss) to common shareholders	$2,222	$(19,620)

      The Company’s financial results are affected by many factors including levels of and fluctuations in interest rates, fluctuations in the underlying values of real estate and other assets, the timing of and ability to liquidate assets, and the availability and prices for loans and assets acquired in all of the Company’s businesses. The Company’s business and results of operations are also affected by the availability of financing with terms acceptable to the Company and the Company’s access to capital markets, including the securitization markets.

      As a result of the significant period to period fluctuations in the revenues and earnings or losses of the Company’s Portfolio Asset acquisition and resolution business, the sale of the Company’s interest in its automobile finance operation, and the timing of securitization transactions of Drive (previously performed by Consumer Corp.), period to period comparisons of the Company’s results of continuing operations may not be meaningful.

Analysis of Revenues and Expenses

      The Company reported net earnings to common stockholders for the quarter ended June 30, 2001 of $2.2 million. As a result of the sale of interest in the automobile finance operation, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments.

Portfolio Asset Acquisition and Resolution

      During the quarter, Commercial Corp.   realized earnings of $1.4 million, which was comprised of $8.9 million in revenues, net of $6.0 million of expenses and a provision for impairment of $1.5 million. The business generated 51% of the revenues from domestic investments, 36% from investments in Mexico and 13% from investments in France. Equity earnings in Acquisition Partnerships comprised 41% of the revenues, while servicing fees and interest income comprised $3.2 million and $1.4 million of revenues, respectively, or an aggregate of 51% of total revenues. A provision for impairment of $1.5 million on certain wholly owned real estate assets was made to adjust the inventory down to the net realizable value.

      Acquisitions for the quarter of $33 million were comprised of two domestic portfolios totaling $23 million and portfolio in Mexico for $10 million. The Company invested $2.9 million in the domestic portfolios and $2.0 million in the portfolio in Mexico, for an aggregate investment of $4.9 million. This is comparable to $4.9 million of investments for the same quarter last year and brings the total amount invested for the first six months of 2001 to $13.3 million compared to $6.8 million invested for the first six months of 2000. Aggregate acquisitions by the Company are as follows (dollars in thousands):

	Purchase	FirstCity
	Price	Investment

First Six Months 2001	$120,420	$13,304

Total 2000	394,927	22,140

Total 1999	210,799	11,203

Total 1998	139,691	28,478

Total 1997	183,229	37,109

      The Company believes that the prospects for investment in distressed assets in 2001 continue to be favorable. The Company is pleased with the level and execution of acquisitions to date.

      The following table presents selected information regarding the revenues and expenses of the Company’s Portfolio Asset acquisition and resolution business.

Analysis of Selected Revenues and Expenses
Portfolio Asset Acquisition and Resolution

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Gain on resolution of Portfolio Assets:

Average investment:

Nonperforming Portfolios	$12,609	$19,887	$13,609	$20,664

Performing Portfolios	9,777	7,809	10,465	8,246

Real estate Portfolios	2,822	6,077	2,930	6,643

Loans receivable	18,181	3,781	16,362	2,479

Gain on resolution of Portfolio Assets:

Nonperforming Portfolios	201	618	414	1,340

Real estate Portfolios	13	71	18	430

Total	$214	$689	$432	$1,770

Interest income on performing Portfolios and loans receivable	$1,350	$299	$2,518	$637

Gross profit percentage on resolution of Portfolio Assets:

Nonperforming Portfolios	16.12%	27.63%	13.48%	26.29%

Real estate Portfolios	10.96%	23.35%	13.27%	24.88%

Weighted average gross profit percentage	15.63%	27.12%	13.46%	25.93%

Interest yield on performing Portfolios and loans receivable (annualized)	19.31%	12.39%	18.77%	14.03%

Gain on sale of equity investment	$—	$—	$3,134	$—

Servicing fee revenues	$3,204	$2,304	$5,669	$3,927

Personnel:

Personnel expenses	$2,014	$1,309	$3,534	$2,723

Number of personnel (at period end):

Production	27	17

Servicing	87	60

Interest expense:

Average debt	$45,985	$32,042	$43,484	$31,420

Interest expense	1,076	771	2,111	1,391

Average cost (annualized)	9.36%	9.62%	9.71%	8.85%

      The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships.

Analysis of Selected Revenues and Expenses
Acquisition Partnerships

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

Gain on resolution of Portfolio Assets	$25,029	$23,074	$55,287	$36,812

Gross profit percentage on resolution of Portfolio Assets	43.26%	59.10%	46.21%	53.88%

Interest income	$7,665	$3,983	$12,692	$9,205

Other income	939	711	1,718	1,139

Interest expense (1):

Interest expense	$16,774	$11,447	$35,224	$15,412

Average cost (annualized)	14.17%	16.51%	15.02%	13.03%

Other expenses:

Service fees	3,401	1,589	6,319	3,446

Other operating costs	4,461	1,808	9,550	5,278

Income taxes	6,847	(22)	14,492	(15)

Foreign currency transaction loss (gain)	(14,462)	166	(7,398)	204

Total other expenses	247	3,541	22,963	8,913

Net earnings	$16,612	$12,780	$11,510	$22,831

Equity in earnings of Acquisition Partnerships	$3,542	$1,228	$6,667	$3,820

Equity in earnings of Servicing Entities	157	29	986	50

	$3,699	$1,257	$7,653	$3,870

(1)	Interest expense includes interest on loans to the Acquisition Partnerships located in Mexico from affiliates of the investor groups. The rates on these loans range between 19% and 20%. The average cost on debt excluding the Mexican Acquisition Partnerships was 8.67% and 10.25% for the three months ended June 30, 2001 and 2000, respectively, and 8.37% and 9.48% for the six months ended June 30, 2001 and 2000, respectively.

Consumer Lending

      During the quarter, Consumer Corp.   realized earnings of $5.4 million through its 31% direct and indirect ownership in Drive, primarily as a result of a $26 million securitization gain on the sale of $256 million of face value of automobile receivables. Earnings from Drive may correlate closely with the timing, size and execution of securitizations and depend primarily on the structure of such transactions.

Provision for Income Taxes

      The Company has substantial NOLs, which can be used to offset the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company’s expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company’s view of its currently estimated ability to utilize the tax benefits result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company’s periodic financial statements. During the six months ended June 30, 2001, management deemed that an adjustment to the valuation allowance was not necessary. In 2000, the Company’s analysis resulted in an increase to the valuation allowance of $7.0 million. Additional events could occur in the future, that may impact the quarterly recognition of the Company’s estimate of the required valuation allowance associated with its NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized.

Results of Operations

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

Second Quarter 2001 Compared to Second Quarter 2000

      The Company reported earnings from continuing operations of $3.9 million in the second quarter of 2001. Net earnings to common stockholders were $2.2 million in the second quarter of 2001 compared to a loss of $19.6 million in the second quarter of 2000. On a per share basis, basic and diluted net earnings attributable to common stockholders were $.27 in the second quarter of 2001 compared to a loss of $2.35 in the second quarter of 2000.

Portfolio Asset Acquisition and Resolution

      The operating contribution of $1.4 million in the second quarter of 2001 increased by $2.2 million compared with the second quarter of 2000. Commercial Corp. purchased $33 million of Portfolio Assets during the second quarter of 2001 through the Acquisition Partnerships compared to $154 million in acquisitions in the second quarter of 2000. Commercial Corp. invested $4.9 million in equity in Acquisition Partnerships in the second quarter of 2001 and 2000. There were no purchases of Portfolio Assets by wholly owned subsidiaries during the second quarter of 2001 and 2000. Commercial Corp.’s quarter end investment in Portfolio Assets decreased to $23.0 million in the second quarter of 2001 from $30.9 million in the second quarter of 2000 as a result of regular pay-downs on the assets and provisions for loan losses of certain assets.

      Servicing fee revenues.   Servicing fees increased by 39% to $3.2 million in the second quarter of 2001 from $2.3 million in the second quarter of 2000 primarily as a result of increased operations from Acquisition Partnerships in Mexico formed during 2000 and 1999. The service fees for the Mexico Acquisition Partnerships are based on operating expenses, unlike the Acquisition Partnerships in the United States and France, which are primarily based on collections.

      Gain on resolution of Portfolio Assets.   The net gain on resolution of Portfolio Assets decreased 69% or $.5 million, primarily as a result of the decreased proceeds and lower gross profit. Proceeds from the resolution of Portfolio Assets decreased by 44% to $1.4 million in the second quarter of 2001 from $2.5 million in the second quarter of 2000. The weighted average gross profit percentage on the resolution of Portfolio Assets in the second quarter of 2001 was 15.6% as compared to 27.1% in the second quarter of 2000.

      Equity in earnings of investments.   Commercial Corp.’s equity in earnings of Acquisition Partnerships increased 188% to $3.5 million in the second quarter of 2001 compared to $1.2 million in the second quarter of 2000. The Acquisition Partnerships reflected net earnings of $16.6 million in the second quarter of 2001 compared to $12.8 million in the second quarter of 2000. Equity in earnings of Servicing Entities was not significant.

      Interest income.   Interest income increased $1.0 million or 291% as a result of increased balances of investment loans receivable from the Mexico Acquisition Partnerships.

      Other revenues.   Other revenues increased $.2 million or 68% primarily due to certain consulting fees received during the second quarter of 2001. These fees will vary from period to period.

      Operating expenses.   Operating expenses increased $1.9 million or 33% primarily as a result of increased payroll and other operating costs in Mexico.

      Interest and fees on notes payable increased $.3 million or 40% due to average debt for the quarter increasing to $46.0 million in the second quarter of 2001 from $32.0 million in the second quarter of 2000.

      Salaries and benefits rose $.7 million or 54% primarily due to increased servicing personnel in Mexico. Total personnel increased from 77 in 2000 to 114 in 2001.

      The provision for loan and impairment losses was flat year to year, and primarily related to declines in the value of certain real estate assets held in a wholly owned portfolio.

      Occupancy, data processing and other expenses increased $.9 million or 46% due to increased servicing operations in Mexico.

Consumer Lending

      The operating contribution for the second quarter of 2001 was $5.1 million (including a $.3 million cumulative effect of accounting change) compared to an operating loss of $.3 million during the second quarter of 2000. In the second quarter of 2001, the contribution resulted primarily from equity in earnings of $6.7 million from Drive, which completed a securitization of $286 million in automobile receivables. In the second quarter of 2000, the automobile finance operations were consolidated with the Company and there was no securitization. During the second quarter of 2000, the Company recorded a $.3 million charge for the cumulative effect of a change in accounting principle relating to the Company’s equity investment in Drive.

      Excluding equity in earnings of investment, revenues decreased due to the sale of 49% of the Company’s equity interest in the automobile finance operation.

      Equity in earnings of investment.   As a result of the sale of 49% of the equity interest in the Company’s automobile finance operation, the Company’s interest in the net operations of Drive has been recorded (since August 1, 2000) as equity in earnings of investments.

      Operating expenses.   Total operating expenses declined primarily as a result of the sale of 49% of the Company’s equity interest in its automobile finance operation.

Other Items Affecting Operations

      The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.

      Corporate overhead.   Company level interest expense decreased by 69% to $1.2 million in the second quarter of 2001 from $4.0 million in the second quarter of 2000 as a result of lower levels of debt. Other corporate overhead expenses declined $.5 million.

      Income taxes.   Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in 2001 and a $7.0 million deferred tax provision in 2000.

First Six Months of 2001 Compared to First Six Months of 2000

      The Company reported earnings from continuing operations of $5.5 million in the first six months of 2001. Net earnings to common stockholders were $3.2 million in the first six months of 2001 compared to a loss of $20.4 million in the first six months of 2000. On a per share basis, basic and diluted net earnings attributable to common stockholders were $.38 in 2001 compared to a loss of $2.44 in 2000. Components of earnings for the six months ended June 30, 2001 and 2000, respectively, were as follows:

	Six Months Ended
	June 30,

	2001	2000

Portfolio Asset Acquisition and Resolution	$7,077	$2,013

Consumer	3,899	1,936

Corporate interest	(2,643)	(7,744)

Corporate overhead	(2,540)	(3,312)

Accrued preferred dividends	(1,284)	(1,284)

Cumulative effect of accounting change	(304)	—

Discontinued operations	(1,000)	(5,000)

Increase in the valuation allowance for the deferred tax asset	—	(7,000)

Net earnings (loss) to common shareholders	$3,205	$(20,391)

Portfolio Asset Acquisition and Resolution

      The operating contribution of $7.1 million in 2001 increased by $5.1 million, or 252%, compared with 2000. Commercial Corp. purchased $120 million of Portfolio Assets during 2001 through the Acquisition Partnerships compared to $168 million in acquisitions in 2000. Commercial Corp.’s investment in Portfolio Assets decreased to $23.0 million in 2001 from $30.9 million in 2000. Commercial Corp. invested $13.3 million in equity in Portfolio Assets in 2001 compared to $6.8 million in 2000.

      Servicing fee revenues.   Servicing fees increased by 44% to $5.7 million in 2001 from $3.9 million in 2000 primarily as a result of increased operations from Acquisition Partnerships in Mexico formed during 2000 and 1999. The service fees for the Mexico Acquisition Partnerships are based on operating expenses, unlike the Acquisition Partnerships in the United States and France, which are primarily based on collections.

      Gain on resolution of Portfolio Assets.   Proceeds from the resolution of Portfolio Assets decreased by 53% to $3.2 million in 2001 from $6.8 million in 2000. The net gain on resolution of Portfolio Assets decreased 76% or $1.3 million, primarily as a result of the decreased proceeds and lower gross profit. The weighted average gross profit percentage on the resolution of Portfolio Assets in 2001 was 13.5% as compared to 25.9% in 2000.

      Equity in earnings of investments.   Commercial Corp.’s equity in earnings of Acquisition Partnerships increased 75% to $6.7 million in 2001 compared to $3.8 million in 2000. The Acquisition Partnerships reflected net earnings of $11.5 million in 2001 compared to $22.8 million in 2000. Equity in earnings of Servicing Entities were $1.0 million in 2001 due to significant earnings recorded by one French entity in which the Company has a 33% ownership.

      Interest income.   Interest income increased $1.9 million or 249% as a result of increased balances of investment loans receivable from the Mexico Acquisition Partnerships.

      Gain on sale of interest in equity investment.   During the period, the Company sold a portion of its equity investment in a domestic Acquisition Partnership for $7.0 million resulting in a gain of $3.1 million.

      Other revenues.   Other revenues declined $.3 million or 38% primarily due to certain consulting fees received in 2000. These fees will vary from period to period.

      Operating expenses.   Operating expenses increased $3.8 million or 42% primarily as a result of increased debt costs, the write-down of a Portfolio Asset, and increased operating costs in Mexico.

      Interest and fees on notes payable increased $.7 million or 52% due to average debt for 2001 increasing to $43.5 million from $31.4 million in 2000. Also, the average cost of borrowing increased from 8.85% in 2000 to 9.71% in 2001.

      Salaries and benefits increased $.8 million or 30% primarily due to increased servicing personnel in Mexico. Total personnel increased from 77 in 2000 to 114 in 2001.

      The provision for loan and impairment losses totaled $2.1 million and can be attributed to the write-down in estimated future collections of certain Portfolio Asset pools.

      Occupancy, data processing and other expenses increased $1.8 million or 51% due to increased operations in Mexico.

Consumer Lending

      The operating contribution for 2001 was $3.6 million (including a $.3 million cumulative effect of accounting change) compared to $1.9 million during 2000. In 2001, the contribution resulted primarily from equity in earnings of $4.8 million from Drive. In 2000, the automobile finance operations were consolidated with the Company, which recognized a securitization gain of $2.8 million. During the second quarter of 2000, the Company recorded a $.3 million charge for the cumulative effect of a change in accounting principle relating to the Company’s equity investment in Drive.

      Excluding equity in earnings of investment, revenues decreased due to the sale of 49% of the Company’s equity interest in the automobile finance operation.

      Equity in earnings of investment.   As a result of the sale of 49% of the equity interest in the Company’s automobile finance operation, the Company’s interest in the net operations of Drive has been recorded (since August 1, 2000) as equity in earnings of investments.

      Operating expenses.   Total operating expenses declined primarily as a result of the sale of 49% of the Company’s equity interest in its automobile finance operation.

Other Items Affecting Operations

      The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.

      Corporate overhead.   Company level interest expense decreased by 66% to $2.6 million in 2001 from $7.7 million in 2000 as a result of lower levels of debt. Other corporate overhead expenses declined $.8 million.

      Income taxes.   Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in 2001 and a $7.0 million deferred tax provision in 2000.

Liquidity and Capital Resources

      Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to the Acquisition Partnerships, retirement of and dividends on preferred stock, and other investments by the Company. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt, dividends from the Company’s subsidiaries, short-term borrowings from revolving lines of credit, proceeds from equity market transactions and securitizations and other structured finance transactions and other special purpose short-term borrowings.

      IFA Parent has an option to acquire a warrant for 1,975,000 shares of the Company’s non-voting Common Stock; the option can be exercised after December 31, 2001 if the Company’s $12 million Term Loan B owed to IFA Parent and The Bank of Scotland remains outstanding, but not prior to that date. The strike price is $2.3125 per share. In the event that prior to December 31, 2001 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate. IFA Parent and the Company have extended the initial exercise date for this option to acquire a warrant for 1,975,000 shares from August 31, 2001 to December 31, 2001. IFA Parent and the Company extended the exercise date to allow the Company additional time to pursue possible restructure alternatives which would otherwise be limited due to change of control issues related to its substantial NOLs.

      IFA Parent also has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. In the event that Term Loan B is terminated prior to December 31, 2001 through a transaction involving the issuance of warrants, IFA Parent is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock. IFA Parent and the Company have amended the warrant to extend the date from August 31, 2001 to December 31, 2001 to correspond to the extension of the initial exercise date of the option described in the preceding paragraph.

      Currently, the Company has approximately 1.2 million preferred shares outstanding with accrued and unpaid dividends of approximately $5.1 million. Term Loan B, which resulted from the corporate debt restructure completed in August 2000, restricts the payment of dividends on these shares until it is repaid in full. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that preferred dividends will be paid in 2001. Management continues to evaluate various alternatives, including an overall corporate restructure to maximize long term stockholder value.

      During the second quarter of 2000, the Portfolio Asset acquisition and resolution group of the Company entered into a $17 million loan facility with Cargill. This facility is being used exclusively to provide equity in new portfolio acquisitions in partnerships with Cargill. In January 2001, the maximum principal balance under the revolving facility was increased to $30 million.

      On July 3, 2001, IFA Parent provided a $3.7 million loan to the Company to allow an affiliate of Commercial Corp. to invest in an investor in an Acquisition Partnership, which was acquiring Portfolio Assets in Mexico. The term loan provides for an interest rate of prime plus 7% and matures on December 31, 2001. The $3.7 million term loan is secured by the ownership interest in the investor in the Acquisition Partnership. The $3.7 million term loan provides for a $200,000 fee to be paid to IFA Parent.

      The Company and each of its major operating subsidiaries have entered into one or more credit facilities to finance their respective operations. Each of the operating subsidiary credit facilities is nonrecourse to the Company, except as described below. The Company and Funding LP are parties to an Insurance Agreement and Letter Agreement related to the FCAR LLC Retail Automobile Installment Loan Agreement Financing Facility provided by Enterprise Funding Corporation (the “Enterprise Facility”). These agreements require the Company and Funding LP, as servicer and seller, to (i) purchase nonconforming contracts in the event that the seller, the servicer, or the related originator fails to repurchase any contract which is required to be repurchased, (ii) pay certain premiums and other expenses, and (iii) indemnify Enterprise Funding Corporation, the collateral agent, and the insurance provider. Additionally, the Company, pursuant to the terms of the Letter Agreement, has agreed to make certain secondary servicer advances. The Enterprise Facility was terminated on April 6, 2001 in connection with a $100 million warehouse facility provided by Enterprise Funding Corporation. The Company has agreed to indemnify IFA Parent for 31% of losses which might arise as a result of agreements IFA Parent executed as a sponsor in connection with the $100 million warehouse facility and the securitizations completed by Drive. The Company has also provided a guaranty limited to a maximum amount of up to $4 million of a $60 million term loan from IFA Parent to Drive.

      Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships and the term and warehouse facilities of Drive, as of June 30, 2001, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $109 million and outstanding borrowings of $96 million.

      Management believes that the IFA Parent loan facilities, along with the liquidity from the Cargill line, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly-owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

      The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of August 14, 2001 and the outstanding borrowings under such facilities as of June 30, 2001.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	August 14,	June 30,
	2001	2001	Interest Rate	Other Terms and Conditions

	(Dollars in millions)

FirstCity

Company Senior Facility:

Revolving Line of Credit	$10	$2	LIBOR + 2.5%	Secured by the assets of

Term Loan A	31	31	LIBOR + 2.5%	the Company, matures

Term Loan B	12	12	Prime	December 2003

Term Loan D	4	—	Prime + 7%	Secured by ownership interest

				in certain Acquisition

				Partnerships, matures

				December 2001

Term credit facility	4	4	LIBOR + 5.0%	Secured by ownership

				interests in certain

				Acquisition partnerships

				matures February 2002

Commercial Corp.

Acquisition facility	5	5	LIBOR + 4.0%	Secured by existing

				Portfolio Assets, matures

				September 2002

Term facilities	13	13	Fixed at	Secured by Portfolio

			7.00% to	Assets, matures June,

			7.66%	2002 and November 2002

Equity investment facility	30	29	LIBOR + 4.5%	Acquisition facility for

				the investment in future

				Acquisition partnerships,

				matures March 2002

Total	$109	$96

Unconsolidated

Acquisition Partnerships

term Facilities (1)	$196	$196	Fixed at 10%,	Secured by Portfolio

			LIBOR + 2.25%	Assets, various Maturities

			to 5% and

			Prime + 1% to

			7%

Unconsolidated Drive

Warehouse Facility	$150	$44	LIBOR + 1	Secured by warehouse

				inventory, Commitment

				Termination Date is

				February 2002; Final

				Scheduled Payment Date

				matures 72 months after

				Commitment Termination

				Date

Warehouse Facility	100	—	Rate based on	Secured by warehouse

			commercial	inventory, matures April

			paper rates	2002

			combined with

			certain

			facility fees

Term Facility	38	38	LIBOR	Secured by residual

				interests, matures August 2003

	$288	$82

(1)	In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Mexican Acquisition Partnerships also have term debt of approximately $257 million outstanding as of June 30, 2001 owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $18 million as Loans Receivable on the Consolidated Balance Sheets.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company’s strategic objectives and future performance, which are not historical facts, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, the performance of the Company’s subsidiaries and affiliates, the availability of Portfolio Assets; assumptions underlying asset performance; the impact of certain covenants in loan agreements of the Company and its subsidiaries; continued availability of the Company’s credit facilities; the degree to which the Company is leveraged; the ability of the Company to utilize NOLs; interest rate risk; prepayment speeds; delinquency and default rates; credit loss rates; changes (legislative and otherwise) in the asset securitization industry; demand for the Company’s services; fluctuations in residential and commercial real estate values; risk of declining value of collateral; capital market conditions, including the markets for asset-backed securities; risks associated with foreign operations; currency exchange rate fluctuations; general economic conditions; changes in foreign political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; the ability to attract and retain qualified personnel; uncertainties of any litigation filed in the Harbor bankruptcy proceedings; factors more fully discussed and identified in the Company’s Annual Report on Form 10-K, filed April 13, 2001 (including those discussed under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as in the Company’s other filings with the Securities and Exchange Commission. Many of these factors are beyond the Company’s control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

      Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s operations are materially impacted by net gains on sales of loans and net interest margins. The level of gains from loan sales the Company achieves is dependent on demand for the products originated. Net interest margins are dependent on the Company to maintain the spread or interest differential between the interest it charges the customer for loans and the interest the Company is charged for the financing of those loans. The following describes each component of interest bearing assets held by the Company and how each could be affected by changes in interest rates.

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

      The Company’s equity investment in Drive is materially impacted by net gains realized on securitization transactions and net interest margins. The sub-prime loans that Drive sells are included in asset-backed securities the investor or purchaser issues. These securities are priced at spreads over the LIBOR or an equivalent term treasury security. These spreads are determined by demand for the security. Demand is affected by the perception of credit quality and prepayment risk associated with the loans Drive originates and sells. The timing and size of the securitizations could also have a material effect on the net income of Drive. Interest rates offered to customers also affect prices paid for loans. These rates are determined by review of competitors’ rate offerings to the public and current prices being paid to Drive for the products. Drive does not hedge these price risks.

      Drive’s residual interests in securitizations represent the present value of the excess cash flows Drive expects to receive over the life of the underlying sub-prime automobile loans. The sub-prime automobile residual interests are affected less by prepayment speeds due to the shorter term of the underlying assets and the fact that the loans are fixed rate, generally at the highest rate allowable by law.

      Additionally the Company has various sources of financing which have been previously described in the Liquidity and Capital Resources section of Item 2.

      In summary, the Company would be negatively impacted by rising interest rates and declining prices for its sub-prime loans. Rising interest rates would negatively impact the value of residual interests in securitizations and costs of borrowings. Declining prices for the Company’s sub-prime loans would adversely affect the levels of gains achieved upon the sale of those loans. There have been no material changes in the quantitative and qualitative risks of the Company since December 31, 2000.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

      The Company and Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage Corporation) filed suit in the Federal District Court for the Western District of Texas, Waco Division, against Chase Bank of Texas, N.A. and Chase Securities, Inc. in September 1999 seeking damages resulting from alleged violations by the defendants of the Bank Holding Company Act and from civil conspiracy engaged in by the defendants, and injunctive relief, arising from an engagement letter entered into between the Company and Chase Securities, Inc. relating to the sale of assets or securities of Harbor Financial Group, Inc., Harbor Financial Mortgage Corporation and their subsidiaries (collectively “Harbor”). The Company alleged that Chase Bank of Texas, N.A. conditioned its extension of credit to Harbor on the retention of Chase Securities, Inc. by the Company and Harbor violated the Bank Holding Company Act. The Company additionally sought a judicial declaration that the plaintiffs were not obligated to pay any commission to Chase Securities, Inc. under the engagement letter. The actual damages sought by the Company were in excess of $200 million. The Company also sought recovery of three times its damages pursuant to the Bank Holding Company Act and recovery of its costs of court, including reasonable attorneys fees. A motion to dismiss the Texas suit was granted based upon a provision in the engagement letter that provided that any suit arising from the engagement letter would be pursued in the State of New York. The Company has requested leave of the Supreme Court for the State of New York to amend its answer in that proceeding to include these claims as a counterclaim to the suit brought by Chase Securities, Inc. and an action against Chase Bank of Texas, N.A.

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

      On October 14, 1999, Harbor Financial Group, Inc. (“Harbor Parent”), Harbor Financial Mortgage Corporation (“Harbor”) and four subsidiaries of Harbor filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On December 14, 1999, the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings, initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Harbor alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers; improper transfer of funds from the Harbor related entities to FirstCity. The claims also include fraudulent and preferential transfer of assets of the Harbor entities, fraud and conspiracy. The Company believes that these claims are without merit and that it also has valid defenses to these claims. The Company intends to vigorously contest these claims.

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

ITEM 3. Defaults Upon Senior Securities

      In the third quarter of 1999, dividends on the Company’s adjusting rate preferred stock were suspended. At June 30, 2001, accumulated dividends in arrears on such preferred stock totaled $5.1 million, or $4.20 per share.

ITEM 4. Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of stockholders (the “Annual Meeting”) on June 21, 2001. The following items of business were considered at the Annual Meeting.

      (a)   Election of Directors

      The following were elected as directors to serve as members of the Company’s Board of Directors until the Company’s 2002 annual meeting of stockholders. The number of votes cast for each nominee was as follows:

	Votes	Votes
Nominee	For	Against	Abstained

James R. Hawkins	7,116,953	29,676	0

C. Ivan Wilson	7,116,953	29,676	0

James T. Sartain	7,116,953	29,676	0

Richard E. Bean	7,116,953	29,676	0

Dane Fulmer	7,116,953	29,676	0

Robert E. Garrison II	7,116,896	29,733	0

Jeffery D. Leu	7,116,896	29,733	0

David W. MacLennan	7,116,890	29,739	0

      (b)   Ratification of Appointment of Auditors

      A proposal to ratify the Board of Directors’ appointment of KPMG LLP as the Company’s independent auditors for 2001 was approved by the stockholders. The number of votes for the proposal: 7,109,815; votes withheld: 11,220; abstentions: 25,594.

ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

Exhibit
Number		Description

2.1	—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

2.2	—	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

4.1	—	Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

4.2	—	Warrant Agreement, dated July 3, 1995, by and between the Company and American Stock Transfer & Trust Company, as Warrant Agent (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

4.3	—	Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor Financial Mortgage Company Employees Pension Plan, Lindsey Capital Corporation, Ed Smith and Thomas E. Smith. (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

4.4	—	Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company. (incorporated herein by reference to Exhibit 4.4 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

4.5	—	Registration Rights Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company. (incorporated herein by reference to Exhibit 4.5 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 24, 1998).

10.1	—	Trust Agreement of FirstCity Liquidating Trust, dated July 3, 1995 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form
8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

10.2	—	Investment Management Agreement, dated July 3, 1995, between the Company and FirstCity Liquidating Trust (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

10.3	—	Lock-Box Agreement, dated July 11, 1995, among the Company, NationsBank of Texas, N.A., as lock-box agent, FirstCity Liquidating Trust, FCLT Loans, L.P., and the other Trust-Owned Affiliates signatory thereto, and each of NationsBank of Texas, N.A. and Fleet National Bank, as co-lenders (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).

10.4	—	Custodial Agreement, dated July 11, 1995, among Fleet National Bank, as custodian, Fleet National Bank, as agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and the Company (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).

10.5	—	Tier 3 Custodial Agreement, dated July 11, 1995, among the Company, as custodian, Fleet National Bank, as agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and the Company, as servicer (incorporated herein by reference to Exhibit 10.5 of the Company’s Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).

10.6	—	12/97 Amended and Restated Facilities Agreement, dated effective as of December 3, 1997, among Harbor Financial Mortgage Corporation, New America Financial, Inc., Texas Commerce Bank National Association and the other warehouse lenders party thereto. (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.7	—	Modification Agreement, dated January 26, 1998, to the Amended and Restated Facilities Agreement, dated as of December 3, 1997, among Harbor Financial Mortgage Corporation, New America Financial, Inc. and Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association). (incorporated herein by reference to Exhibit 10.7 of the company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.8	—	$50,000,000 3/98 Chase Texas Temporary Additional Warehouse Note, dated March 17, 1998, by Harbor Financial Mortgage Corporation and New America Financial, Inc., in favor of Chase Bank of Texas, National Association. (incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.9	—	Employment Agreement, dated as of July 1, 1997, by and between Harbor Financial Mortgage Corporation and Richard J. Gillen. (incorporated herein by reference to Exhibit 10.9 of the Company’s 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.10	—	Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R. Brower, with similar agreements between FC Capital Corp. and each of James H. Aronoff and Christopher J. Morrissey. (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.11	—	Shareholder Agreement, dated as of September 8, 1997, among FirstCity Funding Corporation, FirstCity Consumer Lending Corporation, Thomas R. Brower, Scot A. Foith, Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves, Stephen H. Trent and Blake P. Bozman. (incorporated herein by reference to Exhibit 10.11 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.12	—	Revolving Credit Loan Agreement, dated as of March 20, 1998, by and between FC Properties, Ltd. and Nomura Asset Capital Corporation. (incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.13	—	Revolving Credit Loan Agreement, dated as of February 27, 1998, by and between FH Partners, L.P. and Nomura Asset Capital Corporation. (incorporated herein by reference to Exhibit 10.13 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.14	—	Note Agreement, dated as of June 6, 1997, among Bosque Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque

Investment Realty Partners, L.P. and Bankers Trust Company of California, N.A. (incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.15	—	60,000,000 French Franc Revolving Promissory Note, dated September 25, 1997, by J-Hawk International Corporation in favor of the Bank of Scotland. (incorporated herein by reference to Exhibit 10.15 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.16	—	Loan Agreement, dated as of September 25, 1997, by and between Bank of Scotland and J-Hawk International Corporation. (incorporated herein reference to Exhibit 10.16 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.17	—	Guaranty Agreement, dated as of September 25, 1997, by J-Hawk (incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.18	—	Guaranty Agreement, dated as of September 25, 1997, by FirstCity Financial Corporation in favor of Bank of Scotland. (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.19	—	Warehouse Credit Agreement, dated as of May 17, 1996, among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust and National Auto Funding Corporation. (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.20	—	Funding Commitment, dated as of May 17, 1996 by and between ContiTrade Services L.L.C. and The Company. (incorporated herein by reference to Exhibit 10.20 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.21	—	Revolving Credit Agreement, dated as of December 29, 1995, by and between the Company and Cargill Financial Services Corporation, as amended by the Eighth Amendment to Revolving Credit Agreement dated February 1998. (incorporated herein by reference to Exhibit 10.21 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.22	—	Master Repurchase Agreement Governing Purchased and Sales of Mortgage Loans, dated as of July 1998, between Lehman Commercial Paper Inc. and FHB Funding Corp. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 18, 1998).

10.23	—	Warehouse Credit Agreement, dated as of April 30, 1998 among ContiTrade Services, L.L.C., FirstCity Consumer Lending Corporation, FirstCity Auto Receivables L.L.C. and FirstCity Financial Corporation. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).

10.24	—	Servicing Agreement, dated as of April 30, 1998 among FirstCity Auto Receivables L.L.C. , FirstCity Servicing Corporation of California, FirstCity Consumer Lending Corporation and ContiTrade Services L.L.C. (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).

10.25	—	Security and Collateral Agreement, dated as of April 30, 1998 among FirstCity Auto Receivables L.L.C., ContiTrade Services L.L.C. and Chase Bank of Texas, National Association. (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).

10.26	—	Loan Agreement, dated as of July 24, 1998, between FirstCity Commercial Corporation and CFSC Capital Corp. XXX (incorporated herein by reference Exhibit 10.5 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).

10.27	—	Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).

10.28	—	First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).

10.29	—	Employment Agreement, dated October 1, 1998, by and between FirstCity. Financial Mortgage Corporation, and Buddy L. Terrell (incorporated herein by reference to Exhibit 10.29 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

10.30	—	Security Agreement, dated as of April 30, 1998 among Enterprise Funding Corporation, FCAR Receivables L.L.C., MBIA Insurance Corporation, FirstCity Funding Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a Loan Servicing enterprise (incorporated herein by reference to Exhibit 10.30 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

10.31	—	Note purchase agreement, dated March 30, 1999 among Enterprise Funding Corporation, FCAR Receivables, L.L.C. and NationsBank, N.A. (incorporated herein by reference to Exhibit 10.31 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

10.32	—	Custodian Agreement, dated March 30, 1999, among FCAR Receivables L.L.C., FirstCity Funding Corporation, NationsBank, N.A., Enterprise Funding Corporation and Chase Bank of Texas, N.A. (incorporated herein by reference to Exhibit 10.32 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

10.33	—	100,000,000 dollar form of note, dated March 30, 1999 among FCAR Receivables LLC, Enterprise Funding Corporation and NationsBank, N.A. (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

10.33	—	Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America Financial, Inc., FirstCity Financial Mortgage Corporation, and Guaranty Federal Bank F.S.B. as Administrative Agent and Bank One, Texas, N.A. as Collateral Agent (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-Q dated August 16, 1999, filed with the commission on August 16, 1999).

10.34	—	Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.34 of the Company’s Form 10-Q dated August 16, 1999, filed with the Commission on August 16, 1999).

10.35	—	Amended and Restated Loan Agreement, dated December 20, 1999, by and among FirstCity Financial Corporation as Borrower and The Lenders Named Herein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 22, 1999, filed with the commission on December 28, 1999).

10.36	—	Subordinated Secured Senior Note Purchase Agreement, dated December 20, 1999, between FirstCity Financial Corporation, as Issuer and IFA Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated December 22, 1999, filed with the commission on December 28, 1999).

10.37	—	Employment Agreement, dated October 1, 1999, by and between FirstCity Commercial Corporation and Terry R. DeWitt. (incorporated herein by reference to Exhibit 10.37 of the Company’s Form 10-K dated April 6, 2000, filed with the commission on April 6, 2000).

10.38	—	Employment Agreement, dated October 1, 1999, by and between FirstCity Commercial Corporation and G. Stephen Fillip. (incorporated herein by reference to Exhibit 10.38 of the Company’s Form 10-K dated April 6, 2000, filed with the commission on April 6, 2000).

10.39	—	Shareholder Agreement, dated October 1, 1999, by and among FirstCity Holdings Corporation, FirstCity Commercial Corporation, Terry R. DeWitt, G. Stephen Fillip and James C. Holmes. (incorporated herein by reference to Exhibit 10.39 of the Company’s Form 10-K dated April 6, 2000, filed with the commission on April 6, 2000).

10.40	—	Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein by reference to Exhibit 10.40 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).

10.41	—	Contribution and Assumption Agreement by and between Consumer Corp. and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.41 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).

10.42	—	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).

10.43	—	Second Amendment to Amended and Restated Loan Agreement, dated December 20, 1999, by and among the Company, as borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).

10.44	—	Receivables Financing Agreement, dated August 18, 2000, among Drive BOS LP, Drive Financial Services LP, each Lender, IPA Inc. and Wells Fargo Bank Minnesota, N.A (incorporated herein by reference to Exhibit 10.44 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission of April 13, 2001).

10.45	—	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission of April 13, 2001).

10.46	—	Second Amendment, dated as of February 16, 2001, to the Receivables Financing Agreement, dated as of August 18, 2000, among Drive BOS LP, Drive Financial Services LP the Lenders party thereto, IPA Incorporated and Wells Fargo Bank Minnesota, NA(incorporated herein by reference to Exhibit 10.46 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission of April 13, 2001).

10.47	—	Subordinate Capital Loan Agreement, dated as of February 16, 2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and IPA Incorporated (incorporated herein by reference to Exhibit 10.47 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission of April 13, 2001).

      (b)   Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Securities and Exchange Commission during the quarterly period ended June 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION

By:	/s/ JAMES T. SARTAIN

James T. Sartain President and Chief Executive Officer and Director (Duly authorized officer of the Registrant)

By:	/s/ J. BRYAN BAKER

J. Bryan Baker Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer of the Registrant)

Dated: August 14, 2001

EXHIBIT INDEX

Exhibit
Number		Description

2.1	—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

2.2	—	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

4.1	—	Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

4.2	—	Warrant Agreement, dated July 3, 1995, by and between the Company and American Stock Transfer & Trust Company, as Warrant Agent (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

4.3	—	Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor Financial Mortgage Company Employees Pension Plan, Lindsey Capital Corporation, Ed Smith and Thomas E. Smith. (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

4.4	—	Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company. (incorporated herein by reference to Exhibit 4.4 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

4.5	—	Registration Rights Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company. (incorporated herein by reference to Exhibit 4.5 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 24, 1998).

10.1	—	Trust Agreement of FirstCity Liquidating Trust, dated July 3, 1995 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form
8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

10.2	—	Investment Management Agreement, dated July 3, 1995, between the Company and FirstCity Liquidating Trust (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

10.3	—	Lock-Box Agreement, dated July 11, 1995, among the Company, NationsBank of Texas, N.A., as lock-box agent, FirstCity Liquidating Trust, FCLT Loans, L.P., and the other Trust-Owned Affiliates signatory thereto, and each of NationsBank of Texas, N.A. and Fleet National Bank, as co-lenders (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).

10.4	—	Custodial Agreement, dated July 11, 1995, among Fleet National Bank, as custodian, Fleet National Bank, as agent,

FCLT Loans, L.P., FirstCity Liquidating Trust, and the Company (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).

10.5	—	Tier 3 Custodial Agreement, dated July 11, 1995, among the Company, as custodian, Fleet National Bank, as agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and the Company, as servicer (incorporated herein by reference to Exhibit 10.5 of the Company’s Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).

10.6	—	12/97 Amended and Restated Facilities Agreement, dated effective as of December 3, 1997, among Harbor Financial Mortgage Corporation, New America Financial, Inc., Texas Commerce Bank National Association and the other warehouse lenders party thereto. (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.7	—	Modification Agreement, dated January 26, 1998, to the Amended and Restated Facilities Agreement, dated as of December 3, 1997, among Harbor Financial Mortgage Corporation, New America Financial, Inc. and Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association). (incorporated herein by reference to Exhibit 10.7 of the company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.8	—	$50,000,000 3/98 Chase Texas Temporary Additional Warehouse Note, dated March 17, 1998, by Harbor Financial Mortgage Corporation and New America Financial, Inc., in favor of Chase Bank of Texas, National Association. (incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.9	—	Employment Agreement, dated as of July 1, 1997, by and between Harbor Financial Mortgage Corporation and Richard J. Gillen. (incorporated herein by reference to Exhibit 10.9 of the Company’s 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.10	—	Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R. Brower, with similar agreements between FC Capital Corp. and each of James H. Aronoff and Christopher J. Morrissey. (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.11	—	Shareholder Agreement, dated as of September 8, 1997, among FirstCity Funding Corporation, FirstCity Consumer Lending Corporation, Thomas R. Brower, Scot A. Foith, Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves, Stephen H. Trent and Blake P. Bozman. (incorporated herein by reference to Exhibit 10.11 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.12	—	Revolving Credit Loan Agreement, dated as of March 20, 1998, by and between FC Properties, Ltd. and Nomura Asset Capital Corporation. (incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.13	—	Revolving Credit Loan Agreement, dated as of February 27, 1998, by and between FH Partners, L.P. and Nomura Asset Capital Corporation. (incorporated herein by reference to Exhibit 10.13 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.14	—	Note Agreement, dated as of June 6, 1997, among Bosque Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque Investment Realty Partners, L.P. and Bankers Trust Company of California, N.A. (incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.15	—	60,000,000 French Franc Revolving Promissory Note, dated September 25, 1997, by J-Hawk International Corporation in favor of the Bank of Scotland. (incorporated herein by reference to Exhibit 10.15 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.16	—	Loan Agreement, dated as of September 25, 1997, by and between Bank of Scotland and J-Hawk International Corporation. (incorporated herein reference to Exhibit 10.16 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.17	—	Guaranty Agreement, dated as of September 25, 1997, by J-Hawk (incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.18	—	Guaranty Agreement, dated as of September 25, 1997, by FirstCity Financial Corporation in favor of Bank of Scotland. (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.19	—	Warehouse Credit Agreement, dated as of May 17, 1996, among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust and National Auto Funding Corporation. (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.20	—	Funding Commitment, dated as of May 17, 1996 by and between ContiTrade Services L.L.C. and The Company. (incorporated herein by reference to Exhibit 10.20 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.21	—	Revolving Credit Agreement, dated as of December 29, 1995, by and between the Company and Cargill Financial Services Corporation, as amended by the Eighth Amendment to Revolving Credit Agreement dated February 1998. (incorporated herein by reference to Exhibit 10.21 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.22	—	Master Repurchase Agreement Governing Purchased and Sales of Mortgage Loans, dated as of July 1998, between Lehman Commercial Paper Inc. and FHB Funding Corp. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 18, 1998).

10.23	—	Warehouse Credit Agreement, dated as of April 30, 1998 among ContiTrade Services, L.L.C., FirstCity Consumer Lending Corporation, FirstCity Auto Receivables L.L.C. and FirstCity Financial Corporation. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).

10.24	—	Servicing Agreement, dated as of April 30, 1998 among FirstCity Auto Receivables L.L.C. , FirstCity Servicing Corporation of California, FirstCity Consumer Lending Corporation and ContiTrade Services L.L.C. (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).

10.25	—	Security and Collateral Agreement, dated as of April 30, 1998 among FirstCity Auto Receivables L.L.C., ContiTrade Services L.L.C. and Chase Bank of Texas, National Association. (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).

10.26	—	Loan Agreement, dated as of July 24, 1998, between FirstCity Commercial Corporation and CFSC Capital Corp. XXX (incorporated herein by reference Exhibit 10.5 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).

10.27	—	Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).

10.28	—	First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).

10.29	—	Employment Agreement, dated October 1, 1998, by and between FirstCity. Financial Mortgage Corporation, and Buddy L. Terrell (incorporated herein by reference to

Exhibit 10.29 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

10.30	—	Security Agreement, dated as of April 30, 1998 among Enterprise Funding Corporation, FCAR Receivables L.L.C., MBIA Insurance Corporation, FirstCity Funding Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a Loan Servicing enterprise (incorporated herein by reference to Exhibit 10.30 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

10.31	—	Note purchase agreement, dated March 30, 1999 among Enterprise Funding Corporation, FCAR Receivables, L.L.C. and NationsBank, N.A. (incorporated herein by reference to Exhibit 10.31 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

10.32	—	Custodian Agreement, dated March 30, 1999, among FCAR Receivables L.L.C., FirstCity Funding Corporation, NationsBank, N.A., Enterprise Funding Corporation and Chase Bank of Texas, N.A. (incorporated herein by reference to Exhibit 10.32 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

10.33	—	100,000,000 dollar form of note, dated March 30, 1999 among FCAR Receivables LLC, Enterprise Funding Corporation and NationsBank, N.A. (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

10.33	—	Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America Financial, Inc., FirstCity Financial Mortgage Corporation, and Guaranty Federal Bank F.S.B. as Administrative Agent and Bank One, Texas, N.A. as Collateral Agent (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-Q dated August 16, 1999, filed with the commission on August 16, 1999).

10.34	—	Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.34 of the Company’s Form 10-Q dated August 16, 1999, filed with the Commission on August 16, 1999).

10.35	—	Amended and Restated Loan Agreement, dated December 20, 1999, by and among FirstCity Financial Corporation as Borrower and The Lenders Named Herein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 22, 1999, filed with the commission on December 28, 1999).

10.36	—	Subordinated Secured Senior Note Purchase Agreement, dated December 20, 1999, between FirstCity Financial Corporation, as Issuer and IFA Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated December 22, 1999, filed with the commission on December 28, 1999).

10.37	—	Employment Agreement, dated October 1, 1999, by and between FirstCity Commercial Corporation and Terry R. DeWitt. (incorporated herein by reference to Exhibit 10.37 of the Company’s Form 10-K dated April 6, 2000, filed with the commission on April 6, 2000).

10.38	—	Employment Agreement, dated October 1, 1999, by and between FirstCity Commercial Corporation and G. Stephen Fillip. (incorporated herein by reference to Exhibit 10.38 of the Company’s Form 10-K dated April 6, 2000, filed with the commission on April 6, 2000).

10.39	—	Shareholder Agreement, dated October 1, 1999, by and among FirstCity Holdings Corporation, FirstCity Commercial Corporation, Terry R. DeWitt, G. Stephen Fillip and James C. Holmes. (incorporated herein by reference to Exhibit 10.39 of the Company’s Form 10-K dated April 6, 2000, filed with the commission on April 6, 2000).

10.40	—	Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein by reference to Exhibit 10.40 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).

10.41	—	Contribution and Assumption Agreement by and between Consumer Corp. and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.41 of the

Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).

10.42	—	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).

10.43	—	Second Amendment to Amended and Restated Loan Agreement, dated December 20, 1999, by and among the Company, as borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).

10.44	—	Receivables Financing Agreement, dated August 18, 2000, among Drive BOS LP, Drive Financial Services LP, each Lender, IPA Inc. and Wells Fargo Bank Minnesota, N.A (incorporated herein by reference to Exhibit 10.44 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission of April 13, 2001).

10.45	—	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission of April 13, 2001).

10.46	—	Second Amendment, dated as of February 16, 2001, to the Receivables Financing Agreement, dated as of August 18, 2000, among Drive BOS LP, Drive Financial Services LP the Lenders party thereto, IPA Incorporated and Wells Fargo Bank Minnesota, NA(incorporated herein by reference to Exhibit 10.46 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission of April 13, 2001).

10.47	—	Subordinate Capital Loan Agreement, dated as of February 16, 2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and IPA Incorporated (incorporated herein by reference to Exhibit 10.47 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission of April 13, 2001).