Form 10-Q
period 2001-09-30
FIRSTCITY FINANCIAL CORP
filed 2001-11-14
CIK 828678

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 033-19694

FirstCity Financial Corporation
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0243729 (I.R.S. Employer Identification No.)

6400 Imperial Drive, Waco, TX (Address of Principal Executive Offices)	76712 (Zip Code)

(254) 751-1750
(Registrant’s Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [  ]

        The number of shares of common stock, par value $.01 per share, outstanding at November 14, 2001 was 8,376,500.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2001	2000

ASSETS
Cash and cash equivalents	$8,765	$8,043
Portfolio Assets, net	17,552	30,018
Loans receivable, net	20,259	14,539
Equity investments	49,957	39,022
Deferred tax benefit, net	20,101	20,101
Other assets, net	7,804	8,824
Net assets of discontinued operations	18,458	20,444

Total Assets	$142,896	$140,991

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$91,874	$93,764
Other liabilities	11,493	9,216

Total Liabilities	103,367	102,980
Commitments and contingencies (Notes 2, 4, 9, 10)
Redeemable preferred stock:
Adjusting rate preferred stock, including accumulated dividends in arrears of $5,778 and $3,852, respectively (par value $.01; redemption value of $21 per share; 2,000,000 shares authorized; 1,222,901 shares issued and outstanding)	31,459	29,533
Shareholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; issued and outstanding: 8,376,500 and 8,368,344 shares, respectively)	84	84
Paid in capital	79,645	79,634
Accumulated deficit	(74,173)
		(71,131)
Accumulated other comprehensive income (loss)	2,514	(109)

Total Shareholders’ Equity	8,070	8,478

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$142,896	$140,991

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
Servicing fees	$2,177	$2,553	$7,846	$9,789
Gain on resolution of Portfolio Assets	443	993	875	2,763
Equity in earnings (loss) of investments	(519)	1,570	11,967	5,440
Interest income	1,739	2,823	4,392	13,887
Gain on sale of interest in equity investment	182	—	3,316	—
Gain on sale of interest in subsidiary	—	8,091	—	8,091
Gain on sale of automobile loans	—	—	—	2,836
Other income	157	156	705	1,446

Total revenues	4,179	16,186	29,101	44,252
Expenses:
Interest and fees on notes payable	2,280	4,350	7,034	16,053
Salaries and benefits	2,464	4,587	7,456	14,201
Provision for loan and impairment losses	1,000	89	3,128	3,924
Occupancy, data processing, communication and other	2,390	4,198	7,857	14,085

Total expenses	8,134	13,224	25,475	48,263
Earnings (loss) from continuing operations before income taxes, minority interest and accounting change	(3,955)	2,962	3,626	(4,011)
Provision for income taxes	(27)	(94)	(19)	(7,415)

Earnings (loss) from continuing operations before minority interest and accounting change	(3,982)	2,868	3,607	(11,426)
Minority interest	377	17	(1,419)	204
Cumulative effect of accounting change	—	—	(304)	—

Earnings (loss) from continuing operations	(3,605)	2,885	1,884	(11,222)
Loss from discontinued operations	(2,000)	—	(3,000)	(5,000)
Extraordinary gain, net of income taxes	—	833	—	833

Net earnings (loss)	(5,605)	3,718	(1,116)	(15,389)
Accumulated preferred dividends in arrears	(642)	(642)	(1,926)	(1,926)

Net earnings (loss) to common shareholders	$(6,247)	$3,076	$(3,042)	$(17,315)

Basic and diluted earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations before accounting change	$(0.51)	$0.27	$0.03	$(1.57)
Cumulative effect of accounting change	—	—	(0.03)	—
Discontinued operations	(0.24)	—	(0.36)	(0.60)
Extraordinary gain	—	0.10	—	0.10
Net earnings (loss) per common share	$(0.75)	$0.37	$(0.36)	$(2.07)
Weighted average common shares outstanding	8,376	8,357	8,374	8,346

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

					Accumulated
					Other
	Number of				Comprehensive	Total
	Common	Common	Paid in	Accumulated	Income	Shareholders'
	Shares	Stock	Capital	Deficit	(Loss)	Equity

Balances, December 31, 1999	8,333,300	$83	$79,562	$(52,663)	$(395)	$26,587
Purchase of shares through employee stock purchase plan	35,044	1	72	—	—	73
Comprehensive loss:
Net loss for 2000	—	—	—	(15,900)	—	(15,900)
Foreign currency items	—	—	—	—	286	286

Total comprehensive loss						(15,614)

Preferred dividends	—	—	—	(2,568)	—	(2,568)

Balances, December 31, 2000	8,368,344	84	79,634	(71,131)	(109)	8,478
Purchase of shares through employee stock purchase plan	8,156	—	11	—	—	11
Comprehensive income:
Net loss for the first nine months of 2001	—	—	—	(1,116)	—	(1,116)
Foreign currency items	—	—	—	—	(53)	(53)
Unrealized gain of equity investment	—	—	—	—	2,676	2,676

Total comprehensive income						1,507

Preferred dividends	—	—	—	(1,926)	—	(1,926)

Balances, September 30, 2001	8,376,500	$84	$79,645	$(74,173)	$2,514	$8,070

See accompanying notes to consolidated financial statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(1,116)	$(15,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	3,000	5,000
Proceeds from resolution of Portfolio Assets	7,289	11,781
Gain on resolution of Portfolio Assets	(875)	(2,763)
Purchase of Portfolio Assets and loans receivable, net	(11,083)	(11,512)
Origination of automobile receivables, net of purchase discount	—	(106,311)
Provision for loan and impairment losses	3,128	3,924
Equity in earnings of investments	(11,967)	(5,440)
Proceeds from performing Portfolio Assets and loans receivable, net	8,326	51,716
Decrease in net deferred tax asset	—	7,000
Depreciation and amortization	660	1,753
(Increase) decrease in other assets	(1,912)	1,114
Gain on sale of interest in equity investment	(3,316)	—
Deferred gain from sale of interest in subsidiary	—	(4,000)
Gain on sale of interest in subsidiary	—	(8,091)
Increase (decrease) in other liabilities	5,064	(1,717)

Net cash used in operating activities	(2,802)	(72,935)

Cash flows from investing activities:
Proceeds from sale of interest in subsidiary	—	15,000
Proceeds on notes receivable from sale of interest in subsidiary	—	60,000
Proceeds from sale of interest in equity investment	7,567	—
Property and equipment, net	(349)	405
Contributions to Acquisition Partnerships and Servicing Entities	(8,325)	(3,136)
Distributions from Acquisition Partnerships and Servicing Entities	7,688	7,444

Net cash provided by investing activities	6,581	79,713

Cash flows from financing activities:
Borrowings under notes payable	26,917	132,627
Payments of notes payable	(28,971)	(136,357)
Proceeds from issuance of common stock	11	68

Net cash used in financing activities	(2,043)	(3,662)

Net cash provided by continuing operations	1,736	3,116
Net cash used in discontinued operations	(1,014)	(4,792)

Net increase (decrease) in cash and cash equivalents	$722	$(1,676)
Cash and cash equivalents, beginning of period	8,043	11,263

Cash and cash equivalents, end of period	$8,765	$9,587

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,214	$13,671
Income taxes	1	638
Non-cash investing activities:
Residual interests received as a result of sales of loans through securitizations	—	5,713
Non-cash financing activities:
Dividends accumulated and not paid on preferred stock	1,926	1,926

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Dollars in thousands, except per share data)

(1) Basis of Presentation and Earnings (Loss) per Common Share

        The unaudited consolidated financial statements of FirstCity Financial Corporation (“FirstCity” or the “Company”) reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, except for the cumulative effect of a change in accounting principle as discussed in Note 3, necessary to present fairly FirstCity’s financial position at September 30, 2001, the results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, the shareholders’ equity and accumulated other comprehensive income for the nine-month period ended September 30, 2001, and the cash flows for the nine-month periods ended September 30, 2001 and 2000.

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

        In the third quarter of 2000, FirstCity Consumer Lending Corporation (“Consumer Corp.”), a wholly-owned subsidiary of FirstCity, completed a sale of a 49% equity interest in its automobile finance operation to IFA Drive GP Holdings LLC (“IFA-GP”) and IFA Drive LP Holdings LLC (“IFA-LP”), wholly-owned subsidiaries of BOS (USA), Inc., formerly IFA Incorporated, for a purchase price of $15 million cash pursuant to the terms of a Securities Purchase Agreement (the “Securities Purchase Agreement”), by and among the Company, Consumer Corp., FirstCity Funding LP (“Funding LP”), and FirstCity Funding GP Corp. (“Funding GP”), IFA-GP and IFA-LP. The new entity formed to facilitate the transaction is Drive Financial Services LP (“Drive”). As a result of this sale, the Company no longer consolidates the financial statements of its automobile finance operation since August 1, 2000, but instead records its investment under the equity method of accounting.

        The effects of any common stock equivalents are antidilutive for the three months and nine months ended September 30, 2001 and 2000; therefore, diluted earnings (loss) per common share is reported the same as basic earnings (loss) per common share.

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

        BOS (USA), Inc. has an option to acquire a warrant for 1,975,000 shares of the Company’s non-voting Common Stock; the option can be exercised after December 31, 2001 if the Company’s $12 million Term Loan B owed to BOS (USA), Inc. and Bank of Scotland remains outstanding, but not prior to that date. The strike price is $2.3125 per share. In the event that prior to December 31, 2001 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate. BOS (USA), Inc. and the Company extended the initial exercise date for this option to acquire a warrant for 1,975,000 shares from August 31, 2001 to December 31, 2001. BOS (USA), Inc. and the Company extended the exercise date to allow the Company additional time to pursue possible restructure alternatives which would otherwise be limited due to change of control issues related to its substantial net operating loss carry forwards (“NOLs”).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        BOS (USA), Inc. also has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. In the event that Term Loan B is terminated prior to December 31, 2001 through a transaction involving the issuance of warrants, BOS (USA), Inc. is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock. BOS (USA), Inc. and the Company amended the warrant to extend the date from August 31, 2001 to December 31, 2001 to correspond to the extension of the initial exercise date of the option described in the preceding paragraph.

        In the third quarter of 1999, dividends on the Company’s adjusting rate preferred stock were suspended. At September 30, 2001, accumulated dividends in arrears on such preferred stock totaled $5.8 million, or $4.725 per share. Since the Company failed to pay quarterly dividends for six consecutive quarters, the holders of adjusting rate preferred stock are entitled to elect two directors to the Company’s Board until cumulative dividends have been paid in full. Dividends on outstanding preferred stock of FirstCity will be restricted until Term Loan B is paid in full. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that preferred dividends will be paid in the foreseeable future. Management continues to evaluate various alternatives to maximize long term stockholder value, including an overall corporate restructure.

        During the second quarter of 2000, the Portfolio Asset acquisition and resolution group of the Company entered into a $17 million loan facility with Cargill Financial Services Corporation (“Cargill”). In January 2001, the maximum principal balance under this revolving facility was increased to $30 million. This facility is being used exclusively to provide equity in new portfolio acquisitions in partnerships with Cargill.

        On July 3, 2001, BOS (USA), Inc. provided a $3.7 million Term Loan C to the Company to allow an affiliate of Commercial Corp. to invest in an investor in an Acquisition Partnership, which was acquiring Portfolio Assets in Mexico. Term Loan C, secured by the ownership interests in a lender to and an investor in the Acquisition Partnership, provides for an interest rate of prime plus 7% and matures on December 31, 2001. Term Loan C also provides for a $.2 million fee to be paid to BOS (USA), Inc. At September 30, 2001, the outstanding balance on this loan was $.9 million.

        Management believes that the BOS (USA), Inc. loan facilities along with the liquidity from the Cargill line, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

(3) New Accounting Pronouncements

        Statements of Financial Accounting Standards (“SFAS”) 133 and 138, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 and 138 require that changes in fair value of a derivative be recognized currently in operations unless specific hedge accounting criteria are met. The Company adopted SFAS 133 and 138 on January 1, 2001, and there was no direct impact on the consolidated financial statements, as the Company had no derivatives. However, the Company has equity investments in two Acquisition Partnerships, which have recorded liabilities associated with investments in interest rate swap contracts, which are not accounted for as hedges of other assets and liabilities. Through September 30, 2001, these Acquisition Partnerships have recorded $2.3 million of expenses to adjust these liabilities to fair value, of which the Company has reflected $.5 million as a reduction in equity in earnings of investments in the consolidated financial statements.

        In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125. This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125’s provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. In connection with discontinued operations, the Company has investment securities resulting from the retention of residual interests in securitization transactions. The Company also has an equity interest in one Acquisition Partnership, which has investment securities resulting from the retention of residual interests in securitization transactions. Management believes that the adoption of this statement will not have a material impact on the consolidated financial statements.

        In April 2001, the Company adopted the Financial Accounting Standards Boards’ Emerging Issues Task Force Abstract 99-20,

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”), which requires that other-than-temporary impairments in beneficial interests be written down to fair value with the resulting change being included in income. The implementation of EITF 99-20 required Drive to record a charge to earnings for other-than-temporary impairments on retained beneficial interests in certain securitized assets, which had previously been recorded as unrealized losses. As a result, in the second quarter of 2001, the Company recognized a charge for the cumulative effect of a change in accounting principle of $.3 million relating to the Company’s equity investment in Drive.

        In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. Management believes that the impact of adopting SFAS 141 and 142 will not have a material impact on the consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the fiscal year beginning January 1, 2002 and is currently evaluating the effect on the Company’s consolidated financial position.

(4) Discontinued Operations

        A provision of $3.0 million was recorded in the first nine months of 2001 resulting from increases in the loss assumptions for the estimated future gross cash receipts on residual interests in securitizations ($5.0 million was recorded in the first nine months of 2000). The net assets from discontinued operations consist of the following:

	September 30,	December 31,
	2001	2000

Estimated future gross cash receipts on residual interests in securitizations	$20,513	$24,652
Accrual for loss on operations and disposal of discontinued operations, net	(2,055)	(4,208)

Net assets of discontinued operations	$18,458	$20,444

        The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. The Company has considered the estimated future gross cash receipts for such investment securities in the computation of the loss from discontinued operations. The cash flows are collected over a period of time and are valued using prepayment assumptions of 25% for fixed rate loans and 35% to 50% for variable rate loans. Overall loss rates are estimated from 3.7% to 4.6% of collateral.

(5) Portfolio Assets

        Portfolio Assets are summarized as follows:

	September 30,	December 31,
	2001	2000

Non-performing Portfolio Assets	$47,504	$55,807
Performing Portfolio Assets	12,582	15,162
Real estate Portfolios	1,779	3,075

Total Portfolio Assets	61,865	74,044
Adjusted purchase discount required to reflect Portfolio Assets at carrying value	(44,313)	(44,026)

Portfolio Assets, net	$17,552	$30,018

        Portfolio Assets are pledged to secure non-recourse notes payable.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Loans Receivable

        Other loans held for investment are primarily loans to certain Acquisition Partnerships. Loans receivable are summarized as follows:

	September 30,	December 31,
	2001	2000

Consumer finance receivables	$162	$332
Other loans held for investment	20,097	14,207

Loans receivable, net	$20,259	$14,539

(7) Equity Investments

        The Company has investments in Acquisition Partnerships and their general partners and investments in servicing entities that are accounted for under the equity method. The condensed combined financial position and results of operations of the Acquisition Partnerships, which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized below:

CONDENSED COMBINED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

Assets	$664,287	$603,353

Liabilities	$526,729	$471,336
Net equity	137,558	132,017

	$664,287	$603,353

Equity investment in Acquisition Partnerships	$37,906	$33,862
Equity investment in servicing entities	2,142	1,422

	$40,048	$35,284

CONDENSED COMBINED SUMMARY OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Proceeds from resolution of Portfolio Assets	$59,265	$30,872	$178,912	$99,173
Gain on resolution of Portfolio Assets	24,082	16,928	79,369	53,740
Interest income on performing Portfolio Assets	6,054	4,576	18,746	13,781
Net earnings	220	9,754	11,730	32,585

Equity in earnings of Acquisition Partnerships	$1,173	$1,540	$7,839	$5,360
Equity in earnings of servicing entities	10	118	997	168

	$1,183	$1,658	$8,836	$5,528

        Since August 1, 2000, the Company’s investment in Drive has been accounted for under the equity method. The condensed consolidated financial position and results of operations of Drive are summarized below:

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

Cash	$7,297	$10,567
Loans held for sale	105,058	90,652
Residual interests in securitizations	75,059	56,190
Other assets	10,591	6,799

Total assets	$198,005	$164,208

Notes payable	$156,382	$143,923
Other liabilities	16,045	10,638

Total liabilities	172,427	154,561
Net equity	25,578	9,647

	$198,005	$164,208

Equity investment in Drive	$9,909	$3,738
Minority interest	(1,980)	(748)

Net investment in Drive	$7,929	$2,990

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

	Three Months Ended	August 1, 2000 Through	Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001

Interest income	$9,431	$5,412	$27,628
Gain on sale of loans	3,042	—	28,524
Service fees and other	3,718	1,017	6,157

Revenues	16,191	6,429	62,309

Interest expense	1,890	2,113	9,097
Salaries and benefits	8,351	2,936	23,203
Provision for loan and impairment losses	2,224	237	8,799
Other expenses	8,117	1,332	13,912

Expenses	20,582	6,618	55,011

Net earnings (loss)	$(4,391)	$(189)	$7,298

Equity in earnings (loss) of Drive	$(1,702)	$(88)	$3,131
Cumulative effect of accounting change	—	—	(304)
Minority interest	340	29	(565)

Net equity in earnings (loss) of Drive	$(1,362)	$(59)	$2,262

        In the nine months ended September 30, 2001, the Company recorded a $2.7 million addition to equity as a result of unrealized gains on residual interests in securitization transactions held by Drive.

(8) Segment Reporting

        The Company is engaged in two reportable segments (i) portfolio asset acquisition and resolution; and (ii) consumer lending. These segments have been segregated based on products and services offered by each. As a result of the sale of a 49% equity interest in the Company’s automobile finance operation, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments. The following is a summary of results of operations for each of the segments and a reconciliation to earnings (loss) from continuing operations for the three months and nine months ended September 30, 2001 and 2000.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$2,177	$1,975	$7,846	$5,902
Gain on resolution of Portfolio Assets	443	993	875	2,763
Equity in earnings of investments	1,183	1,658	8,836	5,528
Interest income	1,733	205	4,357	957
Gain on sale of interest in equity investment	182	—	3,316	—
Other	157	107	703	993

Total	5,875	4,938	25,933	16,143
Expenses:
Interest and fees on notes payable	1,178	796	3,289	2,187
Salaries and benefits	1,775	1,365	5,309	4,088
Provision for loan and impairment losses	1,000	—	3,128	1,604
Occupancy, data processing, and other	1,742	1,597	6,959	5,053

Total	5,695	3,758	18,685	12,932

Operating contribution (loss) before direct taxes	$180	$1,180	$7,248	$3,211

Operating contribution (loss), net of direct taxes	$153	$1,086	$7,230	$3,099

Consumer Lending:
Revenues:
Servicing fees	$—	$578	$—	$3,887
Equity in earnings (loss) of investment	(1,702)	(88)	3,131	(88)
Interest income	1	2,604	5	12,880
Gain on sale of interest in subsidiary	—	8,091	—	8,091
Gain on sale of automobile loans	—	—	—	2,836
Other	—	15	2	92

Total	(1,701)	11,200	3,138	27,698
Expenses:
Interest and fees on notes payable	—	649	—	3,217
Salaries and benefits	—	2,122	—	7,316

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Provision for loan and impairment losses	—	89	—	2,320
Occupancy, data processing and other	(334)	1,577	910	6,138

Total	(334)	4,437	910	18,991

Operating contribution (loss) before direct taxes	$(1,367)	$6,763	$2,228	$8,707

Operating contribution (loss), net of direct taxes	$(1,367)	$6,763	$2,228	$8,699

Total operating contribution (loss), net of direct taxes	$(1,214)	$7,849	$9,458	$11,798
Corporate Overhead:
Corporate interest expense	1,102	2,905	3,745	10,649
Salaries and benefits, occupancy, professional and other income and expenses, net	1,289	2,059	3,829	5,371
Deferred tax provision from NOLs	—	—	—	7,000

Earnings (loss) from continuing operations	$(3,605)	$2,885	$1,884	$(11,222)

        Revenues from the Portfolio Asset acquisition and resolution business by geographic region for the periods indicated are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Domestic	$3,122	$2,703	$15,577	$10,116
Mexico	2,047	1,539	7,040	4,088
France	706	696	3,296	1,939
Other	—	—	20	—

Total	$5,875	$4,938	$25,933	$16,143

        Total assets for each of the segments and a reconciliation to total assets is as follows:

	September 30,	December 31,
	2001	2000

Portfolio acquisition and resolution assets Domestic	$48,976	$55,218
Mexico	19,984	15,521
France	9,150	8,828
Consumer assets	10,071	4,069
Deferred tax benefit, net	20,101	20,101
Other assets, net	16,156	16,810
Net assets of discontinued operations	18,458	20,444

Total assets	$142,896	$140,991

(9) Income Taxes

        Federal income taxes are provided at a 35% rate. The Company has substantial NOLs, which can be used to offset the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company’s expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company’s view of its currently estimated ability to utilize the tax benefits result in changes to the estimated allowance required to value the deferred tax benefits recognized in the Company’s periodic financial statements. During the nine months ended September 30, 2001, management deemed that an adjustment to the valuation allowance was not necessary. In 2000, the Company’s analysis resulted in an increase to the valuation allowance of $7.0 million. Additional events could occur in the future that may impact the quarterly recognition of the Company’s estimate of the required valuation allowance associated with its NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized.

(10) Commitments and Contingencies

The Company and Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage Corporation) filed suit in the Federal District Court for the Western District of Texas, Waco Division, against Chase Bank of Texas, N.A. and Chase Securities, Inc. in September 1999 seeking injunctive relief and damages resulting from alleged violations by the defendants of the Bank Holding

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company Act and from civil conspiracy engaged in by the defendants, arising from an engagement letter entered into between the Company and Chase Securities, Inc. relating to the sale of assets or securities of Harbor Financial Group, Inc., Harbor Financial Mortgage Corporation and their subsidiaries (collectively “Harbor”). The Company alleged that the conditioning of Chase Bank of Texas, N.A.’s extension of credit to Harbor on the retention of Chase Securities, Inc. by the Company and Harbor violated the Bank Holding Company Act. The Company additionally sought a judicial declaration that the plaintiffs were not obligated to pay any commission to Chase Securities, Inc. under the engagement letter. The actual damages sought by the Company were in excess of $200 million. The Company also sought recovery of three times its damages pursuant to the Bank Holding Company Act and recovery of its costs of court, including reasonable attorneys fees. A motion to dismiss the Texas suit was granted based upon a provision in the engagement letter that provided that any suit arising from the engagement letter would be pursued in the State of New York. The Company has requested leave of the Supreme Court for the State of New York to amend its answer in that proceeding to include these claims as a counterclaim to the suit brought by Chase Securities, Inc. and an action against Chase Bank of Texas, N.A.

        On October 4, 1999, Chase Securities, Inc. filed suit against the Company before the Supreme Court for the State of New York, County of New York: Commercial Part seeking recovery of $2.4 million as the balance of a transaction fee allegedly due it under the terms of the engagement letter and other just and proper relief. The Company denies that it has any liability to Chase Securities, Inc. and intends to vigorously defend the suit. The Company has asserted as a defense to this action the violations of the Bank Holding Company Act asserted in the litigation filed in the Federal District Court for the Western District of Texas. The Company has sought leave to amend its answer in the suit to include a counterclaim against Chase Securities, Inc. and an action against Chase Bank of Texas, N.A. under the Bank Holding Company Act as was asserted in the Texas suit.

        On October 14, 1999, Harbor Financial Group, Inc. (“Harbor Parent”), Harbor Financial Mortgage Corporation (“Harbor”) and four subsidiaries of Harbor filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On December 14, 1999, the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings (the “Trustee”), initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Harbor alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers, and improper transfer of funds from the Harbor related entities to FirstCity. The claims also include fraudulent and preferential transfer of assets of the Harbor entities, fraud and conspiracy. The Trustee, FirstCity and the other defendants have reached terms of an agreement to compromise the claims brought in the adversary proceedings, subject to the approval of the Bankruptcy Court and the consent of all necessary insurers of FirstCity and its subsidiaries and affiliates. Under the proposed settlement, if approved, the Trustee will release the defendants, their affiliates and subsidiaries from any and all claims which were brought or could have been brought by the Trustee against any of the defendants, any past and present officers and directors of FirstCity or any affiliates or subsidiaries of FirstCity in consideration of the payment of $3.8 million cash and the release of any and all claims of FirstCity and its affiliates and subsidiaries and of the individual defendants in the bankruptcy proceedings against the Trustee, including administrative and expense claims. Neither the consent of the necessary insurers nor the approval of the Bankruptcy Court of the proposed terms of settlement has been obtained, and there can be no assurance that such consent and approval will be secured. In the event that carrier consent or bankruptcy court approval is not obtained, FirstCity intends to vigorously contest the claims of the Trustee, as it believes that the claims are without merit and that it has valid defenses to these claims.

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

        The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At September 30, 2001, advances of $2.4 million had been made under the obligation.

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

        In addition, in the Securities Purchase Agreement, the Company, Consumer Corp., Funding LP and Funding GP made various

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        The Company also provided a guaranty limited to a maximum of up to $4 million of a $60 million loan to Drive by BOS (USA), Inc. The Company, Consumer Corp. and Funding L.P. secured the guaranty with security interests in their respective ownership interest in Consumer Corp., Funding L.P. and Drive.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        The Company is a financial services company engaged in Portfolio Asset acquisition and resolution through its subsidiary, FirstCity Commercial Corporation, and other subsidiaries and affiliates of FirstCity Commercial Corporation (collectively “Commercial Corp.”), and consumer lending through its investment in Drive. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such portfolios in an effort to maximize the present value of the ultimate cash recoveries. The consumer lending business involves the acquisition, origination, warehousing, securitization and servicing of consumer receivables by Drive. Drive’s current consumer lending operations are focused on the acquisition of sub-prime automobile receivables.

        The Company reported a loss from continuing operations for the quarter ended September 30, 2001 of $3.6 million. After a provision of $2.0 million for discontinued operations and accrued and unpaid dividends of $.6 million on the Company’s preferred stock, net loss to common stockholders was $6.2 million or $0.75 per share on a diluted basis. Components of quarterly earnings for the third quarter 2001, compared to the third quarter 2000 were as follows:

	Three Months Ended
	September 30,

	2001	2000

Portfolio Asset Acquisition and Resolution	$153	$1,086
Consumer	(1,367)	6,763
Corporate interest	(1,102)	(2,905)
Corporate overhead	(1,289)	(2,059)
Discontinued operations	(2,000)	—
Extraordinary gain (early extinguishment of debt)	—	833
Accrued preferred dividends	(642)	(642)

Net earnings (loss) to common shareholders	$(6,247)	$3,076

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

Analysis of Revenues and Expenses

        The Company reported net loss to common stockholders for the quarter ended September 30, 2001 of $6.2 million. As a result of the sale of interest in the automobile finance operation, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments.

Portfolio Asset Acquisition and Resolution

        Aggregate acquisitions by the Company are as follows (dollars in thousands):

	Purchase	FirstCity's
	Price	Investment

First Nine Months 2001	$172,898	$18,552
Total 2000	394,927	22,140
Total 1999	210,799	11,203
Total 1998	139,691	28,478
Total 1997	183,229	37,109

        The Company believes that the prospects for investment in distressed assets in 2001 continue to be favorable. The Company is pleased with the level and execution of acquisitions to date.

        The following table presents selected information regarding the revenues and expenses of the Company’s Portfolio Asset acquisition and resolution business.

Analysis of Selected Revenues and Expenses
Portfolio Asset Acquisition and Resolution

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Gain on resolution of Portfolio Assets:
Average investment:
Nonperforming Portfolios	$8,004	$19,179	$11,637	$23,034
Performing Portfolios	9,235	2,571	10,058	3,290
Real estate Portfolios	2,310	4,607	2,727	6,017
Loans receivable	21,373	7,281	18,144	4,492
Gain on resolution of Portfolio Assets:
Nonperforming Portfolios	425	746	838	2,086
Performing Portfolios	—	185	—	185
Real estate Portfolios	18	62	37	492

Total	$443	$993	$875	$2,763
Interest income on performing Portfolios and loans receivable	$1,656	$205	$4,174	$842
Gross profit percentage on resolution of Portfolio Assets:
Nonperforming Portfolios	10.69%	19.35%	11.90%	23.30%
Performing Portfolios	—	24.58%	—	24.58%
Real estate Portfolios	16.83%	17.89%	14.79%	23.72%
Weighted average gross profit percentage	10.84%	20.04%	12.00%	23.45%
Interest yield on performing Portfolios and loans receivable (annualized)	21.64%	8.32%	19.73%	14.43%
Gain on sale of equity investment	$182	$—	$3,316	$—
Servicing fee revenues	$2,177	$1,975	$7,846	$5,902
Personnel:
Personnel expenses	$1,775	$1,365	$5,309	$4,088
Number of personnel (at period end):
Production	25	21
Servicing	99	75
Interest expense:
Average debt	$43,704	$29,260	$43,186	$30,388
Interest expense	1,178	796	3,289	2,187
Average cost (annualized)	10.78%	10.88%	10.15%	9.60%

        The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships.

Analysis of Selected Revenues and Expenses
Acquisition Partnerships

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
Gain on resolution of Portfolio Assets	$24,082	$16,928	$79,369	$53,740
Gross profit percentage on resolution of Portfolio Assets	40.63%	54.83%	44.36%	54.19%
Interest income	$6,054	$4,576	$18,746	$13,781
Other income	609	381	2,327	1,520
Interest expense(1):
Interest expense	$18,844	$8,763	$54,068	$24,175
Average cost (annualized)	15.79%	10.99%	15.21%	12.26%
Other expenses:
Service fees	3,417	2,462	9,736	5,908
Other operating costs	4,992	1,365	14,542	7,051
Income taxes	2,743	931	17,235	916
Foreign currency transaction (gain) loss	529	(1,390)	(6,869)	(1,594)

Total other expenses	11,681	3,368	34,644	12,281

Net earnings	$220	$9,754	$11,730	$32,585

Equity in earnings of Acquisition Partnerships	$1,173	$1,540	$7,839	$5,360
Equity in earnings of Servicing Entities	10	118	997	168

	$1,183	$1,658	$8,836	$5,528

(1)	Interest expense includes interest on loans to the Acquisition Partnerships located in Mexico from affiliates of the investor groups. The rates on these loans range between 19% and 20%. The average cost on debt excluding the Mexican Acquisition Partnerships was 7.14% and 10.55% for the three months ended September 30, 2001 and 2000, respectively, and 8.01% and 9.82% for the nine months ended September 30, 2001 and 2000, respectively.

Consumer Lending

        During the quarter ended September 30, 2001, Consumer Corp. recorded a loss of $1.4 million. Earnings from Consumer Corp. originate primarily from Consumer Corp.'s 31% interest in Drive, whose earnings correlate closely with the timing, size and execution of securitizations of originated automobile receivables at Drive. The loss of Drive resulted from the lack of a securitization during the quarter. Drive originated $100 million of automobile receivables during the quarter ended September 30, 2001, and the Company currently expects that a securitization of approximately $125 million of automobile receivables may close before year-end.

Provision for Income Taxes

        The Company has substantial NOLs, which can be used to offset the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company’s expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company’s view of its currently estimated ability to utilize the tax benefits result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company’s periodic financial statements. During the nine months ended September 30, 2001, management deemed that an adjustment to the valuation allowance was not necessary. In 2000, the Company’s analysis resulted in an increase to the valuation allowance of $7.0 million. Additional events could occur in the future, that may impact the quarterly recognition of the Company’s estimate of the required valuation allowance associated with its NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset will be realized.

Results of Operations

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

Third Quarter 2001 Compared to Third Quarter 2000

        The Company reported a loss from continuing operations of $3.6 million in the third quarter of 2001. Net loss to common stockholders was $6.2 million in the third quarter of 2001 compared to earnings of $3.1 million in 2000. On a per share basis, basic and diluted net loss attributable to common stockholders was $.75 in the third quarter of 2001 compared to earnings of $.37 in 2000.

Portfolio Asset Acquisition and Resolution

        The operating contribution of $.2 million in the third quarter of 2001 decreased by $.9 million compared with the third quarter of 2000. Commercial Corp. purchased $52.5 million of Portfolio Assets during the third quarter of 2001 through the Acquisition Partnerships compared to $127 million in acquisitions in the third quarter of 2000. Commercial Corp. invested $5.2 million in equity in Acquisition Partnerships in 2001 compared to $6.0 million in 2000. There were no purchases of Portfolio Assets by wholly owned subsidiaries during the third quarters of 2001 and 2000. Commercial Corp.’s quarter end investment in Portfolio Assets decreased to $17.6 million at September 30, 2001 from $24.1 million at September 30, 2000 as a result of regular pay-downs on the assets and provisions for loan losses of certain assets.

        Servicing fee revenues.   Servicing fees increased by 10% to $2.2 million in the third quarter of 2001 from $2.0 million in the third quarter of 2000 primarily as a result of increased operations from Acquisition Partnerships in Mexico formed during 2000 and 1999. The service fees for the Mexico Acquisition Partnerships are based on operating expenses, unlike the Acquisition Partnerships in the United States and France, which are primarily based on collections.

        Gain on resolution of Portfolio Assets.   The net gain on resolution of Portfolio Assets decreased 55% or $.6 million, primarily as a result of the decreased proceeds and lower gross profit. Proceeds from the resolution of Portfolio Assets decreased by 18% to $4.1 million in the third quarter of 2001 from $5.0 million in 2000. The weighted average gross profit percentage on the resolution of Portfolio Assets in 2001 was 10.8% as compared to 20.0% in 2000. Wholly owned investments of $1.7 million are on cost recovery basis. Thus, any future profits will be deferred until all of the remaining book value has been recovered.

        Equity in earnings of investments.   Commercial Corp.’s equity in earnings of Acquisition Partnerships decreased 24% to $1.2 million in 2001 compared to $1.5 million in 2000. The Acquisition Partnerships reflected net earnings of $.2 million in 2001 compared to $9.8 million in 2000. Equity in earnings of Servicing Entities was not significant.

        Interest income.   Interest income increased $1.5 million as a result of increased balances of investment loans receivable from the Mexico Acquisition Partnerships.

        Operating expenses.   Operating expenses increased $1.9 million or 52% primarily as a result of increased payroll and other operating costs in Mexico and a provision for loan and impairment losses of $1.0 million.

        Interest and fees on notes payable increased $.4 million or 48% due to average debt for the quarter increasing to $43.7 million in the third quarter of 2001 from $29.3 million in the third quarter of 2000.

        Salaries and benefits rose $.4 million or 30% primarily due to increased servicing personnel in Mexico. Total personnel of the Company increased from 96 at September 30, 2000 to 124 at September 30, 2001, with 93% of this increase from Mexico.

        The provision for loan and impairment losses was $1.0 million in 2001, which was primarily related to declines in the value of certain real estate assets held in a wholly owned portfolio.

        Occupancy, data processing and other expenses increased 9% due to increased servicing operations in Mexico.

Consumer Lending

        The operating loss for the third quarter of 2001 was $1.4 million compared to a contribution of $6.8 million in 2000. In the third quarter of 2001, the loss resulted primarily from an equity loss of $1.7 million in Drive, which did not complete a securitization during the third quarter. In the third quarter of 2000, the automobile finance operations were consolidated with the Company until August 1, there was no securitization and a gain of $8.1 million was recorded as a result of the sale of 49% of the automobile finance operation.

        Excluding equity in loss of investment, revenues decreased due to the sale of 49% of the Company’s equity interest in the automobile finance operation.

        Equity in loss of investment.   As a result of the sale of 49% of the equity interest in the Company’s automobile finance operation, the Company’s interest in the net operations of Drive has been recorded (since August 1, 2000) as equity in earnings (loss) of investments.

        Operating expenses.   Total operating expenses declined primarily as a result of the sale of 49% of the Company’s equity interest in its automobile finance operation.

Other Items Affecting Operations

        The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.

        Corporate overhead.   Company level interest expense decreased by 62% to $1.1 million in the third quarter of 2001 from $2.9 million in the third quarter of 2000 as a result of lower levels of debt. Other corporate overhead expenses declined $.8 million.

        Income taxes.   Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in 2001 and 2000.

First Nine Months of 2001 Compared to First Nine Months of 2000

        The Company reported earnings from continuing operations of $1.9 million in the first nine months of 2001. Net loss to common stockholders was $3.0 million in the first nine months of 2001 compared to a loss of $17.3 million in the first nine months of 2000. On a per share basis, basic and diluted net loss attributable to common stockholders was $0.36 in 2001 compared to a loss of $2.07 in 2000. Components of earnings for the nine months ended September 30, 2001 and 2000, respectively, were as follows:

	Nine Months Ended
	September 30,

	2001	2000

Portfolio Asset Acquisition and Resolution	$7,230	$3,099
Consumer	2,532	8,699
Corporate interest	(3,745)	(10,649)
Corporate overhead	(3,829)	(5,371)
Extraordinary gain	—	833
Accrued preferred dividends	(1,926)	(1,926)
Cumulative effect of accounting change	(304)	—
Discontinued operations	(3,000)	(5,000)
Increase in the valuation allowance for the deferred tax asset	—	(7,000)

Net loss to common shareholders	$(3,042)	$(17,315)

Portfolio Asset Acquisition and Resolution

        The operating contribution of $7.2 million in 2001 increased by $4.1 million, or 133%, compared with 2000. Commercial Corp. purchased $173 million of Portfolio Assets during 2001 through the Acquisition Partnerships compared to $295 million in acquisitions in 2000. Commercial Corp.’s investment in Portfolio Assets decreased to $17.6 million in 2001 from $24.1 million in 2000. Commercial Corp. invested $18.6 million in equity in Portfolio Assets in 2001 compared to $12.8 million in 2000.

        Servicing fee revenues.   Servicing fees increased by 33% to $7.8 million in 2001 from $5.9 million in 2000 primarily as a result of increased operations from Acquisition Partnerships in Mexico formed during 2000 and 1999. The servicing fees for the Mexico Acquisition Partnerships are based on operating expenses, unlike the Acquisition Partnerships in the United States and France, which are primarily based on collections.

        Gain on resolution of Portfolio Assets.   Proceeds from the resolution of Portfolio Assets decreased by 38% to $7.3 million in 2001 from $11.8 million in 2000. The net gain on resolution of Portfolio Assets decreased 68% or $1.9 million, primarily as a result of the decreased proceeds and lower gross profit. The weighted average gross profit percentage on the resolution of Portfolio Assets in 2001 was 12.0% as compared to 23.5% in 2000.

        Equity in earnings of investments.   Commercial Corp.’s equity in earnings of Acquisition Partnerships increased 46% to $7.8 million in 2001 compared to $5.4 million in 2000. The Acquisition Partnerships reflected net earnings of $11.7 million in 2001 compared to $32.6 million in 2000. Equity in earnings of Servicing Entities were $1.0 million in 2001 due to significant earnings recorded by one French entity in which the Company has a 33% ownership.

        Interest income.   Interest income increased $3.4 million as a result of increased balances of investment loans receivable from the Mexico Acquisition Partnerships.

        Gain on sale of interest in equity investment.   During the period, the Company sold a portion of its equity investment in a domestic Acquisition Partnership for $7.0 million resulting in a gain of $3.1 million. The Company also sold all of its equity investment in another domestic Acquisition Partnership for $.6 million resulting in a gain of $.2 million.

        Operating expenses.   Operating expenses increased $5.8 million or 44% primarily as a result of increased debt costs, the write-down of a Portfolio Asset, and increased operating costs in Mexico.

        Interest and fees on notes payable increased $1.1 million or 50% due to average debt for 2001 increasing to $43.2 million from $30.4 million in 2000. Also, the average cost of borrowing increased from 9.60% in 2000 to 10.15% in 2001.

        Salaries and benefits increased $1.2 million or 30% primarily due to increased servicing personnel in Mexico. Total personnel of the Company increased from 96 at September 30, 2000 to 124 at September 30, 2001, with 93% of this increase from Mexico.

        The provision for loan and impairment losses totaled $3.1 million during the period and can be attributed to the write-down in estimated future collections of certain Portfolio Asset pools.

        Occupancy, data processing and other expenses increased $1.9 million or 38% during the period due to increased operations in Mexico.

Consumer Lending

        The operating contribution for 2001 was $2.2 million (including a $.3 million cumulative effect of accounting change) compared to $8.7 million during 2000. In 2001, the contribution resulted primarily from equity in earnings of $3.1 million from Drive. In 2000, the automobile finance operations were consolidated with the Company until the sale of a 49% interest in Drive on August 1, which resulted in the recognition of a securitization gain of $2.8 million and a gain on sale of interest in subsidiary of $8.1 million.

        Excluding equity in earnings of investment, revenues decreased due to the sale of 49% of the Company’s equity interest in the automobile finance operation.

        Equity in earnings of investment.   As a result of the sale of 49% of the equity interest in the Company’s automobile finance operation, the Company’s interest in the net operations of Drive has been recorded (since August 1, 2000) as equity in earnings (loss) of investments.

        Operating expenses.   Total operating expenses declined primarily as a result of the sale of 49% of the Company’s equity interest in its automobile finance operation.

Other Items Affecting Operations

        The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.

        Corporate overhead.   Company level interest expense decreased by 65% to $3.7 million in 2001 from $10.6 million in 2000 as a result of lower levels of debt. Other corporate overhead expenses declined $1.5 million.

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

        BOS (USA), Inc. has an option to acquire a warrant for 1,975,000 shares of the Company’s non-voting Common Stock; the option can be exercised after December 31, 2001 if the Company’s $12 million Term Loan B owed to BOS (USA), Inc. and The Bank of Scotland remains outstanding, but not prior to that date. The strike price is $2.3125 per share. In the event that prior to December 31, 2001 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate. BOS (USA), Inc. and the Company extended the initial exercise date for this option to acquire a warrant for 1,975,000 shares from August 31, 2001 to December 31, 2001. BOS (USA), Inc. and the Company extended the exercise date to allow the Company additional time to pursue possible restructure alternatives which would otherwise be limited due to change of control issues related to its substantial NOLs.

        BOS (USA), Inc. also has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. In the event that Term Loan B is terminated prior to December 31, 2001 through a transaction involving the issuance of warrants, BOS (USA), Inc. is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock. BOS (USA), Inc. and the Company amended the warrant to extend the date from August 31, 2001 to December 31, 2001 to correspond to the extension of the initial exercise date of the option described in the preceding paragraph.

        Currently, the Company has approximately 1.2 million preferred shares outstanding with accrued and unpaid dividends of approximately $5.8 million. Term Loan B, which resulted from the corporate debt restructure completed in August 2000, restricts the payment of dividends on these shares until it is repaid in full. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that preferred dividends will be paid in 2001. Management continues to evaluate various alternatives to maximize long term stockholder value, including an overall corporate restructure.

        During the second quarter of 2000, the Portfolio Asset acquisition and resolution group of the Company entered into a $17 million loan facility with Cargill. In January 2001, the maximum principal balance under the revolving facility was increased to $30 million. This facility is being used exclusively to provide equity in new portfolio acquisitions in partnerships with Cargill.

        On July 3, 2001, BOS (USA), Inc. provided a $3.7 million Term Loan C to the Company to allow an affiliate of Commercial Corp. to invest in an investor in an Acquisition Partnership, which was acquiring Portfolio Assets in Mexico. Term Loan C, secured by the ownership interests in a lender to and an investor in the Acquisition Partnership, provides for an interest rate of prime plus 7% and matures on December 31, 2001. Term Loan C also provides for a $.2 million fee to be paid to BOS (USA), Inc. At September 30, 2001, the outstanding balance on this loan was $.9 million.

        The Company and each of its major operating subsidiaries have entered into one or more credit facilities to finance their respective operations. Each of the operating subsidiary credit facilities is nonrecourse to the Company, except as described below. The Company and Funding LP are parties to an Insurance Agreement and Letter Agreement related to the FCAR LLC Retail Automobile Installment Loan Agreement Financing Facility provided by Enterprise Funding Corporation (the “Enterprise Facility”). These agreements require the Company and Funding LP, as servicer and seller, to (i) purchase nonconforming contracts in the event that the seller, the servicer, or the related originator fails to repurchase any contract which is required to be repurchased, (ii) pay certain premiums and other expenses, and (iii) indemnify Enterprise Funding Corporation, the collateral agent, and the insurance provider. Additionally, the Company, pursuant to the terms of the Letter Agreement, has agreed to make certain secondary servicer advances. The Enterprise Facility was terminated on April 6, 2001 in connection with a $100 million warehouse facility provided by Enterprise Funding Corporation. The Company has agreed to indemnify BOS (USA), Inc. for 31% of losses which might arise as a result of agreements BOS (USA), Inc. executed as a sponsor in connection with the $100 million warehouse facility and the securitizations completed by

Drive. The Company also agreed to provide support in connection with securitizations by Consumer Corp. and Drive prior to the acquisition by BOS (USA), Inc. of the interest in Drive in August 2000. The Company has also provided a guaranty limited to a maximum amount of up to $4 million of a $60 million term loan from BOS (USA), Inc. to Drive.

        Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships and the term and warehouse facilities of Drive, as of September 30, 2001, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $100 million and outstanding borrowings of $92 million.

        Management believes that the BOS (USA), Inc. loan facilities, along with the liquidity from the Cargill line, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly-owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

        The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of November 14, 2001 and the outstanding borrowings under such facilities as of September 30, 2001.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	November 14,	September 30,
	2001	2001	Interest Rate	Other Terms and Conditions

	(Dollars in millions)
FirstCity
Company Senior Facility:
Revolving Line of Credit	$10	$5	LIBOR + 2.5%	Secured by the assets of the Company, matures
Term Loan A	31	31	LIBOR + 2.5%	December 2003
Term Loan B	12	12	Prime
Term Loan C	1	1	Prime + 7%	Secured by ownership interest in lender to and investor in Acquisition Partnerships, matures December 2001
Term credit facility	3	3	LIBOR + 5.0%	Secured by ownership interests in certain Acquisition partnerships matures February 2002
Commercial Corp.
Acquisition facility	5	5	LIBOR + 4.0%	Secured by existing Portfolio Assets, matures September 2002
Term facilities	8	8	Fixed at 7.00% to 7.66%	Secured by Portfolio Assets, matures June, 2002 and November 2002
Equity investment facility	30	27	LIBOR + 4.5%	Acquisition facility for the investment in future
				Acquisition partnerships, matures March 2002
Total	$100	$92

Unconsolidated Acquisition	$174	$174	Fixed at 10%,	Secured by Portfolio Assets, various Maturities
Partnerships term Facilities(1)			LIBOR + 2.25% to 5% and Prime + 1% to 7%

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	November 14,	September 30,
	2001	2001	Interest Rate	Other Terms and Conditions

	(Dollars in millions)
Unconsolidated Drive
Warehouse Facility	$150	$106	LIBOR + 1%; Prime – 1.5%	Secured by warehouse inventory, Commitment Termination Date is February 2002; Final Scheduled Payment Date matures 72 months after Commitment Termination Date
Warehouse Facility	100	—	Rate based on Commercial paper rates combined with Certain facility fees	Secured by warehouse inventory, matures April 2002
Subordinate capital Facility	40	20	Fixed at 14%	Secured by all assets of Drive, matures February 2006
Term Facility	31	31	LIBOR + 1%; Prime – 1.5%	Secured by residual interests, matures August 2003

	$321	$157

(1)	In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Mexican Acquisition Partnerships also have term debt of approximately $303 million outstanding as of September 30, 2001 owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $19 million as Loans Receivable on the Consolidated Balance Sheets.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company’s strategic objectives and future performance, which are not historical facts, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, the performance of the Company’s subsidiaries and affiliates; the availability of Portfolio Assets; assumptions underlying asset performance; the impact of certain covenants in loan agreements of the Company and its subsidiaries; continued availability of the Company’s credit facilities; the degree to which the Company is leveraged; the ability of the Company to utilize NOLs; interest rate risk; prepayment speeds; delinquency and default rates; credit loss rates; changes (legislative and otherwise) in the asset securitization industry; demand for the Company’s services; fluctuations in residential and commercial real estate values; risk of declining value of collateral; capital market conditions, including the markets for asset-backed securities; risks associated with foreign operations; currency exchange rate fluctuations; general economic conditions; changes in foreign political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; the ability to attract and retain qualified personnel; uncertainties of any litigation filed in the Harbor bankruptcy proceedings; factors more fully discussed and identified in the Company’s Annual Report on Form 10-K, filed April 13, 2001 (including those discussed under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as in the Company’s other filings with the Securities and Exchange Commission. Many of these factors are beyond the Company’s control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the

Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

        The Company and Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage Corporation) filed suit in the Federal District Court for the Western District of Texas, Waco Division, against Chase Bank of Texas, N.A. and Chase Securities, Inc. in September 1999 seeking injunctive relief and damages resulting from alleged violations by the defendants of the Bank Holding Company Act and from civil conspiracy engaged in by the defendants, arising from an engagement letter entered into between the Company and Chase Securities, Inc. relating to the sale of assets or securities of Harbor Financial Group, Inc., Harbor Financial Mortgage Corporation and their subsidiaries (collectively “Harbor”). The Company alleged that the conditioning of Chase Bank of Texas, N.A.’s extension of credit to Harbor on the retention of Chase Securities, Inc. by the Company and Harbor violated the Bank Holding Company Act. The Company additionally sought a judicial declaration that the plaintiffs were not obligated to pay any commission to Chase Securities, Inc. under the engagement letter. The actual damages sought by the Company were in excess of $200 million. The Company also sought recovery of three times its damages pursuant to the Bank Holding Company Act and recovery of its costs of court, including reasonable attorneys fees. A motion to dismiss the Texas suit was granted based upon a provision in the engagement letter that provided that any suit arising from the engagement letter would be pursued in the State of New York. The Company has requested leave of the Supreme Court for the State of New York to amend its answer in that proceeding to include these claims as a counterclaim to the suit brought by Chase Securities, Inc. and an action against Chase Bank of Texas, N.A.

        On October 4, 1999, Chase Securities, Inc. filed suit against the Company before the Supreme Court for the State of New York, County of New York: Commercial Part seeking recovery of $2.4 million as the balance of a transaction fee allegedly due it under the terms of the engagement letter and other just and proper relief. The Company denies that it has any liability to Chase Securities, Inc. and intends to vigorously defend the suit. The Company has asserted as a defense to this action the violations of the Bank Holding Company Act asserted in the litigation filed in the Federal District Court for the Western District of Texas. The Company has sought leave to amend its answer in the suit to include a counterclaim against Chase Securities, Inc. and an action against Chase Bank of Texas, N.A. under the Bank Holding Company Act as was asserted in the Texas suit.

        On October 14, 1999, Harbor Financial Group, Inc. (“Harbor Parent”), Harbor Financial Mortgage Corporation (“Harbor”) and four subsidiaries of Harbor filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On December 14, 1999, the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings (the “Trustee”), initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Harbor alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers, and improper transfer of funds from the Harbor related entities to FirstCity. The claims also include fraudulent and preferential transfer of assets of the Harbor entities, fraud and conspiracy. The Trustee, FirstCity and the other defendants have reached terms of an agreement to compromise the claims brought in the adversary proceedings, subject to the approval of the Bankruptcy Court and the consent of all necessary insurers of FirstCity and its subsidiaries and affiliates. Under the proposed settlement, if approved, the Trustee will release the defendants, their affiliates and subsidiaries from any and all claims which were brought or could have been brought by the Trustee against any of the defendants, any past and present officers and directors of FirstCity or any affiliates or subsidiaries of FirstCity in consideration of the payment of $3.8 million cash and the release of any and all claims of FirstCity and its affiliates and subsidiaries and of the individual defendants in the bankruptcy proceedings against the Trustee, including administrative and expense claims. Neither the consent of the necessary insurers nor the approval of the Bankruptcy Court of the proposed terms of settlement has been obtained, and there can be no assurance that such consent and approval will be secured. In the event that carrier consent or bankruptcy court approval is not obtained, FirstCity intends to vigorously contest the claims of the Trustee, as it believes that the claims are without merit and that it has valid defenses to these claims.

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

ITEM 3. Defaults Upon Senior Securities

        In the third quarter of 1999, dividends on the Company’s adjusting rate preferred stock were suspended. At September 30, 2001, accumulated dividends in arrears on such preferred stock totaled $5.8 million, or $4.725 per share.

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

        (b)  Reports on Form 8-K. No report on Form 8-K was filed by the Registrant with the Securities and Exchange Commission during the quarterly period ended September 30, 2001.

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

Dated: November 14, 2001

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