Form 10-K405
period 2001-12-31
FIRSTCITY FINANCIAL CORP
filed 2002-04-01
CIK 828678

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of common stock outstanding at March 22, 2002 was 8,376,500. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of the common stock on the Nasdaq National Market System, was approximately $6,564,345.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FIRSTCITY FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1    Business....................................................    2
Item 2    Properties..................................................   11
Item 3    Legal Proceedings...........................................   12
Item 4    Submission of Matters to a Vote of Security Holders.........   13

                                  PART II
Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   13
Item 6    Selected Financial Data.....................................   14
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   15
Item 7A   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   44
Item 8    Financial Statements and Supplementary Data.................   47
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  116

                                  PART III
Item 10   Directors and Executive Officers of the Registrant..........  116
Item 11   Executive Compensation......................................  119
Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................  125
Item 13   Certain Relationships and Related Transactions..............  126

                                  PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................  127

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

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     FirstCity, a Delaware corporation, is a financial services company headquartered in Waco, Texas with offices throughout the United States and Mexico and a presence in France. The Company began operating in 1986 as a specialty financial services company focused on acquiring and resolving distressed loans and other assets purchased at a discount relative to the aggregate unpaid principal balance of the loans or the appraised value of the other assets ("Face Value"). To date the Company has acquired, for its own account and through various affiliated partnerships, pools of assets or single assets (collectively referred to as "Portfolio Assets" or "Portfolios") with a Face Value of approximately $6.4 billion. The Company's servicing expertise, which it has developed largely through the resolution of distressed assets, is a cornerstone of its growth strategy. Today the Company is engaged in two principal businesses: (i) Portfolio Asset acquisition and resolution and (ii) consumer lending through the Company's minority investment in Drive Financial Services LP ("Drive"). See Note 8 of the Company's Consolidated Financial Statements for certain financial information about these two segments of the Company.

BUSINESS STRATEGY

     The Company's core business is the acquisition, management, servicing and resolution of Portfolio Assets. Key elements of the Company's overall business strategy include:

     - Increasing the Company's investments in Portfolio Assets acquired from financial institutions and government agencies, both for its own account or through investment entities formed with Cargill Financial Services Corporation ("Cargill" or "Cargill Financial") or one or more other co-investors, thereby capitalizing on the expertise of partners whose skills complement those of the Company.

     - Identifying and acquiring, through non-traditional niche sources, distressed assets that meet the Company's investment criteria, which may involve the utilization of special acquisition structures.

     - Acquiring, managing, servicing and resolving Portfolio Assets in certain international markets, either separately or in partnership with others, including Cargill.

     - Capitalizing on the Company's servicing expertise to enter into new markets with servicing agreements that provide for reimbursement of costs of entry and operations plus an incentive servicing fee after certain thresholds are met without requiring substantial equity investments.

     - Retaining a minority interest investment in Drive.

     - Maximizing growth in operations, thereby permitting the utilization of the Company's net operating loss carryforwards ("NOLs").

BACKGROUND

     The Company began operating in the financial service business in 1986 as a purchaser of distressed assets from the Federal Deposit Insurance Corporation ("FDIC") and the Resolution Trust Corporation ("RTC"). From its original office in Waco, Texas, with a staff of four professionals, the Company's asset acquisition and resolution business grew to become a significant participant in an industry fueled by the problems experienced by banks and thrifts throughout the United States. In the late 1980s, the Company also began acquiring assets from healthy financial institutions interested in eliminating nonperforming assets from their portfolios. The Company began its relationship with Cargill in 1991. Since that time, the Company and Cargill have formed a series of Acquisition Partnerships through which they have jointly acquired over $5.5 billion in Face Value of Portfolio Assets.

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

     Following the Merger, the Company adopted a growth and diversification strategy designed to capitalize on its servicing and credit expertise to expand into additional financial service businesses. To that end, in July 1997 the Company acquired Harbor Financial Group, Inc. and its subsidiaries (collectively referred to as "Mortgage Corp."), a company engaged in the residential and commercial mortgage banking business since 1983. During 1997, the Company also expanded into related niche financial services markets, such as mortgage conduit banking, conducted through FC Capital Corp. ("Capital Corp."), a subsidiary of the Company, and such as consumer finance, conducted through FirstCity Consumer Lending Corporation ("Consumer Corp."), a subsidiary of the Company.

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

     As a result of the liquidity constraints created by the discontinued operations of Mortgage Corp. and Capital Corp., in the third quarter of 2000, Consumer Corp. completed the sale of a 49% equity interest in its automobile finance operation to IFA Drive GP Holdings LLC ("IFA-GP") and IFA Drive LP Holdings LLC ("IFA-LP"), wholly-owned subsidiaries of BoS(USA), Inc. (formerly known as IFA Incorporated) ("BoS(USA)"), a wholly-owned subsidiary of Bank of Scotland, for a purchase price of $15 million cash, pursuant to the terms of a Securities Purchase Agreement dated as of August 18, 2000 (the "Securities Purchase Agreement"), by and among the Company, Consumer Corp., FirstCity Funding, LP ("Funding LP"), FirstCity Funding GP Corp. ("Funding GP"), IFA-GP and IFA-LP. The transaction generated $75 million in cash and resulted in a net gain of $8.1 million. Simultaneously, the Bank of Scotland and the

Company completed a debt restructure whereby the Company reduced the outstanding debt under its senior and subordinate facilities from $113 million to approximately $44 million. The Company also retired approximately $6.4 million of debt owed to other lenders.

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     The Company engages in the Portfolio Asset acquisition and resolution business through its wholly owned subsidiary, FirstCity Commercial Corporation, and its subsidiaries ("Commercial Corp."). In the Portfolio Asset acquisition and resolution business Commercial Corp. acquires and resolves portfolios of performing and nonperforming commercial and consumer loans and other assets that are generally acquired at a discount to Face Value. Purchases may be in the form of pools of assets or single assets. Performing assets are those as to which debt service payments are being made in accordance with the original or restructured terms of such assets. Nonperforming assets are those as to which debt service payments are not being made in accordance with the original or restructured terms of such assets, or as to which no debt service payments are being made. Portfolios are designated as nonperforming unless substantially all of the assets comprising the Portfolio are performing. Once a Portfolio has been designated as either performing or nonperforming, such designation is generally not changed for accounting purposes regardless of the performance of the assets comprising the Portfolio. Portfolios are either acquired for Commercial Corp.'s own account or through investment entities formed with Cargill or one or more other co-investors (each such entity, an "Acquisition Partnership"). See "Portfolio Asset Acquisition and Resolution Business -- Relationship with Cargill". To date, Commercial Corp. and the Acquisition Partnerships have acquired over $6.4 billion in Face Value of assets, with FirstCity's net acquisition of $219 million.

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

     Commercial Corp. also seeks to capitalize on emerging opportunities in foreign countries in which the market for nonperforming loans of the type generally purchased by Commercial Corp. is less efficient than the market for such assets in the United States. Through December 31, 2001, Commercial Corp. has acquired, with Cargill and a local French partner, 12 Portfolios in France, consisting of approximately 22,576 assets, for an aggregate purchase price of approximately $276 million. Such assets had a Face Value of approximately $1.1 billion. Commercial Corp.'s share of the equity interest in the Portfolios acquired in France ranges from 10% to 33.33% and Commercial Corp. has made a total equity investment in these Portfolios of approximately $24 million. Commercial Corp. owns a 10% interest in MCS et Associates ("MCS"), a French asset servicing company, and Commercial Corp. and is, in conjunction with MCS and Cargill, actively pursuing opportunities to purchase additional pools of Portfolio Assets in France and other areas of Western Europe. In addition, Commercial Corp. has formed a Mexican asset servicing company, which has offices in Guadalajara and Mexico City, Mexico, that facilitates Commercial Corp.'s participation in acquisition of Portfolios in Mexico.
Through December 31, 2001 Commercial Corp. and its various partners have acquired eight Portfolios in Mexico consisting of an aggregate of approximately 44,497 assets with a Face Value of approximately $2.0 billion for a total purchase price of approximately $415 million. Commercial Corp.'s share of the equity interest in the Portfolios acquired in Mexico ranges from 3.2% to 20%, and Commercial Corp. has made a total investment therein of approximately $27 million.

     The following table presents selected data for the Portfolio Assets acquired by Commercial Corp.

                                PORTFOLIO ASSETS

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                        2001        2000        1999
                                                      --------   ----------   --------
                                                           (DOLLARS IN THOUSANDS)
Face Value..........................................  $766,904   $1,578,932   $516,518
Total purchase price................................  $224,927   $  394,927   $210,799
Total equity invested(1)............................  $139,273   $  341,736   $ 63,260
Commercial Corp. equity invested....................  $ 24,319   $   22,140   $ 11,203
Total number of Portfolio Assets....................     8,099       47,320      5,769

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

  ASSET ANALYSIS AND UNDERWRITING

     Prior to making an offer to acquire any Portfolio, Commercial Corp. performs an extensive evaluation of the assets that comprise the Portfolio. If, as is often the case, the Portfolio Assets are nonhomogeneous, Commercial Corp. will evaluate all individual assets determined to be significant to the total of the proposed purchase. If the Portfolio Assets are homogenous in nature, a sample of the assets comprising the Portfolio is selected for evaluation. The evaluation of individual assets generally includes analyzing the credit and collateral file or other due diligence information supplied by the seller. Based upon such seller-provided information, Commercial Corp. will undertake additional evaluations of the asset, that will, to the extent permitted by the seller, will include site visits to, and environmental reviews of the property securing the loan or the asset proposed to be purchased. Commercial Corp. will also analyze relevant local economic and market conditions based on information obtained from its prior experience in the market or from other sources, such as local appraisers, real estate principals, realtors and brokers.

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

     The analysis and underwriting procedure in foreign markets follows the same extensive diligence philosophy as that employed by the Company domestically. Additional risks are evaluated in foreign markets, including currency strength, short and long-term market stability and political concerns. These risks are appropriately priced into the cost of the acquisition.

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

     Commercial Corp. services all of the Portfolio Assets owned for its own account, all of the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, certain Portfolio Assets owned by third parties. In connection with the Acquisition Partnerships in the United States, Commercial Corp.

generally earns a servicing fee, which is a percentage of gross cash collections generated rather than a management fee based on the Face Value of the asset being serviced. The rate of servicing fee charged is generally a function of the average Face Value of the assets within each pool being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range), the type of assets and the level of servicing required on each assets. For the Mexican Acquisition Partnerships, Commercial Corp. earns a servicing fee based on costs of servicing plus a profit margin. The Company also has certain consulting contracts with its Mexican investment entities pursuant to which the Company is entitled to additional compensation for servicing once a specified return to the investors has been achieved. The Acquisition Partnerships in France are serviced by MCS in which the Company maintains a 10% equity interest.

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

     Each Acquisition Partnership is a separate legal entity, (generally a limited partnership, but may instead be a limited liability company, trust, corporation or other type of entity). Commercial Corp. and an investor typically form a corporation to serve as the corporate general partner of each Acquisition Partnership. Generally, for domestic Acquisition Partnerships, Commercial Corp. and another investor each own 50% of the general partner and a 49.5% limited partnership interest in the domestic Acquisition Partnership (the general partner owns the other 1% interest). Cargill or its affiliates are the investor in the vast majority of the Acquisition Partnerships currently in existence. See "-- Relationship with Cargill." Certain institutional investors have also held limited partnership interests in the Acquisition Partnerships and may hold interests in the related corporate general partners.

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

     Prior to maturity of the senior acquisition debt, the Acquisition Partnerships typically refinance the senior acquisition debt with long-term debt secured by the assets of partnerships. Such long-term debt generally accrues interest at a lower rate than the senior acquisition debt, has collateral terms similar to the senior acquisition debt, and permits distributions of excess cash flow generated by the Acquisition Partnership to the equity partners so long as the partnership is in compliance with applicable financial covenants.

     In foreign markets, Commercial Corp. conducts cautious analysis with respect to the establishment of ownership structures. Prior to investment, Commercial Corp., in conjunction with its co-investors, performs significant due diligence and planning on the tax, licensing, and other ownership issues of the particular country. As in the United States, each foreign Acquisition Partnership is a separate legal entity, generally formed as the equivalent of a limited liability company or a liquidating trust. Over the year, Commercial Corp. has cultivated successful relationships with several investors in its international acquisitions.

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

     Under a Right of First Refusal Agreement and Due Diligence Reimbursement Agreement effective as of January 1, 1998, as amended (the "Right of First Refusal Agreement") among the Company, FirstCity Servicing Corporation, Cargill and its wholly owned subsidiary CFSC Capital Corp. II ("CFSC"), if the Company receives an invitation to bid on or otherwise obtains an opportunity to acquire interests in loans, receivables, real estate or other assets located in the United States, Canada, Mexico, or the Caribbean in which the aggregate amount to be bid exceeds $4 million, the Company is required to follow a prescribed notice procedure pursuant to which CFSC has the option to participate in the proposed purchase by requiring that such purchase or acquisition be effected through an Acquisition Partnership formed by the Company and Cargill (or an affiliate). The Right of First Refusal Agreement does not prohibit the Company from holding discussions with entities other than CFSC regarding potential joint purchases of interests in loans, receivables, real estate or other assets, provided that any such purchase is subject to CFSC's right to participate in the Company's share of the investment. The Right of First Refusal Agreement further provides that, subject to certain conditions, CFSC will bear $20,000 per month plus 50% of the third party due diligence expenses incurred by the Company in connection with proposed asset purchases. The Right of First Refusal Agreement is a restatement and extension of a similar agreement entered into among the Company, certain members of the Company's management and Cargill in 1992. The Right of First Refusal Agreement has a termination date of February 1, 2004.

     Future increases in the Company's investments in Portfolio Assets acquired from institutions and government agencies will come through investment entities formed with Cargill or one or more other co-investors, thereby capitalizing on the expertise of partners whose skills complement those of the Company.

  BUSINESS STRATEGY

     Historically, Commercial Corp. has leveraged its expertise in asset resolution and servicing by investing in a wide variety of asset types across a broad geographic scope. Commercial Corp. continues to follow this investment strategy and seeks expansion opportunities into new asset classes and geographic areas when it believes it can achieve attractive risk adjusted returns. The following items are significant elements of Commercial Corp.'s business strategy in the portfolio acquisition and resolution business:

     - Traditional markets. Commercial Corp. believes it will continue to invest in Portfolio Assets acquired from financial institutions and government agencies, both for its own account or through investment entities formed with Cargill or one or more other co-investors.

     - Niche markets. Commercial Corp. believes it will continue to pursue profitable private market niches in which to invest. The niche investment opportunities that Commercial Corp. has pursued to date include (i) the acquisition of improved or unimproved real estate, including excess retail sites, and (ii) periodic purchases of single financial or real estate assets from banks and other financial institutions with which Commercial Corp. has established relationships, and from a variety of other sellers that are familiar with the Company's reputation for acting quickly and efficiently.

     - Foreign markets. Commercial Corp. believes that the foreign markets for Portfolio Assets are less developed than the U.S. market, and therefore provide a greater opportunity to achieve attractive risk adjusted returns. Commercial Corp. has purchased Portfolio Assets in France, Japan (sold in 1999) and Mexico and expects to continue to seek purchase opportunities outside of the United States.

CONSUMER LENDING

     The Company historically conducted all of its consumer receivable origination activities through Consumer Corp. Consumer Corp.'s focus had been on the origination and servicing of sub-prime consumer loans. Such loans are extended to borrowers who evidence an ability and willingness to repay credit, but have experienced an adverse event, such as a job loss, illness or divorce, or have had past credit problems, such as delinquency, bankruptcy, repossession or charge-offs. In the third quarter of 2000, Consumer Corp. formed Drive and transferred the entire operations of its automobile finance platform to Drive. Consumer Corp. sold a 49% equity interest in Drive to IFA-GP and IFA-LP, subsidiaries of BoS(USA), a wholly owned subsidiary of Bank of Scotland. See "Background" for additional information related to formation and structure of Drive. As a result of the sale, the majority of Consumer Corp.'s operations have been accounted for under the equity method since August 1, 2000.

     Drive is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers. Drive acquires retail installment contracts principally from manufacturer-franchised dealers in connection with their sale of used and new automobiles and light duty trucks to "sub-prime" customers with limited credit histories or past credit problems. At the present, Drive does not extend credit directly to consumers, nor does it purchase retail installment contracts from other financial institutions.

     Ownership of Drive is allocated as follows: 49% of Drive is owned (directly and indirectly) by IFA-GP and IFA-LP, 31% of Drive is owned (directly and indirectly) by Consumer Corp., and 20% of Drive (directly and indirectly) by certain members of Drive's executive management (the "Auto Finance Management Group"). The partners of Drive have no obligation to make additional capital contributions to Drive. In connection with the sale of the interest in Drive to IFA-GP and IFA-LP, BoS(USA) provided a term financing of $60 million to Drive and its subsidiary, Drive ABS LP, which was used to repay indebtedness owed to the Company by Consumer Corp. The Company provided a guaranty limited to a maximum of up to $4 million of the $60 million loan by BoS(USA). The balance of this term loan was $28 million at December 31, 2001. The Company, Consumer Corp. and Funding L.P. secured the guaranty with security interests in their respective ownership interests in Consumer Corp., Funding L.P. and Drive. BoS(USA) also provided a warehouse line to Drive through a $100 million Receivables Financing Agreement (the "Receivables Financing Agreement"). The Receivables Financing Agreement was in addition to the $100 million warehouse line provided to Drive by Enterprise Funding Corporation, an affiliate of Bank of America.

     On February 16, 2001, BoS(USA) and Drive entered into an amendment to the Receivables Financing Agreement providing for an increase in the maximum commitment under the facility to $150 million. On February 16, 2001, Drive entered into a subordinate capital loan agreement with BoS(USA) that provides for working capital loans in the maximum aggregate principal amount of $40 million to be made available to Drive. Draws of $32 million made under this facility have been applied to pay down on the $60 million term facility provided by BoS(USA).

     In June, 2001, Drive terminated its prior warehouse facility with Enterprise Funding Corporation. Effective September 6, 2001, Drive entered into a warehouse line of credit agreement with Variable Funding Capital Corporation, a subsidiary of First Union National Bank, which provided borrowings up to $100 million. Drive's obligation under the arrangement at December 31, 2001 was zero and bears interest at a commercial paper rate (2.03% at December 31, 2001 plus associated fees). The debt will be secured by Drive's retail installment contracts and terminates on September 5, 2002.

     During the fourth quarter of 2000, Drive completed a securitization of $100 million of face value of automobile receivables. In connection with that securitization, BoS(USA) was required to enter into agreements to pay certain fees and expenses, and to repurchase contracts under certain circumstances and to indemnify other parties to the securitization from certain liabilities pursuant to the securitization documents. BoS(USA) required the Company to provide an indemnity to BoS(USA) for 31% (the ownership interest held directly and indirectly by Consumer Corp. in Drive) of any and all losses suffered by BoS(USA) under those agreements. The Company believes that additional funding provided by BoS(USA) and Variable

Capital Funding Corporation along with improved capital markets execution should provide the liquidity needed by Drive to allow this business model to mature with planned, controlled growth.

GOVERNMENT REGULATION

     Portfolio Asset Acquisition and Resolution -- Certain aspects of the Company's Portfolio Asset acquisition and resolution business are subject to regulation under various federal, state and local statutes and regulations that impose requirements and restrictions affecting, among other things, disclosures to obligors, the terms of secured transactions, collection, repossession and claims handling procedures, multiple qualification and licensing requirements for doing business in various jurisdictions, and other trade practices.

     Consumer Lending -- Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon lenders and servicers involved in consumer finance. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z, state adaptations of the National Consumer Act and of the Uniform Consumer Credit Code, and state motor vehicle retail installment sales acts, retail installment sales acts and other similar laws. Also, state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions.

     In addition, as an affiliate of BoS (USA), Drive is subject to regulatory oversight by the Federal Reserve Bank and the Office of the Comptroller of Currency, who may periodically review the operations of Drive when examining the safety and soundness of BoS (USA)'s and Bank of Scotland's operations in the United States.

COMPETITION

     Portfolio Asset Acquisition and Resolution -- The Portfolio Asset acquisition business is highly competitive. Some of the Company's principal competitors are substantially larger and better capitalized than the Company. Because of these resources, these companies may be better able than the Company to acquire Portfolio Assets, to pursue new business opportunities or to survive periods of industry consolidation. Generally, there are three aspects of the distressed asset business: due diligence, Portfolio management, and servicing. The Company is a major participant in all three areas. In comparison, certain of its competitors (including certain securities and banking firms) have historically competed primarily as portfolio purchasers and have customarily engaged other parties to conduct due diligence on potential Portfolio purchases and to service acquired assets, and certain other competitors (including certain banking and other firms) have historically competed primarily as servicing companies.

     The Company believes that its ability to acquire Portfolios for its own account and through Acquisition Partnerships will be an important component of the Company's overall future growth. Acquisitions of Portfolios are often based on competitive bidding, which involves the danger of bidding too low (which generates no business), or bidding too high (which could result in the purchase of a Portfolio at an economically unattractive price).

     Consumer Lending -- The automobile finance industry is the second largest consumer finance market in the United States. The vast majority of automobile financing is provided by captive finance subsidiaries of major auto manufacturers, banks, and credit unions for vehicles purchased by "A" credit consumers or "prime" consumers. Primary lenders tend to avoid or do not consistently serve the sub-prime market, in which predominantly used automobiles are purchased by borrowers with "B," "C," or "D" credit. The sub-prime consumer market estimated at approximately $60 billion per year is served mainly by independent finance companies such as Drive

     The Company believes that the sub-prime, consumer automobile market is growing because of a number of factors including (i) economic trends, (ii) the extension of the average useful life of automobiles, and

(iii) the increasing number of late model used automobiles being offered for sale including former rental cars and off-lease vehicles.

     The Company believes Drive is well positioned to maximize on this opportunity due to its talented management team, strong financial partner in BoS(USA), growth of market saturation, consistent record of success of its business model and an attractive net margin environment, assisted by the low wholesale interest market.

     Drive is currently represented in 21 states with concentrations in the Texas, California and Georgia markets, which represent 42%, 13% and 8% respectively of business written in the last year. Drive purchased $413 million in receivable contracts in 2001, which represents a fraction of 1% of the potential market. The Company believes there is ample room to grow both in current markets and in new markets not yet serviced. Sub-prime competition varies from market to market, but the largest competitors seen in most markets include Americredit Corporation, Household Finance, WFS Finance and Capital One. Each of these competes in a different credit sector within Drive's market and all are currently moving upwards in the credit cycle as the economy changes. Drive believes it has opportunities to grow its market share, at the lowest end of the credit spectrum, through controlled use of its business model.

EMPLOYEES

     The Company had 185 employees as of December 31, 2001. No employee is a member of a labor union or party to a collective bargaining agreement. The Company believes that its employee relations are good.

RELATIONSHIP WITH THE BANK OF SCOTLAND

     The Company has had a significant relationship with the Bank of Scotland or its subsidiaries since September 1997. The Company has entered into loan agreements from time to time since 1997, including the current loan agreement related to the Company's revolving line of credit and Term Loans A and B. Additionally, the Company through its subsidiary Consumer Corp. is a 31% owner of Drive, and IFA-GP and IFA-LP, subsidiaries of BoS(USA), own an aggregate 49% interest in Drive. BoS(USA) is a wholly owned subsidiary of the Bank of Scotland.

     BoS(USA) has an option to acquire a warrant for 1,975,000 shares of the Company's non-voting Common Stock; the option can be exercised after June 30, 2002 if the Company's $12 million Term Loan B owed to BoS(USA) and The Bank of Scotland remains outstanding, but not prior to that date. The strike price is $2.3125 per share. In the event that prior to June 30, 2002 the Company either
(a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate. BoS(USA) and the Company extended the initial exercise date for this option to acquire a warrant for 1,975,000 shares from August 31, 2001 to June 30, 2002. BoS(USA) and the Company extended the exercise date to allow the Company additional time to pursue possible restructure alternatives which would otherwise be limited due to change of control issues related to its substantial NOLs.

     BoS(USA) also has a warrant to purchase 425,000 shares of the Company's voting Common Stock at $2.3125 per share. In the event that Term Loan B is terminated prior to June 30, 2002 through a transaction involving the issuance of warrants, BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's voting Common Stock. BoS(USA) and the Company amended the warrant to extend the date from August 31, 2001 to June 30, 2002 to correspond to the extension of the initial exercise date of the option described in the preceding paragraph.

ITEM 2.  PROPERTIES.

     The Company leases all its office locations. The Company leases its current headquarters building from a related party under a noncancellable operating lease, which expires December 31, 2006. All leases of the other offices of the Company and subsidiaries expire prior to 2005. The following is a list of the Company's principal physical properties leased as of December 31, 2001.

LOCATION                                   FUNCTION                   BUSINESS SEGMENT
--------                                   --------                   ----------------
Waco, Texas.................  Executive Offices                     Corporate/Commercial
Philadelphia,                 Servicing Offices                     Commercial
  Pennsylvania..............
Richmond, Virginia..........  Servicing Offices                     Commercial
Guadalajara, Mexico.........  Servicing Offices                     Commercial
Mexico City, Mexico.........  Servicing Offices                     Commercial
Dallas, Texas...............  Drive Executive & Servicing Offices   Consumer
Cypress, California.........  Drive Servicing Offices               Consumer

ITEM 3.  LEGAL PROCEEDINGS.

     On October 14, 1999, Harbor Financial Group, Inc. ("Harbor Parent"), Harbor Financial Mortgage Corporation ("HFMC") and four subsidiaries of HMFC filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On December 14, 1999, the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings (the "Trustee"), initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Harbor alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers, and improper transfer of funds from the Harbor related entities to FirstCity. The claims also include fraudulent and preferential transfer of assets of the Harbor entities, fraud and conspiracy. The Trustee, FirstCity and the other defendants have reached terms of an agreement to compromise the claims brought in the adversary proceedings, subject to the approval of the Bankruptcy Court and the consent of all necessary insurers of FirstCity and its subsidiaries and affiliates. Under the proposed settlement, if approved, the Trustee will release the defendants, their affiliates and subsidiaries from any and all claims which were brought or could have been brought by the Trustee against any of the defendants, any past and present officers and directors of FirstCity or any affiliates or subsidiaries of FirstCity in consideration of the payment of $3.8 million cash and the release of any and all claims of FirstCity and its affiliates and subsidiaries and of the individual defendants in the bankruptcy proceedings against the Trustee, including administrative and expense claims. Neither the consent of the necessary insurers nor the approval of the Bankruptcy Court of the proposed terms of settlement has been obtained, and there can be no assurance that such consent and approval will be secured. In the event that carrier consent or bankruptcy court approval is not obtained, FirstCity intends to vigorously contest the claims of the Trustee, as the Company believes that the claims are without merit and that it has valid defenses to these claims.

     The Company and Harbor Parent filed suit in the Federal District Court for the Western District of Texas, Waco Division, against Chase Bank of Texas, N.A. and Chase Securities, Inc. in September 1999 seeking injunctive relief and damages resulting from alleged violations by the defendants of the Bank Holding Company Act and from civil conspiracy engaged in by the defendants, arising from an engagement letter entered into between the Company and Chase Securities, Inc. relating to the sale of assets or securities of Harbor Parent, HFMC and their subsidiaries (collectively "Harbor"). The Company and Harbor Parent alleged that the conditioning by Chase Bank Texas, N.A. of the extension of credit to Harbor on the retention of Chase Securities, Inc. by the Company and Harbor violated the Bank Holding Company Act. The Company additionally sought a judicial declaration that the plaintiffs were not obligated to pay any commission to Chase Securities, Inc. under the engagement letter. The Company and Harbor Parent also sought recovery of treble damages pursuant to the Bank Holding Company Act and recovery of costs of court, including reasonable attorneys fees. A motion to dismiss the Texas suit was granted based upon a provision in the engagement letter that provided that any suit arising from the engagement letter would be pursued in the State of New York. The Company has been granted leave by the Supreme Court for the State of New York to amend its answer in that proceeding to include the claims asserted in the Texas suit as a counterclaim to the suit brought by Chase Securities, Inc. and to assert certain affirmative defenses.

     On October 4, 1999, Chase Securities, Inc. filed suit against the Company before the Supreme Court for the State of New York, County of New York:
Commercial Part seeking recovery of $2.4 million as the balance of a transaction fee allegedly due it under the terms of the engagement letter discussed above and other relief. The Company denies that it has any liability to Chase Securities, Inc. The Company has asserted as a defense to this action the violations of the Bank Holding Company Act and other claims asserted in the litigation filed in the Federal District Court for the Western District of Texas. The Company was granted leave to amend its answer in the suit to include a counterclaim against Chase Securities, Inc. asserting breach of contract based upon the matters that were asserted in the Texas suit.

     John H. Litzler, in his capacity as the duly appointed trustee of the bankruptcy estates of the Harbor Parent and HFMC (the "Trustee"), filed an action pending in the United States District Court for the Southern District of New York against Chase Manhattan Bank, formerly Chase Bank of Texas, N.A. and Chase Securities, Inc. seeking recovery of damages arising from or relating to various agreements by and between Harbor Parent and HFMC and Chase Manhattan Bank and Chase Securities, Inc., including the alleged violations of the Anti-Tying provision of the Bank Holding Company Act as had been asserted by the Company and Harbor Financial Group, Inc. in the Texas suit.

     The Trustee and the Company and Chase Manhattan Bank and Chase Securities, Inc. are currently finalizing settlement documents to settle the claims brought in the suits pending in the New York courts described above, subject to the approval of the Bankruptcy Court in the proceedings related to Harbor. There can be no assurance that the parties can resolve outstanding issues related to the terms of the settlement documentation or that approval of the Bankruptcy Court of the proposed terms of settlement can be obtained. In the event that the settlement is not completed or the Bankruptcy Court does not approve the settlement, the Company intends to vigorously defend the claim of Chase Securities, Inc. for payment of the fee and to pursue its claims for damages against Chase Manhattan Bank and Chase Securities, Inc.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                        COMMON AND PREFERRED STOCK DATA

     The Company's common stock, $.01 par value per share ("Common Stock"), and redeemable preferred stock, par value $.01 per share ("New Preferred Stock") are listed on the Nasdaq National Market System under the symbols FCFC and FCFCO, respectively. The number of holders of record of Common Stock on

February 28, 2002 was approximately 503. High and low stock prices for the Common Stock and New Preferred Stock in 2001 and 2000 are displayed in the following table:

                                                            2001             2000
                                                       --------------   --------------
                                                        MARKET PRICE     MARKET PRICE
                                                       --------------   --------------
QUARTER ENDED                                           HIGH     LOW     HIGH     LOW
-------------                                          ------   -----   ------   -----
Common Stock:
  March 31...........................................  $ 2.00   $1.03   $ 3.89   $2.13
  June 30............................................    1.74    1.05     2.38    1.58
  September 30.......................................    1.84    1.35     2.88    1.50
  December 31........................................    1.80    1.04     2.19    1.25
New Preferred Stock:
  March 31...........................................  $10.31   $7.06   $11.00   $7.00
  June 30............................................    8.45    7.50     9.25    4.38
  September 30.......................................    8.50    6.50    11.88    8.25
  December 31........................................    8.63    7.00    11.00    9.06

     The Company has never declared or paid a dividend on the Common Stock. The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate that it will declare or pay any dividends on the Common Stock in the foreseeable future. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. The Company's Senior Facility and certain other credit facilities to which the Company and its subsidiaries are parties contain restrictions relating to the payment of dividends and other distributions. In the third quarter of 1999, dividends on the New Preferred Stock were suspended. Given the continued high debt levels of the Company, and management's priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on shares of New Preferred Stock will be paid in 2002.

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

     The Selected Financial Data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 and with the related

Consolidated Financial Statements and Notes thereto under Item 8 of this Annual Report on Form 10-K, respectively.

                            SELECTED FINANCIAL DATA

                                   2001       2000       1999        1998       1997
                                 --------   --------   ---------   --------   --------
                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.......................  $ 37,765   $ 52,176   $  58,928   $ 51,544   $ 63,896
Expenses.......................    33,214     56,288      58,197     51,719     49,482
Earnings (loss) from continuing
  operations...................     2,171    (11,733)     (5,819)       785     27,623
Earnings (loss) from
  discontinued operations......    (5,200)    (5,000)   (102,337)   (20,977)     8,005
Net earnings (loss)............    (3,029)   (15,900)   (108,156)   (20,192)    35,628
Redeemable preferred
  dividends....................     2,568      2,568       2,568      5,186      6,203
Net earnings (loss) to common
  stockholders(1)..............    (5,597)   (18,468)   (110,724)   (25,378)    29,425
Net earnings (loss) from
  continuing operations before
  accounting change per common
  share --
  Basic(1).....................     (0.01)     (1.71)      (0.92)     (0.58)      3.28
  Diluted(1)...................     (0.01)     (1.71)      (0.92)     (0.58)      3.25
Net earnings (loss) change per
  common share --
  Basic(1).....................     (0.67)     (2.21)     (13.33)     (3.35)      4.51
  Diluted(1)...................     (0.67)     (2.21)     (13.33)     (3.35)      4.46
Dividends per common share.....        --         --          --         --         --
At year end:
  Total assets.................   138,893    140,991     230,622    336,643    317,146
  Total notes payable..........    91,209     93,764     169,792    165,922    152,216
  Preferred stock..............    32,101     29,533      26,965     26,323     41,908
Total common equity............     3,877      8,478      26,587    136,955    112,758

---------------

(1) Includes $1.2 million and $13.6 million, respectively, of deferred tax benefits related to the recognition of benefits to be realized from net operating loss carryforwards (NOLs) in 1998 and 1997, and deferred tax provisions of $7.0 million and $4.9 million, respectively, in 2000 and 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is a financial services company engaged in Portfolio Asset acquisition and resolution, conducted through Commercial Corp., and in consumer lending, through its investment in Drive.

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

     As a result of the significant period to period fluctuations in the revenues and earnings of the Company's Portfolio Asset acquisition and resolution business, the sale of the interest in the automobile finance operation, and the timing of securitization transactions of Drive, period to period comparisons of the Company's results of continuing operations may not be meaningful.

     For the year 2001, the Company reported a net loss to common stockholders of $5.6 million or $.67 per share on a diluted basis. Components of net loss for 2001 compared to 2000 are as follows:

                                                               2001       2000
                                                              -------   --------
                                                                (IN THOUSANDS)
Portfolio Asset Acquisition and Resolution..................  $ 7,713   $  3,354
Consumer....................................................    4,448     10,362
Corporate interest..........................................   (4,649)   (12,175)
Corporate overhead..........................................   (5,341)    (6,274)
Accrued preferred dividends.................................   (2,568)    (2,568)
Loss from discontinued operations...........................   (5,200)    (5,000)
Deferred tax valuation allowance............................       --     (7,000)
Extraordinary gain (early extinguishment of debt)...........       --        833
                                                              -------   --------
  Net loss to common stockholders...........................  $(5,597)  $(18,468)
                                                              =======   ========

ANALYSIS OF REVENUES AND EXPENSES

     The Company reported a net loss to common stockholders for 2001 of $5.6 million. As a result of the sale of interest in the automobile finance operation, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments.

     The following table summarizes the revenues and expenses of each of the Company's business segments and presents the contribution that each business makes to the Company's operating margin.

                       ANALYSIS OF REVENUES AND EXPENSES

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001         2000           1999
                                                              ----------   -----------   ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Servicing fees.........................................   $ 9,580      $  7,555      $   3,850
     Gain on resolution of Portfolio Assets.................     1,049         3,120          4,054
     Gain on sale of interest in equity investments.........     3,316            --          2,163
     Equity in earnings of investments......................    10,771         7,369         11,318
     Interest income........................................     5,847         2,143          2,610
     Other..................................................     1,190         1,129          1,502
                                                               -------      --------      ---------
          Total.............................................    31,753        21,316         25,497
  Expenses:
     Interest and fees on notes payable.....................     4,128         3,266          4,308
     Salaries and benefits..................................     7,679         5,531          5,542
     Provision for loan and impairment losses...............     3,277         1,971             --
     Occupancy, data processing and other...................     8,857         7,083          5,818
                                                               -------      --------      ---------
          Total.............................................    23,941        17,851         15,668
                                                               -------      --------      ---------

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001         2000           1999
                                                              ----------   -----------   ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Operating contribution before direct taxes................   $ 7,812      $  3,465      $   9,829
                                                               =======      ========      =========
  Operating contribution, net of direct taxes...............   $ 7,713      $  3,354      $   9,743
                                                               =======      ========      =========
CONSUMER LENDING:
  Revenues:
     Servicing fees.........................................   $    --      $  3,887      $   5,086
     Equity in earnings of investments......................     5,923         2,223             --
     Interest income........................................         5        12,882         17,787
     Gain on sale of automobile loans.......................        --         2,836         10,280
     Gain on sale of interest in subsidiary.................        --         8,091             --
     Other..................................................         9            71            171
                                                               -------      --------      ---------
          Total.............................................     5,937        29,990         33,324
                                                               -------      --------      ---------
  Expenses:
     Interest and fees on notes payable.....................        --         3,217          4,730
     Salaries and benefits..................................        --         7,277          8,053
     Provision for loan and impairment losses...............        --         2,420          4,302
     Occupancy, data processing and other...................     1,473         6,706         10,539
                                                               -------      --------      ---------
          Total.............................................     1,473        19,620         27,624
                                                               -------      --------      ---------
  Operating contribution before direct taxes................   $ 4,464      $ 10,370      $   5,700
                                                               =======      ========      =========
  Operating contribution, net of direct taxes...............   $ 4,448      $ 10,362      $   5,635
                                                               =======      ========      =========
  Total operating contribution, net of direct taxes.........   $12,161      $ 13,716      $  15,378
                                                               =======      ========      =========
CORPORATE OVERHEAD:
  Other revenue.............................................   $    75      $    870      $     107
  Corporate interest expense................................    (4,649)      (12,175)        (9,716)
  Salaries and benefits, occupancy, professional and other
     expenses...............................................    (5,416)       (7,144)        (6,688)
  Deferred tax valuation allowance..........................        --        (7,000)        (4,900)
                                                               -------      --------      ---------
  Earnings (loss) from continuing operations................     2,171       (11,733)        (5,819)
  Loss from discontinued operations.........................    (5,200)       (5,000)      (102,337)
  Extraordinary gain........................................        --           833             --
                                                               -------      --------      ---------
  Net loss..................................................    (3,029)      (15,900)      (108,156)
  Preferred dividends.......................................    (2,568)       (2,568)        (2,568)
                                                               -------      --------      ---------
  Net loss to common stockholders...........................   $(5,597)     $(18,468)     $(110,724)
                                                               =======      ========      =========
SHARE DATA:
  Basic and diluted earnings (loss) per common share are as
     follows:
     Loss from continuing operations before accounting
       change per common share..............................   $ (0.01)     $  (1.71)     $   (0.92)
     Discontinued operations per common share...............     (0.62)        (0.60)        (12.32)
     Cumulative effect of accounting change.................     (0.04)           --          (0.09)
     Extraordinary gain.....................................        --          0.10             --

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001         2000           1999
                                                              ----------   -----------   ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net loss per common share..............................   $ (0.67)     $  (2.21)     $  (13.33)
     Weighted average common shares outstanding.............     8,374         8,351          8,307

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     In 2001 the Company invested in excess of $24 million in portfolios acquired through Acquisition Partnerships. Acquisitions by the Company over the last five years are summarized as follows:

                                                                         FIRSTCITY
                                                              PURCHASE   INVESTED
                                                               PRICE      EQUITY
                                                              --------   ---------
                                                                 (IN THOUSANDS)
1st Quarter.................................................  $ 87,407    $ 8,418
2nd Quarter.................................................    33,013      4,885
3rd Quarter.................................................    52,478      5,248
4th Quarter.................................................    52,029      5,768
                                                              --------    -------
          Total 2001........................................  $224,927    $24,319
          Total 2000........................................  $394,927    $22,140
          Total 1999........................................  $210,799    $11,203
          Total 1998........................................  $139,691    $28,478
          Total 1997........................................  $183,229    $37,109

     As shown above, portfolio acquisitions were 43% less this year than in 2000. Due to improved liquidity and funding available to this business line, however, the Company was able to invest more equity in the Portfolios. The Company's profit contribution increased from $3.4 million in 2000 to $7.7 million in 2001.

     The Company believes that prospects for investment in distressed assets in 2002 continue to be positive. The current economic conditions have caused the level of non-performing assets on the balance sheets of U.S. lenders to increase dramatically. In the foreign markets, the availability of distressed assets in France and Mexico remains strong. The Company is looking to expand its franchise base into Central and South America as well as other parts of Europe. To capitalize on these opportunities FirstCity has recently implemented a new marketing program, with staff dedicated to identification of new opportunities to explore, both on a bid and negotiated basis.

     Revenues with respect to the Company's Portfolio Asset Acquisition and Resolution segment consist primarily of (i) servicing fees from Acquisition Partnerships for the servicing activities performed related to the assets held in the Acquisition Partnerships, (ii) equity in earnings of affiliated Acquisition Partnerships and servicing entities, (iii) interest income on performing Portfolio Assets and loans receivable, and (iv) gains on disposition of assets. The following table presents selected information regarding the revenues and expenses of the Company's Portfolio Asset acquisition and resolution business.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                   PORTFOLIO ASSET ACQUISITION AND RESOLUTION

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
INCOME FROM PORTFOLIO ASSETS AND LOANS RECEIVABLE:
  Average investment in Portfolio Assets and loans
     receivable:
     Domestic........................................  $ 23,674   $ 34,498   $ 52,453
     Mexico..........................................    17,207      4,898        947
     France..........................................        --         --      1,193
                                                       --------   --------   --------
          Total......................................  $ 40,881   $ 39,396   $ 54,593
                                                       ========   ========   ========
  Income from Portfolio Assets and loans receivable:
     Domestic........................................  $  2,856   $  3,817   $  6,171
     Mexico..........................................     3,820      1,088        179
     France..........................................        --         --        101
                                                       --------   --------   --------
          Total......................................  $  6,676   $  4,905   $  6,451
                                                       ========   ========   ========
  Average return:
     Domestic........................................      12.1%      11.1%      11.8%
     Mexico..........................................      22.2%      22.2%      18.9%
     France..........................................        --         --        8.5%
          Total......................................      16.3%      12.5%      11.8%
SERVICING FEE REVENUES:
  Domestic partnerships:
     $ Collected.....................................  $126,591   $ 83,689   $ 99,136
     Servicing fee revenue...........................     3,207      2,712      2,725
     Average servicing fee %.........................       2.5%       3.2%       2.7%
  Mexico partnerships:
     $ Collected.....................................  $147,540   $ 83,931   $ 10,909
     Servicing fee revenue...........................     5,965      2,923        735
     Average servicing fee %.........................       4.0%       3.5%       6.7%
  Incentive service fees.............................  $    408   $  1,920   $    390
  Total Service Fees:
     $ Collected.....................................  $274,131   $167,620   $110,045
     Servicing fee revenue...........................     9,580      7,555      3,850
     Average servicing fee %.........................       3.5%       4.5%       3.5%
PERSONNEL:
Personnel expenses...................................  $  7,679   $  5,531   $  5,542
  Number of personnel (at period end):
     Production......................................        23         23         12
     Servicing.......................................       127         82         60

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
INTEREST EXPENSE:
  Average debt.......................................  $ 42,310   $ 32,878   $ 49,078
  Interest expense...................................     4,128      3,266      4,308
  Average cost.......................................       9.8%       9.9%       8.8%

     The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                            ACQUISITION PARTNERSHIPS

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
REVENUES:
  Gain on resolution of Portfolio Assets.............  $103,599   $ 75,788   $ 51,498
  Gross profit percentage on resolution of Portfolio
     Assets..........................................      41.6%      46.4%      40.4%
  Interest income....................................  $ 24,473   $ 18,049   $ 16,409
  Other income.......................................     2,929      2,195      2,953
INTEREST EXPENSE(1):
  Interest expense...................................    72,151     38,289     15,675
  Average debt.......................................   321,521    292,707    159,827
  Average cost (annualized)..........................      22.4%      13.1%       9.8%
OTHER EXPENSES:
  Service fees.......................................  $ 13,735   $  8,034   $  6,391
  Other operating costs..............................    22,203      8,639     10,971
  Income taxes.......................................    12,139      2,225         81
  Foreign currency transaction.......................    (3,399)     2,079         --
                                                       --------   --------   --------
          Total other expenses.......................    44,678     20,977     17,443
                                                       --------   --------   --------
          Net earnings...............................  $ 14,172   $ 36,766   $ 37,742
                                                       ========   ========   ========
Equity in earnings of Acquisition Partnerships.......  $  9,742   $  7,203   $ 11,444
Equity in earnings (loss) of servicing entities......     1,029        166       (126)
                                                       --------   --------   --------
                                                       $ 10,771   $  7,369   $ 11,318
                                                       ========   ========   ========

---------------

(1) Interest expense for 2001, 2000 and 1999 includes interest on loans to the Acquisition Partnerships located in Mexico from affiliates of the investor groups. The rates on these loans range between 19% and 20%. The average cost on debt excluding the Mexican Acquisition Partnerships was 7.5%, 9.4% and 9.2% for 2001, 2000 and 1999, respectively.

CONSUMER LENDING

     As previously noted, the Company sold a 49% equity interest in the automobile finance operation (conducted through Drive) effective August 1, 2000. Subsequent to the sale, operating activity is recorded using the equity method of accounting. As a result, the majority of operations reported in the Consumer Lending segment are for activity prior to August 1, 2000. Therefore, period-to-period comparisons of Consumer Corp.'s results of operations may not be meaningful.

     During 2001, Drive completed securitizations of $372 million of face value of automobile receivables. FirstCity's portion of the earnings from Drive was $5.7 million. Earnings from this entity correlate closely with the timing, size and execution of securitizations of originated automobile receivables. Therefore, earnings from Drive will fluctuate on a quarterly basis. Management is encouraged with the results to date.

                           ANALYSIS OF SELECTED DATA
                                CONSUMER LENDING

                                                            YEAR ENDED DECEMBER 31,
                                                       ----------------------------------
                                                          2001         2000        1999
                                                       ----------   ----------   --------
                                                       (DOLLARS IN THOUSANDS)
Retail installment contracts acquired $..............   $412,760     $238,437    $186,162
Origination characteristics
  Face value to wholesale value......................     100.10%      100.79%     100.33%
  Weighted average coupon............................      20.65%       20.42%      19.16%
  Purchase discount (% of face value)................      15.19%       15.18%      14.33%
Servicing portfolio
  Owned $............................................   $ 82,798     $103,719    $ 31,571
  Securitized $......................................    472,381      253,569     227,864
  Other..............................................         --           --         475
                                                        --------     --------    --------
  Total $............................................   $555,179     $357,288    $259,910
                                                        ========     ========    ========
  Owned -- number of contracts.......................      7,416        8,096       2,360
  Securitized -- number of contracts.................     40,862       24,015      20,864
  Other -- number of contracts.......................         --           --          74
                                                        --------     --------    --------
  Total number of contracts..........................     48,278       32,111      23,298
                                                        ========     ========    ========
Defaults (% of total loans acquired).................      18.05%       15.40%      11.95%
Loss on defaults (% of original loan balance at time
  of default)........................................       8.91%        6.69%       5.18%
Delinquencies (% of total serviced portfolio)........       8.43%        9.05%       5.97%

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Annual Report on Form 10-K.

2001 COMPARED TO 2000

     The Company reported earnings from continuing operations of $2.2 million in 2001 compared to a loss from continuing operations of $11.7 million in 2000. Loss from discontinued operations was $5.2 million in 2001 and $5.0 million in 2000. Net loss to common stockholders was $5.6 million in 2001 compared to a loss of $18.5 million in 2000. On a per share basis, basic and diluted net loss attributable to common stockholders was $.67 in 2001 compared to a loss of $2.21 in 2000.

  PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     The operating contribution of $7.7 million in 2001 increased by $4.4 million, or 130%, compared with 2000. Commercial Corp. purchased $225 million of Portfolio Assets during 2001 through the Acquisition Partnerships compared to $395 million in acquisitions in 2000. Commercial Corp.'s investment in Portfolio

Assets decreased to $14.2 million in 2001 from $30.0 million in 2000. Commercial Corp. invested $24.3 million in equity in Portfolio Assets in 2001 compared to $22.1 million in 2000.

     Servicing fee revenues. Servicing fees increased by 27% to $9.6 million in 2001 from $7.6 million in 2000 primarily as a result of increased operations from Acquisition Partnerships in Mexico formed during 2000 and 1999. The servicing fees for the Mexico Acquisition Partnerships are based on operating expenses, unlike the Acquisition Partnerships in the United States and France, which are primarily based on collections.

     Gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets decreased by 39% to $8.8 million in 2001 from $14.4 million in 2000. The net gain on resolution of Portfolio Assets decreased 66% or $2.1 million, primarily as a result of the decreased proceeds and lower gross profit. The weighted average gross profit percentage on the resolution of Portfolio Assets in 2001 was 11.9% as compared to 21.7% in 2000.

     Equity in earnings of investments. Commercial Corp.'s equity in earnings of Acquisition Partnerships increased 35% to $9.7 million in 2001 compared to $7.2 million in 2000. Net earnings in the combined Acquisition Partnerships declined 61% to $14.2 million in 2001 compared to $36.8 million in 2000 due to significant losses in Mexico, in which the Company has smaller equity investments compared to investments in the United States and France. See Note 6 of the Company's consolidated financial statements for a comparison of earnings of the Acquisition Partnerships and equity in earnings of those entities summarized by geographic region. Equity in earnings of Servicing Entities were $1.0 million in 2001 due to earnings recorded by one French entity, in which the Company has a 10% ownership.

     Interest income. Interest income increased $3.7 million as a result of increased balances of investment loans receivable from the Mexico Acquisition Partnerships.

     Gain on sale of interest in equity investments. During the period, the Company sold equity investments in domestic Acquisition Partnerships for $7.6 million resulting in a gain of $3.3 million.

     Operating expenses. Operating expenses increased $6.1 million or 34% primarily as a result of increased debt costs, the write-down of a Portfolio Asset, and increased operating costs in Mexico.

     Interest and fees on notes payable increased $.9 million or 26% due to average debt for 2001 increasing to $42.3 million from $32.9 million in 2000.

     Salaries and benefits increased $2.1 million or 39% primarily due to increased servicing personnel in Mexico. Total personnel within the Portfolio Asset acquisition and resolution segment increased from 105 at year end 2000 to 150 at year end 2001, with the personnel in Mexico increasing from 31 at year end 2000 to 81 at year end 2001.

     The provision for loan and impairment losses totaled $3.3 million in 2001 and is primarily attributed to write-downs of $1.6 million and $.6 million in estimated future collections of four nonperforming Portfolios and two performing Portfolios, respectively. Also, the Company recorded permanent valuation impairments of $1.1 million on one real estate Portfolio. In 2000, the provision of $2.0 million was related to an impairment valuation on one real estate Portfolio.

     Occupancy, data processing and other expenses increased $1.8 million or 25% during the period due to increased operations in Mexico.

  CONSUMER LENDING

     The operating contribution for 2001 was $4.4 million (net of a $.3 million cumulative effect of accounting change) compared to $10.4 million during 2000. In 2001, the contribution resulted primarily from equity in earnings of $5.7 million from Drive. The automobile finance operations were consolidated with the Company until the Company's sale of a 49% interest in Drive on August 1, 2000.

     Excluding equity in earnings of investment, revenues decreased due to the sale of 49% of the Company's equity interest in the automobile finance operation.

     Equity in earnings of investment. As a result of the sale of 49% of the equity interest in the Company's automobile finance operation, the Company's interest in the net operations of Drive has been recorded (since August 1, 2000) as equity in earnings of investments.

     Operating expenses. Total operating expenses declined primarily as a result of the sale of 49% of the Company's equity interest in its automobile finance operation.

  OTHER ITEMS AFFECTING OPERATIONS

     The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

     Corporate overhead. Company level interest expense decreased by 62% to $4.6 million in 2001 from $12.2 million in 2000 as a result of lower levels of debt. Other corporate overhead expenses declined $1.7 million.

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

  PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     The operating contribution of $3.4 million in 2000 declined by $6.4 million, or 66%, compared with 1999. Commercial Corp. purchased $395 million of Portfolio Assets during 2000 through the Acquisition Partnerships compared to $211 million in acquisitions in 1999. Commercial Corp.'s year end investment in Portfolio Assets decreased to $30 million in 2000 from $39.4 million in 1999. Commercial Corp. invested $22.1 million in equity in Portfolio Assets in 2000 compared to $11.2 million in 1999.

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

     Gain on sale of interest in equity investments. During 1999, the Company sold equity investments in Acquisition Partnerships located in Japan and France for $12.3 million resulting in a gain of $2.2 million.

     Equity in earnings of Investments. Net earnings in the combined Acquisition Partnerships declined 3% to $36.8 million in 2000 compared to $37.7 million in 1999. However, Commercial Corp.'s equity earnings from Acquisition Partnerships declined 37% to $7.4 million in 2000 from $11.3 million in 1999 due to smaller equity investments in recent partnership acquisitions. Equity in earnings of servicing entities was not significant.

     Interest Income. Interest income decreased by 18% to $2.1 million in 2000 compared to $2.6 million in 1999 principally as a result of lower balances of performing portfolios throughout 2000.

     Other revenues. Other revenues decreased by 25% to $1.1 million in 2000 compared to $1.5 million in 1999 primarily due to reduced reimbursements received from co-investors in Acquisition Partnerships for due diligence costs incurred.

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

     The provision for loan and impairment losses totaled $2.0 million and can be attributed to a permanent impairment valuation of one real estate Portfolio.

     Occupancy, data processing and other expenses increased $1.3 million or 22% from year to year due to increased operations in Mexico.

  CONSUMER LENDING

     The operating contribution of $10.4 million in 2000 increased by $4.7 million or 84% compared with 1999 due principally to the sale of 49% of the Company's equity interest in its automobile finance operation.

     Service fees. Service fee income declined $1.2 million or 22% due to the sale of 49% of the Company's equity interest in the automobile finance operation.

     Equity in earnings of investments. As a result of the sale of interest in the automobile finance operation, the Company's interest in the net operations of Drive was recorded (since August 1, 2000) as equity in earnings of investments of $2.2 million. First City's share of earnings from a $100 million securitization by Drive was $1.8 million.

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

LIQUIDITY AND CAPITAL RESOURCES

     Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to the Acquisition Partnerships and other investments by the Company. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt, dividends from the Company's subsidiaries, short-term borrowings from revolving lines of credit, proceeds from equity market transactions and securitizations and other structured finance transactions and other special purpose short-term borrowings.

     BoS(USA) has an option to acquire a warrant for 1,975,000 shares of the Company's non-voting Common Stock; the option can be exercised after June 30, 2002 if the Company's $12 million Term Loan B owed to BoS(USA) and Bank of Scotland remains outstanding, but not prior to that date. The strike price is $2.3125 per share. In the event that prior to June 30, 2002 the Company either
(a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate. BoS(USA) and the Company extended the initial exercise date for this option to acquire a warrant for 1,975,000 shares from August 31, 2001 to June 30, 2002 to allow the Company additional time to pursue possible restructure alternatives which would otherwise be limited due to change of control issues related to its substantial NOLs.

     BoS(USA) also has a warrant to purchase 425,000 shares of the Company's voting Common Stock at $2.3125 per share. In the event that Term Loan B is terminated prior to June 30, 2002 through a transaction involving the issuance of warrants, BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's voting Common Stock. BoS(USA) and the Company amended the warrant to extend the date from August 31, 2001 to June 30, 2002 to correspond to the extension of the initial exercise date of the option described in the preceding paragraph.

     Currently, the Company has approximately 1.2 million shares of New Preferred Stock outstanding with accrued and unpaid dividends of approximately $6.4 million. The Company's Term Loan B, which resulted from the corporate debt restructure completed in August 2000, restricts the payment of dividends on these shares until it is repaid in full. Given the continued high debt levels of the Company, and management's priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on shares of New Preferred Stock will be paid in 2002. The board of directors and the management of the Company are currently evaluating various alternatives to address its outstanding shares of New Preferred Stock and the corresponding accrued dividends and redemption obligation, in addition to the option of BoS(USA) to acquire a warrant to purchase 1,975,000 shares.

     During the second quarter of 2000, the Portfolio Asset acquisition and resolution group of the Company entered into a $17 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill. In January 2001, the maximum principal balance under the revolving facility (the "Cargill Facility") was increased to $30 million. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates. At December 31, 2001, approximately $3 million was available under this facility.

     Drive has a warehouse line of credit with BoS(USA), which provides borrowings up to $150 million. Drive's obligation under this arrangement at December 31, 2001 includes $30 million, which bears interest at LIBOR plus 1% (3% at December 31, 2001) and $37.2 million, which bears interest at Prime minus 1.5% (3.25% at December 31, 2001). The debt is secured by $70 million of the Drive's retail installment contracts and has been extended to June 30, 2002. Additionally, the note payable contains various covenants, which Drive was in compliance with at December 31, 2001.

     Drive had a warehouse line of credit with Enterprise Funding Corporation, which provided borrowings up to $100 million. The agreement was terminated in June 2001.

     In September 2001, Drive entered into a warehouse line of credit agreement with Variable Funding Capital Corporation, a subsidiary of First Union National Bank, which provided borrowings up to $100 million. Drive's obligation under the arrangement at December 31, 2001 was zero and bears interest at a commercial paper rate (2.03% at December 31, 2001 plus associated fees). The debt will be secured by Drive's retail installment contracts and terminates on September 5, 2002.

     The Company and each of its major operating subsidiaries have entered into one or more credit facilities to finance their respective operations. Each of the operating subsidiary credit facilities is nonrecourse to the Company. The Company has agreed to indemnify BoS(USA) for 31% of losses which might arise as a result of agreements BoS(USA) executed as a sponsor in connection with the securitizations completed by Drive. The Company also agreed to provide support in connection with securitizations by Consumer Corp. and Drive prior to the acquisition by BoS(USA) of the interest in Drive in August 2000. The Company has also provided a guaranty limited to a maximum amount of up to $4 million of a $60 million term loan from BoS(USA) to Drive ($28 million outstanding balance as of December 31, 2001).

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships and the term and warehouse facilities of Drive, as of December 31, 2001, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $98 million and outstanding borrowings of $91 million.

     Management believes that the BoS(USA) loan facilities, along with the liquidity from the Cargill Facility, the related fees generated from the servicing of assets, equity distributions from existing Acquisition Partnerships and wholly-owned portfolios, as well as sales of interests in equity investments, will allow the Company to meet its obligations as they come due during the next twelve months.

     The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of February 28, 2002 and the outstanding borrowings under such facilities as of December 31, 2001.

                               CREDIT FACILITIES

                                    FUNDED AND
                                     UNFUNDED     OUTSTANDING
                                    COMMITMENT     BORROWINGS
                                   AMOUNT AS OF      AS OF
                                   FEBRUARY 28,   DECEMBER 31,
                                       2002           2001       INTEREST RATE     OTHER TERMS AND CONDITIONS
                                   ------------   ------------   --------------   ----------------------------
                                      (DOLLARS IN MILLIONS)
FIRSTCITY
Company Senior Facility:
  Revolving Line of Credit.......      $ 10           $  6       LIBOR + 2.5%     Secured by the assets of
  Term Loan A....................        31             31       LIBOR + 2.5%     the Company, matures
  Term Loan B....................        12             12       Prime            December 2003
Term credit facility.............         4              4       LIBOR + 5.0%     Secured by ownership
                                                                                  interests in certain
                                                                                  Acquisition partnerships
                                                                                  Matures January 2003
COMMERCIAL CORP.
Acquisition facility.............         4              4       LIBOR + 4.0%     Secured by existing
                                                                                  Portfolio Assets, matures
                                                                                  January 2003
Term facilities..................         7              7       Fixed at         Secured by Portfolio
                                                                 7.00% to 7.66%   Assets, matures June
                                                                                  2002 and November 2002

                                    FUNDED AND
                                     UNFUNDED     OUTSTANDING
                                    COMMITMENT     BORROWINGS
                                   AMOUNT AS OF      AS OF
                                   FEBRUARY 28,   DECEMBER 31,
                                       2002           2001       INTEREST RATE     OTHER TERMS AND CONDITIONS
                                   ------------   ------------   --------------   ----------------------------
                                      (DOLLARS IN MILLIONS)
Equity investment facility.......        30             27
                                   --------       --------       LIBOR + 4.5%     Acquisition facility for
                                                                                  the investment in future
                                                                                  Acquisition partnerships,
                                                                                  matures March 2003
                                       $ 98           $ 91
    Total........................
                                       ====           ====
UNCONSOLIDATED ACQUISITION
PARTNERSHIPS TERM                      $170           $170
FACILITIES(1)....................                                Fixed at 10%,    Secured by Portfolio
                                       ====           ====
                                                                 LIBOR + 2.25%    Assets, various Maturities
                                                                 to 5% and
                                                                 Prime + 1%
                                                                 to 7%
UNCONSOLIDATED DRIVE
                                       $150           $ 67
Warehouse Facility...............                                LIBOR + 1%;      Secured by warehouse
                                                                 Prime -- 1.5%    inventory, matures June 2002
                                        100             --
Warehouse Facility...............                                Rate based on    Secured by warehouse
                                                                 Commercial       inventory, matures September
                                                                 paper rates      2002
                                                                 combined with
                                                                 certain
                                                                 facility fees
                                         40             32
Subordinate capital Facility.....                                Fixed at 14%     Secured by all assets of
                                                                                  Drive, matures February 2006
Term Facility....................        28             28
                                   --------       --------       LIBOR + 1%;      Secured by residual
                                                                 Prime -- 1.5%    interests, matures August
                                                                                  2003
                                       $318           $127
                                       ====           ====

---------------

(1) In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Mexican Acquisition Partnerships also have term debt of approximately $285 million outstanding as of December 31, 2001 owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $18.6 million as Loans Receivable on the Consolidated Balance Sheets.

FOURTH QUARTER

     Net loss for the fourth quarter of 2001 was $1.9 million, including a $2.2 million loss from discontinued operations. After deducting the accrual of dividends on the New Preferred Stock, net loss to common equity was $2.6 million, or $0.05 per basic and diluted share. Net loss for the fourth quarter of 2000 was $.5 million. After deducting accrual of dividends on New Preferred Stock, net loss attributable to common equity was

$1.2 million in 2000, or $0.14 per basic and diluted share. The following table presents a summary of operations for the fourth quarters of 2001 and 2000.

                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

                                                                  FOURTH QUARTER
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Revenues....................................................   $ 8,664      $ 7,924
Expenses....................................................     7,739        8,025
Earnings (loss) from continuing operations..................       287         (511)
Loss from discontinued operations...........................    (2,200)          --
                                                               -------      -------
Net loss....................................................    (1,913)        (511)
                                                               -------      -------
Preferred dividends.........................................       642          642
                                                               -------      -------
Net loss to common shareholders.............................   $(2,555)     $(1,153)
                                                               =======      =======
Net loss from continuing operations per common share --basic
  and diluted...............................................   $ (0.05)     $ (0.14)

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's consolidated financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

  REVENUE RECOGNITION: PERFORMING, NON-PERFORMING AND REAL ESTATE POOLS.

     In its Portfolio Asset acquisition and resolution business, Commercial Corp. acquires Portfolio Assets that are designated as non-performing, performing or real estate. Each Portfolio is accounted for as a pool and not on an individual asset basis, except for real estate Portfolios. To date, a substantial majority of the Portfolio Assets acquired by Commercial Corp. has been designated as non-performing. Once a Portfolio has been designated as either non-performing or performing, such designation is not changed regardless of the performance of the assets comprising the Portfolio. The Company recognizes revenue from Portfolio Assets and Acquisition Partnerships based on proceeds realized from the resolution of Portfolio Assets, which proceeds have historically varied significantly and likely will continue to vary significantly from period to period.

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

     All non-performing Portfolio Assets are purchased at substantial discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the amortized cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the non-performing pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded an allowance for impairment of $1.6 million in 2001. No allowance was required in either 2000 or 1999.

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

     The actual future proceeds of the pool could vary materially from the estimated proceeds of the pool due to changes in economic conditions, deterioration of collateral values, deterioration in the borrowers financial condition and other conditions described in the risk factors discussed later in this document. In the event that the actual future proceeds of the pool exceed the current estimates the reported future results of the Company could be higher than anticipated and would result in a higher net gain on resolution of non-performing Portfolio Assets. In the event that actual future proceeds of the pool are less than current estimates the reported future results of the Company could be lower than anticipated and would result in lower net gain on resolution of non-performing Portfolio Assets or possibly require the Company to recognize impairment in the value of the pool.

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

     Gains are recognized on the performing Portfolio Assets when sufficient funds are received to fully satisfy the obligation on loans included in the pool, either from funds from the borrower or sale of the loan. The gain recognized represents the difference between the proceeds received and the allocated carrying value of the individual loan in the pool.

     Impairment on each performing Portfolio is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans' risk adjusted rate, which approximates the effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. The Company recorded an allowance for impairment of $.6 million in 2001. No allowance was required in either 2000 or 1999.

     The actual future cash flows of the pool could vary materially from the expected future cash flows of the pool due to changes in economic conditions, changes in collateral values, deterioration in the borrowers financial condition, restructure or renewal of individual loans in the pool, sale of loans within the pool and other conditions described in the risk factors discussed later in this document. In the event that the actual future cash flows of the pool exceed the current estimates, the reported future results of the Company could be higher than anticipated and would result in a higher level of interest income due to greater amounts of discount accretion being included in revenue derived from the performing Portfolio Assets as well as higher gains recognized on the sale of individual loans from a pool. In the event that actual future cash flows of the pool are less than current estimates, the reported future results of the Company could be lower than anticipated and would result in a lower level of interest income and reduced gains from the sale of assets from a pool, lower levels of interest income as a result of lower amounts of discount accretion being included in revenue derived from performing Portfolio Assets or possibly require the Company to recognize impairment in the value of the pool due to a decline in the present value of the expected future cash flows.

  Real Estate Portfolios

     Real estate Portfolios consist of real estate assets acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of real estate Portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded an allowance for impairment of $1.1 million in 2001 and $2.0 million in 2000. No valuation allowance was required in 1999.

  DEFERRED TAX ASSET

     As a part of the process of preparing our consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax asset and liabilities. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects of future changes in tax laws or changes in tax rates are not anticipated. The measurement of deferred tax assets, if any, is reduced by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     As a result of the Merger, the Company has substantial federal NOLs that can be used to offset the tax liability associated with the Company's pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits, such as the acquisition of Harbor in the third quarter of 1997, result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic consolidated financial statements. The Company's analysis resulted in no change in 2001 and an increase to the valuation allowance of $7.0 million in 2000. Due to the evaluation of the recoverability of the deferred tax asset recognized related to the mortgage banking operations, the Company increased its valuation allowance by $5.1 million in 1999. Similar events could occur in the future, and would impact the recognition of the Company's estimate of the required valuation allowance associated with its NOLs. If there are changes in the estimated level of the required reserve, operating results will be affected accordingly.

     The Company has recorded a net deferred tax asset of $20 million on the consolidated balance sheet, which is composed of a gross deferred tax asset of $205 million net of a valuation allowance of $185 million. Realization is dependent on generating sufficient taxable income in a look forward period over the next four years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the look forward period are reduced. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could materially impact its consolidated financial position and results of operations.

  EQUITY INVESTMENT IN DRIVE

     The Company has an equity investment in Drive from which it records 31% of the results of Drive using the equity method of accounting. The following discussion addresses the critical accounting policies associated with Drive.

     Retail Installment Contracts, Net -- Retail installment contracts consist of sub-prime automobile finance receivables, which are acquired from third party dealers, purchased at a nonrefundable discount from the contractual principal amount. All retail installment contracts at Drive are held for sale and stated at the lower of cost or fair value in the aggregate. Drive does not hedge its retail installment contracts while held for sale. Management of Drive does not believe Drive is exposed to material interest rate risk during the period contracts are held for sale.

     Interest is accrued when earned in accordance with the contractual terms of the retail installment contract. The accrual of interest is discontinued once a retail installment contract becomes past due 60 days or more.

     Gain on Sale of Retail Installment Contracts -- Drive accounts for sales of retail installment contracts from securitizations in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FASB Statement No. 125 ("SFAS 140"). In applying SFAS 140 to Drive's securitized retail installment contract sales, Drive recognizes revenue (gain on sales of retail installment contracts) and allocates the total cost of the loans sold to financial components based on their relative fair values. During the year ended December 31, 2001, Drive sold $402 million of auto retail installment contracts in securitization transactions and recognized pre-tax gains of $39 million. Drive retained servicing responsibilities and interests in the receivables in the form of residual certificates. As of December 31, 2001, Drive was servicing $472 million of auto receivables that have been sold to certain special purpose financing trusts (the "Trusts"). In connection with the sales of retail installment contracts from securitizations, Drive receives certain residual certificates associated with the securitizations as described below. Drive and certain of its subsidiaries have entered into an agreement whereby Drive receives all the economic benefits associated with the residual certificates and conversely assumes all the risks.

     Under the above agreement, Drive has retained unrated interests in retail installment contracts sold which are subordinate to senior investors and certificated interest only strips for the benefit of Drive which represents the present value of the right to the excess cash flows generated by the securitized contracts which represents the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, (ii) trustee fees, (iii) third-party credit enhancement fees (if applicable), (iv) stipulated servicing fees, and (v) estimated contract portfolio credit losses. Drive's right to receive the cash flows begins after certain over-collateralization requirements have been met, which are specific to each securitization and used as a means of credit enhancement.

     Valuation of Residual Interests at Drive -- Fair value of the residual interests at Drive is determined by calculating the present value of the anticipated cash flows at the time each securitization transaction closes, utilizing valuation assumptions appropriate for each particular transaction. The significant valuation assumptions are related to the anticipated average lives of the retail installment contracts sold, including the effect of anticipated prepayment speeds and anticipated credit losses.

     The residual interests are accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Because such assets can be contractually prepaid or otherwise settled in such a way that the holder would not receive all of the recorded investment, the assets are classified as available-for-sale investments and are carried at estimated fair value with any accompanying increases or decreases in estimated fair value being recorded as unrealized gains or losses in other comprehensive income (loss). The determination of fair value is based on the present value of the anticipated excess cash flows utilizing various discount rates, prepayment speeds and cumulative loss rates. Drive assesses the carrying value of its securitization related securities for impairment in accordance with the provisions of EITF 99-20 as discussed below under "Effect of New Accounting Standards." There can be no assurance that the estimates used to determine the fair value of the residual certificates will remain appropriate for the life of each asset and it is reasonably possible that circumstances could change in future periods which could result in a material change in the estimates used to prepare the accompanying financial statements. If actual retail installment contract prepayments or credit losses exceed the Company's current estimates, other than temporary impairment may be required to be recognized.

  EQUITY INVESTMENTS IN ACQUISITION PARTNERSHIPS

     Commercial Corp. accounts for its investments in Acquisition Partnerships using the equity method of accounting. This accounting method generally results in the pass-through of its pro rata share of earnings from the Acquisition Partnerships' activities as if it had a direct investment in the underlying Portfolio Assets held by the Acquisition Partnership. The revenues and earnings of the Acquisition Partnerships are determined on a basis consistent with the accounting methodology applied to non-performing, performing and real estate Portfolios described in the preceding paragraphs. Commercial Corp. has ownership interests in the various partnerships that range from 3% to 50%. During 1999, the Company also acquired investments in servicing entities that are accounted for on the equity method.

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

  DISCONTINUED OPERATIONS

     The Company recorded a provision of $5.2 million in 2001 and $5.0 million in 2000 for additional losses from discontinued operations. Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage Corp.) and its subsidiaries (collectively referred to as "Mortgage Corp."), and FC Capital Corp. ("Capital Corp."). These entities comprise the operations that were previously reported as the Company's residential and commercial mortgage banking business. As formal termination plans were adopted and historical business operations at each entity have ceased, the results of operations for 1999 have been reflected as discontinued operations in the accompanying consolidated statements of operations. Additionally, the net assets related to the resolution of activity from the discontinued operations have been reflected in the accompanying consolidated balance sheets. The results of operations from discontinued operations for 1999 were composed of an operating loss of $39.1 million, the Company's write-off of its investment of $50.5 million in Mortgage Corp. and the write down of its net investment in Capital Corp. by $12.7 million. Revenues from discontinued operations were zero in 2001 and 2000, and $56.3 million in 1999.

     The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. These residual interests are classified as Discontinued operations even though the liquidation or run-off of the securitized assets extends longer than one year because the Company is contractually obligated to service the securitized assets as master servicer. The Company has considered the estimated future gross cash receipts for such investment securities in the computation of the loss from discontinued operations. The cash flows are collected over a period of time and are valued using prepayment assumptions of 25% for fixed rate loans and 40% for variable rate loans. Overall loss rates are estimated from 1.0% to 4.7% of collateral. The Company uses modeling techniques to estimate future results from discontinued operations that consider the contractual terms of the securitization structures and using the assumptions stated above. The actual cash flows received from the residual interests in the future could differ materially positively or negatively due the factors such as economic conditions, changes in collateral values, fluctuating interest rates, differences between actual prepayments and actual losses, which differ from the assumptions used in the estimating process.

  ESTIMATES OF FUTURE CASH RECEIPTS

     The Company uses estimates to determine future cash receipts from Portfolio Assets. These estimates of future cash receipts from acquired portfolio asset pools are utilized in four primary ways:

     (i)  to calculate the amortization of the cost of non-performing
          Portfolios;

     (ii)  to determine the effective yield of performing Portfolios;

     (iii) to determine the reasonableness of settlement offers received in the liquidation of the Portfolio Assets; and

     (iv) to determine whether or not there is impairment in a pool of Portfolio Assets

  Calculation of the estimates of future cash receipts:

     The Company uses a proprietary asset management software program to manage the Portfolio Assets it owns and services. Each asset within a pool is analyzed by an account manager who is responsible for analyzing the characteristics of each asset within a pool. The account manager projects future cash receipts and expenses related to each asset and the sum of which provides the total estimated future cash receipts related to a particular purchased asset pool. These estimates are routinely monitored by the Company to determine reasonableness of the estimates provided.

  Risks associated with these estimates:

     The Company has in the past been able to establish with reasonable accuracy the estimated future cash receipts over the life of a purchased asset pool. Changes in economic conditions, fluctuations in interest rates, deterioration of collateral values, and other factors described in the risk factors section could cause the estimates of future cash flows to be materially different than actual cash receipts.

     The effects of an increase in the estimated future cash receipts would generally increase revenues from Portfolio Assets by increasing gross profit on a non-performing or real estate pool and increasing the effective yield on a performing Portfolio while a decrease in future cash receipts would generally have the effect of reducing revenues by reducing gross profit on a non-performing or real estate pool and decreasing the effective yield on a performing Portfolio. In some cases a reduction in the total future cash receipts by collecting those cash receipts sooner than expected could have a positive impact on the Company's revenues from portfolio assets due to reduced interest expense and other carrying costs associated with the Portfolio Assets. Likewise an increase in future cash receipts, although generally a positive trend, could have a negative impact on future revenues of the Company due to higher levels of interest expense and other carrying costs of the Portfolios negating any potentially positive effects.

  CONSOLIDATION POLICY

     The accompanying consolidated financial statements include the accounts of all of the majority owned subsidiaries of the Company. Investments in 20% to 50% owned affiliates are accounted for on the equity method since the Company has the ability to exercise significant influence over operating and financial policies of those affiliates. For domestic Acquisition Partnerships, the Company owns a limited partner interest and generally shares in a general partner interest. Regarding the foreign investments, the Company participates as a limited partner. In all cases the Company's direct and indirect equity interest never exceeds 50%.

     Investments in less than 20% owned affiliates are also accounted for on the equity method. These investments are considered to be corporate joint ventures formed to share in the risks and rewards in developing new markets as well as to pool resources. Also, the Company has the ability to exercise significant influence over operating and financial policies, despite its comparatively smaller equity percentage, due to its leading role in the formation of these joint ventures as well as its involvement in the day-to-day management activities. All significant intercompany transactions and balances have been eliminated in consolidation.

  RELATIONSHIP WITH CARGILL

     Cargill Financial Services Corporation ("Cargill" or "Cargill Financial"), is a wholly owned subsidiary of Cargill, Incorporated, which is generally regarded as one of the world's largest privately held corporations and has offices worldwide. Cargill and its affiliates provide significant debt and equity financing to the Acquisition Partnerships. In addition, Commercial Corp. believes its relationship with Cargill significantly enhances Commercial Corp.'s credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into related businesses and foreign markets.

     Under a Right of First Refusal Agreement and Due Diligence Reimbursement Agreement effective as of January 1, 1998, as amended (the "Right of First Refusal Agreement") among the Company, FirstCity Servicing Corporation, Cargill and its wholly owned subsidiary CFSC Capital Corp. II ("CFSC"), if the Company receives an invitation to bid on or otherwise obtains an opportunity to acquire interests in loans, receivables, real estate or other assets located in the United States, Canada, Mexico, or the Caribbean in which the aggregate amount to be bid exceeds $4 million, the Company is required to follow a prescribed notice procedure pursuant to which CFSC has the option to participate in the proposed purchase by requiring that such purchase or acquisition be effected through an Acquisition Partnership formed by the Company and Cargill (or an affiliate). The Right of First Refusal Agreement does not prohibit the Company from holding discussions with entities other than CFSC regarding potential joint purchases of interests in loans, receivables, real estate or other assets, provided that any such purchase is subject to CFSC's right to participate in the Company's share of the investment. The Right of First Refusal Agreement further provides that, subject to certain conditions, CFSC will bear 50% of the due diligence expenses incurred by the Company in connection with proposed asset purchases. The Right of First Refusal Agreement is a restatement and extension of a similar agreement entered into among the Company, certain members of the Company's management and Cargill in 1992. The Right of First Refusal Agreement has a termination date of January 1, 2003.

     Future increases in the Company's investments in Portfolio Assets acquired from institutions and government agencies will come through investment entities formed with Cargill Financial Services Corporation ("Cargill" or "Cargill Financial"), whereby Cargill shares a general partner interest, or one or more other co-investors, thereby capitalizing on the expertise of partners whose skills complement those of the Company.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables present contractual cash obligations and commercial commitments of the Company as of December 31, 2001. See Notes 7, 9, 12 and 14 of the Notes to Consolidated Financial Statements (dollars in thousands).

                                                        PAYMENTS DUE BY PERIOD
                                            -----------------------------------------------
                                                       LESS THAN     ONE TO       FOUR TO
                                             TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS
                                            --------   ---------   -----------   ----------
CONTRACTUAL CASH OBLIGATIONS
Notes payable secured by Portfolio Assets,
  loans receivable and equity in
  Acquisition Partnerships................  $ 42,253    $7,181       $35,072      $    --
Unsecured notes...........................       356       356            --           --
Company credit facility...................    48,600        --        48,600           --
Operating leases..........................     1,028       335           418          275
New Preferred Stock(1)....................    41,731        --            --       41,731
                                            --------    ------       -------      -------
                                            $133,968    $7,872       $84,090      $42,006
                                            ========    ======       =======      =======

                                                      AMOUNT OF COMMITMENT EXPIRATION PERIOD
                                                     ----------------------------------------
                                                       UNFUNDED     LESS THAN       ONE TO
                                                     COMMITMENTS     ONE YEAR    THREE YEARS
                                                     ------------   ----------   ------------
COMMERCIAL COMMITMENTS
Lines of credit....................................      $ 7          $  --           $7
Guarantees.........................................        4              4           --
                                                         ---          -----           --
                                                         $11          $   4           $7
                                                         ===          =====           ==

---------------

(1) New Preferred Stock as shown above includes $32.1 million payable at December 31, 2001 plus $9.6 million of unaccrued dividends through September 2005.

EFFECT OF NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations ("SFAS 141") and SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. There have been no business combinations in 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the SFAS 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of. SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, supercedes SFAS 121 and is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 did not have a material impact on the Company's consolidated financial statements. Unamortized goodwill at December 31, 2001 was $.1 million.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Additionally, discontinued operations that are not disposed of within one year must be reclassified as assets held and used unless the discontinued segment (1) will be abandoned through the liquidation or run-off of operations because the entity is obligated by regulation or contract to provide services after it ceases accepting all new business and (2) is being reported as a discontinued operation when SFAS 144 is initially applied. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on January 1, 2002. The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. Since the Company is contractually obligated to service the securitized assets, the adoption of SFAS 144 had no impact on the Company's consolidated financial statements.

                                  RISK FACTORS

RISKS ASSOCIATED WITH DISCONTINUED OPERATIONS

     During the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Mortgage Corp. and Capital Corp. On October 14, 1999, Mortgage Corp. filed for protection under Chapter 11 of the Bankruptcy Code, which was subsequently converted to liquidation under Chapter
7. Currently, the Company and various current and former directors and officers of the Company and Mortgage Corp. are parties to certain adversary proceedings initiated by the Chapter 7 Trustee in the bankruptcy proceedings. See "Item 3. Legal Proceedings." Potential liability of the Company could arise in regard to the bankruptcy filing of Mortgage Corp. Another risk is that the value of Capital Corp.'s retained interests in the securitizations could be adversely affected by the level and fluctuation of interest rates, delinquency rates and property values, resulting in reduced cash flows. The above items could have a material adverse impact on the formal plans of termination and the future operations of the Company.

CONTINUING NEED FOR FINANCING

     General. The successful execution of the Company's business strategy depends on its continued access to financing. In addition to the need for such financing, the Company must have access to liquidity to invest as equity or subordinated debt to meet its capital needs. Liquidity is generated by the cash flow to the Company from subsidiaries, access to the public debt and equity markets and borrowings incurred by the Company. The Company's access to the capital markets is affected by such factors as changes in interest rates, general economic conditions, and the perception in the capital markets of the Company's business, results of operations, leverage, financial condition and business prospects. In addition, the Company's ability to issue and sell common equity (including securities convertible into, or exercisable or exchangeable for, common equity) is limited as a result of the tax laws relating to the preservation of the NOLs available to the Company as a result of the Merger. There can be no assurance that the Company's funding relationships with commercial banks, investment banks and financial services companies (including Cargill and Bank of Scotland) that have previously provided financing for the Company and its subsidiaries will continue past their respective current maturity dates. The majority of the credit facilities to which the Company and its subsidiaries are parties have short-term maturities. Negotiations are underway to extend certain of these credit facilities that are approaching maturity and the Company expects that it will be necessary to extend the maturities of other such credit facilities in the near future. There can be no assurance that these negotiations will be successful. If these negotiations do not result in the extension of the maturities of these credit facilities and the Company or its subsidiaries cannot find alternative funding sources on satisfactory terms, or at all, the Company's consolidated financial condition, results of operations and business prospects would be materially adversely affected. See "Liquidity and Capital Resources."

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

     Dependence on Warehouse Financing at Drive. As is customary in the consumer lending businesses, Drive depends upon warehouse credit facilities with financial institutions or institutional lenders to finance the origination and purchase of loans on a short-term basis pending sale or securitization. Implementation of the Drive's business strategy requires the continued availability of warehouse credit facilities, and may require increases in the permitted borrowing levels under such facilities. There can be no assurance that such financing will be available on terms satisfactory to Drive. The inability of Drive or its subsidiaries to arrange additional warehouse credit facilities, to extend or replace existing facilities when they expire or to increase the capacity of such facilities may have a material adverse effect on the Company's consolidated condition, results of operations and business prospects.

RISKS OF SECURITIZATION BY DRIVE

     Significance of Securitization. The Company continues to believe that Drive's ability to securitize sub-prime automobile loans is necessary to efficiently finance the volume of assets expected to be generated. Accordingly, adverse changes in the secondary market for such loans could impair Drive's ability to purchase and sell loans on a favorable or timely basis. Any such impairment could have a material adverse effect upon Drive's consolidated condition, results of operations and business prospects. Proceeds from the securitization of acquired loans are required to be used to repay borrowings under warehouse credit facilities, which makes such facilities available to finance the purchase of additional loan assets. There can be no assurance that, as Drive's volume of loans purchased increases, Drive will be able to securitize its loan production efficiently. An inability of Drive to efficiently securitize its loan production could have a material adverse effect on the Company's consolidated condition, results of operations and business prospects.

     Securitization transactions may be affected by a number of factors, some of which are beyond Drive's control, including, among other things, the adverse financial condition of, or developments related to, some of Drive's competitors, conditions in the securities markets in general, and conditions in the asset-backed securitization market. Drive's securitizations typically utilize credit enhancements in the form of financial guaranty insurance policies in order to achieve enhanced credit ratings. Failure to obtain insurance company credit enhancement could adversely affect the timing of or ability of Drive to effect securitizations. In addition, the failure to satisfy rating agency requirements with respect to loan pools would adversely impact Drive's ability to effect securitizations.

     Contingent Risks. Drive retains some degree of credit risk on substantially all loans sold. During the period in which loans are held pending sale, Drive is subject to various business risks associated with the lending business, including the risk of borrower default, the risk of foreclosure and the risk that a rapid increase in interest rates would result in a decline in the value of loans to potential purchasers. Drive expects that the terms of its securitizations will require it to establish deposit accounts or build over-collateralization levels through retention of distributions otherwise payable to the holders of subordinated interests in the securitization. Drive also expects to be required to commit to repurchase or replace loans that do not conform to the representations and warranties made by Drive at the time of sale.

     Retained Risks of Securitized Loans. Drive makes various representations with respect to the loans that it securitizes. With respect to acquired loans, Drive's representations rely in part on similar representations made by the originators of such loans when Drive purchased them. In the event of a breach of its representations, Drive may be required to repurchase or replace the related loan using its own funds. While Drive may have a claim against the originator in the event of a breach of any of these representations made by the originators, the Company's ability to recover on any such claim will be dependent on the financial condition of the originator. There can be no assurance that Drive will not experience a material loss associated with any of these contingencies.

     Performance Assumptions. Securitization gains realized on the sale of loans will be an important part of Drive's future operations. Such gains will be dependent largely upon the estimated fair value of the subordinated interests expected to be derived from the transactions and retained by Drive. Also, the timing and size of the securitizations could have a material effect on the results of Drive's operations. Management of Drive makes a number of assumptions in determining the estimated fair value for the subordinated interests. These assumptions include, but are not limited to, prepayment speeds, default rates and subsequent losses on the underlying loans, and the discount rates used to present value the future cash flows. All of the assumptions are subjective. Varying the assumptions can have a material effect on the present value determination in one securitization as compared to any other. Subsequent events will cause the actual occurrences of prepayments, losses and interest rates to be different from the assumptions used for such factors at the time of the recognition of the sale of the loans. The effect of the subsequently occurring events could cause a re-evaluation of the carrying values of the previously estimated values of the subordinated interests and excess spreads and such adjustment could be material. Delinquencies, defaults and losses on defaults increased in 2001 due to recession related factors. Of major importance was the reduction in used car values caused by the events of September 11, 2001, when, facing significant slowdowns in travel, the car rental agencies reduced their fleets dramatically. This, compounded by the zero percent financing offered on new cars, flooded the used car market creating downward pressure on used car values.

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

CREDIT IMPAIRED BORROWERS AT DRIVE

     Drive's sub-prime borrowers generally are unable to obtain credit from traditional financial institutions due to factors such as an impaired or poor credit history, low income or other adverse credit events. Drive is subject to various risks associated with these borrowers, including, but not limited to, the risk that the borrowers will not satisfy their debt service obligations and that the realizable value of the assets securing their loans will not be sufficient to repay the borrowers' debt. While the Company believes that the underwriting criteria and collection methods Drive employs enable it to identify and control the higher risks inherent in loans made to such borrowers, and that the interest rates charged compensate Drive for the risks inherent in such loans, no assurance can be given that such criteria or methods, or such interest rates, will afford adequate protection against, or compensation for, higher than anticipated delinquencies, foreclosures or losses. The actual rate of delinquencies, foreclosures or losses could be significantly accelerated by an economic downturn or recession. Consequently, the Company's consolidated financial condition, results of operations (primarily Consumer Corp.'s 31% equity earnings in Drive) and business prospects could be materially adversely affected. Retail installment contracts at Drive are held for sale and stated at the lower of cost or fair value in the aggregate. Drive does not hedge its retail installment contracts while held for sale. While management of Drive does not believe Drive is exposed to material interest rate risk during the period contracts are held for sale, there can be no assurance that future material valuation impairments will not be required.

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

AVAILABILITY OF NET OPERATING LOSS CARRYFORWARDS

     The Company believes that, as a result of the Merger, approximately $596 million of NOLs were available to the Company to offset future taxable income as of December 31, 1995. Since December 31, 1995, the Company has generated an additional $124 million in tax operating losses. Accordingly, as of December 31, 2001, the Company believes that it has approximately $728 million of NOLs available to offset future taxable income. Out of the total $728 million of NOLs, the Company estimates it will be able to utilize $57.4 million, which equates to a $20.1 million deferred tax asset on the Company's books and records. However, because the Company's position in respect of its $596 million NOLs resulting from the Merger is based upon factual determinations and upon legal issues with respect to which there is uncertainty and because no ruling has been obtained from the Internal Revenue Service (the "IRS") regarding the availability of the NOLs to the Company, there can be no assurance that the IRS will not challenge the availability of such NOLs and, if challenged, that the IRS will not be successful in disallowing this portion of the Company's NOLs, with the result that the Company's $20.1 million deferred tax asset would be reduced or eliminated.

     The NOLs may be carried forward to offset future federal taxable income of the Company through the year 2021; however, the availability of these NOLs begins to expire beginning in 2005. The ability of the Company to utilize such NOLs will be severely limited if there is a more than 50% ownership change of the Company during a three-year testing period within the meaning of section 382 of the Internal Revenue Code of 1986, as amended (the "Tax Code").

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

ASSUMPTIONS REGARDING RECOGNITION OF DEFERRED TAX ASSET

     As noted above, the Company has NOLs available for federal income tax purposes to offset future federal taxable income, if any, through the year 2021. A valuation allowance is provided to reduce the deferred tax assets to a level, which, more likely than not, will be realized. Realization is determined based on management's expectation of generating sufficient taxable income in a look forward period over the next four years. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The change in valuation allowance represents a change in the estimate of the future taxable income during the carryforward period since the prior year-end and utilization of net operating loss carryforwards since the Merger. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly. See "Discussion of Critical Accounting
Policies -- Deferred Tax Asset."

ASSUMPTIONS UNDERLYING PORTFOLIO ASSET PERFORMANCE

     The purchase price and carrying value of Portfolio Assets acquired by Commercial Corp. are determined largely by estimating expected future cash flows from such assets. Commercial Corp. develops and revises such estimates based on its historical experience and current market conditions, and based on the discount rates that the Company believes are appropriate for the assets comprising the Portfolios. In addition, many obligors on Portfolio Assets have impaired credit, with risks associated with such obligors similar to the risks described in respect of borrowers under "Credit Impaired Borrowers at Drive." If the amount and timing of actual cash flows is materially different from estimates, the Company's consolidated financial condition, results of operations and business prospects could be materially adversely affected.

GENERAL ECONOMIC CONDITIONS

     Periods of economic slowdown or recession, or declining demand for commercial real estate, automobile loans or other commercial or consumer loans may adversely affect the Company's business. Economic downturns may reduce the number of loan originations by the Company's consumer business and negatively impact its securitization activity and generally reduce the value of the Company's assets. In addition, periods of economic slowdown or recession, whether general, regional or industry-related, may increase the risk of default on loans and could have a material adverse effect on the Company's consolidated financial condition, results of operations and business prospects. Such periods also may be accompanied by declining values of automobiles and other property securing outstanding loans, thereby weakening collateral coverage and increasing the possibility of losses in the event of default. Due to significant increases in automobiles for sale during the recent recessionary economic period have depressed the prices at which such collateral may be sold or delayed the timing of such sales. There can be no assurance that there will be adequate markets for the sale of repossessed automobiles. Any additional deterioration of such markets could reduce recoveries from the sale of collateral.

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

LITIGATION

     On October 14, 1999, Harbor Parent, HFMC and four subsidiaries of HMFC filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On December 14, 1999, the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. The Trustee in these proceedings initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Harbor alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers, and improper transfer of funds from the Harbor related entities to FirstCity. There can be no assurance that these proceedings will not adversely affect the Company's consolidated financial condition, results of operations and business prospects. See "Item 3. Legal Proceedings."

     Periodically, the Company, its subsidiaries, its affiliates and the Acquisition Partnerships are parties to or otherwise involved in legal proceedings arising in the normal course of business. Except as described in this Annual Report on Form 10-K, the Company does not believe that there is any proceeding threatened or pending against it, its subsidiaries, its affiliates or the Acquisition Partnerships which, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company, its subsidiaries, its affiliates or the Acquisition Partnerships.

     Industry participants in the consumer lending businesses from time to time are named as defendants in litigation involving alleged violations of federal and state consumer protection or other similar laws and regulations. A judgment against Drive in connection with any such litigation could have a material adverse effect on the Company's consolidated financial condition, results of operations and business prospects.

RELATIONSHIP WITH AND DEPENDENCE UPON CARGILL

     The Company's relationship with Cargill is material in a number of respects. Cargill, a subsidiary of Cargill, Incorporated, a privately held, multi-national agricultural and financial services company, provides equity and debt financings for many of the Acquisition Partnerships. Cargill owns approximately 2.7% of the Company's outstanding Common Stock, and a Cargill designee, Jeffery Leu, serves as a director of the Company. The Company believes its relationship with Cargill significantly enhances the Company's credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into other businesses and foreign markets. Although management believes that the Company's relationship with Cargill is excellent, there can be no assurance that such relationship will continue in the future. Absent such relationship, the Company and the Acquisition Partnerships would be required to find alternative sources for the financing that Cargill has historically provided. There can be no assurance that such alternative financing would be available. Any termination of such relationship could have a material adverse effect on the Company's consolidated financial condition, results of operations and business prospects.

DEPENDENCE ON KEY PERSONNEL

     The Company is dependent on the efforts of its senior executive officers, particularly James R. Hawkins (Chairman of the Board) and James T. Sartain (President and Chief Executive Officer). The Company is also dependent on several of the key members of management of each of its operating subsidiaries, many of whom were instrumental in developing and implementing the business strategy for such subsidiaries. The inability or unwillingness of one or more of these individuals to continue in his present role could have a material adverse effect on the Company's consolidated condition, results of operations and business prospects. Certain senior executive officers have entered into an employment agreement with the Company. There can be no assurance that any of the foregoing individuals will continue to serve in his current capacity or for what time period such service might continue. The Company does not maintain key person life insurance for any of its senior executive officers.

     The borrowing facilities for the Company and Commercial Corp. each include key personnel provisions. These provisions generally provide that if certain key personnel are no longer employed and suitable replacements are not found within a defined time limit certain facilities become due and payable.

INFLUENCE OF CERTAIN STOCKHOLDERS

     The directors and executive officers of the Company collectively beneficially own 23.4% of the Common Stock. Although there are no agreements or arrangements with respect to voting such Common Stock among such persons except as described below, such persons, if acting together, may effectively be able to control any vote of stockholders of the Company and thereby exert considerable influence over the affairs of the Company. James R. Hawkins, the Chairman of the Board, is the beneficial owner of 13.6% of the Common Stock. James T. Sartain, President and Chief Executive Officer of the Company, is the beneficial owner of 5.1% of the Common Stock. ATARA I, Ltd. ("ATARA"), an entity associated with Rick R. Hagelstein, former Executive Vice President of the Company and former Chief Executive Officer of Mortgage Corp., beneficially owns 4.1% of the outstanding Common Stock. In addition, Cargill owns approximately 2.7% of the Common Stock. Mr. Hawkins, Mr. Sartain, Cargill and ATARA are parties to a shareholder voting agreement (the "Stockholder Voting Agreement"). Under the Stockholder Voting Agreement, Mr. Hawkins, Mr. Sartain and ATARA are required to vote their shares in favor of Cargill's designee for director of the Company, and Cargill is required to vote its shares in favor of one or more of the designees of Messrs. Hawkins and Sartain and ATARA. There can be no assurance that the interests of management or the other entities and individuals named above will be aligned with the Company's other stockholders.

SHARES ELIGIBLE FOR FUTURE SALE

     The utilization of the Company's $596 million in NOLs resulting from the Merger may be limited or prohibited under the Tax Code in the event of certain ownership changes. The Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") contains provisions restricting the transfer of its securities that are designed to avoid the possibility of such changes. Such restrictions may prevent certain holders of Common Stock of the Company from transferring such stock even if such holders are permitted to sell such stock without restriction under the Securities Act of 1933, as amended, and may limit the Company's ability to sell Common Stock to certain existing holders of Common Stock at an advantageous time or at a time when capital may be required but unavailable from any other source.

ANTI-TAKEOVER CONSIDERATIONS

     The Company's Certificate of Incorporation and by-laws contain a number of provisions relating to corporate governance and the rights of stockholders. Certain of these provisions may be deemed to have a potential "anti-takeover" effect to the extent they are utilized to delay, defer or prevent a change of control of the Company by deterring unsolicited tender offers or other unilateral takeover proposals and compelling negotiations with the Company's Board of Directors rather than non-negotiated takeover attempts even if such events may be in the best interests of the Company's stockholders. The Certificate of Incorporation also contains certain provisions restricting the transfer of its securities that are designed to prevent ownership changes that might limit or eliminate the ability of the Company to use its NOLs resulting from the Merger.

PERIOD TO PERIOD VARIANCES

     The revenue of Commercial Corp. and Acquisition Partnerships is based on proceeds realized from the resolution of the Portfolio Assets, which proceeds have historically varied significantly and likely will continue to vary significantly from period to period. Likewise, earnings from Drive are dependent on the timing of securitization transactions of Drive. Consequently, the Company's period-to-period revenue and results of operations have historically varied, and are likely to continue to vary, correspondingly. Such variances, alone or with other factors, such as conditions in the economy or the financial services industries or other developments affecting the Company, may result in significant fluctuations in the reported operations of the Company and in the trading prices of the Company's securities, particularly the Common Stock.

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

     Loans receivable consist of investment loans made to Acquisition Partnerships located in Mexico and bear interest at predominately fixed rates. The collectibility of these loans is directly related to the underlying Portfolio Assets of those Acquisition Partnerships, which are non-performing in nature. Therefore, changes in benchmark rates would have minimal effect on the collectibility of these loans.

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

     In summary, the Company would be negatively impacted by rising interest rates and declining prices for its sub-prime loans. Rising interest rates would negatively impact the value of residual interests in securitizations and costs of borrowings. Declining prices for the Company's sub-prime loans would adversely affect the levels of gains achieved upon the sale of those loans. The Company has not entered into any instruments to minimize this market risk of adverse changes in interest rates or declining prices.

     The following table is a summary of the interest earning assets and interest bearing liabilities, as of December 31, 2001, segregated by asset type as described in the previous paragraphs, with expected maturity or sales dates as indicated (dollars in thousands):

                                                                                  GREATER
                              WEIGHTED                                             THAN
                               AVERAGE      0-3       3-6       6-9      9-12       12
                                RATE      MONTHS    MONTHS    MONTHS    MONTHS    MONTHS      TOTAL
                              ---------   -------   -------   -------   ------   ---------   -------
INTEREST BEARING ASSETS
Portfolio assets(1).........      N/A     $ 2,099   $ 3,207   $ 2,796   $1,369    $ 4,747    $14,218
Loans receivable(2).........    19.79%      1,049     2,392     1,160    1,588     13,710     19,899
Equity investments(3)
  Acquisition
  Partnerships..............      N/A       6,456     4,951     8,254    6,114     18,809     44,584
  Drive.....................      N/A          --        --        --       --     10,071     10,071
                                          -------   -------   -------   ------    -------    -------
                                          $ 9,604   $10,550   $12,210   $9,071    $47,337    $88,772
                                          =======   =======   =======   ======    =======    =======
INTEREST BEARING LIABILITIES
Notes payable secured by
  Portfolio Assets, loans
  receivable and equity in
  Acquisition
  Partnerships(4)...........     6.18%    $    --   $ 7,181   $    --   $   --    $35,072    $42,253
Unsecured notes.............     7.14%         --        72        --      284         --        356
Company credit facility.....     4.50%         --        --        --       --     48,600     48,600
                                          -------   -------   -------   ------    -------    -------
                                          $    --   $ 7,253   $    --   $  284    $83,672    $91,209
                                          =======   =======   =======   ======    =======    =======

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

     The Company currently has equity investments in Mexico and France. The Company does not believe that foreign currency exchange rate risks associated with fluctuations in the Mexican peso are material to the Company's financial condition and results of operations because approximately 95% of the Company's investments in Mexico are made through U.S. dollar denominated loans made to the Partnerships located in Mexico. These loans receivable are required to be repaid in U.S. dollars.

     The equity investments in France represent a significant portion of the Company's total equity investments. As of December 31, 2001, one U.S. dollar equaled 1.14 Euros. A sharp appreciation of the Euro relative to the U.S. dollar could materially adversely affect the financial condition and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates. A 5% and 10% incremental appreciation of the Euro would result in an estimated decline in the valuation of the Company's equity investments in France of approximately $.5 million and $1.0 million, respectively. These amounts are estimates of the financial impact of an appreciation of the Euro relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company's consolidated financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                       ASSETS
Cash and cash equivalents...................................   $  5,583     $  8,043
Portfolio Assets, net.......................................     14,218       30,018
Loans receivable, net.......................................     19,899       14,539
Equity investments..........................................     54,655       39,022
Deferred tax benefit, net...................................     20,101       20,101
Other assets, net...........................................      7,780        8,824
Net assets of discontinued operations.......................     16,657       20,444
                                                               --------     --------
          Total Assets......................................   $138,893     $140,991
                                                               ========     ========
          LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable.............................................   $ 91,209     $ 93,764
  Other liabilities.........................................     11,706        9,216
                                                               --------     --------
          Total Liabilities.................................    102,915      102,980
Commitments and contingencies (Notes 2, 3, 7, 9, 10, 12 and
  14).......................................................         --           --
Redeemable preferred stock, including accumulated dividends
  in arrears of $6,420 and $3,852, respectively (par value
  $.01, redemption value of $21 per share; 2,000,000 shares
  authorized; 1,222,901 shares issued and outstanding)......     32,101       29,533
Stockholders' equity:
  Optional preferred stock (par value $.01 per share;
     98,000,000 shares authorized; no shares issued or
     outstanding)...........................................         --           --
  Common stock (par value $.01 per share; 100,000,000 shares authorized; issued and outstanding: 8,376,500 and
     8,368,344 shares, respectively)........................         84           84
Paid in capital.............................................     79,645       79,634
Accumulated deficit.........................................    (76,728)     (71,131)
Accumulated other comprehensive income (loss)...............        876         (109)
                                                               --------     --------
          Total Shareholders' Equity........................      3,877        8,478
                                                               --------     --------
          Total Liabilities, Redeemable Preferred Stock and
           Stockholders' Equity.............................   $138,893     $140,991
                                                               ========     ========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001         2000           1999
                                                              ----------   -----------   ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Servicing fees............................................   $ 9,580      $ 11,442      $   8,936
  Gain on resolution of Portfolio Assets....................     1,049         3,120          4,054
  Equity in earnings of investments.........................    16,694         9,592         11,318
  Interest income...........................................     5,885        15,094         20,502
  Gain on sale of interest in equity investments............     3,316            --          2,163
  Gain on sale of automobile loans..........................        --         2,836         10,280
  Gain on sale of interest in subsidiary....................        --         8,091             --
  Other income..............................................     1,241         2,001          1,675
                                                               -------      --------      ---------
          Total revenues....................................    37,765        52,176         58,928
Expenses:
  Interest and fees on notes payable........................     8,777        18,658         18,754
  Salaries and benefits.....................................    10,606        16,329         17,199
  Provision for loan and impairment losses..................     3,277         4,391          4,302
  Occupancy, data processing, communication and other.......    10,554        16,910         17,942
                                                               -------      --------      ---------
          Total expenses....................................    33,214        56,288         58,197
                                                               -------      --------      ---------
Earnings (loss) from continuing operations before income
  taxes, minority interest and accounting change............     4,551        (4,112)           731
Provision for income taxes..................................       (15)       (7,414)        (5,051)
                                                               -------      --------      ---------
Earnings (loss) from continuing operations before minority
  interest and accounting change............................     4,536       (11,526)        (4,320)
Minority interest...........................................    (2,061)         (207)          (734)
Cumulative effect of accounting change......................      (304)           --           (765)
                                                               -------      --------      ---------
Earnings (loss) from continuing operations..................     2,171       (11,733)        (5,819)
Loss from discontinued operations...........................    (5,200)       (5,000)      (102,337)
Extraordinary gain, net of zero income taxes................        --           833             --
                                                               -------      --------      ---------
Net loss....................................................    (3,029)      (15,900)      (108,156)
Preferred dividends (Includes accumulated dividends in
  arrears after June 30, 1999)..............................    (2,568)       (2,568)        (2,568)
                                                               -------      --------      ---------
Net loss to common stockholders.............................   $(5,597)     $(18,468)     $(110,724)
                                                               =======      ========      =========
Basic and diluted loss per common share are as follows:
  Loss from continuing operations before accounting
     change.................................................   $ (0.01)     $  (1.71)     $   (0.92)
  Discontinued operations...................................     (0.62)        (0.60)        (12.32)
  Cumulative effect of accounting change....................     (0.04)           --          (0.09)
  Extraordinary gain........................................        --          0.10             --
  Net loss..................................................   $ (0.67)     $  (2.21)     $  (13.33)
  Weighted average common shares outstanding................     8,374         8,351          8,307

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS

                                                                               ACCUMULATED
                                                                 RETAINED         OTHER
                                NUMBER OF                        EARNINGS     COMPREHENSIVE       TOTAL
                                 COMMON     COMMON   PAID IN   (ACCUMULATED      INCOME       STOCKHOLDERS'
                                 SHARES     STOCK    CAPITAL     DEFICIT)        (LOSS)          EQUITY
                                ---------   ------   -------   ------------   -------------   -------------
                                                          (DOLLARS IN THOUSANDS)
BALANCES, DECEMBER 31, 1998...  8,287,959    $83     $78,456    $  58,061        $  355         $ 136,955
Purchase of shares through
  employee stock purchase
  plan........................     45,341     --         231           --            --               231
Issuance of common stock
  warrant.....................         --     --         875           --            --               875
Comprehensive loss:
  Net loss for 1999...........         --     --          --     (108,156)           --          (108,156)
  Foreign currency items......         --     --          --           --          (750)             (750)
                                                                                                ---------
Total comprehensive loss......                                                                   (108,906)
                                                                                                ---------
Preferred dividends...........         --     --          --       (2,568)           --            (2,568)
                                ---------    ---     -------    ---------        ------         ---------
BALANCES, DECEMBER 31, 1999...  8,333,300     83      79,562      (52,663)         (395)           26,587
Purchase of shares through
  employee stock purchase
  plan........................     35,044      1          72           --            --                73
Comprehensive loss:
  Net loss for 2000...........         --     --          --      (15,900)           --           (15,900)
  Foreign currency items......         --     --          --           --           286               286
                                                                                                ---------
Total comprehensive loss......                                                                    (15,614)
                                                                                                ---------
Preferred dividends...........         --     --          --       (2,568)           --            (2,568)
                                ---------    ---     -------    ---------        ------         ---------
BALANCES, DECEMBER 31, 2000...  8,368,344     84      79,634      (71,131)         (109)            8,478
Purchase of shares through
  employee stock purchase
  plan........................      8,156     --          11           --            --                11
Comprehensive loss:
  Net loss for 2001...........         --     --          --       (3,029)           --            (3,029)
  Foreign currency items......         --     --          --           --          (218)             (218)
  Unrealized net gain on
     securitization...........         --     --          --           --         1,203             1,203
                                                                                                ---------
Total comprehensive loss......                                                                     (2,044)
                                                                                                ---------
Preferred dividends...........         --     --          --       (2,568)           --            (2,568)
                                ---------    ---     -------    ---------        ------         ---------
BALANCES, DECEMBER 31, 2001...  8,376,500    $84     $79,645    $ (76,728)       $  876         $   3,877
                                =========    ===     =======    =========        ======         =========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001       2000        1999
                                                              --------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $ (3,029)  $ (15,900)  $(108,156)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Loss from discontinued operations......................     5,200       5,000     102,337
     Proceeds from resolution of Portfolio Assets...........     8,801      14,398      19,610
     Gain on resolution of Portfolio Assets.................    (1,049)     (3,120)     (4,054)
     Purchase of Portfolio Assets and loans receivable,
       net..................................................   (11,119)    (26,161)       (307)
     Origination of automobile receivables, net of purchase
       discount.............................................        --    (106,311)   (166,476)
     Provision for loan and impairment losses...............     3,277       4,391       4,302
     Equity in earnings of investments......................   (16,694)     (9,592)    (11,318)
     Proceeds from performing Portfolio Assets and loans
       receivable, net......................................    10,572      54,172     150,043
     Decrease in net deferred tax asset.....................        --       7,000       5,061
     Depreciation and amortization..........................       899       1,994       2,912
     (Increase) decrease in other assets....................       724        (974)        895
     Deferred gain from sale of interest in subsidiary......        --      (4,000)         --
     Gain on sale of interest in equity investments or
       subsidiary...........................................    (3,316)     (8,091)     (2,163)
     Increase in other liabilities..........................     3,695       2,296       1,198
                                                              --------   ---------   ---------
       Net cash used in operating activities................    (2,039)    (84,898)     (6,116)
                                                              --------   ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of interest in equity investments or
     subsidiary.............................................     7,567      15,000      12,335
  Proceeds on notes receivable from sale of interest in
     subsidiary.............................................        --      60,000          --
  Property and equipment, net...............................      (983)        210      (5,321)
  Contributions to Acquisition Partnerships and Servicing
     entities...............................................   (14,088)     (6,715)    (15,500)
  Distributions from Acquisition Partnerships and Servicing
     entities...............................................    11,259      10,313      25,873
                                                              --------   ---------   ---------
       Net cash provided by investing activities............     3,755      78,808      17,387
                                                              --------   ---------   ---------
Cash flows from financing activities:
  Borrowings under notes payable............................    30,870     148,310     237,702
  Payments of notes payable.................................   (33,644)   (140,195)   (235,598)
  Proceeds from issuance of common stock....................        11          73         231
  Preferred dividends paid..................................        --          --      (1,926)
                                                              --------   ---------   ---------
       Net cash provided by (used in) financing
          activities........................................    (2,763)      8,188         409
                                                              --------   ---------   ---------
  Net cash provided by (used in) continuing operations......  $ (1,047)  $   2,098   $  11,680
  Net cash used by discontinued operations..................    (1,413)     (5,318)     (6,372)
                                                              --------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........  $ (2,460)  $  (3,220)  $   5,308
Cash and cash equivalents, beginning of year................     8,043      11,263       5,955
                                                              --------   ---------   ---------
Cash and cash equivalents, end of year......................  $  5,583   $   8,043   $  11,263
                                                              ========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest...............................................  $  7,700   $  15,932   $  16,097
                                                              ========   =========   =========
     Income taxes...........................................  $     13   $     637   $     235
                                                              ========   =========   =========
  Non-cash investing activities:
     Residual interests received as a result of sales of
       loans through securitizations........................  $     --   $   5,713   $  27,306
                                                              ========   =========   =========
  Non-cash financing activities:
     Dividends accumulated and not paid on preferred
       stock................................................  $  2,568   $   2,568   $   1,284
     Issuance of common stock warrant.......................        --          --         875
                                                              --------   ---------   ---------
                                                              $  2,568   $   2,568   $   2,159
                                                              ========   =========   =========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

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

  (B) DESCRIPTION OF BUSINESS

     The Company is a financial services company with offices throughout the United States and Mexico, with a presence in France. At December 31, 2001, the Company was engaged in two principal reportable segments: (i) portfolio asset acquisition and resolution and (ii) consumer lending through the Company's minority investment in Drive Financial Services LP ("Drive"). Refer to Note 8 for operational information related to each of these principal segments. Effective in the third quarter of 1999, the Company adopted formal plans to discontinue its mortgage banking operations (refer to Note 3), which had previously also been reported as a segment. Activities related to the mortgage banking operations have been reclassified in the accompanying consolidated financial statements to discontinued operations.

     In the third quarter of 2000, FirstCity Consumer Lending Corporation ("Consumer Corp."), a wholly-owned subsidiary of FirstCity, completed a sale of a 49% equity interest in its automobile finance operation to IFA Drive GP Holdings LLC ("IFA-GP") and IFA Drive LP Holdings LLC ("IFA-LP"), wholly-owned subsidiaries of BoS(USA), Inc. (formerly known as IFA Incorporated) ("BoS(USA)"), a wholly-owned subsidiary of Bank of Scotland, for a purchase price of $15 million cash pursuant to the terms of a Securities Purchase Agreement dated as of August 18, 2000 (the "Securities Purchase Agreement"), by and among the Company, Consumer Corp., FirstCity Funding LP ("Funding LP"), and FirstCity Funding GP Corp. ("Funding GP"), IFA-GP and IFA-LP (see Note 2 for further discussion). As a result of this sale, the Company no longer consolidates the financial statements of its automobile finance operation since August 1, 2000, but instead records its investment under the equity method of accounting. Also, in relation to the sale, Bank of Scotland forgave a loan fee in the amount of $2.5 million, which resulted in accrued loan fees of $.8 million owed to the senior lender being recorded as an extraordinary gain in the consolidated financial statements.

     In the portfolio asset acquisition and resolution business the Company acquires and resolves portfolios of performing and nonperforming commercial and consumer loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), which are generally acquired at a discount to their legal principal balance or appraised value. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally aggregated, including loans of varying qualities that are secured or unsecured by diverse collateral types and foreclosed properties. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES based either on business or real estate or other collateral cash flow. Portfolio Assets are acquired on behalf of the Company or its wholly owned subsidiaries, and on behalf of legally independent domestic and foreign partnerships and other entities ("Acquisition Partnerships" or "WAMCO Partnerships") in which a partially owned affiliate of the Company is the general partner and the Company and other investors (including but not limited to Cargill) are limited partners.

     The Company services, manages and ultimately resolves or otherwise disposes of substantially all of the assets it, its Acquisition Partnerships, or other related entities acquire. The Company services all such assets until they are collected or sold and normally does not manage assets for non-affiliated third parties.

  (C) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of all of the majority owned subsidiaries of the Company. Investments in 20 to 50 percent owned affiliates are accounted for on the equity method since the Company has the ability to exercise significant influence over operating and financial policies of those affiliates. For domestic Acquisition Partnerships, the Company owns a limited partner interest and generally shares in a general partner interest. Regarding the foreign investments, the Company participates as a limited partner. In all cases the Company's direct and indirect equity interest never exceeds 50%.

     Investments in less than 20 percent owned affiliates are also accounted for on the equity method. These investments are considered to be corporate joint ventures formed to share in the risks and rewards in developing new markets as well as to pool resources. Also, the Company has the ability to exercise significant influence over operating and financial policies, despite its comparatively smaller equity percentage, due to its leading role in the formation of these joint ventures as well as its involvement in the day-to-day management activities. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     All non-performing Portfolio Assets are purchased at substantial discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the amortized cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES recorded an allowance for impairment of $1.6 million in 2001. No allowance was required in either 2000 or 1999.

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

     Gains are recognized on the performing Portfolio Assets when sufficient funds are received to fully satisfy the obligation on loans included in the pool, either from funds from the borrower or sale of the loan. The gain recognized represents the difference between the proceeds received and the allocated carrying value of the individual loan in the pool.

     Impairment on each Portfolio is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans' risk adjusted rates, which approximates the effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. The Company recorded an allowance for impairment of $.6 million in 2001. No allowance was required in either 2000 or 1999.

  Real Estate Portfolios

     Real estate Portfolios consist of real estate assets acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded an allowance for impairment of $1.1 million in 2001 and $2.0 million in 2000. No valuation allowance was required in 1999.

  (F) LOANS RECEIVABLE

     Loans receivable consist primarily of loans made to Acquisition Partnerships located in Mexico at fixed rates ranging between 19% and 20%, the repayment of which is generally dependent upon future cash flows and distributions made from those Acquisition Partnerships. Interest is accrued when earned in accordance with the contractual terms of the loans. If there is not sufficient cash flow to pay interest, default provisions in the loan agreement increase the interest rate to between 23% and 30% until the interest owed in arrears is paid

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES in full. Impairment is measured based on the present value of the expected future cash flows discounted at the loans' contractual rates. The Company recorded no allowance for impairment 2001, 2000 and 1999.

     A small portion of loans receivable relate to student loan receivables, which were acquired from third party originators, purchased at a non-refundable discount from the contractual principal amount. Accounting for these student loans is on a pool basis as opposed to an individual asset-by-asset basis. Interest is not accrued, and all payments received are recorded to reduce the carrying amount of the pool. Impairment is measured based on the present value of the expected future cash flows discounted at the loans' risk adjusted rates, which approximates the effective interest rates. The Company recorded an allowance for impairment of $0.1 million 2000 (none in 2001 and 1999).

  (G) PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, less accumulated depreciation and are included in other assets. Depreciation is provided using straight-line method over the estimated useful lives of the assets.

  (H) INTANGIBLES

     Intangible assets represent the excess of cost over fair value of assets acquired in connection with purchase transactions (goodwill) as well as the purchase price of future service fee revenues and are included in other assets. These intangible assets are amortized over periods estimated to coincide with the expected life of the underlying asset pool owned or serviced by the acquired subsidiary. The Company periodically evaluates the existence of intangible asset impairment on the basis of whether such intangibles are fully recoverable from the projected, undiscounted net cash flows of the related assets acquired (see note 1(p)).

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

  (I) REVENUE RECOGNITION ON CONTINGENT FEES

     The Company currently has certain servicing contracts with its Mexican investment entities whereby the Company is entitled to additional compensation for servicing once a specified return to the investors has been achieved. The Company will not recognize any revenue related to these contracts until the investors have received the required level of returns specified in the contracts and the Mexican investment entity has received cash in an amount greater than the required returns. There is no guarantee that the required level of returns to the investors will be achieved or that any additional compensation to the Company related to the contracts will be realized. The amount of these fees recognized by the Company was $409 in 2001 and $763 in 2000. No related income was recognized in 1999.

     The Mexican investment entities, on the other hand, record an accrued expense for these contingent fees provided that these fees are probable and reasonably estimable.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

  (J) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), established standards for reporting and displaying comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires the accumulated balance of other comprehensive income (loss) to be displayed separately in the equity section of the consolidated balance sheet. The Company's other comprehensive income (loss) consists of foreign currency transactions and unrealized gains on investments.

  (K) FOREIGN CURRENCY TRANSLATIONS

     The Company has determined that the local currency is the functional currency for its operations outside the United States (primarily France and Mexico). Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' equity in accumulated other comprehensive income (loss). Revenues, costs and expenses denominated in foreign currencies are translated at the weighted average exchange rate for the period.

  (L) UNREALIZED GAINS ON SECURITIZATION TRANSACTIONS

     The Company has equity investments in certain entities which have retained unrated interests in securitization transactions, which represent the present value of the right to the excess cash flow generated by the securitized contracts. The residual certificates are accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Because such assets can be contractually prepaid or otherwise settled in such a way that the holder would not receive all of the recorded investment, the assets are classified as available-for-sale investments and are carried at estimated fair value with any accompanying increases or decreases in estimated fair value being recorded as unrealized gains or losses in other comprehensive income (loss) in the accompanying statements of stockholders' equity and comprehensive loss. The determination of fair value is based on the present value of the anticipated excess cash flows utilizing the valuation assumptions discussed above. The carrying value of each retained certificate is assessed for impairment in accordance with the provisions of EITF 99-20 as discussed in note 1(p). There can be no assurance that the estimates used to determine the fair value of the residual certificates will remain appropriate for the life of each asset and it is reasonably possible that circumstances could change in future periods which could result in a material change in the estimates used to prepare the accompanying consolidated financial statements. If actual prepayments or credit losses exceed the current estimates, other than temporary impairment may be required to be recognized.

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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

  (N) NET LOSS PER COMMON SHARE

     Basic net loss per common share calculations are based upon the weighted average number of common shares outstanding. Losses included in the loss per common share calculation are reduced by minority interest and increased for preferred stock dividends. Potentially dilutive common share equivalents include warrants and stock options in the diluted loss per common share calculations.

     The effects of any common stock equivalents are antidilutive for 2001, 2000 and 1999 due to the net loss for the periods; therefore, diluted loss per common share is reported the same as basic loss per common share.

  (O) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company assesses the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell (see note 1(p)).

  (P) EFFECT OF NEW ACCOUNTING STANDARDS

     SFAS 133 and 138, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133 and 138") require companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 and 138 require that changes in fair value of a derivative be recognized currently in operations unless specific hedge accounting criteria are met. The Company adopted SFAS 133 and 138 on January 1, 2001, and there was no direct impact on the consolidated financial statements, as the Company had no derivatives. However, the Company has equity investments in two Acquisition Partnerships, which have recorded liabilities associated with investments in interest rate swap contracts, which are not accounted for has hedges of other assets and liabilities. Through December 31, 2001, these Acquisition Partnerships have recorded $1.7 million of expenses to adjust these liabilities to fair value, of which the Company has reflected $.5 million as a reduction in equity in earnings of investments in the consolidated financial statements.

     In December 2000, the Company adopted SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FASB Statement No. 125 ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. In connection with its discontinued operations, the Company has investment securities resulting from the retention of residual interests in securitization transactions. See note 3 for required disclosures relating to these residual interests.

     Drive accounts for sales of retail installment contracts from securitizations in accordance with SFAS 140. In applying SFAS 140 to Drive's securitized retail installment contract sales, Drive recognizes revenue (gain on sales of retail installment contracts) and allocates the total cost of the loans sold to financial components based on their relative fair values. During the year ended December 31, 2001, Drive sold $402 million of auto retail installment contracts in securitization transactions and recognized pre-tax gains of $39 million. Drive retained servicing responsibilities and interests in the receivables in the form of residual certificates. As of December 31, 2001, Drive was servicing $472 million of auto receivables that have been sold to certain special

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES purpose financing trusts (the Trusts). In connection with the sales of retail installment contracts from securitizations, Drive receives certain residual certificates associated with the securitizations as described below. Drive and certain of its subsidiaries have entered into an agreement whereby Drive receives all the economic benefits associated with the residual certificates and conversely assumes all the risks.

     Under the above agreement, Drive has retained unrated interests in retail installment contracts sold which are subordinate to senior investors and certificated interest only strips for the benefit of Drive which represents the present value of the right to the excess cash flows generated by the securitized contracts which represents the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, (ii) trustee fees, (iii) third-party credit enhancement fees (if applicable), (iv) stipulated servicing fees, and (v) estimated contract portfolio credit losses. Drive's right to receive the cash flows begins after certain over-collateralization requirements have been met, which are specific to each securitization and used as a means of credit enhancement.

     Fair value of the residual certificates is determined by calculating the present value of the anticipated cash flows at the time each securitization transaction closes, utilizing valuation assumptions appropriate for each particular transaction. The significant valuation assumptions are related to the anticipated average lives of the retail installment contracts sold, including the effect of anticipated prepayment speeds and anticipated credit losses.

     The residual certificates are accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Because such assets can be contractually prepaid or otherwise settled in such a way that the holder would not receive all of the recorded investment, the assets are classified as available-for-sale investments and are carried at estimated fair value with any accompanying increases or decreases in estimated fair value being recorded as unrealized gains or losses in other comprehensive income as a part of Drive's partners' equity. The determination of fair value is based on the present value of the anticipated excess cash flows utilizing the valuation assumptions discussed above. Drive assesses the carrying value of its securitization related securities for impairment in accordance with the provisions of EITF 99-20 as discussed below. There can be no assurance that Drive's estimates used to determine the fair value of the residual certificates will remain appropriate for the life of each asset and it is reasonably possible that circumstances could change in future periods which could result in a material change in the estimates used to prepare Drive's financial statements. If actual retail installment contract prepayments or credit losses exceed Drive's current estimates, other than temporary impairment may be required to be recognized.

     In March 2001, the Company adopted the provisions of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"), which requires that other-than-temporary impairments in beneficial interests be written down to fair value with the resulting charge being included in operations. The implementation of EITF 99-20 required Drive to record a charge to operations for other-than-temporary impairments on retained beneficial interests in certain securitized assets, which had previously been recorded as unrealized losses. As a result, in the second quarter of 2001, the Company recognized a charge for the cumulative effect of a change in accounting principle of $.3 million relating to the Company's equity investment in Drive.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations("SFAS 141") and SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. There have been no business combinations in 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the SFAS 121,

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

Accounting for the Impairment of Long-Lived Assets to Be Disposed Of. SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, supercedes SFAS 121 and is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 did not have a material impact on the Company's consolidated financial statements. Unamortized goodwill at December 31, 2001 was $.1 million.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS No. 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Additionally, discontinued operations that are not disposed of within one year must be reclassified as assets held and used unless the discontinued segment will be (1) abandoned through the liquidation or run-off of operations because the entity is obligated by regulation or contract to provide services after it ceases accepting all new business and (2) is being reported as a discontinued operation when SFAS 144 is initially applied. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on January 1, 2002. The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. Since the Company is contractually obligated to service the securitized assets, the adoption of SFAS 144 had no impact on the Company's consolidated financial statements.

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

     The new entity formed to facilitate the transaction is Drive Financial Services LP ("Drive"). BoS(USA), through wholly owned subsidiaries formed for the purpose of the acquisition, purchased 49% of this newly formed entity for $15 million and BoS(USA) provided $60 million in term financing to Drive and its subsidiary, Drive ABS LP, which was used to repay indebtedness owed to FirstCity by its automobile finance operation. After taking into effect the sale of the 49% interest to IFA-GP and IFA-LP, the ownership of Drive is allocated as follows: 49% of Drive is owned (directly and indirectly) by IFA-GP and IFA-LP, 31% of Drive is owned (directly and indirectly) by Consumer Corp., and 20% of Drive is owned (directly and indirectly) by Thomas R. Brower, Scot A. Foith, Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves,

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

Stephen H. Trent and Blake P. Bozman (the "Auto Finance Management Group"). The Auto Finance Management Group consists of officers and shareholders of Funding GP and limited partners of Funding LP who indirectly and directly owned the remaining 20% equity interest in Funding LP. The Company has reflected the Auto Finance Management Group's 20% equity interest in Funding LP as a minority interest in the consolidated financial statements.

     The Company provided a guaranty limited to a maximum amount of up to $4 million of the $60 million term loan by BoS(USA) ($28 million outstanding balance as of December 31, 2001). The Company, Consumer Corp. and Funding LP secured the guaranty with a security interest in their respective ownership interests in Consumer Corp., Funding LP and Drive. The $4 million guaranty by the Company resulted in a $4 million deferral of the $12.1 million gain. As a result of this transaction, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments.

     As a result of the sale of the 49% interest in the automobile finance operation, the Company reduced the outstanding debt under its senior and subordinate facilities from $113 million to approximately $44 million. The Company also retired approximately $6.4 million of debt owed to other lenders. The Company, Bank of Scotland, as agent, The Governor and Company of Bank of Scotland and BoS(USA) (collectively, the "Lenders"), entered into a Second Amendment to Amended and Restated Loan Agreement dated as of August 18, 2000 (the "Second Amendment") pursuant to which the remaining debt under the Company's senior and subordinate debt facilities was restructured into a new loan facility that provides for a maximum aggregate loan amount of $53 million. The restructured facility is comprised of a $10 million Revolving Line of Credit, a $31 million Term Loan A and a $12 million Term Loan B. The loans under the restructured loan facility mature December 31, 2003, and carry pricing of LIBOR plus 2.5% for the Revolving Line of Credit and Term Loan A and prime rate for Term Loan B. In the restructure, the Bank of Scotland forgave a fee in the amount of $2.5 million, which resulted in accrued loan fees of $.8 million owed to the senior lender being recorded as an extraordinary gain in the consolidated financial statements. The Second Amendment provides for a facility fee of $.5 million and a prepayment fee of $.5 million. The restructured loan facility requires the consent of the Lenders prior to payment of any common and preferred dividends.

     The Company obtained waivers or modifications under the Second Amendment that brought the Company into compliance under the facility and cured defaults that existed prior to the restructure.

     BoS(USA) has an option to acquire a warrant for 1,975,000 shares of the Company's non-voting Common Stock; the option can be exercised after June 30, 2002 if the Company's $12 million Term Loan B owed to BoS(USA) and Bank of Scotland remains outstanding, but not prior to that date. The strike price is $2.3125 per share. In the event that prior to June 30, 2002 the Company either
(a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate. BoS(USA) and the Company extended the initial exercise date for this option to acquire a warrant for 1,975,000 shares from August 31, 2001 to June 30, 2002 to allow the Company additional time to pursue possible restructure alternatives which would otherwise be limited due to change of control issues related to its substantial NOLs.

     BoS(USA) also has a warrant to purchase 425,000 shares of the Company's voting Common Stock at $2.3125 per share. In the event that Term Loan B is terminated prior to June 30, 2002 through a transaction involving the issuance of warrants, BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's voting Common Stock. BoS(USA) and the Company amended the warrant to extend the date from August 31, 2001 to June 30, 2002 to correspond to the extension of the initial exercise date of the option described in the preceding paragraph.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     In the third quarter of 1999, dividends on the Company's redeemable preferred stock ("New Preferred Stock") were suspended. At December 31, 2001, accumulated dividends in arrears on New Preferred Stock totaled $6.4 million, or $5.25 per share. Since the Company failed to pay quarterly dividends for six consecutive quarters, the holders of New Preferred Stock are entitled to elect two directors to the Company's Board until cumulative dividends have been paid in full. Dividends on outstanding shares of New Preferred Stock of FirstCity will be restricted until Term Loan B is paid in full. Given the continued high debt levels of the Company, and management's priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on New Preferred Stock will be paid in the foreseeable future. The board of directors and the management of the Company are currently evaluating various alternatives to address its outstanding shares of New Preferred Stock and the corresponding accrued dividends and redemption obligation, in addition to the option of BoS(USA) to acquire a warrant to purchase 1,975,000 shares.

     During the second quarter of 2000, the Portfolio Asset acquisition and resolution group of the Company entered into a $17 million loan facility with Cargill Financial Services Corporation ("Cargill"). In January 2001, the maximum principal balance under this revolving facility was increased to $30 million. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill.

     Management believes that the BoS(USA) loan facilities along with the liquidity from the Cargill line, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

(3) DISCONTINUED OPERATIONS

     The Company recorded a provision of $5.2 million in 2001 and $5.0 million in 2000 for additional losses from discontinued operations. Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage Corp.) and its subsidiaries (collectively referred to as "Mortgage Corp."), and FC Capital Corp. ("Capital Corp."). These entities comprise the operations that were previously reported as the Company's residential and commercial mortgage banking business. As formal termination plans were adopted and historical business operations at each entity have ceased, the results of operations for 1999 have been reflected as discontinued operations in the accompanying consolidated statements of operations. Additionally, the net assets related to the resolution of activity from the discontinued operations have been reflected in the accompanying consolidated balance sheets. The results of operations from discontinued operations for 1999 were composed of an operating loss of $39.1 million, the Company's write-off of its investment of $50.5 million in Mortgage Corp. and the write down of its net investment in Capital Corp. by $12.7 million. Revenues from discontinued operations were zero in 2001 and 2000, and $56.3 million in 1999.

     The net assets from discontinued operations consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Estimated future gross cash receipts on residual interests
  in securitizations........................................  $18,775   $24,652
Accrual for loss on operations and disposal of discontinued
  operations, net...........................................   (2,118)   (4,208)
                                                              -------   -------
     Net assets of discontinued operations..................  $16,657   $20,444
                                                              =======   =======

     The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. Although the liquidation or run-off of these investment securities will last longer than one year, the Company is contractually obligated to service the securitized assets. The Company has considered the estimated future gross cash receipts for such investment securities in the computation of the loss from discontinued operations. The cash flows are collected over a

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES period of time and are valued using prepayment assumptions of 25% for fixed rate loans and 40% for variable rate loans. Overall loss rates are estimated from 1.0% to 4.7% of collateral. If the prepayment speeds were to increase by 10% and 20%, the estimated future gross cash receipts would decrease by $1.0 million and $1.8 million, respectively.

(4) PORTFOLIO ASSETS

     Portfolio Assets are summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Non-performing Portfolio Assets.............................  $ 45,123   $ 55,807
Performing Portfolio Assets.................................    10,227     15,162
Real estate Portfolios......................................     1,766      3,075
                                                              --------   --------
     Total Portfolio Assets.................................    57,116     74,044
Adjusted purchase discount required to reflect Portfolio
  Assets
  at carrying value.........................................   (42,898)   (44,026)
                                                              --------   --------
     Portfolio Assets, net..................................  $ 14,218   $ 30,018
                                                              ========   ========

     The Company recorded an allowance for impairment on Portfolio Assets of approximately $3.3 million in 2001 and $2.0 million in 2000. No provision was recorded in 1999. Portfolio Assets are pledged to secure non-recourse notes payable.

(5) LOANS RECEIVABLE

     Loans receivable consist primarily loans from certain Acquisition Partnerships located in Mexico. Loans receivable are summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Loans to Acquisition Partnerships held for investment.......  $19,765   $14,207
Student loan receivables....................................      134       332
                                                              -------   -------
     Loans receivable.......................................  $19,899   $14,539
                                                              =======   =======

     In 2000 and 1999, the Company recorded an allowance for impairment on loans receivable of approximately $.8 million and $.4 million, respectively, relating to automobile finance receivables generated by the Company's automobile platform, which was sold to Drive in August 2000. There were no provisions recorded on loans receivable during 2001. In addition, provisions of $1.6 million and $3.9 million during 2000 and 1999, respectively, were recorded for permanent impairment of value in residual interests in automobile finance securitizations, which were also sold to Drive in August 2000.

(6) EQUITY INVESTMENTS

     The Company has investments in Acquisition Partnerships and their general partners that are accounted for under the equity method. During 1999, the Company also acquired investments in servicing entities that are accounted for on the equity method. The condensed combined financial position and results of operations

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES of the Acquisition Partnerships (excluding servicing entities), which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized as follows:

                       CONDENSED COMBINED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Assets......................................................  $654,883   $603,353
                                                              ========   ========
Liabilities.................................................   498,361    471,336
Net equity..................................................   156,522    132,017
                                                              --------   --------
                                                              $654,883   $603,353
                                                              ========   ========
Equity investment in Acquisition Partnerships...............  $ 42,660   $ 33,862
Equity investment in servicing entities.....................     2,118      1,422
                                                              --------   --------
                                                              $ 44,778   $ 35,284
                                                              ========   ========

                     CONDENSED COMBINED SUMMARY OF EARNINGS

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Proceeds from resolution of Portfolio Assets.........  $249,219   $163,386   $127,475
Gain on resolution of Portfolio Assets...............   103,599     75,788     51,498
Interest income on performing Portfolio Assets.......    24,473     18,049     16,409
Net earnings.........................................  $ 14,172   $ 36,766   $ 37,742
                                                       ========   ========   ========
Equity in earnings of Acquisition Partnerships.......  $  9,742   $  7,203   $ 11,444
Equity in earnings (loss) of servicing entities......     1,029        166       (126)
                                                       --------   --------   --------
                                                       $ 10,771   $  7,369   $ 11,318
                                                       ========   ========   ========

     The assets and equity of the Acquisition Partnerships and equity investments in those entities are summarized by geographic region below. The WAMCO Partnerships represent domestic Texas limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Assets:
  Domestic:
     WAMCO Partnerships.....................................  $259,617   $213,772
     Other..................................................    15,607     14,956
  Mexico....................................................   305,324    300,036
  France....................................................    74,335     74,589
                                                              --------   --------
                                                              $654,883   $603,353
                                                              ========   ========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Equity:
  Domestic:
     WAMCO Partnerships.....................................  $ 90,249   $ 61,604
     Other..................................................     3,207      1,689
  Mexico....................................................     2,546     30,703
  France....................................................    60,520     38,021
                                                              --------   --------
                                                              $156,522   $132,017
                                                              ========   ========
Equity investment in Acquisition Partnerships:
  Domestic:
     WAMCO Partnerships.....................................  $ 30,806   $ 23,192
     Other..................................................     2,313      1,876
  Mexico....................................................       292      1,388
  France....................................................     9,249      7,406
                                                              --------   --------
                                                              $ 42,660   $ 33,862
                                                              ========   ========

     Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings of those entities are summarized by geographic region below.

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2001      2000      1999
                                                         --------   -------   -------
Revenues:
  Domestic:
     WAMCO Partnerships................................  $ 45,603   $33,778   $33,663
     Other.............................................     1,512       235     1,275
  Mexico...............................................    63,687    44,084     8,889
  France...............................................    20,199    17,934    26,473
  Japan................................................        --        --       560
                                                         --------   -------   -------
                                                         $131,001   $96,031   $70,860
                                                         ========   =======   =======
Net Earnings:
  Domestic:
     WAMCO Partnerships................................  $ 21,128   $12,357   $15,847
     Other.............................................     1,190      (147)      252
  Mexico...............................................   (21,816)   12,857     5,005
  France...............................................    13,670    11,699    16,188
  Japan................................................        --        --       450
                                                         --------   -------   -------
                                                         $ 14,172   $36,766   $37,742
                                                         ========   =======   =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2001      2000      1999
                                                         --------   -------   -------
Equity in earnings of Acquisition Partnerships:
  Domestic:
     WAMCO Partnerships................................  $  7,363   $ 4,667   $ 7,085
     Other.............................................       798       123       183
  Mexico...............................................    (1,153)      210       557
  France...............................................     2,734     2,203     3,497
  Japan................................................        --        --       122
                                                         --------   -------   -------
                                                         $  9,742   $ 7,203   $11,444
                                                         ========   =======   =======

     The Company recorded a $.5 million addition to equity in 2001 as a result of unrealized gains on residual interests in securitization transactions held by one Acquisition Partnership. Also, the Company recorded $.2 million in foreign currency translation adjustments in 2001 relating to equity investments in foreign Acquisition Partnerships and servicing entities.

     As discussed in Note 2, in the third quarter of 2000, the Company completed the sale of a 49% equity interest in its automobile finance operation to certain subsidiaries of BoS(USA). As a result of the sale, the net operations of Drive have been recorded (since August 1, 2000) as equity investments. The Company's investment in Drive is accounted for under the equity method. As of December 31, 2001, Drive's fiscal year end changed from February 28 to December 31. The condensed consolidated financial position and results of operations of Drive are summarized below:

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  DECEMBER 31,   FEBRUARY 28,   DECEMBER 31,
                                                      2001           2001           2000
                                                  ------------   ------------   ------------
Cash............................................    $  7,303       $  7,589       $ 10,567
Loans held for sale.............................      70,447        139,377         90,652
Residual interests in securitizations...........      77,407         55,739         56,190
Other assets....................................      10,321         10,158          6,799
                                                    --------       --------       --------
  Total assets..................................    $165,478       $212,863       $164,208
                                                    ========       ========       ========
Notes payable...................................    $126,665       $187,365       $143,923
Other liabilities...............................      13,323         17,473         10,638
                                                    --------       --------       --------
  Total liabilities.............................     139,988        204,838        154,561
Net equity......................................      25,490          8,025          9,647
                                                    --------       --------       --------
                                                    $165,478       $212,863       $164,208
                                                    ========       ========       ========
Equity investment in Drive......................    $  9,877       $  3,110       $  3,738
  Minority interest.............................      (1,975)          (622)          (748)
                                                    --------       --------       --------
     Net investment in Drive....................    $  7,902       $  2,488       $  2,990
                                                    ========       ========       ========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

                                                     MARCH 1, 2001      AUGUST 1, 2000      AUGUST 1, 2000
                                  YEAR ENDED            THROUGH             THROUGH             THROUGH
                               DECEMBER 31, 2001   DECEMBER 31, 2001   FEBRUARY 28, 2001   DECEMBER 31, 2000
                               -----------------   -----------------   -----------------   -----------------
Interest income..............       $45,224             $37,506             $22,031             $14,313
Gain on sale of loans........        39,033              39,033               9,434               9,434
Service fees and other.......        12,376              10,391               4,256               2,271
                                    -------             -------             -------             -------
  Revenues...................        96,633              86,930              35,721              26,018
                                    -------             -------             -------             -------
Interest expense.............        11,744               9,329               8,165               5,750
Salaries and benefits........        33,185              28,706              13,674               9,195
Provision for loan and
  impairment losses..........        12,688              10,425                4129               1,866
Other expenses...............        24,516              19,207               8,777               3,468
                                    -------             -------             -------             -------
  Expenses...................        82,133              67,667              34,745              20,279
                                    -------             -------             -------             -------
Net earnings.................       $14,500             $19,263             $   976             $ 5,739
                                    =======             =======             =======             =======
Equity in earnings of
  Drive......................       $ 5,923             $ 7,768             $   378             $ 2,223
Cumulative effect of
  accounting change..........          (304)               (304)                 --                  --
Minority interest............        (1,124)             (1,493)                (75)               (444)
                                    -------             -------             -------             -------
  Net equity in earnings of
     Drive...................       $ 4,495             $ 5,971             $   303             $ 1,779
                                    =======             =======             =======             =======

     The Company recorded a $.7 million addition to equity in 2001 as a result of unrealized gains on residual interests in securitization transactions held by Drive.

(7) NOTES PAYABLE

     Notes payable consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Collateralized loans, secured by Portfolio Assets:
  Fixed rate (7.66% at December 31, 2001), due 2002.........  $ 7,181   $13,251
  LIBOR (1.9% at December 31, 2001) plus 4% to 5%, due at
     various dates through 2003.............................    7,650    16,190
Senior Credit Facility, secured and with recourse to the
  Company:
  LIBOR (1.9% at December 31, 2001) plus 2.5%; Prime (4.75%
     at December 31, 2001), due 2003........................   48,600    47,778
Acquisition Facility, secured by certain equity interests of the Company:
  LIBOR (1.9% at December 31, 2001) plus 4.50%, due 2003....   27,422    15,623
                                                              -------   -------
  Notes payable, secured....................................   90,853    92,842
  Notes payable to others at various fixed rates between
     7.00% and 8.56%, due at various dates through 2002.....      356       922
                                                              -------   -------
                                                              $91,209   $93,764
                                                              =======   =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     Refer to Note 2 for a description of terms related to the Company's Senior Credit Facility at December 31, 2001 and other matters concerning the Company's liquidity.

     Under terms of certain borrowings, the Company and its subsidiaries are required to maintain certain tangible net worth levels and debt to equity and debt service coverage ratios. The terms also restrict future levels of debt. At December 31, 2001, the Company was in compliance with the aforementioned covenants. The aggregate maturities of notes payable for the two years ending December 31, 2003 are as follows: $7,537 in 2002 and $83,672 in 2003.

(8) SEGMENT REPORTING

     The Company is engaged in two reportable segments (i) Portfolio Asset acquisition and resolution and (ii) consumer lending through the Company's minority investment in Drive. These segments have been segregated based on products and services offered by each. As a result of the sale of a 49% equity interest in the Company's automobile finance operation, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments. Prior to June 30, 1999, the Company also reflected operations from its mortgage banking segment. As described in Note 3, the Company has discontinued operations in the mortgage banking segment effective in the third quarter of 1999. Accordingly, all activity related to the mortgage banking segment has been reclassified as discontinued operations in the consolidated financial statements. The following is a summary of results of operations for each of the two remaining segments and a reconciliation to earnings (loss) from continuing operations.

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2001       2000      1999
                                                         -------   --------   -------
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Servicing fees....................................  $ 9,580   $  7,555   $ 3,850
     Gain on resolution of Portfolio Assets............    1,049      3,120     4,054
     Gain on the sale of interest in investments.......    3,316         --     2,163
     Equity in earnings of investments.................   10,771      7,369    11,318
     Interest income...................................    5,847      2,143     2,610
     Other.............................................    1,190      1,129     1,502
                                                         -------   --------   -------
       Total...........................................   31,753     21,316    25,497
  Expenses:
     Interest and fees on notes payable................    4,128      3,266     4,308
     Salaries and benefits.............................    7,679      5,531     5,542
     Provision for loan and impairment losses..........    3,277      1,971        --
     Occupancy, data processing and other..............    8,857      7,083     5,818
                                                         -------   --------   -------
       Total...........................................   23,941     17,851    15,668
                                                         -------   --------   -------
  Operating contribution before direct taxes...........  $ 7,812   $  3,465   $ 9,829
                                                         =======   ========   =======
  Operating contribution, net of direct taxes..........  $ 7,713   $  3,354   $ 9,743
                                                         =======   ========   =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2001       2000      1999
                                                         -------   --------   -------
CONSUMER LENDING:
  Revenues:
     Servicing fees....................................  $    --   $  3,887   $ 5,086
     Equity in earnings of investments.................    5,923      2,223        --
     Gain on sale of automobile loans..................        5      2,836    10,280
     Interest income...................................       --     12,882    17,787
     Gain on sale of interest in subsidiary............       --      8,091        --
     Other.............................................        9         71       171
                                                         -------   --------   -------
       Total...........................................    5,937     29,990    33,324
  Expenses:
     Interest and fees on notes payable................       --      3,217     4,730
     Salaries and benefits.............................       --      7,277     8,053
     Provision for loan and impairment losses..........       --      2,420     4,302
     Occupancy, data processing and other..............    1,473      6,706    10,539
                                                         -------   --------   -------
       Total...........................................    1,473     19,620    27,624
                                                         -------   --------   -------
  Operating contribution before direct taxes...........  $ 4,464   $ 10,370   $ 5,700
                                                         =======   ========   =======
  Operating contribution, net of direct taxes..........  $ 4,448   $ 10,362   $ 5,635
                                                         =======   ========   =======
       Total operating income, net of direct taxes.....  $12,161   $ 13,716   $15,378
                                                         =======   ========   =======
CORPORATE OVERHEAD:
  Other revenue........................................  $    75   $    870   $   107
  Corporate interest expense...........................   (4,649)   (12,175)   (9,716)
  Salaries and benefits, occupancy, professional and
     other Expenses....................................   (5,416)    (7,144)   (6,688)
  Deferred tax valuation allowance.....................       --     (7,000)   (4,900)
                                                         -------   --------   -------
  Earnings (loss) from continuing operations...........  $ 2,171   $(11,733)  $(5,819)
                                                         =======   ========   =======

     Revenues from the Consumer Lending segment are all attributable to domestic operations. Revenues from the Portfolio Asset acquisition and resolution segment attributable to domestic and foreign operations are summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Domestic................................................  $18,332   $13,527   $20,468
Mexico..................................................    9,460     5,237     1,502
France..................................................    3,941     2,552     3,527
Other foreign...........................................       20        --        --
                                                          -------   -------   -------
     Total..............................................  $31,753   $21,316   $25,497
                                                          =======   =======   =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     Total assets for each of the segments and a reconciliation to total assets is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Portfolio acquisition and resolution assets.................  $ 79,335   $ 79,567
Consumer assets.............................................    10,205      4,069
Deferred tax benefit, net...................................    20,101     20,101
Other assets, net...........................................    12,595     16,810
Net assets of discontinued operations.......................    16,657     20,444
                                                              --------   --------
     Total assets...........................................  $138,893   $140,991
                                                              ========   ========

(9) PREFERRED STOCK, STOCKHOLDERS' EQUITY AND LOSS PER SHARE

     On July 17, 1998 the Company filed a shelf registration statement with the Securities and Exchange Commission, which allows the Company to issue up to $250 million in debt and equity securities from time to time in the future. The registration statement became effective July 28, 1998. As of December 31, 2001, there have been no securities issued under this registration statement.

     In connection with the issuance of $25 million in senior subordinated debt, the Company issued a warrant for the purchase of 425,000 shares of the Company's Common Stock at $2.3125 per share (the closing price on the date of issuance of December 21, 1999). The estimated fair value of the warrant totaling $875 was allocated to stockholders' equity with an offsetting discount reflected on the debt.

     The Company also issued an option to the holder of the senior subordinated notes allowing it to acquire a warrant for 1,975,000 shares of the Company's non-voting Common Stock. As discussed in Note 2, in the third quarter of 2000, the Company restructured its remaining debt into a new facility provided solely by Bank of Scotland and BoS(USA). BoS(USA) will retain its option to acquire warrants for 1,975,000 shares of the Company's Common Stock. The strike price of $2.3125 will remain the same, but the initial date upon which the option can be exercised has been extended to June 30, 2002. The option can be exercised after June 30, 2002 if Term Loan B remains outstanding, but not prior to such date. In the event that prior to June 30, 2002 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate. In the event that Term Loan B is terminated prior to June 30, 2002 through a transaction involving the issuance of warrants, BoS(USA) is entitled to additional warrants in connection with its existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's Common Stock.

     The holders of shares of Common Stock are entitled to one vote for each share on all matters submitted to a vote of common stockholders. In order to preserve certain tax benefits available to the Company, transactions involving stockholders holding or proposing to acquire more than 4.75% of outstanding common shares are prohibited unless the prior approval of the Board of Directors is obtained.

     The redeemable preferred stock ("New Preferred Stock") has a redemption value of $21.00 per share and cumulative quarterly cash dividends at the annual rate of $2.10 per share through the redemption date of September 30, 2005. The Company may redeem the New Preferred Stock after September 30, 2003 for $21 per share plus accrued dividends. The New Preferred Stock carries no voting rights except in the event of non-payment of dividends, in which case, the holders of New Preferred Stock have the right to elect two directors to the Company's Board. Dividends of $1.9 million, or $1.575 per share, were paid in 1999. In the third quarter of 1999, dividends on the Company's New Preferred Stock were suspended. At December 31, 2001, accumulated dividends in arrears on such New Preferred Stock totaled $6.4 million, or $5.25 per share. Since the Company failed to pay quarterly dividends for six consecutive quarters, the holders of New Preferred

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

Stock are entitled to elect two directors to the Company's Board until cumulative dividends have been paid in full.

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

     The Company has stock option and award plans for the benefit of key individuals, including its directors, officers and key employees. The plans are administered by a committee of the Board of Directors and provide for the grant of up to a total of 730,000 shares of Common Stock .

     The per share weighted-average fair value of stock options granted during 2001 and 2000 was $0.99 and $1.84, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions: $0 expected dividend yield, risk-free interest rate of 6.0%, expected volatility of 30%, and an expected life of 10 years.

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option and award plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss to common stockholders and net loss per common share would have been reflected as the pro forma amounts indicated below:

                                                        2001       2000       1999
                                                       -------   --------   ---------
Net loss to common stockholders:
  As reported........................................  $(5,597)  $(18,468)  $(110,724)
  Pro forma..........................................   (5,682)   (19,130)   (111,502)
Net loss per common share -- diluted:
  As reported........................................  $  (.67)  $  (2.21)  $  (13.33)
  Pro forma..........................................     (.68)     (2.29)     (13.42)

     Stock option activity during the periods indicated is as follows:

                                     2001                 2000                 1999
                              ------------------   ------------------   ------------------
                                        WEIGHTED             WEIGHTED             WEIGHTED
                                        AVERAGE              AVERAGE              AVERAGE
                                        EXERCISE             EXERCISE             EXERCISE
                              SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                              -------   --------   -------   --------   -------   --------
Outstanding at beginning of
  Year......................  347,750    $12.03    236,650    $22.96    284,950    $23.06
Granted.....................  275,500      3.06    183,000      2.00         --        --
Exercised...................       --        --         --        --         --        --
Cancelled...................       --        --    (22,500)    22.00         --        --
Forfeited...................       --        --    (49,400)    23.60    (48,300)    23.54
                              -------    ------    -------    ------    -------    ------
Outstanding at end of
  year......................  623,250    $ 8.07    347,750    $12.03    236,650    $22.96
                              =======    ======    =======    ======    =======    ======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The following table summarizes stock options granted by grant date.

                                                                     SHARES
                                                                 OUTSTANDING AT
                                                       SHARES     DECEMBER 31,    EXERCISE
DATE OF GRANT                                          GRANTED        2001         PRICE
-------------                                          -------   --------------   --------
October 27, 1995.....................................  229,600       97,000        $20.00
October 26, 1996.....................................   18,000        4,000         30.75
February 27, 1997....................................   95,200       56,250         27.25
May 21, 1998.........................................   15,000        7,500         29.69
December 1, 2000.....................................  183,000      183,000          2.00
December 20, 2001....................................  275,500      275,500          3.06
                                                       -------      -------
                                                       816,300      623,250
                                                       =======      =======

     In December 2001, the Company granted 275,500 stock options with an exercise price of $3.06 (greater than the fair market value of the Company's common stock on the date of grant). At December 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.00 to $30.75 and 8.19 years, respectively. In addition, 346,375 options were exercisable with a weighted-average exercise price of $12.34.

     The Company has an employee stock purchase plan, which allows employees to acquire approximately 157,000 shares of Common Stock of the Company at 85% of the fair value at the end of each quarterly plan period. The value of the shares purchased under the plan is limited to the lesser of 10% of compensation or $25,000 per year. Under the plan, 8,156 shares were issued in 2001, 35,044 shares were issued in 2000 and 45,341 shares were issued in 1999. At December 31, 2001, approximately 21,000 shares of Common Stock are available for issuance pursuant to the plan.

     No effect was given to dilutive securities in the 2001, 2000 and 1999 loss per share calculations as such had an anti-dilutive effect. However, during 2001, an average of 356,808 options were outstanding that could have a potentially dilutive per share calculation effect in the future.

(10) INCOME TAXES

     Income tax expense from continuing operations consists of:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                             2001    2000      1999
                                                             ----   -------   -------
Federal and state current benefit (expense)................  $(15)  $  (414)  $    10
Federal deferred expense...................................    --    (7,000)   (5,061)
                                                             ----   -------   -------
     Total.................................................  $(15)  $(7,414)  $(5,051)
                                                             ====   =======   =======

     The actual income tax benefit (expense) attributable to earnings (loss) from continuing operations differs from the expected tax benefit (expense) (computed by applying the federal corporate tax rate of 35% to

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES earnings (loss) from continuing operations before income taxes, minority interest and accounting change) as follows:

                                                           2001      2000      1999
                                                          -------   -------   -------
Computed expected tax benefit (expense).................  $(1,593)  $ 1,439   $  (256)
(Increase) reduction in income taxes resulting from:
  Change in valuation allowance.........................    1,593    (8,439)   (4,253)
  Alternative minimum tax and state income tax..........      (15)     (414)       --
  Other.................................................       --        --      (542)
                                                          -------   -------   -------
                                                          $   (15)  $(7,414)  $(5,051)
                                                          =======   =======   =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2001 and 2000 are as follows:

                                                                2001        2000
                                                              ---------   ---------
Deferred tax assets:
  Investments in Acquisition Partnerships, principally due
     to differences in basis for tax and financial reporting
     purposes...............................................  $   4,453   $   1,902
  Intangibles, principally due to differences in
     amortization...........................................        214         269
  Tax basis in fixed assets less than book..................       (165)       (581)
  Other.....................................................       (583)      2,133
  Federal net operating loss carryforwards..................    201,639     203,428
                                                              ---------   ---------
       Total gross deferred tax assets......................    205,558     207,151
  Valuation allowance.......................................   (185,457)   (187,050)
                                                              ---------   ---------
       Net deferred tax assets..............................  $  20,101   $  20,101
                                                              =========   =========

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $576 million from continuing operations and $152 million from discontinued operations at December 31, 2001, available to offset future federal taxable income, if any, through the year 2021. A valuation allowance is provided to reduce the deferred tax assets to a level, which, more likely than not, will be realized. During 2001, 2000 and 1999, the Company adjusted the previously established valuation allowance to recognize a deferred tax benefit (expense) of $1.6 million, $(8.4) million and $(4.3) million, respectively. Realization is determined based on management's expectation of generating sufficient taxable income in a look forward period over the next four years. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations prior to expiration of the net operating loss carryforwards. The expense recognized in 2000 is attributed to a reduction in anticipated taxable income. The expense recognized in 1999 is attributed to a revaluation of the realization of the deferred tax asset for the effects of the discontinuance of the mortgage operations. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

(11) EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution 401(k) employee profit sharing plan pursuant to which the Company matches employee contributions at a stated percentage of employee contributions to a defined

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES maximum. The Company's contributions to the 401(k) plan were $152 in 2001, $263 in 2000 and $238 in 1999.

(12) LEASES

     The Company leases its current headquarters from a related party under a noncancellable operating lease. The lease calls for monthly payments of $10 through its expiration in December 2006 and includes an option to renew for an additional five-year period. Rental expense for 2001, 2000 and 1999 under this lease was $90 each year. The Company also leases office space and equipment from unrelated parties under operating leases expiring in various years through 2005. Rental expense under these leases for 2001, 2000 and 1999 was $.6 million, $1.7 million and $2.1 million, respectively. As of December 31, 2001, the future minimum lease payments under all noncancellable operating leases are: $335 in 2002, $257 in 2003, $161 in 2004, $155 in 2005, and $120 in 2006.

(13) OTHER RELATED PARTY TRANSACTIONS

     The Company has contracted with the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees totaling $9.6 million, $11.4 million and $8.9 million, for 2001, 2000 and 1999, respectively, and due diligence fees (included in other income) were derived from such affiliates.

(14) COMMITMENTS AND CONTINGENCIES

     On October 14, 1999, Harbor Financial Group, Inc. ("Harbor Parent"), Harbor Financial Mortgage Corporation ("HFMC") and four subsidiaries of HMFC filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On December 14, 1999, the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings (the "Trustee"), initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Harbor alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers, and improper transfer of funds from the Harbor related entities to FirstCity. The claims also include fraudulent and preferential transfer of assets of the Harbor entities, fraud and conspiracy. The Trustee, FirstCity and the other defendants have reached terms of an agreement to compromise the claims brought in the adversary proceedings, subject to the approval of the Bankruptcy Court and the consent of all necessary insurers of FirstCity and its subsidiaries and affiliates. Under the proposed settlement, if approved, the Trustee will release the defendants, their affiliates and subsidiaries from any and all claims which were brought or could have been brought by the Trustee against any of the defendants, any past and present officers and directors of FirstCity or any affiliates or subsidiaries of FirstCity in consideration of the payment of $3.8 million cash and the release of any and all claims of FirstCity and its affiliates and subsidiaries and of the individual defendants in the bankruptcy proceedings against the Trustee, including administrative and expense claims. Neither the consent of the necessary insurers nor the approval of the Bankruptcy Court of the proposed terms of settlement has been obtained, and there can be no assurance that such consent and approval will be secured. In the event that carrier consent or bankruptcy court approval is not obtained, FirstCity intends to vigorously contest the claims of the Trustee, as the Company believes that the claims are without merit and that it has valid defenses to these claims.

     The Company and Harbor Parent filed suit in the Federal District Court for the Western District of Texas, Waco Division, against Chase Bank of Texas, N.A. and Chase Securities, Inc. in September 1999 seeking injunctive relief and damages resulting from alleged violations by the defendants of the Bank Holding Company Act and from civil conspiracy engaged in by the defendants, arising from an engagement letter entered into between the Company and Chase Securities, Inc. relating to the sale of assets or securities of

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

Harbor Parent, HFMC and their subsidiaries (collectively "Harbor"). The Company and Harbor Parent alleged that the conditioning by Chase Bank Texas, N.A. of the extension of credit to Harbor on the retention of Chase Securities, Inc. by the Company and Harbor violated the Bank Holding Company Act. The Company additionally sought a judicial declaration that the plaintiffs were not obligated to pay any commission to Chase Securities, Inc. under the engagement letter. The Company and Harbor Parent also sought recovery of treble damages pursuant to the Bank Holding Company Act and recovery of costs of court, including reasonable attorneys fees. A motion to dismiss the Texas suit was granted based upon a provision in the engagement letter that provided that any suit arising from the engagement letter would be pursued in the State of New York. The Company has been granted leave by the Supreme Court for the State of New York to amend its answer in that proceeding to include the claims asserted in the Texas suit as a counterclaim to the suit brought by Chase Securities, Inc. and to assert certain affirmative defenses.

     On October 4, 1999, Chase Securities, Inc. filed suit against the Company before the Supreme Court for the State of New York, County of New York:
Commercial Part seeking recovery of $2.4 million as the balance of a transaction fee allegedly due it under the terms of the engagement letter discussed above and other relief. The Company denies that it has any liability to Chase Securities, Inc. The Company has asserted as a defense to this action the violations of the Bank Holding Company Act and other claims asserted in the litigation filed in the Federal District Court for the Western District of Texas. The Company was granted leave to amend its answer in the suit to include a counterclaim against Chase Securities, Inc. asserting breach of contract based upon the matters that were asserted in the Texas suit.

     John H. Litzler, in his capacity as the duly appointed trustee of the bankruptcy estates of the Harbor Parent and HFMC (the "Trustee"), filed an action pending in the United States District Court for the Southern District of New York against Chase Manhattan Bank, formerly Chase Bank of Texas, N.A. and Chase Securities, Inc. seeking recovery of damages arising from or relating to various agreements by and between Harbor Parent and HFMC and Chase Manhattan Bank and Chase Securities, Inc., including the alleged violations of the Anti-Tying provision of the Bank Holding Company Act as had been asserted by the Company and Harbor Financial Group, Inc. in the Texas suit.

     The Trustee and the Company and Chase Manhattan Bank and Chase Securities, Inc. are currently finalizing settlement documents to settle the claims brought in the suits pending in the New York courts described above, subject to the approval of the Bankruptcy Court in the proceedings related to Harbor. There can be no assurance that the parties can resolve outstanding issues related to the terms of the settlement documentation or that approval of the Bankruptcy Court of the proposed terms of settlement can be obtained. In the event that the settlement is not completed or the Bankruptcy Court does not approve the settlement, the Company intends to vigorously defend the claim of Chase Securities, Inc. for payment of the fee and to pursue its claims for damages against Chase Manhattan Bank and Chase Securities, Inc.

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

     The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At December 31, 2001, advances of $2.4 million had been made under the obligation.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

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

     In addition, in the Securities Purchase Agreement, the Company, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) the automobile finance operation conducted by Consumer Corp. and Funding LP, and (iii) the assets transferred by Consumer Corp. and Funding LP to Drive. The Company, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS(USA), IFA-GP and IFA-LP from damages resulting from a breach of any representation or warranty contained in the Securities Purchase Agreement or otherwise made by the Company, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligation under the Securities Purchase Agreement survives for a period of seven (7) years from August 25, 2000 (the "Closing Date") with respect to tax-related representations and warranties and for thirty months from the Closing Date with respect to all other representations and warranties. Neither the Company, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold. Pursuant to the terms of the Contribution Agreements, Consumer Corp. and Funding LP have agreed to indemnify Drive from any damages resulting in a material adverse effect on Drive resulting from breaches of representations or warranties, failure to perform, pay or discharge liabilities other than the assumed liabilities, or claims, lawsuits or proceedings resulting from the transactions contemplated by the Contribution Agreements. Pursuant to the terms of the Contribution Agreements, Drive has agreed to indemnify Consumer Corp. and Funding LP for any breach of any representation or warranty by Drive, the failure of Drive to discharge any assumed liability, or any claims arising out of any failure by Drive to properly service receivables after August 1, 2000. Liability for indemnification pursuant to the terms of the Contribution Agreements will not arise until the total of all losses with respect to such matters exceeds $.25 million and then only for the amount by which such losses exceed $.25 million; however this limitation will not apply to any breach of which the party had knowledge at the time of the Closing Date or any intentional breach by a party of any covenant or obligation under the Contribution Agreements.

     The Company also provided a guaranty limited to a maximum of up to $4 million of a $60 million loan to Drive by BoS(USA) The Company, Consumer Corp. and Funding L.P. secured the guaranty with security interests in their respective ownership interest in Consumer Corp., Funding L.P. and Drive.

(15) FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below.

  (A) CASH AND CASH EQUIVALENTS

     The carrying amount of cash and cash equivalents approximated fair value at December 31, 2001 and 2000.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

  (B) PORTFOLIO ASSETS AND LOANS RECEIVABLE

     The Portfolio Assets and loans receivable are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risks inherent in the assets. The carrying value of the Portfolio Assets and loans receivable was $34.1 million and $44.6 million, respectively, at December 31, 2001 and 2000. The estimated fair value of the Portfolio Assets and loans receivable was approximately $35.5 million and $47.2 million, respectively, at December 31, 2001 and 2000.

  (C) RESIDUAL INTERESTS IN SECURITIZATIONS

     Residual interests in securitizations included in discontinued operations are carried at estimated future gross cash receipts. The estimated fair value is calculated using various assumptions regarding prepayment speeds and credit losses. The carrying value of the residual interests was $18.8 million and $24.7 million at December 31, 2001 and 2000, respectively. The estimated fair value of the residual interests was $11.4 million and $14.6 million at December 31, 2001 and 2000, respectively.

  (D) NOTES PAYABLE

     Management believes that the repayment terms for similar rate financial instruments with similar credit risks and the stated interest rates at December 31, 2001 and 2000 approximate the market terms for similar credit instruments. Accordingly, the carrying amount of notes payable is believed to approximate fair value.

  (E) NEW PREFERRED STOCK

     New Preferred Stock is carried at redemption value plus accrued but unpaid dividends. Carrying values were $32,101 and $29,533 at December 31, 2001 and 2000, respectively. Fair market values based on quoted market rates were $9,049 and $11,618 at December 31, 2001 and 2000, respectively.

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
FIRSTCITY FINANCIAL CORPORATION:

     We have audited the accompanying consolidated balance sheets of FirstCity Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United Sates of America.

     As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for residual interests in securitized financial assets in accordance with the Financial Accounting Standards Board's EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Also, in 1999 the Company changed its method of accounting for organizational costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities.

                                          KPMG LLP

Dallas, Texas
February 13, 2002

                        FIRSTCITY FINANCIAL CORPORATION

                       SELECTED QUARTERLY FINANCIAL DATA

                                             2001                                     2000
                             -------------------------------------   --------------------------------------
                              FIRST    SECOND     THIRD    FOURTH     FIRST     SECOND     THIRD    FOURTH
                             QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER    QUARTER   QUARTER
                             -------   -------   -------   -------   -------   --------   -------   -------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              (UNAUDITED)
Revenues...................  $9,237    $15,685   $ 4,179   $ 8,664   $15,676   $ 12,390   $16,186   $ 7,924
Expenses...................   7,828      9,513     8,134     7,739    15,546     19,493    13,224     8,025
Earnings (loss) from
  continuing operations
  before accounting
  change(1)................   1,625      4,168    (3,605)      287      (129)   (13,978)    2,885      (511)
Accounting change..........      --       (304)       --        --        --         --        --        --
Extraordinary gain.........      --         --        --        --        --         --       833        --
Loss from discontinued
  operations...............      --     (1,000)   (2,000)   (2,200)       --     (5,000)       --        --
Net earnings (loss)........   1,625      2,864    (5,605)   (1,913)     (129)   (18,978)    3,718      (511)
Preferred dividends........     642        642       642       642       642        642       642       642
Net earnings (loss) to
  common stockholders......  $  983    $ 2,222   $(6,247)  $(2,555)  $  (771)  $(19,620)  $ 3,076   $(1,153)
Net earnings (loss) from
  continuing operations
  before accounting change
  per common share -- Basic
  and diluted..............  $ 0.12    $  0.43   $ (0.51)  $ (0.05)  $ (0.09)  $  (1.75)  $  0.27   $ (0.14)

---------------

(1) Significant losses from continuing operations during the third quarter of 2001 related to $1.0 million in provisions for loan and impairment losses and $1.7 million in equity in loss of Drive. Significant losses from continuing operations during the second quarter of 2000 related to a $7.0 million increase in the valuation allowance of the deferred tax asset and $2.7 million of provisions for loan and impairment losses.

                               WAMCO PARTNERSHIPS
                         COMBINED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT

THE PARTNERS
WAMCO PARTNERSHIPS:

     We have audited the accompanying combined balance sheets of the WAMCO Partnerships as of December 31, 2001 and 2000, and the related combined statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2001. These combined financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the WAMCO Partnerships as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Dallas, Texas
February 13, 2002

                               WAMCO PARTNERSHIPS

                            COMBINED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Cash........................................................   $ 13,397     $  6,083
Portfolio Assets, net.......................................    218,731      180,655
Investments in partnerships.................................      2,302        2,254
Investments in trust certificates...........................      8,223        6,908
Deferred profit sharing.....................................     15,506       16,174
Other assets, net...........................................      1,458        1,698
                                                               --------     --------
                                                               $259,617     $213,772
                                                               ========     ========
                          LIABILITIES AND PARTNERS' CAPITAL

Notes payable (including $101,178 and $120,936 to affiliates
  in 2001 and 2000, respectively)...........................    140,411      123,198
Deferred compensation.......................................     20,552       22,356
Other liabilities (including $558 and $788 to affiliates in
  2001 and 2000, respectively)..............................      3,800        3,058
                                                               --------     --------
          Total liabilities.................................    164,763      148,612
Commitments and contingencies...............................         --           --
Preferred equity............................................      4,605        3,556
Partners' capital...........................................     90,249       61,604
                                                               --------     --------
                                                               $259,617     $213,772
                                                               ========     ========

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

                       COMBINED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Proceeds from resolution of Portfolio Assets................  $ 69,188   $ 44,182   $ 48,163
Cost of Portfolio Assets resolved...........................    44,916     30,115     31,904
                                                              --------   --------   --------
Gain on resolution of Portfolio Assets......................    24,272     14,067     16,259
Interest income on performing Portfolio Assets..............    19,543     18,049     15,599
Interest and fees on notes payable (including $11,268,
  $14,594, and $10,697 to affiliates in 2001, 2000, and
  1999, respectively).......................................   (13,338)   (14,776)   (11,014)
Provision for loan losses...................................    (1,254)       (58)        --
General, administrative and operating expenses..............    (9,883)    (6,587)    (6,802)
Other income, net...........................................     1,788      1,662      1,805
                                                              --------   --------   --------
Net earnings................................................  $ 21,128   $ 12,357   $ 15,847
                                                              ========   ========   ========

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                            CLASS B
                                        CLASS A EQUITY       EQUITY
                                      -------------------   --------
                                      GENERAL    LIMITED    LIMITED    GENERAL    LIMITED
                                      PARTNERS   PARTNERS   PARTNERS   PARTNERS   PARTNERS    TOTAL
                                      --------   --------   --------   --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
BALANCE AT DECEMBER 31, 1998........    $166     $ 8,123     $1,945     $  685    $ 44,651   $ 55,570
  Contributions.....................       1          40         --        540      27,558     28,139
  Distributions.....................     (48)     (2,355)      (440)      (527)    (33,167)   (36,537)
  Net earnings......................      10         476        (81)       247      15,195     15,847
  Unrealized net gain on
     securitization.................      --          --         --         --          --         --
                                        ----     -------     ------     ------    --------   --------
  Total comprehensive income........      10         476        (81)       247      15,195     15,847
                                        ----     -------     ------     ------    --------   --------
BALANCE AT DECEMBER 31, 1999........     129       6,284      1,424        945      54,237     63,019
  Contributions.....................       6         325         --         60       5,742      6,133
  Distributions.....................     (36)     (1,778)      (283)      (341)    (17,467)   (19,905)
  Net earnings......................      18         884          6        206      11,243     12,357
  Unrealized net gain on
     securitization.................      --          --         --         --          --         --
                                        ----     -------     ------     ------    --------   --------
  Total comprehensive income........      18         884          6        206      11,243     12,357
                                        ----     -------     ------     ------    --------   --------
BALANCE AT DECEMBER 31, 2000........     117       5,715      1,147        870      53,755     61,604
  Contributions.....................      --          --         --        265      26,265     26,530
  Distributions.....................     (26)     (1,271)      (145)      (311)    (18,194)   (19,947)
  Comprehensive income:
  Net earnings......................      26       1,291        106        253      19,452     21,128
  Unrealized net gain on
     securitization.................      14         667         --          5         248        934
                                        ----     -------     ------     ------    --------   --------
  Total comprehensive income........      40       1,958        106        258      19,700     22,062
                                        ----     -------     ------     ------    --------   --------
BALANCE AT DECEMBER 31, 2001........    $131     $ 6,402     $1,108     $1,082    $ 81,526   $ 90,249
                                        ====     =======     ======     ======    ========   ========

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                2001       2000       1999
                                                              ---------   -------   ---------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................  $  21,128   $12,357   $  15,847
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Amortization of loan origination and commitment fees...      1,880       376       1,334
     Provision for loan losses..............................      1,254        58          --
     Gain on resolution of Portfolio Assets.................    (24,272)  (14,067)    (16,259)
     Purchase of Portfolio Assets...........................   (118,147)  (17,852)   (124,619)
     Capitalized costs on Portfolio Assets..................     (1,764)   (1,497)     (5,292)
     Proceeds from resolution of Portfolio Assets...........     69,188    44,182      48,163
     Proceeds from sell back of Portfolio Assets............      1,594        --          --
     Principal payments on Performing Portfolio Assets......     34,071    27,791      23,371
     Increase in deferred profit sharing....................       (668)   (8,292)     (3,336)
     Decrease in other assets...............................        180       595         976
     Increase (decrease) in deferred compensation...........     (1,804)    9,499       3,437
     Increase (decrease) in other liabilities...............        258     1,170        (815)
                                                              ---------   -------   ---------
       Net cash provided by (used in) operating
          activities........................................    (17,102)   54,320     (57,193)
Cash flows from investing activities:
  Contribution to subsidiaries..............................        (48)     (573)     (1,090)
  Change of trust certificates..............................       (381)     (420)       (330)
                                                              ---------   -------   ---------
       Net cash used in operating activities................       (429)     (993)     (1,420)
Cash flows from financing activities:
  Borrowing of debt.........................................    139,470    22,057     154,788
  Repayment of debt.........................................   (122,257)  (61,927)    (97,015)
  Change in preferred equity................................      1,049        --       3,556
  Capital contributions.....................................     26,530     6,133      28,139
  Capital distributions.....................................    (19,947)  (19,905)    (36,537)
                                                              ---------   -------   ---------
       Net cash provided by (used in) financing
          activities........................................     24,845   (53,642)     52,931
                                                              ---------   -------   ---------
Net increase (decrease) in cash.............................      7,314      (315)     (5,682)
Cash at beginning of year...................................      6,083     6,398      12,080
                                                              ---------   -------   ---------
Cash at end of year.........................................  $  13,397   $ 6,083   $   6,398
                                                              =========   =======   =========

     Supplemental disclosure of cash flow information (note 7):

     Cash paid for interest was approximately $12,533, $14,643, and $10,886 for 2001, 2000, and 1999, respectively.

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                       DECEMBER 31, 2001, 2000, AND 1999
                             (DOLLARS IN THOUSANDS)

(1) ORGANIZATION AND PARTNERSHIP AGREEMENTS

     The combined financial statements represents domestic Texas limited partnerships and limited liability companies ("Acquisition Partnerships" or "Partnerships") and include the accounts of WAMCO III, Ltd. ("WAMCO III"); WAMCO V, Ltd. ("WAMCO V"); WAMCO IX, Ltd. ("WAMCO IX"); WAMCO XVII, Ltd. ("WAMCO XVII"); WAMCO XXIV, Ltd. ("WAMCO XXIV"); WAMCO XXV, Ltd. ("WAMCO XXV"); WAMCO XXVI Ltd.; WAMCO XXVII Ltd.; WAMCO XXVIII Ltd. ("WAMCO XXVIII"); WAMCO XXIX, Ltd.; Calibat Fund, LLC; First B Realty, Ltd.; First Paradee, Ltd.; FirstStreet Investments LLC ("FirstStreet"); FC Properties; Ltd. ("FC Properties"); Imperial Fund I, Ltd.; Community Development Investment, LLC; and VOJ Partners, Ltd. FirstCity Financial Corporation or its subsidiaries, FirstCity Commercial Corporation and FirstCity Holdings Corporation (together "FirstCity"), own limited and general partnership interests in common with Cargill Financial Services, Inc. in all of the Partnerships. FC Properties, WAMCO XXIV, WAMCO XXV and WAMCO XXVIII are considered to be significant subsidiaries of FirstCity.

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

     The partnership agreement for WAMCO III provides for Class A and Class B Equity partners. The Class A Equity partners are WAMCO III of Texas, Inc., FirstCity Commercial Corporation and CFSC Capital Corp. II, and the Class B Equity partner is CFSC Capital Corp. II. The Class B Equity limited partner is allocated 20 percent net income or loss, excluding equity earnings in FirstStreet, recognized by the partnership prior to allocation of net income or loss to the Class A Equity partners. Net earnings in FirstStreet are allocated to the Class A Equity partners in proportion to their respective ownership percentages. Net income or loss is credited or charged to the Class A Equity partners' capital accounts in proportion to their respective capital account balances after the 20% allocation to the Class B Equity limited partner. Distributions are allocated using the same methodology as net income or loss. The Class B Equity limited partner is not required to make capital contributions.

     During June 2001, First Paradee, Ltd. was merged with and into WAMCO XXV with WAMCO XXV being the surviving entity. Also during June 2001, WAMCO IX sold, at cost, its remaining Portfolio Assets that had projected estimated remaining collections to WAMCO XXV. During November 2000, WAMCO V and WAMCO XVII were merged with and into WAMCO III, with WAMCO III being the surviving entity. The mergers of the acquisition partnerships have no effect on the comparability of the combined financial statements. The sale of assets between acquisition partnerships and all significant intercompany balances has been eliminated.

                               WAMCO PARTNERSHIPS

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

                               WAMCO PARTNERSHIPS

     Impairment on each Performing Portfolio is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans' effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable.

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

  (B) INVESTMENT IN TRUST CERTIFICATES

     The Partnerships hold an investment in trust certificates, representing a residual interest in a REMIC created by the sale of certain Partnership assets. This residual interest is subordinate to the senior tranches of the certificate and represents the present value of the right to the excess cash flows generated by the securitized assets. The residual certificates are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Because such assets can be contractually prepaid or otherwise settled in such a way that the holder would not receive all of the recorded investment, the assets are classified as available-for-sale investments and are carried at estimated fair value with any accompanying increases or decreases in estimated fair value being recorded as unrealized gains or losses in other comprehensive income in the accompanying combined statements of changes in partners' capital. The determination of fair value is based on the present value of the anticipated excess cash flows utilizing the certain valuation assumptions. The significant valuation assumptions include expected credit losses and timing of cash collected.

     The Partnerships assess the carrying value of this investment for impairment in accordance with the provisions of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, which requires that other-than-temporary impairments in beneficial interests be written down to fair value with the resulting change being included in operations. As of December 31, 2001, no impairments have been recorded relating to the investment in trust certificate. There can be no assurance that the Partnerships' estimates used to determine the fair value of the investment in trust certificate will remain appropriate for the life of each asset and it is reasonably possible that circumstances could change in future periods which could result in a material change in the estimates used to prepare the accompanying combined financial statements. If actual credit losses or timing of cash collected exceed the Company's current estimates, other than temporary impairment may be required to be recognized.

                               WAMCO PARTNERSHIPS

  (C) INCOME TAXES

     Under current Federal laws, partnerships are not subject to income taxes; therefore, no provision has been made for such taxes in the accompanying combined financial statements. For tax purposes, income or loss is included in the individual tax returns of the partners.

  (D) USE OF ESTIMATES

     The preparation of combined financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3) COMBINING FINANCIAL STATEMENTS

     FC Properties, WAMCO XXIV, WAMCO XXV and WAMCO XXVIII are considered to be significant subsidiaries of FirstCity. The following tables summarize the combining balance sheets of the WAMCO Partnerships as of December 31, 2001 and 2000, and the related combining statements of operations, changes in partners' capital, and cash flows for each of the years' in the three-year period ended December 31, 2001.

                               WAMCO PARTNERSHIPS

                            COMBINING BALANCE SHEETS
                               DECEMBER 31, 2001

                                           FC        WAMCO     WAMCO     WAMCO       OTHER
                                       PROPERTIES    XXIV       XXV     XXVIII    PARTNERSHIPS   ELIMINATIONS   COMBINED
                                       ----------   -------   -------   -------   ------------   ------------   --------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Cash.................................   $ 1,942     $ 1,108   $ 1,928   $ 3,510     $ 4,909        $    --      $ 13,397
Portfolio Assets, net................    15,566      27,625    30,023    70,283      75,234             --       218,731
Investments in partnerships..........        --          --        --        --       2,302             --         2,302
Investments in trust certificates....        --          --        --        --       8,223             --         8,223
Notes receivable from affiliates.....        --          --     1,752        --          --         (1,752)           --
Deferred profit sharing..............    15,506          --        --        --          --             --        15,506
Other assets, net....................         5         241       378       143       1,316           (625)        1,458
                                        -------     -------   -------   -------     -------        -------      --------
                                        $33,019     $28,974   $34,081   $73,936     $91,984        $(2,377)     $259,617
                                        =======     =======   =======   =======     =======        =======      ========

LIABILITIES AND
PARTNERS' CAPITAL
Notes payable........................   $    --     $16,081   $20,571   $47,964     $57,547        $(1,752)     $140,411
Deferred compensation................    20,552                    --        --          --             --        20,552
Other liabilities....................       443         130     1,396     1,162       1,294           (625)        3,800
                                        -------     -------   -------   -------     -------        -------      --------
         Total liabilities...........    20,995      16,211    21,967    49,126      58,841         (2,377)      164,763
Commitments and contingencies........        --          --        --        --          --             --            --
Preferred equity.....................        --       4,605        --        --          --             --         4,605
Partners' capital....................    12,024       8,158    12,114    24,810      33,143             --        90,249
                                        -------     -------   -------   -------     -------        -------      --------
                                        $33,019     $28,974   $34,081   $73,936     $91,984        $(2,377)     $259,617
                                        =======     =======   =======   =======     =======        =======      ========
Notes payable owed to affiliates
  included in above balances.........   $    --     $14,539   $    --   $47,964     $40,427        $(1,752)     $101,178
Other liabilities owed to affiliates
  included in above balances.........         1          40       948        95          99           (625)          558

                               WAMCO PARTNERSHIPS

                            COMBINING BALANCE SHEETS
                               DECEMBER 31, 2000

                                           FC        WAMCO     WAMCO     WAMCO       OTHER
                                       PROPERTIES    XXIV       XXV     XXVIII    PARTNERSHIPS   ELIMINATIONS   COMBINED
                                       ----------   -------   -------   -------   ------------   ------------   --------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Cash.................................   $ 1,270     $   608   $   574   $   873     $ 2,758        $    --      $  6,083
Portfolio Assets, net................    17,306      35,092    38,801    15,625      73,831             --       180,655
Investments in partnerships..........        --          --        --        --       2,254             --         2,254
Investments in trust certificates....        --          --        --        --       6,908             --         6,908
Notes receivable from affiliates.....        --          --     2,725        --          --         (2,725)           --
Deferred profit sharing..............    16,174          --        --        --          --             --        16,174
Other assets, net....................       149         479       456        17         623            (26)        1,698
                                        -------     -------   -------   -------     -------        -------      --------
                                        $34,899     $36,179   $42,556   $16,515     $86,374        $(2,751)     $213,772
                                        =======     =======   =======   =======     =======        =======      ========

LIABILITIES AND
  PARTNERS' CAPITAL
Notes payable........................   $ 3,124     $21,736   $29,399   $11,968     $59,696        $(2,725)     $123,198
Deferred compensation................    22,356          --        --        --          --             --        22,356
Other liabilities....................       573       1,040       681       331         459            (26)        3,058
                                        -------     -------   -------   -------     -------        -------      --------
         Total liabilities...........    26,053      22,776    30,080    12,299      60,155         (2,751)      148,612
Commitments and contingencies........        --          --        --        --          --             --            --
Preferred equity.....................        --       3,556        --        --          --             --         3,556
Partners' capital....................     8,846       9,847    12,476     4,216      26,219             --        61,604
                                        -------     -------   -------   -------     -------        -------      --------
                                        $34,899     $36,179   $42,556   $16,515     $86,374        $(2,751)     $213,772
                                        =======     =======   =======   =======     =======        =======      ========
Notes payable owed to affiliates
  included in above balances.........   $ 3,124     $19,474   $29,399   $11,968     $59,696        $(2,725)     $120,936
Other liabilities owed to affiliates
  included in above balances.........       (11)         72       503       161          89            (26)          788

                               WAMCO PARTNERSHIPS

                       COMBINING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001

                                           FC        WAMCO     WAMCO     WAMCO       OTHER
                                       PROPERTIES    XXIV       XXV     XXVIII    PARTNERSHIPS   ELIMINATIONS   COMBINED
                                       ----------   -------   -------   -------   ------------   ------------   --------
                                                                    (DOLLARS IN THOUSANDS)
Proceeds from resolution of Portfolio
  Assets.............................   $ 9,509     $ 6,121   $ 9,951   $32,142     $12,671        $(1,206)     $ 69,188
Cost of Portfolio Assets resolved....     2,115       5,050     7,468    23,513       7,976         (1,206)       44,916
                                        -------     -------   -------   -------     -------        -------      --------
Gain on resolution of Portfolio
  Assets.............................     7,394       1,071     2,483     8,629       4,695             --        24,272
Interest income on performing
  Portfolio Assets...................        --       4,163     3,101     3,047       9,410           (178)       19,543
Interest and fees on notes payable...      (160)     (2,199)   (2,296)   (3,507)     (5,354)           178       (13,338)
Provision for loan losses............        --          --      (757)       --        (497)            --        (1,254)
General, administrative and operating
  expenses...........................    (2,995)       (558)     (717)   (2,397)     (3,216)            --        (9,883)
Other income, net....................        32          35        56        64       1,601             --         1,788
                                        -------     -------   -------   -------     -------        -------      --------
         Net earnings................   $ 4,271     $ 2,512   $ 1,870   $ 5,836     $ 6,639        $    --      $ 21,128
                                        =======     =======   =======   =======     =======        =======      ========
Interest expense to affiliates
  included in above balances.........   $   160     $ 2,072   $ 1,584   $ 3,103     $ 4,527        $  (178)     $ 11,268

                       COMBINING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000

                                           FC        WAMCO     WAMCO    WAMCO       OTHER
                                       PROPERTIES    XXIV       XXV     XXVIII   PARTNERSHIPS   ELIMINATIONS   COMBINED
                                       ----------   -------   -------   ------   ------------   ------------   --------
                                                                    (DOLLARS IN THOUSANDS)
Proceeds from resolution of Portfolio
  Assets.............................   $ 8,500     $ 3,805   $11,196   $2,532     $18,149         $  --       $ 44,182
Cost of Portfolio Assets resolved....     4,346       2,717     9,090   1,854       12,108            --         30,115
                                        -------     -------   -------   ------     -------         -----       --------
Gain on resolution of Portfolio
  Assets.............................     4,154       1,088     2,106     678        6,041            --         14,067
Interest income on performing
  Portfolio Assets...................        --       7,187     4,714     286        6,190          (328)        18,049
Interest and fees on notes payable...      (580)     (2,903)   (4,094)   (573)      (6,954)          328        (14,776)
Provision for loan losses............        --          --       (58)     --           --            --            (58)
General, administrative and operating
  expenses...........................    (2,495)       (535)   (1,290)   (161)      (2,106)           --         (6,587)
Other income, net....................        58          37        85       8        1,474            --          1,662
                                        -------     -------   -------   ------     -------         -----       --------
         Net earnings................   $ 1,137     $ 4,874   $ 1,463   $ 238      $ 4,645         $  --       $ 12,357
                                        =======     =======   =======   ======     =======         =====       ========
Interest expense to affiliates
  included in above balances.........   $   580     $ 2,721   $ 4,094   $ 573      $ 6,954         $(328)      $ 14,594

                               WAMCO PARTNERSHIPS

                       COMBINING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999

                                           FC        WAMCO     WAMCO    WAMCO       OTHER
                                       PROPERTIES    XXIV       XXV     XXVIII   PARTNERSHIPS   ELIMINATIONS   COMBINED
                                       ----------   -------   -------   ------   ------------   ------------   --------
                                                                    (DOLLARS IN THOUSANDS)
Proceeds from resolution of Portfolio
  Assets.............................   $10,813     $ 1,723   $19,669    $ --      $15,958         $  --       $ 48,163
Cost of Portfolio Assets resolved....     3,891         711    16,042      --       11,260            --         31,904
                                        -------     -------   -------    ----      -------         -----       --------
Gain on resolution of Portfolio
  Assets.............................     6,922       1,012     3,627      --        4,698            --         16,259
Interest income on performing
  Portfolio Assets...................        --       7,219     5,725      --        2,996          (341)        15,599
Interest and fees on notes payable...      (891)     (2,993)   (4,020)     --       (3,451)          341        (11,014)
Provision for loan losses............        --          --        --      --           --            --             --
General, administrative and operating
  expenses...........................    (2,208)       (685)   (1,655)     --       (2,254)           --         (6,802)
Other income, net....................        46          59        93      --        1,607            --          1,805
                                        -------     -------   -------    ----      -------         -----       --------
         Net earnings................   $ 3,869     $ 4,612   $ 3,770    $ --      $ 3,596         $  --       $ 15,847
                                        =======     =======   =======    ====      =======         =====       ========
Interest expense to affiliates
  included in above balances.........   $   891     $ 2,906   $ 4,020    $ --      $ 1,917         $(341)      $ 10,697

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

              COMBINING STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                          FC        WAMCO     WAMCO      WAMCO       OTHER
                                      PROPERTIES    XXIV       XXV      XXVIII    PARTNERSHIPS   ELIMINATIONS   COMBINED
                                      ----------   -------   --------   -------   ------------   ------------   --------
                                                                    (DOLLARS IN THOUSANDS)
BALANCE AT DECEMBER 31, 1998........   $12,746     $ 8,859   $ 20,182   $    --     $ 13,783         $          $ 55,570
  Contributions.....................        --       1,880      6,401        --       19,858           --         28,139
  Distributions.....................    (8,610)     (6,556)   (15,660)       --       (5,711)          --        (36,537)
  Net earnings......................     3,869       4,612      3,770        --        3,596           --         15,847
                                       -------     -------   --------   -------     --------         ----       --------
  Total comprehensive income........     3,869       4,612      3,770        --        3,596           --         15,847
                                       -------     -------   --------   -------     --------         ----       --------
BALANCE AT DECEMBER 31, 1999........     8,005       8,795     14,693        --       31,526           --         63,019
  Contributions.....................        --          --         --     4,421        1,712           --          6,133
  Distributions.....................      (296)     (3,822)    (3,680)     (443)     (11,664)          --        (19,905)
  Net earnings......................     1,137       4,874      1,463       238        4,645           --         12,357
                                       -------     -------   --------   -------     --------         ----       --------
  Total comprehensive income........     1,137       4,874      1,463       238        4,645           --         12,357
                                       -------     -------   --------   -------     --------         ----       --------
BALANCE AT DECEMBER 31, 2000........     8,846       9,847     12,476     4,216       26,219           --         61,604
  Contributions.....................        --          --         --    18,890        7,640           --         26,530
  Distributions.....................    (1,093)     (4,201)    (2,232)   (4,132)      (8,289)          --        (19,947)
  Net earnings......................     4,271       2,512      1,870     5,836        6,639           --         21,128
  Unrealized net gain on
    securitization..................        --          --         --        --          934           --            934
                                       -------     -------   --------   -------     --------         ----       --------
  Total comprehensive income........     4,271       2,512      1,870     5,836        7,573           --         22,062
                                       -------     -------   --------   -------     --------         ----       --------
BALANCE AT DECEMBER 31, 2001........   $12,024     $ 8,158   $ 12,114   $24,810     $ 33,143         $ --       $ 90,249
                                       =======     =======   ========   =======     ========         ====       ========

                               WAMCO PARTNERSHIPS

                       COMBINING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001

                                        FC        WAMCO     WAMCO      WAMCO        OTHER
                                    PROPERTIES    XXIV       XXV       XXVIII    PARTNERSHIPS   ELIMINATIONS   COMBINED
                                    ----------   -------   --------   --------   ------------   ------------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating
  activities:
  Net earnings....................   $ 4,271     $ 2,512   $  1,870   $  5,836     $  6,639       $    --      $  21,128
  Adjustments to reconcile net
    earnings to net cash provided
    by (used in) operating
    activities:
    Amortization of loan
      origination and commitment
      fees........................     1,112          28        437         --          303            --          1,880
    Provision for loan losses.....        --          --        757         --          497            --          1,254
    Gain on resolution of
      Portfolio Assets............    (7,394)     (1,071)    (2,483)    (8,629)      (4,695)           --        (24,272)
    Purchase of Portfolio
      Assets......................        --          --     (1,206)   (82,951)     (35,196)        1,206       (118,147)
    Capitalized costs on Portfolio
      Assets......................      (374)       (479)      (670)      (156)         (85)           --         (1,764)
    Proceeds from resolution of
      Portfolio Assets............     9,509       6,121      9,951     32,142       12,671        (1,206)        69,188
    Proceeds from sell back of
      Portfolio Assets............        --          --         --         --        1,594            --          1,594
    Principal payments on
      Performing Portfolio
      Assets......................        --       2,897      2,429      4,936       23,809            --         34,071
    Increase in deferred profit
      sharing.....................      (668)         --         --         --           --            --           (668)
    (Increase) decrease in other
      assets......................       379         209      1,241       (252)        (424)         (973)           180
    Decrease in deferred
      compensation................    (1,804)         --         --         --           --            --         (1,804)
    Increase (decrease) in other
      liabilities.................      (142)       (910)        87        957          266            --            258
                                     -------     -------   --------   --------     --------       -------      ---------
      Net cash provided by (used
         in) operating
         activities...............     4,889       9,307     12,413    (48,117)       5,379          (973)       (17,102)
Cash flows from investing
  activities:
  Contribution to subsidiaries....        --          --         --         --          (48)           --            (48)
  Change of trust certificates....        --          --         --         --         (381)           --           (381)
                                     -------     -------   --------   --------     --------       -------      ---------
      Net cash used in operating
         activities...............        --          --         --         --         (429)           --           (429)
Cash flows from financing
  activities:
  Borrowing of debt...............        41          --     26,021     64,187       49,352          (131)       139,470
  Repayment of debt...............    (3,165)     (5,655)   (34,848)   (28,191)     (51,502)        1,104       (122,257)
  Change in preferred equity......        --       1,049         --         --           --            --          1,049
  Capital contributions...........        --          --         --     18,890        7,640            --         26,530
  Capital distributions...........    (1,093)     (4,201)    (2,232)    (4,132)      (8,289)           --        (19,947)
                                     -------     -------   --------   --------     --------       -------      ---------
      Net cash provided by (used
         in) financing
         activities...............    (4,217)     (8,807)   (11,059)    50,754       (2,799)          973         24,845
                                     -------     -------   --------   --------     --------       -------      ---------
Net increase in cash..............       672         500      1,354      2,637        2,151            --          7,314
Cash at beginning of year.........     1,270         608        574        873        2,758            --          6,083
                                     -------     -------   --------   --------     --------       -------      ---------
Cash at end of year...............   $ 1,942     $ 1,108   $  1,928   $  3,510     $  4,909       $    --      $  13,397
                                     =======     =======   ========   ========     ========       =======      =========
Supplemental disclosure of cash
  flow information (note 7):
Approximate cash paid for
  interest........................   $   107     $ 1,963   $  2,009   $  3,365     $  5,273       $  (184)     $  12,533

                               WAMCO PARTNERSHIPS

                       COMBINING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000

                                              FC        WAMCO     WAMCO      WAMCO        OTHER
                                          PROPERTIES    XXIV       XXV       XXVIII    PARTNERSHIPS   ELIMINATIONS   COMBINED
                                          ----------   -------   --------   --------   ------------   ------------   --------
                                                                        (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..........................   $ 1,137     $ 4,874   $  1,463   $    238     $  4,645        $   --      $ 12,357
  Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities:
    Amortization of loan origination and
      commitment fees...................        --          24        169         --          183            --           376
    Provision for loan losses...........        --          --         58         --           --            --            58
    Gain on resolution of Portfolio
      Assets............................    (4,154)     (1,088)    (2,106)      (678)      (6,041)           --       (14,067)
    Purchase of Portfolio Assets........        --          --         --    (17,852)          --            --       (17,852)
    Capitalized costs on Portfolio
      Assets............................      (610)        133       (482)      (287)        (251)           --        (1,497)
    Proceeds from resolution of
      Portfolio Assets..................     8,500       3,805     11,196      2,532       18,149            --        44,182
    Principal payments on Performing
      Portfolio Assets..................        --       1,047      7,684        660       18,400            --        27,791
    Increase in deferred profit
      sharing...........................    (8,292)         --         --         --           --            --        (8,292)
    (Increase) decrease in other
      assets............................      (144)        (48)       675        (17)       1,099          (970)          595
    Increase in deferred compensation...     9,499          --         --         --           --            --         9,499
    Increase (decrease) in other
      liabilities.......................       335         565        169        331         (230)           --         1,170
                                           -------     -------   --------   --------     --------        ------      --------
      Net cash provided by (used in)
         operating activities...........     6,271       9,312     18,826    (15,073)      35,954          (970)       54,320
Cash flows from investing activities:
  Contribution to subsidiaries..........        --          --         --         --         (573)           --          (573)
  Change of trust certificates..........        --          --         --         --         (420)           --          (420)
                                           -------     -------   --------   --------     --------        ------      --------
      Net cash used in operating
         activities.....................        --          --         --         --         (993)           --          (993)
Cash flows from financing activities:
  Borrowing of debt.....................       171          11        643     13,265        8,122          (155)       22,057
  Repayment of debt.....................    (5,939)     (5,952)   (16,785)    (1,297)     (33,079)        1,125       (61,927)
  Change in preferred equity............        --          --         --         --           --            --            --
  Capital contributions.................        --          --         --      4,421        1,712            --         6,133
  Capital distributions.................      (296)     (3,822)    (3,680)      (443)     (11,664)           --       (19,905)
                                           -------     -------   --------   --------     --------        ------      --------
      Net cash provided by (used in)
         financing activities...........    (6,064)     (9,763)   (19,822)    15,946      (34,909)          970       (53,642)
                                           -------     -------   --------   --------     --------        ------      --------
  Net increase (decrease) in cash.......       207        (451)      (996)       873           52            --          (315)
  Cash at beginning of year.............     1,063       1,059      1,570         --        2,706            --         6,398
                                           -------     -------   --------   --------     --------        ------      --------
  Cash at end of year...................   $ 1,270     $   608   $    574   $    873     $  2,758        $   --      $  6,083
                                           =======     =======   ========   ========     ========        ======      ========
Supplemental disclosure of cash flow
  information (note 7):
  Approximate cash paid for interest....   $   521     $ 2,292   $  3,742   $    511        7,895        $ (318)     $ 14,643

                               WAMCO PARTNERSHIPS

                       COMBINING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999

                                             FC        WAMCO     WAMCO     WAMCO       OTHER
                                         PROPERTIES    XXIV       XXV      XXVIII   PARTNERSHIPS   ELIMINATIONS   COMBINED
                                         ----------   -------   --------   ------   ------------   ------------   ---------
                                                                       (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net earnings.........................   $  3,869    $ 4,612   $  3,770     $--      $  3,596       $    --      $  15,847
  Adjustments to reconcile net earnings
    to net cash provided by (used in)
    operating activities:
    Amortization of loan origination
      and commitment fees..............        761         31         75     --            467            --          1,334
    Provision for loan losses..........         --         --         --     --             --            --             --
    Gain on resolution of Portfolio
      Assets...........................     (6,922)    (1,012)    (3,627)    --         (4,698)           --        (16,259)
    Purchase of Portfolio Assets.......         --     (9,612)   (25,568)    --        (89,439)           --       (124,619)
    Capitalized costs on Portfolio
      Assets...........................       (596)        --       (715)    --         (3,981)           --         (5,292)
    Proceeds from resolution of
      Portfolio Assets.................     10,813      1,723     19,669     --         15,958            --         48,163
    Principal payments on Performing
      Portfolio Assets.................         --      7,984      8,601     --          6,786            --         23,371
    Increase in deferred profit
      sharing..........................     (3,336)        --         --     --             --            --         (3,336)
    (Increase) decrease in other
      assets...........................        205         63      1,356     --            708        (1,356)           976
    Increase in deferred
      compensation.....................      3,437         --         --     --             --            --          3,437
    Increase (decrease) in other
      liabilities......................       (568)       (59)       216     --           (404)           --           (815)
                                          --------    -------   --------     --       --------       -------      ---------
      Net cash provided by (used in)
         operating activities..........      7,663      3,730      3,777     --        (71,007)       (1,356)       (57,193)
Cash flows from investing activities:
  Contribution to subsidiaries.........         --         --         --     --         (1,090)           --         (1,090)
  Change of trust certificates.........         --         --         --     --           (330)           --           (330)
                                          --------    -------   --------     --       --------       -------      ---------
      Net cash used in operating
         activities....................         --         --         --     --         (1,420)           --         (1,420)
Cash flows from financing activities:
  Borrowing of debt....................     12,088      3,500     64,233     --         75,023           (56)       154,788
  Repayment of debt....................    (15,427)    (6,944)   (58,475)    --        (17,581)        1,412        (97,015)
  Change in preferred equity...........         --      3,556         --     --             --            --          3,556
  Capital contributions................         --      1,880      6,401     --         19,858            --         28,139
  Capital distributions................     (8,610)    (6,556)   (15,660)    --         (5,711)           --        (36,537)
                                          --------    -------   --------     --       --------       -------      ---------
      Net cash provided by (used in)
         financing activities..........    (11,949)    (4,564)    (3,501)    --         71,589         1,356         52,931
                                          --------    -------   --------     --       --------       -------      ---------
  Net increase (decrease) in cash......     (4,286)      (834)       276     --           (838)           --         (5,682)
  Cash at beginning of year............      5,349      1,893      1,294     --          3,544            --         12,080
                                          --------    -------   --------     --       --------       -------      ---------
  Cash at end of year..................   $  1,063    $ 1,059   $  1,570     $--      $  2,706       $    --      $   6,398
                                          ========    =======   ========     ==       ========       =======      =========
Supplemental disclosure of cash flow
  information (note 7):
  Approximate cash paid for interest...   $    967    $ 3,057   $  3,704     $--      $  3,497       $  (339)     $  10,886

                               WAMCO PARTNERSHIPS

(4) PORTFOLIO ASSETS

     Portfolio Assets are summarized as follows:

                                                                 DECEMBER 31, 2001
                                       ----------------------------------------------------------------------
                                           FC        WAMCO      WAMCO      WAMCO        OTHER
                                       PROPERTIES     XXIV       XXV       XXVIII    PARTNERSHIPS   COMBINED
                                       ----------   --------   --------   --------   ------------   ---------
Non-performing Portfolio Assets......   $    --     $     --   $ 13,604   $104,735     $ 48,944     $ 167,283
Performing Portfolio Assets..........        --       38,337     27,283     39,762       82,687       188,069
Real estate Portfolios...............    15,566           --         --         --        1,526        17,092
                                        -------     --------   --------   --------     --------     ---------
         Total Portfolio Assets......    15,566       38,337     40,887    144,497      133,157       372,444
Discount required to reflect
  Portfolio Assets at carrying
  value..............................        --      (10,712)   (10,864)   (74,214)     (57,923)     (153,713)
                                        -------     --------   --------   --------     --------     ---------
         Portfolio Assets, net.......   $15,566     $ 27,625   $ 30,023   $ 70,283     $ 75,234     $ 218,731
                                        =======     ========   ========   ========     ========     =========

                                                                 DECEMBER 31, 2000
                                       ---------------------------------------------------------------------
                                           FC        WAMCO      WAMCO      WAMCO        OTHER
                                       PROPERTIES     XXIV       XXV       XXVIII    PARTNERSHIPS   COMBINED
                                       ----------   --------   --------   --------   ------------   --------
Non-performing Portfolio Assets......   $    --     $     --   $ 19,817   $  9,511     $ 68,810     $ 98,138
Performing Portfolio Assets..........        --       49,650     32,320     16,062       60,602      158,634
Real estate Portfolios...............    17,306           --         --         --        2,543       19,849
                                        -------     --------   --------   --------     --------     --------
         Total Portfolio Assets......    17,306       49,650     52,137     25,573      131,955      276,621
Discount required to reflect
  Portfolio Assets at carrying
  value..............................        --      (14,558)   (13,336)    (9,948)     (58,124)     (95,966)
                                        -------     --------   --------   --------     --------     --------
         Portfolio Assets, net.......   $17,306     $ 35,092   $ 38,801   $ 15,625     $ 73,831     $180,655
                                        =======     ========   ========   ========     ========     ========

     Portfolio Assets are pledged to secure non-recourse notes payable.

(5) INTEREST RELATED TO RESIDUAL INTEREST IN TRUST CERTIFICATES

     Residual certificates held by the Partnerships to which the Partnerships receives all the economic benefits and risks consist of retained interests in the amount of $8,223 and $6,908 at December 31, 2001 and 2000, respectively. The Partnerships recognized interest income on these certificates utilizing a yield of 19.63% and 20.23% for the years ended December 31, 2001 and 2000, respectively.

     SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FASB Statement No. 125 requires that the effect on the fair value of the retained interests of two adverse changes in each key assumption be independently calculated.

     At December 31, 2001 key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

Balance sheet carrying value of retained interests -- fair
  value.....................................................  $ 8,223
Expected credit losses......................................
Impact on fair value of 10% adverse change..................     (822)
Impact on fair value of 20% adverse change..................   (1,644)
Timing of cash collected....................................
Impact on fair value of 10% adverse change..................       (6)
Impact on fair value of 20% adverse change..................     (687)

                               WAMCO PARTNERSHIPS

     These sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increase in market interest rates may result in increased credit losses), which might magnify or counteract the sensitivities.

(6) DEFERRED PROFIT SHARING AND DEFERRED COMPENSATION

     In connection with the formation of FC Properties, an agreement was entered into which provided for potential payments to the project manager based on a percentage of total estimated sales. An equal amount of deferred profit participation and deferred compensation is recorded based on such estimates with the deferred profit participation being amortized into expense in proportion to actual sales realized. No profit participation was paid until the limited partners recognized a 20% return on their investment. This return threshold was met in 2001. At December 31, 2001 and 2000, the estimated liability for this profit participation was $20,552 and $21,175, respectively, and was included in deferred compensation in the accompanying combined balance sheets. Additionally, amortization of $1,228 and $1,118 was recognized during 2001 and 2000, respectively, and has been included in general, administrative and operating expenses in the accompanying combined statements of operations.

     Other deferred compensation at December 31, 2001 and 2000 of $0 and $1,181, respectively, represent commissions owed to the project manager of FC Properties Ltd. These commissions are based on sales incurred to date and were paid out after the limited partners recognized a 20% return on their investment. As noted above, this return was met in 2001. The achievement of the 20% return on investment resulted in payments of $2,417 in deferred profit sharing and commissions during 2001.

(7) NOTES PAYABLE

     Notes payable at December 31, 2001 and 2000 consist of the following:

                                                                2001       2000
                                                              --------   --------
LIBOR (1.9% at December 31, 2001) based:
  FC Properties (LIBOR plus 4%).............................        --      3,124
  WAMCO XXIV (LIBOR plus 2.25% to 4%).......................     4,660      6,747
  WAMCO XXV (LIBOR plus 1.5%)...............................    20,571     29,399
  WAMCO XXVIII (LIBOR plus 2.31% to 4%).....................    47,964     11,968
  Other Partnerships (LIBOR plus 1.9% to 4%)................    55,795     56,971
                                                              --------   --------
     Total LIBOR............................................   128,990    108,209
Fixed rate:
  WAMCO XXIV (6.5% to 10.17%)...............................    11,421     14,989
                                                              --------   --------
                                                              $140,411   $123,198
                                                              ========   ========

     Collateralized loans are typically payable based on proceeds from disposition of and payments received on the Portfolio Assets.

                               WAMCO PARTNERSHIPS

     Contractual maturities (excluding principal and interest payments payable from proceeds from dispositions of and payments received on the Portfolio Assets) of notes payable are as follows:

                                             WAMCO     WAMCO     WAMCO       OTHER
                                             XXIV       XXV     XXVIII    PARTNERSHIPS   COMBINED
                                            -------   -------   -------   ------------   --------
YEAR ENDING DECEMBER 31:
2002......................................  $   --    $7,271    $    --     $    --      $  7,271
2003......................................  12,081    10,000     27,548      38,676        88,305
2004......................................      --     3,300     20,416          --        23,716
2005......................................      --                   --          --            --
2006......................................      --                   --      17,119        17,119
Thereafter................................   4,000                   --          --         4,000
                                            -------   -------   -------     -------      --------
                                            $16,081   $20,571   $47,964     $55,795      $140,411
                                            =======   =======   =======     =======      ========

     It is anticipated that the notes payable maturing in 2002 will be renewed or refinanced into financing arrangements with terms similar to current facilities.

     The loan agreements and master note purchase agreements, under which notes payable were incurred, contain various covenants including limitations on other indebtedness, maintenance of service agreements and restrictions on use of proceeds from disposition of and payments received on the Portfolio Assets. As of December 31, 2001, the Partnerships were in compliance with the aforementioned covenants.

     In connection with notes payable, the Partnerships incurred origination and commitment fees. These fees are amortized over the stated maturity of the related notes and are included in interest and fees on notes payable. At December 31, 2001 and 2000, approximately $603 and $696, respectively, of origination and commitment fees are included in other assets, net.

(8) TRANSACTIONS WITH AFFILIATES

     Under the terms of the various servicing agreements between the Partnerships and FirstCity, FirstCity receives a servicing fee based on proceeds from resolution of the Portfolio Assets for processing transactions on the Portfolio Assets and for conducting settlement, collection and other resolution activities. Included in general, administrative and operating expenses in the accompanying combined statements of operations is approximately $3,131, $2,576, and $2,752 in servicing fees incurred by the Partnerships in 2001, 2000 and 1999, respectively.

     In March 2001, FirstCity sold 35% of its equity interest in FC Properties, Ltd. to CFSC Capital Corp. II.

     During 2001, WAMCO IX sold its portfolio assets that had projected estimated remaining collections to WAMCO XXV. The assets were sold for their historical cost book value of $1,206. The sale resulted in no gain or goodwill being recorded. This transaction was eliminated in the combining statements of operations for 2001.

     During 2000, WAMCO V merged with WAMCO III, with WAMCO III being the surviving entity. As a result of the merger, WAMCO V contributed $3,370 in assets and $1,461 in liabilities to WAMCO III. The contributed assets and liabilities were recorded at historical cost on WAMCO III. The partners in WAMCO V received interests in WAMCO III reflecting the net contribution from WAMCO V to WAMCO III.

     During 2000, WAMCO XVII merged with WAMCO III, with WAMCO III being the surviving entity. As a result of the merger, WAMCO XVII contributed $4,024 in assets and $2,275 in liabilities to WAMCO III. The contributed assets and liabilities were recorded at historical cost on WAMCO III. The

                               WAMCO PARTNERSHIPS
partners in WAMCO XVII received interests in WAMCO III reflecting the net contribution from WAMCO XVII to WAMCO III.

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Partnerships disclose estimated fair values of their financial instruments. Fair value estimates, methods and assumptions are set forth below.

  (A) CASH, OTHER ASSETS AND OTHER LIABILITIES

     The carrying amount of cash, other assets and other liabilities approximates fair value at December 31, 2001 and 2000 due to the short-term nature of such accounts.

  (B) PORTFOLIO ASSETS

     Portfolio Assets are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risk inherent in the assets. The carrying value of Portfolio Assets was $218,731 and $180,655 at December 31, 2001 and 2000, respectively. The estimated fair value of the Portfolio Assets was approximately $287,302 and $231,875 at December 31, 2001 and 2000, respectively.

  (C) INVESTMENTS IN TRUST CERTIFICATES

     Investments in trust certificates are carried at estimated fair value. The determination of fair value is based on the present value of the anticipated excess cash flows utilizing the certain valuation assumptions. The carrying value of Investments in Trust Certificates was $8,223 and $6,908 at December 31, 2001 and 2000, respectively. The estimated fair value of the Investments in Trust Certificates was approximately $8,223 and $6,908 at December 31, 2001 and 2000, respectively.

  (D) NOTES PAYABLE

     Management believes that for similar financial instruments with comparable credit risks, the stated interest rates at December 31, 2001 and 2000 approximate market rates. Accordingly, the carrying amount of notes payable is believed to approximate fair value. Additional, the majority of the partnerships' debt is at variable rates of interest.

(10) PREFERRED EQUITY

     In 1999, CFSC Capital Corp. XXX contributed $3,556 as preferred equity in Community Development Investment, LLC. The preferred equity agreement requires interest to be paid at a rate equal to the London Interbank Offering Rate (1.9% at December 31, 2001) plus 5%. Interest in the amount of $18 and $610 has been accrued at December 31, 2001 and 2000, respectively. Interest expense on the preferred equity total $458, $411 and $199 during 2002, 2001 and 1999, respectively.

(11) COMMITMENTS AND CONTINGENCIES

     Calibat Fund, LLC has committed to make additional investments in partnerships up to $89 at December 31, 2001.

     The Partnerships are involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the combined financial condition, results of operations or liquidity of the Partnerships.

                          DRIVE FINANCIAL SERVICES LP
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND FEBRUARY 28, 2001

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT

The Partners
Drive Financial Services LP:

     We have audited the accompanying consolidated balance sheets of Drive Financial Services LP (a Texas Limited Partnership) and subsidiaries (the Company) as of December 31, 2001 and February 28, 2001, and the related consolidated statements of operations, partners' equity, and cash flows for the periods March 1, 2001 through December 31, 2001 and August 1, 2000 through February 28, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drive Financial Services LP and subsidiaries as of December 31, 2001 and February 28, 2001, and the results of their operations and their cash flows for the periods March 1, 2001 through December 31, 2001 and August 1, 2000 through February 28, 2001 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 2(i) to the consolidated financial statements, the Company changed its method of accounting for residual interests in securitizations in 2001 as a result of the adoption of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.

                                          KPMG LLP

Dallas, Texas
February 15, 2002

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2001 AND FEBRUARY 28, 2001

                                                              DECEMBER 31,   FEBRUARY 28,
                                                                  2001           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
ASSETS
Cash and cash equivalents...................................    $  7,303       $  7,589
Retail installment contracts, net...........................      70,447        139,377
Residual interests in securitizations.......................      77,407         55,739
Accrued interest receivable.................................       1,089          1,760
Other receivables...........................................       1,190            638
Prepaid expenses............................................         600            479
Furniture and equipment, net of accumulated depreciation of
  $2,796 and $859, respectively.............................       6,201          4,185
Other assets................................................       1,241          3,096
                                                                --------       --------
          Total assets......................................    $165,478       $212,863
                                                                ========       ========
LIABILITIES, SUBORDINATED CAPITAL NOTE, AND PARTNERS' EQUITY
Notes payable...............................................    $ 94,665       $167,365
Capital lease obligations...................................         830          1,281
Accrued interest............................................         539          1,103
Accounts payable and accrued expenses.......................      11,954         15,089
                                                                --------       --------
          Total liabilities.................................     107,988        184,838
                                                                --------       --------
Subordinated capital note...................................      32,000         20,000
Partners' equity............................................      25,490          8,025
Commitments and contingencies (notes 9 and 10)..............          --             --
                                                                --------       --------
          Total liabilities, subordinated capital note, and
            partners' equity................................    $165,478       $212,863
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE PERIOD MARCH 1, 2001 THROUGH DECEMBER 31, 2001 AND
            FOR THE PERIOD AUGUST 1, 2000 THROUGH FEBRUARY 28, 2001

                                                              DECEMBER 31,   FEBRUARY 28,
                                                                  2001           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Revenues:
  Gain on sale of retail installment contracts..............    $39,033        $ 9,434
  Interest income -- retail installment contracts...........     25,298         18,223
  Interest income -- residual interests in
     securitizations........................................     12,020          3,657
  Interest income -- other..................................        188            151
  Servicing income..........................................      9,952          4,083
  Other income..............................................        439            173
                                                                -------        -------
          Total revenues....................................     86,930         35,721
                                                                -------        -------
Expenses:
  Interest on notes payable and subordinated debt...........      9,329          8,165
  Salaries and benefits.....................................     28,706         13,674
  Net losses on retail installment contracts................      5,377          4,129
  Servicing expense.........................................      4,434          2,211
  Impairment of residual interests in securitizations,
     including servicing asset..............................      5,048             --
  Occupancy, data processing, communication, and other......     13,990          6,566
                                                                -------        -------
          Total expenses....................................     66,884         34,745
                                                                -------        -------
          Income before cumulative effect of change in
            accounting principle............................     20,046            976
Cumulative effect of change in accounting principle.........       (783)            --
                                                                -------        -------
          Net income........................................    $19,263        $   976
                                                                =======        =======

          See accompanying notes to consolidated financial statements.

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
           FOR THE PERIOD MARCH 1, 2001 THROUGH DECEMBER 31, 2001 AND
            FOR THE PERIOD AUGUST 1, 2000 THROUGH FEBRUARY 28, 2001

                                                                            ACCUMULATED
                                                                               OTHER         TOTAL
                                                      GENERAL   LIMITED    COMPREHENSIVE   PARTNERS'
                                                      PARTNER   PARTNERS      INCOME        EQUITY
                                                      -------   --------   -------------   ---------
                                                                      (IN THOUSANDS)
Contribution of net assets (note 1).................    $ 3     $ 2,889       $ 1,106       $ 3,998
Comprehensive income:
  Net income........................................      1         975            --           976
  Net change in unrealized gains (losses) on
     residual interests in securitizations..........     --          --         3,051         3,051
                                                                                            -------
          Comprehensive income......................                                          4,027
                                                        ---     -------       -------       -------
Partners' equity at February 28, 2001...............      4       3,864         4,157         8,025
Comprehensive income:
  Net income........................................     19      19,244            --        19,263
  Net change in unrealized gains (losses) on
     residual interests in securitizations..........     --          --        (1,798)       (1,798)
                                                                                            -------
          Comprehensive income......................                                         17,465
                                                        ---     -------       -------       -------
Partners' equity at December 31, 2001...............    $23     $23,108       $ 2,359       $25,490
                                                        ===     =======       =======       =======

          See accompanying notes to consolidated financial statements.

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE PERIOD MARCH 1, 2001 THROUGH DECEMBER 31, 2001 AND
            FOR THE PERIOD AUGUST 1, 2000 THROUGH FEBRUARY 28, 2001

                                                              DECEMBER 31,   FEBRUARY 28,
                                                                  2001           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................    $ 19,263       $    976
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization..........................       1,951            859
     Gain on sale of retail installment contracts...........     (39,033)        (9,434)
     (Increase) decrease in retail installment contracts,
      net of securitization activity........................      62,258        (52,302)
     Accretion of interest related to residual interests in
      securitizations.......................................     (12,020)        (3,126)
     Impairment of residual interests in securitizations,
      including servicing asset.............................       5,048             --
     Cumulative effect of change in accounting
      principle -- permanent impairment of residual
      interests.............................................         783             --
     Changes in assets and liabilities:
       Accrued interest receivable..........................         672           (635)
       Other receivables....................................        (552)           570
       Prepaid expenses.....................................        (121)          (439)
       Other assets.........................................         814            138
       Accrued interest payable.............................        (564)           923
       Other liabilities....................................      (3,133)        11,138
                                                                --------       --------
          Net cash provided by (used in) operating
            activities......................................      35,366        (51,332)
                                                                --------       --------
Cash flows from investing activities:
  Purchases of furniture and equipment......................      (3,956)        (1,614)
  Collections on residual interests in securitizations......      29,455         10,640
                                                                --------       --------
          Net cash provided by investing activities.........      25,499          9,026
                                                                --------       --------
Cash flows from financing activities:
  Net decrease in warehouse line of credit with affiliate...     (56,725)       (18,879)
  Proceeds from term notes payable..........................          --         60,000
  Payments on term notes payable............................     (15,975)       (16,525)
  Payments on capital leases................................        (451)          (312)
  Proceeds from subordinated capital note...................      12,000         20,000
                                                                --------       --------
          Net cash provided by (used in) financing
            activities......................................     (61,151)        44,284
                                                                --------       --------
          Net increase (decrease) in cash...................        (286)         1,978
Cash at beginning of period.................................       7,589          5,611
                                                                --------       --------
Cash at end of period.......................................    $  7,303       $  7,589
                                                                ========       ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................    $  9,894       $  7,216
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 2001 AND FEBRUARY 28, 2001
                             (DOLLARS IN THOUSANDS)

(1) ORGANIZATION AND BUSINESS

     Drive Financial Services LP (Drive FS), a Texas Limited Partnership, was formed on August 1, 2000. Pursuant to the terms of various Contribution and Assumption Agreements, Drive FS assumed substantially all the assets and the business of the former auto finance group of First City Funding and First City Consumer Lending, including the origination and servicing platforms, all rights and obligations under asset backed securities and 100% of the stock of all special purpose entities formed to be "sellers" in securitization transactions. Drive FS contributed the assets and liabilities and business of First City Servicing to Drive Servicing LLC and the asset backed securities to Drive ABS LP both wholly owned and consolidated entities. The assets and liabilities were contributed at their historical net book value of $3,998.

     Summarized balance sheet information as of August 1, 2000 was as follows:

Cash........................................................  $  5,611
Retail installment contracts, net...........................    90,764
Residual interests in securitizations.......................    48,344
Other.......................................................     7,772
                                                              --------
     Total assets...........................................  $152,491
                                                              ========
Note payable................................................  $142,769
Capital leases..............................................     1,593
Other liabilities...........................................     4,131
                                                              --------
     Total liabilities......................................   148,493
                                                              --------
Partners' equity............................................     2,892
Accumulated other comprehensive income......................     1,106
                                                              --------
     Total partners' equity.................................     3,998
                                                              --------
     Total liabilities and partners' equity.................  $152,491
                                                              ========

     Drive FS is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers. Drive FS acquires retail installment contracts principally from manufacturer-franchised dealers in connection with their sale of used and new automobiles and light duty trucks to "sub-prime" customers with limited credit histories or past credit problems. At the present, Drive FS does not extend credit directly to consumers, nor does it purchase retail installment contracts from other financial institutions.

     The accompanying consolidated financial statements include the accounts of Drive Financial Services LP, Drive ABS LP, Drive ABS GP, FCAR Receivables Corp.
(FCAR), Drive Servicing LLC, Drive BOS GP, Drive BOS LP, and Drive VFC LP (collectively referred to as the Company). Significant intercompany transactions have been eliminated in the preparation of the consolidated financial statements.

     The Company owns 100% of the membership interests of FCAR, Drive BOS LP, and Drive VFC LP, special purpose entities formed to acquire retail installment contracts, which are pledged as collateral on warehouse lines of credit.

     Drive GP LLC (Drive GP) is the sole general partner of Drive FS and owns 0.1% of Drive FS. First City Consumer Lending owns 31% of the membership interests of Drive GP. Management Group LP, a Texas limited partnership which is owned by members of management of the Company, owns 20% of the membership interests of Drive GP. IFA Drive GP Holdings LLC, a Delaware limited liability company and a

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES wholly owned subsidiary of BoS (USA), owns the remaining 49% of the membership interests of Drive GP. BoS (USA) formerly known as IFA Incorporated is a wholly owned subsidiary of Bank of Scotland. Ownership in the Company is effectively held in the same proportions as Drive GP. On September 10, 2001, Bank of Scotland merged with Halifax Group plc, a personal and commercial lending institution, to form HBOS plc. As a result of the merger, the Company's fiscal year end changed from February 28 to December 31.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

  (A) RETAIL INSTALLMENT CONTRACTS, NET

     Retail installment contracts consist of sub-prime automobile finance receivables, which are acquired from third party dealers, purchased at a nonrefundable discount from the contractual principal amount. All retail installment contracts are held for sale and stated at the lower of cost or fair value in the aggregate. The Company does not hedge its retail installment contracts while held for sale. Management of the Company does not believe the Company is exposed to material interest rate risk during the period contracts are held for sale.

     Interest is accrued when earned in accordance with the contractual terms of the retail installment contract. The accrual of interest is discontinued once a retail installment contract becomes past due 60 days or more.

  (B) SALES OF RETAIL INSTALLMENT CONTRACT FROM SECURITIZATION AND INTEREST RELATED TO RESIDUAL CERTIFICATES

     In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125 (SFAS 140). This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. See note 4 for required disclosures.

     The Company accounts for sales of retail installment contracts from securitizations in accordance with SFAS 140. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes between transfers of financial assets that are sales from transfers that are secured borrowings. In applying SFAS 140 to the Company's securitized retail installment contract sales, the Company recognizes revenue (gain on sales of retail installment contracts) and allocates the total cost of the loans sold to financial components based on their relative fair values. During the periods ended December 31, 2001 and February 28, 2001, the Company sold $401,973 and $99,999, respectively of auto retail installment contracts in securitization transactions and recognized gains of $39,033 and $9,434, respectively. The Company retained servicing responsibilities and interests in the receivables in the form of residual certificates. As of December 31, 2001 and February 28, 2001, the Company was servicing $472,381 and $395,786, respectively, of auto receivables that have been sold to certain special purpose financing trusts (the Trusts). In connection with the sales by FCAR, VFC LP, and Drive BOS of retail installment contracts from securitizations, Drive ABS receives certain residual certificates associated with the securitizations as described below. Drive LP and Drive ABS have entered into an agreement whereby Drive LP receives all the economic benefits associated with the residual certificates and conversely assumes all the risks.

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

     Under the above agreement, Drive ABS has retained unrated interests in retail installment contracts sold which are subordinate to senior investors and certificated interest only strips for the benefit of the Company which represents the present value of the right to the excess cash flows generated by the securitized contracts which represents the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, (ii) trustee fees, (iii) third-party credit enhancement fees (if applicable), (iv) stipulated servicing fees, and (v) estimated contract portfolio credit losses. The Company's right to receive the cash flows begins after certain over-collateralization requirements have been met, which are specific to each securitization and used as a means of credit enhancement.

     Fair value of the residual certificates is determined by calculating the present value of the anticipated cash flows at the time each securitization transaction closes, utilizing valuation assumptions appropriate for each particular transaction. The significant valuation assumptions are related to the anticipated average lives of the retail installment contracts sold, including the effect of anticipated prepayment speeds and anticipated credit losses.

     The residual certificates are accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Because such assets can be contractually prepaid or otherwise settled in such a way that the holder would not receive all of the recorded investment, the assets are classified as available-for-sale investments and are carried at estimated fair value with any accompanying increases or decreases in estimated fair value being recorded as unrealized gains or losses in other comprehensive income in the accompanying consolidated statement of partners' equity. The determination of fair value is based on the present value of the anticipated excess cash flows utilizing the valuation assumptions discussed above. At December 31, 2001, the Company assessed the carrying value of its securitization related securities for impairment in accordance with the provisions of EITF 99-20 as discussed in note 2(i). There can be no assurance that the Company's estimates used to determine the fair value of the residual certificates will remain appropriate for the life of each asset and it is reasonably possible that circumstances could change in future periods which could result in a material change in the estimates used to prepare the accompanying consolidated financial statements. If actual retail installment contract prepayments or credit losses exceed the Company's current estimates, other than temporary impairment may be required to be recognized.

  (C) FURNITURE AND EQUIPMENT

     Furniture and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Expenditures for major renewals and betterments are capitalized. Repairs and maintenance expenditures are charged to income as incurred.

  (D) CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has maintained balances in various operating and money market accounts in excess of federally insured limits. At December 31, 2001 and February 28, 2001, cash and cash equivalents, which consist of money market accounts and cash, were $7,303 and $7,589, respectively.

  (E) INCOME TAXES

     No provision is made in the consolidated financial statements for income taxes because the Company's results of operations are allocated to its partners.

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

  (F) INVENTORY OF REPOSSESSED VEHICLES

     Inventory of repossessed vehicles included in other assets represent vehicles the Company has repossessed due to the borrowers' default on the payment terms of the contracts. The Company records the vehicles at estimated fair value, net of costs to sell.

  (G) USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

  (H) ACCUMULATED OTHER COMPREHENSIVE INCOME

     Statement of Financial Standards No. 130 (SFAS 130), Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires the accumulated balance of other comprehensive income to be displayed separately in the equity section. The Company's other comprehensive income consists of net unrealized gains on residual interests in securitizations and had an accumulated balance of $2,359 and $4,157 at December 31, 2001 and February 28, 2001, respectively.

  (I) RECENT ACCOUNTING DEVELOPMENTS

     The Company adopted the provisions of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), which sets forth the rules (effective in the second quarter of the calendar year 2001) for (1) recognizing interest income on (a) all credit-sensitive asset-backed securities and (b) certain prepayment-sensitive securities including agency interest only strips and (2) determining when these securities must be written down to fair value due to other than temporary impairment.

     EITF 99-20 requires the use of the prospective method for adjusting the level yield used to recognize interest income when estimates of future cash flows on the security either increase or decrease since the date of the last evaluation. The Company adopted the use of prospective method to recognize interest income as of the adoption date of April 1, 2001.

     Prior to the adoption of EITF 99-20, the Company recognized interest income using the discount rate based on the carrying value of the securities.

     The impairment provisions of EITF 99-20 follow a method that evaluates whether there is (1) a decrease in expected future cash flows since the last evaluation, resulting from other than an interest rate reset, and (2) the fair value of the security is less than the carrying value. This method has similarities to a lower-of amortized cost or fair value approach, because upon meeting both conditions an impairment adjustment to reduce the security to its fair value is required. The impairment is recorded as a reduction in the basis of the underlying security in the current period through a charge to earnings.

     The cumulative affect of the change in accounting principle at the time of adoption of EITF 99-20 is $783. During the period ended December 31, 2001, the Company recorded additional impairment of $4,017, as a result of EITF 99-20.

     In June 2001, the FASB issued Statement No. 141, Business Combinations (SFAS 141), Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. The adoption of SFAS 141 as of July 1, 2001, had no

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES impact on the Company's consolidated financial statements, as there were no acquisitions during the period ended December 31, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, or FASB Statement No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets, which is required to be adopted as of January 1, 2002. The adoption of SFAS 142 on January 1, 2002, did not have any impact on the Company's consolidated financial statements as the Company does not have any goodwill or intangible assets.

(3) RETAIL INSTALLMENT CONTRACTS, NET

     Retail installment contracts are comprised of the following:

                                                       DECEMBER 31, 2001   FEBRUARY 28, 2001
                                                       -----------------   -----------------
Retail installment contracts.........................      $ 81,650             161,489
Capitalized origination costs........................         1,628               2,789
Discounts............................................       (12,831)            (24,901)
                                                           --------             -------
                                                           $ 70,447             139,377
                                                           ========             =======

     The retail installment contracts are collateralized by vehicle titles and the Company has the right to repossess the vehicle in the event the borrower defaults on the payment terms of the contract.

     Borrowers on the Company's retail installment contracts are located primarily in Texas, Georgia, California, North Carolina, Florida, Oklahoma, Missouri, and Illinois.

     The accrual of interest income has been suspended on $1,043 and $4,277 of delinquent retail installment contracts as of December 31, 2001 and February 28, 2001, respectively.

(4) INTEREST RELATED TO RESIDUAL CERTIFICATES IN SECURITIZATIONS

     Residual certificates held by Drive ABS to which the Company receives all the economic benefits and risks (see note 2(b)) consist of the following:

                                                       DECEMBER 31, 2001   FEBRUARY 28, 2001
                                                       -----------------   -----------------
Retained interests...................................       $75,205             52,927
Interest only strips.................................         2,202              2,812
                                                            -------             ------
                                                            $77,407             55,739
                                                            =======             ======

     The residual certificates at December 31, 2001 and February 28, 2001 were valued at fair value using the following key assumptions.

                                                       DECEMBER 31, 2001   FEBRUARY 28, 2001
                                                       -----------------   -----------------
Discount rates.......................................       12% to 15%       7.4% to 13.5%
Prepayment rates.....................................        9% to 30%          15% to 25%
CPR & cumulative loss rates..........................   10.1% to 21.9%      10.2% to 19.5%

     SFAS 140 requires that the effect on the fair value of the retained interests of two adverse changes in each key assumption be independently calculated. At December 31, 2001, key economic assumptions and the

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:


Balance sheet carrying value of retained interests:
     Fair value.............................................  $ 77,407
PREPAYMENT SPEED ASSUMPTION
Impact on fair value of 10% adverse change..................    (1,250)
Impact on fair value of 20% adverse change..................    (2,471)
EXPECTED CREDIT LOSSES
Impact on fair value of 10% adverse change..................    (9,486)
Impact on fair value of 20% adverse change..................   (18,922)
RESIDUAL CASH FLOWS DISCOUNT RATE
Impact on fair value of 10% adverse change..................    (1,667)
Impact on fair value of 20% adverse change..................    (3,280)

     These sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

     Expected static pool credit losses at December 31, 2001 are as follows:

                                                     AUTO RETAIL INSTALLMENT CONTRACTS SECURITIZED
ACTUAL AND PROJECTED                         --------------------------------------------------------------
CREDIT LOSSES (%)                            1998-3   1999-1   1999-2   F2000-1   D2000-1   2001-1   2001-2
--------------------                         ------   ------   ------   -------   -------   ------   ------
December 31, 2001
Actual to date.............................   9.54%   11.58%    9.58%    12.66%     7.31%    6.93%    0.06%
Projected..................................  10.75%   12.72%   11.54%    16.58%    15.21%   17.10%   16.65%

     A servicing asset in the amount of $998 was written off in December 2001. During 2001, the securitized pool to which the asset is attached, did not meet the required performance level, resulting in a withholding of the incentive servicers' fee upon which the asset is based. During the period ended December 31, 2001, the asset had been deemed fully impaired.

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME

     The accumulated balance of other comprehensive income is as follows:

                                              ACCUMULATED OTHER              ACCUMULATED OTHER
                                         COMPREHENSIVE INCOME -- NET    COMPREHENSIVE INCOME -- NET
                                         UNREALIZED GAINS (LOSSES) ON   UNREALIZED GAINS (LOSSES) ON
                                            RESIDUAL INTERESTS IN          RESIDUAL INTERESTS IN
                                              SECURITIZATIONS AT             SECURITIZATIONS AT
                                              DECEMBER 31, 2001              FEBRUARY 28, 2001
                                         ----------------------------   ----------------------------
Beginning balance......................            $ 4,157                         $1,106
Unrealized gains related to 2001 and
  2000 securitizations.................              6,163                          1,538
Current period change..................             (4,727)                         1,513
Reclassification adjustments for
  unrealized losses reclassified into
  income due to permanent impairment...             (4,017)                            --
Reclassification adjustment for
  unrealized losses reclassified into
  income due to the cumulative effect
  of change in accounting principle....                783                             --
                                                   -------                         ------
Ending balance.........................            $ 2,359                         $4,157
                                                   =======                         ======

     Accumulated other comprehensive income has not been allocated between the general and limited partners on the statements of partners' equity.

(6) NOTES PAYABLE

     The Company has a warehouse line of credit with BoS (USA), which provides borrowings up to $150,000. The Company's obligation under this arrangement at December 31, 2001 and February 28, 2001 includes $30,000 and $70,000, respectively, which bears interest at LIBOR plus 1% (3% and 6.57% at December 31, 2001 and February 28, 2001, respectively) and $37,165 and $12,546, respectively, which bears interest at Prime minus 1.5% (3.25% and 7% at December 31, 2001 and February 28, 2001, respectively). The debt is secured by the Company's retail installment contracts and has been extended to June 30, 2002. Additionally, the note payable contains various covenants, which the Company was in compliance with at December 31, 2001 and February 28, 2001.

     The Company had a warehouse line of credit with Enterprise Funding Corporation, a subsidiary of Bank of America, which provided borrowings up to $100,000. The Company's obligation under this arrangement at February 28, 2001 was $41,344 and bears interest at a commercial paper rate (ranging from 5.47% to 5.5% at February 28, 2001 plus associated fees). The agreement was terminated in June 2001.

     Effective September 6, 2001, the Company entered into a warehouse line of credit agreement with Variable Funding Capital Corporation, a subsidiary of First Union National Bank, which provided borrowings up to $100,000. The Company's obligation under the arrangement at December 31, 2001 was zero and bears interest at a commercial paper rate (2.03% at December 31, 2001 plus associated fees). The debt will be secured by the Company's retail installment contracts and terminates on September 5, 2002.

     The Company has a $27,500 and a $43,475 term loan with the BoS (USA) at December 31, 2001 and February 28, 2001, respectively. The Company's obligation under this arrangement at December 31, 2001 and February 28, 2001 includes $25,000 and $40,000, respectively, which bears interest at LIBOR plus 1% (3.41% and 7.45% at December 31, 2001 and February 28, 2001, respectively) and $2,500 and $3,475, respectively, which bears interest at LIBOR plus 1% (2.92% and 7.0% at December 31, 2001 and February 28, 2001,

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES respectively). The loans mature on August 18, 2003. The loans are secured by residual interests in securitization transactions.

(7) SUBORDINATED CAPITAL NOTE

     The Company has a note payable to BoS (USA), for $32,000 and $20,000 at December 31, 2001 and February 28, 2001, respectively, and bears interest at a predefined rate of 14%. The note allows borrowings up to $40,000 and matures February 15, 2006. Such note is subordinate to all other obligations of the Company. At December 31, 2001 and February 28, 2001, there was no required amortization of the debt.

(8) SECURITIZATION ACTIVITY

     The table below summarizes the cash flows received from securitization trusts:

                                                       DECEMBER 31, 2001   FEBRUARY 28, 2001
                                                       -----------------   -----------------
Gross proceeds from new securitizations..............      $357,698             87,400
Servicing fees received..............................         9,344              3,149
Incentive service fees received......................            --                350
Cash flows received on interest-only strips..........           787              1,430
Cash flows received on subordinated holdings.........        21,059              5,670
Cash received upon release from reserve accounts.....         7,609              3,540

     Substantially all of the proceeds from new securitizations were used to reduce borrowings on the warehouse line of credit. For presentation in the consolidated statements of cash flows, these proceeds have been included in the net decrease in the warehouse line of credit with affiliate.

     For the periods ended December 31, 2001 and February 28, 2001, the Company recognized $39,033 and $9,434, respectively, of gains on sales of retail installment contracts.

     During the period ended December 31, 2001, the Company exercised early purchase options on the 1998-1 and 1998-2 securitizations. The receivables were recorded at a fair value of $7,886. Cash paid for the exercise of early purchase options was $3,900.

     The table below summarizes delinquencies and historical losses at and for the period ended December 31, 2001:

                                 PRINCIPAL AMOUNT                          AVERAGE BALANCE
                                     OF RETAIL           DELINQUENT           OF RETAIL              CREDIT
                                    INSTALLMENT       PRINCIPAL OVER 60      INSTALLMENT            LOSSES --
                                     CONTRACTS              DAYS              CONTRACTS        (NET OF RECOVERIES)
                                -------------------   -----------------   ------------------   -------------------
Retail installment contracts:
  Held for sale...............       $ 81,650              $ 4,578             $115,564              $10,679
  Securitized.................        472,381               15,182              386,157               29,994
                                     --------              -------             --------              -------
Total managed retail
  installment contracts.......       $554,031              $19,760             $501,721              $40,673
                                     ========              =======             ========              =======

(9) LEASES

     The Partnership has obligations under various lease agreements for computer equipment and office furniture with multiple equipment lease schedules. The leases are classified as capital leases. The total future minimum rental payments are included in the future minimum rental payments schedule below.

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

     Future minimum rental payments under capital leases together with the present value of minimum lease payments at December 31, 2001 are as follows:


Year ending December 31:
  2002......................................................  $616
  2003......................................................   326
                                                              ----
     Total minimum lease payments...........................   942
                                                              ----
Less amounts representing interest..........................   112
                                                              ----
     Present value of minimum lease payments................  $830
                                                              ====

     The Company has entered into various operating leases, primarily for office space and certain equipment, which expire over the next three years. Lease expense incurred during the periods ended December 31, 2001 and February 28, 2001 totaled $840 and $842, respectively, and remaining obligations under the lease commitments are $770 in 2002, $653 in 2003, and $616 in 2004.

(10) COMMITMENTS AND CONTINGENCIES

     In connection with the sale of retail installment contracts from securitizations, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold. As of December 31, 2001 and February 28, 2001, the Company had no repurchase requests outstanding. In the opinion of management, the potential exposure or other recourse obligations related to the Company's retail installment contract sales agreements will not have a material adverse effect on the consolidated financial position or operating results of the Company.

     The Company has letters of credit issued by Bank of Scotland totaling $19,000 and $6,351 at December 31, 2001 and February 28, 2001, respectively, of which none has been drawn. The letters of credit are collateral for the Drive 2000-1, 2001-1, and 2001-2 Securitization Reserves, an IBM Credit Corporation operating lease and a CIT Financial USA operating lease. The letters of credit expire at various dates through December 2002.

     Periodically, the Company is party to or otherwise involved in legal proceedings arising in the normal course of business. The Company does not believe that there is any proceeding threatened or pending, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

(11) RELATED-PARTY TRANSACTIONS

     The Company has the aforementioned subordinated capital note payable to BoS
(USA) totaling $32,000 and $20,000 at December 31, 2001 and February 28, 2001, respectively, (see note 7). Interest costs incurred on such subordinated capital note payable totaled $2,564 and $70 for the periods ended December 31, 2001 and February 28, 2001, respectively.

     Additionally, the Company has letters of credit issued by Bank of Scotland totaling $19,000 and $6,351, as previously discussed in note 10, at December 31, 2001 and February 28, 2001, respectively. Fees associated with these letters totaled $65 during 2001.

     Interest costs incurred in connection with other debt with BoS (USA) totaled $5,180 and $5,303 for the periods ended December 31, 2001 and February 28, 2001, respectively, (see note 6).

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

(12) FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of its financial instruments. Fair value, estimates, methods, and assumptions are set forth below.

  (A) CASH AND CASH EQUIVALENTS

     The carrying amount of cash and cash equivalents approximated fair value at December 31, 2001 and February 28, 2001, respectively, due to the short maturity of these instruments.

  (B) RETAIL INSTALLMENT CONTRACTS

     Retail installment contracts are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by using estimated fair values from securitizations of the contracts and discounting projected cash flows using estimated market discount rates that reflect the credit and interest rate risks inherent in the assets at December 31, 2001 and February 28, 2001. The carrying value of the retail installment contracts was $70,447 and $139,377 at December 31, 2001 and February 28, 2001, respectively. The estimated fair value of the retail installment contracts was $88,159 and $176,289 at December 31, 2001 and February 28, 2001, respectively.

  (C) RESIDUAL INTERESTS IN SECURITIZATIONS

     Residual interests in securitizations are carried at estimated fair value. The residual interests were valued using various discount rates, loss, and prepayment assumptions, as described in note 4.

  (d) NOTES PAYABLE AND SUBORDINATED CAPITAL NOTE

     Management believes that the repayment terms for similar rate financial instruments with similar credit risks and the stated interest rates at December 31, 2001 and February 28, 2001 approximate the market terms for similar credit instruments. Accordingly, the carrying amount of notes payable and subordinated capital note is believed to approximate fair value.

     The fair value of the variable rate warehouse lines of credits is equal to the carrying value as the effective variable rates are considered to be the market rate.

(13) EMPLOYEE BENEFIT PLANS

     The Company sponsors a defined contribution plan covering substantially all salaried employees. Employees participating in the plan may contribute up to 15% of their base salary, subject to federal limitations on absolute amounts contributed. The Company will match up to 6% of their base salary, with matching contributions of 50% of employee contributions. The total amount contributed by the Company for the periods ended December 31, 2001 and February 28, 2001 was $210 and $23, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information concerning the members of the Board of Directors of the Company.

NAME                        AGE                            POSITION
----                        ---                            --------
James R. Hawkins..........  65    Chairman of the Board
C. Ivan Wilson............  74    Vice Chairman of the Board
James T. Sartain..........  53    President, Chief Executive Officer and Director
Richard E. Bean...........  58    Director
Dane Fulmer...............  51    Director
Robert E. Garrison II.....  59    Director
Jeffery D. Leu............  45    Director
David W. MacLennan........  42    Director

     Further information concerning the Board of directors, including their business experience during the past five years, appears below.

     James R. Hawkins has been Chairman of the Board since the consummation of the Merger, and was Chairman of the Board and Chief Executive Officer of J-Hawk J-Hawk from 1976 until the Merger. Mr. Hawkins was also formerly Chief Executive Officer of the Company through January 2001.

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

     Robert E. Garrison II has been a Director of the Company since May 1999. Mr. Garrison is the President, Chief Executive Officer and director of Sanders Morris Harris Group, a publicly owned financial services firm. Previously, Mr. Garrison served as Executive Vice President and director of Harris Webb & Garrison and also served as Chairman, Chief Executive Officer, and director of Pinnacle Management & Trust Co. Mr. Garrison co-founded both of these companies in 1994. Both Harris Webb & Garrison and Pinnacle

Management & Trust Co. are subsidiaries of Sanders Morris Harris Group. In addition, Mr. Garrison serves as Chairman of the Board of BioCyte Therapeutics, a cancer diagnostic and therapeutic company focused on breast, ovarian, and prostate cancer. Mr. Garrison serves as a director of TeraForce Technology Corporation, Inc., a public defense electronics company, Somerset House Publishing, First Capital Bank, and is a member of the Finance Committee of Memorial Hermann Hospital System. He has over 36 years of experience in the securities industry. Mr. Garrison is a Chartered Financial Analyst.

     Jeffery D. Leu has been a Director of the Company since December 2000. Mr. Leu is President of the Value Investment Group of Cargill, a wholly owned subsidiary of Cargill Incorporated, which is regarded as one of the world's largest privately-held corporations. Mr. Leu joined Cargill in 1981 and has held various management positions in Cargill's financial businesses.

     David W. MacLennan has been a Director of the Company since the Merger and as of September 15, 2000 became Managing Director and President of Fixed Income Capital Markets at U.S. Bancorp Piper Jaffray, and is also on the U.S. Bancorp Piper Jaffray Board of Directors and Management Committee. Previously, Mr. MacLennan was employed by subsidiaries of Cargill, Incorporated since 1991. From October 1997 to September 2000 Mr. MacLennan was Chief Financial Officer of Cargill Financial Services, Inc. From February 1996 to October 1997, Mr. MacLennan was the Managing Director of Cargill Financial Markets, PLC in London. From 1993 to February 1996, Mr. MacLennan was a Vice President of Cargill, and was engaged primarily in the investment of proprietary funds and in the proprietary trading of financial instruments and assets.

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

     Under the terms of the Shareholder Voting Agreement, Messrs. Hawkins and Sartain, and ATARA, are required to vote their shares of Common Stock to elect one designee of Cargill as a director of the Company, and Cargill is required to vote its shares of Common Stock to elect one or more of the designees of Messrs. Hawkins and Sartain, and ATARA, as directors of the Company. With respect to the Board nominees for director,

     (1) Messrs. Hawkins and Sartain, and ATARA, will vote their shares of Common Stock for the election of such nominees as directors, including nominee Jeffery Leu, Cargill's designee under the Shareholder Voting Agreement, and

     (2) Cargill will vote its shares of Common Stock for the election of such nominees as directors, which nominees are the designees of Messrs. Hawkins and Sartain, and ATARA, under the Shareholder Voting Agreement.

Information pertaining to the number of shares of Common Stock owned on December 31, 2001, by each of Messrs. Hawkins and Sartain, and ATARA and Cargill, is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management."

EXECUTIVE OFFICERS

     The executive officers of the Company, who are elected by the Board of Directors of the Company and serve at its discretion, are as follows:

NAME                         AGE                        POSITION
----                         ---                        --------
James R. Hawkins...........  65    Chairman of the Board
James T. Sartain...........  53    President and Chief Executive Officer
J. Bryan Baker.............  40    Senior Vice President and Chief Financial Officer
Terry R. DeWitt............  44    Senior Vice President and Co-President of
                                   FirstCity Commercial
G. Stephen Fillip..........  50    Senior Vice President and Co-President of
                                   FirstCity Commercial
Joe S. Greak...............  52    Senior Vice President and Tax Director
James C. Holmes............  45    Senior Vice President and Executive Vice President
                                   of FirstCity Commercial
Jim W. Moore...............  51    Senior Vice President and President of FirstCity
                                   Consumer Lending
Richard J. Vander Woude....  47    Senior Vice President, General Counsel and
                                   Secretary

     The business experience of Messrs. Hawkins and Sartain is set forth above.

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

     Terry R. DeWitt has been Senior Vice President responsible for Due Diligence and Investment Evaluation of the Company since the Merger and has served as Co-President of FirstCity Commercial ("FirstCity Commercial") since October 1999. Mr. DeWitt served as Senior Vice President responsible for Due Diligence and Investment Evaluation of J-Hawk from 1992 to the Merger. From 1991 to 1992, Mr. DeWitt was Senior Vice President of the First National Bank of Central Texas, a national banking association, and from 1989 to 1991, he was President of the First National Bank of Goldthwaite, a national banking association.

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

     Joe S. Greak has been Senior Vice President, Tax Director and Secretary of the Company since the Merger. Mr. Greak was the Tax Manager of FCBOT since 1993. From 1992 to 1993, Mr. Greak was the Tax Manager of New First City -Houston, N.A. Prior thereto, he was Senior Vice President and Tax Director of First City, Texas -- Houston, N.A.

     James C. Holmes has been Senior Vice President since the Merger. Mr. Fillip has served as Executive Vice President of FirstCity Commercial since October 1999. From the Merger to August 1999 Mr. Holmes served as Senior Vice President and Treasurer and held the same positions with J-Hawk from 1994 to the Merger. From 1988 to 1991, Mr. Holmes was a Vice President of MBank, Waco, a national banking association.

     Jim W. Moore has been a senior officer of the Company or its predecessor since November 1992. Currently, Mr. Moore is President of FirstCity Consumer Lending Corporation, which owns a 31% direct and indirect interest in Drive Financial Services, LP, where he has served as Executive Vice President and a member of the Board of Managers since August 2000.

     Richard J. Vander Woude has been General Counsel and Senior Vice President of the Company since January 1998 and has served as Secretary since June 2000. Prior thereto, Mr. Vander Woude was a director and shareholder in the law firm of Vander Woude & Istre, P.C., Waco, Texas from 1992 through 1997. From 1978 to 1992, Mr. Vander Woude was a director and shareholder of Sheehy, Lovelace & Mayfield, P.C., Waco, Texas.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission certain reports of beneficial ownership of the Company's Common Stock. Based solely on copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all applicable Section 16(a) filing requirements were complied with by its directors, officers and 10 percent stockholders during the last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning compensation for services during each of the last three years to (1) the Company's Chief Executive Officer during 2001, and (2) the Company's other four most highly compensated executive officers during 2001 serving as such at the end of 2001(collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                     LONG TERM
                                                                    COMPENSATION
                                                                       AWARDS
                                         ANNUAL COMPENSATION         SECURITIES
                                    -----------------------------    UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR   SALARY ($)   BONUS ($)   OPTIONS (#)    COMPENSATION (1)($)
---------------------------         ----   ----------   ---------   ------------   -------------------
James T. Sartain,.................  2001    300,014           --       50,000            15,190
  President and Chief               2000    300,014      130,000       50,000            16,018
  Executive Officer                 1999    300,014           --           --            16,843
Terry R. DeWitt,..................  2001    250,000           --       25,000             4,800
  Senior Vice President and         2000    250,000       80,640           --             5,040
  Co-President of FirstCity         1999    214,584      128,400           --             5,089
  Commercial Corporation
G. Stephen Fillip,................  2001    250,000           --       25,000             5,190
  Senior Vice President and         2000    250,000       83,400           --             5,310
  Co-President of FirstCity         1999    214,584       83,400           --             5,455
  Commercial Corporation
Richard J. Vander Woude,..........  2001    275,000           --       25,000             4,950
  Senior Vice President, General    2000    270,883       50,000       25,000             5,378
  Council and Secretary             1999    222,917       49,174           --             5,534
Jim W. Moore......................  2001    250,000      125,000       25,000             5,190
  Senior Vice President and         2000    206,250      130,000           --            16,977
  President of FirstCity            1999    172,917       10,000           --             4,428
  Consumer Lending

---------------

(1) With respect to Messrs. Hawkins, Sartain, DeWitt, Fillip and Moore, the total amounts indicated under "All Other Compensation" for 2001 consist of
    (a) amounts contributed to match a portion of such employee's contributions under a 401(k) plan ("401(k) Match"), (b) excess premiums paid on supplemental life insurance policies ("Supplement Life") and (c) personal use of a business vehicle ("Auto"), and (d) amounts paid for moving expenses ("Other"). The following table details the amounts paid during 2001 for each of the categories:

                                                 401(K)    SUPPLEMENT
EXECUTIVE                                       MATCH($)    LIFE($)     AUTO($)   TOTAL($)
---------                                       --------   ----------   -------   --------
James T. Sartain..............................   4,500        690       10,000     15,190
Terry R. DeWitt...............................   4,500        300           --      4,800
G. Stephen Fillip.............................   4,500        690           --      5,190
Richard J. Vander Woude.......................   4,500        450           --      4,950
Jim W. Moore..................................   4,500        690           --      5,190

STOCK OPTION AND PURCHASE PLANS AND 401(K) PLAN

     In October 1995, on the recommendation of the Stock Option Subcommittee of the Compensation Committee, the Board of Directors approved the grant of 229,600 stock options under the 1995 Stock Option and Award Plan. Of these options, 173,600 were granted to the Company's executive officers. The exercise price for all such options was equal to or greater than the fair market value of the underlying the Common Stock at the date of grant. Therefore, the holders of the stock options will benefit from such options only when, and to the extent, the price of the Common Stock increases after the grant of the option. The performance of individual executive officers and other key employees was considered by the Stock Option Subcommittee in allocating such grants, taking into account the Company's performance, each individual's contributions thereto and specific accomplishments in each individual's area of responsibility. In October 1996, on the recommendation of the Stock Option Subcommittee, the Board of Directors approved the grant of 18,000 stock options under the 1996 Stock Option and Award Plan (no such shares were granted to executive officers). In February 1997, on the recommendation of the Stock Option Subcommittee, the Board of Directors approved the grant of 95,200 stock options under the 1996 Stock Option and Award Plan Of these options, 46,200 were granted to the Company's executive officers. In September 1997, on the recommendation of the Stock Option Subcommittee, the Board of Directors approved the grant of 30,000 stock options under the 1996 Stock Option and Award Plan (no such shares were granted to executive officers).

     At the Company's annual stockholders' meeting, held on April 24, 1996, the Company's stockholders approved (1) the 1995 Stock Option and Award Plan, which provides for the grant of up to 230,000 options to purchase the Common Stock to plan participants (229,600 of which have been granted), (2) the 1996 Stock Option and Award Plan, which provides for the grant of up to 500,000 options to purchase the Common Stock to plan participants and (3) the 1995 Employee Stock Purchase Plan, under which up to 100,000 shares of the Common Stock may be made available for purchase by plan participants. Grants of options to purchase 15,473 shares of the Common Stock have been granted to date. The 1996 Stock Option and Award Plan also provides for the grant of up to 50,000 performance shares to employees of the Company, to be awarded in the discretion of the Stock Option Subcommittee. The performance measure to be used for the purposes of granting the performance shares will be the extent to which performance goals are met, in addition to the factors of total stockholder return, return on equity, earnings per share and the ratio of operating overhead to operating revenue.

     Beginning January 1, 1994, the Company also initiated a defined contribution 401(k) employee profit sharing plan (the "401(k) Plan") in which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company contributed approximately $152,000, $263,000, $238,000 in 2001, 2000 and 1999, respectively, to the 401(k)
Plan.

OPTION GRANTS

     The following table sets forth certain information with respect to grants of stock options under the 1995 Stock Option and Award Plan and the 1996 Stock Option and Award Plan during 2001, to the Named Executive Officers. In addition, there are shown hypothetical gains or "option spreads" that could be realized for the respective options, based on arbitrarily assumed rates of annual compound stock price appreciation of

5 percent and 10 percent from the date the options were granted over the full option terms. The Company granted no stock appreciation rights during 2001.

                                                                                                      POTENTIAL
                                                                                                 REALIZABLE VALUE AT
                                                                                                    ASSUMED ANNUAL
                                                OPTION GRANTS IN 2001                               RATES OF STOCK
                                                  INDIVIDUAL GRANTS                               PRICE APPRECIATION
                       -----------------------------------------------------------------------     FOR OPTION TERM
                        NUMBER OF SHARES     PERCENT OF TOTAL    EXERCISE OR BASE                        (2)
                       UNDERLYING OPTIONS   OPTIONS GRANTED TO      PRICE (PER      EXPIRATION   --------------------
NAME                     GRANTED(#)(1)      EMPLOYEES IN 2001       SHARE)($)          DATE       5%($)      10%($)
----                   ------------------   ------------------   ----------------   ----------   --------   ---------
James T. Sartain.....        50,000               15.97%               3.06         12/2/2009       --         --
Terry R. DeWitt......        25,000                7.99%               3.06         12/2/2009       --         --
G. Stephen Fillip....        25,000                7.99%               3.06         12/2/2009       --         --
Richard J. Vander
  Woude..............        25,000                7.99%               3.06         12/2/2009       --         --
Jim W. Moore.........        25,000                7.99%               3.06         12/2/2009       --         --

---------------

(1) The options granted to the above persons were granted as of December 20, 2001, at an exercise price of $3.06 (greater than fair market value of the Common Stock on the date of grant). The shares of the Common Stock underlying such option were 50% vested on the grant date, with the remaining 50% vesting in two equal, consecutive annual installments, commencing on the first anniversary of the grant date. Subject to the terms of the 1996 Stock Option and Award Plan, such option may be exercised to purchase all or any portion of such vested shares at any time prior to the termination thereof. The unexercised portions of such options, if any, terminate ten years from the grant date. Such options are non-transferable other than by will or the laws of descent and distribution. Under the 1996 Stock Option and Award Plan, the right to exercise options with respect to unvested shares may be accelerated in certain circumstances.

(2) As the weighted-average fair value of stock options granted during 2001 was $.99 on the grant date (compared to an exercise price of $3.06), there is no potential realizable value at assumed annual rates of stock price appreciation of 5% and 10% for the Option term. There can be no assurance that the assumed annual appreciation rates will be achieved.

OPTION EXERCISES AND YEAR-END VALUES

     The following table sets forth, for the Named Executive Officers, the number of shares of the Common Stock underlying both exercisable and non-exercisable stock options held by such persons as of December 31, 2001, and the year-end values for unexercised "in-the-money" options, which represent the positive spread between the exercise price of any such options and the year-end market price of the Common Stock. All such options were granted under the 1995 Stock Option and Award Plan and 1996 Stock Option and Award Plan. No options were exercised by the officers listed below during 2001.

                        AGGREGATED 2001 OPTION EXERCISES
                           AND YEAR-END OPTION VALUES

                                                     NUMBER OF SHARES            VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                    OPTIONS AT YEAR END            AT YEAR END($)(1)
                                                ---------------------------   ---------------------------
NAME                                            EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                            -----------   -------------   -----------   -------------
James T. Sartain..............................    62,300         62,500           --             --
Terry R. DeWitt...............................    30,200         25,000           --             --
G. Stephen Fillip.............................    30,200         25,000           --             --
Richard J. Vander Woude.......................    18,750         31,250           --             --
Jim W. Moore..................................    29,800         25,000           --             --

---------------

(1) Calculated using the aggregate market value (based on December 31, 2001 stock price of $1.20 per share) of the shares of the Common Stock underlying such options, less the aggregate exercise price payable.

DIRECTOR COMPENSATION

     Directors of the Company who are not employees of the Company or any of its subsidiaries receive a retainer of $3,000 per quarter for their services as directors (from January 1, 2001 through December 31, 2001, each such director received an aggregate of $12,000 for such director's services as director for such period). Such directors also receive $1,000 plus expenses for each regular and special Board meeting attended, and $1,000 plus expenses for each meeting of any committee of the Board attended, and $500 per each telephonic meeting. Directors who are employees of the Company do not receive directors' fees.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The following report concerning the specific factors, criteria and goals underlying decisions on payments and awards of compensation to each of the executive officers of the Company for fiscal year 2001 is provided by the Compensation Committee of the Company's Board of Directors.

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

SALARIES

     Salaries for the year 2001 for each of the Company's executive officers, including its Chief Executive Officer, were determined based upon such officer's level of responsibility, time with the Company, contribution to the Company and individual performance. The evaluation of these factors was subjective, and no fixed, relative weights were assigned thereto.

BONUSES

     Messrs. Sartain, DeWitt, Fillip, Vander Woude and Moore were participants in a bonus plan in each of their respective business units. Messrs. Sartain, DeWitt, Vander Woude and Fillip were not eligible for bonuses paid in 2001. Mr. Moore participated in a bonus pool established for executive management of Drive.

STOCK OPTIONS

     The Stock Option Subcommittee of the Compensation Committee believes that stock options are critical in motivating and rewarding the creation of long-term stockholder value, and the subcommittee has established a policy of awarding stock options each year based on the continuing progress of the Company as well as on individual performance.

     In 2001, the Stock Option Subcommittee recommended, and the Board of Directors approved, the grant of stock options for 275,500 shares of the Common Stock under the 1996 Stock Option and Award Plan (217,000 were granted to the Company's executive officers). The exercise price with respect to all such grants was equal to or greater than the fair market value of the underlying the Common Stock at the date of grant so that the holders of such options will benefit from such options only when, and to the extent, the price of the Common Stock increases after such grant. The performance of individual executive officers and other key employees was considered by the Stock Option Subcommittee in allocating such grants, taking into account the Company's performance, each individual's contributions thereto and specific accomplishments in each individual's area of responsibility.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     Recommendations regarding compensation of the Company's Chief Executive Officer are prepared by those members of the Compensation Committee, and are subject to the review, modification and approval of those members of the Board, other than the Chief Executive Officer. Such recommendations, reviews, modifications and approvals for 2001 were based on the Chief Executive Officer's level of responsibility, time with the Company, individual performance and significant contributions to the successful implementation of several important decisions that are expected to benefit the Company in future years, including the acquisition of various purchased asset portfolios.

                                          THE COMPENSATION COMMITTEE
                                          C. Ivan Wilson, Chairman
                                          David W. MacLennan
                                          Robert E. Garrison II

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Wilson (Chairman), Garrison and MacLennan served as members of the Compensation Committee of the Board of Directors during 2001. Messrs. Wilson, Garrison and MacLennan served as members of the Stock Option Subcommittee of the Compensation Committee during 2001. Neither of Messrs. Wilson, Garrison nor MacLennan was an officer or employee of the Company or any of its subsidiaries during 2000 or any prior year. No interlocking relationship exists between the members of the Company's Board of Directors or Compensation Committee and the board of directors and compensation committee of any other company, nor has any such interlocking relationship existed in the past.

EMPLOYMENT AGREEMENTS

     In 1999, the FirstCity Commercial entered into employment agreements with Messrs. Terry R. DeWitt, G. Stephen Fillip and James C. Holmes. The term of each of these contracts runs to December 31, 2004. These contracts provide for salaries of $250,000, $250,000 and $200,000, respectively. Additionally, these contracts provide for the establishment of a bonus pool based on the annual net profits of Commercial before taxes and interest expense on the indebtedness of Commercial to the Company exceeding certain thresholds. Messrs. DeWitt, Fillip and Holmes participate in the benefit plans of the Company.

CUMULATIVE TOTAL STOCKHOLDER RETURN

     The following performance graph (the "Performance Graph") compares the cumulative total stockholder return on the Common Stock, based on the market price thereof, with

     I. the cumulative total return of the CRSP Total Return Index for the Nasdaq Stock Market (US) (the "Nasdaq Market Index") prepared for Nasdaq by the Center for Research in Security Prices ("CRSP") and

     II. the CRSP Financial Stocks Index (the "Nasdaq Industry Index") prepared for Nasdaq by CRSP for the period beginning on December 31, 1996 and ending on December 31, 2001. Cumulative total stockholder return is based on an annual total return, which assumes the reinvestment of all dividends for the period shown and assumes that $100 was invested on December 31, 1996 in each of the Common Stock, the Nasdaq Market Index and the Nasdaq Industry Index. The Company has not declared any dividends during the period covered by the Performance Graph. The results shown in the Performance Graph are not necessarily indicative of future performance.

                              [PERFORMANCE GRAPH]

---------------------------------------------------------------------------------------------------------------------------------
                                 12/31/96   03/31/97   06/30/97   09/30/97   12/31/97   03/31/98   06/30/98   09/30/98   12/31/98
---------------------------------------------------------------------------------------------------------------------------------
 Nasdaq Market                     100.00      94.57     111.90     130.82     122.48     143.34     147.28     132.69     172.68
 NASDAQ Financial Stocks           100.00     104.36     121.45     141.68     153.93     162.15     158.01     130.72     148.57
 FirstCity Financial               100.00      74.14      96.55      87.93     104.74     104.31     100.00      55.17      44.61



---------------------------------------------------------------------------------------------------------------------------------
                                 03/31/99   06/30/99   09/30/99   12/31/99   03/31/00   06/30/00   09/29/00   12/29/00   03/31/01
---------------------------------------------------------------------------------------------------------------------------------
 Nasdaq Market                     193.65     211.83     217.11     320.89     360.25     313.24     288.25     193.01     144.08
 NASDAQ Financial Stocks           146.11     162.89     142.08     147.58     138.47     128.29     150.73     159.40     153.14
 FirstCity Financial                34.37      18.97       5.17       9.48       8.19       6.47       6.57       5.82       4.31

-------------------------------  ------------------------------
                                 06/29/01   09/28/01   12/31/01
-------------------------------  ------------------------------
 Nasdaq Market                     169.81     117.81     153.15
 NASDAQ Financial Stocks           173.00     166.01     175.34
 FirstCity Financial                 4.83       6.03       4.14

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the Common Stock owned on March 15, 2002 (the "Measurement Date") by (1) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock as of such date, (2) each of the Company's directors, (3) each of the Named Executive Officers and (4) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares of the Common Stock shown in the table are held with sole voting and investment power.

                                                                   SHARES            PERCENT
                                                                BENEFICIALLY           OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                            OWNED              CLASS
---------------------------------------                         ------------         -------
James R. Hawkins............................................     1,138,754(2)(11)     13.6%
James T. Sartain............................................       427,097(3)(11)      5.1%
Ed Smith....................................................       539,451(4)          6.4%
     1021 Main Street, #1000
     Houston, Texas 77002
Lindsey Capital.............................................       419,969(4)          5.0%
     1021 Main Street, #1000
     Houston, Texas 77002
Richard E. Bean.............................................        89,883(5)          1.1%
Dane Fulmer.................................................        29,850(6)            *
Robert E. Garrison II.......................................        55,550(6)            *
Jeffery Leu.................................................         1,250(7)            *
David W. MacLennan..........................................         4,250(5)            *
C. Ivan Wilson..............................................         6,914(5)            *
Terry R. DeWitt.............................................        45,082(8)            *
G. Stephen Fillip...........................................        76,587(8)            *
Jim W. Moore................................................        35,957(9)            *
Richard J. Vander Woude.....................................        24,185(10)           *
All directors and executive officers as a group (15
  persons)..................................................     2,024,244            23.5%

---------------

 * Less than 1%

(1) The business mailing address of each of such persons (except as otherwise indicated) is P.O. Box 8216, Waco, Texas 76714-8216.

(2) Includes 250,994 shares of Common Stock held of record by J-Hawk, Ltd., the sole general partner of which is Combined Funding, Inc. Mr. Hawkins may be deemed to beneficially own such shares of Common Stock as a result of his ownership of 50% of the common stock of 5-Star Management, Inc.

(3) Includes 24,800 and 37,500 shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's 1995 and 1996 Stock Option and Award Plan.

(4) 419,969 of such shares of Common Stock are held of record by Lindsey Capital Corporation. Mr. Smith beneficially owns such shares of Common Stock as a result of his ownership of 100% of the common stock of Lindsey Capital Corporation.

(5) Includes 4,250 shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's 1996 Stock Option and Award Plan.

(6) Includes 2,500 shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's 1996 Stock Option and Award Plan.

(7) Includes 1,250 shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's 1996 Stock Option and Award Plan. Mr. Leu is an officer of certain affiliates of Cargill, which, as of the Measurement Date was the record owner of 221,683 shares of

     Common Stock. Mr. Leu disclaims beneficial ownership of such shares. Cargill is party to the Shareholder Voting Agreement with Messrs. Hawkins and Sartain, and ATARA, regarding the Common Stock.

(8) Includes 11,500 and 18,700 shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's 1995 and 1996 Stock Option and Award Plan, respectively.

(9) Includes 10,200 and 19,600 shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's 1995 and 1996 Stock Option and Award Plan, respectively.

(10) Includes 18,750 shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's 1996 Stock Option and Award Plan.

(11) Messrs. Hawkins and Sartain and ATARA, the sole general partner of which is ATARA Corp., are parties to a Shareholder Voting Agreement with Cargill regarding the Common Stock, pursuant to which ATARA and Messrs. Hawkins and Sartain are required to vote their shares of Common Stock to elect one designee of Cargill as a director of the Company, and Cargill is required to vote its shares of Common Stock to elect one or more designees of ATARA and Messrs. Hawkins and Sartain as directors of the company. Each of Messrs. Hawkins and Sartain and ATARA disclaims beneficial ownership of the shares of Common Stock owned by Cargill.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     Under the Right of First Refusal Agreement, if the Company receives an invitation to bid on or otherwise obtains an opportunity to acquire interests in loans, receivables, real estate or other assets located in the United States, Canada, Mexico, or the Caribbean in which the aggregate amount to be bid exceeds $4 million, the Company is required to follow a prescribed notice procedure pursuant to which CFSC has the option to participate in the proposed purchase by requiring that such purchase or acquisition be effected through an Acquisition Partnership formed by the Company and Cargill (or an affiliate). The Right of First Refusal Agreement does not prohibit the Company from holding discussions with entities other than CFSC regarding potential joint purchases of interests in loans, receivables, real estate or other assets, provided that any such purchase is subject to CFSC's right to participate in the Company's share of the investment. The Right of First Refusal Agreement further provides that, subject to certain conditions, CFSC will bear 50% of the due diligence expenses incurred by the Company in connection with proposed asset purchases. The Right of First Refusal Agreement is a restatement and extension of a similar agreement entered into among the Company, certain members of the Company's management and Cargill in 1992. The Right of First Refusal Agreement has a termination date of January 1, 2003.

     The Company has loans receivable, totaling $18.6 million at December 31, 2001, made to certain Acquisition Partnerships located in Mexico. These loans are at fixed rates ranging from 19% to 20%, with default provisions allowing for rates from 23% to 30%. The Company also has a loan receivable ($1.2 million at December 31, 2001) to a domestic Acquisition Partnership bearing interest at Prime plus 7%. Payments on these notes are dependent upon proceeds from the resolution of Portfolio Assets held by the Acquisition Partnerships. See notes 1 and 5 of the Notes to Consolidated Financial Statements.

     During the first quarter of 2001, the Company sold 35% of its equity interest in a domestic Acquisition Partnership to CFSC for $7.0 million resulting in a gain of $3.1 million. In the third quarter of 2001, the Company sold all of its interest in another domestic Acquisition Partnership to CFSC for $.6 million resulting in a gain of $.2 million.

     During 2000, Cargill provided the Company with a $30 million credit facility, which matures in March 2003. Borrowings under such facility bore interest at LIBOR plus 4.5% and were secured by investments in Acquisition Partnerships. As of December 31, 2001, outstanding borrowings under such facility were $27.4 million. Jeffery D. Leu, a director of the Company, is an officer of certain affiliates of Cargill. The Company believes that the terms of this credit facility are generally as favorable to the Company as the terms it would receive from an independent third party.

     During 1999, Cargill provided the Company with a $9.6 million credit facility, which matures in January 2003. Borrowings under such facility bore interest at LIBOR plus 5% and were secured by the stock of Bosque Asset Corporation and the proceeds of the class F and UR certificates held by FirstStreet Investment, LLC. As of May 18, 2001, outstanding borrowings under such facility were $7.6 million. The Company believes that the terms of this credit facility are generally as favorable to the Company as the terms it would receive from an independent third party.

     Pursuant to a noncancellable operating lease, the Company leases the office space for its principal executive offices in Waco, Texas from a trust created for the benefit of the children of James R. Hawkins, the Chairman of the Board of the Company. This lease expires in December of 2001 and contains an option in favor of the Company pursuant to which the Company may renew the lease for two additional five-year periods, with escalating lease payments. Rental expenses under such lease for calendar year 2001 were $90,000. The Company believes that the terms of such lease are generally as favorable to the Company as the terms it would receive from an independent third party.

     At March 15, 2002 Terry R. DeWitt, the Co-President of FirstCity Commercial, had indebtedness with the Company in the amount of $125,000. The largest amount of indebtedness outstanding at any time during 2001 was $132,000. Such indebtedness is unsecured and bears interest at the rate of 5% annually. Repayment of such indebtedness is expected from future performance bonuses from the Company. To the extent such repayment from performance bonuses does not meet the amounts due under this indebtedness, the difference between the amount due and the amount repaid from performance bonuses will be forgiven. If employment is terminated during the term, the remaining amount due will not be forgiven.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements

     The consolidated financial statements of FirstCity, the combined financial statements of the WAMCO Partnerships (Acquisition Partnerships), and the consolidated financial statements of Drive Financial Services LP are incorporated herein by reference to Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

     2.  Financial Statement Schedules

     Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in Item 8, "Financial Statements and Supplementary Data."

     3.  Exhibits

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
   2.1    --   Joint Plan of Reorganization by First City Bancorporation of
               Texas, Inc., Official Committee of Equity Security Holders
               and J-Hawk Corporation, with the Participation of Cargill
               Financial Services Corporation, Under Chapter 11 of the
               United States Bankruptcy Code, Case No. 392-39474-HCA-11
               (incorporated herein by reference to Exhibit 2.1 of the
               Company's Current Report on Form 8-K dated July 3, 1995
               filed with the Commission on July 18, 1995).
   2.2    --   Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and
               J-Hawk Corporation (incorporated herein by reference to
               Exhibit 2.2 of the Company's Current Report on Form 8-K
               dated July 3, 1995 filed with the Commission on July 18,
               1995).
   3.1    --   Amended and Restated Certificate of Incorporation of the
               Company (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
   3.2    --   Bylaws of the Company (incorporated herein by reference to
               Exhibit 3.2 of the Company's Current Report on Form 8-K
               dated July 3, 1995 filed with the Commission on July 18,
               1995).
   4.1    --   Certificate of Designations of the New Preferred Stock
               ($0.01 par value) of the Company. (incorporated herein by
               reference to Exhibit 4.1 to the Company's Current Report on form 10-K dated March 24, 1998 filed with the Commission on
               March 26, 1998).
   4.2    --   Warrant Agreement, dated July 3, 1995, by and between the
               Company and American Stock Transfer & Trust Company, as
               Warrant Agent (incorporated herein by reference to Exhibit
               4.2 of the Company's Current Report on Form 8-K dated July
               3, 1995 filed with the Commission on July 18, 1995).
   4.3    --   Registration Rights Agreement, dated July 1, 1997, among the
               Company, Richard J. Gillen, Bernice J. Gillen, Harbor
               Financial Mortgage Company Employees Pension Plan, Lindsey
               Capital Corporation, Ed Smith and Thomas E. Smith.
               (incorporated herein by reference to Exhibit 4.3 of the
               Company's Form 10-K dated March 24, 1998 filed with the
               Commission on March 26, 1998).
   4.4    --   Stock Purchase Agreement, dated March 24, 1998, between the
               Company and Texas Commerce Shareholders Company.
               (incorporated herein by reference to Exhibit 4.4 of the
               Company's Form 10-K dated March 24, 1998 filed with the
               Commission on March 26, 1998).
   4.5    --   Registration Rights Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company.
               (incorporated herein by reference to Exhibit 4.5 of the
               Company's Form 10-K dated March 24, 1998 filed with the
               Commission on March 24, 1998).
   9.1    --   Shareholder Voting Agreement, dated as of June 29, 1995,
               among ATARA I Ltd., James R. Hawkins, James T. Sartain and
               Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company's Form 10-K dated
               March 24,1998 filed with the Commission on March 26, 1998).
  10.1    --   Trust Agreement of FirstCity Liquidating Trust, dated July
               3, 1995 (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
  10.2    --   Investment Management Agreement, dated July 3, 1995, between the Company and FirstCity Liquidating Trust (incorporated
               herein by reference to Exhibit 10.2 of the Company's Current
               Report on Form 8-K dated July 3, 1995 filed with the
               Commission on July 18, 1995).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
  10.3    --   Lock-Box Agreement, dated July 11, 1995, among the Company,
               NationsBank of Texas, N.A., as lock-box agent, FirstCity
               Liquidating Trust, FCLT Loans, L.P., and the other
               Trust-Owned Affiliates signatory thereto, and each of
               NationsBank of Texas, N.A. and Fleet National Bank, as
               co-lenders (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).
  10.4    --   Custodial Agreement, dated July 11, 1995, among Fleet
               National Bank, as custodian, Fleet National Bank, as agent,
               FCLT Loans, L.P., FirstCity Liquidating Trust, and the
               Company (incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-A/A dated August 25, 1995 filed with
               the Commission on August 25, 1995).
  10.5    --   Tier 3 Custodial Agreement, dated July 11, 1995, among the
               Company, as custodian, Fleet National Bank, as agent, FCLT
               Loans, L.P., FirstCity Liquidating Trust, and the Company,
               as servicer (incorporated herein by reference to Exhibit
               10.5 of the Company's Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).
  10.6    --   12/97 Amended and Restated Facilities Agreement, dated
               effective as of December 3, 1997, among Harbor Financial
               Mortgage Corporation, New America Financial, Inc., Texas
               Commerce Bank National Association and the other warehouse lenders party thereto. (incorporated herein by reference to
               Exhibit 10.6 of the Company's Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
  10.7    --   Modification Agreement, dated January 26, 1998, to the
               Amended and Restated Facilities Agreement, dated as of
               December 3, 1997, among Harbor Financial Mortgage
               Corporation, New America Financial, Inc. and Chase Bank of
               Texas, National Association (formerly known as Texas
               Commerce Bank National Association). (incorporated herein by reference to Exhibit 10.7 of the company's Form 10-K dated
               March 24, 1998 filed with the Commission March 26, 1998).
  10.8    --   $50,000,000 3/98 Chase Texas Temporary Additional Warehouse
               Note, dated March 17, 1998, by Harbor Financial Mortgage
               Corporation and New America Financial, Inc., in favor of
               Chase Bank of Texas, National Association. (incorporated
               herein by reference to Exhibit 10.8 of the Company's Form
               10-K dated March 24, 1998 filed with the Commission March
               26, 1998).
  10.9    --   Employment Agreement, dated as of July 1, 1997, by and
               between Harbor Financial Mortgage Corporation and Richard J.
               Gillen. (incorporated herein by reference to Exhibit 10.9 of the Company's 10-K dated March 24, 1998 filed with the
               Commission March 26, 1998).
  10.10   --   Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R. Brower, with similar agreements between FC Capital Corp. and each of
               James H. Aronoff and Christopher J. Morrissey. (incorporated herein by reference to Exhibit 10.10 of the Company's Form
               10-K dated March 24, 1998 filed with the Commission March
               26, 1998).
  10.11   --   Shareholder Agreement, dated as of September 8, 1997, among
               FirstCity Funding Corporation, FirstCity Consumer Lending
               Corporation, Thomas R. Brower, Scot A. Foith, Thomas G.
               Dundon, R. Tyler Whann, Bradley C. Reeves, Stephen H. Trent
               and Blake P. Bozman. (incorporated herein by reference to
               Exhibit 10.11 of the Company's Form 10-K dated March 24,
               1998 filed with the Commission March 26, 1998).
  10.12   --   Revolving Credit Loan Agreement, dated as of March 20, 1998, by and between FC Properties, Ltd. and Nomura Asset Capital
               Corporation. (incorporated herein by reference to Exhibit
               10.12 of the Company's Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
  10.13   --   Revolving Credit Loan Agreement, dated as of February 27,
               1998, by and between FH Partners, L.P. and Nomura Asset
               Capital Corporation. (incorporated herein by reference to
               Exhibit 10.13 of the Company's Form 10-K dated March 24,
               1998 filed with the Commission March 26, 1998).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
  10.14   --   Note Agreement, dated as of June 6, 1997, among Bosque Asset
               Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
               Investment Realty Partners, L.P. and Bankers Trust Company
               of California, N.A. (incorporated herein by reference to
               Exhibit 10.14 of the Company's Form 10-K dated March 24,
               1998 filed with the Commission March 26, 1998).
  10.15   --   60,000,000 French Franc Revolving Promissory Note, dated
               September 25, 1997, by J-Hawk International Corporation in
               favor of the Bank of Scotland. (incorporated herein by
               reference to Exhibit 10.15 of the Company's Form 10-K dated
               March 24, 1998 filed with the Commission March 26, 1998).
  10.16   --   Loan Agreement, dated as of September 25, 1997, by and
               between Bank of Scotland and J-Hawk International
               Corporation. (incorporated herein reference to Exhibit 10.16 of the Company's Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
  10.17   --   Guaranty Agreement, dated as of September 25, 1997, by
               J-Hawk (incorporated herein by reference to Exhibit 10.17 of the Company's Form 10-K dated March 24, 1998 filed with the
               Commission March 26, 1998).
  10.18   --   Guaranty Agreement, dated as of September 25, 1997, by
               FirstCity Financial Corporation in favor of Bank of
               Scotland. (incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
  10.19   --   Warehouse Credit Agreement, dated as of May 17, 1996, among
               ContiTrade Services L.L.C., N.A.F. Auto Loan Trust and
               National Auto Funding Corporation. (incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-K dated
               March 24, 1998 filed with the Commission March 26, 1998).
  10.20   --   Funding Commitment, dated as of May 17, 1996 by and between
               ContiTrade Services L.L.C. and the Company. (incorporated
               herein by reference to Exhibit 10.20 of the Company's Form
               10-K dated March 24, 1998 filed with the Commission March
               26, 1998).
  10.21   --   Revolving Credit Agreement, dated as of December 29, 1995, by and between the Company and Cargill Financial Services
               Corporation, as amended by the Eighth Amendment to Revolving
               Credit Agreement dated February 1998. (incorporated herein by reference to Exhibit 10.21 of the Company's Form 10-K
               dated March 24, 1998 filed with the Commission March 26,
               1998).
  10.22   --   Master Repurchase Agreement Governing Purchased and Sales of
               Mortgage Loans, dated as of July 1998, between Lehman
               Commercial Paper Inc. and FHB Funding Corp. (incorporated
               herein by reference to Exhibit 10.1 of the Company's Form
               10-Q dated August 14, 1998, filed with the Commission August
               18, 1998).
  10.23   --   Warehouse Credit Agreement, dated as of April 30, 1998 among
               ContiTrade Services, L.L.C., FirstCity Consumer Lending
               Corporation, FirstCity Auto Receivables L.L.C. and FirstCity
               Financial Corporation. (incorporated herein by reference to
               Exhibit 10.2 of the Company's Form 10-Q dated August 14,
               1998, filed with the Commission August 16, 1998).
  10.24   --   Servicing Agreement, dated as of April 30, 1998 among
               FirstCity Auto Receivables L.L.C., FirstCity Servicing
               Corporation of California, FirstCity Consumer Lending
               Corporation and ContiTrade Services L.L.C. (incorporated
               herein by reference to Exhibit 10.3 of the Company's Form
               10-Q dated August 14, 1998, filed with the Commission August
               16, 1998).
  10.25   --   Security and Collateral Agreement, dated as of April 30,
               1998 among FirstCity Auto Receivables L.L.C., ContiTrade
               Services L.L.C. and Chase Bank of Texas, National
               Association. (incorporated herein by reference to Exhibit
               10.4 of the Company's Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).
  10.26   --   Loan Agreement, dated as of July 24, 1998, between FirstCity
               Commercial Corporation and CFSC Capital Corp. XXX
               (incorporated herein by reference Exhibit 10.5 of the
               Company's Form 10-Q dated August 14, 1998, filed with the
               Commission on August 18, 1998).
  10.27   --   Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit
               10.6 of the Company's Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998)

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
  10.28   --   First Amendment to Loan Agreement, dated July 20, 1998,
               between Bank of Scotland and the Company (incorporated
               herein by reference to Exhibit 10.7 of the Company's Form
               10-Q dated August 14, 1998, filed with the Commission on
               August 18, 1998).
  10.29   --   Employment Agreement, dated October 1, 1998, by and between
               FirstCity. Financial Mortgage Corporation, and Buddy L.
               Terrell (incorporated herein by reference to Exhibit 10.29 of the Company's Form 10-Q dated May 17, 1999, filed with
               the commission on May 17, 1999).
  10.30   --   Security Agreement, dated as of April 30, 1998 among
               Enterprise Funding Corporation, FCAR Receivables L.L.C.,
               MBIA Insurance Corporation, FirstCity Funding Corporation,
               NationsBank N.A. and CSC Logic/MSA LLP d/b/a Loan Servicing
               Enterprise (incorporated herein by reference to Exhibit
               10.30 of the Company's Form 10-Q dated May 17, 1999, filed with the Commission on May 17, 1999).
  10.31   --   Note purchase agreement, dated March 30, 1999 among
               Enterprise Funding Corporation, FCAR Receivables, L.L.C. and
               NationsBank, N.A. (incorporated herein by reference to
               Exhibit 10.31 of the Company's Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).
  10.32   --   Custodian Agreement, dated March 30, 1999, among FCAR
               Receivables L.L.C., FirstCity Funding Corporation,
               NationsBank, N.A., Enterprise Funding Corporation and Chase
               Bank of Texas, N.A. (incorporated herein by reference to
               Exhibit 10.32 of the Company's Form 10-Q dated May 17, 1999, filed with the Commission on May 17, 1999).
  10.33   --   Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America Financial,
               Inc., FirstCity Financial Mortgage Corporation, and Guaranty
               Federal Bank F.S.B. as Administrative Agent and Bank One,
               Texas, N.A. as Collateral Agent (incorporated herein by
               reference to Exhibit 10.33 of the Company's Form 10-Q dated
               August 16, 1999, filed with the Commission on August 16,
               1999).
  10.34   --   Tenth Amendment to Loan Agreement, dated August 11, 1999
               between Bank of Scotland and the Company (incorporated
               herein by reference to Exhibit 10.34 of the Company's Form
               10-Q dated August 16, 1999, filed with the Commission on
               August 16, 1999).
  10.35   --   Amended and Restated Loan Agreement, dated December 20,
               1999, by and among FirstCity Financial Corporation as
               Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to
               Exhibit 10.1 of the Company's Form 8-K dated December 22,
               1999, filed with the Commission on December 28, 1999).
  10.36   --   Subordinated Secured Senior Note Purchase Agreement, dated
               December 20, 1999, between FirstCity Financial Corporation, as Issuer and IFA Corporation, as Purchaser (incorporated
               herein by reference to Exhibit 10.2 of the Company's Form
               8-K dated December 22, 1999, filed with the Commission on
               December 28, 1999).
  10.37   --   Employment Agreement, dated October 1, 1999, by and between
               FirstCity Commercial Corporation and Terry R. DeWitt.
               (incorporated herein by reference to Exhibit 10.37 of the
               Company's Form 10-K dated February 8, 2000, filed with the commission on February 8, 2000).
  10.38   --   Employment Agreement, dated October 1, 1999, by and between
               FirstCity Commercial Corporation and G. Stephen Fillip.
               (incorporated herein by reference to Exhibit 10.38 of the
               Company's Form 10-K dated February 8, 2000, filed with the
               Commission on February 8, 2000).
  10.39   --   Shareholder Agreement, dated October 1, 1999, by and among
               FirstCity Holdings Corporation, FirstCity Commercial
               Corporation, Terry R. DeWitt, G. Stephen Fillip and James C.
               Holmes (incorporated herein by reference to Exhibit 10.39 of the Company's Form 10-K dated February 8, 2000, filed with the Commission on February 8, 2000).
  10.40   --   Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP,
               Funding GP, IFA-GP and IFA-LP. (incorporated herein by
               reference to Exhibit 10.40 of the Company's Form 8-K dated
               August 25, 2000, filed with the Commission on September 11,
               2000).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
  10.41   --   Contribution and Assumption Agreement by and between
               Consumer Corp. and Drive dated as of August 18, 2000.
               (incorporated herein by reference to Exhibit 10.41 of the
               Company's Form 8-K dated August 25, 2000, filed with the
               Commission on September 11, 2000).
  10.42   --   Contribution and Assumption Agreement by and between Funding
               LP and Drive dated as of August 18, 2000. (incorporated
               herein by reference to Exhibit 10.42 of the Company's Form
               8-K dated August 25, 2000, filed with the Commission on
               September 11, 2000).
  10.43   --   Second Amendment to Amended and Restated Loan Agreement,
               dated December 20, 1999, by and among the Company, as
               borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company's Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
  10.44   --   Receivables Financing Agreement, dated August 18, 2000,
               among Drive BOS LP, Drive Financial Services LP, each
               Lender, IPA Inc. and Wells Fargo Bank Minnesota, N.A.
               (incorporated herein by reference to Exhibit 10.44 of the
               Company's Form 10-K dated April 13, 2001, filed with the
               Commission on April 13, 2001).
  10.45   --   Amendment to Loan Agreement and extension of Promissory
               Note, dated January 12, 2001, by and between FirstCity
               Holdings Corporation and CSFC Capital Corp. XXX
               (incorporated herein by reference to Exhibit 10.45 of the
               Company's Form 10-K dated April 13, 2001, filed with the
               Commission on April 13, 2001).
  10.46   --   Second Amendment, dated as of February 16, 2001, to the
               Receivables Financing Agreement, dated as of August 18,
               2000, among Drive BOS LP, Drive Financial Services LP the
               Lenders party thereto, IPA Incorporated and Wells Fargo Bank
               Minnesota, NA (incorporated herein by reference to Exhibit
               10.46 of the Company's Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
  10.47   --   Subordinate Capital Loan Agreement, dated as of February 16,
               2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and
               IPA Incorporated (incorporated herein by reference to
               Exhibit 10.47 of the Company's Form 10-K dated April 13,
               2001, filed with the Commission on April 13, 2001).
  10.48   --   Amended and Restated Amendment #4 (Option and Option
               Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to
               Exhibit 99.1 of the Company's Form 8-K dated January 18,
               2002, filed with the Commission on January 18, 2002).
 *21.1    --   Subsidiaries of the Registrant.
 *23.1    --   Consent of KPMG LLP.
 *23.2    --   Consent of KPMG LLP.
 *23.3    --   Consent of KPMG LLP.

---------------

 *  Filed herewith.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed with the Commission during the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRSTCITY FINANCIAL CORPORATION

                                          By:     /s/ JAMES R. HAWKINS
                                            ------------------------------------
                                                      James R. Hawkins
                                                   Chairman of the Board

March 29, 2002

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ JAMES R. HAWKINS                  Chairman of the Board and Director   March 29, 2002
 ------------------------------------------------
                 James R. Hawkins


               /s/ JAMES T. SARTAIN                  President, Chief Executive Officer   March 29, 2002
 ------------------------------------------------               and Director
                 James T. Sartain                      (Principal Executive Officer)


                /s/ J. BRYAN BAKER                    Senior Vice President and Chief     March 29, 2002
 ------------------------------------------------            Financial Officer
                  J. Bryan Baker                       (Principal financial officer)


                /s/ C. IVAN WILSON                       Vice Chairman of the Board       March 29, 2002
 ------------------------------------------------               and Director
                  C. Ivan Wilson


               /s/ RICHARD E. BEAN                                Director                March 29, 2002
 ------------------------------------------------
                 Richard E. Bean


              /s/ ROBERT E. GARRISON                              Director                March 29, 2002
 ------------------------------------------------
                Robert E. Garrison


                 /s/ DANE FULMER                                  Director                March 29, 2002
 ------------------------------------------------
                   Dane Fulmer


                /s/ JEFFERY D. LEU                                Director                March 29, 2002
 ------------------------------------------------
                  Jeffery D. Leu


                /s/ DAVE MACLENNAN                                Director                March 29, 2002
 ------------------------------------------------
                  Dave MacLennan

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
   2.1     --  Joint Plan of Reorganization by First City Bancorporation of
               Texas, Inc., Official Committee of Equity Security Holders
               and J-Hawk Corporation, with the Participation of Cargill
               Financial Services Corporation, Under Chapter 11 of the
               United States Bankruptcy Code, Case No. 392-39474-HCA-11
               (incorporated herein by reference to Exhibit 2.1 of the
               Company's Current Report on Form 8-K dated July 3, 1995
               filed with the Commission on July 18, 1995).
   2.2     --  Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and
               J-Hawk Corporation (incorporated herein by reference to
               Exhibit 2.2 of the Company's Current Report on Form 8-K
               dated July 3, 1995 filed with the Commission on July 18,
               1995).
   3.1     --  Amended and Restated Certificate of Incorporation of the
               Company (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
   3.2     --  Bylaws of the Company (incorporated herein by reference to
               Exhibit 3.2 of the Company's Current Report on Form 8-K
               dated July 3, 1995 filed with the Commission on July 18,
               1995).
   4.1     --  Certificate of Designations of the New Preferred Stock
               ($0.01 par value) of the Company. (incorporated herein by
               reference to Exhibit 4.1 to the Company's Current Report on form 10-K dated March 24, 1998 filed with the Commission on
               March 26, 1998).
   4.2     --  Warrant Agreement, dated July 3, 1995, by and between the
               Company and American Stock Transfer & Trust Company, as
               Warrant Agent (incorporated herein by reference to Exhibit
               4.2 of the Company's Current Report on Form 8-K dated July
               3, 1995 filed with the Commission on July 18, 1995).
   4.3     --  Registration Rights Agreement, dated July 1, 1997, among the
               Company, Richard J. Gillen, Bernice J. Gillen, Harbor
               Financial Mortgage Company Employees Pension Plan, Lindsey
               Capital Corporation, Ed Smith and Thomas E. Smith.
               (incorporated herein by reference to Exhibit 4.3 of the
               Company's Form 10-K dated March 24, 1998 filed with the
               Commission on March 26, 1998).
   4.4     --  Stock Purchase Agreement, dated March 24, 1998, between the
               Company and Texas Commerce Shareholders Company.
               (incorporated herein by reference to Exhibit 4.4 of the
               Company's Form 10-K dated March 24, 1998 filed with the
               Commission on March 26, 1998).
   4.5     --  Registration Rights Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company.
               (incorporated herein by reference to Exhibit 4.5 of the
               Company's Form 10-K dated March 24, 1998 filed with the
               Commission on March 24, 1998).
   9.1     --  Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and
               Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company's Form 10-K dated
               March 24,1998 filed with the Commission on March 26, 1998).
  10.1     --  Trust Agreement of FirstCity Liquidating Trust, dated July
               3, 1995 (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
  10.2     --  Investment Management Agreement, dated July 3, 1995, between the Company and FirstCity Liquidating Trust (incorporated
               herein by reference to Exhibit 10.2 of the Company's Current
               Report on Form 8-K dated July 3, 1995 filed with the
               Commission on July 18, 1995).
  10.3     --  Lock-Box Agreement, dated July 11, 1995, among the Company,
               NationsBank of Texas, N.A., as lock-box agent, FirstCity
               Liquidating Trust, FCLT Loans, L.P., and the other
               Trust-Owned Affiliates signatory thereto, and each of
               NationsBank of Texas, N.A. and Fleet National Bank, as
               co-lenders (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).
  10.4     --  Custodial Agreement, dated July 11, 1995, among Fleet
               National Bank, as custodian, Fleet National Bank, as agent,
               FCLT Loans, L.P., FirstCity Liquidating Trust, and the
               Company (incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-A/A dated August 25, 1995 filed with
               the Commission on August 25, 1995).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
  10.5     --  Tier 3 Custodial Agreement, dated July 11, 1995, among the
               Company, as custodian, Fleet National Bank, as agent, FCLT
               Loans, L.P., FirstCity Liquidating Trust, and the Company,
               as servicer (incorporated herein by reference to Exhibit
               10.5 of the Company's Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).
  10.6     --  12/97 Amended and Restated Facilities Agreement, dated effective as of December 3, 1997, among Harbor Financial
               Mortgage Corporation, New America Financial, Inc., Texas
               Commerce Bank National Association and the other warehouse lenders party thereto. (incorporated herein by reference to
               Exhibit 10.6 of the Company's Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
  10.7     --  Modification Agreement, dated January 26, 1998, to the
               Amended and Restated Facilities Agreement, dated as of
               December 3, 1997, among Harbor Financial Mortgage
               Corporation, New America Financial, Inc. and Chase Bank of
               Texas, National Association (formerly known as Texas
               Commerce Bank National Association). (incorporated herein by reference to Exhibit 10.7 of the company's Form 10-K dated
               March 24, 1998 filed with the Commission March 26, 1998).
  10.8     --  $50,000,000 3/98 Chase Texas Temporary Additional Warehouse
               Note, dated March 17, 1998, by Harbor Financial Mortgage
               Corporation and New America Financial, Inc., in favor of
               Chase Bank of Texas, National Association. (incorporated
               herein by reference to Exhibit 10.8 of the Company's Form
               10-K dated March 24, 1998 filed with the Commission March
               26, 1998).
  10.9     --  Employment Agreement, dated as of July 1, 1997, by and between Harbor Financial Mortgage Corporation and Richard J.
               Gillen. (incorporated herein by reference to Exhibit 10.9 of the Company's 10-K dated March 24, 1998 filed with the
               Commission March 26, 1998).
  10.10    --  Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R. Brower, with similar agreements between FC Capital Corp. and each of
               James H. Aronoff and Christopher J. Morrissey. (incorporated herein by reference to Exhibit 10.10 of the Company's Form
               10-K dated March 24, 1998 filed with the Commission March
               26, 1998).
  10.11    --  Shareholder Agreement, dated as of September 8, 1997, among
               FirstCity Funding Corporation, FirstCity Consumer Lending
               Corporation, Thomas R. Brower, Scot A. Foith, Thomas G.
               Dundon, R. Tyler Whann, Bradley C. Reeves, Stephen H. Trent
               and Blake P. Bozman. (incorporated herein by reference to
               Exhibit 10.11 of the Company's Form 10-K dated March 24,
               1998 filed with the Commission March 26, 1998).
  10.12    --  Revolving Credit Loan Agreement, dated as of March 20, 1998, by and between FC Properties, Ltd. and Nomura Asset Capital
               Corporation. (incorporated herein by reference to Exhibit
               10.12 of the Company's Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
  10.13    --  Revolving Credit Loan Agreement, dated as of February 27,
               1998, by and between FH Partners, L.P. and Nomura Asset
               Capital Corporation. (incorporated herein by reference to
               Exhibit 10.13 of the Company's Form 10-K dated March 24,
               1998 filed with the Commission March 26, 1998).
  10.14    --  Note Agreement, dated as of June 6, 1997, among Bosque Asset
               Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
               Investment Realty Partners, L.P. and Bankers Trust Company
               of California, N.A. (incorporated herein by reference to
               Exhibit 10.14 of the Company's Form 10-K dated March 24,
               1998 filed with the Commission March 26, 1998).
  10.15    --  60,000,000 French Franc Revolving Promissory Note, dated
               September 25, 1997, by J-Hawk International Corporation in
               favor of the Bank of Scotland. (incorporated herein by
               reference to Exhibit 10.15 of the Company's Form 10-K dated
               March 24, 1998 filed with the Commission March 26, 1998).
  10.16    --  Loan Agreement, dated as of September 25, 1997, by and between Bank of Scotland and J-Hawk International
               Corporation. (incorporated herein reference to Exhibit 10.16 of the Company's Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
  10.17    --  Guaranty Agreement, dated as of September 25, 1997, by
               J-Hawk (incorporated herein by reference to Exhibit 10.17 of the Company's Form 10-K dated March 24, 1998 filed with the
               Commission March 26, 1998).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
  10.18    --  Guaranty Agreement, dated as of September 25, 1997, by
               FirstCity Financial Corporation in favor of Bank of
               Scotland. (incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
  10.19    --  Warehouse Credit Agreement, dated as of May 17, 1996, among
               ContiTrade Services L.L.C., N.A.F. Auto Loan Trust and
               National Auto Funding Corporation. (incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-K dated
               March 24, 1998 filed with the Commission March 26, 1998).
  10.20    --  Funding Commitment, dated as of May 17, 1996 by and between
               ContiTrade Services L.L.C. and the Company. (incorporated
               herein by reference to Exhibit 10.20 of the Company's Form
               10-K dated March 24, 1998 filed with the Commission March
               26, 1998).
  10.21    --  Revolving Credit Agreement, dated as of December 29, 1995, by and between the Company and Cargill Financial Services
               Corporation, as amended by the Eighth Amendment to Revolving
               Credit Agreement dated February 1998. (incorporated herein by reference to Exhibit 10.21 of the Company's Form 10-K
               dated March 24, 1998 filed with the Commission March 26,
               1998).
  10.22    --  Master Repurchase Agreement Governing Purchased and Sales of
               Mortgage Loans, dated as of July 1998, between Lehman
               Commercial Paper Inc. and FHB Funding Corp. (incorporated
               herein by reference to Exhibit 10.1 of the Company's Form
               10-Q dated August 14, 1998, filed with the Commission August
               18, 1998).
  10.23    --  Warehouse Credit Agreement, dated as of April 30, 1998 among
               ContiTrade Services, L.L.C., FirstCity Consumer Lending
               Corporation, FirstCity Auto Receivables L.L.C. and FirstCity
               Financial Corporation. (incorporated herein by reference to
               Exhibit 10.2 of the Company's Form 10-Q dated August 14,
               1998, filed with the Commission August 16, 1998).
  10.24    --  Servicing Agreement, dated as of April 30, 1998 among
               FirstCity Auto Receivables L.L.C., FirstCity Servicing
               Corporation of California, FirstCity Consumer Lending
               Corporation and ContiTrade Services L.L.C. (incorporated
               herein by reference to Exhibit 10.3 of the Company's Form
               10-Q dated August 14, 1998, filed with the Commission August
               16, 1998).
  10.25    --  Security and Collateral Agreement, dated as of April 30,
               1998 among FirstCity Auto Receivables L.L.C., ContiTrade
               Services L.L.C. and Chase Bank of Texas, National
               Association. (incorporated herein by reference to Exhibit
               10.4 of the Company's Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).
  10.26    --  Loan Agreement, dated as of July 24, 1998, between FirstCity
               Commercial Corporation and CFSC Capital Corp. XXX
               (incorporated herein by reference Exhibit 10.5 of the
               Company's Form 10-Q dated August 14, 1998, filed with the
               Commission on August 18, 1998).
  10.27    --  Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit
               10.6 of the Company's Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998)
  10.28    --  First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
               herein by reference to Exhibit 10.7 of the Company's Form
               10-Q dated August 14, 1998, filed with the Commission on
               August 18, 1998).
  10.29    --  Employment Agreement, dated October 1, 1998, by and between
               FirstCity. Financial Mortgage Corporation, and Buddy L.
               Terrell (incorporated herein by reference to Exhibit 10.29 of the Company's Form 10-Q dated May 17, 1999, filed with
               the commission on May 17, 1999).
  10.30    --  Security Agreement, dated as of April 30, 1998 among
               Enterprise Funding Corporation, FCAR Receivables L.L.C.,
               MBIA Insurance Corporation, FirstCity Funding Corporation,
               NationsBank N.A. and CSC Logic/MSA LLP d/b/a Loan Servicing
               Enterprise (incorporated herein by reference to Exhibit
               10.30 of the Company's Form 10-Q dated May 17, 1999, filed with the Commission on May 17, 1999).
  10.31    --  Note purchase agreement, dated March 30, 1999 among
               Enterprise Funding Corporation, FCAR Receivables, L.L.C. and
               NationsBank, N.A. (incorporated herein by reference to
               Exhibit 10.31 of the Company's Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
  10.32    --  Custodian Agreement, dated March 30, 1999, among FCAR
               Receivables L.L.C., FirstCity Funding Corporation,
               NationsBank, N.A., Enterprise Funding Corporation and Chase
               Bank of Texas, N.A. (incorporated herein by reference to
               Exhibit 10.32 of the Company's Form 10-Q dated May 17, 1999, filed with the Commission on May 17, 1999).
  10.33    --  Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America Financial,
               Inc., FirstCity Financial Mortgage Corporation, and Guaranty
               Federal Bank F.S.B. as Administrative Agent and Bank One,
               Texas, N.A. as Collateral Agent (incorporated herein by
               reference to Exhibit 10.33 of the Company's Form 10-Q dated
               August 16, 1999, filed with the Commission on August 16,
               1999).
  10.34    --  Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated
               herein by reference to Exhibit 10.34 of the Company's Form
               10-Q dated August 16, 1999, filed with the Commission on
               August 16, 1999).
  10.35    --  Amended and Restated Loan Agreement, dated December 20,
               1999, by and among FirstCity Financial Corporation as
               Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to
               Exhibit 10.1 of the Company's Form 8-K dated December 22,
               1999, filed with the Commission on December 28, 1999).
  10.36    --  Subordinated Secured Senior Note Purchase Agreement, dated
               December 20, 1999, between FirstCity Financial Corporation, as Issuer and IFA Corporation, as Purchaser (incorporated
               herein by reference to Exhibit 10.2 of the Company's Form
               8-K dated December 22, 1999, filed with the Commission on
               December 28, 1999).
  10.37    --  Employment Agreement, dated October 1, 1999, by and between
               FirstCity Commercial Corporation and Terry R. DeWitt.
               (incorporated herein by reference to Exhibit 10.37 of the
               Company's Form 10-K dated February 8, 2000, filed with the commission on February 8, 2000).
  10.38    --  Employment Agreement, dated October 1, 1999, by and between
               FirstCity Commercial Corporation and G. Stephen Fillip.
               (incorporated herein by reference to Exhibit 10.38 of the
               Company's Form 10-K dated February 8, 2000, filed with the
               Commission on February 8, 2000).
  10.39    --  Shareholder Agreement, dated October 1, 1999, by and among
               FirstCity Holdings Corporation, FirstCity Commercial
               Corporation, Terry R. DeWitt, G. Stephen Fillip and James C.
               Holmes (incorporated herein by reference to Exhibit 10.39 of the Company's Form 10-K dated February 8, 2000, filed with the Commission on February 8, 2000).
  10.40    --  Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP,
               Funding GP, IFA-GP and IFA-LP. (incorporated herein by
               reference to Exhibit 10.40 of the Company's Form 8-K dated
               August 25, 2000, filed with the Commission on September 11,
               2000).
  10.41    --  Contribution and Assumption Agreement by and between
               Consumer Corp. and Drive dated as of August 18, 2000.
               (incorporated herein by reference to Exhibit 10.41 of the
               Company's Form 8-K dated August 25, 2000, filed with the
               Commission on September 11, 2000).
  10.42    --  Contribution and Assumption Agreement by and between Funding
               LP and Drive dated as of August 18, 2000. (incorporated
               herein by reference to Exhibit 10.42 of the Company's Form
               8-K dated August 25, 2000, filed with the Commission on
               September 11, 2000).
  10.43    --  Second Amendment to Amended and Restated Loan Agreement,
               dated December 20, 1999, by and among the Company, as
               borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company's Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
  10.44    --  Receivables Financing Agreement, dated August 18, 2000, among Drive BOS LP, Drive Financial Services LP, each
               Lender, IPA Inc. and Wells Fargo Bank Minnesota, N.A.
               (incorporated herein by reference to Exhibit 10.44 of the
               Company's Form 10-K dated April 13, 2001, filed with the
               Commission on April 13, 2001).
  10.45    --  Amendment to Loan Agreement and extension of Promissory
               Note, dated January 12, 2001, by and between FirstCity
               Holdings Corporation and CSFC Capital Corp. XXX
               (incorporated herein by reference to Exhibit 10.45 of the
               Company's Form 10-K dated April 13, 2001, filed with the
               Commission on April 13, 2001).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
  10.46    --  Second Amendment, dated as of February 16, 2001, to the
               Receivables Financing Agreement, dated as of August 18,
               2000, among Drive BOS LP, Drive Financial Services LP the
               Lenders party thereto, IPA Incorporated and Wells Fargo Bank
               Minnesota, NA (incorporated herein by reference to Exhibit
               10.46 of the Company's Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
  10.47    --  Subordinate Capital Loan Agreement, dated as of February 16,
               2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and
               IPA Incorporated (incorporated herein by reference to
               Exhibit 10.47 of the Company's Form 10-K dated April 13,
               2001, filed with the Commission on April 13, 2001).
  10.48    --  Amended and Restated Amendment #4 (Option and Option
               Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to
               Exhibit 99.1 of the Company's Form 8-K dated January 18,
               2002, filed with the Commission on January 18, 2002).
* 21.1     --  Subsidiaries of the Registrant.
* 23.1     --  Consent of KPMG LLP.
* 23.2     --  Consent of KPMG LLP.
* 23.3     --  Consent of KPMG LLP.

---------------

 *  Filed herewith.