Form 10-Q
period 2002-03-31
FIRSTCITY FINANCIAL CORP
filed 2002-05-15
CIK 828678

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002 or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

     The number of shares of common stock, par value $.01 per share, outstanding at May 15, 2002 was 8,376,500.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents	$4,626	$5,583
Portfolio Assets, net	12,911	14,218
Loans receivable, net	23,477	19,899
Equity investments	54,529	54,655
Deferred tax benefit, net	20,101	20,101
Other assets, net	8,070	7,780
Net assets of discontinued operations	16,463	16,657

Total Assets	$140,177	$138,893

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable	$93,945	$91,209
Other liabilities	11,520	11,706

Total Liabilities	105,465	102,915
Commitments and contingencies	—	—
Redeemable preferred stock:
Adjusting rate preferred stock, including accumulated dividends in arrears of $7,062 and $6,420, respectively (par value $.01; redemption value of $21 per share; 2,000,000 shares authorized; 1,222,901 shares issued and outstanding)	32,743	32,101
Shareholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; issued and outstanding: 8,376,500 shares	84	84
Paid in capital	79,645	79,645
Accumulated deficit	(78,704)	(76,728)
Accumulated other comprehensive income	944	876

Total Shareholders’ Equity	1,969	3,877

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$140,177	$138,893

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues:
Servicing fees	$2,222	$2,465
Gain on resolution of Portfolio Assets	244	218
Equity in earnings of investments	1,475	2,060
Interest income	1,305	1,240
Gain on sale of interest in equity investment	—	3,134
Other income	240	120

Total revenues	5,486	9,237
Expenses:
Interest and fees on notes payable	1,548	2,442
Salaries and benefits	2,735	2,223
Provision for loan and impairment losses	99	585
Occupancy, data processing, communication and other	1,910	2,578

Total expenses	6,292	7,828
Earnings (loss) from continuing operations before income taxes and minority interest	(806)	1,409
Benefit (provision) for income taxes	(13)	15

Earnings (loss) from continuing operations before minority interest	(819)	1,424
Minority interest	(15)	201

Earnings (loss) from continuing operations	(834)	1,625
Loss from discontinued operations	(500)	—

Net earnings (loss)	(1,334)	1,625
Accumulated preferred dividends in arrears	(642)	(642)

Net earnings (loss) to common shareholders	$(1,976)	$983

Basic and diluted earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations	$(0.18)	$0.12
Discontinued operations	(0.06)	—
Net earnings (loss)	$(0.24)	$0.12
Weighted average common shares outstanding	8,376	8,368

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

					Accumulated
					Other
	Number of				Comprehensive	Total
	Common	Common	Paid in	Accumulated	Income	Shareholders'
	Shares	Stock	Capital	Deficit	(Loss)	Equity

Balances, December 31, 2000	8,368,344	$84	$79,634	$(71,131)	$(109)	$8,478
Purchase of shares through employee stock purchase plan	8,156	—	11	—	—	11
Comprehensive loss:
Net loss for 2001	—	—	—	(3,029)	—	(3,029)
Foreign currency items	—	—	—	—	(218)	(218)
Unrealized net gain on securitization	—	—	—	—	1,203	1,203

Total comprehensive loss						(2,044)

Preferred dividends	—	—	—	(2,568)	—	(2,568)

Balances, December 31, 2001	8,376,500	84	79,645	(76,728)	876	3,877
Comprehensive loss:
Net loss for the first three months of 2002	—	—	—	(1,334)	—	(1,334)
Foreign currency items	—	—	—	—	(135)	(135)
Unrealized net gain on securitization	—	—	—	—	203	203

Total comprehensive loss						(1,266)

Preferred dividends	—	—	—	(642)	—	(642)

Balances, March 31, 2002	8,376,500	$84	$79,645	$(78,704)	$944	$1,969

See accompanying notes to consolidated financial statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$(1,334)	$1,625
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Loss from discontinued operations	500	—
Proceeds from resolution of Portfolio Assets	718	1,841
Gain on resolution of Portfolio Assets	(244)	(218)
Purchase of Portfolio Assets and loans receivable, net	(3,926)	(3,955)
Provision for loan and impairment losses	9 9	585
Equity in earnings of investments	(1,475)	(2,060)
Proceeds from performing Portfolio Assets and loans receivable, net	1,102	1,259
Depreciation and amortization	175	251
Decrease (increase) in other assets	324	(717)
Gain on sale of interest in equity investment	—	(3,134)
Increase (decrease) in other liabilities	(63)	322

Net cash used in operating activities	(4,124)	(4,201)

Cash flows from investing activities:
Proceeds from sale of interest in equity investment	—	7,000
Property and equipment, net	(283)	(85)
Contributions to Acquisition Partnerships and Servicing Entities	(1,488)	(5,778)
Distributions from Acquisition Partnerships and Servicing Entities	2,563	2,345

Net cash provided by investing activities	792	3,482

Cash flows from financing activities:
Borrowings under notes payable	7,044	11,197
Payments of notes payable	(4,363)	(10,908)
Proceeds from issuance of common stock	—	9

Net cash provided by financing activities	2,681	298

Net cash used in continuing operations	(651)	(421)
Net cash used in discontinued operations	(306)	(398)

Net decrease in cash and cash equivalents	$(957)	$(819)
Cash and cash equivalents, beginning of period	5,583	8,043

Cash and cash equivalents, end of period	$4,626	$7,224

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,284	$2,293
Income taxes	15	(15)
Non-cash financing activities:
Dividends accumulated and not paid on preferred stock	642	642

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Dollars in thousands, except per share data)

(1) Basis of Presentation and Earnings (Loss) per Common Share

     The unaudited consolidated financial statements of FirstCity Financial Corporation (“FirstCity” or the “Company”) reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s financial position at March 31, 2002, the results of operations and the cash flows for the three-month periods ended March 31, 2002 and 2001.

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

     The effects of any common stock equivalents are antidilutive for the three months ended March 31, 2002 and 2001; therefore, diluted earnings (loss) per common share is reported the same as basic earnings (loss) per common share.

(2) Liquidity and Capital Resources

     Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of pools of assets or single assets (collectively referred to as “Portfolio Assets” or “Portfolios”), investments in and advances to entities formed with Cargill Financial Services Corporation (“Cargill”) or one or more other co-investors to acquire Portfolios (each such entity an “Acquisition Partnership”), retirement of and dividends on preferred stock, and other investments by the Company. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt and dividends from the Company’s subsidiaries, short-term borrowings from revolving lines of credit, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

     BoS(USA), Inc. (“BoS(USA)”), a wholly-owned subsidiary of Bank of Scotland, has an option to acquire a warrant for 1,975,000 shares of the Company’s non-voting Common Stock; the option can be exercised after June 30, 2002 if the Company’s $12 million Term Loan B owed to BoS(USA) and Bank of Scotland remains outstanding, but not prior to that date. The strike price is $2.3125 per share. In the event that prior to June 30, 2002 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate. BoS(USA) and the Company extended the initial exercise date for this option to acquire a warrant for 1,975,000 shares from August 31, 2001 to June 30, 2002 to allow the Company additional time to pursue possible restructure alternatives which would otherwise be limited due to change of control issues related to its substantial net operating loss carry forwards (“NOLs”).

     BoS(USA) also has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. In the event that Term Loan B is terminated prior to June 30, 2002 through a transaction involving the issuance of warrants, BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock. BoS(USA) and the Company amended the warrant to extend the date from August 31, 2001 to June 30, 2002 to correspond to the extension of the initial exercise date of the option described in the preceding paragraph.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     In the third quarter of 1999, dividends on the Company’s redeemable preferred stock (“New Preferred Stock”) were suspended. At March 31, 2002, accumulated dividends in arrears on New Preferred Stock totaled $7.1 million, or $5.775 per share. Since the Company failed to pay quarterly dividends for six consecutive quarters, the holders of New Preferred Stock are entitled to elect two directors to the Company’s Board until cumulative dividends have been paid in full. Dividends on outstanding shares of New Preferred Stock of FirstCity will be restricted until Term Loan B is paid in full. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on New Preferred Stock will be paid in the foreseeable future. The board of directors and the management of the Company are currently evaluating various alternatives to address its outstanding shares of New Preferred Stock and the corresponding accrued dividends and redemption obligation, in addition to the option of BoS(USA) to acquire a warrant to purchase 1,975,000 shares.

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

(3) New Accounting Pronouncements

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the SFAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of. SFAS 144 supersedes SFAS 121. The adoption of SFAS 142 did not have a material impact on the Company’s consolidated financial statements, as unamortized goodwill at December 31, 2001 was $.1 million.

     SFAS 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Additionally, discontinued operations that are not disposed of within one year must be reclassified as assets held and used unless the discontinued segment will be (1) abandoned through the liquidation or run-off of operations because the entity is obligated by regulation or contract to provide services after it ceases accepting all new business and (2) is being reported as a discontinued operation when SFAS 144 is initially applied. The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. Since the Company is contractually obligated to service the securitized assets, the adoption of SFAS 144 had no impact on the Company’s consolidated financial statements.

     On April 30, 2002, the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. This statement will be effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS 145 in the fiscal year beginning January 1, 2003.

(4) Discontinued Operations

     The net assets from discontinued operations consist of the following:

	March 31,	December 31,
	2002	2001

Estimated future gross cash receipts on residual interests in securitizations	$17,075	$18,775
Accrual for loss on operations and disposal of discontinued operations, net	(612)	(2,118)

Net assets of discontinued operations	$16,463	$16,657

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. Although the liquidation or run-off of these investment securities will last longer than one year, the Company is contractually obligated to service the securitized assets. The Company has considered the estimated future gross cash receipts for such investment securities in the computation of the loss from discontinued operations. The cash flows are collected over a period of time and are valued using prepayment assumptions of 25% for fixed rate loans and 40% for variable rate loans. Overall loss rates are estimated from 1.0% to 1.7% of collateral.

(5) Portfolio Assets

     Portfolio Assets are summarized as follows:

	March 31,	December 31,
	2002	2001

Non-performing Portfolio Assets	$44,692	$45,123
Performing Portfolio Assets	9,186	10,227
Real estate Portfolios	1,708	1,766

Total Portfolio Assets	55,586	57,116
Adjusted purchase discount required to reflect Portfolio Assets at carrying value	(42,675)	(42,898)

Portfolio Assets, net	$12,911	$14,218

     Portfolio Assets are pledged to secure non-recourse notes payable.

(6) Loans Receivable

     Loans receivable are summarized as follows:

	March 31,	December 31,
	2002	2001

Loans to Acquisition Partnerships held for investment	$23,371	$19,765
Student loan receivables	106	134

Loans receivable, net	$23,477	$19,899

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

CONDENSED COMBINED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

Assets	$654,156	$654,883

Liabilities	$497,485	$498,361
Net equity	156,671	156,522

	$654,156	$654,883

Equity investment in Acquisition Partnerships	$43,592	$42,660
Equity investment in servicing entities	2,486	2,118

	$46,078	$44,778

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

CONDENSED COMBINED SUMMARY OF OPERATIONS

	Three Months Ended
	March 31,

	2002	2001

Proceeds from resolution of Portfolio Assets	$42,361	$61,785
Gain on resolution of Portfolio Assets	18,776	30,258
Interest income on performing Portfolio Assets	5,076	5,027
Net earnings (loss)	8,320	(5,102)

Equity in earnings of Acquisition Partnerships	$2,401	$3,125
Equity in earnings of servicing entities	419	829

	$2,820	$3,954

     The assets and equity of the Acquisition Partnerships and equity investments in the Acquisition Partnerships are summarized by geographic region below. The WAMCO Partnerships represent Texas limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.

	March 31,	December 31,
	2002	2001

Assets:
Domestic:
WAMCO Partnerships	$244,248	$259,617
Other	29,730	15,607
Mexico	312,674	305,324
France	67,504	74,335

	$654,156	$654,883

Equity:
Domestic:
WAMCO Partnerships	$91,445	$90,249
Other	7,147	3,207
Mexico	1,544	2,546
France	56,535	60,520

	$156,671	$156,522

Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$30,808	$30,806
Other	2,549	2,313
Mexico	391	292
France	8,780	9,249

	$42,528	$42,660

     Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended
	March 31,

	2002	2001

Revenues:
Domestic:
WAMCO Partnerships	$11,320	$14,139
Other	237	14
Mexico	9,532	18,143
France	3,375	3,768

	$24,464	$36,064

Net earnings (loss):
Domestic:
WAMCO Partnerships	$7,464	$7,493
Other	110	(95)
Mexico	(1,438)	(14,993)
France	2,184	2,493

	$8,320	$(5,102)

Equity in earnings (loss) of Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$1,848	$3,085
Other	110	43
Mexico	(17)	(471)
France	460	468

	$2,401	$3,125

     The Company recorded a $.3 million addition to equity in the first quarter of 2002 as a result of unrealized gains on residual interests in securitization transactions held by one Acquisition Partnership. Also, the Company recorded $.1 million in foreign currency translation adjustments in the first quarter of 2002 relating to equity investments in foreign Acquisition Partnerships and servicing entities.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     The condensed consolidated financial position and results of operations of Drive Financial Services LP (“Drive”) are summarized below:

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

Cash	$8,287	$7,303
Loans held for sale	159,052	70,447
Residual interests in securitizations	77,460	77,407
Other assets	9,848	10,321

Total assets	$254,647	$165,478

Notes payable	$215,300	$126,665
Other liabilities	17,533	13,323

Total liabilities	232,833	139,988
Net equity	21,814	25,490

	$254,647	$165,478

Equity investment in Drive	$8,451	$9,877
Minority interest	(1,689)	(1,975)

Net investment in Drive	$6,762	$7,902

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

	Three Months Ended March 31,

	2002	2001

Interest income	$10,007	$9,898
Gain on sale of loans	—	—
Service fees and other	4,606	2,235

Revenues	14,613	12,133

Interest expense	2,368	3,939
Salaries and benefits	10,258	6,852
Provision for loan and impairment losses	20	3,434
Other expenses	5,437	2,797

Expenses	18,083	17,022

Net loss	$(3,470)	$(4,889)

Equity in loss of Drive	$(1,345)	$(1,894)
Minority interest	269	378

Net equity in loss of Drive	$(1,076)	$(1,516)

     The Company recorded a $.1 million reduction to equity in the first quarter of 2002 as a result of unrealized losses on residual interests in securitization transactions held by Drive.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(8) Segment Reporting

     The Company is engaged in two reportable segments: (i) Portfolio Asset acquisition and resolution; and (ii) consumer lending. These segments have been segregated based on products and services offered. The following is a summary of results of operations for each of the segments and reconciliation to earnings (loss) from continuing operations for the three months ended March 31, 2002 and 2001.

	Three Months Ended
	March 31,

	2002	2001

Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$2,222	$2,465
Gain on resolution of Portfolio Assets	244	218
Equity in earnings of investments	2,820	3,954
Interest income	1,303	1,223
Gain on sale of interest in equity investment	—	3,134
Other	202	120

Total	6,791	11,114
Expenses:
Interest and fees on notes payable	726	1,035
Salaries and benefits	2,001	1,520
Provision for loan and impairment losses	99	585
Occupancy, data processing and other	1,621	2,291

Total	4,447	5,431

Operating contribution before direct taxes	$2,344	$5,683

Operating contribution, net of direct taxes	$2,331	$5,699

Consumer Lending:
Revenues:
Equity in loss of investment	$(1,345)	$(1,894)
Interest income	—	2

Total	(1,345)	(1,892)
Expenses:
Occupancy, data processing and other (net of minority interest)	(264)	(369)

Total	(264)	(369)

Operating contribution (loss) before direct taxes	$(1,081)	$(1,523)

Operating contribution (loss), net of direct taxes	$(1,081)	$(1,523)

Total operating contribution, net of direct taxes	$1,250	$4,176
Corporate Overhead:
Corporate interest expense	822	1,407
Salaries and benefits, occupancy, professional and other income and expenses, net	1,262	1,144

Earnings (loss) from continuing operations	$(834)	$1,625

     All of the revenues from the consumer lending segment are attributable to domestic operations. Revenues from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended
	March 31,

	2002	2001

Domestic	$3,446	$8,015
Mexico	2,436	1,755
France	908	1,324
Other foreign	1	20

Total	$6,791	$11,114

     Total assets for each of the segments and a reconciliation to total assets is as follows:

	March 31,	December 31,
	2002	2001

Portfolio acquisition and resolution assets
Domestic	$51,562	$48,202
Mexico	21,039	19,766
France	10,894	11,367
Consumer assets	8,557	10,205
Deferred tax benefit, net	20,101	20,101
Other assets, net	11,561	12,595
Net assets of discontinued operations	16,463	16,657

Total assets	$140,177	$138,893

(9) Income Taxes

     Federal income taxes are provided at a 35% rate. The Company has substantial NOLs, which can be used to offset the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

for the benefit of the NOLs by recording the benefit as an asset and then establishing a valuation allowance to value the net deferred tax asset at a level, which more likely than not, will be realized. Realization is determined based on management’s expectation of generating sufficient taxable income in a look forward period over the next four years. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

(10) Commitments and Contingencies

     On October 14, 1999, Harbor Financial Group, Inc. (“Harbor Parent”), Harbor Financial Mortgage Corporation (“HFMC”) and four subsidiaries of HFMC filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On December 14, 1999, the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code (the “Bankruptcy Cases”). John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings (the “Trustee”), initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Harbor alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers, and improper transfer of funds from the Harbor related entities to FirstCity. The claims also include fraudulent and preferential transfer of assets of the Harbor entities, fraud and conspiracy. The Trustee, FirstCity, the other defendants and the insurers providing Director’s and Officer’s Insurance coverage for FirstCity and its subsidiaries (the “Insurers”) have reached an agreement to compromise the claims brought in the adversary proceedings, subject to the approval of the Bankruptcy Court. Under the proposed settlement, if approved by the Bankruptcy Court, the Trustee will release the defendants, their affiliates and subsidiaries from any and all claims which were brought or could have been brought by the Trustee against any of the defendants, any past and present officers and directors of FirstCity or any affiliates or subsidiaries of FirstCity in consideration of (i) the payment of the sum of $3.6 million by the Insurers to the Trustee, (ii) a payment by FirstCity to the Trustee in the sum of $.2 million, and (iii) the release of any and all claims of FirstCity and its affiliates and subsidiaries and of the individual defendants in the bankruptcy proceedings against the Trustee, with the exception of FirstCity’s administrative claim to the extent of $.3 million. The payment by the Insurers is conditioned upon FirstCity’s administrative claim in the Bankruptcy Cases being allowed in the amount of $.3 million, which claim FirstCity will assign to the Insurers and which shall be paid by the Trustee directly to the Insurers. The approval of the Bankruptcy Court of the proposed terms of settlement has not been obtained, and there can be no assurance that such consent and approval will be secured. In the event that carrier consent or bankruptcy court approval is not obtained, FirstCity intends to vigorously contest the claims of the Trustee, as the Company believes that the claims are without merit and that it has valid defenses to these claims.

     The Company and Harbor Parent filed suit in the Federal District Court for the Western District of Texas, Waco Division, against Chase Bank of Texas, N.A. and Chase Securities, Inc. in September 1999 seeking injunctive relief and damages resulting from alleged violations by the defendants of the Bank Holding Company Act and from civil conspiracy engaged in by the defendants, arising from an engagement letter entered into between the Company and Chase Securities, Inc. relating to the sale of assets or securities of Harbor Parent, HFMC and their subsidiaries (collectively “Harbor”). The Company and Harbor Parent alleged that the conditioning by Chase Bank Texas, N.A. of the extension of credit to HFMC on the retention of Chase Securities, Inc. by the Company and Harbor violated the Bank Holding Company Act. The Company additionally sought a judicial declaration that the plaintiffs were not obligated to pay any commission to Chase Securities, Inc. under the engagement letter. The Company and Harbor Parent also sought recovery of treble damages pursuant to the Bank Holding Company Act and recovery of costs of court, including reasonable attorneys fees. A motion to dismiss the Texas suit was granted based upon a provision in the engagement letter that provided that any suit arising from the engagement letter would be pursued in the State of New York. The Company has been granted leave by the Supreme Court for the State of New York to amend its answer in that proceeding to include the claims asserted in the Texas suit as a counterclaim to the suit brought by Chase Securities, Inc. and to assert certain affirmative defenses.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     The Trustee, in his capacity as the duly appointed trustee of the bankruptcy estates of Harbor Parent and HFMC, filed an action pending in the United States District Court for the Southern District of New York against Chase Manhattan Bank, formerly Chase Bank of Texas, N.A. and Chase Securities, Inc. seeking recovery of damages arising from or relating to various agreements by and between Harbor Parent and HFMC and Chase Manhattan Bank and Chase Securities, Inc., including the alleged violations of the Anti-Tying provision of the Bank Holding Company Act as had been asserted by the Company and Harbor Financial Group, Inc. in the Texas suit.

     The Trustee, the Company and JP Morgan Chase Bank and Chase Securities, Inc. have finalized documents to settle the claims brought in the suits pending in the New York courts described above. The settlement of the suit filed by Chase Securities, Inc. against FirstCity is subject to the approval of the proposed terms of settlement between the Trustee and JP Morgan Chase Bank and Chase Securities, Inc. (the “Harbor Settlement”) by the Bankruptcy Court in the proceedings related to Harbor. There can be no assurance that the approval of the Bankruptcy Court of the Harbor Settlement can be obtained. In the event that the settlement of the suit is not completed or the Bankruptcy Court does not approve the Harbor Settlement, the Company intends to vigorously defend the claim of Chase Securities, Inc. for payment of the fee and to pursue its claims for damages against JP Morgan Chase Bank and Chase Securities, Inc.

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

     The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At March 31, 2002, advances of $2.4 million had been made under the obligation.

     In connection with the transactions contemplated by the Securities Purchase Agreement pursuant to which the Company sold its 49% equity interest in Drive Financial Services, LP (“Drive”), effective August 1, 2000, FirstCity Consumer Lending Corporation (“Consumer Corp.”) and FirstCity Funding LP (“Funding LP”) contributed all of the assets utilized in the operations of the automobile finance operation to Drive pursuant to the terms of a Contribution and Assumption Agreement by and between Consumer Corp. and Drive, and a Contribution and Assumption Agreement by and between Funding LP and Drive (collectively, the “Contribution Agreements”). Drive assumed substantially all of the liabilities of the automobile finance operation as set forth in the Contribution Agreements.

     In addition, in the Securities Purchase Agreement, the Company, Consumer Corp., Funding LP and FirstCity Funding GP Corp. (“Funding GP”) made various representations and warranties concerning (i) their respective organizations, (ii) the automobile finance operation conducted by Consumer Corp. and Funding LP, and (iii) the assets transferred by Consumer Corp. and Funding LP to Drive. The Company, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS(USA), and certain of its subsidiaries from damages resulting from a breach of any representation or warranty contained in the Securities Purchase Agreement or otherwise made by the Company, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligation under the Securities Purchase Agreement survives for a period of seven (7) years from August 25, 2000 (the “Closing Date”) with respect to tax-related representations and warranties and for thirty months from the Closing Date with respect to all other representations and warranties. Neither the Company, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold. Pursuant to the terms of the Contribution Agreements, Consumer Corp. and Funding LP have agreed to indemnify Drive from any damages resulting in a material adverse effect on Drive resulting from breaches of representations or warranties, failure to perform, pay or discharge liabilities other than the assumed liabilities, or claims, lawsuits or proceedings resulting from the transactions contemplated by the Contribution Agreements. Pursuant to the terms of the Contribution Agreements, Drive has agreed to indemnify Consumer Corp. and Funding LP for any breach of any representation or warranty by Drive, the failure of Drive to discharge any assumed liability, or any claims arising out of any failure by Drive to properly service receivables after August 1, 2000. Liability for indemnification pursuant to the terms of the Contribution Agreements will not arise until the total of all losses with

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

respect to such matters exceeds $.25 million and then only for the amount by which such losses exceed $.25 million; however this limitation will not apply to any breach of which the party had knowledge at the time of the Closing Date or any intentional breach by a party of any covenant or obligation under the Contribution Agreements.

     The Company also provided a guaranty limited to a maximum of up to $4 million of a $60 million loan ($25 million outstanding as of March 31, 2002) to Drive by BoS(USA). The Company, Consumer Corp. and Funding L.P. secured the guaranty with security interests in their respective ownership interest in Consumer Corp., Funding L.P. and Drive. To date, no payments have been made by the Company pursuant to this guaranty.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Company is a financial services company engaged in Portfolio Asset acquisition and resolution, conducted through its subsidiary, FirstCity Commercial Corporation, and other subsidiaries and affiliates of FirstCity Commercial Corporation (collectively “Commercial Corp.”), and in consumer lending, through its investment in Drive. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such portfolios in an effort to maximize the present value of the ultimate cash recoveries.

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

     As a result of the significant period to period fluctuations in the revenues and earnings of the Company’s Portfolio Asset acquisition and resolution business, and the timing of securitization transactions of Drive, period to period comparisons of the Company’s results of continuing operations may not be meaningful.

     The Company reported a loss from continuing operations for the quarter ended March 31, 2002 of $.8 million. After recording a loss from discontinued operations and accrued and unpaid dividends on the New Preferred Stock, net loss to common stockholders was $2.0 million or $.24 per share on a basic and diluted basis. Components of the quarterly loss for the first quarter 2002, compared to the first quarter 2001 were as follows:

	Three Months Ended
	March 31,

	2002	2001

Portfolio Asset Acquisition and Resolution	$2,331	$5,699
Consumer	(1,081)	(1,523)
Corporate interest	(822)	(1,407)
Corporate overhead	(1,262)	(1,144)

Earnings (loss) from continuing operations	(834)	1,625
Accrued preferred dividends	(642)	(642)
Loss from discontinued operations	(500)	—

Net earnings (loss) to common shareholders	$(1,976)	$983

Portfolio Asset Acquisition and Resolution

     Aggregate acquisitions by the Company are as follows (dollars in thousands):

		FirstCity
	Purchase	Invested
	Price	Equity

First Quarter 2002	$24,479	$5,375
Total 2001	224,927	24,319
Total 2000	394,927	22,140
Total 1999	210,799	11,203
Total 1998	139,691	28,478

     The following table presents selected information regarding the revenues and expenses of the Company’s Portfolio Asset acquisition and resolution business:

Analysis of Selected Revenues and Expenses
Portfolio Asset Acquisition and Resolution

	Three Months Ended
	March 31,

	2002	2001

Income from Portfolio Assets and Loans Receivable:
Average investment in Portfolio Assets and loans receivable:
Domestic	$14,656	$30,419
Mexico	19,406	13,284

Total	$34,062	$43,703

Income from Portfolio Assets and loans receivable:
Domestic	$535	$745
Mexico	986	641

Total	$1,521	$1,386

Average return (annualized):
Domestic	14.60%	9.80%
Mexico	20.32%	19.30%
Total	17.86%	12.70%
Servicing fee revenues:
Domestic partnerships:
$ Collected	$31,824	$33,943
Servicing fee revenue	817	887
Average servicing fee %	2.57%	2.61%
Mexico partnerships:
$ Collected	$19,194	$35,909
Servicing fee revenue	1,353	1,344
Average servicing fee %	7.05%	3.74%
Incentive service fees	$52	$234
Total Service Fees:
$ Collected	$51,018	$69,852
Servicing fee revenue	2,222	2,465
Average servicing fee %	4.36%	3.53%
Personnel:
Personnel expenses	$2,001	$1,520
Number of personnel (at period end):
Production	23	26
Servicing	128	87
Interest expense:
Average debt	$37,994	$41,109
Interest expense	726	1,035
Average cost (annualized)	7.64%	10.07%

     The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships:

Analysis of Selected Revenues and Expenses
Acquisition Partnerships

	Three Months Ended
	March 31,

	2002	2001

Revenues:
Gain on resolution of Portfolio Assets	$18,776	$30,258
Gross profit percentage on resolution of Portfolio Assets	44.32%	48.97%
Interest income	$5,076	$5,027
Other income	612	779
Interest expense (1):
Interest expense	$17,175	$18,450
Average cost (annualized)	15.43%	15.88%
Other expenses:
Service fees	3,584	2,918
Other operating costs	3,024	5,082
Income taxes	(1,579)	7,652
Foreign currency loss (gain)	(6,060)	7,064

Total other expenses	(1,031)	22,716

Net earnings (loss)	$8,320	$(5,102)

Equity in earnings of Acquisition Partnerships	$2,401	$3,125
Equity in earnings of Servicing Entities	419	829

	$2,820	$3,954

(1)	Interest expense includes interest on loans to the Acquisition Partnerships located in Mexico from affiliates of the investor groups. The rates on these loans range from 19% to 20%. The average cost on debt excluding the Mexican Acquisition Partnerships was 5.87% and 7.99% for 2002 and 2001, respectively.

Consumer Lending

     The following table presents selected information regarding consumer lending:

Analysis of Selected Data
Consumer Lending

	Three Months Ended
	March 31,

	2002	2001

Retail installment contracts acquired	$113,401	$122,554
Origination characteristics
Face value to wholesale value	101.27%	101.09%
Weighted average coupon	20.97%	20.43%
Purchase discount (% of face value)	15.75%	15.30%
Servicing portfolio
Owned	$183,682	$213,230
Securitized	416,132	220,001

Total	$599,814	$433,231

Owned — number of contracts	15,204	16,358
Securitized — number of contracts	37,739	21,938

Total number of contracts	52,943	38,296

Defaults (% of total loans acquired)	17.49%	14.38%
Loss on defaults (% of original loan balance at time of default)	8.19%	6.74%
Delinquencies (% of total serviced portfolio)	4.87%	4.17%

Provision for Income Taxes

     The Company has substantial NOLs, which can be used to offset the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing a valuation allowance to value the net deferred tax asset at a level, which more likely than not, will be realized. Realization is determined based on management’s expectation of generating sufficient taxable income in a look forward period over the next four years. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

Results of Operations

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

First Quarter 2002 Compared to First Quarter 2001

     The Company reported a loss from continuing operations of $.8 million in the first quarter of 2002. Net loss to common stockholders was $2.0 million in the first quarter of 2002 compared to earnings of $1.0 million in the first quarter of 2001. On a per share basis, basic and diluted net loss attributable to common stockholders was $.24 in the first quarter of 2002 compared to earnings of $.12 in the first quarter of 2001.

Portfolio Asset Acquisition and Resolution

     The operating contribution of $2.3 million in the first quarter of 2002 decreased by $3.4 million, or 59%, compared with the first quarter of 2001 due to a $3.1 million gain on sale of interest in an equity investment in 2001. Commercial Corp. purchased $24.5 million of Portfolio Assets during the first quarter of 2002 through the Acquisition Partnerships, compared to $87.4 million in acquisitions in the first quarter of 2001. Commercial Corp.’s investment in these acquisitions was $5.4 million and $8.4 million in the first quarter of 2002 and 2001, respectively. There were no purchases of wholly-owned Portfolio Assets during either period. Commercial Corp.’s quarter end investment in wholly-owned Portfolio Assets decreased to $12.9 million in the first quarter of 2002 from $27.3 million in the first quarter of 2001 with regular collections from those Portfolios.

     Servicing fee revenues. Servicing fee revenues decreased by 10% to $2.2 million in the first quarter of 2002 from $2.5 million in the first quarter of 2001 primarily as a result of lower incentive fees received from the Mexican Acquisition Partnerships.

     Gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets decreased by 61% to $.7 million in the first quarter of 2002 from $1.8 million in the first quarter of 2001. The net gain on resolution of Portfolio Assets was flat year to year. The weighted average gross profit percentage on the resolution of Portfolio Assets in the first quarter of 2002 was 34.0% as compared to 11.8% in the first quarter of 2001.

     Equity in earnings of investments. Commercial Corp.’s equity in earnings of Acquisition Partnerships decreased 23% to $2.4 million in the first quarter of 2002 compared to $3.1 million in the first quarter of 2001. The Acquisition Partnerships reflected net earnings of $8.3 million in the first quarter of 2002 compared to a net loss of $5.1 million in the first quarter of 2001. The net loss in 2001 resulted from tax provisions in certain Mexico Partnerships. The impact of these losses was minimal to Commercial Corp. due to its small equity ownership in the Mexico Partnerships (approximately 5%). Equity earnings in domestic Acquisition Partnerships decreased $1.2 million or 40% due to a reduction in equity ownership of one Partnership in March 2001. See Note 7 of the Company’s consolidated financial statements for a comparison of earnings of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships summarized by geographic region. Equity in earnings of servicing entities was $.8 million in the first quarter of 2001, as compared to $.4 million in 2002.

     Interest income. Interest income increased to $1.3 million or 7% as a result of increased balances of investment loans receivable from the Mexican Acquisition Partnerships.

     Gain on sale of interest in equity investment. In 2001, the Company sold a portion of its equity investment in a domestic Acquisition Partnership for $7.0 million resulting in a gain of $3.1 million.

     Operating expenses. Operating expenses decreased $1.0 million or 18%, primarily as a result of decreased debt costs, a write-down of a Portfolio Asset, and lower operating costs in Mexico.

     Interest and fees on notes payable decreased $.3 million or 30% due to average debt for the quarter decreasing to $38.0 million in the first quarter of 2002 from $41.1 million in the first quarter of 2001. Also, the average cost of borrowing decreased from 10.1% in the first quarter of 2001 to 7.6% in the first quarter of 2002.

     Salaries and benefits increased to $2.0 million, or 32%, due to increased servicing personnel in Mexico. Total personnel within the Portfolio Asset acquisition and resolution segment increased from 113 to 151 at March 31, 2001 and 2002, respectively, with the personnel in Mexico increasing from 38 to 82.

     The provision for loan and impairment losses totaled $.6 million in 2001 and can be attributed to the write-down in estimated future collections of one performing Portfolio.

     Occupancy, data processing and other expenses decreased $.7 million or 29% due primarily to certain subservice fees incurred on the Acquisition Partnerships in Mexico, which were paid by the Company in 2001. In 2002, these subservice fees are paid directly by the Acquisition Partnerships.

Consumer Lending

     The operating loss for the first quarter of 2002 was $1.1 million compared to $1.5 million during the first quarter of 2001. The losses are attributable to the Company’s equity investment in Drive, which had no securitization gains either year and recorded increased provisions related to the loans available for sale in 2001.

Other Items Affecting Operations

     The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.

     Corporate overhead. Company level interest expense decreased by 42% to $.8 million in the first quarter of 2002 from $1.4 million in the first quarter of 2001 as a result of lower levels of debt and reduced interest rates. Other corporate overhead expenses increased 10% primarily due to higher franchise taxes in 2002.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the first quarters of 2002 and 2001.

Liquidity and Capital Resources

     Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to the Acquisition Partnerships and other investments by the Company. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, funds generated from investments, interest and principal payments on subordinated intercompany debt, dividends from the Company’s subsidiaries, short-term borrowings from revolving lines of credit, proceeds from equity market transactions and securitizations and other structured finance transactions and other special purpose short-term borrowings.

     BoS(USA) has an option to acquire a warrant for 1,975,000 shares of the Company’s non-voting Common Stock; the option can be exercised after June 30, 2002 if the Company’s $12 million Term Loan B owed to BoS(USA) and Bank of Scotland remains outstanding, but not prior to that date. The strike price is $2.3125 per share. In the event that prior to June 30, 2002 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate. BoS(USA) and the Company extended the initial exercise date for this option to acquire a warrant for 1,975,000 shares from August 31, 2001 to June 30, 2002 to allow the Company additional time to pursue possible restructure alternatives which would otherwise be limited due to change of control issues related to its substantial NOLs.

     BoS(USA) also has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. In the event that Term Loan B is terminated prior to June 30, 2002 through a transaction involving the issuance of warrants, BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock. BoS(USA) and the Company amended the warrant to extend the date from August 31, 2001 to June 30, 2002 to correspond to the extension of the initial exercise date of the option described in the preceding paragraph.

     Currently, the Company has approximately 1.2 million shares of New Preferred Stock outstanding with accrued and unpaid dividends of approximately $7.1 million. The Company’s Term Loan B, which resulted from the corporate debt restructure completed in August 2000, restricts the payment of dividends on these shares until it is repaid in full. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on shares of New Preferred Stock will be paid in 2002. The board of directors and the management of the Company are currently evaluating various alternatives to address its outstanding shares of New Preferred Stock and the corresponding accrued dividends and redemption obligation, in addition to the option of BoS(USA) to acquire a warrant to purchase 1,975,000 shares.

     The Portfolio Asset acquisition and resolution group of the Company has a $30 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates. At March 31, 2002, approximately $29 million was outstanding under this facility.

     Drive has a warehouse line of credit with BoS(USA), which provides borrowings up to $150 million. Drive’s obligation under this arrangement at March 31, 2002 was $125 million. The debt is secured by Drive’s retail installment contracts and has been extended to June 30, 2002.

     In September 2001, Drive entered into a warehouse line of credit agreement with Variable Funding Capital Corporation, a subsidiary of First Union National Bank, which provides borrowings up to $100 million. Drive’s obligation under the arrangement at March 31, 2002 was $28 million. The debt is secured by Drive’s retail installment contracts and terminates on September 5, 2002. FirstCity has not guaranteed and is not otherwise liable for this indebtedness.

     The Company and each of its major operating subsidiaries have entered into one or more credit facilities to finance their respective operations. Each of the operating subsidiary credit facilities is nonrecourse to the Company. The Company has agreed to indemnify BoS(USA) for 31% of losses, which might arise as a result of agreements BoS(USA) executed as a sponsor in connection with the securitizations completed by Drive. The Company also agreed to provide support in connection with securitizations by Consumer Corp. and Drive prior to the acquisition by BoS(USA) of the interest in Drive in August 2000. The Company has also provided a guaranty limited to a maximum amount of up to $4 million of a $60 million term loan from BoS(USA) to Drive ($25 million outstanding balance as of March 31, 2002).

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships and the term and warehouse facilities of Drive, as of March 31, 2002, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $96 million and outstanding borrowings of $94 million.

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

     The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of May 15, 2002 and the outstanding borrowings under such facilities as of March 31, 2002.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	May 15,	March 31,
	2002	2002	Interest Rate	Other Terms and Conditions

	(Dollars in millions)
FirstCity
Company Senior Facility:
Revolving Line of Credit	$10	$9	LIBOR + 2.5%	Secured by the assets of
Term Loan A	31	31	LIBOR + 2.5%	the Company, matures
Term Loan B	12	12	Prime	December 2003
Term credit facility	3	3	LIBOR + 5.0%	Secured by ownership
				interests in certain
				Acquisition partnerships
				Matures January 2003
Commercial Corp.
Acquisition facility	3	3	LIBOR + 4.0%	Secured by existing
				Portfolio Assets, matures
				January 2003
Term facilities	7	7	Fixed at	Secured by Portfolio
			7.00% to 7.66%	Assets, matures June
				2002 and November 2002
Equity investment facility	30	29	LIBOR + 4.5%	Acquisition facility for
				the investment in future
				Acquisition partnerships,
				matures March 2003
Total	$96	$94

Unconsolidated Acquisition Partnerships term Facilities(1)	$160	$160	Fixed at 10%,	Secured by Portfolio
			LIBOR + 2.25%	Assets, various Maturities
			to 5% and
			Prime + 1%
			to 7%
Unconsolidated Drive Warehouse Facility	$150	$125	LIBOR + 1%;	Secured by warehouse
			Prime - 1.5%	inventory, matures June 2002
Warehouse Facility	100	28	Rate based on	Secured by warehouse
			Commercial	inventory, matures September 2002
			paper rates
			combined with
			certain
			facility fees
Subordinate capital Facility	40	37	Fixed at 14%	Secured by all assets of
				Drive, matures February 2006
Term Facility	28	25

			LIBOR + 1%;	Secured by residual
			Prime - 1.5%	interests, matures August 2003
	$318	$215

(1)	In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Mexican Acquisition Partnerships also have term debt of approximately $290 million outstanding as of March 31, 2002 owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $22 million as Loans Receivable on the Consolidated Balance Sheets.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company’s strategic objectives and future performance, which are not historical facts, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, the performance of the Company’s subsidiaries and affiliates, the availability of Portfolio Assets; assumptions underlying asset performance; the impact of certain covenants in loan agreements of the Company and its subsidiaries; continued availability of the Company’s credit facilities; the degree to which the Company is leveraged; the ability of the Company to utilize NOLs; interest rate risk; prepayment speeds; delinquency and default rates; credit loss rates; changes (legislative and otherwise) in the asset securitization industry; demand for the Company’s services; fluctuations in residential and commercial real estate values; risk of declining value of assets, loans or collateral; capital market conditions, including the markets for asset-backed securities; risks associated with foreign operations; currency exchange rate fluctuations; general economic conditions; changes in foreign political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; the ability to attract and retain qualified personnel; uncertainties of any litigation that might arise in a bankruptcy proceeding; factors more fully discussed and identified in the Company’s Annual Report on Form 10-K, filed March 29, 2002 (including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as in other Securities and Exchange Commission filings. Many of these factors are beyond the Company’s control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

     In summary, the Company would be negatively impacted by rising interest rates and declining prices for its sub-prime loans. Rising interest rates would negatively impact the value of residual interests in securitizations and costs of borrowings. Declining prices for the Company’s sub-prime loans would adversely affect the levels of gains achieved upon the sale of those loans. There have been no material changes in the quantitative and qualitative risks of the Company since December 31, 2001.

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

     On October 14, 1999, Harbor Financial Group, Inc. (“Harbor Parent”), Harbor Financial Mortgage Corporation (“HFMC”) and four subsidiaries of HFMC filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On December 14, 1999, the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code (the “Bankruptcy Cases”). John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings (the “Trustee”), initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Harbor alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers, and improper transfer of funds from the Harbor related entities to FirstCity. The claims also include fraudulent and preferential transfer of assets of the Harbor entities, fraud and conspiracy. The Trustee, FirstCity, the other defendants and the insurers providing Director’s and Officer’s Insurance coverage for FirstCity and its subsidiaries (the “Insurers”) have reached an agreement to compromise the claims brought in the adversary proceedings, subject to the approval of the Bankruptcy Court. Under the proposed settlement, if approved by the Bankruptcy Court, the Trustee will release the defendants, their affiliates and subsidiaries from any and all claims which were brought or could have been brought by the Trustee against any of the defendants, any past and present officers and directors of FirstCity or any affiliates or subsidiaries of FirstCity in consideration of (i) the payment of the sum of $3.6 million by the Insurers to the Trustee, (ii) a payment by FirstCity to the Trustee in the sum of $.2 million, and (iii) the release of any and all claims of FirstCity and its affiliates and subsidiaries and of the individual defendants in the bankruptcy proceedings against the Trustee, with the exception of FirstCity’s administrative claim to the extent of $.3 million. The payment by the Insurers is conditioned upon FirstCity’s administrative claim in the Bankruptcy Cases being allowed in the amount of $.3 million, which claim FirstCity will assign to the Insurers and which shall be paid by the Trustee directly to the Insurers. The approval of the Bankruptcy Court of the proposed terms of settlement has not been obtained, and there can be no assurance that such consent and approval will be secured. In the event that carrier consent or bankruptcy court approval is not obtained, FirstCity intends to vigorously contest the claims of the Trustee, as the Company believes that the claims are without merit and that it has valid defenses to these claims.

     The Company and Harbor Parent filed suit in the Federal District Court for the Western District of Texas, Waco Division, against Chase Bank of Texas, N.A. and Chase Securities, Inc. in September 1999 seeking injunctive relief and damages resulting from alleged violations by the defendants of the Bank Holding Company Act and from civil conspiracy engaged in by the defendants, arising from an engagement letter entered into between the Company and Chase Securities, Inc. relating to the sale of assets or securities of Harbor Parent, HFMC and their subsidiaries (collectively “Harbor”). The Company and Harbor Parent alleged that the conditioning by Chase Bank Texas, N.A. of the extension of credit to HFMC on the retention of Chase Securities, Inc. by the Company and Harbor violated the Bank Holding Company Act. The Company additionally sought a judicial declaration that the plaintiffs were not obligated to pay any commission to Chase Securities, Inc. under the engagement letter. The Company and Harbor Parent also sought recovery of treble damages pursuant to the Bank Holding Company Act and recovery of costs of court, including reasonable attorneys fees. A motion to dismiss the Texas suit was granted based upon a provision in the engagement letter that provided that any suit arising from the engagement letter would be pursued in the State of New York. The Company has been granted leave by the Supreme Court for the State of New York to amend its answer in that proceeding to include the claims asserted in the Texas suit as a counterclaim to the suit brought by Chase Securities, Inc. and to assert certain affirmative defenses.

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

     The Trustee, in his capacity as the duly appointed trustee of the bankruptcy estates of Harbor Parent and HFMC, filed an action pending in the United States District Court for the Southern District of New York against Chase Manhattan Bank, formerly Chase Bank of Texas, N.A. and Chase Securities, Inc. seeking recovery of damages arising from or relating to various agreements by and between Harbor Parent and HFMC and Chase Manhattan Bank and Chase Securities, Inc., including the alleged violations of the Anti- Tying provision of the Bank Holding Company Act as had been asserted by the Company and Harbor Financial Group, Inc. in the Texas suit.

     The Trustee, the Company and JP Morgan Chase Bank and Chase Securities, Inc. have finalized documents to settle the claims brought in the suits pending in the New York courts described above. The settlement of the suit filed by Chase Securities, Inc. against FirstCity is subject to the approval of the proposed terms of settlement between the Trustee and JP Morgan Chase Bank and Chase Securities, Inc. (the “Harbor Settlement”) by the Bankruptcy Court in the proceedings related to Harbor. There can be no assurance that the approval of the Bankruptcy Court of the Harbor Settlement can be obtained. In the event that the settlement of the suit is not completed or the Bankruptcy Court does not approve the Harbor Settlement, the Company intends to vigorously defend the claim of Chase Securities, Inc. for payment of the fee and to pursue its claims for damages against JP Morgan Chase Bank and Chase Securities, Inc.

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

ITEM 3. Defaults Upon Senior Securities

     In the third quarter of 1999, dividends on the Company’s adjusting rate preferred stock were suspended. At March 31, 2002, accumulated dividends in arrears on such preferred stock totaled $7.1 million, or $5.775 per share.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
Number		Description

2.1	-	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

2.2	-	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.1	-	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.2	-	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

4.1	-	Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

4.2	-	Warrant Agreement, dated July 3, 1995, by and between the Company and American Stock Transfer & Trust Company, as Warrant Agent (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

Exhibit
Number		Description

4.3	-	Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor Financial Mortgage Company Employees Pension Plan, Lindsey Capital Corporation, Ed Smith and Thomas E. Smith. (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

4.4	-	Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company. (incorporated herein by reference to Exhibit 4.4 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

4.5	-	Registration Rights Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company. (incorporated herein by reference to Exhibit 4.5 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 24, 1998).

10.1	-	Trust Agreement of FirstCity Liquidating Trust, dated July 3, 1995 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

10.2	-	Investment Management Agreement, dated July 3, 1995, between the Company and FirstCity Liquidating Trust (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

10.3	-	Lock-Box Agreement, dated July 11, 1995, among the Company, NationsBank of Texas, N.A., as lock-box agent, FirstCity Liquidating Trust, FCLT Loans, L.P., and the other Trust-Owned Affiliates signatory thereto, and each of NationsBank of Texas, N.A. and Fleet National Bank, as co-lenders (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).

10.4	-	Custodial Agreement, dated July 11, 1995, among Fleet National Bank, as custodian, Fleet National Bank, as agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and the Company (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).

10.5	-	Tier 3 Custodial Agreement, dated July 11, 1995, among the Company, as custodian, Fleet National Bank, as agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and the Company, as servicer (incorporated herein by reference to Exhibit 10.5 of the Company’s Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).

10.6	-	12/97 Amended and Restated Facilities Agreement, dated effective as of December 3, 1997, among Harbor Financial Mortgage Corporation, New America Financial, Inc., Texas Commerce Bank National Association and the other warehouse lenders party thereto. (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.7	-	Modification Agreement, dated January 26, 1998, to the Amended and Restated Facilities Agreement, dated as of December 3, 1997, among Harbor Financial Mortgage Corporation, New America Financial, Inc. and Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association). (incorporated herein by reference to Exhibit 10.7 of the company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.8	-	$50,000,000 3/98 Chase Texas Temporary Additional Warehouse Note, dated March 17, 1998, by Harbor Financial Mortgage Corporation and New America Financial, Inc., in favor of Chase Bank of Texas, National Association. (incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.9	-	Employment Agreement, dated as of July 1, 1997, by and between Harbor Financial Mortgage Corporation and Richard J. Gillen. (incorporated herein by reference to Exhibit 10.9 of the Company’s 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

Exhibit
Number		Description

10.10	-	Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R. Brower, with similar agreements between FC Capital Corp. and each of James H. Aronoff and Christopher J. Morrissey. (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.11	-	Shareholder Agreement, dated as of September 8, 1997, among FirstCity Funding Corporation, FirstCity Consumer Lending Corporation, Thomas R. Brower, Scot A. Foith, Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves, Stephen H. Trent and Blake P. Bozman. (incorporated herein by reference to Exhibit 10.11 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.12	-	Revolving Credit Loan Agreement, dated as of March 20, 1998, by and between FC Properties, Ltd. and Nomura Asset Capital Corporation. (incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.13	-	Revolving Credit Loan Agreement, dated as of February 27, 1998, by and between FH Partners, L.P. and Nomura Asset Capital Corporation. (incorporated herein by reference to Exhibit 10.13 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.14	-	Note Agreement, dated as of June 6, 1997, among Bosque Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque Investment Realty Partners, L.P. and Bankers Trust Company of California, N.A. (incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.15	-	60,000,000 French Franc Revolving Promissory Note, dated September 25, 1997, by J-Hawk International Corporation in favor of the Bank of Scotland. (incorporated herein by reference to Exhibit 10.15 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.16	-	Loan Agreement, dated as of September 25, 1997, by and between Bank of Scotland and J-Hawk International Corporation. (incorporated herein reference to Exhibit 10.16 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.17	-	Guaranty Agreement, dated as of September 25, 1997, by J-Hawk (incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.18	-	Guaranty Agreement, dated as of September 25, 1997, by FirstCity Financial Corporation in favor of Bank of Scotland. (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.19	-	Warehouse Credit Agreement, dated as of May 17, 1996, among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust and National Auto Funding Corporation. (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.20	-	Funding Commitment, dated as of May 17, 1996 by and between ContiTrade Services L.L.C. and The Company. (incorporated herein by reference to Exhibit 10.20 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.21	-	Revolving Credit Agreement, dated as of December 29, 1995, by and between the Company and Cargill Financial Services Corporation, as amended by the Eighth Amendment to Revolving Credit Agreement dated February 1998. (incorporated herein by reference to Exhibit 10.21 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

Exhibit
Number		Description

10.22	-	Master Repurchase Agreement Governing Purchased and Sales of Mortgage Loans, dated as of July 1998, between Lehman Commercial Paper Inc. and FHB Funding Corp. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 18, 1998).

10.23	-	Warehouse Credit Agreement, dated as of April 30, 1998 among ContiTrade Services, L.L.C., FirstCity Consumer Lending Corporation, FirstCity Auto Receivables L.L.C. and FirstCity Financial Corporation. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).

10.24	-	Servicing Agreement, dated as of April 30, 1998 among FirstCity Auto Receivables L.L.C. , FirstCity Servicing Corporation of California, FirstCity Consumer Lending Corporation and ContiTrade Services L.L.C. (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).

10.25	-	Security and Collateral Agreement, dated as of April 30, 1998 among FirstCity Auto Receivables L.L.C., ContiTrade Services L.L.C. and Chase Bank of Texas, National Association. (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).

10.26	-	Loan Agreement, dated as of July 24, 1998, between FirstCity Commercial Corporation and CFSC Capital Corp. XXX (incorporated herein by reference Exhibit 10.5 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).

10.27	-	Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).

10.28	-	First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).

10.29	-	Employment Agreement, dated October 1, 1998, by and between FirstCity. Financial Mortgage Corporation, and Buddy L. Terrell (incorporated herein by reference to Exhibit 10.29 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

10.30	-	Security Agreement, dated as of April 30, 1998 among Enterprise Funding Corporation, FCAR Receivables L.L.C., MBIA Insurance Corporation, FirstCity Funding Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a Loan Servicing enterprise (incorporated herein by reference to Exhibit 10.30 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

10.31	-	Note purchase agreement, dated March 30, 1999 among Enterprise Funding Corporation, FCAR Receivables, L.L.C. and NationsBank, N.A. (incorporated herein by reference to Exhibit 10.31 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

10.32	-	Custodian Agreement, dated March 30, 1999, among FCAR Receivables L.L.C., FirstCity Funding Corporation, NationsBank, N.A., Enterprise Funding Corporation and Chase Bank of Texas, N.A. (incorporated herein by reference to Exhibit 10.32 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

10.33	-	100,000,000 dollar form of note, dated March 30, 1999 among FCAR Receivables LLC, Enterprise Funding Corporation and NationsBank, N.A. (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

10.33	-	Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America Financial, Inc., FirstCity Financial Mortgage Corporation, and Guaranty Federal Bank F.S.B. as Administrative Agent and Bank One, Texas, N.A. as Collateral Agent (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-Q dated August 16, 1999, filed with the commission on August 16, 1999).

Exhibit
Number		Description

10.34	-	Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.34 of the Company’s Form 10-Q dated August 16, 1999, filed with the Commission on August 16, 1999).

10.35	-	Amended and Restated Loan Agreement, dated December 20, 1999, by and among FirstCity Financial Corporation as Borrower and The Lenders Named Herein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 22, 1999, filed with the commission on December 28, 1999).

10.36	-	Subordinated Secured Senior Note Purchase Agreement, dated December 20, 1999, between FirstCity Financial Corporation, as Issuer and IFA Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated December 22, 1999, filed with the commission on December 28, 1999).

10.37	-	Employment Agreement, dated October 1, 1999, by and between FirstCity Commercial Corporation and Terry R. DeWitt. (incorporated herein by reference to Exhibit 10.37 of the Company’s Form 10-K dated April 6, 2000, filed with the commission on April 6, 2000).

10.38	-	Employment Agreement, dated October 1, 1999, by and between FirstCity Commercial Corporation and G. Stephen Fillip. (incorporated herein by reference to Exhibit 10.38 of the Company’s Form 10-K dated April 6, 2000, filed with the commission on April 6, 2000).

10.39	-	Shareholder Agreement, dated October 1, 1999, by and among FirstCity Holdings Corporation, FirstCity Commercial Corporation, Terry R. DeWitt, G. Stephen Fillip and James C. Holmes. (incorporated herein by reference to Exhibit 10.39 of the Company’s Form 10-K dated April 6, 2000, filed with the commission on April 6, 2000).

10.40	-	Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein by reference to Exhibit 10.40 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).

10.41	-	Contribution and Assumption Agreement by and between Consumer Corp. and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.41 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).

10.42	-	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).

10.43	-	Second Amendment to Amended and Restated Loan Agreement, dated December 20, 1999, by and among the Company, as borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).

10.44	-	Receivables Financing Agreement, dated August 18, 2000, among Drive BOS LP, Drive Financial Services LP, each Lender, IPA Inc. and Wells Fargo Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.44 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.45	-	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

     (b)  Reports on Form 8-K. The Company filed a report on Form 8-K on January 18, 2002. Items 5 and 7 were reported.

Exhibit
Number		Description

10.46	-	Second Amendment, dated as of February 16, 2001, to the Receivables Financing Agreement, dated as of August 18, 2000, among Drive BOS LP, Drive Financial Services LP the Lenders party thereto, IPA Incorporated and Wells Fargo Bank Minnesota, NA (incorporated herein by reference to Exhibit 10.46 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.47	-	Subordinate Capital Loan Agreement, dated as of February 16, 2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and IPA Incorporated (incorporated herein by reference to Exhibit 10.47 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.48	-	Amended and Restated Amendment #4 (Option and Option Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 18, 2002, filed with the Commission on January 18, 2002).

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

J. Bryan Baker
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer of the Registrant)

Dated: May 15, 2002

EXHIBIT INDEX

Exhibit
Number		Description

2.1	-	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

2.2	-	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.1	-	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.2	-	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

4.1	-	Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

4.2	-	Warrant Agreement, dated July 3, 1995, by and between the Company and American Stock Transfer & Trust Company, as Warrant Agent (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

4.3	-	Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor Financial Mortgage Company Employees Pension Plan, Lindsey Capital Corporation, Ed Smith and Thomas E. Smith. (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

4.4	-	Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company. (incorporated herein by reference to Exhibit 4.4 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

4.5	-	Registration Rights Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company. (incorporated herein by reference to Exhibit 4.5 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 24, 1998).

10.1	-	Trust Agreement of FirstCity Liquidating Trust, dated July 3, 1995 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

10.2	-	Investment Management Agreement, dated July 3, 1995, between the Company and FirstCity Liquidating Trust (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

10.3	-	Lock-Box Agreement, dated July 11, 1995, among the Company, NationsBank of Texas, N.A., as lock-box agent, FirstCity Liquidating Trust, FCLT Loans, L.P., and the other Trust-Owned Affiliates signatory thereto, and each of NationsBank of Texas, N.A. and Fleet National Bank, as co-lenders (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).

10.4	-	Custodial Agreement, dated July 11, 1995, among Fleet National Bank, as custodian, Fleet National Bank, as agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and the Company (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).

Exhibit
Number		Description

10.5	-	Tier 3 Custodial Agreement, dated July 11, 1995, among the Company, as custodian, Fleet National Bank, as agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and the Company, as servicer (incorporated herein by reference to Exhibit 10.5 of the Company’s Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).

10.6	-	12/97 Amended and Restated Facilities Agreement, dated effective as of December 3, 1997, among Harbor Financial Mortgage Corporation, New America Financial, Inc., Texas Commerce Bank National Association and the other warehouse lenders party thereto. (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.7	-	Modification Agreement, dated January 26, 1998, to the Amended and Restated Facilities Agreement, dated as of December 3, 1997, among Harbor Financial Mortgage Corporation, New America Financial, Inc. and Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association). (incorporated herein by reference to Exhibit 10.7 of the company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.8	-	$50,000,000 3/98 Chase Texas Temporary Additional Warehouse Note, dated March 17, 1998, by Harbor Financial Mortgage Corporation and New America Financial, Inc., in favor of Chase Bank of Texas, National Association. (incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.9	-	Employment Agreement, dated as of July 1, 1997, by and between Harbor Financial Mortgage Corporation and Richard J. Gillen. (incorporated herein by reference to Exhibit 10.9 of the Company’s 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.10	-	Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R. Brower, with similar agreements between FC Capital Corp. and each of James H. Aronoff and Christopher J. Morrissey. (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.11	-	Shareholder Agreement, dated as of September 8, 1997, among FirstCity Funding Corporation, FirstCity Consumer Lending Corporation, Thomas R. Brower, Scot A. Foith, Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves, Stephen H. Trent and Blake P. Bozman. (incorporated herein by reference to Exhibit 10.11 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.12	-	Revolving Credit Loan Agreement, dated as of March 20, 1998, by and between FC Properties, Ltd. and Nomura Asset Capital Corporation. (incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.13	-	Revolving Credit Loan Agreement, dated as of February 27, 1998, by and between FH Partners, L.P. and Nomura Asset Capital Corporation. (incorporated herein by reference to Exhibit 10.13 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.14	-	Note Agreement, dated as of June 6, 1997, among Bosque Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque Investment Realty Partners, L.P. and Bankers Trust Company of California, N.A. (incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.15	-	60,000,000 French Franc Revolving Promissory Note, dated September 25, 1997, by J-Hawk International Corporation in favor of the Bank of Scotland. (incorporated herein by reference to Exhibit 10.15 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

Exhibit
Number		Description

10.16	-	Loan Agreement, dated as of September 25, 1997, by and between Bank of Scotland and J-Hawk International Corporation. (incorporated herein reference to Exhibit 10.16 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.17	-	Guaranty Agreement, dated as of September 25, 1997, by J-Hawk (incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.18	-	Guaranty Agreement, dated as of September 25, 1997, by FirstCity Financial Corporation in favor of Bank of Scotland. (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.19	-	Warehouse Credit Agreement, dated as of May 17, 1996, among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust and National Auto Funding Corporation. (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.20	-	Funding Commitment, dated as of May 17, 1996 by and between ContiTrade Services L.L.C. and The Company. (incorporated herein by reference to Exhibit 10.20 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.21	-	Revolving Credit Agreement, dated as of December 29, 1995, by and between the Company and Cargill Financial Services Corporation, as amended by the Eighth Amendment to Revolving Credit Agreement dated February 1998. (incorporated herein by reference to Exhibit 10.21 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.22	-	Master Repurchase Agreement Governing Purchased and Sales of Mortgage Loans, dated as of July 1998, between Lehman Commercial Paper Inc. and FHB Funding Corp. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 18, 1998).

10.23	-	Warehouse Credit Agreement, dated as of April 30, 1998 among ContiTrade Services, L.L.C., FirstCity Consumer Lending Corporation, FirstCity Auto Receivables L.L.C. and FirstCity Financial Corporation. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).

10.24	-	Servicing Agreement, dated as of April 30, 1998 among FirstCity Auto Receivables L.L.C. , FirstCity Servicing Corporation of California, FirstCity Consumer Lending Corporation and ContiTrade Services L.L.C. (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).

10.25	-	Security and Collateral Agreement, dated as of April 30, 1998 among FirstCity Auto Receivables L.L.C., ContiTrade Services L.L.C. and Chase Bank of Texas, National Association. (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).

10.26	-	Loan Agreement, dated as of July 24, 1998, between FirstCity Commercial Corporation and CFSC Capital Corp. XXX (incorporated herein by reference Exhibit 10.5 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).

10.27	-	Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).

10.28	-	First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).

10.29	-	Employment Agreement, dated October 1, 1998, by and between FirstCity. Financial Mortgage Corporation, and Buddy L. Terrell (incorporated herein by reference to Exhibit 10.29 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

Exhibit
Number		Description

10.30	-	Security Agreement, dated as of April 30, 1998 among Enterprise Funding Corporation, FCAR Receivables L.L.C., MBIA Insurance Corporation, FirstCity Funding Corporation, NationsBank N.A. and CSC Logic/MSA LLP d/b/a Loan Servicing enterprise (incorporated herein by reference to Exhibit 10.30 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

10.31	-	Note purchase agreement, dated March 30, 1999 among Enterprise Funding Corporation, FCAR Receivables, L.L.C. and NationsBank, N.A. (incorporated herein by reference to Exhibit 10.31 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

10.32	-	Custodian Agreement, dated March 30, 1999, among FCAR Receivables L.L.C., FirstCity Funding Corporation, NationsBank, N.A., Enterprise Funding Corporation and Chase Bank of Texas, N.A. (incorporated herein by reference to Exhibit 10.32 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

10.33	-	100,000,000 dollar form of note, dated March 30, 1999 among FCAR Receivables LLC, Enterprise Funding Corporation and NationsBank, N.A. (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

10.33	-	Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America Financial, Inc., FirstCity Financial Mortgage Corporation, and Guaranty Federal Bank F.S.B. as Administrative Agent and Bank One, Texas, N.A. as Collateral Agent (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-Q dated August 16, 1999, filed with the commission on August 16, 1999).

10.34	-	Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.34 of the Company’s Form 10-Q dated August 16, 1999, filed with the Commission on August 16, 1999).

10.35	-	Amended and Restated Loan Agreement, dated December 20, 1999, by and among FirstCity Financial Corporation as Borrower and The Lenders Named Herein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 22, 1999, filed with the commission on December 28, 1999).

10.36	-	Subordinated Secured Senior Note Purchase Agreement, dated December 20, 1999, between FirstCity Financial Corporation, as Issuer and IFA Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated December 22, 1999, filed with the commission on December 28, 1999).

10.37	-	Employment Agreement, dated October 1, 1999, by and between FirstCity Commercial Corporation and Terry R. DeWitt. (incorporated herein by reference to Exhibit 10.37 of the Company’s Form 10-K dated April 6, 2000, filed with the commission on April 6, 2000).

10.38	-	Employment Agreement, dated October 1, 1999, by and between FirstCity Commercial Corporation and G. Stephen Fillip. (incorporated herein by reference to Exhibit 10.38 of the Company’s Form 10-K dated April 6, 2000, filed with the commission on April 6, 2000).

10.39	-	Shareholder Agreement, dated October 1, 1999, by and among FirstCity Holdings Corporation, FirstCity Commercial Corporation, Terry R. DeWitt, G. Stephen Fillip and James C. Holmes. (incorporated herein by reference to Exhibit 10.39 of the Company’s Form 10-K dated April 6, 2000, filed with the commission on April 6, 2000).

10.40	-	Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein by reference to Exhibit 10.40 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).

10.41	-	Contribution and Assumption Agreement by and between Consumer Corp. and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.41 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).

Exhibit
Number		Description

10.42	-	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).

10.43	-	Second Amendment to Amended and Restated Loan Agreement, dated December 20, 1999, by and among the Company, as borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).

10.44	-	Receivables Financing Agreement, dated August 18, 2000, among Drive BOS LP, Drive Financial Services LP, each Lender, IPA Inc. and Wells Fargo Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.44 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.45	-	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.46	-	Second Amendment, dated as of February 16, 2001, to the Receivables Financing Agreement, dated as of August 18, 2000, among Drive BOS LP, Drive Financial Services LP the Lenders party thereto, IPA Incorporated and Wells Fargo Bank Minnesota, NA (incorporated herein by reference to Exhibit 10.46 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.47	-	Subordinate Capital Loan Agreement, dated as of February 16, 2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and IPA Incorporated (incorporated herein by reference to Exhibit 10.47 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.48	-	Amended and Restated Amendment #4 (Option and Option Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 18, 2002, filed with the Commission on January 18, 2002).