Form 10-Q
period 2002-06-30
FIRSTCITY FINANCIAL CORP
filed 2002-08-14
CIK 828678

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 033-19694

FirstCity Financial Corporation

(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0243729 (I.R.S. Employer Identification No.)

6400 Imperial Drive, Waco, TX (Address of Principal Executive Offices)	76712 (Zip Code)

(254) 751-1750
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     The number of shares of common stock, par value $.01 per share, outstanding at August 14, 2002 was 8,376,500.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents	$6,838	$5,583
Portfolio Assets, net	11,591	14,218
Loans receivable from Acquisition Partnerships held for investment	21,845	19,765
Equity investments	51,504	54,655
Deferred tax benefit, net	20,101	20,101
Service fees receivable from affiliates	2,035	1,546
Other assets, net	12,508	6,368
Net assets of discontinued operations	15,175	16,657

Total Assets	$141,597	$138,893

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable to affiliates	$86,951	$83,957
Notes payable — other	2,484	7,252
Accrued interest payable to affiliates	56	47
Deferred gain from sale of interest in subsidiary	4,000	4,000
Minority interest	6,204	5,158
Other liabilities	3,503	2,501

Total Liabilities	103,198	102,915
Commitments and contingencies	—	—
Redeemable preferred stock:
Adjusting rate preferred stock, including accumulated dividends in arrears of $7,704 and $6,420, respectively (par value $.01; redemption value of $21 per share; 2,000,000 shares authorized; 1,222,901 shares issued and outstanding)	33,385	32,101
Shareholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; issued and outstanding: 8,376,500 shares	84	84
Paid in capital	79,645	79,645
Accumulated deficit	(76,644)	(76,728)
Accumulated other comprehensive income	1,929	876

Total Shareholders’ Equity	5,014	3,877

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$141,597	$138,893

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Servicing fees from affiliates	$4,170	$3,204	$6,392	$5,669
Gain on resolution of Portfolio Assets	456	214	700	432
Equity in earnings of investments	3,939	10,426	5,414	12,486
Interest income from affiliates	1,077	896	2,101	1,587
Interest income — other	280	517	561	1,066
Gain on sale of interest in equity investment	1,779	—	1,779	3,134
Other income	936	428	1,176	548

Total revenues	12,637	15,685	18,123	24,922
Expenses:
Interest and fees on notes payable to affiliates	1,531	2,283	2,936	4,668
Interest and fees on notes payable — other	94	29	237	86
Salaries and benefits	3,425	2,769	6,160	4,992
Provision for loan and impairment losses	22	1,543	121	2,128
Occupancy, data processing, communication and other	2,460	2,889	4,370	5,467

Total expenses	7,532	9,513	13,824	17,341
Earnings from continuing operations before income taxes, minority interest and accounting change	5,105	6,172	4,299	7,581
Benefit (provision) for income taxes	6	(7)	(7)	8

Earnings from continuing operations before minority interest and accounting change	5,111	6,165	4,292	7,589
Minority interest	(909)	(1,997)	(924)	(1,796)
Cumulative effect of accounting change	—	(304)	—	(304)

Earnings from continuing operations	4,202	3,864	3,368	5,489
Loss from discontinued operations	(1,500)	(1,000)	(2,000)	(1,000)

Net earnings	2,702	2,864	1,368	4,489
Accumulated preferred dividends in arrears	(642)	(642)	(1,284)	(1,284)

Net earnings to common shareholders	$2,060	$2,222	$84	$3,205

Basic and diluted earnings per common share are as follows:
Earnings from continuing operations	$0.43	$0.43	$0.25	$0.54
Cumulative effect of accounting change	—	(0.04)	—	(0.04)
Discontinued operations	(0.18)	(0.12)	(0.24)	(0.12)
Net earnings	$0.25	$0.27	$0.01	$0.38
Weighted average common shares outstanding	8,376	8,376	8,376	8,372

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

					Accumulated
					Other
	Number of				Comprehensive	Total
	Common	Common	Paid in	Accumulated	Income	Shareholders'
	Shares	Stock	Capital	Deficit	(Loss)	Equity

Balances, December 31, 2000	8,368,344	$84	$79,634	$(71,131)	$(109)	$8,478
Purchase of shares through employee stock purchase plan	8,156	—	11	—	—	11
Comprehensive loss:
Net loss for 2001	—	—	—	(3,029)	—	(3,029)
Foreign currency items	—	—	—	—	(218)	(218)
Unrealized net gain on securitization	—	—	—	—	1,203	1,203

Total comprehensive loss						(2,044)

Preferred dividends	—	—	—	(2,568)	—	(2,568)

Balances, December 31, 2001	8,376,500	84	79,645	(76,728)	876	3,877
Comprehensive income:
Net earnings for the first six months of 2002	—	—	—	1,368	—	1,368
Foreign currency items	—	—	—	—	1,013	1,013
Unrealized net gain on securitization	—	—	—	—	40	40

Total comprehensive income						2,421

Preferred dividends	—	—	—	(1,284)	—	(1,284)

Balances, June 30, 2002	8,376,500	$84	$79,645	$(76,644)	$1,929	$5,014

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net earnings	$1,368	$4,489
Adjustments to reconcile net earnings to net cash used in operating activities:
Loss from discontinued operations	2,000	1,000
Proceeds from resolution of Portfolio Assets	2,390	3,210
Gain on resolution of Portfolio Assets	(700)	(432)
Purchase of Portfolio Assets and advances on loans receivable, net	(4,013)	(5,639)
Provision for loan and impairment losses	121	2,128
Equity in earnings of investments	(5,414)	(12,486)
Proceeds from performing Portfolio Assets and loans receivable, net	2,890	3,897
Depreciation and amortization	354	445
Increase in other assets	(7,635)	(3,298)
Gain on sale of interest in equity investment	(1,779)	(3,134)
Gain on early extinguishment of debt	(691)	—
Increase in other liabilities	3,232	4,114

Net cash used in operating activities	(7,877)	(5,706)

Cash flows from investing activities:
Proceeds from sale of interest in equity investment	3,373	7,000
Property and equipment, net	(274)	(150)
Contributions to Acquisition Partnerships and Servicing Entities	(5,143)	(8,035)
Distributions from Acquisition Partnerships and Servicing Entities	12,887	4,956

Net cash provided by investing activities	10,843	3,771

Cash flows from financing activities:
Borrowings under notes payable to affiliates	14,720	20,547
Payments of notes payable to affiliates	(11,835)	(16,758)
Payments of notes payable — other	(1,316)	(1,788)
Payment to repurchase debt at discount	(2,762)	—
Proceeds from issuance of common stock	—	11

Net cash provided by (used in) financing activities	(1,193)	2,012

Net cash provided by continuing operations	1,773	77
Net cash used in discontinued operations	(518)	(509)

Net increase (decrease) in cash and cash equivalents	$1,255	$(432)
Cash and cash equivalents, beginning of period	5,583	8,043

Cash and cash equivalents, end of period	$6,838	$7,611

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$2,787	$4,350
Income taxes	28	(27)
Non-cash financing activities:
Dividends accumulated and not paid on preferred stock	1,284	1,284

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Dollars in thousands, except per share data)

(1) Basis of Presentation and Earnings (Loss) per Common Share

     The unaudited consolidated financial statements of FirstCity Financial Corporation (“FirstCity” or the “Company”) reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at June 30, 2002, the results of operations for the three-month and six-month periods ended June 30, 2002 and 2001, and the cash flows for the six-month periods ended June 30, 2002 and 2001.

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

     The effects of any common stock equivalents are antidilutive for the three months and six months ended June 30, 2002 and 2001; therefore, diluted earnings (loss) per common share is reported the same as basic earnings (loss) per common share.

(2) Liquidity and Capital Resources

Proposed Recapitalization

     In conjunction with a proposed recapitalization of FirstCity, the Company filed a registration statement in June 2002 with the Securities and Exchange Commission for a proposed exchange offer of its outstanding shares of New Preferred Stock, par value $0.01 per share (“New Preferred Stock”).

     Upon the commencement of the exchange offer, FirstCity will offer to exchange each share of its New Preferred Stock for, at the holder’s election, either:

(1)	$10.00 cash and 2 shares of FirstCity’s common stock, or

(2)	$ 8.00 cash and 3 shares of FirstCity’s common stock.

     FirstCity anticipates commencing the exchange offer promptly after its registration statement is declared effective by the Securities and Exchange Commission.

     The exchange offer is a part of a comprehensive recapitalization of FirstCity. Upon its successful completion, the recapitalization will consist of the following:

•	the sale of a 20% interest in Drive Financial Services LP (“Drive”), to BoS(USA), Inc. (“BoS(USA)”), a wholly-owned subsidiary of Bank of Scotland, for $16 million. This sale will provide the cash portion of the consideration of the exchange offer and will leave FirstCity with an 11% interest in Drive after the sale,

•	the exchange offer,

•	the use of the remainder of the cash proceeds from the sale of the 20% interest in Drive to reduce FirstCity’s debt owed to Bank of Scotland,

•	FirstCity’s purchase of the 20% interest in FirstCity’s indirect subsidiary, FirstCity Holdings Corporation, held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes (the “FCHC Group”),

•	the refinancing of the remainder of FirstCity’s debt facilities with Bank of Scotland and BoS(USA), with a total commitment by Bank of Scotland and BoS(USA) of up to $47 million, consisting of (a) a cash flow note of up to $35 million and (b) a $12 million subordinated note,

•	Bank of Scotland’s providing new financing to FirstCity, with a total commitment by Bank of Scotland of up to $60 million. The new financing will consist of (a) a $5 million revolving credit loan and (b) an acquisition term loan in an amount up to $55 million. The total commitment by Bank of Scotland and BoS(USA) for the refinancing combined with the new financing will not exceed $77 million,

•	the release of FirstCity from its guaranty of $4 million of Drive’s indebtedness to BoS(USA), and

•	the cancellation of BoS(USA)’s existing option to acquire a warrant to purchase 1,975,000 shares of FirstCity’s non-voting common stock.

     The successful completion of the exchange offer is a condition to all of the items listed above.

     The exchange offer is subject to several conditions. The most significant conditions include:

(1)	the closing of the sale of a 20% interest in Drive to BoS(USA) (which currently owns a 49% interest in Drive) for $16 million by FirstCity, which will provide the cash proceeds of the exchange offer, and the other transactions contemplated by the recapitalization,

(2)	the tender of at least 80% of the outstanding shares of New Preferred Stock,

(3)	the effectiveness of the registration statement relating to the shares of common stock of FirstCity to be issued in connection with the exchange offer, and

(4)	the lack of any change or development involving a prospective change in or affecting FirstCity’s business or financial affairs that, in the reasonable judgment of FirstCity’s board of directors, would or might prohibit, restrict or delay consummation of the exchange offer or materially impair the contemplated benefits to FirstCity of the exchange offer.

     Because there are multiple conditions to the closing of the transactions contemplated by the recapitalization that are beyond the control of FirstCity, FirstCity cannot provide any assurances that these conditions will be satisfied and that the exchange offer and the recapitalization will close.

     A registration statement relating to the shares of common stock of FirstCity to be issued in connection with the exchange offer has been filed with the Securities and Exchange Commission but has not yet become effective. Once the registration statement is declared effective the exchange offer will commence and appropriate documents will be mailed to holders of the New Preferred Stock.

Other Issues

     Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of pools of assets or single assets (collectively referred to as “Portfolio Assets” or “Portfolios”), investments in and advances to entities formed with Cargill Financial Services Corporation (“Cargill”) or one or more other co-investors to acquire Portfolios (each such entity an “Acquisition Partnership”), retirement of and dividends on preferred stock, and other investments by the Company. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt and dividends from the Company’s subsidiaries, short-term borrowings from revolving lines of credit, proceeds from equity market transactions, securitizations and other structured finance transactions and other special purpose short-term borrowings.

     BoS(USA) has an option to acquire a warrant for 1,975,000 shares of the Company’s non-voting Common Stock; the option can be exercised after October 31, 2002 if the Company’s $12 million Term Loan B owed to BoS(USA) and Bank of Scotland remains outstanding, but not prior to that date. The strike price is $2.3125 per share. In the event that prior to October 31, 2002 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate. BoS(USA) and the Company have entered into several amendments to this option to acquire a warrant for 1,975,000 shares extending the exercise date from its initial exercise date of August 31, 2001. The most recent amendment extended the date from June 30, 2002 to October 31, 2002 to allow the Company additional time to pursue the proposed recapitalization described above. Under the terms of the proposed recapitalization, the option would be cancelled.

     BoS(USA) also has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. In the event that Term Loan B is terminated prior to October 31, 2002 through a transaction involving the issuance of warrants, BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock. BoS(USA) and the Company have also amended the warrant to extend the exercise date from its initial exercise date of August 31, 2001 to correspond to the extension of the initial exercise date of the option described in the preceding paragraph. The most recent amendment extended the date from June 30, 2002 to October 31, 2002, consistent with the amendment exercise date of the option as discussed above.

     In the third quarter of 1999, dividends on the Company’s redeemable preferred stock (“New Preferred Stock”) were suspended. At June 30, 2002, accumulated dividends in arrears on New Preferred Stock totaled $7.7 million, or $6.30 per share. Since the Company failed to pay quarterly dividends for six consecutive quarters, the holders of New Preferred Stock are entitled to elect two directors to the Company’s Board until cumulative dividends have been paid in full. Dividends on outstanding shares of New Preferred Stock of FirstCity will be restricted until Term Loan B is paid in full. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on New Preferred Stock will be paid in the foreseeable future. The Company believes that the proposed recapitalization plan described above will, if implemented, substantially reduce the number of outstanding shares of New Preferred Stock and the corresponding accrued dividends on the New Preferred Stock, along with eliminating the option of BoS(USA) to acquire a warrant to purchase 1,975,000 shares.

     The Portfolio Asset acquisition and resolution group of FirstCity has a $35 million loan facility (increased from $30 million in August 2002) with CFSC Capital Corp. XXX, a subsidiary of Cargill. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates. At June 30, 2002, approximately $25 million was outstanding under this facility.

     On April 29, 2002, BoS(USA) provided a commitment to fund up to $5 million on a Term Loan E to the Company to allow the Company to purchase existing debt under a term credit facility at a purchase price not to exceed 85% of the unpaid principal balance. Term Loan E, secured by assets of the Company, provides for an interest rate of LIBOR plus 6% and matures on March 31, 2004. At June 30, 2002, advances of $2.8 million have been made on this loan and used to purchase existing debt with a balance of $3.5 million, resulting in a gain of $.7 million on early extinguishment of debt included in other income in the consolidated statements of operations. Bosque Asset Corp., a wholly-owned subsidiary of FirstCity (“Bosque”), issued the original notes pursuant to a Note Agreement dated June 6, 1997 in connection with its acquisition of approximately 1,500 loans. A security interest in the acquired loans was granted by Bosque to Banker’s Trust Company of California, N.A., as trustee for the noteholders. The notes issued by Bosque matured according to the original terms on June 5, 2002. FirstCity has not guaranteed payment or performance of Bosque under the notes or the Note Agreement. As of June 30, 2002, FirstCity has acquired notes issued under the Note Agreement that represent 57.94% or $3.4 million of the aggregate outstanding principal balances of the notes under the Note Agreement. The notes acquired by FirstCity were purchased at eighty percent (80%) of the outstanding principal balance of the notes. As of June 30, 2002, the aggregate balance of the outstanding notes held by persons unrelated to FirstCity was $2.5 million. The current trustee under the Note Agreement has not taken any action related to the maturity of the notes. The collections from the notes continue to be distributed to the noteholders, including FirstCity, under the terms of the matured loan facility. Collections for the month of June 2002 resulted in a principal payment of $1.0 million on July 5, 2002, of which $.6 million was paid to FirstCity and $.4 million was paid to noteholders unrelated to FirstCity. As of August 5, 2002, the aggregate outstanding principal balance of the notes under the Note Agreement was $4.9 million, of which $2.8 million was held by FirstCity and $2.1 million was held by persons unrelated to FirstCity FirstCity intends to purchase the notes held by unrelated persons or to obtain their consent to the extension of maturity date for the notes under the Note Agreement.

     The Company has a revolving line of credit facility with BoS(USA) used to fund corporate overhead expenses. On May 1, 2002, the maximum principal balance under this facility was increased from $10 million to $14 million. This facility, secured by assets of the Company, provides for an interest rate of LIBOR plus 2.50% and matures on December 31, 2003. At June 30, 2002, the outstanding balance on this facility was $10 million.

     Management believes that the BoS(USA) loan facilities along with the liquidity from the Cargill line, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

(3) New Accounting Pronouncements

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the SFAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (“SFAS 121”). SFAS 144 supersedes SFAS 121. The adoption of SFAS 142 did not have a material impact on the Company’s consolidated financial statements, as unamortized goodwill at December 31, 2001 was $.1 million.

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

     On April 1, 2002, the Company elected early adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. As it relates to FirstCity, the statement eliminates the extraordinary gain classification on early debt extinguishments. Instead, the gains associated with the early extinguishment of debt have been recorded in other income in the consolidated statements of operations. The Company also reclassified the extraordinary gain incurred in 2000 as other income. The result of this adoption did not modify or adjust net earnings (loss) for any period and does not impact the Company’s compliance with various debt covenants.

     On July 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material effect on its consolidated financial position or results of operations.

(4) Discontinued Operations

     The Company recorded a provision of $2.0 million in the first six months of 2002 and $1.0 million in 2001 for additional losses from discontinued operations. The additional provisions primarily relate to a decrease in the estimated future gross cash receipts on residual interests in securitizations. The net assets from discontinued operations consist of the following:

	June 30,	December 31,
	2002	2001

Estimated future gross cash receipts on residual interests in securitizations	$15,845	$18,775
Accrual for loss on operations and disposal of discontinued operations, net	(670)	(2,118)

Net assets of discontinued operations	$15,175	$16,657

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

(5) Portfolio Assets

     Portfolio Assets are summarized as follows:

	June 30,	December 31,
	2002	2001

Non-performing Portfolio Assets	$41,372	$45,123
Performing Portfolio Assets	9,008	10,227
Real estate Portfolios	1,624	1,766

Total Portfolio Assets	52,004	57,116
Adjusted purchase discount required to reflect Portfolio Assets at carrying value	(40,413)	(42,898)

Portfolio Assets, net	$11,591	$14,218

     Portfolio Assets are pledged to secure non-recourse notes payable.

(6) Loans Receivable from Acquisition Partnerships Held for Investment

     Loans receivable from Acquisition Partnerships held for investment consist primarily of loans from certain Acquisition Partnerships located in Mexico and are summarized as follows:

	June 30,	December 31,
	2002	2001

Mexico	$20,518	$18,609
Domestic	1,327	1,156

	$21,845	$19,765

     There were no provisions recorded on these loans during the first six months of 2002 and 2001. The loans receivable from the Mexican partnerships are secured by the assets/loans acquired by the Mexican partnerships with purchase money loans provided by the investors to the Mexican partnerships to purchase the asset pools held in those entities and are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.

(7) Equity Investments

     The Company has investments in entities formed to acquire Portfolios (“Acquisition Partnerships”) and their general partners and investments in servicing entities that are accounted for under the equity method. The condensed combined financial position and results of operations of the Acquisition Partnerships (excluding servicing entities), which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized below:

CONDENSED COMBINED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

Assets	$589,968	$654,883

Liabilities	$463,580	$498,361
Net equity	126,388	156,522

	$589,968	$654,883

Equity investment in Acquisition Partnerships	$39,816	$42,660
Equity investment in servicing entities	2,935	2,118

	$42,751	$44,778

CONDENSED COMBINED SUMMARY OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Proceeds from resolution of Portfolio Assets	$132,272	$57,862	$174,633	$119,647
Gain on resolution of Portfolio Assets	33,906	25,029	52,683	55,287
Interest income on performing Portfolio Assets	4,185	7,665	9,262	12,692
Net earnings (loss)	(10,205)	16,612	(1,885)	11,510

Equity in earnings of Acquisition Partnerships	$3,181	$3,542	$5,582	$6,667
Equity in earnings of servicing entities	261	157	680	986

	$3,442	$3,699	$6,262	$7,653

     The assets and equity of the Acquisition Partnerships and equity investments in the Acquisition Partnerships are summarized by geographic region below. The WAMCO Partnerships represent limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.

	June 30,	December 31,
	2002	2001

Assets:
Domestic:
WAMCO Partnerships	$173,843	$259,617
Other	25,816	15,607
Mexico	296,739	305,324
France and Italy	93,570	74,335

	$589,968	$654,883

Equity:
Domestic:
WAMCO Partnerships	$75,625	$90,249
Other	8,453	3,207
Mexico	(27,430)	2,546
France and Italy	69,740	60,520

	$126,388	$156,522

Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$27,103	$30,806
Other	3,949	2,313
Mexico	(1,395)	292
France and Italy	10,159	9,249

	$39,816	$42,660

     Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Domestic:
WAMCO Partnerships	$20,062	$11,949	$31,382	$26,088
Other	2,171	1,446	2,407	1,460
Mexico	11,214	13,101	20,747	31,244
France and Italy	5,264	7,137	8,639	10,905

	$38,711	$33,633	$63,175	$69,697

Net earnings (loss):
Domestic:
WAMCO Partnerships	$14,262	$5,247	$21,726	$12,740
Other	1,268	1,121	1,378	1,026
Mexico	(28,974)	5,465	(30,411)	(9,528)
France and Italy	3,239	4,779	5,422	7,272

	$(10,205)	$16,612	$(1,885)	$11,510

Equity in earnings (loss) of Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$4,026	$1,803	$5,874	$4,888
Other	518	564	628	607
Mexico	(1,897)	129	(1,914)	(342)
France and Italy	534	1,046	994	1,514

	$3,181	$3,542	$5,582	$6,667

     The Company recorded a $.2 million addition to equity in the first six months of 2002 as a result of unrealized gains on residual interests in securitization transactions held by one Acquisition Partnership. Also, the Company recorded $1.0 million in foreign currency translation adjustments in the first six months of 2002 relating to equity investments in foreign Acquisition Partnerships and servicing entities.

     The condensed consolidated financial position and results of operations of Drive are summarized below:

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

Cash	$22,130	$7,303
Loans held for sale	238,096	70,447
Residual interests in securitizations	71,036	77,407
Other assets	10,620	10,321

Total assets	$341,882	$165,478

Notes payable	$302,357	$126,665
Other liabilities	16,930	13,323

Total liabilities	319,287	139,988
Net equity	22,595	25,490

	$341,882	$165,478

Equity investment in Drive	$8,753	$9,877
Minority interest	(1,749)	(1,975)

Net investment in Drive	$7,004	$7,902

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Interest income	$15,724	$8,299	$25,731	$18,197
Gain on sale of loans	—	26,149	—	26,149
Service fees and other	5,043	6,204	9,649	8,440

Revenues	20,767	40,652	35,380	52,786

Interest expense	3,375	3,268	5,743	7,207
Salaries and benefits	10,189	8,000	20,447	14,852
Provision for loan and impairment losses	—	4,312	20	7,746
Other expenses	5,922	8,494	11,359	11,292

Expenses	19,486	24,074	37,569	41,097

Net income (loss)	$1,281	$16,578	$(2,189)	$11,689

Equity in earnings (loss) of Drive	$497	$6,727	$(848)	$4,833
Cumulative effect of accounting change	—	(304)	—	(304)
Minority interest	(99)	(1,283)	170	(905)

Net equity in earnings (loss) of Drive	$398	$5,140	$(678)	$3,624

     The Company recorded a $.2 million reduction to equity in the first six months of 2002 as a result of unrealized losses on residual interests in securitization transactions held by Drive.

(8) Segment Reporting

     The Company is engaged in two reportable segments: (i) Portfolio Asset acquisition and resolution; and (ii) consumer lending. These segments have been segregated based on products and services offered. The following is a summary of results of operations for each of the segments and reconciliation to earnings (loss) from continuing operations for the three months and six months ended June 30, 2002 and 2001.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$4,170	$3,204	$6,392	$5,669
Gain on resolution of Portfolio Assets	456	214	700	432
Equity in earnings of investments	3,442	3,699	6,262	7,653
Interest income	1,356	1,401	2,659	2,624
Gain on sale of interest in equity investments	1,779	—	1,779	3,134
Other	895	426	1,097	546

Total	12,098	8,944	18,889	20,058
Expenses:
Interest and fees on notes payable	778	1,076	1,504	2,111
Salaries and benefits	2,676	2,014	4,677	3,534
Provision for loan and impairment losses	22	1,543	121	2,128
Occupancy, data processing and other	2,646	2,926	4,267	5,217

Total	6,122	7,559	10,569	12,990

Operating contribution before direct taxes	$5,976	$1,385	$8,320	$7,068

Operating contribution , net of direct taxes	$5,982	$1,378	$8,313	$7,077

Consumer Lending:
Revenues:
Equity in earnings (loss) of investment	$497	$6,727	$(848)	$4,833
Interest income	—	4	—	6

Total	497	6,731	(848)	4,839
Expenses:
Occupancy, data processing and other (net of minority interest)	102	1,613	(162)	1,244

Total	102	1,613	(162)	1,244

Operating contribution (loss) before direct taxes	$395	$5,118	$(686)	$3,595

Operating contribution (loss), net of direct taxes	$395	$5,118	$(686)	$3,595

Total operating contribution, net of direct Taxes	$6,377	$6,496	$7,627	$10,672
Corporate Overhead:
Corporate interest expense	847	1,236	1,669	2,643
Salaries and benefits, occupancy, professional and other income and expenses, net	1,328	1,396	2,590	2,540

Earnings from continuing operations	$4,202	$3,864	$3,368	$5,489

     All of the revenues from the consumer lending segment are attributable to domestic operations. Revenues from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Domestic	$8,515	$4,580	$11,961	$12,595
Mexico	931	3,238	3,367	4,993
France and Italy	2,648	1,126	3,556	2,450
Other foreign	4	—	5	20

Total	$12,098	$8,944	$18,889	$20,058

     Total assets for each of the segments and a reconciliation to total assets is as follows:

	June 30,	December 31,
	2002	2001

Portfolio acquisition and resolution assets Domestic	$44,023	$48,202
Mexico	20,054	19,766
France and Italy	13,095	11,367
Consumer assets	8,842	10,205
Deferred tax benefit, net	20,101	20,101
Other assets, net	20,307	12,595
Net assets of discontinued operations	15,175	16,657

Total assets	$141,597	$138,893

(9) Income Taxes

     Federal income taxes are provided at a 35% rate. The Company has substantial NOLs, which can be used to offset the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing a valuation allowance to value the net deferred tax asset at a level, which more likely than not, will be realized. Realization is determined based on management’s expectation of generating sufficient taxable income in a look forward period over the next four years. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations prior to expiration of the NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

(10) Commitments and Contingencies

     On October 14, 1999, Harbor Financial Group, Inc. (“Harbor Parent”), Harbor Financial Mortgage Corporation (“Harbor”) and four subsidiaries of Harbor filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On December 14, 1999, the bankruptcy proceedings were converted to liquidation proceedings under Chapter 7 of the United States Bankruptcy Code. John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings (the “Trustee”), initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Harbor alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers, and improper transfer of funds from the Harbor related entities to FirstCity. The claims also included fraudulent and preferential transfer of assets of the Harbor entities, fraud and conspiracy. The Trustee, FirstCity, the other defendants and the insurers providing Director’s and Officer’s Insurance coverage for FirstCity and its subsidiaries (the “Insurers”) have executed a settlement agreement setting forth the terms of the compromise of the claims brought in the adversary proceedings, subject to obtaining the approval of the Bankruptcy Court. Under the terms of the settlement agreement, if approved by the Bankruptcy Court, the Trustee will release the defendants, their affiliates and subsidiaries from any and all claims which were brought or could have been brought by the Trustee against any of the defendants, any past and present officers and directors of FirstCity or any affiliates or subsidiaries of FirstCity in consideration of (i) the payment of the sum of $3,575,000 by the Insurers to the Trustee, (ii) a payment by FirstCity to the Trustee in the sum of $225,000, of which $162,500 is contingent upon FirstCity’s receiving that sum in connection with finalizing a settlement with Chase Securities, Inc. and JP Morgan Chase Bank (collectively, the “Chase Entities”) in the matter styled Chase Securities, Inc. v. FirstCity Financial Corporation, Index No. 604538/99 (N.Y. Sup. Ct.) discussed below, and (iii) the release of any and all claims of FirstCity and its affiliates and subsidiaries and of the individual defendants in the bankruptcy proceedings against the Trustee, including administrative and expense claims, with the exception of a portion of the administrative claim of FirstCity as noted below. The payment by the Insurers is conditioned upon FirstCity’s administrative claim in the Bankruptcy Case being allowed in the amount of $300,000, which claim FirstCity will assign to the Insurers and which shall be paid by the Trustee directly to the Insurers. FirstCity has received the $162,500 payment from the Chase entities as described above. The motions of the Trustee for approval of the settlement agreement, mutual releases and a bar order precluding certain claims by third parties against FirstCity have been filed in the bankruptcy proceedings and have been set for hearing on August 26, 2002. The approval of the Bankruptcy Court of the proposed terms of settlement has not been obtained, and there can be no assurance that such consent and approval will be secured. In the event that Bankruptcy Court approval is not obtained, FirstCity intends to vigorously contest the claims of the Trustee, as FirstCity believes that the claims are without merit and that it has valid defenses to these claims.

     FirstCity and Harbor Parent filed suit in the Federal District Court for the Western District of Texas, Waco Division, against Chase Bank of Texas, N.A. and Chase Securities, Inc. in September 1999 seeking injunctive relief and damages resulting from alleged violations by the defendants of the Bank Holding Company Act and from civil conspiracy engaged in by the defendants, arising from an engagement letter entered into between FirstCity and Chase Securities, Inc. relating to the sale of assets or securities of Harbor Parent, Harbor and their subsidiaries (collectively “HFMC”). FirstCity and Harbor Parent alleged that Chase Bank Texas, N.A. conditioned the extension of credit to Harbor on the retention of Chase Securities, Inc. by FirstCity and Harbor in violation of the Bank Holding Company Act. FirstCity additionally sought a judicial declaration that the plaintiffs were not obligated to pay any commission to Chase Securities, Inc. under the engagement letter. FirstCity and Harbor Parent also sought recovery of treble damages pursuant to the Bank Holding Company Act and recovery of costs of court, including reasonable attorneys fees. A motion to dismiss the Texas suit was granted based upon a provision in the engagement letter that provided that any suit arising from the engagement letter would be pursued in the State of New York. FirstCity was granted leave by the Supreme Court for the State of New York to amend its answer in that proceeding to include the claims asserted in the Texas suit as a counterclaim to the suit brought by Chase Securities, Inc. and to assert certain affirmative defenses.

     On October 4, 1999, Chase Securities, Inc. filed suit against FirstCity before the Supreme Court for the State of New York, County of New York: Commercial Part seeking recovery of $2.4 million as the balance of a transaction fee allegedly due it under the terms of the engagement letter discussed above and other relief. FirstCity denied that it had any liability to Chase Securities, Inc. FirstCity asserted as a defense to this action the violations of the Bank Holding Company Act and other claims asserted in the litigation filed in the Federal District Court for the Western District of Texas. FirstCity was granted leave to amend its answer in the suit to include a counterclaim against Chase Securities, Inc. asserting breach of contract based upon the matters that were asserted in the Texas suit.

     The Trustee filed an action in the United States District Court for the Southern District of New York against Chase Manhattan Bank, formerly Chase Bank of Texas, N.A. and Chase Securities, Inc. seeking recovery of damages arising from or relating to various agreements by and between Harbor Parent and Harbor and Chase Manhattan Bank (“Chase Bank”) and Chase Securities, Inc. (“CSI”), including the alleged violations of the Anti-Tying provision of the Bank Holding Company Act as had been asserted by FirstCity and Harbor Parent in the Texas suit.

     The Trustee, FirstCity and Chase Bank and CSI have completed a settlement of the claims in the suits described above and related to the fees alleged to be due to CSI under the engagement letter. Pursuant to the terms of the settlement between Chase Bank, CSI and FirstCity, FirstCity received a payment of $162,500 and FirstCity, Chase and CSI mutually released each other from all facts alleged and claims and counterclaims made in pleadings, proposed pleadings, submissions to the New York State Supreme Court, and/or answers to interrogatories served in the suits pending in the New York courts described above or related to the September 30, 1998 Engagement Letter executed by FirstCity and CSI, the February 17, 1998 Securitization Agreement executed by Harbor Parent and CSI, the February 25, 1998 Securitization Commitment Letter executed by Harbor and Chase Bank, the February 1, 1999 Syndication Commitment Letter executed by Harbor, CSI and Chase Bank, and/or the February 1, 1999 Syndication Fee Letter executed by Harbor, CSI and Chase Bank. Chase, CSI and HFMC also completed a settlement of the claims asserted in the suit filed by the Trustee and under the fee agreements with HFMC receiving a payment of $1,087,500 and the parties mutually releasing each other from all claims in the suit filed by the Trustee and under the agreements referred to above.

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

     The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At June 30, 2002, advances of $2.4 million had been made under the obligation.

     In connection with the transactions contemplated by the Securities Purchase Agreement pursuant to which the Company sold its 49% equity interest in Drive, effective August 1, 2000, FirstCity Consumer Lending Corporation (“Consumer Corp.”) and FirstCity Funding LP (“Funding LP”) contributed all of the assets utilized in the operations of the automobile finance operation to Drive pursuant to the terms of a Contribution and Assumption Agreement by and between Consumer Corp. and Drive, and a Contribution and Assumption Agreement by and between Funding LP and Drive (collectively, the “Contribution Agreements”). Drive assumed substantially all of the liabilities of the automobile finance operation as set forth in the Contribution Agreements.

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

     The Company also provided a guaranty limited to a maximum of up to $4 million of a $60 million loan ($21 million outstanding as of June 30, 2002) to Drive by BoS(USA). The Company, Consumer Corp. and Funding L.P. secured the guaranty with security interests in their respective ownership interest in Consumer Corp., Funding L.P. and Drive. To date, no payments have been made by the Company pursuant to this guaranty.

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

     The Company reported earnings from continuing operations for the quarter ended June 30, 2002 of $4.2 million. After recording a loss from discontinued operations and accrued and unpaid dividends on the New Preferred Stock, net earnings to common stockholders was $2.1 million or $.25 per share on a basic and diluted basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Portfolio Asset Acquisition and Resolution	$5,982	$1,378	$8,313	$7,077
Consumer	395	5,422	(686)	3,899
Corporate interest	(847)	(1,236)	(1,669)	(2,643)
Corporate overhead	(1,328)	(1,396)	(2,590)	(2,540)
Cumulative effect of accounting change	—	(304)	—	(304)

Earnings from continuing operations	4,202	3,864	3,368	5,489
Accrued preferred dividends	(642)	(642)	(1,284)	(1,284)
Loss from discontinued operations	(1,500)	(1,000)	(2,000)	(1,000)

Net earnings to common shareholders	$2,060	$2,222	$84	$3,205

Results of Operations

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

Second Quarter 2002 Compared to Second Quarter 2001

     The Company reported earnings from continuing operations of $4.2 million in the second quarter of 2002. Net earnings to common stockholders were $2.1 million in the second quarter of 2002 compared to $2.2 million in the second quarter of 2001. On a per share basis, basic and diluted net earnings attributable to common stockholders were $.25 in the second quarter of 2002 compared to $.27 in the second quarter of 2001.

Portfolio Asset Acquisition and Resolution

     The operating contribution of $6.0 million in the second quarter of 2002 increased by $4.6 million, or 334%, compared with the second quarter of 2001 primarily a result of increased servicing fee revenues, a gain on sale of equity investments and reduced provisions for loan and impairment losses. Commercial Corp. purchased $52 million of Portfolio Assets during the second quarter of 2002 through the Acquisition Partnerships, compared to $33 million in acquisitions in the second quarter of 2001. Commercial Corp.’s investment in these acquisitions was $3.7 million and $4.9 million in the second quarter of 2002 and 2001, respectively. There were no purchases of wholly owned Portfolio Assets during either period. Commercial Corp.’s quarter end investment in wholly owned Portfolio Assets decreased to $11.6 million from $23.0 million at June 30, 2002 and 2001, respectively, with regular collections from those Portfolios and provisions recorded in 2001.

     Servicing fee revenues. Servicing fee revenues increased by 30% to $4.2 million in the second quarter of 2002 from $3.2 million in the second quarter of 2001 primarily as a result of increased collections in domestic Acquisition Partnerships. In June 2002, three domestic Acquisition Partnerships completed a bulk loan sale of performing and non-performing Portfolio Assets with a carrying value of $59 million for proceeds of $71 million. As a result of the sale, the Company recorded servicing fee revenues of $.9 million.

     Gain on resolution of Portfolio Assets. Proceeds from the resolution of Portfolio Assets increased by 22% to $1.7 million in the second quarter of 2002 from $1.4 million in the second quarter of 2001. The net gain on resolution of Portfolio Assets increased from $.2 million in the second quarter of 2001 to $.5 million in the second quarter of 2002. The weighted average gross profit percentage on the resolution of Portfolio Assets in the second quarter of 2002 was 27% as compared to 16% in the second quarter of 2001.

     Equity in earnings of investments. Commercial Corp.’s equity in earnings of Acquisition Partnerships decreased 10% to $3.2 million in the second quarter of 2002 compared to $3.5 million in the second quarter of 2001. The Acquisition Partnerships reflected a net loss of $10.2 million in the second quarter of 2002 compared to net earnings of $16.6 million in the second quarter of 2001. The net loss in the second quarter of 2002 resulted from approximately $16 million of foreign currency losses recorded in certain Mexico Partnerships. The exchange rate for the Peso increased from 9.0 at March 31, 2002 to 10.0 at June 30, 2002. As a result of these losses, the Company recorded equity in losses from the Mexico Acquisition Partnerships of $1.9 million for the second quarter of 2002 of which $1.1 was attributable to the foreign currency losses. Equity earnings in domestic Acquisition Partnerships increased $2.2 million or 92% due to the bulk loan sale completed by three domestic Acquisition Partnerships. This sale generated a combined net gain on resolution of Portfolio Assets of $12.0 million. See Note 7 of the Company’s consolidated financial statements for a comparison of earnings of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships summarized by geographic region. Equity in earnings of servicing entities was flat year to year.

     Interest income. Interest income was flat from the second quarter of 2001 to the second quarter of 2002.

     Gain on sale of interest in equity investments. In May 2002, the Company sold its investment in eight French Acquisition Partnerships for $3.4 million resulting in a gain of $1.8 million.

     Operating expenses. Operating expenses decreased $1.4 million or 19%, primarily as a result of decreased provisions for loan and impairment losses.

     Interest and fees on notes payable decreased $.3 million or 28% due to average debt for the quarter decreasing to $34.9 million in the second quarter of 2002 from $46.0 million in the second quarter of 2001. Also, the average cost of borrowing decreased from 9.36% in the second quarter of 2001 to 8.92% in the second quarter of 2002.

     Salaries and benefits increased to $2.7 million, or 33%, due to increased servicing personnel in Mexico. Total personnel within the Portfolio Asset acquisition and resolution segment increased from 114 to 160 at June 30, 2001 and 2002, respectively, with the personnel in Mexico increasing from 33 to 75.

     The provision for loan and impairment losses totaled $1.5 million in the second quarter of 2001 and is primarily attributed to write-downs of $1.1 million in estimated future collections of two non-performing Portfolios. Also, the Company recorded permanent valuation impairments of $.4 million on one real estate Portfolio.

     In the second quarter of 2001, provisions of $1.1 million in two non-performing Portfolios were recorded as estimated future collections were reduced primarily due to the Company accepting discounted payoffs in lieu of extended payouts. Minimal provisions were recorded in the second quarter of 2002 for performing or non-performing Portfolios as the economic conditions during that period did not negatively impact the Company’s expectation of future cash flows. Impairment on both performing and non-performing Portfolio Assets is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans’ risk adjusted rates, which approximates the effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. The expected future cash flows are reviewed monthly and adjusted as deemed necessary. Changes in various factors including, but not limited to, economic conditions, deterioration of collateral values, deterioration in the borrowers financial condition and other conditions described in the risk factors discussed later in this document, could have a negative impact on the estimated future cash flows of the Portfolio. Significant decreases in estimated future cash flows can reduce a Portfolio’s present value to below the Company’s carrying value of that Portfolio, causing impairment.

     The Company recorded permanent valuation impairments of $.4 million in the second quarter of 2001 on one real estate Portfolio due to deterioration of property values and market conditions, as well as additional expected disposal costs. For real estate Portfolios, the evaluation of impairment is determined quarterly based on the review of the estimated future cash receipts less estimated costs to sell, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified.

     Impairment on loans receivable from Acquisition Partnerships is measured quarterly based on the present value of the expected future cash flows discounted at the loans’ contractual rates. Principally all of the loans receivable are from certain Acquisition Partnerships located in Mexico. The cash flows used to pay down these loans come from collections received on non-performing Portfolio Assets owned by the Acquisition Partnerships. The estimated future cashflows of Portfolio Assets owned by Acquisition Partnerships are reviewed in a similar manner to Portfolio Assets owned by the Company. No impairment was required in the second quarter of 2002 or 2001 as the estimated future cash flows from the underlying Portfolio Assets of the Acquisition Partnerships supported the pay-down of the loans receivable from Acquisition Partnerships.

     Occupancy, data processing and other expenses decreased $.3 million or 10% due primarily to certain subservice fees incurred on the Acquisition Partnerships in Mexico, which were paid by the Company in the second quarter of 2001. In the second quarter of 2002, these subservice fees are paid directly by the Acquisition Partnerships.

Consumer Lending

     The operating contribution for the second quarter of 2002 was $.4 million compared to $5.1 million during the second quarter of 2001 (including a $.3 million cumulative effect of accounting change). In the second quarter of 2001, the contribution resulted primarily from equity earnings of $6.7 million from Drive, which completed a securitization of $286 million in retail installment contracts for a net gain of $26.1 million. Drive did not complete a securitization during the second quarter of 2002.

Other Items Affecting Operations

     The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.

     Corporate overhead. Company level interest expense decreased by 31% to $.8 million in the second quarter of 2002 from $1.2 million in the second quarter of 2001 as a result of reduced interest rates. Other corporate overhead expenses were flat from year to year.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the second quarters of 2002 and 2001.

     Discontinued Operations. The Company recorded a provision of $1.5 million in the second quarter of 2002 and $1.0 million in 2001 for additional losses from discontinued operations. The additional provisions primarily relate to a decrease in the estimated future gross cash receipts on residual interests in securitizations. These securities are in “run-off,” and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. The decrease in the estimated future gross cash receipts is a result of the actual losses exceeding the losses projected by the valuation model. As the securities “run off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

First Six Months of 2002 Compared to First Six Months of 2001

     The Company reported earnings from continuing operations of $3.4 million in the first six months of 2002. Net earnings to common stockholders were $84 thousand in the first six months of 2002 compared to $3.2 million in the first six months of 2001. On a per share basis, basic and diluted net earnings attributable to common stockholders were $.01 in 2002 compared to $.38 for the first six months of 2001.

Portfolio Asset Acquisition and Resolution

     The operating contribution of $8.3 million in the first six months of 2002 increased by $1.2 million, or 17%, compared with the first six months of 2001. Commercial Corp. purchased $77 million of Portfolio Assets during 2002 through the Acquisition Partnerships, compared to $120 million in acquisitions in the first six months of 2001. Commercial Corp.’s investment in these acquisitions was $9.1 million and $13.3 million in the first six months of 2002 and 2001, respectively. There were no purchases of wholly owned Portfolio Assets during either period. Commercial Corp.’s quarter end investment in wholly owned Portfolio Assets decreased to $11.6 million in the second quarter of 2002 from $23.0 million in the second quarter of 2001 with regular collections from those Portfolios.

     Servicing fee revenues. Servicing fee revenues increased by 13% to $6.4 million in 2002 from $5.7 million in 2001 primarily as a result of increased collections in domestic Acquisition Partnerships. In June 2002, three domestic Acquisition Partnerships completed a bulk loan sale of performing and non-performing Portfolio Assets with a carrying value of $59 million for proceeds of $71 million. As a result of the sale, the Company recorded servicing fee revenues of $.9 million.

     Gain on resolution of Portfolio Assets. The net gain on resolution of Portfolio Assets increased by 62% to $.7 million in 2002 from $.4 million in 2001. Proceeds from the resolution of Portfolio Assets decreased by 26% to $2.4 million in 2002 from $3.2 million in 2001. The weighted average gross profit percentage on the resolution of Portfolio Assets in 2002 was 29% as compared to 13% in 2001.

     Equity in earnings of investments. Commercial Corp.’s equity in earnings of Acquisition Partnerships decreased 16% to $5.6 million in the first six months of 2002 compared to $6.7 million in the first six months of 2001. The Acquisition Partnerships reflected a net loss of $1.9 million in the first six months of 2002 compared to net earnings of $11.5 million in the first six months of 2001. The net loss in the first six months of 2002 resulted from approximately $10 million of foreign currency losses recorded in certain Mexico Partnerships. The exchange rate for the Peso increased from 9.1 at December 31, 2001 to 10.0 at June 30, 2002. As a result of these losses, the Company recorded equity in losses from the Mexico Acquisition Partnerships of $1.9 million for the first six months of 2002 of which $1.1 million was attributable to foreign currency losses. Equity earnings in domestic Acquisition Partnerships increased $1.0 million or 18% primarily due to the bulk loan sale completed by three domestic Acquisition Partnerships. This sale generated a combined net gain on resolution of Portfolio Assets of $12.0 million. See Note 7 of the Company’s consolidated financial statements for a comparison of earnings of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships summarized by geographic region. Equity in earnings of servicing entities was $.7 million in 2002, as compared to $1.0 million in the first six months of 2001.

     Interest income. Interest income was flat from the first six months of 2001 to the first six months of 2002.

     Gain on sale of interest in equity investments. In the first six months of 2002, the Company sold its investment in eight French Acquisition Partnerships for $3.4 million resulting in a gain of $1.8 million. In the first six months of 2001, the Company sold a portion of its equity investment in a domestic Acquisition Partnership for $7.0 million resulting in a gain of $3.1 million.

     Operating expenses. Operating expenses decreased $2.4 million or 19%, primarily as a result of provisions for impairment on Portfolio Assets recorded in the first six months of 2001.

     Interest and fees on notes payable decreased $.6 million or 29% due to average debt decreasing to $36.1 million in the first six months of 2002 from $43.5 million in the first six months of 2001. Also, the average cost of borrowing decreased from 9.71% in the first six months of 2001 to 8.34% in the first six months of 2002.

     Salaries and benefits increased to $4.7 million, or 32%, due to increased servicing personnel in Mexico. Total personnel within the Portfolio Asset acquisition and resolution segment increased from 114 to 160 at June 30, 2001 and 2002, respectively, with the personnel in Mexico increasing from 33 to 75.

     The provision for loan and impairment losses totaled $2.1 million in the first six months of 2001 and is primarily attributed to write-downs of $1.1 million and $.5 million in estimated future collections of two non-performing Portfolios and one performing Portfolio, respectively. Also, the Company recorded permanent valuation impairments of $.4 million on one real estate Portfolio.

     In the first six months of 2001, provisions of $1.1 million in two non-performing Portfolios and $.5 million in one performing Portfolio were recorded as estimated future collections were reduced primarily due to the Company accepting discounted payoffs in lieu of extended payouts. Minimal provisions were recorded in the second quarter of 2002 for performing or non-performing Portfolios as the economic conditions during that period did not negatively impact the Company’s expectation of future cash flows.

     The Company recorded permanent valuation impairments of $.4 million in the first six months of 2001 on one real estate Portfolio due to deterioration of property values and market conditions, as well as additional expected disposal costs.

     Occupancy, data processing and other expenses decreased $1.0 million or 18% due primarily to certain subservice fees incurred on the Acquisition Partnerships in Mexico, which were paid by the Company in the first six months of 2001. In the first six months of 2002, these subservice fees are paid directly by the Acquisition Partnerships.

Consumer Lending

     The operating loss for the first six months of 2002 was $.7 million compared to earnings of $3.6 million during the first six months of 2001 (including a $.3 million cumulative effect of accounting change). In 2001, the contribution resulted primarily from equity earnings of $4.8 million from Drive, which completed a securitization of $286 million in retail installment contracts for a net gain of $26.1 million. Drive did not complete a securitization during 2002.

Other Items Affecting Operations

     The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.

     Corporate overhead. Company level interest expense decreased by 37% to $1.7 million in the first six months of 2002 from $2.6 million in the first six months of 2001 as a result of reduced interest rates. Other corporate overhead expenses were flat from period to period.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the first six months of 2002 and 2001.

     Discontinued Operations. The Company recorded a provision of $2.0 million in the first six months of 2002 and $1.0 million in 2001 for additional losses from discontinued operations. The additional provisions primarily relate to a decrease in the estimated future gross cash receipts on residual interests in securitizations. These securities are in “run-off,” and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. The decrease in the estimated future gross cash receipts is a result of the actual losses exceeding the losses projected by the valuation model. As the securities “run off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

Proposed Recapitalization

     In conjunction with a proposed recapitalization of FirstCity, the Company filed a registration statement in June 2002 with the Securities and Exchange Commission for a proposed exchange offer of its outstanding shares of New Preferred Stock.

     Upon the commencement of the exchange offer, FirstCity will offer to exchange each share of its New Preferred Stock for, at the holder’s election, either:

(1)	$10.00 cash and 2 shares of FirstCity’s common stock, or

(2)	$ 8.00 cash and 3 shares of FirstCity’s common stock.

     FirstCity anticipates commencing the exchange offer promptly after its registration statement is declared effective by the Securities and Exchange Commission.

     The exchange offer is a part of a comprehensive recapitalization of FirstCity. Upon its successful completion, the recapitalization will consist of the following:

•	the sale of a 20% interest in Drive Financial Services LP, to BoS(USA), a wholly-owned subsidiary of Bank of Scotland, for $16 million. This sale will provide the cash portion of the consideration of the exchange offer and will leave FirstCity with an 11% interest in Drive after the sale,

•	the exchange offer,

•	the use of the remainder of the cash proceeds from the sale of the 20% interest in Drive to reduce FirstCity’s debt owed to Bank of Scotland,

•	FirstCity’s purchase of the 20% interest in FirstCity’s indirect subsidiary, FirstCity Holdings Corporation, held by the FCHC Group,

•	the refinancing of the remainder of FirstCity’s debt facilities with Bank of Scotland and BoS(USA), with a total commitment by Bank of Scotland and BoS(USA) of up to $47 million, consisting of (a) a cash flow note of up to $35 million and (b) a $12 million subordinated note,

•	Bank of Scotland’s providing new financing to FirstCity, with a total commitment by Bank of Scotland of up to $60 million. The new financing will consist of (a) a $5 million revolving credit loan and (b) an acquisition term loan in an amount up to $55 million. The total commitment by Bank of Scotland and BoS(USA) for the refinancing combined with the new financing will not exceed $77 million,

•	the release of FirstCity from its guaranty of $4 million of Drive’s indebtedness to BoS(USA), and

•	the cancellation of BoS(USA)’s existing option to acquire a warrant to purchase 1,975,000 shares of FirstCity’s non-voting common stock.

     The successful completion of the exchange offer is a condition to all of the items listed above.

     The exchange offer is subject to several conditions. The most significant conditions include:

(1)	the closing of the sale of a 20% interest in Drive to BoS(USA) (which currently owns a 49% interest in Drive) for $16 million by FirstCity, which will provide the cash proceeds of the exchange offer, and the other transactions contemplated by the recapitalization,

(2)	the tender of at least 80% of the outstanding shares of New Preferred Stock,

(3)	the effectiveness of the registration statement relating to the shares of common stock of FirstCity to be issued in connection with the exchange offer, and

(4)	the lack of any change or development involving a prospective change in or affecting FirstCity’s business or financial affairs that, in the reasonable judgment of FirstCity’s board of directors, would or might prohibit, restrict or delay consummation of the exchange offer or materially impair the contemplated benefits to FirstCity of the exchange offer.

     Because there are multiple conditions to the closing of the transactions contemplated by the recapitalization that are beyond the control of FirstCity, FirstCity cannot provide any assurances that these conditions will be satisfied and that the exchange offer and the recapitalization will close.

     The board of directors of FirstCity believes that, if successfully completed, the recapitalization will:

•	provide additional financing to FirstCity, enhance FirstCity’s liquidity and permit it to pursue the acquisition of additional Portfolio Assets,

•	enhance FirstCity’s financial position through the refinancing of FirstCity’s debt facilities with Bank of Scotland and BoS(USA)

•	increase the equity of FirstCity through the elimination (or substantial reduction) of the New Preferred Stock, including accrued dividends, from FirstCity’s financial statements and the release of FirstCity’s guaranty of Drive’s indebtedness to BoS(USA),

•	substantially eliminate FirstCity’s obligation to redeem the New Preferred Stock at maturity and permit existing holders of the New Preferred Stock the opportunity to participate in the future growth of FirstCity through ownership of FirstCity’s common stock,

•	align the FCHC Group’s interests more closely with those of the holders of FirstCity’s common stock and permit FirstCity to retain all of the returns associated with FirstCity Holdings, and

•	preserve FirstCity’s NOLs.

     A registration statement relating to the shares of common stock of FirstCity to be issued in connection with the exchange offer has been filed with the Securities and Exchange Commission but has not yet become effective. Once the registration statement is declared effective the exchange offer will commence and appropriate documents will be mailed to holders of the New Preferred Stock.

Portfolio Asset Acquisition and Resolution

     Aggregate acquisitions by the Company are as follows (dollars in thousands):

	Purchase	FirstCity
	Price	Investment

First Six Months 2002	$76,648	$9,113
Total 2001	224,927	24,319
Total 2000	394,927	22,140
Total 1999	210,799	11,203
Total 1998	139,691	28,478

     The following table presents selected information regarding the revenues and expenses of the Company’s Portfolio Asset acquisition and resolution business:

Analysis of Selected Revenues and Expenses
Portfolio Asset Acquisition and Resolution

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Income from Portfolio Assets and Loans Receivable:
Average investment in Portfolio Assets and loans receivable:
Domestic	$13,662	$26,643	$14,167	$28,474
Mexico	21,178	16,746	20,022	14,893

Total	$34,840	$43,389	$34,189	$43,367
Income from Portfolio Assets and loans receivable:
Domestic	$748	$724	$1,284	$1,469
Mexico	1,021	840	2,006	1,481

Total	$1,769	$1,564	$3,290	$2,950

Average return (annualized):
Domestic	21.90%	10.87%	18.13%	10.32%
Mexico	19.28%	20.06%	20.04%	19.89%
Total	20.31%	14.42%	19.25%	13.60%
Servicing fee revenues:
Domestic partnerships:
$ Collected	$104,388	$31,999	$136,211	$65,942
Servicing fee revenue	2,333	952	3,150	1,839
Average servicing fee %	2.23%	2.98%	2.31%	2.79%
Mexico partnerships:
$ Collected	$29,156	$28,512	$48,350	$64,421
Servicing fee revenue	1,632	2,077	2,986	3,421
Average servicing fee %	5.60%	7.28%	6.18%	5.31%
Incentive service fees	$205	$175	$256	$409
Total Service Fees:
$ Collected	$133,544	$60,511	$184,561	$130,363
Servicing fee revenue	4,170	3,204	6,392	5,669
Average servicing fee %	3.12%	5.29%	3.46%	4.35%
Personnel:
Personnel expenses	$2,676	$2,014	$4,677	$3,534
Number of personnel (at period end):
Production	25	27
Servicing	135	87
Interest expense:
Average debt	$34,880	$45,985	$36,057	$43,484
Interest expense	778	1,076	1,504	2,111
Average cost (annualized)	8.92%	9.36%	8.34%	9.71%

     The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships:

Analysis of Selected Revenues and Expenses
Acquisition Partnerships

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Gain on resolution of Portfolio Assets	$33,906	$25,029	$52,683	$55,287
Gross profit percentage on resolution of Portfolio Assets	25.63%	43.26%	30.17%	46.21%
Interest income	$4,185	$7,665	$9,262	$12,692
Other income	619	939	1,230	1,718
Interest expense (1):
Interest expense	$16,623	$16,774	$33,799	$35,224
Average cost (annualized)	15.35%	14.17%	15.44%	15.02%
Other expenses:
Service fees	7,487	3,401	11,072	6,319
Other operating costs	4,519	4,461	7,542	9,550
Income taxes	4,206	6,847	2,627	14,492
Foreign currency loss (gain)	16,080	(14,462)	10,020	(7,398)

Total other expenses	32,292	247	31,261	22,963

Net earnings (loss)	$(10,205)	$16,612	$(1,885)	$11,510

Equity in earnings of Acquisition Partnerships	$3,181	$3,542	$5,582	$6,667
Equity in earnings of Servicing Entities	261	157	680	986

	$3,442	$3,699	$6,262	$7,653

(1)	Interest expense includes interest on loans to the Acquisition Partnerships located in Mexico from affiliates of the investor groups. The rates on these loans range from 19% to 20%. The average cost on debt excluding the Mexican Acquisition Partnerships was 6.86% and 8.67% for the three months ended June 30, 2002 and 2001, respectively and 6.38% and 8.37% for the six months ended June 30, 2002 and 2001, respectively.

Consumer Lending

     The following table presents selected information regarding consumer lending:

Analysis of Selected Data
Consumer Lending

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Retail installment contracts acquired	$100,780	$107,890	$214,181	$230,444
Origination characteristics
Face value to wholesale value	99.56%	100.03%	100.46%	100.60%
Weighted average coupon	21.18%	20.76%	21.06%	20.58%
Purchase discount (% of face value)	15.40%	15.14%	15.59%	15.23%
Servicing portfolio
Owned	$77,011	$55,718
Securitized	560,218	439,809

Total	$637,229	$495,527

Owned — number of contracts	7,428	4,375
Securitized — number of contracts	49,007	38,868

Total number of contracts	56,435	43,243

Defaults (% of total loans acquired)	17.70%	14.70%
Loss on defaults (% of original loan balance at time of default)	8.43%	6.71%
Delinquencies (% of total serviced portfolio)	6.76%	6.50%

Provision for Income Taxes

     The Company has substantial NOLs, which can be used to offset the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing a valuation allowance to value the net deferred tax asset at a level, which more likely than not, will be realized. Realization is determined based on management’s expectation of generating sufficient taxable income in a look forward period over the next four years. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations prior to expiration of the NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

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

     BoS(USA) has an option to acquire a warrant for 1,975,000 shares of the Company’s non-voting Common Stock; the option can be exercised after October 31, 2002 if the Company’s $12 million Term Loan B owed to BoS(USA) and Bank of Scotland remains outstanding, but not prior to that date. The strike price is $2.3125 per share. In the event that prior to October 31, 2002 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate. BoS(USA) and the Company have entered into several amendments to this option to acquire a warrant for 1,975,000 shares extending the exercise date from its initial exercise date of August 31, 2001. The most recent amendment extended the date from June 30, 2002 to October 31, 2002 to allow the Company additional time to pursue the proposed recapitalization described above. Under the terms of the proposed recapitalization the option would be cancelled.

     BoS(USA) also has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. In the event that Term Loan B is terminated prior to October 31, 2002 through a transaction involving the issuance of warrants, BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock. BoS(USA) and the Company have also amended the warrant to extend the exercise date from its initial exercise date of August 31, 2001 to correspond to the extension of the initial exercise date of the option described in the preceding paragraph. The most recent amendment extended the date from June 30, 2002 to October 31, 2002, consistent with the amended exercise date of the option as discussed above.

     Currently, the Company has approximately 1.2 million shares of New Preferred Stock outstanding with accrued and unpaid dividends of approximately $7.7 million. The Company’s Term Loan B, which resulted from the corporate debt restructure completed in August 2000, restricts the payment of dividends on these shares until it is repaid in full. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on shares of New Preferred Stock will be paid in 2002. The Company believes that the proposed recapitalization plan described above will, if implemented, substantially reduce the number of outstanding shares of New Preferred Stock and the corresponding accrued dividends on the New Preferred Stock, along with eliminating the option of BoS(USA) to acquire a warrant to purchase 1,975,000 shares.

     The Portfolio Asset acquisition and resolution group of the Company has a $35 million loan facility (increased from $30 million in August 2002) with CFSC Capital Corp. XXX, a subsidiary of Cargill. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates. At June 30, 2002, approximately $25 million was outstanding under this facility.

     Drive has a warehouse line of credit with BoS(USA), which provides borrowings up to $200 million (increased from $150 million in May 2002). Drive’s obligation under this arrangement at June 30, 2002 was $172 million. The debt is secured by Drive’s retail installment contracts and has been extended to July 2003.

     In September 2001, Drive entered into a warehouse line of credit agreement with Variable Funding Capital Corporation, a subsidiary of First Union National Bank, which provides borrowings up to $100 million. Drive’s obligation under the arrangement at June 30, 2002 was $69 million. The debt is secured by Drive’s retail installment contracts and terminates on September 5, 2002. FirstCity has not guaranteed and is not otherwise liable for this indebtedness.

     The Company and each of its major operating subsidiaries have entered into one or more credit facilities to finance their respective operations. Each of the operating subsidiary credit facilities is nonrecourse to the Company. The Company has agreed to indemnify BoS(USA) for up to 31% of losses, which might arise as a result of agreements BoS(USA) executed as a sponsor in connection with the securitizations completed by Drive. The Company also agreed to provide support in connection with securitizations by Consumer Corp. and Drive prior to the acquisition by BoS(USA) of the interest in Drive in August 2000. The Company has also provided a guaranty limited to a maximum amount of up to $4 million of a $60 million term loan from BoS(USA) to Drive ($21 million outstanding balance as of June 30, 2002).

     On April 29, 2002, BoS(USA) provided a commitment to fund up to $5 million on a Term Loan E to the Company to allow the Company to purchase existing debt under a term credit facility at a purchase price not to exceed 85% of the unpaid principal balance. Term Loan E, secured by assets of the Company, provides for an interest rate of LIBOR plus 6% and matures on March 31, 2004. At June 30, 2002, advances of $2.8 million have been made on this loan and used to purchase existing debt with a balance of $3.5 million, resulting in a gain of $.7 million on early extinguishment of debt included in other income in the consolidated statements of operations. Bosque Asset Corp., a wholly-owned subsidiary of FirstCity (“Bosque”), issued the original notes pursuant to a Note Agreement dated June 6, 1997 in connection with its acquisition of approximately 1,500 loans. A security interest in the acquired loans was granted by Bosque to Banker’s Trust Company of California, N.A., as trustee for the noteholders. The notes issued by Bosque matured according to the original terms on June 5, 2002. FirstCity has not guaranteed payment or performance of Bosque under the notes or the Note Agreement. As of June 30, 2002, FirstCity has acquired notes issued under the Note Agreement that represent 57.94% or $3.4 million of the aggregate outstanding principal balances of the notes under the Note Agreement. The notes acquired by FirstCity were purchased at eighty percent (80%) of the outstanding principal balance of the notes. As of June 30, 2002, the aggregate balance of the outstanding notes held by persons unrelated to FirstCity was $2.5 million. The current trustee under the Note Agreement has not taken any action related to the maturity of the notes. The collections from the notes continue to be distributed to the noteholders, including FirstCity, under the terms of the matured loan facility. Collections for the month of June 2002 resulted in a principal payment of $1.0 million on July 5, 2002, of which $.6 million was paid to FirstCity and $.4 million was paid to noteholders unrelated to FirstCity. As of August 5, 2002, the aggregate outstanding principal balance of the notes under the Note Agreement was $4.9 million, of which $2.8 million was held by FirstCity and $2.1 million was held by persons unrelated to FirstCity FirstCity intends to purchase the notes held by unrelated persons or to obtain their consent to the extension of maturity date for the notes under the Note Agreement.

     The Company has a revolving line of credit facility with BoS(USA) used to fund current operating expenses. On May 1, 2002, the maximum principal balance under this facility was increased from $10 million to $14 million. This facility, secured by assets of the Company, provides for an interest rate of LIBOR plus 2.50% and matures on December 31, 2003. At June 30, 2002, the outstanding balance on this facility was $10 million.

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships and the term and warehouse facilities of Drive, as of June 30, 2002, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $105 million and outstanding borrowings of $89 million.

     Management believes that the BoS(USA) loan facilities, along with the liquidity from the Cargill Facility, the related fees generated from the servicing of assets, equity distributions from existing Acquisition Partnerships and wholly owned portfolios, as well as sales of interests in equity investments, will allow the Company to meet its obligations as they come due during the next twelve months.

     The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of August 14, 2002 and the outstanding borrowings under such facilities as of June 30, 2002.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	August 14,	June 30,
	2002	2002	Interest Rate	Other Terms and Conditions

	(Dollars in millions)
FirstCity
Company Senior Facility:
Revolving Line of Credit	$14	$10	LIBOR + 2.5%	Secured by the assets of
Term Loan A	31	31	LIBOR + 2.5%	the Company, matures
Term Loan B	12	12	Prime	December 2003
Term Loan E	5	3	LIBOR + 6.0%	March 2004
Term credit facility	3	3	LIBOR + 5.0%	Secured by ownership
				interests in certain
				Acquisition partnerships
				Matures January 2003
Commercial Corp.
Acquisition facility	2	2	LIBOR + 4.0%	Secured by existing
				Portfolio Assets, matures
				January 2003
Term facilities	3	3	Fixed at	Secured by Portfolio
			7.00% to 7.66%	Assets, matured June 2002
				and November 2002
Equity investment facility	35	25	LIBOR + 4.5%	Acquisition facility for
				the investment in future
				Acquisition partnerships,
				matures March 2003
Total	$105	$89

Unconsolidated Acquisition
Partnerships term
Facilities(1)	$111	$111	Fixed at 10%,	Secured by Portfolio
			LIBOR + 2.25%	Assets, various Maturities
			to 5% and
			Prime + 1%
			to 7%
Unconsolidated Drive
Warehouse Facility	$200	$172	LIBOR + 1%;	Secured by warehouse
			Prime — 1.5%	inventory, matures July 2003
Warehouse Facility	100	69	Rate based on	Secured by warehouse
			Commercial	inventory, matures September
			paper rates	2002
			combined with
			certain
			facility fees
Subordinate capital Facility	65	40	Fixed at 16%	Secured by all assets of
				Drive, matures February 2006
Term Facility	21	21
			LIBOR + 1%;	Secured by residual
			Prime — 1.5%	interests, matures August
				2003
	$386	$302

(1)	In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Mexican Acquisition Partnerships also have term debt of approximately $295 million outstanding as of June 30, 2002 owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $21 million as Loans Receivable on the Consolidated Balance Sheets.

Forward-Looking Statements

     Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company’s strategic objectives and future performance, which are not historical facts, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, the consummation and effect of the proposed recapitalization; the performance of the Company’s subsidiaries and affiliates; the availability of Portfolio Assets; assumptions underlying asset performance; the impact of certain covenants in loan agreements of the Company and its subsidiaries; continued availability of the Company’s credit facilities; the degree to which the Company is leveraged; the ability of the Company to utilize NOLs; interest rate risk; prepayment speeds; delinquency and default rates; credit loss rates; changes (legislative and otherwise) in the asset securitization industry; demand for the Company’s services; fluctuations in residential and commercial real estate values; risk of declining value of assets, loans or collateral; capital market conditions, including the markets for asset-backed securities; risks associated with foreign operations; currency exchange rate fluctuations; general economic conditions; changes in foreign political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; the ability to attract and retain qualified personnel; uncertainties of any litigation that might arise in a bankruptcy proceeding; factors more fully discussed and identified in the Company’s Annual Report on Form 10-K, filed March 29, 2002 (including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as in other Securities and Exchange Commission filings of the Company. Many of these factors are beyond the Company’s control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

     On October 14, 1999, Harbor Financial Group, Inc. (“Harbor Parent”), Harbor Financial Mortgage Corporation (“Harbor”) and four subsidiaries of Harbor filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On December 14, 1999, the bankruptcy proceedings were converted to liquidation proceedings under Chapter 7 of the United States Bankruptcy Code. John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings (the “Trustee”), initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Harbor alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers, and improper transfer of funds from the Harbor related entities to FirstCity. The claims also included fraudulent and preferential transfer of assets of the Harbor entities, fraud and conspiracy. The Trustee, FirstCity, the other defendants and the insurers providing Director’s and Officer’s Insurance coverage for FirstCity and its subsidiaries (the “Insurers”) have executed a settlement agreement setting forth the terms of the compromise of the claims brought in the adversary proceedings, subject to obtaining the approval of the Bankruptcy Court. Under the terms of the settlement agreement, if approved by the Bankruptcy Court, the Trustee will release the defendants, their affiliates and subsidiaries from any and all claims which were brought or could have been brought by the Trustee against any of the defendants, any past and present officers and directors of FirstCity or any affiliates or subsidiaries of FirstCity in consideration of (i) the payment of the sum of $3,575,000 by the Insurers to the Trustee, (ii) a payment by FirstCity to the Trustee in the sum of $225,000, of which $162,500 is contingent upon FirstCity’s receiving that sum in connection with finalizing a settlement with Chase Securities, Inc. and JP Morgan Chase Bank (collectively, the “Chase Entities”) in the matter styled Chase Securities, Inc. v. FirstCity Financial Corporation, Index No. 604538/99 (N.Y. Sup. Ct.) discussed below, and (iii) the release of any and all claims of FirstCity and its affiliates and subsidiaries and of the individual defendants in the bankruptcy proceedings against the Trustee, including administrative and expense claims, with the exception of a portion of the administrative claim of FirstCity as noted below. The payment by the Insurers is conditioned upon FirstCity’s administrative claim in the Bankruptcy Case being allowed in the amount of $300,000, which claim FirstCity will assign to the Insurers and which shall be paid by the Trustee directly to the Insurers. FirstCity has received the $162,500 payment from the Chase entities as described above. The motions of the Trustee for approval of the settlement agreement, mutual releases and a bar order precluding certain claims by third parties against FirstCity have been filed in the bankruptcy proceedings and have been set for hearing on August 26, 2002. The approval of the Bankruptcy Court of the proposed terms of settlement has not been obtained, and there can be no assurance that such consent and approval will be secured. In the event that Bankruptcy Court approval is not obtained, FirstCity intends to vigorously contest the claims of the Trustee, as FirstCity believes that the claims are without merit and that it has valid defenses to these claims.

     FirstCity and Harbor Parent filed suit in the Federal District Court for the Western District of Texas, Waco Division, against Chase Bank of Texas, N.A. and Chase Securities, Inc. in September 1999 seeking injunctive relief and damages resulting from alleged violations by the defendants of the Bank Holding Company Act and from civil conspiracy engaged in by the defendants, arising from an engagement letter entered into between FirstCity and Chase Securities, Inc. relating to the sale of assets or securities of Harbor Parent, Harbor and their subsidiaries (collectively “HFMC”). FirstCity and Harbor Parent alleged that Chase Bank Texas, N.A. conditioned the extension of credit to Harbor on the retention of Chase Securities, Inc. by FirstCity and Harbor in violation of the Bank Holding Company Act. FirstCity additionally sought a judicial declaration that the plaintiffs were not obligated to pay any commission to Chase Securities, Inc. under the engagement letter. FirstCity and Harbor Parent also sought recovery of treble damages pursuant to the Bank Holding Company Act and recovery of costs of court, including reasonable attorneys fees. A motion to dismiss the Texas suit was granted based upon a provision in the engagement letter that provided that any suit arising from the engagement letter would be pursued in the State of New York. FirstCity was granted leave by the Supreme Court for the State of New York to amend its answer in that proceeding to include the claims asserted in the Texas suit as a counterclaim to the suit brought by Chase Securities, Inc. and to assert certain affirmative defenses.

     On October 4, 1999, Chase Securities, Inc. filed suit against FirstCity before the Supreme Court for the State of New York, County of New York: Commercial Part seeking recovery of $2.4 million as the balance of a transaction fee allegedly due it under the terms of the engagement letter discussed above and other relief. FirstCity denied that it had any liability to Chase Securities, Inc. FirstCity asserted as a defense to this action the violations of the Bank Holding Company Act and other claims asserted in the litigation filed in the Federal District Court for the Western District of Texas. FirstCity was granted leave to amend its answer in the suit to include a counterclaim against Chase Securities, Inc. asserting breach of contract based upon the matters that were asserted in the Texas suit.

     The Trustee filed an action in the United States District Court for the Southern District of New York against Chase Manhattan Bank, formerly Chase Bank of Texas, N.A. and Chase Securities, Inc. seeking recovery of damages arising from or relating to various agreements by and between Harbor Parent and Harbor and Chase Manhattan Bank (“Chase Bank”) and Chase Securities, Inc. (“CSI”), including the alleged violations of the Anti-Tying provision of the Bank Holding Company Act as had been asserted by FirstCity and Harbor Parent in the Texas suit.

     The Trustee, FirstCity and Chase Bank and CSI have completed a settlement of the claims in the suits described above and related to the fees alleged to be due to CSI under the engagement letter. Pursuant to the terms of the settlement between Chase Bank, CSI and FirstCity, FirstCity received a payment of $162,500 and FirstCity, Chase and CSI mutually released each other from all facts alleged and claims and counterclaims made in pleadings, proposed pleadings, submissions to the New York State Supreme Court, and/or answers to interrogatories served in the suits pending in the New York courts described above or related to the September 30, 1998 Engagement Letter executed by FirstCity and CSI, the February 17, 1998 Securitization Agreement executed by Harbor Parent and CSI, the February 25, 1998 Securitization Commitment Letter executed by Harbor and Chase Bank, the February 1, 1999 Syndication Commitment Letter executed by Harbor, CSI and Chase Bank, and/or the February 1, 1999 Syndication Fee Letter executed by Harbor, CSI and Chase Bank. Chase, CSI and HFMC also completed a settlement of the claims asserted in the suit filed by the Trustee and under the fee agreements with HFMC receiving a payment of $1,087,500 and the parties mutually releasing each other from all claims in the suit filed by the Trustee and under the agreements referred to above.

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

ITEM 3. Defaults Upon Senior Securities

     In the third quarter of 1999, dividends on the Company’s adjusting rate preferred stock were suspended. At June 30, 2002, accumulated dividends in arrears on such preferred stock totaled $7.7 million, or $6.30 per share.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
Number	Description

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

10.33	— Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America Financial, Inc., FirstCity Financial Mortgage Corporation,

Exhibit
Number	Description

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

10.48
— Amended and Restated Amendment #4 (Option and Option Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 18, 2002, filed with the Commission on January 18, 2002).

(b)	Reports on Form 8-K.

     On May 15, 2002, the Company filed a Current Report on Form 8-K to disclose a press release announcing the Company’s first quarter results.

     On July 17, 2002, the Company filed a Current Report on Form 8-K to disclose a press release announcing the resignation of David W. MacLennan from the Company’s Board of Directors.

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

Dated: August 14, 2002

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

10.4	— Custodial Agreement, dated July 11, 1995, among Fleet National Bank, as custodian, Fleet National Bank, as agent,

Exhibit
Number	Description

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

10.29	— Employment Agreement, dated October 1, 1998, by and between FirstCity. Financial Mortgage Corporation, and Buddy L. Terrell (incorporated herein by reference to

Exhibit
Number	Description

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

10.32
— Custodian Agreement, dated March 30, 1999, among FCAR Receivables L.L.C., FirstCity Funding Corporation, NationsBank, N.A., Enterprise Funding Corporation and Chase Bank of Texas, N.A. (incorporated herein by reference to Exhibit 10.32 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999)

10.33
— 100,000,000 dollar form of note, dated March 30, 1999 among FCAR Receivables LLC, Enterprise Funding Corporation and NationsBank, N.A. (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

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

10.41	— Contribution and Assumption Agreement by and between Consumer Corp. and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.41 of the

Exhibit
Number	Description

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

10.48
— Amended and Restated Amendment #4 (Option and Option Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 18, 2002, filed with the Commission on January 18, 2002).