Form 10-K/A
period 2001-12-31
FIRSTCITY FINANCIAL CORP
filed 2002-10-21
CIK 828678

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     The number of shares of common stock outstanding at June 30, 2002 was 8,376,500. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of the common stock on the Nasdaq National Market System, was approximately $7,555,429.



     FirstCity Financial Corporation hereby amends and restates its Annual Report on Form 10-K for the year ended December 31, 2001, to read in its entirety as follows:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FIRSTCITY FINANCIAL CORPORATION

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
                                   PART I
Item 1    Business....................................................    2
Item 2    Properties..................................................   11
Item 3    Legal Proceedings...........................................   12
Item 4    Submission of Matters to a Vote of Security Holders.........   13

                                  PART II
Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   14
Item 6    Selected Financial Data.....................................   14
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
Item 7A   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   44
Item 8    Financial Statements and Supplementary Data.................   47
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  118

                                  PART III
Item 10   Directors and Executive Officers of the Registrant..........  118
Item 11   Executive Compensation......................................  121
Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................  126
Item 13   Certain Relationships and Related Transactions..............  128

                                  PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................  129

                          FORWARD LOOKING INFORMATION


     This Annual Report on Form 10-K, as amended, may contain forward-looking statements. The factors identified under "Risk Factors" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, FirstCity Financial Corporation (the "Company" or "FirstCity").


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


     As a result of the liquidity constraints created by the discontinued operations of Mortgage Corp. and Capital Corp., in the third quarter of 2000, Consumer Corp. completed the sale of a 49% equity interest in its automobile finance operation to IFA Drive GP Holdings LLC ("IFA-GP") and IFA Drive LP Holdings LLC ("IFA-LP"), wholly-owned subsidiaries of BoS(USA), Inc. (formerly known as IFA Incorporated) ("BoS(USA)"), a wholly-owned subsidiary of Bank of Scotland (together with BoS(USA), the "Senior Lenders"), for a purchase price of $15 million cash, pursuant to the terms of a Securities Purchase Agreement dated as of August 18, 2000 (the "Securities Purchase Agreement"), by and among the Company, Consumer Corp., FirstCity Funding, LP ("Funding LP"), FirstCity Funding GP Corp. ("Funding GP"), IFA-GP and IFA-LP. The transaction generated $75 million in cash and resulted in a net gain of $8.1 million.

Simultaneously, the Senior Lenders and the Company completed a debt restructure whereby the Company reduced the outstanding debt under its senior and subordinate facilities from $113 million to approximately $44 million. The Company also retired approximately $6.4 million of debt owed to other lenders.


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


     BoS(USA) has an option to acquire a warrant for 1,975,000 shares of the Company's non-voting Common Stock; the option can be exercised after June 30, 2002 if the Company's $12 million Term Loan B owed to the Senior Lenders remains outstanding, but not prior to that date. The strike price is $2.3125 per share. In the event that prior to June 30, 2002 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate. BoS(USA) and the Company extended the initial exercise date for this option to acquire a warrant for 1,975,000 shares from August 31, 2001 to June 30, 2002. BoS(USA) and the Company extended the exercise date to allow the Company additional time to pursue possible restructure alternatives which would otherwise be limited due to change of control issues related to its substantial NOLs.


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

ITEM 3.  LEGAL PROCEEDINGS.


     On October 14, 1999, Harbor Financial Group, Inc. ("Harbor Parent"), Harbor Financial Mortgage Corporation ("Harbor") and four subsidiaries of Harbor filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On December 14, 1999, the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings (the "Trustee"), initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Harbor alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers, and improper transfer of funds from the Harbor related entities to FirstCity. The claims also included fraudulent and preferential transfer of assets of the Harbor entities, fraud and conspiracy. The Trustee, FirstCity, the other defendants and the insurers providing Director's and Officer's Insurance coverage for FirstCity and its subsidiaries (the "Insurers") have reached terms of an agreement to compromise the claims brought in the adversary proceedings, subject to finalizing the written settlement agreement and obtaining approval of the Bankruptcy Court. Under the proposed settlement, if finalized and approved by the Bankruptcy Court, the Trustee will release the defendants, their affiliates and subsidiaries from any and all claims which were brought or could have been brought by the Trustee against any of the defendants, any past and present officers and directors of FirstCity or any affiliates or subsidiaries of FirstCity in consideration of (i) the payment of the sum of $3,575,000 by the Insurers to the Trustee, (ii) a payment by FirstCity to the Trustee in the sum of $225,000, of which $162,500 is contingent upon FirstCity's receiving that sum in connection with finalizing a settlement with Chase Securities, Inc. and JP Morgan Chase Bank (collectively, the "Chase Entities") in the matter styled Chase Securities, Inc. v. FirstCity Financial Corporation, Index No. 604538/99 (N.Y. Sup. Ct.) discussed below, and
(iii) the release of any and all claims of FirstCity and its affiliates and subsidiaries and of the individual defendants in the bankruptcy proceedings against the Trustee, including administrative and expense claims. The payment by the Insurers is conditioned upon FirstCity's administrative claim in the Bankruptcy Case being allowed in the amount of $300,000, which claim FirstCity will assign to the Insurers and which shall be paid by the Trustee directly to the Insurers. If FirstCity does not receive $162,500 from the Chase Entities as described above, the Trustee will be deemed to have received full payment upon receipt of all amounts he is due under the settlement except that sum. The approval of the Bankruptcy Court of the proposed terms of settlement has not been obtained, and there can be no assurance that such consent and approval will be secured. In the event that the settlement agreement is not finalized or Bankruptcy Court approval is not obtained, FirstCity intends to vigorously contest the claims of the Trustee, as FirstCity believes that the claims are without merit and that it has valid defenses to these claims.



     FirstCity and Harbor Parent filed suit in the Federal District Court for the Western District of Texas, Waco Division, against Chase Bank of Texas, N.A. and Chase Securities, Inc. in September 1999 seeking injunctive relief and damages resulting from alleged violations by the defendants of the Bank Holding Company Act and from civil conspiracy engaged in by the defendants, arising from an engagement letter entered into between FirstCity and Chase Securities, Inc. relating to the sale of assets or securities of Harbor Parent, Harbor and their subsidiaries (collectively "HFMC"). FirstCity and Harbor Parent alleged that

Chase Bank Texas, N.A. conditioned the extension of credit to Harbor on the retention of Chase Securities, Inc. by FirstCity and Harbor in violation of the Bank Holding Company Act. FirstCity additionally sought a judicial declaration that the plaintiffs were not obligated to pay any commission to Chase Securities, Inc. under the engagement letter. FirstCity and Harbor Parent also sought recovery of treble damages pursuant to the Bank Holding Company Act and recovery of costs of court, including reasonable attorneys fees. A motion to dismiss the Texas suit was granted based upon a provision in the engagement letter that provided that any suit arising from the engagement letter would be pursued in the State of New York. FirstCity has been granted leave by the Supreme Court for the State of New York to amend its answer in that proceeding to include the claims asserted in the Texas suit as a counterclaim to the suit brought by Chase Securities, Inc. and to assert certain affirmative defenses.



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



     The Trustee filed an action in the United States District Court for the Southern District of New York against Chase Manhattan Bank, formerly Chase Bank of Texas, N.A. and Chase Securities, Inc. seeking recovery of damages arising from or relating to various agreements by and between Harbor Parent and Harbor and Chase Manhattan Bank ("Chase Bank") and Chase Securities, Inc. ("CSI"), including the alleged violations of the Anti-Tying provision of the Bank Holding Company Act as had been asserted by FirstCity and Harbor Parent in the Texas suit.



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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                        COMMON AND PREFERRED STOCK DATA


     The Company's common stock, $.01 par value per share ("Common Stock"), and redeemable preferred stock, par value $.01 per share ("New Preferred Stock") are listed on the Nasdaq National Market System under the symbols FCFC and FCFCO, respectively. The number of holders of record of Common Stock on July 23, 2002 was approximately 504. High and low stock prices for the Common Stock and New Preferred Stock in 2001 and 2000 are displayed in the following table:



                                                            2001             2000
                                                       --------------   --------------
                                                        MARKET PRICE     MARKET PRICE
                                                       --------------   --------------
QUARTER ENDED                                           HIGH     LOW     HIGH     LOW
-------------                                          ------   -----   ------   -----
Common Stock:
  March 31...........................................  $ 2.03   $1.00   $ 3.94   $2.13
  June 30............................................    1.74    1.00     2.75    1.50
  September 30.......................................    2.00    1.35     3.00    1.50
  December 31........................................    2.00    0.90     2.19    1.13
New Preferred Stock:
  March 31...........................................  $10.31   $7.06   $12.00   $7.00
  June 30............................................    8.74    7.25     9.25    3.63
  September 30.......................................    8.50    5.00    11.88    8.25
  December 31........................................    8.63    6.05    11.00    9.00


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


     The Selected Financial Data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 and with the related Consolidated Financial Statements and Notes thereto under Item 8 of this Annual Report on Form 10-K, as amended, respectively.


                            SELECTED FINANCIAL DATA


                                   2001       2000       1999        1998       1997
                                 --------   --------   ---------   --------   --------
                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues(2)....................  $ 37,765   $ 53,009   $  58,928   $ 51,544   $ 63,896
Expenses.......................    33,214     56,288      58,197     51,719     49,482
Earnings (loss) from continuing
  operations(2)................     2,171    (10,900)     (5,819)       785     27,623
Earnings (loss) from
  discontinued operations......    (5,200)    (5,000)   (102,337)   (20,977)     8,005
Net earnings (loss)............    (3,029)   (15,900)   (108,156)   (20,192)    35,628
Redeemable preferred
  dividends....................     2,568      2,568       2,568      5,186      6,203
Net earnings (loss) to common
  stockholders(1)..............    (5,597)   (18,468)   (110,724)   (25,378)    29,425
Net earnings (loss) from
  continuing operations before
  accounting change per common
  share --
  Basic(1).....................     (0.01)     (1.61)      (0.92)     (0.58)      3.28
  Diluted(1)...................     (0.01)     (1.61)      (0.92)     (0.58)      3.25
Net earnings (loss) change per
  common share --
  Basic(1).....................     (0.67)     (2.21)     (13.33)     (3.35)      4.51
  Diluted(1)...................     (0.67)     (2.21)     (13.33)     (3.35)      4.46
Dividends per common share.....        --         --          --         --         --
At year end:
  Total assets.................   138,893    140,991     230,622    336,643    317,146
  Total notes payable..........    91,209     93,764     169,792    165,922    152,216
  Preferred stock..............    32,101     29,533      26,965     26,323     41,908
Total common equity............     3,877      8,478      26,587    136,955    112,758


---------------

(1) Includes $1.2 million and $13.6 million, respectively, of deferred tax benefits related to the recognition of benefits to be realized from net operating loss carryforwards (NOLs) in 1998 and 1997, and deferred tax provisions of $7.0 million and $4.9 million, respectively, in 2000 and 1999.


(2) Refer to SFAS 145 for 2000 reclassification as discussed in note 1(q) to the consolidated financial statements.

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



RESULTS OF OPERATIONS



     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Annual Report on Form 10-K as amended.



2001 COMPARED TO 2000



     The Company reported earnings from continuing operations of $2.2 million in 2001 compared to a loss from continuing operations of $10.9 million in 2000. Loss from discontinued operations was $5.2 million in 2001 and $5.0 million in 2000. Net loss to common stockholders was $5.6 million in 2001 compared to a loss of $18.5 million in 2000. On a per share basis, basic and diluted net loss attributable to common stockholders was $.67 in 2001 compared to a loss of $2.21 in 2000.



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



     In 2001, provisions of $1.6 million in four non-performing Portfolios and $.6 million in two performing Portfolios were recorded as estimated future collections were reduced primarily due to the Company accepting discounted payoffs in lieu of extended payouts. No provision was recorded in 2000 for performing or non-performing Portfolios as the economic conditions during that period did not negatively impact the Company's expectation of future cash flows. Impairment on both performing and non-performing Portfolio Assets is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans' risk adjusted rates, which approximates the effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. The expected future cash flows are reviewed monthly and adjusted as deemed necessary. Changes in various factors including, but not limited to, economic conditions, deterioration of collateral values, deterioration in the borrowers financial condition and other conditions described in the risk factors discussed later in this document, could have a negative impact on the estimated future cash flows of the Portfolio. Significant decreases in estimated future cash flows can reduce a Portfolio's present value to below the Company's carrying value of that Portfolio, causing impairment.



     The Company recorded permanent valuation impairments of $1.1 million in 2001 and $2.0 million in 2000 on one real estate Portfolio due to deterioration of property values and market conditions, as well as additional expected disposal costs. For Real estate Portfolios, the evaluation of impairment is determined quarterly based on the review of the estimated future cash receipts less estimated costs to sell, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified.



     Impairment on loans receivable from Acquisition Partnerships is measured quarterly based on the present value of the expected future cash flows discounted at the loans' contractual rates. Principally all of the loans receivable are from certain Acquisition Partnerships located in Mexico. The cash flows used to pay down these loans come from collections received on non-performing Portfolio Assets owned by the Acquisition Partnerships. The estimated future cashflows of Portfolio Assets owned by Acquisition Partnerships are reviewed in a similar manner to Portfolio Assets owned by the Company. No impairment was required in 2001 and 2000 as the estimated future cash flows from the underlying Portfolio Assets of the Acquisition Partnerships supported the pay-down of the loans receivable from Acquisition Partnerships.

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



2000 COMPARED TO 1999



     The Company reported a loss from continuing operations of $10.9 million in 2000 (including a gain of $8.1 million on sale of the Company's interest in Consumer Corp. pursuant to the Drive transaction) compared to a loss of $5.8 million in 1999. The loss from discontinued operations totaled $5.0 million in 2000 and $102.3 million in 1999. Net loss to common stockholders was $18.5 million in 2000 compared to $110.7 million in 1999. On a per share basis, basic and diluted net loss attributable to common stockholders was $2.21 in 2000 compared to $13.33 in 1999. An accounting change related to SOP 98-5 resulted in a loss of $.8 million in the first quarter of 1999 or $0.09 per share. The Company early adopted SFAS 145, which resulted in a reclassification of extraordinary gain of $.8 million in 2000 to other income in the consolidated financial statements (see note 1(q) to the consolidated financial statements).



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



     The provision of $2.0 million in 2000 was related to an impairment valuation on one real estate Portfolio due to deterioration of property values and market conditions. No provision was recorded in 1999 for real estate Portfolios and in 2000 or 1999 for performing or non-performing Portfolios as the economic conditions during that period did not negatively impact the Company's expectation of future cash flows.



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

                       ANALYSIS OF REVENUES AND EXPENSES

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001         2000           1999
                                                              ----------   -----------   ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Servicing fees.........................................   $ 9,580      $  7,555      $   3,850
     Gain on resolution of Portfolio Assets.................     1,049         3,120          4,054
     Gain on sale of interest in equity investments.........     3,316            --          2,163
     Equity in earnings of investments......................    10,771         7,369         11,318
     Interest income........................................     5,847         2,143          2,610
     Other..................................................     1,190         1,129          1,502
                                                               -------      --------      ---------
          Total.............................................    31,753        21,316         25,497
  Expenses:
     Interest and fees on notes payable.....................     4,128         3,266          4,308
     Salaries and benefits..................................     7,679         5,531          5,542
     Provision for loan and impairment losses...............     3,277         1,971             --
     Occupancy, data processing and other...................     8,857         7,083          5,818
                                                               -------      --------      ---------
          Total.............................................    23,941        17,851         15,668
                                                               -------      --------      ---------
  Operating contribution before direct taxes................   $ 7,812      $  3,465      $   9,829
                                                               =======      ========      =========
  Operating contribution, net of direct taxes...............   $ 7,713      $  3,354      $   9,743
                                                               =======      ========      =========

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001         2000           1999
                                                              ----------   -----------   ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSUMER LENDING:
  Revenues:
     Servicing fees.........................................   $    --      $  3,887      $   5,086
     Equity in earnings of investments......................     5,923         2,223             --
     Interest income........................................         5        12,882         17,787
     Gain on sale of automobile loans.......................        --         2,836         10,280
     Gain on sale of interest in subsidiary.................        --         8,091             --
     Other..................................................         9            71            171
                                                               -------      --------      ---------
          Total.............................................     5,937        29,990         33,324
                                                               -------      --------      ---------
  Expenses:
     Interest and fees on notes payable.....................        --         3,217          4,730
     Salaries and benefits..................................        --         7,277          8,053
     Provision for loan and impairment losses...............        --         2,420          4,302
     Occupancy, data processing and other...................     1,473         6,706         10,539
                                                               -------      --------      ---------
          Total.............................................     1,473        19,620         27,624
                                                               -------      --------      ---------
  Operating contribution before direct taxes................   $ 4,464      $ 10,370      $   5,700
                                                               =======      ========      =========
  Operating contribution, net of direct taxes...............   $ 4,448      $ 10,362      $   5,635
                                                               =======      ========      =========
  Total operating contribution, net of direct taxes.........   $12,161      $ 13,716      $  15,378
                                                               =======      ========      =========
CORPORATE OVERHEAD:
  Other revenue.............................................   $    75      $  1,703      $     107
  Corporate interest expense................................    (4,649)      (12,175)        (9,716)
  Salaries and benefits, occupancy, professional and other
     expenses...............................................    (5,416)       (7,144)        (6,688)
  Deferred tax valuation allowance..........................        --        (7,000)        (4,900)
                                                               -------      --------      ---------
  Earnings (loss) from continuing operations................     2,171       (10,900)        (5,819)
  Loss from discontinued operations.........................    (5,200)       (5,000)      (102,337)
                                                               -------      --------      ---------
  Net loss..................................................    (3,029)      (15,900)      (108,156)
  Preferred dividends.......................................    (2,568)       (2,568)        (2,568)
                                                               -------      --------      ---------
  Net loss to common stockholders...........................   $(5,597)     $(18,468)     $(110,724)
                                                               =======      ========      =========
SHARE DATA:
  Basic and diluted earnings (loss) per common share are as
     follows:
     Loss from continuing operations before accounting
       change per common share..............................   $ (0.01)     $  (1.61)     $   (0.92)
     Discontinued operations per common share...............     (0.62)        (0.60)        (12.32)
     Cumulative effect of accounting change.................     (0.04)           --          (0.09)
     Net loss per common share..............................   $ (0.67)     $  (2.21)     $  (13.33)
     Weighted average common shares outstanding.............     8,374         8,351          8,307

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

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                   PORTFOLIO ASSET ACQUISITION AND RESOLUTION

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
INCOME FROM PORTFOLIO ASSETS AND LOANS RECEIVABLE:
  Average investment in Portfolio Assets and loans
     receivable:
     Domestic........................................  $ 23,674   $ 34,498   $ 52,453
     Mexico..........................................    17,207      4,898        947
     France..........................................        --         --      1,193
                                                       --------   --------   --------
          Total......................................  $ 40,881   $ 39,396   $ 54,593
                                                       ========   ========   ========

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
  Income from Portfolio Assets and loans receivable:
     Domestic........................................  $  2,856   $  3,817   $  6,171
     Mexico..........................................     3,820      1,088        179
     France..........................................        --         --        101
                                                       --------   --------   --------
          Total......................................  $  6,676   $  4,905   $  6,451
                                                       ========   ========   ========
  Average return:
     Domestic........................................      12.1%      11.1%      11.8%
     Mexico..........................................      22.2%      22.2%      18.9%
     France..........................................        --         --        8.5%
          Total......................................      16.3%      12.5%      11.8%
SERVICING FEE REVENUES:
  Domestic partnerships:
     $ Collected.....................................  $126,591   $ 83,689   $ 99,136
     Servicing fee revenue...........................     3,207      2,712      2,725
     Average servicing fee %.........................       2.5%       3.2%       2.7%
  Mexico partnerships:
     $ Collected.....................................  $147,540   $ 83,931   $ 10,909
     Servicing fee revenue...........................     5,965      2,923        735
     Average servicing fee %.........................       4.0%       3.5%       6.7%
  Incentive service fees.............................  $    408   $  1,920   $    390
  Total Service Fees:
     $ Collected.....................................  $274,131   $167,620   $110,045
     Servicing fee revenue...........................     9,580      7,555      3,850
     Average servicing fee %.........................       3.5%       4.5%       3.5%
PERSONNEL:
Personnel expenses...................................  $  7,679   $  5,531   $  5,542
  Number of personnel (at period end):
     Production......................................        23         23         12
     Servicing.......................................       127         82         60
INTEREST EXPENSE:
  Average debt.......................................  $ 42,310   $ 32,878   $ 49,078
  Interest expense...................................     4,128      3,266      4,308
  Average cost.......................................       9.8%       9.9%       8.8%
PROVISION FOR IMPAIRMENT ON PORTFOLIO ASSETS:
  Non-performing.....................................  $  1,627   $     47   $     --
  Performing.........................................       552         --         --
  Real estate........................................     1,098      1,924         --
                                                       --------   --------   --------
                                                       $  3,277   $  1,971   $     --
                                                       ========   ========   ========

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


     BoS(USA) has an option to acquire a warrant for 1,975,000 shares of the Company's non-voting Common Stock; the option can be exercised after June 30, 2002 if the Company's $12 million Term Loan B owed to the Senior Lenders remains outstanding, but not prior to that date. The strike price is $2.3125 per share. In the event that prior to June 30, 2002 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate. BoS(USA) and the Company extended the initial exercise date for this option to acquire a warrant for 1,975,000 shares from August 31, 2001 to June 30, 2002 to allow the Company additional time to pursue possible restructure alternatives which would otherwise be limited due to change of control issues related to its substantial NOLs.


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
                                                                 7.00% to 7.66%   Assets, matures June
                                                                                  2002 and November 2002
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


     The residual interests are accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Because such assets can be contractually prepaid or otherwise settled in such a way that the holder would not receive all of the recorded investment, the assets are classified as available-for-sale investments and are carried at estimated fair value with any accompanying increases or decreases in estimated fair value being recorded as unrealized gains or losses in other comprehensive income (loss). The determination of fair value is based on the present value of the anticipated excess cash flows utilizing various discount rates, prepayment speeds and cumulative loss rates. Drive assesses the carrying value of its securitization related securities for impairment in accordance with the provisions of EITF 99-20 as discussed below under "Effect of New Accounting Standards." There can be no assurance that the estimates used to determine the fair value of the residual certificates will remain appropriate for the life of each asset and it is reasonably possible that circumstances could change in future periods which could result in a material change in the estimates used to prepare the accompanying financial statements. If actual retail installment contract prepayments or credit losses exceed the Company's current estimates, other than temporary impairment may be required to be recognized. The implementation of EITF 99-20 required Drive to record a cumulative effect of accounting change for other-than-temporary impairments on retained beneficial interests in certain securitized assets, which had previously been recorded as unrealized losses. As a result, in the second quarter of 2001, the Company recognized a charge for the cumulative effect of a change in accounting principle of $.3 million relating to the Company's share of Drive's cumulative effect because the Company believed it to be material to the consolidated results of operations.


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

  DISCONTINUED OPERATIONS


     The Company recorded a provision of $5.2 million in 2001 and $5.0 million in 2000 for additional losses from discontinued operations. The additional provisions primarily relate to a decrease in the estimated future gross cash receipts on residual interests in securitizations. These securities are in "run-off," and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company's historical experience. The decrease in the estimated future gross cash receipts is a result of the actual losses exceeding the losses projected by the valuation model. As the securities "run off," assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary. Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage

Corp.) and its subsidiaries (collectively referred to as "Mortgage Corp."), and FC Capital Corp. ("Capital Corp."). These entities comprise the operations that were previously reported as the Company's residential and commercial mortgage banking business. As formal termination plans were adopted and historical business operations at each entity have ceased, the results of operations for 1999 have been reflected as discontinued operations in the accompanying consolidated statements of operations. Additionally, the net assets related to the resolution of activity from the discontinued operations have been reflected in the accompanying consolidated balance sheets. The results of operations from discontinued operations for 1999 were composed of an operating loss of $39.1 million, the Company's write-off of its investment of $50.5 million in Mortgage Corp. and the write down of its net investment in Capital Corp. by $12.7 million. Revenues from discontinued operations were zero in 2001 and 2000, and $56.3 million in 1999.

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

  CONSOLIDATION POLICY


     The accompanying consolidated financial statements include the accounts of all of the majority owned subsidiaries of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in 20% to 50% owned affiliates are accounted for on the equity method since the Company has the ability to exercise significant influence over operating and financial policies of those affiliates. For domestic Acquisition Partnerships, the Company owns a limited partner interest and generally shares in a general partner interest. Regarding the foreign investments, the Company participates as a limited partner. In all cases the Company's direct and indirect equity interest never exceeds 50%.



     Investments in less than 20% owned affiliates are also accounted for on the equity method. These investments are partnerships formed to share in the risks and rewards in developing new markets as well as to pool resources. Also, the Company has the ability to exercise significant influence over operating and financial policies, despite its comparatively smaller equity percentage, due to its leading role in the formation of these partnerships as well as its involvement in the day-to-day management activities.


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


CHANGES IN INTERNAL CONTROLS



     There have been no changes in internal controls or in other factors that significantly changed internal controls during the fiscal year ended December 31, 2001.


EFFECT OF NEW ACCOUNTING STANDARDS


     In March 2001, the Company adopted the provisions of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"), which requires that other-than-temporary impairments in beneficial interests be written down to fair value with the resulting charge being included in operations. The implementation of EITF 99-20 required Drive to record a cumulative effect of accounting change for other-than-temporary impairments on retained beneficial interests in certain securitized assets, which had previously been recorded as unrealized losses. As a result, in the second quarter of 2001, the Company recognized a charge for the cumulative effect of a change in accounting principle of $.3 million relating to the Company's share of Drive's cumulative effect because the Company believed it to be material to the consolidated results of operations.


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

CONTINUING NEED FOR FINANCING


     General. The successful execution of the Company's business strategy depends on its continued access to financing. In addition to the need for such financing, the Company must have access to liquidity to invest as equity or subordinated debt to meet its capital needs. Liquidity is generated by the cash flow to the Company from subsidiaries, access to the public debt and equity markets and borrowings incurred by the Company. The Company's access to the capital markets is affected by such factors as changes in interest rates, general economic conditions, and the perception in the capital markets of the Company's business, results of operations, leverage, financial condition and business prospects. In addition, the Company's ability to issue and sell common equity (including securities convertible into, or exercisable or exchangeable for, common equity) is limited as a result of the tax laws relating to the preservation of the NOLs available to the Company as a result of the Merger. There can be no assurance that the Company's funding relationships with commercial banks, investment banks and financial services companies (including Cargill and the Senior Lenders) that have previously provided financing for the Company and its subsidiaries will continue past their respective current maturity dates. The majority of the credit facilities to which the Company and its subsidiaries are parties have short-term maturities. Negotiations are underway to extend certain of these credit facilities that are approaching maturity and the Company expects that it will be necessary to extend the maturities of other such credit facilities in the near future. There can be no assurance that these negotiations will be successful. If these negotiations do not result in the extension of the maturities of these credit facilities and the Company or its subsidiaries cannot find alternative funding sources on satisfactory terms, or at all, the Company's consolidated financial condition, results of operations and business prospects would be materially adversely affected. See "Liquidity and Capital Resources."

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

LITIGATION


     On October 14, 1999, Harbor Parent, HFMC and four subsidiaries of HFMC filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On December 14, 1999, the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. The Trustee in these proceedings initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Harbor alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers, and improper transfer of funds from the Harbor related entities to FirstCity. There can be no assurance that these proceedings will not adversely affect the Company's consolidated financial condition, results of operations and business prospects. See "Item 3. Legal Proceedings."



     Periodically, the Company, its subsidiaries, its affiliates and the Acquisition Partnerships are parties to or otherwise involved in legal proceedings arising in the normal course of business. Except as described in this Annual Report on Form 10-K, as amended, the Company does not believe that there is any proceeding threatened or pending against it, its subsidiaries, its affiliates or the Acquisition Partnerships which, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company, its subsidiaries, its affiliates or the Acquisition Partnerships.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                       ASSETS
Cash and cash equivalents...................................   $  5,583     $  8,043
Portfolio Assets, net.......................................     14,218       30,018
Loans receivable from affiliates............................     19,765       14,207
Loans receivable, other.....................................        134          332
Equity investments..........................................     54,655       39,022
Deferred tax benefit, net...................................     20,101       20,101
Service fees receivable from affiliates.....................      1,546        1,264
Other assets, net...........................................      6,234        7,560
Net assets of discontinued operations.......................     16,657       20,444
                                                               --------     --------
          Total Assets......................................   $138,893     $140,991
                                                               ========     ========
          LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable to affiliates...............................   $ 83,957     $ 80,453
  Notes payable other.......................................      7,252       13,311
  Accrued interest payable to affiliates....................         47          179
  Deferred gain from sale of interest in subsidiary.........      4,000        4,000
  Minority interest.........................................      5,158        2,416
  Other liabilities.........................................      2,501        2,621
                                                               --------     --------
          Total Liabilities.................................    102,915      102,980
Commitments and contingencies (Notes 2, 3, 7, 9, 10, 12 and
  14).......................................................         --           --
Redeemable preferred stock, including accumulated dividends
  in arrears of $6,420 and $3,852, respectively (par value
  $.01, redemption value of $21 per share; 2,000,000 shares
  authorized; 1,222,901 shares issued and outstanding)......     32,101       29,533
Stockholders' equity:
  Optional preferred stock (par value $.01 per share;
     98,000,000 shares authorized; no shares issued or
     outstanding)...........................................         --           --
  Common stock (par value $.01 per share; 100,000,000 shares authorized; issued and outstanding: 8,376,500 and
     8,368,344 shares, respectively)........................         84           84
Paid in capital.............................................     79,645       79,634
Accumulated deficit.........................................    (76,728)     (71,131)
Accumulated other comprehensive income (loss)...............        876         (109)
                                                               --------     --------
          Total Shareholders' Equity........................      3,877        8,478
                                                               --------     --------
          Total Liabilities, Redeemable Preferred Stock and
           Stockholders' Equity.............................   $138,893     $140,991
                                                               ========     ========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001         2000           1999
                                                              ----------   -----------   ------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Servicing fees from affiliates............................   $ 9,580      $ 11,442      $   8,936
  Gain on resolution of Portfolio Assets....................     1,049         3,120          4,054
  Equity in earnings of investments.........................    16,694         9,592         11,318
  Interest income from affiliates...........................     3,993         1,237            179
  Interest income, other....................................     1,892        13,857         20,323
  Gain on sale of interest in equity investments............     3,316            --          2,163
  Gain on sale of automobile loans..........................        --         2,836         10,280
  Gain on sale of interest in subsidiary....................        --         8,091             --
  Other income..............................................     1,241         2,834          1,675
                                                               -------      --------      ---------
          Total revenues....................................    37,765        53,009         58,928
Expenses:
  Interest and fees on notes payable to affiliates..........     7,838        13,814         12,026
  Interest and fees on notes payable, other.................       939         4,844          6,728
  Salaries and benefits.....................................    10,606        16,329         17,199
  Provision for loan and impairment losses..................     3,277         4,391          4,302
  Occupancy, data processing, communication and other.......    10,554        16,910         17,942
                                                               -------      --------      ---------
          Total expenses....................................    33,214        56,288         58,197
                                                               -------      --------      ---------
Earnings (loss) from continuing operations before income
  taxes, minority interest and accounting change............     4,551        (3,279)           731
Provision for income taxes..................................       (15)       (7,414)        (5,051)
                                                               -------      --------      ---------
Earnings (loss) from continuing operations before minority
  interest and accounting change............................     4,536       (10,693)        (4,320)
Minority interest...........................................    (2,061)         (207)          (734)
Cumulative effect of accounting change......................      (304)           --           (765)
                                                               -------      --------      ---------
Earnings (loss) from continuing operations..................     2,171       (10,900)        (5,819)
Loss from discontinued operations...........................    (5,200)       (5,000)      (102,337)
                                                               -------      --------      ---------
Net loss....................................................    (3,029)      (15,900)      (108,156)
Preferred dividends (Includes accumulated dividends in
  arrears after June 30, 1999)..............................    (2,568)       (2,568)        (2,568)
                                                               -------      --------      ---------
Net loss to common stockholders.............................   $(5,597)     $(18,468)     $(110,724)
                                                               =======      ========      =========
Basic and diluted loss per common share are as follows:
  Loss from continuing operations before accounting
     change.................................................   $ (0.01)     $  (1.61)     $   (0.92)
  Discontinued operations...................................     (0.62)        (0.60)        (12.32)
  Cumulative effect of accounting change....................     (0.04)           --          (0.09)
  Net loss..................................................   $ (0.67)     $  (2.21)     $  (13.33)
  Weighted average common shares outstanding................     8,374         8,351          8,307


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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001       2000        1999
                                                              --------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $ (3,029)  $ (15,900)  $(108,156)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Loss from discontinued operations......................     5,200       5,000     102,337
     Proceeds from resolution of Portfolio Assets...........     8,801      14,398      19,610
     Gain on resolution of Portfolio Assets.................    (1,049)     (3,120)     (4,054)
     Purchase of Portfolio Assets and loans receivable,
       net..................................................   (11,119)    (26,161)       (307)
     Origination of automobile receivables, net of purchase
       discount.............................................        --    (106,311)   (166,476)
     Provision for loan and impairment losses...............     3,277       4,391       4,302
     Equity in earnings of investments......................   (16,694)     (9,592)    (11,318)
     Proceeds from performing Portfolio Assets and loans
       receivable, net......................................    10,572      54,172     150,043
     Decrease in net deferred tax asset.....................        --       7,000       5,061
     Depreciation and amortization..........................       899       1,994       2,912
     (Increase) decrease in other assets....................       724        (974)        895
     Deferred gain from sale of interest in subsidiary......        --      (4,000)         --
     Gain on sale of interest in equity investments or
       subsidiary...........................................    (3,316)     (8,091)     (2,163)
     Gain on early debt extinguishment......................        --        (833)         --
     Increase in other liabilities..........................     3,695       3,129       1,198
                                                              --------   ---------   ---------
       Net cash used in operating activities................    (2,039)    (84,898)     (6,116)
                                                              --------   ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of interest in equity investments or
     subsidiary.............................................     7,567      15,000      12,335
  Proceeds on notes receivable from sale of interest in
     subsidiary.............................................        --      60,000          --
  Property and equipment, net...............................      (983)        210      (5,321)
  Contributions to Acquisition Partnerships and Servicing
     entities...............................................   (14,088)     (6,715)    (15,500)
  Distributions from Acquisition Partnerships and Servicing
     entities...............................................    11,259      10,313      25,873
                                                              --------   ---------   ---------
       Net cash provided by investing activities............     3,755      78,808      17,387
                                                              --------   ---------   ---------
Cash flows from financing activities:
  Borrowings under notes payable to affiliates..............    30,700      48,465      91,048
  Borrowings under notes payable -- other...................       170      99,845     146,654
  Payments of notes payable to affiliates...................   (27,475)    (93,454)    (63,367)
  Payments of notes payable -- other........................    (6,169)    (46,741)   (172,231)
  Proceeds from issuance of common stock....................        11          73         231
  Preferred dividends paid..................................        --          --      (1,926)
                                                              --------   ---------   ---------
       Net cash provided by (used in) financing
          activities........................................    (2,763)      8,188         409
                                                              --------   ---------   ---------
  Net cash provided by (used in) continuing operations......  $ (1,047)  $   2,098   $  11,680
  Net cash used by discontinued operations..................    (1,413)     (5,318)     (6,372)
                                                              --------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........  $ (2,460)  $  (3,220)  $   5,308
Cash and cash equivalents, beginning of year................     8,043      11,263       5,955
                                                              --------   ---------   ---------
Cash and cash equivalents, end of year......................  $  5,583   $   8,043   $  11,263
                                                              ========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest...............................................  $  7,700   $  15,932   $  16,097
                                                              ========   =========   =========
     Income taxes...........................................  $     13   $     637   $     235
                                                              ========   =========   =========
  Non-cash investing activities:
     Residual interests received as a result of sales of
       loans through securitizations........................  $     --   $   5,713   $  27,306
                                                              ========   =========   =========
  Non-cash financing activities:
     Dividends accumulated and not paid on preferred
       stock................................................  $  2,568   $   2,568   $   1,284
     Issuance of common stock warrant.......................        --          --         875
                                                              --------   ---------   ---------
                                                              $  2,568   $   2,568   $   2,159
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


     In the third quarter of 2000, FirstCity Consumer Lending Corporation ("Consumer Corp."), a wholly-owned subsidiary of FirstCity, completed a sale of a 49% equity interest in its automobile finance operation to IFA Drive GP Holdings LLC ("IFA-GP") and IFA Drive LP Holdings LLC ("IFA-LP"), wholly-owned subsidiaries of BoS(USA), Inc. (formerly known as IFA Incorporated) ("BoS(USA)"), a wholly-owned subsidiary of Bank of Scotland (together with BoS(USA), the "Senior Lenders"), for a purchase price of $15 million cash pursuant to the terms of a Securities Purchase Agreement dated as of August 18, 2000 (the "Securities Purchase Agreement"), by and among the Company, Consumer Corp., FirstCity Funding LP ("Funding LP"), and FirstCity Funding GP Corp. ("Funding GP"), IFA-GP and IFA-LP (see Note 2 for further discussion). As a result of this sale, the Company no longer consolidates the financial statements of its automobile finance operation since August 1, 2000, but instead records its investment under the equity method of accounting. Also, in relation to the sale, the Senior Lenders forgave a loan fee in the amount of $2.5 million, which resulted in accrued loan fees of $.8 million owed to the senior lender being recorded as other income in the consolidated financial statements. This amount was originally recorded as extraordinary gain but was reclassified to other income due to the early adoption of SFAS 145 (see note 1(q)).


     In the portfolio asset acquisition and resolution business the Company acquires and resolves portfolios of performing and nonperforming commercial and consumer loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), which are generally acquired at a discount to their legal principal balance or appraised value. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally aggregated, including loans of varying qualities that are secured or unsecured by diverse collateral types and foreclosed properties. Some Portfolio Assets are loans for which resolution is tied primarily to the

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on business or real estate or other collateral cash flow. Portfolio Assets are acquired on behalf of the Company or its wholly owned subsidiaries, and on behalf of legally independent domestic and foreign partnerships and other entities ("Acquisition Partnerships" or "WAMCO Partnerships") in which a partially owned affiliate of the Company is the general partner and the Company and other investors (including but not limited to Cargill) are limited partners.

     The Company services, manages and ultimately resolves or otherwise disposes of substantially all of the assets it, its Acquisition Partnerships, or other related entities acquire. The Company services all such assets until they are collected or sold and normally does not manage assets for non-affiliated third parties.

  (C) PRINCIPLES OF CONSOLIDATION


     The accompanying consolidated financial statements include the accounts of all majority owned subsidiaries of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in 20 to 50 percent owned affiliates are accounted for on the equity method since the Company has the ability to exercise significant influence over operating and financial policies of those affiliates. For domestic Acquisition Partnerships, the Company owns a limited partner interest and generally shares in a general partner interest. Regarding the foreign investments, the Company participates as a limited partner only. In all cases, the Company's direct and indirect equity interest never exceeds 50%. The following is a listing of the 20 to 50 percent owned affiliates accounted for on the equity method:



                                                              PERCENTAGE
AFFILIATE                                                     OWNERSHIP
---------                                                     ----------
BIDMEX 4, LLC...............................................    20.00
BIDMEX 5, LLC...............................................    20.00
UHR Limited.................................................    20.00
Namex, LLC..................................................    22.22
FCS Fischer, Ltd............................................    24.70
CATX Limited................................................    25.00
NEVVS Limited...............................................    25.00
Transalp Limited............................................    25.00
Drive GP LLC................................................    31.00
Compagnie Transatlantique de Portefeuilles..................    33.00
Finin Limited...............................................    33.00
MinnTex Investment Partners LP..............................    33.00
Mirom Limited...............................................    33.00
FCS Fischer GP, Corp........................................    33.33
Drive Financial Services LP.................................    38.71
First B Realty, L.P.........................................    49.00
First Paradee, Ltd..........................................    49.00
Imperial Fund I, Ltd........................................    49.00
WAMCO III, Ltd..............................................    49.00
WAMCO V, Ltd................................................    49.00
WAMCO IX, Ltd...............................................    49.00
WAMCO XVII, Ltd.............................................    49.00
WAMCO XXIV, Ltd.............................................    49.00

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                                                              PERCENTAGE
AFFILIATE                                                     OWNERSHIP
---------                                                     ----------
WAMCO XXV, Ltd..............................................    49.00
WAMCO XXVIII, Ltd...........................................    49.50
FCS Creamer Ltd.............................................    49.75
FCS Wildhorse, Ltd..........................................    49.75
FCS Wood, Ltd...............................................    49.75
WAMCO XXVI, Ltd.............................................    49.75
Calibat Fund, LLC...........................................    50.00
FCS Creamer GP, Corp........................................    50.00
FCS Wildhorse GP Corp.......................................    50.00
FCS Wood GP, Corp...........................................    50.00
FCS Wood GP, Corp...........................................    50.00
First Paradee Asset Corp....................................    50.00
Imperial Fund Corp..........................................    50.00
MinnTex GP Corp.............................................    50.00
WAMCO III of Texas, Inc. ...................................    50.00
WAMCO V of Texas, Inc. .....................................    50.00
WAMCO IX of Texas, Inc. ....................................    50.00
WAMCO XVII of Texas, Inc. ..................................    50.00
WAMCO XXIV of Texas, Inc. ..................................    50.00
WAMCO XXIX of Texas, Inc. ..................................    50.00
WAMCO XXV of Texas, Inc. ...................................    50.00
WAMCO XXVI of Texas, Inc. ..................................    50.00
WAMCO XXVII of Texas, Inc. .................................    50.00
WAMCO XXVIII of Texas, Inc. ................................    50.00



     Investments in less than 20 percent owned partnerships are also accounted for on the equity method. These partnerships are formed to share in the risks and rewards in developing new markets as well as to pool resources. Following is a listing of the less than 20 percent owned partnerships accounted for on the equity method:



                                                               PERCENTAGE
AFFILIATE                                                      OWNERSHIP
---------                                                      ----------
BIDMEX, LLC.................................................      3.21
WAMCO XXVII, Ltd............................................      4.00
Bidmex II, LLC..............................................      4.12
WAMCO XXIX, Ltd.............................................      4.50
BIDMEX 6, LLC...............................................     10.00
Credit Finance Corporation Limited..........................     10.00
Miromesnil Limited..........................................     10.00
WHBE Limited................................................     10.00
BIDMEX 3, LLC...............................................     10.02
ResMex, LLC.................................................     11.12
FC Properties, Ltd..........................................     14.50

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     Also, the Company has a ten percent ownership in two French corporations, MCS et Associes, S.A. and Societe Immobilere Lincoln, S.A., which are accounted for on the equity method. FirstCity has the ability to exercise significant influence over operating and financial policies of these two entities, despite its comparatively smaller equity percentage, due primarily to its active participation in the policy making process as well as its involvement in the day-to-day management activities.



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

     Performing Portfolio Assets are carried at the unpaid principal balance of the underlying loans, net of acquisition discounts. Interest is accrued when earned in accordance with the contractual terms of the loans. The accrual of interest is discontinued once a loan becomes past due 90 days or more. Acquisition discounts

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES for the Portfolio as a whole are accreted as an adjustment to yield over the estimated life of the Portfolio. Accounting for these Portfolios is on a pool basis as opposed to an individual asset-by-asset basis.

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

  (F) LOANS RECEIVABLE


     Loans receivable consist primarily of loans made to Acquisition Partnerships located in Mexico at fixed rates ranging between 19% and 20%, the repayment of which is generally dependent upon future cash flows and distributions made from those Acquisition Partnerships. Interest is accrued when earned in accordance with the contractual terms of the loans. If there is not sufficient cash flow to pay interest, default provisions in the loan agreement increase the interest rate to between 23% and 30% until the interest owed in arrears is paid in full. The evaluation for impairment is determined based on the review of the estimated future cash receipts of the underlying nonperforming Portfolio Assets of each related Acquisition Partnership. The Company recorded no allowance for impairment 2001, 2000 and 1999.


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


  (I) REVENUE RECOGNITION ON SERVICE FEES



     The Company has no capitalized servicing rights because servicing is not contractually separated from the underlying assets by sale or securitization of the assets with servicing retained or separate purchase or assumption of the servicing. The Company services all of the Portfolio Assets owned for its own account, all of the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, certain Portfolio Assets owned by third parties. In connection with the Acquisition Partnerships in the United States, the Company generally earns a servicing fee, which is a percentage of gross cash collections generated rather than a management fee based on the Face Value of the asset being serviced. The rate of servicing fee charged is generally a function of the average Face Value of the assets within each pool being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range), the type of assets and the level of servicing required on each assets. For the Mexican Acquisition Partnerships, the Company earns a servicing fee based on costs of servicing plus a profit margin. The Acquisition Partnerships in France are serviced by MCS et Associes, S.A., in which the Company maintains a 10% equity interest. In all cases, service fees are recognized as they are earned in accordance with the servicing agreements.



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


  (K) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)


     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), established standards for reporting and displaying comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires the accumulated balance of other comprehensive income (loss) to be displayed

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES separately in the equity section of the consolidated balance sheet. The Company's other comprehensive income (loss) consists of foreign currency transactions and unrealized gains on investments.


  (L) FOREIGN CURRENCY TRANSLATIONS



     The Company has determined that the local currency is the functional currency for its operations outside the United States (primarily France and Mexico). Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' equity in accumulated other comprehensive income (loss). Revenues, costs and expenses denominated in foreign currencies are translated at the weighted average exchange rate for the period. An analysis of the changes in the cumulative adjustments during the years ended 2001, 2000 and 1999 follows (dollars in thousands):



BALANCE, DECEMBER 31, 1998..................................   $ 355
  Aggregate adjustment for the period resulting from
     translation adjustments................................    (750)
                                                               -----
BALANCE, DECEMBER 31, 1999..................................    (395)
  Aggregate adjustment for the period resulting from
     translation adjustments................................     286
                                                               -----
BALANCE, DECEMBER 31, 2000..................................    (109)
  Aggregate adjustment for the period resulting from
     translation adjustments................................    (218)
                                                               -----
BALANCE, DECEMBER 31, 2001..................................   $(327)
                                                               =====



     Increases or decreases in expected functional currency cash flows upon settlement of a foreign currency transaction are recorded as foreign currency transaction gains or losses and included in the results of operations in the period in which the exchange rate changes. Aggregate foreign currency transaction gains (losses) included in the consolidated statements of operations for the years ended 2001, 2000 and 1999 were $(331), $(765) and $56, respectively.



  (M) UNREALIZED GAINS ON SECURITIZATION TRANSACTIONS


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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

  (N) INCOME TAXES


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


  (O) NET LOSS PER COMMON SHARE


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


  (P) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF


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


  (Q) EFFECT OF NEW ACCOUNTING STANDARDS


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

     In December 2000, the Company adopted SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FASB Statement No. 125 ("SFAS 140"). SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. In connection with its discontinued operations, the Company has investment securities resulting from the retention of residual interests in securitization transactions. See note 3 for required disclosures relating to these residual interests.

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

     In March 2001, the Company adopted the provisions of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"), which requires that other-than-temporary impairments in beneficial interests be written down to fair value with the resulting charge being included in operations. The implementation of EITF 99-20 required Drive to

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES record a cumulative effect of accounting change for other-than-temporary impairments on retained beneficial interests in certain securitized assets, which had previously been recorded as unrealized losses. As a result, in the second quarter of 2001, the Company recognized a charge for the cumulative effect of a change in accounting principle of $.3 million relating to the Company's share of Drive's cumulative effect because the Company believed it to be material to the consolidated results of operations.


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


     On April 1, 2002, the Company elected early adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. As it relates to FirstCity, the statement eliminates the extraordinary gain classification on early debt extinguishments. The $.8 million gain associated with the early extinguishment of debt in 2000 has been reclassified from extraordinary gain to other income in the consolidated statements of operations. The result of this adoption did not modify or adjust net earnings (loss) for any period and does not impact the Company's compliance with various debt covenants.



  (R) RECLASSIFICATIONS


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


     As stated in Note 1, in the third quarter of 2000, Consumer Corp. completed the sale of a 49% equity interest in its automobile finance operation to IFA-GP and IFA-LP. The transaction generated $75 million in cash as described below and resulted in a gain of $12.1 million. Simultaneously, the Senior Lenders and the Company completed a debt restructure, which resulted in reduced interest rates and fees, increased liquidity, and an extended maturity. Additionally, this transaction brought FirstCity into compliance under its lending covenants and cured any defaults that may have existed prior to the restructure.


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


     As a result of the sale of the 49% interest in the automobile finance operation, the Company reduced the outstanding debt under its senior and subordinate facilities from $113 million to approximately $44 million. The Company also retired approximately $6.4 million of debt owed to other lenders. The Company, Bank of Scotland, as agent, The Governor and Company of Bank of Scotland and BoS(USA) (collectively, the "Lenders"), entered into a Second Amendment to Amended and Restated Loan Agreement dated as of August 18, 2000 (the "Second Amendment") pursuant to which the remaining debt under the Company's senior and subordinate debt facilities was restructured into a new loan facility that provides for a maximum aggregate loan amount of $53 million. The restructured facility is comprised of a $10 million Revolving Line of Credit, a $31 million Term Loan A and a $12 million Term Loan B. The loans under the restructured loan facility mature December 31, 2003, and carry pricing of LIBOR plus 2.5% for the Revolving Line of Credit and Term Loan A and prime rate for Term Loan B. In the restructure, the Senior Lenders forgave a fee in the amount of $2.5 million, which resulted in accrued loan fees of $.8 million owed to the senior lender being recorded as other income in the consolidated financial statements. This amount was originally recorded as extraordinary gain but was reclassified to other income due to the early adoption of SFAS 145 (see

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

note 1(q)). The Second Amendment provides for a facility fee of $.5 million and a prepayment fee of $.5 million. The restructured loan facility requires the consent of the Lenders prior to payment of any common and preferred dividends.


     The Company obtained waivers or modifications under the Second Amendment that brought the Company into compliance under the facility and cured defaults that existed prior to the restructure.


     BoS(USA) has an option to acquire a warrant for 1,975,000 shares of the Company's non-voting Common Stock; the option can be exercised after June 30, 2002 if the Company's $12 million Term Loan B owed to the Senior Lenders remains outstanding, but not prior to that date. The strike price is $2.3125 per share. In the event that prior to June 30, 2002 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate. BoS(USA) and the Company extended the initial exercise date for this option to acquire a warrant for 1,975,000 shares from August 31, 2001 to June 30, 2002 to allow the Company additional time to pursue possible restructure alternatives which would otherwise be limited due to change of control issues related to its substantial NOLs.


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


     FirstCity receives cash from its investments in foreign Acquisition Partnerships. The Company received cash from return on investments in France in the amount of $3.6 million and $3.7 million and invested $3.3 million and $3.2 million during the year 2001 and 2000, respectively. The Company received cash from its investments and notes receivable in Mexico in the amount of $5.4 million and $2.6 million and invested $10.8 million and $14.7 million during the year 2001 and 2000, respectively.


     Management believes that the BoS(USA) loan facilities along with the liquidity from the Cargill line, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

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
                                                              ========   ========


     The Company recorded an allowance for impairment on Portfolio Assets of approximately $3.3 million and $2.0 million in 2001 and 2000, respectively. In 2001, provisions of $1.6 million in four non-performing

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

Portfolios and $.6 million in two performing Portfolios were recorded as estimated future collections were reduced primarily due to the Company accepting discounted payoffs in lieu of extended payouts. Also, the Company recorded permanent valuation impairments of $1.1 million in 2001 and $2.0 million in 2000 on one real estate Portfolio due to deterioration of property values and market conditions. No provision was recorded in 1999 in any Portfolio Asset, as the economic conditions during that period did not negatively impact the Company's expectation of future cash flows. Portfolio Assets are pledged to secure non-recourse notes payable.


(5) LOANS RECEIVABLE


     Loans receivable consist primarily of loans from certain Acquisition Partnerships located in Mexico. Loans receivable are summarized as follows:



                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Loans from Acquisition Partnerships held for investment.....  $19,765   $14,207
Student loan receivables....................................      134       332
                                                              -------   -------
     Loans receivable.......................................  $19,899   $14,539
                                                              =======   =======



     There were no provisions recorded on these loans during 2001. The loans receivable from the Mexican partnerships are secured by the assets/loans acquired by the Mexican partnerships with purchase money loans provided by the investors to the Mexican partnerships to purchase the asset pools held in those entities and are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.



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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

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
                                                       ========   ========   ========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The assets and equity of the Acquisition Partnerships and equity investments in those entities are summarized by geographic region below. The WAMCO Partnerships represent domestic Texas limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Assets:
  Domestic:
     WAMCO Partnerships.....................................  $259,617   $213,772
     Other..................................................    15,607     14,956
  Mexico....................................................   305,324    300,036
  France....................................................    74,335     74,589
                                                              --------   --------
                                                              $654,883   $603,353
                                                              ========   ========
Equity:
  Domestic:
     WAMCO Partnerships.....................................  $ 90,249   $ 61,604
     Other..................................................     3,207      1,689
  Mexico....................................................     2,546     30,703
  France....................................................    60,520     38,021
                                                              --------   --------
                                                              $156,522   $132,017
                                                              ========   ========
Equity investment in Acquisition Partnerships:
  Domestic:
     WAMCO Partnerships.....................................  $ 30,806   $ 23,192
     Other..................................................     2,313      1,876
  Mexico....................................................       292      1,388
  France....................................................     9,249      7,406
                                                              --------   --------
                                                              $ 42,660   $ 33,862
                                                              ========   ========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings of those entities are summarized by geographic region below.

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2001      2000      1999
                                                         --------   -------   -------
Revenues:
  Domestic:
     WAMCO Partnerships................................  $ 45,603   $33,778   $33,663
     Other.............................................     1,512       235     1,275
  Mexico...............................................    63,687    44,084     8,889
  France...............................................    20,199    17,934    26,473
  Japan................................................        --        --       560
                                                         --------   -------   -------
                                                         $131,001   $96,031   $70,860
                                                         ========   =======   =======
Net Earnings:
  Domestic:
     WAMCO Partnerships................................  $ 21,128   $12,357   $15,847
     Other.............................................     1,190      (147)      252
  Mexico...............................................   (21,816)   12,857     5,005
  France...............................................    13,670    11,699    16,188
  Japan................................................        --        --       450
                                                         --------   -------   -------
                                                         $ 14,172   $36,766   $37,742
                                                         ========   =======   =======
Equity in earnings of Acquisition Partnerships:
  Domestic:
     WAMCO Partnerships................................  $  7,363   $ 4,667   $ 7,085
     Other.............................................       798       123       183
  Mexico...............................................    (1,153)      210       557
  France...............................................     2,734     2,203     3,497
  Japan................................................        --        --       122
                                                         --------   -------   -------
                                                         $  9,742   $ 7,203   $11,444
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

     As discussed in Note 2, in the third quarter of 2000, the Company completed the sale of a 49% equity interest in its automobile finance operation to certain subsidiaries of BoS(USA). As a result of the sale, the net operations of Drive have been recorded (since August 1, 2000) as equity investments. The Company's investment in Drive is accounted for under the equity method. As of December 31, 2001, Drive's fiscal year

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES end changed from February 28 to December 31. The condensed consolidated financial position and results of operations of Drive are summarized below:

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
                                                    ========       ========       ========

                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS


                                                     MARCH 1, 2001      AUGUST 1, 2000      AUGUST 1, 2000
                                  YEAR ENDED            THROUGH             THROUGH             THROUGH
                               DECEMBER 31, 2001   DECEMBER 31, 2001   FEBRUARY 28, 2001   DECEMBER 31, 2000
                               -----------------   -----------------   -----------------   -----------------
Interest income..............       $45,224             $37,506             $22,031             $14,313
Gain on sale of loans........        39,033              39,033               9,434               9,434
Service fees and other.......        12,376              10,391               4,256               2,271
                                    -------             -------             -------             -------
  Revenues...................        96,633              86,930              35,721              26,018
                                    -------             -------             -------             -------
Interest expense.............        11,744               9,329               8,165               5,750
Salaries and benefits........        33,185              28,706              13,674               9,195
Provision for loan and
  impairment losses..........        12,688              10,425               4,129               1,866
Other expenses...............        24,516              19,207               8,777               3,468
                                    -------             -------             -------             -------
  Expenses...................        82,133              67,667              34,745              20,279
                                    -------             -------             -------             -------
Net earnings.................       $14,500             $19,263             $   976             $ 5,739
                                    =======             =======             =======             =======
Equity in earnings of
  Drive......................       $ 5,923             $ 7,768             $   378             $ 2,223
Cumulative effect of
  accounting change..........          (304)               (304)                 --                  --
Minority interest............        (1,124)             (1,493)                (75)               (444)
                                    -------             -------             -------             -------
  Net equity in earnings of
     Drive...................       $ 4,495             $ 5,971             $   303             $ 1,779
                                    =======             =======             =======             =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The Company recorded a $.7 million addition to equity in 2001 as a result of unrealized gains on residual interests in securitization transactions held by Drive.

(7) NOTES PAYABLE

     Notes payable consisted of the following:


                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Notes payable to affiliates:
Collateralized loans, secured by Portfolio Assets:
  LIBOR (1.9% at December 31, 2001) plus 4% to 5%, due at
     various dates through 2003, affiliate..................    7,650    16,190
Senior Credit Facility, secured and with recourse to the
  Company:
  LIBOR (1.9% at December 31, 2001) plus 2.5%; Prime (4.75%
     at December 31, 2001), due 2003, affiliate.............   48,600    47,778
Acquisition Facility, secured by certain equity interests of the Company:
  LIBOR (1.9% at December 31, 2001) plus 4.50%, due 2003,
     affiliate..............................................   27,422    15,623
  Unsecured note payable to affiliate, fixed rate at 7.0% ,
     due 2002...............................................      285       862
                                                              -------   -------
       Total notes payable to affiliates....................  $83,957   $80,453
                                                              -------   -------
Notes payable -- other:
Collateralized loans, secured by Portfolio Assets:
  Fixed rate (7.66% at December 31, 2001), due 2002.........  $ 7,181   $13,251
  Unsecured note payable, fixed rate at 8.56%, due 2002.....       71        60
                                                              -------   -------
       Total notes payable -- other.........................  $ 7,252   $13,311
                                                              -------   -------
       Total notes payable..................................  $91,209   $93,764
                                                              =======   =======


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

(8) SEGMENT REPORTING

     The Company is engaged in two reportable segments (i) Portfolio Asset acquisition and resolution and (ii) consumer lending through the Company's minority investment in Drive. These segments have been segregated based on products and services offered by each. As a result of the sale of a 49% equity interest in the Company's automobile finance operation, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments. Prior to June 30, 1999, the Company also reflected operations from its mortgage banking segment. As described in Note 3, the Company has discontinued operations in the mortgage banking segment effective in the third quarter of 1999. Accordingly, all activity related to the mortgage banking segment has been reclassified as discontinued operations in the consolidated financial

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES statements. The following is a summary of results of operations for each of the two remaining segments and a reconciliation to earnings (loss) from continuing operations.

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2001       2000      1999
                                                         -------   --------   -------
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Servicing fees....................................  $ 9,580   $  7,555   $ 3,850
     Gain on resolution of Portfolio Assets............    1,049      3,120     4,054
     Gain on the sale of interest in investments.......    3,316         --     2,163
     Equity in earnings of investments.................   10,771      7,369    11,318
     Interest income...................................    5,847      2,143     2,610
     Other.............................................    1,190      1,129     1,502
                                                         -------   --------   -------
       Total...........................................   31,753     21,316    25,497
  Expenses:
     Interest and fees on notes payable................    4,128      3,266     4,308
     Salaries and benefits.............................    7,679      5,531     5,542
     Provision for loan and impairment losses..........    3,277      1,971        --
     Occupancy, data processing and other..............    8,857      7,083     5,818
                                                         -------   --------   -------
       Total...........................................   23,941     17,851    15,668
                                                         -------   --------   -------
  Operating contribution before direct taxes...........  $ 7,812   $  3,465   $ 9,829
                                                         =======   ========   =======
  Operating contribution, net of direct taxes..........  $ 7,713   $  3,354   $ 9,743
                                                         =======   ========   =======
CONSUMER LENDING:
  Revenues:
     Servicing fees....................................  $    --   $  3,887   $ 5,086
     Equity in earnings of investments.................    5,923      2,223        --
     Gain on sale of automobile loans..................        5      2,836    10,280
     Interest income...................................       --     12,882    17,787
     Gain on sale of interest in subsidiary............       --      8,091        --
     Other.............................................        9         71       171
                                                         -------   --------   -------
       Total...........................................    5,937     29,990    33,324
  Expenses:
     Interest and fees on notes payable................       --      3,217     4,730
     Salaries and benefits.............................       --      7,277     8,053
     Provision for loan and impairment losses..........       --      2,420     4,302
     Occupancy, data processing and other..............    1,473      6,706    10,539
                                                         -------   --------   -------
       Total...........................................    1,473     19,620    27,624
                                                         -------   --------   -------
  Operating contribution before direct taxes...........  $ 4,464   $ 10,370   $ 5,700
                                                         =======   ========   =======
  Operating contribution, net of direct taxes..........  $ 4,448   $ 10,362   $ 5,635
                                                         =======   ========   =======
       Total operating income, net of direct taxes.....  $12,161   $ 13,716   $15,378
                                                         =======   ========   =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2001       2000      1999
                                                         -------   --------   -------
CORPORATE OVERHEAD:
  Other revenue........................................  $    75   $  1,703   $   107
  Corporate interest expense...........................   (4,649)   (12,175)   (9,716)
  Salaries and benefits, occupancy, professional and
     other Expenses....................................   (5,416)    (7,144)   (6,688)
  Deferred tax valuation allowance.....................       --     (7,000)   (4,900)
                                                         -------   --------   -------
  Earnings (loss) from continuing operations...........  $ 2,171   $(10,900)  $(5,819)
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

     The Company also issued an option to the holder of the senior subordinated notes allowing it to acquire a warrant for 1,975,000 shares of the Company's non-voting Common Stock. As discussed in Note 2, in the

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES third quarter of 2000, the Company restructured its remaining debt into a new facility provided solely by the Senior Lenders of Scotland and BoS(USA). BoS(USA) will retain its option to acquire warrants for 1,975,000 shares of the Company's Common Stock. The strike price of $2.3125 will remain the same, but the initial date upon which the option can be exercised has been extended to June 30, 2002. The option can be exercised after June 30, 2002 if Term Loan B remains outstanding, but not prior to such date. In the event that prior to June 30, 2002 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Common Stock will terminate. In the event that Term Loan B is terminated prior to June 30, 2002 through a transaction involving the issuance of warrants, BoS(USA) is entitled to additional warrants in connection with its existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's Common Stock.


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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

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
                                                             ====   =======   =======

     The actual income tax benefit (expense) attributable to earnings (loss) from continuing operations differs from the expected tax benefit (expense) (computed by applying the federal corporate tax rate of 35% to earnings (loss) from continuing operations before income taxes, minority interest and accounting change) as follows:


                                                           2001      2000      1999
                                                          -------   -------   -------
Computed expected tax benefit (expense).................  $(1,593)  $ 1,148   $  (256)
(Increase) reduction in income taxes resulting from:
  Change in valuation allowance.........................    1,593    (8,148)   (4,253)
  Alternative minimum tax and state income tax..........      (15)     (414)       --
  Other.................................................       --        --      (542)
                                                          -------   -------   -------
                                                          $   (15)  $(7,414)  $(5,051)
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
                                                              =========   =========

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $576 million from continuing operations and $152 million from discontinued operations at December 31, 2001, available to offset future federal taxable income, if any, through the year 2021. A valuation allowance is

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES provided to reduce the deferred tax assets to a level, which, more likely than not, will be realized. During 2001, 2000 and 1999, the Company adjusted the previously established valuation allowance to recognize a deferred tax benefit (expense) of $1.6 million, $(8.4) million and $(4.3) million, respectively. Realization is determined based on management's expectation of generating sufficient taxable income in a look forward period over the next four years. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations prior to expiration of the net operating loss carryforwards. The expense recognized in 2000 is attributed to a reduction in anticipated taxable income. The expense recognized in 1999 is attributed to a revaluation of the realization of the deferred tax asset for the effects of the discontinuance of the mortgage operations. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

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

(14) COMMITMENTS AND CONTINGENCIES


     On October 14, 1999, Harbor Financial Group, Inc. ("Harbor Parent"), Harbor Financial Mortgage Corporation ("HFMC") and four subsidiaries of HFMC filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On December 14, 1999, the bankruptcy proceedings were converted to liquidations under Chapter 7 of the United States Bankruptcy Code. John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings (the "Trustee"), initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Harbor alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers, and improper transfer of funds from the Harbor related entities to FirstCity. The claims also include fraudulent and preferential transfer of assets of the Harbor entities, fraud and conspiracy. The Trustee, FirstCity and the other defendants

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES have reached terms of an agreement to compromise the claims brought in the adversary proceedings, subject to the approval of the Bankruptcy Court and the consent of all necessary insurers of FirstCity and its subsidiaries and affiliates. Under the proposed settlement, if approved, the Trustee will release the defendants, their affiliates and subsidiaries from any and all claims which were brought or could have been brought by the Trustee against any of the defendants, any past and present officers and directors of FirstCity or any affiliates or subsidiaries of FirstCity in consideration of the payment of $3.8 million cash and the release of any and all claims of FirstCity and its affiliates and subsidiaries and of the individual defendants in the bankruptcy proceedings against the Trustee, including administrative and expense claims. Neither the consent of the necessary insurers nor the approval of the Bankruptcy Court of the proposed terms of settlement has been obtained, and there can be no assurance that such consent and approval will be secured. In the event that carrier consent or bankruptcy court approval is not obtained, FirstCity intends to vigorously contest the claims of the Trustee, as the Company believes that the claims are without merit and that it has valid defenses to these claims.

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

     The Trustee and the Company and Chase Manhattan Bank and Chase Securities, Inc. are currently finalizing settlement documents to settle the claims brought in the suits pending in the New York courts described above, subject to the approval of the Bankruptcy Court in the proceedings related to Harbor. There

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES can be no assurance that the parties can resolve outstanding issues related to the terms of the settlement documentation or that approval of the Bankruptcy Court of the proposed terms of settlement can be obtained. In the event that the settlement is not completed or the Bankruptcy Court does not approve the settlement, the Company intends to vigorously defend the claim of Chase Securities, Inc. for payment of the fee and to pursue its claims for damages against Chase Manhattan Bank and Chase Securities, Inc.

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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

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



     As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for residual interests in securitized financial assets in accordance with the Financial Accounting Standards Board's EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. As discussed in Note 1, in 1999 the Company changed its method of accounting for organizational costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Also as discussed in Note 1, the Company early adopted SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.


                                          KPMG LLP

Dallas, Texas

February 13, 2002,


  except as to the last paragraph of Note 1(q),


  which is as of April 1, 2002

                        FIRSTCITY FINANCIAL CORPORATION

                       SELECTED QUARTERLY FINANCIAL DATA


                                             2001                                     2000
                             -------------------------------------   --------------------------------------
                              FIRST    SECOND     THIRD    FOURTH     FIRST     SECOND     THIRD    FOURTH
                             QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER    QUARTER   QUARTER
                             -------   -------   -------   -------   -------   --------   -------   -------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              (UNAUDITED)
Revenues(2)................  $9,237    $15,685   $ 4,179   $ 8,664   $15,676   $ 12,390   $17,019   $ 7,924
Expenses...................   7,828      9,513     8,134     7,739    15,546     19,493    13,224     8,025
Earnings (loss) from
  continuing operations
  before accounting
  change(1)(2).............   1,625      4,168    (3,605)      287      (129)   (13,978)    3,718      (511)
Accounting change..........      --       (304)       --        --        --         --        --        --
Loss from discontinued
  operations...............      --     (1,000)   (2,000)   (2,200)       --     (5,000)       --        --
Net earnings (loss)........   1,625      2,864    (5,605)   (1,913)     (129)   (18,978)    3,718      (511)
Preferred dividends........     642        642       642       642       642        642       642       642
Net earnings (loss) to
  common stockholders......  $  983    $ 2,222   $(6,247)  $(2,555)  $  (771)  $(19,620)  $ 3,076   $(1,153)
Net earnings (loss) from
  continuing operations
  before accounting change
  per common share -- Basic
  and diluted..............  $ 0.12    $  0.43   $ (0.51)  $ (0.05)  $ (0.09)  $  (1.75)  $  0.27   $ (0.14)


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


(2) Refer to SFAS 145 for 2000 reclassification as discussed in note 1(q) to the consolidated financial statements.

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

                               WAMCO PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                       DECEMBER 31, 2001, 2000, AND 1999
                             (DOLLARS IN THOUSANDS)

(1) ORGANIZATION AND PARTNERSHIP AGREEMENTS


     The combined financial statements represents domestic Texas limited partnerships and limited liability companies ("Acquisition Partnerships" or "Partnerships") and include the accounts of WAMCO III, Ltd. ("WAMCO III"); WAMCO V, Ltd. ("WAMCO V"); WAMCO IX, Ltd. ("WAMCO IX"); WAMCO XVII, Ltd. ("WAMCO XVII"); WAMCO XXIV, Ltd. ("WAMCO XXIV"); WAMCO XXV, Ltd. ("WAMCO XXV"); WAMCO XXVI Ltd.; WAMCO XXVII Ltd.; WAMCO XXVIII Ltd. ("WAMCO XXVIII"); WAMCO XXIX, Ltd.; Calibat Fund, LLC; First B Realty, Ltd.; First Paradee, Ltd.; FirstStreet Investments LLC ("FirstStreet"); FC Properties; Ltd. ("FC Properties"); Imperial Fund I, Ltd.; Community Development Investment, LLC; and VOJ Partners, Ltd. FirstCity Financial Corporation or its subsidiaries, FirstCity Commercial Corporation and FirstCity Holdings Corporation (together "FirstCity"), share limited partnership interests and participate as general partners in common with Cargill Financial Services, Inc. in all of the Partnerships. FC Properties, WAMCO XXIV, WAMCO XXV and WAMCO XXVIII are considered to be significant subsidiaries of FirstCity.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information concerning the members of the Board of Directors of the Company.


NAME                        AGE                            POSITION
----                        ---                            --------
James R. Hawkins..........  66    Chairman of the Board
C. Ivan Wilson............  74    Vice Chairman of the Board
James T. Sartain..........  53    President, Chief Executive Officer and Director
Richard E. Bean...........  58    Director
Dane Fulmer...............  52    Director
Robert E. Garrison II.....  60    Director
Jeffery D. Leu............  45    Director


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


Resignation of David W. MacLennan



     Effective June 30, 2002, David W. MacLennan resigned as a Director of the Company.


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

EXECUTIVE OFFICERS

     The executive officers of the Company, who are elected by the Board of Directors of the Company and serve at its discretion, are as follows:


NAME                         AGE                        POSITION
----                         ---                        --------
James R. Hawkins...........  66    Chairman of the Board
James T. Sartain...........  53    President and Chief Executive Officer
J. Bryan Baker.............  41    Senior Vice President and Chief Financial Officer
Terry R. DeWitt............  45    Senior Vice President and Co-President of
                                   FirstCity Commercial
G. Stephen Fillip..........  50    Senior Vice President and Co-President of
                                   FirstCity Commercial
Joe S. Greak...............  53    Senior Vice President and Tax Director
James C. Holmes............  45    Senior Vice President and Executive Vice President
                                   of FirstCity Commercial
Jim W. Moore...............  52    Senior Vice President and President of FirstCity
                                   Consumer Lending
Richard J. Vander Woude....  47    Senior Vice President, General Counsel and
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

                           SUMMARY COMPENSATION TABLE


                                                                     LONG TERM
                                                                    COMPENSATION
                                                                       AWARDS
                                         ANNUAL COMPENSATION         SECURITIES
                                    -----------------------------    UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR   SALARY ($)   BONUS ($)   OPTIONS (#)    COMPENSATION (1)($)
---------------------------         ----   ----------   ---------   ------------   -------------------
James T. Sartain,.................  2001    300,014           --       50,000            15,190
  President and Chief               2000    300,014      130,000       50,000            16,018
  Executive Officer                 1999    300,014           --           --            16,843
Terry R. DeWitt,..................  2001    250,000           --       25,000             4,800
  Senior Vice President and         2000    250,000       80,640           --             5,040
  Co-President of FirstCity         1999    214,584      128,400           --             5,089
  Commercial Corporation
G. Stephen Fillip,................  2001    250,000           --       25,000             5,190
  Senior Vice President and         2000    250,000       83,400           --             5,310
  Co-President of FirstCity         1999    214,584       83,400           --             5,455
  Commercial Corporation
Richard J. Vander Woude,..........  2001    275,000           --       25,000             4,950
  Senior Vice President, General    2000    270,883       50,000       25,000             5,378
  Counsel and Secretary             1999    222,917       49,174           --             5,534
Jim W. Moore......................  2001    250,000      125,000       25,000             5,190
  Senior Vice President and         2000    206,250      130,000           --            16,977
  President of FirstCity            1999    172,917       10,000           --             4,428
  Consumer Lending


---------------


(1) With respect to Messrs. Sartain, DeWitt, Fillip, Vander Woude and Moore, the total amounts indicated under "All Other Compensation" for 2001 consist of
    (a) amounts contributed to match a portion of such employee's contributions under a 401(k) plan ("401(k) Match"), (b) excess premiums paid on supplemental life insurance policies ("Supplement Life") and (c) personal use of a business vehicle ("Auto"), and (d) amounts paid for moving expenses ("Other"). The following table details the amounts paid during 2001 for each of the categories:

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


     General. Recommendations regarding compensation of the Company's executive officers are prepared by the Compensation Committee of the Board of Directors and are subject to the review, modification and approval of the Board, except that (1) the Chief Executive Officer does not participate in the preparation of recommendations, or the review, modification or approval thereof, with respect to his compensation and (2) all such recommendations, reviews, modifications and approvals with respect to awards under the 1996 Stock Option and Award Plan are made solely by the Stock Option Subcommittee of the Compensation Committee.


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


     Salaries. Salaries for the year 2001 for each of the Company's executive officers, including its Chief Executive Officer, were determined based upon such officer's level of responsibility, time with the Company, contribution to the Company and individual performance. The evaluation of these factors was subjective, and no fixed, relative weights were assigned thereto.

     Bonuses. Messrs. Sartain, DeWitt, Fillip, Vander Woude and Moore were participants in a bonus plan in each of their respective business units. Messrs. Sartain, DeWitt, Vander Woude and Fillip were not eligible for bonuses paid in 2001. Mr. Moore participated in a bonus pool established for executive management of Drive.



     Stock Options. The Stock Option Subcommittee of the Compensation Committee believes that stock options are critical in motivating and rewarding the creation of long-term stockholder value, and the subcommittee has established a policy of awarding stock options each year based on the continuing progress of the Company as well as on individual performance.


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


     Compensation of the Chief Executive Officer. Recommendations regarding compensation of the Company's Chief Executive Officer are prepared by those members of the Compensation Committee, and are subject to the review, modification and approval of those members of the Board, other than the Chief Executive Officer. Such recommendations, reviews, modifications and approvals for 2001 were based on the Chief Executive Officer's level of responsibility, time with the Company, individual performance and significant contributions to the successful implementation of several important decisions that are expected to benefit the Company in future years, including the acquisition of various purchased asset portfolios.


                                          THE COMPENSATION COMMITTEE
                                          C. Ivan Wilson, Chairman

                                          David W. MacLennan*

                                          Robert E. Garrison II
---------------

* Resigned as a Director of the Company effective June 30, 2002.


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

-------------------------------

-------------------------------
 Nasdaq Market
 NASDAQ Financial Stocks
 FirstCity Financial

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The following table sets forth certain information regarding the Common Stock owned on June 30, 2002 (the "Measurement Date") by (1) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock as of such date, (2) each of the Company's directors, (3) each of the Named Executive Officers and (4) all directors and executive officers of the Company as a group.

Except as otherwise indicated, all shares of the Common Stock shown in the table are held with sole voting and investment power.


                                                                   SHARES            PERCENT
                                                                BENEFICIALLY           OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                            OWNED              CLASS
---------------------------------------                         ------------         -------
James R. Hawkins............................................     1,138,754(2)(11)     13.2%
James T. Sartain............................................       427,097(3)(11)      4.9%
Ed Smith....................................................       539,451(4)          6.4%
     1021 Main Street, #1000
     Houston, Texas 77002
Lindsey Capital.............................................       419,969(4)          5.0%
     1021 Main Street, #1000
     Houston, Texas 77002
Richard E. Bean.............................................        90,133(5)          1.1%
Dane Fulmer.................................................        29,850(6)            *
Robert E. Garrison II.......................................        55,550(6)            *
Jeffery Leu.................................................         1,250(7)            *
David W. MacLennan..........................................         4,500(5)(12)        *
C. Ivan Wilson..............................................         7,164(5)            *
Terry R. DeWitt.............................................        45,082(8)            *
G. Stephen Fillip...........................................        76,587(8)            *
Jim W. Moore................................................        35,957(9)            *
Richard J. Vander Woude.....................................        24,185(10)           *
All directors and executive officers as a group (15
  persons)..................................................     2,029,094            23.5%


---------------

 * Less than 1%

(1) The business mailing address of each of such persons (except as otherwise indicated) is P.O. Box 8216, Waco, Texas 76714-8216.


(2) Includes 250,994 shares of Common Stock held of record by J-Hawk, Ltd., the sole general partner of which is Combined Funding, Inc. Mr. Hawkins may be deemed to beneficially own such shares of Common Stock as a result of his ownership of 50% of the common stock of Combined Funding, Inc.


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


(5) Includes 4,500 shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's 1996 Stock Option and Award Plan.


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


(12) Mr. MacLennan resigned as a Director of the Company effective June 30,
     2002.


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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.  Financial Statements


     The consolidated financial statements of FirstCity, the combined financial statements of the WAMCO Partnerships (Acquisition Partnerships), and the consolidated financial statements of Drive Financial Services LP are incorporated herein by reference to Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, as amended.


     2.  Financial Statement Schedules

     Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in Item 8, "Financial Statements and Supplementary Data."

     3.  Exhibits

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
   2.1    --   Joint Plan of Reorganization by First City Bancorporation of
               Texas, Inc., Official Committee of Equity Security Holders
               and J-Hawk Corporation, with the Participation of Cargill
               Financial Services Corporation, Under Chapter 11 of the
               United States Bankruptcy Code, Case No. 392-39474-HCA-11
               (incorporated herein by reference to Exhibit 2.1 of the
               Company's Current Report on Form 8-K dated July 3, 1995
               filed with the Commission on July 18, 1995).
   2.2    --   Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and
               J-Hawk Corporation (incorporated herein by reference to
               Exhibit 2.2 of the Company's Current Report on Form 8-K
               dated July 3, 1995 filed with the Commission on July 18,
               1995).
   3.1    --   Amended and Restated Certificate of Incorporation of the
               Company (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
   3.2    --   Bylaws of the Company (incorporated herein by reference to
               Exhibit 3.2 of the Company's Current Report on Form 8-K
               dated July 3, 1995 filed with the Commission on July 18,
               1995).
   4.1    --   Certificate of Designations of the New Preferred Stock
               ($0.01 par value) of the Company. (incorporated herein by
               reference to Exhibit 4.1 to the Company's Current Report on form 10-K dated March 24, 1998 filed with the Commission on
               March 26, 1998).
   4.2    --   Warrant Agreement, dated July 3, 1995, by and between the
               Company and American Stock Transfer & Trust Company, as
               Warrant Agent (incorporated herein by reference to Exhibit
               4.2 of the Company's Current Report on Form 8-K dated July
               3, 1995 filed with the Commission on July 18, 1995).
   4.3    --   Registration Rights Agreement, dated July 1, 1997, among the
               Company, Richard J. Gillen, Bernice J. Gillen, Harbor
               Financial Mortgage Company Employees Pension Plan, Lindsey
               Capital Corporation, Ed Smith and Thomas E. Smith.
               (incorporated herein by reference to Exhibit 4.3 of the
               Company's Form 10-K dated March 24, 1998 filed with the
               Commission on March 26, 1998).
   4.4    --   Stock Purchase Agreement, dated March 24, 1998, between the
               Company and Texas Commerce Shareholders Company.
               (incorporated herein by reference to Exhibit 4.4 of the
               Company's Form 10-K dated March 24, 1998 filed with the
               Commission on March 26, 1998).
   4.5    --   Registration Rights Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company.
               (incorporated herein by reference to Exhibit 4.5 of the
               Company's Form 10-K dated March 24, 1998 filed with the
               Commission on March 24, 1998).
   9.1    --   Shareholder Voting Agreement, dated as of June 29, 1995,
               among ATARA I Ltd., James R. Hawkins, James T. Sartain and
               Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company's Form 10-K dated
               March 24,1998 filed with the Commission on March 26, 1998).
  10.1    --   Trust Agreement of FirstCity Liquidating Trust, dated July
               3, 1995 (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
  10.2    --   Investment Management Agreement, dated July 3, 1995, between the Company and FirstCity Liquidating Trust (incorporated
               herein by reference to Exhibit 10.2 of the Company's Current
               Report on Form 8-K dated July 3, 1995 filed with the
               Commission on July 18, 1995).
  10.3    --   Lock-Box Agreement, dated July 11, 1995, among the Company,
               NationsBank of Texas, N.A., as lock-box agent, FirstCity
               Liquidating Trust, FCLT Loans, L.P., and the other
               Trust-Owned Affiliates signatory thereto, and each of
               NationsBank of Texas, N.A. and Fleet National Bank, as
               co-lenders (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
  10.4    --   Custodial Agreement, dated July 11, 1995, among Fleet
               National Bank, as custodian, Fleet National Bank, as agent,
               FCLT Loans, L.P., FirstCity Liquidating Trust, and the
               Company (incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-A/A dated August 25, 1995 filed with
               the Commission on August 25, 1995).
  10.5    --   Tier 3 Custodial Agreement, dated July 11, 1995, among the
               Company, as custodian, Fleet National Bank, as agent, FCLT
               Loans, L.P., FirstCity Liquidating Trust, and the Company,
               as servicer (incorporated herein by reference to Exhibit
               10.5 of the Company's Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).
  10.6    --   12/97 Amended and Restated Facilities Agreement, dated
               effective as of December 3, 1997, among Harbor Financial
               Mortgage Corporation, New America Financial, Inc., Texas
               Commerce Bank National Association and the other warehouse lenders party thereto. (incorporated herein by reference to
               Exhibit 10.6 of the Company's Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
  10.7    --   Modification Agreement, dated January 26, 1998, to the
               Amended and Restated Facilities Agreement, dated as of
               December 3, 1997, among Harbor Financial Mortgage
               Corporation, New America Financial, Inc. and Chase Bank of
               Texas, National Association (formerly known as Texas
               Commerce Bank National Association). (incorporated herein by reference to Exhibit 10.7 of the company's Form 10-K dated
               March 24, 1998 filed with the Commission March 26, 1998).
  10.8    --   $50,000,000 3/98 Chase Texas Temporary Additional Warehouse
               Note, dated March 17, 1998, by Harbor Financial Mortgage
               Corporation and New America Financial, Inc., in favor of
               Chase Bank of Texas, National Association. (incorporated
               herein by reference to Exhibit 10.8 of the Company's Form
               10-K dated March 24, 1998 filed with the Commission March
               26, 1998).
  10.9    --   Employment Agreement, dated as of July 1, 1997, by and
               between Harbor Financial Mortgage Corporation and Richard J.
               Gillen. (incorporated herein by reference to Exhibit 10.9 of the Company's 10-K dated March 24, 1998 filed with the
               Commission March 26, 1998).
  10.10   --   Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R. Brower, with similar agreements between FC Capital Corp. and each of
               James H. Aronoff and Christopher J. Morrissey. (incorporated herein by reference to Exhibit 10.10 of the Company's Form
               10-K dated March 24, 1998 filed with the Commission March
               26, 1998).
  10.11   --   Shareholder Agreement, dated as of September 8, 1997, among
               FirstCity Funding Corporation, FirstCity Consumer Lending
               Corporation, Thomas R. Brower, Scot A. Foith, Thomas G.
               Dundon, R. Tyler Whann, Bradley C. Reeves, Stephen H. Trent
               and Blake P. Bozman. (incorporated herein by reference to
               Exhibit 10.11 of the Company's Form 10-K dated March 24,
               1998 filed with the Commission March 26, 1998).
  10.12   --   Revolving Credit Loan Agreement, dated as of March 20, 1998, by and between FC Properties, Ltd. and Nomura Asset Capital
               Corporation. (incorporated herein by reference to Exhibit
               10.12 of the Company's Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
  10.13   --   Revolving Credit Loan Agreement, dated as of February 27,
               1998, by and between FH Partners, L.P. and Nomura Asset
               Capital Corporation. (incorporated herein by reference to
               Exhibit 10.13 of the Company's Form 10-K dated March 24,
               1998 filed with the Commission March 26, 1998).
  10.14   --   Note Agreement, dated as of June 6, 1997, among Bosque Asset
               Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
               Investment Realty Partners, L.P. and Bankers Trust Company
               of California, N.A. (incorporated herein by reference to
               Exhibit 10.14 of the Company's Form 10-K dated March 24,
               1998 filed with the Commission March 26, 1998).
  10.15   --   60,000,000 French Franc Revolving Promissory Note, dated
               September 25, 1997, by J-Hawk International Corporation in
               favor of the Bank of Scotland. (incorporated herein by
               reference to Exhibit 10.15 of the Company's Form 10-K dated
               March 24, 1998 filed with the Commission March 26, 1998).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
  10.16   --   Loan Agreement, dated as of September 25, 1997, by and
               between Bank of Scotland and J-Hawk International
               Corporation. (incorporated herein reference to Exhibit 10.16 of the Company's Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
  10.17   --   Guaranty Agreement, dated as of September 25, 1997, by
               J-Hawk (incorporated herein by reference to Exhibit 10.17 of the Company's Form 10-K dated March 24, 1998 filed with the
               Commission March 26, 1998).
  10.18   --   Guaranty Agreement, dated as of September 25, 1997, by
               FirstCity Financial Corporation in favor of Bank of
               Scotland. (incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
  10.19   --   Warehouse Credit Agreement, dated as of May 17, 1996, among
               ContiTrade Services L.L.C., N.A.F. Auto Loan Trust and
               National Auto Funding Corporation. (incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-K dated
               March 24, 1998 filed with the Commission March 26, 1998).
  10.20   --   Funding Commitment, dated as of May 17, 1996 by and between
               ContiTrade Services L.L.C. and the Company. (incorporated
               herein by reference to Exhibit 10.20 of the Company's Form
               10-K dated March 24, 1998 filed with the Commission March
               26, 1998).
  10.21   --   Revolving Credit Agreement, dated as of December 29, 1995, by and between the Company and Cargill Financial Services
               Corporation, as amended by the Eighth Amendment to Revolving
               Credit Agreement dated February 1998. (incorporated herein by reference to Exhibit 10.21 of the Company's Form 10-K
               dated March 24, 1998 filed with the Commission March 26,
               1998).
  10.22   --   Master Repurchase Agreement Governing Purchased and Sales of
               Mortgage Loans, dated as of July 1998, between Lehman
               Commercial Paper Inc. and FHB Funding Corp. (incorporated
               herein by reference to Exhibit 10.1 of the Company's Form
               10-Q dated August 14, 1998, filed with the Commission August
               18, 1998).
  10.23   --   Warehouse Credit Agreement, dated as of April 30, 1998 among
               ContiTrade Services, L.L.C., FirstCity Consumer Lending
               Corporation, FirstCity Auto Receivables L.L.C. and FirstCity
               Financial Corporation. (incorporated herein by reference to
               Exhibit 10.2 of the Company's Form 10-Q dated August 14,
               1998, filed with the Commission August 16, 1998).
  10.24   --   Servicing Agreement, dated as of April 30, 1998 among
               FirstCity Auto Receivables L.L.C., FirstCity Servicing
               Corporation of California, FirstCity Consumer Lending
               Corporation and ContiTrade Services L.L.C. (incorporated
               herein by reference to Exhibit 10.3 of the Company's Form
               10-Q dated August 14, 1998, filed with the Commission August
               16, 1998).
  10.25   --   Security and Collateral Agreement, dated as of April 30,
               1998 among FirstCity Auto Receivables L.L.C., ContiTrade
               Services L.L.C. and Chase Bank of Texas, National
               Association. (incorporated herein by reference to Exhibit
               10.4 of the Company's Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).
  10.26   --   Loan Agreement, dated as of July 24, 1998, between FirstCity
               Commercial Corporation and CFSC Capital Corp. XXX
               (incorporated herein by reference Exhibit 10.5 of the
               Company's Form 10-Q dated August 14, 1998, filed with the
               Commission on August 18, 1998).
  10.27   --   Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit
               10.6 of the Company's Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998)
  10.28   --   First Amendment to Loan Agreement, dated July 20, 1998,
               between Bank of Scotland and the Company (incorporated
               herein by reference to Exhibit 10.7 of the Company's Form
               10-Q dated August 14, 1998, filed with the Commission on
               August 18, 1998).
  10.29   --   Employment Agreement, dated October 1, 1998, by and between
               FirstCity. Financial Mortgage Corporation, and Buddy L.
               Terrell (incorporated herein by reference to Exhibit 10.29 of the Company's Form 10-Q dated May 17, 1999, filed with
               the commission on May 17, 1999).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
  10.30   --   Security Agreement, dated as of April 30, 1998 among
               Enterprise Funding Corporation, FCAR Receivables L.L.C.,
               MBIA Insurance Corporation, FirstCity Funding Corporation,
               NationsBank N.A. and CSC Logic/MSA LLP d/b/a Loan Servicing
               Enterprise (incorporated herein by reference to Exhibit
               10.30 of the Company's Form 10-Q dated May 17, 1999, filed with the Commission on May 17, 1999).
  10.31   --   Note purchase agreement, dated March 30, 1999 among
               Enterprise Funding Corporation, FCAR Receivables, L.L.C. and
               NationsBank, N.A. (incorporated herein by reference to
               Exhibit 10.31 of the Company's Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).
  10.32   --   Custodian Agreement, dated March 30, 1999, among FCAR
               Receivables L.L.C., FirstCity Funding Corporation,
               NationsBank, N.A., Enterprise Funding Corporation and Chase
               Bank of Texas, N.A. (incorporated herein by reference to
               Exhibit 10.32 of the Company's Form 10-Q dated May 17, 1999, filed with the Commission on May 17, 1999).
  10.33   --   Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America Financial,
               Inc., FirstCity Financial Mortgage Corporation, and Guaranty
               Federal Bank F.S.B. as Administrative Agent and Bank One,
               Texas, N.A. as Collateral Agent (incorporated herein by
               reference to Exhibit 10.33 of the Company's Form 10-Q dated
               August 16, 1999, filed with the Commission on August 16,
               1999).
  10.34   --   Tenth Amendment to Loan Agreement, dated August 11, 1999
               between Bank of Scotland and the Company (incorporated
               herein by reference to Exhibit 10.34 of the Company's Form
               10-Q dated August 16, 1999, filed with the Commission on
               August 16, 1999).
  10.35   --   Amended and Restated Loan Agreement, dated December 20,
               1999, by and among FirstCity Financial Corporation as
               Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to
               Exhibit 10.1 of the Company's Form 8-K dated December 22,
               1999, filed with the Commission on December 28, 1999).
  10.36   --   Subordinated Secured Senior Note Purchase Agreement, dated
               December 20, 1999, between FirstCity Financial Corporation, as Issuer and IFA Corporation, as Purchaser (incorporated
               herein by reference to Exhibit 10.2 of the Company's Form
               8-K dated December 22, 1999, filed with the Commission on
               December 28, 1999).
  10.37   --   Employment Agreement, dated October 1, 1999, by and between
               FirstCity Commercial Corporation and Terry R. DeWitt.
               (incorporated herein by reference to Exhibit 10.37 of the
               Company's Form 10-K dated February 8, 2000, filed with the commission on February 8, 2000).
  10.38   --   Employment Agreement, dated October 1, 1999, by and between
               FirstCity Commercial Corporation and G. Stephen Fillip.
               (incorporated herein by reference to Exhibit 10.38 of the
               Company's Form 10-K dated February 8, 2000, filed with the
               Commission on February 8, 2000).
  10.39   --   Shareholder Agreement, dated October 1, 1999, by and among
               FirstCity Holdings Corporation, FirstCity Commercial
               Corporation, Terry R. DeWitt, G. Stephen Fillip and James C.
               Holmes (incorporated herein by reference to Exhibit 10.39 of the Company's Form 10-K dated February 8, 2000, filed with the Commission on February 8, 2000).
  10.40   --   Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP,
               Funding GP, IFA-GP and IFA-LP. (incorporated herein by
               reference to Exhibit 10.40 of the Company's Form 8-K dated
               August 25, 2000, filed with the Commission on September 11,
               2000).
  10.41   --   Contribution and Assumption Agreement by and between
               Consumer Corp. and Drive dated as of August 18, 2000.
               (incorporated herein by reference to Exhibit 10.41 of the
               Company's Form 8-K dated August 25, 2000, filed with the
               Commission on September 11, 2000).
  10.42   --   Contribution and Assumption Agreement by and between Funding
               LP and Drive dated as of August 18, 2000. (incorporated
               herein by reference to Exhibit 10.42 of the Company's Form
               8-K dated August 25, 2000, filed with the Commission on
               September 11, 2000).

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
  10.43   --   Second Amendment to Amended and Restated Loan Agreement,
               dated December 20, 1999, by and among the Company, as
               borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company's Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
  10.44   --   Receivables Financing Agreement, dated August 18, 2000,
               among Drive BOS LP, Drive Financial Services LP, each
               Lender, IPA Inc. and Wells Fargo Bank Minnesota, N.A.
               (incorporated herein by reference to Exhibit 10.44 of the
               Company's Form 10-K dated April 13, 2001, filed with the
               Commission on April 13, 2001).
  10.45   --   Amendment to Loan Agreement and extension of Promissory
               Note, dated January 12, 2001, by and between FirstCity
               Holdings Corporation and CSFC Capital Corp. XXX
               (incorporated herein by reference to Exhibit 10.45 of the
               Company's Form 10-K dated April 13, 2001, filed with the
               Commission on April 13, 2001).
  10.46   --   Second Amendment, dated as of February 16, 2001, to the
               Receivables Financing Agreement, dated as of August 18,
               2000, among Drive BOS LP, Drive Financial Services LP the
               Lenders party thereto, IPA Incorporated and Wells Fargo Bank
               Minnesota, NA (incorporated herein by reference to Exhibit
               10.46 of the Company's Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
  10.47   --   Subordinate Capital Loan Agreement, dated as of February 16,
               2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and
               IPA Incorporated (incorporated herein by reference to
               Exhibit 10.47 of the Company's Form 10-K dated April 13,
               2001, filed with the Commission on April 13, 2001).
  10.48   --   Amended and Restated Amendment #4 (Option and Option
               Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to
               Exhibit 99.1 of the Company's Form 8-K dated January 18,
               2002, filed with the Commission on January 18, 2002).
 *21.1    --   Subsidiaries of the Registrant.
**23.1    --   Consent of KPMG LLP.
**23.2    --   Consent of KPMG LLP.
**23.3    --   Consent of KPMG LLP.


---------------


 * Previously filed.



** Filed herewith.


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


October 21, 2002


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


                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ JAMES R. HAWKINS                      Chairman of the Board and       October 21, 2002
 ------------------------------------------------                Director
                 James R. Hawkins


               /s/ JAMES T. SARTAIN                     President, Chief Executive       October 21, 2002
 ------------------------------------------------                 Officer
                 James T. Sartain                              and Director
                                                       (Principal Executive Officer)


                /s/ J. BRYAN BAKER                    Senior Vice President and Chief    October 21, 2002
 ------------------------------------------------            Financial Officer
                  J. Bryan Baker                       (Principal financial officer)


                /s/ C. IVAN WILSON                      Vice Chairman of the Board       October 21, 2002
 ------------------------------------------------              and Director
                  C. Ivan Wilson


               /s/ RICHARD E. BEAN                               Director                October 21, 2002
 ------------------------------------------------
                 Richard E. Bean


              /s/ ROBERT E. GARRISON                             Director                October 21, 2002
 ------------------------------------------------
                Robert E. Garrison


                 /s/ DANE FULMER                                 Director                October 21, 2002
 ------------------------------------------------
                   Dane Fulmer


                /s/ JEFFERY D. LEU                               Director                October 21, 2002
 ------------------------------------------------
                  Jeffery D. Leu

                                 CERTIFICATIONS


                            PURSUANT TO SECTION 302


                       OF THE SARBANES-OXLEY ACT OF 2002



I, James T. Sartain, certify that:



1. I have reviewed this annual report on Form 10-K/A of FirstCity Financial Corporation;



2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and



3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: October 21, 2002                            /s/ JAMES T. SARTAIN

                                            ------------------------------------

                                                      James T. Sartain


                                                Chief Executive Officer and
                                                         President



I, J. Bryan Baker, certify that:



1. I have reviewed this annual report on Form 10-K/A of FirstCity Financial Corporation;



2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and



3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: October 21, 2002                             /s/ J. BRYAN BAKER

                                            ------------------------------------

                                                       J. Bryan Baker


                                              Senior Vice President and Chief
                                                     Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------
   2.1    --  Joint Plan of Reorganization by First City Bancorporation of
              Texas, Inc., Official Committee of Equity Security Holders
              and J-Hawk Corporation, with the Participation of Cargill
              Financial Services Corporation, Under Chapter 11 of the
              United States Bankruptcy Code, Case No. 392-39474-HCA-11
              (incorporated herein by reference to Exhibit 2.1 of the
              Company's Current Report on Form 8-K dated July 3, 1995
              filed with the Commission on July 18, 1995).
   2.2    --  Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and
              J-Hawk Corporation (incorporated herein by reference to
              Exhibit 2.2 of the Company's Current Report on Form 8-K
              dated July 3, 1995 filed with the Commission on July 18,
              1995).
   3.1    --  Amended and Restated Certificate of Incorporation of the
              Company (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
   3.2    --  Bylaws of the Company (incorporated herein by reference to
              Exhibit 3.2 of the Company's Current Report on Form 8-K
              dated July 3, 1995 filed with the Commission on July 18,
              1995).
   4.1    --  Certificate of Designations of the New Preferred Stock
              ($0.01 par value) of the Company. (incorporated herein by
              reference to Exhibit 4.1 to the Company's Current Report on form 10-K dated March 24, 1998 filed with the Commission on
              March 26, 1998).
   4.2    --  Warrant Agreement, dated July 3, 1995, by and between the
              Company and American Stock Transfer & Trust Company, as
              Warrant Agent (incorporated herein by reference to Exhibit
              4.2 of the Company's Current Report on Form 8-K dated July
              3, 1995 filed with the Commission on July 18, 1995).
   4.3    --  Registration Rights Agreement, dated July 1, 1997, among the
              Company, Richard J. Gillen, Bernice J. Gillen, Harbor
              Financial Mortgage Company Employees Pension Plan, Lindsey
              Capital Corporation, Ed Smith and Thomas E. Smith.
              (incorporated herein by reference to Exhibit 4.3 of the
              Company's Form 10-K dated March 24, 1998 filed with the
              Commission on March 26, 1998).
   4.4    --  Stock Purchase Agreement, dated March 24, 1998, between the
              Company and Texas Commerce Shareholders Company.
              (incorporated herein by reference to Exhibit 4.4 of the
              Company's Form 10-K dated March 24, 1998 filed with the
              Commission on March 26, 1998).
   4.5    --  Registration Rights Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company.
              (incorporated herein by reference to Exhibit 4.5 of the
              Company's Form 10-K dated March 24, 1998 filed with the
              Commission on March 24, 1998).
   9.1    --  Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and
              Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company's Form 10-K dated
              March 24,1998 filed with the Commission on March 26, 1998).
  10.1    --  Trust Agreement of FirstCity Liquidating Trust, dated July
              3, 1995 (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
  10.2    --  Investment Management Agreement, dated July 3, 1995, between the Company and FirstCity Liquidating Trust (incorporated
              herein by reference to Exhibit 10.2 of the Company's Current
              Report on Form 8-K dated July 3, 1995 filed with the
              Commission on July 18, 1995).
  10.3    --  Lock-Box Agreement, dated July 11, 1995, among the Company,
              NationsBank of Texas, N.A., as lock-box agent, FirstCity
              Liquidating Trust, FCLT Loans, L.P., and the other
              Trust-Owned Affiliates signatory thereto, and each of
              NationsBank of Texas, N.A. and Fleet National Bank, as
              co-lenders (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).
  10.4    --  Custodial Agreement, dated July 11, 1995, among Fleet
              National Bank, as custodian, Fleet National Bank, as agent,
              FCLT Loans, L.P., FirstCity Liquidating Trust, and the
              Company (incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-A/A dated August 25, 1995 filed with
              the Commission on August 25, 1995).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------
  10.5    --  Tier 3 Custodial Agreement, dated July 11, 1995, among the
              Company, as custodian, Fleet National Bank, as agent, FCLT
              Loans, L.P., FirstCity Liquidating Trust, and the Company,
              as servicer (incorporated herein by reference to Exhibit
              10.5 of the Company's Form 8-A/A dated August 25, 1995 filed with the Commission on August 25, 1995).
  10.6    --  12/97 Amended and Restated Facilities Agreement, dated effective as of December 3, 1997, among Harbor Financial
              Mortgage Corporation, New America Financial, Inc., Texas
              Commerce Bank National Association and the other warehouse lenders party thereto. (incorporated herein by reference to
              Exhibit 10.6 of the Company's Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
  10.7    --  Modification Agreement, dated January 26, 1998, to the
              Amended and Restated Facilities Agreement, dated as of
              December 3, 1997, among Harbor Financial Mortgage
              Corporation, New America Financial, Inc. and Chase Bank of
              Texas, National Association (formerly known as Texas
              Commerce Bank National Association). (incorporated herein by reference to Exhibit 10.7 of the company's Form 10-K dated
              March 24, 1998 filed with the Commission March 26, 1998).
  10.8    --  $50,000,000 3/98 Chase Texas Temporary Additional Warehouse
              Note, dated March 17, 1998, by Harbor Financial Mortgage
              Corporation and New America Financial, Inc., in favor of
              Chase Bank of Texas, National Association. (incorporated
              herein by reference to Exhibit 10.8 of the Company's Form
              10-K dated March 24, 1998 filed with the Commission March
              26, 1998).
  10.9    --  Employment Agreement, dated as of July 1, 1997, by and between Harbor Financial Mortgage Corporation and Richard J.
              Gillen. (incorporated herein by reference to Exhibit 10.9 of the Company's 10-K dated March 24, 1998 filed with the
              Commission March 26, 1998).
  10.10   --  Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R. Brower, with similar agreements between FC Capital Corp. and each of
              James H. Aronoff and Christopher J. Morrissey. (incorporated herein by reference to Exhibit 10.10 of the Company's Form
              10-K dated March 24, 1998 filed with the Commission March
              26, 1998).
  10.11   --  Shareholder Agreement, dated as of September 8, 1997, among
              FirstCity Funding Corporation, FirstCity Consumer Lending
              Corporation, Thomas R. Brower, Scot A. Foith, Thomas G.
              Dundon, R. Tyler Whann, Bradley C. Reeves, Stephen H. Trent
              and Blake P. Bozman. (incorporated herein by reference to
              Exhibit 10.11 of the Company's Form 10-K dated March 24,
              1998 filed with the Commission March 26, 1998).
  10.12   --  Revolving Credit Loan Agreement, dated as of March 20, 1998, by and between FC Properties, Ltd. and Nomura Asset Capital
              Corporation. (incorporated herein by reference to Exhibit
              10.12 of the Company's Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
  10.13   --  Revolving Credit Loan Agreement, dated as of February 27,
              1998, by and between FH Partners, L.P. and Nomura Asset
              Capital Corporation. (incorporated herein by reference to
              Exhibit 10.13 of the Company's Form 10-K dated March 24,
              1998 filed with the Commission March 26, 1998).
  10.14   --  Note Agreement, dated as of June 6, 1997, among Bosque Asset
              Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
              Investment Realty Partners, L.P. and Bankers Trust Company
              of California, N.A. (incorporated herein by reference to
              Exhibit 10.14 of the Company's Form 10-K dated March 24,
              1998 filed with the Commission March 26, 1998).
  10.15   --  60,000,000 French Franc Revolving Promissory Note, dated
              September 25, 1997, by J-Hawk International Corporation in
              favor of the Bank of Scotland. (incorporated herein by
              reference to Exhibit 10.15 of the Company's Form 10-K dated
              March 24, 1998 filed with the Commission March 26, 1998).
  10.16   --  Loan Agreement, dated as of September 25, 1997, by and between Bank of Scotland and J-Hawk International
              Corporation. (incorporated herein reference to Exhibit 10.16 of the Company's Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
  10.17   --  Guaranty Agreement, dated as of September 25, 1997, by
              J-Hawk (incorporated herein by reference to Exhibit 10.17 of the Company's Form 10-K dated March 24, 1998 filed with the
              Commission March 26, 1998).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------
  10.18   --  Guaranty Agreement, dated as of September 25, 1997, by
              FirstCity Financial Corporation in favor of Bank of
              Scotland. (incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
  10.19   --  Warehouse Credit Agreement, dated as of May 17, 1996, among
              ContiTrade Services L.L.C., N.A.F. Auto Loan Trust and
              National Auto Funding Corporation. (incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-K dated
              March 24, 1998 filed with the Commission March 26, 1998).
  10.20   --  Funding Commitment, dated as of May 17, 1996 by and between
              ContiTrade Services L.L.C. and the Company. (incorporated
              herein by reference to Exhibit 10.20 of the Company's Form
              10-K dated March 24, 1998 filed with the Commission March
              26, 1998).
  10.21   --  Revolving Credit Agreement, dated as of December 29, 1995, by and between the Company and Cargill Financial Services
              Corporation, as amended by the Eighth Amendment to Revolving
              Credit Agreement dated February 1998. (incorporated herein by reference to Exhibit 10.21 of the Company's Form 10-K
              dated March 24, 1998 filed with the Commission March 26,
              1998).
  10.22   --  Master Repurchase Agreement Governing Purchased and Sales of
              Mortgage Loans, dated as of July 1998, between Lehman
              Commercial Paper Inc. and FHB Funding Corp. (incorporated
              herein by reference to Exhibit 10.1 of the Company's Form
              10-Q dated August 14, 1998, filed with the Commission August
              18, 1998).
  10.23   --  Warehouse Credit Agreement, dated as of April 30, 1998 among
              ContiTrade Services, L.L.C., FirstCity Consumer Lending
              Corporation, FirstCity Auto Receivables L.L.C. and FirstCity
              Financial Corporation. (incorporated herein by reference to
              Exhibit 10.2 of the Company's Form 10-Q dated August 14,
              1998, filed with the Commission August 16, 1998).
  10.24   --  Servicing Agreement, dated as of April 30, 1998 among
              FirstCity Auto Receivables L.L.C., FirstCity Servicing
              Corporation of California, FirstCity Consumer Lending
              Corporation and ContiTrade Services L.L.C. (incorporated
              herein by reference to Exhibit 10.3 of the Company's Form
              10-Q dated August 14, 1998, filed with the Commission August
              16, 1998).
  10.25   --  Security and Collateral Agreement, dated as of April 30,
              1998 among FirstCity Auto Receivables L.L.C., ContiTrade
              Services L.L.C. and Chase Bank of Texas, National
              Association. (incorporated herein by reference to Exhibit
              10.4 of the Company's Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).
  10.26   --  Loan Agreement, dated as of July 24, 1998, between FirstCity
              Commercial Corporation and CFSC Capital Corp. XXX
              (incorporated herein by reference Exhibit 10.5 of the
              Company's Form 10-Q dated August 14, 1998, filed with the
              Commission on August 18, 1998).
  10.27   --  Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit
              10.6 of the Company's Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998)
  10.28   --  First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated
              herein by reference to Exhibit 10.7 of the Company's Form
              10-Q dated August 14, 1998, filed with the Commission on
              August 18, 1998).
  10.29   --  Employment Agreement, dated October 1, 1998, by and between
              FirstCity. Financial Mortgage Corporation, and Buddy L.
              Terrell (incorporated herein by reference to Exhibit 10.29 of the Company's Form 10-Q dated May 17, 1999, filed with
              the commission on May 17, 1999).
  10.30   --  Security Agreement, dated as of April 30, 1998 among
              Enterprise Funding Corporation, FCAR Receivables L.L.C.,
              MBIA Insurance Corporation, FirstCity Funding Corporation,
              NationsBank N.A. and CSC Logic/MSA LLP d/b/a Loan Servicing
              Enterprise (incorporated herein by reference to Exhibit
              10.30 of the Company's Form 10-Q dated May 17, 1999, filed with the Commission on May 17, 1999).
  10.31   --  Note purchase agreement, dated March 30, 1999 among
              Enterprise Funding Corporation, FCAR Receivables, L.L.C. and
              NationsBank, N.A. (incorporated herein by reference to
              Exhibit 10.31 of the Company's Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------
  10.32   --  Custodian Agreement, dated March 30, 1999, among FCAR
              Receivables L.L.C., FirstCity Funding Corporation,
              NationsBank, N.A., Enterprise Funding Corporation and Chase
              Bank of Texas, N.A. (incorporated herein by reference to
              Exhibit 10.32 of the Company's Form 10-Q dated May 17, 1999, filed with the Commission on May 17, 1999).
  10.33   --  Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America Financial,
              Inc., FirstCity Financial Mortgage Corporation, and Guaranty
              Federal Bank F.S.B. as Administrative Agent and Bank One,
              Texas, N.A. as Collateral Agent (incorporated herein by
              reference to Exhibit 10.33 of the Company's Form 10-Q dated
              August 16, 1999, filed with the Commission on August 16,
              1999).
  10.34   --  Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated
              herein by reference to Exhibit 10.34 of the Company's Form
              10-Q dated August 16, 1999, filed with the Commission on
              August 16, 1999).
  10.35   --  Amended and Restated Loan Agreement, dated December 20,
              1999, by and among FirstCity Financial Corporation as
              Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to
              Exhibit 10.1 of the Company's Form 8-K dated December 22,
              1999, filed with the Commission on December 28, 1999).
  10.36   --  Subordinated Secured Senior Note Purchase Agreement, dated
              December 20, 1999, between FirstCity Financial Corporation, as Issuer and IFA Corporation, as Purchaser (incorporated
              herein by reference to Exhibit 10.2 of the Company's Form
              8-K dated December 22, 1999, filed with the Commission on
              December 28, 1999).
  10.37   --  Employment Agreement, dated October 1, 1999, by and between
              FirstCity Commercial Corporation and Terry R. DeWitt.
              (incorporated herein by reference to Exhibit 10.37 of the
              Company's Form 10-K dated February 8, 2000, filed with the commission on February 8, 2000).
  10.38   --  Employment Agreement, dated October 1, 1999, by and between
              FirstCity Commercial Corporation and G. Stephen Fillip.
              (incorporated herein by reference to Exhibit 10.38 of the
              Company's Form 10-K dated February 8, 2000, filed with the
              Commission on February 8, 2000).
  10.39   --  Shareholder Agreement, dated October 1, 1999, by and among
              FirstCity Holdings Corporation, FirstCity Commercial
              Corporation, Terry R. DeWitt, G. Stephen Fillip and James C.
              Holmes (incorporated herein by reference to Exhibit 10.39 of the Company's Form 10-K dated February 8, 2000, filed with the Commission on February 8, 2000).
  10.40   --  Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP,
              Funding GP, IFA-GP and IFA-LP. (incorporated herein by
              reference to Exhibit 10.40 of the Company's Form 8-K dated
              August 25, 2000, filed with the Commission on September 11,
              2000).
  10.41   --  Contribution and Assumption Agreement by and between
              Consumer Corp. and Drive dated as of August 18, 2000.
              (incorporated herein by reference to Exhibit 10.41 of the
              Company's Form 8-K dated August 25, 2000, filed with the
              Commission on September 11, 2000).
  10.42   --  Contribution and Assumption Agreement by and between Funding
              LP and Drive dated as of August 18, 2000. (incorporated
              herein by reference to Exhibit 10.42 of the Company's Form
              8-K dated August 25, 2000, filed with the Commission on
              September 11, 2000).
  10.43   --  Second Amendment to Amended and Restated Loan Agreement,
              dated December 20, 1999, by and among the Company, as
              borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company's Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
  10.44   --  Receivables Financing Agreement, dated August 18, 2000, among Drive BOS LP, Drive Financial Services LP, each
              Lender, IPA Inc. and Wells Fargo Bank Minnesota, N.A.
              (incorporated herein by reference to Exhibit 10.44 of the
              Company's Form 10-K dated April 13, 2001, filed with the
              Commission on April 13, 2001).
  10.45   --  Amendment to Loan Agreement and extension of Promissory
              Note, dated January 12, 2001, by and between FirstCity
              Holdings Corporation and CSFC Capital Corp. XXX
              (incorporated herein by reference to Exhibit 10.45 of the
              Company's Form 10-K dated April 13, 2001, filed with the
              Commission on April 13, 2001).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBIT
-------                          ----------------------
  10.46   --  Second Amendment, dated as of February 16, 2001, to the
              Receivables Financing Agreement, dated as of August 18,
              2000, among Drive BOS LP, Drive Financial Services LP the
              Lenders party thereto, IPA Incorporated and Wells Fargo Bank
              Minnesota, NA (incorporated herein by reference to Exhibit
              10.46 of the Company's Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
  10.47   --  Subordinate Capital Loan Agreement, dated as of February 16,
              2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and
              IPA Incorporated (incorporated herein by reference to
              Exhibit 10.47 of the Company's Form 10-K dated April 13,
              2001, filed with the Commission on April 13, 2001).
  10.48   --  Amended and Restated Amendment #4 (Option and Option
              Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to Ex-
              hibit 99.1 of the Company's Form 8-K dated January 18, 2002, filed with the Commission on January 18, 2002).
 *21.1    --  Subsidiaries of the Registrant.
**23.1    --  Consent of KPMG LLP.
**23.2    --  Consent of KPMG LLP.
**23.3    --  Consent of KPMG LLP.


---------------


 * Previously filed.



** Filed herewith.