Form 10-Q
period 2002-09-30
FIRSTCITY FINANCIAL CORP
filed 2002-11-15
CIK 828678

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 033-19694

FirstCity Financial Corporation

(Exact name of Registrant as Specified in Its Charter)

Delaware	76-0243729
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6400 Imperial Drive, Waco, TX (Address of Principal Executive Offices)	76712 (Zip Code)

(254) 751-1750

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      The number of shares of common stock, par value $.01 per share, outstanding at November 14, 2002 was 8,376,500.

TABLE OF CONTENTS

COMBINED STATEMENTS OF OPERATIONS
COMBINED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
COMBINED STATEMENTS OF CASH FLOWS
SIGNATURES
CERTIFICATIONS

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Cash and cash equivalents	$8,260	$5,583
Portfolio Assets, net	10,492	14,218
Loans receivable from Acquisition Partnerships held for investment	21,080	19,765
Equity investments	52,543	54,655
Deferred tax benefit, net	20,101	20,101
Service fees receivable from affiliates	2,341	1,546
Other assets, net	8,026	6,368
Net assets of discontinued operations	9,793	16,657

Total Assets	$132,636	$138,893

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

Liabilities:
Notes payable to affiliates	$84,190	$83,957
Notes payable — other	2,280	7,252
Deferred gain from sale of interest in subsidiary	4,000	4,000
Minority interest	6,333	5,158
Other liabilities	3,545	2,548

Total Liabilities	100,348	102,915
Commitments and contingencies	—	—

Redeemable preferred stock:
Adjusting rate preferred stock, including accumulated dividends in arrears of $8,346 and $6,420, respectively (par value $.01; redemption value of $21 per share; 2,000,000 shares authorized; 1,222,901 shares issued and outstanding)	34,027	32,101

Shareholders’ equity (deficit):
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; issued and outstanding: 8,376,500 shares	84	84
Paid in capital	79,645	79,645
Accumulated deficit	(84,123)	(76,728)
Accumulated other comprehensive income	2,655	876

Total Shareholders’ Equity (Deficit)	(1,739)	3,877

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity (Deficit)	$132,636	$138,893

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Servicing fees from affiliates	$3,263	$2,177	$9,655	$7,846
Gain on resolution of Portfolio Assets	225	443	925	875
Equity in earnings (loss) of investments	1,277	(519)	6,691	11,967
Interest income from affiliates	962	1,258	3,063	2,838
Interest income — other	280	481	841	1,554
Gain on sale of interest in equity investment	—	182	1,779	3,316
Other income	534	267	1,710	1,097

Total revenues	6,541	4,289	24,664	29,493
Expenses:
Interest and fees on notes payable to affiliates	1,503	2,028	4,439	6,243
Interest and fees on notes payable — other	64	252	301	791
Salaries and benefits	3,545	2,464	9,705	7,456
Provision for loan and impairment losses	157	1,000	278	3,128
Occupancy, data processing, communication and other	2,219	2,500	6,589	8,249

Total expenses	7,488	8,244	21,312	25,867
Earnings (loss) from continuing operations before income taxes, minority interest and accounting change	(947)	(3,955)	3,352	3,626
Provision for income taxes	(28)	(27)	(35)	(19)

Earnings (loss) from continuing operations before minority interest and accounting change	(975)	(3,982)	3,317	3,607
Minority interest	(162)	377	(1,086)	(1,419)
Cumulative effect of accounting change	—	—	—	(304)

Earnings (loss) from continuing operations	(1,137)	(3,605)	2,231	1,884
Loss from discontinued operations	(5,700)	(2,000)	(7,700)	(3,000)

Net loss	(6,837)	(5,605)	(5,469)	(1,116)
Accumulated preferred dividends in arrears	(642)	(642)	(1,926)	(1,926)

Net loss to common shareholders	$(7,479)	$(6,247)	$(7,395)	$(3,042)

Basic and diluted loss per common share are as follows:
Earnings (loss) from continuing operations	$(0.21)	$(0.51)	$0.04	$0.03
Cumulative effect of accounting change	—	—	—	(0.03)
Discontinued operations	(0.68)	(0.24)	(0.92)	(0.36)
Net loss	$(0.89)	$(0.75)	$(0.88)	$(0.36)
Weighted average common shares outstanding	8,376	8,376	8,376	8,374

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS
(Dollars in thousands)
(Unaudited)

					Accumulated
					Other	Total
	Number of				Comprehensive	Shareholders’
	Common	Common	Paid in	Accumulated	Income	Equity
	Shares	Stock	Capital	Deficit	(Loss)	(Deficit)

Balances, December 31, 2000.	8,368,344	$84	$79,634	$(71,131)	$(109)	$8,478
Purchase of shares through employee stock purchase plan	8,156	—	11	—	—	11
Comprehensive loss:
Net loss for 2001	—	—	—	(3,029)	—	(3,029)
Foreign currency items	—	—	—	—	(218)	(218)
Unrealized net gain on securitization	—	—	—	—	1,203	1,203

Total comprehensive loss						(2,044)

Preferred dividends	—	—	—	(2,568)	—	(2,568)

Balances, December 31, 2001.	8,376,500	84	79,645	(76,728)	876	3,877
Comprehensive loss:
Net loss for the first nine months of 2002	—	—	—	(5,469)	—	(5,469)
Foreign currency items	—	—	—	—	897	897
Unrealized net gain on securitization	—	—	—	—	882	882

Total comprehensive loss						(3,690)

Preferred dividends	—	—	—	(1,926)	—	(1,926)

Balances, September 30, 2002	8,376,500	$84	$79,645	$(84,123)	$2,655	$(1,739)

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(5,469)	$(1,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	7,700	3,000
Proceeds from resolution of Portfolio Assets	2,998	7,289
Gain on resolution of Portfolio Assets	(925)	(875)
Purchase of Portfolio Assets and advances on loans receivable, net	(4,019)	(10,624)
Provision for loan and impairment losses	278	3,128
Equity in earnings of investments	(6,691)	(11,967)
Proceeds from performing Portfolio Assets and loans receivable, net	4,036	8,326
Depreciation and amortization	528	660
(Increase) decrease in other assets	(2,909)	252
Gain on sale of interest in equity investment	(1,779)	(3,316)
Gain on early extinguishment of debt	(691)	—
Increase in other liabilities	2,348	2,441

Net cash used in operating activities	(4,595)	(2,802)

Cash flows from investing activities:
Proceeds from sale of interest in equity investment	3,373	7,567
Property and equipment, net	(346)	(349)
Contributions to Acquisition Partnerships and Servicing
Entities	(10,216)	(8,325)
Distributions from Acquisition Partnerships and Servicing
Entities	19,510	7,688

Net cash provided by investing activities	12,321	6,581

Cash flows from financing activities:
Borrowings under notes payable to affiliates	18,355	170
Borrowings under notes payable — other	438	26,747
Payments of notes payable to affiliates	(18,287)	(5,917)
Payments of notes payable — other	(1,957)	(23,054)
Payment to repurchase debt at discount	(2,762)	—
Proceeds from issuance of common stock	—	11

Net cash used in financing activities	(4,213)	(2,043)

Net cash provided by continuing operations	3,513	1,736
Net cash used in discontinued operations	(836)	(1,014)

Net increase in cash and cash equivalents	$2,677	$722
Cash and cash equivalents, beginning of period	5,583	8,043

Cash and cash equivalents, end of period	$8,260	$8,765

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,160	$6,214
Income taxes	56	1
Non-cash financing activities:
Dividends accumulated and not paid on preferred stock	1,926	1,926

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Dollars in thousands, except per share data)

(1)     Basis of Presentation and Earnings (Loss) per Common Share

      The unaudited consolidated financial statements of FirstCity Financial Corporation (“FirstCity” or the “Company”) reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at September 30, 2002, the results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the cash flows for the nine-month periods ended September 30, 2002 and 2001.

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

      The effects of any common stock equivalents are antidilutive for the three months and nine months ended September 30, 2002 and 2001; therefore, diluted earnings (loss) per common share is reported the same as basic earnings (loss) per common share.

(2)     Liquidity and Capital Resources

Proposed Recapitalization

      On October 28, 2002 FirstCity commenced an exchange offer of its outstanding shares of New Preferred Stock, par value $0.01 per share (“New Preferred Stock”). The exchange offer will expire November 25, 2002, unless the offer is extended.

      FirstCity is offering to exchange each share of its New Preferred Stock for, at the holder’s election, either:

(1) $10.00 cash and 2 shares of FirstCity’s common stock, or

(2) $8.00 cash and 3 shares of FirstCity’s common stock.

      The exchange offer is conditioned on, among other things, the tender of at least 80% of the outstanding shares of New Preferred Stock. There are currently 1,222,901 shares of New Preferred Stock outstanding.

      The exchange offer is a part of a recapitalization of FirstCity, which includes:

•	the exchange offer,

•	a non-recourse loan in the amount of $16 million by BoS(USA), Inc. (“BoS(USA)”) to FirstCity, secured by (among other things) a 20% interest in Drive Financial Services LP which will provide the cash portion of the consideration for the exchange offer,

•	the use of the remainder of the cash proceeds from the $16 million loan by BoS(USA) to reduce FirstCity’s debt owed to Bank of Scotland and BoS(USA) (“the Senior Lenders”),

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	FirstCity’s payment of an arrangement fee to BoS(USA). The arrangement fee will be equal to 20% of all amounts more than $16 million that are paid to FirstCity from:

•	any sale or other disposition of FirstCity’s interest in Drive Financial Services LP (“Drive”), and

•	all dividends and other distributions paid by Drive or its general partner on FirstCity’s interest in Drive,

•	FirstCity’s purchase of the 20% interest in FirstCity’s indirect subsidiary, FirstCity Holdings Corporation, held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom are Senior Vice Presidents of FirstCity (the “FCHC Group”),

•	the refinancing of the remainder of FirstCity’s debt facilities with Bank of Scotland and BoS(USA), with a total commitment by Bank of Scotland and BoS(USA) of up to a maximum of $47 million to $49 million, consisting of (a) a cash flow note of up to a maximum of $35 million to $37 million and (b) a $12 million term note,

•	Bank of Scotland’s providing new financing to FirstCity, with a total commitment by Bank of Scotland of up to a maximum of $58 million to $60 million. The new financing will consist of (a) a $5 million revolving credit loan and (b) an acquisition term loan in a maximum amount of up to $53 million to $55 million. The total commitment by Bank of Scotland and BoS(USA) for the refinancing combined with the new financing will not exceed $77 million,

•	the release of FirstCity from its guaranty of $4 million of Drive’s indebtedness to BoS(USA), and

•	the cancellation of BoS(USA)’s existing option to acquire a warrant to purchase 1,975,000 shares of FirstCity’s non-voting common stock.

      The successful completion of the exchange offer is, or FirstCity believes will be, a condition to all of the items listed above.

      In addition to the 80% condition described above, the exchange offer is also subject to other conditions, including:

(1) the closing of the $16 million loan from BoS(USA) described above,

(2) the lack of any change or development involving a prospective change in or affecting FirstCity’s business or financial affairs that, in the reasonable judgment of FirstCity’s board of directors, would or might prohibit, restrict or delay consummation of the exchange offer or materially impair the contemplated benefits to FirstCity of the exchange offer.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On November 4, 2002, The Nasdaq Stock Market, Inc. (“Nasdaq”) notified the Company that its common stock had failed to meet the listing requirements for the Nasdaq National Market because the common stock had closed below the minimum bid price of $1.00 per share for thirty (30) consecutive trading days. Accordingly, Nasdaq provided the Company ninety (90) calendar days, or until February 2, 2003, to regain compliance. To regain compliance, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days.

      In addition, the Company does not currently meet Nasdaq’s $10 million stockholders’ equity requirement that took effect on November 1, 2002. Nasdaq has stated, in connection with the Company’s failure to meet the listing requirements in a prior quarter, that it believes that the recapitalization described above provides a definitive plan evidencing the Company’s ability to achieve and sustain compliance with the listing requirements. Nasdaq has not provided written notification that the Company’s securities will be delisted as of the date of this filing. Upon receipt of such a notification, the Company intends to appeal Nasdaq’s determination to Nasdaq’s Listing Qualifications Panel. A hearing on any appeal would be scheduled, to the extent practicable, within forty-five days of the date of the request for appeal, during which time the Company’s common stock will remain listed on the Nasdaq National Market. The Company currently expects that all recapitalization transactions will close before the expiration of any such appeal process, and the Company believes that, upon the consummation of the recapitalization, it will be in compliance with $10 million stockholders’ equity listing requirement.

      BoS(USA) has an option to acquire a warrant for 1,975,000 shares of the Company’s non-voting Common Stock; the option can be exercised after December 31, 2002 if the Company’s $12 million Term Loan B owed to BoS(USA) and Bank of Scotland remains outstanding, but not prior to that date. The strike price is $2.3125 per share. In the event that prior to December 31, 2002 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Company Stock will terminate. BoS(USA) and the Company have entered into several amendments to this option to acquire a warrant for 1,975,000 shares extending the exercise date from its initial exercise date of August 31, 2001. The most recent amendment extended the date from October 31, 2002 to December 31, 2002 to allow the Company additional time to pursue the proposed recapitalization described above. Under the terms of the proposed recapitalization, the option would be cancelled.

      BoS(USA) also has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. In the event that Term Loan B is terminated prior to December 31, 2002 through a transaction involving the issuance of warrants, BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock. BoS(USA) and the Company have also amended the warrant to extend the exercise date from its initial exercise date of August 31, 2001 to correspond to the extension of the initial exercise date of the option described in the preceding paragraph. The most recent amendment extended the date from October 31, 2002 to December 31, 2002, consistent with the amended exercise date of the option as discussed above.

      In the third quarter of 1999, dividends on the Company’s redeemable preferred stock (“New Preferred Stock”) were suspended. At September 30, 2002, accumulated dividends in arrears on New Preferred Stock totaled $8.3 million, or $6.825 per share. Since the Company failed to pay quarterly dividends for six consecutive quarters, the holders of New Preferred Stock are entitled to elect two directors to the Company’s Board until cumulative dividends have been paid in full. Dividends on outstanding shares of New Preferred Stock of FirstCity will be restricted until Term Loan B is paid in full. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on New Preferred Stock will be paid in the foreseeable future. The Company believes that the proposed recapitalization plan described above will, if completed, substantially reduce the number of

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding shares of New Preferred Stock and the corresponding accrued dividends on the New Preferred Stock, along with eliminating the option of BoS(USA) to acquire a warrant to purchase 1,975,000 shares.

      The Portfolio Asset acquisition and resolution group of FirstCity has a $35 million loan facility (increased from $30 million in August 2002) with CFSC Capital Corp. XXX, a subsidiary of Cargill. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates. At September 30, 2002, approximately $21 million was outstanding under this facility.

      On April 29, 2002, BoS(USA) provided a commitment to fund up to $5 million on a Term Loan E to the Company to allow the Company to purchase existing debt under a term credit facility at a purchase price not to exceed 85% of the unpaid principal balance. Term Loan E, secured by assets of the Company, provides for an interest rate of LIBOR plus 6% and matures on March 31, 2004. Through September 30, 2002, advances of $2.8 million have been made on this loan and used to purchase notes with aggregate balances of $3.5 million, resulting in a gain of $.7 million on early extinguishment of debt included in other income in the consolidated statements of operations. Bosque Asset Corp. (“Bosque”), a wholly owned subsidiary of FirstCity, issued the original notes pursuant to a Note Agreement dated June 6, 1997 in connection with its acquisition of approximately 1,500 loans. Bosque granted a security interest in the acquired loans to Banker’s Trust Company of California, N.A., as trustee for the noteholders. The notes issued by Bosque matured according to the original terms on June 5, 2002. FirstCity has not guaranteed payment or performance of Bosque under the notes or the Note Agreement. As of September 30, 2002, the aggregate principal balances of the notes held by FirstCity was $2.7 million. The notes acquired by FirstCity were purchased at eighty percent (80%) of the outstanding principal balance of the notes. As of September 30, 2002, the aggregate balance of the outstanding notes held by persons unrelated to FirstCity was $2.0 million. The current trustee under the Note Agreement has not taken any action related to the maturity of the notes. The remaining unfunded commitment provided by BoS(USA) was $1.7 million at September 30, 2002.

      The Company has a revolving line of credit facility with BoS(USA) used to fund corporate overhead expenses. On May 1, 2002, the maximum principal balance under this facility was increased from $10 million to $14 million. This facility, secured by assets of the Company, provides for an interest rate of LIBOR plus 2.50% and matures on December 31, 2003. At September 30, 2002, the outstanding balance on this facility was $13 million.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On July 30, 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material effect on its consolidated financial position or results of operations.

(4)     Discontinued Operations

      The Company recorded provision totaling $7.7 million in the first nine months of 2002 and $3.0 million in 2001 for additional losses from discontinued operations. The additional provisions in 2002 primarily relate to a reduction in the anticipated future cash flows from securitization trusts due to increased expected prepayments and losses. The net assets from discontinued operations consist of the following:

	September 30,	December 31,
	2002	2001

Estimated future gross cash receipts on residual interests in securitizations	$10,386	$18,775
Accrual for loss on operations and disposal of discontinued operations, net	(593)	(2,118)

Net assets of discontinued operations	$9,793	$16,657

      The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. Although the liquidation or run-off of these investment securities will last longer than one year, the Company is contractually obligated to service the securitized assets. The Company has considered the estimated future gross cash receipts for such investment securities in the computation of the loss from discontinued operations. The cash flows are collected over a period of time and are valued using prepayment assumptions of 31% to 32% for fixed rate loans and 25% to 32% for variable rate loans. Overall loss rates are estimated from 4.1% to 7.3% of collateral.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)     Portfolio Assets

      Portfolio Assets are summarized as follows:

	September 30,	December 31,
	2002	2001

Non-performing Portfolio Assets	$39,024	$45,123
Performing Portfolio Assets	8,056	10,227
Real estate Portfolios	1,511	1,766

Total Portfolio Assets	48,591	57,116
Adjusted purchase discount required to reflect Portfolio Assets at carrying value	(38,099)	(42,898)

Portfolio Assets, net	$10,492	$14,218

      Portfolio Assets are pledged to secure non-recourse notes payable.

(6)     Loans Receivable from Acquisition Partnerships Held for Investment

      Loans receivable from Acquisition Partnerships held for investment consist primarily of loans from certain partnerships located in Mexico and are summarized as follows:

	September 30,	December 31,
	2002	2001

Mexico	$19,717	$18,609
Domestic	1,363	1,156

	$21,080	$19,765

      There were no provisions recorded on these loans during the first nine months of 2002 and 2001. The loans receivable from the Mexican partnerships are secured by the assets/loans acquired by the Mexican partnerships with purchase money loans provided by the investors to the Mexican partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Condensed Combined Balance Sheets

	September 30,	December 31,
	2002	2001

Assets	$573,106	$654,883

Liabilities	$444,215	$498,361
Net equity	128,891	156,522

	$573,106	$654,883

Equity investment in Acquisition Partnerships	$39,514	$42,660
Equity investment in servicing entities	2,937	2,118

	$42,451	$44,778

Condensed Combined Summary of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Proceeds from resolution of Portfolio Assets	$46,473	$59,265	$221,106	$178,912
Gain on resolution of Portfolio Assets	16,849	24,082	69,532	79,369
Interest income on performing Portfolio Assets	2,699	6,054	11,961	18,746
Net earnings (loss)	(4,826)	220	(6,711)	11,730

Equity in earnings of Acquisition Partnerships	$912	$1,173	$6,494	$7,839
Equity in earnings of servicing entities	12	10	692	997

	$924	$1,183	$7,186	$8,836

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

	September 30,	December 31,
	2002	2001

Assets:
Domestic:
WAMCO Partnerships	$159,729	$259,617
Other	22,256	15,607
Mexico	256,330	305,324
France and Italy	134,791	74,335

	$573,106	$654,883

Equity:
Domestic:
WAMCO Partnerships	$72,993	$90,249
Other	8,834	3,207
Mexico	(35,883)	2,546
France and Italy	82,947	60,520

	$128,891	$156,522

Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$26,193	$30,806
Other	4,046	2,313
Mexico	(2,189)	292
France and Italy	11,464	9,249

	$39,514	$42,660

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Domestic:
WAMCO Partnerships	$5,687	$10,427	$37,069	$36,515
Other	1,931	14	4,338	1,474
Mexico	8,807	15,278	29,554	46,522
France and Italy	3,695	5,027	12,334	15,932

	$20,120	$30,746	$83,295	$100,443

Net earnings (loss):
Domestic:
WAMCO Partnerships	$2,210	$4,165	$23,936	$16,905
Other	1,149	(120)	2,527	906
Mexico	(10,464)	(7,247)	(40,875)	(16,775)
France and Italy	2,279	3,422	7,701	10,694

	$(4,826)	$220	$(6,711)	$11,730

Equity in earnings (loss) of Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$923	$1,205	$6,797	$6,092
Other	386	(31)	1,014	576
Mexico	(812)	(653)	(2,726)	(995)
France and Italy	415	652	1,409	2,166

	$912	$1,173	$6,494	$7,839

      The Company recorded a $.3 million addition to equity in the first nine months of 2002 as a result of unrealized gains on residual interests in securitization transactions held by one Acquisition Partnership. Also, the Company recorded $.9 million in foreign currency translation adjustments in the first nine months of 2002 relating to equity investments in foreign Acquisition Partnerships and servicing entities.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      FirstCity also has an investment in Drive that is accounted for under the equity method. The condensed consolidated financial position and results of operations of Drive are summarized below:

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2002	2001

Cash	$16,648	$7,303
Retail installment contracts, net	310,540	70,447
Residual interests in securitizations	68,568	77,407
Other assets	20,539	10,321

Total assets	$416,295	$165,478

Notes payable	$371,098	$126,665
Other liabilities	19,146	13,323

Total liabilities	390,244	139,988
Net equity	26,051	25,490

	$416,295	$165,478

Equity investment in Drive	$10,092	$9,877
Minority interest	(2,016)	(1,975)

Net investment in Drive	$8,076	$7,902

Condensed Consolidated Summary Of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest income	$35,694	$9,431	$64,253	$27,628
Gain on sale of loans	—	3,042	—	28,524
Service fees and other	2,850	3,718	9,701	6,157

Revenues	38,544	16,191	73,954	62,309

Interest expense	4,896	1,890	10,638	9,097
Salaries and benefits	9,832	8,351	30,279	23,203
Provision for loan and impairment losses	16,472	2,224	16,452	8,799
Other expenses	6,431	8,117	17,861	13,912

Expenses	37,631	20,582	75,230	55,011

Net income (loss)	$913	$(4,391)	$(1,276)	$7,298

Equity in earnings (loss) of Drive	$353	$(1,702)	$(495)	$3,131
Cumulative effect of accounting change	—	—	—	(304)
Minority interest	(71)	340	99	(565)

Net equity in earnings (loss) of Drive	$282	$(1,362)	$(396)	$2,262

      The Company recorded a $.6 million addition to equity in the first nine months of 2002 because of unrealized gains on residual interests in securitization transactions held by Drive.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)     Segment Reporting

      The Company is engaged in two reportable segments: (i) Portfolio Asset acquisition and resolution; and (ii) consumer lending. These segments have been segregated based on products and services offered. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries. The consumer lending business is conducted through the Company’s equity investment in Drive. Drive is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers. The following is a summary of results of operations for each of the segments and reconciliation to earnings (loss) from continuing operations for the three months and nine months ended September 30, 2002 and 2001.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$3,263	$2,177	$9,655	$7,846
Gain on resolution of Portfolio Assets	225	443	925	875
Equity in earnings of investments	924	1,183	7,186	8,836
Interest income	1,240	1,733	3,899	4,357
Gain on sale of interest in equity investments	—	182	1,779	3,316
Other	491	267	1,588	1,095

Total	6,143	5,985	25,032	26,325
Expenses:
Interest and fees on notes payable	628	1,178	2,132	3,289
Salaries and benefits	2,871	1,775	7,548	5,309
Provision for loan and impairment losses	157	1,000	278	3,128
Occupancy, data processing and other	1,672	1,852	5,939	7,351

Total	5,328	5,805	15,897	19,077

Operating contribution before direct taxes	$815	$180	$9,135	$7,248

Operating contribution , net of direct taxes	$787	$153	$9,100	$7,230

Consumer Lending:
Revenues:
Equity in earnings (loss) of investment	$353	$(1,702)	$(495)	$3,131
Interest income	—	1	—	7

Total	353	(1,701)	(495)	3,138

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Expenses:
Occupancy, data processing and other (net of minority interest)	73	(334)	(89)	910

Total	73	(334)	(89)	910

Operating contribution (loss) before direct taxes	$280	$(1,367)	$(406)	$2,228

Operating contribution (loss), net of direct taxes	$280	$(1,367)	$(406)	$2,228

Total operating contribution (loss), net of direct taxes	$1,067	$(1,214)	$8,694	$9,458
Corporate Overhead:
Corporate interest expense	939	1,102	2,608	3,745
Salaries and benefits, occupancy, professional and other income and expenses, net	1,265	1,289	3,855	3,829

Earnings (loss) from continuing operations	$(1,137)	$(3,605)	$2,231	$1,884

      All of the revenues from the consumer lending segment are attributable to domestic operations. Revenues from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Domestic	$3,361	$3,232	$15,322	$15,969
Mexico	2,379	2,047	5,746	7,040
France and Italy	401	706	3,957	3,296
Other foreign	2	—	7	20

Total	$6,143	$5,985	$25,032	$26,325

      Total assets for each of the segments and a reconciliation to total assets is as follows:

	September 30,	December 31,
	2002	2001

Portfolio acquisition and resolution assets
Domestic	$42,142	$48,202
Mexico	19,093	19,766
France and Italy	14,401	11,367
Consumer assets	10,168	10,205
Deferred tax benefit, net	20,101	20,101
Cash	8,260	5,583
Other assets, net	8,678	7,012
Net assets of discontinued operations	9,793	16,657

Total assets	$132,636	$138,893

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(10)     Commitments and Contingencies

      On October 14, 1999, Harbor Financial Group, Inc. (“Harbor Parent”), Harbor Financial Mortgage Corporation (“Harbor”) and four subsidiaries of Harbor filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On December 14, 1999, the bankruptcy proceedings were converted to liquidation proceedings under Chapter 7 of the United States Bankruptcy Code. John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings (the “Trustee”), initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Harbor alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers, and improper transfer of funds from the Harbor related entities to FirstCity. The claims also included fraudulent and preferential transfer of assets of the Harbor entities, fraud and conspiracy. The Trustee, FirstCity, the other defendants and the insurers providing Director’s and Officer’s Insurance coverage for FirstCity and its subsidiaries (the “Insurers”) have executed a settlement agreement setting forth the terms of the compromise of the claims brought in the adversary proceedings, which has been approved by the Bankruptcy Court. Under the terms of the settlement agreement, the Trustee released the defendants, their affiliates and subsidiaries from any and all claims which were brought or could have been brought by the Trustee against any of the defendants, any past and present officers and directors of FirstCity or any affiliates or subsidiaries of FirstCity in consideration of (i) the payment of the sum of $3,575,000 by the Insurers to the Trustee, (ii) a payment by FirstCity to the Trustee in the sum of $225,000, and (iii) the release of any and all claims of FirstCity and its affiliates and subsidiaries and of the individual defendants in the bankruptcy proceedings against the Trustee, including administrative and expense claims, with the exception of a portion of the administrative claim of FirstCity as noted below. FirstCity’s administrative claim in the Bankruptcy Case was allowed in the amount of $300,000, which claim FirstCity was assigned to the Insurers and paid by the Trustee directly to the Insurers.

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

      The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At September 30, 2002, advances of $2.4 million had been made under the obligation.

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

      The Company also provided a guaranty limited to a maximum of up to $4 million of a $60 million loan ($18 million outstanding as of September 30, 2002) to Drive by BoS(USA). The Company, Consumer Corp. and Funding L.P. secured the guaranty with security interests in their respective ownership interest in Consumer Corp., Funding L.P. and Drive. To date, no payments have been made by the Company pursuant to this guaranty.

WAMCO PARTNERSHIPS

Combined Financial Statements

September 30, 2002
(Unaudited)

WAMCO PARTNERSHIPS

COMBINED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Dollars in thousands)
	(Unaudited)
ASSETS
Cash	$7,969	$13,397
Portfolio Assets, net	123,082	218,731
Investments in partnerships	2,302	2,302
Investments in trust certificates	7,901	8,223
Deferred profit sharing	17,549	15,506
Other assets, net	926	1,458

	$159,729	$259,617

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable (including $20,748 and $101,178 to affiliates in 2002 and 2001, respectively)	57,841	140,411
Deferred compensation	21,526	20,552
Other liabilities (including $532 and $558 to affiliates in 2002 and 2001, respectively)	2,956	3,800

Total liabilities	82,323	164,763
Commitments and contingencies	—	—
Preferred equity	4,413	4,605
Partners’ capital	72,993	90,249

	$159,729	$259,617

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands)
	(Unaudited)
Proceeds from resolution of Portfolio Assets	$12,382	$15,042	$117,983	$50,820
Cost of Portfolio Assets resolved	9,084	10,033	91,843	30,550

Gain on resolution of Portfolio Assets	3,298	5,009	26,140	20,270
Interest income on performing Portfolio Assets	1,926	4,914	9,515	14,837
Interest and fees on notes payable — affiliates	(675)	(2,141)	(3,296)	(9,684)
Interest and fees on notes payable — other	(757)	(856)	(2,512)	(1,097)
Provision for loan losses	(108)	(219)	(207)	(370)
Servicing fees — affiliate	(665)	(779)	(3,191)	(2,439)
General, administrative and operating expenses	(1,272)	(2,267)	(3,927	(6,020)
Other income, net	463	504	1,414	1,408

Net earnings	$2,210	$4,165	$23,936	$16,905

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

			Class B
	Class A Equity		Equity

	General	Limited	Limited	General	Limited
	Partners	Partners	Partners	Partners	Partners	Total

	(Dollars in thousands)
	(Unaudited)
Balance at December 31, 2000	$117	$5,715	$1,147	$870	$53,755	$61,604
Contributions	—	—	—	265	26,265	26,530
Distributions	(26)	(1,271)	(145)	(311)	(18,194)	(19,947)
Comprehensive income:
Net earnings	26	1,291	106	253	19,452	21,128
Unrealized net gain on Securitizations	14	667	—	5	248	934

Total comprehensive income	40	1,958	106	258	19,700	22,062

Balance at December 31, 2001	131	6,402	1,108	1,082	81,526	90,249
Contributions	—	—	—	82	8,116	8,198
Distributions	(40)	(1,931)	(123)	(543)	(47,379)	(50,016)
Comprehensive income:
Net earnings	21	1,007	49	263	22,596	23,936
Unrealized net gain on securitization	9	443	6	3	165	626

Total comprehensive income	30	1,450	55	266	22,761	24,562

Balance at September 30, 2002	$121	$5,921	$1,040	$887	$65,024	$72,993

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2002	2001

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net earnings	$23,936	$16,905
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees	414	686
Amortization of deferred profit sharing	661	1,153
Provision for loan losses	207	370
Gain on resolution of Portfolio Assets	(26,140)	(20,270)
Purchase of Portfolio Assets	(12,639)	(95,599)
Capitalized costs on Portfolio Assets	(3,662)	(544)
Capitalized interest on Portfolio Assets	(654)	(1,011)
Capitalized interest on trust certificates	(145)	(340)
Proceeds from Repurchase of Portfolio Assets	—	1,594
Proceeds from resolution of Portfolio Assets	117,983	50,820
Principal payments on Performing Portfolio Assets	20,554	24,815
Increase in deferred profit sharing	(2,704)	(295)
Increase in other assets	(75)	(568)
Increase in deferred compensation	2,704	295
Deferred compensation paid	(1,730)	(2,365)
Increase (decrease) in other liabilities	(849)	2,107

Net cash provided by (used in) operating activities	117,861	(22,247)
Cash flows from investing activities:
Contribution to subsidiaries	—	(25)
Principal payments on trust certificates	1,291	77

Net cash provided by investing activities	1,291	52
Cash flows from financing activities:
Borrowing of debt-affiliates	24,564	76,621
Borrowing of debt	28,500	45,900
Repayment of debt-affiliates	(104,994)	(97,151)
Repayment of debt	(30,640)	(3,946)
Change in preferred equity	(192)	957
Capital contributions	8,198	20,856
Capital distributions	(50,016)	(12,918)

Net cash provided by (used in) financing activities	(124,580)	30,319

Net increase (decrease) in cash	(5,428)	8,124
Cash at beginning of period	13,397	6,083

Cash at end of period	$7,969	$14,207

      Supplemental disclosure of cash flow information:

      Cash paid for interest was approximately $5,460 and $9,419 for the nine months ended September 30, 2002 and 2001, respectively.

      Unrealized net gain on trust certificates recorded in partners’ capital was $829 and zero for the nine months ended September 30, 2002 and 2001, respectively.

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS

September 30, 2002
(Dollars in thousands)
(Unaudited)

(1)     Basis of Presentation

      The unaudited combined financial statements of the WAMCO Partnerships reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the combined financial position at September 30, 2002, the results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and the cash flows for the nine-month periods ended September 30, 2002 and 2001.

(2)     Organization and Partnership Agreements

      The combined financial statements represent domestic Texas limited partnerships and limited liability companies (“Acquisition Partnerships” or “Partnerships”) and include the accounts of WAMCO III, Ltd. (“WAMCO III”); WAMCO IX, Ltd. (“WAMCO IX”); WAMCO XXIV, Ltd. (“WAMCO XXIV”); WAMCO XXV, Ltd. (“WAMCO XXV”); WAMCO XXVI Ltd.; WAMCO XXVII Ltd. (“WAMCO XXVII”); WAMCO XXVIII Ltd. (“WAMCO XXVIII”); WAMCO XXIX, Ltd. (“WAMCO XXIX”); WAMCO XXX, Ltd.; Calibat Fund, LLC; First B Realty, Ltd.; First Paradee, Ltd.; FirstStreet Investments LLC (“FirstStreet”); FC Properties, Ltd. (“FC Properties”); and Community Development Investment, LLC. FirstCity Financial Corporation or its subsidiaries, FirstCity Commercial Corporation and FirstCity Holdings Corporation (together “FirstCity”), share limited partnership interests and participate as general partners in common with Cargill Financial Services, Inc. in all of the Partnerships. FC Properties, WAMCO XXIV, WAMCO XXV and WAMCO XXVIII are considered significant subsidiaries of FirstCity.

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

      The partnership agreement for WAMCO III provides for Class A and Class B Equity partners. The Class A Equity partners are WAMCO III of Texas, Inc., FirstCity Commercial Corporation and CFSC Capital Corp. II, and the Class B Equity partner is CFSC Capital Corp. II. The Class B Equity limited partner is allocated 20 percent net income or loss, excluding equity earnings in FirstStreet, recognized by the partnership prior to allocation of net income or loss to the Class A Equity partners. Net earnings in FirstStreet are allocated to the Class A Equity partners in proportion to their respective ownership percentages. Net income or loss is credited or charged to the Class A Equity partners’ capital accounts in proportion to their respective capital account balances after the 20% allocation to the Class B Equity limited partner. Distributions are allocated using the same methodology as net income or loss. The Class B Equity limited partner is not required to make capital contributions.

      During June 2001, First Paradee, Ltd. was merged with and into WAMCO XXV with WAMCO XXV being the surviving entity. Also during June 2001, WAMCO IX sold, at cost, its remaining Portfolio Assets that had projected estimated remaining collections to WAMCO XXV.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(3)     Combining Financial Statements

      FC Properties, WAMCO XXIV, WAMCO XXV and WAMCO XXVIII are considered significant subsidiaries of FirstCity. The following tables summarize the combining balance sheets and changes in partners’ capital of the WAMCO Partnerships as of September 30, 2002 and December 31, 2001, the related combining statements of operations for the three and nine months ended September 30, 2002 and 2001, and combining cash flows for the nine months ended September 30, 2002 and 2001.

Combining Balance Sheets

September 30, 2002

	FC	WAMCO	WAMCO	WAMCO	Other
	Properties	XXIV	XXV	XXVIII	Partnerships	Eliminations	Combined

	(Dollars in thousands)
	(Unaudited)
ASSETS
Cash	$909	$600	$1,903	$1,519	$3,038	$—	$7,969
Portfolio Assets, net	15,232	21,864	25,631	36,087	24,268	—	123,082
Investments in partnerships	—	—	—	—	2,302	—	2,302
Investments in trust certificates	—	—	—	—	7,901	—	7,901
Notes receivable from affiliates	—	—	913	—	—	(913)	—
Deferred profit sharing	17,549	—	—	—	—	—	17,549
Other assets, net	13	177	198	401	141	(4)	926

	$33,703	$22,641	$28,645	$38,007	$37,650	$(917)	$159,729

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable	$—	$10,949	$15,973	$21,120	$10,712	$(913)	$57,841
Deferred compensation	21,526	—	—	—	—	—	21,526
Other liabilities	383	88	978	1,339	172	(4)	2,956

Total liabilities	21,909	11,037	16,951	22,459	10,884	(917)	82,323
Commitments and contingencies	—	—	—	—	—	—	—
Preferred equity	—	4,413	—	—	—	—	4,413
Partners’ capital	11,794	7,191	11,694	15,548	26,766	—	72,993

	$33,703	$22,641	$28,645	$38,007	$37,650	$(917)	$159,729

Notes payable owed to affiliates included in above balances	$—	$10,949	$—	$—	$10,712	$(913)	$20,748
Other liabilities owed to affiliates included in above balances	2	20	370	60	84	(4)	532

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Combining Balance Sheets

December 31, 2001

	FC	WAMCO	WAMCO	WAMCO	Other
	Properties	XXIV	XXV	XXVIII	Partnerships	Eliminations	Combined

	(Dollars in thousands)
ASSETS
Cash	$1,942	$1,108	$1,928	$3,510	$4,909	$—	$13,397
Portfolio Assets, net	15,566	27,625	30,023	70,283	75,234	—	218,731
Investments in partnerships	—	—	—	—	2,302	—	2,302
Investments in trust certificates	—	—	—	—	8,223	—	8,223
Notes receivable from affiliates	—	—	1,752	—	—	(1,752)	—
Deferred profit sharing	15,506	—	—	—	—	—	15,506
Other assets, net	5	241	378	143	1,316	(625)	1,458

	$33,019	$28,974	$34,081	$73,936	$91,984	$(2,377)	$259,617

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable	$—	$16,081	$20,571	$47,964	$57,547	$(1,752)	$140,411
Deferred compensation	20,552		—	—	—	—	20,552
Other liabilities	443	130	1,396	1,162	1,294	(625)	3,800

Total liabilities	20,995	16,211	21,967	49,126	58,841	(2,377)	164,763
Commitments and contingencies	—	—	—	—	—	—	—
Preferred equity	—	4,605	—	—	—	—	4,605
Partners’ capital	12,024	8,158	12,114	24,810	33,143	—	90,249

	$33,019	$28,974	$34,081	$73,936	$91,984	$(2,377)	$259,617

Notes payable owed to affiliates included in above balances	$—	$14,539	$—	$47,964	$40,427	$(1,752)	$101,178
Other liabilities owed to affiliates included in above balances	1	40	948	95	99	(625)	558

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Combining Statements of Operations

Three Months Ended September 30, 2002

	FC	WAMCO	WAMCO	WAMCO	Other
	Properties	XXIV	XXV	XXVIII	Partnerships	Eliminations	Combined

	(Dollars in thousands)

	(Unaudited)
Proceeds from resolution of Portfolio Assets	$99	$1,347	$364	$6,818	$3,754	$—	$12,382
Cost of Portfolio Assets resolved	9	1,266	250	4,990	2,569	—	9,084

Gain on resolution of Portfolio Assets	90	81	114	1,828	1,185	—	3,298
Interest income on performing Portfolio Assets	—	591	381	611	358	(15)	1,926
Interest and fees on notes payable — affiliates	—	(350)	—	—	(340)	15	(675)
Interest and fees on notes payable — other	(9)	—	(232)	(516)	—	—	(757)
Provision for loan losses	—	—	(94)	—	(14)	—	(108)
Service fees — affiliate	(3)	(96)	(44)	(312)	(210)	—	(665)
General, administrative and operating expenses	(413)	(14)	(64)	(602)	(179)	—	(1,272)
Other income, net	6	1	3	7	446	—	463

Net earnings (loss)	$(329)	$213	$64	$1,016	$1,246	$—	$2,210

Combining Statements of Operations

Three Months Ended September 30, 2001

	FC	WAMCO	WAMCO	WAMCO	Other
	Properties	XXIV	XXV	XXVIII	Partnerships	Eliminations	Combined

	(Dollars in thousands)

	(Unaudited)
Proceeds from resolution of Portfolio Assets	$1,624	$1,060	$2,803	$6,707	$2,848	$—	$15,042
Cost of Portfolio Assets resolved	289	993	2,128	4,569	2,054	—	10,033

Gain on resolution of Portfolio Assets	1,335	67	675	2,138	794	—	5,009
Interest income on performing Portfolio Assets	—	964	572	813	2,565		4,914
Interest income on Notes from Affiliates	—	—	34	—	—	(34)	—
Interest and fees on notes payable — other affiliates	—	(480)	(73)	(765)	(857)	34	(2,141)
Interest and fees on notes payable — other	—	(30)	(387)	(124)	(315)	—	(856)
Provision for loan losses	—	—	—	—	(219)	—	(219)
Service fees — affiliate	(49)	(95)	(88)	(280)	(267)	—	(779)
General, administrative and operating expenses	(241)	(21)	(138)	(821)	(1,046)	—	(2,267)
Other income, net	7	6	13	19	459	—	504

Net earnings	$1,052	$411	$608	$980	$1,114	$—	$4,165

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

COMBINING STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2002

	FC	WAMCO	WAMCO	WAMCO	Other
	Properties	XXIV	XXV	XXVIII	Partnerships	Eliminations	Combined

	(Dollars in thousands)

	(Unaudited)
Proceeds from resolution of Portfolio Assets	$5,819	$2,907	$1,611	$43,141	$64,505	$—	$117,983
Cost of Portfolio Assets resolved	1,698	2,751	1,112	31,026	55,256	—	91,843

Gain on resolution of Portfolio Assets	4,121	156	499	12,115	9,249	—	26,140
Interest income on performing Portfolio Assets	—	1,900	1,442	2,304	3,923	(54)	9,515
Interest and fees on notes payable — affiliates	—	(1,103)	—	(1,044)	(1,203)	54	(3,296)
Interest and fees on notes payable — other	(9)	(30)	(737)	(912)	(824)	—	(2,512)
Provision for loan losses	(17)	—	(94)	—	(96)	—	(207)
Service fees — affiliate	(175)	(282)	(150)	(1,385)	(1,199)	—	(3,191)
General, administrative and operating expenses	(1,571)	(45)	(300)	(1,270)	(741)	—	(3,927)
Other income, net	16	7	9	29	1,353	—	1,414

Net earnings	$2,365	$603	$669	$9,837	$10,462	$—	$23,936

Combining Statements of Operations

Nine Months Ended September 30, 2001

	FC	WAMCO	WAMCO	WAMCO	Other
	Properties	XXIV	XXV	XXVIII	Partnerships	Eliminations	Combined

	(Dollars in thousands)

	(Unaudited)
Proceeds from resolution of Portfolio Assets	$9,440	$4,308	$7,957	$19,805	$10,516	$(1,206)	$50,820
Cost of Portfolio Assets resolved	2,102	3,257	5,931	14,003	6,463	(1,206)	30,550

Gain on resolution of Portfolio Assets	7,338	1,051	2,026	5,802	4,053	—	20,270
Interest income on performing Portfolio Assets	—	3,312	2,391	2,089	7,045	—	14,837
Interest income on Notes from Affiliates	—	—	150	—	—	(150)	—
Interest and fees on notes payable — affiliates	(159)	(1,642)	(1,584)	(2,471)	(3,978)	150	(9,684)
Interest and fees on notes payable — other	—	(99)	(387)	(207)	(404)	—	(1,097)
Provision for loan losses	—	—	—	—	(370)	—	(370)
Service fees — affiliate	(283)	(363)	(213)	(732)	(848)	—	(2,439)
General, administrative and operating expenses	(2,034)	(60)	(382)	(1,375)	(2,169)	—	(6,020)
Other income, net	24	29	49	53	1,253	—	1,408

Net earnings	$4,886	$2,228	$2,050	$3,159	$4,582	$—	$16,905

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Combining Statements of Changes in Partners’ Capital

	FC	WAMCO	WAMCO	WAMCO	Other
	Properties	XXIV	XXV	XXVIII	Partnerships	Eliminations	Combined

	(Dollars in thousands)
	(Unaudited)
Balance at December 31, 2000.	$8,846	$9,847	$12,476	$4,216	$26,219	$—	$61,604
Contributions	—	—	—	18,890	7,640	—	26,530
Distributions	(1,093)	(4,201)	(2,232)	(4,132)	(8,289)	—	(19,947)
Comprehensive income:
Net earnings	4,271	2,512	1,870	5,836	6,639	—	21,128
Unrealized net gain on securitization	—	—	—	—	934	—	934

Total comprehensive income	4,271	2,512	1,870	5,836	7,573	—	22,062

Balance at December 31, 2001.	12,024	8,158	12,114	24,810	33,143	—	90,249
Contributions	—	—	—	—	8,198	—	8,198
Distributions	(2,595)	(1,570)	(1,089)	(19,099)	(25,663)	—	(50,016)
Comprehensive income:
Net earnings	2,365	603	669	9,837	10,462	—	23,936
Unrealized net gain on securitization	—	—	—	—	626	—	626

Total comprehensive income	2,365	603	669	9,837	11,088	—	24,562

Balance at September 30,
2002.	$11,794	$7,191	$11,694	$15,548	$26,766	$—	$72,993

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Combining Statements of Cash Flows

Nine Months Ended September 30, 2002

	FC	WAMCO	WAMCO	WAMCO	Other
	Properties	XXIV	XXV	XXVIII	Partnerships	Eliminations	Combined

	(Dollars in thousands)

	(Unaudited)
Cash flows from operating activities:
Net earnings	$2,365	$603	$669	$9,837	$10,462	$—	$23,936
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of loan origination and commitment fees	—	17	137	44	216	—	414
Amortization of deferred profit sharing	661	—	—	—	—	—	661
Provision for loan losses	17	—	94	—	96	—	207
Gain on resolution of Portfolio Assets	(4,121)	(156)	(499)	(12,115)	(9,249)	—	(26,140)
Purchase of Portfolio Assets	—	—	—	—	(12,639)	—	(12,639)
Capitalized costs on Portfolio Assets	(1,381)	—	5	(2,134)	(152)	—	(3,662)
Capitalized interest on Portfolio Assets	—	(351)	(176)	(92)	(35)	—	(654)
Capitalized interest on Trust Certificates	—	—	—	—	(145)	—	(145)
Proceeds from resolution of Portfolio Assets	5,819	2,907	1,611	43,141	64,505		117,983
Principal payments on Performing Portfolio Assets	—	3,361	3,357	5,396	8,440	—	20,554
Increase in deferred profit sharing	(2,704)	—	—	—	—	—	(2,704)
(Increase) decrease in other assets	(7)	47	266	(304)	762	(839)	(75)
Increase in deferred compensation	2,704	—	—	—	—	—	2,704
Deferred compensation paid	(1,730)	—	—	—	—	—	(1,730)
Increase (decrease) in other liabilities	(61)	(42)	198	179	(1,123)	—	(849)

Net cash provided by operating Activities	1,562	6,386	5,662	43,952	61,138	(839)	117,861
Cash flows from investing activities:
Principal payments on trust certificates	—	—	—	—	1,291	—	1,291

Net cash provided by investing activities	—	—	—	—	1,291	—	1,291
Cash flows from financing activities:
Borrowing of debt — affiliates	—	—	—	—	24,612	(48)	24,564
Borrowing of debt	—	—	—	28,500	—	—	28,500
Repayment of debt — affiliates	—	(3,590)	—	(47,964)	(54,327)	887	(104,994)
Repayment of debt	—	(1,542)	(4,598)	(7,380)	(17,120)	—	(30,640)
Change in preferred equity	—	(192)	—	—	—	—	(192)
Capital contributions	—	—	—	—	8,198	—	8,198
Capital distributions	(2,595)	(1,570)	(1,089)	(19,099)	(25,663)	—	(50,016)

Net cash used in financing activities	(2,595)	(6,894)	(5,687)	(45,943)	(64,300)	839	(124,580)

Net decrease in cash	(1,033)	(508)	(25)	(1,991)	(1,871)	—	(5,428)
Cash at beginning of period	1,942	1,108	1,928	3,510	4,909	—	13,397

Cash at end of period	$909	$600	$1,903	$1,519	$3,038	$—	$7,969

Supplemental disclosure of cash flow information (note 7):
Approximate cash paid for interest	$—	$899	$617	$1,997	$2,006	$(59)	$5,460

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Combining Statements of Cash Flows

Nine Months Ended September 30, 2001

	FC	WAMCO	WAMCO	WAMCO	Other
	Properties	XXIV	XXV	XXVIII	Partnerships	Eliminations	Combined

	(Dollars in thousands)

	(Unaudited)
Cash flows from operating activities:
Net earnings	$4,886	$2,228	$2,050	$3,159	$4,582	$—	$16,905
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees	74	20	391	—	201	—	686
Amortization of deferred profit sharing	1,153	—	—	—	—	—	1,153
Provision for loan losses		—	—	—	370	—	370
Gain on resolution of Portfolio Assets	(7,338)	(1,051)	(2,026)	(5,802)	(4,053)	—	(20,270)
Purchase of Portfolio Assets	—	—	(1,206)	(60,403)	(35,196)	1,206	(95,599)
Capitalized costs on Portfolio Assets	(425)	(4)	—	—	(115)	—	(544)
Capitalized interest on Portfolio Assets	—	(427)	(478)	(7)	(99)	—	(1,011)
Capitalized interest on Trust Certificates	—	—	—	—	(340)	—	(340)
Proceeds from Repurchase of Portfolio Assets	—	—	—	—	1,594	—	1,594
Proceeds from resolution of Portfolio Assets	9,440	4,308	7,957	19,805	10,516	(1,206)	50,820
Principal payments on Performing Portfolio Assets	—	2,271	1,522	3,836	17,186	—	24,815
Increase in deferred profit sharing	(295)	—	—	—	—	—	(295)
(Increase) decrease in other assets	82	194	972	(191)	(609)	(1,016)	(568)
Increase in deferred compensation	295	—	—	—	—	—	295
Deferred compensation paid	(2,365)	—	—	—	—	—	(2,365)
Increase (decrease) in other liabilities	(571)	(528)	198	1,562	1,446	—	2,107

Net cash provided by (used in) operating activities	4,936	7,011	9,380	(38,041)	(4,517)	(1,016)	(22,247)
Cash flows from investing activities:
Contribution to subsidiaries	—	—	—	—	(25)	—	(25)
Principal payments on trust certificates	—	—	—	—	77	—	77

Net cash provided by investing activities	—	—	—	—	52	—	52
Cash flows from financing activities:
Borrowing of debt — affiliates	41	—	221	47,237	29,210	(88)	76,621
Borrowing of debt	—	—	25,800	—	20,100	—	45,900
Repayment of debt — affiliates	(3,165)	(3,952)	(29,620)	(17,794)	(43,724)	1,104	(97,151)
Repayment of debt	—	(526)	(2,605)	—	(815)	—	(3,946)
Change in preferred equity	—	957	—	—	—	—	957
Capital contributions	—	—	—	13,240	7,616	—	20,856
Capital distributions	(1,093)	(3,006)	(1,656)	(1,425)	(5,738)	—	(12,918)

Net cash provided by (used in) financing activities	(4,217)	(6,527)	(7,860)	41,258	6,649	1,016	30,319

Net increase in cash	719	484	1,520	3,217	2,184	—	8,124
Cash at beginning of period	1,270	608	574	873	2,758	—	6,083

Cash at end of period	$1,989	$1,092	$2,094	$4,090	$4,942	$—	$14,207

Supplemental disclosure of cash flow information (note 7):
Approximate cash paid for interest	$107	$1,318	$1,698	$2,359	$4,092	$(155)	$9,419

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(3)     Portfolio Assets

      Portfolio Assets are summarized as follows:

	September 30, 2002

	FC	WAMCO	WAMCO	WAMCO	Other
	Properties	XXIV	XXV	XXVIII	Partnerships	Combined

Non-performing Portfolio Assets	$—	$—	$12,502	$68,239	$62,359	$143,100
Performing Portfolio Assets	—	30,527	23,176	21,139	8,492	83,334
Real estate Portfolios	15,232	—	—	—	1,129	16,361

Total Portfolio Assets	15,232	30,527	35,678	89,378	71,980	242,795
Discount required to reflect Portfolio Assets at carrying value	—	(8,663)	(10,047)	(53,291)	(47,712)	(119,713)

Portfolio Assets, net	$15,232	$21,864	$25,631	$36,087	$24,268	$123,082

	December 31, 2001

	FC	WAMCO	WAMCO	WAMCO	Other
	Properties	XXIV	XXV	XXVIII	Partnerships	Combined

Non-performing Portfolio Assets	$—	$—	$13,604	$104,735	$48,944	$167,283
Performing Portfolio Assets	—	38,337	27,283	39,762	82,687	188,069
Real estate Portfolios	15,566	—	—	—	1,526	17,092

Total Portfolio Assets	15,566	38,337	40,887	144,497	133,157	372,444
Discount required to reflect Portfolio Assets at carrying value	—	(10,712)	(10,864)	(74,214)	(57,923)	(153,713)

Portfolio Assets, net	$15,566	$27,625	$30,023	$70,283	$75,234	$218,731

      Portfolio Assets are pledged to secure non-recourse notes payable. During the second quarter of 2002, three Partnerships (WAMCO XXVII, WAMCO XXVIII and WAMCO XXIX) completed a bulk loan sale of performing and non-performing Portfolio Assets with a carrying value of $59,149. Total proceeds on the sale were $71,128 generating a gain on resolution of Portfolio Assets of $11,979.

(4)     Interest Related to Residual Interest in Trust Certificates

      Residual certificates held by the Partnerships to which the Partnerships receives all the economic benefits and risks consist of retained interests in the amount of $7,901 and $8,223 at September 30, 2002 and December 31, 2001, respectively. The Partnerships recognized interest income on these certificates utilizing a yield of 20.89% and 20.02% for the nine months ended September 30, 2002 and 2001, respectively.

(5)     Deferred Profit Sharing and Deferred Compensation

      In connection with the formation of FC Properties, an agreement was entered into which provided for potential payments to the project manager based on a percentage of total estimated sales. An equal amount of deferred profit participation and deferred compensation is recorded based on such estimates with the deferred profit participation being amortized into expense in proportion to actual sales realized. No profit participation was paid until the limited partners recognized a 20% return on their investment. This return threshold was met in 2001. At September 30, 2002 and December 31, 2001, the estimated liability for this profit participation was $21,526 and $20,552, respectively, and was included in deferred compensation in the accompanying combined

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

balance sheets. Additionally, amortization of $661 and $1,153 was recognized during the nine months ended September 30, 2002 and 2001, respectively, and has been included in general, administrative and operating expenses in the accompanying combined statements of operations.

(6)     Transactions with Affiliates

      Under the terms of the various servicing agreements between the Partnerships and FirstCity, FirstCity receives a servicing fee based on proceeds from resolution of the Portfolio Assets for processing transactions on the Portfolio Assets and for conducting settlement, collection and other resolution activities. Included in the accompanying combined statements of operations is $3,191 and $2,439 in servicing fees incurred by the Partnerships during the nine months ended September 30, 2002 and 2001, respectively.

      In March 2001, FirstCity sold 35% of its equity interest in FC Properties, Ltd. to CFSC Capital Corp. II. FirstCity recognized a gain of $3,134 on this sale.

      During 2001, WAMCO IX sold its portfolio assets that had projected estimated remaining collections to WAMCO XXV. The assets were sold for their historical cost book value of $1,206. The sale resulted in no gain or goodwill being recorded. This transaction was eliminated in the combining statements of operations for 2001.

(7)     Preferred Equity

      In 1999, CFSC Capital Corp. XXX contributed $3,556 as preferred equity in Community Development Investment, LLC. The preferred equity agreement requires interest to be paid at a rate equal to the London Interbank Offering Rate (1.82% at September 30, 2002) plus 5%. Interest in the amount of $17 and $18 has been accrued at September 30, 2002 and December 31, 2001, respectively. Interest expense on the preferred equity total $237 and $372 during the nine months ended September 30, 2002 and 2001, respectively. This interest expense is included in interest and fees on notes payable — affiliates in the accompanying combined statements of operations.

(8)     Commitments and Contingencies

      Calibat Fund, LLC has committed to make additional investments in partnerships up to $89 at September 30, 2002.

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

      As a result of the significant period to period fluctuations in the revenues and earnings and losses of the Company’s Portfolio Asset acquisition and resolution business, and the type of securitization transactions of Drive, period to period comparisons of the Company’s results of continuing operations may not be meaningful.

      The Company reported a loss from continuing operations for the quarter ended September 30, 2002 of $1.1 million. After recording a loss from discontinued operations of $5.7 million and accrued and unpaid dividends on the New Preferred Stock, net loss to common stockholders was $7.5 million or $.89 per share on a basic and diluted basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Portfolio Asset Acquisition and Resolution	$787	$153	$9,100	$7,230
Consumer	280	(1,367)	(406)	2,532
Corporate interest	(939)	(1,102)	(2,608)	(3,745)
Corporate overhead	(1,265)	(1,289)	(3,855)	(3,829)
Cumulative effect of accounting change	—	—	—	(304)

Earnings (loss) from continuing operations	(1,137)	(3,605)	2,231	1,884
Accrued preferred dividends	(642)	(642)	(1,926)	(1,926)
Loss from discontinued operations	(5,700)	(2,000)	(7,700)	(3,000)

Net loss to common shareholders	$(7,479)	$(6,247)	$(7,395)	$(3,042)

Results of Operations

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

Third Quarter 2002 Compared to Third Quarter 2001

      The Company reported a loss from continuing operations of $1.1 million in the third quarter of 2002. Net loss to common stockholders was $7.5 million in the third quarter of 2002 compared to $6.2 million in the third quarter of 2001. On a per share basis, basic and diluted net loss attributable to common stockholders was $.89 in the third quarter of 2002 compared to a loss of $.75 in the third quarter of 2001.

Portfolio Asset Acquisition and Resolution

      The operating contribution of $.8 million in the third quarter of 2002 increased by $.6 million compared with the third quarter of 2001 primarily from increased servicing fee revenues and reduced provisions for loan and impairment losses. Commercial Corp. purchased $44.2 million of Portfolio Assets during the third quarter of 2002 through the Acquisition Partnerships, compared to $52.5 million in acquisitions in the third quarter of 2001. Commercial Corp.’s investment in these acquisitions was $2.5 million and $5.2 million in the third quarter of 2002 and 2001, respectively. There were no purchases of wholly owned Portfolio Assets during either period. Commercial Corp.’s quarter end investment in wholly owned Portfolio Assets decreased to $10.5 million from $17.6 million at September 30, 2002 and 2001, respectively.

      Servicing fee revenues. Servicing fee revenues increased by 50% to $3.3 million in the third quarter of 2002 from $2.2 million in the third quarter of 2001. FirstCity received higher service fees on one domestic portfolio acquired in 2002 due to the type of assets and the level of servicing required on each asset. Also, service fees from the Mexican partnerships increased 22% with increased servicing responsibilities in Mexico. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin.

      Gain on resolution of Portfolio Assets. The net gain on resolution of Portfolio Assets decreased from $.4 million in the third quarter of 2001 to $.2 million in the third quarter of 2002. Proceeds from the resolution of Portfolio Assets decreased by 85% to $.6 million in the third quarter of 2002 from $4.1 million in the third quarter of 2001. The weighted average gross profit percentage on the resolution of Portfolio Assets in the third quarter of 2002 was 37% as compared to 11% in the third quarter of 2001.

      Equity in earnings of investments. Equity in earnings of Acquisition Partnerships decreased 22% to $.9 million in the third quarter of 2002 compared to $1.2 million in the third quarter of 2001. The Acquisition Partnerships reflected a net loss of $4.8 million in the third quarter of 2002 compared to net earnings of $.2 million in the third quarter of 2001. Following is a discussion of equity earnings by geographic region.

•	Domestic — Equity in earnings of domestic Acquisition Partnerships increased 11% to $1.3 million in the third quarter of 2002 from $1.2 million in 2001. Approximately $.4 million or 32% of the third quarter 2002 equity earnings were derived from one partnership that began operations in April 2002.

•	Mexico — Equity in losses of Mexican Acquisition Partnerships increased 24% to $.8 million in the third quarter of 2002 from $.7 million in 2001. These partnerships reflected a net loss of $10.5 million in the third quarter of 2002 compared to $7.2 million in 2001. The majority of these losses are due to interest expense owed to the investors of these partnerships. Excluding interest expense, these partnerships reflected net earnings of $2.2 million in the third quarter of 2002 compared to $8.3 million in 2001. The decrease in earnings (excluding interest expense) is primarily due to the Mexican partnerships receiving $16 million or 43% less collections in the third quarter of 2002 compared to 2001.

•	France and Italy — Equity in earnings of Acquisition Partnerships located in France and Italy decreased 36% to $.4 million in the third quarter of 2002 from $.7 million in 2001. During the second quarter of 2002, the Company sold its investment in eight French Acquisition Partnerships.

      Interest income. Interest income decreased from $1.7 million in the third quarter of 2001 to $1.2 million in the third quarter of 2002 due to average balances in Portfolio Assets and loans receivable decreasing to $32.5 million in the third quarter of 2002 from $40.9 million in the third quarter of 2001.

      Gain on sale of interest in equity investments. In the third quarter of 2001, FirstCity sold its investment in a domestic Acquisition Partnership for $.6 million resulting in a gain of $.2 million.

      Operating expenses. Operating expenses decreased $.5 million or 8%, primarily as a result of decreased provisions for loan and impairment losses.

      Interest and fees on notes payable decreased $.6 million or 47% due to average debt for the quarter decreasing to $28.6 million in the third quarter of 2002 from $43.7 million in the third quarter of 2001. In addition, the average cost of borrowing decreased from 10.78% in the third quarter of 2001 to 8.78% in the third quarter of 2002.

      Salaries and benefits increased to $2.9 million, or 62%, due to increased servicing personnel in Mexico. Total personnel within the Portfolio Asset acquisition and resolution segment increased from 124 to 172 at September 30, 2001 and 2002, respectively, with the personnel in Mexico increasing from 46 to 88. FirstCity also recorded additional servicing fee revenues with the increased servicing responsibilities in Mexico.

      The provision for loan and impairment losses totaled $.2 million in the third quarter of 2002 compared to $1.0 million in the third quarter of 2001.

      Minimal provisions were recorded in the third quarter of 2002 for performing or non-performing Portfolios as the economic conditions during that period did not negatively impact the Company’s expectation of future cash flows. In the third quarter of 2001, a provision of $.4 million in one nonperforming Portfolio was recorded as estimated future collections were reduced primarily due to the Company accepting discounted payoffs in lieu of extended payouts. Impairment on performing Portfolio Assets is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans’ risk adjusted rates, which approximates the effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. Impairment on nonperforming Portfolios is evaluated by analyzing the expected future cashflows from the underlying assets within each Portfolio. The expected future cash flows are reviewed monthly and adjusted as deemed necessary. Changes in various factors including, but not limited to, economic conditions, deterioration of collateral values, deterioration in the borrowers financial condition and other conditions described in the risk factors discussed later in this document, could have a negative impact on the estimated future cash flows of the Portfolio. Significant decreases in estimated future cash flows can reduce a Portfolio’s present value to below the Company’s carrying value of that Portfolio, causing impairment.

      The Company recorded permanent valuation impairments of $.1 million in the third quarter of 2002 and $.6 million in the third quarter of 2001 on one real estate Portfolio due to deterioration of property values and market conditions, as well as additional expected disposal costs. For real estate Portfolios, the evaluation of impairment is determined quarterly based on the review of the estimated future cash receipts less estimated costs to sell, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified.

      There were no provisions recorded on loans receivable from Acquisition Partnerships during the third quarter of 2002 and 2001. The loans receivable from the Mexican partnerships are secured by the assets/loans acquired by the Mexican partnerships with purchase money loans provided by the investors to the Mexican partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.

      Occupancy, data processing and other expenses decreased $.2 million or 10% due primarily to certain subservice fees incurred on the Acquisition Partnerships in Mexico, which were paid by the Company in the third quarter of 2001. In the third quarter of 2002, these subservice fees are paid directly by the Acquisition Partnerships.

Consumer Lending

      FirstCity’s consumer lending segment consists of the Company’s net investment in Drive. The operating contribution for the third quarter of 2002 was $.3 million compared to an operating loss of $1.4 million during the third quarter of 2001. Drive recorded net income of $.9 million in the third quarter of 2002 compared to a loss of $4.4 million in the third quarter of 2001.

Other Items Affecting Operations

      The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.

      Corporate overhead. Company level interest expense decreased by 15% to $.9 million in the third quarter of 2002 from $1.1 million in the third quarter of 2001 due to reduced interest rates. Other corporate overhead expenses were flat from year to year.

      Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the third quarters of 2002 and 2001.

      Discontinued Operations. The Company recorded a provision of $5.7 million in the third quarter of 2002 and $2.0 million in 2001 for additional losses from discontinued operations. The additional provisions primarily relate to a decrease in the estimated future gross cash receipts on residual interests in securitizations. These securities are in “run-off,” and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. The decrease in the estimated future gross cash receipts is partially a result of the actual losses exceeding the losses projected by the valuation model. In addition, prepayment assumptions have increased to take into consideration the lower market rates and higher than predicted actual prepayments over the past quarter. As the securities “run off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

First Nine Months of 2002 Compared to First Nine Months of 2001

      The Company reported earnings from continuing operations of $2.2 million in the first nine months of 2002. Net loss to common stockholders was $7.4 million in the first nine months of 2002 compared to $3.0 million in the first nine months of 2001. On a per share basis, basic and diluted net loss attributable to common stockholders was $.88 in 2002 compared to $.36 for the first nine months of 2001.

Portfolio Asset Acquisition and Resolution

      The operating contribution of $9.1 million in the first nine months of 2002 increased by $1.9 million, or 26%, compared with the first nine months of 2001. Commercial Corp. purchased $121 million of Portfolio Assets during 2002 through the Acquisition Partnerships, compared to $173 million in acquisitions in the first nine months of 2001. Commercial Corp.’s investment in these acquisitions was $11.7 million and $18.6 million in the first nine months of 2002 and 2001, respectively. There were no purchases of wholly owned Portfolio Assets during either period. Commercial Corp.’s quarter end investment in wholly owned Portfolio Assets decreased to $10.5 million in the third quarter of 2002 from $17.6 million in the third quarter of 2001 with regular collections from those Portfolios.

      Servicing fee revenues. Servicing fee revenues increased by 23% to $9.7 million in 2002 from $7.8 million in 2001 primarily as a result of increased collections in domestic Acquisition Partnerships. In June 2002, three domestic Acquisition Partnerships completed a bulk loan sale of performing and non-performing Portfolio Assets with a carrying value of $59 million for proceeds of $71 million. As a result of the sale, the Company recorded servicing fee revenues of $.9 million. Also, FirstCity received higher service fees on one portfolio acquired in 2002 due to the type of assets and level of servicing required on each asset.

      Gain on resolution of Portfolio Assets. The net gain on resolution of Portfolio Assets was flat from period to period.

      Equity in earnings of investments. Equity in earnings of Acquisition Partnerships decreased 19% to $7.2 million in the first nine months of 2002 compared to $8.8 million in the first nine months of 2001. The

Acquisition Partnerships reflected a net loss of $6.7 million in the first nine months of 2002 compared to net earnings of $11.7 million in the first nine months of 2001. Following is a discussion of equity earnings by geographic region.

•	Domestic — Equity in earnings of domestic Acquisition Partnerships increased 17% to $7.8 million in the first nine months of 2002 from $6.7 million in 2001. This increase was primarily due to one partnership that began operations in April 2002 from which FirstCity recorded $.8 million in equity earnings during the first nine months of 2002.

•	Mexico — Equity in losses of Mexican Acquisition Partnerships increased to $2.7 million in the first nine months of 2002 from $1.0 million in 2001. These partnerships reflected a net loss of $40.9 million in the first nine months of 2002 compared to $16.8 million in 2001. The majority of these losses are due to interest expense owed to the investors of these partnerships. Excluding interest expense, these partnerships reflected net earnings of $.7 million in the first nine months of 2002 compared to $25.3 million in 2001. The decrease in earnings (excluding interest expense) is primarily due to the Mexican partnerships receiving $32 million or 32% fewer collections in the first nine months of 2002 compared to 2001.

•	France and Italy — Equity in earnings of Acquisition Partnerships located in France and Italy decreased 35% to $1.4 million in the first nine months of 2002 from $2.2 million in 2001. This decrease is primarily due to the sale of FirstCity’s investment in eight French Acquisition Partnerships during the second quarter of 2002.

      Interest income. Interest income decreased from $4.4 million in the first nine months of 2001 to $3.9 million in 2002 due to average balances in Portfolio Assets and loans receivable decreasing to $33.6 million in first nine months of 2002 from $42.6 million in 2001.

      Gain on sale of interest in equity investments. In the first nine months of 2002, the Company sold its investment in eight French Acquisition Partnerships for $3.4 million resulting in a gain of $1.8 million. In the first nine months of 2001, the Company sold equity investments in two domestic Acquisition Partnerships for $7.6 million resulting in a gain of $3.3 million.

      Operating expenses. Operating expenses decreased $3.2 million or 17%, primarily because of provisions for impairment on Portfolio Assets recorded in the first nine months of 2001.

      Interest and fees on notes payable decreased $1.2 million or 35% due to average debt decreasing to $33.6 million in the first nine months of 2002 from $43.2 million in the first nine months of 2001. In addition, the average cost of borrowing decreased from 10.15% in the first nine months of 2001 to 8.46% in the first nine months of 2002.

      Salaries and benefits increased to $7.5 million, or 42%, due to increased servicing personnel in Mexico. Total personnel within the Portfolio Asset acquisition and resolution segment increased from 124 to 172 at September 30, 2001 and 2002, respectively, with the personnel in Mexico increasing from 46 to 88. FirstCity also recorded additional servicing fee revenues with the increased servicing responsibilities in Mexico.

      The provision for loan and impairment losses totaled $.3 million in the first nine months of 2002 compared to $3.1 million in the first nine months of 2001.

      Minimal provisions were recorded in the first nine months of 2002 for performing or non-performing Portfolios as the economic conditions during that period did not negatively impact the Company’s expectation of future cash flows. In the first nine months of 2001, provisions of $1.5 million on two non-performing Portfolios and $.5 million on one performing Portfolio were recorded as estimated future collections were reduced primarily due to the Company accepting discounted payoffs in lieu of extended payouts.

      The Company recorded permanent valuation impairments of $.2 million in the first nine months of 2002 and $1.1 million in the first nine months of 2001 on two real estate Portfolios due to deterioration of property values and market conditions, as well as additional expected disposal costs.

      Occupancy, data processing and other expenses decreased $1.4 million or 19% due primarily to certain subservice fees incurred on the Acquisition Partnerships in Mexico, which were paid by the Company in the first nine months of 2001. In the first nine months of 2002, these subservice fees are paid directly by the Acquisition Partnerships.

Consumer Lending

      The operating loss for the first nine months of 2002 was $.4 million compared to earnings of $2.2 million during the first nine months of 2001 (including a $.3 million cumulative effect of accounting change). Drive recorded a net loss of $1.3 million in the first nine months of 2002 compared to earnings of $7.3 million in 2001. In the first nine months of 2002, Drive completed a securitization that was treated as a financing, and therefore, recorded no gain on sale from the securitization. In the first nine months of 2001, FirstCity recorded equity earnings of $3.1 million from Drive, which completed a securitization of $286 million in retail installment contracts for a net gain of $28.5 million.

Other Items Affecting Operations

      The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.

      Corporate overhead. Company level interest expense decreased by 30% to $2.6 million in the first nine months of 2002 from $3.7 million in the first nine months of 2001 as a result of reduced interest rates. Other corporate overhead expenses were flat from period to period.

      Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the first nine months of 2002 and 2001.

      Discontinued Operations. The Company recorded a provision of $7.7 million in the first nine months of 2002 and $3.0 million in 2001 for additional losses from discontinued operations. The additional provisions primarily relate to a decrease in the estimated future gross cash receipts on residual interests in securitizations. These securities are in “run-off,” and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. The decrease in the estimated future gross cash receipts is a result of the actual losses exceeding the losses projected by the valuation model. In addition, prepayment assumptions have increased to take into consideration the lower market rates and higher than predicted actual prepayments over the past quarter. As the securities “run off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

Proposed Recapitalization

      On October 28, 2002 FirstCity commenced an exchange offer of its outstanding shares of New Preferred Stock, par value $0.01 per share (“New Preferred Stock”). The exchange offer will expire November 25, 2002, unless the offer is extended.

      FirstCity is offering to exchange each share of its New Preferred Stock for, at the holder’s election, either:

(1) $10.00 cash and 2 shares of FirstCity’s common stock, or

(2) $8.00 cash and 3 shares of FirstCity’s common stock.

      The exchange offer is conditioned on, among other things, the tender of at least 80% of the outstanding shares of New Preferred Stock. There are currently 1,222,901 shares of New Preferred Stock outstanding.

      The exchange offer is a part of a recapitalization of FirstCity, which includes:

•	the exchange offer,

•	a non-recourse loan in the amount of $16 million by BoS(USA), Inc. (“BoS(USA)”) to FirstCity, secured by (among other things) a 20% interest in Drive Financial Services LP which will provide the cash portion of the consideration for the exchange offer,

•	the use of the remainder of the cash proceeds from the $16 million loan by BoS(USA) to reduce FirstCity’s debt owed to Bank of Scotland and BoS(USA) (“the Senior Lenders”),

•	FirstCity’s payment of an arrangement fee to BoS(USA). The arrangement fee will be equal to 20% of all amounts more than $16 million that are paid to FirstCity from:

•	any sale or other disposition of FirstCity’s interest in Drive Financial Services LP (“Drive”), and

•	all dividends and other distributions paid by Drive or its general partner on FirstCity’s interest in Drive,

•	FirstCity’s purchase of the 20% interest in FirstCity’s indirect subsidiary, FirstCity Holdings Corporation, held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom are Senior Vice Presidents of FirstCity (the “FCHC Group”),

•	the refinancing of the remainder of FirstCity’s debt facilities with Bank of Scotland and BoS(USA), with a total commitment by Bank of Scotland and BoS(USA) of up to a maximum of $47 million to $49 million, consisting of (a) a cash flow note of up to a maximum of $35 million to $37 million and (b) a $12 million term note,

•	Bank of Scotland’s providing new financing to FirstCity, with a total commitment by Bank of Scotland of up to a maximum of $58 million to $60 million. The new financing will consist of (a) a $5 million revolving credit loan and (b) an acquisition term loan in a maximum amount of up to $53 million to $55 million. The total commitment by Bank of Scotland and BoS(USA) for the refinancing combined with the new financing will not exceed $77 million,

•	the release of FirstCity from its guaranty of $4 million of Drive’s indebtedness to BoS(USA), and

•	the cancellation of BoS(USA)’s existing option to acquire a warrant to purchase 1,975,000 shares of FirstCity’s non-voting common stock.

      The successful completion of the exchange offer is, or FirstCity believes will be, a condition to all of the items listed above.

      In addition to the 80% condition described above, the exchange offer is also subject to other conditions, including:

(1) the closing of the $16 million loan from BoS(USA) described above,

(2) the lack of any change or development involving a prospective change in or affecting FirstCity’s business or financial affairs that, in the reasonable judgment of FirstCity’s board of directors, would or might prohibit, restrict or delay consummation of the exchange offer or materially impair the contemplated benefits to FirstCity of the exchange offer.

      Because there are multiple conditions to the closing of the transactions contemplated by the recapitalization that are beyond the control of FirstCity, FirstCity cannot provide any assurances that these conditions will be satisfied and that the exchange offer and the recapitalization will close.

Portfolio Asset Acquisition and Resolution

      Aggregate acquisitions by the Company are as follows (dollars in thousands):

	Purchase	FirstCity
	Price	Investment

First Nine Months 2002	$120,839	$11,684
Total 2001	224,927	24,319
Total 2000	394,927	22,140
Total 1999	210,799	11,203
Total 1998	139,691	28,478

      The following table presents selected information regarding the revenues and expenses of the Company’s Portfolio Asset acquisition and resolution business:

Analysis of Selected Revenues and Expenses

Portfolio Asset Acquisition and Resolution

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income from Portfolio Assets and Loans Receivable:
Average investment in Portfolio Assets and loans receivable:
Domestic	$12,347	$20,650	$13,564	$25,793
Mexico	20,106	20,272	20,006	16,773

Total	$32,453	$40,922	$33,570	$42,566

Income from Portfolio Assets and loans receivable:
Domestic	$485	$882	$1,769	$2,351
Mexico	947	1,217	2,953	2,698

Total	$1,432	$2,099	$4,722	$5,049

Average return (annualized):
Domestic	15.71%	17.08%	17.39%	12.15%
Mexico	18.84%	24.01%	19.68%	21.45%
Total	17.65%	20.52%	18.75%	15.82%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Servicing fee revenues:
Domestic partnerships:
$ Collected	$26,653	$26,407	$162,864	$94,300
Servicing fee revenue	1,249	711	4,399	2,550
Average servicing fee %	4.69%	2.69%	2.70%	2.70%
Mexico partnerships:
$ Collected	$20,895	$36,924	$69,245	$101,345
Servicing fee revenue	1,791	1,466	4,777	4,887
Average servicing fee %	8.57%	3.97%	6.90%	4.82%
Incentive service fees	$223	$—	$479	$409
Total Service Fees:
$ Collected	$47,548	$63,331	$232,109	$195,645
Servicing fee revenue	3,263	2,177	9,655	7,846
Average servicing fee %	6.86%	3.44%	4.16%	4.01%
Personnel:
Personnel expenses	$2,871	$1,775	$7,548	$5,309
Number of personnel (at period end):
Production	26	25
Servicing	146	99
Interest expense:
Average debt	$28,617	$43,704	$33,609	$43,186
Interest expense	628	1,178	2,132	3,289
Average cost (annualized)	8.78%	10.78%	8.46%	10.15%

      The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships:

Analysis of Selected Revenues and Expenses

Acquisition Partnerships

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Gain on resolution of Portfolio Assets	$16,849	$24,082	$69,532	$79,369
Gross profit percentage on resolution of Portfolio Assets	36.26%	40.63%	31.45%	44.36%
Interest income	$2,699	$6,054	$11,961	$18,746
Other income	572	609	1,802	2,327
Interest expense(1):
Interest expense	$14,322	$18,844	$48,121	$54,068
Average cost (annualized)	14.55%	15.79%	15.16%	15.21%
Other expenses:
Service fees	3,199	3,417	14,271	9,736
Other operating costs	3,816	4,992	11,358	14,542
Income taxes	(4,285)	2,743	(1,658)	17,235
Foreign currency loss (gain)	7,894	529	17,914	(6,869)

Total other expenses	10,624	11,681	41,885	34,644

Net earnings (loss)	$(4,826)	$220	$(6,711)	$11,730

Equity in earnings of Acquisition Partnerships	$912	$1,173	$6,494	$7,839
Equity in earnings of Servicing Entities	12	10	692	997

	$924	$1,183	$7,186	$8,836

(1)	Interest expense includes interest on loans to the Acquisition Partnerships located in Mexico from affiliates of the investor groups. The rates on these loans range from 19% to 20%. The average cost on debt excluding the Mexican Acquisition Partnerships was 5.85% and 7.14% for the three months ended September 30, 2002 and 2001, respectively and 6.16% and 8.01% for the nine months ended September 30, 2002 and 2001, respectively.

Consumer Lending

      The following table presents selected information regarding consumer lending:

Analysis of Selected Data

Consumer Lending

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Retail installment contracts acquired	$100,430	$100,187	$314,611	$330,631
Origination characteristics:
Face value to wholesale value	98.07%	97.99%	99.69%	99.80%
Weighted average coupon	20.93%	20.68%	21.02%	20.61%
Purchase discount (% of face value)	15.02%	14.98%	15.41%	15.15%
Servicing portfolio
Owned	$170,387	$123,031
Securitized	493,371	414,469

Total	$663,758	$537,500

Owned — number of contracts	14,568	9,653
Securitized — number of contracts	44,497	36,829

Total number of contracts	59,065	46,482

Defaults (% of original loan balance at time of default)	18.73%	15.98%
Net losses on defaults after recovery	9.30%	7.59%
Delinquencies (% of total serviced portfolio)	7.53%	7.27%

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

      On November 4, 2002, Nasdaq notified FirstCity that its common stock had failed to meet the listing requirements for the Nasdaq National Market because the common stock had closed below the minimum bid price of $1.00 per share for 30 consecutive trading days. Accordingly, Nasdaq provided the Company 90 calendar days, or until February 2, 2003, to regain compliance. To regain compliance, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days.

      In addition, the Company does not currently meet Nasdaq’s $10 million stockholders’ equity requirement that took effect on November 1, 2002. Nasdaq has stated, in connection with the Company’s failure to meet the listing requirements in a prior quarter, that it believes that the recapitalization described above provides a definitive plan evidencing the Company’s ability to achieve and sustain compliance with the listing requirements. Nasdaq has not provided written notification that the Company’s securities will be delisted as of the date of this filing. Upon receipt of such a notification, the Company intends to appeal Nasdaq’s determination to Nasdaq’s Listing Qualifications Panel. A hearing on any appeal would be scheduled, to the extent practicable, within forty-five days of the date of the request for appeal, during which time the Company’s common stock will remain listed on the Nasdaq National Market. The Company currently expects that all recapitalization transactions will close before the expiration of any such appeal process, and the Company believes that, upon the consummation of the recapitalization, it will be in compliance with $10 million stockholders’ equity listing requirement.

      BoS(USA) has an option to acquire a warrant for 1,975,000 shares of the Company’s non-voting Common Stock; the option can be exercised after December 31, 2002 if the Company’s $12 million Term Loan B owed to BoS(USA) and Bank of Scotland remains outstanding, but not prior to that date. The strike price is $2.3125 per share. In the event that prior to December 31, 2002 the Company either (a) refinances the $12 million Term Loan B with subordinated debt, or (b) pays off the balance of Term Loan B from proceeds of an equity offering, then the option to acquire a warrant for 1,975,000 shares of non-voting Company Stock will terminate. BoS(USA) and the Company have entered into several amendments to this option to acquire a warrant for 1,975,000 shares extending the exercise date from its initial exercise date of August 31, 2001. The most recent amendment extended the date from October 31, 2002 to December 31, 2002 to allow the Company additional time to pursue the proposed recapitalization described above. Under the terms of the proposed recapitalization, the option would be cancelled.

      BoS(USA) also has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. In the event that Term Loan B is terminated prior to December 31, 2002 through a transaction involving the issuance of warrants, BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock. BoS(USA) and the Company have also amended the warrant to extend the exercise date from its initial exercise date of August 31, 2001 to correspond to the extension of the initial exercise date of the option described in the preceding paragraph. The most recent amendment extended the date from October 31, 2002 to December 31, 2002, consistent with the amended exercise date of the option as discussed above.

      Currently, the Company has approximately 1.2 million shares of New Preferred Stock outstanding with accrued and unpaid dividends of approximately $8.3 million. The Company’s Term Loan B, which resulted from the corporate debt restructure completed in August 2000, restricts the payment of dividends on these shares until it is repaid in full. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on shares of New Preferred Stock will be paid in the forseeable future. The Company believes that the proposed recapitalization plan described above will, if implemented, substantially reduce the number of outstanding shares of New Preferred Stock and the corresponding accrued dividends on the New Preferred Stock, along with eliminating the option of BoS(USA) to acquire a warrant to purchase 1,975,000 shares.

      The Portfolio Asset acquisition and resolution group of the Company has a $35 million loan facility (increased from $30 million in August 2002) with CFSC Capital Corp. XXX, a subsidiary of Cargill. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates and matures in March 2003. At September 30, 2002, approximately $21 million was outstanding under this facility.

      Drive has a warehouse line of credit with BoS(USA), which provides borrowings up to $200 million (increased from $150 million in May 2002). Drive’s obligation under this arrangement at September 30, 2002 was $142 million. The debt is secured by Drive’s retail installment contracts and has been extended to July 2003.

      Drive also has a warehouse line of credit agreement with Variable Funding Capital Corporation, a subsidiary of First Union National Bank, which provides borrowings up to $100 million. Drive’s obligation under the arrangement at September 30, 2002 was zero. The debt will be secured by Drive’s retail installment contracts and has been extended to September 2003. FirstCity has not guaranteed and is not otherwise liable for this indebtedness.

      The Company and each of its major operating subsidiaries have entered into one or more credit facilities to finance their respective operations. Each of the operating subsidiary credit facilities is nonrecourse to the Company. The Company has agreed to indemnify BoS(USA) for up to 31% of losses, which might arise as a result of agreements BoS(USA) executed as a sponsor in connection with the securitizations completed by Drive. The Company also agreed to provide support in connection with securitizations by Consumer Corp. and Drive prior to the acquisition by BoS(USA) of the interest in Drive in August 2000. The Company has also provided a guaranty limited to a maximum amount of up to $4 million of a $60 million term loan from BoS(USA) to Drive ($18 million outstanding balance as of September 30, 2002).

      On April 29, 2002, BoS(USA) provided a commitment to fund up to $5 million on a Term Loan E to the Company to allow the Company to purchase existing debt under a term credit facility at a purchase price not to exceed 85% of the unpaid principal balance. Term Loan E, secured by assets of the Company, provides for an interest rate of LIBOR plus 6% and matures on March 31, 2004. Through September 30, 2002, advances of $2.8 million have been made on this loan and used to purchase notes with aggregate balances of $3.5 million, resulting in a gain of $.7 million on early extinguishment of debt included in other income in the consolidated statements of operations. Bosque Asset Corp. (“Bosque”), a wholly owned subsidiary of FirstCity, issued the original notes pursuant to a Note Agreement dated June 6, 1997 in connection with its acquisition of approximately 1,500 loans. Bosque granted a security interest in the acquired loans to Banker’s Trust Company of California, N.A., as trustee for the noteholders. The notes issued by Bosque matured according to the original terms on June 5, 2002. FirstCity has not guaranteed payment or performance of Bosque under the notes or the Note Agreement. As of September 30, 2002, the aggregate principal balances of the notes held by FirstCity was $2.7 million. The notes acquired by FirstCity were purchased at eighty percent (80%) of the outstanding principal balance of the notes. As of September 30, 2002, the aggregate balance of the outstanding notes held by persons unrelated to FirstCity was $2.0 million. The current trustee under the Note Agreement has not taken any action related to the maturity of the notes. The remaining unfunded commitment provided by BoS(USA) was $1.7 million at September 30, 2002.

      The Company has a revolving line of credit facility with BoS(USA) used to fund current operating expenses. On May 1, 2002, the maximum principal balance under this facility was increased from $10 million to $14 million. This facility, secured by assets of the Company, provides for an interest rate of LIBOR plus 2.50% and matures on December 31, 2003. At September 30, 2002, the outstanding balance on this facility was $13 million.

      Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships and the term and warehouse facilities of Drive, as of September 30, 2002, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $103 million and outstanding borrowings of $86 million.

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

      The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of November 14, 2002 and the outstanding borrowings under such facilities as of September 30, 2002.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	November 14,	September 30,
	2002	2002	Interest Rate	Other Terms and Conditions

	(Dollars in millions)
FirstCity
Company Senior Facility:
Revolving Line of Credit	$14	$13	LIBOR + 2.5%	Secured by the assets of
Term Loan A	31	31	LIBOR + 2.5%	the Company, matures
Term Loan B	12	12	Prime	December 2003
Term Loan E	4	2	LIBOR + 6.0%	March 2004
Term credit facility	3	3	LIBOR + 5.0%	Secured by ownership interests in certain Acquisition partnerships Matures January 2003
Commercial Corp.
Acquisition facility	2	2	LIBOR + 4.5%	Secured by existing Portfolio Assets, matures January 2003
Term facilities	2	2	Fixed at 7.00% to 7.66%	Secured by Portfolio Assets, matured June 2002 and November 2002
Equity investment facility	35	21	LIBOR + 4.5%	Acquisition facility for the investment in future Acquisition partnerships, matures March 2003
Total	$103	$86

Unconsolidated Acquisition Partnerships term Facilities(1)	$126	$126	Various	Secured by Portfolio Assets, various Maturities
Unconsolidated Drive
Warehouse Facility	$200	$142	LIBOR + 1%;	Secured by warehouse
			Prime — 1.5%	inventory, matures July 2003
Warehouse Facility	100	—	Rate based on Commercial paper rates combined with certain facility fees	Secured by warehouse inventory, matures September 2003
Bonds payable	167	167	Fixed at 1.88% to 4.08%	Secured by retail installment contracts, various maturities through January 2008
Subordinate capital Facility	65	44	Fixed at 16%	Secured by all assets of Drive, matures February 2006

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	November 14,	September 30,
	2002	2002	Interest Rate	Other Terms and Conditions

	(Dollars in millions)
Term Facility	18	18	LIBOR + 1%; Prime — 1.5%	Secured by residual interests, matures August 2003
	$386	$371

(1)	In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Mexican Acquisition Partnerships also have term debt of approximately $388 million outstanding as of September 30, 2002 owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $19.7 million as Loans Receivable on the Consolidated Balance Sheets.

Forward-Looking Statements

      Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company’s strategic objectives and future performance, which are not historical facts, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, the consummation and effect of exchange offer and the proposed recapitalization; the performance of the Company’s subsidiaries and affiliates; the availability of Portfolio Assets; assumptions underlying asset performance; the impact of certain covenants in loan agreements of the Company and its subsidiaries; continued availability of the Company’s credit facilities; the degree to which the Company is leveraged; the ability of the Company to utilize NOLs; interest rate risk; prepayment speeds; delinquency and default rates; credit loss rates; changes (legislative and otherwise) in the asset securitization industry; demand for the Company’s services; fluctuations in residential and commercial real estate values; risk of declining value of assets, loans or collateral; capital market conditions, including the markets for asset-backed securities; risks associated with foreign operations; currency exchange rate fluctuations; general economic conditions; changes in foreign political, social and economic conditions; regulatory initiatives and compliance with governmental regulations; the ability to attract and retain qualified personnel; uncertainties of any litigation that might arise in a bankruptcy proceeding; factors more fully discussed and identified in the Company’s Annual Report on Form 10-K, filed March 29, 2002 (including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as in other Securities and Exchange Commission filings of the Company. Many of these factors are beyond the Company’s control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

Item 4.     Controls and Procedures

      The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

      The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

      On October 14, 1999, Harbor Financial Group, Inc. (“Harbor Parent”), Harbor Financial Mortgage Corporation (“Harbor”) and four subsidiaries of Harbor filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On December 14, 1999, the bankruptcy proceedings were converted to liquidation proceedings under Chapter 7 of the United States Bankruptcy Code. John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings (the “Trustee”), initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Harbor alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers, and improper transfer of funds from the Harbor related entities to FirstCity. The claims also included fraudulent and preferential transfer of assets of the Harbor entities, fraud and conspiracy. The Trustee, FirstCity, the other defendants and the insurers providing Director’s and Officer’s Insurance coverage for FirstCity and its subsidiaries (the “Insurers”) have executed a settlement agreement setting forth the terms of the compromise of the claims brought in the adversary proceedings, which has been approved by the Bankruptcy Court. Under the terms of the settlement agreement, the Trustee released the defendants, their affiliates and subsidiaries from any and all claims which were brought or could have been brought by the Trustee against any of the defendants, any past and present officers and directors of FirstCity or any affiliates or subsidiaries of FirstCity in consideration of (i) the payment of the sum of $3,575,000 by the Insurers to the Trustee, (ii) a payment by FirstCity to the Trustee in the sum of $225,000, and (iii) the release of any and all claims of FirstCity and its affiliates and subsidiaries and of the individual defendants in the bankruptcy proceedings against the Trustee, including administrative and expense claims, with the exception of a portion of the administrative claim of FirstCity as noted below. FirstCity’s administrative claim in the Bankruptcy Case was allowed in the amount of $300,000, which claim FirstCity was assigned to the Insurers and paid by the Trustee directly to the Insurers.

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

Item 3.     Defaults Upon Senior Securities

      In the third quarter of 1999, dividends on the Company’s adjusting rate preferred stock were suspended. At September 30, 2002, accumulated dividends in arrears on such preferred stock totaled $8.3 million, or $6.825 per share.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits.

Exhibit
Number		Description

2.1	—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
2.2	—	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
4.1	—	Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).
4.2	—	Warrant Agreement, dated July 3, 1995, by and between the Company and American Stock Transfer & Trust Company, as Warrant Agent (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
4.3	—	Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor Financial Mortgage Company Employees Pension Plan, Lindsey Capital Corporation, Ed Smith and Thomas E. Smith. (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).
4.4	—	Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company. (incorporated herein by reference to Exhibit 4.4 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).
4.5	—	Registration Rights Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company. (incorporated herein by reference to Exhibit 4.5 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 24, 1998).
10.1	—	Trust Agreement of FirstCity Liquidating Trust, dated July 3, 1995 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
10.2	—	Investment Management Agreement, dated July 3, 1995, between the Company and FirstCity Liquidating Trust (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
10.3	—	Lock-Box Agreement, dated July 11, 1995, among the Company, NationsBank of Texas, N.A., as lock-box agent, FirstCity Liquidating Trust, FCLT Loans, L.P., and the other Trust-Owned Affiliates signatory thereto, and each of NationsBank of Texas, N.A. and Fleet National Bank, as co-lenders (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-A/ A dated August 25, 1995 filed with the Commission on August 25, 1995).
10.4	—	Custodial Agreement, dated July 11, 1995, among Fleet National Bank, as custodian, Fleet National Bank, as agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and the Company (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-A/ A dated August 25, 1995 filed with the Commission on August 25, 1995).

Exhibit
Number		Description

10.5	—	Tier 3 Custodial Agreement, dated July 11, 1995, among the Company, as custodian, Fleet National Bank, as agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and the Company, as servicer (incorporated herein by reference to Exhibit 10.5 of the Company’s Form 8-A/ A dated August 25, 1995 filed with the Commission on August 25, 1995).
10.6	—	12/97 Amended and Restated Facilities Agreement, dated effective as of December 3, 1997, among Harbor Financial Mortgage Corporation, New America Financial, Inc., Texas Commerce Bank National Association and the other warehouse lenders party thereto. (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.7	—	Modification Agreement, dated January 26, 1998, to the Amended and Restated Facilities Agreement, dated as of December 3, 1997, among Harbor Financial Mortgage Corporation, New America Financial, Inc. and Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association). (incorporated herein by reference to Exhibit 10.7 of the company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.8	—	$50,000,000 3/98 Chase Texas Temporary Additional Warehouse Note, dated March 17, 1998, by Harbor Financial Mortgage Corporation and New America Financial, Inc., in favor of Chase Bank of Texas, National Association. (incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.9	—	Employment Agreement, dated as of July 1, 1997, by and between Harbor Financial Mortgage Corporation and Richard J. Gillen. (incorporated herein by reference to Exhibit 10.9 of the Company’s 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.10	—	Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R. Brower, with similar agreements between FC Capital Corp. and each of James H. Aronoff and Christopher J. Morrissey. (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.11	—	Shareholder Agreement, dated as of September 8, 1997, among FirstCity Funding Corporation, FirstCity Consumer Lending Corporation, Thomas R. Brower, Scot A. Foith, Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves, Stephen H. Trent and Blake P. Bozman. (incorporated herein by reference to Exhibit 10.11 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.12	—	Revolving Credit Loan Agreement, dated as of March 20, 1998, by and between FC Properties, Ltd. and Nomura Asset Capital Corporation. (incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.13	—	Revolving Credit Loan Agreement, dated as of February 27, 1998, by and between FH Partners, L.P. and Nomura Asset Capital Corporation. (incorporated herein by reference to Exhibit 10.13 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.14	—	Note Agreement, dated as of June 6, 1997, among Bosque Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque Investment Realty Partners, L.P. and Bankers Trust Company of California, N.A. (incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.15	—	60,000,000 French Franc Revolving Promissory Note, dated September 25, 1997, by J-Hawk International Corporation in favor of the Bank of Scotland. (incorporated herein by reference to Exhibit 10.15 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.16	—	Loan Agreement, dated as of September 25, 1997, by and between Bank of Scotland and J-Hawk International Corporation. (incorporated herein reference to Exhibit 10.16 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.17	—	Guaranty Agreement, dated as of September 25, 1997, by J-Hawk (incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

Exhibit
Number		Description

10.18	—	Guaranty Agreement, dated as of September 25, 1997, by FirstCity Financial Corporation in favor of Bank of Scotland. (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.19	—	Warehouse Credit Agreement, dated as of May 17, 1996, among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust and National Auto Funding Corporation. (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.20	—	Funding Commitment, dated as of May 17, 1996 by and between ContiTrade Services L.L.C. and The Company. (incorporated herein by reference to Exhibit 10.20 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.21	—	Revolving Credit Agreement, dated as of December 29, 1995, by and between the Company and Cargill Financial Services Corporation, as amended by the Eighth Amendment to Revolving Credit Agreement dated February 1998. (incorporated herein by reference to Exhibit 10.21 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.22	—	Master Repurchase Agreement Governing Purchased and Sales of Mortgage Loans, dated as of July 1998, between Lehman Commercial Paper Inc. and FHB Funding Corp. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 18, 1998).
10.23	—	Warehouse Credit Agreement, dated as of April 30, 1998 among ContiTrade Services, L.L.C., FirstCity Consumer Lending Corporation, FirstCity Auto Receivables L.L.C. and FirstCity Financial Corporation. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).
10.24	—	Servicing Agreement, dated as of April 30, 1998 among FirstCity Auto Receivables L.L.C. , FirstCity Servicing Corporation of California, FirstCity Consumer Lending Corporation and ContiTrade Services L.L.C. (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).
10.25	—	Security and Collateral Agreement, dated as of April 30, 1998 among FirstCity Auto Receivables L.L.C., ContiTrade Services L.L.C. and Chase Bank of Texas, National Association. (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).
10.26	—	Loan Agreement, dated as of July 24, 1998, between FirstCity Commercial Corporation and CFSC Capital Corp. XXX (incorporated herein by reference Exhibit 10.5 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).
10.27	—	Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).
10.28	—	First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).
10.29	—	Employment Agreement, dated October 1, 1998, by and between FirstCity. Financial Mortgage Corporation, and Buddy L. Terrell (incorporated herein by reference to Exhibit 10.29 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).
10.30	—	Security Agreement, dated as of April 30, 1998 among Enterprise Funding Corporation, FCAR Receivables L.L.C., MBIA Insurance Corporation, FirstCity Funding Corporation, NationsBank N.A. and CSC Logic/ MSA LLP d/b/a Loan Servicing enterprise (incorporated herein by reference to Exhibit 10.30 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).
10.31	—	Note purchase agreement, dated March 30, 1999 among Enterprise Funding Corporation, FCAR Receivables, L.L.C. and NationsBank, N.A. (incorporated herein by reference to Exhibit 10.31 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

Exhibit
Number		Description

10.32	—	Custodian Agreement, dated March 30, 1999, among FCAR Receivables L.L.C., FirstCity Funding Corporation, NationsBank, N.A., Enterprise Funding Corporation and Chase Bank of Texas, N.A. (incorporated herein by reference to Exhibit 10.32 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).
10.33	—	100,000,000 dollar form of note, dated March 30, 1999 among FCAR Receivables LLC, Enterprise Funding Corporation and NationsBank, N.A. (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).
10.33	—	Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America Financial, Inc., FirstCity Financial Mortgage Corporation, and Guaranty Federal Bank F.S.B. as Administrative Agent and Bank One, Texas, N.A. as Collateral Agent (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-Q dated August 16, 1999, filed with the commission on August 16, 1999).
10.34	—	Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.34 of the Company’s Form 10-Q dated August 16, 1999, filed with the Commission on August 16, 1999).
10.35	—	Amended and Restated Loan Agreement, dated December 20, 1999, by and among FirstCity Financial Corporation as Borrower and The Lenders Named Herein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 22, 1999, filed with the commission on December 28, 1999).
10.36	—	Subordinated Secured Senior Note Purchase Agreement, dated December 20, 1999, between FirstCity Financial Corporation, as Issuer and IFA Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated December 22, 1999, filed with the commission on December 28, 1999).
10.37	—	Employment Agreement, dated October 1, 1999, by and between FirstCity Commercial Corporation and Terry R. DeWitt. (incorporated herein by reference to Exhibit 10.37 of the Company’s Form 10-K dated April 6, 2000, filed with the commission on April 6, 2000).
10.38	—	Employment Agreement, dated October 1, 1999, by and between FirstCity Commercial Corporation and G. Stephen Fillip. (incorporated herein by reference to Exhibit 10.38 of the Company’s Form 10-K dated April 6, 2000, filed with the commission on April 6, 2000).
10.39	—	Shareholder Agreement, dated October 1, 1999, by and among FirstCity Holdings Corporation, FirstCity Commercial Corporation, Terry R. DeWitt, G. Stephen Fillip and James C. Holmes. (incorporated herein by reference to Exhibit 10.39 of the Company’s Form 10-K dated April 6, 2000, filed with the commission on April 6, 2000).
10.40	—	Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein by reference to Exhibit 10.40 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).
10.41	—	Contribution and Assumption Agreement by and between Consumer Corp. and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.41 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).
10.42	—	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).
10.43	—	Second Amendment to Amended and Restated Loan Agreement, dated December 20, 1999, by and among the Company, as borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).
10.44	—	Receivables Financing Agreement, dated August 18, 2000, among Drive BOS LP, Drive Financial Services LP, each Lender, IPA Inc. and Wells Fargo Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.44 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

Exhibit
Number		Description

10.45	—	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.46	—	Second Amendment, dated as of February 16, 2001, to the Receivables Financing Agreement, dated as of August 18, 2000, among Drive BOS LP, Drive Financial Services LP the Lenders party thereto, IPA Incorporated and Wells Fargo Bank Minnesota, NA (incorporated herein by reference to Exhibit 10.46 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.47	—	Subordinate Capital Loan Agreement, dated as of February 16, 2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and IPA Incorporated (incorporated herein by reference to Exhibit 10.47 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.48	—	Amended and Restated Amendment #4 (Option and Option Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 18, 2002, filed with the Commission on January 18, 2002).
10.49	—	Confirmation Letter, dated January 28, 2002, among First City, BoS(USA) and Bank of Scotland (incorporated herein by reference to Exhibit 10.49 of the Company’s Form S-4, registration number 333-90258, filed with the Commission on June 11, 2002).
10.50	—	Commitment Letter, dated September 25, 2002, between FirstCity Financial Corporation and BoS(USA), Inc. (incorporated herein by reference to Exhibit 10.50 of the Company’s Pre-Effective Amendment No. 3 to Form S-4, registration number 333-90258, filed with the Commission on September 30, 2002).

      (b) Reports on Form 8-K.

      On August 14, 2002, the Company filed a Current Report on Form 8-K to furnish certifications of its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

J. Bryan Baker
Senior Vice President and Chief
Financial Officer
(Duly authorized officer and
principal financial and accounting
officer of the Registrant)

Dated: November 14, 2002

CERTIFICATIONS

I, James T. Sartain, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of FirstCity Financial Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JAMES T. SARTAIN

James T. Sartain
Principal Executive Officer

Dated: November 14, 2002

CERTIFICATIONS

I, J. Bryan Baker, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of FirstCity Financial Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ J. BRYAN BAKER

J. Bryan Baker
Principal Financial Officer

Dated: November 14, 2002

INDEX TO EXHIBITS

Exhibit
Number		Description

2.1	—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
2.2	—	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
4.1	—	Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).
4.2	—	Warrant Agreement, dated July 3, 1995, by and between the Company and American Stock Transfer & Trust Company, as Warrant Agent (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
4.3	—	Registration Rights Agreement, dated July 1, 1997, among the Company, Richard J. Gillen, Bernice J. Gillen, Harbor Financial Mortgage Company Employees Pension Plan, Lindsey Capital Corporation, Ed Smith and Thomas E. Smith. (incorporated herein by reference to Exhibit 4.3 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).
4.4	—	Stock Purchase Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company. (incorporated herein by reference to Exhibit 4.4 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).
4.5	—	Registration Rights Agreement, dated March 24, 1998, between the Company and Texas Commerce Shareholders Company. (incorporated herein by reference to Exhibit 4.5 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 24, 1998).
10.1	—	Trust Agreement of FirstCity Liquidating Trust, dated July 3, 1995 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
10.2	—	Investment Management Agreement, dated July 3, 1995, between the Company and FirstCity Liquidating Trust (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
10.3	—	Lock-Box Agreement, dated July 11, 1995, among the Company, NationsBank of Texas, N.A., as lock-box agent, FirstCity Liquidating Trust, FCLT Loans, L.P., and the other Trust-Owned Affiliates signatory thereto, and each of NationsBank of Texas, N.A. and Fleet National Bank, as co-lenders (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-A/ A dated August 25, 1995 filed with the Commission on August 25, 1995).
10.4	—	Custodial Agreement, dated July 11, 1995, among Fleet National Bank, as custodian, Fleet National Bank, as agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and the Company (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-A/ A dated August 25, 1995 filed with the Commission on August 25, 1995).
10.5	—	Tier 3 Custodial Agreement, dated July 11, 1995, among the Company, as custodian, Fleet National Bank, as agent, FCLT Loans, L.P., FirstCity Liquidating Trust, and the Company, as servicer (incorporated herein by reference to Exhibit 10.5 of the Company’s Form 8-A/ A dated August 25, 1995 filed with the Commission on August 25, 1995).

Exhibit
Number		Description

10.6	—	12/97 Amended and Restated Facilities Agreement, dated effective as of December 3, 1997, among Harbor Financial Mortgage Corporation, New America Financial, Inc., Texas Commerce Bank National Association and the other warehouse lenders party thereto. (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.7	—	Modification Agreement, dated January 26, 1998, to the Amended and Restated Facilities Agreement, dated as of December 3, 1997, among Harbor Financial Mortgage Corporation, New America Financial, Inc. and Chase Bank of Texas, National Association (formerly known as Texas Commerce Bank National Association). (incorporated herein by reference to Exhibit 10.7 of the company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.8	—	$50,000,000 3/98 Chase Texas Temporary Additional Warehouse Note, dated March 17, 1998, by Harbor Financial Mortgage Corporation and New America Financial, Inc., in favor of Chase Bank of Texas, National Association. (incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.9	—	Employment Agreement, dated as of July 1, 1997, by and between Harbor Financial Mortgage Corporation and Richard J. Gillen. (incorporated herein by reference to Exhibit 10.9 of the Company’s 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.10	—	Employment Agreement, dated as of September 8, 1997, by and between FirstCity Funding Corporation and Thomas R. Brower, with similar agreements between FC Capital Corp. and each of James H. Aronoff and Christopher J. Morrissey. (incorporated herein by reference to Exhibit 10.10 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.11	—	Shareholder Agreement, dated as of September 8, 1997, among FirstCity Funding Corporation, FirstCity Consumer Lending Corporation, Thomas R. Brower, Scot A. Foith, Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves, Stephen H. Trent and Blake P. Bozman. (incorporated herein by reference to Exhibit 10.11 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.12	—	Revolving Credit Loan Agreement, dated as of March 20, 1998, by and between FC Properties, Ltd. and Nomura Asset Capital Corporation. (incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.13	—	Revolving Credit Loan Agreement, dated as of February 27, 1998, by and between FH Partners, L.P. and Nomura Asset Capital Corporation. (incorporated herein by reference to Exhibit 10.13 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.14	—	Note Agreement, dated as of June 6, 1997, among Bosque Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque Investment Realty Partners, L.P. and Bankers Trust Company of California, N.A. (incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.15	—	60,000,000 French Franc Revolving Promissory Note, dated September 25, 1997, by J-Hawk International Corporation in favor of the Bank of Scotland. (incorporated herein by reference to Exhibit 10.15 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.16	—	Loan Agreement, dated as of September 25, 1997, by and between Bank of Scotland and J-Hawk International Corporation. (incorporated herein reference to Exhibit 10.16 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.17	—	Guaranty Agreement, dated as of September 25, 1997, by J-Hawk (incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.18	—	Guaranty Agreement, dated as of September 25, 1997, by FirstCity Financial Corporation in favor of Bank of Scotland. (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

Exhibit
Number		Description

10.19	—	Warehouse Credit Agreement, dated as of May 17, 1996, among ContiTrade Services L.L.C., N.A.F. Auto Loan Trust and National Auto Funding Corporation. (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.20	—	Funding Commitment, dated as of May 17, 1996 by and between ContiTrade Services L.L.C. and The Company. (incorporated herein by reference to Exhibit 10.20 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.21	—	Revolving Credit Agreement, dated as of December 29, 1995, by and between the Company and Cargill Financial Services Corporation, as amended by the Eighth Amendment to Revolving Credit Agreement dated February 1998. (incorporated herein by reference to Exhibit 10.21 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.22	—	Master Repurchase Agreement Governing Purchased and Sales of Mortgage Loans, dated as of July 1998, between Lehman Commercial Paper Inc. and FHB Funding Corp. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 18, 1998).
10.23	—	Warehouse Credit Agreement, dated as of April 30, 1998 among ContiTrade Services, L.L.C., FirstCity Consumer Lending Corporation, FirstCity Auto Receivables L.L.C. and FirstCity Financial Corporation. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).
10.24	—	Servicing Agreement, dated as of April 30, 1998 among FirstCity Auto Receivables L.L.C. , FirstCity Servicing Corporation of California, FirstCity Consumer Lending Corporation and ContiTrade Services L.L.C. (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).
10.25	—	Security and Collateral Agreement, dated as of April 30, 1998 among FirstCity Auto Receivables L.L.C., ContiTrade Services L.L.C. and Chase Bank of Texas, National Association. (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission August 16, 1998).
10.26	—	Loan Agreement, dated as of July 24, 1998, between FirstCity Commercial Corporation and CFSC Capital Corp. XXX (incorporated herein by reference Exhibit 10.5 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).
10.27	—	Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).
10.28	—	First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).
10.29	—	Employment Agreement, dated October 1, 1998, by and between FirstCity. Financial Mortgage Corporation, and Buddy L. Terrell (incorporated herein by reference to Exhibit 10.29 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).
10.30	—	Security Agreement, dated as of April 30, 1998 among Enterprise Funding Corporation, FCAR Receivables L.L.C., MBIA Insurance Corporation, FirstCity Funding Corporation, NationsBank N.A. and CSC Logic/ MSA LLP d/b/a Loan Servicing enterprise (incorporated herein by reference to Exhibit 10.30 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).
10.31	—	Note purchase agreement, dated March 30, 1999 among Enterprise Funding Corporation, FCAR Receivables, L.L.C. and NationsBank, N.A. (incorporated herein by reference to Exhibit 10.31 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).
10.32	—	Custodian Agreement, dated March 30, 1999, among FCAR Receivables L.L.C., FirstCity Funding Corporation, NationsBank, N.A., Enterprise Funding Corporation and Chase Bank of Texas, N.A. (incorporated herein by reference to Exhibit 10.32 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).

Exhibit
Number		Description

10.33	—	100,000,000 dollar form of note, dated March 30, 1999 among FCAR Receivables LLC, Enterprise Funding Corporation and NationsBank, N.A. (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-Q dated May 17, 1999, filed with the commission on May 17, 1999).
10.33	—	Credit agreement dated effective as of May 28, 1999 made by and among Harbor Financial Mortgage, New America Financial, Inc., FirstCity Financial Mortgage Corporation, and Guaranty Federal Bank F.S.B. as Administrative Agent and Bank One, Texas, N.A. as Collateral Agent (incorporated herein by reference to Exhibit 10.33 of the Company’s Form 10-Q dated August 16, 1999, filed with the commission on August 16, 1999).
10.34	—	Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.34 of the Company’s Form 10-Q dated August 16, 1999, filed with the Commission on August 16, 1999).
10.35	—	Amended and Restated Loan Agreement, dated December 20, 1999, by and among FirstCity Financial Corporation as Borrower and The Lenders Named Herein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 22, 1999, filed with the commission on December 28, 1999).
10.36	—	Subordinated Secured Senior Note Purchase Agreement, dated December 20, 1999, between FirstCity Financial Corporation, as Issuer and IFA Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated December 22, 1999, filed with the commission on December 28, 1999).
10.37	—	Employment Agreement, dated October 1, 1999, by and between FirstCity Commercial Corporation and Terry R. DeWitt. (incorporated herein by reference to Exhibit 10.37 of the Company’s Form 10-K dated April 6, 2000, filed with the commission on April 6, 2000).
10.38	—	Employment Agreement, dated October 1, 1999, by and between FirstCity Commercial Corporation and G. Stephen Fillip. (incorporated herein by reference to Exhibit 10.38 of the Company’s Form 10-K dated April 6, 2000, filed with the commission on April 6, 2000).
10.39	—	Shareholder Agreement, dated October 1, 1999, by and among FirstCity Holdings Corporation, FirstCity Commercial Corporation, Terry R. DeWitt, G. Stephen Fillip and James C. Holmes. (incorporated herein by reference to Exhibit 10.39 of the Company’s Form 10-K dated April 6, 2000, filed with the commission on April 6, 2000).
10.40	—	Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein by reference to Exhibit 10.40 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).
10.41	—	Contribution and Assumption Agreement by and between Consumer Corp. and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.41 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).
10.42	—	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).
10.43	—	Second Amendment to Amended and Restated Loan Agreement, dated December 20, 1999, by and among the Company, as borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company’s Form 8-K dated August 25, 2000, filed with the commission on September 11, 2000).
10.44	—	Receivables Financing Agreement, dated August 18, 2000, among Drive BOS LP, Drive Financial Services LP, each Lender, IPA Inc. and Wells Fargo Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.44 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.45	—	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

Exhibit
Number		Description

10.46	—	Second Amendment, dated as of February 16, 2001, to the Receivables Financing Agreement, dated as of August 18, 2000, among Drive BOS LP, Drive Financial Services LP the Lenders party thereto, IPA Incorporated and Wells Fargo Bank Minnesota, NA (incorporated herein by reference to Exhibit 10.46 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.47	—	Subordinate Capital Loan Agreement, dated as of February 16, 2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and IPA Incorporated (incorporated herein by reference to Exhibit 10.47 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.48	—	Amended and Restated Amendment #4 (Option and Option Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 18, 2002, filed with the Commission on January 18, 2002).
10.49	—	Confirmation Letter, dated January 28, 2002, among First City, BoS(USA) and Bank of Scotland (incorporated herein by reference to Exhibit 10.49 of the Company’s Form S-4, registration number 333-90258, filed with the Commission on June 11, 2002).
10.50	—	Commitment Letter, dated September 25, 2002, between FirstCity Financial Corporation and BoS(USA), Inc. (incorporated herein by reference to Exhibit 10.50 of the Company’s Pre-Effective Amendment No. 3 to Form S-4, registration number 333-90258, filed with the Commission on September 30, 2002).