Form 10-K
period 2002-12-31
FIRSTCITY FINANCIAL CORP
filed 2003-04-15
CIK 828678

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     The number of shares of common stock outstanding at March 26, 2003 was 11,195,076. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of the common stock on the Nasdaq National Market System, was approximately $14,314,572.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FIRSTCITY FINANCIAL CORPORATION

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1   Business....................................................     2
Item 2   Properties..................................................    12
Item 3   Legal Proceedings...........................................    12
Item 4   Submission of Matters to a Vote of Security Holders.........    13

                                  PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................    13
Item 6   Selected Financial Data.....................................    14
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    15
Item 7A  Quantitative and Qualitative Disclosures About Market
         Risk........................................................    47
Item 8   Financial Statements and Supplementary Data.................    50
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   132

                                  PART III
Item 10  Directors and Executive Officers of the Registrant..........   132
Item 11  Executive Compensation......................................   135
Item 12  Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters..................   138
Item 13  Certain Relationships and Related Transactions..............   139
Item 14  Controls and Procedures.....................................   141

                                  PART IV
Item 15  Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................   141

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     FirstCity, a Delaware corporation, is a financial services company headquartered in Waco, Texas with offices throughout the United States and Mexico and a presence in France. The Company began operating in 1986 as a specialty financial services company focused on acquiring and resolving distressed loans and other assets purchased at a discount relative to the aggregate unpaid principal balance of the loans or the appraised value of the other assets ("Face Value"). To date the Company has acquired, for its own account and through various affiliated partnerships, pools of assets or single assets (collectively referred to as "Portfolio Assets" or "Portfolios") with a Face Value of approximately $7.1 billion. The Company's servicing expertise, which it has developed largely through the resolution of distressed assets, is a cornerstone of its growth strategy. Today the Company is engaged in two principal businesses: (i) Portfolio Asset acquisition and resolution and (ii) consumer lending through the Company's minority investment in Drive Financial Services LP ("Drive"). See Note 8 of the Company's Consolidated Financial Statements for certain financial information about these two segments of the Company.

BUSINESS STRATEGY

     The Company's core business is the acquisition, management, servicing and resolution of Portfolio Assets. Key elements of the Company's overall business strategy include:

     - Increasing the Company's investments in Portfolio Assets acquired from financial institutions and government agencies, both for its own account or through investment entities formed with Cargill Financial Services Corporation ("Cargill", "CFSC" or "Cargill Financial") or one or more other co-investors, thereby capitalizing on the expertise of partners whose skills complement those of the Company.

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

BACKGROUND

     The Company began operating in the financial service business in 1986 as a purchaser of distressed assets from the Federal Deposit Insurance Corporation ("FDIC") and the Resolution Trust Corporation ("RTC"). From its original office in Waco, Texas, with a staff of four professionals, the Company's asset acquisition and resolution business grew to become a significant participant in an industry fueled by the problems experienced by banks and thrifts throughout the United States. In the late 1980s, the Company also began acquiring assets from healthy financial institutions interested in eliminating nonperforming assets from their portfolios. The Company began its relationship with Cargill in 1991. Since that time, the Company and Cargill have formed a series of Acquisition Partnerships through which they have jointly acquired over $6.2 billion in Face Value of Portfolio Assets.

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

     Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Mortgage Corp. and Capital Corp. These entities comprised the operations that were previously reported as the Company's mortgage banking operations. Because the Company formally adopted plans to discontinue the operations of Mortgage Corp. and Capital Corp., and operations at each such entity have ceased, the results of historical operations have been reflected as discontinued operations.

     On October 14, 1999, Harbor Financial Group, Inc. ("Harbor Parent"), Harbor Financial Mortgage Corporation ("Harbor") and four subsidiaries of Harbor filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. On December 14, 1999, these bankruptcy proceedings were converted to liquidation proceedings under Chapter 7 of the United States Bankruptcy Code. John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings (the "Trustee"), initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Mortgage Corp. alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers, and improper transfer of funds from the Harbor related entities to FirstCity. The claims also included fraudulent and preferential transfer of assets of the Harbor entities, fraud and conspiracy. The Trustee, FirstCity, the other defendants and the insurers providing Director's and Officer's Insurance coverage for FirstCity and its subsidiaries (the "Insurers") settled the claims brought in the adversary proceedings with the approval of the Bankruptcy Court. Under the terms of the settlement agreement, the Trustee released the defendants, their affiliates and subsidiaries from any and all claims which were brought or could have been brought by the Trustee against any of the defendants, any past and present officers and directors of FirstCity or any affiliates or subsidiaries of FirstCity.

     As a result of the liquidity constraints created by the discontinued operations of Mortgage Corp. and Capital Corp., in the third quarter of 2000, Consumer Corp. completed the sale of a 49% equity interest in its automobile finance operation to IFA Drive GP Holdings LLC ("IFA-GP") and IFA Drive LP Holdings LLC ("IFA-LP"), wholly-owned subsidiaries of BoS(USA), Inc. ("BoS(USA)"), a wholly-owned subsidiary of Bank of Scotland (together with BoS(USA), the "Senior Lenders"), for a purchase price of $15 million cash. The transaction generated $75 million in cash and resulted in a gain of $12.1 million ($4 million was deferred and recognized in the December 2002 recapitalization discussed below). Simultaneously, the Senior Lenders and the Company completed a debt restructure whereby the Company reduced the outstanding debt under its senior and subordinate facilities from $113 million to approximately $44 million. The Company also retired approximately $6.4 million of debt owed to other lenders.

     In December 2002, FirstCity completed a recapitalization in which holders of FirstCity's redeemable preferred stock, par value $.01 per share ("New Preferred Stock"), representing 89.3% of the 1,222,901 share previously outstanding, exchanged 1,092,210 shares of New Preferred Stock for 2,417,388 shares of common stock and $10.5 million. Upon the completion of the recapitalization, 130,691 shares of New Preferred Stock remained outstanding. As a result, common equity was increased by $18.9 million. FirstCity also recognized the $4 million gain (previously deferred) from the release of its guaranty of Drive's indebtedness to BoS(USA). BoS(USA)'s warrant to purchase 1,975,000 shares on non-voting common stock was cancelled. FirstCity also acquired the minority interest in FirstCity Holdings held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom are Senior Vice Presidents of FirstCity by issuing 400,000 shares of common stock of the Company and a note payable, to be periodically redeemed by the Company for an aggregate of up to $3.2 million in accordance with certain cash collections from servicing income from Portfolio asset acquisitions in Mexico.

     As a part of the recapitalization, BoS(USA) provided a non-recourse loan in the amount of $16 million to FirstCity which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity's debt to the Senior Lenders. The $16 million loan is secured by a 20% interest in Drive (64.51% of FirstCity's remaining 31% interest in Drive) and other assets of Consumer Corp. to allow BoS(USA) to realize upon the 20% Drive interest in the event of default by FirstCity. In connection with the $16 million loan, FirstCity is obligated to pay an arrangement fee to BoS(USA) equal to 20% of all amounts received by FirstCity in excess of $16 million from any sale or other disposition of FirstCity's 20% interest in Drive and all dividends and other distributions paid by Drive or its general partner on FirstCity's 20% interest in Drive.

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     The Company engages in the Portfolio Asset acquisition and resolution business through its wholly owned subsidiary, FirstCity Commercial Corporation, and its subsidiaries ("Commercial Corp."). In the Portfolio Asset acquisition and resolution business Commercial Corp. acquires and resolves portfolios of performing and nonperforming commercial and consumer loans and other assets that are generally acquired at a discount to Face Value. Purchases may be in the form of pools of assets or single assets. Performing assets are those as to which debt service payments are being made in accordance with the original or restructured terms of such assets. Nonperforming assets are those as to which debt service payments are not being made in accordance with the original or restructured terms of such assets, or as to which no debt service payments are being made. Portfolios are designated as nonperforming unless substantially all of the assets comprising the Portfolio are performing. Once a Portfolio has been designated as either performing or nonperforming, such designation is generally not changed for accounting purposes regardless of the performance of the assets comprising the Portfolio. Portfolios are either acquired for Commercial Corp.'s own account or through investment entities formed with Cargill or one or more other co-investors (each such entity, an "Acquisition Partnership"). See
"-- Relationship with Cargill". To date, Commercial Corp. and the Acquisition Partnerships have acquired over $7.1 billion in Face Value of assets, with FirstCity's equity investment being $235 million.

  SOURCES OF ASSETS ACQUIRED

     In the early 1990s large quantities of nonperforming assets were available for acquisition from the RTC and the FDIC. Since 1993, sellers of nonperforming assets have included private sellers as well as government agencies such as the Small Business Administration. Private sellers include financial institutions, insurance companies, and other institutional lenders, both in the United States and in various foreign countries. As a result of mergers, acquisitions and corporate downsizing efforts, other business entities frequently seek to dispose of excess real estate or other financial assets not meeting the strategic needs of a seller. Sales of such assets improve the seller's balance sheet, reduce overhead costs, reduce staffing requirements and avoid management and personnel distractions associated with the intensive and time-consuming task of resolving loans and disposing of real estate. Consolidations within a broad range of industries, especially banking, have augmented the trend of financial institutions and other sellers packaging and selling asset portfolios to investors as a means of disposing of nonperforming loans or other surplus or non-strategic assets.

  PORTFOLIO ASSETS

     Commercial Corp. acquires and manages Portfolio Assets, which are generally purchased at a discount to Face Value by Commercial Corp. or through Acquisition Partnerships. The Portfolio Assets are generally nonhomogeneous assets, including loans of varying qualities that are unsecured or secured by diverse collateral types and real estate. Some of the secured Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on real estate, business assets or other collateral cash flow. Consumer loans may be secured (by real or personal property) or unsecured. Portfolio Assets may be designated as performing or nonperforming. Commercial Corp. generally expects to resolve Portfolio Assets within five years after purchase.

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

     Commercial Corp. also seeks to capitalize on emerging opportunities in foreign countries in which the market for nonperforming loans of the type generally purchased by Commercial Corp. is less efficient than the market for such assets in the United States. Through December 31, 2002, Commercial Corp. has acquired, with Cargill and a local French partner, fifteen Portfolios in France consisting of approximately 26,000 assets for an aggregate purchase price of approximately $358 million. These assets had a Face Value of approximately $1.4 billion. Commercial Corp.'s share of the equity interest in the Portfolios acquired in France ranges from 10% to 33.33% and Commercial Corp. has made a total equity investment in these Portfolios of approximately $28.6 million. Commercial Corp. owns a 10% interest in MCS et Associates ("MCS"), a French asset servicing company, and Commercial Corp. is, in conjunction with MCS and Cargill, actively pursuing opportunities to purchase additional pools of Portfolio Assets in France and other areas of Western Europe. In addition, Commercial Corp. has formed a Mexican asset servicing company, which has offices in Guadalajara and Mexico City, Mexico, that facilitates Commercial Corp.'s participation in acquisition of Portfolios in Mexico. Through December 31, 2002, Commercial Corp. and its various partners have acquired ten Portfolios in Mexico consisting of an aggregate of approximately 49,000 assets for an aggregate purchase price of approximately $426 million. These assets had a Face Value of approximately $2.2 billion. Commercial Corp.'s share of the equity interest in the Portfolios acquired in Mexico ranges from 3.2% to 25%, and Commercial Corp. has made a total investment in these Portfolios of approximately $31 million.

     The following table presents selected data for the Portfolio Assets acquired by Commercial Corp.

                                PORTFOLIO ASSETS

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                        2002       2001        2000
                                                      --------   --------   ----------
                                                           (DOLLARS IN THOUSANDS)
Face Value..........................................  $702,019   $766,904   $1,578,932
Total purchase price................................  $171,769   $224,927   $  394,927
Total equity invested(1)............................  $ 66,932   $139,273   $  341,736
Commercial Corp. equity invested....................  $ 16,717   $ 24,319   $   22,140
Total number of Portfolio Assets....................    11,453      8,099       47,320

---------------

(1) Includes investments made in the form of equity and notes receivable from the Acquisition Partnerships payable to affiliates of the Company.

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

     Commercial Corp. identifies investment opportunities in foreign markets in much the same manner as in the United States. In varying degrees of volume and efficiency, the markets of Europe, Asia, and Latin America all include sellers of nonperforming assets. In some countries, such as Mexico, the government has taken a very active role in the management and orderly disposition of these types of assets. Commercial Corp.'s established presence in Mexico and France provides a strong base for the identification, valuation, and acquisition of assets in those countries, as well as in adjacent markets. Commercial Corp. continues to identify partners who have contacts within various foreign markets and can or assist in locating Portfolio Asset opportunities with Commercial Corp.

  ASSET ANALYSIS AND UNDERWRITING

     Prior to making an offer to acquire any Portfolio, Commercial Corp. performs an extensive evaluation of the assets that comprise the Portfolio. If, as is often the case, the Portfolio Assets are nonhomogeneous, Commercial Corp. will evaluate all individual assets determined to be significant to the total of the proposed purchase. If the Portfolio Assets are homogenous in nature, a sample of the assets comprising the Portfolio may be selected for evaluation. The evaluation of individual assets generally includes analyzing the credit and collateral file or other due diligence information supplied by the seller. Based upon such seller-provided information, Commercial Corp. will undertake additional evaluations of the asset, that, to the extent permitted by the seller, will include site visits to, and environmental reviews of the property securing the loan or the asset proposed to be purchased. Commercial Corp. will also analyze relevant local economic and market conditions based on information obtained from its prior experience in the market or from other sources, such as local appraisers, real estate principals, realtors and brokers.

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

     The analysis and underwriting procedure in foreign markets follows the same extensive diligence philosophy as that employed by the Company domestically. Additional risks are evaluated in foreign markets, including currency strength, short and long-term market stability and political concerns. These risks are evaluated and priced into the cost of the acquisition.

  SERVICING

     After a Portfolio is acquired, Commercial Corp. assigns the Portfolio Assets to account servicing officers who are independent of the personnel that performed the due diligence evaluation in connection with the purchase of the Portfolio. Portfolio Assets are serviced either at the Company's headquarters or in one of Commercial Corp.'s other offices. Commercial Corp. generally establishes servicing operations in locations in close proximity to significant concentrations of Portfolio Assets. Most of such offices are considered temporary and are reviewed for closing after the assets in the geographic region surrounding the office are substantially resolved. The assigned account servicing officer develops a business plan and budget for each asset based upon an independent review of the cash flow projections developed during the investment evaluation, physical inspections of assets or collateral underlying the related loans, evaluation of local market conditions and discussions with the relevant borrower. Budgets are periodically reviewed and revised as necessary. Commercial Corp. employs loan-tracking software and other operational systems that are generally similar to systems used by commercial banks, but which have been enhanced to track both the collected and the projected cash flows from Portfolio Assets.

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

  STRUCTURE AND FINANCING OF PORTFOLIO ASSET PURCHASES

     Portfolio Assets are either acquired for the account of a subsidiary of Commercial Corp. or through the Acquisition Partnerships. Portfolio Assets owned directly by a subsidiary of Commercial Corp. may be funded with loans made by Commercial Corp. to its subsidiaries, equity financing provided by an affiliate of Cargill, BOS(USA) or other third parties and secured debt that is recourse only to the Acquisition Partnership.

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

     Senior secured acquisition financing currently provides the majority of the funding for the purchase of Portfolios. FirstCity and the Acquisition Partnerships have relationships with a number of senior lenders including Cargill. Senior acquisition financing is obtained at variable interest rates ranging from LIBOR to prime based pricing with negotiated spreads to the base rates. The final maturity of the senior secured acquisition debt is normally two years from the date of funding of each advance under the facility. The terms of the senior acquisition debt of the Acquisition Partnerships may allow, under certain conditions, distributions to equity partners before the debt is repaid in full.

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

     In foreign markets, Commercial Corp. conducts cautious analysis with respect to the establishment of ownership structures. Prior to investment, Commercial Corp., in conjunction with its co-investors, performs significant due diligence and planning on the tax, licensing, and other ownership issues of the particular country. As in the United States, each foreign Acquisition Partnership is a separate legal entity, generally formed as the equivalent of a limited liability company or a liquidating trust. Over the years, Commercial Corp. has cultivated successful relationships with several investors in its international acquisitions.

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

     Under a Right of First Refusal Agreement and Due Diligence Reimbursement Agreement effective as of January 1, 1998, as amended (the "Right of First Refusal Agreement") among the Company, FirstCity Servicing Corporation, Cargill and its wholly owned subsidiary CFSC Capital Corp. II ("CFSC"), if the Company receives an invitation to bid on or otherwise obtains an opportunity to acquire interests in loans, receivables, real estate or other assets located in the United States, Canada, Latin America, or the Caribbean in which the aggregate amount to be bid exceeds $4 million, or $500 thousand for consumer assets, the Company is required to follow a prescribed notice procedure pursuant to which CFSC has the option to participate in the proposed purchase by requiring that such purchase or acquisition be effected through an Acquisition Partnership formed by the Company and Cargill (or an affiliate). The Right of First Refusal Agreement does not prohibit the Company from holding discussions with entities other than CFSC regarding potential joint purchases of interests in loans, receivables, real estate or other assets, provided that any such purchase is subject to CFSC's right to participate in the Company's share of the investment. The Right of First Refusal Agreement further provides that, subject to certain conditions, CFSC will pay to the Company a monthly amount to cover due diligence expense, plus 50% of the third party due diligence expenses incurred by the Company in connection with proposed asset purchases. The Right of First Refusal Agreement is a restatement and extension of a similar agreement entered into among the Company, certain members of the Company's management and Cargill in 1992. The Right of First Refusal Agreement has a termination date of February 1, 2006 and will renew automatically for an additional year on an annual basis thereafter unless either party gives notice to the other of its desire to discontinue the arrangement six months prior to the termination date.

     Future increases in the Company's investments in Portfolio Assets acquired from institutions and government agencies may be obtained through investment entities formed with Cargill, whereby Cargill shares a general partner interest, thereby capitalizing on the expertise of Cargill whose skills complement those of the Company.

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

CONSUMER LENDING

     The Company historically conducted all of its consumer receivable origination activities through Consumer Corp. Consumer Corp.'s focus had been on the origination and servicing of sub-prime consumer automobile loans. Such loans are extended to borrowers who evidence an ability and willingness to repay credit, but have experienced an adverse event, such as a job loss, illness or divorce, or have had past credit problems, such as delinquency, bankruptcy, repossession or charge-offs. In the third quarter of 2000, Consumer Corp. formed Drive and transferred the entire operations of its automobile finance platform to Drive. Consumer Corp. sold a 49% equity interest in Drive IFA-GP and IFA-LP, subsidiaries of BoS(USA), a wholly owned subsidiary of Bank of Scotland. See "Background" for additional information related to formation and structure of Drive. As a result of the sale, the majority of Consumer Corp.'s operations have been accounted for under the equity method since August 1, 2000.

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

     During 2002, Drive elected not to use gain on sale treatment when assets were securitized. Instead, Drive pursued a strategy to grow the balance sheet and record interest income from loans and interest expense on the related debt as incurred to build an earnings stream over time.

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

     Consumer Lending -- The automobile finance industry is the second largest consumer finance market in the United States. The vast majority of automobile financing is provided by captive finance subsidiaries of major auto manufacturers, banks, and credit unions for vehicles purchased by "A" credit consumers or "prime" consumers. Primary lenders tend to avoid or do not consistently serve the sub-prime market, in which predominantly used automobiles are purchased by borrowers with "B," "C," or "D" credit. The sub-prime consumer market estimated at approximately $60 billion per year is served mainly by independent finance companies such as Drive.

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

     Drive is currently represented in 20 states with concentrations in the Texas, California, Georgia and North Carolina markets, which represent 34%, 14%, 6% and 6% respectively of business written in the last year. Drive purchased $415 million in receivable contracts in 2002, which represents a fraction of 1% of the potential market. The Company believes there is ample room to grow both in current markets and in new markets not yet serviced. Sub-prime competition varies from market to market, but the largest competitors seen in most markets include Americredit Corporation, Household Finance, WFS Finance and Capital One. Each of these competes in a different credit sector within Drive's market and all are currently moving upwards in the credit cycle as the economy changes. Drive believes it has opportunities to grow its market share, at the lowest end of the credit spectrum, through controlled use of its business model.

EMPLOYEES

     The Company had 242 employees as of December 31, 2002. No employee is a member of a labor union or party to a collective bargaining agreement. The Company believes that its employee relations are good.

RELATIONSHIP WITH THE BANK OF SCOTLAND

     FirstCity has had a significant relationship with the Bank of Scotland or its subsidiaries since September 1997. In connection with the recapitalization, FirstCity and the Senior Lenders entered into a loan agreement that refinanced the Company's existing debt with the Senior Lenders ($50 million outstanding at December 31, 2002). The Senior Lenders also provided new financing to FirstCity, with a total commitment of up to $59 million, consisting of (a) a $5 million revolving credit loan and (b) an acquisition term loan in an amount up to $54 million, which were both unfunded as of December 31, 2002. The aggregate amount of outstanding loans under the total commitment by the Senior Lenders for the refinancing and the new financing at any time may not exceed $77 million.

     BoS(USA) has a warrant to purchase 425,000 shares of the Company's voting Common Stock at $2.3125 per share. BoS(USA) is entitled to additional warrants in connection with the existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's voting Common Stock.

     Drive has a warehouse line of credit with BoS(USA), which provides borrowings up to $200 million (increased from $150 million in May 2002). Drive's obligation under this arrangement at December 31, 2002 was $160 million. The debt is secured by Drive's retail installment contracts and has been extended to July 2003. Effective February 28, 2003, Drive's warehouse line of credit agreement with BoS(USA) was amended. The amendment increased the borrowing limits up to $250 million and changed the maturity date to February 27, 2004.

     In addition, with respect to Drive, BoS(USA) has entered into certain agreements with Drive (the "Sponsor Agreements") that require BoS(USA), under certain circumstances to (a) purchase nonconforming contracts in the event that the seller, the servicer, or the related originator fails to repurchase any contract that is required to be repurchased, (b) pay certain premiums and other expenses, (c) indemnify the collateral agent and the insurance provider from certain types of losses, and (d) to make certain secondary servicer advances. BoS(USA) has required FirstCity to indemnify BoS(USA) for 31% (the amount of its direct and indirect ownership in Drive) of any losses resulting under the terms of the Sponsor Agreements. To date, FirstCity has not paid any amounts in connection with its obligations pursuant to the Sponsor Agreements.

     BoS(USA) has also entered into agreements to pay certain fees and expenses, to repurchase contracts under certain circumstances and to indemnify other parties to certain securitizations of Drive from certain liabilities pursuant to the securitization documents. BoS(USA) has required FirstCity to indemnify

BoS(USA) for 31% (the ownership interest held directly and indirectly by Consumer Corp. In Drive) of any losses suffered by BoS(USA) under those agreements. To date, FirstCity has not paid any amounts in connection with its obligations pursuant to the those agreements.

ITEM 2. PROPERTIES

     The Company leases all its office locations. The Company leases its current headquarters building from a related party under a noncancellable operating lease, which expires December 31, 2006. All leases of the other offices of the Company and subsidiaries expire prior to 2005. The following is a list of the Company's principal physical properties leased as of December 31, 2002.

LOCATION                                   FUNCTION                   BUSINESS SEGMENT
--------                                   --------                   ----------------
Waco, Texas.................  Executive Offices                     Corporate/Commercial
Golden Valley, Minnesota....  Servicing Offices                     Commercial
Richmond, Virginia..........  Servicing Offices                     Commercial
Guadalajara, Mexico.........  Servicing Offices                     Commercial
Mexico City, Mexico.........  Servicing Offices                     Commercial
Dallas, Texas...............  Drive Executive & Servicing Offices   Consumer
Cypress, California.........  Drive Servicing Offices               Consumer

ITEM 3. LEGAL PROCEEDINGS

     On October 14, 1999, Harbor Financial Group, Inc. ("Harbor Parent"), Harbor Financial Mortgage Corporation ("Harbor") and four subsidiaries of Harbor filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On December 14, 1999, the bankruptcy proceedings were converted to liquidation proceedings under Chapter 7 of the United States Bankruptcy Code. John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings (the "Trustee"), initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Harbor alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers, and improper transfer of funds from the Harbor related entities to FirstCity. The claims also included fraudulent and preferential transfer of assets of the Harbor entities, fraud and conspiracy. The Trustee, FirstCity, the other defendants and the insurers providing Director's and Officer's Insurance coverage for FirstCity and its subsidiaries (the "Insurers") agreed to a settlement and compromise of the claims brought in the adversary proceedings, which was approved by the Bankruptcy Court. Under the terms of the settlement agreement, the Trustee released the defendants, their affiliates and subsidiaries from any and all claims which were brought or could have been brought by the Trustee against any of the defendants, any past and present officers and directors of FirstCity or any affiliates or subsidiaries of FirstCity in consideration of (i) the payment of the sum of $3,575,000 by the Insurers to the Trustee, (ii) a payment by FirstCity to the Trustee in the sum of $225,000, and (iii) the release of any and all claims of FirstCity and its affiliates and subsidiaries and of the individual defendants in the bankruptcy proceedings against the Trustee, including administrative and expense claims, with the exception of a portion of the administrative claim of FirstCity as noted below. FirstCity's administrative claim in the Bankruptcy Case was allowed in the amount of $300,000, which claim FirstCity assigned to the Insurers and was paid by the Trustee directly to the Insurers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders (the "Annual Meeting") on December 17, 2002. The following items for business were considered at the Annual Meeting.

(a) ELECTION OF DIRECTORS

     The following were elected as directors to serve as members of the Company's Board of Directors until the Company's 2003 annual meeting of stockholders. The number of votes cast for each nominee was as follows:

                                                                     VOTES
NOMINEE                                                 VOTES FOR   AGAINST   ABSTAINED
-------                                                 ---------   -------   ---------
James R. Hawkins......................................  6,459,638   162,000       0
C. Ivan Wilson........................................  6,459,638    52,000       0
James T. Sartain......................................  6,459,638   162,000       0
Richard E. Bean.......................................  6,459,638    52,000       0
Dane Fulmer...........................................  6,459,638    52,000       0
Robert E. Garrison II.................................  6,459,638    52,000       0
Jeffery D. Leu........................................  6,459,638    52,000       0

(b) RATIFICATION OF APPOINTMENT OF AUDITORS

     A proposal to ratify the Board of Directors' appointment of KPMG LLP as the Company's independent auditors for 2002 was approved by the stockholders. The number of votes for the proposal: 6,580,995; votes against: 17,543; abstentions:
23,100.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                        COMMON AND PREFERRED STOCK DATA

     The Company's common stock, $.01 par value per share ("Common Stock"), and redeemable preferred stock, par value $.01 per share ("New Preferred Stock") are listed on the Nasdaq National Market System under the symbols FCFC and FCFCO, respectively. The number of holders of record of Common Stock on March 12, 2003 was approximately 527. High and low stock prices for the Common Stock and New Preferred Stock in 2002 and 2001 are displayed in the following table:

                                                            2002             2001
                                                       --------------   --------------
                                                        MARKET PRICE     MARKET PRICE
                                                       --------------   --------------
QUARTER ENDED                                           HIGH     LOW     HIGH     LOW
-------------                                          ------   -----   ------   -----
Common Stock:
  March 31...........................................  $ 1.52   $1.07   $ 2.03   $1.00
  June 30............................................    1.39    0.74     1.74    1.00
  September 30.......................................    1.30    0.40     2.00    1.35
  December 31........................................    1.41    0.40     2.00    0.90
New Preferred Stock:
  March 31...........................................  $10.30   $7.00   $10.31   $7.06
  June 30............................................   10.50    5.30     8.74    7.25
  September 30.......................................   12.78    8.50     8.50    5.00
  December 31........................................   14.60    9.00     8.63    6.05

     The Company has never declared or paid a dividend on the Common Stock. The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate that it will declare or pay any dividends on the Common Stock in the foreseeable future. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. The Company's loan facilities with the Senior Lenders and certain other credit facilities to which the Company and its subsidiaries are parties contain restrictions relating to the payment of dividends and other distributions. In the third quarter of 1999, dividends on the New Preferred Stock were suspended. Given the continued high debt levels of the Company, and management's priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on shares of New Preferred Stock will be paid in 2003.

     FirstCity also acquired the minority interest in FirstCity Holdings held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom are Senior Vice Presidents of FirstCity by issuing 400,000 shares of unregistered common stock of the Company and a note payable, to be periodically redeemed by the Company for an aggregate of up to $3.2 million in accordance with certain cash collections from servicing income from Portfolio asset acquisitions in Mexico. The sale of the 400,000 shares of Common Stock was an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

     In December 2002, FirstCity completed a recapitalization in which holders of the New Preferred Stock exchanged 1,092,210 shares of New Preferred Stock, representing 89.3% of the 1,222,901 shares previously outstanding, for 2,417,388 shares of common stock and $10.5 million. As a result, common equity was increased by $18.9 million. Upon the completion of the recapitalization, 130,691 shares of New Preferred Stock remained outstanding. FirstCity also recorded a $4 million gain from the release of its guaranty of Drive's indebtedness to BoS(USA). BoS(USA)'s warrant to purchase 1,975,000 shares of non-voting common stock was cancelled in connection with the recapitalization. FirstCity issued 400,000 shares of common stock to acquire the minority interest in FirstCity Holdings Inc.

     Simultaneously with the closing of the exchange offer for New Preferred Stock in December 2002 and the other transactions contemplated by the recapitalization, FirstCity and the Senior Lenders entered into a loan agreement that refinanced the Company's existing financings with the Senior Lenders. The Senior Lenders also provided new financing to FirstCity, with a total commitment by Bank of Scotland of up to $59 million, consisting of (a) a $5 million revolving credit loan and (b) an acquisition term loan in an amount up to $54 million. The aggregate amount of outstanding loans under the total commitment by the Senior Lenders for the refinancing and the new financing at any time may not exceed $77 million.

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

     On October 14, 1999, Harbor Financial Group, Inc. ("Harbor Parent"), Harbor Financial Mortgage Corporation ("Harbor") and four subsidiaries of Harbor filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. On December 14, 1999, these bankruptcy proceedings were converted to liquidation proceedings under Chapter 7 of the United States Bankruptcy Code. John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings (the "Trustee"), initiated adversary proceedings on May 25, 2001 alleging various claims against FirstCity and various current and former directors and officers of FirstCity and Mortgage Corp. The Trustee, FirstCity, the other defendants and the insurers providing Director's and Officer's Insurance coverage for FirstCity and its subsidiaries (the "Insurers") settled the all claims brought in the adversary proceedings with the approval of the Bankruptcy Court. Under the terms of the settlement agreement, the Trustee released the defendants, their affiliates and subsidiaries from any and all claims which were brought or could have been brought by the Trustee against any of the defendants, any past and present officers and directors of FirstCity or any affiliates or subsidiaries of FirstCity. FirstCity did not guarantee the indebtedness of Mortgage Corp. and has previously reached agreement with its Senior lenders to permanently waive any events of default related to Mortgage Corp., including bankruptcy.

     The Selected Financial Data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 and with the related Consolidated Financial Statements and Notes thereto under Item 8 of this Annual Report on Form 10-K, respectively.

                            SELECTED FINANCIAL DATA

                                           2002       2001       2000       1999        1998
                                         --------   --------   --------   ---------   --------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues(2)............................  $ 35,988   $ 38,411   $ 53,009   $  58,928   $ 51,544
Expenses...............................    28,688     33,860     56,288      58,197     51,719
Earnings (loss) from continuing
  operations(2)........................     5,943      2,171    (10,900)     (5,819)       785
Loss from discontinued operations......    (9,714)    (5,200)    (5,000)   (102,337)   (20,977)
Net loss...............................    (3,771)    (3,029)   (15,900)   (108,156)   (20,192)
Redeemable preferred dividends.........     2,478      2,568      2,568       2,568      5,186
Net loss to common stockholders(1).....    (6,249)    (5,597)   (18,468)   (110,724)   (25,378)
Earnings (loss) from continuing
  operations before accounting change
  per common share --
  Basic(1).............................      0.40      (0.01)     (1.61)      (0.92)     (0.58)
  Diluted(1)...........................      0.40      (0.01)     (1.61)      (0.92)     (0.58)
Net loss per common share --
  Basic(1).............................     (0.74)     (0.67)     (2.21)     (13.33)     (3.35)
  Diluted(1)...........................     (0.74)     (0.67)     (2.21)     (13.33)     (3.35)
Dividends per common share.............        --         --         --          --         --
At year end:
  Total assets.........................   126,456    138,893    140,991     230,622    336,643
  Total notes payable..................    96,673     91,209     93,764     169,792    165,922
  Preferred stock......................     3,705     32,101     29,533      26,965     26,323
Total common equity....................    18,752      3,877      8,478      26,587    136,955

---------------

(1) Includes $1.2 million of deferred tax benefits related to the recognition of benefits to be realized from net operating loss carryforwards (NOLs) in 1998 and deferred tax provisions of $7.0 million and $4.9 million, respectively, in 2000 and 1999.

(2) Refer to SFAS 145 for 2000 reclassification as discussed in note 1(r) to the consolidated financial statements.

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

     As a result of the significant period to period fluctuations in the revenues and earnings of the Company's Portfolio Asset acquisition and resolution business, the sale of the interest in the automobile finance operation, and the timing of securitization transactions and structuring of Drive, period to period comparisons of the Company's results of continuing operations may not be meaningful.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Annual Report on Form 10-K.

  2002 COMPARED TO 2001

     The Company reported earnings from continuing operations of $5.9 million, including a $4 million gain from the release of its guaranty of Drive's indebtedness, in 2002 compared to $2.2 million in 2001. Loss from discontinued operations was $9.7 million in 2002 and $5.2 million in 2001. Net loss to common stockholders was $6.2 million in 2002 compared to $5.6 million in 2001. On a per share basis, basic and diluted net loss attributable to common stockholders was $.74 in 2002 compared to $.67 in 2001.

  Portfolio Asset Acquisition and Resolution

     The operating contribution of $11.2 million in 2002 increased by $3.5 million, or 45%, compared with 2001. Commercial Corp. purchased $172 million of Portfolio Assets during 2002 through the Acquisition Partnerships compared to $225 million in acquisitions in 2001. Commercial Corp.'s investment in Portfolio Assets decreased to $9.8 million in 2002 from $14.2 million in 2001 as a result of normal liquidation. Commercial Corp. invested $16.7 million in equity in Portfolio Assets in 2002 compared to $24.3 million in 2001.

     Servicing fee revenues. Servicing fee revenues increased by 32% to $12.7 million in 2002 from $9.6 million in 2001 primarily as a result of increased collections in domestic Acquisition Partnerships. In June 2002, three domestic Acquisition Partnerships completed a bulk loan sale of performing and non-performing Portfolio Assets with a carrying value of $59 million for proceeds of $71 million. As a result of the sale, the Company recorded servicing fee revenues of $.9 million. Also, FirstCity received higher service fees on one portfolio acquired in 2002 due to the type of assets and level of servicing required on each asset.

     Gain on resolution of Portfolio Assets. The net gain on resolution of Portfolio Assets was flat from year to year.

     Equity in earnings of investments. Equity in earnings of Acquisition Partnerships decreased 14% to $8.4 million in 2002 compared to $9.7 million in 2001. Net loss in the combined Acquisition Partnerships was $13.2 million in 2002 compared to earnings of $14.2 million in 2001 due to significant losses in Mexico, in which the Company has smaller equity investments compared to investments in the United States and France. See Note 6 of the Company's consolidated financial statements for a comparison of earnings of the Acquisition Partnerships and equity in earnings of those entities summarized by geographic region. Equity in earnings of Servicing Entities was $.8 million in 2002 compared to $1.0 million in 2001.

     Interest income. Interest income decreased $.7 million or 12% due to average balances in Portfolio Assets and loans receivable decreasing to $31.6 million in 2002 from $40.7 million in 2001.

     Gain on sale of interest in equity investments. During 2002, the Company sold its investment in eight French Acquisition Partnerships to existing investors in those entities. FirstCity received proceeds of $3.4 million on the sale resulting in a gain of $1.8 million. During 2001, the Company sold equity investments in two domestic Acquisition Partnerships for $7.6 million resulting in a gain of $3.3 million.

     Operating expenses. Operating expenses decreased $3.9 million or 16% primarily as a result of decreased debt costs and lower write-downs of Portfolio Assets, offset by increased operating costs in Mexico.

     Interest and fees on notes payable decreased $1.2 million or 29% due to average debt for 2002 decreasing to $28.9 million from $42.3 million in 2001. Also, the average cost of borrowing decreased from 9.8% in 2001 to 9.2% in 2002.

     Salaries and benefits increased $1.9 million or 25% primarily due to increased servicing personnel in Mexico. Total personnel within the Portfolio Asset acquisition and resolution segment increased from 150 at year end 2001 to 212 at year end 2002, with the personnel in Mexico increasing from 81 at year end 2001 to 137 at year end 2002.

     The provision for loan and impairment losses was $.3 million in 2002 compared to $3.3 million in 2001.

     Minimal provisions were recorded in 2002 for performing and non-performing Portfolios, as the economic conditions during that period did not negatively impact the Company's expectation of future cash flows. In 2001, provisions of $1.6 million in four non-performing Portfolios and $.6 million in two performing Portfolios were recorded as estimated future collections were reduced primarily due to the Company accepting discounted payoffs in lieu of extended payouts. Impairment on performing Portfolio Assets is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans' risk adjusted rates, which approximates the effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. The evaluation of impairment on non-performing Portfolios is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the non-performing pool. The expected future cash flows are reviewed monthly and adjusted as deemed necessary. Changes in various factors including, but not limited to, economic conditions, deterioration of collateral values, deterioration in the borrowers financial condition and other conditions described in the risk factors discussed later in this document, could have a negative impact on the estimated future cash flows of the Portfolio. Significant decreases in estimated future cash flows can reduce a Portfolio's present value to below the Company's carrying value of that Portfolio, causing impairment.

     The Company recorded permanent valuation impairments of $.2 million in 2002 and $1.1 million in 2001 on one real estate Portfolio due to deterioration of property values and market conditions, as well as additional expected disposal costs. For real estate Portfolios, the evaluation of impairment is determined quarterly based on the review of the estimated future cash receipts less estimated costs to sell, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified.

     Impairment on loans receivable from Acquisition Partnerships is determined based on the review of the estimated future cash receipts of the underlying nonperforming Portfolio Assets of each related Acquisition Partnership. Principally all of the loans receivable are from certain Acquisition Partnerships located in Mexico. The cash flows used to pay down these loans come from collections received on non-performing Portfolio Assets owned by the Acquisition Partnerships. The estimated future cashflows of Portfolio Assets owned by Acquisition Partnerships are reviewed in a similar manner to Portfolio Assets owned by the Company. No impairment was required in 2002 and 2001 as the estimated future cash flows from the underlying Portfolio Assets of the Acquisition Partnerships supported the pay-down of the loans receivable from Acquisition Partnerships.

     Occupancy, data processing and other expenses decreased $1.7 million or 18% during the period due to a decrease in servicing fee expense in Mexico of $2.9 million offset by increases in foreign currency exchange rate expense of $.5 million, minority interest expense of $.3 million, occupancy expense of $.3 million and travel expense of $.1 million. In 2001 fees to third party servicers in Mexico were paid by the Company through August of 2001,from September 2001 to the present the Mexican Acquisition Partnerships have paid third party servicers directly.

  Consumer Lending

     The operating contribution for 2002 was $3.5 million compared to $4.4 million (net of a $.3 million cumulative effect of accounting change) during 2001.

     Equity in earnings of investment. FirstCity recorded equity in loss of Drive of $.5 million in 2002 compared to equity in earnings of $5.9 million in 2001. Drive recorded a net loss of $1.6 million in 2002 compared to earnings of $14.5 million in 2001. In 2002, Drive structured its securitizations as financings and did not to use gain on sale treatment when assets were securitized. Drive pursued a strategy to grow the balance sheet and record interest income from loans and interest expense on the related debt as incurred to build an earnings stream over time.

     Gain on sale of interest in Drive. FirstCity recognized a $4 million deferred gain in the fourth quarter of 2002 as a result of the release of FirstCity's guaranty of a $60 million loan to Drive by BoS(USA). The guaranty was released in connection with the closing of the Company's recapitalization in December 2002.

     Operating expenses. Total operating expenses declined primarily as a result of minority interest income of $.1 million in 2002 compared to minority interest expense of $1.1 million in 2001. Minority interest expense is directly attributable to earnings and losses of Drive.

  Other Items Affecting Operations

     The following items affect the Company's overall results of operations and are not directly related to any one of the Company's businesses discussed above.

     Corporate overhead. Company level interest expense decreased by 17% to $3.9 million in 2002 from $4.6 million in 2001 as a result of lower levels of debt. Other corporate overhead expenses were flat from year to year.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in 2002 and 2001.

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

     Operating expenses. Operating expenses increased $6.7 million or 38% primarily as a result of increased debt costs, the write-down of a Portfolio Asset, and increased operating costs in Mexico.

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

     Impairment on loans receivable from Acquisition Partnerships is determined based on the review of the estimated future cash receipts of the underlying nonperforming Portfolio Assets of each related Acquisition Partnership. Principally all of the loans receivable are from certain Acquisition Partnerships located in Mexico. The cash flows used to pay down these loans come from collections received on non-performing Portfolio Assets owned by the Acquisition Partnerships. The estimated future cashflows of Portfolio Assets owned by Acquisition Partnerships are reviewed in a similar manner to Portfolio Assets owned by the Company. No impairment was required in 2001 and 2000 as the estimated future cash flows from the underlying Portfolio Assets of the Acquisition Partnerships supported the pay-down of the loans receivable from Acquisition Partnerships.

     Occupancy, data processing and other expenses increased $2.4 million or 34% during the period due to increased operations in Mexico.

  Consumer Lending

     The operating contribution for 2001 was $4.4 million (net of a $.3 million cumulative effect of accounting change) compared to $10.4 million during 2000. In 2001, the contribution resulted primarily from equity in earnings of $5.9 million from Drive. The automobile finance operations were consolidated with the Company until the Company's sale of a 49% interest in Drive on August 1, 2000.

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

     Corporate overhead. Other revenue of $1.7 million in 2000 consisted of $.8 million gain on early debt extinguishment, $.6 million from the sale of other assets and $.3 million in management fee income paid to the Company by certain Acquisition Partnerships. Company level interest expense decreased by 62% to $4.6 million in 2001 from $12.2 million in 2000 as a result of lower levels of debt. Other corporate overhead expenses declined $1.7 million.

     Income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in 2001 and a $7.0 million deferred tax provision in 2000.

ANALYSIS OF REVENUES AND EXPENSES

     The Company reported a net loss to common stockholders for 2002 of $6.2 million. As a result of the sale of interest in the automobile finance operation, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings (loss) of investments.

     The following table summarizes the revenues and expenses of each of the Company's business segments and presents the contribution that each business makes to the Company's operating margin.

                       ANALYSIS OF REVENUES AND EXPENSES

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2002         2001         2000
                                                              ----------   ----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Servicing fees.........................................   $12,665      $ 9,580      $  7,555
     Gain on resolution of Portfolio Assets.................     1,138        1,049         3,120
     Gain on sale of interest in equity investments.........     1,779        3,316            --
     Equity in earnings of investments......................     9,212       10,771         7,369
     Interest income........................................     5,122        5,847         2,143
     Other..................................................     2,185        1,836         1,129
                                                               -------      -------      --------
       Total................................................   $32,101       32,399        21,316
  Expenses:
     Interest and fees on notes payable.....................     2,946        4,128         3,266
     Salaries and benefits..................................     9,611        7,679         5,531
     Provision for loan and impairment losses...............       295        3,277         1,971
     Occupancy, data processing and other...................     7,815        9,503         7,083
                                                               -------      -------      --------
       Total................................................    20,667       24,587        17,851
                                                               -------      -------      --------
  Operating contribution before direct taxes................   $11,434      $ 7,812      $  3,465
                                                               =======      =======      ========
  Operating contribution, net of direct taxes...............   $11,214      $ 7,713      $  3,354
                                                               =======      =======      ========
CONSUMER LENDING:
  Revenues:
     Servicing fees.........................................   $    --      $    --      $  3,887
     Equity in earnings (loss) of investments...............      (532)       5,923         2,223
     Interest income........................................        --            5        12,882
     Gain on sale of automobile loans.......................        --           --         2,836
     Gain on sale of interest in Drive......................     4,000           --         8,091
     Other..................................................         1            9            71
                                                               -------      -------      --------
       Total................................................     3,469        5,937        29,990
                                                               -------      -------      --------
  Expenses:
     Interest and fees on notes payable.....................        18           --         3,217
     Salaries and benefits..................................        --           --         7,277
     Provision for loan and impairment losses...............        --           --         2,420
     Occupancy, data processing and other (net of minority
       interest)............................................       (93)       1,473         6,706
                                                               -------      -------      --------
       Total................................................       (75)       1,473        19,620
                                                               -------      -------      --------
  Operating contribution before direct taxes................   $ 3,544      $ 4,464      $ 10,370
                                                               =======      =======      ========
  Operating contribution, net of direct taxes...............   $ 3,544      $ 4,448      $ 10,362
                                                               =======      =======      ========
  Total operating contribution, net of direct taxes.........   $14,758      $12,161      $ 13,716
                                                               =======      =======      ========

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2002         2001         2000
                                                              ----------   ----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CORPORATE OVERHEAD:
  Other revenue.............................................   $   418      $    75      $  1,703
  Corporate interest expense................................    (3,858)      (4,649)      (12,175)
Salaries and benefits, occupancy, professional and other
  expenses..................................................    (5,375)      (5,416)       (7,144)
  Deferred tax valuation allowance..........................        --           --        (7,000)
                                                               -------      -------      --------
  Earnings (loss) from continuing operations................     5,943        2,171       (10,900)
  Loss from discontinued operations.........................    (9,714)      (5,200)       (5,000)
                                                               -------      -------      --------
  Net loss..................................................    (3,771)      (3,029)      (15,900)
  Preferred dividends.......................................    (2,478)      (2,568)       (2,568)
                                                               -------      -------      --------
  Net loss to common stockholders...........................   $(6,249)     $(5,597)     $(18,468)
                                                               =======      =======      ========
SHARE DATA:
  Basic and diluted earnings (loss) per common share are as
     follows:
  Earnings (loss) from continuing operations before
     accounting change......................................   $  0.40      $ (0.01)     $  (1.61)
     Discontinued operations................................     (1.14)       (0.62)        (0.60)
     Cumulative effect of accounting change.................        --        (0.04)           --
     Net loss...............................................   $ (0.74)     $ (0.67)     $  (2.21)
     Weighted average common shares outstanding.............     8,500        8,374         8,351

PORTFOLIO ASSET ACQUISITION AND RESOLUTION

     In 2002 the Company invested in excess of $16 million in portfolios acquired through Acquisition Partnerships. Acquisitions by the Company over the last five years are summarized as follows:

                                                                         FIRSTCITY
                                                              PURCHASE   INVESTED
                                                               PRICE      EQUITY
                                                              --------   ---------
                                                                 (IN THOUSANDS)
1st Quarter.................................................  $ 24,479    $ 5,375
2nd Quarter.................................................    52,169      3,738
3rd Quarter.................................................    44,191      2,571
4th Quarter.................................................    50,930      5,033
                                                              --------    -------
Total 2002..................................................  $171,769    $16,717
Total 2001..................................................  $224,927    $24,319
Total 2000..................................................  $394,927    $22,140
Total 1999..................................................  $210,799    $11,203
Total 1998..................................................  $139,691    $28,478

     The Company believes that prospects for investment in distressed assets in 2003 continue to be positive. In the U.S. due to the current economic conditions opportunities remain strong. Additionally, in the foreign markets, the availability of distressed assets in France and Mexico remains strong. The Company is looking to expand its franchise base into Central and South America as well as other parts of Europe. To capitalize on these opportunities FirstCity has implemented marketing programs to identify new opportunities for investment in Portfolio assets, both on a bid and negotiated basis.

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

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                   PORTFOLIO ASSET ACQUISITION AND RESOLUTION

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
INCOME FROM PORTFOLIO ASSETS AND LOANS RECEIVABLE:
  Average investment in Portfolio Assets and loans
     receivable:
     Domestic........................................  $ 13,068   $ 23,674   $ 34,498
     Mexico..........................................    18,534     17,012      4,898
     France..........................................        --         --         --
                                                       --------   --------   --------
       Total.........................................  $ 31,602   $ 40,686   $ 39,396
                                                       ========   ========   ========
  Income from Portfolio Assets and loans receivable:
     Domestic........................................  $  2,208   $  2,856   $  3,817
     Mexico..........................................     3,910      3,820      1,088
     France..........................................        --         --         --
                                                       --------   --------   --------
       Total.........................................  $  6,118   $  6,676   $  4,905
                                                       ========   ========   ========
  Average return:
     Domestic........................................      16.9%      12.1%      11.1%
     Mexico..........................................      21.1%      22.5%      22.2%
     France..........................................        --         --         --
       Total.........................................      19.4%      16.4%      12.5%
SERVICING FEE REVENUES:
  Domestic partnerships:
     $ Collected.....................................  $188,081   $126,591   $ 83,689
     Servicing fee revenue...........................     5,469      3,207      2,712
     Average servicing fee %.........................       2.9%       2.5%       3.2%
  Mexico partnerships:
     $ Collected.....................................  $ 85,303   $147,540   $ 83,931
     Servicing fee revenue...........................     6,592      5,965      2,923
     Average servicing fee % (1).....................       7.7%       4.0%       3.5%
  Incentive service fees.............................  $    604   $    408   $  1,920
  Total Service Fees:
     $ Collected.....................................  $273,384   $274,131   $167,620
     Servicing fee revenue...........................    12,665      9,580      7,555
     Average servicing fee %.........................       4.6%       3.5%       4.5%
PERSONNEL:
Personnel expenses...................................  $  9,611   $  7,679   $  5,531
  Number of personnel (at period end):
     Production......................................        25         23         23
     Servicing.......................................       187        127         82

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
INTEREST EXPENSE:
  Average debt.......................................  $ 31,960   $ 42,310   $ 32,878
  Interest expense...................................     2,946      4,128      3,266
  Average cost.......................................       9.2%       9.8%       9.9%
PROVISION FOR IMPAIRMENT ON PORTFOLIO ASSETS:
  Non-performing.....................................  $     97   $  1,627   $     47
  Performing.........................................         4        552         --
  Real estate........................................       194      1,098      1,924
                                                       --------   --------   --------
                                                       $    295   $  3,277   $  1,971
                                                       ========   ========   ========

---------------

(1) For the Mexican Acquisition Partnerships, the Company earns a servicing fee based on costs of servicing plus a profit margin.

     The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships.

                   ANALYSIS OF SELECTED REVENUES AND EXPENSES
                            ACQUISITION PARTNERSHIPS

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
REVENUES:
  Gain on resolution of Portfolio Assets.............  $ 89,824   $103,599   $ 75,788
  Gross profit percentage on resolution of Portfolio
     Assets..........................................      33.0%      41.6%      46.4%
  Interest income....................................  $ 14,380   $ 24,473   $ 18,049
  Other income.......................................     2,348      2,929      2,195
INTEREST EXPENSE(1):
  Interest expense...................................    63,281     72,151     38,289
  Average debt.......................................   418,075    472,987    292,707
  Average cost (annualized)..........................     15.14%     15.25%      13.1%
OTHER EXPENSES:
  Service fees.......................................  $ 17,909   $ 13,735   $  8,034
  Other operating costs..............................    16,689     22,203      8,639
  Income taxes.......................................    (3,022)    12,139      2,225
  Foreign currency transaction.......................    24,919     (3,399)     2,079
                                                       --------   --------   --------
       Total other expenses..........................    56,495     44,678     20,977
                                                       --------   --------   --------
       Net earnings (loss)...........................  $(13,224)  $ 14,172   $ 36,766
                                                       ========   ========   ========
Equity in earnings of Acquisition Partnerships.......  $  8,418   $  9,742   $  7,203
Equity in earnings of servicing entities.............       794      1,029        166
                                                       --------   --------   --------
                                                       $  9,212   $ 10,771   $  7,369
                                                       ========   ========   ========

---------------

(1) Interest expense for 2002, 2001 and 2000 includes interest on loans to the Acquisition Partnerships located in Mexico from affiliates of the investor groups. The rates on these loans range between 19% and

    20%. The average cost on debt excluding the Mexican Acquisition Partnerships was 6.0%, 7.5% and 9.4% for 2002, 2001 and 2000, respectively.

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

     During 2002, Drive structured its securitizations as secured financings and did not use gain on sale treatment when assets were securitized. Instead, Drive pursued a strategy to grow the balance sheet and record interest income from loans and interest expense on the related debt as incurred to build an earnings stream over time. This change in focus resulted in FirstCity recording a loss from the equity interest in Drive of $.5 million for the year. During 2001, Drive completed securitizations of $372 million of face value of automobile receivables and those securitizations were structured as sales and Drive recorded gains from those sales. FirstCity's portion of the earnings from Drive was $5.9 million.

                           ANALYSIS OF SELECTED DATA
                                CONSUMER LENDING

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Retail installment contracts acquired $.....................  $415,713   $412,760   $238,437
Origination characteristics
  Face value to wholesale value.............................     99.85%    100.10%    100.79%
  Weighted average coupon...................................     21.02%     20.65%     20.42%
  Purchase discount (% of face value).......................     15.54%     15.19%     15.18%
Servicing portfolio
  Owned $...................................................  $255,174   $ 82,798   $103,719
  Securitized...............................................  $428,098    472,381    253,569
  Other.....................................................        --         --         --
                                                              --------   --------   --------
  Total $...................................................  $683,272   $555,179   $357,288
                                                              ========   ========   ========
  Owned -- number of contracts..............................    20,806      7,416      8,096
  Securitized -- number of contracts........................    40,521     40,862     24,015
  Other -- number of contracts..............................        --         --         --
                                                              --------   --------   --------
  Total number of contracts.................................    61,327     48,278     32,111
                                                              ========   ========   ========
Defaults (% of total loans acquired)........................     20.14%     18.05%     15.40%
Loss on defaults (% of original loan balance at time of
  default)..................................................     10.26%      8.91%      6.69%
Delinquencies (% of total serviced portfolio)...............      7.25%      8.43%      9.05%

LIQUIDITY AND CAPITAL RESOURCES

     Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to the Acquisition Partnerships and other investments by the Company. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt, dividends from the Company's subsidiaries, short-term borrowings from revolving lines of credit, equity financing available under the Cargill Facility and acquisition term loan provided by the Senior Lenders, proceeds from equity market transactions and securitizations and other structured finance transactions and other special purpose short-term borrowings.

     In December 2002, FirstCity completed a recapitalization whereby 1,092,210 shares of New Preferred Stock, representing 89.3% of the 1,222,901 shares previously outstanding, were exchanged for 2,417,388 shares of common stock and $10.5 million. As a result, common equity was increased $18.9 million. Upon completion of the recapitalization, 130,691 shares of New Preferred Stock remained outstanding. FirstCity also recorded a $4 million gain from the release of its guaranty of Drive's indebtedness to BoS(USA). BoS(USA)'s warrant to purchase 1,975,000 shares of non-voting common stock was cancelled. FirstCity also acquired the minority interest in FirstCity Holdings held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom are Senior Vice Presidents of FirstCity by issuing 400,000 shares of common stock and a note payable, to be periodically redeemed by the Company for an aggregate of up to $3.2 million in accordance with certain cash collections from servicing income from Portfolio asset acquisitions in Mexico.

     As a part of the recapitalization, BoS(USA) provided a non-recourse loan in the amount of $16 million to FirstCity which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity's debt to the Senior Lenders. The $16 million loan is secured by a 20% interest in Drive (64.51% of FirstCity's remaining 31% interest in Drive) and other assets of Consumer Corp. to allow BoS(USA) to realize upon the 20% Drive interest in the event of default by FirstCity. In connection with the $16 million loan, FirstCity is obligated to pay an arrangement fee to BoS(USA) equal to 20% of all amounts received by FirstCity in excess of $16 million from any sale or other disposition of FirstCity's 20% interest in Drive and all dividends and other distributions paid by Drive or its general partner on FirstCity's 20% interest in Drive.

     In connection with the recapitalization, FirstCity and the Senior Lenders entered into a loan agreement that refinanced the Company's existing debt with the Senior Lenders ($50 million outstanding at December 31, 2002). The Senior Lenders also provided new financing to FirstCity, with a total commitment of up to $59 million, consisting of (a) a $5 million revolving credit loan and (b) an acquisition term loan in an amount up to $54 million, which were both unfunded as of December 31, 2002. The aggregate amount of outstanding loans under the total commitment by the Senior Lenders for the refinancing and the new financing at any time may not exceed $77 million.

     On November 4, 2002, the Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that its common stock had failed to meet the listing requirements for the Nasdaq National Market because the common stock had closed below the minimum bid price of $1.00 per share for thirty (30) consecutive trading days. Accordingly, Nasdaq provided the Company ninety (90) calendar days, or until February 2, 2003, to regain compliance. On November 21, 2002, Nasdaq notified the Company that it had regained compliance with this requirement and the matter was closed.

     BoS(USA) has a warrant to purchase 425,000 shares of the Company's voting Common Stock at $2.3125 per share. BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's voting Common Stock.

     Currently, the Company has approximately 130,691 shares of New Preferred Stock outstanding with accrued and unpaid dividends of approximately $1.0 million. The Company's loan agreement with the Senior Lenders restricts the payment of dividends on these shares until it is repaid in full. Given the continued high debt levels of the Company, and management's priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on shares of New Preferred Stock will be paid in the foreseeable future.

     The Portfolio Asset acquisition and resolution group of the Company has a $35 million loan facility (increased from $30 million in August 2002) with CFSC Capital Corp. XXX, a subsidiary of Cargill. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates and matures in March, 2005. At December 31, 2002, approximately $25 million was outstanding under this facility.

     Drive has a warehouse line of credit with BoS(USA), which provides borrowings up to $200 million (increased from $150 million in May 2002). Drive's obligation under this arrangement at December 31, 2002 was $160 million. The debt is secured by Drive's retail installment contracts and has been extended to July 2003. Effective February 28, 2003, Drive's warehouse line of credit agreement with BoS(USA) was amended. The amendment increased the borrowing limits up to $250 million and changed the maturity date to February 27, 2004.

     Drive also has a warehouse line of credit agreement with Variable Funding Capital Corporation, a subsidiary of First Union National Bank, which provides borrowings up to $100 million. Drive's obligation under the arrangement at December 31, 2002 was $58 million. The debt will be secured by Drive's retail installment contracts and terminates September 2003. FirstCity has not guaranteed and is not otherwise liable for this indebtedness.

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

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships and the term and warehouse facilities of Drive, as of December 31, 2002, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $134 million and outstanding borrowings of $97 million.

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

     The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of March 17, 2003 and the outstanding borrowings under such facilities as of December 31, 2002.

                               CREDIT FACILITIES

                         FUNDED AND
                          UNFUNDED     OUTSTANDING
                         COMMITMENT     BORROWINGS
                        AMOUNT AS OF      AS OF
                         MARCH 17,     DECEMBER 31,                                OTHER TERMS
                            2003           2002           INTEREST RATE           AND CONDITIONS
                        ------------   ------------       -------------           --------------
                           (DOLLARS IN MILLIONS)
FIRSTCITY
Company Senior
  Facility:
  Revolving Line of
     Credit...........      $  5           $ --       LIBOR + 2.75%           Secured by the assets
                                                                              of the Company,
                                                                              matures December 2003
  Portfolio
     Acquisition Loan
     (Term)...........        22             --       LIBOR + 2.75%           Secured by the assets
                                                                              of the Company,
                                                                              matures November 2006
  Tranche I (Term)....        38             38       Prime + 2.5%            Secured by the assets
                                                                              of the Company,
                                                                              matures December 2006
  Tranche II (Term)...        12             12       Fixed at 8.77%          Secured by the assets
                                                                              of the Company,
                                                                              matures December 2007
Term credit
  facility............         2              2       LIBOR + 5.0%            Secured by ownership
                                                                              interests in certain
                                                                              Acquisition
                                                                              partnerships Matures
                                                                              June 2003
COMMERCIAL CORP.
Acquisition term
  facility............         2              2       LIBOR + 5.0%            Secured by existing
                                                                              Portfolio Assets,
                                                                              matures June 2003
Term facility.........         1              1       Fixed at 10.0%          Secured by Portfolio
                                                                              Assets, matured June
                                                                              2002
Equity investment
  facility............        35             25       Maximum of Fixed at     Acquisition facility
                                                      8.5% or LIBOR + 4.5%    for the investment in
                                                                              future Acquisition
                                                                              partnerships, Matures
                                                                              March 2005
Unsecured loans.......         1              1       Fixed at 4.5% to 7.0%
CONSUMER CORP.                                                                Non-recourse
Term loan.............        16             16
                            ----           ----       LIBOR + 1.0%            Secured by equity
                                                                              interest in Drive,
                                                                              matures December 2007
     Total............      $134           $ 97
                            ====           ====

                         FUNDED AND
                          UNFUNDED     OUTSTANDING
                         COMMITMENT     BORROWINGS
                        AMOUNT AS OF      AS OF
                         MARCH 17,     DECEMBER 31,                                OTHER TERMS
                            2003           2002           INTEREST RATE           AND CONDITIONS
                        ------------   ------------       -------------           --------------
                           (DOLLARS IN MILLIONS)
UNCONSOLIDATED
  ACQUISITION
  PARTNERSHIPS TERM
  FACILITIES(1).......      $155           $155
                            ====           ====       Various rates           Secured by Portfolio
                                                                              Assets, various
                                                                              Maturities
UNCONSOLIDATED DRIVE
                            $200           $160
Warehouse Facility....                                LIBOR + 1%; Prime --    Secured by warehouse
                                                      1.5%                    inventory, matures
                                                                              July 2003
                             100             58
Warehouse Facility....                                Rate based on           Secured by warehouse
                                                      Commercial paper rates  inventory, matures
                                                      combined with Certain   September 2003
                                                      facility fees
                             152            152
Bonds payable.........                                Fixed at 1.87% To       Secured by retail
                                                      4.09%                   installment Contracts,
                                                                              various maturities
                                                                              Through January 2008
Subordinate capital           65             48
  Facility............                                Fixed at 16%            Secured by all assets
                                                                              of Drive, matures
                                                                              February 2006
Term Facility.........        14             14
                            ----           ----       LIBOR + 1%;             Secured by residual
                                                                              interests, matures
                                                                              August 2003
                            $531           $432
                            ====           ====

---------------

(1) In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Mexican Acquisition Partnerships also have term debt of approximately $258 million outstanding as of December 31, 2002 owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $16.4 million as Loans Receivable on the Consolidated Balance Sheets.

FOURTH QUARTER

     Net earnings for the fourth quarter of 2002 were $1.7 million, including a $2.0 million loss from discontinued operations. After deducting the accrual of dividends on the New Preferred Stock, net earnings to common equity were $1.1 million, or $0.36 per basic and diluted share. Net loss for the fourth quarter of 2001 was $1.9 million. After deducting accrual of dividends on New Preferred Stock, net loss attributable to common equity was $2.6 million in 2001, or $0.05 per basic and diluted share. The following table presents a summary of operations for the fourth quarters of 2002 and 2001.

                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

                                                                  FOURTH QUARTER
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Revenues....................................................   $11,324      $ 8,918
Expenses....................................................     7,376        7,993
Earnings from continuing operations.........................     3,712          287
Loss from discontinued operations...........................    (2,014)      (2,200)
                                                               -------      -------
Net earnings (loss).........................................     1,698       (1,913)
                                                               -------      -------
Preferred dividends.........................................       552          642
                                                               -------      -------
Net earnings (loss) to common shareholders..................   $ 1,146      $(2,555)
                                                               =======      =======
Net earnings (loss) from continuing operations per common
  share -- basic and diluted................................   $  0.36      $ (0.05)

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

  REVENUE RECOGNITION: PERFORMING, NON-PERFORMING AND REAL ESTATE POOLS.

     In its Portfolio Asset acquisition and resolution business, Commercial Corp. acquires Portfolio Assets that are designated as non-performing, performing or real estate. Each Portfolio is accounted for as a pool and not on an individual asset basis, except for real estate Portfolios. To date, a substantial majority of the Portfolio Assets acquired by Commercial Corp. have been designated as non-performing. Once a Portfolio has been designated as either non-performing or performing, such designation is not changed regardless of the performance of the assets comprising the Portfolio. The Company recognizes revenue from Portfolio Assets and Acquisition Partnerships based on proceeds realized from the resolution of Portfolio Assets, which proceeds have historically varied significantly and likely will continue to vary significantly from period to period.

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

     All non-performing Portfolio Assets are purchased at substantial discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the amortized cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the non-performing pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded an allowance for impairment of $.1 million in 2002 and $1.6 million in 2001. No allowance was required in 2000.

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

     Impairment on each performing Portfolio is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans' risk adjusted rate, which approximates the effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. The Company recorded an allowance for impairment of $.6 million in 2001. No allowance was required in either 2002 or 2001.

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

  Real Estate Portfolios

     Real estate Portfolios consist of real estate acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of real estate Portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded an allowance for impairment of $.2 million in 2002, $1.1 million in 2001 and $2.0 million in 2000.

  DEFERRED TAX ASSET

     As a part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax asset and liabilities. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects of future changes in tax laws or changes in tax rates are not anticipated. The measurement of deferred tax assets, if any, is reduced by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     As a result of the Merger, the Company has substantial federal NOLs that can be used to offset the tax liability associated with the Company's pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits, such as the acquisition of Harbor in the third quarter of 1997, result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic consolidated financial statements. The Company's analysis resulted in no change in 2002 and 2001 and an increase to the valuation allowance of $7.0 million in 2000. Due to the evaluation of the recoverability of the deferred tax asset recognized related to the mortgage banking operations, the Company increased its valuation allowance by $5.1 million in 1999. Similar events could occur in the future, and would impact the recognition of the Company's estimate of the required valuation allowance associated with its NOLs. If there are changes in the estimated level of the required reserve, operating results will be affected accordingly.

     The Company has recorded a net deferred tax asset of $20 million in the consolidated balance sheet as of December 31, 2002, which is composed of a gross deferred tax asset of $203 million net of a valuation allowance of $183 million. Realization is dependent on generating sufficient taxable income in a look forward period over the next four years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the look forward period are reduced. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could materially impact its consolidated financial position and results of operations.

  EQUITY INVESTMENT IN DRIVE

     The Company has an equity investment in Drive from which it records 31% of the results of Drive using the equity method of accounting. The following discussion addresses the critical accounting policies associated with Drive.

     Retail Installment Contracts, Net -- Retail installment contracts, net consist of sub-prime automobile finance receivables, which are acquired from third-party dealers at a nonrefundable discount from the contractual principal amount. At December 31, 2001, all retail installment contracts at Drive were held for sale and stated at the lower of cost or fair value in the aggregate.

     On July 1, 2002, Drive made a decision to change the structure of its securitization transactions to treat the transactions as secured financings for accounting purposes. Therefore, retail installment contracts at Drive are classified as held to maturity and carried at amortized cost, net of credit loss reserves at December 31, 2002, and include retail installment contracts pledged under secured financings. Drive does not hedge its retail installment contracts at this time. Management of Drive does not believe that Drive is exposed to material interest rate risk during the period contracts are not securitized.

     Interest is accrued when earned in accordance with the contractual terms of the retail installment contract. The accrual of interest is discontinued once a retail installment contract becomes past due 60 days or more. Discounts on retail installment contracts are recognized as adjustments to the yield of the related contract.

     Gain on Sale of Retail Installment Contracts prior to July 2002 -- Drive accounts for sales of retail installment contracts from securitizations in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FASB Statement No. 125 ("SFAS 140"). In applying SFAS 140 to Drive's securitized retail installment contract sales, Drive recognizes revenue (gain on sales of retail installment contracts) and allocates the total cost of the loans sold to financial components based on their relative fair values. During the year ended December 31, 2001, Drive sold $402 million of auto retail installment contracts in securitization transactions and recognized pre-tax gains of $39 million. Drive retained servicing responsibilities and interests in the receivables in the form of residual certificates. As of December 31, 2002, Drive was servicing $260 million of auto receivables that have been sold to certain special purpose financing trusts (the "Trusts"). In connection with the sales of retail installment contracts from securitizations, Drive receives certain residual certificates associated with the securitizations as described below. Drive and certain of its subsidiaries have entered into an agreement whereby Drive receives all the economic benefits associated with the residual certificates and conversely assumes all the risks.

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

     The residual interests are accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Because such assets can be contractually prepaid or otherwise settled in such a way that the holder would not receive all of the recorded investment, the assets are classified as available-for-sale investments and are carried at estimated fair value with any accompanying increases or decreases in estimated fair value being recorded as unrealized gains or losses in other comprehensive income (loss). The determination of fair value is based on the present value of the anticipated excess cash flows utilizing various discount rates, prepayment speeds and cumulative loss rates. Drive assesses the carrying value of its securitization related securities for impairment in accordance with the provisions of EITF 99-20 as discussed below under "-- Effect of New Accounting Standards." There can be no assurance that the estimates used to determine the fair value of the residual certificates will remain appropriate for the life of each asset and it is reasonably possible that circumstances could change in future periods which could result in a material change in the estimates used to prepare the accompanying financial statements. If actual retail installment contract prepayments or credit losses exceed the Drive's current estimates, other than temporary impairment may be required to be recognized. The implementation of EITF 99-20 required Drive to record a cumulative effect of accounting change for other-than-temporary impairments on retained beneficial interests in certain securitized assets, which had previously been recorded as unrealized losses. As a result, in the second quarter of 2001, the Company recognized a charge for the cumulative effect of a change in accounting principle of $.3 million relating to the Company's share of Drive's cumulative effect because the Company believed it to be material to the consolidated results of operations.

  EQUITY INVESTMENTS IN ACQUISITION PARTNERSHIPS

     Commercial Corp. accounts for its investments in Acquisition Partnerships using the equity method of accounting. This accounting method generally results in the pass-through of its pro rata share of earnings from the Acquisition Partnerships' activities as if it had a direct investment in the underlying Portfolio Assets held by the Acquisition Partnership. The revenues and earnings of the Acquisition Partnerships are determined on a basis consistent with the accounting methodology applied to non-performing, performing and real estate Portfolios described in the preceding paragraphs. Commercial Corp. has ownership interests in the various partnerships that range from 3% to 50%. The Company also holds investments in servicing entities that are accounted for on the equity method.

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

  DISCONTINUED OPERATIONS

     The Company recorded provisions of $9.7 million in 2002, $5.2 million in 2001 and $5.0 million in 2000 for additional losses from discontinued operations. The additional provisions primarily relate to a decrease in the estimated future gross cash receipts on residual interests in securitizations. These securities are in "run-off," and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company's historical experience. The decrease in the estimated future gross cash receipts is a result of the actual losses exceeding the losses projected by the valuation model. As the securities "run off," assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary. Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Harbor Financial Group, Inc. (formerly known as FirstCity Financial

Mortgage Corp.) and its subsidiaries (collectively referred to as "Mortgage Corp."), and FC Capital Corp. ("Capital Corp."). These entities comprise the operations that were previously reported as the Company's residential and commercial mortgage banking business. As formal termination plans were adopted and historical business operations at each entity have ceased, the results of operations for 1999 have been reflected as discontinued operations in the accompanying consolidated statements of operations. Additionally, the net assets related to the resolution of activity from the discontinued operations have been reflected in the accompanying consolidated balance sheets. Revenues from discontinued operations were zero in 2002, 2001 and 2000.

     The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. These residual interests are classified as discontinued operations even though the liquidation or run-off of the securitized assets extends longer than one year because the Company is contractually obligated to service the securitized assets as master servicer. The Company has considered the estimated future gross cash receipts for such investment securities in the computation of the loss from discontinued operations. The cash flows are collected over a period of time and are valued using prepayment assumptions of 28% to 33% for fixed rate loans and 25% to 33% for variable rate loans. Overall loss rates are estimated from 3% to 10% of collateral. The Company uses modeling techniques to estimate future results from discontinued operations that consider the contractual terms of the securitization structures and using the assumptions stated above. The actual cash flows received from the residual interests in the future could differ materially positively or negatively due to factors such as economic conditions, changes in collateral values, fluctuating interest rates, differences between actual prepayments and actual losses, which differ from the assumptions used in the estimating process.

  ESTIMATES OF FUTURE CASH RECEIPTS

     The Company uses estimates to determine future cash receipts from Portfolio Assets. These estimates of future cash receipts from acquired portfolio asset pools are utilized in four primary ways:

          (i) to calculate the allocation of cost of sales of non-performing Portfolios;

          (ii) to determine the effective yield of performing Portfolios;

          (iii) to determine the reasonableness of settlement offers received in the liquidation of the Portfolio Assets; and

          (iv) to determine whether or not there is impairment in a pool of Portfolio Assets

  Calculation of the estimates of future cash receipts

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

  Risks associated with these estimates

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

  RELATIONSHIP WITH CARGILL

     Cargill is a wholly owned subsidiary of Cargill, Incorporated, which is generally regarded as one of the world's largest privately held corporations and has offices worldwide. Cargill and its affiliates provide significant debt and equity financing to the Acquisition Partnerships. In addition, Commercial Corp. believes its relationship with Cargill significantly enhances Commercial Corp.'s credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into related businesses and foreign markets.

     Under the Right of First Refusal Agreement, if the Company receives an invitation to bid on or otherwise obtains an opportunity to acquire interests in loans, receivables, real estate or other assets located in the United States, Canada, Latin America, or the Caribbean in which the aggregate amount to be bid exceeds $4 million, or $500 thousand for consumer assets, the Company is required to follow a prescribed notice procedure pursuant to which CFSC has the option to participate in the proposed purchase by requiring that such purchase or acquisition be effected through an Acquisition Partnership formed by the Company and Cargill (or an affiliate). The Right of First Refusal Agreement does not prohibit the Company from holding discussions with entities other than CFSC regarding potential joint purchases of interests in loans, receivables, real estate or other assets, provided that any such purchase is subject to CFSC's right to participate in the Company's share of the investment. The Right of First Refusal Agreement further provides that, subject to certain conditions, CFSC will bear 50% of the due diligence expenses incurred by the Company in connection with proposed asset purchases. The Right of First Refusal Agreement is a restatement and extension of a similar agreement entered into among the Company, certain members of the Company's management and Cargill in 1992. The Right of First Refusal Agreement has a termination date of February 1, 2006 and will renew automatically for an additional year on an annual basis thereafter unless either party gives notice to the other of its desire to discontinue the arrangement six months prior to the termination date.

     Future increases in the Company's investments in Portfolio Assets acquired from institutions and government agencies may be obtained through investment entities formed with Cargill, whereby Cargill shares a general partner interest, thereby capitalizing on the expertise of Cargill whose skills complement those of the Company.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables present contractual cash obligations and commercial commitments of the Company as of December 31, 2002. See Notes 7, 9, 12 and 14 of the Notes to Consolidated Financial Statements (dollars in thousands).

                                                         PAYMENTS DUE BY PERIOD
                                             -----------------------------------------------
                                                        LESS THAN     ONE TO       FOUR TO
                                              TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS
                                             --------   ---------   -----------   ----------
CONTRACTUAL CASH OBLIGATIONS
Notes payable secured by Portfolio Assets,
  loans receivable and equity in
  Acquisition Partnerships.................  $ 29,875    $5,276       $24,599      $    --
Note payable secured by equity interest in
  Drive....................................    16,000        --            --       16,000
Unsecured notes............................       225       225            --           --
Company credit facility....................    49,290     3,782        33,508       12,000
Operating leases...........................       966       296           515          155
New Preferred Stock(1).....................     4,289        --         4,289           --
                                             --------    ------       -------      -------
                                             $100,645    $9,579       $62,911      $28,155
                                             ========    ======       =======      =======

                                                      AMOUNT OF COMMITMENT EXPIRATION PERIOD
                                                     ----------------------------------------
                                                       UNFUNDED     LESS THAN       ONE TO
                                                     COMMITMENTS     ONE YEAR    THREE YEARS
                                                     ------------   ----------   ------------
COMMERCIAL COMMITMENTS.............................     $  --         $  --         $  --

---------------

(1) New Preferred Stock as shown above includes $3.7 million payable at December 31, 2002 plus $.6 million of unaccrued dividends through September 2005.

CHANGES IN INTERNAL CONTROLS

     There have been no changes in internal controls or in other factors that significantly changed internal controls during the fiscal year ended December 31, 2002.

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

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets ("SFAS 142") and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144").

     SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the SFAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of ("SFAS 121") and SFAS 144 after it superceded SFAS 121. The adoption of SFAS 142 did not have a material impact on the Company's consolidated financial statements, as unamortized goodwill at December 31, 2001 was $.1 million.

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

     On April 1, 2002, the Company elected early adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. As it relates to FirstCity, SFAS 145 eliminates the extraordinary gain classification on early debt extinguishments. Instead, the gains associated with the early extinguishment of debt have been recorded in other income in the consolidated statements of operations. The result of this adoption did not modify or adjust net loss for any period and does not impact the Company's compliance with various debt covenants. The effect of SFAS 145 resulted in the extinguishment of debt of $.7 million in 2002 being included in other income in the consolidated statements of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income or loss and earnings (loss) per share in annual and interim consolidated financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for stock-based employee compensation using the fair value method, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS 148 as of December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of FIN 45 will have no material impact on its consolidated financial statements and applicable disclosure requirements are included in the notes to its consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the entity will consolidate or disclose information about variable interest entities when FIN 46 becomes effective. Although management is still evaluating the impact of FIN 46, the adoption is not expected to have a material effect. Presently the Company has identified one Acquisition Partnership, which may qualify for consolidation in accordance with FIN 46. This Acquisition Partnership holds real estate that is being developed for its intended use. As of December 31, 2002, the total assets that would be consolidated into the Company's consolidated financial statements were $1.4 million. The maximum loss exposure to the Company related to this Acquisition Partnership is estimated to be $.3 million as of December 31, 2002.

                                  RISK FACTORS

AVAILABILITY OF PORTFOLIO ASSETS

     The Portfolio Asset acquisition and resolution business is affected by long-term cycles in the general economy. The Company cannot predict its future annual acquisition volume of Portfolio Assets. Moreover, future Portfolio Asset purchases will depend on the availability of Portfolios offered for sale, the availability of capital and the Company's ability to submit successful bids to purchase Portfolio Assets. The acquisition of Portfolio Assets is highly competitive in the United States. This may require the Company to acquire Portfolio Assets at higher prices thereby lowering profit margins on the resolution of such Portfolios. To offset these changes in the domestic arena, the Company continues to develop its presence in other markets. Under certain circumstances, the Company may choose not to bid for Portfolio Assets that it believes cannot be acquired at attractive prices. As a result of all the above factors, Portfolio Asset purchases, and the revenue derived from the resolution of Portfolio Assets, may vary significantly from quarter to quarter.

ASSUMPTIONS UNDERLYING PORTFOLIO ASSET PERFORMANCE

     The purchase price and carrying value of Portfolio Assets acquired by Commercial Corp. are determined largely by estimating expected future cash flows from such assets. Commercial Corp. develops and revises such estimates based on its historical experience and current market conditions, and based on the discount rates that the Company believes are appropriate for the assets comprising the Portfolios. In addition, many obligors on Portfolio Assets have impaired credit, with risks associated with such obligors similar to the risks described in respect of borrowers under "Credit Impaired Borrowers at Drive." If the amount and timing of actual cash flows is materially different from estimates, the Company's consolidated financial position, results of operations and business prospects could be materially adversely affected.

RISK ASSOCIATED WITH FOREIGN OPERATIONS

     Commercial Corp. has acquired, and manages and resolves, Portfolio Assets located in France and Mexico and is actively pursuing opportunities to purchase additional pools of distressed assets in these locations as well as other areas of Western Europe, Southeast Asia and Central and South America. Foreign operations are subject to various special risks, including currency translation risks, currency exchange rate fluctuations, exchange controls and different political, social and legal environments within such foreign markets. To the extent future financing in foreign currencies is unavailable at reasonable rates, the Company would be further exposed to currency translation risks, currency exchange rate fluctuations and exchange controls. In addition, earnings of foreign operations may be subject to foreign income taxes that reduce cash flow available to meet debt service requirements and other obligations of the Company, which may be payable even if the Company has no earnings on a consolidated basis. Any or all of the foregoing could have a material adverse effect on the Company's consolidated position, results of operations and business prospects.

IMPACT OF CHANGING INTEREST RATES

     Because most of the Company's borrowings are at variable rates of interest, the Company will be impacted by fluctuations in interest rates. However, certain effects of changes in interest rates, such as increased prepayments of outstanding loans, cannot be mitigated. Fluctuations in interest rates could have a material adverse effect on the Company's consolidated financial position, results of operations and business prospects.

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

     Conversely, a substantial and sustained increase in interest rates could adversely affect the ability of the Company to originate loans and could reduce the gains recognized by the Company upon their securitization and sale. Fluctuating interest rates also may affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sale and the interest paid by the Company for funds borrowed under the Company's warehouse credit facilities or otherwise. See "Item 7A. -- Quantitative and Qualitative Disclosures About Market Risk."

CONTINUING NEED FOR FINANCING

     General. The successful execution of the Company's business strategy depends on its continued access to financing. In addition to the need for such financing, the Company must have access to liquidity to invest as equity or subordinated debt to meet its capital needs. Liquidity is generated by the cash flow to the Company from subsidiaries, access to the public debt and equity markets and borrowings incurred by the Company. The Company's access to the capital markets is affected by such factors as changes in interest rates, general economic conditions, and the perception in the capital markets of the Company's business, results of operations, leverage, financial position and business prospects. In addition, the Company's ability to issue and sell common equity (including securities convertible into, or exercisable or exchangeable for, common equity) is limited as a result of the tax laws relating to the preservation of the NOLs available to the Company as a result of the Merger. There can be no assurance that the Company's funding relationships with commercial banks, investment banks and financial services companies (including Cargill and the Senior Lenders) that have previously provided financing for the Company and its subsidiaries will continue past their respective current maturity dates. Some credit facilities to which the Company and its subsidiaries are parties have short-term maturities. If these credit facilities are not extended and the Company or its subsidiaries cannot find alternative funding sources on satisfactory terms, or at all, the Company's consolidated financial position, results of operations and business prospects would be materially adversely affected. See "Liquidity and Capital Resources."

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

     Dependence on Warehouse Financing at Drive. As is customary in the consumer lending businesses, Drive depends upon warehouse credit facilities with financial institutions or institutional lenders to finance the origination and purchase of loans on a short-term basis pending sale or securitization. Implementation of the Drive's business strategy requires the continued availability of warehouse credit facilities, and may require increases in the permitted borrowing levels under such facilities. There can be no assurance that such financing will be available on terms satisfactory to Drive. The inability of Drive or its subsidiaries to arrange additional warehouse credit facilities, to extend or replace existing facilities when they expire or to increase the capacity of such facilities may have a material adverse effect on the Company's consolidated position, results of operations and business prospects.

RISK OF DECLINING VALUE OF COLLATERAL

     The value of the collateral securing automobile and other consumer loans and loans acquired for resolution, as well as real estate or other acquired distressed assets, is subject to various risks, including uninsured damage, change in location or decline in value caused by use, age or market conditions. Any material decline in the value of such collateral could adversely affect the consolidated financial position, results of operations and business prospects of the Company.

RISKS OF SECURITIZATION BY DRIVE

     Significance of Securitization. The Company continues to believe that Drive's ability to securitize sub-prime automobile loans is necessary to efficiently finance the volume of assets expected to be generated. Accordingly, adverse changes in the secondary market for such loans could impair Drive's ability to purchase and securitize on a favorable or timely basis. Any such impairment could have a material adverse effect upon Drive's consolidated position, results of operations and business prospects. Proceeds from the securitization of acquired loans are required to be used to repay borrowings under warehouse credit facilities, which makes such facilities available to finance the purchase of additional loan assets. There can be no assurance that, as Drive's volume of loans purchased increases, Drive will be able to securitize its loan production efficiently. An inability of Drive to efficiently securitize its loan production could have a material adverse effect on the Company's consolidated position, results of operations and business prospects.

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

     Contingent Risks. During 2002, Drive began structuring securitization transactions as secured financings and retaining the assets on the balance sheet and thus retains the credit risk on substantially all loans securitized in this manner. Drive is subject to various business risks associated with the lending business, including the risk of borrower default, the risk of foreclosure and the risk that a rapid increase in interest rates would result in a decline in the future net interest margins on future securitizations. Drive expects that the terms of its securitizations will require it to establish deposit accounts or build over-collateralization levels through retention of distributions otherwise payable to Drive who holds the subordinated interests in the securitization. Drive also expects to be required to commit to repurchase or replace loans that do not conform to the representations and warranties made by Drive at the time of securitization.

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

     Performance Assumptions. Securitizations completed by Drive for the foreseeable future will be structured as debt financings and will result in a growth of the net interest margin and grow Drive's balance sheet. Prior to July 2002 Drive structured the securitizations as sales and retains subordinated interests in those securitizations. Management of Drive makes a number of assumptions in determining the estimated fair value for the subordinated interests. These assumptions include, but are not limited to, prepayment speeds, default rates and subsequent losses on the underlying loans, and the discount rates used to present value the future cash flows. All of the assumptions are subjective. Varying the assumptions can have a material effect on the present value determination in one securitization as compared to any other. Subsequent events will cause the actual occurrences of prepayments, losses and interest rates to be different from the assumptions used for such factors at the time of the recognition of the sale of the loans. The effect of the subsequently occurring events could cause a re-evaluation of the carrying values of the previously estimated values of the subordinated interests and excess spreads and such adjustment could be material. Defaults and losses on defaults increased in 2002 and 2001 due to recession related factors. Of major importance was the reduction in used car values caused by the events of September 11, 2001, when, facing significant slowdowns in travel, the car rental agencies reduced their fleets dramatically. This, compounded by the zero percent financing offered on new cars, flooded the used car market creating downward pressure on used car values.

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

RISK OF MINORITY INVESTMENT IN DRIVE

     Although the Company continues to have some influence on Drive and its operations, due to the sale of 49% of its interest, the Company now maintains a minority interest in Drive. There can be no guarantee that Drive's future operations will be consistent with the Company's goals

CREDIT IMPAIRED BORROWERS AT DRIVE

     Drive's sub-prime borrowers generally are unable to obtain credit from traditional financial institutions due to factors such as an impaired or poor credit history, low income or other adverse credit events. Drive is subject to various risks associated with these borrowers, including, but not limited to, the risk that the borrowers will not satisfy their debt service obligations and that the realizable value of the assets securing their loans will not be sufficient to repay the borrowers' debt. While the Company believes that the underwriting criteria and collection methods Drive employs enable it to identify and control the higher risks inherent in loans made to such borrowers, and that the interest rates charged compensate Drive for the risks inherent in such loans, no assurance can be given that such criteria or methods, or such interest rates, will afford adequate protection against, or compensation for, higher than anticipated delinquencies, foreclosures or losses. The actual rate of delinquencies, foreclosures or losses could be significantly accelerated by an economic downturn or recession. Consequently, the Company's consolidated financial position, results of operations (primarily Consumer Corp.'s 31% equity earnings in Drive) and business prospects could be materially adversely affected. Retail installment contracts at Drive are held for sale and stated at the lower of cost or fair value in the aggregate. Drive does not hedge its retail installment contracts while held for sale. While management of Drive does not believe Drive is exposed to material interest rate risk during the period contracts are held for sale, there can be no assurance that future material valuation impairments will not be required.

AVAILABILITY OF NET OPERATING LOSS CARRYFORWARDS

     The Company believes that, as a result of the Merger, approximately $596 million of NOLs were available to the Company to offset future taxable income as of December 31, 1995. Since December 31, 1995, the Company has generated an additional $134 million in tax operating losses. Accordingly, as of December 31, 2002, the Company believes that it has approximately $730 million of NOLs available to offset future taxable income. Out of the total $730 million of NOLs, the Company estimates it will be able to utilize

$57.4 million, which equates to a $20.1 million deferred tax asset on the Company's books and records. However, because the Company's position in respect of its $596 million NOLs resulting from the Merger is based upon factual determinations and upon legal issues with respect to which there is uncertainty and because no ruling has been obtained from the Internal Revenue Service (the "IRS") regarding the availability of the NOLs to the Company, there can be no assurance that the IRS will not challenge the availability of such NOLs and, if challenged, that the IRS will not be successful in disallowing this portion of the Company's NOLs, with the result that the Company's $20.1 million deferred tax asset would be reduced or eliminated.

     Some of the NOLs may be carried forward to offset future federal taxable income of the Company through the year 2022; however, the availability of some of the NOLs begins to expire beginning in 2005. The ability of the Company to utilize such NOLs will be severely limited if there is a more than 50% ownership change of the Company during a three-year testing period within the meaning of section 382 of the Internal Revenue Code of 1986, as amended (the "Tax Code").

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

ASSUMPTIONS REGARDING RECOGNITION OF DEFERRED TAX ASSET

     As noted above, the Company has NOLs available for federal income tax purposes to offset future federal taxable income, if any, through the year 2022. A valuation allowance is provided to reduce the deferred tax assets to a level, which, more likely than not, will be realized. Realization is determined based on management's expectation of generating sufficient taxable income in a look forward period over the next four years. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The change in valuation allowance represents a change in the estimate of the future taxable income during the carryforward period since the prior year-end and utilization of net operating loss carryforwards since the Merger. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly. See "Discussion of Critical Accounting
Policies -- Deferred Tax Asset."

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

     Such economic conditions could also adversely affect the resolution of Portfolio Assets, lead to a decline in prices or demand for collateral underlying Portfolio Assets, or increase the cost of capital invested by the Company and the length of time that capital is invested in a particular Portfolio. All or any one of these events could decrease the rate of return and profits to be realized from such Portfolio and materially adversely affect the Company's consolidated financial position, results of operations and business prospects.

GOVERNMENT REGULATION

     Some aspects of the Company's business are subject to regulation, examination and licensing under various federal, state and local statutes and regulations that impose requirements and restrictions affecting, among other things, credit activities, maximum interest rates, finance and other charges, disclosures to obligors, the terms of secured transactions, collection, repossession and claims handling procedures, multiple qualification and licensing requirements for doing business in various jurisdictions, and other trade practices. The Company believes it is currently in compliance in all material respects with applicable regulations, but there can be no assurance that the Company will be able to maintain such compliance. Failure to comply with, or changes in, these laws or regulations, or the expansion of the Company's business into jurisdictions that have adopted more stringent regulatory requirements than those in which the Company currently conducts business, could have an adverse effect on the Company by, among other things, limiting the income the Company may generate on existing and additional loans, limiting the states in which the Company may operate or restricting the Company's ability to realize on the collateral securing its loans. See "Item
1 -- Business -- Government Regulation."

LITIGATION

     On October 14, 1999, Harbor Financial Group, Inc. ("Harbor Parent"), Harbor Financial Mortgage Corporation ("Harbor") and four subsidiaries of Harbor filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code before the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. On December 14, 1999, the bankruptcy proceedings were converted to liquidation proceedings under Chapter 7 of the United States Bankruptcy Code. John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings (the "Trustee"), initiated adversary proceedings on May 25, 2001 against

FirstCity and various current and former directors and officers of FirstCity and Harbor alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers, and improper transfer of funds from the Harbor related entities to FirstCity. The claims also included fraudulent and preferential transfer of assets of the Harbor entities, fraud and conspiracy. The Trustee, FirstCity, the other defendants and the insurers providing Director's and Officer's Insurance coverage for FirstCity and its subsidiaries (the "Insurers") have settled the claims brought in the adversary proceedings with the approval of the Bankruptcy Court. Under the terms of the settlement agreement, the Trustee released the defendants, their affiliates and subsidiaries from any and all claims which were brought or could have been brought by the Trustee against any of the defendants, any past and present officers and directors of FirstCity or any affiliates or subsidiaries of FirstCity. Other claims could be asserted by parties alleging to be harmed by the failure of Harbor, Harbor Parent and their subsidiaries.

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

     Industry participants in the consumer lending businesses from time to time are named as defendants in litigation involving alleged violations of federal and state consumer protection or other similar laws and regulations. A judgment against FirstCity or Drive in connection with any such litigation could have a material adverse effect on the Company's consolidated financial position, results of operations and business prospects.

RELATIONSHIP WITH AND DEPENDENCE UPON CARGILL

     The Company's relationship with Cargill is material in a number of respects. Cargill, a subsidiary of Cargill, Incorporated, a privately held, multi-national agricultural and financial services company, provides equity and debt financings for many of the Acquisition Partnerships. Cargill owns approximately 2.7% of the Company's outstanding Common Stock, and a Cargill designee, Jeffery Leu, serves as a director of the Company. The Company believes its relationship with Cargill significantly enhances the Company's credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into other businesses and foreign markets. Although management believes that the Company's relationship with Cargill is excellent, there can be no assurance that such relationship will continue in the future. Absent such relationship, the Company and the Acquisition Partnerships would be required to find alternative sources for the financing that Cargill has historically provided. There can be no assurance that such alternative financing would be available. Any termination of such relationship could have a material adverse effect on the Company's consolidated financial position, results of operations and business prospects.

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

INFLUENCE OF CERTAIN STOCKHOLDERS

     The directors and executive officers of the Company collectively beneficially own 25.99% of the Common Stock. Although there are no agreements or arrangements with respect to voting such Common Stock among such persons except as described below, such persons, if acting together, may effectively be able to control any vote of stockholders of the Company and thereby exert considerable influence over the affairs of the Company. James R. Hawkins, the Chairman of the Board, is the beneficial owner of 11.41% of the Common Stock. James T. Sartain, President and Chief Executive Officer of the Company, is the beneficial owner of 4.90% of the Common Stock. ATARA I, Ltd. ("ATARA"), an entity associated with Rick R. Hagelstein, former Executive Vice President of the Company and former Chief Executive Officer of Mortgage Corp., beneficially owns 3.06% of the outstanding Common Stock. In addition, Cargill owns approximately 1.98% of the Common Stock. Mr. Hawkins, Mr. Sartain, Cargill and ATARA are parties to a shareholder voting agreement (the "Stockholder Voting Agreement"). Under the Stockholder Voting Agreement, Mr. Hawkins, Mr. Sartain and ATARA are required to vote their shares in favor of Cargill's designee for director of the Company, and Cargill is required to vote its shares in favor of one or more of the designees of Messrs. Hawkins and Sartain and ATARA. There can be no assurance that the interests of management or the other entities and individuals named above will be aligned with the Company's other stockholders.

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

TAX, MONETARY AND FISCAL POLICY CHANGES

     The Company originates and acquires financial assets, the value and income potential of which are subject to influence by various state and federal tax, monetary and fiscal policies in effect from time to time. The nature and direction of such policies are entirely outside the control of the Company, and the Company cannot predict the timing or effect of changes in such policies. Changes in such policies could have a material adverse effect on the Company's consolidated financial position, results of operations and business prospects.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's operations are materially impacted by net gains on sales of loans and net interest margins. The level of gains from loan sales the Company achieves is dependent on demand for the products originated. Net interest margins are dependent on the Company ability to maintain the spread or interest differential between the interest it charges the customer for loans and the interest the Company is charged for the financing of those loans. The following describes each component of interest bearing assets held by the Company and how each could be affected by changes in interest rates.

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

     The Company's equity investment in Drive is materially impacted by net interest margins and the ability to securitize the loans Drive originates. During 2002, Drive elected not to use gain on sale treatment when assets were securitized. Instead, Drive pursued a strategy to grow the balance sheet and record interest income from loans and interest expense on the related debt as incurred to build an earnings stream over time. Demand from potential investors in Drive's securitizations is affected by the perception of credit quality and prepayment risk associated with the loans Drive originates and securitizes. The timing and size and interest rates of the bonds issued as a part of the securitizations could also have a material effect on the net income of Drive. Interest rates offered to customers also affect prices paid for loans. These rates are determined by review of competitors' rate offerings to the public and current prices being paid to Drive for the products. Drive does not hedge these price risks.

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

     Additionally the Company has various sources of financing which have been previously described in "Item 7 -- Management's Discussion and analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     In summary, the Company would be negatively impacted by rising interest rates and declining prices of its sub-prime loans. Rising interest rates would negatively impact the value of residual interests in securitizations currently held and costs of borrowings under the warehouse lines and new secured financings. Declining prices of the Company's sub-prime loans would adversely affect the levels of gains achieved in the event Drive elects to sell those loans. The Company has not entered into any instruments to minimize this market risk of adverse changes in interest rates or declining prices.

     The following table is a summary of the interest earning assets and interest bearing liabilities, as of December 31, 2002, segregated by asset type as described in the previous paragraphs, with expected maturity or sales dates as indicated (dollars in thousands):

                                      WEIGHTED                                       GREATER
                                      AVERAGE     0-3      3-6      6-9      9-12    THAN 12
                                        RATE     MONTHS   MONTHS   MONTHS   MONTHS   MONTHS     TOTAL
                                      --------   ------   ------   ------   ------   -------   -------
INTEREST BEARING ASSETS
Portfolio assets(1).................     N/A     $2,477   $  647   $1,491   $2,680   $ 2,525   $ 9,820
Loans receivable(2).................   19.79%     2,264      843    1,074    1,571    11,948    17,700
Equity investments(3)
  Acquisition Partnerships..........     N/A      3,689    2,410    1,019    2,062    40,096    49,276
  Drive.............................     N/A         --       --       --       --     9,066     9,066
                                                 ------   ------   ------   ------   -------   -------
                                                 $8,430   $3,900   $3,584   $6,313   $63,635   $85,862
                                                 ======   ======   ======   ======   =======   =======
INTEREST BEARING LIABILITIES
Notes payable secured by Portfolio
  Assets, loans receivable and
  equity in Acquisition
  Partnerships(4)...................    8.10%    $4,369   $4,684   $4,542   $6,056   $11,507   $31,158
Unsecured notes.....................    6.50%       185       40       --       --        --       225
Consumer Lending....................    2.44%        --       --       --       --    16,000    16,000
Company credit facility.............    7.27%     3,436    1,279    1,262    2,204    41,109    49,290
                                                 ------   ------   ------   ------   -------   -------
                                                 $7,990   $6,003   $5,804   $8,260   $68,616   $96,673
                                                 ======   ======   ======   ======   =======   =======

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

     The Company currently has investments in Mexico and France. In France, the Company's investments are in the form of equity and represent a significant portion of the Company's total equity investments. As of December 31, 2002, one U.S. dollar equaled .95 Euros. A sharp change of the Euro relative to the U.S. dollar could materially adversely affect the financial position and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates. A 5% and 10% incremental depreciation of the Euro would result in an estimated decline in the valuation of the Company's equity investments in France of approximately $.5 million and $1.0 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Euro relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company's consolidated financial position or results of operations.

     In Mexico, approximately 95% of the Company's investments in Mexico are made through U.S. dollar denominated loans to the Partnerships located in Mexico. The remaining investment is in the form of equity in these same Partnerships. The loans receivable are required to be repaid in U.S. dollars. Although the U.S. dollar balance of these loans will not change due to a change in the Mexican peso, the future estimated cash flows of the underlying assets in Mexico could become less valuable as a result of a change in the exchange rate for the Mexican peso, and thus could affect the overall total returns to the Company on these investments. As of December 31, 2002, one U.S. dollar equaled
10.31 Mexican pesos. A 5% and 10% incremental depreciation of the peso would result in an estimated decline in the valuation of the Company's total investments in Mexico of approximately $.7 million and $1.4 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Mexican peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company's consolidated financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
                                       ASSETS
Cash and cash equivalents...................................   $  4,118     $  5,583
Portfolio Assets, net.......................................      9,820       14,218
Loans receivable from acquisition partnerships held for
  investment................................................     17,700       19,377
Equity investments..........................................     58,342       55,652
Deferred tax benefit, net...................................     20,101       20,101
Service fees receivable from affiliates.....................      2,235        1,546
Other assets, net...........................................      6,376        5,759
Net assets of discontinued operations.......................      7,764       16,657
                                                               --------     --------
     Total Assets...........................................   $126,456     $138,893
                                                               ========     ========

          LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Liabilities:
  Notes payable to affiliates...............................   $ 95,560     $ 83,957
  Notes payable other.......................................      1,113        7,252
  Deferred gain from sale of interest in subsidiary.........         --        4,000
  Minority interest.........................................      4,052        5,158
  Other liabilities.........................................      3,274        2,548
                                                               --------     --------
     Total Liabilities......................................    103,999      102,915
Commitments and contingencies (Notes 2, 3, 7, 9, 10, 12 and
  14).......................................................         --           --
Redeemable preferred stock, including accumulated dividends
  in arrears of $960 and $6,420, respectively (par value
  $.01, redemption value of $21 per share; 2,000,000 shares
  authorized; shares issued and outstanding: 130,691 and
  1,222,901 shares, respectively)...........................      3,705       32,101
Stockholders' equity:
  Optional preferred stock (par value $.01 per share;
     98,000,000 shares authorized; no shares issued or
     outstanding)...........................................         --           --
  Common stock (par value $.01 per share; 100,000,000 shares authorized; issued and outstanding: 11,195,076 and
     8,376,500 shares, respectively)........................        112           84
Paid in capital.............................................     98,934       79,645
Accumulated deficit.........................................    (82,977)     (76,728)
Accumulated other comprehensive income......................      2,683          876
                                                               --------     --------
     Total Shareholders' Equity.............................     18,752        3,877
                                                               --------     --------
     Total Liabilities, Redeemable Preferred Stock and
      Stockholders' Equity..................................   $126,456     $138,893
                                                               ========     ========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2002         2001         2000
                                                              ----------   ----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Servicing fees from affiliates............................   $12,665      $ 9,580      $ 11,442
  Gain on resolution of Portfolio Assets....................     1,138        1,049         3,120
  Equity in earnings of investments.........................     8,680       16,694         9,592
  Interest income from affiliates...........................     4,060        3,993         1,237
  Interest income, other....................................     1,068        1,892        13,857
  Gain on sale of interest in equity investments............     1,779        3,316            --
  Gain on sale of automobile loans..........................        --           --         2,836
  Gain on sale of interest in subsidiary....................     4,000           --         8,091
  Other income..............................................     2,598        1,887         2,834
                                                               -------      -------      --------
     Total revenues.........................................    35,988       38,411        53,009
Expenses:
  Interest and fees on notes payable to affiliates..........     6,456        7,838        13,814
  Interest and fees on notes payable, other.................       366          939         4,844
  Salaries and benefits.....................................    12,609       10,606        16,329
  Provision for loan and impairment losses..................       295        3,277         4,391
  Occupancy, data processing, communication and other.......     8,962       11,200        16,910
                                                               -------      -------      --------
     Total expenses.........................................    28,688       33,860        56,288
                                                               -------      -------      --------
Earnings (loss) from continuing operations before income
  taxes, minority interest and accounting change............     7,300        4,551        (3,279)
Provision for income taxes..................................      (153)         (15)       (7,414)
                                                               -------      -------      --------
Earnings (loss) from continuing operations before minority
  interest and accounting change............................     7,147        4,536       (10,693)
Minority interest...........................................    (1,204)      (2,061)         (207)
Cumulative effect of accounting change......................        --         (304)           --
                                                               -------      -------      --------
Earnings (loss) from continuing operations..................     5,943        2,171       (10,900)
Loss from discontinued operations...........................    (9,714)      (5,200)       (5,000)
                                                               -------      -------      --------
Net loss....................................................    (3,771)      (3,029)      (15,900)
Accumulated preferred dividends in arrears..................    (2,478)      (2,568)       (2,568)
                                                               -------      -------      --------
Net loss to common stockholders.............................   $(6,249)     $(5,597)     $(18,468)
                                                               =======      =======      ========
Basic and diluted earnings (loss) per common share are as
  follows:
  Earnings (loss) from continuing operations before
     accounting change......................................   $  0.40      $ (0.01)     $  (1.61)
  Discontinued operations...................................     (1.14)       (0.62)        (0.60)
  Cumulative effect of accounting change....................        --        (0.04)           --
  Net loss..................................................   $ (0.74)     $ (0.67)     $  (2.21)
  Weighted average common shares outstanding................     8,500        8,374         8,351

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS

                                                                               ACCUMULATED
                                                                                  OTHER
                                NUMBER OF                                     COMPREHENSIVE       TOTAL
                                  COMMON     COMMON   PAID IN   ACCUMULATED      INCOME       STOCKHOLDERS'
                                  SHARES     STOCK    CAPITAL     DEFICIT        (LOSS)          EQUITY
                                ----------   ------   -------   -----------   -------------   -------------
                                                          (DOLLARS IN THOUSANDS)
BALANCES, DECEMBER 31, 1999...   8,333,300    $ 83    $79,562    $(52,663)       $ (395)        $ 26,587
Purchase of shares through
  employee stock purchase
  plan........................      35,044       1         72          --            --               73
Comprehensive loss:
  Net loss for 2000...........          --      --         --     (15,900)           --          (15,900)
  Foreign currency items......          --      --         --          --           286              286
                                                                                                --------
Total comprehensive loss......                                                                   (15,614)
                                                                                                --------
Preferred dividends...........          --      --         --      (2,568)           --           (2,568)
                                ----------    ----    -------    --------        ------         --------
BALANCES, DECEMBER 31, 2000...   8,368,344      84     79,634     (71,131)         (109)           8,478
Purchase of shares through
  employee stock purchase
  plan........................       8,156      --         11          --            --               11
Comprehensive loss:
  Net loss for 2001...........          --      --         --      (3,029)           --           (3,029)
  Foreign currency items......          --      --         --          --          (218)            (218)
  Unrealized net gain on
     securitization...........          --      --         --          --         1,203            1,203
                                                                                                --------
Total comprehensive loss......                                                                    (2,044)
                                                                                                --------
Preferred dividends...........          --      --         --      (2,568)           --           (2,568)
                                ----------    ----    -------    --------        ------         --------
BALANCES, DECEMBER 31, 2001...   8,376,500      84     79,645     (76,728)          876            3,877
Issuance of common stock in
  exchange for redeemable
  preferred stock.............   2,417,388      24     18,891          --            --           18,915
Issuance of common stock to
  acquire minority interest in
  subsidiary..................     400,000       4        396          --            --              400
Purchase of shares through
  employee stock purchase
  plan........................       1,188      --          2          --            --                2
Comprehensive loss:
  Net loss for 2002...........          --      --         --      (3,771)           --           (3,771)
  Foreign currency items......          --      --         --          --         1,782            1,782
  Unrealized net gain on
     securitization...........          --      --         --          --            25               25
                                                                                                --------
Total comprehensive loss......                                                                    (1,964)
                                                                                                --------
Preferred dividends...........          --      --         --      (2,478)           --           (2,478)
                                ----------    ----    -------    --------        ------         --------
BALANCES, DECEMBER 31, 2002...  11,195,076    $112    $98,934    $(82,977)       $2,683         $ 18,752
                                ==========    ====    =======    ========        ======         ========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002       2001       2000
                                                              --------   --------   ---------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $ (3,771)  $ (3,029)  $ (15,900)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Loss from discontinued operations.......................     9,714      5,200       5,000
    Proceeds from resolution of Portfolio Assets............     4,210      8,801      14,398
    Gain on resolution of Portfolio Assets..................    (1,138)    (1,049)     (3,120)
    Purchase of Portfolio Assets and loans receivable,
      net...................................................    (4,412)   (10,606)    (25,914)
    Origination of automobile receivables, net of purchase
      discount..............................................        --         --    (106,311)
    Provision for loan and impairment losses................       295      3,277       4,391
    Equity in earnings of investments.......................    (8,680)   (16,694)     (9,592)
    Proceeds from performing Portfolio Assets and loans
      receivable, net.......................................     5,675     10,328      54,172
    Capitalized interest and costs on Portfolio Assets and
      loans receivable......................................       (15)      (509)       (247)
    Decrease in net deferred tax asset......................        --         --       7,000
    Depreciation and amortization...........................       721        899       1,994
    (Increase) decrease in service fees receivable from
      affiliate.............................................      (689)      (282)         96
    (Increase) decrease in other assets.....................    (2,528)     1,713      (1,070)
    Gain on sale of interest in equity investments or
      subsidiary............................................    (5,779)    (3,316)     (8,091)
    Gain on early debt extinguishment.......................      (899)        --        (833)
    Increase (decrease) in other liabilities................     1,790      3,228        (871)
                                                              --------   --------   ---------
        Net cash used in operating activities...............    (5,506)    (2,039)    (84,898)
                                                              --------   --------   ---------
Cash flows from investing activities:
  Proceeds from sale of interest in equity investments or
    subsidiary..............................................     3,373      7,567      15,000
  Proceeds on notes receivable from sale of interest in
    subsidiary..............................................        --         --      60,000
  Property and equipment, net...............................      (412)      (983)        210
  Contributions to Acquisition Partnerships and Servicing
    entities................................................   (14,011)   (14,088)     (6,715)
  Distributions from Acquisition Partnerships and Servicing
    entities................................................    23,440     11,259      10,313
                                                              --------   --------   ---------
        Net cash provided by investing activities...........    12,390      3,755      78,808
                                                              --------   --------   ---------
Cash flows from financing activities:
  Borrowings under notes payable to affiliates..............    45,189     30,700      48,465
  Borrowings under notes payable -- other...................       437        170      99,845
  Payments of notes payable to affiliates...................   (35,519)   (27,415)    (93,454)
  Payments of notes payable -- other........................    (5,678)    (6,229)    (46,741)
  Proceeds from issuance of common stock....................         2         11          73
  Payments for tender of redeemable preferred stock.........   (10,456)        --          --
  Payments for closing costs of recapitalization............    (1,503)        --          --
                                                              --------   --------   ---------
        Net cash provided by (used in) financing
          activities........................................    (7,528)    (2,763)      8,188
                                                              --------   --------   ---------
  Net cash provided by (used in) continuing operations......  $   (644)  $ (1,047)  $   2,098
  Net cash used by discontinued operations..................      (821)    (1,413)     (5,318)
                                                              --------   --------   ---------
Net increase decrease in cash and cash equivalents..........  $ (1,465)  $ (2,460)  $  (3,220)
Cash and cash equivalents, beginning of year................     5,583      8,043      11,263
                                                              --------   --------   ---------
Cash and cash equivalents, end of year......................  $  4,118   $  5,583   $   8,043
                                                              ========   ========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest................................................  $  5,580   $  7,700   $  15,932
                                                              ========   ========   =========
    Income taxes............................................  $     46   $     13   $     637
                                                              ========   ========   =========
  Non-cash operating activities:
    Equity method losses recorded to reduce loans and
      interest receivable on Mexican partnerships (note
      5)....................................................  $  3,025   $    997   $      --
                                                              ========   ========   =========
  Non-cash investing activities:
    Residual interests received as a result of sales of
      loans through securitizations.........................  $     --   $     --   $   5,713
                                                              ========   ========   =========
  Non-cash financing activities:
    Dividends accumulated and not paid on redeemable
      preferred stock.......................................  $  2,478   $  2,568   $   2,568
                                                              ========   ========   =========
    Balance of redeemable preferred stock and associated
      dividends relinquished in recapitalization
      transaction...........................................  $ 30,874   $     --   $      --
                                                              ========   ========   =========
    Issuance of note payable -- affiliate to purchase
      minority interest in FirstCity Holdings, Inc. ........  $  1,715   $     --   $      --
                                                              ========   ========   =========
    Issuance of common stock to purchase minority interest
      in FirstCity Holdings, Inc at fair value..............  $    400   $     --   $      --
                                                              ========   ========   =========

          See accompanying notes to consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

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

  (b) DESCRIPTION OF BUSINESS

     The Company is a financial services company with offices throughout the United States and Mexico, with a presence in France. At December 31, 2002, the Company was engaged in two principal reportable segments: (i) portfolio asset acquisition and resolution and (ii) consumer lending through the Company's minority investment in Drive Financial Services LP ("Drive"). Refer to Note 8 for operational information related to each of these principal segments. Effective in the third quarter of 1999, the Company adopted formal plans to discontinue its mortgage banking operations (refer to Note 3), which had previously also been reported as a segment. Activities related to the mortgage banking operations have been reclassified in the accompanying consolidated financial statements to discontinued operations.

     In December 2002, FirstCity completed a recapitalization in which holders of redeemable preferred stock, par value $.01 per share ("New Preferred Stock") exchanged 1,092,210 shares of New Preferred Stock for 2,417,388 shares of common stock and $10.5 million. As a result, common equity was increased by $18.9 million. FirstCity also recorded a $4 million gain from the release of its guaranty of Drive's indebtedness to BoS(USA). BoS(USA)'s warrant to purchase 1,975,000 shares of non-voting common stock was cancelled. FirstCity also acquired the minority interest in FirstCity Holdings held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom are Senior Vice Presidents of FirstCity by issuing 400,000 shares of common stock of the Company and a note payable, to be periodically redeemed by the Company for an aggregate of up to $3.2 million in accordance with certain cash collections from servicing income from Portfolio asset acquisitions in Mexico.

     In the third quarter of 2000, FirstCity Consumer Lending Corporation ("Consumer Corp."), a wholly-owned subsidiary of FirstCity, completed a sale of a 49% equity interest in its automobile finance operation to IFA Drive GP Holdings LLC ("IFA-GP") and IFA Drive LP Holdings LLC ("IFA-LP"), wholly-owned subsidiaries of BoS(USA), Inc. (formerly known as IFA Incorporated) ("BoS(USA)"), a wholly-owned subsidiary of Bank of Scotland (together with BoS(USA), the "Senior Lenders"), for a purchase price of $15 million cash pursuant to the terms of a Securities Purchase Agreement dated as of August 18, 2000 (the "Securities Purchase Agreement"), by and among the Company, Consumer Corp., FirstCity Funding LP ("Funding LP"), and FirstCity Funding GP Corp. ("Funding GP"), IFA-GP and IFA-LP (see Note 2 for further discussion). As a result of this sale, the Company no longer consolidates the financial statements of its automobile finance operation since August 1, 2000, but instead records its investment under the equity method

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES of accounting. Also, in relation to the sale, the Senior Lenders forgave a loan fee in the amount of $2.5 million, which resulted in accrued loan fees of $.8 million owed to the senior lender being recorded as other income in the consolidated financial statements. This amount from 2000 was originally recorded as extraordinary gain but was reclassified to other income due to the early adoption of SFAS 145 (see note 1(r)).

     In the portfolio asset acquisition and resolution business the Company acquires and resolves portfolios of performing and nonperforming commercial and consumer loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), which are generally acquired at a discount to their legal principal balance or appraised value. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally aggregated, including loans of varying qualities that are secured or unsecured by diverse collateral types and foreclosed properties. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on real estate, business assets or other collateral cash flow. Portfolio Assets are acquired on behalf of the Company or its wholly owned subsidiaries, and on behalf of legally independent domestic and foreign partnerships and other entities ("Acquisition Partnerships" or "WAMCO Partnerships") in which a partially owned affiliate of the Company is the general partner and the Company and other investors (including but not limited to Cargill) are limited partners.

     The Company services, manages and ultimately resolves or otherwise disposes of substantially all of the assets it, its Acquisition Partnerships, or other related entities acquire. The Company services all such assets until they are collected or sold and normally does not manage assets for non-affiliated third parties.

  (c) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of all majority owned subsidiaries of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in 20 to 50 percent owned affiliates are accounted for on the equity method since the Company has the ability to exercise significant influence over operating and financial policies of those affiliates. For domestic Acquisition Partnerships, the Company owns a limited partner interest and generally shares in a general partner interest. Regarding the foreign investments, the Company participates as a limited partner only. In all cases, the Company's direct and indirect equity interest never exceeds 50%. The following is a listing of the 20 to 50 percent owned affiliates accounted for on the equity method and held at December 31, 2002:

                                                               PERCENTAGE
AFFILIATE                                                      OWNERSHIP
---------                                                      ----------
BIDMEX 4, LLC...............................................     20.00
BIDMEX 5, LLC...............................................     20.00
UHR Limited.................................................     20.00
Namex, LLC..................................................     22.22
FCS Fischer, Ltd............................................     24.70
NEVVS Limited...............................................     25.00
Drive GP LLC................................................     31.00
Compagnie Transatlantique de Portefeuilles..................     33.33
MinnTex Investment Partners LP..............................     33.00
FCS Fischer GP, Corp........................................     33.33
Drive Financial Services LP.................................     38.71
First B Realty, L.P.........................................     49.00
WAMCO III, Ltd..............................................     49.00

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                                                               PERCENTAGE
AFFILIATE                                                      OWNERSHIP
---------                                                      ----------
WAMCO IX, Ltd...............................................     49.00
WAMCO XXIV, Ltd.............................................     49.00
WAMCO XXV, Ltd..............................................     49.00
WAMCO XXVIII, Ltd...........................................     49.50
WAMCO XXX, Ltd..............................................     49.50
FCS Creamer Ltd.............................................     49.75
FCS Wildhorse, Ltd..........................................     49.75
FCS Wood, Ltd...............................................     49.75
WAMCO XXVI, Ltd.............................................     49.75
Calibat Fund, LLC...........................................     50.00
FCS Creamer GP, Corp........................................     50.00
FCS Wildhorse GP Corp.......................................     50.00
FCS Wood GP, Corp...........................................     50.00
FCS Wood GP, Corp...........................................     50.00
MinnTex GP Corp. ...........................................     50.00
WAMCO III of Texas, Inc. ...................................     50.00
WAMCO V of Texas, Inc. .....................................     50.00
WAMCO IX of Texas, Inc. ....................................     50.00
WAMCO XVII of Texas, Inc. ..................................     50.00
WAMCO XXIV of Texas, Inc. ..................................     50.00
WAMCO XXV of Texas, Inc. ...................................     50.00
WAMCO XXVI of Texas, Inc. ..................................     50.00
WAMCO XXVII of Texas, Inc. .................................     50.00
WAMCO XXVIII of Texas, Inc. ................................     50.00
WAMCO XXIX of Texas, Inc. ..................................     50.00
WAMCO XXX of Texas, Inc. ...................................     50.00

     Investments in less than 20 percent owned partnerships are also accounted for on the equity method. FirstCity has the ability to exercise significant influence over operating and financial policies of these entities, despite its comparatively smaller equity percentage, due primarily to its active participation in the policy making process as well as its involvement in the day-to-day management activities. These partnerships are formed to share in the risks and rewards in developing new markets as well as to pool resources. Following is a

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES listing of the less than 20 percent owned partnerships accounted for on the equity method and held at December 31, 2002:

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

     The Company has a ten percent ownership in a French servicing corporation, MCS et Associes, S.A., which is accounted for on the equity method. FirstCity has the ability to exercise significant influence over operating and financial policies of this entity, despite its comparatively smaller equity percentage, due primarily to its active participation in the policy making process as well as its involvement in the day-to-day management activities.

     During 2002, the Company sold all of its equity interest in the following entities:

                                                               PERCENTAGE
AFFILIATE                                                      OWNERSHIP
---------                                                      ----------
Credit Finance Corporation Limited..........................     10.00
Miromesnil Limited..........................................     33.30
Societe Immobilere Lincoln, S.A. ...........................     10.00
CATX Limited................................................     25.00
Transalp Limited............................................     25.00
Finin Limited...............................................     33.30
Mirom Limited...............................................     10.00

     The Company also has loans receivable from certain Acquisition Partnerships (see note 1(f)). In situations where the Company is not required to advance additional funds to the Acquisition Partnership and previous losses have reduced the equity investment to zero, the Company continues to report its share of equity method losses in its consolidated statements of operations to the extent of and as an adjustment to the adjusted basis of the related loan receivable in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee losses When the Investor Has Loans to and Investments in Other Securities of the Investee ("EITF 98-13") (See Note 5).

  (d) CASH EQUIVALENTS

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has maintained balances in various operating and money market accounts in excess of federally insured limits.

  (e) PORTFOLIO ASSETS

     Portfolio Assets are held for sale and reflected in the accompanying consolidated financial statements as non-performing Portfolio Assets, performing Portfolio Assets or real estate Portfolios. Such designation is

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES made at the acquisition of the pool and does not change even though the actual mix of the loans may change. The following is a description of each classification and the related accounting policy accorded to each Portfolio type:

  Non-Performing Portfolio Assets

     Non-performing Portfolio Assets consist primarily of distressed loans and loan related assets, such as foreclosed upon collateral. Portfolio Assets are designated as non-performing unless substantially all of the loans in the Portfolio are being repaid in accordance with the contractual terms of the underlying loan agreements at date of acquisition. Such Portfolios are acquired on the basis of an evaluation by the Company of the timing and amount of cash flow expected to be derived from borrower payments or other resolution of the underlying collateral securing the loan.

     All non-performing Portfolio Assets are purchased at substantial discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the amortized cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the non-performing pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded an allowance for impairment of $.1 million and $1.6 million in 2002 and 2001, respectively. No allowance was required in 2000.

     Net gain on resolution of non-performing Portfolio Assets is recognized as income to the extent that proceeds collected exceed a pro rata portion of allocated cost from the pool. Cost allocation is based on a proration of actual proceeds divided by total estimated proceeds of the pool. No interest income is recognized separately on non-performing Portfolio Assets. All proceeds, of whatever type, are included in proceeds from resolution of Portfolio Assets in determining the gain on resolution of such assets. Accounting for Portfolios is on a pool basis as opposed to an individual asset-by-asset basis.

  Performing Portfolio Assets

     Performing Portfolio Assets consist primarily of Portfolios of consumer and commercial loans acquired at a discount from the aggregate amount of the borrowers' obligation. Portfolios are classified as performing if substantially all of the loans in the Portfolio are being repaid in accordance with the contractual terms of the underlying loan agreements at date of acquisition.

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

     Impairment on each Portfolio is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans' risk adjusted rates, which approximates the effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. The Company recorded an allowance for impairment of $.6 million in 2001. No allowance was required in either 2002 or 2000.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

  Real Estate Portfolios

     Real estate Portfolios consist of real estate acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of a real estate Portfolio is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded an allowance for impairment of $.2 million in 2002, $1.1 million in 2001 and $2.0 million in 2000.

  (f) LOANS RECEIVABLE

     Loans receivable consist primarily of loans made to Acquisition Partnerships located in Mexico at fixed rates ranging between 19% and 20%, the repayment of which is generally dependent upon future cash flows and distributions made from those Acquisition Partnerships. Interest is accrued when earned in accordance with the contractual terms of the loans. If there is not sufficient cash flow to pay interest, default provisions in the loan agreement increase the interest rate to between 23% and 30% until the interest owed in arrears is paid in full. The evaluation for impairment is determined based on the review of the estimated future cash receipts of the underlying nonperforming Portfolio Assets of each related Acquisition Partnership. The Company recorded no allowance for impairment in 2002, 2001 and 2000.

  (g) PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost, less accumulated depreciation and are included in other assets. Depreciation is provided using straight-line method over the estimated useful lives of the assets.

  (h) INTANGIBLES

     Intangible assets represent the excess of purchase price over fair value of assets acquired in connection with purchase transactions (goodwill) as well as the purchase price of future service fee revenues and are included in other assets. Goodwill and intangible assets with indefinite useful lives are tested for impairment in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). See note 1(r).

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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

France are serviced by MCS et Associes, S.A., in which the Company maintains a 10% equity interest. In all cases, service fees are recognized as they are earned in accordance with the servicing agreements.

  (j) REVENUE RECOGNITION ON CONTINGENT FEES

     The Company currently has certain servicing contracts with its Mexican investment entities whereby the Company is entitled to additional compensation for servicing once a specified return to the investors has been achieved. The Company will not recognize any revenue related to these contracts until the investors have received the required level of returns specified in the contracts and the Mexican investment entity has received cash in an amount greater than the required returns. There is no guarantee that the required level of returns to the investors will be achieved or that any additional compensation to the Company related to the contracts will be realized. The amount of these fees recognized by the Company was $604 in 2002, $409 in 2001 and $763 in 2000.

     The Mexican investment entities, on the other hand, record an accrued expense for these contingent fees provided that these fees are probable and reasonably estimable.

  (k) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), established standards for reporting and displaying comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires the accumulated balance of other comprehensive income (loss) to be displayed separately in the equity section of the consolidated balance sheet. The Company's other comprehensive income (loss) consists of foreign currency transactions and unrealized gains on securitization transactions.

  (l) FOREIGN CURRENCY TRANSLATIONS

     The Company has determined that the local currency is the functional currency for its operations outside the United States (primarily France and Mexico). Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' equity in accumulated other comprehensive income (loss). Revenues, costs and expenses denominated in foreign currencies are translated at the weighted average exchange rate for the period. An analysis of the changes in the cumulative adjustments during 2002, 2001 and 2000 follows (dollars in thousands):

BALANCE, DECEMBER 31, 1999..................................   $ (395)
  Aggregate adjustment for the period resulting from
     translation adjustments................................      286
                                                               ------
BALANCE, DECEMBER 31, 2000..................................     (109)
  Aggregate adjustment for the period resulting from
     translation adjustments................................     (218)
                                                               ------
BALANCE, DECEMBER 31, 2001..................................     (327)
  Aggregate adjustment for the period resulting from
     translation adjustments................................    1,782
                                                               ------
BALANCE, DECEMBER 31, 2002..................................   $1,455
                                                               ======

     Increases or decreases in expected functional currency cash flows upon settlement of a foreign currency transaction are recorded as foreign currency transaction gains or losses and included in the results of operations in the period in which the exchange rate changes. Aggregate foreign currency transaction gains (losses) included in the consolidated statements of operations for 2002, 2001 and 2000 were $143, $(331), and $(765), respectively.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

  (m) UNREALIZED GAINS ON SECURITIZATION TRANSACTIONS

     The Company has equity investments in certain entities which have retained unrated interests in securitization transactions, which represent the present value of the right to the excess cash flow generated by the securitized contracts. The residual certificates are accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Because such assets can be contractually prepaid or otherwise settled in such a way that the holder would not receive all of the recorded investment, the assets are classified as available-for-sale investments and are carried at estimated fair value with any accompanying increases or decreases in estimated fair value being recorded as unrealized gains or losses in other comprehensive income (loss) in the accompanying statements of stockholders' equity and comprehensive loss. The determination of fair value is based on the present value of the anticipated excess cash flows utilizing the valuation assumptions discussed above. The carrying value of each retained certificate is assessed for impairment in accordance with the provisions of EITF 99-20 as discussed in note 1(r). There can be no assurance that the estimates used to determine the fair value of the residual certificates will remain appropriate for the life of each asset and it is reasonably possible that circumstances could change in future periods which could result in a material change in the estimates used to prepare the accompanying consolidated financial statements. If actual prepayments or credit losses exceed the current estimates, other than temporary impairment may be required to be recognized.

     An analysis of the changes in the unrealized net gains on securitization transactions during 2002 and 2001 follows (dollars in thousands). There were no unrealized gains or losses on securitization transactions in 2000.

BALANCE, DECEMBER 31, 2000..................................   $   --
  Aggregate adjustment for the period resulting from
     unrealized net gains on securitizations................    1,203
                                                               ------
BALANCE, DECEMBER 31, 2001..................................    1,203
  Aggregate adjustment for the period resulting from
     unrealized net gains on securitizations................       25
                                                               ------
BALANCE, DECEMBER 31, 2002..................................   $1,228
                                                               ======

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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The effects of any common stock equivalents are antidilutive for 2002, 2001 and 2000 due to the net loss for the periods; therefore, diluted loss per common share is reported the same as basic loss per common share.

  (p) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company assesses the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell (see note 1(r)).

  (q) STOCK-BASED COMPENSATION

     At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS 148 as discussed under "Effects of New Accounting Standards", the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2002      2001       2000
                                                         -------   -------   --------
Net loss to common stockholders, as reported...........  $(6,249)  $(5,597)  $(18,468)
  Add: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects...................     (147)     (168)      (668)
                                                         -------   -------   --------
Pro forma net loss to common stockholders..............  $(6,396)  $(5,765)  $(19,136)
                                                         =======   =======   ========
Net loss per common share:
Basic -- as reported...................................  $ (0.74)  $ (0.67)  $  (2.21)
                                                         =======   =======   ========
Basic -- pro forma.....................................  $ (0.75)  $ (0.69)  $  (2.29)
                                                         =======   =======   ========
Diluted -- as reported.................................  $ (0.74)  $ (0.67)  $  (2.21)
                                                         =======   =======   ========
Diluted -- pro forma...................................  $ (0.75)  $ (0.69)  $  (2.29)
                                                         =======   =======   ========

     The per share weighted-average fair value of stock options granted during 2001 and 2000 was $0.99 and $1.84, respectively, on the grant date using the Black-Scholes option pricing model with the following assumptions: $0 expected dividend yield, risk-free interest rate of 6.0%, expected volatility of 30%, and an expected life of 10 years.

  (r) EFFECT OF NEW ACCOUNTING STANDARDS

     In March 2001, the Company adopted the provisions of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"), which requires that other-than-temporary impairments in beneficial interests be written down to fair value

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES with the resulting charge being included in operations. The implementation of EITF 99-20 required Drive to record a cumulative effect of accounting change for other-than-temporary impairments on retained beneficial interests in certain securitized assets, which had previously been recorded as unrealized losses. As a result, in the second quarter of 2001, the Company recognized a charge for the cumulative effect of a change in accounting principle of $.3 million relating to the Company's share of Drive's cumulative effect because the Company believed it to be material to the consolidated results of operations.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets ("SFAS 142") and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144").

     SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the SFAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of ("SFAS 121") and SFAS 144 after it superceded SFAS 121. The adoption of SFAS 142 did not have a material impact on the Company's consolidated financial statements, as unamortized goodwill at December 31, 2001 was $.1 million.

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

     On April 1, 2002, the Company elected early adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. As it relates to FirstCity, SFAS 145 eliminates the extraordinary gain classification on early debt extinguishments. Instead, the gains associated with the early extinguishment of debt have been recorded in other income in the consolidated statements of operations. The result of this adoption did not modify or adjust net loss for any period and does not impact the Company's compliance with various debt covenants. The effect of SFAS 145 resulted in the extinguishment of debt of $.7 million in 2002 being included in other income in the consolidated statements of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income or loss and earnings (loss) per share in annual and interim consolidated financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for stock-based employee compensation using the fair value

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES method, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS 123, the Company has elected to continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS 148 as of December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of FIN 45 will have no material impact on its consolidated financial statements and applicable disclosure requirements are included in note 14.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the entity will consolidate or disclose information about variable interest entities when FIN 46 becomes effective. Although management is still evaluating the impact of FIN 46, the adoption is not expected to have a material effect. Presently the Company has identified one Acquisition Partnership, which may qualify for consolidation in accordance with FIN 46. This Acquisition Partnership holds real estate that is being developed for its intended use. As of December 31, 2002, the total assets that would be consolidated into the Company's consolidated financial statements were $1.4 million. The maximum loss exposure to the Company related to this Acquisition Partnership is estimated to be $.3 million as of December 31, 2002.

  (s) RECLASSIFICATIONS

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

     In December 2002, FirstCity completed a recapitalization in which holders of New Preferred Stock exchanged 1,092,210 shares of New Preferred Stock for 2,417,388 shares of common stock and $10.5 million. As a result, common equity was increased by $18.9 million. FirstCity also recorded a $4 million gain from the

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES release of its guaranty of Drive's indebtedness to BoS(USA). BoS(USA)'s warrant to purchase 1,975,000 shares of non-voting common stock was cancelled. FirstCity also acquired the minority interest in FirstCity Holdings held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom are Senior Vice Presidents of FirstCity by issuing 400,000 shares of common stock of the Company and a note payable, to be periodically redeemed by the Company for an aggregate of up to $3.2 million in accordance with certain cash collections from servicing income from Portfolio asset acquisitions in Mexico.

     As a part of the recapitalization, BoS(USA) provided a non-recourse loan in the amount of $16 million to FirstCity which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity's debt to the Senior Lenders. The $16 million loan is secured by a 20% interest in Drive (64.51% of FirstCity's remaining 31% interest in Drive) and other assets of Consumer Corp. to allow BoS(USA) to realize upon the 20% Drive interest in the event of default by FirstCity. In connection with the $16 million loan, FirstCity is obligated to pay an arrangement fee to BoS(USA) equal to 20% of all amounts received by FirstCity in excess of $16 million from any sale or other disposition of FirstCity's 20% interest in Drive and all dividends and other distributions paid by Drive or its general partner on FirstCity's 20% interest in Drive.

     In connection with the recapitalization, the Senior Lenders refinanced the remainder of the Company's debt facilities. The Senior Lenders also provided new financing to FirstCity, with a total commitment of up to $59 million, consisting of (a) a $5 million revolving credit loan and (b) an acquisition term loan in an amount up to $54 million. The aggregate amount of outstanding loans under the total commitment by the Senior Lenders for the refinancing and the new financing at any time may not exceed $77 million.

     On November 4, 2002, the NASDAQ Stock Market, Inc. ("Nasdaq") notified the Company that its common stock had failed to meet the listing requirements for the Nasdaq National Market because the common stock had closed below the minimum bid price of $1.00 per share for thirty (30) consecutive trading days. Accordingly, Nasdaq provided the Company ninety (90) calendar days, or until February 2, 2003, to regain compliance. On November 21, 2002, Nasdaq notified the Company that it had regained compliance with this requirement and the matter was closed.

     On November 21, 2002, Nasdaq notified the Company that it did not comply with the minimum $10 million stockholders' equity requirement for continued listing on the Nasdaq National Market. After the recapitalization, Nasdaq notified the Company on January 2, 2003 that it complied with this rule and the matter was closed.

     As stated in Note 1, in the third quarter of 2000, Consumer Corp. completed the sale of a 49% equity interest in its automobile finance operation to IFA-GP and IFA-LP. The transaction generated $75 million in cash as described below and resulted in a gain of $12.1 million ($4 million was deferred and recognized in the December 2002 recapitalization). The new entity formed to facilitate the transaction is Drive Financial Services LP ("Drive"). BoS(USA), through wholly owned subsidiaries formed for the purpose of the acquisition, purchased 49% of this newly formed entity for $15 million and BoS(USA) provided $60 million in term financing to Drive and its subsidiary, Drive ABS LP, which was used to repay indebtedness owed to FirstCity by its automobile finance operation. After taking into effect the sale of the 49% interest to IFA-GP and IFA-LP, the ownership of Drive is allocated as follows: 49% of Drive is owned (directly and indirectly) by IFA-GP and IFA-LP, 31% of Drive is owned (directly and indirectly) by Consumer Corp., and 20% of Drive is owned (directly and indirectly) by Thomas R. Brower, Scot A. Foith, Thomas G. Dundon, R. Tyler Whann, Bradley C. Reeves, Stephen H. Trent and Blake P. Bozman (the "Auto Finance Management Group"). The Auto Finance Management Group consists of officers and shareholders of Funding GP and limited partners of Funding LP who indirectly and directly owned the remaining 20% equity interest in Funding LP. The Company has reflected the Auto Finance Management Group's 20% equity interest in Funding LP as a minority interest in the consolidated financial statements.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     BoS(USA) has a warrant to purchase 425,000 shares of the Company's voting Common Stock at $2.3125 per share. BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's voting Common Stock.

     In the third quarter of 1999, dividends on the Company's redeemable preferred stock ("New Preferred Stock") were suspended. At December 31, 2002, accumulated dividends in arrears on New Preferred Stock totaled $1.0 million, or $7.35 per share. Since the Company failed to pay quarterly dividends for six consecutive quarters, the holders of New Preferred Stock are entitled to elect two directors to the Company's Board until cumulative dividends have been paid in full. Dividends on outstanding shares of New Preferred Stock of FirstCity will be restricted until the Tranche II term loan is paid in full. Given the continued high debt levels of the Company, and management's priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on New Preferred Stock will be paid in the foreseeable future.

     The Portfolio Asset acquisition and resolution group of the Company has a $35 million loan facility (increased from $30 million in August 2002) with CFSC Capital Corp. XXX, a subsidiary of Cargill. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates and matures in March, 2005. At December 31, 2002, approximately $25 million was outstanding under this facility.

     FirstCity receives cash from its investments in foreign Acquisition Partnerships. The Company received cash from return on investments in France in the amount of $4.3 million and $3.6 million and invested $4.6 million and $3.3 million during 2002 and 2001, respectively. The Company received cash from its investments and notes receivable in Mexico in the amount of $4.0 million and $5.4 million and invested $4.0 million and $11.1 million during 2002 and 2001, respectively.

     Management believes that the BoS(USA) loan facilities along with the liquidity from the Cargill Facility, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

(3) DISCONTINUED OPERATIONS

     The Company recorded provisions of $9.7 million in 2002, $5.2 million in 2001 and $5.0 million in 2000 for additional losses from discontinued operations. Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage Corp.) and its subsidiaries (collectively referred to as "Mortgage Corp."), and FC Capital Corp. ("Capital Corp."). These entities comprise the operations that were previously reported as the Company's residential and commercial mortgage banking business. Additionally, the net assets related to the resolution of activity from the discontinued operations have been reflected in the accompanying consolidated balance sheets.

     The net assets from discontinued operations consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Estimated future gross cash receipts on residual interests
  in securitizations........................................  $ 8,764   $18,775
Accrual for loss on operations and disposal of discontinued
  operations................................................   (1,000)   (2,118)
                                                              -------   -------
  Net assets of discontinued operations.....................  $ 7,764   $16,657
                                                              =======   =======

     The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. Although the liquidation or run-off of these investment securities will last longer than one year, the Company is contractually obligated to service the

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES securitized assets. The Company has considered the estimated future gross cash receipts for such investment securities in the computation of the loss from discontinued operations. The cash flows are collected over a period of time and are valued using prepayment assumptions of 28% to 33% for fixed rate loans and 25% to 33% for variable rate loans. Overall loss rates are estimated from 3% to 10% of collateral. If the prepayment speeds were to increase by 10% and 20%, the estimated future gross cash receipts would decrease by $.8 million and $1.5 million, respectively. Additionally, if the loss rates were to increase by 10% and 20%, the estimated future gross cash receipts would decrease by $.7 million and $1.3 million, respectively.

(4) PORTFOLIO ASSETS

     Portfolio Assets are summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Non-performing Portfolio Assets.............................  $ 39,241   $ 45,123
Performing Portfolio Assets.................................     7,761     10,227
Real estate Portfolios......................................     1,242      1,766
                                                              --------   --------
  Total Portfolio Assets....................................    48,244     57,116
Adjusted purchase discount required to reflect Portfolio
  Assets at carrying value..................................   (38,424)   (42,898)
                                                              --------   --------
  Portfolio Assets, net.....................................  $  9,820   $ 14,218
                                                              ========   ========

     The Company recorded an allowance for impairment on Portfolio Assets of approximately $.3 million, $3.3 million and $2.0 million in 2002, 2001 and 2000, respectively. The Company recorded permanent valuation impairments of $.2 million in 2002 on two real estate Portfolios due to deterioration of property values and market conditions, as well as additional expected disposal costs. Minimal provisions were recorded in 2002 for performing or non-performing Portfolios as the economic conditions during the year did not negatively impact the Company's expectation of future cash flows. In 2001, provisions of $1.6 million in four non-performing Portfolios and $.6 million in two performing Portfolios were recorded as estimated future collections were reduced primarily due to the Company accepting discounted payoffs in lieu of extended payouts. Also, the Company recorded permanent valuation impairments of $1.1 million in 2001 and $2.0 million in 2000 on one real estate Portfolio due to deterioration of property values and market conditions. Portfolio Assets are pledged to secure non-recourse notes payable.

(5) LOANS RECEIVABLE FROM ACQUISITION PARTNERSHIPS HELD FOR INVESTMENT

     Loans receivable from Acquisition Partnerships held for investment consist primarily of loans from certain partnerships located in Mexico and are summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Mexico......................................................  $16,399   $18,221
Domestic....................................................    1,301     1,156
                                                              -------   -------
                                                              $17,700   $19,377
                                                              =======   =======

     There were no provisions recorded on these loans during 2002 and 2001. The loans receivable from the Mexican partnerships are secured by the assets/loans acquired by the Mexican partnerships with purchase money loans provided by the investors to the Mexican partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary. Equity method losses which were recorded to reduce the loans and interest receivable from the Mexican partnerships was $3.0 million and $1.0 million during 2002 and 2001, respectively, in compliance with EITF 98-13.

     In 2000, the Company recorded an allowance for impairment on loans receivable of approximately $.8 million relating to automobile finance receivables generated by the Company's automobile platform, which was sold to Drive in August 2000. In addition, provisions of $1.6 million during 2000 were recorded for permanent impairment of value in residual interests in automobile finance securitizations, which were also sold to Drive in August 2000.

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

                       CONDENSED COMBINED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Assets......................................................  $585,435   $654,883
                                                              ========   ========
Liabilities.................................................   480,713    498,361
Net equity..................................................   104,722    156,522
                                                              --------   --------
                                                              $585,435   $654,883
                                                              ========   ========
Equity investment in Acquisition Partnerships...............  $ 46,029   $ 43,657
Equity investment in servicing entities.....................     3,247      2,118
                                                              --------   --------
                                                              $ 49,276   $ 45,775
                                                              ========   ========

                    CONDENSED COMBINED SUMMARY OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Proceeds from resolution of Portfolio Assets.........  $271,929   $249,219   $163,386
Gain on resolution of Portfolio Assets...............    89,824    103,599     75,788
Interest income on performing Portfolio Assets.......    14,380     24,473     18,049
Net earnings (loss)..................................  $(13,224)  $ 14,172   $ 36,766
                                                       ========   ========   ========
Equity in earnings of Acquisition Partnerships.......  $  8,418   $  9,742   $  7,203
Equity in earnings of servicing entities.............       794      1,029        166
                                                       --------   --------   --------
                                                       $  9,212   $ 10,771   $  7,369
                                                       ========   ========   ========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     The assets and equity (deficit) of the Acquisition Partnerships and equity investments in those entities are summarized by geographic region below. The WAMCO Partnerships represent domestic Texas limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Assets:
  Domestic:
     WAMCO Partnerships.....................................  $189,392   $259,617
     Other..................................................    19,491     15,607
  Mexico....................................................   246,087    305,324
  France....................................................   130,465     74,335
                                                              --------   --------
                                                              $585,435   $654,883
                                                              ========   ========
Equity (deficit):
  Domestic:
     WAMCO Partnerships.....................................  $ 80,059   $ 90,249
     Other..................................................     7,212      3,207
  Mexico....................................................   (51,567)     2,546
  France....................................................    69,018     60,520
                                                              --------   --------
                                                              $104,722   $156,522
                                                              ========   ========
Equity investment in Acquisition Partnerships:
  Domestic:
     WAMCO Partnerships.....................................  $ 29,951   $ 30,806
     Other..................................................     3,494      2,313
  Mexico....................................................     1,108      1,289
  France....................................................    11,476      9,249
                                                              --------   --------
                                                              $ 46,029   $ 43,657
                                                              ========   ========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings (loss) of those entities are summarized by geographic region below.

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2002       2001      2000
                                                        --------   --------   -------
Revenues:
  Domestic:
     WAMCO Partnerships...............................  $ 44,158   $ 45,603   $33,778
     Other............................................     8,265      1,512       235
  Mexico..............................................    37,230     63,687    44,084
  France..............................................    16,899     20,199    17,934
                                                        --------   --------   -------
                                                        $106,552   $131,001   $96,031
                                                        ========   ========   =======
Net earnings (loss):
  Domestic:
     WAMCO Partnerships...............................  $ 27,541   $ 21,128   $12,357
     Other............................................     5,208      1,190      (147)
  Mexico..............................................   (56,480)   (21,816)   12,857
  France..............................................    10,507     13,670    11,699
                                                        --------   --------   -------
                                                        $(13,224)  $ 14,172   $36,766
                                                        ========   ========   =======
Equity in earnings (loss) of Acquisition Partnerships:
  Domestic:
     WAMCO Partnerships...............................  $  8,099   $  7,363   $ 4,667
     Other............................................     1,885        798       123
  Mexico..............................................    (3,493)    (1,153)      210
  France..............................................     1,927      2,734     2,203
                                                        --------   --------   -------
                                                        $  8,418   $  9,742   $ 7,203
                                                        ========   ========   =======

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

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31,   DECEMBER 31,   FEBRUARY 28,   DECEMBER 31,
                                                  2002           2001           2001           2000
                                              ------------   ------------   ------------   ------------
Cash........................................    $ 14,337       $  7,303       $  7,589       $ 10,567
Restricted cash.............................      12,124             --             --             --
Retail installment contracts, net...........     367,520         70,447        139,377         90,652
Residual interests in securitizations.......      63,202         77,407         55,739         56,190
Other assets................................      14,494         10,321         10,158          6,799
                                                --------       --------       --------       --------
  Total assets..............................    $471,677       $165,478       $212,863       $164,208
                                                ========       ========       ========       ========
Notes payable...............................    $434,422       $126,665       $187,365       $143,923
Other liabilities...........................      14,123         13,323         17,473         10,638
                                                --------       --------       --------       --------
  Total liabilities.........................     448,545        139,988        204,838        154,561
Net equity..................................      23,132         25,490          8,025          9,647
                                                --------       --------       --------       --------
                                                $471,677       $165,478       $212,863       $164,208
                                                ========       ========       ========       ========
Equity investment in Drive..................    $  9,066       $  9,877       $  3,110       $  3,738
  Minority interest.........................      (1,812)        (1,975)          (622)          (748)
                                                --------       --------       --------       --------
     Net investment in Drive................    $  7,254       $  7,902       $  2,488       $  2,990
                                                ========       ========       ========       ========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

                                                                  MARCH 1,      AUGUST 1,      AUGUST 1,
                                                                    2001           2000           2000
                                   YEAR ENDED     YEAR ENDED      THROUGH        THROUGH        THROUGH
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   FEBRUARY 28,   DECEMBER 31,
                                      2002           2001           2001           2001           2000
                                  ------------   ------------   ------------   ------------   ------------
Interest income.................    $101,238       $45,224        $37,506        $22,031        $14,313
Gain on sale of loans...........          --        39,033         39,033          9,434          9,434
Service fees and other..........      12,320        12,376         10,391          4,256          2,271
                                    --------       -------        -------        -------        -------
  Revenues......................     113,558        96,633         86,930         35,721         26,018
                                    --------       -------        -------        -------        -------
Interest expense................      16,366        11,744          9,329          8,165          5,750
Salaries and benefits...........      41,648        33,185         28,706         13,674          9,195
Provision for loan and
  impairment losses.............      32,078        12,688         10,425          4,129          1,866
Other expenses..................      25,106        24,516         19,207          8,777          3,468
                                    --------       -------        -------        -------        -------
  Expenses......................     115,198        82,133         67,667         34,745         20,279
                                    --------       -------        -------        -------        -------
Net earnings (loss).............    $ (1,640)      $14,500        $19,263        $   976        $ 5,739
                                    ========       =======        =======        =======        =======
Equity in earnings (loss) of
  Drive.........................    $   (532)      $ 5,923        $ 7,768        $   378        $ 2,223
Cumulative effect of accounting
  change........................          --          (304)          (304)            --             --
Minority interest...............         106        (1,124)        (1,493)           (75)          (444)
                                    --------       -------        -------        -------        -------
  Net equity in earnings (loss)
     of Drive...................    $   (426)      $ 4,495        $ 5,971        $   303        $ 1,779
                                    ========       =======        =======        =======        =======

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(7) NOTES PAYABLE

     Notes payable consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Notes payable to affiliates:
Collateralized loans, secured by Portfolio Assets:
  LIBOR (1.4% at December 31, 2002) plus 5%, due at various
     dates through 2003, affiliate..........................    4,314     7,650
Senior Credit Facility with affiliate, secured and with
  recourse to the Company:
  Prime (4.25% at December 31, 2002) plus 2.5%; fixed rate
     at 8.77%, due at various dates through 2007............   49,290        --
  LIBOR plus 2.5%; Prime....................................       --    48,600
Acquisition Facility with affiliate, secured by certain
  equity interests of the Company, fixed rate at 8.5%, due
  2005......................................................   24,599    27,422
Term loan to affiliate, secured by equity interest in Drive,
  LIBOR (1.4% at December 31, 2002) plus 1.0%, due 2007.....   16,000        --
Unsecured notes payable to affiliates, fixed rate at 4.5% to
  7.0%, due at various dates through 2011...................    1,357       285
                                                              -------   -------
       Total notes payable to affiliates....................  $95,560   $83,957
                                                              -------   -------
Notes payable -- other:
Collateralized loans, secured by Portfolio Assets:
  Fixed rate (10.00% at December 31, 2002), matured 2002....  $   962   $ 7,181
Unsecured note payable, fixed rate at 6.26%, due 2003.......      151        71
                                                              -------   -------
       Total notes payable -- other.........................  $ 1,113   $ 7,252
                                                              -------   -------
       Total notes payable..................................  $96,673   $91,209
                                                              =======   =======

     Refer to Note 2 for a description of terms related to the Company's Senior Credit Facility at December 31, 2002 and other matters concerning the Company's liquidity.

     Under terms of certain borrowings, the Company and its subsidiaries are required to maintain certain tangible net worth levels and debt to equity and debt service coverage ratios. The terms also restrict future levels of debt. At December 31, 2002, the Company was in compliance with the aforementioned covenants. The aggregate maturities of notes payable for the five years ending December 31, 2007 are as follows: $9,283 in 2003, $12,553 in 2004, $36,599 in
2005, $8,955 in 2006 and $28,000 in 2007.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(8) SEGMENT REPORTING

     The Company is engaged in two reportable segments (i) Portfolio Asset acquisition and resolution and (ii) consumer lending through the Company's minority investment in Drive. These segments have been segregated based on products and services offered by each. As a result of the sale of a 49% equity interest in the Company's automobile finance operation, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments. The following is a summary of results of operations for each of the two segments and reconciliation to earnings (loss) from continuing operations.

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2002      2001       2000
                                                         -------   -------   --------
PORTFOLIO ASSET ACQUISITION AND RESOLUTION:
  Revenues:
     Servicing fees....................................  $12,665   $ 9,580   $  7,555
     Gain on resolution of Portfolio Assets............    1,138     1,049      3,120
     Gain on the sale of interest in investments.......    1,779     3,316         --
     Equity in earnings of investments.................    9,212    10,771      7,369
     Interest income...................................    5,122     5,847      2,143
     Other.............................................    2,185     1,836      1,129
                                                         -------   -------   --------
       Total...........................................   32,101    32,399     21,316
  Expenses:
     Interest and fees on notes payable................    2,946     4,128      3,266
     Salaries and benefits.............................    9,611     7,679      5,531
     Provision for loan and impairment losses..........      295     3,277      1,971
     Occupancy, data processing and other..............    7,815     9,503      7,083
                                                         -------   -------   --------
       Total...........................................   20,667    24,587     17,851
                                                         -------   -------   --------
  Operating contribution before direct taxes...........  $11,434   $ 7,812   $  3,465
                                                         =======   =======   ========
  Operating contribution, net of direct taxes..........  $11,214   $ 7,713   $  3,354
                                                         =======   =======   ========
CONSUMER LENDING:
  Revenues:
     Servicing fees....................................  $    --   $    --   $  3,887
     Equity in earnings (loss) of Drive................     (532)    5,923      2,223
     Gain on sale of automobile loans..................       --        --      2,836
     Interest income...................................       --         5     12,882
     Gain on sale of interest in Drive.................    4,000        --      8,091
     Other.............................................        1         9         71
                                                         -------   -------   --------
       Total...........................................    3,469     5,937     29,990

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2002      2001       2000
                                                         -------   -------   --------
  Expenses:
     Interest and fees on notes payable................       18        --      3,217
     Salaries and benefits.............................       --        --      7,277
     Provision for loan and impairment losses..........       --        --      2,420
     Occupancy, data processing and other (net of
       minority interest)..............................      (93)    1,473      6,706
                                                         -------   -------   --------
       Total...........................................      (75)    1,473     19,620
                                                         -------   -------   --------
  Operating contribution before direct taxes...........  $ 3,544   $ 4,464   $ 10,370
                                                         =======   =======   ========
  Operating contribution, net of direct taxes..........  $ 3,544   $ 4,448   $ 10,362
                                                         =======   =======   ========
       Total operating income, net of direct taxes.....  $14,758   $12,161   $ 13,716
                                                         =======   =======   ========
CORPORATE OVERHEAD:
  Other revenue........................................  $   418   $    75   $  1,703
  Corporate interest expense...........................   (3,858)   (4,649)   (12,175)
  Salaries and benefits, occupancy, professional and
     other Expenses....................................   (5,375)   (5,416)    (7,144)
  Deferred tax valuation allowance.....................       --        --     (7,000)
                                                         -------   -------   --------
  Earnings (loss) from continuing operations...........  $ 5,943   $ 2,171   $(10,900)
                                                         =======   =======   ========

     Revenues from the Consumer Lending segment are all attributable to domestic operations. Revenues from the Portfolio Asset acquisition and resolution segment attributable to domestic and foreign operations are summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Domestic................................................  $19,444   $18,978   $13,527
Mexico..................................................    7,985     9,460     5,237
France..................................................    4,646     3,941     2,552
Other foreign...........................................       26        20        --
                                                          -------   -------   -------
  Total.................................................  $32,101   $32,399   $21,316
                                                          =======   =======   =======

     Total assets for each of the segments and a reconciliation to total assets is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Portfolio acquisition and resolution assets.................  $ 77,744   $ 79,335
Consumer assets.............................................     9,127     10,205
Deferred tax benefit, net...................................    20,101     20,101
Other assets, net...........................................    11,720     12,595
Net assets of discontinued operations.......................     7,764     16,657
                                                              --------   --------
  Total assets..............................................  $126,456   $138,893
                                                              ========   ========

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(9) PREFERRED STOCK, STOCKHOLDERS' EQUITY AND LOSS PER SHARE

     On July 17, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission, which allows the Company to issue up to $250 million in debt and equity securities from time to time in the future. The registration statement became effective July 28, 1998. As of December 31, 2002, there have been no securities issued under this registration statement.

     In connection with the recapitalization discussed in Note 2, 400,000 shares of common stock were issued to purchase a minority interest.

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

     The redeemable preferred stock has a redemption value of $21.00 per share and cumulative quarterly cash dividends at the annual rate of $2.10 per share through the redemption date of September 30, 2005. The Company may redeem the New Preferred Stock after September 30, 2003 for $21 per share plus accrued dividends. The New Preferred Stock carries no voting rights except in the event of non-payment of dividends, in which case, the holders of New Preferred Stock have the right to elect two directors to the Company's Board. In the third quarter of 1999, dividends on the Company's New Preferred Stock were suspended. In connection with the recapitalization discussed in Note 2, 1,092,210 shares of New Preferred Stock were exchanged for 2,417,388 shares of common stock and $10.5 million. At December 31, 2002, accumulated dividends in arrears on remaining New Preferred Stock totaled $1.0 million, or $7.35 per share. Since the Company failed to pay quarterly dividends for six consecutive quarters, the holders of New Preferred Stock are entitled to elect two directors to the Company's Board until cumulative dividends have been paid in full; the right to elect the additional directors has not been exercised by the holders of the New Preferred Stock.

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

     The Company has stock option and award plans for the benefit of key individuals, including its directors, officers and key employees. The plans are administered by a committee of the Board of Directors and provide for the grant of up to a total of 730,000 shares (net of shares cancelled and forfeited) of Common Stock.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

     Stock option activity during the periods indicated is as follows:

                                     2002                 2001                 2000
                              ------------------   ------------------   ------------------
                                        WEIGHTED             WEIGHTED             WEIGHTED
                                        AVERAGE              AVERAGE              AVERAGE
                                        EXERCISE             EXERCISE             EXERCISE
                              SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                              -------   --------   -------   --------   -------   --------
Outstanding at beginning of
  Year......................  623,250    $ 8.07    347,750    $12.03    236,650    $22.96
Granted.....................       --        --    275,500      3.06    183,000      2.00
Exercised...................       --        --         --        --         --        --
Cancelled...................       --        --         --        --    (22,500)    22.00
Forfeited...................  (29,000)    11.04         --        --    (49,400)    23.60
                              -------    ------    -------    ------    -------    ------
Outstanding at end of
  year......................  594,250    $ 7.89    623,250    $ 8.07    347,750    $12.03
                              =======    ======    =======    ======    =======    ======

     The following table summarizes stock options granted by grant date.

                                                                     SHARES
                                                                 OUTSTANDING AT
                                                       SHARES     DECEMBER 31,    EXERCISE
DATE OF GRANT                                          GRANTED        2002         PRICE
-------------                                          -------   --------------   --------
October 27, 1995.....................................  229,600       92,000        $20.00
February 27, 1997....................................   95,200       56,250         27.25
May 21, 1998.........................................   15,000        5,000         29.69
December 1, 2000.....................................  183,000      173,000          2.00
December 20, 2001....................................  275,500      268,000          3.06
                                                       -------      -------
                                                       798,300      594,250
                                                       =======      =======

     In December 2001, the Company granted 275,500 stock options with an exercise price of $3.06 (greater than the fair market value of the Company's common stock on the date of grant). At December 31, 2002, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.00 to $29.69 and 7.23 years, respectively. In addition, 439,750, 346,375 and 146,938 options were exercisable with a weighted-average exercise price of $9.73, $12.34 and $22.62 at December 31, 2002, 2001 and 2000, respectively.

     The Company has an employee stock purchase plan, which allows employees to acquire approximately 251,000 shares of Common Stock of the Company at 85% of the fair value at the end of each quarterly plan period. The value of the shares purchased under the plan is limited to the lesser of 10% of compensation or $25,000 per year. Under the plan, 1,188 shares were issued in 2002, 8,156 shares were issued in 2001 and 35,044 shares were issued in 2000. At December 31, 2002, approximately 77,000 shares of Common Stock are available for issuance pursuant to the plan.

     No effect was given to dilutive securities in the 2002, 2001 and 2000 loss per share calculations as such had an anti-dilutive effect. However, the options outstanding at December 31, 2002 could have a potentially dilutive per share calculation effect in the future.

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

(10) INCOME TAXES

     Income tax expense from continuing operations consists of:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2002    2001      2000
                                                              ------   -----   --------
Federal and state current expense...........................  $(153)   $(15)   $  (414)
Federal deferred expense....................................     --      --     (7,000)
                                                              -----    ----    -------
  Total.....................................................  $(153)   $(15)   $(7,414)
                                                              =====    ====    =======

     The actual income tax benefit (expense) attributable to earnings (loss) from continuing operations differs from the expected tax benefit (expense) (computed by applying the federal corporate tax rate of 35% to earnings (loss) from continuing operations before income taxes, minority interest and accounting change) as follows:

                                                           2002      2001      2000
                                                          -------   -------   -------
Computed expected tax benefit (expense).................  $(2,555)  $(1,593)  $ 1,148
(Increase) reduction in income taxes resulting from:
  Change in valuation allowance.........................    2,555     1,593    (8,148)
  Alternative minimum tax and state income tax..........     (153)      (15)     (414)
                                                          -------   -------   -------
                                                          $  (153)  $   (15)  $(7,414)
                                                          =======   =======   =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2002 and 2001 are as follows:

                                                                2002        2001
                                                              ---------   ---------
Deferred tax assets:
  Investments in Acquisition Partnerships, principally due
     to differences in basis for tax and financial reporting
     purposes...............................................  $   2,931   $   4,453
  Intangibles, principally due to differences in
     amortization...........................................        158         214
  Tax basis in fixed assets less than book..................       (161)       (165)
  Other.....................................................     (2,210)       (583)
  Federal net operating loss carryforwards..................    202,285     201,639
                                                              ---------   ---------
     Total gross deferred tax assets........................    203,003     205,558
  Valuation allowance.......................................   (182,902)   (185,457)
                                                              ---------   ---------
     Net deferred tax assets................................  $  20,101   $  20,101
                                                              =========   =========

     The Company has net operating loss carryforwards for federal income tax purposes of approximately $578 million from continuing operations and $152 million from discontinued operations at December 31, 2002, available to offset future federal taxable income, if any, through the year 2022. A valuation allowance is provided to reduce the deferred tax assets to a level, which, more likely than not, will be realized. During 2002, 2001 and 2000, the Company adjusted the previously established valuation allowance to recognize a deferred tax benefit (expense) of $2.6 million, $1.6 million and $(8.1) million, respectively. Realization is determined based on management's expectation of generating sufficient taxable income in a look forward period over the next four years. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations prior to expiration of the net operating loss carryforwards. The expense recognized in 2000 is attributed to a reduction in anticipated taxable income. Although realization is not assured, management believes it is more likely than not that all of the recorded

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

(11) EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution 401(k) employee profit sharing plan pursuant to which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company's contributions to the 401(k) plan were $184 in 2002, $152 in 2001 and $263 in 2000.

(12) LEASES

     The Company leases its current headquarters from a related party under a noncancellable operating lease. The lease calls for monthly payments of $10 through its expiration in December 2006 and includes an option to renew for an additional five-year period. Rental expense for 2002, 2001 and 2000 under this lease was $120, $90 and $90, respectively. The Company also leases office space and equipment from unrelated parties under operating leases expiring in various years through 2006. Rental expense under these leases for 2002, 2001 and 2000 was $.7 million, $.6 million and $1.7 million, respectively. As of December 31, 2002, the future minimum lease payments under all noncancellable operating leases are: $296 in 2003, $285 in 2004, $230 in 2005 and $155 in 2006.

(13) OTHER RELATED PARTY TRANSACTIONS

     The Company has contracted with the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees totaling $12.7 million, $9.6 million and $11.4 million, for 2002, 2001 and 2000, respectively, and due diligence fees (included in other income) were derived from such affiliates.

     Park Central Recreation, Inc., a Texas corporation of which James R. Hawkins is a 50% shareholder, is indebted to an Acquisition Partnership under a note dated March 1, 1996, which has an outstanding principal balance of $2.1 million as of December 31, 2002. The note is secured by a first lien on real estate in Port Arthur, Texas, which is operated as a bowling alley. The note bears a fixed interest rate of 10%, matures on March 1, 2006 and requires annual payments of $289,500.

     During 2001, the Company sold equity investments in two domestic Acquisition Partnerships to affiliates of Cargill for $7.6 million resulting in a gain of $3.3 million.

(14) COMMITMENTS AND CONTINGENCIES

     On October 14, 1999, Harbor Financial Group, Inc. ("Harbor Parent"), Harbor Financial Mortgage Corporation ("Harbor") and four subsidiaries of Harbor filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. On December 14, 1999, these bankruptcy proceedings were converted to liquidation proceedings under Chapter 7 of the United States Bankruptcy Code. John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings (the "Trustee"), initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Mortgage Corp. alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers, and improper transfer of funds from the Harbor related entities to FirstCity. The claims also included fraudulent and preferential transfer of assets of the Harbor entities, fraud and conspiracy. The Trustee, FirstCity, the other defendants and the insurers providing Director's and Officer's Insurance coverage for FirstCity and its subsidiaries (the "Insurers") settled the claims brought in the adversary proceedings with the approval of the Bankruptcy Court. Under the terms of the settlement agreement, the Trustee released the

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES defendants, their affiliates and subsidiaries from any and all claims which were brought or could have been brought by the Trustee against any of the defendants, any past and present officers and directors of FirstCity or any affiliates or subsidiaries of FirstCity.

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

     The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At December 31, 2002, advances of $2.4 million had been made under the obligation.

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

                FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

The Company also agreed to provide support in connection with securitizations by Consumer Corp. and Drive prior to the acquisition by BoS(USA) of the interest in Drive in August 2000.

     FirstCity is obligated to pay BOS(USA) an arrangement fee related to the $16 million loan equal to 20% of all proceeds and other amounts paid to FirstCity from any sale or other disposition (regardless of when such sale or other disposition occurs) of, and of all dividends and other distributions paid to FirstCity by Drive or its general partner (regardless of when such dividend or other distribution occurs) on, its 20% interest in Drive, in each case in excess of $16 million in the aggregate. As of December 31, 2002 the Company has not accrued any amount related to this contingent liability. The Company's maximum loss exposure related to this contingency is the amount of the arrangement fee that would be calculated in the event the fair value of Drive exceeds $16 million in the future.

(15) FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below.

  (a) CASH AND CASH EQUIVALENTS

     The carrying amount of cash and cash equivalents approximated fair value at December 31, 2002 and 2001.

  (b) PORTFOLIO ASSETS AND LOANS RECEIVABLE

     The Portfolio Assets and loans receivable are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risks inherent in the assets. The carrying value of the Portfolio Assets and loans receivable was $27.5 million and $33.6 million, respectively, at December 31, 2002 and 2001. The estimated fair value of the Portfolio Assets and loans receivable was approximately $29.7 million and $35.2 million, respectively, at December 31, 2002 and 2001.

  (c) RESIDUAL INTERESTS IN SECURITIZATIONS

     Residual interests in securitizations included in discontinued operations are carried at estimated future gross cash receipts. The estimated fair value is calculated using various assumptions regarding prepayment speeds and credit losses. The carrying value of the residual interests was $8.8 million and $18.8 million at December 31, 2002 and 2001, respectively. The estimated fair value of the residual interests was $5.5 million and $11.4 million at December 31, 2002 and 2001, respectively.

  (d) NOTES PAYABLE

     Management believes that the repayment terms for similar rate financial instruments with similar credit risks and the stated interest rates at December 31, 2002 and 2001 approximate the market terms for similar credit instruments. Accordingly, the carrying amount of notes payable is believed to approximate fair value.

  (e) REDEEMABLE PREFERRED STOCK

     Redeemable Preferred Stock is carried at redemption value plus accrued but unpaid dividends. Carrying values were $3.7 million and $32.1 million at December 31, 2002 and 2001, respectively. Fair market values based on quoted market rates were $1.8 million and $9.0 million at December 31, 2002 and 2001, respectively.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FirstCity Financial Corporation:

     We have audited the accompanying consolidated balance sheets of FirstCity Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for residual interests in securitized financial assets in accordance with the Financial Accounting Standards Board's EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Also, discussed in Note 1, the Company early adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.

                                          KPMG LLP

Dallas, Texas
February 17, 2003

                        FIRSTCITY FINANCIAL CORPORATION

                       SELECTED QUARTERLY FINANCIAL DATA

                                              2002                                    2001
                              -------------------------------------   -------------------------------------
                               FIRST    SECOND     THIRD    FOURTH     FIRST    SECOND     THIRD    FOURTH
                              QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                              -------   -------   -------   -------   -------   -------   -------   -------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                               (UNAUDITED)
Revenues....................  $ 5,486   $12,637   $ 6,541   $11,324   $9,442    $15,762   $ 4,289   $ 8,918
Expenses....................    6,292     7,532     7,488     7,376    8,033      9,590     8,244     7,993
Earnings (loss) from
  continuing operations
  before accounting
  change(1).................     (834)    4,202    (1,137)    3,712    1,625      4,168    (3,605)      287
Accounting change...........       --        --        --        --       --       (304)       --        --
Loss from discontinued
  operations................     (500)   (1,500)   (5,700)   (2,014)      --     (1,000)   (2,000)   (2,200)
Net earnings (loss).........   (1,334)    2,702    (6,837)    1,698    1,625      2,864    (5,605)   (1,913)
Preferred dividends.........      642       642       642       552      642        642       642       642
Net earnings (loss) to
  common stockholders.......  $(1,976)  $ 2,060   $(7,479)  $ 1,146   $  983    $ 2,222   $(6,247)  $(2,555)
Net earnings (loss) from
  continuing operations
  before accounting change
  per common share -- Basic
  and diluted...............  $ (0.18)  $  0.43   $ (0.21)  $  0.36   $ 0.12    $  0.43   $ (0.51)  $ (0.05)

---------------

(1) Significant losses from continuing operations in the third quarter 2002 primarily related to a decrease in equity earnings in investments during the quarter and lower earnings from Drive as a result of Drive structuring its securitizations as secured financings versus gain on sale treatment. Significant losses from continuing operations during the third quarter of 2001 related to $1.0 million in provisions for loan and impairment losses and $1.7 million in equity in loss of Drive.

                               WAMCO PARTNERSHIPS

                         COMBINED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT

The Partners
WAMCO Partnerships:

     We have audited the accompanying combined balance sheets of the WAMCO Partnerships as of December 31, 2002 and 2001, and the related combined statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2002. These combined financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the WAMCO Partnerships as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Dallas, Texas
February 17, 2003

                               WAMCO PARTNERSHIPS

                            COMBINED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Cash........................................................   $ 13,035     $ 13,397
Portfolio Assets, net.......................................    147,686      218,731
Investments in partnerships.................................      2,302        2,302
Investments in trust certificates...........................      7,883        8,223
Deferred profit sharing.....................................     17,671       15,506
Other assets, net...........................................        815        1,458
                                                               --------     --------
                                                               $189,392     $259,617
                                                               ========     ========

                          LIABILITIES AND PARTNERS' CAPITAL
Notes payable (including $46,137 and $101,178 affiliates in
  2002 and 2001, respectively)..............................   $ 79,891     $140,411
Deferred compensation.......................................     21,706       20,552
Other liabilities (including $625 and $558 to affiliates in
  2002 and 2001, respectively)..............................      3,392        3,800
                                                               --------     --------
  Total liabilities.........................................    104,989      164,763
Commitments and contingencies (notes 7 and 11)..............         --           --
Preferred equity............................................      4,344        4,605
Partners' capital...........................................     80,059       90,249
                                                               --------     --------
                                                               $189,392     $259,617
                                                               ========     ========

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

                       COMBINED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Proceeds from resolution of Portfolio Assets................  $133,198   $ 69,188   $ 44,182
Cost of Portfolio Assets resolved...........................   102,170     44,916     30,115
                                                              --------   --------   --------
Gain on resolution of Portfolio Assets......................    31,028     24,272     14,067
Interest income on performing Portfolio Assets..............    11,280     19,543     18,049
Interest and fees on notes -- affiliate.....................    (5,187)   (12,104)   (14,594)
Interest and fees on notes payable -- other.................    (1,957)    (1,234)      (182)
Provision for loan losses...................................      (904)    (1,254)       (58)
Servicing fees -- affiliate.................................    (3,779)    (3,131)    (2,528)
General, administrative and operating expenses..............    (4,790)    (6,752)    (4,059)
Other income, net...........................................     1,850      1,788      1,662
                                                              --------   --------   --------
Net earnings................................................  $ 27,541   $ 21,128   $ 12,357
                                                              ========   ========   ========

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                            CLASS B
                                        CLASS A EQUITY       EQUITY
                                      -------------------   --------
                                      GENERAL    LIMITED    LIMITED    GENERAL    LIMITED
                                      PARTNERS   PARTNERS   PARTNERS   PARTNERS   PARTNERS    TOTAL
                                      --------   --------   --------   --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
BALANCE AT DECEMBER 31, 1999........    $129     $ 6,284     $1,424     $  945    $ 54,237   $ 63,019
  Contributions.....................       6         325         --         60       5,742      6,133
  Distributions.....................     (36)     (1,778)      (283)      (341)    (17,467)   (19,905)
  Net earnings......................      18         884          6        206      11,243     12,357
  Unrealized net gain on
     securitization.................      --          --         --         --          --         --
                                        ----     -------     ------     ------    --------   --------
  Total comprehensive income........      18         884          6        206      11,243     12,357
                                        ----     -------     ------     ------    --------   --------
BALANCE AT DECEMBER 31, 2000........     117       5,715      1,147        870      53,755     61,604
  Contributions.....................      --          --         --        265      26,265     26,530
  Distributions.....................     (26)     (1,271)      (145)      (311)    (18,194)   (19,947)
  Comprehensive income:
  Net earnings......................      26       1,291        106        253      19,452     21,128
  Unrealized net gain on
     securitization.................      14         667         --          5         248        934
                                        ----     -------     ------     ------    --------   --------
  Total comprehensive income........      40       1,958        106        258      19,700     22,062
                                        ----     -------     ------     ------    --------   --------
BALANCE AT DECEMBER 31, 2001........     131       6,402      1,108      1,082      81,526     90,249
  Contributions.....................      --          --         --        159      15,812     15,971
  Distributions.....................     (43)     (2,119)      (126)      (605)    (51,305)   (54,198)
  Comprehensive income:
  Net earnings......................      28       1,376         76        300      25,761     27,541
  Unrealized net gain on
     securitization.................       7         351          5          3         130        496
                                        ----     -------     ------     ------    --------   --------
  Total comprehensive income........      35       1,727         81        303      25,891     28,037
                                        ----     -------     ------     ------    --------   --------
BALANCE AT DECEMBER 31, 2002........    $123     $ 6,010     $1,063     $  939    $ 71,924   $ 80,059
                                        ====     =======     ======     ======    ========   ========

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

                       COMBINED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                               2002        2001        2000
                                                             ---------   ---------   --------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net earnings.............................................  $  27,541   $  21,128   $ 12,357
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Amortization of loan origination and commitment
       fees................................................        522         768        376
     Amortization of deferred profit sharing...............        720       1,228      1,117
     Accretion of unrealized gain on trust certificates....       (287)         --         --
     Provision for loan losses.............................        904       1,254         58
     Gain on resolution of Portfolio Assets................    (31,028)    (24,272)   (14,067)
     Purchase of Portfolio Assets..........................    (48,713)   (118,147)   (17,852)
     Capitalized costs on Portfolio Assets.................     (4,059)       (536)    (1,497)
     Capitalized interest on Portfolio Assets..............       (897)     (1,228)        --
     Proceeds from resolution of Portfolio Assets..........    133,198      69,188     44,182
     Proceeds from sell back of Portfolio Assets...........         --       1,594         --
     Principal payments on Performing Portfolio Assets.....     21,640      34,071     27,791
     Increase in deferred profit sharing...................     (2,885)       (560)    (9,409)
     (Increase) decrease in other assets...................        170         (43)       595
     Increase in deferred compensation.....................      2,885         560      9,409
     Deferred compensation and profit sharing paid.........     (1,730)     (2,365)        --
     (Increase) decrease in other liabilities..............       (458)        258      1,260
                                                             ---------   ---------   --------
     Net cash provided by (used in) operating activities...     97,523     (17,102)    54,320
Cash flows from investing activities:
  Contribution to subsidiaries.............................         --         (48)      (573)
  Change in trust certificates.............................      1,123        (381)      (420)
                                                             ---------   ---------   --------
     Net cash provided by (used) in investing activities...      1,123        (429)      (993)
Cash flows from financing activities:
  Borrowing of debt -- affiliate...........................     53,143      93,569     22,057
  Borrowing of debt........................................     28,500      45,901         --
  Repayment of debt -- affiliate...........................   (108,184)   (113,327)   (61,008)
  Repayment of debt........................................    (33,979)     (8,930)      (919)
  Capitalized interest on preferred equity.................        150       1,049         --
  Repayment of preferred equity............................       (411)         --         --
  Capital contributions....................................     15,971      26,530      6,133
  Capital distributions....................................    (54,198)    (19,947)   (19,905)
                                                             ---------   ---------   --------
     Net cash provided by (used in) financing activities...    (99,008)     24,845    (53,642)
                                                             ---------   ---------   --------
Net increase (decrease) in cash............................       (362)      7,314       (315)
Cash at beginning of year..................................     13,397       6,083      6,398
                                                             ---------   ---------   --------
Cash at end of year........................................  $  13,035   $  13,397   $  6,083
                                                             =========   =========   ========

Supplemental disclosure of cash flow information:

Cash paid for interest was approximately $6,782, $12,533, and $14,643 for 2002, 2001, and 2000, respectively.
            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                       DECEMBER 31, 2002, 2001, AND 2000
                             (DOLLARS IN THOUSANDS)

(1) ORGANIZATION AND PARTNERSHIP AGREEMENTS

     The combined financial statements represents domestic Texas limited partnerships and limited liability companies ("Acquisition Partnerships" or "Partnerships") and include the accounts of WAMCO III, Ltd. ("WAMCO III"); WAMCO V, Ltd. ("WAMCO V"); WAMCO IX, Ltd. ("WAMCO IX"); WAMCO XVII, Ltd. ("WAMCO XVII"); WAMCO XXIV, Ltd. ("WAMCO XXIV"); WAMCO XXV, Ltd. ("WAMCO XXV"); WAMCO XXVI Ltd.; WAMCO XXVII Ltd.; WAMCO XXVIII, Ltd. ("WAMCO XXVIII"); WAMCO XXIX, Ltd.; WAMCO XXX, Ltd. ("WAMCO XXX"); Calibat Fund, LLC; First B Realty, Ltd.; First Paradee, Ltd.; FirstStreet Investments LLC ("FirstStreet"); FC Properties; Ltd. ("FC Properties"); Imperial Fund I, Ltd.; Community Development Investment, LLC; and VOJ Partners, Ltd. FirstCity Financial Corporation or its subsidiaries, FirstCity Commercial Corporation and FirstCity Holdings Corporation (together "FirstCity"), share limited partnership interests and participate as general partners in common with Cargill Financial Services, Inc. in all of the Partnerships. FC Properties and WAMCO XXVIII are considered to be significant subsidiaries of FirstCity.

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

     During June 2001, First Paradee, Ltd. was merged with and into WAMCO XXV with WAMCO XXV being the surviving entity. Also during June 2001, WAMCO IX sold, at cost, its remaining Portfolio Assets that had projected estimated remaining collections to WAMCO XXV. During November 2000, WAMCO V and WAMCO XVII were merged with and into WAMCO III, with WAMCO III being the surviving entity. The mergers of the acquisition partnerships have no effect on the comparability of the combined financial statements. The sales of assets between acquisition partnerships and all significant intercompany balances have been eliminated.

                               WAMCO PARTNERSHIPS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) PORTFOLIO ASSETS

     The Partnerships acquire and resolve portfolios of performing and nonperforming commercial and consumer loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), which are generally acquired at a discount to their legal principal balance. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally non-homogeneous assets, including loans of varying qualities that are secured by diverse collateral types and foreclosed properties. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on business or real estate or other collateral cash flow. Portfolio Assets are acquired on behalf of Acquisition Partnerships in which a corporate general partner, FirstCity and other investors are limited partners.

     Portfolio Assets are held for sale and reflected in the accompanying combined financial statements as non-performing Portfolio Assets, performing Portfolio Assets or real estate Portfolios. The following is a description of each classification and the related accounting policy accorded to each Portfolio type:

  Non-Performing Portfolio Assets

     Non-performing Portfolio Assets consist primarily of distressed loans and loan related assets, such as foreclosed upon collateral. Portfolio Assets are designated as non-performing unless substantially all of the loans in the Portfolio are being repaid in accordance with the contractual terms of the underlying loan agreements at date of acquisition. Such Portfolios are acquired on the basis of an evaluation by the Partnerships of the timing and amount of cash flow expected to be derived from borrower payments or other resolution of the underlying collateral securing the loan.

     All non-performing Portfolio Assets are purchased at substantial discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the amortized cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified. Impairments on non-performing Portfolio Assets were $97, $497, and zero for 2002, 2001 and 2000, respectively.

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

  Performing Portfolio Assets

     Performing Portfolio Assets consist primarily of Portfolios of consumer and commercial loans acquired at a discount from the aggregate amount of the borrowers' obligation. Portfolios are classified as performing if substantially all of the loans in the Portfolio are being repaid in accordance with the contractual terms of the underlying loan agreements at date of acquisition.

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

     Impairment on each Portfolio is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans' risk adjusted rates, which approximates the effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. Impairments on performing Portfolio Assets were $790, $757, and $58 for 2002, 2001 and 2000, respectively.

  Real Estate Portfolios

     Real estate Portfolios consist of real estate assets acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of real estate Portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified. Impairments on real estate Portfolios were $17 in 2002. There were no impairments on real estate Portfolios in 2001 and 2000.

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

     The Partnerships assess the carrying value of this investment for impairment in accordance with the provisions of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, which requires that other-than-temporary impairments in beneficial interests be written down to fair value with the resulting change being included in operations. As of December 31, 2002, no impairments have been recorded relating to the investment in trust certificate. There can be no assurance that the Partnerships' estimates used to determine the fair value of the investment in trust

                               WAMCO PARTNERSHIPS
certificate will remain appropriate for the life of each asset and it is reasonably possible that circumstances could change in future periods which could result in a material change in the estimates used to prepare the accompanying combined financial statements. If actual credit losses or timing of cash collected exceed the Company's current estimates, other than temporary impairment may be required to be recognized.

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

  (e) RECLASSIFICATIONS

     Certain amounts in the financial statements for prior years have been reclassified to conform with current financial statement presentation.

                               WAMCO PARTNERSHIPS

(3) COMBINING FINANCIAL STATEMENTS

     FC Properties and WAMCO XXVIII are considered to be significant subsidiaries of FirstCity. The following tables summarize the combining balance sheets of the WAMCO Partnerships as of December 31, 2002 and 2001, and the related combining statements of operations, changes in partners' capital, and cash flows for each of the years' in the three-year period ended December 31, 2002.

                            COMBINING BALANCE SHEETS
                               DECEMBER 31, 2002

                                                           WAMCO       OTHER
                                          FC PROPERTIES   XXVIII    PARTNERSHIPS   COMBINED
                                          -------------   -------   ------------   --------
                                                       (DOLLARS IN THOUSANDS)
                                          ASSETS
Cash....................................     $ 1,484      $ 2,440     $  9,111     $ 13,035
Portfolio Assets, net...................      15,182       32,341      100,163      147,686
Investments in partnerships.............          --           --        2,302        2,302
Investments in trust certificates.......          --           --        7,883        7,883
Deferred profit sharing.................      17,671           --           --       17,671
Other assets, net.......................           5          346          464          815
                                             -------      -------     --------     --------
                                             $34,342      $35,127     $119,923     $189,392
                                             =======      =======     ========     ========

                             LIABILITIES AND PARTNERS' CAPITAL
Notes payable...........................     $    --      $18,882     $ 61,009     $ 79,891
Deferred compensation...................      21,706           --           --       21,706
Other liabilities.......................         540        1,301        1,551        3,392
                                             -------      -------     --------     --------
  Total liabilities.....................      22,246       20,183       62,560      104,989
Preferred equity........................          --           --        4,344        4,344
Partners' capital.......................      12,096       14,944       53,019       80,059
                                             -------      -------     --------     --------
                                             $34,342      $35,127     $119,923     $189,392
                                             =======      =======     ========     ========
Notes payable owed to affiliates
  included in above balances............     $    --      $    --     $ 46,137     $ 46,137
Other liabilities owed to affiliates
  included in above balances............          20           69          536          625

                               WAMCO PARTNERSHIPS

                            COMBINING BALANCE SHEETS
                               DECEMBER 31, 2001

                                                           WAMCO       OTHER
                                          FC PROPERTIES   XXVIII    PARTNERSHIPS   COMBINED
                                          -------------   -------   ------------   --------
                                                       (DOLLARS IN THOUSANDS)
                                          ASSETS
Cash....................................     $ 1,942      $ 3,510     $  7,945     $ 13,397
Portfolio Assets, net...................      15,566       70,283      132,882      218,731
Investments in partnerships.............          --           --        2,302        2,302
Investments in trust certificates.......          --           --        8,223        8,223
Deferred profit sharing.................      15,506           --           --       15,506
Other assets, net.......................           5          143        1,310        1,458
                                             -------      -------     --------     --------
                                             $33,019      $73,936     $152,662     $259,617
                                             =======      =======     ========     ========

                             LIABILITIES AND PARTNERS' CAPITAL
Notes payable...........................     $    --      $47,964     $ 92,447     $140,411
Deferred compensation...................      20,552           --           --       20,552
Other liabilities.......................         443        1,162        2,195        3,800
                                             -------      -------     --------     --------
  Total liabilities.....................      20,995       49,126       94,642      164,763
Preferred equity........................          --           --        4,605        4,605
Partners' capital.......................      12,024       24,810       53,415       90,249
                                             -------      -------     --------     --------
                                             $33,019      $73,936     $152,662     $259,617
                                             =======      =======     ========     ========
Notes payable owed to affiliates
  included in above balances............     $    --      $47,964     $ 53,214     $101,178
Other liabilities owed to affiliates
  included in above balances............           1           95          462          558

                               WAMCO PARTNERSHIPS

                       COMBINING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2002

                                                         FC        WAMCO       OTHER
                                                     PROPERTIES   XXVIII    PARTNERSHIPS   COMBINED
                                                     ----------   -------   ------------   --------
                                                                 (DOLLARS IN THOUSANDS)
Proceeds from resolution of Portfolio Assets.......   $ 6,803     $47,892     $78,503      $133,198
Cost of Portfolio Assets resolved..................     2,000     34,418       65,752       102,170
                                                      -------     -------     -------      --------
Gain on resolution of Portfolio Assets.............     4,803     13,474       12,751        31,028
Interest income on performing Portfolio Assets.....        --      2,767        8,513        11,280
Interest and fees expense -- affiliate.............        --     (1,826)      (3,361)       (5,187)
Interest and fees expense -- other.................        (9)      (585)      (1,363)       (1,957)
Provision for loan losses..........................       (17)        --         (887)         (904)
Service fees -- affiliate..........................      (204)    (1,574)      (2,001)       (3,779)
General, administrative and operating expenses.....    (1,923)    (1,488)      (1,379)       (4,790)
Other income, net..................................        18         34        1,798         1,850
                                                      -------     -------     -------      --------
  Net earnings.....................................   $ 2,668     $10,802     $14,071      $ 27,541
                                                      =======     =======     =======      ========

                       COMBINING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001

                                                         FC        WAMCO       OTHER
                                                     PROPERTIES   XXVIII    PARTNERSHIPS   COMBINED
                                                     ----------   -------   ------------   --------
                                                                 (DOLLARS IN THOUSANDS)
Proceeds from resolution of Portfolio Assets.......   $ 9,509     $32,142     $27,537      $ 69,188
Cost of Portfolio Assets resolved..................     2,115     23,513       19,288        44,916
                                                      -------     -------     -------      --------
Gain on resolution of Portfolio Assets.............     7,394      8,629        8,249        24,272
Interest income on performing Portfolio Assets.....        --      3,047       16,496        19,543
Interest and fees expense -- affiliate.............      (160)    (3,507)      (8,437)      (12,104)
Interest and fees expense -- other.................        --         --       (1,234)       (1,234)
Provision for loan losses..........................        --         --       (1,254)       (1,254)
Service fees -- affiliate..........................      (285)    (1,067)      (1,779)       (3,131)
General, administrative and operating expenses.....    (2,710)    (1,330)      (2,712)       (6,752)
Other income, net..................................        32         64        1,692         1,788
                                                      -------     -------     -------      --------
  Net earnings.....................................   $ 4,271     $5,836      $11,021      $ 21,128
                                                      =======     =======     =======      ========

                       COMBINING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000

                                                         FC       WAMCO       OTHER
                                                     PROPERTIES   XXVIII   PARTNERSHIPS   COMBINED
                                                     ----------   ------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
Proceeds from resolution of Portfolio Assets.......   $ 8,500     $2,532     $ 33,150     $ 44,182
Cost of Portfolio Assets resolved..................     4,346     1,854        23,915       30,115
                                                      -------     ------     --------     --------
Gain on resolution of Portfolio Assets.............     4,154       678         9,235       14,067
Interest income on performing Portfolio Assets.....        --       286        17,763       18,049
Interest and fees expense -- affiliate.............      (580)     (573)      (13,441)     (14,594)
Interest and fees expense -- other.................        --        --          (182)        (182)
Provision for loan losses..........................        --        --           (58)         (58)
Service fees -- affiliate..........................      (255)     (104)       (2,169)      (2,528)
General, administrative and operating expenses.....    (2,240)      (57)       (1,762)      (4,059)
Other income, net..................................        58         8         1,596        1,662
                                                      -------     ------     --------     --------
  Net earnings.....................................   $ 1,137     $ 238      $ 10,982     $ 12,357
                                                      =======     ======     ========     ========

            See accompanying notes to combined financial statements.

                               WAMCO PARTNERSHIPS

              COMBINING STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                        FC        WAMCO        OTHER
                                                    PROPERTIES    XXVIII    PARTNERSHIPS   COMBINED
                                                    ----------   --------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
BALANCE AT DECEMBER 31, 1999......................   $ 8,005     $     --     $ 55,014     $ 63,019
  Contributions...................................        --        4,421        1,712        6,133
  Distributions...................................      (296)        (443)     (19,166)     (19,905)
  Net earnings....................................     1,137          238       10,982       12,357
                                                     -------     --------     --------     --------
  Total comprehensive income......................     1,137          238       10,982       12,357
                                                     -------     --------     --------     --------
BALANCE AT DECEMBER 31, 2000......................     8,846        4,216       48,542       61,604
  Contributions...................................        --       18,890        7,640       26,530
  Distributions...................................    (1,093)      (4,132)     (14,722)     (19,947)
  Net earnings....................................     4,271        5,836       11,021       21,128
  Unrealized net gain on securitization...........        --           --          934          934
                                                     -------     --------     --------     --------
  Total comprehensive income......................     4,271        5,836       11,955       22,062
                                                     -------     --------     --------     --------
BALANCE AT DECEMBER 31, 2001......................    12,024       24,810       53,415       90,249
                                                     -------     --------     --------     --------
  Contributions...................................        --                    15,971       15,971
  Distributions...................................    (2,596)     (20,668)     (30,934)     (54,198)
  Net earnings....................................     2,668       10,802       14,071       27,541
  Unrealized net gain on securitization...........        --           --          496          496
                                                     -------     --------     --------     --------
  Total comprehensive income......................     2,668       10,802       14,567       28,037
                                                     -------     --------     --------     --------
BALANCE AT DECEMBER 31, 2002......................   $12,096     $ 14,944     $ 53,019     $ 80,059
                                                     =======     ========     ========     ========

                               WAMCO PARTNERSHIPS

                       COMBINING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2002

                                                           FC        WAMCO        OTHER
                                                       PROPERTIES    XXVIII    PARTNERSHIPS   COMBINED
                                                       ----------   --------   ------------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net earnings.......................................   $ 2,668     $ 10,802     $ 14,071     $  27,541
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Amortization of loan origination and commitment
       fees..........................................        --           87          435           522
     Amortization of deferred profit sharing.........       720           --           --           720
     Accretion of unrealized gain on trust
       certificates..................................        --           --         (287)         (287)
     Provision for loan losses.......................        17           --          887           904
     Gain on resolution of Portfolio Assets..........    (4,803)     (13,474)     (12,751)      (31,028)
     Purchase of Portfolio Assets....................        --           --      (48,713)      (48,713)
     Capitalized costs on Portfolio Assets...........    (1,633)      (2,177)        (249)       (4,059)
     Capitalized interest on Portfolio Assets........        --         (102)        (795)         (897)
     Proceeds from resolution of Portfolio Assets....     6,803       47,892       78,503       133,198
     Proceeds from sell back of Portfolio Assets.....        --           --           --            --
     Principal payments on Performing Portfolio
       Assets........................................        --        5,803       15,837        21,640
     Increase in deferred profit sharing.............    (2,885)          --           --        (2,885)
     (Increase) decrease in other assets.............        --         (295)         465           170
     Increase in deferred compensation...............     2,885           --           --         2,885
     Deferred compensation and profit sharing paid...    (1,730)          --           --        (1,730)
     Increase (decrease) in other liabilities........        96          144         (698)         (458)
                                                        -------     --------     --------     ---------
       Net cash provided by operating activities.....     2,138       48,680       46,705        97,523
Cash flows from investing activities:
  Contribution to subsidiaries.......................        --           --           --            --
  Change in trust certificates.......................        --           --        1,123         1,123
                                                        -------     --------     --------     ---------
       Net cash provided by investing activities.....        --           --        1,123         1,123
Cash flows from financing activities:
  Borrowing of debt -- affiliate.....................        --           --       53,143        53,143
  Borrowing of debt..................................        --       28,500           --        28,500
  Repayment of debt -- affiliate.....................        --      (47,964)     (60,220)     (108,184)
  Repayment of debt..................................        --       (9,618)     (24,361)      (33,979)
  Capitalized interest on preferred equity...........        --           --          150           150
  Repayment of preferred equity......................        --           --         (411)         (411)
  Capital contributions..............................        --           --       15,971        15,971
  Capital distributions..............................    (2,596)     (20,668)     (30,934)      (54,198)
                                                        -------     --------     --------     ---------
       Net cash used in financing activities.........    (2,596)     (49,750)     (46,662)      (99,008)
                                                        -------     --------     --------     ---------
Net increase (decrease) in cash......................      (458)      (1,070)       1,166          (362)
Cash at beginning of year............................     1,942        3,510        7,945        13,397
                                                        -------     --------     --------     ---------
Cash at end of year..................................   $ 1,484     $  2,440     $  9,111     $  13,035
                                                        =======     ========     ========     =========
Supplemental disclosure of cash flow information
  Approximate cash paid for interest.................   $     9     $  2,412     $  4,361     $   6,782

                               WAMCO PARTNERSHIPS

                       COMBINING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001

                                                           FC        WAMCO        OTHER
                                                       PROPERTIES    XXVIII    PARTNERSHIPS   COMBINED
                                                       ----------   --------   ------------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net earnings.......................................   $ 4,271     $  5,836     $ 11,021     $  21,128
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Amortization of loan origination and commitment
       fees..........................................        --           --          768           768
     Amortization of deferred profit sharing.........     1,228           --           --         1,228
     Provision for loan losses.......................        --           --        1,254         1,254
     Gain on resolution of Portfolio Assets..........    (7,394)      (8,629)      (8,249)      (24,272)
     Purchase of Portfolio Assets....................        --      (82,951)     (35,196)     (118,147)
     Capitalized costs on Portfolio Assets...........      (375)        (149)         (12)         (536)
     Capitalized interest on Portfolio Assets........        --           (7)      (1,221)       (1,228)
     Proceeds from resolution of Portfolio Assets....     9,509       32,142       27,537        69,188
     Proceeds from sell back of Portfolio Assets.....        --           --        1,594         1,594
     Principal payments on Performing Portfolio
       Assets........................................        --        4,936       29,135        34,071
     Increase in deferred profit sharing.............      (560)          --           --          (560)
     (Increase) decrease in other assets.............       157         (252)          52           (43)
     Increase in deferred compensation...............       560           --           --           560
     Deferred compensation and profit sharing paid...    (2,365)          --           --        (2,365)
     Increase (decrease) in other liabilities........      (142)         957         (557)          258
                                                        -------     --------     --------     ---------
       Net cash provided by (used in) operating
          activities.................................     4,889      (48,117)      26,126       (17,102)
Cash flows from investing activities:
  Contribution to subsidiaries.......................        --           --          (48)          (48)
  Change in trust certificates.......................        --           --         (381)         (381)
                                                        -------     --------     --------     ---------
       Net cash used in investing activities.........        --           --         (429)         (429)
Cash flows from financing activities:
  Borrowing of debt affiliate........................        41       64,187       29,341        93,569
  Borrowing of debt..................................        --           --       45,901        45,901
  Repayment of debt affiliate........................    (3,165)     (28,191)     (81,971)     (113,327)
  Repayment of debt..................................        --           --       (8,930)       (8,930)
  Capitalized interest on preferred equity...........        --           --        1,049         1,049
  Repayment of preferred equity......................        --           --           --            --
  Capital contributions..............................        --       18,890        7,640        26,530
  Capital distributions..............................    (1,093)      (4,132)     (14,722)      (19,947)
                                                        -------     --------     --------     ---------
       Net cash provided by (used in) financing
          activities.................................    (4,217)      50,754      (21,692)       24,845
                                                        -------     --------     --------     ---------
Net increase in cash.................................       672        2,637        4,005         7,314
Cash at beginning of year............................     1,270          873        3,940         6,083
                                                        -------     --------     --------     ---------
Cash at end of year..................................   $ 1,942     $  3,510     $  7,945     $  13,397
                                                        =======     ========     ========     =========
Supplemental disclosure of cash flow information:
  Approximate cash paid for interest.................   $   107     $  3,365        9,061     $  12,533

                               WAMCO PARTNERSHIPS

                       COMBINING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000

                                                        FC        WAMCO        OTHER
                                                    PROPERTIES    XXVIII    PARTNERSHIPS   COMBINED
                                                    ----------   --------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net earnings....................................   $ 1,137     $    238     $ 10,982     $ 12,357
  Adjustments to reconcile net earnings to net
     cash provided by (used in) operating
     activities:
     Amortization of loan origination and
       commitment fees............................        --           --          376          376
     Amortization of deferred profit sharing......     1,117           --           --        1,117
     Provision for loan losses....................        --           --           58           58
     Gain on resolution of Portfolio Assets.......    (4,154)        (678)      (9,235)     (14,067)
     Purchase of Portfolio Assets.................        --      (17,852)          --      (17,852)
     Capitalized costs on Portfolio Assets........      (610)        (287)        (600)      (1,497)
     Capitalized interest on Portfolio Assets.....        --           --           --           --
     Proceeds from resolution of Portfolio
       Assets.....................................     8,500        2,532       33,150       44,182
     Proceeds from sell back of Portfolio
       Assets.....................................        --           --           --           --
     Principal payments on Performing Loan
       pools......................................        --          660       27,131       27,791
     Increase in deferred profit sharing..........    (9,409)          --           --       (9,409)
     (Increase) decrease in other assets..........      (144)         (17)         756          595
     Increase in deferred compensation............     9,409           --           --        9,409
     Deferred compensation and profit sharing
       paid.......................................        --           --           --           --
     Increase (decrease) in other liabilities.....       425          331          504        1,260
                                                     -------     --------     --------     --------
       Net cash provided by (used in) operating
          activities..............................     6,271      (15,073)      63,122       54,320
Cash flows from investing activities:
  Contribution to subsidiaries....................        --           --         (573)        (573)
  Change in trust certificates....................        --           --         (420)        (420)
                                                     -------     --------     --------     --------
       Net cash used in investing activities......        --           --         (993)        (993)
Cash flows from financing activities:
  Borrowing of debt- affiliate....................       171       13,265        8,621       22,057
  Borrowing of debt...............................        --           --           --           --
  Repayment of debt-affiliate.....................    (5,939)      (1,297)     (53,772)     (61,008)
  Repayment of debt...............................        --           --         (919)        (919)
  Capitalized interest on preferred equity........        --           --           --           --
  Repayment of preferred equity...................        --           --           --           --
  Capital contributions...........................        --        4,421        1,712        6,133
  Capital distributions...........................      (296)        (443)     (19,166)     (19,905)
                                                     -------     --------     --------     --------
       Net cash provided by (used in) financing
          activities..............................    (6,064)      15,946      (63,524)     (53,642)
                                                     -------     --------     --------     --------
  Net increase (decrease) in cash.................       207          873       (1,395)        (315)
  Cash at beginning of year.......................     1,063           --        5,335        6,398
                                                     -------     --------     --------     --------
  Cash at end of year.............................   $ 1,270     $    873     $  3,940     $  6,083
                                                     =======     ========     ========     ========
Supplemental disclosure of cash flow information:
  Approximate cash paid for interest..............   $   521     $    511       13,611     $ 14,643

                               WAMCO PARTNERSHIPS

(4) PORTFOLIO ASSETS

     Portfolio Assets are summarized as follows:

                                                              DECEMBER 31, 2002
                                               ------------------------------------------------
                                                   FC        WAMCO        OTHER
                                               PROPERTIES    XXVIII    PARTNERSHIPS   COMBINED
                                               ----------   --------   ------------   ---------
Non-performing Portfolio Assets..............   $    --     $ 60,386    $ 141,468     $ 201,854
Performing Portfolio Assets..................        --       20,404       59,461        79,865
Real estate Portfolios.......................    15,182           --        1,129        16,311
                                                -------     --------    ---------     ---------
  Total Portfolio Assets.....................    15,182       80,790      202,058       298,030
Discount required to reflect Portfolio Assets
  at carrying value..........................        --      (48,449)    (101,895)     (150,344)
                                                -------     --------    ---------     ---------
  Portfolio Assets, net......................   $15,182     $ 32,341    $ 100,163     $ 147,686
                                                =======     ========    =========     =========

                                                              DECEMBER 31, 2001
                                               ------------------------------------------------
                                                   FC        WAMCO        OTHER
                                               PROPERTIES    XXVIII    PARTNERSHIPS   COMBINED
                                               ----------   --------   ------------   ---------
Non-performing Portfolio Assets..............   $    --     $104,735     $ 62,548     $ 167,283
Performing Portfolio Assets..................        --       39,762      148,307       188,069
Real estate Portfolios.......................    15,566           --        1,526        17,092
                                                -------     --------     --------     ---------
  Total Portfolio Assets.....................    15,566      144,497      212,381       372,444
Discount required to reflect Portfolio Assets
  at carrying value..........................        --      (74,214)     (79,499)     (153,713)
                                                -------     --------     --------     ---------
  Portfolio Assets, net......................   $15,566     $ 70,283     $132,882     $ 218,731
                                                =======     ========     ========     =========

     Portfolio Assets are pledged to secure non-recourse notes payable.

(5) INTEREST RELATED TO RESIDUAL INTEREST IN TRUST CERTIFICATES

     Residual certificates held by the Partnerships to which the Partnerships receives all the economic benefits and risks consist of retained interests in the amount of $7,883 and $8,223 at December 31, 2002 and 2001, respectively. The Partnerships recognized interest income on these certificates utilizing a yield of 20.90%, 19.63% and 20.23% for the years ended December 31, 2002, 2001 and 2000, respectively.

     An analysis of the changes in the unrealized net gains on securitization transactions during 2002 and 2001 follows (dollars in thousands). There were no unrealized gains or losses on securitization transactions in 2000.

BALANCE, DECEMBER 31, 2000..................................  $   --
  Aggregate adjustment for the period resulting from
    unrealized net gains on securitizations.................     934
                                                              ------
BALANCE, DECEMBER 31, 2001..................................     934
  Aggregate adjustment for the period resulting from
    unrealized net gains on securitizations.................     496
                                                              ------
BALANCE, DECEMBER 31, 2002..................................  $1,430
                                                              ======

     SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FASB Statement No. 125 requires that the effect on the fair value of the retained interests of two adverse changes in each key assumption be independently calculated.

                               WAMCO PARTNERSHIPS

     At December 31, 2002 key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

Balance sheet carrying value of retained interests -- fair
  value.....................................................   $ 7,883
Expected credit losses......................................
Impact on fair value of 10% adverse change..................      (788)
Impact on fair value of 20% adverse change..................    (1,576)
Timing of cash collected....................................
Impact on fair value of 10% adverse change..................      (630)
Impact on fair value of 20% adverse change..................    (1,209)

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

(6) DEFERRED PROFIT SHARING AND DEFERRED COMPENSATION

     In connection with the formation of FC Properties, an agreement was entered into which provided for potential payments to the project manager based on a percentage of total estimated sales. An equal amount of deferred profit participation and deferred compensation is recorded based on such estimates with the deferred profit participation being amortized into expense in proportion to actual sales realized. No profit participation was paid until the limited partners recognized a 20% return on their investment. This return threshold was met in 2001. At December 31, 2002 and 2001, the estimated liability for this profit participation was $21,706 and $20,552, respectively, and was included in deferred compensation in the accompanying combined balance sheets. Additionally, amortization of $720, $1,228 and $1,117 was recognized during 2002, 2001 and 2000, respectively, and has been included in general, administrative and operating expenses in the accompanying combined statements of operations.

     The achievement of the 20% return on investment resulted in payments of $1,730 and $2,365 in deferred profit sharing and commissions in 2002 and 2001, respectively.

(7) NOTES PAYABLE

     Notes payable at December 31, 2002 and 2001 consist of the following:

                                                               2002       2001
                                                              -------   --------
London Interbank Offering Rate (LIBOR) (1.38% at December
  31, 2002) based:
  WAMCO XXVIII (LIBOR plus 2.5%)............................  $18,882   $     --
  WAMCO XXVIII (LIBOR plus 2.31% to 4.0%) -- affiliate......       --     47,964
  Other Partnerships (LIBOR plus 2.5% to 5%) -- affiliate...   34,177     43,334
  Other Partnerships (LIBOR plus 1.75% to 5%)...............   14,872     37,692
  Other Partnerships (LIBOR plus 5%, with floor
     9.0%) -- affiliate.....................................    4,061         --
                                                              -------   --------
     Total LIBOR............................................   71,992    128,990
Fixed rate:
  Other Partnerships (9.8% to 10.17%) -- affiliate..........    7,899      9,880
  Other Partnerships (6.5%).................................       --      1,541
                                                              -------   --------
                                                              $79,891   $140,411
                                                              =======   ========

                               WAMCO PARTNERSHIPS

     Collateralized loans are typically payable based on proceeds from disposition of and payments received on the Portfolio Assets.

     Contractual maturities (excluding principal and interest payments payable from proceeds from dispositions of and payments received on the Portfolio Assets) of notes payable are as follows:

                                                         WAMCO       OTHER
                                                        XXVIII    PARTNERSHIPS   COMBINED
                                                        -------   ------------   --------
YEAR ENDING DECEMBER 31:
2003..................................................  $2,382      $15,676      $18,058
2004..................................................  16,500       34,948       51,448
2005..................................................      --        6,385        6,385
2006..................................................      --           --           --
2007..................................................      --        4,000        4,000
Thereafter............................................      --           --           --
                                                        -------     -------      -------
                                                        $18,882     $61,009      $79,891
                                                        =======     =======      =======

     It is anticipated that the notes payable maturing in 2003 will be renewed or refinanced into financing arrangements with terms similar to current facilities.

     The loan agreements and master note purchase agreements, under which notes payable were incurred, contain various covenants including limitations on other indebtedness, maintenance of service agreements and restrictions on use of proceeds from disposition of and payments received on the Portfolio Assets. As of December 31, 2002, the Partnerships were in compliance with the aforementioned covenants.

     In connection with notes payable, the Partnerships incurred origination and commitment fees. These fees are amortized over the stated maturity of the related notes and are included in interest and fees on notes payable. At December 31, 2002 and 2001, approximately $447 and $603, respectively, of origination and commitment fees are included in other assets, net.

(8) TRANSACTIONS WITH AFFILIATES

     Under the terms of the various servicing agreements between the Partnerships and FirstCity, FirstCity receives a servicing fee based on proceeds from resolution of the Portfolio Assets for processing transactions on the Portfolio Assets and for conducting settlement, collection and other resolution activities. Included in general, administrative and operating expenses in the accompanying combined statements of operations is approximately $3,779, $3,131, and $2,528 in servicing fees incurred by the Partnerships in 2002, 2001 and 2000, respectively.

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

                               WAMCO PARTNERSHIPS

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

  (a) CASH AND OTHER LIABILITIES

     The carrying amount of cash and other liabilities approximates fair value at December 31, 2002 and 2001 due to the short-term nature of such accounts.

  (b) PORTFOLIO ASSETS

     Portfolio Assets are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risk inherent in the assets. The carrying value of Portfolio Assets was $147,686 and $218,731 at December 31, 2002 and 2001, respectively. The estimated fair value of the Portfolio Assets was approximately $200,881 and $287,302 at December 31, 2002 and 2001, respectively.

  (c) INVESTMENTS IN TRUST CERTIFICATES

     Investments in trust certificates are carried at estimated fair value. The determination of fair value is based on the present value of the anticipated excess cash flows utilizing the certain valuation assumptions. The carrying value of Investments in Trust Certificates was $7,883 and $8,223 at December 31, 2002 and 2001, respectively. The estimated fair value of the Investments in Trust Certificates was approximately $7,883 and $8,223 at December 31, 2002 and 2001, respectively.

  (d) NOTES PAYABLE

     Management believes that for similar financial instruments with comparable credit risks, the stated interest rates at December 31, 2002 and 2001 approximate market rates. Accordingly, the carrying amount of notes payable is believed to approximate fair value. Additional, the majority of the partnerships' debt is at variable rates of interest.

(10) PREFERRED EQUITY

     In 1999, CFSC Capital Corp. XXX contributed $3,556 as preferred equity in Community Development Investment, LLC. The preferred equity agreement requires interest to be paid at a rate equal to the LIBOR plus 5% (6.38% at December 31, 2002). Interest in the amount of $11 and $18 has been accrued at December 31, 2002 and 2001, respectively. Interest expense on the preferred equity totaled $311, $458 and $411 during 2002, 2001 and 2000, respectively.

(11) COMMITMENTS AND CONTINGENCIES

     Calibat Fund, LLC has committed to make additional investments in partnerships up to $89 at December 31, 2002.

                               WAMCO PARTNERSHIPS

     The Partnerships are involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the combined financial position, results of operations or liquidity of the Partnerships.

(12) INTEREST RATE SWAP

     In 2001, WAMCO XXVIII entered into an interest rate swap contract in order to manage a portion of the interest rate risk associated with WAMCO XXVIII's long-term debt. Under this swap agreement, WAMCO XXVIII pays fixed/floating rate interest and receives floating rate interest at specified periodic intervals based on an agreed upon notional amount.

     By using derivative financial instruments to hedge exposures to changes in interest rates, WAMCO XXVIII exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes WAMCO XXVIII, which creates credit risk for WAMCO XXVIII. When the fair value of a derivative contract is negative, WAMCO XXVIII owes the counterparty and, therefore, it does not possess credit risk. WAMCO XXVIII minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

     Income or expense associated with these periodic payments is recorded on an accrual basis. WAMCO XXVIII recorded $783 and $404 of net swap expense for the years ended December 31, 2002 and 2001, respectively, associated with these periodic payments. Net swap expense is included in interest and fees expense -- affiliate in the accompanying combined statements of operations.

     Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest-rate, commodity-price, and foreign-exchange contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

     WAMCO XXVIII has not met the criteria necessary to categorize its swap agreement as a hedging activity under the provisions of FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, therefore, changes in fair value of the interest rate swap are reported in current earnings.

     The following table summarizes WAMCO XXVIII's interest rate swap contract, included in other liabilities, and unrealized depreciation of $216 and $840 included in general, administrative and operating expenses at December 31, 2002 and 2001, respectively:

                                                                                    SWAP           SWAP
                                                                                LIABILITY AT   LIABILITY AT
NOTIONAL      CONTACT                                                           DECEMBER 31,   DECEMBER 31,
 AMOUNT    MATURITY DATE   FIXED RATE               FLOATING RATE                   2002           2001
--------   -------------   ----------               -------------               ------------   ------------
$ 4,510      12/15/02        6.136%     One Month LIBOR (1.38% at 12/31/02)        $   --          $157
  4,510      12/15/03        6.139%     One Month LIBOR (1.38% at 12/31/02)           199           225
  4,510      12/15/04        6.167%     One Month LIBOR (1.38% at 12/31/02)           368           232
  4,510      12/15/05        6.195%     One Month LIBOR (1.38% at 12/31/02)           489           226
-------                                                                            ------          ----
$18,040                                                                            $1,056          $840
=======                                                                            ======          ====

                          DRIVE FINANCIAL SERVICES LP
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002 AND 2001 AND FEBRUARY 28, 2001
                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Drive Financial Services LP:

     We have audited the accompanying consolidated balance sheets of Drive Financial Services LP (a Texas Limited Partnership) and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, partners' equity, and cash flows for the year ended December 31, 2002 and the periods March 1, 2001 through December 31, 2001 and August 1, 2000 through February 28, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drive Financial Services LP and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended December 31, 2002 and the periods March 1, 2001 through December 31, 2001 and August 1, 2000 through February 28, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 2(k) to the consolidated financial statements, the Company changed its method of accounting for residual interests in securitizations in 2001 as a result of the adoption of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.

                                          KPMG LLP

Dallas, Texas
February 15, 2003, except as to notes 6 and 11, which are as of February 28, 2003

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2002 AND, 2001

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
Cash and cash equivalents...................................  $ 14,337   $  7,303
Restricted cash.............................................    12,124         --
Retail installment contracts, net...........................   367,520     70,447
Residual interests in securitizations.......................    63,202     77,407
Accrued interest receivable.................................     4,915      1,089
Furniture and equipment, net of accumulated depreciation of
  $5,077 in 2002 and $2,796 in 2001.........................     4,905      6,201
Other assets................................................     4,674      3,031
                                                              --------   --------
          Total assets......................................  $471,677   $165,478
                                                              ========   ========

          LIABILITIES, SUBORDINATED CAPITAL NOTE, AND PARTNERS' EQUITY
Notes payable, including $176,936 in 2002 and $94,665 in
  2001 to affiliate.........................................  $235,036   $ 94,665
Notes payable related to securitized retail installment
  contracts.................................................   151,386         --
Capital lease obligations...................................       268        830
Accrued interest............................................     1,387        539
Accounts payable and accrued expenses.......................    12,468     11,954
                                                              --------   --------
          Total liabilities.................................   400,545    107,988
                                                              --------   --------
Subordinated capital note...................................    48,000     32,000
Partners' equity............................................    23,132     25,490
Commitments and contingencies (notes 10 and 11).............        --         --
                                                              --------   --------
          Total liabilities, subordinated capital note, and
           partners' equity.................................  $471,677   $165,478
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2002 AND THE PERIODS MARCH 1, 2001 THROUGH DECEMBER 31,
                                    2001 AND
                    AUGUST 1, 2000 THROUGH FEBRUARY 28, 2001

                                                          DECEMBER 31,   DECEMBER 31,   FEBRUARY 28,
                                                              2002           2001           2001
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
Finance and other interest income.......................    $101,238       $37,506        $22,031
Interest expense, including $13,046, $7,679 and $5,373,
  respectively, to an affiliate.........................      16,366         9,329          8,165
                                                            --------       -------        -------
       Net interest margin..............................      84,872        28,177         13,866
                                                            --------       -------        -------
Provision for credit losses on retail installment
  contracts.............................................      28,663         5,377          4,129
Impairment of residual interests in securitizations,
  including servicing asset.............................       3,415         5,048             --
                                                            --------       -------        -------
       Net interest margin after provision for credit
          losses and impairments........................      52,794        17,752          9,737
                                                            --------       -------        -------
Other revenues:
  Gain on sale of retail installment contracts..........          --        39,033          9,434
  Servicing income......................................      11,115         9,952          4,083
  Other income..........................................       1,205           439            173
                                                            --------       -------        -------
       Total other revenues.............................      12,320        49,424         13,690
                                                            --------       -------        -------
Costs and expenses:
  Salaries and benefits.................................      41,648        28,706         13,674
  Servicing expense.....................................       7,980         4,434          2,211
  Occupancy, data processing, communication, and
     other..............................................      17,126        13,990          6,566
                                                            --------       -------        -------
       Total costs and expenses.........................      66,754        47,130         22,451
                                                            --------       -------        -------
       (Loss) income before cumulative effect of change
          in accounting principle.......................      (1,640)       20,046            976
Cumulative effect of change in accounting
  principle -- permanent impairments of residual
  interests.............................................          --          (783)            --
                                                            --------       -------        -------
       Net (loss) income................................    $ (1,640)      $19,263        $   976
                                                            ========       =======        =======

          See accompanying notes to consolidated financial statements.

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
YEAR ENDED DECEMBER 31, 2002 AND FOR THE PERIODS MARCH 1, 2001 THROUGH DECEMBER
                                  31, 2001 AND
                    AUGUST 1, 2000 THROUGH FEBRUARY 28, 2001

                                                                            ACCUMULATED
                                                                               OTHER         TOTAL
                                                      GENERAL   LIMITED    COMPREHENSIVE   PARTNERS'
                                                      PARTNER   PARTNERS      INCOME        EQUITY
                                                      -------   --------   -------------   ---------
                                                                      (IN THOUSANDS)
Contribution of net assets (note 1).................    $ 3     $ 2,889       $ 1,106       $ 3,998
Comprehensive income:
  Net income........................................      1         975            --           976
  Net change in unrealized gains on residual
     interests in securitizations...................     --          --         3,051         3,051
                                                                                            -------
       Comprehensive income.........................                                          4,027
                                                        ---     -------       -------       -------
Partners' equity at February 28, 2001...............      4       3,864         4,157         8,025
Comprehensive income:
  Net income........................................     19      19,244            --        19,263
  Net change in unrealized losses on residual
     interests in securitizations...................     --          --        (1,798)       (1,798)
                                                                                            -------
       Comprehensive income.........................                                         17,465
                                                        ---     -------       -------       -------
Partners' equity at December 31, 2001...............     23      23,108         2,359        25,490
Comprehensive loss:
  Net loss..........................................     (1)     (1,639)           --        (1,640)
  Net change in unrealized losses on residual
     interests in securitizations...................     --          --          (718)         (718)
                                                                                            -------
       Comprehensive loss...........................                                         (2,358)
                                                        ---     -------       -------       -------
Partners' equity at December 31, 2002...............    $22     $21,469       $ 1,641       $23,132
                                                        ===     =======       =======       =======

          See accompanying notes to consolidated financial statements.

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2002 AND FOR THE PERIODS MARCH 1, 2001 THROUGH DECEMBER
                                    31, 2001
                  AND AUGUST 1, 2000 THROUGH FEBRUARY 28, 2001

                                                             DECEMBER 31,   DECEMBER 31,   FEBRUARY 28,
                                                                 2002           2001           2001
                                                             ------------   ------------   ------------
                                                                           (IN THOUSANDS)
Cash flows from operating activities:
  Net (loss) income........................................   $  (1,640)      $ 19,263       $    976
  Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
     Decrease (increase) in retail installment contracts,
       net of securitization activity......................    (293,279)        56,884        (56,431)
     Provision for credit losses on retail installment
       contracts...........................................      28,663          5,377          4,129
     Depreciation and amortization.........................       2,281          1,951            859
     Gain on sale of retail installment contracts..........          --        (39,033)        (9,434)
     Accretion of discount and capitalized origination
       costs...............................................     (27,093)            --             --
     Accretion of interest related to residual interests...     (11,965)       (12,020)        (3,126)
     Impairment of residual interests in securitizations,
       including servicing asset...........................       3,415          5,048             --
     Cumulative effect of change in accounting principle --
       permanent impairment of residual interests..........          --            783             --
     Changes in assets and liabilities:
       Accrued interest receivable.........................      (3,826)           671           (635)
       Other assets........................................      (1,643)           141            269
       Accrued interest payable............................         848           (564)           923
       Accounts payable and accrued expenses...............         514         (3,135)        11,138
                                                              ---------       --------       --------
          Net cash provided by (used in) operating
            activities.....................................    (303,725)        35,366        (51,332)
                                                              ---------       --------       --------
Cash flows from investing activities:
  Purchases of furniture and equipment.....................        (985)        (3,956)        (1,614)
  Collections on residual interests in securitizations.....      16,673         29,455         10,640
                                                              ---------       --------       --------
          Net cash provided by investing activities........      15,688         25,499          9,026
                                                              ---------       --------       --------
Cash flows from financing activities:
  Net increase (decrease) in warehouse line of credit......     153,771        (56,725)       (18,879)
  Net change in restricted cash............................     (12,124)            --             --
  Proceeds from term notes payable.........................          --             --         60,000
  Payments on term notes payable...........................     (13,400)       (15,975)       (16,525)
  Payments on capital leases...............................        (562)          (451)          (312)
  Proceeds from subordinated capital note..................      16,000         12,000         20,000
  Proceeds from notes payable related to securitized retail
     installment contracts, net of debt issuance costs.....     174,141             --             --
  Payments on notes payable related to securitized retail
     installment contracts.................................     (22,755)            --             --
                                                              ---------       --------       --------
          Net cash provided by (used in) financing
            activities.....................................     295,071        (61,151)        44,284
                                                              ---------       --------       --------
          Net increase (decrease) in cash..................       7,034           (286)         1,978
Cash at beginning of period................................       7,303          7,589          5,611
                                                              ---------       --------       --------
Cash at end of period......................................   $  14,337       $  7,303       $  7,589
                                                              =========       ========       ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.................   $  15,518       $  9,894       $  7,216
                                                              =========       ========       ========

          See accompanying notes to consolidated financial statements.

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002 AND 2001 AND FEBRUARY 28, 2001
                             (DOLLARS IN THOUSANDS)

(1) ORGANIZATION AND BUSINESS

     Drive Financial Services LP (Drive FS), a Texas Limited Partnership, was formed on August 1, 2000. Pursuant to the terms of various Contribution and Assumption Agreements, Drive FS assumed substantially all the assets and the business of the former auto finance group of FirstCity Funding and FirstCity Consumer Lending, including the origination and servicing platforms, all rights and obligations under asset-backed securities, and 100% of the stock of all special purpose entities formed to be "sellers" in securitization transactions. Drive FS contributed the assets and liabilities and business of FirstCity Servicing to Drive Servicing LLC and the asset-backed securities to Drive ABS LP both wholly owned and consolidated entities. The assets and liabilities were contributed at their historical net book value of $3,998.

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

     The accompanying consolidated financial statements include the accounts of Drive Financial Services LP, Drive ABS LP, Drive ABS GP, FCAR Receivables Corp.
(FCAR), Drive Servicing LLC, Drive BOS GP, Drive BOS LP and Drive VFC LP (collectively referred to as the Company). Significant intercompany transactions have been eliminated in the preparation of the consolidated financial statements.

     The Company owns 100% of the membership interests of FCAR, Drive BOS LP, and Drive VFC LP, special purpose entities formed to acquire retail installment contracts, which are pledged as collateral on warehouse lines of credit.

     Drive GP LLC (Drive GP) is the sole general partner of Drive FS and owns 0.1% of the Drive FS. FirstCity Consumer Lending owns 31% of the membership interests of Drive GP. Management Group LP, a Texas limited partnership that is owned by members of management of the Company, owns 20% of the membership interests of Drive GP. IFA Drive GP Holdings LLC, a Delaware limited liability company and a wholly owned subsidiary of BoS (USA), owns the remaining 49% of the membership interests of Drive GP. BoS (USA) formerly known as IFA Incorporated is a wholly owned subsidiary of Bank of Scotland. On September 10, 2001, Bank of Scotland merged with Halifax Group plc, a personal and commercial lending institution, to form HBOS plc. As a result of the merger, the Company's fiscal year end changed from February 28 to December 31.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

  (a) RETAIL INSTALLMENT CONTRACTS, NET

     Retail installment contracts, net consist of sub-prime automobile finance receivables, which are acquired from third-party dealers at a nonrefundable discount from the contractual principal amount. At December 31, 2001, all retail installment contracts were held for sale and stated at the lower of cost or fair value in the aggregate.

     On July 1, 2002, the Company made a decision to change the structure of its securitization transactions to treat the transactions as secured financings for accounting purposes. Therefore, retail installment contracts are classified as held to maturity and carried at amortized cost, net of credit loss reserves at December 31, 2002, and include retail installment contracts pledged under secured financings. The Company does not hedge

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES its retail installment contracts at this time. Management of the Company does not believe that the Company is exposed to material interest rate risk during the period contracts are not securitized.

     Interest is accrued when earned in accordance with the contractual terms of the retail installment contract. The accrual of interest is discontinued once a retail installment contract becomes past due 60 days or more. Discounts on retail installment contracts are recognized as adjustments to the yield of the related contract.

  (b) SALES OF RETAIL INSTALLMENT CONTRACT FROM SECURITIZATION AND INTEREST RELATED TO RESIDUAL CERTIFICATES

     The Company accounts for sales of retail installment contracts into securitizations in accordance with the Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125 (SFAS No. 140).

     Prior to July 1, 2002, the Company securitized and sold certain auto retail installment contracts to investors with limited risk. The Company has retained the servicing rights to these retail installment contracts. In connection with the sales by FCAR, VFC LP, and Drive BOS of retail installment contracts through securitizations, Drive ABS retained certain residual certificates associated with the securitization as described below. Drive LP and Drive ABS have entered into an agreement whereby Drive LP receives all the economic benefits associated with the residual certificates and conversely assumes all the risks. Upon sale, retail installment contracts were removed from the consolidated balance sheet, and a gain on sale was recognized for the difference between the allocated carrying value of the retail installment contracts and the adjusted sales proceeds.

     The risk to the Company is limited to the rights on future cash flows on the residual certificates that the Company has retained. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees, and other factors. Gain on sale, servicing income and the interest income on residual certificates are reported in the accompanying consolidated statements of operations. Residual certificates are accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Because such assets can be contractually prepaid or otherwise settled in such a way that the holder would not receive all of the recorded investment, the assets are classified as available-for-sale investments and are carried at estimated fair value with any accompanying increases or decreases in estimated fair value being recorded as unrealized gains or losses in accumulated other comprehensive income in the accompanying consolidated statements of partners' equity.

     The Company assesses the carrying value of its securitization related securities for impairment in accordance with the provisions of EITF 99-20 as discussed in note 2(k). There can be no assurance that the Company's estimates used to determine the fair value of the residual certificates will remain appropriate for the life of each asset and it is reasonably possible that circumstances could change in future periods which could result in a material change in the estimates used to prepare the accompanying consolidated financial statements. If actual retail installment contract prepayments or credit losses exceed the Company's current estimates, an other than temporary impairment may be required to be recognized.

     Subsequent to July 1, 2002, the Company has issued notes payable backed by auto retail installment contracts. For accounting purposes, the transactions were structured as secured financings, therefore, the retail installment contracts, and the related debt remains on the consolidated balance sheets.

  (c) PROVISION AND CREDIT LOSSES

     Provisions for credit losses are charged to operations in amounts sufficient to maintain the credit loss allowance at a level considered adequate to cover probable credit losses on retail installment contracts.

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

Probable losses are estimated based on contractual delinquency status and historical loss experience. In addition, loss allowances are maintained to reflect the Company's judgment of estimates of the value of the underlying collateral, bankruptcy trends, economic conditions, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses on retail installment contracts.

     Receivables are charged off against the allowance for credit losses for the full amount of the carrying value at the earlier of repossession and sale of the underlying collateral, collateral in our possession for 90 days, or the contract becoming 120 days contractually delinquent. Charge-offs may occur sooner for receivables involving a bankruptcy although the amount charged off will be limited to the bankruptcy court judgment.

  (d) FURNITURE AND EQUIPMENT

     Furniture and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Expenditures for major renewals and betterments are capitalized. Repairs and maintenance expenditures are charged to operations as incurred.

  (e) CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has maintained balances in various operating and money market accounts in excess of federally insured limits. At December 31, 2002 and 2001, cash and cash equivalents, which consist of money market accounts and cash, were $14,337 and $7,303, respectively.

  (f) RESTRICTED CASH

     Subsequent to July 1, 2002, the Company's securitization transactions were structured as secured financings. Cash is deposited to support the securitization transactions and recorded in the Company's consolidated balance sheets as restricted cash. Excess cash flows generated by the securitization trusts (Trusts) are added to the restricted cash account, creating additional over-collateralization until the required percentage level of assets has been reached. Once the targeted percentage level of assets is reached, additional excess cash flows generated by the Trusts are released to the Company as distributions from Trusts.

  (g) INCOME TAXES

     No effect for income taxes is provided in the consolidated financial statements because the Company's results of operations are allocated to its partners.

  (h) INVENTORY OF REPOSSESSED VEHICLES

     Inventory of repossessed vehicles included in other assets represent vehicles the Company has repossessed due to the borrowers' default on the payment terms of the contracts. The Company records the vehicles at estimated fair value, net of costs to sell.

  (i) USE OF ESTIMATES

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

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

  (j) ACCUMULATED OTHER COMPREHENSIVE INCOME

     Statement of Financial Standards No. 130 (SFAS 130), Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires the accumulated balance of other comprehensive income to be displayed separately in the equity section. The Company's other comprehensive income consists of net unrealized gains on residual interests in securitizations and had accumulated balances of $1,641, $2,359 and $4,157 at December 31, 2002, 2001 and February 28, 2001, respectively.

  (k) RECOGNITION OF INTEREST INCOME AND IMPAIRMENT OF RESIDUAL INTERESTS

     The Company adopted the provisions of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20) on April 1, 2001. EITF 99-20 established the rules (effective in the second quarter of 2001) for (1) recognizing interest income on (a) all credit-sensitive asset-backed securities and (b) certain prepayment-sensitive securities including agency interest-only strips and (2) determining when these securities must be written down to fair value due to other than temporary impairment.

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

     The cumulative affect of the change in accounting principle at the time of adoption of EITF 99-20 was $783. During the year ended December 31, 2002 and the period ended December 31, 2001, the Company recorded additional impairment of $3,415 and $4,017, respectively.

(3) RETAIL INSTALLMENT CONTRACTS, NET

     Retail installment contracts are comprised of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Owned retail installment contracts (note 6).................  $253,208   $ 81,650
Pledged retail installment contracts (note 7)...............   165,741         --
Credit loss allowance.......................................   (12,101)        --
Discount....................................................   (43,207)   (12,830)
Capitalized origination costs...............................     3,879      1,627
                                                              --------   --------
  Total retail installment contracts........................  $367,520   $ 70,447
                                                              ========   ========

     As of December 31, 2001, retail installment contracts were held for sale and stated at the lower of cost or fair value in the aggregate, and therefore there was no credit loss allowance at December 31, 2001.

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

     The activity in the credit loss allowance for the year ended December 31, 2002 was as follows:

Balance at beginning of period..............................   $     --
Provision for credit losses.................................     28,663
Charge-offs.................................................    (16,562)
                                                               --------
Balance at end of period....................................   $ 12,101
                                                               ========

     Contractual maturities of total retail installment contracts at December 31, 2002 are as follows:

2003........................................................   $  3,539
2004........................................................      3,373
2005........................................................     10,090
2006........................................................     93,383
2007........................................................    306,693
2008........................................................      1,871
                                                               --------
                                                               $418,949
                                                               ========

     The retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the borrower defaults on the payment terms of the contract.

     Pledged retail installment contracts are auto receivables that have been securitized under a secured financing agreement.

     Borrowers on the Company's retail installment contracts are located primarily in Texas, Georgia, California, North Carolina, Florida, and Illinois.

     The accrual of interest income of $596 and $287 has been suspended on delinquent retail installment contracts as of December 31, 2002 and 2001, respectively.

(4) INTEREST RELATED TO RESIDUAL CERTIFICATES IN SECURITIZATIONS

     Prior to July 1, 2002, the Company securitized retail installment contracts and recognized revenue (gain on sales of retail installment contracts) and allocated the total cost of the loans sold to financial components based on their relative fair values. During the period ended December 31, 2001, the Company sold $401,973 of auto retail installment contracts in securitization transactions and recognized gains of $39,033.

     For retail installment contracts securitized prior to July 1, 2002, the Company retained servicing responsibilities and interests in the receivables in the form of residual certificates. As of December 31, 2002 and 2001, the Company was servicing $260,048 and $472,381, respectively, of auto receivables that had been securitized to certain special purpose financing trusts (the Trusts). In connection with the sales by FCAR, VFC LP, and Drive BOS of retail installment contracts from securitizations, Drive ABS receives certain residual certificates associated with the securitizations as described below. Drive LP and Drive ABS have entered into an agreement whereby Drive LP receives all the economic benefits associated with the residual certificates and, conversely, assumes all the risks. Residual interests in securitizations are carried at estimated fair value.

     Beginning with transactions closed subsequent to July 1, 2002, the Company changed the structure of its securitization transactions to no longer meet the criteria for sale of retail installment contracts. Accordingly, following a securitization, the retail installment contracts and the related securitization debt remain on the consolidated balance sheets. The Company recognizes finance charges and fee income on the retail installment contract and interest expense on the debt issued in the securitization transaction, and records a

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES provision for loan losses to cover probable future losses on the contracts. The Company securitized $200,001 of auto retail installment contracts under secured financings and issued notes payable related to securitized retail installment contracts of $175,000 during 2002 (note 7). In addition, residual interests in securitizations are pledged on a term loan by BoS (USA), an affiliate (note 6). This change has significantly impacted the Company's 2002 results of operations compared to the prior period because there is no gain on sale of retail installment contracts in the year ended December 31, 2002.

     Residual certificates held by Drive ABS to which the Company receives all the economic benefits and risks (see note 2(b)) consist of the following at:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Retained interests..........................................  $63,202   $75,205
Interest only strips........................................       --     2,202
                                                              -------   -------
                                                              $63,202   $77,407
                                                              =======   =======

     The residual certificates were valued at fair value using the following key assumptions.

                                                                DECEMBER 31,
                                                     ----------------------------------
                                                           2002              2001
                                                     ----------------   ---------------
Discount rates.....................................             13.5%         12% - 15%
Prepayment rates...................................     11% - 20% CPR      9% - 30% CPR
Cumulative loss rates..............................   11.83% - 18.74%    10.72% - 7.10%

     SFAS 140 requires that the effect on the fair value of the retained interests of two adverse changes in each key assumption be independently calculated.

     At December 31, 2002, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

                                                                2002       2001
                                                              --------   --------
Balance sheet carrying value of retained interests:
  Fair value................................................  $ 63,202   $ 77,407
PREPAYMENT SPEED ASSUMPTION
Impact on fair value of 10% adverse change..................    (1,113)    (1,250)
Impact on fair value of 20% adverse change..................    (2,173)    (2,471)
EXPECTED CREDIT LOSSES
Impact on fair value of 10% adverse change..................    (9,964)    (9,486)
Impact on fair value of 20% adverse change..................   (19,842)   (18,922)
RESIDUAL CASH FLOWS DISCOUNT RATE
Impact on fair value of 10% adverse change..................      (905)    (1,667)
Impact on fair value of 20% adverse change..................    (1,789)    (3,280)

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

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

     Expected static pool credit losses are as follows:

                                      AUTO RETAIL INSTALLMENT CONTRACTS SECURITIZED
ACTUAL AND PROJECTED          --------------------------------------------------------------
CREDIT LOSSES(%)              1998-3   1999-1   1999-2   F2000-1   D2000-1   2001-1   2001-2
--------------------          ------   ------   ------   -------   -------   ------   ------
December 31, 2002:
  Actual date...............  10.23%   12.16%   11.21%   16.31%    13.33%    14.58%    9.53%
  Projected.................  10.30%   12.30%   11.83%   17.37%    15.74%    18.74%   18.34%
December 31, 2001:
  Actual to date............  10.20%   11.58%    9.58%   12.66%     7.31%     5.41%    0.06%
  Projected.................  10.72%   12.77%   11.54%   16.58%    15.21%    17.10%   16.65%

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME

     The accumulated balance of other comprehensive income at December 31, 2002 and 2001 is as follows:

                                                                 ACCUMULATED
                                                                    OTHER
                                                                COMPREHENSIVE
                                                                INCOME -- NET
                                                               UNREALIZED GAINS
                                                                 (LOSSES) ON
                                                              RESIDUAL INTEREST
                                                              IN SECURITIZATIONS
                                                              ------------------
Beginning balance at August 1, 2000.........................       $ 1,106
Unrealized gains related to 2000 securitizations............         1,538
Current period change.......................................         1,513
                                                                   -------
Ending balance at February 28, 2001.........................         4,157
Unrealized gains related to 2001 securitizations............         6,163
Current period change.......................................        (4,727)
Reclassification adjustments for unrealized losses
  reclassified into income due to permanent impairment......        (4,017)
Reclassification adjustment for unrealized losses
  reclassified into income due to the cumulative effect of
  change in accounting principle............................           783
                                                                   -------
Ending balance at December 31, 2001.........................         2,359
Current period change.......................................         2,697
Reclassification adjustments for unrealized losses
  reclassified into income due to permanent impairment......        (3,415)
                                                                   -------
Ending balance at December 31, 2002.........................       $ 1,641
                                                                   =======

     Accumulated other comprehensive income has not been allocated between the general and limited partners in the consolidated statements of partners' equity.

(6) NOTES PAYABLE

     The Company has a warehouse line of credit with BoS (USA), which provides borrowings up to $200,000. The Company's obligations under this arrangement at December 31, 2002 and 2001 include $160,000 and $30,000, respectively, which bear interest at LIBOR plus 1% (2.43% and 3% at December 31, 2002 and 2001, respectively) and $2,836 and $37,165, respectively, which bear interest at Prime minus 1.5% (2.75% and 3.25% at December 31, 2002 and 2001, respectively). The debt is secured by $162,738 (note 3) of the Company's retail installment contracts and has been extended to June 30, 2003. Additionally, the note

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES payable contains various covenants, which the Company was in compliance with at December 31, 2002 and 2001. Effective February 28, 2003, the Company's warehouse line of credit agreement with BOS (USA) was amended. The amendment increased the borrowing limits up to $250,000 and changed the maturity date to February 27, 2004.

     Effective September 6, 2001, the Company entered into a warehouse line of credit agreement with Variable Funding Capital Corporation, a subsidiary of Wachovia Corporation, which provided borrowings up to $100,000. The Company's obligation under the arrangement at December 31, 2002 was $58,100 and bears interest at a commercial paper rate (2.00% at December 31, 2002 plus associated fees). At December 31, 2001, the warehouse line obligation was zero. The debt is secured by $58,398 of the Company's retail installment contracts and terminates on September 5, 2003.

     The Company has a term loan with BOS (USA) with $14,100 outstanding at December 31, 2002. The Company's obligation under this arrangement includes $10,000, which bears interest at LIBOR plus 1% (2.47%) and $4,100, which bears interest at LIBOR plus 1% (2.42%). At December 31, 2001, the term debt with BOS
(USA) was $27,500. The Company's obligation under this arrangement at December 31, 2001 includes $25,000, which bears interest at LIBOR plus 1% (3.41%) and $2,500, which bears interest at LIBOR plus 1% (2.92%). The loan matures on August 18, 2003. Residual interests in securitization transactions secure the loan. Effective February 28, 2003, the Company's term loan agreement with BOS
(USA) was amended. The amended agreement changed the maturity date of the term loan to March 31, 2004.

(7) NOTES PAYABLE RELATED TO SECURITIZED RETAIL INSTALLMENT CONTRACTS

     Notes payable related to securitized retail installment contracts structured as a secured financing with a third party were $152,245 at December 31, 2002. The principal and interest on these notes are paid using the cash flows from the underlying retail installment contracts which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying retail installment contracts which back the notes. The average interest rate and contractual maturity on these notes at December 31, 2002 were as follows:

1.87%; final maturity 2003..................................   $ 12,409
2.73%; final maturity 2005..................................     58,343
3.68%; final maturity 2006..................................     48,333
4.09%; final maturity 2008..................................     33,160
                                                               --------
                                                                152,245
Less unamortized debt issuance costs........................       (859)
                                                               --------
     Notes payable related to securitized retail installment
      contracts, net of unamortized debt issuance costs.....   $151,386
                                                               ========

     Unamortized debt issuance costs are amortized as interest expense over the terms of the related notes payable.

(8) SUBORDINATED CAPITAL NOTE

     The Company has a note payable to BOS (USA), for $48,000 at December 31, 2002 and $32,000 at December 31, 2001, which bears interest at a predefined rate of 16% at December 31, 2002 and 14% at December 31, 2001. The note allows borrowings up to $65,000 and matures February 15, 2006. Such note is subordinate to all other obligations of the Company. At December 31, 2002, there was no required amortization of the debt.

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

(9) SECURITIZATION ACTIVITY

     The table below summarizes the cash flows received from securitization trusts during the following periods:

                                                  DECEMBER 31,   DECEMBER 31,   FEBRUARY 28,
                                                      2002           2001           2001
                                                  ------------   ------------   ------------
Gross proceeds from new securitizations.........    $175,000       $357,698       $ 87,400
Servicing fees received.........................      11,739          9,344          3,149
Cash flows received on interest-only strips.....          --            787          1,430
Cash flows received on subordinated holdings....      10,357         21,059          5,670
Cash received upon release from reserve
  accounts......................................       6,316          7,609          3,540
                                                    --------       --------       --------
          Total cash received from
            securitization trusts...............    $203,412       $396,497       $101,189
                                                    ========       ========       ========

     Substantially all of the proceeds from new securitizations were used to reduce borrowings on the warehouse line of credit. For presentation in the consolidated statement of cash flows, these proceeds have been included in the net decrease in the warehouse line of credit with affiliate.

     For the periods ended December 31, 2001 and February 28, 2001, the Company recognized $39,033 and $9,434, respectively, of gains on sales of retail installment contracts. There were no transactions treated as sales in 2002.

     During 2002, the Company exercised early purchase options on the 1998-2 and 1999-1 securitizations. The receivables were recorded at a fair value of $9,744. Cash paid for the exercise of early purchase options was $4,797.

     During the period ended December 31, 2001, the Company exercised early purchase options on the 1998-1 and 1998-2 securitizations. The receivables were recorded at a fair value of $7,886. Cash paid for the exercise of early purchase options was $3,900.

     The table below summarizes delinquencies at December 31, 2002 and 2001, and historical losses for the year ended December 31, 2002 and the period March 1, 2001 to December 31, 2001:

                                        PRINCIPAL                       AVERAGE
                                        AMOUNT OF                     BALANCE OF
                                         RETAIL        DELINQUENT       RETAIL          CREDIT
                                       INSTALLMENT   PRINCIPAL OVER   INSTALLMENT   LOSSES -- (NET
                                        CONTRACTS      SIXTY DAYS      CONTRACTS    OF RECOVERIES)
                                       -----------   --------------   -----------   --------------
December 31, 2002:
  Retail installment contracts:
     Owned...........................   $253,208        $ 4,599        $172,101        $10,769
     Pledged.........................    165,741          5,719         184,497          9,214
     Securitized.....................    260,048         10,995         354,284         46,349
                                        --------        -------        --------        -------
          Total managed retail
            installment contracts....   $678,997        $21,313        $710,882        $66,332
                                        ========        =======        ========        =======

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

                                        PRINCIPAL                       AVERAGE
                                        AMOUNT OF                     BALANCE OF
                                         RETAIL        DELINQUENT       RETAIL          CREDIT
                                       INSTALLMENT   PRINCIPAL OVER   INSTALLMENT   LOSSES -- (NET
                                        CONTRACTS      SIXTY DAYS      CONTRACTS    OF RECOVERIES)
                                       -----------   --------------   -----------   --------------
December 31, 2001:
  Retail installment contracts:
     Owned...........................   $ 81,650        $ 4,578        $133,782        $10,679
     Securitized.....................    472,381         15,182         375,916         29,994
                                        --------        -------        --------        -------
          Total managed retail
            installment contracts....   $554,031        $19,760        $509,698        $40,673
                                        ========        =======        ========        =======

(10) LEASES

     The Company has obligations under various lease agreements for computer equipment and office furniture with multiple equipment lease schedules. The leases are classified as capital leases. The total future minimum rental payments are included in the future minimum rental payments schedule below.

     Future minimum rental payments under capital leases together with the present value of minimum lease payments at December 31, 2002 are as follows:

Year ending December 31:
  2003......................................................   $326
                                                               ----
     Total minimum lease payments...........................    326
                                                               ----
Less amounts representing interest..........................     58
                                                               ----
     Present value of minimum lease payments................   $268
                                                               ====

     The Company has entered into various operating leases, primarily for office space and certain equipment, which expire over the next three years. Lease expense incurred during the periods ended December 31, 2002, December 31, 2001 and February 28, 2001 totaled $2,959, $840 and $842, respectively. The remaining obligations under the lease commitments are $2,504 in 2003, $2,421 in 2004, and $2,202 in 2005.

(11) COMMITMENTS AND CONTINGENCIES

     In connection with the sale of retail installment contracts through securitizations, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold. As of December 31, 2002 and 2001, the Company had no repurchase requests outstanding. In the opinion of management, the potential exposure or other recourse obligations related to the Company's retail installment contract sales agreements will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

     The Company has letters of credit issued by Bank of Scotland totaling $24,250 and $19,000 at December 31, 2002 and 2001, respectively, of which none has been drawn. The letters of credit are collateral for the Drive 2000-1, 2001-1, 2001-2, and 2002-1 Securitization Reserves, IBM Credit Corporation operating lease, and a CIT operating lease. The letters of credit expire at various dates through June 2003. Effective February 28, 2003, the Company's letter of credit facility agreement with Bank of Scotland was amended to increase the commitment amount to $50,000 and to extend the commitment termination date to February 27, 2004.

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

     Periodically, the Company is party to or otherwise involved in legal proceedings arising in the normal course of business. The Company does not believe that there are any proceedings threatened or pending, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

(12) RELATED-PARTY TRANSACTIONS

     The Company has the aforementioned subordinated capital note payable to BoS
(USA) totaling $48,000 and $32,000 at December 31, 2002 and 2001, respectively (see note 8). Interest costs incurred on such subordinated capital note payable totaled $6,169, $2,564 and $70 for the periods ended December 31, 2002, December 31, 2001 and February 28, 2001, respectively.

     Additionally, the Company has letters of credit issued by Bank of Scotland, as discussed in note 11. Fees associated with these letters totaled $997 during 2002 and $65 during 2001.

     Interest costs incurred in connection with other debt with BoS (USA) totaled $5,880, $5,115 and $5,303 for the periods ended December 31, 2002, December 31, 2001 and February 28, 2001, respectively (see note 6).

(13) FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of its financial instruments. Fair value, estimates, methods, and assumptions are set forth below.

  (a) CASH AND CASH EQUIVALENTS

     The carrying amount of cash and cash equivalents approximated fair value at December 31, 2002 and 2001 due to the short maturity of these instruments.

  (b) RETAIL INSTALLMENT CONTRACTS

     Retail installment contracts are carried at amortized cost at December 31, 2002. Retail installment contracts were carried at lower of cost or market value in aggregate at December 31, 2001. The estimated fair value is calculated by using estimated fair values from securitizations of the contracts and discounting projected cash flows using estimated market discount rates that reflect the credit and interest rate risks inherent in the assets at December 31, 2002 and 2001. The carrying value of the retail installment contracts was $367,520 and $70,447 at December 31, 2002 and 2001, respectively. The estimated fair value of the retail installment contracts was $424,734 and $88,159 at December 31, 2002 and 2001, respectively.

  (c) NOTES PAYABLE AND SUBORDINATED CAPITAL NOTE

     Management believes that the repayment terms for similar rate financial instruments with similar credit risks and the stated interest rates at December 31, 2002 and 2001 approximate the market terms for similar credit instruments. Accordingly, the carrying amount of notes payable and subordinated capital note is believed to approximate fair value.

     The fair value of the variable rate warehouse lines of credits is equal to the carrying value as the effective variable rates are considered to be the market rate.

                  DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

  (d) NOTES PAYABLE RELATED TO SECURITIZED RETAIL INSTALLMENT CONTRACTS

     Fair value of the notes payable related to securitized retail installment contracts is estimated to be $155,000 and is calculated by using repayment terms and rates for similar financial instruments using the market interest rates at December 31, 2002.

(14) EMPLOYEE BENEFIT PLANS

     The Company sponsors a defined contribution plan offered to substantially all salaried employees. Employees participating in the plan may contribute up to 15% of their base salary, subject to federal limitations on absolute amounts contributed. The Company will match up to 6% of their base salary, with matching contributions of 50% of employee contributions. The total amount contributed by the Company for the periods ended December 31, 2002 and 2001 and February 28, 2001 was $364, $210 and $23, respectively.

(15) NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements Nos. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending December 15, 2002. The Company has disclosed its potential guarantees related to this Interpretation in note 11.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic entities, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material impact on the Company's consolidated financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

     The Company enters into transactions or has contractual relationships with various legal entities that are commonly referred to as special purpose entities
(SPEs) or QSPEs. Certain of these entities, and where applicable, the assets sold to them by the Company, are not included in the Company's consolidated balance sheets. These nonconsolidated entities have legal standing separate from the Company, are not controlled by the Company and are typically established for a single purpose such as securitization of financial assets. The Company may have certain relationships with these entities, including sponsorship and servicer of the assets held by the entity. In addition, the Company may retain certain interests in these entities, which are recognized on the consolidated balance sheet. FIN 46 may impact the accounting treatment of the entities.

     SPEs and QSPEs sponsored by the Company hold assets sold to them by the Company and issue debt collateralized by the assets held in the trust. In order for the assets and liabilities of a QSPE to be excluded from the Company's consolidated balance sheet, these transactions must meet the requirements of SFAS No. 140, at the inception of the transaction and on an ongoing basis.

                         MINNTEX INVESTMENT PARTNERS LP
                         (A TEXAS LIMITED PARTNERSHIP)

                              FINANCIAL STATEMENTS
                               DECEMBER 31, 2002
                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT

The Partners
MinnTex Investment Partners LP:

     We have audited the accompanying balance sheet of MinnTex Investment Partners LP (a Texas limited partnership) as of December 31, 2002, and the related statements of operations, changes in partners' capital, and cash flows for the period March 11, 2002 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MinnTex Investment Partners LP as of December 31, 2002, and the results of its operations and its cash flows for the period March 11, 2002 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Dallas, Texas
February 17, 2003

                         MINNTEX INVESTMENT PARTNERS LP
                         (A TEXAS LIMITED PARTNERSHIP)

                                 BALANCE SHEET
                               DECEMBER 31, 2002

                                                              (IN THOUSANDS)
                                   ASSETS
Cash........................................................      $1,603
Portfolio Asset, net (note 3)...............................       2,130
                                                                  ------
                                                                  $3,733
                                                                  ======

                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities....................      $   12
Service fees payable -- affiliate (note 4)..................         152
                                                                  ------
  Purchased loan pools, net.................................         164
Partners' capital...........................................       3,569
                                                                  ------
                                                                  $3,733
                                                                  ======

                See accompanying notes to financial statements.

                         MINNTEX INVESTMENT PARTNERS LP
                         (A TEXAS LIMITED PARTNERSHIP)

                            STATEMENT OF OPERATIONS
    THE PERIOD MARCH 11, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002

                                                              (IN THOUSANDS)
Proceeds from resolution of Portfolio Asset.................     $16,655
Cost of Portfolio Asset resolved............................       9,292
                                                                 -------
  Gain on resolution of Portfolio Asset.....................       7,363
Interest expense -- affiliate (note 4)......................        (201)
General, administrative, and operating expenses (note 4)....      (1,773)
Other income................................................           8
                                                                 -------
  Net income................................................     $ 5,397
                                                                 =======

                See accompanying notes to financial statements.

                         MINNTEX INVESTMENT PARTNERS LP
                         (A TEXAS LIMITED PARTNERSHIP)

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
    THE PERIOD MARCH 11, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002

                                              GENERAL            LIMITED PARTNERS
                                              PARTNER    --------------------------------
                                              --------    FIRSTCITY      CFSC
                                              MINNTEX    HOLDINGS OF   CAPITAL    LENDERS
                                              GP CORP.    MINNESOTA    CORP. II    TRUST     TOTAL
                                              --------   -----------   --------   -------   -------
                                                                 (IN THOUSANDS)
Inception Date March 11, 2002...............    $ --       $    --     $    --    $    --   $    --
Contributions...............................      39         1,264       1,264      1,264     3,831
Distributions...............................     (58)       (1,867)     (1,867)    (1,867)   (5,659)
Net income..................................      54         1,781       1,781      1,781     5,397
                                                ----       -------     -------    -------   -------
Balance at December 31, 2002................    $ 35       $ 1,178     $ 1,178    $ 1,178   $ 3,569
                                                ====       =======     =======    =======   =======

                See accompanying notes to financial statements.

                         MINNTEX INVESTMENT PARTNERS LP
                         (A TEXAS LIMITED PARTNERSHIP)

                            STATEMENT OF CASH FLOWS
    THE PERIOD MARCH 11, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002

                                                              (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................     $  5,397
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Purchase of Portfolio Asset............................      (11,422)
     Gain on resolution of Portfolio Asset..................       (7,363)
     Proceeds from resolution of Portfolio Asset............       16,655
     Increase in service fees payable -- affiliate..........          152
     Increase in accounts payable and accrued liabilities...           12
                                                                 --------
       Net cash provided by operating activities............        3,431
                                                                 --------
Cash flows from financing activities:
  Borrowing on long-term debt -- affiliate..................        8,939
  Repayment of long-term debt -- affiliate..................       (8,939)
  Capital contributions.....................................        3,831
  Capital distributions.....................................       (5,659)
                                                                 --------
       Net cash used in financing activities................       (1,828)
                                                                 --------
       Net increase in cash.................................        1,603
Cash, beginning of period...................................           --
                                                                 --------
Cash, end of period.........................................     $  1,603
                                                                 ========
Supplemental disclosure of cash flow information:
  Cash paid for interest was $201.

                See accompanying notes to financial statements.

                         MINNTEX INVESTMENT PARTNERS LP

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

(1) ORGANIZATION AND PARTNERSHIP AGREEMENT

     MinnTex Investment Partners LP, a Texas limited partnership (the Partnership), was formed to acquire, hold, and dispose of the loan pool purchased from a nongovernmental agency seller, pursuant to certain purchase agreements. The Partnership began operations on March 11, 2002 and is scheduled to terminate on December 31, 2022.

     Net income or loss is credited or charged to the partners' capital accounts in proportion to their respective capital account balances.

     The partnership and other agreements governing the Partnership's affairs provide for certain preferences as to the distribution of cash flows from the Partnership. Proceeds from disposition of and payments received on the purchased loan pool are allocated in the following order, (1) to pay for tax and insurance escrow, (2) to pay fees payable under custodial and lockbox agreements, (3) to pay accrued interest on the notes payable, (4) to pay late charges, fees, and expenses, if any, on the notes payable, (5) to pay protective advances, if any,
(6) to replenish an operating reserve, (7) to pay a servicing fee to FirstCity Servicing Corporation (FirstCity), an affiliate of a limited partner, (8) to pay shortfall amounts from prior month disbursements of items (1) through (7), (9) to pay principal on the notes payable, and (10) return of partners' capital.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) PORTFOLIO ASSET

     The Partnership acquires and resolves a portfolio of performing and nonperforming loans to small businesses that are unsecured ("Portfolio Asset"). Accounting for the Portfolio Asset is on a pool basis as opposed to an individual asset-by-asset basis. At December 31, 2002, the Portfolio Asset was designated as nonperforming as described more fully below.

     The Partnership's Portfolio Asset is designated as nonperforming unless substantially all of the loans in the pool are being repaid in accordance with the contractual terms of the underlying loan agreements. Such designation is made at the acquisition of the pool and does not change even though the actual mix of the loans may change. The pool is acquired on the basis of an evaluation of the timing and amount of cash flow expected to be derived from borrower payments on the loans. The carrying value of the nonperforming Portfolio Asset at December 31, 2002 totaled $2,130.

     A nonperforming Portfolio Asset is purchased at a substantial discount from its outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the amortized cost of the nonperforming Portfolio Asset is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified. No valuation allowance was required at December 31, 2002.

     Gain on resolution of the nonperforming Portfolio Asset is recognized as income to the extent that proceeds collected exceed a pro rata portion of allocated cost from the pool. Cost allocation is based on a proration of actual proceeds divided by total estimated proceeds of the pool. No interest income is recognized separately on the nonperforming Portfolio Asset. All proceeds, of whatever type, are included in proceeds from resolution of Portfolio Asset in determining the gain on resolution of such assets.

                         MINNTEX INVESTMENT PARTNERS LP

  (b) INCOME TAXES

     Under current income tax laws, partnerships are not subject to income taxes; therefore, no provision has been made for such taxes in the accompanying financial statements. For tax purposes, income or loss is included in the individual tax returns of the partners.

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

(3) PORTFOLIO ASSET

     The Portfolio Asset (note 2) at December 31, 2002 is summarized as follows:

Loans:
  Borrowers' obligations on outstanding balance of:
     Performing loans.......................................  $ 21,457
     Nonperforming loans....................................    37,940
                                                              --------
                                                                59,397
Discount required to reflect the Portfolio Asset at
  unamortized cost..........................................   (57,267)
                                                              --------
          Portfolio Asset, net..............................  $  2,130
                                                              ========

(4) TRANSACTIONS WITH AFFILIATES

     During March 2002, the Partnership borrowed $8,939 from CFSC Capital Corp. XXX (an affiliate of a limited partner) on a senior collateralized promissory note payable. In August 2002, the Partnership paid off the senior collateralized promissory note payable to CFSC Capital Corp. XXX. Interest expense totaled $201 on such note during 2002.

     Under the terms of a servicing agreement, FirstCity receives a servicing fee based on proceeds from resolution of Portfolio Asset, for processing transactions on the Portfolio Asset and for conducting settlement and sale negotiations. Included in general, administrative, and operating expenses in the accompanying statement of operations is $1,666 in servicing fees incurred in 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the members of the Board of Directors of the Company.

NAME                                        AGE                     POSITION
----                                        ---                     --------
James R. Hawkins..........................  66    Chairman of the Board
C. Ivan Wilson............................  75    Vice Chairman of the Board
James T. Sartain..........................  54    President, Chief Executive Officer and
                                                  Director
Richard E. Bean...........................  58    Director
Dane Fulmer...............................  52    Director
Robert E. Garrison II.....................  60    Director
Jeffery D. Leu............................  45    Director

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

Information pertaining to the number of shares of Common Stock owned on December 31, 2002, by each of Messrs. Hawkins and Sartain, and ATARA and Cargill, is set forth under "Item 12 -- Security Ownership of Certain Beneficial Owners and Management."

EXECUTIVE OFFICERS

     The executive officers of the Company, who are elected by the Board of Directors of the Company and serve at its discretion, are as follows:

NAME                                        AGE                     POSITION
----                                        ---                     --------
James R. Hawkins..........................  66    Chairman of the Board
James T. Sartain..........................  54    President and Chief Executive Officer
J. Bryan Baker............................  42    Senior Vice President and Chief Financial
                                                  Officer
Terry R. DeWitt...........................  45    Senior Vice President and Co-President of
                                                  FirstCity Commercial Corporation
G. Stephen Fillip.........................  51    Senior Vice President and Co-President of
                                                  FirstCity Commercial Corporation
Joe S. Greak..............................  53    Senior Vice President and Tax Director
James C. Holmes...........................  45    Senior Vice President and Executive Vice
                                                  President of FirstCity Commercial
                                                  Corporation
Jim W. Moore..............................  52    Senior Vice President and President of
                                                  FirstCity Consumer Lending Corporation
Richard J. Vander Woude...................  48    Senior Vice President, General Counsel and
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

     Terry R. DeWitt has been Senior Vice President responsible for Due Diligence and Investment Evaluation of the Company since the Merger and has served as Co-President of FirstCity Commercial Corporation ("FirstCity Commercial"), a wholly-owned subsidiary of the Company, since October 1999. Mr. DeWitt served as Senior Vice President responsible for Due Diligence and Investment Evaluation of J-Hawk from 1992 to the Merger. From 1991 to 1992, Mr. DeWitt was Senior Vice President of the First National Bank of Central Texas, a national banking association, and from 1989 to 1991, he was President of the First National Bank of Goldthwaite, a national banking association.

     G. Stephen Fillip has been Senior Vice President since the Merger. Mr. Fillip has served as President of FirstCity Servicing Corporation, a subsidiary of the Company, since October 1999 and has served as Co-President of FirstCity Commercial since October 1999. Mr. Fillip was Senior Vice President of J-Hawk from 1991 to the Merger. From 1989 to 1991, Mr. Fillip was Executive Vice President and Chief Credit Officer of BancOne, Texas, N.A. (Waco), a national banking association.

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

     Jim W. Moore has been a senior officer of the Company or its predecessor since November 1992. Currently, Mr. Moore is President of FirstCity Consumer Lending Corporation, a wholly-owned subsidiary of the Company, which owns a 31% direct and indirect interest in Drive Financial Services, LP, where he has served as Executive Vice President and a member of the Board of Managers since August 2000.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation for services during each of the last three years to (1) the Company's Chief Executive Officer during 2002, and (2) the Company's other four most highly compensated executive officers during 2002 serving as such at the end of 2002 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                     LONG TERM
                                                                    COMPENSATION
                                                                       AWARDS
                                          ANNUAL COMPENSATION        SECURITIES
                                      ---------------------------    UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR   SALARY($)   BONUS($)    OPTIONS(#)    COMPENSATION(1)($)
---------------------------           ----   ---------   --------   ------------   ------------------
James T. Sartain,...................  2002    300,014         --           --            15,190
  President and Chief                 2001    300,014         --       50,000            15,190
  Executive Officer                   2000    300,014    130,000       50,000            16,018
Terry R. DeWitt,....................  2002    250,000    135,000           --             4,950
  Senior Vice President and           2001    250,000         --       25,000             4,800
  Co-President of FirstCity           2000    250,000     80,640           --             5,040
  Commercial Corporation
G. Stephen Fillip,..................  2002    250,000    135,000           --             5,190
  Senior Vice President and           2001    250,000         --       25,000             5,190
  Co-President of FirstCity           2000    250,000     83,400           --             5,310
  Commercial Corporation
Richard J. Vander Woude,............  2002    275,000     80,000           --             4,950
  Senior Vice President, General      2001    275,000         --       25,000             4,950
  Counsel and Secretary               2000    270,883     50,000       25,000             5,378
Jim W. Moore........................  2002    337,096    243,750           --             5,190
  Senior Vice President and           2001    250,000    125,000       25,000             5,190
  President of FirstCity              2000    206,250    130,000           --            16,977
  Consumer Lending

---------------

(1) With respect to Messrs. Sartain, DeWitt, Fillip, Vander Woude and Moore, the total amounts indicated under "All Other Compensation" for 2002 consist of
    (a) amounts contributed to match a portion of such employee's contributions under a 401(k) plan ("401(k) Match"), (b) excess premiums paid on supplemental life insurance policies ("Supplement Life") and (c) personal use of a business vehicle ("Auto"), and (d) amounts paid for moving expenses ("Other"). The following table details the amounts paid during 2002 for each of the categories:

                                                 401(K)    SUPPLEMENT
EXECUTIVE                                       MATCH($)    LIFE($)     AUTO($)   TOTAL($)
---------                                       --------   ----------   -------   --------
James T. Sartain..............................   4,500        690       10,000     15,190
Terry R. DeWitt...............................   4,500        450           --      4,950
G. Stephen Fillip.............................   4,500        690           --      5,190
Richard J. Vander Woude.......................   4,500        450           --      4,950
Jim W. Moore..................................   4,500        690           --      5,190

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

     Beginning January 1, 1994, the Company also initiated a defined contribution 401(k) employee profit sharing plan (the "401(k) Plan") in which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company contributed approximately $184,000, $152,000 and $263,000 in 2002, 2001 and 2000, respectively, to the
401(k) Plan.

OPTION GRANTS

     The Company did not grant any options under any Plan in 2002.

OPTION EXERCISES AND YEAR-END VALUES

     The following table sets forth, for the Named Executive Officers, the number of shares of the Common Stock underlying both exercisable and non-exercisable stock options held by such persons as of December 31, 2002, and the year-end values for unexercised "in-the-money" options, which represent the positive spread between the exercise price of any such options and the year-end market price of the Common Stock. All such options were granted under the 1995 Stock Option and Award Plan and 1996 Stock Option and Award Plan. No options were exercised by the officers listed below during 2002.

                        AGGREGATED 2002 OPTION EXERCISES
                           AND YEAR-END OPTION VALUES

                                                     NUMBER OF SHARES            VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                    OPTIONS AT YEAR END            AT YEAR END($)(1)
                                                ---------------------------   ---------------------------
NAME                                            EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                            -----------   -------------   -----------   -------------
James T. Sartain..............................    87,300         37,500            --             --
Terry R. DeWitt...............................    36,450          6,250            --             --
G. Stephen Fillip.............................    36,450          6,250            --             --
Richard J. Vander Woude.......................    31,250         18,750            --             --
Jim W. Moore..................................    36,050          6,250            --             --

---------------

(1) Calculated using the aggregate market value (based on December 31, 2002 stock price of $1.37 per share) of the shares of the Common Stock underlying such options, less the aggregate exercise price payable.

EQUITY COMPENSATION PLAN INFORMATION

     Information about FirstCity's compensation plans at December 31, 2002 was as follows:

                                            NUMBER OF SHARES
                                              TO BE ISSUED        WEIGHTED-AVERAGE      NUMBER OF SHARES
                                            UPON EXERCISE OF      EXERCISE PRICE OF    REMAINING AVAILABLE
PLAN CATEGORY                              OUTSTANDING OPTIONS   OUTSTANDING OPTIONS   FOR FUTURE ISSUANCE
-------------                              -------------------   -------------------   -------------------
Equity compensation plans approved by
  stockholders(a)........................        594,250                $7.89                191,579(b)
Equity compensation plans not approved by
  stockholders...........................             --                   --                     --
                                                 -------                -----                -------
Total....................................        594,250                $7.89                191,579
                                                 =======                =====                =======

---------------

(a)  Consists of the 1995 and 1996 Stock Option and Award Plans.

(b) Includes 77,429 shares reserved for issuance under the 1995 Employee Stock Purchase Plan.

DIRECTOR COMPENSATION

     Directors of the Company who are not employees of the Company or any of its subsidiaries receive a retainer of $3,000 per quarter for their services as directors (from January 1, 2002 through December 31, 2002, each such director received an aggregate of $12,000 for such director's services as director for such period). Such directors also receive $1,000 plus expenses for each regular and special Board meeting attended, and $1,000 plus expenses for each meeting of any committee of the Board attended, and $500 per each telephonic meeting. Directors who are employees of the Company do not receive directors' fees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Wilson (Chairman), and Garrison served as members of the Compensation Committee of the Board of Directors during 2002. Messrs. Wilson, and Garrison served as members of the Stock Option Subcommittee of the Compensation Committee during 2002. Neither of Messrs. Wilson and Garrison was an officer or employee of the Company or any of its subsidiaries during 2002 or any prior year. No interlocking relationship exists between the members of the Company's Board of Directors or Compensation Committee and the board of directors and compensation committee of any other company, nor has any such interlocking relationship existed in the past.

EMPLOYMENT AGREEMENTS

     In 1999, the FirstCity Commercial entered into employment agreements with Messrs. Terry R. DeWitt, G. Stephen Fillip and James C. Holmes. The term of each of these contracts runs to December 31, 2004. These contracts provide for salaries of $250,000, $250,000 and $200,000, respectively. Additionally, these contracts provide for the establishment of a bonus pool based on the annual net profits of FirstCity Commercial before taxes and interest expense on the indebtedness of FirstCity Commercial to the Company exceeding certain thresholds. Messrs. DeWitt, Fillip and Holmes participate in the benefit plans of the Company. These employment agreements were terminated in December 2002 upon the completion of the recapitalization of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the Common Stock owned on December 31, 2002 (the "Measurement Date") by (1) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock as of such date, (2) each of the Company's directors, (3) each of the Named Executive Officers and (4) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares of the Common Stock shown in the table are held with sole voting and investment power.

                                                                 SHARES
                                                              BENEFICIALLY        PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                          OWNED            OF CLASS
---------------------------------------                       ------------        --------
James R. Hawkins............................................   1,276,904(2)(10)     11.4%
James T. Sartain............................................     565,047(3)(10)      5.0%
Richard E. Bean.............................................     288,208(4)          2.6%
Dane Fulmer.................................................      48,225(5)            *
Robert E. Garrison II.......................................      62,825(5)            *
Jeffery Leu.................................................       2,500(6)            *
C. Ivan Wilson..............................................      32,395(4)            *
Terry R. DeWitt.............................................     191,332(7)          1.7%
G. Stephen Fillip...........................................     222,837(7)          2.0%
Jim W. Moore................................................      42,207(8)            *
Richard J. Vander Woude.....................................      36,685(9)            *
All directors and executive officers as a group (15
  persons)..................................................   3,013,650            26.1%

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

 (3) Includes 24,800 and 62,500 shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's 1995 and 1996 Stock Option and Award Plan.

 (4) Includes 6,375 shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's 1996 Stock Option and Award Plan.

 (5) Includes 4,375 shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's 1996 Stock Option and Award Plan.

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

 (7) Includes 11,500 and 24,950 shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's 1995 and 1996 Stock Option and Award Plan, respectively.

 (8) Includes 10,200 and 25,850 shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's 1995 and 1996 Stock Option and Award Plan, respectively.

 (9) Includes 31,250 shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's 1996 Stock Option and Award Plan.

(10) Messrs. Hawkins and Sartain and ATARA, the sole general partner of which is ATARA Corp., are parties to a Shareholder Voting Agreement with Cargill regarding the Common Stock, pursuant to which ATARA and Messrs. Hawkins and Sartain are required to vote their shares of Common Stock to elect one designee of Cargill as a director of the Company, and Cargill is required to vote its shares of Common Stock to elect one or more designees of ATARA and Messrs. Hawkins and Sartain as directors of the company. Each of Messrs. Hawkins and Sartain and ATARA disclaims beneficial ownership of the shares of Common Stock owned by Cargill.

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

     Under the Right of First Refusal Agreement, if the Company receives an invitation to bid on or otherwise obtains an opportunity to acquire interests in loans, receivables, real estate or other assets located in the United States, Canada, Latin America, or the Caribbean in which the aggregate amount to be bid exceeds $4 million, or $500 thousand for consumer assets, the Company is required to follow a prescribed notice procedure pursuant to which CFSC has the option to participate in the proposed purchase by requiring that such purchase or acquisition be effected through an Acquisition Partnership formed by the Company and Cargill (or an affiliate). The Right of First Refusal Agreement does not prohibit the Company from holding discussions with entities other than CFSC regarding potential joint purchases of interests in loans, receivables, real estate or other assets, provided that any such purchase is subject to CFSC's right to participate in the Company's share of the investment. The Right of First Refusal Agreement further provides that, subject to certain conditions, CFSC will bear 50% of the due diligence expenses incurred by the Company in connection with proposed asset purchases. The Right of First Refusal Agreement is a restatement and extension of a similar agreement entered into among the Company, certain members of the Company's management and

Cargill in 1992. The Right of First Refusal Agreement has a termination date of February 1, 2006 and will renew automatically for an additional year on an annual basis thereafter unless either party gives notice to the other of its desire to discontinue the arrangement six months prior to the termination date.

     The Company has loans receivable, totaling $16.4 million at December 31, 2002, made to certain Acquisition Partnerships located in Mexico. These loans are at fixed rates ranging from 19% to 20%, with default provisions allowing for rates from 23% to 30%. The Company also has a loan receivable ($1.3 million at December 31, 2002) to a domestic Acquisition Partnership bearing interest at Prime plus 7%. Payments on these notes are dependent upon proceeds from the resolution of Portfolio Assets held by the Acquisition Partnerships. See notes 1 and 5 of the Notes to Consolidated Financial Statements.

     During 2002, FirstCity sold all of its equity interest in eight Acquisition Partnerships to MCS et Associes, S.A ("MCS") and an affiliate of CFSC. MCS is an equity investee of the Company and also a partner with FirstCity in various Acquisition Partnerships. Proceeds from the sale were $3.4 million resulting in a gain of $1.8 million.

     FirstCity has a $35 million credit facility with CFSC, which matures in March 2005. The loan bears interest based on the maximum of 8.5% or LIBOR plus 4.5% and is secured by investments in Acquisition Partnerships. As of December 31, 2002, the outstanding balance was $24.6 million. Jeffery D. Leu, a director of the Company, is an officer of certain affiliates of Cargill. The Company believes that the terms of this credit facility are generally as favorable to the Company as the terms it would receive from an independent third party.

     FirstCity has a term loan with CFSC, which matures in June 2003. This loan bears interest at LIBOR plus 5% and is secured by the stock of Bosque Asset Corporation and the proceeds to FirstCity from securitization certificates held by FirstStreet Investment, LLC. The outstanding balance as of December 31, 2002 was $2.5 million. The Company believes that the terms of this loan is generally as favorable to the Company as the terms it would receive from an independent third party.

     Pursuant to a noncancellable operating lease, the Company leases the office space for its principal executive offices in Waco, Texas from a trust created for the benefit of the children of James R. Hawkins, the Chairman of the Board of the Company. This lease expires in December of 2002 and contains an option in favor of the Company pursuant to which the Company may renew the lease for an additional five-year period, with escalating lease payments. Rental expenses under such lease for calendar year 2002 were $120,000. The Company believes that the terms of such lease are generally as favorable to the Company as the terms it would receive from an independent third party.

     Park Central Recreation, Inc., a Texas corporation of which James R. Hawkins is a 50% shareholder, is indebted to FirstStreet Investment, LLC, an affiliate of the Company, under a note dated March 1, 1996, which has an outstanding principal balance of $2.1 million as of December 31, 2002. The note is secured by a first lien on real estate in Port Arthur, Texas, which is operated as a bowling alley. The note bears a fixed interest rate of 10%, matures on March 1, 2006 and requires annual payments of $289,500.

     During 2002, Terry R. DeWitt, the Co-President of FirstCity Commercial, had indebtedness with the Company in the amount of $125,000. The principal was paid off in December 2002. The largest amount of principal outstanding at any time during 2002 was $125,000. Such indebtedness was unsecured and bore interest at the rate of 5% annually.

     In December 2002, FirstCity acquired the minority interest in FirstCity Holdings held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom are Senior Vice Presidents of FirstCity by issuing 400,000 shares of common stock of the Company and a note payable, to be periodically redeemed by the Company for an aggregate of up to $3.2 million in accordance with certain cash collections from servicing income from Portfolio asset acquisitions in Mexico.

ITEM 14. CONTROLS AND PROCEDURES

     As of December 31, 2002, management of the Company performed an evaluation of disclosure controls and procedures. Based on that evaluation, management of the Company concluded that the disclosure controls and procedures of the Company were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The consolidated financial statements of FirstCity, the combined financial statements of the WAMCO Partnerships (Acquisition Partnerships), the consolidated financial statements of Drive Financial Services LP and the financial statements of MinnTex Investment Partners L.P. are incorporated herein by reference to Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

     2. Financial Statement Schedules

     Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in Item 8, "Financial Statements and Supplementary Data."

     3. Exhibits

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
-------                                 ----------------------
     2.1       --    Joint Plan of Reorganization by First City Bancorporation of
                     Texas, Inc., Official Committee of Equity Security Holders
                     and J-Hawk Corporation, with the Participation of Cargill
                     Financial Services Corporation, Under Chapter 11 of the
                     United States Bankruptcy Code, Case No. 392-39474-HCA-11
                     (incorporated herein by reference to Exhibit 2.1 of the
                     Company's Current Report on Form 8-K dated July 3, 1995
                     filed with the Commission on July 18, 1995).
     2.2       --    Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and
                     J-Hawk Corporation (incorporated herein by reference to
                     Exhibit 2.2 of the Company's Current Report on Form 8-K
                     dated July 3, 1995 filed with the Commission on July 18,
                     1995).
     3.1       --    Amended and Restated Certificate of Incorporation of the
                     Company (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
     3.2       --    Bylaws of the Company (incorporated herein by reference to
                     Exhibit 3.2 of the Company's Current Report on Form 8-K
                     dated July 3, 1995 filed with the Commission on July 18,
                     1995).
     4.1       --    Certificate of Designations of the New Preferred Stock
                     ($0.01 par value) of the Company. (incorporated herein by
                     reference to Exhibit 4.1 to the Company's Current Report on
                     Form 10-K dated March 24, 1998 filed with the Commission on
                     March 26, 1998).
     9.1       --    Shareholder Voting Agreement, dated as of June 29, 1995,
                     among ATARA I Ltd., James R. Hawkins, James T. Sartain and
                     Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company's Form 10-K dated
                     March 24, 1998 filed with the Commission on March 26, 1998).
    10.1       --    Note Agreement, dated as of June 6, 1997, among Bosque Asset
                     Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
                     Investment Realty Partners, L.P. and Bankers Trust Company
                     of California, N.A. (incorporated herein by reference to
                     Exhibit 10.14 of the Company's Form 10-K dated March 24,
                     1998 filed with the Commission March 26, 1998).
    10.2       --    Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit
                     10.6 of the Company's Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998)

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
-------                                 ----------------------
    10.3       --    First Amendment to Loan Agreement, dated July 20, 1998,
                     between Bank of Scotland and the Company (incorporated
                     herein by reference to Exhibit 10.7 of the Company's Form
                     10-Q dated August 14, 1998, filed with the Commission on
                     August 18, 1998).
    10.4       --    Tenth Amendment to Loan Agreement, dated August 11, 1999
                     between Bank of Scotland and the Company (incorporated
                     herein by reference to Exhibit 10.34 of the Company's Form
                     10-Q dated August 16, 1999, filed with the Commission on
                     August 16, 1999).
    10.5       --    Amended and Restated Loan Agreement, dated December 20,
                     1999, by and among FirstCity Financial Corporation as
                     Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to
                     Exhibit 10.1 of the Company's Form 8-K dated December 22,
                     1999, filed with the Commission on December 28, 1999).
    10.6       --    Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP,
                     Funding GP, IFA-GP and IFA-LP. (incorporated herein by
                     reference to Exhibit 10.40 of the Company's Form 8-K dated
                     August 25, 2000, filed with the Commission on September 11,
                     2000).
    10.7       --    Contribution and Assumption Agreement by and between
                     Consumer Corp. and Drive dated as of August 18, 2000.
                     (incorporated herein by reference to Exhibit 10.41 of the
                     Company's Form 8-K dated August 25, 2000, filed with the
                     Commission on September 11, 2000).
    10.8       --    Contribution and Assumption Agreement by and between Funding
                     LP and Drive dated as of August 18, 2000. (incorporated
                     herein by reference to Exhibit 10.42 of the Company's Form
                     8-K dated August 25, 2000, filed with the Commission on
                     September 11, 2000).
    10.9       --    Second Amendment to Amended and Restated Loan Agreement,
                     dated December 20, 1999, by and among the Company, as
                     borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company's Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
    10.10      --    Receivables Financing Agreement, dated August 18, 2000,
                     among Drive BOS LP, Drive Financial Services LP, each
                     Lender, IPA Inc. and Wells Fargo Bank Minnesota, N.A.
                     (incorporated herein by reference to Exhibit 10.44 of the
                     Company's Form 10-K dated April 13, 2001, filed with the
                     Commission on April 13, 2001).
    10.11      --    Amendment to Loan Agreement and extension of Promissory
                     Note, dated January 12, 2001, by and between FirstCity
                     Holdings Corporation and CSFC Capital Corp. XXX
                     (incorporated herein by reference to Exhibit 10.45 of the
                     Company's Form 10-K dated April 13, 2001, filed with the
                     Commission on April 13, 2001).
    10.12      --    Second Amendment, dated as of February 16, 2001, to the
                     Receivables Financing Agreement, dated as of August 18,
                     2000, among Drive BOS LP, Drive Financial Services LP the
                     Lenders party thereto, IPA Incorporated and Wells Fargo Bank
                     Minnesota, NA (incorporated herein by reference to Exhibit
                     10.46 of the Company's Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
    10.13      --    Subordinate Capital Loan Agreement, dated as of February 16,
                     2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and
                     IFA Incorporated (incorporated herein by reference to
                     Exhibit 10.47 of the Company's Form 10-K dated April 13,
                     2001, filed with the Commission on April 13, 2001).
    10.14      --    Amended and Restated Amendment #4 (Option and Option
                     Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to
                     Exhibit 99.1 of the Company's Form 8-K dated January 18,
                     2002, filed with the Commission on January 18, 2002).
    10.15      --    Letter Agreement, dated November 26, 2002, between FirstCity
                     Consumer Lending Corporation and The Governor and Company of
                     the Bank of Scotland, including Form of Promissory Note to be executed by FirstCity Consumer Lending Corporation,
                     payable to The Governor and Company of the Bank of Scotland.
                     (incorporated herein by reference to Exhibit 99(d)(5) of the
                     Company's Form SC TO-I/A dated November 27, 2002, filed with the Commission on November 27, 2002).

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
-------                                 ----------------------
   *10.16      --    Amended and Restated Loan Agreement, dated December 12,
                     2002, by and among FirstCity Financial Corporation as
                     Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent.
   *10.17      --    Term Loan and Revolving Credit Agreement, dated December 12,
                     2002, by and among FirstCity Financial Corporation as
                     Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent.
    21.1       --    Subsidiaries of the Registrant (incorporated herein by
                     reference to Exhibit 21.1 of the Company's Form 10-K/A for dated October 21, 2002, filed with the Commission on October
                     21, 2002).
   *23.1       --    Consent of KPMG LLP.
   *23.2       --    Consent of KPMG LLP.
   *23.3       --    Consent of KPMG LLP.
   *23.4       --    Consent of KPMG LLP.
   *99.1       --    Certification of James T. Sartain, Chief Executive Officer
                     of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                     and relating to the Annual Report on Form 10-K for the year ended December 31, 2002.
   *99.2       --    Certification of J. Bryan Baker, Chief Financial Officer of
                     the Company, pursuant to 18 U.S.C Section 1350 as adopted
                     pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                     and relating to the Annual Report on Form 10-K for the year ended December 31, 2002.

---------------

* Filed herewith.

     (b) Reports on Form 8-K

     1. On December 16, 2002, the Company filed a report on Form 8-K relating to the expiration of the Company's offer to exchange each issued and outstanding share of its New Preferred Stock, par value $0.01 per share, and the closing of its recapitalization, as presented in a press release of December 16, 2002.

     2. On November 14, 2002, the Company filed a report on Form 8-K attaching the Certifications of Period Report of its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed with the SEC on November 14, 2002.

     3. On December 21, 2002, the Company filed a report on Form 8-K attaching the Certifications of Period Report of its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to its amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001, filed with the SEC on October 21, 2002.

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

March 28, 2003

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

                    SIGNATURE                                    TITLE                       DATE
                    ---------                                    -----                       ----

               /s/ JAMES R. HAWKINS                    Chairman of the Board and        March 28, 2003
 ------------------------------------------------               Director
                 James R. Hawkins


               /s/ JAMES T. SARTAIN                    President, Chief Executive       March 28, 2003
 ------------------------------------------------         Officer and Director
                 James T. Sartain                    (Principal Executive Officer)


                /s/ J. BRYAN BAKER                     Senior Vice President and        March 28, 2003
 ------------------------------------------------       Chief Financial Officer
                  J. Bryan Baker                     (Principal financial officer)


                /s/ C. IVAN WILSON                   Vice Chairman of the Board and     March 28, 2003
 ------------------------------------------------               Director
                  C. Ivan Wilson


               /s/ RICHARD E. BEAN                              Director                March 28, 2003
 ------------------------------------------------
                 Richard E. Bean


              /s/ ROBERT E. GARRISON                            Director                March 28, 2003
 ------------------------------------------------
                Robert E. Garrison


                 /s/ DANE FULMER                                Director                March 28, 2003
 ------------------------------------------------
                   Dane Fulmer


                /s/ JEFFERY D. LEU                              Director                March 28, 2003
 ------------------------------------------------
                  Jeffery D. Leu

                                 CERTIFICATION
                            PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

I, James T. Sartain, certify that:

     1. I have reviewed this annual report on Form 10-K of FirstCity Financial Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:     /s/ JAMES T. SARTAIN
                                            ------------------------------------
                                                      James T. Sartain
                                                Principal Executive Officer

Dated: March 28, 2003

                                 CERTIFICATION
                            PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

I, J. Bryan Baker, certify that:

     1. I have reviewed this annual report on Form 10-K of FirstCity Financial Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:      /s/ J. BRYAN BAKER
                                            ------------------------------------
                                                       J. Bryan Baker
                                                Principal Financial Officer

Dated: March 28, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
-------                                 ----------------------
     2.1       --    Joint Plan of Reorganization by First City Bancorporation of
                     Texas, Inc., Official Committee of Equity Security Holders
                     and J-Hawk Corporation, with the Participation of Cargill
                     Financial Services Corporation, Under Chapter 11 of the
                     United States Bankruptcy Code, Case No. 392-39474-HCA-11
                     (incorporated herein by reference to Exhibit 2.1 of the
                     Company's Current Report on Form 8-K dated July 3, 1995
                     filed with the Commission on July 18, 1995).
     2.2       --    Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and
                     J-Hawk Corporation (incorporated herein by reference to
                     Exhibit 2.2 of the Company's Current Report on Form 8-K
                     dated July 3, 1995 filed with the Commission on July 18,
                     1995).
     3.1       --    Amended and Restated Certificate of Incorporation of the
                     Company (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
     3.2       --    Bylaws of the Company (incorporated herein by reference to
                     Exhibit 3.2 of the Company's Current Report on Form 8-K
                     dated July 3, 1995 filed with the Commission on July 18,
                     1995).
     4.1       --    Certificate of Designations of the New Preferred Stock
                     ($0.01 par value) of the Company. (incorporated herein by
                     reference to Exhibit 4.1 to the Company's Current Report on
                     Form 10-K dated March 24, 1998 filed with the Commission on
                     March 26, 1998).
     9.1       --    Shareholder Voting Agreement, dated as of June 29, 1995,
                     among ATARA I Ltd., James R. Hawkins, James T. Sartain and
                     Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company's Form 10-K dated
                     March 24, 1998 filed with the Commission on March 26, 1998).
    10.1       --    Note Agreement, dated as of June 6, 1997, among Bosque Asset
                     Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque
                     Investment Realty Partners, L.P. and Bankers Trust Company
                     of California, N.A. (incorporated herein by reference to
                     Exhibit 10.14 of the Company's Form 10-K dated March 24,
                     1998 filed with the Commission March 26, 1998).
    10.2       --    Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit
                     10.6 of the Company's Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998)
    10.3       --    First Amendment to Loan Agreement, dated July 20, 1998,
                     between Bank of Scotland and the Company (incorporated
                     herein by reference to Exhibit 10.7 of the Company's Form
                     10-Q dated August 14, 1998, filed with the Commission on
                     August 18, 1998).
    10.4       --    Tenth Amendment to Loan Agreement, dated August 11, 1999
                     between Bank of Scotland and the Company (incorporated
                     herein by reference to Exhibit 10.34 of the Company's Form
                     10-Q dated August 16, 1999, filed with the Commission on
                     August 16, 1999).
    10.5       --    Amended and Restated Loan Agreement, dated December 20,
                     1999, by and among FirstCity Financial Corporation as
                     Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to
                     Exhibit 10.1 of the Company's Form 8-K dated December 22,
                     1999, filed with the Commission on December 28, 1999).
    10.6       --    Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP,
                     Funding GP, IFA-GP and IFA-LP. (incorporated herein by
                     reference to Exhibit 10.40 of the Company's Form 8-K dated
                     August 25, 2000, filed with the Commission on September 11,
                     2000).
    10.7       --    Contribution and Assumption Agreement by and between
                     Consumer Corp. and Drive dated as of August 18, 2000.
                     (incorporated herein by reference to Exhibit 10.41 of the
                     Company's Form 8-K dated August 25, 2000, filed with the
                     Commission on September 11, 2000).
    10.8       --    Contribution and Assumption Agreement by and between Funding
                     LP and Drive dated as of August 18, 2000. (incorporated
                     herein by reference to Exhibit 10.42 of the Company's Form
                     8-K dated August 25, 2000, filed with the Commission on
                     September 11, 2000).
    10.9       --    Second Amendment to Amended and Restated Loan Agreement,
                     dated December 20, 1999, by and among the Company, as
                     borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company's Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
-------                                 ----------------------
    10.10      --    Receivables Financing Agreement, dated August 18, 2000,
                     among Drive BOS LP, Drive Financial Services LP, each
                     Lender, IPA Inc. and Wells Fargo Bank Minnesota, N.A.
                     (incorporated herein by reference to Exhibit 10.44 of the
                     Company's Form 10-K dated April 13, 2001, filed with the
                     Commission on April 13, 2001).
    10.11      --    Amendment to Loan Agreement and extension of Promissory
                     Note, dated January 12, 2001, by and between FirstCity
                     Holdings Corporation and CSFC Capital Corp. XXX
                     (incorporated herein by reference to Exhibit 10.45 of the
                     Company's Form 10-K dated April 13, 2001, filed with the
                     Commission on April 13, 2001).
    10.12      --    Second Amendment, dated as of February 16, 2001, to the
                     Receivables Financing Agreement, dated as of August 18,
                     2000, among Drive BOS LP, Drive Financial Services LP the
                     Lenders party thereto, IPA Incorporated and Wells Fargo Bank
                     Minnesota, NA (incorporated herein by reference to Exhibit
                     10.46 of the Company's Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
    10.13      --    Subordinate Capital Loan Agreement, dated as of February 16,
                     2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and
                     IFA Incorporated (incorporated herein by reference to
                     Exhibit 10.47 of the Company's Form 10-K dated April 13,
                     2001, filed with the Commission on April 13, 2001).
    10.14      --    Amended and Restated Amendment #4 (Option and Option
                     Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to
                     Exhibit 99.1 of the Company's Form 8-K dated January 18,
                     2002, filed with the Commission on January 18, 2002).
    10.15      --    Letter Agreement, dated November 26, 2002, between FirstCity
                     Consumer Lending Corporation and The Governor and Company of
                     the Bank of Scotland, including Form of Promissory Note to be executed by FirstCity Consumer Lending Corporation,
                     payable to The Governor and Company of the Bank of Scotland.
                     (incorporated herein by reference to Exhibit 99(d)(5) of the
                     Company's Form SC TO-I/A dated November 27, 2002, filed with the Commission on November 27, 2002).
   *10.16      --    Amended and Restated Loan Agreement, dated December 12,
                     2002, by and among FirstCity Financial Corporation as
                     Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent.
   *10.17      --    Term Loan and Revolving Credit Agreement, dated December 12,
                     2002, by and among FirstCity Financial Corporation as
                     Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent.
    21.1       --    Subsidiaries of the Registrant (incorporated herein by
                     reference to Exhibit 21.1 of the Company's Form 10-K/A for dated October 21, 2002, filed with the Commission on October
                     21, 2002).
   *23.1       --    Consent of KPMG LLP.
   *23.2       --    Consent of KPMG LLP.
   *23.3       --    Consent of KPMG LLP.
   *23.4       --    Consent of KPMG LLP.
   *99.1       --    Certification of James T. Sartain, Chief Executive Officer
                     of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                     and relating to the Annual Report on Form 10-K for the year ended December 31, 2002.
   *99.2       --    Certification of J. Bryan Baker, Chief Financial Officer of
                     the Company, pursuant to 18 U.S.C Section 1350 as adopted
                     pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                     and relating to the Annual Report on Form 10-K for the year ended December 31, 2002.

---------------

* Filed herewith.