Form 10-Q
period 2003-03-31
FIRSTCITY FINANCIAL CORP
filed 2003-05-15
CIK 828678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003 or

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
Yes [  ]   No [X]

     The number of shares of common stock, par value $.01 per share, outstanding at May 15, 2003 was 11,204,007.

PART I

FINANCIAL INFORMATION

Item 1.Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$2,869	$4,118
Portfolio Assets, net	7,492	9,820
Loans receivable from Acquisition Partnerships held for investment	15,651	17,700
Equity investments	57,681	58,342
Deferred tax benefit, net	20,101	20,101
Service fees receivable from affiliates	2,524	2,235
Other assets, net	5,857	6,376
Net assets of discontinued operations	7,948	7,764

Total Assets	$120,123	$126,456

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable to affiliates	$89,621	$95,560
Notes payable — other	504	1,113
Minority interest	4,112	4,052
Other liabilities	3,537	3,274

Total Liabilities	97,774	103,999
Commitments and contingencies (note 10)
Redeemable preferred stock:
Adjusting rate preferred stock, including accumulated dividends in arrears of $995 and $960, respectively (par value $.01; redemption value of $21 per share; 2,000,000 shares authorized; shares issued and outstanding: 126,291 and 130,691, respectively)	3,647	3,705
Shareholders’ equity (deficit):
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued and outstanding: 11,204,007 and 11,195,076, respectively)	112	112
Paid in capital	99,010	98,934
Accumulated deficit	(83,062)	(82,977)
Accumulated other comprehensive income	2,642	2,683

Total Shareholders’ Equity	18,702	18,752

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$120,123	$126,456

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Servicing fees from affiliates	$3,507	$2,222
Gain on resolution of Portfolio Assets	695	244
Equity in earnings of investments	2,091	1,475
Interest income from affiliates	915	1,020
Interest income — other	188	285
Other income	362	240

Total revenues	7,758	5,486
Expenses:
Interest and fees on notes payable to affiliates	1,891	1,405
Interest and fees on notes payable — other	62	143
Salaries and benefits	3,496	2,735
Provision for loan and impairment losses	34	99
Occupancy, data processing, communication and other	1,994	1,910

Total expenses	7,477	6,292
Earnings (loss) from continuing operations before income taxes and minority interest	281	(806)
Provision for income taxes	(121)	(13)

Earnings (loss) from continuing operations before minority interest	160	(819)
Minority interest	(179)	(15)

Loss from continuing operations	(19)	(834)
Loss from discontinued operations	—	(500)

Net loss	(19)	(1,334)
Accumulated preferred dividends in arrears	(66)	(642)

Net loss to common shareholders	$(85)	$(1,976)

Basic and diluted loss per common share are as follows:
Loss from continuing operations	$(0.01)	$(0.18)
Discontinued operations	—	(0.06)
Net loss to common shareholders	$(0.01)	$(0.24)
Weighted average common shares outstanding	11,202	8,376

     See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(Dollars in thousands)
(Unaudited)

					Accumulated
	Number of				Other	Total
	Common	Common	Paid in	Accumulated	Comprehensive	Shareholders’
	Shares	Stock	Capital	Deficit	Income	Equity

Balances, December 31, 2001	8,376,500	$84	$79,645	$(76,728)	$876	$3,877
Issuance of common stock in exchange for redeemable preferred stock	2,417,388	24	18,891	—	—	18,915
Issuance of common stock to acquire minority interest in subsidiary	400,000	4	396	—	—	400
Issuance of shares through employee stock purchase plan	1,188	—	2	—	—	2
Comprehensive loss:
Net loss for 2002	—	—	—	(3,771)	—	(3,771)
Foreign currency items	—	—	—	—	1,782	1,782
Unrealized net gain on securitization	—	—	—	—	25	25

Total comprehensive loss						(1,964)

Preferred dividends	—	—	—	(2,478)	—	(2,478)

Balances, December 31, 2002	11,195,076	112	98,934	(82,977)	2,683	18,752
Issuance of common stock in exchange for redeemable preferred stock	8,200	—	75	—	—	75
Issuance of shares through employee stock purchase plan	731	—	1	—	—	1
Comprehensive loss:
Net loss for the first three months of 2003	—	—	—	(19)	—	(19)
Foreign currency items	—	—	—	—	311	311
Unrealized net loss on securitization	—	—	—	—	(352)	(352)

Total comprehensive loss						(60)

Preferred dividends	—	—	—	(66)	—	(66)

Balances, March 31, 2003	11,204,007	$112	$99,010	$(83,062)	$2,642	$18,702

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(19)	$(1,334)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	500
Proceeds from resolution of Portfolio Assets	3,003	718
Gain on resolution of Portfolio Assets	(695)	(244)
Purchase of Portfolio Assets and advances on loans receivable, net	—	(3,902)
Provision for loan and impairment losses	34	99
Equity in earnings of investments	(2,091)	(1,475)
Proceeds from performing Portfolio Assets and loans receivable, net	971	1,102
Capitalized interest and costs on Portfolio Assets and loans receivable	(84)	(43)
Depreciation and amortization	192	175
(Increase) decrease in other assets	(258)	343
Increase (decrease) in other liabilities	157	(63)

Net cash provided by (used in) operating activities	1,210	(4,124)

Cash flows from investing activities:
Property and equipment, net	(441)	(283)
Contributions to Acquisition Partnerships and Servicing Entities	(75)	(1,488)
Distributions from Acquisition Partnerships and Servicing Entities	4,892	2,563

Net cash provided by investing activities	4,376	792

Cash flows from financing activities:
Borrowings under notes payable to affiliates	500	7,044
Payments of notes payable to affiliates	(6,493)	(3,248)
Payments of notes payable — other	(609)	(1,115)
Payments for tender of redeemable preferred stock	(50)	—
Proceeds from issuance of common stock	1	—

Net cash provided by (used in) financing activities	(6,651)	2,681

Net cash used in continuing operations	(1,065)	(651)
Net cash used in discontinued operations	(184)	(306)

Net decrease in cash and cash equivalents	$(1,249)	$(957)
Cash and cash equivalents, beginning of period	4,118	5,583

Cash and cash equivalents, end of period	$2,869	$4,626

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,607	$1,284
Income taxes	222	15
Non-cash financing activities:
Dividends accumulated and not paid on preferred stock	66	642
Balance of redeemable preferred stock and associated dividends relinquished in recapitalization transaction	74	—

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Dollars in thousands, except per share data)

(1)  Basis of Presentation, Loss per Common Share and Stock-Based Compensation

     The unaudited consolidated financial statements of FirstCity Financial Corporation (“FirstCity” or the “Company”) reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at March 31, 2003, and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002.

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

     The effects of any common stock equivalents are antidilutive for the three months ended March 31, 2003 and 2002; therefore, diluted loss per common share is reported the same as basic loss per common share.

     At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and disclosure, the following table represents the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months
	Ended
	March 31,

	2003	2002

Net loss to common stockholders, as reported	$(85)	$(1,976)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34)	(41)

Pro forma net loss to common stockholders	$(119)	$(2,017)

Net loss per common share:
Basic — as reported	$(0.01)	$(0.24)

Basic — pro forma	$(0.01)	$(0.24)

Diluted — as reported	$(0.01)	$(0.24)

Diluted — pro forma	$(0.01)	$(0.24)

(2)  Restructure, Liquidity and Capital Resources

     Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to the Acquisition Partnerships, retirement of and dividends on preferred stock, and other investments by FirstCity. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt and dividends from the Company’s subsidiaries, short-term borrowings from revolving lines of credit, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

     In December 2002, FirstCity completed a recapitalization in which holders of redeemable preferred stock, par value $.01 per share, (“New Preferred Stock”) exchanged 1,092,210 shares of New Preferred Stock for 2,417,388 shares of common stock and $10.5 million in cash. As a result, common equity was increased by $18.9 million. During the first quarter of 2003, 4,400 shares of New Preferred Stock were redeemed for 8,200 shares of common stock and $50,000 in cash. FirstCity also recorded a $4 million gain in December 2002 from the release of its guaranty of Drive’s indebtedness to BoS(USA), Inc. ("BoS(USA)"). BoS(USA)’s warrant to purchase 1,975,000 shares of non-voting common stock was cancelled. FirstCity also acquired the minority interest in FirstCity Holdings Corporation held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom are Senior Vice Presidents of FirstCity, by issuing 400,000 shares of common stock of the Company and a note payable, to be periodically redeemed by the Company for an aggregate of up to $3.2 million in accordance with certain cash collections from servicing income from Portfolio asset acquisitions in Mexico.

     As a part of the recapitalization, BoS(USA) provided a non-recourse loan in the amount of $16 million to FirstCity which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity’s debt to the Bank of Scotland (together with BoS(USA), the "Senior Lenders"). The $16 million loan is secured by a 20% interest in Drive (64.51% of FirstCity’s remaining 31% interest in Drive) and other assets of Consumer Corp. In connection with the $16 million loan, FirstCity is obligated to pay an arrangement fee to BoS(USA) equal to 20% of all amounts received by FirstCity in excess of $16 million from any sale or other disposition of FirstCity’s 20% interest in Drive and all dividends and other distributions paid by Drive or its general partner on FirstCity’s 20% interest in Drive. Management of the Company believes the value of FirstCity’s 20% ownership interest of Drive does not exceed $16 million as of March 31, 2003.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     In connection with the recapitalization, the Senior Lenders refinanced the remainder of the Company’s debt facilities ($47 million outstanding at March 31, 2003). The Senior Lenders also provided new financing to FirstCity, with a total commitment of up to $59 million, consisting of (a) a $5 million revolving credit loan and (b) an acquisition term loan in an amount up to $54 million ($24 million available at March 31, 2003). The aggregate amount of outstanding loans under the total commitment by the Senior Lenders for the refinancing and the new financing at any time may not exceed $77 million.

     BoS(USA) has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock.

     In the third quarter of 1999, dividends on the Company’s redeemable preferred stock (“New Preferred Stock”) were suspended. At March 31, 2003, accumulated dividends in arrears on New Preferred Stock totaled $1.0 million, or $7.87 per share. Since the Company failed to pay quarterly dividends for six consecutive quarters, the holders of New Preferred Stock are entitled to elect two directors to the Company’s Board until cumulative dividends have been paid in full. Dividends on outstanding shares of New Preferred Stock of FirstCity will be restricted until the Tranche II term loan is paid in full. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on New Preferred Stock will be paid in the foreseeable future.

     The Company has a $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates and matures in March 2005. At March 31, 2003, approximately $21 million was outstanding under this facility.

     Management believes that the BoS(USA) loan facilities along with the liquidity from the Cargill Facility, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

(3)  New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the entity will consolidate or disclose information about variable interest entities when FIN 46 becomes effective. Although management is still evaluating the impact of FIN 46, the adoption is not expected to have a material effect. Presently the Company does not believe that any of its equity investments will qualify for consolidation in accordance with FIN 46.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company currently has no derivatives or hedging relationships, and therefore, the adoption of SFAS 149 will not have a material effect on the Company’s consolidated financial statements.

The FASB announced it expects to issue the proposed limited-scope statement, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity in the second quarter of 2003. This statement would require redeemable preferred stock to be classified as a liability and any related accretion of discount and accrued dividends to be charged to the results of operations. If this statement is adopted as proposed, the Company would present the New Preferred Stock as a liability in its's Consolidated Financial Statements. For the three months ended March 31, 2003 and 2002, the dividends were $66 and $642, respectively. Under this proposed statement this amount would be recorded as a charge to results of operations.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(4)  Discontinued Operations

     The Company recorded no provision in the first three months of 2003 and $.5 million in 2002 for additional losses from discontinued operations. The provision in 2002 primarily relates to a reduction in the anticipated future cash flows from securitization trusts due to increased expected prepayments and losses. The net assets from discontinued operations consist of the following:

	March 31,	December 31,
	2003	2002

Estimated future gross cash receipts on residual interests in securitizations	$8,734	$8,764
Accrual for loss on operations and disposal of discontinued operations, net	(786)	(1,000)

Net assets of discontinued operations	$7,948	$7,764

     The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. Although the liquidation or run-off of these investment securities will last longer than one year, the Company is contractually obligated to service the securitized assets. The Company has considered the estimated future gross cash receipts for such investment securities in the computation of the value of such investment securities. The cash flows are collected over a period of time and are valued using prepayment assumptions of 25% to 41% for fixed rate loans and 20% to 25% for variable rate loans. Overall loss rates are estimated from 3% to 11% of collateral.

(5)  Portfolio Assets

     Portfolio Assets are summarized as follows:

	March 31,	December 31,
	2003	2002

Non-performing Portfolio Assets	$36,619	$39,241
Performing Portfolio Assets	7,214	7,761
Real estate Portfolios	1,227	1,242

Total Portfolio Assets	45,060	48,244
Adjusted purchase discount required to reflect Portfolio Assets at carrying value	(37,568)	(38,424)

Portfolio Assets, net	$7,492	$9,820

     Portfolio Assets are pledged to secure non-recourse notes payable.

(6)  Loans Receivable from Acquisition Partnerships Held for Investment

     Loans receivable from Acquisition Partnerships held for investment consist primarily of loans from certain partnerships located in Mexico and are summarized as follows:

	March 31,	December 31,
	2003	2002

Mexico	$14,313	$16,399
Domestic	1,338	1,301

	$15,651	$17,700

     There were no provisions recorded on these loans during the first three months of 2003 and 2002. The loans receivable from the Mexican partnerships are secured by the assets/loans acquired by the Mexican partnerships with purchase money loans provided by affiliates of the investors in the Mexican partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary. Equity method losses, which were recorded to reduce the loans and interest receivable from the Mexican partnerships, were $1.9 million and $.1 million during the first three months of 2003 and 2002, respectively, in compliance with EITF 98-13.

(7)  Equity Investments

     The Company has investments in entities formed to acquire Portfolios (“Acquisition Partnerships”) and their general partners and investments in servicing entities that are accounted for under the equity method. The condensed combined financial position and

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

results of operations of the Acquisition Partnerships (excluding servicing entities), which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized below:

Condensed Combined Balance Sheets

	March 31,	December 31,
	2003	2002

Assets	$545,613	$585,435

Liabilities	$480,084	$480,713
Net equity	65,529	104,722

	$545,613	$585,435

Equity investment in Acquisition Partnerships	$44,361	$46,029
Equity investment in servicing entities	3,577	3,247

	$47,938	$49,276

Condensed Combined Summary of Operations

	Three Months Ended
	March 31,

	2003	2002

Proceeds from resolution of Portfolio Assets	$57,582	$42,361
Gain on resolution of Portfolio Assets	20,989	18,776
Interest income on performing Portfolio Assets	2,145	5,076
Net earnings (loss)	(21,038)	8,320

Equity in earnings of Acquisition Partnerships	$1,014	$2,401
Equity in earnings of servicing entities	216	419

	$1,230	$2,820

     The assets and equity of the Acquisition Partnerships and equity investments in the Acquisition Partnerships are summarized by geographic region below. The WAMCO Partnerships represent limited partnerships and limited liability companies in which the Company has a common ownership with Cargill. MinnTex Investment Partners LP is considered to be a significant subsidiary of FirstCity.

	March 31,	December 31,
	2003	2002

Assets:
Domestic:
WAMCO Partnerships	$174,639	$189,392
MinnTex Investment Partners LP	2,697	3,733
Other	15,935	15,758
Mexico	234,681	246,087
France	117,661	130,465

	$545,613	$585,435

Equity (deficit):
Domestic:
WAMCO Partnerships	$76,747	$80,059
MinnTex Investment Partners LP	2,574	3,569
Other	3,749	3,643
Mexico	(83,084)	(51,567)
France	65,543	69,018

	$65,529	$104,722

Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$29,392	$29,951
MinnTex Investment Partners LP	849	1,178
Other	2,257	2,316
Mexico	1,038	1,108
France	10,825	11,476

	$44,361	$46,029

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Domestic:
WAMCO Partnerships	$6,352	$11,320
MinnTex Investment Partners LP	3,255	—
Other	10	237
Mexico	7,006	9,532
France	7,026	3,375

	$23,649	$24,464

Net earnings (loss):
Domestic:
WAMCO Partnerships	$3,367	$7,464
MinnTex Investment Partners LP	2,859	(5)
Other	(136)	115
Mexico	(31,518)	(1,438)
France	4,390	2,184

	$(21,038)	$8,320

Equity in earnings (loss) of Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$1,434	$1,848
MinnTex Investment Partners LP	944	(2)
Other	(30)	112
Mexico	(2,061)	(17)
France	727	460

	$1,014	$2,401

     FirstCity also has an investment in Drive that is accounted for under the equity method. The condensed consolidated financial position and results of operations of Drive are summarized below:

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2003	2002

Cash	$18,147	$14,337
Restricted cash	18,033	12,124
Retail installment contracts, net	443,098	367,520
Residual interests in securitizations	56,608	63,202
Other assets	15,526	14,494

Total assets	$551,412	$471,677

Notes payable	$510,605	$434,422
Other liabilities	15,657	14,123

Total liabilities	526,262	448,545
Net equity	25,150	23,132

	$551,412	$471,677

Equity investment in Drive	$9,743	$9,066
Minority interest	(1,947)	(1,812)

Net investment in Drive	$7,796	$7,254

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidated Summary Of Operations

	Three Months Ended March 31

	2003	2002

Finance and other interest income	$39,303	$10,007
Interest expense	6,193	2,368

Net interest margin	33,110	7,639

Provision for credit losses on retail installment contracts	14,164	20
Impairment of residual interests in securitizations, including servicing asset	1,217	—

Net interest margin after provision for credit losses and impairments	17,729	7,619

Other revenues:
Servicing income	5,592	4,421
Other income	554	185

Total other revenues	6,146	4,606

Costs and expenses:
Salaries and benefits	12,480	10,258
Servicing expense	6,434	3,099
Occupancy, data processing, communication, and other	2,471	2,338

Total costs and expenses	21,385	15,695

Net income (loss)	$2,490	$(3,470)

Equity in earnings (loss) of Drive	$861	$(1,345)
Minority interest	(172)	269

Net equity in earnings (loss) of Drive	$689	$(1,076)

(8)  Segment Reporting

     The Company is engaged in two reportable segments: (i) Portfolio Asset acquisition and resolution; and (ii) consumer lending. These segments have been segregated based on products and services offered. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries. The consumer lending business is conducted through the Company’s equity investment in Drive. Drive is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers. The following is a summary of results of operations for each of the segments and reconciliation to earnings (loss) from continuing operations for the three months ended March 31, 2003 and 2002.

	Three Months Ended
	March 31,,

	2003	2002

Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$3,507	$2,222
Gain on resolution of Portfolio Assets	695	244
Equity in earnings of investments	1,230	2,820
Interest income	1,102	1,303
Other	302	202

Total	6,836	6,791
Expenses:
Interest and fees on notes payable	686	726
Salaries and benefits	2,842	2,001
Provision for loan and impairment losses	34	99
Occupancy, data processing, communication and other	1,381	1,337
Minority interest	7	284

Total	4,950	4,447

Operating contribution before direct taxes	$1,886	$2,344

Operating contributiong, net of direct taxes	$1,777	$2,331

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended
	March 31,,

	2003	2002

Consumer Lending:
Revenues:
Equity in earnings (loss) of investment	$861	$(1,345)

Total	861	(1,345)
Expenses:
Interest and fees on notes payable	95	—
Occupancy, data processing, communication and other	5	5
Minority interest	172	(269)

Total	272	(264)

Operating contribution (loss) before direct taxes	$589	$(1,081)

Operating contribution (loss), net of direct taxes	$576	$(1,081)

Total operating contribution, net of direct taxes	$2,353	$1,250
Corporate Overhead:
Corporate interest expense	1,172	822
Salaries and benefits, occupancy, professional and other income and expenses, net	1,200	1,262

Loss from continuing operations	$(19)	$(834)

     All of the revenues from the consumer lending segment are attributable to domestic operations. Revenues from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months
	Ended
	March 31,

	2003	2002

Domestic	$4,407	$3,446
Mexico	1,425	2,436
France	1,004	908
Other foreign	—	1

Total	$6,836	$6,791

     Total assets for each of the segments and a reconciliation to total assets is as follows:

	March 31,	December 31,
	2003	2002

Portfolio acquisition and resolution assets
Domestic	$41,339	$44,610
Mexico	15,407	17,542
France and Italy	15,261	15,592
Consumer assets	9,793	9,127
Deferred tax benefit, net	20,101	20,101
Cash	2,869	4,118
Other assets, net	7,405	7,602
Net assets of discontinued operations	7,948	7,764

Total assets	$120,123	$126,456

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     The Company is a 50% owner in an entity that is obligated to advance up to $2.5 million toward the acquisition of Portfolio Assets from financial institutions in California. At March 31, 2003, advances of $2.4 million had been made under the obligation.

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

     The Company has agreed to indemnify BoS(USA) for up to 31% of losses, which might arise as a result of agreements BoS(USA) executed as a sponsor in connection with the securitizations completed by Drive. The Company also agreed to provide support in connection with securitizations by Consumer Corp. and Drive prior to the acquisition by BoS(USA) of the interest in Drive in August 2000. Management of the Company currently does not believe it is likely that FirstCity will be required to make payments on these indemnification agreements.

     FirstCity is obligated to pay BOS(USA) an arrangement fee related to the $16 million loan equal to 20% of all proceeds and other amounts paid to FirstCity from any sale or other disposition (regardless of when such sale or other disposition occurs) of, and of all dividends and other distributions paid to FirstCity by Drive or its general partner (regardless of when such dividend or other distribution occurs) on, its 20% interest in Drive, in each case in excess of $16 million in the aggregate. As of March 31, 2003 the Company has not accrued any amount related to this contingent liability. The Company’s maximum loss exposure related to this contingency is the amount of the arrangement fee that would be calculated in the event the fair value of Drive exceeds $16 million in the future.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

WAMCO PARTNERSHIPS

Combined Financial Statements
March 31, 2003
(Unaudited)

WAMCO PARTNERSHIPS

COMBINED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash	$11,163	$13,035
Portfolio Assets, net	134,172	147,686
Investments in partnerships	2,331	2,302
Investments in trust certificates	7,234	7,883
Deferred profit sharing	18,985	17,671
Other assets, net	754	815

	$174,639	$189,392

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable (including $38,861 and $46,137 to affiliates in 2003 and 2002, respectively)	$68,499	$79,891
Deferred compensation	22,962	21,706
Other liabilities (including $1,699 and $1,862 to affiliates in 2003 and 2002, respectively)	2,138	3,392

Total liabilities	93,599	104,989
Commitments and contingencies (note 8)
Preferred equity	4,293	4,344
Partners’ capital	76,747	80,059

	$174,639	$189,392

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands)
Proceeds from resolution of Portfolio Assets	$15,889	$18,433
Cost of Portfolio Assets resolved	11,469	11,810

Gain on resolution of Portfolio Assets	4,420	6,623
Interest income on performing Portfolio Assets	1,523	4,212
Interest and fees on notes payable — affiliates	(955)	(1,791)
Interest and fees on notes payable — other	(404)	(422)
Provision for loan losses	(444)	—
Servicing fees — affiliate	(657)	(813)
General, administrative and operating expenses	(525)	(830)
Other income, net	409	485

Net earnings	$3,367	$7,464

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

			Class B
	Class A Equity		Equity

	General	Limited	Limited	General	Limited
	Partners	Partners	Partners	Partners	Partners	Total

			(Dollars in thousands)
Balance at December 31, 2001	$131	$6,402	$1,108	$1,082	$81,526	$90,249
Contributions	—	—	—	159	15,812	15,971
Distributions	(43)	(2,119)	(126)	(605)	(51,305)	(54,198)
Comprehensive income:
Net earnings	28	1,376	76	300	25,761	27,541
Unrealized net gain on Securitizations	7	351	5	3	130	496

Total comprehensive income	35	1,727	81	303	25,891	28,037

Balance at December 31, 2002	123	6,010	1,063	939	71,924	80,059
Distributions	(9)	(437)	—	(89)	(5,732)	(6,267)
Comprehensive income:
Net earnings	6	300	(66)	114	3,013	3,367
Unrealized net loss on securitization	(6)	(291)	(5)	(2)	(108)	(412)

Total comprehensive income	—	9	(71)	112	2,905	2,955

Balance at March 31, 2003	$114	$5,582	$992	$962	$69,097	$76,747

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$3,367	$7,464
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of loan origination and commitment fees	96	74
Amortization of deferred profit sharing	—	462
Accretion of unrealized gain on trust certificates	(81)	(58)
Provision for loan losses	444	—
Gain on resolution of Portfolio Assets	(4,420)	(6,623)
Capitalized costs on Portfolio Assets	(458)	(2,890)
Capitalized interest on Portfolio Assets	(184)	(333)
Proceeds from resolution of Portfolio Assets	15,889	18,433
Principal payments on Performing Portfolio Assets	2,243	8,668
Decrease (increase) in deferred profit sharing	(1,314)	357
Decrease (increase) in other assets	(35)	42
Increase (decrease) in deferred compensation	1,314	(357)
Deferred compensation paid	(58)	—
Increase (decrease) in other liabilities	(1,254)	120

Net cash provided by operating activities	15,549	25,359
Cash flows from investing activities:
Contribution to subsidiaries	(29)	—
Change in trust certificates	318	(158)

Net cash provided by (used in) investing activities	289	(158)
Cash flows from financing activities:
Borrowing of debt – affiliates	118	—
Repayment of debt – affiliates	(7,394)	(11,681)
Repayment of debt	(4,116)	(4,772)
Capitalized interest on preferred equity	—	82
Repayment of preferred equity	(51)	—
Capital distributions	(6,267)	(6,803)

Net cash used in financing activities	(17,710)	(23,174)

Net increase (decrease) in cash	(1,872)	2,027
Cash at beginning of period	13,035	13,397

Cash at end of period	$11,163	$15,424

     Supplemental disclosure of cash flow information:

     Cash paid for interest was $1,189 and $1,731 for the three months ended March 31, 2003 and 2002, respectively.

     Unrealized net gain on trust certificates recorded in partners’ capital was $(331) and $593 for the three months ended March 31, 2003 and 2002, respectively.

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS
March 31, 2003
(Dollars in thousands)
(Unaudited)

(1)  Basis of Presentation

     The unaudited combined financial statements of the WAMCO Partnerships reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the combined financial position at March 31, 2003, and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002.

(2)   Organization and Partnership Agreements

     The combined financial statements represent domestic Texas limited partnerships and limited liability companies (“Acquisition Partnerships” or “Partnerships”) and include the accounts of WAMCO III, Ltd. (“WAMCO III”); WAMCO IX, Ltd.; WAMCO XXIV, Ltd.; WAMCO XXV, Ltd.; WAMCO XXVI Ltd.; WAMCO XXVII Ltd.; WAMCO XXVIII Ltd. (“WAMCO XXVIII”); WAMCO XXIX, Ltd.; WAMCO XXX, Ltd.; Calibat Fund, LLC; First B Realty, Ltd.; First Paradee, Ltd.; FirstStreet Investments LLC (“FirstStreet”); FC Properties, Ltd. (“FC Properties”); and Community Development Investment, LLC. FirstCity Financial Corporation or its subsidiaries, FirstCity Commercial Corporation and FirstCity Holdings Corporation (together “FirstCity”), share limited partnership interests and participate as general partners in common with Cargill Financial Services, Inc. in all of the Partnerships. FC Properties and WAMCO XXVIII are considered significant subsidiaries of FirstCity.

     The Partnerships were formed to acquire, hold and dispose of Portfolio Assets acquired from the Federal Deposit Insurance Corporation, Resolution Trust Corporation and other nongovernmental agency sellers, pursuant to certain purchase agreements or assignments of such purchase agreements. In accordance with the purchase agreements, the Partnerships retain certain rights of return regarding the assets in the event of a breach of a representation or a warranty related to an asset.

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

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS – (Continued)

(3) Combining Financial Statements

     FC Properties and WAMCO XXVIII are considered significant subsidiaries of FirstCity. The following tables summarize the combining balance sheets and changes in partners’ capital of the WAMCO Partnerships as of March 31, 2003 and December 31, 2002, the related combining statements of operations and combining cash flows for the three months ended March 31, 2003 and 2002.

COMBINING BALANCE SHEETS
March 31, 2003

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

		(Dollars in thousands)
		(Unaudited)
ASSETS
Cash	$830	$2,644	$7,689	$11,163
Portfolio Assets, net	15,278	28,884	90,010	134,172
Investments in partnerships	—	—	2,331	2,331
Investments in trust certificates	—	—	7,234	7,234
Deferred profit sharing	18,985	—	—	18,985
Other assets, net	26	289	439	754

	$35,119	$31,817	$107,703	$174,639

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable	$—	$16,683	$51,816	$68,499
Deferred compensation	22,962	—	—	22,962
Other liabilities	109	1,183	846	2,138

Total liabilities	23,071	17,866	52,662	93,599
Preferred equity	—	—	4,293	4,293
Partners’ capital	12,048	13,951	50,748	76,747

	$35,119	$31,817	$107,703	$174,639

Notes payable owed to affiliates included in above balances	$—	$—	$38,861	$38,861
Other liabilities owed to affiliates included in above balances	3	1,117	579	1,699

COMBINING BALANCE SHEETS
December 31, 2002

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

		(Dollars in thousands)
		(Unaudited)
ASSETS
Cash	$1,484	$2,440	$9,111	$13,035
Portfolio Assets, net	15,182	32,341	100,163	147,686
Investments in partnerships	—	—	2,302	2,302
Investments in trust certificates	—	—	7,883	7,883
Deferred profit sharing	17,671	—	—	17,671
Other assets, net	5	346	464	815

	$34,342	$35,127	$119,923	$189,392

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable	$—	$18,882	$61,009	$79,891
Deferred compensation	21,706	—	—	21,706
Other liabilities	540	1,301	1,551	3,392

Total liabilities	22,246	20,183	62,560	104,989
Preferred equity	—	—	4,344	4,344
Partners’ capital	12,096	14,944	53,019	80,059

	$34,342	$35,127	$119,923	$189,392

Notes payable owed to affiliates included in above balances	$—	$—	$46,137	$46,137
Other liabilities owed to affiliates included in above balances	20	1,196	646	1,862

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS – (Continued)

COMBINING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2003

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

		(Dollars in thousands)
		(Unaudited)
Proceeds from resolution of Portfolio Assets	$232	$2,981	$12,676	$15,889
Cost of Portfolio Assets resolved	39	2,141	9,289	11,469

Gain on resolution of Portfolio Assets	193	840	3,387	4,420
Interest income on performing Portfolio Assets	—	410	1,113	1,523
Interest and fees expense – affiliates	—	(162)	(793)	(955)
Interest and fees expense – other	—	(221)	(183)	(404)
Provision for loan losses	—	(112)	(332)	(444)
Service fees – affiliate	(7)	(152)	(498)	(657)
General, administrative and operating expenses	(146)	(73)	(306)	(525)
Other income, net	—	2	407	409

Net earnings	$40	$532	$2,795	$3,367

COMBINING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2002

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

		(Dollars in thousands)
		(Unaudited)
Proceeds from resolution of Portfolio Assets	$4,564	$9,509	$4,360	$18,433
Cost of Portfolio Assets resolved	1,449	7,111	3,250	11,810

Gain on resolution of Portfolio Assets	3,115	2,398	1,110	6,623
Interest income on performing Portfolio Assets	—	869	3,343	4,212
Interest and fees expense – affiliates	—	(770)	(1,021)	(1,791)
Interest and fees expense – other	—	—	(422)	(422)
Service fees – affiliate	(137)	(316)	(360)	(813)
General, administrative and operating expenses	(639)	(69)	(122)	(830)
Other income, net	2	12	471	485

Net earnings	$2,341	$2,124	$2,999	$7,464

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS – (Continued)

COMBINING STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
Three Months Ended March 31, 2003

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

		(Dollars in thousands)
		(Unaudited)
Balance at December 31, 2001	12,024	24,810	53,415	90,249

Contributions	—		15,971	15,971
Distributions	(2,596)	(20,668)	(30,934)	(54,198)
Net earnings	2,668	10,802	14,071	27,541
Unrealized net gain on securitization	—	—	496	496

Total comprehensive income	2,668	10,802	14,567	28,037

Balance at December 31, 2002	$12,096	$14,944	$53,019	$80,059

Contributions	—	—	—	—
Distributions	(88)	(1,525)	(4,654)	(6,267)
Net earnings	40	532	2,795	3,367
Unrealized net gain on securitization	—	—	(412)	(412)

Total comprehensive income	40	532	2,383	2,955

Balance at March 31, 2003	$12,048	$13,951	$50,748	$76,747

COMBINING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2003

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

		(Dollars in thousands)
		(Unaudited)
Cash flows from operating activities:
Net earnings	$40	$532	$2,795	$3,367
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees	—	44	52	96
Accretion of unrealized gain on trust certificates	—	—	(81)	(81)
Provision for loan losses	—	112	332	444
Gain on resolution of Portfolio Assets	(193)	(840)	(3,387)	(4,420)
Capitalized costs on Portfolio Assets	(135)	(9)	(314)	(458)
Capitalized interest on Portfolio Assets	—	(6)	(178)	(184)
Proceeds from resolution of Portfolio Assets	232	2,981	12,676	15,889
Principal payments on Performing Portfolio Assets	—	1,219	1,024	2,243
Increase in deferred profit sharing	(1,314)	—	—	(1,314)
(Increase) decrease in other assets	(21)	13	(27)	(35)
Increase in deferred compensation	1,314	—	—	1,314
Deferred compensation and profit sharing paid	(58)	—	—	(58)
Decrease in other liabilities	(431)	(118)	(705)	(1,254)

Net cash provided by (used in) operating activities	(566)	3,928	12,187	15,549
Cash flows from investing activities:
Contribution to subsidiaries	—	—	(29)	(29)
Change in trust certificates	—	—	318	318

Net cash provided by investing activities	—	—	289	289
Cash flows from financing activities:
Borrowing of debt – affiliate	—	—	118	118
Repayment of debt – affiliate	—	—	(7,394)	(7,394)
Repayment of debt	—	(2,199)	(1,917)	(4,116)
Repayment of preferred equity	—	—	(51)	(51)
Capital distributions	(88)	(1,525)	(4,654)	(6,267)

Net cash used in financing activities	(88)	(3,724)	(13,898)	(17,710)

Net increase (decrease) in cash	(654)	204	(1,422)	(1,872)
Cash at beginning of period	1,484	2,440	9,111	13,035

Cash at end of period	$830	$2,644	$7,689	$11,163

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$359	$830	$1,189

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS – (Continued)

COMBINING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2002

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

		(Dollars in thousands)
		(Unaudited)
Cash flows from operating activities:
Net earnings	$2,341	$2,124	$2,999	$7,464
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of loan origination and commitment fees	—	—	74	74
Amortization of deferred profit sharing	462	—	—	462
Accretion of unrealized gain on trust certificates	—	—	(58)	(58)
Gain on resolution of Portfolio Assets	(3,115)	(2,398)	(1,110)	(6,623)
Capitalized costs on Portfolio Assets	(1,036)	(1,849)	(5)	(2,890)
Capitalized interest on Portfolio Assets	—	(102)	(231)	(333)
Proceeds from resolution of Portfolio Assets	4,564	9,509	4,360	18,433
Principal payments on Performing Portfolio Assets	—	1,342	7,326	8,668
Decrease in deferred profit sharing	357	—	—	357
(Increase) decrease in other assets	(19)	(20)	81	42
Decrease in deferred compensation	(357)	—	—	(357)
Increase (decrease) in other liabilities	(308)	(19)	447	120

Net cash provided by operating activities	2,889	8,587	13,883	25,359
Cash flows from investing activities:
Change in trust certificates	—	—	(158)	(158)

Net cash used in investing activities	—	—	(158)	(158)
Cash flows from financing activities:
Repayment of debt affiliate	—	(6,412)	(5,269)	(11,681)
Repayment of debt	—	—	(4,772)	(4,772)
Capitalized interest on preferred equity	—	—	82	82
Capital distributions	—	(2,187)	(4,616)	(6,803)

Net cash used in financing activities	—	(8,599)	(14,575)	(23,174)

Net increase (decrease) in cash	2,889	(12)	(850)	2,027
Cash at beginning of period	1,942	3,510	7,945	13,397

Cash at end of period	$4,831	$3,498	$7,095	$15,424

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$591	$1,140	$1,731

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS – (Continued)

(3) Portfolio Assets

     Portfolio Assets are summarized as follows:

		March 31, 2003

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

Non-performing Portfolio Assets	$—	$49,002	$126,965	$175,967
Performing Portfolio Assets	—	18,519	57,819	76,338
Real estate Portfolios	15,278	—	1,128	16,406

Total Portfolio Assets	15,278	67,521	185,912	268,711
Discount required to reflect Portfolio Assets at carrying value	—	(38,637)	(95,902)	(134,539)

Portfolio Assets, net	$15,278	$28,884	$90,010	$134,172

		December 31, 2002

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

Non-performing Portfolio Assets	$—	$60,386	$141,468	$201,854
Performing Portfolio Assets	—	20,404	59,461	79,865
Real estate Portfolios	15,182	—	1,129	16,311

Total Portfolio Assets	15,182	80,790	202,058	298,030
Discount required to reflect Portfolio Assets at carrying value	—	(48,449)	(101,895)	(150,344)

Portfolio Assets, net	$15,182	$32,341	$100,163	$147,686

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

(4)  Interest Related to Residual Interest in Trust Certificates

     Residual certificates held by the Partnerships to which the Partnerships receives all the economic benefits and risks consist of retained interests in the amount of $7,234 and $7,883 at March 31, 2003 and December 31, 2002, respectively. The Partnerships recognized interest income on these certificates utilizing a yield of 21.29% and 21.75% for the three months ended March 31, 2003 and 2002, respectively.

(5)  Deferred Profit Sharing and Deferred Compensation

     In connection with the formation of FC Properties, an agreement was entered into which provided for potential payments to the project manager based on a percentage of total estimated sales. An equal amount of deferred profit participation and deferred compensation is recorded based on such estimates with the deferred profit participation being amortized into expense in proportion to actual sales realized. No profit participation was paid until the limited partners recognized a 20% return on their investment. This return threshold was met in 2001. At March 31, 2003 and December 31, 2002, the estimated liability for this profit participation was $22,962 and $21,706, respectively, and was included in deferred compensation in the accompanying combined balance sheets. Additionally, amortization of $0 and $462 was recognized during the three months ended March 31, 2003 and 2002, respectively, and has been included in general, administrative and operating expenses in the accompanying combined statements of operations.

(6) Transactions with Affiliates

     Under the terms of the various servicing agreements between the Partnerships and FirstCity, FirstCity receives a servicing fee based on proceeds from resolution of the Portfolio Assets for processing transactions on the Portfolio Assets and for conducting settlement, collection and other resolution activities. Included in the accompanying combined statements of operations is $657 and $813 in servicing fees incurred by the Partnerships during the three months ended March 31, 2003 and 2002, respectively.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS – (Continued)

(7) Preferred Equity

     In 1999, CFSC Capital Corp. XXX contributed $3,556 as preferred equity in Community Development Investment, LLC. The preferred equity agreement requires interest to be paid at a rate equal to the London Interbank Offering Rate (1.31% at March 31, 2003) plus 5%. Interest in the amount of $11 and $11 has been accrued at March 31, 2003 and December 31, 2002, respectively. Interest expense on the preferred equity total $68 and $80 during the three months ended March 31, 2003 and 2002, respectively. This interest expense is included in interest and fees on notes payable — affiliates in the accompanying combined statements of operations.

(8) Commitments and Contingencies

     Calibat Fund, LLC has committed to make additional investments in partnerships up to $60 at March 31, 2003.

     The Partnerships are involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the combined financial condition, results of operations or liquidity of the Partnerships.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     FirstCity is a financial services company engaged in the acquisition and resolution of portfolios of assets or single assets (collectively referred to as “Portfolio Assets”). The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such portfolios in an effort to maximize the present value of the ultimate cash recoveries. FirstCity also has an equity investment in Drive Financial Services LP (“Drive”), which is engaged in the acquisition, origination, warehousing, securitization and servicing of sub-prime automobile receivables.

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

     The Company reported a loss from continuing operations for the quarter ended March 31, 2003 of $19,000. After recording accrued and unpaid dividends on the New Preferred Stock, net loss to common stockholders was $85,000 or $.01 per share on a basic and diluted basis.

	Three Months Ended
	March 31,

	2003	2002

Portfolio Asset Acquisition and Resolution	$1,777	$2,331
Consumer	576	(1,081)
Corporate interest	(1,172)	(822)
Corporate overhead	(1,200)	(1,262)

Loss from continuing operations	(19)	(834)
Accrued preferred dividends	(66)	(642)
Loss from discontinued operations	—	(500)

Net loss to common shareholders	$(85)	$(1,976)

Results of Operations

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

First Quarter 2003 Compared to First Quarter 2002

     The Company reported a loss from continuing operations of $19,000 in the first quarter of 2003. Net loss to common stockholders was $85,000 in the first quarter of 2003 compared to $2.0 million (including a $.5 million loss from discontinued operations) in the first quarter of 2002. On a per share basis, basic and diluted net loss attributable to common stockholders was $.01 in the first quarter of 2003 compared to a loss of $.24 in the first quarter of 2002.

Portfolio Asset Acquisition and Resolution

     The operating contribution of $1.8 million in the first quarter of 2003 decreased by $.6 million or 24% compared with the first quarter of 2002 primarily due to increased equity losses in Acquisition Partnerships located in Mexico. FirstCity did not purchase any Portfolio Assets during the first quarter of 2003 compared to $24.5 million in acquisitions in the first quarter of 2002.

     Servicing fee revenues. Servicing fee revenues increased by 58% to $3.5 million in the first quarter of 2003 from $2.2 million in the first quarter of 2002. Service fees from the Mexican partnerships increased $1.0 million or 77% with increased servicing responsibilities in Mexico. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. Although collections in the U.S. declined to $24 million in the first quarter of 2003 compared to $32 million in the first quarter of 2002, service fees from domestic Acquisition Partnerships increased from $.8 million to $1.0 million, respectively. This increase resulted from an increase in average servicing rates.

     Gain on resolution of Portfolio Assets. The net gain on resolution of Portfolio Assets increased from $.2 million in the first quarter of 2002 to $.7 million in the first quarter of 2003. The weighted average gross profit percentage on the resolution of Portfolio Assets in the first quarter of 2003 was 23% as compared to 34% in the first quarter of 2002. This decrease was primarily due to one Portfolio generating proceeds of $2.2 million and a net gain of $.4 million or 18% during 2003.

     Equity in earnings of investments. Equity in earnings of Acquisition Partnerships decreased 58% to $1.0 million in the first quarter of 2003 compared to $2.4 million in the first quarter of 2002. The Acquisition Partnerships reflected a net loss of $21.0 million in the first quarter of 2003 compared to net earnings of $8.3 million in the first quarter of 2002. Following is a discussion of equity earnings by geographic region.

•	Domestic — Equity in earnings of domestic Acquisition Partnerships increased 20% to $2.3 million in the first quarter of 2003 from $2.0 million in 2002 primarily due to equity earnings from two partnerships that began operations after the first quarter of 2002.

•	Mexico — Equity in losses of Mexican Acquisition Partnerships were $2.1 million in the first quarter of 2003 compared to $17 thousand in 2002. These partnerships reflected a net loss of $31.5 million in the first quarter of 2003 compared to a $1.4 million loss in 2002. Approximately $23 million of these losses are due to foreign exchange losses recognized by the partnerships as the Mexican peso fell to historical lows during the first quarter of 2003 (FirstCity's portion of these losses was $1.5 million). In addition, $12 million of interest expense was recorded in the first quarter of 2003. This interest is owed to the investors of these partnerships, of which FirstCity has recorded $.9 million as interest income. Excluding effects of foreign currency transactions and interest expense, these partnerships reflected adjusted net earnings of $3.9 million in the first quarter of 2003 compared to $7.3 million in 2002, which is primarily due to the Mexican partnerships receiving $2.7 million or 14% less collections in the first quarter of 2003 compared to 2002.

•	France — Equity in earnings of Acquisition Partnerships located in France increased 58% to $.7 million in the first quarter of 2003 from $.5 million in 2002. This increase is principally due to the addition of five French Partnerships during 2002, which accounted for $.5 million in equity in earnings in 2003. In addition, during the second quarter of 2002, the Company sold its investment in eight French Acquisition Partnerships, which accounted for $.2 million in equity in earnings in the first quarter of 2002. During the first quarter of 2003, FirstCity also recorded $.2 million in foreign currency transactions gains (included in other expenses) relating to investments in France as the euro relative to the dollar appreciated from 1.05 at December 31, 2002 to 1.08 at March 31, 2003.

     Interest income. Interest income decreased from $1.3 million in the first quarter of 2002 to $1.1 million in the first quarter of 2003 due to average balances in Portfolio Assets and loans receivable decreasing to $24.9 million in the first quarter of 2003 from $34.1 million in the first quarter of 2002.

     Expenses. Operating expenses increased $.5 million or 11%, primarily as a result of increased salaries and benefits.

     Interest and fees on notes payable was flat from period to period. The average debt for the quarter decreased to $26.8 million in the first quarter of 2003 from $38.0 million in the first quarter of 2002. However, the average cost of borrowing increased from 7.64% in the first quarter of 2002 to 10.24% in the first quarter of 2003.

     Salaries and benefits increased $.8 million, or 42%, due to increased servicing personnel in Mexico. Total personnel within the Portfolio Asset acquisition and resolution segment increased from 151 to 219 at March 31, 2002 and 2003, respectively, with the personnel in Mexico increasing from 82 to 143. FirstCity also recorded additional servicing fee revenues with the increased servicing responsibilities in Mexico.

     The provision for loan and impairment losses was minimal from period to period.

     Impairment on performing Portfolio Assets is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans’ risk adjusted rates, which approximates the effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. Impairment on nonperforming Portfolios is evaluated by analyzing the expected future cash flows from the underlying assets within each Portfolio. The expected future cash flows are reviewed monthly and adjusted as deemed necessary. Changes in various factors including, but not limited to, economic conditions, deterioration of collateral values, deterioration in the borrower’s financial condition and other conditions described in the risk factors discussed later in this document, could have a negative impact on the estimated future cash flows of the Portfolio. Significant decreases in estimated future cash flows can reduce a Portfolio’s present value to below the Company’s carrying value of that Portfolio, causing impairment.

     For real estate Portfolios, the evaluation of impairment is determined quarterly based on the review of the estimated future cash receipts less estimated costs to sell, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified.

     There were no provisions recorded on loans receivable from Acquisition Partnerships during the first quarter of 2003 and 2002. The loans receivable from the Mexican partnerships are secured by the assets/loans acquired by the Mexican partnerships with purchase money loans provided by affiliates of the investors in the Mexican partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.

     Occupancy, data processing, communication and other expenses were flat from period to period.

     Minority interest expense was $.3 million in the first quarter of 2002. In December 2002, FirstCity acquired the minority interest in FirstCity Holdings as part of a recapitalization.

Consumer Lending

     FirstCity’s consumer lending segment consists of the Company’s net investment in Drive. The operating contribution for the first quarter of 2003 was $.6 million compared to an operating loss of $1.1 million during the first quarter of 2002. Drive recorded net income of $2.5 million in the first quarter of 2003 compared to a loss of $3.5 million in the first quarter of 2002. Drive’s inventory of retail installments contracts have grown from $159 million at March 31, 2002 to $443 million at March 31, 2003. Consequently, net interest margin after provision for credit losses and impairments at Drive rose from $7.6 million to $17.7 million during the first quarter of 2002 and 2003, respectively.

Other Items Affecting Operations

     The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.

     Corporate overhead. Company level interest expense increased by 43% to $1.2 million in the first quarter of 2003 from $.8 million in the first quarter of 2002 due to increased effective interest costs. Other corporate overhead expenses were flat from year to year.

     Income taxes. Provision for income taxes was $.1 million in the first quarter of 2003 and related to state income taxes on FirstCity’s servicing operations in Minnesota, which began in April 2002. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the first quarters of 2003 and 2002.

     Discontinued Operations. The Company recorded a provision of $.5 million in 2002 for additional losses from discontinued operations. The additional provisions primarily relate to a decrease in the estimated future gross cash receipts on residual interests in securitizations. These securities are in “run-off,” and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. The decrease in the estimated future gross cash receipts is partially a result of the actual losses exceeding the losses projected by the valuation model. In addition, prepayment assumptions have increased to take into consideration the lower market rates and higher than predicted actual prepayments over the past quarter. As the securities “run off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

Portfolio Asset Acquisition and Resolution

     Aggregate acquisitions by the Company are as follows (dollars in thousands):

	Purchase	FirstCity
	Price	Investment

First quarter 2003	$—	$—
Total 2002	171,769	16,717
Total 2001	224,927	24,319
Total 2000	394,927	22,140
Total 1999	210,799	11,203

     The following table presents selected information regarding the revenues and expenses of the Company’s Portfolio Asset acquisition and resolution business:

Analysis of Selected Revenues and Expenses
Portfolio Asset Acquisition and Resolution

	Three Months Ended
	March 31,

	2003	2002

Income from Portfolio Assets and Loans Receivable:
Average investment in Portfolio Assets and loans receivable:
Domestic	$9,558	$14,656
Mexico	15,354	19,406

Total	$24,912	$34,062

Income from Portfolio Assets and loans receivable:
Domestic	$913	$535
Mexico	878	986

Total	$1,791	$1,521

Average return (annualized):
Domestic	38.2%	14.6%
Mexico	22.9%	20.3%
Total	28.8%	17.9%
Servicing fee revenues:
Domestic partnerships:
$ Collected	$24,051	$31,824
Servicing fee revenue	1,041	817
Average servicing fee %	4.3%	2.6%
Mexico partnerships:
$ Collected	$16,512	$19,194
Servicing fee revenue	2,395	1,353
Average servicing fee %	14.5%	7.0%
Incentive service fees	$71	$52
Total Service Fees:
$ Collected	$40,563	$51,018
Servicing fee revenue	3,507	2,222
Average servicing fee %	8.6%	4.4%
Personnel:
Personnel expenses	$2,842	$2,001
Number of personnel (at period end):
Production	25	23
Servicing	194	128
Interest expense:
Average debt	$26,788	$37,994
Interest expense	686	726
Average cost (annualized)	10.24%	7.64%

     The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships:

Analysis of Selected Revenues and Expenses
Acquisition Partnerships

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Gain on resolution of Portfolio Assets	$20,989	$18,776
Gross profit percentage on resolution of Portfolio Assets	36.5%	44.3%
Interest income	$2,145	$5,076
Other income	515	612
Interest expense(1):
Interest expense	$14,486	$17,175
Average cost (annualized)	14.2%	15.4%
Other expenses:
Service fees	4,474	3,584
Other operating costs	3,641	3,024
Foreign currency loss (gain)	22,988	(6,060)
Income taxes	(902)	(1,579)

Total other expenses	30,201	(1,031)

Net earnings (loss)	$(21,038)	$8,320

Equity in earnings of Acquisition Partnerships	$1,014	$2,401
Equity in earnings of Servicing Entities	216	419

	$1,230	$2,820

(1)	Interest expense includes interest on loans to the Acquisition Partnerships located in Mexico from affiliates of the investor groups. The rates on these loans range from 19% to 20%. The average cost on debt excluding the Mexican Acquisition Partnerships was 5.6% and 5.9% for the three months ended March 31, 2003 and 2002, respectively.

Consumer Lending

     The following table presents selected information regarding consumer lending:

Analysis of Selected Data
Consumer Lending

	Three Months Ended
	March 31,

	2003	2002

Retail installment contracts acquired	$126,118	$113,401
Origination characteristics:
Face value to wholesale value	98.86%	101.27%
Weighted average coupon	20.91%	20.97%
Purchase discount (% of face value)	17.08%	15.75%
Servicing portfolio
Owned	$163,473	$183,682
Securitized	559,983	416,132

Total	$723,456	$599,814

Owned — number of contracts	14,570	15,204
Securitized — number of contracts	52,233	37,739

Total number of contracts	66,803	52,943

Defaults (% of original loan balance at time of default)	21.03%	17.49%
Net losses on defaults after recovery	10.83%	8.19%
Delinquencies (% of total serviced portfolio)	4.66%	4.87%

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

     In December 2002, FirstCity completed a recapitalization in which holders of New Preferred Stock exchanged 1,092,210 shares of New Preferred Stock for 2,417,388 shares of common stock and $10.5 million in cash. As a result, common equity was increased by $18.9 million. During the first quarter of 2003, 4,400 shares of New Preferred Stock were redeemed for 8,200 shares of common stock and $50,000 in cash. FirstCity also recorded a $4 million gain from the release of its guaranty of Drive’s indebtedness to BoS(USA). BoS(USA)’s warrant to purchase 1,975,000 shares of non-voting common stock was cancelled. FirstCity also acquired the minority interest in FirstCity Holdings held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom are Senior Vice Presidents of FirstCity, by issuing 400,000 shares of common stock of the Company and a note payable, to be periodically redeemed by the Company for an aggregate of up to $3.2 million in accordance with certain cash collections from servicing income from Portfolio asset acquisitions in Mexico.

     As a part of the recapitalization, BoS(USA) provided a non-recourse loan in the amount of $16 million to FirstCity which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity’s debt to the Senior Lenders. The $16 million loan is secured by a 20% interest in Drive (64.51% of FirstCity’s remaining 31% interest in Drive) and other assets of Consumer Corp. In connection with the $16 million loan, FirstCity is obligated to pay an arrangement fee to BoS(USA) equal to 20% of all amounts received by FirstCity in excess of $16 million from any sale or other disposition of FirstCity’s 20% interest in Drive and all dividends and other distributions paid by Drive or its general partner on FirstCity’s 20% interest in Drive. Management of the Company believes the value of FirstCity’s 20% ownership interest of Drive does not exceed $16 million as of March 31, 2003.

     In connection with the recapitalization, FirstCity and the Senior Lenders entered into a loan agreement that refinanced the Company’s existing debt with the Senior Lenders ($47 million outstanding at March 31, 2003). The Senior Lenders also provided new financing to FirstCity, with a total commitment of up to $59 million, consisting of (a) a $5 million revolving credit loan ($.5 million outstanding at March 31, 2003) and (b) an acquisition term loan in an amount up to $54 million (unfunded at March 31, 2003). The aggregate amount of outstanding loans under the total commitment by the Senior Lenders for the refinancing and the new financing at any time may not exceed $77 million.

     BoS(USA) has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock.

     Currently, the Company has approximately 126,291 shares of New Preferred Stock outstanding with accrued and unpaid dividends of approximately $1.0 million. The Company’s loan agreement with the Senior Lenders restricts the payment of dividends on these shares until it is repaid in full. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on shares of New Preferred Stock will be paid in the foreseeable future.

     FirstCity has a $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates and matures in March 2005. At March 31, 2003, approximately $21 million was outstanding under this facility.

     Drive has a warehouse line of credit with BoS(USA), which provides borrowings up to $250 million (increased from $200 million in February 2003). Drive’s obligation under this arrangement at March 31, 2003 was $137 million. The debt is secured by Drive’s retail installment contracts and has been extended to February 2004.

     Drive also has a warehouse line of credit agreement with Variable Funding Capital Corporation, a subsidiary of First Union National Bank, which provides borrowings up to $100 million. Drive’s obligation under the arrangement at March 31, 2003 was zero. The debt will be secured by Drive’s retail installment contracts and terminates September 2003.

     The Company and each of its major operating subsidiaries have entered into one or more credit facilities to finance their respective operations. Each of the operating subsidiary credit facilities is nonrecourse to the Company. The Company has agreed to indemnify BoS(USA) for up to 31% of losses, which might arise as a result of agreements BoS(USA) executed as a sponsor in connection with the securitizations completed by Drive. The Company also agreed to provide support in connection with securitizations by Consumer Corp. and Drive prior to the acquisition by BoS(USA) of the interest in Drive in August 2000. Management of the Company currently does not believe it is likely that FirstCity will be required to make payments on these indemnification agreements.

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships and the term and warehouse facilities of Drive, as of March 31, 2003, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $131 million and outstanding borrowings of $90 million.

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

     The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of May 8, 2003 and the outstanding borrowings under such facilities as of March 31, 2003.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	May 8,	March 31,		Other Terms
	2003	2003	Interest Rate	and Conditions

			(Dollars in millions)
FirstCity
Company Senior Facility:
Revolving Line of Credit	$5	$1	LIBOR + 2.75%	Secured by the assets of the Company, matures December 2003
Portfolio Acquisition
Loan (Term)	24	—	LIBOR + 2.75%	Secured by the assets of the Company, matures November 2006
Tranche I (Term)	35	35	Prime + 2.5%	Secured by the assets of the Company, matures December 2006
Tranche II (Term)	12	12	Fixed at 8.77%	Secured by the assets of the Company, matures December 2007
Term credit facility	2	2	LIBOR + 5.0%	Secured by ownership interests in certain Acquisition partnerships Matures June 2003
Commercial Corp.
Acquisition term facility	1	1	LIBOR + 5.0%	Secured by existing Portfolio Assets, matures June 2003
Term facility	—	1	Fixed at 10.0%	Secured by Portfolio Assets, paid-off in May 2003
Equity investment facility	35	21	Maximum of Fixed at 8.5% or LIBOR + 4.5%	Acquisition facility for the investment in future Acquisition partnerships, Matures March 2005
Unsecured loans	1	1	Fixed at 4.5% to 7.0%
Consumer Corp.
Term loan	16	16	LIBOR + 1.0%	Secured by equity interest in Drive, matures December 2007, Non-recourse

Total	$131	$90

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	May 8,	March 31,		Other Terms
	2003	2003	Interest Rate	and Conditions

Unconsolidated Acquisition Partnerships term Facilities(1)	$135	$135	Various rates	Secured by Portfolio Assets, various Maturities

Unconsolidated Drive
Warehouse Facility	$250	$137	LIBOR + 1%; Prime — 1.5%	Secured by warehouse inventory, matures February 2004
Warehouse Facility	100	—	Rate based on Commercial paper rates combined with Certain facility fees	Secured by warehouse inventory, matures September 2003
Bonds payable	308	308	Fixed at 1.33% To 4.09%	Secured by retail installment Contracts, various maturities Through September 2008
Subordinate capital Facility	65	54	Fixed at 16%	Secured by all assets of Drive, matures February 2006
Term Facility	12	12	LIBOR + 1%;	Secured by residual interests, matures August 2003

	$735	$511

(1)	In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Mexican Acquisition Partnerships also have term debt of approximately $266 million outstanding as of March 31, 2003 owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $14 million as Loans Receivable on the Consolidated Balance Sheets.

Forward-Looking Statements

     Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company’s strategic objectives and future performance, which are not historical facts, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, the performance of the Company's subsidiaries and affiliates; the availability of Portfolio Assets; assumptions underlying Portfolio asset performance; risks associated with foreign operations; currency exchange rate fluctuations; interest rate risk; the degree to which the Company is leveraged; FirstCity's continued need for financing; availability of the Company's credit facilities; the impact of certain covenants in loan agreements of FirstCity and its subsidiaries; risks of declining value of loans, collateral or assets; the ability of the Company to utilize NOLs; uncertainties of any litigation that might arise from discontinued operations; general economic conditions; foreign social and economic conditions; changes (legislative and otherwise) in the asset securitization industry; fluctuations in residential and commercial real estate values; capital market conditions, including the markets for asset backed securities; factors more fully discussed and identified in the Company’s Annual Report on Form 10-K, filed April 15, 2003 (including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as in other Securities and Exchange Commission filings of the Company. Many of these factors are beyond the Company’s control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

     The Company’s equity investment in Drive is materially impacted by net interest margins and the ability to securitize the loans Drive originates. During 2002, Drive elected not to use gain on sale treatment when assets were securitized. Instead, Drive pursued a strategy to grow the balance sheet and record interest income from loans and interest expense on the related debt as incurred to build an earnings stream over time. Demand from potential investors in Drive’s securitizations is affected by the perception of credit quality and prepayment risk associated with the loans Drive originates and securitizes. The timing and size and interest rates of the bonds issued as a part of the securitizations could also have a material effect on the net income of Drive. Interest rates offered to customers also affect prices paid for loans. These rates are determined by review of competitors’ rate offerings to the public and current prices being paid to Drive for the products. Drive does not hedge these price risks.

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

     In summary, the Company would be negatively impacted by rising interest rates and declining prices of its sub-prime loans. Rising interest rates would negatively impact the value of residual interests in securitizations currently held and costs of borrowings under the warehouse lines and new secured financings. Declining prices of the Company’s sub-prime loans would adversely affect the levels of gains achieved in the event Drive elects to sell those loans. The Company has not entered into any instruments to minimize this market risk of adverse changes in interest rates or declining prices. There have been no material changes in the quantitative and qualitative risks of the Company since December 31, 2002.

     The Company currently has investments in Mexico and France. In France, the Company’s investments are in the form of equity and represent a significant portion of the Company’s total equity investments. As of March 31, 2003, one U.S. dollar equaled .93 Euros as compared to .95 at December 31, 2002. A sharp change of the Euro relative to the U.S. dollar could materially adversely affect the consolidated financial position and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates.

     In Mexico, approximately 95% of the Company’s investments in Mexico are made through U.S. dollar denominated loans to the Partnerships located in Mexico. The remaining investment is in the form of equity in these same Partnerships. The loans receivable are required to be repaid in U.S. dollars. Although the U.S. dollar balance of these loans will not change due to a change in the Mexican peso, the future estimated cash flows of the underlying assets in Mexico could become less valuable as a result of a change in the exchange rate for the Mexican peso, and thus could affect the overall total returns to the Company on these investments. As of March 31, 2003, one U.S. dollar equaled 10.77 Mexican pesos as compared to 10.31 at December 31, 2002.

Item 4. Controls and Procedures

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective as of that date.

     The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

     FirstCity was not involved in any material legal proceedings as of March 31, 2003.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     In the first quarter of 1999, dividends on the Company’s adjusting rate preferred stock were suspended. At March 31, 2003, accumulated dividends in arrears on such preferred stock totaled $1.0 million, or $7.87 per share.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Exhibit
Number		Description of Exhibit

2.1	—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

2.2	—	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

4.1	—	Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

9.1	—	Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

10.1	—	Note Agreement, dated as of June 6, 1997, among Bosque Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque Investment Realty Partners, L.P. and Bankers Trust Company of California, N.A. (incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.2	—	Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998)

Exhibit
Number		Description of Exhibit

10.3	—	First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).

10.4	—	Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.34 of the Company’s Form 10-Q dated August 16, 1999, filed with the Commission on August 16, 1999).

10.5	—	Amended and Restated Loan Agreement, dated December 20, 1999, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 22, 1999, filed with the Commission on December 28, 1999).

10.6	—	Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein by reference to Exhibit 10.40 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.7	—	Contribution and Assumption Agreement by and between Consumer Corp. and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.41 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.8	—	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.9	—	Second Amendment to Amended and Restated Loan Agreement, dated December 20, 1999, by and among the Company, as borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.10	—	Receivables Financing Agreement, dated August 18, 2000, among Drive BOS LP, Drive Financial Services LP, each Lender, IFA Inc. and Wells Fargo Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.44 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.11	—	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

Exhibit
Number		Description of Exhibit

10.12	—	Second Amendment, dated as of February 16, 2001, to the Receivables Financing Agreement, dated as of August 18, 2000, among Drive BOS LP, Drive Financial Services LP the Lenders party thereto, IPA Incorporated and Wells Fargo Bank Minnesota, NA (incorporated herein by reference to Exhibit 10.46 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.13	—	Subordinate Capital Loan Agreement, dated as of February 16, 2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and IFA Incorporated (incorporated herein by reference to Exhibit 10.47 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.14	—	Amended and Restated Amendment #4 (Option and Option Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 18, 2002, filed with the Commission on January 18, 2002).

10.15	—	Letter Agreement, dated November 26, 2002, between FirstCity Consumer Lending Corporation and The Governor and Company of the Bank of Scotland, including Form of Promissory Note to be executed by FirstCity Consumer Lending Corporation, payable to The Governor and Company of the Bank of Scotland. (incorporated herein by reference to Exhibit 99(d)(5) of the Company’s Form SC TO-I/A dated November 27, 2002, filed with the Commission on November 27, 2002).

10.16	—	Amended and Restated Loan Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent. (incorporated herein by reference to Exhibit 10.16 of the Company’s Form 10-K dated March 28, 2003, filed with the Commission on April 15, 2003).

10.17	—	Term Loan and Revolving Credit Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent. (incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-K dated March 28, 2003, filed with the Commission on April 15, 2003).

99.1	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

     No report on Form 8-K was filed by the Registrant with the Securities and Exchange Commission during the quarterly period ended March 31, 2003.

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

Dated: May 15, 2003

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

Dated: May 15, 2003

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

By:	/s/ J. BRYAN BAKER J. Bryan Baker Principal Financial Officer

Dated: May 15, 2003

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibit

2.1	—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

2.2	—	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

4.1	—	Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

9.1	—	Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

10.1	—	Note Agreement, dated as of June 6, 1997, among Bosque Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque Investment Realty Partners, L.P. and Bankers Trust Company of California, N.A. (incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.2	—	Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998)

10.3	—	First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).

Exhibit
Number		Description of Exhibit

10.4	—	Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.34 of the Company’s Form 10-Q dated August 16, 1999, filed with the Commission on August 16, 1999).

10.5	—	Amended and Restated Loan Agreement, dated December 20, 1999, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 22, 1999, filed with the Commission on December 28, 1999).

10.6	—	Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein by reference to Exhibit 10.40 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.7	—	Contribution and Assumption Agreement by and between Consumer Corp. and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.41 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.8	—	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.9	—	Second Amendment to Amended and Restated Loan Agreement, dated December 20, 1999, by and among the Company, as borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.10	—	Receivables Financing Agreement, dated August 18, 2000 among Drive BOS LP, Drive Financial Services LP, each Lender, IFA Inc. and Wells Fargo Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.44 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.11	—	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.12	—	Second Amendment, dated as of February 16, 2001, to the Receivables Financing Agreement, dated as of August 18, 2000, among Drive BOS LP, Drive Financial Services LP the Lenders party thereto, IPA Incorporated and Wells Fargo Bank Minnesota, NA (incorporated herein by reference to Exhibit 10.46 of the Company’s Form 10-K dated April 13, 2001, filed

Exhibit
Number		Description of Exhibit

with the Commission on April 13, 2001).

10.13	—	Subordinate Capital Loan Agreement, dated as of February 16, 2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and IFA Incorporated (incorporated herein by reference to Exhibit 10.47 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.14	—	Amended and Restated Amendment #4 (Option and Option Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 18, 2002, filed with the Commission on January 18, 2002).

10.15	—	Letter Agreement, dated November 26, 2002, between FirstCity Consumer Lending Corporation and The Governor and Company of the Bank of Scotland, including Form of Promissory Note to be executed by FirstCity Consumer Lending Corporation, payable to The Governor and Company of the Bank of Scotland. (incorporated herein by reference to Exhibit 99(d)(5) of the Company’s Form SC TO-I/A dated November 27, 2002, filed with the Commission on November 27, 2002).

10.16	—	Amended and Restated Loan Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent. (incorporated herein by reference to Exhibit 10.16 of the Company’s Form 10-K dated March 28, 2003, filed with the Commission on April 15, 2003).

10.17	—	Term Loan and Revolving Credit Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent. (incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-K dated March 28, 2003, filed with the Commission on April 15, 2003).

99.1	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.