Form 10-Q
period 2003-06-30
FIRSTCITY FINANCIAL CORP
filed 2003-08-14
CIK 828678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003 or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

     The number of shares of common stock, par value $.01 per share, outstanding at August 14, 2003 was 11,204,444.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$3,995	$4,118
Portfolio Assets, net	5,918	9,820
Loans receivable from Acquisition Partnerships held for investment	21,126	17,700
Equity investments	63,924	58,342
Deferred tax benefit, net	20,101	20,101
Service fees receivable from affiliates	2,631	2,235
Other assets, net	6,318	6,376
Net assets of discontinued operations	7,696	7,764

Total Assets	$131,709	$126,456

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable to affiliates	$95,542	$95,560
Notes payable — other	2,685	1,113
Minority interest	3,397	4,052
Other liabilities	3,797	3,274

Total Liabilities	105,421	103,999
Commitments and contingencies (Note 10)
Redeemable preferred stock:

Adjusting rate preferred stock, including accumulated dividends in arrears of $1,061 and $960, respectively (par value $.01; redemption value of $21 per share; 2,000,000 shares authorized; shares issued and outstanding:

126,291 and 130,691, respectively)	3,713	3,705
Shareholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued and outstanding: 11,204,444 and 11,195,076, respectively)	112	112
Paid in capital	99,011	98,934
Accumulated deficit	(79,312)	(82,977)
Accumulated other comprehensive income	2,764	2,683

Total Shareholders’ Equity	22,575	18,752

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$131,709	$126,456

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Servicing fees from affiliates	$4,086	$4,170	$7,593	$6,392
Gain on resolution of Portfolio Assets	272	456	967	700
Equity in earnings of investments	6,933	3,939	9,024	5,414
Interest income from affiliates	911	1,081	1,826	2,101
Interest income — other	157	276	345	561
Gain on sale of interest in equity investments	—	1,779	—	1,779
Other income	254	936	616	1,176

Total revenues	12,613	12,637	20,371	18,123
Expenses:
Interest and fees on notes payable to affiliates	1,804	1,531	3,695	2,936
Interest and fees on notes payable — other	52	94	114	237
Salaries and benefits	4,098	3,425	7,594	6,160
Provision for loan and impairment losses	(56)	22	(22)	121
Occupancy, data processing, communication and other	1,736	2,460	3,730	4,370

Total expenses	7,634	7,532	15,111	13,824
Earnings from continuing operations before income taxes and minority interest	4,979	5,105	5,260	4,299
(Provision) benefit for income taxes	(133)	6	(254)	(7)

Earnings from continuing operations before minority interest	4,846	5,111	5,006	4,292
Minority interest	(609)	(909)	(788)	(924)

Earnings from continuing operations	4,237	4,202	4,218	3,368
Loss from discontinued operations	(420)	(1,500)	(420)	(2,000)

Net earnings	3,817	2,702	3,798	1,368
Accumulated preferred dividends in arrears	(67)	(642)	(133)	(1,284)

Net earnings to common shareholders	$3,750	$2,060	$3,665	$84

Basic and diluted earnings per common share are as follows:
Earnings from continuing operations	$0.37	$0.43	$0.37	$0.25
Discontinued operations	(0.04)	(0.18)	(0.04)	(0.24)
Net earnings to common shareholders	$0.33	$0.25	$0.33	$0.01
Weighted average common shares outstanding	11,204	8,376	11,203	8,376

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

					Accumulated
	Number of				Other	Total
	Common	Common	Paid in	Accumulated	Comprehensive	Shareholders'
	Shares	Stock	Capital	Deficit	Income	Equity

Balances, December 31, 2001	8,376,500	$84	$79,645	$(76,728)	$876	$3,877
Issuance of common stock in exchange for redeemable preferred stock	2,417,388	24	18,891	—	—	18,915
Issuance of common stock to acquire minority interest in subsidiary	400,000	4	396	—	—	400
Issuance of shares through employee stock purchase plan	1,188	—	2	—	—	2
Comprehensive loss:
Net loss for 2002	—	—	—	(3,771)	—	(3,771)
Foreign currency items	—	—	—	—	1,782	1,782
Unrealized net gain on securitization	—	—	—	—	25	25

Total comprehensive loss						(1,964)

Preferred dividends	—	—	—	(2,478)	—	(2,478)

Balances, December 31, 2002	11,195,076	112	98,934	(82,977)	2,683	18,752
Issuance of common stock in exchange for redeemable preferred stock	8,200	—	75	—	—	75
Issuance of shares through employee stock purchase plan	1,168	—	2	—	—	2
Comprehensive income:
Net earnings for the first six months of 2003	—	—	—	3,798	—	3,798
Foreign currency items	—	—	—	—	778	778
Unrealized net loss on securitization	—	—	—	—	(697)	(697)

Total comprehensive income						3,879

Preferred dividends	—	—	—	(133)	—	(133)

Balances, June 30, 2003	11,204,444	$112	$99,011	$(79,312)	$2,764	$22,575

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$3,798	$1,368
Adjustments to reconcile net earnings to net cash used in operating activities:
Loss from discontinued operations	420	2,000
Proceeds from resolution of Portfolio Assets	4,496	2,390
Gain on resolution of Portfolio Assets	(967)	(700)
Purchase of Portfolio Assets and advances on loans receivable, net	(5,172)	(4,019)
Provision for loan and impairment losses	(22)	121
Equity in earnings of investments	(9,024)	(5,414)
Proceeds from performing Portfolio Assets and loans receivable, net	1,799	2,895
Capitalized interest and costs on Portfolio Assets and loans receivable	(126)	(79)
Depreciation and amortization	393	354
Increase in other assets	(1,323)	(7,555)
Gain on sale of interest in equity investments	—	(1,779)
Gain on early extinguishment of debt	—	(691)
Increase in other liabilities	1,082	3,232

Net cash used in operating activities	(4,646)	(7,877)

Cash flows from investing activities:
Purchase of minority interest by consolidated subsidiary	(1,399)	—
Proceeds from sale of interest in equity investment	—	3,373
Property and equipment, net	(625)	(274)
Contributions to Acquisition Partnerships and Servicing Entities	(7,275)	(5,143)
Distributions from Acquisition Partnerships and Servicing Entities	12,778	12,887

Net cash provided by investing activities	3,479	10,843

Cash flows from financing activities:
Borrowings under notes payable to affiliates	13,459	14,720
Borrowings under notes payable — other	2,720	—
Payments of notes payable to affiliates	(13,587)	(11,835)
Payments of notes payable — other	(1,148)	(4,078)
Payments for tender of redeemable preferred stock	(50)	—
Proceeds from issuance of common stock	2	—

Net cash provided by (used in) financing activities	1,396	(1,193)

Net cash provided by (used in) continuing operations	(229)	1,773
Net cash used in discontinued operations	(352)	(518)

Net increase (decrease) in cash and cash equivalents	$(123)	$1,255
Cash and cash equivalents, beginning of period	4,118	5,583

Cash and cash equivalents, end of period	$3,995	$6,838

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,198	$2,787
Income taxes	254	28
Non-cash financing activities:
Dividends accumulated and not paid on preferred stock	133	1,284
Balance of redeemable preferred stock and associated dividends relinquished in recapitalization transaction	75	—

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Dollars in thousands, except per share data)

(1)  Basis of Presentation, Earnings per Common Share and Stock-Based Compensation

     The unaudited consolidated financial statements of FirstCity Financial Corporation (“FirstCity” or the “Company”) reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at June 30, 2003, and the results of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and cash flows for the six-month periods ended June 30, 2003 and 2002.

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

     Basic earnings per common share are computed based on the weighted average of common shares outstanding during the period. Diluted earnings per common share are computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under the Company’s stock option plans and outstanding warrants. For the three months ended June 30, 2003, options for 30,000 shares of common stock were potentially dilutive. However, the diluted earnings per common share computation was the same as basic earnings per common share. The effects of common stock equivalents were antidilutive for the six months ended June 30, 2003 and three months and six months ended June 30, 2002. Therefore, diluted earnings per common share is reported the same as basic earnings per common share.

     At June 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the following table represents the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net earnings to common stockholders, as reported	$3,750	$2,060	$3,665	$84
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34)	(39)	(67)	(80)

Pro forma net earnings to common stockholders	$3,716	$2,021	$3,598	$4

Net earnings per common share:

Basic — as reported	$0.33	$0.25	$0.33	$0.01

Basic — pro forma	$0.33	$0.24	$0.32	$0.00

Diluted — as reported	$0.33	$0.25	$0.33	$0.01

Diluted — pro forma	$0.33	$0.24	$0.32	$0.00

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In December 2002, FirstCity completed a recapitalization in which holders of redeemable preferred stock, par value $.01 per share, (“New Preferred Stock”) exchanged 1,092,210 shares of New Preferred Stock for 2,417,388 shares of common stock and $10.5 million in cash. As a result, common equity was increased by $18.9 million. During the first quarter of 2003, 4,400 shares of New Preferred Stock were redeemed for 8,200 shares of common stock and $50,000 in cash. FirstCity also recorded a $4 million gain in December 2002 from the release of its guaranty of Drive’s indebtedness to BoS(USA), Inc. (“BoS(USA)”). BoS(USA)’s warrant to purchase 1,975,000 shares of non-voting common stock was cancelled. FirstCity also acquired the minority interest in FirstCity Holdings Corporation held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom are Senior Vice Presidents of FirstCity, by issuing 400,000 shares of common stock of the Company and a note payable, to be periodically redeemed by the Company for an aggregate of up to $3.2 million in accordance with certain cash collections from servicing income from Portfolio asset acquisitions in Mexico.

     As a part of the recapitalization, BoS(USA) provided a non-recourse loan in the amount of $16 million to FirstCity which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity’s debt to the Bank of Scotland (together with BoS(USA), the “Senior Lenders”). The $16 million loan is secured by a 20% interest in Drive (64.51% of FirstCity’s remaining 31% interest in Drive) and other assets of Consumer Corp. In connection with the $16 million loan, FirstCity is obligated to pay an arrangement fee to BoS(USA) equal to 20% of all amounts received by FirstCity in excess of $16 million from any sale or other disposition of FirstCity’s 20% interest in Drive and all dividends and other distributions paid by Drive or its general partner on FirstCity’s 20% interest in Drive. Management of the Company believes the value of FirstCity’s 20% ownership interest of Drive does not exceed $16 million as of June 30, 2003.

     In connection with the recapitalization, the Senior Lenders refinanced the remainder of the Company’s debt facilities ($46 million outstanding at June 30, 2003). The Senior Lenders also provided new financing to FirstCity, with a total commitment of up to $59 million, consisting of (a) a $5 million revolving credit loan and (b) an acquisition term loan in an amount up to $54 million ($24 million available at June 30, 2003). The aggregate amount of outstanding loans under the total commitment by the Senior Lenders for the refinancing and the new financing at any time may not exceed $77 million.

     BoS(USA) has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock.

     In the third quarter of 1999, dividends on the Company’s redeemable preferred stock (“New Preferred Stock”) were suspended. At June 30, 2003, accumulated dividends in arrears on New Preferred Stock totaled $1.1 million, or $8.40 per share. Since the Company failed to pay quarterly dividends for six consecutive quarters, the holders of New Preferred Stock are entitled to elect two directors to the Company’s Board until cumulative dividends have been paid in full. Dividends on outstanding shares of New Preferred Stock of FirstCity will be restricted until the Tranche II term loan is paid in full. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on New Preferred Stock will be paid in the foreseeable future.

     The Company has a $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates and matures in March 2005. At June 30, 2003, approximately $25 million was outstanding under this facility.

     Management believes that the BoS(USA) loan facilities along with the liquidity from the Cargill Facility, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

(3) New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, FirstCity must apply the provisions of FIN 46 on July 1, 2003. Based on the new criteria in the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interpretation, FIN 46 also requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the entity will consolidate or disclose information about variable interest entities when FIN 46 becomes effective. Although management is still evaluating the impact of FIN 46, the adoption is not expected to have a material effect. Presently the Company does not believe that any of its equity investments will qualify for consolidation in accordance with FIN 46.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company currently has no derivatives or hedging relationships, and therefore, the adoption of SFAS 149 will have no effect on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. As it relates to FirstCity, on July 1, 2003, the carrying value of the New Preferred Stock was $3.7 million and approximated fair value. Beginning with the third quarter, the New Preferred Stock will be presented as a liability in the Company's consolidated financial statements and any related accretion of discount and dividends will be charged to the consolidated results of operations.

(4) Discontinued Operations

     The Company recorded a provision of $.4 million in the first six months of 2003 and $2.0 million in the first six months of 2002 for additional losses from discontinued operations. The provisions primarily relate to reductions in anticipated future cash flows from securitization trusts due to increased expected prepayments and losses. The net assets from discontinued operations consist of the following:

	June 30,	December 31,
	2003	2002

Estimated future gross cash receipts on residual interests in securitizations	$8,008	$8,764
Accrual for loss on operations and disposal of discontinued operations, net	(312)	(1,000)

Net assets of discontinued operations	$7,696	$7,764

     The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. Although the liquidation or run-off of these investment securities will last longer than one year, the Company is contractually obligated to service the securitized assets. The Company has considered the estimated future gross cash receipts for such investment securities in the computation of the value of such investment securities. The cash flows are collected over a period of time and are valued using prepayment assumptions of 34% to 48% for fixed rate loans and 25% to 44% for variable rate loans. Overall loss rates are estimated from 3% to 11% of collateral.

(5) Portfolio Assets

     Portfolio Assets are summarized as follows:

	June 30,	December 31,
	2003	2002

Non-performing Portfolio Assets	$34,493	$39,241
Performing Portfolio Assets	5,043	7,761
Real estate Portfolios	1,062	1,242

Total Portfolio Assets	40,598	48,244
Adjusted purchase discount required to reflect Portfolio Assets at carrying value	(34,680)	(38,424)

Portfolio Assets, net	$5,918	$9,820

     Portfolio Assets are pledged to secure non-recourse notes payable.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Loans Receivable from Acquisition Partnerships Held for Investment

     Loans receivable from Acquisition Partnerships held for investment consist primarily of loans from certain partnerships located in Mexico and are summarized as follows:

	June 30,	December 31,
	2003	2002

Mexico	$15,747	$16,399
France	4,003	—
Domestic	1,376	1,301

	$21,126	$17,700

     There were no provisions recorded on these loans during the first six months of 2003 and 2002. The loans receivable from the Mexican partnerships are secured by the assets/loans acquired by the Mexican partnerships with purchase money loans provided by affiliates of the investors in the Mexican partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary. Equity method losses, which were recorded to reduce the loans and interest receivable from the Mexican partnerships, were $1.6 million and $1.4 million during the first six months of 2003 and 2002, respectively, in compliance with EITF 98-13.

     At June 2003, the Company has $4.0 million loan receivable from one French Acquisition Partnership. This loan is secured by the assets/loans held by the Partnership and is evaluated for impairment in the same manner as the loans to the Mexican Partnerships described above. The results of this evaluation indicated that the cash flows from the underlying assets will be sufficient to repay the loan and not allowance for impairment was necessary.

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

Condensed Combined Balance Sheets

	June 30,	December 31,
	2003	2002

Assets	$518,089	$585,435

Liabilities	$437,308	$480,713
Net equity	80,781	104,722

	$518,089	$585,435

Equity investment in Acquisition Partnerships	$48,128	$46,029
Equity investment in servicing entities	3,721	3,247

	$51,849	$49,276

Condensed Combined Summary of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Proceeds from resolution of Portfolio Assets	$60,610	$132,272	$118,193	$174,633
Gain on resolution of Portfolio Assets	22,245	33,906	43,234	52,683
Interest income on performing Portfolio Assets	1,983	4,185	4,128	9,262
Net earnings (loss)	17,080	(10,205)	(3,958)	(1,885)

Equity in earnings of Acquisition Partnerships	$4,114	$3,181	$5,128	$5,582
Equity in earnings of servicing entities	103	261	319	680

	$4,217	$3,442	$5,447	$6,262

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

	June 30,	December 31,
	2003	2002

Assets:
Domestic:
WAMCO Partnerships	$154,430	$189,392
MinnTex Investment Partners LP	2,430	3,733
Other	15,729	15,758
Mexico	221,835	246,087
France	123,665	130,465

	$518,089	$585,435

Equity (deficit):
Domestic:
WAMCO Partnerships	$77,977	$80,059
MinnTex Investment Partners LP	2,288	3,569
Other	3,854	3,643
Mexico	(78,057)	(51,567)
France	74,719	69,018

	$80,781	$104,722

Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$30,625	$29,951
MinnTex Investment Partners LP	755	1,178
Other	2,302	2,316
Mexico	1,041	1,108
France	13,405	11,476

	$48,128	$46,029

     Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Domestic:
WAMCO Partnerships	$11,688	$20,062	$18,041	$31,382
MinnTex Investment Partners LP	3,452	1,996	6,708	1,996
Other	31	175	39	411
Mexico	5,131	11,214	12,137	20,747
France	4,420	5,264	11,446	8,639

	$24,722	$38,711	$48,371	$63,175

Net earnings (loss):
Domestic:
WAMCO Partnerships	$6,890	$14,262	$10,256	$21,726
MinnTex Investment Partners LP	3,051	1,196	5,911	1,191
Other	(95)	72	(231)	187
Mexico	4,782	(28,974)	(26,735)	(30,411)
France	2,452	3,239	6,841	5,422

	$17,080	$(10,205)	$(3,958)	$(1,885)

Equity in earnings (loss) of Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$2,251	$4,026	$3,685	$5,874
MinnTex Investment Partners LP	1,007	393	1,950	393
Other	6	125	(24)	235
Mexico	390	(1,897)	(1,670)	(1,914)
France	460	534	1,187	994

	$4,114	$3,181	$5,128	$5,582

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     FirstCity also has an investment in Drive that is accounted for under the equity method. The condensed consolidated financial position and results of operations of Drive are summarized below:

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2003	2002

Cash	$19,857	$14,337
Restricted cash	25,801	12,124
Retail installment contracts, net	511,212	367,520
Residual interests in securitizations	45,337	63,202
Other assets	17,062	14,494

Total assets	$619,269	$471,677

Notes payable	$574,653	$434,422
Other liabilities	13,448	14,123

Total liabilities	588,101	448,545
Net equity	31,168	23,132

	$619,269	$471,677

Equity investment in Drive	$12,075	$9,066
Minority interest	(2,413)	(1,812)

Net investment in Drive	$9,662	$7,254

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Summary Of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Finance and other interest income	$46,182	$15,724	$85,485	$25,731
Interest expense	8,104	3,375	14,297	5,743

Net interest margin	38,078	12,349	71,188	19,988

Provision for credit losses on retail installment contracts	15,864	—	30,028	20
Impairment of residual interests in securitizations, including servicing asset	1,240	—	2,457	—

Net interest margin after provision for credit losses and impairments	20,974	12,349	38,703	19,968

Other revenues:
Servicing income	5,837	4,815	11,429	9,235
Other income	572	228	1,126	414

Total other revenues	6,409	5,043	12,555	9,649

Costs and expenses:
Salaries and benefits	10,605	10,189	23,086	20,447
Servicing expense	7,019	3,308	13,453	6,407
Occupancy, data processing, communication, and other	2,748	2,614	5,218	4,952

Total costs and expenses	20,372	16,111	41,757	31,806

Net income (loss)	$7,011	$1,281	$9,501	$(2,189)

Equity in earnings (loss) of Drive	$2,716	$497	$3,577	$(848)
Minority interest	(543)	(99)	(715)	170

Net equity in earnings (loss) of Drive	$2,173	$398	$2,862	$(678)

(8) Segment Reporting

     The Company is engaged in two reportable segments: (i) Portfolio Asset acquisition and resolution; and (ii) consumer lending. These segments have been segregated based on products and services offered. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries. The consumer lending business is conducted through the Company’s equity investment in Drive. Drive is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers. The following is a summary of results of operations for each of the segments and reconciliation to earnings from continuing operations for the three months and six months ended June 30, 2003 and 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2003	2003	2002

Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$4,086	$4,170	$7,593	$6,392
Gain on resolution of Portfolio Assets	272	456	967	700
Equity in earnings of investments	4,217	3,442	5,447	6,262
Interest income	1,067	1,356	2,169	2,659
Gain on sale of interest in equity investment	—	1,779	—	1,779
Other	181	895	483	1,097

Total	9,823	12,098	16,659	18,889
Expenses:
Interest and fees on notes payable	575	778	1,261	1,504
Salaries and benefits	3,303	2,676	6,145	4,677
Provision for loan and impairment losses	(56)	22	(22)	121
Occupancy, data processing, communication and other	1,189	1,836	2,570	3,173
Minority interest	66	810	73	1,094

Total	5,077	6,122	10,027	10,569

Operating contribution before direct taxes	$4,746	$5,976	$6,632	$8,320

Operating contribution, net of direct taxes	$4,636	$5,982	$6,413	$8,313

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2003	2003	2002

Consumer Lending:
Revenues:
Equity in earnings (loss) of investment	$2,716	$497	$3,577	$(848)
Total	2,716	497	3,577	(848)
Expenses:
Interest and fees on notes payable	93	—	188	—
Occupancy, data processing, communication and other	6	3	12	8
Minority interest	543	99	715	(170)

Total	642	102	915	(162)

Operating contribution (loss) before direct taxes	$2,074	$395	$2,662	$(686)

Operating contribution (loss), net of direct taxes	$2,052	$395	$2,627	$(686)

Total operating contribution, net of direct taxes	$6,688	$6,377	$9,040	$7,627
Corporate Overhead:
Corporate interest expense	1,188	847	2,360	1,669
Salaries and benefits, occupancy, professional and other income and expenses, net	1,263	1,328	2,462	2,590

Earnings from continuing operations	$4,237	$4,202	$4,218	$3,368

     All of the revenues from the consumer lending segment are attributable to domestic operations. Revenues from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Domestic	$5,387	$8,515	$9,794	$11,961
Mexico	3,795	931	5,220	3,367
France	641	2,648	1,645	3,556
Other foreign	—	4	—	5

Total	$9,823	$12,098	$16,659	$18,889

     Total assets for each of the segments and a reconciliation to total assets is as follows:

	June 30,	December 31,
	2003	2002

Portfolio acquisition and resolution assets
Domestic	$41,011	$44,610
Mexico	16,840	17,542
France	21,998	15,592
Consumer assets	12,114	9,127
Deferred tax benefit, net	20,101	20,101
Cash	3,995	4,118
Other assets, net	7,954	7,602
Net assets of discontinued operations	7,696	7,764

Total assets	$131,709	$126,456

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

     FirstCity is obligated to pay BOS(USA) an arrangement fee related to the $16 million loan equal to 20% of all proceeds and other amounts paid to FirstCity from any sale or other disposition (regardless of when such sale or other disposition occurs) of, and of all dividends and other distributions paid to FirstCity by Drive or its general partner (regardless of when such dividend or other distribution occurs) on, its 20% interest in Drive, in each case in excess of $16 million in the aggregate. As of June 30, 2003 the Company has not accrued any amount related to this contingent liability. The Company’s maximum loss exposure related to this

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingency is the amount of the arrangement fee that would be calculated in the event the fair value of Drive exceeds $16 million in the future.

     The Company guarantees certain debt of a domestic Acquisition Partnership. In the event of default, the Company would assume losses related to this guarantee to the extent that they exceed the value of the collateral up to a maximum exposure of $.7 million as of June 30, 2003.

WAMCO PARTNERSHIPS

Combined Financial Statements
June 30, 2003
(Unaudited)

WAMCO PARTNERSHIPS

COMBINED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
ASSETS
Cash	$10,722	$13,035
Portfolio Assets, net	115,626	147,686
Investments in partnerships	2,350	2,302
Investments in trust certificates	7,138	7,883
Deferred profit sharing	17,829	17,671
Other assets, net	765	815

	$154,430	$189,392

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable (including $8,973 and $46,137 to affiliates in 2003 and 2002, respectively)	$48,272	$79,891
Deferred compensation	21,779	21,706
Other liabilities (including $1,518 and $1,862 to affiliates in 2003 and 2002, respectively)	2,222	3,392

Total liabilities	72,273	104,989
Commitments and contingencies (note 8)
Preferred equity	4,180	4,344
Partners’ capital	77,977	80,059

	$154,430	$189,392

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(Dollars in thousands)
Proceeds from resolution of Portfolio Assets	$30,596	$87,168	$46,485	$105,601
Cost of Portfolio Assets resolved	20,722	70,949	32,191	82,759

Gain on resolution of Portfolio Assets	9,874	16,219	14,294	22,842
Interest income on performing Portfolio Assets	1,409	3,377	2,932	7,589
Interest and fees on notes payable — affiliates	(565)	(1,682)	(1,520)	(3,473)
Interest and fees on notes payable — other	(563)	(482)	(967)	(904)
Provision for loan losses	(82)	(99)	(526)	(99)
Servicing fees — affiliate	(1,162)	(1,713)	(1,819)	(2,526)
General, administrative and operating expenses	(2,428)	(1,823)	(2,953)	(2,653)
Other income, net	406	465	815	950

Net earnings	$6,889	$14,262	$10,256	$21,726

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

			Class B
	Class A Equity		Equity

	General	Limited	Limited	General	Limited
	Partners	Partners	Partners	Partners	Partners	Total

	(Dollars in thousands)
Balance at December 31, 2001	$131	$6,402	$1,108	$1,082	$81,526	$90,249
Contributions	—	—	—	159	15,812	15,971
Distributions	(43)	(2,119)	(126)	(605)	(51,305)	(54,198)
Comprehensive income:
Net earnings	28	1,376	76	300	25,761	27,541
Unrealized net gain on securitizations	7	351	5	3	130	496

Total comprehensive income	35	1,727	81	303	25,891	28,037

Balance at December 31, 2002	123	6,010	1,063	939	71,924	80,059
Contributions	—	—	—	87	8,683	8,770
Distributions	(29)	(1,404)	(175)	(245)	(18,768)	(20,621)
Comprehensive income:
Net earnings	20	995	44	176	9,021	10,256
Unrealized net loss on securitizations	(7)	(345)	(5)	(3)	(127)	(487)

Total comprehensive income	13	650	39	173	8,894	9,769

Balance at June 30, 2003	$107	$5,256	$927	$954	$70,733	$77,977

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$10,256	$21,726
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of loan origination and commitment fees	280	264
Amortization of deferred profit sharing	1,612	741
Accretion of unrealized gain on trust certificates	(150)	(128)
Provision for loan losses	526	99
Gain on resolution of Portfolio Assets	(14,294)	(22,842)
Purchase of Portfolio Assets	(6,351)	(7,624)
Capitalized costs on Portfolio Assets	(601)	(3,478)
Capitalized interest on Portfolio Assets	(456)	(428)
Proceeds from resolution of Portfolio Assets	46,485	105,601
Principal payments on Performing Portfolio Assets	6,751	15,173
Increase in deferred profit sharing	(1,770)	(2,519)
Decrease (increase) in other assets	(230)	87
Increase in deferred compensation	1,770	2,519
Deferred compensation paid	(1,697)	—
Decrease in other liabilities	(1,170)	(66)

Net cash provided by operating activities	40,961	109,125
Cash flows from investing activities:
Contribution to subsidiaries	(48)	—
Change in trust certificates	408	235

Net cash provided by investing activities	360	235
Cash flows from financing activities:
Borrowing of debt — affiliates	118	5,793
Borrowing of debt	26,000	28,500
Repayment of debt — affiliates	(37,282)	(85,423)
Repayment of debt	(20,455)	(22,287)
Capitalized interest on preferred equity	—	133
Repayment of preferred equity	(164)	(317)
Capital contributions	8,770	1,942
Capital distributions	(20,621)	(38,810)

Net cash used in financing activities	(43,634)	(110,469)

Net decrease in cash	(2,313)	(1,109)
Cash at beginning of period	13,035	13,397

Cash at end of period	$10,722	$12,288

     Supplemental disclosure of cash flow information:

     Cash paid for interest was $2,179 and $4,281 for the six months ended June 30, 2003 and 2002, respectively.

     Unrealized net gain (loss) on trust certificates recorded in partners’ capital was $(337) and $646 for the six months ended June 30, 2003 and 2002, respectively.

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS
June 30, 2003
(Dollars in thousands)
(Unaudited)

(1) Basis of Presentation

     The unaudited combined financial statements of the WAMCO Partnerships reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the combined financial position at June 30, 2003, and the results of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and cash flows for the six-month periods ended June 30, 2003 and 2002.

(2) Organization and Partnership Agreements

     The combined financial statements represent domestic Texas limited partnerships and limited liability companies (“Acquisition Partnerships” or “Partnerships”) and include the accounts of WAMCO III, Ltd. (“WAMCO III”); WAMCO IX, Ltd.; WAMCO XXIV, Ltd.; WAMCO XXV, Ltd.; WAMCO XXVI Ltd.; WAMCO XXVII Ltd.; WAMCO XXVIII Ltd. (“WAMCO XXVIII”); WAMCO XXIX, Ltd.; WAMCO XXX, Ltd.; WAMCO XXXI, Ltd. (“WAMCO XXXI”), Calibat Fund, LLC; First B Realty, Ltd.; First Paradee, Ltd.; FirstStreet Investments LLC (“FirstStreet”); FC Properties, Ltd. (“FC Properties”); and Community Development Investment, LLC. FirstCity Financial Corporation or its subsidiaries, FirstCity Commercial Corporation and FirstCity Holdings Corporation (together “FirstCity”), share limited partnership interests and participate as general partners in common with Cargill Financial Services, Inc. in all of the Partnerships. FC Properties and WAMCO XXVIII are considered significant subsidiaries of FirstCity.

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

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(3) Combining Financial Statements

     FC Properties and WAMCO XXVIII are considered significant subsidiaries of FirstCity. The following tables summarize the combining balance sheets and changes in partners’ capital of the WAMCO Partnerships as of June 30, 2003 and December 31, 2002, the related combining statements of operations for the three months and six months ended June 30, 2003 and 2002, and combining cash flows for the six months ended June 30, 2003 and 2002.

COMBINING BALANCE SHEETS
June 30, 2003

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

	(Dollars in thousands)
	(Unaudited)
ASSETS
Cash	$2,041	$1,046	$7,635	$10,722
Portfolio Assets, net	13,945	23,741	77,940	115,626
Investments in partnerships	—	—	2,350	2,350
Investments in trust certificates	—	—	7,138	7,138
Deferred profit sharing	17,829	—	—	17,829
Other assets, net	19	233	513	765

	$33,834	$25,020	$95,576	$154,430

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable	$—	$11,584	$36,688	$48,272
Deferred compensation	21,779	—	—	21,779
Other liabilities	304	1,058	860	2,222

Total liabilities	22,083	12,642	37,548	72,273
Preferred equity	—	—	4,180	4,180
Partners’ capital	11,751	12,378	53,848	77,977

	$33,834	$25,020	$95,576	$154,430

Notes payable owed to affiliates included in above balances	$—	$—	$8,973	$8,973
Other liabilities owed to affiliates included in above balances	33	986	499	1,518

COMBINING BALANCE SHEETS
December 31, 2002

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

	(Dollars in thousands)
	(Unaudited)
ASSETS
Cash	$1,484	$2,440	$9,111	$13,035
Portfolio Assets, net	15,182	32,341	100,163	147,686
Investments in partnerships	—	—	2,302	2,302
Investments in trust certificates	—	—	7,883	7,883
Deferred profit sharing	17,671	—	—	17,671
Other assets, net	5	346	464	815

	$34,342	$35,127	$119,923	$189,392

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable	$—	$18,882	$61,009	$79,891
Deferred compensation	21,706	—	—	21,706
Other liabilities	540	1,301	1,551	3,392

Total liabilities	22,246	20,183	62,560	104,989
Preferred equity	—	—	4,344	4,344
Partners’ capital	12,096	14,944	53,019	80,059

	$34,342	$35,127	$119,923	$189,392

Notes payable owed to affiliates included in above balances	$—	$—	$46,137	$46,137
Other liabilities owed to affiliates included in above balances	20	1,196	646	1,862

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

COMBINING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2003

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

		(Dollars in thousands)
		(Unaudited)
Proceeds from resolution of Portfolio Assets	$5,740	$6,276	$18,580	$30,596
Cost of Portfolio Assets resolved	1,454	4,773	14,495	20,722

Gain on resolution of Portfolio Assets	4,286	1,503	4,085	9,874
Interest income on performing Portfolio Assets	—	368	1,041	1,409
Interest and fees expense — affiliates	—	(164)	(401)	(565)
Interest and fees expense — other	—	(189)	(374)	(563)
Provision for loan losses	—	(62)	(20)	(82)
Service fees — affiliate	(172)	(230)	(760)	(1,162)
General, administrative and operating expenses	(1,955)	(129)	(344)	(2,428)
Other income, net	—	3	403	406

Net earnings	$2,159	$1,100	$3,630	$6,889

COMBINING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2002

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

	(Dollars in thousands)
	(Unaudited)
Proceeds from resolution of Portfolio Assets	$1,156	$26,814	$59,198	$87,168
Cost of Portfolio Assets resolved	240	18,925	51,784	70,949

Gain on resolution of Portfolio Assets	916	7,889	7,414	16,219
Interest income on performing Portfolio Assets	—	824	2,553	3,377
Interest and fees expense — affiliates	—	(660)	(1,022)	(1,682)
Interest and fees expense — other	—	(10)	(472)	(482)
Provision for loan losses	(17)	—	(82)	(99)
Service fees — affiliate	(35)	(757)	(921)	(1,713)
General, administrative and operating expenses	(519)	(599)	(705)	(1,823)
Other income, net	8	10	447	465

Net earnings	$353	$6,697	$7,212	$14,262

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

COMBINING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2003

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

	(Dollars in thousands)
	(Unaudited)
Proceeds from resolution of Portfolio Assets	$5,972	$9,257	$31,256	$46,485
Cost of Portfolio Assets resolved	1,493	6,914	23,784	32,191

Gain on resolution of Portfolio Assets	4,479	2,343	7,472	14,294
Interest income on performing Portfolio Assets	—	778	2,154	2,932
Interest and fees expense – affiliates	—	(326)	(1,194)	(1,520)
Interest and fees expense – other	—	(410)	(557)	(967)
Provision for loan losses	—	(174)	(352)	(526)
Service fees – affiliate	(179)	(382)	(1,258)	(1,819)
General, administrative and operating expenses	(2,101)	(202)	(650)	(2,953)
Other income, net	—	5	810	815

Net earnings	$2,199	$1,632	$6,425	$10,256

COMBINING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2002

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

	(Dollars in thousands)
	(Unaudited)
Proceeds from resolution of Portfolio Assets	$5,720	$36,323	$63,558	$105,601
Cost of Portfolio Assets resolved	1,689	26,036	55,034	82,759

Gain on resolution of Portfolio Assets	4,031	10,287	8,524	22,842
Interest income on performing Portfolio Assets	—	1,693	5,896	7,589
Interest and fees expense – affiliates	—	(1,430)	(2,043)	(3,473)
Interest and fees expense – other	—	(10)	(894)	(904)
Provision for loan losses	(17)	—	(82)	(99)
Service fees – affiliate	(172)	(1,073)	(1,281)	(2,526)
General, administrative and operating expenses	(1,158)	(668)	(827)	(2,653)
Other income, net	10	22	918	950

Net earnings	$2,694	$8,821	$10,211	$21,726

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

COMBINING STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

	(Dollars in thousands)
	(Unaudited)
Balance at December 31, 2001	$12,024	$24,810	$53,415	$90,249
Contributions	—	—	15,971	15,971
Distributions	(2,596)	(20,668)	(30,934)	(54,198)
Net earnings	2,668	10,802	14,071	27,541
Unrealized net gain on securitizations	—	—	496	496

Total comprehensive income	2,668	10,802	14,567	28,037

Balance at December 31, 2002	12,096	14,944	53,019	80,059
Contributions	—	—	8,770	8,770
Distributions	(2,544)	(4,198)	(13,879)	(20,621)
Net earnings	2,199	1,632	6,425	10,256
Unrealized net loss on securitizations	—	—	(487)	(487)

Total comprehensive income	2,199	1,632	5,938	9,769

Balance at June 30, 2003	$11,751	$12,378	$53,848	$77,977

COMBINING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2003

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net earnings	$2,199	$1,632	$6,425	$10,256
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of loan origination and commitment fees	—	87	193	280
Amortization of deferred profit sharing	1,612	—	—	1,612
Accretion of unrealized gain on trust certificates	—	—	(150)	(150)
Provision for loan losses	—	174	352	526
Gain on resolution of Portfolio Assets	(4,479)	(2,343)	(7,472)	(14,294)
Purchase of Portfolio Assets	—	—	(6,351)	(6,351)
Capitalized costs on Portfolio Assets	(256)	(29)	(316)	(601)
Capitalized interest on Portfolio Assets	—	(81)	(375)	(456)
Proceeds from resolution of Portfolio Assets	5,972	9,257	31,256	46,485
Principal payments on Performing Portfolio Assets	—	1,622	5,129	6,751
Increase in deferred profit sharing	(1,770)	—	—	(1,770)
Decrease (increase) in other assets	(14)	26	(242)	(230)
Increase in deferred compensation	1,770	—	—	1,770
Deferred compensation	(1,697)	—	—	(1,697)
Decrease in other liabilities	(236)	(243)	(691)	(1,170)

Net cash provided by operating activities	3,101	10,102	27,757	40,961
Cash flows from investing activities:
Contribution to subsidiaries	—	—	(48)	(48)
Change in trust certificates	—	—	408	408

Net cash provided by investing activities	—	—	360	360
Cash flows from financing activities:
Borrowing of debt – affiliates	—	—	118	118
Borrowing of debt	—	—	26,000	26,000
Repayment of debt – affiliates	—	—	(37,282)	(37,282)
Repayment of debt	—	(7,298)	(13,157)	(20,455)
Repayment of preferred equity	—	—	(164)	(164)
Capital contributions	—	—	8,770	8,770
Capital distributions	(2,544)	(4,198)	(13,879)	(20,621)

Net cash used in financing activities	(2,544)	(11,496)	(29,594)	(43,634)

Net increase (decrease) in cash	557	(1,394)	(1,476)	(2,313)
Cash at beginning of period	1,484	2,440	9,111	13,035

Cash at end of period	$2,041	$1,046	$7,635	$10,722

Supplemental disclosure of cash flow information Cash paid for interest	$—	$684	$1,495	$2,179

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

COMBINING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2002

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net earnings	$2,694	$8,821	$10,211	$21,726
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of loan origination and commitment fees	—	—	264	264
Amortization of deferred profit sharing	741	—	—	741
Accretion of unrealized gain on trust certificates	—	—	(128)	(128)
Provision for loan losses	17	—	82	99
Gain on resolution of Portfolio Assets	(4,031)	(10,287)	(8,524)	(22,842)
Purchase of Portfolio Assets	—	—	(7,624)	(7,624)
Capitalized costs on Portfolio Assets	(1,275)	(2,064)	(139)	(3,478)
Capitalized interest on Portfolio Assets	—	(38)	(390)	(428)
Proceeds from resolution of Portfolio Assets	5,720	36,323	63,558	105,601
Principal payments on Performing Portfolio Assets	—	2,859	12,314	15,173
Increase in deferred profit sharing	(2,519)	—	—	(2,519)
(Increase) decrease in other assets	(15)	(320)	422	87
Increase in deferred compensation	2,519	—	—	2,519
Increase (decrease) in other liabilities	(438)	100	272	(66)

Net cash provided by operating activities	3,413	35,394	70,318	109,125
Cash flows from investing activities:
Change in trust certificates	—	—	235	235

Net cash provided by investing activities	—	—	235	235
Cash flows from financing activities:
Borrowing of debt – affiliates	—	—	5,793	5,793
Borrowing of debt	—	28,500	—	28,500
Repayment of debt – affiliates	—	(47,964)	(37,459)	(85,423)
Repayment of debt	—	—	(22,287)	(22,287)
Capitalized interest on preferred equity	—	—	133	133
Repayment of preferred equity	—	—	(317)	(317)
Capital contributions	—	—	1,942	1,942
Capital distributions	(2,595)	(16,502)	(19,713)	(38,810)

Net cash used in financing activities	(2,595)	(35,966)	(71,908)	(110,469)

Net increase (decrease) in cash	818	(572)	(1,355)	(1,109)
Cash at beginning of period	1,942	3,510	7,945	13,397

Cash at end of period	$2,760	$2,938	$6,590	$12,288

Supplemental disclosure of cash flow information Cash paid for interest	$—	$1,571	$2,710	$4,281

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(3) Portfolio Assets

     Portfolio Assets are summarized as follows:

	June 30, 2003

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

Non-performing Portfolio Assets	$—	$41,845	$117,414	$159,259
Performing Portfolio Assets	—	16,085	49,652	65,737
Real estate Portfolios	13,945	—	1,056	15,001

Total Portfolio Assets	13,945	57,930	168,122	239,997
Discount required to reflect Portfolio Assets at carrying value	—	(34,189)	(90,182)	(124,371)

Portfolio Assets, net	$13,945	$23,741	$77,940	$115,626

	December 31, 2002

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

Non-performing Portfolio Assets	$—	$60,386	$141,468	$201,854
Performing Portfolio Assets	—	20,404	59,461	79,865
Real estate Portfolios	15,182	—	1,129	16,311

Total Portfolio Assets	15,182	80,790	202,058	298,030
Discount required to reflect Portfolio Assets at carrying value	—	(48,449)	(101,895)	(150,344)

Portfolio Assets, net	$15,182	$32,341	$100,163	$147,686

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

(4) Interest Related to Residual Interest in Trust Certificates

     Residual certificates held by the Partnerships to which the Partnerships receives all the economic benefits and risks consist of retained interests in the amount of $7,138 and $7,883 at June 30, 2003 and December 31, 2002, respectively. The Partnerships recognized interest income on these certificates utilizing a yield of 21.52% and 21.08% for the six months ended June 30, 2003 and 2002, respectively.

(5) Deferred Profit Sharing and Deferred Compensation

     In connection with the formation of FC Properties, an agreement was entered into which provided for potential payments to the project manager based on a percentage of total estimated sales. An equal amount of deferred profit participation and deferred compensation is recorded based on such estimates with the deferred profit participation being amortized into expense in proportion to actual sales realized. No profit participation was paid until the limited partners recognized a 20% return on their investment. At June 30, 2003 and December 31, 2002, the estimated liability for this profit participation was $21,779 and $21,706, respectively, and was included in deferred compensation in the accompanying combined balance sheets. Additionally, amortization of $1,612 and $741 was recognized during the six months ended June 30, 2003 and 2002, respectively, and has been included in general, administrative and operating expenses in the accompanying combined statements of operations.

     Effective March 31, 2001, the limited partners’ 20% return on their investment was met. Consequently, payments against the deferred compensation liability began in April 2001 and will continue thereafter. Payments in the amount of $1,697 and zero were made to the project manager during the six months ended June 30, 2003 and 2002, respectively.

(6) Transactions with Affiliates

     Under the terms of the various servicing agreements between the Partnerships and FirstCity, FirstCity receives a servicing fee based on proceeds from resolution of the Portfolio Assets for processing transactions on the Portfolio Assets and for conducting

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

settlement, collection and other resolution activities. Included in the accompanying combined statements of operations are $1,819 and $2,526 in servicing fees incurred by the Partnerships during the six months ended June 30, 2003 and 2002, respectively.

(7) Preferred Equity

     In 1999, CFSC Capital Corp. XXX contributed $3,556 as preferred equity in Community Development Investment, LLC. The preferred equity agreement requires interest to be paid at a rate equal to the London Interbank Offering Rate (1.31% at June 30, 2003) plus 5%. Interest in the amount of $12 and $11 has been accrued at June 30, 2003 and December 31, 2002, respectively. Interest expense on the preferred equity total $136 and $160 during the six months ended June 30, 2003 and 2002, respectively. This interest expense is included in interest and fees on notes payable — affiliates in the accompanying combined statements of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. As a result, in the third quarter of 2003, the preferred equity will be presented as a liability in the combined financial statements and any related accretion of discount and dividends will be charged to the combined results of operations.

(8) Commitments and Contingencies

     Calibat Fund, LLC has committed to make additional investments in partnerships up to $40 at June 30, 2003.

     WAMCO XXXI owns a pool of loans that includes four lines of credit with a combined outstanding balance of $6.1 million at June 30, 2003. The maximum commitment associated with these lines was $17.4 million at June 30, 2003 (reduced to $13.0 million in July 2003). After reserves and ratio requirements, the total availability was $2.5 million at June 30, 2003.

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

     The Company reported earnings from continuing operations for the three months and six months ended June 30, 2003 of $4.2 million. After recording a loss from discontinued operations and accrued and unpaid dividends on the New Preferred Stock, net earnings to common stockholders were $3.8 million or $.33 per share on a basic and diluted basis for the quarter. For the six months ended June 30, 2003, net earnings to common stockholders were $3.7 million or $.33 per share on a basic and diluted basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Portfolio Asset Acquisition and Resolution	$4,636	$5,982	$6,413	$8,313
Consumer	2,052	395	2,627	(686)
Corporate interest	(1,188)	(847)	(2,360)	(1,669)
Corporate overhead	(1,263)	(1,328)	(2,462)	(2,590)

Earnings from continuing operations	4,237	4,202	4,218	3,368
Accrued preferred dividends	(67)	(642)	(133)	(1,284)
Loss from discontinued operations	(420)	(1,500)	(420)	(2,000)

Net earnings to common shareholders	$3,750	$2,060	$3,665	$84

Results of Operations

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

Second Quarter 2003 Compared to Second Quarter 2002

     The Company reported earnings from continuing operations of $4.2 million in the second quarter of 2003. Net earnings to common stockholders were $3.8 million in the second quarter of 2003 compared to $2.1 million in the second quarter of 2002. On a per share basis, basic and diluted net earnings attributable to common stockholders were $.33 in the second quarter of 2003 compared to $.25 in the second quarter of 2002.

Portfolio Asset Acquisition and Resolution

     The operating contribution of $4.6 million in the second quarter of 2003 decreased by $1.3 million or 23% compared with the second quarter of 2002 primarily due to a gain on sale of equity investments and a bulk loan sale, both of which happened in the second quarter of 2002. FirstCity purchased $32.2 million of Portfolio Assets during the second quarter of 2003 through the Acquisition Partnerships, compared to $52 million in acquisitions in the second quarter of 2002. FirstCity’s investment in these acquisitions was $11.4 million and $3.7 million in the second quarter of 2003 and 2002, respectively. There were no purchases of wholly owned Portfolio Assets during either period. FirstCity’s quarter end investment in wholly owned Portfolio Assets decreased to $5.9 million from $11.6 million at June 30, 2003 and 2002, respectively, with regular collections and sales from those Portfolios.

     Servicing fee revenues. Servicing fee revenues were flat from period to period. Service fees from the Mexican partnerships increased $.9 million or 52% from $1.6 million in the second quarter of 2002 with increased servicing responsibilities in Mexico. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. Service fees from the domestic Acquisition Partnerships decreased from $2.3 million in the second quarter of 2002 to $1.5 million in 2003. In June 2002, three domestic Acquisition Partnerships completed a bulk loan sale of performing and non-performing Portfolio Assets with a carrying value of $59 million for proceeds of $71 million. As a result of the sale, FirstCity recorded servicing fee revenues of $.9 million. In June 2003, FirstCity and several Acquisition Partnerships completed another loan sale of performing and non-performing Portfolio Assets with a carrying value of $8.3 million for proceeds of $10.0 million, resulting in $.3 million of service fees.

     Gain on resolution of Portfolio Assets. The net gain on resolution of Portfolio Assets decreased from $.5 million in the second quarter of 2002 to $.3 million in the second quarter of 2003. The weighted average gross profit percentage on the resolution of Portfolio Assets in the second quarter of 2003 was 18% as compared to 27% in the second quarter of 2002.

     Equity in earnings of investments. Equity in earnings of Acquisition Partnerships increased 29% to $4.1 million in the second quarter of 2003 compared to $3.2 million in the second quarter of 2002. The Acquisition Partnerships reflected earnings of $17.1 million in the second quarter of 2003 compared to a net loss of $10.2 million in the second quarter of 2002. Following is a discussion of equity earnings by geographic region.

•	Domestic — Equity in earnings of domestic Acquisition Partnerships decreased 28% to $3.3 million in the second quarter of 2003 from $4.5 million in 2002 primarily as a result of a decrease in collections from $104 million in 2002 to $41 million in 2003. The collections include proceeds from loan sales of $71 million and $9.1 million in 2002 and 2003, respectively.

•	Mexico — Equity in earnings of Mexican Acquisition Partnerships were $.4 million in the second quarter of 2003 compared to a loss of $1.9 million in 2002. These partnerships reflected earnings of $4.8 million in the second quarter of 2003 compared to a $29.0 million loss in 2002. The partnerships recorded foreign exchange gains of $17 million in the second quarter of 2003 compared to foreign exchange losses of $16 million in 2002. Interest expense of $12 million and $14 million were recorded during the second quarter of 2003 and 2002, respectively. This interest is owed to the investors of these partnerships, of which FirstCity recorded $.9 million and $1.0 million, respectively, as interest income. Excluding effects of foreign currency transactions and interest expense, these partnerships reflected adjusted net earnings of $.2 million in the second quarter of 2003 compared to $1.3 million in 2002, which is primarily due to the Mexican partnerships receiving $15.6 million or 54% less collections in the second quarter of 2003 compared to 2002.

•	France — Equity in earnings of Acquisition Partnerships located in France was flat from period to period.

     Interest income. Interest income decreased 21% from $1.4 million in the second quarter of 2002 to $1.1 million in the second quarter of 2003 due to average balances in Portfolio Assets and loans receivable decreasing to $24.1 million in the second quarter of 2003 from $34.0 million in the second quarter of 2002.

     Gain on Sale of interest in equity investments. In the second quarter of 2002, FirstCity sold its investment in eight French Acquisition Partnerships for $3.4 million resulting in a gain of $1.8 million.

     Other income. Other income decreased 80% from $.9 million in the second quarter of 2002 to $.2 million in the second quarter of 2003 due to a $.7 million gain on the early extinguishment of debt recorded in 2002.

     Expenses. Operating expenses decreased $1.0 million or 17%, primarily due to reductions in minority interest expense, interest and other expenses, offset by increases in salaries and benefits in Mexico.

     Interest and fees on notes payable decreased 26% to $.6 million in the second quarter of 2003 from $.8 million in 2002. The average debt for the quarter decreased to $25.3 million in the second quarter of 2003 from $34.9 million in the second quarter of 2002.

     Salaries and benefits increased $.6 million, or 23%, due to increased servicing personnel in Mexico. Total personnel within the Portfolio Asset acquisition and resolution segment increased from 160 to 236 at June 30, 2002 and 2003, respectively, with the personnel in Mexico increasing from 82 to 166. FirstCity also recorded additional servicing fee revenues with the increased servicing responsibilities in Mexico.

     The Company had a net credit of $56,000 to provision for loan and impairment losses in the second quarter of 2003 due to a $61,000 recovery on one real estate Portfolio.

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

     There were no provisions recorded on loans receivable from Acquisition Partnerships during the second quarter of 2003 and 2002. The loans receivable from the Mexican partnerships are secured by the assets/loans acquired by the Mexican partnerships with purchase money loans provided by affiliates of the investors in the Mexican partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.

     Occupancy, data processing, communication and other expenses declined $.6 million or 35% primarily due to reductions in Mexican withholding taxes on interest payments received on the loans receivable from the Mexican Acquisition Partnerships. In addition, the Company recorded an accrual of $200,000 in June 2002 for additional estimated property costs on one real estate asset.

     Minority interest expense was $.8 million in the second quarter of 2002. In December 2002, FirstCity acquired the minority interest in FirstCity Holdings as part of a recapitalization.

Consumer Lending

     FirstCity’s consumer lending segment consists of the Company’s net investment in Drive. The operating contribution for the second quarter of 2003 was $2.1 million compared to $.4 million during the second quarter of 2002. Drive recorded net income of $7.0 million in the second quarter of 2003 compared to $1.3 million in the second quarter of 2002. Drive’s inventory of retail installments contracts has grown from $238 million at June 30, 2002 to $511 million at June 30, 2003. Consequently, net interest margin after provision for credit losses and impairments at Drive rose from $12.3 million to $21.0 million during the second quarter of 2002 and 2003, respectively.

Other Items Affecting Operations

     The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.

     Corporate interest and overhead. Company level interest expense increased by 40% to $1.2 million in the second quarter of 2003 from $.8 million in the second quarter of 2002 due to increased effective interest costs. Other corporate overhead expenses were flat from period to period.

     Income taxes. Provision for income taxes was $.1 million in the second quarter of 2003 and primarily related to state income taxes on FirstCity’s servicing operations in Minnesota, which began in April 2002. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the second quarters of 2003 and 2002.

     Discontinued Operations. The Company recorded a provision of $.4 million in the second quarter of 2003 for additional losses from discontinued operations compared to $1.5 million in 2002. The additional provisions primarily relate to a decrease in the estimated future gross cash receipts on residual interests in securitizations. These securities are in “run-off,” and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. The decrease in the estimated future gross cash receipts is partially a result of the actual losses exceeding the losses projected by the valuation model. In addition, prepayment assumptions have increased to take into consideration the lower market rates and higher than predicted actual prepayments over the past quarter. As the securities “run off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

First Six Months of 2003 Compared to First Six Months of 2002

     The Company reported earnings from continuing operations of $4.2 million in the first six months of 2003. Net earnings to common stockholders were $3.7 million in the first six months of 2003 compared to $84,000 in the first six months of 2002. On a per share basis, basic and diluted net earnings attributable to common stockholders were $.33 in the first six months of 2003 compared to $.01 in the first six months of 2002.

Portfolio Asset Acquisition and Resolution

     The operating contribution of $6.4 million in the first six months of 2003 decreased by $1.9 million or 23% compared with the first six months of 2002 primarily due to a gain on sale of equity investments and a bulk loan sale, both of which happened in the second quarter of 2002. FirstCity purchased $32.2 million of Portfolio Assets during the first six months of 2003 through the Acquisition Partnerships, compared to $76.6 million in acquisitions in the first six months of 2002. FirstCity’s investment in these acquisitions was $11.4 million and $9.1 million in the first six months of 2003 and 2002, respectively. There were no purchases of wholly owned Portfolio Assets during either period. FirstCity’s quarter end investment in wholly owned Portfolio Assets decreased to $5.9 million from $11.6 million at June 30, 2003 and 2002, respectively, with regular collections from those Portfolios.

     Servicing fee revenues. Servicing fee revenues increased 19% from $6.4 million in the first six months of 2002 to $7.6 million in 2003. Service fees from the Mexican partnerships increased $1.9 million or 63% with increased servicing responsibilities in Mexico. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. Service fees from the domestic Acquisition Partnerships decreased from $3.2 million in the first six months of 2002 to $2.6 million in 2003. In June 2002, three domestic Acquisition Partnerships completed a bulk loan sale of performing and non-performing Portfolio Assets with a carrying value of $59 million for proceeds of $71 million. As a result of the sale, FirstCity recorded servicing fee revenues of $.9 million. In June 2003, FirstCity and several Acquisition Partnerships completed another loan sale of performing and non-performing Portfolio Assets with a carrying value of $8.3 million for proceeds of $10.0 million, resulting in $.3 million of service fees.

     Gain on resolution of Portfolio Assets. The net gain on resolution of Portfolio Assets increased from $.7 million in the first six months of 2002 to $1.0 million in the first six months of 2003. The gross profit percentage on the resolution of Portfolio Assets in the first six months of 2003 was 22% as compared to 29% in the first six months of 2002.

     Equity in earnings of investments. Equity in earnings of Acquisition Partnerships decreased 8% to $5.1 million in the first six months of 2003 compared to $5.6 million in the first six months of 2002. The Acquisition Partnerships reflected a net loss of $4.0 million in the first six months of 2003 compared to $1.9 million in the first six months of 2002. Following is a discussion of equity earnings by geographic region.

•	Domestic — Equity in earnings of domestic Acquisition Partnerships decreased 14% to $5.6 million in the first six months of 2003 from $6.5 million in 2002 primarily as a result of a decrease in collections from $136 million in 2002 to $65 million in 2003. The collections include proceeds from loan sales of $71 million and $9.1 million in 2002 and 2003, respectively.

•	Mexico — Equity in loss of Mexican Acquisition Partnerships was $1.7 million in the first six months of 2003 compared to $1.9 million in 2002. These partnerships reflected a loss of $26.7 million in the first six months of 2003 compared to $30.4 million in 2002. The partnerships recorded foreign exchange losses of $6.1 million in the first six months of 2003 compared to $10.0 million in 2002. Interest expense of $24.8 million and $29.0 million were recorded during the first six months of 2003 and 2002, respectively. This interest is owed to the investors of these partnerships, of which FirstCity recorded $1.7 million and $2.0 million, respectively, as interest income. Excluding effects of foreign currency transactions and interest expense, these partnerships reflected adjusted net earnings of $4.2 million in the first six months of 2003 compared to $8.6 million in 2002, which is primarily due to the Mexican partnerships receiving $18.3 million or 38% less collections in the first six months of 2003 compared to 2002.

•	France — Equity in earnings of Acquisition Partnerships located in France increased 19% to $1.2 million in the first six months of 2003 compared to $1.0 million in 2002. This increase is principally due to the addition of five French Partnerships during 2002, which accounted for $.6 million in equity in earnings in the first six months of 2003. In addition, the Company sold in June 2002 its investment in eight French Partnerships, which accounted for $.4 million in equity in earnings in the first six months of 2002. During the first six months of 2003, FirstCity also recorded $.3 million in foreign currency transaction gains (included in other expenses) relating to investments in France as the euro relative to the dollar appreciated from 1.05 at December 31, 2002 to 1.14 at June 30, 2003.

     Interest income. Interest income decreased 18% from $2.7 million in the first six months of 2002 to $2.2 million in the first six months of 2003 due to average balances in Portfolio Assets and loans receivable decreasing to $24.1 million in the first six months of 2003 from $33.9 million in the first six months of 2002.

     Gain on Sale of interest in equity investments. In the June 2002, FirstCity sold its investment in eight French Acquisition Partnerships for $3.4 million resulting in a gain of $1.8 million.

     Other income. Other income decreased 56% from $1.1 million in the first six months of 2002 to $.5 million in the first six months of 2003 primarily due to a $.7 million gain on the early extinguishment of debt recorded in 2002.

     Expenses. Operating expenses decreased $.5 million or 5%, primarily due to reductions in minority interest expense, interest and other expenses, offset by increases in salaries and benefits in Mexico.

     Interest and fees on notes payable decreased 16% to $1.3 million in the first six months of 2003 from $1.5 million in 2002. The average debt for the quarter decreased to $26.3 million in the first six months of 2003 from $36.1 million in the first six months of 2002.

     Salaries and benefits increased $1.5 million, or 31%, due to increased servicing personnel in Mexico. Total personnel within the Portfolio Asset acquisition and resolution segment increased from 160 to 236 at June 30, 2002 and 2003, respectively, with the personnel in Mexico increasing from 82 to 166. FirstCity also recorded additional servicing fee revenues with the increased servicing responsibilities in Mexico.

     The Company had a net credit of $22,000 to provision for loan and impairment losses in the first six months of 2003 due to a $61,000 recovery on one real estate Portfolio.

     Occupancy, data processing, communication and other expenses declined $.6 million or 19% primarily due to reductions in Mexican withholding taxes on interest payments received on the loans receivable from the Mexican Acquisition Partnerships. In addition, the Company recorded an accrual of approximately $200,000 in June 2002 for additional estimated property costs on one real estate asset. Also, foreign currency gains, which are netted with foreign currency losses, increased $226,000 from period to period.

     Minority interest expense was $1.1 million in the first six months of 2002. In December 2002, FirstCity acquired the minority interest in FirstCity Holdings as part of a recapitalization.

Consumer Lending

     FirstCity’s consumer lending segment consists of the Company’s net investment in Drive. The operating contribution for the first six months of 2003 was $2.6 million compared to a loss of $.7 million during the first six months of 2002. Drive recorded net income of $9.5 million in the first six months of 2003 compared to a loss of $2.2 million in the first six months of 2002. Drive’s inventory of retail installments contracts has grown from $238 million at June 30, 2002 to $511 million at June 30, 2003. Consequently, net interest margin after provision for credit losses and impairments at Drive rose from $20.0 million to $38.7 million during the first six months of 2002 and 2003, respectively.

Other Items Affecting Operations

     The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.

     Corporate interest and overhead. Company level interest expense increased by 41% to $2.4 million in the first six months of 2003 from $1.7 million in the first six months of 2002 due to increased effective interest costs. Other corporate overhead expenses were flat from period to period.

     Income taxes. Provision for income taxes was $.3 million in the first six months of 2003 and primarily related to state income taxes on FirstCity’s servicing operations in Minnesota, which began in April 2002. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the first six months of 2003 and 2002.

     Discontinued Operations. The Company recorded a provision of $.4 million in the first six months of 2003 for additional losses from discontinued operations compared to $2.0 million in 2002. The additional provisions primarily relate to a decrease in the estimated future gross cash receipts on residual interests in securitizations. These securities are in “run-off,” and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. The decrease in the estimated future gross cash receipts is partially a result of the actual losses exceeding the losses projected by the valuation model. In addition, prepayment assumptions have increased to take into consideration the lower market rates and higher than predicted actual prepayments over the past quarter. As the securities “run off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

Portfolio Asset Acquisition and Resolution

     Aggregate acquisitions by the Company are as follows (dollars in thousands):

	Purchase	FirstCity
	Price	Investment

First six months of 2003	$32,205	$11,365
Total 2002	171,769	16,717
Total 2001	224,927	24,319
Total 2000	394,927	22,140
Total 1999	210,799	11,203

     The following table presents selected information regarding the revenues and expenses of the Company’s Portfolio Asset acquisition and resolution business:

Analysis of Selected Revenues and Expenses
Portfolio Asset Acquisition and Resolution

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Income from Portfolio Assets and Loans Receivable:
Average investment in Portfolio Assets and loans receivable:
Domestic	$8,262	$13,662	$8,553	$14,167
Mexico	14,816	20,366	14,877	19,717
France	1,001	—	715	—

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Total	$24,079	$34,028	$24,145	$33,884

Income from Portfolio Assets and loans receivable:
Domestic	$462	$748	$1,375	$1,284
Mexico	855	1,021	1,733	2,006
France	17	—	17	—

Total	$1,334	$1,769	$3,125	$3,290

Average return (annualized):
Domestic	22.4%	21.9%	32.2%	18.1%
Mexico	23.1%	20.1%	23.3%	20.3%
France	6.8%	—	4.8%	—
Total	22.2%	20.8%	25.9%	19.4%
Servicing fee revenues:
Domestic partnerships:
$ Collected	$40,644	$104,388	$64,694	$136,211
Servicing fee revenue	1,541	2,333	2,582	3,150
Average servicing fee %	3.8%	2.2%	4.0%	2.3%
Mexico partnerships:
$ Collected	$13,513	$29,156	$30,025	$48,350
Servicing fee revenue	2,484	1,632	4,879	2,986
Average servicing fee %	18.4%	5.6%	16.2%	6.2%
Incentive service fees	$61	$205	$132	$256
Total Service Fees:
$ Collected	$54,157	$133,544	$94,719	$184,561
Servicing fee revenue	4,086	4,170	7,593	6,392
Average servicing fee %	7.5%	3.1%	8.0%	3.5%
Personnel:
Personnel expenses	$3,303	$2,676	$6,145	$4,677
Number of personnel (at period end):
Production	23	25
Servicing	213	135
Interest expense:
Average debt	$25,311	$34,880	$26,263	$36,057
Interest expense	575	778	1,261	1,504
Average cost (annualized)	9.1%	8.9%	9.6%	8.3%

     The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships:

Analysis of Selected Revenues and Expenses
Acquisition Partnerships

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Gain on resolution of Portfolio Assets	$22,245	$33,906	$43,234	$52,683
Gross profit percentage on resolution of Portfolio Assets	36.7%	25.6%	36.6%	30.2%
Interest income	$1,983	$4,185	$4,128	$9,262
Other income	494	619	1,009	1,230
Interest expense(1):
Interest expense	$14,063	$16,623	$28,549	$33,799
Average cost (annualized)	15.0%	15.4%	14.6%	15.4%
Other expenses:
Service fees	4,966	7,487	9,441	11,072
Other operating costs	5,343	4,519	8,982	7,542
Foreign currency loss (gain)	(16,898)	16,080	6,090	10,020
Income taxes	168	4,206	(733)	2,627

Total other expenses (income)	(6,421)	32,292	23,780	31,261

Net earnings (loss)	$17,080	$(10,205)	$(3,958)	$(1,885)

Equity in earnings of Acquisition Partnerships	$4,114	$3,181	$5,128	$5,582
Equity in earnings of Servicing Entities	103	261	319	680

	$4,217	$3,442	$5,447	$6,262

(1)	Interest expense includes interest on loans to the Acquisition Partnerships located in Mexico from affiliates of the investor groups. The rates on these loans range from 19% to 20%. The average cost on debt excluding the Mexican Acquisition Partnerships was 5.6% and 6.9% for the three months ended June 30, 2003 and 2002, respectively and 5.6% and 6.4% for the six months ended June 30, 2003 and 2002, respectively.

Consumer Lending

     The following table presents selected information regarding consumer lending:

Analysis of Selected Data
Consumer Lending

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Retail installment contracts acquired	$127,706	$100,780	$253,825	$214,181
Origination characteristics:
Face value to wholesale value	98.71%	99.56%	98.79%	100.46%
Weighted average coupon	21.04%	21.18%	20.97%	21.06%
Purchase discount (% of face value)	17.50%	15.40%	17.29%	15.59%
Servicing portfolio
Owned	$277,031	$77,011
Securitized	491,857	560,218

Total	$768,889	$637,229

Owned — number of contracts	23,464	7,428
Securitized — number of contracts	47,818	49,007

Total number of contracts	71,282	56,435

Defaults (% of original loan balance at time of default)	21.46%	17.70%
Net losses on defaults after recovery	11.07%	8.43%
Delinquencies (% of total serviced portfolio)	6.00%	6.76%

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

     As a part of the recapitalization, BoS(USA) provided a non-recourse loan in the amount of $16 million to FirstCity which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity’s debt to the Senior Lenders. The $16 million loan is secured by a 20% interest in Drive (64.51% of FirstCity’s remaining 31% interest in Drive) and other assets of Consumer Corp. In connection with the $16 million loan, FirstCity is obligated to pay an arrangement fee to BoS(USA) equal to 20% of all amounts received by FirstCity in excess of $16 million from any sale or other disposition of FirstCity’s 20% interest in Drive and all dividends and other distributions paid by Drive or its general partner on FirstCity’s 20% interest in Drive. Management of the Company believes the value of FirstCity’s 20% ownership interest of Drive does not exceed $16 million as of June 30, 2003.

     In connection with the recapitalization, FirstCity and the Senior Lenders entered into a loan agreement that refinanced the Company’s existing debt with the Senior Lenders ($46 million outstanding at June 30, 2003). The Senior Lenders also provided new financing to FirstCity, with a total commitment of up to $59 million, consisting of (a) a $5 million revolving credit loan ($1.2 million outstanding at June 30, 2003) and (b) an acquisition term loan in an amount up to $54 million ($4.5 million outstanding at June 30, 2003). The aggregate amount of outstanding loans under the total commitment by the Senior Lenders for the refinancing and the new financing at any time may not exceed $77 million.

     BoS(USA) has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock.

     Currently, the Company has approximately 126,291 shares of New Preferred Stock outstanding with accrued and unpaid dividends of approximately $1.1 million. The Company’s loan agreement with the Senior Lenders restricts the payment of dividends on these shares until it is repaid in full. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on shares of New Preferred Stock will be paid in the foreseeable future.

     FirstCity has a $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates and matures in March 2005. At June 30, 2003, approximately $25 million was outstanding under this facility.

     In June 2003, James R. Hawkins, Chairman of the Board and James T. Sartain, President and Chief Executive Officer executed a note purchase agreement with a wholly-owned subsidiary, which obligates them to purchase a note executed by the subsidiary to a bank in the principal amount of $2.7 million if a default occurs under the note within thirty days of written request by the bank.

     Drive has a warehouse line of credit with BoS(USA), which provides borrowings up to $250 million (increased from $200 million in February 2003). Drive’s obligation under this arrangement at June 30, 2003 was $232 million. The debt is secured by Drive’s retail installment contracts and has been extended to February 2004.

     Drive also has a warehouse line of credit agreement with Variable Funding Capital Corporation, a subsidiary of First Union National Bank, which provides borrowings up to $100 million. Drive’s obligation under the arrangement at June 30, 2003 was zero. The debt will be secured by Drive’s retail installment contracts and terminates September 2003.

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

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships and the term and warehouse facilities of Drive, as of June 30, 2003, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $132 million and outstanding borrowings of $98 million.

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

     The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of August 8, 2003 and the outstanding borrowings under such facilities as of June 30, 2003.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	August 8,	June 30,		Other Terms
	2003	2003	Interest Rate	and Conditions

	(Dollars in millions)
FirstCity
Company Senior Facility:
Revolving Line of Credit	$5	$1	LIBOR + 2.75%	Secured by the assets
				of the Company,
				matures December 2003
Portfolio Acquisition Loan (Term)	24	4	LIBOR + 2.75%	Secured by the assets
				of the Company,
				matures November 2006
Tranche I (Term)	34	34	Prime + 2.5%	Secured by the assets
				of the Company,
				matures December 2006
Tranche II (Term)	12	12	Fixed at 8.77%	Secured by the assets
				of the Company,
				matures December 2007
Term credit facility	2	2	LIBOR + 5.0%	Secured by ownership
				interests in certain
				Acquisition
				partnerships Matures
				September 2003
Commercial Corp.
Term facility	3	3	LIBOR + 1.0%	Secured by existing
				Portfolio Assets,
				matures January 2004
Equity investment facility	35	25	Maximum of Fixed at	Acquisition facility
			8.5% or LIBOR + 4.5%	for the investment in
				future Acquisition
				partnerships, Matures
				March 2005

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	August 8,	June 30,		Other Terms
	2003	2003	Interest Rate	and Conditions

	(Dollars in millions)
Unsecured loans	1	1	Fixed at 4.5% to 7.0%
Consumer Corp.
Term loan	16	16	LIBOR + 1.0%	Secured by equity
				interest in Drive,
				matures December 2007,
				Non-recourse

Total	$132	$98

Unconsolidated Acquisition Partnerships term Facilities(1)	$111	$111	Various rates	Secured by Portfolio Maturities

Unconsolidated Drive
Warehouse Facility	$250	$201	LIBOR + 1%; Prime —	Secured by warehouse
			1.5%	inventory, matures
				February 2004
Warehouse Facility	100	31	Rate based on	Secured by warehouse
			Commercial paper rates	inventory, matures
			combined with Certain	September 2003
			facility fees
Bonds payable	281	281	Fixed at 1.33% To	Secured by retail
			4.09%	installment Contracts,
				various maturities
				Through September 2008
Subordinate capital Facility	65	54	Fixed at 16%	Secured by all assets
				of Drive, matures
				February 2006
Term Facility	8	8	LIBOR + 1%;	Secured by residual
				interests, matures
				February 2004

	$704	$575

(1)	In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Mexican Acquisition Partnerships also have term debt of approximately $266 million outstanding as of June 30, 2003 owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $16 million as Loans Receivable on the Consolidated Balance Sheets.

Forward-Looking Statements

     Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company’s strategic objectives and future performance, which are not historical facts, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, the performance of the Company’s subsidiaries and affiliates; the availability of Portfolio Assets; assumptions underlying Portfolio asset performance; risks associated with foreign operations; currency exchange rate fluctuations; interest rate risk; the degree to which the Company is leveraged; FirstCity’s continued need for financing; availability of the Company’s credit facilities; the impact of certain covenants in loan agreements of FirstCity and its subsidiaries; risks of declining value of loans, collateral or assets; the ability of the Company to utilize NOLs; uncertainties of any litigation that might arise from discontinued operations; general economic conditions; foreign social and economic conditions; changes (legislative and otherwise) in the asset securitization industry; fluctuations in residential and commercial real estate values; capital market conditions, including the markets for asset-backed securities; factors more fully discussed and identified in the Company’s Annual Report on Form 10-K, filed April 15, 2003 (including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as in other Securities and Exchange Commission filings of the Company. Many of these factors are beyond the Company’s control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

     The Company currently has investments in Mexico and France. In France, the Company’s investments are in the form of equity and represent a significant portion of the Company’s total equity investments. As of June 30, 2003, one U.S. dollar equaled .87 Euros as compared to .95 at December 31, 2002. A sharp change of the Euro relative to the U.S. dollar could materially adversely affect the consolidated financial position and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates.

     In Mexico, approximately 95% of the Company’s investments in Mexico are made through U.S. dollar denominated loans to the Partnerships located in Mexico. The remaining investment is in the form of equity in these same Partnerships. The loans receivable are required to be repaid in U.S. dollars. Although the U.S. dollar balance of these loans will not change due to a change in the Mexican peso, the future estimated cash flows of the underlying assets in Mexico could become less valuable as a result of a change in the exchange rate for the Mexican peso, and thus could affect the overall total returns to the Company on these investments. As of June 30, 2003, one U.S. dollar equaled 10.48 Mexican pesos as compared to 10.31 at December 31, 2002.

Item 4. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

     FirstCity was not involved in any material legal proceedings as of June 30, 2003.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     In the first quarter of 1999, dividends on the Company’s adjusting rate preferred stock were suspended. At June 30, 2003, accumulated dividends in arrears on such preferred stock totaled $1.1 million, or $8.40 per share.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Exhibit
Number		Description of Exhibit

2.1	—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

2.2	—	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

4.1	—	Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

9.1	—	Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

10.1	—	Note Agreement, dated as of June 6, 1997, among Bosque Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque Investment Realty Partners, L.P. and Bankers Trust Company of California, N.A. (incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.2	—	Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998)

10.3	—	First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).

Exhibit
Number		Description of Exhibit

10.4	—	Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.34 of the Company’s Form 10-Q dated August 16, 1999, filed with the Commission on August 16, 1999).

10.5	—	Amended and Restated Loan Agreement, dated December 20, 1999, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 22, 1999, filed with the Commission on December 28, 1999).

10.6	—	Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein by reference to Exhibit 10.40 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.7	—	Contribution and Assumption Agreement by and between Consumer Corp. and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.41 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.8	—	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.9	—	Second Amendment to Amended and Restated Loan Agreement, dated December 20, 1999, by and among the Company, as borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.10	—	Receivables Financing Agreement, dated August 18, 2000, among Drive BOS LP, Drive Financial Services LP, each Lender, IFA Inc. and Wells Fargo Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.44 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.11	—	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

Exhibit
Number		Description of Exhibit

10.12	—	Second Amendment, dated as of February 16, 2001, to the Receivables Financing Agreement, dated as of August 18, 2000, among Drive BOS LP, Drive Financial Services LP the Lenders party thereto, IPA Incorporated and Wells Fargo Bank Minnesota, NA (incorporated herein by reference to Exhibit 10.46 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.13	—	Subordinate Capital Loan Agreement, dated as of February 16, 2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and IFA Incorporated (incorporated herein by reference to Exhibit 10.47 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.14	—	Amended and Restated Amendment #4 (Option and Option Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 18, 2002, filed with the Commission on January 18, 2002).

10.15	—	Letter Agreement, dated November 26, 2002, between FirstCity Consumer Lending Corporation and The Governor and Company of the Bank of Scotland, including Form of Promissory Note to be executed by FirstCity Consumer Lending Corporation, payable to The Governor and Company of the Bank of Scotland. (incorporated herein by reference to Exhibit 99(d)(5) of the Company’s Form SC TO-I/A dated November 27, 2002, filed with the Commission on November 27, 2002).

10.16	—	Amended and Restated Loan Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent. (incorporated herein by reference to Exhibit 10.16 of the Company’s Form 10-K dated March 28, 2003, filed with the Commission on April 15, 2003).

10.17	—	Term Loan and Revolving Credit Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent. (incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-K dated March 28, 2003, filed with the Commission on April 15, 2003).

31.1	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

     On May 15, 2003, the Company filed a Current Report on Form 8-K to disclose a press release announcing the Company’s first quarter 2003 results.

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

Dated: August 14, 2003

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibit

2.1	-	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

2.2	-	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.1	-	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.2	-	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

4.1	-	Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

9.1	-	Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

10.1	-	Note Agreement, dated as of June 6, 1997, among Bosque Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque Investment Realty Partners, L.P. and Bankers Trust Company of California, N.A. (incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.2	-	Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998)

10.3	-	First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).

Exhibit
Number		Description of Exhibit

10.4	-	Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.34 of the Company’s Form 10-Q dated August 16, 1999, filed with the Commission on August 16, 1999).

10.5	-	Amended and Restated Loan Agreement, dated December 20, 1999, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 22, 1999, filed with the Commission on December 28, 1999).

10.6	-	Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein by reference to Exhibit 10.40 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.7	-	Contribution and Assumption Agreement by and between Consumer Corp. and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.41 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.8	-	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.9	-	Second Amendment to Amended and Restated Loan Agreement, dated December 20, 1999, by and among the Company, as borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.10	-	Receivables Financing Agreement, dated August 18, 2000, among Drive BOS LP, Drive Financial Services LP, each Lender, IFA Inc. and Wells Fargo Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.44 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.11	-	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.12	-	Second Amendment, dated as of February 16, 2001, to the Receivables Financing Agreement, dated as of August 18, 2000, among Drive BOS LP, Drive Financial Services LP the Lenders party thereto, IPA Incorporated and Wells Fargo Bank Minnesota, NA (incorporated herein by reference to Exhibit 10.46 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

Exhibit
Number		Description of Exhibit

10.13	-	Subordinate Capital Loan Agreement, dated as of February 16, 2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and IFA Incorporated (incorporated herein by reference to Exhibit 10.47 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.14	-	Amended and Restated Amendment #4 (Option and Option Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 18, 2002, filed with the Commission on January 18, 2002).

10.15	-	Letter Agreement, dated November 26, 2002, between FirstCity Consumer Lending Corporation and The Governor and Company of the Bank of Scotland, including Form of Promissory Note to be executed by FirstCity Consumer Lending Corporation, payable to The Governor and Company of the Bank of Scotland. (incorporated herein by reference to Exhibit 99(d)(5) of the Company’s Form SC TO-I/A dated November 27, 2002, filed with the Commission on November 27, 2002).

10.16	-	Amended and Restated Loan Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent. (incorporated herein by reference to Exhibit 10.16 of the Company’s Form 10-K dated March 28, 2003, filed with the Commission on April 15, 2003).

10.17	-	Term Loan and Revolving Credit Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent. (incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-K dated March 28, 2003, filed with the Commission on April 15, 2003).

31.1	-	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.