Form 10-Q
period 2003-09-30
FIRSTCITY FINANCIAL CORP
filed 2003-11-14
CIK 828678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Yes [   ]     No [X]

     The number of shares of common stock, par value $.01 per share, outstanding at November 13, 2003 was 11,204,671.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$3,053	$4,118
Portfolio Assets, net	4,072	9,820
Loans receivable from Acquisition Partnerships held for investment	18,995	17,700
Equity investments	66,019	58,342
Deferred tax benefit, net	20,101	20,101
Service fees receivable from affiliates	2,525	2,235
Other assets, net	7,304	6,376
Net assets of discontinued operations	6,346	7,764

Total Assets	$128,415	$126,456

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes payable to affiliates	$91,796	$95,560
Notes payable — other	1,424	1,113
Preferred stock subject to mandatory redemption, including accumulated dividends in arrears of $1,127 and $0, respectively)	3,779	—
Minority interest	3,704	4,052
Other liabilities	3,680	3,274

Total Liabilities	104,383	103,999
Commitments and contingencies (Note 10)
Redeemable preferred stock:
Preferred stock subject to mandatory redemption, including accumulated dividends in arrears of $0 and $960, respectively (par value $.01; redemption value of $21 per share; 2,000,000 shares authorized; shares issued and outstanding: 126,291 and 130,691, respectively)	—	3,705
Shareholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued and outstanding: 11,187,437 and 11,195,076, respectively)	112	112
Paid in capital	99,156	98,934
Accumulated deficit	(77,472)	(82,977)
Accumulated other comprehensive income	2,236	2,683

Total Shareholders’ Equity	24,032	18,752

Total Liabilities, Redeemable Preferred Stock and Shareholders’ Equity	$128,415	$126,456

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Servicing fees from affiliates	$3,574	$3,263	$11,167	$9,655
Gain on resolution of Portfolio Assets	112	225	1,079	925
Equity in earnings of investments	5,187	1,277	14,211	6,691
Interest income from affiliates	501	962	2,327	3,063
Interest income — other	98	280	443	841
Gain on sale of interest in equity investments	—	—	—	1,779
Other income	545	534	1,161	1,710

Total revenues	10,017	6,541	30,388	24,664
Expenses:
Interest and fees on notes payable to affiliates	1,855	1,503	5,550	4,439
Interest and fees on notes payable — other	20	64	134	301
Interest on shares subject to mandatory redemption	66	—	66	—
Salaries and benefits	3,823	3,545	11,417	9,705
Provision for loan and impairment losses	23	157	1	278
Occupancy, data processing, communication and other	2,189	2,219	5,919	6,589

Total expenses	7,976	7,488	23,087	21,312
Earnings (loss) from continuing operations before income taxes and minority interest	2,041	(947)	7,301	3,352
Benefit (provision) for income taxes	171	(28)	(83)	(35)

Earnings (loss) from continuing operations before minority interest	2,212	(975)	7,218	3,317
Minority interest	(372)	(162)	(1,160)	(1,086)

Earnings (loss) from continuing operations	1,840	(1,137)	6,058	2,231
Loss from discontinued operations	—	(5,700)	(420)	(7,700)

Net earnings (loss)	1,840	(6,837)	5,638	(5,469)
Accumulated preferred dividends in arrears	—	(642)	(133)	(1,926)

Net earnings (loss) to common shareholders	$1,840	$(7,479)	$5,505	$(7,395)

Basic earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations	$0.16	$(0.21)	$0.53	$0.04
Discontinued operations	$—	$(0.68)	$(0.04)	$(0.92)
Net earnings (loss) to common shareholders	$0.16	$(0.89)	$0.49	$(0.88)
Weighted average common shares outstanding	11,204	8,376	11,203	8,376
Diluted earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations	$0.16	$(0.21)	$0.53	$0.04
Discontinued operations	$—	$(0.68)	$(0.04)	$(0.92)
Net earnings (loss) to common shareholders	$0.16	$(0.89)	$0.49	$(0.88)
Weighted average common shares outstanding	11,371	8,376	11,259	8,376

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

					Accumulated
	Number of				Other	Total
	Common	Common	Paid in	Accumulated	Comprehensive	Shareholders’
	Shares	Stock	Capital	Deficit	Income	Equity

Balances, December 31, 2001	8,376,500	$84	$79,645	$(76,728)	$876	$3,877
Issuance of common stock in exchange for redeemable preferred stock	2,417,388	24	18,891	—	—	18,915
Issuance of common stock to acquire minority interest in subsidiary	400,000	4	396	—	—	400
Issuance of shares through employee stock purchase plan	1,188	—	2	—	—	2
Comprehensive loss:
Net loss for 2002	—	—	—	(3,771)	—	(3,771)
Foreign currency items	—	—	—	—	1,782	1,782
Unrealized net gain on securitization	—	—	—	—	25	25

Total comprehensive loss						(1,964)

Preferred dividends	—	—	—	(2,478)	—	(2,478)

Balances, December 31, 2002	11,195,076	112	98,934	(82,977)	2,683	18,752
Issuance of common stock in exchange for redeemable preferred stock	8,200	—	75	—	—	75
Issuance of shares through employee stock purchase plan	1,395	—	3	—	—	3
Refund of unconverted Common Stock	(17,234)	—	144	—	—	144
Comprehensive income:
Net earnings for the first nine months of 2003	—	—	—	5,638	—	5,638
Foreign currency items	—	—	—	—	760	760
Unrealized net loss on securitization	—	—	—	—	(1,207)	(1,207)

Total comprehensive income						5,191

Preferred dividends	—	—	—	(133)	—	(133)

Balances, September 30, 2003	11,187,437	$112	$99,156	$(77,472)	$2,236	$24,032

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$5,638	$(5,469)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Loss from discontinued operations	420	7,700
Proceeds from resolution of Portfolio Assets	6,314	2,998
Gain on resolution of Portfolio Assets	(1,079)	(925)
Purchase of Portfolio Assets and advances on loans receivable, net	(5,174)	(4,019)
Provision for loan and impairment losses	1	278
Equity in earnings of investments	(14,211)	(6,691)
Proceeds from performing Portfolio Assets and loans receivable, net	3,471	4,036
Capitalized interest and costs on Portfolio Assets and loans receivable	(172)	103
Depreciation and amortization	658	528
Increase in other assets	(2,560)	(3,012)
Gain on sale of interest in equity investments	—	(1,779)
Gain on early extinguishment of debt	—	(691)
Increase in other liabilities	1,127	2,348

Net cash used in operating activities	(5,567)	(4,595)

Cash flows from investing activities:
Purchase of minority interest by consolidated subsidiary	(1,399)	—
Proceeds from sale of interest in equity investment	—	3,373
Property and equipment, net	(774)	(346)
Contributions to Acquisition Partnerships and Servicing Entities	(11,367)	(10,216)
Distributions from Acquisition Partnerships and Servicing Entities	20,564	19,510

Net cash provided by investing activities	7,024	12,321

Cash flows from financing activities:
Borrowings under notes payable to affiliates	18,090	18,355
Borrowings under notes payable — other	3,241	438
Payments of notes payable to affiliates	(22,018)	(18,287)
Payments of notes payable — other	(2,930)	(4,719)
Refund on unconverted Common Stock	144	—
Payments for tender of redeemable preferred stock	(50)	—
Proceeds from issuance of common stock	3	—

Net cash used in financing activities	(3,520)	(4,213)

Net cash provided by (used in) continuing operations	(2,063)	3,513
Net cash provided by (used in) discontinued operations	998	(836)

Net increase (decrease) in cash and cash equivalents	$(1,065)	$2,677
Cash and cash equivalents, beginning of period	4,118	5,583

Cash and cash equivalents, end of period	$3,053	$8,260

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,785	$4,160
Income taxes	314	56
Non-cash financing activities:
Dividends accumulated and not paid on preferred stock	133	1,926

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Dollars in thousands, except per share data)

(1)  Basis of Presentation, Earnings per Common Share and Stock-Based Compensation

     The unaudited consolidated financial statements of FirstCity Financial Corporation (“FirstCity” or the “Company”) reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at September 30, 2003, and the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and cash flows for the nine-month periods ended September 30, 2003 and 2002.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimation of future collections on purchased portfolios of assets or single assets (collectively referred to as “Portfolio Assets” or “Portfolios”) used in the calculation of net gain on resolution of Portfolio Assets, interest rate environments, valuation of the deferred tax asset, and prepayment speeds and collectibility of loans held in inventory, in securitization trusts and held for investment. Actual results could differ materially from those estimates.

     Basic earnings per common share are computed based on the weighted average of common shares outstanding during the period. Diluted earnings per common share are computed based on the weighted average number of common shares and common stock equivalents, which includes options outstanding under the Company’s stock option plans and outstanding warrants. Options for 203,000 shares and a warrant for 425,000 shares of common stock were potentially dilutive. The effects of common stock equivalents were antidilutive for the three and nine month periods ended September 30, 2002.

     At September 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table represents the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings (loss) to common stockholders, as reported	$1,840	$(7,479)	$5,505	$(7,395)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(54)	(49)	(152)	(159)

Pro forma net earnings (loss) to common stockholders	$1,786	$(7,528)	$5,353	$(7,544)

Net earnings per common share:
Basic — as reported	$0.16	$(0.89)	$0.49	$(0.88)

Basic — pro forma	$0.16	$(0.90)	$0.48	$(0.90)

Diluted — as reported	$0.16	$(0.89)	$0.49	$(0.88)

Diluted — pro forma	$0.16	$(0.90)	$0.48	$(0.90)

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2) Restructure, Liquidity and Capital Resources

     Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to entities formed to acquire Portfolios (“Acquisition Partnerships”), retirement of and interest on preferred stock, and other investments by FirstCity. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt and dividends from the Company’s subsidiaries, short-term borrowings from revolving lines of credit, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

     In December 2002, FirstCity completed a recapitalization in which holders of redeemable preferred stock, par value $.01 per share, (“New Preferred Stock”) exchanged 1,092,210 shares of New Preferred Stock for 2,417,388 shares of common stock and $10.5 million in cash. As a result, common equity was increased by $18.9 million. During the first quarter of 2003, 4,400 shares of New Preferred Stock were redeemed for 8,200 shares of common stock and $50,000 in cash. FirstCity also recorded a $4 million gain in December 2002 from the release of its guaranty of Drive’s indebtedness to BoS(USA), Inc. (“BoS(USA)”). BoS(USA)’s warrant to purchase 1,975,000 shares of non-voting common stock was cancelled. FirstCity also acquired the minority interest in FirstCity Holdings Corporation held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom are Senior Vice Presidents of FirstCity, by issuing 400,000 shares of common stock of the Company and a note payable, to be periodically redeemed by the Company for an aggregate of up to $3.2 million out of certain cash collections from servicing income from Portfolios in Mexico.

     As a part of the recapitalization, BoS(USA) provided a non-recourse loan in the amount of $16 million to FirstCity which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity’s debt to the Bank of Scotland (together with BoS(USA), the “Senior Lenders”). The $16 million loan is secured by a 20% interest in Drive (64.51% of FirstCity’s remaining 31% interest in Drive) and other assets of Consumer Lending Corporation (“Consumer Corp.”). In connection with the $16 million loan, FirstCity is obligated to pay an arrangement fee to BoS(USA) equal to 20% of all amounts received by FirstCity in excess of $16 million from any sale or other disposition of FirstCity’s 20% interest in Drive and all dividends and other distributions paid by Drive or its general partner on FirstCity’s 20% interest in Drive. Management of the Company believes the value of FirstCity’s 20% ownership interest of Drive does not exceed $16 million as of September 30, 2003.

     In connection with the recapitalization, the Senior Lenders refinanced the remainder of the Company’s debt facilities ($44 million outstanding at September 30, 2003). The Senior Lenders also provided new financing to FirstCity, with a total commitment of up to $59 million, consisting of (a) a $5 million revolving credit loan and (b) an acquisition term loan in an amount up to $54 million ($20 million available at September 30, 2003). The aggregate amount of outstanding loans under the total commitment by the Senior Lenders for the refinancing and the new financing at any time may not exceed $77 million.

     BoS(USA) has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock.

     In the third quarter of 1999, dividends on the Company’s redeemable preferred stock (“New Preferred Stock”) were suspended. At September 30, 2003, accumulated dividends in arrears on New Preferred Stock totaled $1.1 million, or $8.92 per share. Since the Company failed to pay quarterly dividends for six consecutive quarters, the holders of New Preferred Stock are entitled to exercise their right to elect two directors to the Company’s Board until cumulative dividends have been paid in full. To exercise this right, the holders of the New Preferred Stock must follow certain prescribed actions set fourth in the Certificate of Designations of the Company’s New Preferred Stock. To date, the holders of the New Preferred Stock have not exercised this right. Dividends on outstanding shares of New Preferred Stock of FirstCity will be restricted until the Tranche II term loan is paid in full. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on New Preferred Stock will be paid in the foreseeable future.

     The Company has a $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates and matures in March 2005. At September 30, 2003, approximately $25 million was outstanding under this facility.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Management believes that the BoS(USA) loan facilities along with the liquidity from the Cargill facility, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

(3)  New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, FirstCity must apply the provisions of FIN 46 as of December 31, 2003. Based on the new criteria in the Interpretation, FIN 46 also requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the entity will consolidate or disclose information about variable interest entities when FIN 46 becomes effective. Although management is still evaluating the impact of FIN 46, the adoption is not expected to have a material effect. Presently the Company does not believe that any of its equity investments will qualify for consolidation in accordance with FIN 46.

     In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company currently has no derivatives or hedging relationships, and therefore, the adoption of SFAS 149 had no effect on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. As it relates to FirstCity, on July 1, 2003, the carrying value of the New Preferred Stock was $3.7 million and approximated fair value. Beginning with the third quarter of 2003, the New Preferred Stock is be presented as a liability in the consolidated financial statements and any related accretion of discount and dividends are charged to the consolidated results of operations.

     In November 2003, the FASB issued Staff Position, No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Staff Position 150-3”). Staff Position 150-3 defers the application of various provisions of SFAS 150 for specified mandatorily redeemable noncontrolling interests in consolidated limited-life entities. FirstCity has minority interests in various limited-life partnerships with a carrying value of $895 at September 30, 2003. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at September 30, 2003 is $949.

(4) Discontinued Operations

     The anticipated net realizable value of the Company’s investment in discontinued operations was $6,346 at September 30, 2003. During the third quarter of 2003, the Company received $1.4 million in cash flows from the Company’s residual interest in the FC Capital 1998-1 securitization trust. The Company recorded a provision of $.4 million in the first nine months of 2003 and $7.7 million in the first nine months of 2002 for additional losses from discontinued operations. The provisions primarily relate to reductions in anticipated future cash flows from securitization trusts due to increased expected prepayments and losses. The net assets from discontinued operations consist of the following:

	September 30,	December 31,
	2003	2002

Estimated future gross cash receipts on residual interests in securitizations	$6,577	$8,764
Accrual for loss on operations and disposal of discontinued operations, net	(231)	(1,000)

Net assets of discontinued operations	$6,346	$7,764

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. Although the liquidation or run-off of these investment securities will last longer than one year, the Company is contractually obligated to service the securitized assets. The Company has considered the estimated future gross cash receipts for such investment securities in the computation of the value of such investment securities. The cash flows are collected over a period of time and are valued using prepayment assumptions of 38% to 47% for fixed rate loans and 25% to 35% for variable rate loans. Overall loss rates are estimated from 3% to 11% of collateral.

(5) Portfolio Assets

     Portfolio Assets are summarized as follows:

	September 30,	December 31,
	2003	2002

Non-performing Portfolio Assets	$25,557	$39,241
Performing Portfolio Assets	2,979	7,761
Real estate Portfolios	887	1,242

Total Portfolio Assets	29,423	48,244
Adjusted purchase discount required to reflect Portfolio Assets at carrying value	(25,351)	(38,424)

Portfolio Assets, net	$4,072	$9,820

     Portfolio Assets are pledged to secure non-recourse notes payable.

(6) Loans Receivable from Acquisition Partnerships Held for Investment

     Loans receivable from Acquisition Partnerships held for investment consist primarily of loans from certain partnerships located in Mexico and France and are summarized as follows:

	September 30,	December 31,
	2003	2002

Mexico	$14,333	$16,399
France	3,246	—
Domestic	1,416	1,301

	$18,995	$17,700

     There were no provisions recorded on these loans during the first nine months of 2003 and 2002. The loans receivable from the Mexican partnerships are secured by the assets/loans acquired by the Mexican partnerships with purchase money loans provided by affiliates of the investors in the Mexican partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows are sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment are necessary. Equity method losses, which were recorded to reduce the loans and interest receivable from the Mexican partnerships, were $1.8 million and $2.1 million during the first nine months of 2003 and 2002, respectively, in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee. During the third quarter of 2003, the Company amended loan agreements with three Mexican partnerships to provide for no interest to be payable with respect to periods after the effective date of the amendment. This change had no impact on the consolidated net earnings as the effect is offset through equity earnings in the partnerships.

     At September 30, 2003, the Company has a $3.2 million loan receivable from one French Acquisition Partnership. This loan is secured by the assets/loans held by the Partnership and is evaluated for impairment in the same manner as the loans to the Mexican Partnerships described above. The results of this evaluation indicated that the cash flows from the underlying assets will be sufficient to repay the loan and no allowance for impairment is necessary.

(7) Equity Investments

     The Company has investments in Acquisition Partnerships and their general partners and investments in servicing entities that are accounted for under the equity method. The condensed combined financial position and results of operations of the Acquisition

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Partnerships (excluding servicing entities), which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized below:

Condensed Combined Balance Sheets

	September 30,	December 31,
	2003	2002

Assets	$518,124	$585,435

Liabilities	$463,232	$480,713
Net equity	54,892	104,722

	$518,124	$585,435

Equity investment in Acquisition Partnerships	$48,029	$46,029
Equity investment in servicing entities	3,932	3,247

	$51,961	$49,276

Condensed Combined Summary of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Proceeds from resolution of Portfolio Assets	$69,506	$46,473	$187,699	$221,106
Gain on resolution of Portfolio Assets	29,169	16,849	72,403	69,532
Interest income on performing Portfolio Assets	1,756	2,699	5,884	11,961
Net loss	(7,880)	(4,826)	(11,838)	(6,711)

Equity in earnings of Acquisition Partnerships	$3,007	$912	$8,135	$6,494
Equity in earnings of servicing entities	155	12	474	692

	$3,162	$924	$8,609	$7,186

     The assets and equity of the Acquisition Partnerships and FirstCity’s equity investments in the Acquisition Partnerships are summarized by geographic region below. The WAMCO Partnerships represent limited partnerships and limited liability companies in which the Company has a common ownership with Cargill. MinnTex Investment Partners LP is considered to be a significant subsidiary of FirstCity.

	September 30,	December 31,
	2003	2002

Assets:
Domestic:
WAMCO Partnerships	$186,529	$189,392
MinnTex Investment Partners LP	1,991	3,733
Other	15,728	15,758
Mexico	199,901	246,087
France	113,975	130,465

	$518,124	$585,435

Equity (deficit):
Domestic:
WAMCO Partnerships	$83,317	$80,059
MinnTex Investment Partners LP	1,857	3,569
Other	3,784	3,643
Mexico	(98,898)	(51,567)
France	64,832	69,018

	$54,892	$104,722

Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$32,131	$29,951
MinnTex Investment Partners LP	613	1,178
Other	2,258	2,316
Mexico	1,044	1,108
France	11,983	11,476

	$48,029	$46,029

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Domestic:
WAMCO Partnerships	$8,102	$5,688	$26,143	$37,069
MinnTex Investment Partners LP	3,200	1,918	9,908	3,915
Other	59	12	97	423
Mexico	7,113	8,807	19,251	29,554
France	12,979	3,695	24,425	12,334

	$31,453	$20,120	$79,824	$83,295

Net earnings (loss):
Domestic:
WAMCO Partnerships	$4,776	$2,210	$15,032	$23,936
MinnTex Investment Partners LP	2,841	1,232	8,751	2,423
Other	(184)	(83)	(414)	104
Mexico	(24,391)	(10,464)	(51,126)	(40,875)
France	9,078	2,279	15,919	7,701

	$(7,880)	$(4,826)	$(11,838)	$(6,711)

Equity in earnings (loss) of Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$1,599	$923	$5,284	$6,797
MinnTex Investment Partners LP	937	407	2,888	800
Other	(56)	(21)	(81)	214
Mexico	(1,104)	(812)	(2,774)	(2,726)
France	1,631	415	2,818	1,409

	$3,007	$912	$8,135	$6,494

     FirstCity also has an investment in Drive that is accounted for under the equity method. The condensed consolidated financial position and results of operations of Drive are summarized below:

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2003	2002

Cash	$25,551	$14,337
Restricted cash	41,124	12,124
Retail installment contracts, net	577,973	367,520
Residual interests in securitizations	37,435	63,202
Other assets	18,677	14,494

Total assets	$700,760	$471,677

Notes payable	$648,953	$434,422
Other liabilities	15,520	14,123

Total liabilities	664,473	448,545
Net equity	36,287	23,132

	$700,760	$471,677

Equity investment in Drive	$14,058	$9,066
Minority interest	(2,809)	(1,812)

Net investment in Drive	$11,249	$7,254

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidated Summary Of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Finance and other interest income	$50,349	$34,558	$135,834	$60,289
Interest expense	8,583	4,895	22,880	10,638

Net interest margin	41,766	29,663	112,954	49,651

Provision for credit losses on retail installment contracts	16,803	16,320	46,831	16,340
Impairment of residual interests in securitizations, including servicing asset	3,904	112	6,361	112

Net interest margin after provision for credit losses and impairments	21,059	13,231	59,762	33,199

Other revenues:
Servicing income	6,333	4,977	17,762	14,212
Other income	607	337	1,733	751

Total other revenues	6,940	5,314	19,495	14,963

Costs and expenses:
Salaries and benefits	11,397	9,832	34,483	30,279
Servicing expense	8,497	4,460	21,950	10,867
Occupancy, data processing, communication, and other	2,876	3,340	8,094	8,292

Total costs and expenses	22,770	17,632	64,527	49,438

Net income (loss)	$5,229	$913	$14,730	$(1,276)

Equity in earnings (loss) of Drive	$2,025	$353	$5,602	$(495)
Minority interest	(404)	(71)	(1,119)	99

Net equity in earnings (loss) of Drive	$1,621	$282	$4,483	$(396)

(8) Segment Reporting

     The Company is engaged in two reportable segments: (i) Portfolio Asset acquisition and resolution; and (ii) consumer lending. These segments have been segregated based on products and services offered. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries. The consumer lending business is conducted through the Company’s equity investment in Drive. Drive is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers. The following is a summary of results of operations for each of the segments and reconciliation to earnings from continuing operations for the three months and nine months ended September 30, 2003 and 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$3,574	$3,263	$11,167	$9,655
Gain on resolution of Portfolio Assets	112	225	1,079	925
Equity in earnings of investments	3,162	924	8,609	7,186
Interest income	598	1,240	2,767	3,899
Gain on sale of interest in equity investment	—	—	—	1,779
Other	405	491	888	1,588

Total	7,851	6,143	24,510	25,032
Expenses:
Interest and fees on notes payable	587	628	1,848	2,132
Salaries and benefits	2,972	2,809	9,117	7,298
Provision for loan and impairment losses	23	157	1	278
Occupancy, data processing, communication and other	1,492	1,581	4,062	4,754

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Minority interest	(32)	91	41	1,185

Total	5,042	5,266	15,069	15,647

Operating contribution before direct taxes	$2,809	$877	$9,441	$9,385

Operating contribution, net of direct taxes	$3,005	$849	$9,418	$9,350

Consumer Lending:
Revenues:
Equity in earnings (loss) of investment	$2,025	$353	$5,602	$(495)

Total	2,025	353	5,602	(495)
Expenses:
Interest and fees on notes payable	85	—	273	—
Occupancy, data processing, communication and other	21	2	33	10
Minority interest	404	71	1,119	(99)

Total	510	73	1,425	(89)

Operating contribution (loss) before direct taxes	$1,515	$280	$4,177	$(406)

Operating contribution (loss), net of direct taxes	$1,491	$280	$4,118	$(406)

Total operating contribution, net of direct taxes	$4,496	$1,129	$13,536	$8,944
Corporate Overhead:
Corporate interest expense	1,269	939	3,629	2,608
Salaries and benefits, occupancy, professional and other income and expenses, net	1,387	1,327	3,849	4,105

Earnings (loss) from continuing operations	$1,840	$(1,137)	$6,058	$2,231

     All of the revenues from the consumer lending segment are attributable to domestic operations. Revenues from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Domestic	$4,109	$3,361	$13,903	$15,322
Mexico	1,869	2,379	7,089	5,746
France	1,873	401	3,518	3,957
Other foreign	—	2	—	7

Total	$7,851	$6,143	$24,510	$25,032

     Total assets for each of the segments and a reconciliation to total assets is as follows:

	September 30,	December 31,
	2003	2002

Portfolio acquisition and resolution assets
Domestic	$40,515	$44,610
Mexico	15,412	17,542
France	20,069	15,592
Consumer assets	14,092	9,127
Deferred tax benefit, net	20,101	20,101
Cash	3,053	4,118
Other assets, net	8,827	7,602
Net assets of discontinued operations	6,346	7,764

Total assets	$128,415	$126,456

(9) Income Taxes

     Federal income taxes are provided at a 35% rate. The Company has substantial net operating losses (“NOLs”), which can be used to offset the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing a valuation allowance to value the net deferred tax asset at a level, which more likely than not, will be realized. Realization is determined based on

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

management’s expectation of generating sufficient taxable income in a look forward period over the next four years. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations prior to expiration of the NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

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

     FirstCity is obligated to pay BOS(USA) an arrangement fee related to the $16 million loan equal to 20% of all proceeds and other amounts paid to FirstCity from any sale or other disposition (regardless of when such sale or other disposition occurs) of, and of all dividends and other distributions paid to FirstCity by Drive or its general partner (regardless of when such dividend or other distribution occurs) on, its 20% interest in Drive, in each case in excess of $16 million in the aggregate. As of September 30, 2003 the Company has not accrued any amount related to this contingent liability. The Company’s maximum loss exposure related to this

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

contingency is the amount of the arrangement fee that would be calculated in the event the fair value of Drive exceeds $16 million in the future.

     The Company guarantees certain debt of a domestic Acquisition Partnership. In the event of default, the Company would assume losses related to this guarantee to the extent that they exceed the value of the collateral up to a maximum exposure of $.7 million as of September 30, 2003.

     The Company has recently discovered that it has issued more shares of its Common Stock than it should have under the terms of one of the Company’s employee benefit plans. The FirstCity 1995 Employee Stock Purchase Plan (the “Plan”) provides that 100,000 shares of Common Stock were available to employees of the Company, subject to appropriate adjustment for stock dividends, stock splits or combination of shares, recapitalization or other changes in the Company’s capitalization. The Company registered 100,000 shares of Common Stock that were to be issued under the Plan and such additional shares of Common Stock as would become issuable pursuant to the antidilution provisions of the Plan pursuant to a registration statement on Form S-8. The Company has issued a total of 138,578 shares of Common Stock under the Plan. The additional 38,578 shares of Common Stock were issued during 2000, 2001 and 2003 (including 227 shares during the quarter ended September 30, 2003) as a result of a misinterpretation of the adjustment provision by the employees administering the Plan.

     The average exercise price of options for the 38,578 additional shares issued under the Plan was $1.55 and the highest exercise price of options for such shares was $3.37. The closing price of the Common Stock as of November 11, 2003 was $4.27. The Company is currently evaluating the legal issues involved with this over-issuance of 38,578 shares of Common Stock in order to determine whether any securities laws have been violated, and, if so, how it will comply with such laws.

WAMCO PARTNERSHIPS

Combined Financial Statements
September 30, 2003
(Unaudited)

WAMCO PARTNERSHIPS

COMBINED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2003	2002

	(Dollars in thousands)
ASSETS
Cash	$12,238	$13,035
Portfolio Assets, net	151,987	147,686
Investments in partnerships	2,350	2,302
Investments in trust certificates	—	7,883
Deferred profit sharing	19,187	17,671
Other assets, net	767	815

	$186,529	$189,392

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable (including $43,739 and $46,137 to affiliates in 2003 and 2002, respectively)	$77,974	$79,891
Deferred compensation	22,194	21,706
Other liabilities (including $1,564 and $1,862 to affiliates in 2003 and 2002, respectively)	3,044	3,392

Total liabilities	103,212	104,989
Commitments and contingencies (note 8)
Preferred equity	—	4,344
Partners’ capital	83,317	80,059

	$186,529	$189,392

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Proceeds from resolution of Portfolio Assets	$17,563	$12,382	$64,048	$117,983
Cost of Portfolio Assets resolved	11,000	9,084	43,191	91,843

Gain on resolution of Portfolio Assets	6,563	3,298	20,857	26,140
Interest income on performing Portfolio Assets	1,262	1,926	4,194	9,515
Interest and fees on notes payable — affiliates	(589)	(839)	(2,109)	(4,312)
Interest and fees on notes payable — other	(394)	(592)	(1,361)	(1,496)
Provision for loan losses	(378)	(108)	(904)	(207)
Servicing fees — affiliate	(762)	(665)	(2,581)	(3,191)
General, administrative and operating expenses	(1,203)	(1,274)	(4,156)	(3,927)
Other income, net	277	464	1,092	1,414

Net earnings	$4,776	$2,210	$15,032	$23,936

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

			Class B
	Class A Equity		Equity

	General	Limited	Limited	General	Limited
	Partners	Partners	Partners	Partners	Partners	Total

			(Dollars in thousands)
Balance at December 31, 2001	$131	$6,402	$1,108	$1,082	$81,526	$90,249
Contributions	—	—	—	159	15,812	15,971
Distributions	(43)	(2,119)	(126)	(605)	(51,305)	(54,198)
Comprehensive income:
Net earnings	28	1,376	76	300	25,761	27,541
Unrealized net gain on securitizations	7	351	5	3	130	496

Total comprehensive income	35	1,727	81	303	25,891	28,037

Balance at December 31, 2002	123	6,010	1,063	939	71,924	80,059
Contributions	—	—	—	224	19,555	19,779
Distributions	(85)	(4,159)	(312)	(353)	(25,205)	(30,114)
Comprehensive income:
Net earnings	35	1,738	55	222	12,982	15,032
Unrealized net loss on securitizations	(21)	(1,018)	(5)	(17)	(378)	(1,439)

Total comprehensive income	14	720	50	205	12,604	13,593

Balance at September 30, 2003	$52	$2,571	$801	$1,015	$78,878	$83,317

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$15,032	$23,936
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of loan origination and commitment fees	335	414
Amortization of deferred profit sharing	1,796	661
Accretion of unrealized gain on trust certificates	(197)	(203)
Provision for loan losses	904	207
Gain on resolution of Portfolio Assets	(20,857)	(26,140)
Purchase of Portfolio Assets	(49,734)	(12,639)
Advances on Portfolio Asset lines of credit	(39,127)	—
Receipts on Portfolio Assets lines of credit	40,033	—
Capitalized costs on Portfolio Assets	(1,170)	(3,662)
Capitalized interest on Portfolio Assets	(742)	(654)
Proceeds from resolution of Portfolio Assets	64,048	117,983
Principal payments on Performing Portfolio Assets	8,246	20,554
Increase in deferred profit sharing	(3,312)	(2,704)
Increase in other assets	(225)	(17)
Increase in deferred compensation	3,312	2,704
Deferred compensation paid	(2,824)	(1,730)
Decrease in other liabilities	(348)	(849)

Net cash provided by operating activities	15,170	117,861
Cash flows from investing activities:
Contribution to subsidiaries	(48)	—
Change in trust certificates	676	1,291

Net cash provided by investing activities	628	1,291
Cash flows from financing activities:
Borrowing of debt – affiliates	31,569	24,564
Borrowing of debt	26,000	28,500
Repayment of debt – affiliates	(38,126)	(104,994)
Repayment of debt	(25,519)	(30,640)
Repayment of preferred equity	(184)	(192)
Capital contributions	19,779	8,198
Capital distributions	(30,114)	(50,016)

Net cash used in financing activities	(16,595)	(124,580)

Net decrease in cash	(797)	(5,428)
Cash at beginning of period	13,035	13,397

Cash at end of period	$12,238	$7,969

     Supplemental disclosure of cash flow information:

     Cash paid for interest was $2,972 and $5,460 for the nine months ended September 30, 2003 and 2002, respectively.

     Unrealized net gain (loss) on trust certificates recorded in partners’ capital was $(1,242) and $829 for the nine months ended September 30, 2003 and 2002, respectively.

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS
September 30, 2003
(Dollars in thousands)
(Unaudited)

(1) Basis of Presentation

     The unaudited combined financial statements of the WAMCO Partnerships reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the combined financial position at September 30, 2003, and the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and cash flows for the nine-month periods ended September 30, 2003 and 2002.

(2) Organization and Partnership Agreements

     The combined financial statements represent domestic limited partnerships and limited liability companies (“Acquisition Partnerships” or “Partnerships”) and include WAMCO III, Ltd. (“WAMCO III”); WAMCO IX, Ltd.; WAMCO XXIV, Ltd.; WAMCO XXV, Ltd.; WAMCO XXVI Ltd.; WAMCO XXVII Ltd.; WAMCO XXVIII Ltd. (“WAMCO XXVIII”); WAMCO XXIX, Ltd.; WAMCO XXX, Ltd.; WAMCO 31, Ltd. (“WAMCO 31”), Calibat Fund, LLC; First B Realty, Ltd.; First Paradee, Ltd.; FirstStreet Investments LLC (“FirstStreet”); FC Properties, Ltd. (“FC Properties”); and Community Development Investment, LLC. FirstCity Financial Corporation or its subsidiaries, FirstCity Commercial Corporation and FirstCity Holdings Corporation (together “FirstCity”), own limited partnership interests and participate as equity owners in the general partners in common with Cargill Financial Services, Inc. in all of the Partnerships. FC Properties and WAMCO XXVIII are considered significant subsidiaries of FirstCity.

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

     The partnership agreement for WAMCO III provides for Class A and Class B Equity partners. The Class A Equity partners are WAMCO III of Texas, Inc., FirstCity Commercial Corporation and CFSC Capital Corp. II, and the Class B Equity partner is CFSC Capital Corp. II. The Class B Equity limited partner is allocated 20% net income or loss, excluding equity earnings in FirstStreet, recognized by the partnership prior to allocation of net income or loss to the Class A Equity partners. Net earnings in FirstStreet are allocated to the Class A Equity partners in proportion to their respective ownership percentages. Net income or loss is credited or charged to the Class A Equity partners’ capital accounts in proportion to their respective capital account balances after the 20% allocation to the Class B Equity limited partner. Distributions are allocated using the same methodology as net income or loss. The Class B Equity limited partner is not required to make capital contributions.

     During September 2003, WAMCO XXIX, Ltd. was merged with and into WAMCO XXVII, Ltd. with WAMCO XXVII, Ltd being the surviving entity. Also during September 2003, Community Development Investment, LLC. was merged with and into WAMCO XXIV, Ltd. with WAMCO XXIV, Ltd being the surviving entity.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS – (Continued)

(3) Combining Financial Statements

     FC Properties and WAMCO XXVIII are considered significant subsidiaries of FirstCity. The following tables summarize the combining balance sheets and changes in partners’ capital of the WAMCO Partnerships as of September 30, 2003 and December 31, 2002, the related combining statements of operations for the three months and nine months ended September 30, 2003 and 2002, and combining cash flows for the nine months ended September 30, 2003 and 2002.

COMBINING BALANCE SHEETS
September 30, 2003

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

		(Dollars in thousands)
		(Unaudited)
ASSETS
Cash	$1,316	$924	$9,998	$12,238
Portfolio Assets, net	13,795	21,887	116,305	151,987
Investments in partnerships	—	—	2,350	2,350
Deferred profit sharing	19,187	—	—	19,187
Other assets, net	12	175	580	767

	$34,310	$22,986	$129,233	$186,529

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable	$—	$9,933	$68,041	$77,974
Deferred compensation	22,194	—	—	22,194
Other liabilities	349	1,227	1,468	3,044

Total liabilities	22,543	11,160	69,509	103,212
Partners’ capital	11,767	11,826	59,724	83,317

	$34,310	$22,986	$129,233	$186,529

Notes payable owed to affiliates included in above balances	$—	$—	$43,739	$43,739
Other liabilities owed to affiliates included in above balances	$—	750	814	1,564

COMBINING BALANCE SHEETS
December 31, 2002

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

		(Dollars in thousands)
		(Unaudited)
ASSETS
Cash	$1,484	$2,440	$9,111	$13,035
Portfolio Assets, net	15,182	32,341	100,163	147,686
Investments in partnerships	—	—	2,302	2,302
Investments in trust certificates	—	—	7,883	7,883
Deferred profit sharing	17,671	—	—	17,671
Other assets, net	5	346	464	815

	$34,342	$35,127	$119,923	$189,392

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable	$—	$18,882	$61,009	$79,891
Deferred compensation	21,706	—	—	21,706
Other liabilities	540	1,301	1,551	3,392

Total liabilities	22,246	20,183	62,560	104,989
Preferred equity	—	—	4,344	4,344
Partners’ capital	12,096	14,944	53,019	80,059

	$34,342	$35,127	$119,923	$189,392

Notes payable owed to affiliates included in above balances	$—	$—	$46,137	$46,137
Other liabilities owed to affiliates included in above balances	20	1,196	646	1,862

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS – (Continued)

COMBINING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2003

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

		(Dollars in thousands)
		(Unaudited)
Proceeds from resolution of Portfolio Assets	$2,682	$1,998	$12,883	$17,563
Cost of Portfolio Assets resolved	461	1,553	8,986	11,000

Gain on resolution of Portfolio Assets	2,221	445	3,897	6,563
Interest income on performing Portfolio Assets	—	262	1,000	1,262
Interest and fees expense – affiliates	—	(169)	(420)	(589)
Interest and fees expense – other	—	(145)	(249)	(394)
Provision for loan losses	(1)	(32)	(345)	(378)
Service fees – affiliate	(80)	(99)	(583)	(762)
General, administrative and operating expenses	(432)	(288)	(483)	(1,203)
Other income, net	—	2	275	277

Net earnings	$1,708	$(24)	$3,092	$4,776

COMBINING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2002

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

		(Dollars in thousands)
	(Unaudited)
Proceeds from resolution of Portfolio Assets	$99	$6,818	$5,465	$12,382
Cost of Portfolio Assets resolved	9	4,990	4,085	9,084

Gain on resolution of Portfolio Assets	90	1,828	1,380	3,298
Interest income on performing Portfolio Assets	—	611	1,315	1,926
Interest and fees expense – affiliates	—	(195)	(644)	(839)
Interest and fees expense – other	(9)	(321)	(262)	(592)
Provision for loan losses	—	—	(108)	(108)
Service fees – affiliate	(3)	(312)	(350)	(665)
General, administrative and operating expenses	(413)	(602)	(259)	(1,274)
Other income, net	6	7	451	464

Net earnings	$(329)	$1,016	$1,523	$2,210

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS – (Continued)

COMBINING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2003

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

		(Dollars in thousands)
		(Unaudited)
Proceeds from resolution of Portfolio Assets	$8,654	$11,255	$44,139	$64,048
Cost of Portfolio Assets resolved	1,954	8,467	32,770	43,191

Gain on resolution of Portfolio Assets	6,700	2,788	11,369	20,857
Interest income on performing Portfolio Assets	—	1,040	3,154	4,194
Interest and fees expense – affiliates	—	(495)	(1,614)	(2,109)
Interest and fees expense – other	—	(555)	(806)	(1,361)
Provision for loan losses	(1)	(206)	(697)	(904)
Service fees – affiliate	(259)	(481)	(1,841)	(2,581)
General, administrative and operating expenses	(2,533)	(490)	(1,133)	(4,156)
Other income, net	—	7	1,085	1,092

Net earnings	$3,907	$1,608	$9,517	$15,032

COMBINING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2002

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

		(Dollars in thousands)
		(Unaudited)
Proceeds from resolution of Portfolio Assets	$5,819	$43,141	$69,023	$117,983
Cost of Portfolio Assets resolved	1,698	31,026	59,119	91,843

Gain on resolution of Portfolio Assets	4,121	12,115	9,904	26,140
Interest income on performing Portfolio Assets	—	2,304	7,211	9,515
Interest and fees expense – affiliates	—	(1,625)	(2,687)	(4,312)
Interest and fees expense – other	(9)	(331)	(1,156)	(1,496)
Provision for loan losses	(17)	—	(190)	(207)
Service fees – affiliate	(175)	(1,385)	(1,631)	(3,191)
General, administrative and operating expenses	(1,571)	(1,270)	(1,086)	(3,927)
Other income, net	16	29	1,369	1,414

Net earnings	$2,365	$9,837	$11,734	$23,936

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS – (Continued)

COMBINING STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

		(Dollars in thousands)
		(Unaudited)
Balance at December 31, 2001	$12,024	$24,810	$53,415	$90,249
Contributions	—	—	15,971	15,971
Distributions	(2,596)	(20,668)	(30,934)	(54,198)
Net earnings	2,668	10,802	14,071	27,541
Unrealized net gain on securitizations	—	—	496	496

Total comprehensive income	2,668	10,802	14,567	28,037

Balance at December 31, 2002	12,096	14,944	53,019	80,059
Contributions	—	—	19,779	19,779
Distributions	(4,236)	(4,726)	(21,152)	(30,114)
Net earnings	3,907	1,608	9,517	15,032
Unrealized net loss on securitizations	—	—	(1,439)	(1,439)

Total comprehensive income	3,907	1,608	8,078	13,593

Balance at September 30, 2003	$11,767	$11,826	$59,724	$83,317

COMBINING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2003

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

		(Dollars in thousands)
		(Unaudited)
Cash flows from operating activities:
Net earnings	$3,907	$1,608	$9,517	$15,032
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of loan origination and commitment fees	—	131	204	335
Amortization of deferred profit sharing	1,796	—	—	1,796
Accretion of unrealized gain on trust certificates	—	—	(197)	(197)
Provision for loan losses	1	206	697	904
Gain on resolution of Portfolio Assets	(6,700)	(2,788)	(11,369)	(20,857)
Purchase of Portfolio Assets	—	—	(49,734)	(49,734)
Advances on Portfolio Asset lines of credit	—	—	(39,127)	(39,127)
Receipts on Portfolio Asset lines of credit	—	—	40,033	40,033
Capitalized costs on Portfolio Assets	(568)	(258)	(344)	(1,170)
Capitalized interest on Portfolio Assets	—	(81)	(661)	(742)
Proceeds from resolution of Portfolio Assets	8,654	11,255	44,139	64,048
Principal payments on Performing Portfolio Assets	—	2,120	6,126	8,246
Increase in deferred profit sharing	(3,312)	—	—	(3,312)
Decrease (increase) in other assets	(7)	40	(258)	(225)
Increase in deferred compensation	3,312	—	—	3,312
Deferred compensation paid	(2,824)	—	—	(2,824)
Decrease in other liabilities	(191)	(74)	(83)	(348)

Net cash provided by (used in) operating activities	4,068	12,159	(1,057)	15,170
Cash flows from investing activities:
Contribution to subsidiaries	—	—	(48)	(48)
Change in trust certificates	—	—	676	676

Net cash provided by investing activities	—	—	628	628
Cash flows from financing activities:
Borrowing of debt – affiliates	—	—	31,569	31,569
Borrowing of debt	—	—	26,000	26,000
Repayment of debt – affiliates	—	—	(38,126)	(38,126)
Repayment of debt	—	(8,949)	(16,570)	(25,519)
Repayment of preferred equity	—	—	(184)	(184)
Capital contributions	—	—	19,779	19,779
Capital distributions	(4,236)	(4,726)	(21,152)	(30,114)

Net cash provided by (used in) financing activities	(4,236)	(13,675)	1,316	(16,595)

Net increase (decrease) in cash	(168)	(1,516)	887	(797)
Cash at beginning of period	1,484	2,440	9,111	13,035

Cash at end of period	$1,316	$924	$9,998	$12,238

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$960	$2,012	$2,972

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS – (Continued)

COMBINING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2002

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net earnings	$2,365	$9,837	$11,734	$23,936
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of loan origination and commitment fees	—	44	370	414
Amortization of deferred profit sharing	661	—	—	661
Accretion of unrealized gain on trust certificates	—	—	(203)	(203)
Provision for loan losses	17	—	190	207
Gain on resolution of Portfolio Assets	(4,121)	(12,115)	(9,904)	(26,140)
Purchase of Portfolio Assets	—	—	(12,639)	(12,639)
Capitalized costs on Portfolio Assets	(1,381)	(2,134)	(147)	(3,662)
Capitalized interest on Portfolio Assets	—	(92)	(562)	(654)
Proceeds from resolution of Portfolio Assets	5,819	43,141	69,023	117,983
Principal payments on Performing Portfolio Assets	—	5,396	15,158	20,554
Increase in deferred profit sharing	(2,704)	—	—	(2,704)
(Increase) decrease in other assets	(7)	(304)	294	(17)
Increase in deferred compensation	2,704	—	—	2,704
Deferred compensation paid	(1,730)	—	—	(1,730)
Increase (decrease) in other liabilities	(61)	179	(967)	(849)

Net cash provided by operating activities	1,562	43,952	72,347	117,861
Cash flows from investing activities:
Change in trust certificates	—	—	1,291	1,291

Net cash provided by investing activities	—	—	1,291	1,291
Cash flows from financing activities:
Borrowing of debt – affiliates	—	—	24,564	24,564
Borrowing of debt	—	28,500	—	28,500
Repayment of debt – affiliates	—	(47,964)	(57,030)	(104,994)
Repayment of debt	—	(7,380)	(23,260)	(30,640)
Repayment of preferred equity	—	—	(192)	(192)
Capital contributions	—	—	8,198	8,198
Capital distributions	(2,595)	(19,099)	(28,322)	(50,016)

Net cash used in financing activities	(2,595)	(45,943)	(76,042)	(124,580)

Net decrease in cash	(1,033)	(1,991)	(2,404)	(5,428)
Cash at beginning of period	1,942	3,510	7,945	13,397

Cash at end of period	$909	$1,519	$5,541	$7,969

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$1,997	$3,463	$5,460

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS – (Continued)

(3) Portfolio Assets

     Portfolio Assets are summarized as follows:

	September 30, 2003

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

Non-performing Portfolio Assets	$—	$38,969	$154,110	$193,079
Performing Portfolio Assets	—	15,017	57,501	72,518
Real estate Portfolios	13,795	—	4,182	17,977

Total Portfolio Assets	13,795	53,986	215,793	283,574
Discount required to reflect Portfolio Assets at carrying value	—	(32,099)	(99,488)	(131,587)

Portfolio Assets, net	$13,795	$21,887	$116,305	$151,987

	December 31, 2002

	FC	WAMCO	Other
	Properties	XXVIII	Partnerships	Combined

Non-performing Portfolio Assets	$—	$60,386	$141,468	$201,854
Performing Portfolio Assets	—	20,404	59,461	79,865
Real estate Portfolios	15,182	—	1,129	16,311

Total Portfolio Assets	15,182	80,790	202,058	298,030
Discount required to reflect Portfolio Assets at carrying value	—	(48,449)	(101,895)	(150,344)

Portfolio Assets, net	$15,182	$32,341	$100,163	$147,686

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

(4) Interest Related to Residual Interest in Trust Certificates

     Residual certificates held by FirstStreet to which FirstStreet receives all the economic benefits and risks consist of retained interests in the amount of $0 and $7,883 at September 30, 2003 and December 31, 2002, respectively. FirstStreet recognized interest income on these certificates utilizing a yield of 21.5% for eight months ended August 31, 2003 and 20.9% for the nine months ended September 30, 2002. During September 2003 FirstStreet purchased the underlying assets from the trust. At the time of this purchase, these assets were included in the Performing Portfolio Assets at their remaining historical cost of $5,902 and the remaining balance for the adjustment to market value of $905 was reversed against its corresponding balance of unrealized net gain on securitizations in the FirstStreet’s equity.

(5) Deferred Profit Sharing and Deferred Compensation

     In connection with the formation of FC Properties, an agreement was entered into which provided for potential payments to the project manager based on a percentage of total estimated sales. An equal amount of deferred profit participation and deferred compensation is recorded based on such estimates with the deferred profit participation being amortized into expense in proportion to actual sales realized. No profit participation was paid until the limited partners recognized a 20% return on their investment. At September 30, 2003 and December 31, 2002, the estimated liability for this profit participation was $22,194 and $21,706, respectively, and was included in deferred compensation in the accompanying combined balance sheets. Additionally, amortization of $1,796 and $661 was recognized during the nine months ended September 30, 2003 and 2002, respectively, and has been included in general, administrative and operating expenses in the accompanying combined statements of operations.

     Effective March 31, 2001, the limited partners’ 20% return on their investment was met. Consequently, payments against the deferred compensation liability began in April 2001 and will continue thereafter. Payments in the amount of $2,824 and 1,730 were made to the project manager during the nine months ended September 30, 2003 and 2002, respectively.

(6) Transactions with Affiliates

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS – (Continued)

     Under the terms of the various servicing agreements between the Partnerships and FirstCity, FirstCity receives a servicing fee based on proceeds from resolution of the Portfolio Assets for processing transactions on the Portfolio Assets and for conducting settlement, collection and other resolution activities. Included in the accompanying combined statements of operations are $2,581 and $3,191 in servicing fees incurred by the Partnerships during the nine months ended September 30, 2003 and 2002, respectively.

(7) Preferred Equity

     In 1999, CFSC Capital Corp. XXX contributed $3,556 as preferred equity in Community Development Investment, LLC. This preferred equity was converted to a note payable on August 30, 2003. The balance converted was $4,159. The note agreement has terms similar to the preferred equity and a maturity date of August 30, 2006. The note agreement requires interest to be paid at a rate equal to the London Interbank Offering Rate (1.12% at September 30, 2003) plus 5%. Interest in the amount of $8 and $11 has been accrued at September 30, 2003 and December 31, 2002, respectively. Interest expense on the preferred equity totaled $180 (plus additional $21 after being converted to note payable) and $237 during the nine months ended September 30, 2003 and 2002, respectively. This interest expense is included in interest and fees on notes payable — affiliates in the accompanying combined statements of operations.

     On July 1, 2003, the Partnerships adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. At September 30, 2003, SFAS 150 had no impact on the combined financial statements since the preferred equity was converted to a note payable.

(8) Commitments and Contingencies

     WAMCO 31 owns a pool of loans that includes three lines of credit with a combined outstanding balance of $3.4 million at September 30, 2003. The maximum commitment associated with these lines was $9.4 million at September 30, 2003. After reserves and borrowing base requirements, the total availability was $1.9 million at September 30, 2003.

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

     The Company reported earnings from continuing operations for the three months and nine months ended September 30, 2003 of $1.8 million and $6.1 million, respectively. Net earnings to common stockholders were $1.8 million or $.16 per share on a basic and diluted basis for the quarter. For the nine months ended September 30, 2003, net earnings to common stockholders were $5.5 million or $.49 per share on a basic and diluted basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Portfolio Asset Acquisition and Resolution	$3,005	$849	$9,418	$9,350
Consumer	1,491	280	4,118	(406)
Corporate interest	(1,269)	(939)	(3,629)	(2,608)
Corporate overhead	(1,387)	(1,327)	(3,849)	(4,105)

Earnings (loss) from continuing operations	1,840	(1,137)	6,058	2,231
Accrued preferred dividends	—	(642)	(133)	(1,926)
Loss from discontinued operations	—	(5,700)	(420)	(7,700)

Net earnings (loss) to common shareholders	$1,840	$(7,479)	$5,505	$(7,395)

Results of Operations

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

Third Quarter 2003 Compared to Third Quarter 2002

     The Company reported earnings from continuing operations of $1.8 million in the third quarter of 2003. Net earnings to common stockholders were $1.8 million in the third quarter of 2003 compared to a loss of $7.5 million in the third quarter of 2002. On a per share basis, basic and diluted net earnings attributable to common stockholders were $.16 in the third quarter of 2003 compared to a loss of $.49 in the third quarter of 2002.

Portfolio Asset Acquisition and Resolution

     The operating contribution from the Portfolio Asset acquisition and resolutions segment was $3.0 million in the third quarter of 2003 compared to $.8 million in the third quarter of 2002. FirstCity purchased $39 million of Portfolio Assets during the third quarter of 2003 through the Acquisition Partnerships, compared to $51 million in acquisitions in the third quarter of 2002. FirstCity’s investment in these acquisitions was $3.9 million and $2.6 million in the third quarter of 2003 and 2002, respectively. There were no purchases of wholly owned Portfolio Assets during either period. FirstCity’s quarter end investment in wholly owned Portfolio Assets decreased to $4.1 million from $10.5 million at September 30, 2003 and 2002, respectively, with regular collections and sales from those Portfolios.

     Servicing fee revenues. Servicing fee revenues were flat from period to period. Service fees from the Mexican partnerships (including incentive servicing fees) increased $.4 million or 22% from $2.5 million in the third quarter of 2002 due to increased servicing responsibilities in Mexico as a result of bringing the majority of the servicing responsibilities in-house and not using third party servicers to provide the servicing function for the Mexican partnerships. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. Service fees from the domestic Acquisition Partnerships decreased from $1.2 million in the third quarter of 2002 to $1.1 million in 2003.

     Gain on resolution of Portfolio Assets. The net gain on resolution of Portfolio Assets decreased from $.2 million in the third quarter of 2002 to $.1 million in the third quarter of 2003. The weighted average gross profit percentage on the resolution of Portfolio Assets in the third quarter of 2003 declined to 6% as compared to 37% in the third quarter of 2002 primarily as a result of a payoff of five performing loans generating proceeds of $1.5 million and no gain.

     Equity in earnings of investments. Equity in earnings of Acquisition Partnerships increased 230% to $3.0 million in the third quarter of 2003 compared to $.9 million in the third quarter of 2002. The Acquisition Partnerships reflected a combined loss of $7.9 million in the third quarter of 2003 compared to a combined loss of $4.8 million in the third quarter of 2002. Following is a discussion of equity earnings by geographic region.

•	Domestic — Equity in earnings of domestic Acquisition Partnerships increased 89% to $2.5 million in the third quarter of 2003 from $1.3 million in 2002 primarily due to a $.5 million increase in equity earnings from MinTex Investment Partners LP that began operations in 2002 and $.5 million in equity earnings from one WAMCO partnership that began operations in 2003.

•	Mexico — Equity in losses of Mexican Acquisition Partnerships were $1.1 million in the third quarter of 2003 compared to $.8 million in 2002. These partnerships reflected losses of $24.4 million in the third quarter of 2003 compared to a $10.5 million loss in 2002. The partnerships recorded foreign exchange losses of $14 million in the third quarter of 2003 compared to foreign exchange losses of $8 million in 2002. Interest expense of $12 million and $13 million were recorded during the third quarter of 2003 and 2002, respectively. This interest is owed to affiliates of the investors of these partnerships, of which FirstCity recorded $.4 million and $.9 million, respectively, as interest income. Excluding effects of foreign currency transactions and interest expense, these partnerships reflected adjusted net earnings of $2.1 million in the third quarter of 2003 compared to $10.0 million in 2002, which is primarily due to the Mexican partnerships receiving $4.6 million or 22% less collections in the third quarter of 2003 compared to 2002. Also, in the third quarter of 2002, two Mexico partnerships recorded approximately $9 million of deferred tax income as a result of net operating losses in those entities. The Company continues to see opportunities to invest in Mexico that are favorable taking into consideration the currency risk and continues to monitor the foreign currency exposure on a daily basis and evaluate the advisability of hedging these investments through analysis of currency forecasts, the cost of hedging those investments and the available liquidity to do so.

•	France — Equity in earnings of Acquisition Partnerships located in France increased from $.4 million in the third quarter of 2002 to $1.6 million in the third quarter of 2003. This increase is principally due to the addition of three French Partnerships during 2002 and two in 2003, which accounted for $1.0 million in equity in earnings in the first nine months of 2003.

     Interest income. Interest income decreased 52% from $1.2 million in the third quarter of 2002 to $.6 million in the third quarter of 2003 primarily due to the Company amending three loan agreements from Acquisition Partnerships located in Mexico to provide for no interest to be payable with respect to periods after the effective date of the amendment. This change had no impact on the consolidated net earnings as the effect is offset through equity earnings in these Partnerships.

     Other income. Other income was flat from quarter to quarter.

     Expenses. Operating expenses were relative flat from quarter to quarter.

     Interest and fees on notes payable was flat from quarter to quarter. The average debt for the quarter decreased to $27.1 million in the third quarter of 2003 from $28.6 million in the third quarter of 2002.

     Salaries and benefits increased $.2 million, or 6%, due to increased servicing personnel in Mexico. Total personnel within the Portfolio Asset acquisition and resolution segment increased from 172 to 236 at September 30, 2002 and 2003, respectively, with the personnel in Mexico increasing from 97 to 173. FirstCity also recorded additional servicing fee revenues with the increased servicing responsibilities in Mexico.

     The provision for loan and impairment losses totaled $23,000 in the third quarter of 2003 compared to $157,000 in the third quarter of 2002.

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

     There were no provisions recorded on loans receivable from Acquisition Partnerships during the third quarter of 2003 and 2002. The loans receivable from the Mexican partnerships are secured by the assets/loans acquired by the Mexican partnerships with purchase money loans provided by affiliates of the investors in the Mexican partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.

     Occupancy, data processing, communication and other expenses was flat from quarter to quarter.

     Minority interest income was $32,000 in the third quarter of 2003 compared to expense of $91,000 in 2002. In December 2002, FirstCity acquired the minority interest in FirstCity Holdings as part of a recapitalization, and in April 2003, acquired the minority interest in MCSFC LP.

Consumer Lending

     FirstCity’s consumer lending segment consists of the Company’s net investment in Drive. The operating contribution for the third quarter of 2003 was $1.5 million compared to $.3 million during the third quarter of 2002. Drive recorded net income of $5.2 million in the third quarter of 2003 compared to $.9 million in the third quarter of 2002. Drive’s inventory of retail installments contracts has grown from $311 million at September 30, 2002 to $578 million at September 30, 2003. Consequently, net interest margin after provision for credit losses and impairments at Drive rose from $13.2 million to $21.1 million during the third quarter of 2002 and 2003, respectively. The provisions for impairment on residual assets of $3.9 million was related to higher losses and delinquencies as a result of market and general economic conditions and are more prevalent in pools of loans originated prior to September 2001. Recent market conditions do indicate initial signs of improvement but Drive Management continues to monitor trends in cash flow and performance to determine the impact upon the need for additional provisions.

Other Items Affecting Operations

     The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.

     Corporate interest and overhead. Company level interest expense increased by 35% to $1.3 million in the third quarter of 2003 from $.9 million in the third quarter of 2002 primarily due to increased effective interest costs. Other corporate overhead expenses were flat from period to period.

     Income taxes. Benefit for income taxes was $171,000 in the third quarter of 2003 and primarily related to state income taxes on FirstCity’s operations in Minnesota, which began in April 2002. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the third quarters of 2003 and 2002.

     Discontinued Operations. The Company recorded a provision of $5.7 million in the third quarter of 2002 for additional losses from discontinued operations. No provision was required in the third quarter 2003. The provision in 2002 primarily related to a decrease in the estimated future gross cash receipts on residual interests in securitizations. These securities are in “run-off,” and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. The decrease in the estimated future gross cash receipts was partially a result of the actual losses exceeding the losses projected by the valuation model. In addition, prepayment assumptions increased to take into consideration the lower market rates and higher than predicted actual prepayments over the past quarter. As the securities “run off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

First Nine Months of 2003 Compared to First Nine Months of 2002

     The Company reported earnings from continuing operations of $6.1 million in the first nine months of 2003. Net earnings to common stockholders were $5.5 million in the first nine months of 2003 compared to a loss of $7.4 million in the first nine months of 2002. On a per share basis, basic and diluted net earnings attributable to common stockholders were $.49 in the first nine months of 2003 compared to a loss of $.88 in the first nine months of 2002.

Portfolio Asset Acquisition and Resolution

     The operating contribution was $9.4 million in the first nine months of 2003 and 2002. FirstCity purchased $72 million of Portfolio Assets during the first nine months of 2003 through the Acquisition Partnerships, compared to $121 million in acquisitions in the first nine months of 2002. FirstCity’s investment in these acquisitions was $15.3 million and $11.7 million in the first nine months of 2003 and 2002, respectively. There were no purchases of wholly owned Portfolio Assets during either period. FirstCity’s quarter end investment in wholly owned Portfolio Assets decreased to $4.1 million from $10.5 million at September 30, 2003 and 2002, respectively, with regular collections from those Portfolios.

     Servicing fee revenues. Servicing fee revenues increased 16% from $9.7 million in the first nine months of 2002 to $11.2 million in 2003. Service fees from the Mexican partnerships (including incentive service fees) increased $2.2 million or 42% with increased servicing responsibilities in Mexico as a result of bringing the majority of the servicing responsibilities in-house and not using third party servicers to provide the servicing function for the Mexican partnerships. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. Service fees from the domestic Acquisition Partnerships decreased from $4.4 million in the first nine months of 2002 to $3.7 million in 2003. In June 2002, three domestic Acquisition Partnerships completed a bulk loan sale of performing and non-performing Portfolio Assets with a carrying value of $59 million for proceeds of $71 million. As a result of the sale, FirstCity recorded servicing fee revenues of $.9 million. In June 2003, FirstCity and several Acquisition Partnerships completed another loan sale of performing and non-performing Portfolio Assets with a carrying value of $8.3 million for proceeds of $10.0 million, resulting in $.3 million of service fees.

     Gain on resolution of Portfolio Assets. The net gain on resolution of Portfolio Assets increased from $.9 million in the first nine months of 2002 to $1.1 million in the first nine months of 2003. The gross profit percentage on the resolution of Portfolio Assets in the first nine months of 2003 was 17% as compared to 31% in the first nine months of 2002 as a result of a payoff of five performing loans generating proceeds of $1.5 million and no gain.

     Equity in earnings of investments. Equity in earnings of Acquisition Partnerships increased 25% to $8.1 million in the first nine months of 2003 compared to $6.5 million in the first nine months of 2002. The Acquisition Partnerships reflected a net loss of $11.8 million in the first nine months of 2003 compared to $6.7 million in the first nine months of 2002. Following is a discussion of equity earnings by geographic region.

•	Domestic — Equity in earnings of domestic Acquisition Partnerships was $8.1 million in the first nine months of 2003 compared to $7.8 million in 2002. Equity in earnings in MinnTex Investment Partners LP, which began operations in April 2002, was $2.9 million in the first nine months of 2003 compared to $.8 million in 2002. Also, equity in earnings in the

WAMCO partnerships declined $1.5 million or 22% primarily due a bulk loan sale of performing and non-performing Portfolio Assets with a carrying value of $59 million for proceeds of $71 million.

•	Mexico — Equity in loss of Mexican Acquisition Partnerships was $2.8 million in the first nine months of 2003 compared to $2.7 million in 2002. These partnerships reflected a loss of $51.1 million in the first nine months of 2003 compared to $40.9 million in 2002. The partnerships recorded foreign exchange losses of $20.4 million in the first nine months of 2003 compared to $17.9 million in 2002. Interest expense of $37.0 million and $41.6 million were recorded during the first nine months of 2003 and 2002, respectively. This interest is owed to the investors of these partnerships, of which FirstCity recorded $2.1 million and $3.0 million, respectively, as interest income. Excluding effects of foreign currency transactions and interest expense, these partnerships reflected adjusted net earnings of $6.3 million in the first nine months of 2003 compared to $18.6 million in 2002, which is primarily due to the Mexican partnerships receiving $22.9 million or 33% less collections in the first nine months of 2003 compared to 2002. The Company continues to see opportunities to invest in Mexico that are favorable taking into consideration the currency risk and continues to monitor the foreign currency exposure on a daily basis and evaluate the advisability of hedging these investments through analysis of currency forecasts, the cost of hedging those investments and the available liquidity to do so.

•	France — Equity in earnings of Acquisition Partnerships located in France increased 100% to $2.8 million in the first nine months of 2003 compared to $1.4 million in 2002. This increase is principally due to the addition of three French Partnerships during 2002 and two in 2003, which accounted for $1.6 million in equity in earnings in the first nine months of 2003. In addition, the Company sold in June 2002 its investment in eight French Partnerships, which accounted for $.4 million in equity in earnings in the first nine months of 2002. During the first nine months of 2003, FirstCity also recorded $.8 million in foreign currency transaction gains (included in other expenses) relating to investments in France as the euro relative to the dollar appreciated from 1.05 at December 31, 2002 to 1.16 at September 30, 2003.

     Interest income. Interest income decreased 29% from $3.9 million in the first nine months of 2002 to $2.8 million in the first nine months of 2003 primarily due to the Company amending three loan agreements from Acquisition Partnerships located in Mexico to provide for no interest to be payable with respect to periods after the effective date of the amendment.. This change had no impact on the consolidated net earnings as the effect is offset through equity earnings in these Partnerships.

     Gain on Sale of interest in equity investments. In the June 2002, FirstCity sold its investment in eight French Acquisition Partnerships for $3.4 million resulting in a gain of $1.8 million.

     Other income. Other income decreased 44% from $1.6 million in the first nine months of 2002 to $.9 million in the first nine months of 2003 primarily due to a $.7 million gain on the early extinguishment of debt recorded in 2002.

     Expenses. Operating expenses decreased $.6 million or 4%, primarily due to reductions in minority interest expense, interest and other expenses, offset by increases in salaries and benefits in Mexico.

     Interest and fees on notes payable decreased 13% to $1.8 million in the first nine months of 2003 from $2.1 million in 2002. The average debt decreased to $26.4 million in the first nine months of 2003 from $33.6 million in the first nine months of 2002. This decrease in debt balances was partially offset by increased effective interest costs of 9.4% in the first nine months of 2003 compared to 8.5% in 2002.

     Salaries and benefits increased $1.8 million, or 25%, due to increased servicing personnel in Mexico. Total personnel within the Portfolio Asset acquisition and resolution segment increased from 172 to 236 at September 30, 2002 and 2003, respectively, with the personnel in Mexico increasing from 97 to 173. FirstCity also recorded additional servicing fee revenues with the increased servicing responsibilities in Mexico.

     The provision for loan and impairment losses was $1,000 in the first nine months of 2003 and includes a $61,000 recovery on one real estate Portfolio. The provision for loan and impairment losses totaled $.3 million in the first nine months of 2002.

     Minimal provisions were recorded in the first nine months of 2003 and 2002 for performing or non-performing Portfolios as the economic conditions during that period did not negatively impact the Company’s expectation of future cash flows.

     The Company recorded permanent valuation impairments of $.2 million in the first nine months of 2002 on two real estate Portfolios due to deterioration of property values and market conditions, as well as additional expected disposal costs.

     Occupancy, data processing, communication and other expenses declined $.7 million or 15% primarily due to net foreign currency gains of $.7 million in the first nine months of 2003 compared to $89,000 in 2002.

     Minority interest expense was $1.2 million in the first nine months of 2002. In December 2002, FirstCity acquired the minority interest in FirstCity Holdings as part of a recapitalization, and in April 2003, acquired the minority interest of MCSFC LP.

Consumer Lending

     FirstCity’s consumer lending segment consists of the Company’s net investment in Drive. The operating contribution for the first nine months of 2003 was $4.1 million compared to a loss of $.4 million during the first nine months of 2002. Drive recorded net income of $14.7 million in the first nine months of 2003 compared to a loss of $1.3 million in the first nine months of 2002. Drive’s inventory of retail installments contracts has grown from $311 million at September 30, 2002 to $578 million at September 30, 2003. Consequently, net interest margin after provision for credit losses and impairments at Drive rose from $33.2 million to $59.8 million during the first nine months of 2002 and 2003, respectively. The provisions for impairment on residual assets of $6.3 million for the nine months was related to higher losses and delinquencies as a result of market and general economic conditions and are more prevalent in pools of loans originated prior to September 2001. Recent market conditions do indicate initial signs of improvement but Drive Management continues to monitor trends in cash flow and performance to determine the impact upon the need for additional provisions.

Other Items Affecting Operations

     The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.

     Corporate interest and overhead. Company level interest expense increased by 39% to $3.6 million in the first nine months of 2003 from $2.6 million in the first nine months of 2002 due to increased effective interest costs. Other corporate overhead expenses were flat from period to period.

     Income taxes. Provision for income taxes was $83,000 in the first nine months of 2003 and primarily related to state income taxes on FirstCity’s operations in Minnesota, which began in April 2002. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the first nine months of 2003 and 2002.

     Discontinued Operations. The Company recorded a provision of $.4 million in the first nine months of 2003 for additional losses from discontinued operations compared to $7.7 million in 2002. The additional provisions primarily relate to a decrease in the estimated future gross cash receipts on residual interests in securitizations. These securities are in “run-off,” and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. The decrease in the estimated future gross cash receipts is partially a result of the actual losses exceeding the losses projected by the valuation model. In addition, prepayment assumptions have increased to take into consideration the lower market rates and higher than predicted actual prepayments over the past quarter. As the securities “run off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

Portfolio Asset Acquisition and Resolution

     Aggregate acquisitions by the Company are as follows (dollars in thousands):

	Purchase	FirstCity
	Price	Investment

First nine months of 2003	$71,508	$15,295
Total 2002	171,769	16,717
Total 2001	224,927	24,319

	Purchase	FirstCity
	Price	Investment

Total 2000	394,927	22,140
Total 1999	210,799	11,203

     The following table presents selected information regarding the revenues and expenses of the Company’s Portfolio Asset acquisition and resolution business:

Analysis of Selected Revenues and Expenses
Portfolio Asset Acquisition and Resolution

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income from Portfolio Assets and Loans Receivable:
Average investment in Portfolio Assets and loans receivable:
Domestic	$6,014	$12,347	$7,921	$13,564
Mexico	15,226	18,274	15,153	19,236
France	3,486	—	1,394	—

Total	$24,726	$32,453	$24,468	$32,800

Income from Portfolio Assets and loans receivable:
Domestic	$241	$485	$1,616	$1,769
Mexico	414	947	2,147	2,953
France	47	—	64	—

Total	$702	$1,432	$3,827	$4,722

Average return (annualized):
Domestic	16.0%	15.7%	27.2%	17.4%
Mexico	10.9%	20.7%	18.9%	20.5%
France	5.4%	—	6.1%	—
Total	11.4%	17.7%	20.9%	19.2%
Servicing fee revenues:
Domestic partnerships:
$ Collected	$23,646	$26,653	$88,341	$162,864
Servicing fee revenue	1,121	1,249	3,703	4,399
Average servicing fee %	4.7%	4.7%	4.2%	2.7%
Mexico partnerships:
$ Collected	$16,331	$20,895	$46,356	$69,245
Servicing fee revenue	2,348	1,792	7,227	4,778
Average servicing fee %	14.4%	8.6%	15.6%	6.9%
Incentive service fees	$105	$222	$237	$478
Total Service Fees:
$ Collected	$39,977	$47,548	$134,697	$232,109
Servicing fee revenue	3,574	3,263	11,167	9,655
Average servicing fee %	8.9%	6.9%	8.3%	4.2%
Personnel:
Personnel expenses	$2,972	$2,809	$9,117	$7,298
Number of personnel (at period end):
Domestic	58	70
Mexico	178	102
Interest expense:
Average debt	$27,076	$28,617	$26,354	$33,609
Interest expense	587	628	1,848	2,132
Average cost (annualized)	8.7%	8.8%	9.4%	8.5%

     The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships:

Analysis of Selected Revenues and Expenses
Acquisition Partnerships

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Gain on resolution of Portfolio Assets	$29,169	$16,849	$72,403	$69,532
Gross profit percentage on resolution of Portfolio Assets	41.97%	36.26%	38.57%	31.45%
Interest income	$1,756	$2,699	$5,884	$11,961
Other income	528	572	1,537	1,802
Interest expense(1):
Interest expense	$13,648	$14,322	$42,197	$48,121
Average cost (annualized)	15.22%	14.55%	14.74%	15.16%
Other expenses:
Service fees	4,719	3,199	14,160	14,271
Other operating costs	6,838	3,816	15,820	11,358
Foreign currency loss	14,350	7,894	20,440	17,914
Income taxes	(222)	(4,285)	(955)	(1,658)

Total other expenses (income)	25,685	10,624	49,465	41,885

Net earnings (loss)	$(7,880)	$(4,826)	$(11,838)	$(6,711)

Equity in earnings of Acquisition Partnerships	$3,007	$912	$8,135	$6,494
Equity in earnings of Servicing Entities	155	12	474	692

	$3,162	$924	$8,609	$7,186

(1)	Interest expense includes interest on loans to the Acquisition Partnerships located in Mexico from affiliates of the investor groups. The rates on these loans range from 19% to 20%. The average cost on debt excluding the Mexican Acquisition Partnerships was 5.1% and 5.9% for the three months ended September 30, 2003 and 2002, respectively and 5.4% and 6.2% for the nine months ended September 30, 2003 and 2002, respectively.

Consumer Lending

     The following table presents selected information regarding consumer lending:

Analysis of Selected Data
Consumer Lending

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Retail installment contracts acquired	$128,688	$100,430	$382,513	$314,611
Origination characteristics:
Face value to wholesale value	96.02%	98.07%	97.84%	99.69%
Weighted average coupon	20.99%	20.93%	20.98%	21.02%
Purchase discount (% of face value)	17.72%	15.02%	17.43%	15.41%
Servicing portfolio
Owned	$113,046	$170,387
Securitized	695,707	493,371

Total	$808,753	$663,758

Owned — number of contracts	9,865	14,568
Securitized — number of contracts	65,745	44,497

Total number of contracts	75,610	59,065

Defaults (% of original loan balance at time of default)	22.01%	18.73%
Net losses on defaults after recovery	11.47%	9.30%
Delinquencies (% of total serviced portfolio)	5.92%	7.53%

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

     As a part of the recapitalization, BoS(USA) provided a non-recourse loan in the amount of $16 million to FirstCity which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity’s debt to the Senior Lenders. The $16 million loan is secured by a 20% interest in Drive (64.51% of FirstCity’s remaining 31% interest in Drive) and other assets of Consumer Corp. In connection with the $16 million loan, FirstCity is obligated to pay an arrangement fee to BoS(USA) equal to 20% of all amounts received by FirstCity in excess of $16 million from any sale or other disposition of FirstCity’s 20% interest in Drive and all dividends and other distributions paid by Drive or its general partner on FirstCity’s 20% interest in Drive. Management of the Company believes the value of FirstCity’s 20% ownership interest of Drive does not exceed $16 million as of September 30, 2003.

     In connection with the recapitalization, the Senior Lenders refinanced the remainder of the Company’s debt facilities ($44 million outstanding at September 30, 2003). The Senior Lenders also provided new financing to FirstCity, with a total commitment of up to $59 million, consisting of (a) a $5 million revolving credit loan and (b) an acquisition term loan in an amount up to $54 million ($20 million available at September 30, 2003). The aggregate amount of outstanding loans under the total commitment by the Senior Lenders for the refinancing and the new financing at any time may not exceed $77 million.

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

     FirstCity has a $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates and matures in March 2005. At September 30, 2003, approximately $25 million was outstanding under this facility.

     In June 2003, James R. Hawkins, Chairman of the Board and James T. Sartain, President and Chief Executive Officer executed a note purchase agreement with a wholly-owned subsidiary, which obligates them to purchase a note executed by the subsidiary to a bank in the principal amount of $2.7 million ($1.1 million outstanding at September 30, 2003) if a default occurs under the note within thirty days of written request by the bank.

     Drive has a warehouse line of credit with BoS(USA), which provides borrowings up to $250 million (increased from $200 million in February 2003). Drive’s obligation under this arrangement at September 30, 2003 was $97 million. The debt is secured by Drive’s retail installment contracts and has been extended to February 2004.

     Drive also has a warehouse line of credit agreement with Variable Funding Capital Corporation, a subsidiary of First Union National Bank, which provides borrowings up to $100 million. Drive’s obligation under the arrangement at September 30, 2003 was zero. The debt will be secured by Drive’s retail installment contracts and terminates September 2004.

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

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships and the term and warehouse facilities of Drive, as of September 30, 2003, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $122 million and outstanding borrowings of $92 million.

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

     The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of November 12, 2003 and the outstanding borrowings under such facilities as of September 30, 2003.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	November 12,	September 30,		Other Terms
	2003	2003	Interest Rate	and Conditions

	(Dollars in millions)
FirstCity
Company Senior Facility:
Revolving Line of Credit	$5	$1	LIBOR + 2.75%	Secured by the assets
				of the Company,
				matures December 2003
Portfolio Acquisition
Loan (Term)	20	4	LIBOR + 2.75%	Secured by the assets
				of the Company,
				matures November 2006
Tranche I (Term)	32	32	Prime + 2.5%	Secured by the assets
				of the Company,
				matures December 2006
Tranche II (Term)	12	12	Fixed at 8.77%	Secured by the assets

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	November 12,	September 30,		Other Terms
	2003	2003	Interest Rate	and Conditions

				of the Company,
				matures December 2007
Commercial Corp.
Term facility	1	1	LIBOR + 1.0%	Secured by existing
				Portfolio Assets,
				matures January 2004
Equity investment facility	35	25	Maximum of Fixed at	Acquisition facility
			8.5% or LIBOR + 4.5%	for the investment in
				future Acquisition
				partnerships, matures
				March 2005
Unsecured loans	1	1	Fixed at 4.5% to 7.0%
Consumer Corp.
Term loan	16	16	LIBOR + 1.0%	Secured by equity
				interest in Drive,
				matures December 2007,
				non-recourse

Total	$122	$92

Unconsolidated
Acquisition
Partnerships term
Facilities(1)	$135	$135	Various rates	Secured by Portfolio
				Assets, various
				maturities
Unconsolidated
Drive
Warehouse Facility	$250	$97	Prime - .75%	Secured by warehouse
				inventory, matures
				February 2004
Warehouse Facility	100	—	Rate based on	Secured by warehouse
			Commercial paper rates	inventory, matures
			combined with Certain	September 2004
			facility fees
Bonds payable	492	492	Fixed at 1.09% To	Secured by retail
			4.09%	installment Contracts,
				various maturities
				through October 2009
Subordinate capital
Facility	65	54	Fixed at 16%	Secured by all assets
				of Drive, matures
				February 2006
Term Facility	6	6	LIBOR + 1%;	Secured by residual
				interests, matures
				February 2004

	$913	$649

(1)	In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Mexican Acquisition Partnerships also have term debt of approximately $237 million outstanding as of September 30, 2003 owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $14 million as Loans Receivable on the Consolidated Balance Sheets.

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

     The Company currently has investments in Mexico and France. In France, the Company’s investments are in the form of equity and represent a significant portion of the Company’s total equity investments. As of September 30, 2003, one U.S. dollar equaled .86 Euros as compared to .95 at December 31, 2002. A sharp change of the Euro relative to the U.S. dollar could materially adversely affect the consolidated financial position and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates. A 5% and 10% incremental depreciation of the Euro would result in an estimated decline in the valuation of the Company’s equity investments in France of approximately $.7 million and $1.4 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Euro relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

     In Mexico, approximately 95% of the Company’s investments in Mexico are made through U.S. dollar denominated loans to the Partnerships located in Mexico. The remaining investment is in the form of equity in these same Partnerships. The loans receivable are required to be repaid in U.S. dollars. Although the U.S. dollar balance of these loans will not change due to a change in the Mexican peso, the future estimated cash flows of the underlying assets in Mexico could become less valuable as a result of a change in the exchange rate for the Mexican peso, and thus could affect the overall total returns to the Company on these investments. As of September 30, 2003, one U.S. dollar equaled 10.93 Mexican pesos as compared to 10.31 at December 31, 2002. A 5% and 10% incremental depreciation of the peso would result in an estimated decline in the valuation of the Company’s total investments in Mexico of approximately $.7 million and $1.4 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Mexican peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

Item 4. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

     FirstCity was not involved in any material legal proceedings as of September 30, 2003.

Item 2. Changes in Securities and Use of Proceeds

     The Company has recently discovered that it has issued more shares of its Common Stock than it should have under the terms of one of the Company’s employee benefit plans. The FirstCity 1995 Employee Stock Purchase Plan (the “Plan”) provides that 100,000 shares of Common Stock were available to employees of the Company, subject to appropriate adjustment for stock dividends, stock splits or combination of shares, recapitalization or other changes in the Company’s capitalization. The Company registered 100,000 shares of Common Stock that were to be issued under the Plan and such additional shares of Common Stock as would become issuable pursuant to the antidilution provisions of the Plan pursuant to a registration statement on Form S-8. The Company has issued a total of 138,578 shares of Common Stock under the Plan. The additional 38,578 shares of Common Stock were issued during 2000, 2001 and 2003 (including 227 shares during the quarter ended September 30, 2003) as a result of a misinterpretation of the adjustment provision by the employees administering the Plan.

     The average exercise price of options for the 38,578 additional shares issued under the Plan was $1.55 and the highest exercise price of options for such shares was $3.37. The closing price of the Common Stock as of November 11, 2003 was $4.27. The Company is currently evaluating the legal issues involved with this over-issuance of 38,578 shares of Common Stock in order to determine whether any securities laws have been violated, and, if so, how it will comply with such laws.

Item 3. Defaults Upon Senior Securities

     In the first quarter of 1999, dividends on the Company’s adjusting rate preferred stock were suspended. At September 30, 2003, accumulated dividends in arrears on such preferred stock totaled $1.1 million, or $8.92 per share.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Exhibit
Number		Description of Exhibit

2.1	—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

2.2	—	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of

Exhibit
Number		Description of Exhibit

the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

4.1	—	Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

9.1	—	Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

10.1	—	Note Agreement, dated as of June 6, 1997, among Bosque Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque Investment Realty Partners, L.P. and Bankers Trust Company of California, N.A. (incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.2	—	Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998)

10.3	—	First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).

10.4	—	Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.34 of the Company’s Form 10-Q dated August 16, 1999, filed with the Commission on August 16, 1999).

10.5	—	Amended and Restated Loan Agreement, dated December 20, 1999, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 22, 1999, filed with the Commission on December 28, 1999).

10.6	—	Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein by reference to Exhibit 10.40 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

Exhibit
Number		Description of Exhibit

10.7	—	Contribution and Assumption Agreement by and between Consumer Corp. and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.41 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.8	—	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.9	—	Second Amendment to Amended and Restated Loan Agreement, dated December 20, 1999, by and among the Company, as borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.10	—	Receivables Financing Agreement, dated August 18, 2000, among Drive BOS LP, Drive Financial Services LP, each Lender, IFA Inc. and Wells Fargo Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.44 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.11	—	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.12	—	Second Amendment, dated as of February 16, 2001, to the Receivables Financing Agreement, dated as of August 18, 2000, among Drive BOS LP, Drive Financial Services LP the Lenders party thereto, IPA Incorporated and Wells Fargo Bank Minnesota, NA (incorporated herein by reference to Exhibit 10.46 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.13	—	Subordinate Capital Loan Agreement, dated as of February 16, 2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and IFA Incorporated (incorporated herein by reference to Exhibit 10.47 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.14	—	Amended and Restated Amendment #4 (Option and Option Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 18, 2002, filed with the Commission on January 18, 2002).

10.15	—	Letter Agreement, dated November 26, 2002, between FirstCity Consumer Lending Corporation and The Governor and Company of the Bank of Scotland, including Form of Promissory Note to be executed by FirstCity Consumer Lending Corporation,

Exhibit
Number		Description of Exhibit

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

     (b)  Reports on Form 8-K.

     On August 14, 2003, the Company filed a Current Report on Form 8-K to disclose a press release announcing the Company’s second quarter 2003 results.

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

J. Bryan Baker
Senior Vice President and Chief
Financial Officer
(Duly authorized officer and
principal financial and accounting
officer of the Registrant)

Dated: November 14, 2003

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