Form 10-K
period 2003-12-31
FIRSTCITY FINANCIAL CORP
filed 2004-03-30
CIK 828678

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The number of shares of common stock outstanding at March 17, 2004 was 11,193,687. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of the common stock on the Nasdaq National Market System, was approximately $56,619,552.

FIRSTCITY FINANCIAL CORPORATION

FORWARD LOOKING INFORMATION

      This Annual Report on Form 10-K may contain forward-looking statements. The factors identified under “Risk Factors” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, FirstCity Financial Corporation (the “Company” or “FirstCity”).

      When any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words “believe,” “expect,” “estimate,” “project,” “anticipate” and similar expressions identify forward-looking statements.

PART I

Item 1.	Business

General

      FirstCity, a Delaware corporation, is a financial services company headquartered in Waco, Texas with offices throughout the United States and Mexico and a presence in France and South America. The Company began operating in 1986 as a specialty financial services company focused on acquiring and resolving distressed loans and other assets purchased at a discount relative to the aggregate unpaid principal balance of the loans or the appraised value of the other assets (“Face Value”). To date the Company has acquired, for its own account and through various affiliated partnerships, pools of assets or single assets (collectively referred to as “Portfolio Assets” or “Portfolios”) with a Face Value of approximately $7.5 billion. The Company’s servicing expertise, which it has developed largely through the resolution of distressed assets, is a cornerstone of its growth strategy. Today the Company is engaged in two principal businesses: (i) Portfolio Asset acquisition and resolution and (ii) consumer lending through the Company’s minority investment in Drive Financial Services, LP (“Drive”). See Note 8 of the Company’s Consolidated Financial Statements for certain financial information about these two segments of the Company.

Business Strategy

      The Company’s core business is the acquisition, management, servicing and resolution of Portfolio Assets. Key elements of the Company’s overall business strategy include:

•	Increasing the Company’s investments in Portfolio Assets acquired from financial institutions and government agencies, both for its own account or through investment entities formed with Cargill Financial Services Corporation (“Cargill”, “CFSC” or “Cargill Financial”) or one or more other co-investors, thereby capitalizing on the expertise of partners whose skills complement those of the Company.

•	Identifying and acquiring, through non-traditional niche sources, distressed assets that meet the Company’s investment criteria, which may involve the utilization of special acquisition structures.

•	Acquiring, managing, servicing and resolving Portfolio Assets in certain international markets, either separately or in partnership with others, including Cargill.

•	Capitalizing on the Company’s servicing expertise to enter into new markets with servicing agreements that provide for reimbursement of costs of entry and operations plus an incentive servicing fee after certain thresholds are met without requiring substantial equity investments.

•	Retaining a minority interest investment in Drive.

•	Maximizing growth in operations, thereby permitting the utilization of the Company’s net operating loss carryforwards (“NOLs”).

Background

      The Company began operating in the financial service business in 1986 as a purchaser of distressed assets from the Federal Deposit Insurance Corporation (“FDIC”) and the Resolution Trust Corporation (“RTC”). From its original office in Waco, Texas, with a staff of four professionals, the Company’s asset acquisition and resolution business grew to become a significant participant in an industry fueled by the problems experienced by banks and thrifts throughout the United States. In the late 1980s, the Company also began acquiring assets from healthy financial institutions interested in eliminating nonperforming assets from their portfolios. The Company began its relationship with Cargill in 1991. Since that time, the Company and Cargill have formed a series of acquisition partnerships through which they have jointly acquired over $6.6 billion in face value of Portfolio Assets.

      In July 1995, the Company acquired by merger (the “Merger”) First City Bancorporation of Texas, Inc. (“FCBOT”), a former bank holding company that had been engaged in a proceeding under Chapter 11 of the United States Bankruptcy Code since November 1992. As a result of the Merger, the common stock of the Company became publicly held and the Company received $20 million of additional equity capital and entered into an incentive-based servicing agreement to manage approximately $300 million in assets for the benefit of the former equity holders of FCBOT. In addition, as a result of the Merger, the Company retained FCBOT’s rights to approximately $596 million in net operating loss carry forwards (“NOLs”), which the Company believes it can use to offset taxable income generated by the Company and its consolidated subsidiaries.

      Following the Merger, the Company adopted a growth and diversification strategy designed to capitalize on its servicing and credit expertise to expand into additional financial service businesses. To that end, in July 1997 the Company acquired Harbor Financial Group, Inc. and its subsidiaries (collectively referred to as “Mortgage Corp.”), a company engaged in the residential and commercial mortgage banking business since 1983. During 1997, the Company also expanded into related niche financial services markets, such as mortgage conduit banking, conducted through FC Capital Corp. (“Capital Corp.”), a subsidiary of the Company, and consumer finance, conducted through FirstCity Consumer Lending Corporation (“Consumer Corp.”), a subsidiary of the Company.

      Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Mortgage Corp. and Capital Corp. These entities comprised the operations that were previously reported as the Company’s mortgage banking operations. Because the Company formally adopted plans to discontinue the operations of Mortgage Corp. and Capital Corp., and operations at each such entity have ceased, the results of historical operations have been reflected as discontinued operations.

      On October 14, 1999, Harbor Financial Group, Inc. (“Harbor Parent”), Harbor Financial Mortgage Corporation (“Harbor”) and four subsidiaries of Harbor filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. On December 14, 1999, these bankruptcy proceedings were converted to liquidation proceedings under Chapter 7 of the United States Bankruptcy Code. John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings (the “Trustee”), initiated adversary proceedings on May 25, 2001 against FirstCity and various current and former directors and officers of FirstCity and Mortgage Corp. alleging breach of fiduciary duties, mismanagement, and self-dealing by FirstCity and Harbor directors and officers, and improper transfer of funds from the Harbor related entities to FirstCity. The claims also included fraudulent and preferential transfer of assets of the Harbor entities, fraud and conspiracy. The Trustee, FirstCity, the other defendants and the insurers providing Director’s and Officer’s Insurance coverage for FirstCity and its subsidiaries (the “Insurers”) settled the claims brought in the adversary proceedings with the approval of the Bankruptcy Court. Under the terms of the settlement agreement, the Trustee released the defendants, their affiliates and subsidiaries from any and all claims which were brought or could have been brought by the Trustee against any of the defendants, any past and present officers and directors of FirstCity or any affiliates or subsidiaries of FirstCity.

      As a result of the liquidity constraints created by the discontinued operations of Mortgage Corp. and Capital Corp., in the third quarter of 2000, Consumer Corp. completed the sale of a 49% equity interest in its automobile finance operation to IFA Drive GP Holdings LLC (“IFA-GP”) and IFA Drive LP Holdings LLC (“IFA-LP”), wholly-owned subsidiaries of BoS(USA), Inc. (“BoS(USA)”), a wholly-owned subsidiary of Bank of Scotland (together with BoS(USA), the “Senior Lenders”), for a purchase price of $15 million cash. The transaction generated $75 million in cash and resulted in a gain of $12.1 million ($4 million was deferred and recognized in the December 2002 recapitalization discussed below). Simultaneously, the Senior Lenders and the Company completed a debt restructure whereby the Company reduced the outstanding debt under its senior and subordinate facilities from $113 million to approximately $44 million. The Company also retired approximately $6.4 million of debt owed to other lenders.

      In December 2002, FirstCity completed a recapitalization in which holders of FirstCity’s redeemable preferred stock, par value $.01 per share (“New Preferred Stock”), representing 89.3% of the 1,222,901 shares previously outstanding, exchanged 1,092,210 shares of New Preferred Stock for 2,417,388 shares of common stock and $10.5 million. Upon the completion of the recapitalization, 130,691 shares of New Preferred Stock remained outstanding. As a result, common equity was increased by $18.9 million. FirstCity also recognized the $4 million gain (previously deferred) from the release of its guaranty of Drive’s indebtedness to BoS(USA). BoS(USA)’s warrant to purchase 1,975,000 shares of non-voting common stock was cancelled. FirstCity also acquired the minority interest in FirstCity Holdings held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom are Senior Vice Presidents of FirstCity, by issuing 400,000 shares of common stock of the Company and a note payable with an imputed balance of $1.3 million at December 31, 2003. This note is to be paid from incentive servicing fees received from the Mexican Acquisition Partnerships, with an aggregate payout to the note holders not to exceed $3.2 million.

      As a part of the recapitalization, BoS(USA) provided a non-recourse loan in the amount of $16 million to FirstCity which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity’s debt to the Senior Lenders. The $16 million loan is secured by a 20% interest in Drive (64.51% of FirstCity’s remaining 31% interest in Drive) and certain other assets of Consumer Corp. for the sole purpose of allowing BoS(USA) to realize upon the 20% Drive interest in the event of default by FirstCity. In connection with the $16 million loan, FirstCity is obligated to pay an arrangement fee to BoS(USA) equal to 20% of all amounts received by FirstCity in excess of $16 million from any sale or other disposition of FirstCity’s 20% interest in Drive and all dividends and other distributions paid by Drive or its general partner on FirstCity’s 20% interest in Drive.

Portfolio Asset Acquisition and Resolution

      In the Portfolio Asset acquisition and resolution business, FirstCity acquires and resolves portfolios of performing and nonperforming commercial and consumer loans and other assets that are generally acquired at a discount to Face Value. Purchases may be in the form of pools of assets or single assets. Performing assets are those as to which debt service payments are being made in accordance with the original or restructured terms of such assets. Nonperforming assets are those as to which debt service payments are not being made in accordance with the original or restructured terms of such assets, or as to which no debt service payments are being made. Portfolios are designated as nonperforming unless substantially all of the assets comprising the Portfolio are performing. Once a Portfolio has been designated as either performing or nonperforming, such designation is generally not changed for accounting purposes regardless of the performance of the assets comprising the Portfolio. Portfolios are either acquired for FirstCity’s own account or through investment entities formed with Cargill or one or more other co-investors (each such entity, an “Acquisition Partnership”). See “— Relationship with Cargill”. To date, FirstCity and the Acquisition Partnerships have acquired over $7.5 billion in Face Value of assets, with FirstCity’s equity investment being $258 million.

Sources of Assets Acquired

      In the early 1990s large quantities of nonperforming assets were available for acquisition from the RTC and the FDIC. Since 1993, sellers of nonperforming assets have included private sellers as well as government agencies such as the Small Business Administration. Private sellers include financial institutions, insurance companies, and other institutional lenders, both in the United States and in various foreign countries. As a result of mergers, acquisitions and corporate downsizing efforts, other business entities frequently seek to dispose of excess real estate or other financial assets not meeting the strategic needs of a seller. Sales of such assets improve the seller’s balance sheet, reduce overhead costs, reduce staffing requirements and avoid management and personnel distractions associated with the intensive and time-consuming task of resolving loans and disposing of real estate. Consolidations within a broad range of industries, especially banking, have augmented the trend of financial institutions and other sellers packaging and selling asset portfolios to investors as a means of disposing of nonperforming loans or other surplus or non-strategic assets.

Portfolio Assets

      FirstCity acquires and manages Portfolio Assets, which are generally purchased at a discount to Face Value by FirstCity or through Acquisition Partnerships. The Portfolio Assets are generally nonhomogeneous assets, including loans of varying qualities that are unsecured or secured by diverse collateral types and real estate. Some of the secured Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on real estate, business assets or other collateral cash flow. Consumer loans may be secured (by real or personal property) or unsecured. Portfolio Assets may be designated as performing or nonperforming. FirstCity generally expects to resolve Portfolio Assets within five years after purchase.

      To date, a substantial majority of the Portfolio Assets acquired by FirstCity have been designated as nonperforming. FirstCity seeks to resolve nonperforming Portfolio Assets through (i) a negotiated settlement with the borrower in which the borrower pays all or a discounted amount of the loan, (ii) conversion of the loan into a performing asset through extensive servicing efforts followed by either a sale of the loan to a third party or retention of the loan by FirstCity or the Acquisition Partnership or (iii) foreclosure and sale of the collateral securing the loan.

      FirstCity has substantial experience acquiring, managing and resolving a wide variety of asset types and classes. As a result, it does not limit itself as to the types of Portfolios it will evaluate and purchase. FirstCity’s willingness to acquire Portfolio Assets is generally determined by factors including the information that is available regarding the assets in a Portfolio, the price at which the Portfolio can be acquired and the expected net cash flows from the resolution of such assets. FirstCity and the Acquisition Partnerships have acquired Portfolio Assets in virtually all 50 states, the Virgin Islands, Puerto Rico, Chile, France, Germany, Japan and Mexico. FirstCity believes that its willingness to acquire nonhomogeneous Portfolio Assets without regard to geographic location provides it with an advantage over certain competitors that limit their activities to either a specific asset type or geographic location.

      FirstCity also seeks to capitalize on emerging opportunities in foreign countries in which the market for nonperforming loans of the type generally purchased by FirstCity is less efficient than the market for such assets in the United States. Through December 31, 2003, FirstCity has acquired, with Cargill and a local French partner, eighteen Portfolios in France consisting of approximately 32,000 assets for an aggregate purchase price of approximately $389 million. These assets had a Face Value of approximately $1.6 billion. FirstCity’s share of the equity interest in the Portfolios acquired in France ranges from 10% to 33.5% and FirstCity has made a total equity investment in these Portfolios of approximately $38 million. FirstCity owns a 10% interest in MCS et Associates (“MCS”), a French asset servicing company, and FirstCity is, in conjunction with MCS and Cargill, actively pursuing opportunities to purchase additional pools of Portfolio Assets in France and other areas of Western Europe. In addition, FirstCity owns 100% of a Mexican asset servicing company, which has offices in Guadalajara and Mexico City, Mexico, that facilitates FirstCity’s participation in acquisition of Portfolios in Mexico. Through December 31, 2003, FirstCity and its various partners have acquired ten Portfolios in Mexico consisting of an aggregate of approximately 51,000 assets for an aggregate purchase price of approximately $432 million. These assets had a Face Value of approximately $2.3 billion. FirstCity’s share of the equity interest in the Portfolios acquired in Mexico ranges from 3.2% to 25%, and FirstCity has made a total investment in these Portfolios of approximately $32 million.

      The following table presents selected data for the Portfolio Assets acquired by FirstCity

Portfolio Assets

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Face Value	$386,895	$702,019	$766,904
Total purchase price	$129,192	$171,769	$224,927
Total equity invested	$64,303	$66,932	$139,273
FirstCity equity invested(1)	$22,944	$16,717	$24,319
Total number of Portfolio Assets	10,056	11,453	8,099

(1)	Includes investments made in the form of equity and notes receivable from the Acquisition Partnerships payable to affiliates of the Company.

Sources of Portfolio Assets

      FirstCity develops its Portfolio Asset opportunities through a variety of sources. The activities or contemplated activities of expected sellers are publicized in industry publications and through other similar sources. FirstCity also maintains relationships with a variety of parties involved as sellers or as brokers or agents for sellers. Many of the brokers and agents concentrate by asset type and have become familiar with FirstCity’s acquisition criteria and periodically approach FirstCity with identified opportunities. In addition, repeat business referrals from Cargill or other co-investors in Acquisition Partnerships, repeat business from previous sellers, focused marketing by FirstCity and the nationwide presence of FirstCity are important sources of business.

      FirstCity identifies investment opportunities in foreign markets in much the same manner as in the United States. In varying degrees of volume and efficiency, the markets of Europe, Asia, and Latin America all include sellers of nonperforming assets. In some countries, such as Mexico, the government has taken a very active role in the management and orderly disposition of these types of assets. FirstCity’s established presence in Mexico and France provides a strong base for the identification, valuation, and acquisition of assets in those countries, as well as in adjacent markets. FirstCity continues to identify partners who have contacts within various foreign markets and or can assist in locating Portfolio Asset opportunities with FirstCity.

Asset Analysis and Underwriting

      Prior to making an offer to acquire any Portfolio, FirstCity performs an extensive evaluation of the assets that comprise the Portfolio. If, as is often the case, the Portfolio Assets are nonhomogeneous, FirstCity will evaluate all individual assets determined to be significant to the total of the proposed purchase. If the Portfolio Assets are homogenous in nature, a sample of the assets comprising the Portfolio may be selected for evaluation. The evaluation of individual assets generally includes analyzing the credit and collateral file or other due diligence information supplied by the seller. Based upon such seller-provided information, FirstCity will undertake additional evaluations of the asset, that, to the extent permitted by the seller, will include site visits to, and environmental reviews of the property securing the loan or the asset proposed to be purchased. FirstCity will also analyze relevant local economic and market conditions based on information obtained from its prior experience in the market or from other sources, such as local appraisers, real estate principals, realtors and brokers.

      The evaluation further includes an analysis of an asset’s projected cash flow and sources of repayment, including the availability of third party guarantees. FirstCity values loans (and other assets included in a portfolio) on the basis of its estimate of the present value of estimated cash flow to be derived in the resolution process. Once the cash flow estimates for a proposed purchase and the financing and partnership structure, if any, are finalized, FirstCity can complete the determination of its proposed purchase price for the targeted Portfolio Assets. Purchases are subject to purchase and sale agreements between the seller and the purchasing affiliate of FirstCity.

      The analysis and underwriting procedure in foreign markets follows the same extensive diligence philosophy as that employed by the Company domestically. Additional risks are evaluated in foreign markets, including property value economic factors (inflation or deflation), currency strength, short and long-term market stability and political concerns. These risks are evaluated and priced into the cost of the acquisition.

Servicing

      After a Portfolio is acquired, FirstCity assigns the Portfolio Assets to account servicing officers who are independent of the personnel that performed the due diligence evaluation in connection with the purchase of the Portfolio. Portfolio Assets are serviced either at the Company’s headquarters or in one of FirstCity’s other offices. FirstCity may establish servicing operations in locations in close proximity to significant concentrations of Portfolio Assets. Such offices are reviewed for closing after the assets in the geographic region surrounding the office are substantially resolved. The assigned account servicing officer develops a business plan and budget for each asset based upon an independent review of the cash flow projections developed during the investment evaluation, physical inspections of assets or collateral underlying the related loans, evaluation of local market conditions and discussions with the relevant borrower. Budgets are periodically reviewed and revised as necessary. FirstCity employs loan-tracking software and other operational systems that are generally similar to systems used by commercial banks, but which have been enhanced to track both the collected and the projected cash flows from Portfolio Assets.

      FirstCity services all of the Portfolio Assets owned for its own account, all of the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, certain Portfolio Assets owned by third parties. In connection with the Acquisition Partnerships in the United States, FirstCity generally earns a servicing fee, which is a percentage of gross cash collections generated rather than a management fee based on the Face Value of the asset being serviced. The rate of servicing fee charged is generally a function of the average Face Value of the assets within each pool being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range), the type of assets and the level of servicing required on each asset. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. The Company also has certain consulting contracts with its Mexican investment entities pursuant to which the Company is entitled to additional compensation for servicing once a specified return to the investors has been achieved. The Acquisition Partnerships in France are serviced by MCS in which the Company maintains a 10% equity interest.

Structure and Financing of Portfolio Asset Purchases

      Portfolio Assets are either acquired for the account of a subsidiary of FirstCity or through the Acquisition Partnerships. Portfolio Assets owned directly by a subsidiary of FirstCity may be funded with loans made by FirstCity to its subsidiaries, equity financing provided by an affiliate of Cargill, BoS(USA) or other third parties and secured debt that is recourse only to the Acquisition Partnership.

      Each Acquisition Partnership is a separate legal entity, (generally a limited partnership, but may instead be a limited liability company, trust, corporation or other type of entity). FirstCity and an investor typically form a corporation to serve as the corporate general partner of each Acquisition Partnership. Generally, for domestic Acquisition Partnerships, FirstCity and another investor each own 50% of the general partner and a 49.5% limited partnership interest in the domestic Acquisition Partnership (the general partner owns the other 1% interest). Cargill or its affiliates are the investor in the vast majority of the Acquisition Partnerships currently in existence. See “— Relationship with Cargill.” Certain institutional investors have also held limited partnership interests in the Acquisition Partnerships and may hold interests in the related corporate general partners.

      The Acquisition Partnerships are generally financed by debt, secured only by the assets of the individual entity, and are nonrecourse to the Company, its co-investors and the other Acquisition Partnerships. FirstCity believes that this legal structure insulates the Company and the other Acquisition Partnerships from certain potential risks, while permitting FirstCity to share in the economic benefits of each Acquisition Partnership.

      Senior secured acquisition financing currently provides the majority of the funding for the purchase of Portfolios. FirstCity and the Acquisition Partnerships have relationships with a number of senior lenders including Cargill. Senior acquisition financing is obtained at variable interest rates ranging from LIBOR to prime based pricing with negotiated spreads to the base rates. The final maturity of the senior secured acquisition debt is normally two years from the date of funding of each advance under the facility. The terms of the senior acquisition debt of the Acquisition Partnerships often allow, under certain conditions, distributions to equity partners before the debt is repaid in full.

      Prior to maturity of the senior acquisition debt, the Acquisition Partnerships typically refinance the senior acquisition debt with long-term debt secured by the assets of the partnership. Such long-term debt generally accrues interest at a lower rate than the senior acquisition debt, has collateral terms similar to the senior acquisition debt, and permits distributions of excess cash flow generated by the Acquisition Partnership to the equity partners so long as the partnership is in compliance with applicable financial covenants.

      In foreign markets, FirstCity conducts analysis with respect to the establishment of ownership structures. Prior to investment, FirstCity, in conjunction with its co-investors, performs significant due diligence and planning on the tax, licensing, and other ownership issues of the particular country. As in the United States, each foreign Acquisition Partnership is a separate legal entity, generally formed as the equivalent of a limited liability company or a liquidating trust. Over the years, FirstCity has cultivated successful relationships with several investors in its international acquisitions.

Relationship with Cargill

      Cargill, a diversified financial services company, is a wholly owned subsidiary of Cargill, Incorporated, which is generally regarded as one of the world’s largest privately held corporations and has offices worldwide. Cargill and its affiliates provide significant debt and equity financing to the Acquisition Partnerships. In addition, FirstCity believes its relationship with Cargill significantly enhances FirstCity’s credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into related businesses and foreign markets.

      Under a Right of First Refusal Agreement and Due Diligence Reimbursement Agreement effective as of January 1, 1998, as amended (the “Right of First Refusal Agreement”) among the Company, FirstCity Servicing Corporation, Cargill and its wholly owned subsidiary CFSC Capital Corp. II (“CFSC”), if the Company receives an invitation to bid on or otherwise obtains an opportunity to acquire interests in loans, receivables, real estate or other assets located in the United States, Canada, Latin America, or the Caribbean in which the aggregate amount to be bid exceeds $4 million, or $500 thousand for consumer assets, the Company is required to follow a prescribed notice procedure pursuant to which CFSC has the option to participate in the proposed purchase by requiring that such purchase or acquisition be effected through an Acquisition Partnership formed by the Company and Cargill (or an affiliate). The Right of First Refusal Agreement does not prohibit the Company from holding discussions with entities other than CFSC regarding potential joint purchases of interests in loans, receivables, real estate or other assets, provided that any such purchase is subject to CFSC’s right to participate in the Company’s share of the investment. The Right of First Refusal Agreement further provides that, subject to certain conditions, CFSC will pay to the Company a monthly amount to cover due diligence expense, plus 50% of the third party due diligence expenses incurred by the Company in connection with proposed asset purchases. The Right of First Refusal Agreement is a restatement and extension of a similar agreement entered into among the Company, certain members of the Company’s management and Cargill in 1992. The Right of First Refusal Agreement has a termination date of February 1, 2006 and will renew automatically for an additional year on an annual basis thereafter unless either party gives notice to the other of its desire to discontinue the arrangement six months prior to the termination date.

      Future increases in the Company’s investments in Portfolio Assets acquired from institutions and government agencies may be obtained through investment entities formed with Cargill, whereby Cargill shares a general partner interest, thereby capitalizing on the expertise of Cargill whose skills complement those of the Company.

Business Strategy

      Historically, FirstCity has leveraged its expertise in asset resolution and servicing by investing in a wide variety of asset types across a broad geographic scope. FirstCity continues to follow this investment strategy and seeks expansion opportunities into new asset classes and geographic areas when it believes it can achieve attractive risk adjusted returns. The following items are significant elements of FirstCity’s business strategy in the portfolio acquisition and resolution business:

•	Traditional markets. FirstCity believes it will continue to invest in Portfolio Assets acquired from financial institutions and government agencies, both for its own account or through investment entities formed with Cargill or one or more other co-investors.

•	Niche markets. FirstCity believes it will continue to pursue profitable private market niches in which to invest. The niche investment opportunities that FirstCity has pursued to date include (i) the acquisition of improved or unimproved real estate, including excess retail sites, and (ii) periodic purchases of single financial or real estate assets from banks and other financial institutions with which FirstCity has established relationships, and from a variety of other sellers that are familiar with the Company’s reputation for acting quickly and efficiently.

•	Foreign markets. FirstCity believes that the foreign markets for Portfolio Assets are less developed than the U.S. market, and therefore provide a greater opportunity to achieve attractive risk adjusted returns. FirstCity has purchased Portfolio Assets in France, Japan (sold in 1999) and Mexico and expects to continue to seek purchase opportunities outside of the United States.

Consumer Lending

      The Company historically conducted all of its consumer receivable origination activities through Consumer Corp. Consumer Corp.’s focus had been on the origination and servicing of sub-prime consumer automobile loans. Such loans are extended to borrowers who evidence an ability and willingness to repay credit, but have experienced an adverse event, such as a job loss, illness or divorce, or have had past credit problems, such as delinquency, bankruptcy, repossession or charge-offs. In the third quarter of 2000, Consumer Corp. formed Drive and transferred the entire operations of its automobile finance platform to Drive. Consumer Corp. sold a 49% equity interest in Drive to IFA-GP and IFA-LP, subsidiaries of BoS(USA), a wholly owned subsidiary of Bank of Scotland. See “Background” for additional information related to formation and structure of Drive. As a result of the sale, the majority of Consumer Corp.’s operations have been accounted for under the equity method since August 1, 2000.

      Drive is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers. Drive acquires retail installment contracts principally from manufacturer-franchised dealers in connection with their sale of used and new automobiles and light duty trucks to “sub-prime” customers with limited credit histories or past credit problems. At the present, Drive does not extend credit directly to consumers, nor does it purchase retail installment contracts from other financial institutions.

      During 2002, Drive elected not to use gain on sale treatment when assets were securitized. Instead, Drive pursued a strategy to grow the balance sheet and record interest income from loans and interest expense on the related debt as incurred to build an earnings stream over time.

Government Regulation

      Portfolio Asset Acquisition and Resolution — Certain aspects of the Company’s Portfolio Asset acquisition and resolution business are subject to regulation under various federal, state and local statutes and regulations that impose requirements and restrictions affecting, among other things, disclosures to obligors, the terms of secured transactions, collection, repossession and claims handling procedures, multiple qualification and licensing requirements for doing business in various jurisdictions, and other trade practices.

      Consumer Lending — Numerous federal and state consumer protection laws and related regulations impose substantial requirements upon lenders and servicers involved in consumer finance. These laws include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board’s Regulations B and Z, state adaptations of the National Consumer Act and of the Uniform Consumer Credit Code, and state motor vehicle retail installment sales acts, retail installment sales acts and other similar laws. Also, state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions.

      In addition, as an affiliate of BoS(USA), Drive is subject to regulatory oversight by the Federal Reserve Bank and the Office of the Comptroller of Currency, who may periodically review the operations of Drive when examining the safety and soundness of BOS(USA)’s and Bank of Scotland’s operations in the United States.

Competition

      Portfolio Asset Acquisition and Resolution — The Portfolio Asset acquisition business is highly competitive. Some of the Company’s principal competitors are substantially larger and better capitalized than the Company. Because of these resources, these companies may be better able than the Company to acquire Portfolio Assets, to pursue new business opportunities or to survive periods of industry consolidation. Generally, there are three aspects of the distressed asset business: due diligence, Portfolio management, and servicing. The Company is a major participant in all three areas. In comparison, certain of its competitors (including certain securities and banking firms) have historically competed primarily as portfolio purchasers and have customarily engaged other parties to conduct due diligence on potential Portfolio purchases and to service acquired assets, and certain other competitors (including certain banking and other firms) have historically competed primarily as servicing companies.

      The Company believes that its ability to acquire Portfolios for its own account and through Acquisition Partnerships will be an important component of the Company’s overall future growth. Acquisitions of Portfolios are often based on competitive bidding, which involves the danger of bidding too low (which generates no business), or bidding too high (which could result in the purchase of a Portfolio at an economically unattractive price).

      Consumer Lending — The automobile finance industry is the second largest consumer finance market in the United States. The vast majority of automobile financing is provided by captive finance subsidiaries of major auto manufacturers, banks, and credit unions for vehicles purchased by “A” credit consumers or “prime” consumers. Primary lenders tend to avoid or do not consistently serve the sub-prime market, in which predominantly used automobiles are purchased by borrowers with “B,” “C,” or “D” credit. The sub-prime consumer market estimated at approximately $100 billion per year is served mainly by independent finance companies such as Drive.

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

      Drive is currently represented in 28 states with concentrations in the Texas, California, Georgia and North Carolina markets. Drive originated $485 million in receivable contracts in 2003, which represents a fraction of 1% of the potential market. The Company believes there is ample room to grow both in current markets and in new markets not yet serviced. Sub-prime competition varies from market to market, but the largest competitors seen in most markets include Americredit Corporation, Household Finance, WFS Finance and Capital One. Each of these competes in a different credit sector within Drive’s market and all are currently moving upwards in the credit cycle as the economy changes. Drive believes it has opportunities to grow its market share, at the lowest end of the credit spectrum, through controlled use of its business model.

Employees

      The Company had 267 employees as of December 31, 2003. No employee is a member of a labor union or party to a collective bargaining agreement. The Company believes that its employee relations are good.

Relationship with the Bank of Scotland

      FirstCity has had a significant relationship with the Bank of Scotland or its subsidiaries since September 1997. In connection with the recapitalization, FirstCity and the Senior Lenders entered into a loan agreement that refinanced the Company’s existing debt with the Senior Lenders ($40 million outstanding at December 31, 2003). The Senior Lenders also provided new financing to FirstCity, with a total commitment of up to $59 million, consisting of (a) a $5 million revolving credit loan and (b) an acquisition term loan in an amount up to $54 million. The outstanding balances at December 31, 2003 on the new financings were $1.1 million and $3.0 million, respectively. The aggregate amount of outstanding loans under the total commitment by the Senior Lenders for the refinancing and the new financing at any time may not exceed $77 million.

      As a part of the recapitalization, BoS(USA) provided a non-recourse loan in the amount of $16 million to FirstCity which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity’s debt to the Senior Lenders. The $16 million loan is secured by a 20% interest in Drive (64.51% of FirstCity’s remaining 31% interest in Drive) and other assets of Consumer Corp. In connection with the $16 million loan, FirstCity is obligated to pay an arrangement fee to BoS(USA) equal to 20% of all amounts received by FirstCity in excess of $16 million from any sale or other disposition of FirstCity’s 20% interest in Drive and all dividends and other distributions paid by Drive or its general partner on FirstCity’s 20% interest in Drive. Management of the Company believes the value of FirstCity’s 20% ownership interest of Drive does not exceed $16 million as of December 31, 2003.

      BoS(USA) has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. BoS(USA) is entitled under certain circumstances to additional warrants in connection with the existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock.

      Drive has a warehouse line of credit with BoS(USA), which provides borrowings up to $300 million (increased from $250 million in February 2004). Drive’s obligation under this arrangement at December 31, 2003 was $178 million. The debt is secured by Drive’s retail installment contracts and has been extended to February 2005.

      In addition, with respect to Drive, BoS(USA) has entered into certain agreements with Drive (the “Sponsor Agreements”) that require BoS(USA), under certain circumstances to (a) purchase nonconforming contracts in the event that the seller, the servicer, or the related originator fails to repurchase any contract that is required to be repurchased, (b) pay certain premiums and other expenses, (c) indemnify the collateral agent and the insurance provider from certain types of losses, and (d) to make certain secondary servicer advances. BoS(USA) has required FirstCity to indemnify BoS(USA) for 31% (the amount of its direct and indirect ownership in Drive) of any losses resulting under the terms of the Sponsor Agreements. To date, FirstCity has not paid any amounts in connection with its obligations pursuant to the Sponsor Agreements.

Item 2.	Properties

      The Company leases all its office locations. The Company leases its current headquarters building from a related party under a noncancellable operating lease, which expires December 31, 2006. All leases of the other offices of the Company and subsidiaries expire prior to 2005. The following is a list of the Company’s principal physical properties leased as of December 31, 2003.

Location	Function	Business Segment

Waco, Texas	Executive Offices	Corporate/Commercial
Golden Valley, Minnesota	Servicing Offices	Commercial
Richmond, Virginia	Servicing Offices	Commercial
Guadalajara, Mexico	Servicing Offices	Commercial
Mexico City, Mexico	Servicing Offices	Commercial
Dallas, Texas	Drive Executive & Servicing Offices	Consumer

Item 3.	Legal Proceedings

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

      The Company held its annual meeting of stockholders (the “Annual Meeting”) on November 18, 2003. The following items for business were considered at the Annual Meeting.

(a)	Election of Directors

      The following were elected as directors to serve as members of the Company’s Board of Directors until the Company’s 2004 annual meeting of stockholders. The number of votes cast for each nominee was as follows:

		Votes
Nominee	Votes For	Against	Abstained

James R. Hawkins	9,172,061	127,957	—
C. Ivan Wilson	9,157,140	142,878	—
James T. Sartain	9,172,140	127,878	—
Richard E. Bean	9,172,140	127,878	—
Dane Fulmer	9,172,140	127,878	—
Robert E. Garrison II	9,172,140	127,878	—
Jeffery D. Leu	9,172,140	127,878	—

(b)	Approval of the Company’s 2004 Stock Option and Award Plan

      The stockholders approved the Company’s 2004 Stock Option and Award Plan. The number of votes for the proposal: 4,916,901; votes against: 314,841; abstentions: 89,123.

(c)	Ratification of Appointment of Auditors

      A proposal to ratify the Board of Directors’ appointment of KPMG LLP as the Company’s independent auditors for 2003 was approved by the stockholders. The number of votes for the proposal: 9,264,440; votes against: 16,023; abstentions: 19,555.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Common and Preferred Stock Data

      The Company’s common stock, $.01 par value per share (“Common Stock”), and redeemable preferred stock, par value $.01 per share (“New Preferred Stock”) are listed on the Nasdaq National Market System under the symbols FCFC and FCFCO, respectively. The number of holders of record of Common Stock on March 19, 2004 was approximately 491. High and low stock prices for the Common Stock and New Preferred Stock in 2003 and 2002 are displayed in the following table:

	2003		2002

	Market Price		Market Price

Quarter Ended	High	Low	High	Low

Common Stock:
March 31	$1.85	$1.10	$1.52	$1.07
June 30	2.25	1.25	1.39	0.74
September 30	4.85	2.17	1.30	0.40
December 31	7.10	3.45	1.41	0.40
New Preferred Stock:
March 31	$25.00	$12.00	$10.30	$7.00
June 30	23.00	18.00	10.50	5.30
September 30	24.75	19.00	12.78	8.50
December 31	26.25	22.45	14.60	9.00

      The Company has never declared or paid a dividend on the Common Stock. The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate that it will declare or pay any dividends on the Common Stock in the foreseeable future. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. The Company’s loan facilities with the Senior Lenders and certain other credit facilities to which the Company and its subsidiaries are parties contain restrictions relating to the payment of dividends and other distributions. In the third quarter of 1999, dividends on the New Preferred Stock were suspended. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on shares of New Preferred Stock will be paid in the foreseeable future.

      During 2002, FirstCity also acquired the minority interest in FirstCity Holdings held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom are Senior Vice Presidents of FirstCity by issuing 400,000 shares of unregistered common stock of the Company and a note payable with an imputed balance of $1.3 million at December 31, 2003. This note is to be paid down out of incentive servicing fees received from the Mexican Acquisition Partnerships, with an aggregate payout to the note holders not to exceed $3.2 million. The sale of the 400,000 shares of Common Stock was an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data

      In December 2002, FirstCity completed a recapitalization in which holders of the New Preferred Stock exchanged 1,092,210 shares of New Preferred Stock, representing 89.3% of the 1,222,901 shares previously outstanding, for 2,417,388 shares of common stock and $10.5 million. As a result, common equity was increased by $18.9 million. Upon the completion of the recapitalization, 130,691 shares of New Preferred Stock remained outstanding. During the first quarter of 2003, 4,400 shares of New Preferred Stock were redeemed for 8,200 shares of common stock and $50,000 in cash, leaving 126,291 shares outstanding at

December 31, 2003. FirstCity also recorded a $4 million gain from the release of its guaranty of Drive’s indebtedness to BoS(USA). BoS(USA)’s warrant to purchase 1,975,000 shares of non-voting common stock was cancelled in connection with the recapitalization. FirstCity issued 400,000 shares of common stock to acquire the minority interest in FirstCity Holdings Inc.

      Simultaneously with the closing of the exchange offer for New Preferred Stock in December 2002 and the other transactions contemplated by the recapitalization, FirstCity and the Senior Lenders entered into a loan agreement that refinanced the Company’s existing financings with the Senior Lenders. The Senior Lenders also provided new financing to FirstCity, with a total commitment by Bank of Scotland of up to $59 million, consisting of (a) a $5 million revolving credit loan and (b) an acquisition term loan in an amount up to $54 million. The aggregate amount of outstanding loans under the total commitment by the Senior Lenders for the refinancing and the new financing at any time may not exceed $77 million.

      In the third quarter of 2000, Consumer Corp. completed a sale of a 49% equity interest in its automobile finance operation to IFA-GP and IFA-LP. As a result of this sale, the Company no longer consolidates the financial statements of its automobile finance operation since August 1, 2000, but instead records its investment under the equity method of accounting.

      Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Mortgage Corp and Capital Corp. These entities comprise the operations that were previously reported as the Company’s residential and commercial mortgage banking business. Because the Company formally adopted plans to discontinue the operations of Mortgage Corp. and Capital Corp., and operations at each such entity have ceased, the results of historical operations have been reflected as discontinued operations.

      On October 14, 1999, Harbor Financial Group, Inc. (“Harbor Parent”), Harbor Financial Mortgage Corporation (“Harbor”) and four subsidiaries of Harbor filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. On December 14, 1999, these bankruptcy proceedings were converted to liquidation proceedings under Chapter 7 of the United States Bankruptcy Code. John H. Litzler, the Chapter 7 Trustee in the bankruptcy proceedings (the “Trustee”), initiated adversary proceedings on May 25, 2001 alleging various claims against FirstCity and various current and former directors and officers of FirstCity and Mortgage Corp. The Trustee, FirstCity, the other defendants and the insurers providing Director’s and Officer’s Insurance coverage for FirstCity and its subsidiaries (the “Insurers”) settled the all claims brought in the adversary proceedings with the approval of the Bankruptcy Court. Under the terms of the settlement agreement, the Trustee released the defendants, their affiliates and subsidiaries from any and all claims which were brought or could have been brought by the Trustee against any of the defendants, any past and present officers and directors of FirstCity or any affiliates or subsidiaries of FirstCity. FirstCity did not guarantee the indebtedness of Mortgage Corp. and has previously reached agreement with its Senior lenders to permanently waive any events of default related to Mortgage Corp., including bankruptcy.

      The Selected Financial Data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and with the related Consolidated Financial Statements and Notes thereto under Item 8 of this Annual Report on Form 10-K, respectively.

Selected Financial Data

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)
Revenues	$42,729	$35,988	$38,411	$53,009	$58,928
Expenses	31,346	28,688	33,860	56,288	58,197
Earnings (loss) from continuing operations	9,707	5,943	2,171	(10,900)	(5,819)
Loss from discontinued operations	(520)	(9,714)	(5,200)	(5,000)	(102,337)
Net earnings loss	9,187	(3,771)	(3,029)	(15,900)	(108,156)
Redeemable preferred dividends	133	2,478	2,568	2,568	2,568
Net earnings (loss) to common stockholders(1)	9,054	(6,249)	(5,597)	(18,468)	(110,724)
Earnings (loss) from continuing operations before accounting change per common share —
Basic(1)	0.86	0.40	(0.01)	(1.61)	(0.92)
Diluted(1)	0.85	0.40	(0.01)	(1.61)	(0.92)
Net earnings (loss) per common share —
Basic(1)	0.81	(0.74)	(0.67)	(2.21)	(13.33)
Diluted(1)	0.80	(0.74)	(0.67)	(2.21)	(13.33)
Dividends per common share	—	—	—	—	—
At year end:
Total assets	132,139	126,456	138,893	140,991	230,622
Total notes payable	91,060	96,673	91,209	93,764	169,792
Preferred stock	3,846	3,705	32,101	29,533	26,965
Total common equity	28,969	18,752	3,877	8,478	26,587

(1)	Includes deferred tax provisions of $7.0 million and $4.9 million, respectively, in 2000 and 1999 related to the reduction of benefits to be realized from NOLs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Annual Report on Form 10-K.

Overview

      The Company is a financial services company engaged in Portfolio Asset acquisition and resolution, conducted through FirstCity, and in consumer lending, through its investment in Drive.

      During 2003 the Company continued to build on the positive foundation of the recapitalization which was completed in December 2002 which provided needed investment liquidity to the Portfolio Asset acquisition and resolution business allowing the Company to invest $22.9 million during the year up from $16.7 million in 2002. Of the total invested during 2003, $12.4 million was invested domestically, $9.4 million was invested in France and $1.1 million was invested in Mexico. It is the goal of management to increase the volume of acquisitions each year and invest in a disciplined manner larger amounts of equity as opportunities arise utilizing the new liquidity currently available. The Portfolio Asset acquisition and resolution business is the primary source of cash flow for the Company and its subsidiaries for the repayment of debt and operating expenses.

      The gradual improvement in the domestic economy during 2003 is reflected in the results of the Portfolio Asset acquisition and resolution business and through the Company’s 31% investment in Drive, both segments had increased levels of earnings and investments over 2002. The Company’s investment in Drive also reflects the first year of positive results since 2002 when management of Drive changed the structure of its securitization transactions as secured financings rather than as sales, correspondingly building up the balance sheet and the income stream over time. This change is reflected in the Company’s 31% share of the earnings of Drive which increased to $5.3 million in 2003 from $3.5 million in 2002. Drive’s results although positive during 2003 have been negatively impacted since September of 2001 by a decline in used car wholesale auction values which has reduced the amount of cash recovery upon the sale of repossessed cars, but Drive’s Management believes that recent market conditions indicate initial signs of improvement in used car wholesale auction values which should have a positive impact on results in the future. The Company’s investment in Drive is cash neutral and generates no operating cash flow nor are there any requirements to inject additional cash into Drive other than to reinvest distributions received from Drive.

      Although the Company’s primary revenues are generated by the Portfolio Asset acquisition and resolution business and the Company’s investment in Drive, other items such as interest expense, and the effects of discontinued operations also have a significant impact on net income. During 2003 corporate interest and dividend expense declined to $4.7 million down from $6.3 million during 2002 as a result of lower interest rates and reduced levels of debt. The Company also had reduced provisions from discontinued operations of $520 thousand, down from $9.7 million in 2002. Additionally, the Company received cash flow from the residual interests held in discontinued operations of $1.5 million during 2003.

      Overall the Company’s financial results reflect renewed strength and positive growth trends while operating in an environment of nationwide recession, high unemployment, weak wholesale auction values, record personal bankruptcies and record low interest rates all of which created a challenging operating landscape during 2003.

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

      As a result of the significant period to period fluctuations in the revenues and earnings of the Company’s Portfolio Asset acquisition and resolution business, the sale of the interest in the automobile finance operation, and the timing of securitization transactions and structuring of Drive, period to period comparisons of the Company’s results of continuing operations may not be meaningful.

Results of Operations

2003 Compared to 2002

      The Company reported earnings from continuing operations of $9.7 million in 2003 compared to $5.9 million in 2002. Loss from discontinued operations was $.5 million in 2003 and $9.7 million in 2002. Net earnings to common stockholders were $9.1 million in 2003 compared to a loss of $6.2 million in 2002. On a per share basis, diluted net earnings to common stockholders were $.80 in 2003 compared to a loss of $.74 in 2002.

Portfolio Asset Acquisition and Resolution

      The operating contribution of $14.5 million in 2003 increased by $3.3 million, or 29%, compared with 2002. FirstCity purchased $129 million of Portfolio Assets during 2003 ($128 million through the Acquisition Partnerships) compared to $172 million in acquisitions in 2002. FirstCity’s investment in these acquisitions was $22.9 million and $16.7 million in 2003 and 2002, respectively. FirstCity’s year-end investment in wholly-owned Portfolio Assets decreased to $4.5 million from $9.8 million at December 31, 2003 and 2002, respectively, as a result of normal liquidation.

      Servicing fee revenues. Servicing fee revenues increased by 19% to $15.1 million in 2003 from $12.7 million in 2002. Service fees from the Mexican partnerships (including incentive service fees) increased $3.0 million or 42% from $7.2 million in 2002 to $10.2 million in 2003 due to increased servicing responsibilities in Mexico as a result of bringing the majority of the servicing in-house and not using third-party servicers to provide the servicing function for the Mexican partnerships. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. Service Fees from the domestic Acquisition Partnerships decreased $.6 million or 11% from $5.5 million in 2002 to $4.9 million in 2003. In June 2002, three domestic Acquisition Partnerships completed a bulk loan sale of performing and non-performing Portfolio Assets with a carrying value of $59 million for proceeds of $71 million. As a result of the sale, the Company recorded servicing fee revenues of $.9 million. In June 2003, FirstCity and several Acquisition Partnerships completed another loan sale of performing and non-performing Portfolio Assets with a carrying value of $8.3 million for proceeds of $10.0 million, resulting in $.3 million of service fees.

      Gain on resolution of Portfolio Assets. The net gain on resolution of Portfolio Assets increased from $1.1 million in 2002 to $1.4 million in 2003. The gross profit percentage on the resolution of Portfolio Assets in 2003 was 18% as compared to 27% in 2002 primarily as a result of a payoff of three performing loans in July 2003 generating proceeds of $1.5 million and no gain.

      Equity in earnings of investments. Equity in earnings of Acquisition Partnerships increased 61% to $13.6 million in 2003 compared to $8.4 million in 2002. The Acquisition Partnerships reflected net earnings of $15.1 million in 2003 compared to a net loss of $13.2 million in 2002. Following is a discussion of equity earnings by geographic region.

•	Domestic — Equity in earnings of domestic Acquisition Partnerships was $13.5 million in 2003 compared to $10.0 million in 2002. Equity in earnings in MinnTex Investment Partners LP, which began operations in April 2002, was $3.7 million in 2003 compared to $1.8 million in 2002. Also, one real estate partnership realized a $2.9 million gain on sale in the fourth quarter of 2003.

•	Mexico — Equity in loss of Mexican Acquisition Partnerships was $4.0 million in 2003 compared to $3.5 million in 2002. These partnerships reflected a loss of $41.2 million in 2003 compared to $56.5 million in 2002. The partnerships recorded foreign exchange losses of $30.0 million in 2003 compared to $24.9 million in 2002. Interest expense of $17.0 million and $54.9 million were recorded 2003 and 2002, respectively. This interest is owed to the investors of these partnerships, of which FirstCity recorded $2.5 million and $3.9 million, respectively, as interest income. Excluding effects of foreign currency transactions and interest expense, these partnerships reflected adjusted net earnings of $5.8 million in 2003 compared to $23.3 million in 2002, which is primarily due to the Mexican partnerships receiving $28.9 million or 34% less collections in 2003 compared to 2002. The Company continues to see opportunities to invest in Mexico that are favorable taking into consideration the currency risk and continues to monitor the foreign currency exposure on a daily basis and evaluate the advisability of hedging these investments through analysis of currency forecasts, the cost of hedging those investments and the available liquidity to do so.

•	France — Equity in earnings of Acquisition Partnerships located in France increased 100% to $4.1 million in 2003 compared to $1.9 million in 2002. This increase is principally due to the addition of three French Partnerships during 2002 and two in 2003, which accounted for $2.4 million in equity in earnings in 2003. In addition, the Company sold in June 2002 its investment in eight French Partnerships, which accounted for $.4 million in equity in earnings in 2002. During 2003, FirstCity also recorded $1.2 million in foreign currency transaction gains (included in other expenses) relating to investments in France as the euro relative to the dollar appreciated from 1.05 at December 31, 2002 to 1.26 at December 31, 2003.

      Interest income. Interest income decreased 35% from $5.1 million in 2002 to $3.3 million in 2003 primarily due to the Company amending three loan agreements with Acquisition Partnerships located in Mexico to provide for no interest to be payable with respect to periods after the effective date of the amendments. This change had no impact on the consolidated net earnings as the effect is offset through equity earnings in these Partnerships. Also, the average balances in wholly-owned Portfolio Assets and loans receivable decreased from $31.6 million in 2002 to $23.6 million in 2003.

      Gain on sale of interest in equity investments. During 2002, the Company sold its investment in eight French Acquisition Partnerships to existing investors in those entities. FirstCity received proceeds of $3.4 million on the sale resulting in a gain of $1.8 million.

      Other income. Other income decreased 45% from $2.2 million in 2002 to $1.2 million in 2003 primarily due to a $.7 million gain on the early extinguishment of debt recorded in 2002.

      Expenses. Operating expenses decreased $.2 million or 1%, primarily due to reductions in minority interest expense, interest and other expenses, offset by increases in salaries and benefits in Mexico.

      Interest and fees on notes payable was flat from year to year.

      Salaries and benefits increased $2.9 million, or 30%, due to increased servicing personnel in Mexico. Total personnel within the Portfolio Asset acquisition and resolution segment increased from 212 to 237 at December 31, 2002 and 2003, respectively, with the personnel in Mexico increasing from 137 to 170. FirstCity also recorded additional servicing fee revenues with the increased servicing responsibilities in Mexico.

      The provision for loan and impairment losses was $98,000 in 2003 and includes a $61,000 recovery on one real estate Portfolio. The provision for loan and impairment losses totaled $295,000 in 2002.

      Minimal provisions were recorded in 2003 and 2002 for performing or non-performing Portfolios as the economic conditions during that period did not negatively impact the Company’s expectation of future cash flows. Impairment on performing Portfolio Assets is measured based on the present value of the expected future cash flows in the aggregate discounted at the loan’s risk adjusted rates, which approximates the effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. Impairment on nonperforming Portfolios is evaluated by analyzing the expected future cash flows from the underlying assets within each Portfolio. The expected future cash flows are reviewed monthly and adjusted as deemed necessary. Changes in various factors including, but not limited to, economic conditions, deterioration of collateral values, deterioration in the borrower’s financial condition and other conditions described in the risk factors discussed later in this document, could have a negative impact on the estimated future cash flows of the Portfolio. Significant decreases in estimated future cash flows can reduce a Portfolio’s present value to below the Company’s carrying value of that Portfolio, causing impairment.

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

      Occupancy, data processing and other expenses declined $1.6 million or 24% primarily due to net foreign currency gains of $1.1 million in 2003 compared to $146,000 in 2002.

      Minority interest expense was $1.3 million in 2002. In December 2002, FirstCity acquired the minority interest in FirstCity Holdings as part of a recapitalization, and in April 2003, acquired the minority interest of MCSFC LP.

Consumer Lending

      FirstCity’s consumer lending segment consists of the Company’s net investment in Drive. The operating contribution for 2003 was $5.3 million compared to $3.5 million in 2002.

      Equity in earnings of investment. FirstCity recorded equity in earnings of Drive of $7.2 million in 2003 compared to equity in loss of $.5 million in 2002. Drive recorded net income of $19.0 million in 2003 compared to a loss of $1.6 million in 2002. Drive’s inventory of retail installments contracts has grown from $368 million at December 31, 2002 to $623 million at December 31, 2003. Consequently, net interest margin after provision for credit losses and impairments at Drive rose from $52.8 million to $86.2 million during 2002 and 2003, respectively. The provisions for impairment on residual assets of $8.4 million were related to higher losses and delinquencies as a result of market and general economic conditions and are more prevalent in pools of loans originated prior to 2002. Drive’s management believes that recent market conditions indicate initial signs of improvement and Drive Management continues to monitor trends in cash flow and performance to determine the impact upon the need for additional provisions. Net income from Drive continues to be positive as originations and the volume of portfolio assets grow over time. Based on information provided by Drive, the Company expects that this positive trend will continue.

      Gain on sale of interest in Drive. FirstCity recognized a $4 million deferred gain in the fourth quarter of 2002 as a result of the release of FirstCity’s guaranty of a $60 million loan to Drive by BoS(USA). The guaranty was released in connection with the closing of the Company’s recapitalization in December 2002.

Other Items Affecting Operations

      The following items affect the Company’s overall results of operations and are not directly allocated to any one of the Company’s businesses discussed above.

      Corporate interest and overhead. Company level interest expense increased by 19% to $4.6 million in 2003 from $3.9 million in 2002 due to increased effective interest costs. Other corporate overhead expenses increased 10% to $5.9 million in 2003 from $5.4 million in 2002 primarily due to increased salaries and benefits and other operating expenses at the corporate level.

      Income taxes. Provision for income taxes was $240,000 in 2003 and $153,000 in 2002 and related primarily to state income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in 2003 and 2002.

      Discontinued Operations. The Company recorded a provision of $.5 million in 2003 for additional losses from discontinued operations compared to $9.7 million in 2002. The additional provisions primarily relate to a decrease in the estimated future gross cash receipts on residual interests in securitizations. These securities are in “run-off,” and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. The decrease in the estimated future gross cash receipts is partially a result of the actual losses exceeding the losses projected by the valuation model. In addition, prepayment assumptions have increased to take into consideration the lower market rates and higher than predicted actual prepayments over the past quarter. As the securities “run off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

2002 Compared to 2001

      The Company reported earnings from continuing operations of $5.9 million, including a $4 million gain from the release of its guaranty of Drive’s indebtedness, in 2002 compared to $2.2 million in 2001. Loss from discontinued operations was $9.7 million in 2002 and $5.2 million in 2001. Net loss to common stockholders was $6.2 million in 2002 compared to $5.6 million in 2001. On a per share basis, basic and diluted net loss attributable to common stockholders was $.74 in 2002 compared to $.67 in 2001.

Portfolio Asset Acquisition and Resolution

      The operating contribution of $11.2 million in 2002 increased by $3.5 million, or 45%, compared with 2001. FirstCity purchased $172 million of Portfolio Assets during 2002 through the Acquisition Partnerships compared to $225 million in acquisitions in 2001. FirstCity’s investment in Portfolio Assets decreased to $9.8 million in 2002 from $14.2 million in 2001 as a result of normal liquidation. FirstCity invested $16.7 million in equity in Portfolio Assets in 2002 compared to $24.3 million in 2001.

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

      Equity in earnings of investments. Equity in earnings of Acquisition Partnerships decreased 14% to $8.4 million in 2002 compared to $9.7 million in 2001. Net loss in the combined Acquisition Partnerships was $13.2 million in 2002 compared to earnings of $14.2 million in 2001 due to significant losses in Mexico, in which the Company has smaller equity investments compared to investments in the United States and France. See Note 6 of the Company’s consolidated financial statements for a comparison of earnings of the Acquisition Partnerships and equity in earnings of those entities summarized by geographic region. Equity in earnings of Servicing Entities was $.8 million in 2002 compared to $1.0 million in 2001.

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

      Occupancy, data processing and other expenses decreased $2.1 million or 24% during the period due to a decrease in servicing fee expense in Mexico of $2.9 million offset by increases in foreign currency exchange rate expense of $.5 million, occupancy expense of $.3 million and travel expense of $.1 million. In 2001 fees to third party servicers in Mexico were paid by the Company through August of 2001 from September 2001 to the present the Mexican Acquisition Partnerships have paid third party servicers directly.

      Minority interest expense increased 39% from $.9 million in 2001 to $1.3 million in 2002 due primarily to increased earnings in FirstCity Holdings, which was 80% owned by the Company. In December 2002, FirstCity acquired the minority interest in FirstCity Holdings as part of a recapitalization.

Consumer Lending

      The operating contribution for 2002 was $3.5 million compared to $4.4 million (net of a $.3 million cumulative effect of accounting change) during 2001.

      Equity in earnings of investment. FirstCity recorded equity in loss of Drive of $.5 million in 2002 compared to equity in earnings of $5.9 million in 2001. Drive recorded a net loss of $1.6 million in 2002 compared to earnings of $14.5 million in 2001. In 2002, Drive structured its securitizations as financings and did not use gain on sale treatment when assets were securitized. Drive pursued a strategy to grow the balance sheet and record interest income from loans and interest expense on the related debt as incurred to build an earnings stream over time.

      Gain on sale of interest in Drive. FirstCity recognized a $4 million deferred gain in the fourth quarter of 2002 as a result of the release of FirstCity’s guaranty of a $60 million loan to Drive by BoS(USA). The guaranty was released in connection with the closing of the Company’s recapitalization in December 2002.

      Operating expenses. Total operating expenses declined primarily as a result of minority interest income of $.1 million in 2002 compared to minority interest expense of $1.1 million in 2001. Minority interest expense is directly attributable to earnings and losses of Drive.

Other Items Affecting Operations

      The following items affect the Company’s overall results of operations and are not directly allocated to any one of the Company’s businesses discussed above.

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

Analysis of Revenues and Expenses

      The following table summarizes the revenues and expenses of each of the Company’s business segments and presents the contribution that each business makes to the Company’s operating margin.

Analysis of Revenues and Expenses

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$15,051	$12,665	$9,580
Gain on resolution of Portfolio Assets	1,380	1,138	1,049
Gain on sale of interest in equity investments	—	1,779	3,316
Equity in earnings of investments	14,174	9,212	10,771
Interest income	3,324	5,122	5,847
Other	1,197	2,185	1,836

Total	35,126	32,101	32,399
Expenses:
Interest and fees on notes payable	2,907	2,946	4,128
Salaries and benefits	12,537	9,611	7,679
Provision for loan and impairment losses	98	295	3,277
Occupancy, data processing and other	4,953	6,504	8,566
Minority interest	(10)	1,311	937

Total	20,485	20,667	24,587

Operating contribution before direct taxes	$14,641	$11,434	$7,812

Operating contribution, net of direct taxes	$14,497	$11,214	$7,713

Consumer Lending:
Revenues:
Equity in earnings (loss) of investments	$7,237	$(532)	$5,923
Interest income	—	—	5
Gain on sale of interest in Drive		4,000	—
Other		1	9

Total	7,237	3,469	5,937

Expenses:
Interest and fees on notes payable	360	18	—
Occupancy, data processing and other	27	14	45
Minority interest	1,446	(107)	1,124
Cumulative effect of accounting change	—	—	304

Total	1,833	(75)	1,473

Operating contribution before direct taxes	$5,404	$3,544	$4,464

Operating contribution, net of direct taxes	$5,349	$3,544	$4,448

Total operating contribution, net of direct taxes	$19,846	$14,758	$12,161

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Corporate Overhead:
Other revenue	$366	$418	$75
Corporate interest expense	(4,588)	(3,858)	(4,649)
Salaries and benefits, occupancy, professional and other expenses	(5,917)	(5,375)	(5,416)

Earnings from continuing operations	9,707	5,943	2,171
Loss from discontinued operations	(520)	(9,714)	(5,200)

Net earnings (loss)	9,187	(3,771)	(3,029)
Preferred dividends	(133)	(2,478)	(2,568)

Net earnings (loss) to common stockholders	$9,054	$(6,249)	$(5,597)

Share data:
Basic earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations before accounting change	$0.86	$0.40	$(0.01)
Discontinued operations	(0.05)	(1.14)	(0.62)
Cumulative effect of accounting change	—	—	(0.04)
Net earnings (loss)	$0.81	$(0.74)	$(0.67)
Weighted average common shares outstanding	11,200	8,500	8,374
Diluted earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations before accounting change	$0.85	$0.40	$(0.01)
Discontinued operations	(0.05)	(1.14)	(0.62)
Cumulative effect of accounting change	—	—	(0.04)
Net earnings (loss)	$0.80	$(0.74)	$(0.67)
Weighted average common shares outstanding	11,349	8,500	8,374

Fourth Quarter

      Net earnings for the fourth quarter of 2003 were $3.5 million, or $.31 per share on a diluted basis. The following table presents a summary of operations for the fourth quarters of 2003 and 2002.

Condensed Consolidated Summary of Operations

	Fourth Quarter

	2003	2002

	(Dollars in thousands,
	except per share data)
Revenues	$12,341	$11,324
Expenses	8,259	7,376
Earnings from continuing operations	3,649	3,712
Loss from discontinued operations	(100)	(2,014)

Net earnings	3,549	1,698

Preferred dividends	—	552

Net earnings to common shareholders	$3,549	$1,146

Net earnings per common share — basic	$0.32	$0.13
Net earnings per common share — diluted	$0.31	$0.13

Portfolio Asset Acquisition and Resolution

      In 2003 the Company invested $23 million in portfolios acquired through Acquisition Partnerships and subsidiaries. Acquisitions by the Company over the last five years are summarized as follows:

	Purchase	FirstCity
	Price	Investment

	(In thousands)
1st Quarter	$—	$—
2nd Quarter	32,204	11,365
3rd Quarter	39,304	3,930
4th Quarter	57,684	7,649

Total 2003	$129,192	$22,944
Total 2002	$171,769	$16,717
Total 2001	$224,927	$24,319
Total 2000	$394,927	$22,140
Total 1999	$210,799	$11,203

      The Company believes that prospects for investment in distressed assets in 2004 continue to be positive. In the U.S., opportunities remain strong as many sellers use the sale of distressed assets as an ongoing balance sheet management tool. Additionally, with the bank merger activity, acquiring banks are using the sale of portfolios to facilitate their acquisition activities. Additionally, in the foreign markets, the availability of distressed assets in France and Mexico remains strong. The Company is looking to expand its franchise base into Central and South America as well as other parts of Europe. To capitalize on these opportunities, FirstCity has implemented marketing programs to identify new opportunities for investment in Portfolio assets, both on a bid and negotiated basis.

      Revenues with respect to the Company’s Portfolio Asset acquisition and resolution segment consist primarily of (i) servicing fees from Acquisition Partnerships for the servicing activities performed related to the assets held in the Acquisition Partnerships, (ii) equity in earnings of affiliated Acquisition Partnerships and servicing entities, (iii) interest income on performing Portfolio Assets and loans receivable, and (iv) gains on disposition of assets. The following table presents selected information regarding the revenues and expenses of the Company’s Portfolio Asset acquisition and resolution business.

Analysis of Selected Revenues and Expenses

Portfolio Asset Acquisition and Resolution

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Income from Portfolio Assets and Loans
Receivable:
Average investment in Portfolio Assets and loans receivable:
Domestic	$6,785	$13,068	$23,674
Mexico	14,656	18,534	17,012
France	2,120	—	—

Total	$23,561	$31,602	$40,686

Income from Portfolio Assets and loans receivable:
Domestic	$2,040	$2,208	$2,856
Mexico	2,540	3,910	3,820
France	96	—	—

Total	$4,676	$6,118	$6,676

Average return:
Domestic	30.1%	16.9%	12.1%
Mexico	17.3%	21.1%	22.5%
France	4.5%	—	—
Total	19.8%	19.4%	16.4%
Servicing fee revenues:
Domestic partnerships:
$ Collected	$143,440	$188,081	$126,591
Servicing fee revenue	4,857	5,469	3,207
Average servicing fee %	3.4%	2.9%	2.5%
Mexico partnerships:
$ Collected	$56,372	$85,303	$147,540
Servicing fee revenue	9,860	6,592	5,965
Average servicing fee %(1)	17.5%	7.7%	4.0%
Incentive service fees	$334	$604	$408
Total Service Fees:
$ Collected	$199,812	$273,384	$274,131
Servicing fee revenue	15,051	12,665	9,580
Average servicing fee %	7.5%	4.6%	3.5%
Personnel:
Personnel expenses	$12,537	$9,611	$7,679
Number of personnel (at period end):
Production	25	25	23
Servicing	212	187	127

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Interest expense:
Average debt	$31,147	$31,960	$42,310
Interest expense	2,907	2,946	4,128
Average cost	9.3%	9.2%	9.8%
Provision for impairment on Portfolio Assets:
Non-performing	$31	$97	$1,627
Performing	57	4	552
Real estate	10	194	1,098

	$98	$295	$3,277

(1)	For the Mexican Acquisition Partnerships, the Company earns a servicing fee based on costs of servicing plus a profit margin.

      The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships.

Analysis of Selected Revenues and Expenses

Acquisition Partnerships

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Revenues:
Gain on resolution of Portfolio Assets	$98,126	$89,824	$103,599
Gross profit percentage on resolution of Portfolio Assets	38.4%	33.0%	41.6%
Interest income	$9,631	$14,380	$24,473
Other income	1,749	2,348	2,929
Interest expense(1):
Interest expense	24,032	63,281	72,151
Average debt	380,101	418,075	472,987
Average cost (annualized)	6.32%	15.14%	15.25%
Other expenses:
Service fees	$18,520	$17,909	$13,735
Other operating costs	22,960	16,689	22,203
Income taxes	(1,111)	(3,022)	12,139
Foreign currency losses (gains)	29,957	24,919	(3,399)

Total other expenses	70,326	56,495	44,678

Net earnings (loss)	$15,148	$(13,224)	$14,172

Equity in earnings of Acquisition Partnerships	$13,588	$8,418	$9,742
Equity in earnings of servicing entities	586	794	1,029

	$14,174	$9,212	$10,771

(1)	Interest expense for 2003, 2002 and 2001 includes interest on loans to the Acquisition Partnerships located in Mexico from affiliates of the investor groups. The rates on all but three of these loans range between 18% and 20%. The average cost on debt excluding the Mexican Acquisition Partnerships was

5.3%, 6.0% and 7.5% for 2003, 2002 and 2001, respectively. As noted above, beginning in 2003, FirstCity amended three loan agreements from Mexican Acquisition Partnerships to provide for no interest to be payable with respect to periods after the effective date of the amendment. This change had no impact on the consolidated net earnings as the effect is offset through equity earnings in these Partnerships.

Consumer Lending

      FirstCity owns a 31% interest in Drive Financial Services L.P., a sub prime auto lending company. Drive originated $485 million of receivables during 2003 compared to $416 million in 2002. Defaults and losses were 22.35% and 11.83%, respectively, at December 31, 2003 compared to 20.14% and 10.26%, respectively, at December 31, 2002. These statistics reflect continued weakness in the economy and the resulting impact on used car prices. Delinquencies were 9.53% at December 31, 2003, up from 7.25% for the same period last year as a result of the same economic trends.

      During the fourth quarter 2003, Drive took a $2 million provision on residual assets and an additional $3.7 million provision on loans receivable in excess of the normal monthly provisions. The provisions are related to higher losses and delinquencies as a result of market and general economic conditions and are more prevalent in pools of loans originated prior to 2002. Drive’s management believes that recent market conditions indicate initial signs of improvement and Drive Management continues to monitor trends in cash flow and performance to determine the impact upon the need for additional provisions. Net income from Drive continues to be positive as originations and the volume of portfolio assets grow over time. Based on information provided by Drive, the Company expects that this positive trend will continue.

      The following table details this trend (dollars in thousands):

				Income (Loss)
		Loan	Total	Before Provisions	Provisions	Net Income	FirstCity’s
	Originations	Inventory	Assets	on Residual Assets	on Residual Assets	(Loss)	31% Share

2003
4th Quarter	$102,228	$623,389	$738,829	$6,308 ***	$(2,087)	$4,221	$1,308
3rd Quarter	128,688	577,974	700,760	9,132	(3,904)	5,228	1,621
2nd Quarter	127,706	511,212	619,269	8,251	(1,240)	7,011	2,173
1st Quarter	126,118	443,099	551,412	3,707	(1,217)	2,490	689

2002
4th Quarter	101,102	368,379	472,553	3,207	(3,303)	(96)	(29)
3rd Quarter	100,430	310,540	416,295	1,025	(112)	913	282
2nd Quarter	100,780	238,096	341,882	1,281	—	1,281	398
1st Quarter	113,401	159,052	254,647	(3,470)	—	(3,470)	(1,076)

***	Net of $3.7 million of additional provisions related to loans receivable.

Note: As of December 31, 2003 Drive holds on its balance sheet residual interests with a book value of $29.0 million compared with $63.2 million as of December 31, 2002.

      During 2003 and 2002, Drive structured its securitizations as secured financings and did not use gain on sale treatment when assets were securitized. Instead, Drive pursued a strategy to grow the balance sheet and record interest income from loans and interest expense on the related debt as incurred to build an earnings stream over time. This change in focus resulted in FirstCity recording a loss from the equity interest in Drive, net of minority interest, of $.4 million for 2002. However, in 2003, FirstCity began to realize the effects of the increased loan inventory balance. FirstCity recorded $5.8 million in net earnings of Drive during 2003. The following table presents selected information regarding consumer lending:

Analysis of Selected Data

Consumer Lending

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Retail installment contracts acquired $	$484,741	$415,713	$412,760
Origination characteristics
Face value to wholesale value	98.52%	99.85%	100.10%
Weighted average coupon	21.01%	21.02%	20.65%
Purchase discount (% of face value)	17.49%	15.54%	15.19%
Servicing portfolio Owned $	$209,596	$255,174	$82,798
Securitized	623,876	428,098	472,381

Total $	$833,472	$683,272	$555,179

Owned — number of contracts	18,505	20,806	7,416
Securitized — number of contracts	60,391	40,521	40,862

Total number of contracts	78,896	61,327	48,278

Defaults (% of total loans acquired)	20.35%	20.14%	18.05%
Loss on defaults (% of original loan balance at time of default)	11.83%	10.26%	8.91%
Delinquencies (% of total serviced portfolio)	22.35%	7.25%	8.43%

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

      As a part of the recapitalization, BoS(USA) provided a non-recourse loan in the amount of $16 million to FirstCity which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity’s debt to the Senior Lenders. The $16 million loan is secured by a 20% interest in Drive (64.51% of FirstCity’s remaining 31% interest in Drive) and other assets of Consumer Corp. In connection with the $16 million loan, FirstCity is obligated to pay an arrangement fee to BoS(USA) equal to 20% of all amounts received by FirstCity in excess of $16 million from any sale or other disposition of FirstCity’s 20% interest in Drive and all dividends and other distributions paid by Drive or its general partner on FirstCity’s 20% interest in Drive. Management of the Company believes the value of FirstCity’s 20% ownership interest of Drive does not exceed $16 million as of December 31, 2003.

      In connection with the recapitalization, the Senior Lenders refinanced the remainder of the Company’s debt facilities ($40 million outstanding at December 31, 2003). The Senior Lenders also provided new financing to FirstCity, with a total commitment of up to $59 million, consisting of (a) a $5 million revolving credit loan and (b) an acquisition term loan in an amount up to $54 million ($20 million available at December 31, 2003). The aggregate amount of outstanding loans under the total commitment by the Senior Lenders for the refinancing and the new financing at any time may not exceed $77 million.

      BoS(USA) has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock.

      Currently, the Company has approximately 126,291 shares of New Preferred Stock outstanding with accrued and unpaid dividends of approximately $1.2 million. The Company’s loan agreement with the Senior Lenders restricts the payment of dividends on these shares until it is repaid in full. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on shares of New Preferred Stock will be paid in the foreseeable future.

      FirstCity has a $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates and matures in March 2005. At December 31, 2003, approximately $27 million was outstanding under this facility.

      In September 2003, FirstCity entered into a Portfolio acquisition facility line of credit with Greenwich Capital Financial Products, Inc., which provides borrowings up to $30 million. The facility obligation was zero at December 31, 2003 and matures September 2004.

      In June 2003, James R. Hawkins, Chairman of the Board and James T. Sartain, President and Chief Executive Officer executed a note purchase agreement relating to a loan to a wholly-owned subsidiary of the Company, which obligated them to purchase a note executed by the subsidiary to a bank in the principal amount of $2.7 million if a default occurs under the note within thirty days of written request by the bank. In December 2003, this subsidiary borrowed an additional $1.5 million from the same bank to purchase a portfolio of loans. Messrs. Hawkins and Sartain executed another note purchase agreement for the new funding under similar terms. At December 31, 2003, the combined balance of this debt was $2.3 million.

      During 2003, the Company acquired the minority interest in MCSFC, Ltd for $1.4 million. The book value of the minority interest at the time of purchase was $1.3 million. Also in 2003, the Company participated in the purchase of an Acquisition Partnership from an affiliate of Cargill for $9.4 million. FirstCity’s total investment in this partnership was $4.5 million comprising a $4.1 million loan receivable and $.4 million equity contribution.

      During 2001, the Company sold equity investments in two domestic Acquisition Partnerships to affiliates of Cargill for $7.6 million resulting in a gain of $3.3 million.

      Drive has a warehouse line of credit with BoS(USA), which provides borrowings up to $300 million. Drive’s obligation under this arrangement at December 31, 2003 was $178 million. The debt is secured by Drive’s retail installment contracts purchased with this facility and has been extended to February 2005.

      Drive also has a warehouse line of credit agreement with Variable Funding Capital Corporation, a subsidiary of Wachovia Corporation, which provides borrowings up to $100 million. Drive’s obligation under the arrangement at December 31, 2003 was zero. The debt will be secured by Drive’s retail installment contracts purchased with this facility and terminates September 2004.

      The Company and each of its major operating subsidiaries have entered into one or more credit facilities to finance their respective operations. Each of the operating subsidiary credit facilities is nonrecourse to the Company. The Company has agreed to indemnify BoS(USA) for up to 31% of losses, which might arise as a result of agreements BoS(USA) executed as a sponsor in connection with the securitizations completed by Drive. The Company acted as the sponsor and provided certain indemnities in connection with securitizations by Consumer Corp. prior to the acquisition by BoS(USA) of the interest in Drive in August 2000. Management of the Company currently does not believe it is likely that FirstCity will be required to make payments on these indemnification agreements.

      Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships and the term and warehouse facilities of Drive, as of December 31, 2003, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $154 million and outstanding borrowings of $91 million.

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

      The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries, the Acquisition Partnerships and Drive were parties to as of March 18, 2004, and the outstanding borrowings under such facilities as of December 31, 2003.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	March 18,	December 31,
	2004	2003	Interest Rate	Other Terms and Conditions

	(Dollars in millions)
FirstCity
Company Senior Facility:
Revolving Line of Credit	$5	$1	LIBOR + 2.75%	Secured by the assets of the Company, matures December 2004
Portfolio Acquisition Loan (Term)	24	3	LIBOR + 2.75%	Secured by the assets of the Company, matures November 2006
Tranche I (Term)	28	28	Prime + 2.5%	Secured by the assets of the Company, matures December 2006
Tranche II (Term)	12	12	Fixed at 8.77%	Secured by the assets of the Company, matures December 2007
Commercial Corp.
Term facility	2	2	Bank prime + 0.50%	Secured by existing Portfolio Assets, matures December 2004
Equity investment facility	35	27	Maximum of Fixed at 8.5% or LIBOR + 4.5%	Acquisition facility for the investment in future Acquisition partnerships, matures March 2005

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	March 18,	December 31,
	2004	2003	Interest Rate	Other Terms and Conditions

	(Dollars in millions)

Portfolio acquisition facility	30	—	LIBOR + 4.0%	Secured by Portfolio Assets purchased with The facility, matures September 2004
Unsecured loans payable to senior management	1	1	Fixed at 4.5% to 7.0%	Matures December 2011
Other unsecured loans	1	1	Fixed at 5.4% to 6.5%	Matures 2004

Consumer Corp.
Term loan	16	16	LIBOR + 1.0%	Secured by equity interest in Drive, matures December 2007, non-recourse
Total	$154	$91

Unconsolidated Acquisition Partnerships Term Facilities(1)	$141	$141	Various rates	Secured by Portfolio Assets, various maturities ($11 million due in 2004), non-recourse

Unconsolidated Drive
Warehouse Facility	$300	$178	Prime minus .75%	Secured by warehouse inventory, matures February 2005
Warehouse Facility	100	—	Rate based on Commercial paper rates combined with Certain facility fees	Secured by warehouse inventory, matures September 2004
Bonds payable	449	449	Fixed at 1.09% To 4.09%	Secured by retail installment Contracts, various maturities through October 2009
Subordinate capital Facility	65	54	Fixed at 16%	Secured by all assets of Drive, matures February 2006
Term Facility	3	3	LIBOR + 1%;	Secured by residual interests, matures March 2004
	$917	$684

(1)	In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Mexican Acquisition Partnerships also have term debt of approximately $234 million outstanding as of December 31, 2003 owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $13 million as Loans Receivable on the Consolidated Balance Sheets.

Discussion of Critical Accounting Policies

      In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s consolidated financial position and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition: Performing, Non-performing and Real Estate Pools.

      In its Portfolio Asset acquisition and resolution business, FirstCity acquires Portfolio Assets that are designated as non-performing, performing or real estate. Each Portfolio is accounted for as a pool and not on an individual asset basis, except for real estate Portfolios. To date, a substantial majority of the Portfolio Assets acquired by FirstCity have been designated as non-performing. Once a Portfolio has been designated as either non-performing or performing, such designation is not changed regardless of the performance of the assets comprising the Portfolio. The Company recognizes revenue from Portfolio Assets and Acquisition Partnerships based on proceeds realized from the resolution of Portfolio Assets, which proceeds have historically varied significantly and likely will continue to vary significantly from period to period.

Non-Performing Portfolio Assets

      Non-performing Portfolio Assets consist primarily of distressed loans and loan related assets, such as foreclosed upon collateral. Portfolio Assets are designated as non-performing unless a majority of all of the loans in the Portfolio is being repaid in accordance with the contractual terms of the underlying loan agreements. Such Portfolios are acquired on the basis of an evaluation by the Company of the timing and amount of cash flow expected to be derived from borrower payments or other resolution of the underlying collateral securing the loan.

      All non-performing Portfolio Assets are purchased at substantial discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the adjusted cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the non-performing pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded an allowance for impairment of $31,000 in 2003, $97,000 in 2002 and $1.6 million in 2001.

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

      The actual future proceeds of the pool could vary materially from the estimated proceeds of the pool due to changes in economic conditions, deterioration of collateral values, deterioration in the borrowers financial condition and other conditions described in the risk factors discussed later in this document. In the event that the actual future proceeds of the pool exceed the current estimates, the reported future results of the Company could be higher than anticipated and would result in a higher net gain on resolution of non-performing Portfolio Assets. In the event that actual future proceeds of the pool are less than current estimates, the reported future results of the Company could be lower than anticipated and would result in lower net gain on resolution of non-performing Portfolio Assets or possibly require the Company to recognize impairment in the value of the pool.

Performing Portfolio Assets

      Performing Portfolio Assets consist primarily of Portfolios of consumer and commercial loans acquired at a discount from the aggregate amount of the borrowers’ obligation. Portfolios are classified as performing if a majority of all of the loans in the Portfolio is being repaid in accordance with the contractual terms of the underlying loan agreements.

      Performing Portfolio Assets are carried at the unpaid principal balance of the underlying loans, net of acquisition discounts. Interest is accrued when earned in accordance with the contractual terms of the loans. The accrual of interest is discontinued once a Portfolio becomes impaired. Acquisition discounts for the

Portfolio as a whole are accreted as an adjustment to yield over the estimated life of the Portfolio. Accounting for these Portfolios is on a pool basis as opposed to an individual asset-by-asset basis.

      Gains are recognized on the performing Portfolio Assets when sufficient funds are received to fully satisfy the obligation on loans included in the pool, either from funds from the borrower or sale of the loan. The gain recognized represents the difference between the proceeds received and the allocated carrying value of the individual loan in the pool.

      Impairment on each performing Portfolio is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans’ risk adjusted rate, which approximates the effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. The Company recorded an allowance for impairment of $57,000 in 2003, $4,000 in 2002 and $552,000 in 2001.

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

Real Estate Portfolios

      Real estate Portfolios consist of real estate acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of real estate Portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded an allowance for impairment of $10,000 in 2003, $194,000 in 2002, $1.1 million in 2001.

Deferred Tax Asset

      As a part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax asset and liabilities. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects of future changes in tax laws or changes in tax rates are not anticipated. The measurement of deferred tax assets, if any, is reduced by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

      As a result of the Merger, the Company has substantial federal NOLs that can be used to offset the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company’s expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company’s view of its currently estimated ability to utilize the tax benefits, such as the acquisition of Harbor in the third quarter of 1997, result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company’s periodic consolidated financial statements. The Company’s analysis resulted in no change in 2003, 2002 and 2001. Similar events could occur in the future, and would impact the recognition of the Company’s estimate of the required valuation allowance associated with its NOLs. If there are changes in the estimated level of the required reserve, operating results will be affected accordingly.

      The Company has recorded a net deferred tax asset of $20 million in the consolidated balance sheet as of December 31, 2003, which is composed of a gross deferred tax asset of $199 million net of a valuation allowance of $179 million. Realization is dependent on generating sufficient taxable income in a look forward period over the next four years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the look forward period are reduced. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance which could materially impact its consolidated financial position and results of operations.

Equity Investment in Drive

      The Company has an equity investment in Drive from which it records 31% of the results of Drive using the equity method of accounting. The following discussion addresses the critical accounting policies associated with Drive.

      Retail Installment Contracts, Net — Retail installment contracts, net consist of sub-prime automobile finance receivables, which are acquired from third-party dealers at a nonrefundable discount from the contractual principal amount. At December 31, 2001, all retail installment contracts at Drive were held for sale and stated at the lower of cost or fair value in the aggregate.

      On July 1, 2002, Drive made a decision to change the structure of its securitization transactions to treat the transactions as secured financings for accounting purposes. Therefore, retail installment contracts at Drive are classified as held for portfolio and carried at amortized cost, net of credit loss reserves at December 31, 2002 and 2003, and include retail installment contracts pledged under secured financings. Drive does not hedge its retail installment contracts at this time. Management of Drive does not believe that Drive is exposed to material interest rate risk during the period contracts are not securitized.

      Interest is accrued when earned in accordance with the contractual terms of the retail installment contract. The accrual of interest is discontinued once a retail installment contract becomes past due 60 days or more. Discounts on retail installment contracts are recognized as adjustments to the yield of the related contract.

      Gain on Sale of Retail Installment Contracts prior to July 2002 — Drive accounts for sales of retail installment contracts from securitizations in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — A Replacement of FASB Statement No. 125 (“SFAS 140”). In applying SFAS 140 to Drive’s securitized retail installment contract sales, Drive recognizes revenue (gain on sales of retail installment contracts) and allocates the total cost of the loans sold to financial components based on their relative fair values. During the year ended December 31, 2001, Drive sold $402 million of auto retail installment contracts in securitization transactions and recognized pre-tax gains of $39 million. Drive retained servicing responsibilities and interests in the receivables in the form of residual certificates. As of December 31, 2003, Drive was servicing

$122 million of auto receivables that have been sold to certain special purpose financing trusts (the “Trusts”). In connection with the sales of retail installment contracts from securitizations, Drive receives certain residual certificates associated with the securitizations as described below. Drive and certain of its subsidiaries have entered into an agreement whereby Drive receives all the economic benefits associated with the residual certificates and conversely assumes all the risks.

      Under the above agreement, Drive has retained unrated interests in retail installment contracts sold, which are subordinate to senior investors and certificated interest only strips for the benefit of Drive, which represents the present value of the right to the excess cash flows generated by the securitized contracts, which represents the difference between (a) interest at the stated rate paid by borrowers and (b) the sum of (i) pass-through interest paid to third-party investors, (ii) trustee fees, (iii) third-party credit enhancement fees (if applicable), (iv) stipulated servicing fees, and (v) estimated contract portfolio credit losses. Drive’s right to receive the cash flows begins after certain over-collateralization requirements have been met, which are specific to each securitization and used as a means of credit enhancement.

      Valuation of Residual Interests at Drive — Fair value of the residual interests at Drive is determined by calculating the present value of the anticipated cash flows at the time each securitization transaction closes, utilizing valuation assumptions appropriate for each particular transaction. The significant valuation assumptions are related to the anticipated average lives of the retail installment contracts sold, including the effect of anticipated prepayment speeds and anticipated credit losses.

      The residual interests are accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Because such assets can be contractually prepaid or otherwise settled in such a way that the holder would not receive all of the recorded investment, the assets are classified as available-for-sale investments and are carried at estimated fair value with any accompanying increases or decreases in estimated fair value being recorded as unrealized gains or losses in other comprehensive income (loss). The determination of fair value is based on the present value of the anticipated excess cash flows utilizing various discount rates, prepayment speeds and cumulative loss rates. Drive assesses the carrying value of its securitization related securities for impairment in accordance with the provisions of EITF 99-20 as discussed below under “— Effect of New Accounting Standards.” There can be no assurance that the estimates used to determine the fair value of the residual certificates will remain appropriate for the life of each asset and it is reasonably possible that circumstances could change in future periods, which could result in a material change in the estimates used to prepare the accompanying financial statements. If actual retail installment contract prepayments or credit losses exceed the Drive’s current estimates, other than temporary impairment may be required to be recognized. The implementation of EITF 99-20 required Drive to record a cumulative effect of accounting change for other-than-temporary impairments on retained beneficial interests in certain securitized assets, which had previously been recorded as unrealized losses. As a result, in the second quarter of 2001, the Company recognized a charge for the cumulative effect of a change in accounting principle of $.3 million relating to the Company’s share of Drive’s cumulative effect.

Equity Investments in Acquisition Partnerships

      FirstCity accounts for its investments in Acquisition Partnerships using the equity method of accounting. This accounting method generally results in the pass-through of its pro rata share of earnings from the Acquisition Partnerships’ activities as if it had a direct investment in the underlying Portfolio Assets held by the Acquisition Partnership. The revenues and earnings of the Acquisition Partnerships are determined on a basis consistent with the accounting methodology applied to non-performing, performing and real estate Portfolios described in the preceding paragraphs. FirstCity has ownership interests in the various partnerships that range from 3% to 50%. The Company also holds investments in servicing entities that are accounted for on the equity method.

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

Discontinued Operations

      The Company recorded provisions of $.5 million in 2003, $9.7 million in 2002 and $5.2 million in 2001 for additional losses from discontinued operations. The additional provisions primarily relate to a decrease in the estimated future gross cash receipts on residual interests in securitizations. These securities are in “run-off,” and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. The decrease in the estimated future gross cash receipts is a result of the actual losses exceeding the losses projected by the valuation model. As the securities “run off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary. Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage Corp.) and its subsidiaries (collectively referred to as “Mortgage Corp.”), and FC Capital Corp. (“Capital Corp.”). These entities comprise the operations that were previously reported as the Company’s residential and commercial mortgage banking business and are now reflected as discontinued operations in the accompanying consolidated statements of operations. Additionally, the net assets related to the resolution of activity from the discontinued operations have been reflected in the accompanying consolidated balance sheets.

      The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. These residual interests are classified as discontinued operations even though the liquidation or run-off of the securitized assets extends longer than one year because the Company is contractually obligated to service the securitized assets as master servicer. The Company has considered the estimated future gross cash receipts for such investment securities in the computation of the loss from discontinued operations. The cash flows are collected over a period of time and are valued using prepayment assumptions of 35% for fixed rate loans and 23% for variable rate loans. Overall loss rates are estimated from 4% to 13% of collateral. The Company uses modeling techniques to estimate future results from discontinued operations that consider the contractual terms of the securitization structures and using the assumptions stated above. The actual cash flows received from the residual interests in the future could differ materially positively or negatively due to factors such as economic conditions, changes in collateral values, fluctuating interest rates, differences between actual prepayments and actual losses, which differ from the assumptions used in the estimating process.

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

      The effects of an increase in the estimated future cash receipts would generally increase revenues from Portfolio Assets by increasing gross profit on a non-performing or real estate pool and increasing the effective yield on a performing Portfolio while a decrease in future cash receipts would generally have the effect of reducing revenues by reducing gross profit on a non-performing or real estate pool and decreasing the effective yield on a performing Portfolio. In some cases a reduction in the total future cash receipts by collecting those cash receipts sooner than expected could have a positive impact on the Company’s revenues from portfolio assets due to reduced interest expense and other carrying costs associated with the Portfolio Assets. Likewise an increase in future cash receipts, although generally a positive trend, could have a negative impact on future revenues of the Company due to higher levels of interest expense and other carrying costs of the Portfolios negating any potentially positive effects.

Consolidation Policy

      The accompanying consolidated financial statements include the accounts of all of the majority owned subsidiaries of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in 20% to 50% owned affiliates are accounted for on the equity method since the Company has the ability to exercise significant influence over operating and financial policies of those affiliates. For domestic Acquisition Partnerships, the Company owns a limited partner interest and generally shares in a general partner interest. Regarding the foreign investments, the Company participates as a limited partner. In all cases the Company’s direct and indirect equity interest never exceeds 50%.

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

      Equity earnings in the foreign Acquisition Partnerships are recorded on a one-month lag due to the timing of FirstCity’s receipt of those financial statements. FirstCity records equity earnings in MCS on a one-quarter lag.

Relationship with Cargill

      Cargill is a wholly owned subsidiary of Cargill, Incorporated, which is generally regarded as one of the world’s largest privately held corporations and has offices worldwide. Cargill and its affiliates provide significant debt and equity financing to the Acquisition Partnerships. In addition, FirstCity believes its relationship with Cargill significantly enhances FirstCity’s credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into related businesses and foreign markets.

      Under the Right of First Refusal Agreement, if the Company receives an invitation to bid on or otherwise obtains an opportunity to acquire interests in loans, receivables, real estate or other assets located in the United States, Canada, Latin America, or the Caribbean in which the aggregate amount to be bid exceeds $4 million, or $500 thousand for consumer assets, the Company is required to follow a prescribed notice procedure pursuant to which CFSC has the option to participate in the proposed purchase by requiring that such purchase or acquisition be effected through an Acquisition Partnership formed by the Company and

Cargill (or an affiliate). The Right of First Refusal Agreement does not prohibit the Company from holding discussions with entities other than CFSC regarding potential joint purchases of interests in loans, receivables, real estate or other assets, provided that any such purchase is subject to CFSC’s right to participate in the Company’s share of the investment. The Right of First Refusal Agreement further provides that, subject to certain conditions, CFSC will bear 50% of the due diligence expenses incurred by the Company in connection with proposed asset purchases. The Right of First Refusal Agreement is a restatement and extension of a similar agreement entered into among the Company, certain members of the Company’s management and Cargill in 1992. The Right of First Refusal Agreement has a termination date of February 1, 2006 and will renew automatically for an additional year on an annual basis thereafter unless either party gives notice to the other of its desire to discontinue the arrangement six months prior to the termination date.

      Future increases in the Company’s investments in Portfolio Assets acquired from institutions and government agencies may be obtained through investment entities formed with Cargill, whereby Cargill shares a general partner interest, thereby capitalizing on the expertise of Cargill whose skills complement those of the Company.

Contractual Obligations and Commercial Commitments

      The following tables present contractual cash obligations and commercial commitments of the Company as of December 31, 2003. See Notes 7, 9, 12 and 14 of the Notes to Consolidated Financial Statements (dollars in thousands).

	Payments Due by Period

		Less than	One to	Four to
Contractual Cash Obligations	Total	One Year	Three Years	Five Years

Notes payable secured by Portfolio Assets, loans receivable and equity in Acquisition Partnerships	$29,436	$2,254	$27,182	$—
Note payable secured by equity interest in Drive	16,000	—	—	16,000
Unsecured notes	1,454	178	—	1,276
Company credit facility	44,170	11,150	21,020	12,000
Operating leases	1,219	600	617	2
New Preferred Stock(1)	3,846	—	3,846	—

	$96,125	$14,182	$52,665	$29,278

Amount of Commitment Expiration Period

	Unfunded	Less than	One to
	Commitments	One Year	Three Years

Commercial Commitments	$—	$—	$—

(1)	New Preferred Stock as shown above includes $2.6 million payable at December 31, 2003 plus $1.2 million of unaccrued dividends through September 2005.

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

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. As it relates to FirstCity, on July 1, 2003, the carrying value of the New Preferred Stock was $3.7 million and approximated fair value. Beginning with the third quarter of 2003, the New Preferred Stock is to be presented as a liability in the consolidated financial statements and any related accretion of discount and dividends are charged to the consolidated results of operations.

      In November 2003, the FASB issued Staff Position, No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Staff Position 150-3”). Staff Position 150-3 defers the application of various provisions of SFAS 150 for specified mandatorily redeemable noncontrolling interests in consolidated limited-life entities. FirstCity has minority interests in various limited-life partnerships with a carrying value of $.8 million at December 31, 2003. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at December 31, 2003 is $.6 million.

      In December 2003, the Accounting Standards Executive Committee issued Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted on a loan portfolio to the excess of undiscounted expected cash flows over the initial investment in the loan portfolio. FirstCity will be required to account for all loans acquired after 2004 in accordance with SOP 03-3. For loans acquired prior to January 1, 2005, FirstCity will adopt the provisions of SOP 03-3 on a prospective basis.

      In December 2003, the FASB issued a revision to Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), which was originally issued in January 2003. FIN 46R provides guidance on the consolidation of certain entities when control exists through other than voting (or similar) interests and was effective immediately with respect to entities created after January 31, 2003. For certain special purpose entities created prior to February 1, 2003, FIN 46R became effective for financial statements issued after December 15, 2003. FIN 46R is effective for all other entities created prior to February 1, 2003 beginning with financial statements for reporting periods ending after March 15, 2004.

      FIN 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”). FirstCity holds significant variable interests in certain domestic Acquisition Partnerships and all of the French and Mexico partnerships, which would be characterized as VIE’s. However, FirstCity is not deemed to be the primary beneficiary of any of these entities. At December 31, 2003, FirstCity’s maximum exposure to loss as a result of its involvement with the VIE’s is $40.5 million.

RISK FACTORS

Availability of Portfolio Assets

      The Portfolio Asset acquisition and resolution business is affected by long-term cycles in the general economy. The Company cannot predict its future annual acquisition volume of Portfolio Assets. Moreover, future Portfolio Asset purchases will depend on the availability of Portfolios offered for sale, the availability of capital and the Company’s ability to submit successful bids to purchase Portfolio Assets. The acquisition of Portfolio Assets is highly competitive in the United States. This may require the Company to acquire Portfolio Assets at higher prices thereby lowering profit margins on the resolution of such Portfolios. To offset these changes in the domestic arena, the Company continues to develop its presence in other markets. Under certain circumstances, the Company may choose not to bid for Portfolio Assets that it believes cannot be acquired at attractive prices. As a result of all the above factors, Portfolio Asset purchases, and the revenue derived from the resolution of Portfolio Assets, may vary significantly from quarter to quarter.

Assumptions Underlying Portfolio Asset Performance

      The purchase price and carrying value of Portfolio Assets acquired by FirstCity are determined largely by estimating expected future cash flows from such assets. FirstCity develops and revises such estimates based on its historical experience and current market conditions, and based on the discount rates that the Company believes are appropriate for the assets comprising the Portfolios. In addition, many obligors on Portfolio Assets have impaired credit, with risks associated with such obligors similar to the risks described in respect of borrowers under “Credit Impaired Borrowers at Drive.” If the amount and timing of actual cash flows is materially different from estimates, the Company’s consolidated financial position, results of operations and business prospects could be materially adversely affected.

Risk Associated with Foreign Operations

      FirstCity has acquired, and manages and resolves, Portfolio Assets located in France and Mexico and is actively pursuing opportunities to purchase additional pools of distressed assets in these locations as well as other areas of Western Europe, Southeast Asia and Central and South America. Foreign operations are subject to various special risks, including currency translation risks, currency exchange rate fluctuations, exchange controls and different political, social and legal environments within such foreign markets. To the extent future financing in foreign currencies is unavailable at reasonable rates, the Company would be further exposed to currency translation risks, currency exchange rate fluctuations and exchange controls. In addition, earnings of foreign operations may be subject to foreign income taxes that reduce cash flow available to meet debt service requirements and other obligations of the Company, which may be payable even if the Company has no earnings on a consolidated basis. Any or all of the foregoing could have a material adverse effect on the Company’s consolidated position, results of operations and business prospects.

Impact of Changing Interest Rates

      Because most of the Company’s borrowings are at variable rates of interest, the Company will be impacted by fluctuations in interest rates. However, certain effects of changes in interest rates, such as increased prepayments of outstanding loans, cannot be mitigated. Fluctuations in interest rates could have a material adverse effect on the Company’s consolidated financial position, results of operations and business prospects.

      A substantial and sustained decline in interest rates may adversely impact the amount of distressed assets available for purchase by FirstCity. The value of the Company’s interest-earning assets and liabilities may be directly affected by the level of and fluctuations in interest rates, including the valuation of any residual interests in securitizations that would be severely impacted by increased loan prepayments resulting from declining interest rates.

      Conversely, a substantial and sustained increase in interest rates could adversely affect the ability of the Company to originate loans and could reduce the gains recognized by the Company upon their sale. Fluctuating interest rates also may affect the net interest income earned by the Company resulting from the difference between the yield to the Company on loans held pending sale and the interest paid by the Company for funds borrowed under the Company’s warehouse credit facilities or otherwise. See “Item 7A. — Quantitative and Qualitative Disclosures About Market Risk.”

Continuing Need for Financing

      General. The successful execution of the Company’s business strategy depends on its continued access to financing. In addition to the need for such financing, the Company must have access to liquidity to invest as equity or subordinated debt to meet its capital needs. Liquidity is generated by the cash flow to the Company from subsidiaries, access to the public debt and equity markets and borrowings incurred by the Company. The Company’s access to the capital markets is affected by such factors as changes in interest rates, general economic conditions, and the perception in the capital markets of the Company’s business, results of operations, leverage, financial position and business prospects. In addition, the Company’s ability to issue and sell common equity (including securities convertible into, or exercisable or exchangeable for, common equity) is limited as a result of the tax laws relating to the preservation of the NOLs available to the Company as a result of the Merger. There can be no assurance that the Company’s funding relationships with commercial banks, investment banks and financial services companies (including Cargill and the Senior Lenders) that have previously provided financing for the Company and its subsidiaries will continue past their respective current maturity dates. Some credit facilities to which the Company and its subsidiaries are parties have short-term maturities. If these credit facilities are not extended and the Company or its subsidiaries cannot find alternative funding sources on satisfactory terms, or at all, the Company’s consolidated financial position, results of operations and business prospects would be materially adversely affected. See “Liquidity and Capital Resources.”

      Each of the Company and its major operating subsidiaries has its own source of debt financing. In certain circumstances, a default by the Company or any of its major operating subsidiaries in respect of indebtedness owed to a third party constitutes a default under the Company’s credit facility. Although the Company intends to segregate the debt obligations of each such subsidiary, there can be no assurance that its existing financing sources will continue to agree to such arrangements or that alternative financing sources that would accept such arrangements would be available. In the event the Company’s major operating subsidiaries are compelled to accept cross-guarantees, or cross-default or cross-acceleration provisions in connection with their respective credit facilities, financial difficulties experienced by one of the Company’s subsidiaries could adversely impact the Company’s other subsidiaries.

      Dependence on Warehouse Financing at Drive. As is customary in the consumer lending businesses, Drive depends upon warehouse credit facilities with financial institutions or institutional lenders to finance the origination and purchase of loans on a short-term basis pending sale or securitization. Implementation of Drive’s business strategy requires the continued availability of warehouse credit facilities, and may require increases in the permitted borrowing levels under such facilities. There can be no assurance that such financing will be available on terms satisfactory to Drive. The inability of Drive or its subsidiaries to arrange additional warehouse credit facilities, to extend or replace existing facilities when they expire or to increase the capacity of such facilities may have a material adverse effect on the Company’s consolidated position, results of operations and business prospects.

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

Risks of Securitization by Drive

      Significance of Securitization. The Company continues to believe that Drive’s ability to securitize sub-prime automobile loans is necessary to efficiently finance the volume of assets expected to be generated. Accordingly, adverse changes in the secondary market for such loans could impair Drive’s ability to originate and securitize on a favorable or timely basis. Any such impairment could have a material adverse effect upon Drive’s consolidated position, results of operations and business prospects. Proceeds from the securitization of acquired loans are required to be used to repay borrowings under warehouse credit facilities, which makes such facilities available to finance the purchase of additional loan assets. There can be no assurance that, as Drive’s volume of loans purchased increases, Drive will be able to securitize its loan production efficiently. An inability of Drive to efficiently securitize its loan production could have a material adverse effect on the Company’s consolidated position, results of operations and business prospects.

      Securitization transactions may be affected by a number of factors, some of which are beyond Drive’s control, including, among other things, the adverse financial condition of, or developments related to, some of Drive’s competitors, conditions in the securities markets in general, and conditions in the asset-backed securitization market. Drive’s securitizations typically utilize credit enhancements in the form of financial guaranty insurance policies in order to achieve enhanced credit ratings. Failure to obtain insurance company credit enhancement could adversely affect the timing of or ability of Drive to effect securitizations. In addition, the failure to satisfy rating agency requirements with respect to loan pools would adversely impact Drive’s ability to effect securitizations.

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

      Retained Risks of Securitized Loans. Drive makes various representations with respect to the loans that it securitizes. With respect to acquired loans, Drive’s representations rely in part on similar representations made by the originators of such loans when Drive purchased them. In the event of a breach of its representations, Drive may be required to repurchase or replace the related loan using its own funds. While Drive may have a claim against the originator in the event of a breach of any of these representations made by the originators, the Company’s ability to recover on any such claim will be dependent on the financial condition of the originator. There can be no assurance that Drive will not experience a material loss associated with any of these contingencies.

      Performance Assumptions. Securitizations completed by Drive for the foreseeable future will be structured as debt financings and will result in a growth of the net interest margin and grow Drive’s balance sheet. Prior to July 2002 Drive structured the securitizations as sales and retains subordinated interests in those securitizations. Management of Drive makes a number of assumptions in determining the estimated fair value for the subordinated interests. These assumptions include, but are not limited to, prepayment speeds, default rates and subsequent losses on the underlying loans, and the discount rates used to present value the future cash flows. All of the assumptions are subjective. Varying the assumptions can have a material effect on the present value determination in one securitization as compared to any other. Subsequent events will cause the actual occurrences of prepayments, losses and interest rates to be different from the assumptions used for such factors at the time of the recognition of the sale of the loans. The effect of the subsequently occurring events could cause a re-evaluation of the carrying values of the previously estimated values of the subordinated interests and excess spreads and such adjustment could be material. Defaults and losses on defaults increased in 2002 and 2001 due to recession related factors. Of major importance was the reduction in used car values caused by the events of September 11, 2001, when, facing significant slowdowns in travel, the car rental agencies reduced their fleets dramatically. This, compounded by the zero percent financing offered on new cars, flooded the used car market creating downward pressure on used car values.

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

Risk of Minority Investment in Drive

      Although the Company continues to have some influence on Drive and its operations, due to the sale of 49% of its interest, the Company now maintains a minority interest in Drive. There can be no guarantee that Drive’s future operations will be consistent with the Company’s goals

Credit Impaired Borrowers at Drive

      Drive’s sub-prime borrowers generally are unable to obtain credit from traditional financial institutions due to factors such as an impaired or poor credit history, low income or other adverse credit events. Drive is subject to various risks associated with these borrowers, including, but not limited to, the risk that the borrowers will not satisfy their debt service obligations and that the realizable value of the assets securing their loans will not be sufficient to repay the borrowers’ debt. While the Company believes that the underwriting criteria and collection methods Drive employs enable it to identify and control the higher risks inherent in loans made to such borrowers, and that the interest rates charged compensate Drive for the risks inherent in such loans, no assurance can be given that such criteria or methods, or such interest rates, will afford adequate protection against, or compensation for, higher than anticipated delinquencies, foreclosures or losses. The actual rate of delinquencies, foreclosures or losses could be significantly accelerated by an economic downturn or recession. Consequently, the Company’s consolidated financial position, results of operations (primarily Consumer Corp.’s 31% equity earnings in Drive) and business prospects could be materially adversely affected. Retail installment contracts at Drive are held for portfolio and carried at amortized cost, net of credit loss reserves. Drive is exposed to interest rate risk during the period contracts are held, and there can be no assurance that future material valuation impairments will not be required.

Availability of Net Operating Loss Carryforwards

      The Company believes that, as a result of the Merger, approximately $596 million of NOLs were available to the Company to offset future taxable income as of December 31, 1995. Since December 31, 1995, the Company has generated an additional $132 million in tax operating losses and utilized $23 million of NOLs. Accordingly, as of December 31, 2003, the Company believes that it has approximately $705 million of NOLs available to offset future taxable income. Out of the total $705 million of NOLs, the Company estimates it will be able to utilize $57.4 million, which equates to a $20.1 million deferred tax asset on the Company’s books and records. However, because the Company’s position in respect of its $596 million NOLs resulting from the Merger is based upon factual determinations and upon legal issues with respect to which there is uncertainty and because no ruling has been obtained from the Internal Revenue Service (the “IRS”) regarding the availability of the NOLs to the Company, there can be no assurance that the IRS will not challenge the availability of such NOLs and, if challenged, that the IRS will not be successful in disallowing this portion of the Company’s NOLs, with the result that the Company’s $20.1 million deferred tax asset would be reduced or eliminated.

      Some of the NOLs may be carried forward to offset future federal taxable income of the Company through the year 2022; however, the availability of some of the NOLs begins to expire beginning in 2005. The ability of the Company to utilize such NOLs will be severely limited if there is a more than 50% ownership change of the Company during a three-year testing period within the meaning of section 382 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

      If the Company were unable to utilize its NOLs to offset future taxable income, it would lose significant competitive advantages that it now enjoys. Such advantages include, but are not limited to, the Company’s ability to offset non-cash income recognized by the Company in connection with certain securitizations, to generate capital to support its expansion plans on a tax-advantaged basis, to offset its and its consolidated subsidiaries’ pretax income, and to have access to the cash flow that would otherwise be represented by payments of federal tax liabilities.

Assumptions Regarding Recognition of Deferred Tax Asset

      As noted above, the Company has NOLs available for federal income tax purposes to offset future federal taxable income, if any, through the year 2022. A valuation allowance is provided to reduce the deferred tax assets to a level, which, more likely than not, will be realized. Realization is determined based on management’s expectation of generating sufficient taxable income in a look forward period over the next four years. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The change in valuation allowance represents a change in the estimate of the future taxable income during the carryforward period since the prior year-end and utilization of net operating loss carryforwards since the Merger. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly. See “Discussion of Critical Accounting Policies — Deferred Tax Asset.”

Environmental Liabilities

      The Company, through its subsidiaries and affiliates, acquires real property in its Portfolio Asset acquisition and resolution business. There is a risk that properties acquired by the Company could contain hazardous substances or waste, contaminants or pollutants. The Company may be required to remove such substances from the affected properties at its expense, and the cost of such removal may substantially exceed the value of the affected properties or the loans secured by such properties. Furthermore, the Company may not have adequate remedies against the prior owners or other responsible parties to recover its costs, either as a matter of law or regulation, or as a result of such prior owners’ financial inability to pay such costs. The Company may find it difficult or impossible to sell the affected properties either prior to or following any such removal.

Competition

      All of the businesses in which the Company operates are highly competitive. Some of the Company’s principal competitors are substantially larger and better capitalized than the Company. Because of their resources, these companies may be better able than the Company to obtain new customers for loan production, to acquire Portfolio Assets, to pursue new business opportunities or to survive periods of industry consolidation. Access to and the cost of capital are critical to the Company’s ability to compete. Many of the Company’s competitors have superior access to capital sources and can arrange or obtain lower cost of capital, resulting in a competitive disadvantage to the Company with respect to such competitors.

      In addition, certain of the Company’s competitors may have higher risk tolerances or different risk assessments, which could allow these competitors to establish lower margin requirements and pricing levels than those established by the Company. In the event a significant number of competitors establish pricing levels below those established by the Company, the Company’s ability to compete would be adversely affected.

General Economic Conditions

      Periods of economic slowdown or recession, or declining demand for commercial real estate, automobile loans or other commercial or consumer loans may adversely affect the Company’s business. Economic downturns may reduce the number of loan originations by the Company’s consumer business and negatively impact its securitization activity and generally reduce the value of the Company’s assets. In addition, periods of economic slowdown or recession, whether general, regional or industry-related, may increase the risk of default on loans and could have a material adverse effect on the Company’s consolidated financial position, results of operations and business prospects. Such periods also may be accompanied by declining values of automobiles and other property securing outstanding loans, thereby weakening collateral coverage and increasing the possibility of losses in the event of default. Due to significant increases in automobiles for sale during the recent recessionary economic period have depressed the prices at which such collateral may be sold or delayed the timing of such sales. There can be no assurance that there will be adequate markets for the sale of repossessed automobiles. Any additional deterioration of such markets could reduce recoveries from the sale of collateral.

      Such economic conditions could also adversely affect the resolution of Portfolio Assets, lead to a decline in prices or demand for collateral underlying Portfolio Assets, or increase the cost of capital invested by the Company and the length of time that capital is invested in a particular Portfolio. All or any one of these events could decrease the rate of return and profits to be realized from such Portfolio and materially adversely affect the Company’s consolidated financial position, results of operations and business prospects.

Government Regulation

      Some aspects of the Company’s business are subject to regulation, examination and licensing under various federal, state and local statutes and regulations that impose requirements and restrictions affecting, among other things, credit activities, maximum interest rates, finance and other charges, disclosures to obligors, the terms of secured transactions, collection, repossession and claims handling procedures, multiple qualification and licensing requirements for doing business in various jurisdictions, and other trade practices. The Company believes it is currently in compliance in all material respects with applicable regulations, but there can be no assurance that the Company will be able to maintain such compliance. Failure to comply with, or changes in, these laws or regulations, or the expansion of the Company’s business into jurisdictions that have adopted more stringent regulatory requirements than those in which the Company currently conducts business, could have an adverse effect on the Company by, among other things, limiting the income the Company may generate on existing and additional loans, limiting the states in which the Company may operate or restricting the Company’s ability to realize on the collateral securing its loans. See “Item 1 — Business — Government Regulation.”

Litigation

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

      Industry participants in the consumer lending businesses from time to time are named as defendants in litigation involving alleged violations of federal and state consumer protection or other similar laws and regulations. A judgment against FirstCity or Drive in connection with any such litigation could have a material adverse effect on the Company’s consolidated financial position, results of operations and business prospects.

Relationship With and Dependence Upon Cargill

      The Company’s relationship with Cargill is material in a number of respects. Cargill, a subsidiary of Cargill, Incorporated, a privately held, multi-national agricultural and financial services company, provides equity and debt financings for many of the Acquisition Partnerships. Cargill owns approximately 1.98% of the Company’s outstanding Common Stock, and a Cargill designee, Jeffery Leu, serves as a director of the Company. The Company believes its relationship with Cargill significantly enhances the Company’s credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into other businesses and foreign markets. Although management believes that the Company’s relationship with Cargill is excellent, there can be no assurance that such relationship will continue in the future. Absent such relationship, the Company and the Acquisition Partnerships would be required to find alternative sources for the financing that Cargill has historically provided. There can be no assurance that such alternative financing would be available. Any termination of such relationship could have a material adverse effect on the Company’s consolidated financial position, results of operations and business prospects.

Dependence on Key Personnel

      The Company is dependent on the efforts of its senior executive officers, particularly James R. Hawkins (Chairman of the Board) and James T. Sartain (President and Chief Executive Officer). The Company is also dependent on several of the key members of management of each of its operating subsidiaries, many of whom were instrumental in developing and implementing the business strategy for such subsidiaries. The inability or unwillingness of one or more of these individuals to continue in his present role could have a material adverse effect on the Company’s consolidated condition, results of operations and business prospects. There can be no assurance that any of the foregoing individuals will continue to serve in his current capacity or for what time period such service might continue. The Company does not maintain key person life insurance for any of its senior executive officers.

      The borrowing facilities for the Company and FirstCity each include key personnel provisions. These provisions generally provide that if certain key personnel are no longer employed and suitable replacements are not found within a defined time limit certain facilities become due and payable.

Influence of Certain Stockholders

      The directors and executive officers of the Company collectively beneficially own 26.88% of the Common Stock. Although there are no agreements or arrangements with respect to voting such Common Stock among such persons except as described below, such persons, if acting together, may effectively be able to control any vote of stockholders of the Company and thereby exert considerable influence over the affairs of the Company. James R. Hawkins, the Chairman of the Board, is the beneficial owner of 11.41% of the Common Stock. James T. Sartain, President and Chief Executive Officer of the Company, is the beneficial owner of 5.27% of the Common Stock. ATARA I, Ltd. (“ATARA”), an entity associated with Rick R. Hagelstein, former Executive Vice President of the Company and former Chief Executive Officer of Mortgage Corp., beneficially owns 3.06% of the outstanding Common Stock. In addition, Cargill owns approximately 1.98% of the Common Stock. Mr. Hawkins, Mr. Sartain, Cargill and ATARA are parties to a shareholder voting agreement (the “Stockholder Voting Agreement”). Under the Stockholder Voting Agreement, Mr. Hawkins, Mr. Sartain and ATARA are required to vote their shares in favor of Cargill’s designee for director of the Company, and Cargill is required to vote its shares in favor of one or more of the designees of Messrs. Hawkins and Sartain and ATARA. There can be no assurance that the interests of management or the other entities and individuals named above will be aligned with the Company’s other stockholders.

Shares Eligible for Future Sale

      The utilization of the Company’s $596 million in NOLs resulting from the Merger may be limited or prohibited under the Tax Code in the event of certain ownership changes. The Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) contains provisions restricting the transfer of its securities that are designed to avoid the possibility of such changes. Such restrictions may prevent certain holders of Common Stock of the Company from transferring such stock even if such holders are permitted to sell such stock without restriction under the Securities Act of 1933, as amended, and may limit the Company’s ability to sell Common Stock to certain existing holders of Common Stock at an advantageous time or at a time when capital may be required but unavailable from any other source.

Period to Period Variances

      The revenue of FirstCity and Acquisition Partnerships is based on proceeds realized from the resolution of the Portfolio Assets, which proceeds have historically varied significantly and likely will continue to vary significantly from period to period. Consequently, the Company’s period-to-period revenue and results of operations have historically varied, and are likely to continue to vary, correspondingly. Such variances, alone or with other factors, such as conditions in the economy or the financial services industries or other developments affecting the Company, may result in significant fluctuations in the reported operations of the Company and in the trading prices of the Company’s securities, particularly the Common Stock.

Tax, Monetary and Fiscal Policy Changes

      The Company originates and acquires financial assets, the value and income potential of which are subject to influence by various state and federal tax, monetary and fiscal policies in effect from time to time. The nature and direction of such policies are entirely outside the control of the Company, and the Company cannot predict the timing or effect of changes in such policies. Changes in such policies could have a material adverse effect on the Company’s consolidated financial position, results of operations and business prospects.

Dependence on Automobile Dealership Relationships

      The ability of the Drive to expand into new geographic markets and to maintain or increase its volume of automobile loans is dependent upon maintaining and expanding the network of franchised automobile dealerships from which it purchases contracts. Increased competition, including competition from captive finance affiliates of automobile manufacturers, could have a material adverse effect on the Drive’s ability to maintain or expand its dealership network.

Anti-Takeover Considerations

      The Company’s Certificate of Incorporation and by-laws contain a number of provisions relating to corporate governance and the rights of stockholders. Certain of these provisions may be deemed to have a potential “anti-takeover” effect to the extent they are utilized to delay, defer or prevent a change of control of the Company by deterring unsolicited tender offers or other unilateral takeover proposals and compelling negotiations with the Company’s Board of Directors rather than non-negotiated takeover attempts even if such events may be in the best interests of the Company’s stockholders. The Certificate of Incorporation also contains certain provisions restricting the transfer of its securities that are designed to prevent ownership changes that might limit or eliminate the ability of the Company to use its NOLs resulting from the Merger.

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

      Additionally the Company has various sources of financing which have been previously described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

      The following table is a summary of the interest earning assets and interest bearing liabilities, as of December 31, 2003, segregated by asset type as described in the previous paragraphs, with expected maturity or sales dates as indicated (dollars in thousands):

	Weighted					Greater
	Average	0-3	3-6	6-9	9-12	than 12
	Rate	Months	Months	Months	Months	Months	Total

Interest bearing assets
Portfolio assets(1)	N/A	$833	$812	$369	$556	$1,955	$4,525
Loans receivable(2)	9.08%	2,879	1,431	1,105	992	10,906	17,313
Equity investments(3)
Acquisition Partnerships	N/A	11,301	7,998	4,677	7,505	25,998	57,479
Drive	N/A	—	—	—	—	15,667	15,667

		$15,013	$10,241	$6,151	$9,053	$54,526	$94,984

Interest bearing liabilities
Notes payable secured by Portfolio Assets, loans receivable and equity in Acquisition Partnerships(4)	8.23%	$—	$—	$—	$2,254	$27,182	$29,436
Unsecured notes	4.75%	178	—	—	—	1,276	1,454
Consumer Lending	2.13%	—	—	—	—	16,000	16,000
Company credit facility	6.61%	—	—	—	11,150	33,020	44,170

		$178	$—	$—	$13,404	$77,478	$91,060

(1)	Portfolio assets are shown based on estimated proceeds from disposition, which could occur much faster or slower than anticipated or as directed.

(2)	Loans receivable are shown in the table based upon the expected date of sale or repayment.

(3)	Equity investments are shown based on anticipated equity disbursements, which could occur much faster or slower than anticipated.

(4)	Notes payable mature in the periods indicated. This does not necessarily indicate when the outstanding balances would be paid. Notes payable secured by Portfolio Assets fund up to 100% of the corresponding asset class. If the asset balance declines whether through a sale or a payment from the borrower, the corresponding liability must be paid.

      The Company currently has investments in Mexico and France. In France, the Company’s investments are in the form of equity and represent a significant portion of the Company’s total equity investments. As of December 31, 2003, one U.S. dollar equaled .80 Euros. A sharp change of the Euro relative to the U.S. dollar could materially adversely affect the financial position and results of operations of the Company. The Company has not entered into any instruments to minimize this market risk of adverse changes in currency rates. A 5% and 10% incremental depreciation of the Euro would result in an estimated decline in the valuation of the Company’s equity investments in France of approximately $.9 million and $1.6 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Euro relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

      In Mexico, approximately 95% of the Company’s investments in Mexico are made through U.S. dollar denominated loans to the Partnerships located in Mexico. The remaining investment is in the form of equity in these same Partnerships. The loans receivable are required to be repaid in U.S. dollars. Although the U.S. dollar balance of these loans will not change due to a change in the Mexican peso, the future estimated cash flows of the underlying assets in Mexico could become less valuable as a result of a change in the exchange rate for the Mexican peso, and thus could affect the overall total returns to the Company on these investments. As of December 31, 2003, one U.S. dollar equaled 11.2 Mexican pesos. A 5% and 10% incremental depreciation of the peso would result in an estimated decline in the valuation of the Company’s total investments in Mexico of approximately $.7 million and $1.3 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Mexican peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

Item 8.	Financial Statements and Supplementary Data

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Dollars in thousands,
	except per share data)
ASSETS
Cash and cash equivalents	$2,745	$4,118
Portfolio Assets, net	4,525	9,820
Loans receivable from acquisition partnerships held for investment	17,313	17,700
Equity investments	73,146	58,342
Deferred tax asset, net	20,101	20,101
Service fees receivable from affiliates	1,390	2,235
Other assets, net	6,769	6,376
Net assets of discontinued operations	6,150	7,764

Total Assets	$132,139	$126,456

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable to affiliates	$88,628	$95,560
Notes payable other	2,432	1,113
Preferred stock subject to mandatory redemption, including accumulated dividends in arrears of $1,193 in 2003 (par value $.01; redemption value of $21 per share; 2,000,000 shares authorized; shares issued and outstanding: 126,291 in 2003)	3,846	—
Minority interest	3,972	4,052
Other liabilities	4,292	3,274

Total Liabilities	103,170	103,999
Commitments and contingencies (Notes 2, 3, 7, 9, 10, 12 and 14)
Redeemable preferred stock:
Preferred stock subject to mandatory redemption, including accumulated dividends in arrears of $960 in 2002 (par value $.01; redemption value of $21 per share; 2,000,000 shares authorized; shares issued and outstanding: 130,691 shares in 2002)	—	3,705
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; issued and outstanding: 11,193,687 and 11,195,076 shares, respectively)	112	112
Paid in capital	99,168	98,934
Accumulated deficit	(73,923)	(82,977)
Accumulated other comprehensive income	3,612	2,683

Total Stockholders’ Equity	28,969	18,752

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity	$132,139	$126,456

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenues:
Servicing fees from affiliates	$15,051	$12,665	$9,580
Gain on resolution of Portfolio Assets	1,380	1,138	1,049
Equity in earnings of investments	21,411	8,680	16,694
Interest income from affiliates	2,794	4,060	3,993
Interest income, other	533	1,068	1,892
Gain on sale of interest in equity investments	—	1,779	3,316
Gain on sale of interest in subsidiary	—	4,000	—
Other income	1,560	2,598	1,887

Total revenues	42,729	35,988	38,411
Expenses:
Interest and fees on notes payable to affiliates	7,567	6,456	7,838
Interest and fees on notes payable, other	155	366	939
Interest on shares subject to mandatory redemption	133	—	—
Salaries and benefits	15,875	12,609	10,606
Provision for loan and impairment losses	98	295	3,277
Occupancy, data processing, communication and other	7,518	8,962	11,200

Total expenses	31,346	28,688	33,860

Earnings from continuing operations before income taxes, minority interest and accounting change	11,383	7,300	4,551
Provision for income taxes	(240)	(153)	(15)

Earnings from continuing operations before minority interest and accounting change	11,143	7,147	4,536
Minority interest	(1,436)	(1,204)	(2,061)
Cumulative effect of accounting change	—	—	(304)

Earnings from continuing operations	9,707	5,943	2,171
Loss from discontinued operations	(520)	(9,714)	(5,200)

Net earnings (loss)	9,187	(3,771)	(3,029)
Accumulated preferred dividends in arrears	(133)	(2,478)	(2,568)

Net earnings (loss) to common stockholders	$9,054	$(6,249)	$(5,597)

Basic earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations before accounting change	$.86	$0.40	$(0.01)
Discontinued operations	(0.05)	(1.14)	(0.62)
Cumulative effect of accounting change	—	—	(0.04)
Net earnings (loss)	$.81	$(0.74)	$(0.67)
Weighted average common shares outstanding	11,200	8,500	8,374
Diluted earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations before accounting change	$.85	$0.40	$(0.01)
Discontinued operations	(0.05)	(1.14)	(0.62)
Cumulative effect of accounting change	—	—	(0.04)
Net earnings (loss)	$.80	$(0.74)	$(0.67)
Weighted average common shares outstanding	11,349	8,500	8,374

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
					Other
	Number of				Comprehensive	Total
	Common	Common	Paid in	Accumulated	Income	Stockholders’
	Shares	Stock	Capital	Deficit	(Loss)	Equity

	(Dollars in thousands)
Balances, December 31, 2000	8,368,344	84	79,634	(71,131)	(109)	8,478
Issuance of common stock Under employee stock purchase plan	8,156	—	11	—	—	11
Comprehensive loss:
Net loss for 2001	—	—	—	(3,029)	—	(3,029)
Foreign currency items	—	—	—	—	(218)	(218)
Unrealized net gain on securitization	—	—	—	—	1,203	1,203

Total comprehensive loss						(2,044)

Preferred dividends	—	—	—	(2,568)	—	(2,568)

Balances, December 31, 2001	8,376,500	84	79,645	(76,728)	876	3,877
Issuance of common stock in Exchange for redeemable preferred stock	2,417,388	24	18,891	—	—	18,915
Issuance of common stock to acquire minority interest in subsidiary	400,000	4	396	—	—	400
Issuance of common stock
Under employee stock purchase plan	1,188	—	2	—	—	2
Comprehensive loss:
Net loss for 2002	—	—	—	(3,771)	—	(3,771)
Foreign currency items	—	—	—	—	1,782	1,782
Unrealized net gain on securitization	—	—	—	—	25	25

Total comprehensive loss						(1,964)

Preferred dividends	—	—	—	(2,478)	—	(2,478)

Balances, December 31, 2002	11,195,076	112	98,934	(82,977)	2,683	18,752
Issuance of common stock in Exchange for redeemable preferred stock	8,200	—	75	—	—	75
Issuance of common stock under employee stock purchase plan	1,395	—	3	—	—	3
Exercise of common stock options	6,250	—	12	—	—	12
Refund of unconverted common stock	(17,234)	—	144	—	—	144
Comprehensive income:
Net earnings for 2003	—	—	—	9,187	—	9,187
Foreign currency items	—	—	—	—	2,157	2,157
Unrealized net loss on Securitization	—	—	—	—	(1,228)	(1,228)

Total comprehensive income						10,116

Preferred dividends	—	—	—	(133)	—	(133)

Balances, December 31, 2003	11,193,687	$112	$99,168	$(73,923)	$3,612	$28,969

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$9,187	$(3,771)	$(3,029)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Loss from discontinued operations	520	9,714	5,200
Proceeds from resolution of Portfolio Assets	7,527	4,210	8,801
Gain on resolution of Portfolio Assets	(1,380)	(1,138)	(1,049)
Purchase of Portfolio Assets and loans receivable, Net	(6,646)	(4,412)	(10,606)
Provision for loan and impairment losses	98	295	3,277
Equity in earnings of investments	(21,411)	(8,680)	(16,694)
Proceeds from performing Portfolio Assets and loans receivable, net	4,660	5,675	10,328
Capitalized interest and costs on Portfolio Assets and loans receivable	(216)	(15)	(509)
Depreciation and amortization	896	721	899
(Increase) decrease in service fees receivable from affiliate	845	(689)	(282)
(Increase) decrease in other assets	(2,576)	(2,528)	1,713
Gain on sale of interest in equity investments or Subsidiary	—	(5,779)	(3,316)
Gain on early debt extinguishment	—	(899)	—
Increase in other liabilities	1,961	1,790	3,228

Net cash used in operating activities	(6,535)	(5,506)	(2,039)

Cash flows from investing activities:
Proceeds from sale of interest in equity investments or Subsidiary	—	3,373	7,567
Purchase of minority interest by consolidated subsidiary	(1,399)	—	—
Property and equipment, net	(776)	(412)	(983)
Contributions to Acquisition Partnerships and Servicing entities	(18,879)	(14,011)	(14,088)
Distributions from Acquisition Partnerships and Servicing entities	30,845	23,440	11,259

Net cash provided by investing activities	9,791	12,390	3,755

Cash flows from financing activities:
Borrowings under notes payable to affiliates	26,042	45,189	30,700
Borrowings under notes payable — other	4,706	437	170
Payments of notes payable to affiliates	(33,193)	(35,519)	(27,415)
Payments of notes payable — other	(3,387)	(5,678)	(6,229)
Proceeds from issuance of common stock	15	2	11
Refund on unconverted common stock	144	—	—
Payments for tender of redeemable preferred stock	(50)	(10,456)	—
Payments for closing costs of recapitalization	—	(1,503)	—

Net cash used in financing activities	(5,723)	(7,528)	(2,763)

Net cash used in continuing operations	$(2,467)	$(644)	$(1,047)
Net cash provided by (used by) discontinued operations	1,094	(821)	(1,413)

Net decrease in cash and cash equivalents	$(1,373)	$(1,465)	$(2,460)
Cash and cash equivalents, beginning of year	4,118	5,583	8,043

Cash and cash equivalents, end of year	$2,745	$4,118	$5,583

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,401	$5,580	$7,700
Income taxes	$350	$46	$13
Non-cash financing activities:
Dividends accumulated and not paid on preferred stock	$133	$2,478	$2,568

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001
(Dollars in thousands)

1.	Summary of Significant Accounting Policies

(a) Basis of Presentation

      On July 3, 1995, FirstCity Financial Corporation (the “Company” or “FirstCity”) was formed by the merger of J-Hawk Corporation and First City Bancorporation of Texas, Inc. (the “Merger”). The Company’s merger with Harbor Financial Group, Inc. (“Mortgage Corp.”) on July 1, 1997 was accounted for as a pooling of interests.

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

(b) Description of Business

      The Company is a financial services company with offices throughout the United States and Mexico, with a presence in France. At December 31, 2003, the Company was engaged in two principal reportable segments: (i) portfolio asset acquisition and resolution and (ii) consumer lending through the Company’s minority investment in Drive Financial Services LP (“Drive”). Refer to Note 8 for operational information related to each of these principal segments. Effective in the third quarter of 1999, the Company adopted formal plans to discontinue its mortgage banking operations (refer to Note 3), which had previously also been reported as a segment. Activities related to the mortgage banking operations have been reclassified in the accompanying consolidated financial statements to discontinued operations.

      In December 2002, FirstCity completed a recapitalization in which holders of redeemable preferred stock, par value $.01 per share (“New Preferred Stock”) exchanged 1,092,210 shares of New Preferred Stock for 2,417,388 shares of common stock and $10.5 million. As a result, common equity was increased by $18.9 million. During the first quarter of 2003, 4,400 shares of New Preferred Stock were redeemed for 8,200 shares of common stock and $50,000 in cash. FirstCity also recorded a $4 million gain in December 2002 from the release of its guaranty of Drive’s indebtedness to BoS(USA). BoS(USA)’s warrant to purchase 1,975,000 shares of non-voting common stock was cancelled. FirstCity also acquired the minority interest in FirstCity Holdings held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom are Senior Vice Presidents of FirstCity by issuing 400,000 shares of common stock of the Company and a note payable, to be periodically redeemed by the Company for an aggregate of up to $3.2 million out of certain cash collections from servicing income from Portfolios in Mexico.

      In the third quarter of 2000, FirstCity Consumer Lending Corporation (“Consumer Corp.”), a wholly-owned subsidiary of FirstCity, completed a sale of a 49% equity interest in its automobile finance operation to IFA Drive GP Holdings, LLC (“IFA-GP”) and IFA Drive, LP Holdings, LLC (“IFA-LP”), wholly-owned subsidiaries of BoS(USA), Inc. (formerly known as IFA Incorporated) (“BoS(USA)”), a wholly-owned subsidiary of Bank of Scotland (together with BoS(USA), the “Senior Lenders”), for a purchase price of $15 million cash pursuant to the terms of a Securities Purchase Agreement dated as of August 18, 2000 (the “Securities Purchase Agreement”), by and among the Company, Consumer Corp., FirstCity Funding, LP (“Funding LP”), and FirstCity Funding GP Corp. (“Funding GP”), IFA-GP and IFA-LP (see Note 2 for further discussion). As a result of this sale, the Company no longer consolidates the financial statements of its

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

automobile finance operation since August 1, 2000, but instead records its investment under the equity method of accounting. Also, in relation to the sale, the Senior Lenders forgave a loan fee in the amount of $2.5 million, which resulted in accrued loan fees of $.8 million owed to the senior lender being recorded as other income in the consolidated financial statements.

      In the portfolio asset acquisition and resolution business, the Company acquires and resolves portfolios of performing and nonperforming commercial and consumer loans and other assets (collectively, “Portfolio Assets” or “Portfolios”), which are generally acquired at a discount to their legal principal balance or appraised value. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally aggregated, including loans of varying qualities that are secured or unsecured by diverse collateral types and foreclosed properties. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on real estate, business assets or other collateral cash flow. Portfolio Assets are acquired on behalf of the Company or its wholly owned subsidiaries, and on behalf of legally independent domestic and foreign partnerships and other entities (“Acquisition Partnerships” or “WAMCO Partnerships”) in which a partially owned affiliate of the Company is the general partner and the Company and other investors (including but not limited to Cargill) are limited partners.

      The Company services, manages and ultimately resolves or otherwise disposes of substantially all of the assets it, its Acquisition Partnerships, or other related entities acquire. The Company services all such assets until they are collected or sold and normally does not manage assets for non-affiliated third parties.

(c) Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of all majority owned subsidiaries of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in 20 to 50 percent owned affiliates are accounted for on the equity method since the Company has the ability to exercise significant influence over operating and financial policies of those affiliates. For domestic Acquisition Partnerships, the Company owns a limited partner interest and generally shares in a general partner interest. Regarding the foreign investments, the Company participates as a limited partner only. In all cases, the Company’s direct and indirect equity interest never exceeds 50%. The following is a listing of the 20 to 50 percent owned affiliates accounted for on the equity method and held at December 31, 2003:

Percentage
Affiliate	Ownership

BIDMEX 4, LLC	20.00
BIDMEX 5, LLC	20.00
UHR Limited	20.00
BIDMEX 8, LLC	20.00
Namex, LLC	22.22
WOD Limited	22.50
WOL Limited	22.50
FCS Fischer, Ltd.	24.70
NEVVS Limited	25.00
BIDMEX 7, LLC	25.00
Drive GP LLC	31.00
Compagnie Transatlantique de Portefeuilles	33.33
MinnTex Investment Partners LP	33.00

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Percentage
Affiliate	Ownership

FCS Fischer GP, Corp.	33.33
P.R.L. Development, SAS	33.50
Drive Financial Services LP	38.71
First B Realty, L.P.	49.00
WAMCO III, Ltd.	49.00
WAMCO IX, Ltd.	49.00
WAMCO XXIV, Ltd.	49.00
WAMCO XXV, Ltd.	49.00
WAMCO XXVIII, Ltd.	49.50
WAMCO XXX, Ltd.	49.50
WAMCO 31, Ltd.	49.50
WAMCO 32, Ltd.	49.50
WAMCO 33, Ltd.	49.50
FCS Creamer Ltd.	49.75
FCS Wildhorse, Ltd.	49.75
FCS Wood, Ltd.	49.75
WAMCO XXVI, Ltd.	49.75
Calibat Fund, LLC	50.00
FCS Creamer GP, Corp.	50.00
FCS Wildhorse GP Corp.	50.00
FCS Wood GP Corp.	50.00
MinnTex GP Corp.	50.00
WAMCO III of Texas, Inc.	50.00
WAMCO IX of Texas, Inc.	50.00
WAMCO XXIV of Texas, Inc.	50.00
WAMCO XXV of Texas, Inc.	50.00
WAMCO XXVI of Texas, Inc.	50.00
WAMCO XXVII of Texas, Inc.	50.00
WAMCO XXVIII of Texas, Inc.	50.00
WAMCO XXX of Texas, Inc.	50.00
WAMCO 31 of Texas, Inc.	50.00
WAMCO 32 of Texas, Inc.	50.00
WAMCO 33 of Texas, Inc.	50.00

      Investments in less than 20 percent owned partnerships are also accounted for on the equity method. FirstCity has the ability to exercise significant influence over operating and financial policies of these entities, despite its comparatively smaller equity percentage, due primarily to its active participation in the policy making process as well as its involvement in the day-to-day management activities. These partnerships are formed to share in the risks and rewards in developing new markets as well as to pool resources. Following is a

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

listing of the less than 20 percent owned partnerships accounted for on the equity method and held at December 31, 2003:

Percentage
Affiliate	Ownership

BIDMEX, LLC	3.21
WAMCO XXVII, Ltd.	4.07
BIDMEX II, LLC	4.12
BIDMEX 6, LLC	10.00
WHBE Limited	10.00
BIDMEX 3, LLC	10.02
ResMex, LLC	11.12
FC Properties, Ltd.	14.50

      The Company has a ten percent ownership in a French servicing corporation, MCS et Associes, S.A. (“MCS”), which is accounted for on the equity method. FirstCity has the ability to exercise significant influence over operating and financial policies of this entity, despite its comparatively smaller equity percentage, due primarily to its active participation in the policy making process as well as its involvement in the day-to-day management activities.

      Equity earnings in the foreign Acquisition Partnerships are recorded on a one-month lag due to the timing of FirstCity’s receipt of those financial statements. FirstCity records equity earnings in MCS on a one-quarter lag.

      During 2002, the Company sold all of its equity interest in the following entities:

Percentage
Affiliate	Ownership

Credit Finance Corporation Limited	10.00
Miromesnil Limited	33.30
Societe Immobilere Lincoln, S.A.	10.00
CATX Limited	25.00
Transalp Limited	25.00
Finin Limited	33.30
Mirom Limited	10.00

      The Company also has loans receivable from certain Acquisition Partnerships (see note 1(f)). In situations where the Company is not required to advance additional funds to the Acquisition Partnership and previous losses have reduced the equity investment to zero, the Company continues to report its share of equity method losses in its consolidated statements of operations to the extent of and as an adjustment to the adjusted basis of the related loan receivable in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee losses When the Investor Has Loans to and Investments in Other Securities of the Investee (“EITF 98-13”) (See Note 5).

(d) Cash Equivalents

      For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has maintained balances in various operating and money market accounts in excess of federally insured limits.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Non-Performing Portfolio Assets

      Non-performing Portfolio Assets consist primarily of distressed loans and loan related assets, such as foreclosed upon collateral. Portfolio Assets are designated as non-performing unless a majority of all of the loans in the Portfolio is being repaid in accordance with the contractual terms of the underlying loan agreements at date of acquisition. Such Portfolios are acquired on the basis of an evaluation by the Company of the timing and amount of cash flow expected to be derived from borrower payments or other resolution of the underlying collateral securing the loan.

      All non-performing Portfolio Assets are purchased at substantial discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the adjusted cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the non-performing pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded an allowance for impairment of $31, $97 and $1,627 in 2003, 2002 and 2001, respectively.

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

Performing Portfolio Assets

      Performing Portfolio Assets consist primarily of Portfolios of consumer and commercial loans acquired at a discount from the aggregate amount of the borrowers’ obligation. Portfolios are classified as performing if a majority of all of the loans in the Portfolio is being repaid in accordance with the contractual terms of the underlying loan agreements at date of acquisition.

      Performing Portfolio Assets are carried at the unpaid principal balance of the underlying loans, net of acquisition discounts. Interest is accrued when earned in accordance with the contractual terms of the loans. The accrual of interest is discontinued once a loan becomes impaired. Acquisition discounts for the Portfolio as a whole are accreted as an adjustment to yield over the estimated life of the Portfolio. Accounting for these Portfolios is on a pool basis as opposed to an individual asset-by-asset basis.

      Gains are recognized on the performing Portfolio Assets when sufficient funds are received to fully satisfy the obligation on loans included in the pool, either from funds from the borrower or sale of the loan. The gain recognized represents the difference between the proceeds received and the allocated carrying value of the individual loan in the pool.

      Impairment on each Portfolio is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans’ risk adjusted rates, which approximates the effective interest rates, or

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. The Company recorded an allowance for impairment of $57, $4 and $552 in 2003, 2002 and 2001, respectively.

Real Estate Portfolios

      Real estate Portfolios consist of real estate acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of a real estate Portfolio is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded an allowance for impairment of $10, $194 and $1,098 in 2003, 2002 and 2001, respectively.

(f) Loans Receivable

      Loans receivable consist primarily of loans made to Acquisition Partnerships located in Mexico at fixed rates ranging between 19% and 20%, the repayment of which is generally dependent upon future cash flows and distributions made from those Acquisition Partnerships. Interest is accrued when earned in accordance with the contractual terms of the loans. The evaluation for impairment is determined based on the review of the estimated future cash receipts of the underlying nonperforming Portfolio Assets of each related Acquisition Partnership. The Company recorded no allowance for impairment in 2003, 2002 and 2001. During 2003, the Company amended loan agreements with three Mexican partnerships to provide for no interest to be payable with respect to periods after the effective date of the amendments.

(g) Property and Equipment

      Property and equipment are carried at cost, less accumulated depreciation and are included in other assets. Depreciation is provided using straight-line method over the estimated useful lives of the assets.

(h) Intangibles

      Intangible assets represent the excess of purchase price over fair value of assets acquired in connection with purchase transactions (goodwill) as well as the purchase price of future service fee revenues and are included in other assets. Goodwill and intangible assets with indefinite useful lives are tested for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets(“SFAS 142”).

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

(j) Revenue Recognition on Contingent Fees

      The Company currently has certain servicing contracts with its Mexican investment entities whereby the Company is entitled to additional compensation for servicing once a specified return to the investors has been achieved. The Company will not recognize any revenue related to these contracts until the investors have received the required level of returns specified in the contracts and the Mexican investment entity has received cash in an amount greater than the required returns. There is no guarantee that the required level of returns to the investors will be achieved or that any additional compensation to the Company related to the contracts will be realized. The amount of these fees recognized by the Company was $334 in 2003, $604 in 2002 and $409 in 2001.

      The Mexican investment entities record an accrued expense for these contingent fees provided that these fees are probable and reasonably estimable.

(k) Accumulated Other Comprehensive Income (Loss)

      Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”), established standards for reporting and displaying comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires the accumulated balance of other comprehensive income (loss) to be displayed separately in the equity section of the consolidated balance sheet. The Company’s other comprehensive income (loss) consists of foreign currency transactions and unrealized gains on securitization transactions.

(l) Foreign Currency Translations

      The Company has determined that the local currency is the functional currency for its operations outside the United States (primarily France and Mexico). Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). Revenues, costs and expenses denominated in foreign currencies are translated at the weighted average exchange rate for the period. An analysis of the changes in the cumulative adjustments during 2003, 2002 and 2001 follows (dollars in thousands):

Balance, December 31, 2000	$(109)
Aggregate adjustment for the period resulting from translation adjustments	(218)

Balance, December 31, 2001	(327)
Aggregate adjustment for the period resulting from translation adjustments	1,782

Balance, December 31, 2002	1,455
Aggregate adjustment for the period resulting from translation adjustments	2,157

Balance, December 31, 2003	$3,612

      Increases or decreases in expected functional currency cash flows upon settlement of a foreign currency transaction are recorded as foreign currency transaction gains or losses and included in the results of operations in the period in which the exchange rate changes. Aggregate foreign currency transaction gains

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(losses) included in the consolidated statements of operations for 2003, 2002 and 2001 were $1,136, $143 and $(331), respectively.

(m) Unrealized Gains on Securitization Transactions

      The Company has equity investments in certain entities which have retained unrated interests in securitization transactions, which represent the present value of the right to the excess cash flow generated by the securitized contracts. The residual certificates are accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Because such assets can be contractually prepaid or otherwise settled in such a way that the holder would not receive all of the recorded investment, the assets are classified as available-for-sale investments and are carried at estimated fair value with any accompanying increases or decreases in estimated fair value being recorded as unrealized gains or losses in other comprehensive income (loss) in the accompanying statements of stockholders’ equity and comprehensive loss. The determination of fair value is based on the present value of the anticipated excess cash flows utilizing the valuation assumptions discussed above. The carrying value of each retained certificate is assessed for impairment in accordance with the provisions of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. There can be no assurance that the estimates used to determine the fair value of the residual certificates will remain appropriate for the life of each asset and it is reasonably possible that circumstances could change in future periods which could result in a material change in the estimates used to prepare the accompanying consolidated financial statements. If actual prepayments or credit losses exceed the current estimates, other than temporary impairment may be required to be recognized.

      An analysis of the changes in the unrealized net gains on securitization transactions during 2003, 2002 and 2001 follows (dollars in thousands). There were no unrealized gains or losses on securitization transactions in 2000.

Balance, December 31, 2000	$—
Aggregate adjustment for the period resulting from unrealized net gains on securitizations	1,203

Balance, December 31, 2001	$1,203
Aggregate adjustment for the period resulting from unrealized net gains on securitizations	25

Balance, December 31, 2002	1,228
Aggregate adjustment for the period resulting from unrealized net losses on securitizations	(1,228)

Balance, December 31, 2003	$—

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

(o) Net Earnings (Loss) Per Common Share

      Basic net earnings (loss) per common share calculations are based upon the weighted average number of common shares outstanding. Earnings (losses) included in the earnings (loss) per common share calculation are reduced by minority interest and increased for preferred stock dividends. Potentially dilutive common share equivalents include warrants and stock options in the diluted loss per common share calculations.

      The effects of any common stock equivalents are antidilutive for 2002 and 2001 due to the net loss for the periods; therefore, diluted loss per common share is reported the same as basic loss per common share for those years.

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

(q) Stock-Based Compensation

      At December 31, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS 148 as discussed under “Effects of New Accounting Standards”, the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation,to stock-based employee compensation.

	Year Ended December 31,

	2003	2002	2001

Net income (loss) to common stockholders, as reported	$9,054	$(6,249)	$(5,597)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(204)	(208)	(168)

Pro forma net earnings (loss) to common stockholders	$8,850	$(6,457)	$(5,765)

Net earnings (loss) per common share:
Basic — as reported	$0.81	$(0.74)	$(0.67)

Basic — pro forma	$0.79	$(0.76)	$(0.69)

Diluted — as reported	$0.80	$(0.74)	$(0.67)

Diluted — pro forma	$0.78	$(0.76)	$(0.69)

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model. The following table sets forth the weighted average assumptions used to calculate the fair value of the stock options for 2003 and 2001. There were no stock options granted in 2002.

	Year Ended December 31,

	2003	2002	2001

Volatility	94%	—	98%
Risk-free interest rate	3.96%	—	6.00%
Expected life in years	10	—	10
Dividend yield	Zero	—	Zero

(r) Effects of New Accounting Standards

      In March 2001, the Company adopted the provisions of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”), which requires that other-than-temporary impairments in beneficial interests be written down to fair value with the resulting charge being included in operations. The implementation of EITF 99-20 required Drive to record a cumulative effect of accounting change for other-than-temporary impairments on retained beneficial interests in certain securitized assets, which had previously been recorded as unrealized losses. As a result, in the second quarter of 2001, the Company recognized a charge for the cumulative effect of a change in accounting principle of $.3 million relating to the Company’s share of Drive’s cumulative effect because the Company believed it to be material to the consolidated results of operations.

      On April 1, 2002, the Company elected early adoption of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. As it relates to FirstCity, SFAS 145 eliminates the extraordinary gain classification on early debt extinguishments. Instead, the gains associated with the early extinguishment of debt have been recorded in other income in the consolidated statements of operations. The result of this adoption did not modify or adjust net loss for any period and does not impact the Company’s compliance with various debt covenants. The effect of SFAS 145 resulted in the extinguishment of debt of $.7 million in 2002 being included in other income in the consolidated statements of operations.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company currently has no derivatives or hedging relationships, and therefore, the adoption of SFAS 149 had no effect on the Company’s consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity(“SFAS 150”). SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. As it relates to FirstCity, on July 1, 2003, the carrying value of the New Preferred Stock was $3.7 million and approximated fair value. Beginning with the third quarter of 2003, the New Preferred Stock is be presented as a liability in the consolidated financial

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements and any related accretion of discount and dividends are charged to the consolidated results of operations.

      In November 2003, the FASB issued Staff Position, No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity(“Staff Position 150-3”). Staff Position 150-3 defers the application of various provisions of SFAS 150 for specified mandatorily redeemable noncontrolling interests in consolidated limited-life entities. FirstCity has minority interests in various limited-life partnerships with a carrying value of $.8 million at December 31, 2003. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at December 31, 2003 is $.6 million.

      In December 2003, the Accounting Standards Executive Committee issued Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted on a loan portfolio to the excess of undiscounted expected cash flows over the initial investment in the loan portfolio. FirstCity will be required to account for all loans acquired after 2004 in accordance with SOP 03-3. For loans acquired prior to January 1, 2005, FirstCity will adopt the provisions of SOP 03-3 on a prospective basis.

      In December 2003, the FASB issued a revision to Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), which was originally issued in January 2003. FIN 46R provides guidance on the consolidation of certain entities when control exists through other than voting (or similar) interests and was effective immediately with respect to entities created after January 31, 2003. For certain special purpose entities created prior to February 1, 2003, FIN 46R became effective for financial statements issued after December 15, 2003. FIN 46R is effective for all other entities created prior to February 1, 2003 beginning with financial statements for reporting periods ending after March 15, 2004.

      FIN 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”). FirstCity holds significant variable interests in certain domestic Acquisition Partnerships and all of the French and Mexico partnerships, which would be characterized as VIE’s. However, FirstCity is not deemed to be the primary beneficiary of any of these entities. At December 31, 2003, FirstCity’s maximum exposure to loss as a result of its involvement with the VIE’s is $40.5 million.

     (s) Reclassifications

      Certain amounts in the financial statements for prior years have been reclassified to conform with current financial statement presentation.

2.	Restructure, Liquidity and Capital Resources

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

      As a part of the recapitalization, BoS(USA) provided a non-recourse loan in the amount of $16 million to FirstCity which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity’s debt to the Bank of Scotland (together with BoS(USA), the “Senior Lenders”). The $16 million loan is secured by a 20% interest in Drive (64.51% of FirstCity’s remaining 31% interest in Drive) and other assets of Consumer Lending Corporation (“Consumer Corp.”) In connection with the $16 million loan, FirstCity is obligated to pay an arrangement fee to BoS(USA) equal to 20% of all amounts received by FirstCity in excess of $16 million from any sale or other disposition of FirstCity’s 20% interest in Drive and all dividends and other distributions paid by Drive or its general partner on FirstCity’s 20% interest in Drive. Management of the Company believes the value of FirstCity’s 20% ownership interest of Drive does not exceed $16 million as of December 31, 2003.

      In connection with the recapitalization, the Senior Lenders refinanced the remainder of the Company’s debt facilities ($40 million outstanding at December 31, 2003). The Senior Lenders also provided new financing to FirstCity, with a total commitment of up to $59 million, consisting of (a) a $5 million revolving credit loan and (b) an acquisition term loan in an amount up to $54 million ($20 million available at December 31, 2003). The aggregate amount of outstanding loans under the total commitment by the Senior Lenders for the refinancing and the new financing at any time may not exceed $77 million.

      BoS(USA) has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock.

      In the third quarter of 1999, dividends on the Company’s redeemable preferred stock (“New Preferred Stock”) were suspended. At December 31, 2003, accumulated dividends in arrears on New Preferred Stock totaled $1.1 million, or $9.45 per share. Since the Company failed to pay quarterly dividends for six consecutive quarters, the holders of New Preferred Stock are entitled to exercise their right to elect two directors to the Company’s Board until cumulative dividends have been paid in full. To exercise this right, the holders of the New Preferred Stock must follow certain prescribed actions set forth in the Certificate of Designations of the Company’s New Preferred Stock. To date, the holders of the New Preferred Stock have not exercised this right. Dividends on outstanding shares of New Preferred Stock of FirstCity will be restricted until the Tranche II term loan is paid in full. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on New Preferred Stock will be paid in the foreseeable future.

      The Company has a $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates and matures in March 2005. At December 31, 2003, approximately $27 million was outstanding under this facility.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In September 2003, FirstCity entered into a Portfolio acquisition facility line of credit with Greenwich Capital Financial Products, Inc., which provides borrowings up to $30 million. The facility obligation was zero at December 31, 2003 and matures September 2004.

      Management believes that the BoS(USA) loan facilities along with the liquidity from the Cargill Facility, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

3.     Discontinued Operations

      The Company recorded provisions of $.5 million in 2003, $9.7 million in 2002 and $5.2 million in 2001 for additional losses from discontinued operations. Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Harbor Financial Group, Inc. (formerly known as FirstCity Financial Mortgage Corp.) and its subsidiaries (collectively referred to as “Mortgage Corp.”), and FC Capital Corp. (“Capital Corp.”). These entities comprise the operations that were previously reported as the Company’s residential and commercial mortgage banking business. Additionally, the net assets related to the resolution of activity from the discontinued operations have been reflected in the accompanying consolidated balance sheets.

      The net assets from discontinued operations consist of the following:

	December 31,

	2003	2002

Estimated future gross cash receipts on residual interests in securitizations	$6,399	$8,764
Accrual for loss on operations and disposal of discontinued operations	(249)	(1,000)

Net assets of discontinued operations	$6,150	$7,764

      The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. Although the liquidation or run-off of these investment securities will last longer than one year, the Company is contractually obligated to service the securitized assets. The Company has considered the estimated future gross cash receipts for such investment securities in the computation of the loss from discontinued operations. The cash flows are collected over a period of time and are valued using prepayment assumptions of 35% for fixed rate loans and 23% for variable rate loans. Overall loss rates are estimated from 4% to 13% of collateral. If the prepayment speeds were to increase by 10% and 20%, the estimated future gross cash receipts would decrease by $.6 million and $1.1 million, respectively. Additionally, if the loss rates were to increase by 10% and 20%, the estimated future gross cash receipts would decrease by $.5 million and $1.1 million, respectively.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Portfolio Assets

      Portfolio Assets are summarized as follows:

	December 31,

	2003	2002

Non-performing Portfolio Assets	$27,071	$39,241
Performing Portfolio Assets	2,682	7,761
Real estate Portfolios	283	1,242

Total Portfolio Assets	30,036	48,244
Adjusted purchase discount required to reflect Portfolio Assets at carrying value	(25,511)	(38,424)

Portfolio Assets, net	$4,525	$9,820

      The Company recorded an allowance for impairment on Portfolio Assets of approximately $.1 million, $.3 million and $3.3 million in 2003, 2002 and 2001, respectively. The Company recorded permanent valuation impairments of $.2 million in 2002 on two real estate Portfolios due to deterioration of property values and market conditions, as well as additional expected disposal costs. Minimal provisions were recorded in 2003 and 2002 for performing or non-performing Portfolios as the economic conditions during the year did not negatively impact the Company’s expectation of future cash flows. In 2001, provisions of $1.6 million in four non-performing Portfolios and $.6 million in two performing Portfolios were recorded as estimated future collections were reduced primarily due to the Company accepting discounted payoffs in lieu of extended payouts. Also, the Company recorded permanent valuation impairments of $1.1 million in 2001 on one real estate Portfolio due to deterioration of property values and market conditions. Portfolio Assets are pledged to secure non-recourse notes payable.

5.	Loans Receivable from Acquisition Partnerships Held for Investment

      Loans receivable from Acquisition Partnerships held for investment consist primarily of loans from certain partnerships located in Mexico and are summarized as follows:

	December 31,

	2003	2002

Mexico	$13,351	$16,399
France	2,604	—
Domestic	1,358	1,301

	$17,313	$17,700

      There were no provisions recorded on these loans during 2003, 2002 and 2001. The loans receivable from the Mexican partnerships are secured by the assets/loans acquired by the Mexican partnerships with purchase money loans provided by the investors to the Mexican partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.

      Equity method losses which were recorded to reduce the loans and interest receivable from the Mexican partnerships was $2.8, $3.0 million and $1.0 million during 2003, 2002 and 2001, respectively, in compliance

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee. During the third quarter of 2003, the Company amended loan agreements with three Mexican partnerships to provide for no interest to be payable with respect to periods after the effective date of the amendment. This change had no impact on the consolidated net earnings as the effect is offset through equity earnings in the partnerships.

      At December 31, 2003, the Company has a $2.6 million loan receivable from one French Acquisition Partnership. This loan is secured by the assets/loans held by the Partnership and is evaluated for impairment in the same manner as the loans to the Mexican Partnerships described above. The results of this evaluation indicated that the cash flows from the underlying assets will be sufficient to repay the loan and no allowance for impairment is necessary.

6.     Equity Investments

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

Condensed Combined Balance Sheets

	December 31,

	2003	2002

Assets	$525,493	$585,435

Liabilities	$441,677	$480,713
Net equity	83,816	104,722

	$525,493	$585,435

Equity investment in Acquisition Partnerships	$53,098	$46,029
Equity investment in servicing entities	4,381	3,247

	$57,479	$49,276

Condensed Combined Summary of Operations

	Year Ended December 31,

	2003	2002	2001

Proceeds from resolution of Portfolio Assets	$255,419	$271,929	$249,219
Gain on resolution of Portfolio Assets	98,126	89,824	103,599
Interest income on performing Portfolio Assets	9,631	14,380	24,473
Net earnings (loss)	$15,148	$(13,224)	$14,172

Equity in earnings of Acquisition Partnerships	$13,588	$8,418	$9,742
Equity in earnings of servicing entities	586	794	1,029

	$14,174	$9,212	$10,771

      The assets and equity (deficit) of the Acquisition Partnerships and equity investments in those entities are summarized by geographic region below. The WAMCO Partnerships represent domestic Texas limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002

Assets:
Domestic:
WAMCO Partnerships	$205,134	$189,392
Other	11,694	19,491
Mexico	186,431	246,087
France	122,234	130,465

	$525,493	$585,435

Equity (deficit):
Domestic:
WAMCO Partnerships	$84,589	$80,059
Other	7,636	7,212
Mexico	(86,412)	(51,567)
France	78,003	69,018

	$83,816	$104,722

Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$33,413	$29,951
Other	3,551	3,494
Mexico	1,021	1,108
France	15,113	11,476

	$53,098	$46,029

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings (loss) of those entities are summarized by geographic region below.

	Year Ended December 31,

	2003	2002	2001

Revenues:
Domestic:
WAMCO Partnerships	$35,730	$44,158	$45,603
Other	18,281	8,265	1,512
Mexico	23,383	37,230	63,687
France	32,112	16,899	20,199

	$109,506	$106,552	$131,001

Net earnings (loss):
Domestic:
WAMCO Partnerships	$20,528	$27,541	$21,128
Other	14,695	5,208	1,190
Mexico	(41,189)	(56,480)	(21,816)
France	21,114	10,507	13,670

	$15,148	$(13,224)	$14,172

Equity in earnings (loss) of Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$8,282	$8,099	$7,363
Other	5,244	1,885	798
Mexico	(4,028)	(3,493)	(1,153)
France	4,090	1,927	2,734

	$13,588	$8,418	$9,742

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      FirstCity also has an investment in Drive that is accounted for under the equity method. The condensed consolidated financial position and results of operations of Drive are summarized below:

Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2003	2002

Cash	$19,013	$14,337
Restricted cash	47,623	12,124
Retail installment contracts, net	623,389	367,520
Residual interests in securitizations	29,094	63,202
Other assets	19,711	14,494

Total assets	$738,830	$471,677

Notes payable	$683,758	$434,422
Other liabilities	14,631	14,123

Total liabilities	698,389	448,545
Net equity	40,441	23,132

	$738,830	$471,677

Equity investment in Drive	$15,667	$9,066
Minority interest	(3,131)	(1,812)

Net investment in Drive	$12,536	$7,254

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Summary Of Operations

	Year Ended

	2003	2002	2001

Finance and other interest income	$193,756	$101,238	$45,224
Interest expense	31,773	16,366	11,744

Net interest margin	161,983	84,872	33,480

Provision for credit losses on retail installment contracts	67,335	28,663	7,245
Impairment of residual interests in securitizations, including servicing asset	8,449	3,415	5,443

Net interest margin after provision for credit losses and impairments	86,199	52,794	20,792

Other revenues:
Gain on sale of retail installment contracts	—	—	39,033
Servicing income	5,189	11,115	11,495
Other income	2,339	1,205	881

Total other revenues	7,528	12,320	51,409

Costs and expenses:
Salaries and benefits	46,162	41,648	33,185
Repossession expense	11,296	7,980	4,934
Occupancy, data processing, communication, and other	17,319	17,126	18,799

Total costs and expenses	74,777	66,754	56,918

Income (loss) before cumulative effect of change in accounting principle	18,950	(1,640)	15,283
Cumulative effect of change in accounting principle	—	—	(783)

Net income (loss)	$18,950	$(1,640)	$14,500

Equity in earnings (loss) of Drive	$7,237	$(532)	$5,923
Cumulative effect of accounting change	—	—	(304)
Minority interest	(1,446)	107	(1,124)

Net equity in earnings (loss) of Drive	$5,791	$(425)	$4,495

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Notes Payable

      Notes payable consisted of the following:

	December 31,

	2003	2002

Notes payable to affiliates:
Senior Credit Facility with affiliate, secured and with recourse to the Company:
Prime (4.0% at December 31, 2003) plus 2.5%; fixed rate at 8.77%, due at various dates through 2007	40,054	49,290
LIBOR (1.1% at December 31, 2003) plus 2.75%, due at various dates through 2006	4,116	—
Acquisition Facility with affiliate, secured by certain equity interests of the Company, fixed rate at 8.5%, due 2005	27,182	24,599
Term loan to affiliate, secured by equity interest in Drive, LIBOR (1.1% at December 31, 2003) plus 1.0%, due 2007	16,000	16,000
Term loans, secured by Portfolio Assets, LIBOR (1.4% at December 31, 2002) plus 5%, due at various dates through 2003	—	4,314
Unsecured notes payable to senior management, due 2011	1,276	1,283
Unsecured notes payable to affiliate, fixed rate at 7.0%, paid off	—	74

Total notes payable to affiliates	$88,628	$95,560

Notes payable — other:
Collateralized loans, secured by Portfolio Assets:
Bank prime (4.50% at December 31, 2003) plus .50%, due 2004	$2,254	$962
Fixed rate (10.00% at December 31, 2002), paid off May 2003	—	962
Unsecured notes payable, fixed rates between 5.36% and 6.26%, due 2004	178	151

Total notes payable — other	$2,432	$1,113

Total notes payable	$91,060	$96,673

      Refer to Note 2 for a description of terms related to the Company’s Senior Credit Facility at December 31, 2003 and other matters concerning the Company’s liquidity.

      The Company has unsecured notes payable to Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom are Senior Vice Presidents of FirstCity, in connection with the acquisition of the minority interest in FirstCity Holdings (see note 1(b)). The notes are to be periodically redeemed by the Company for an aggregate of up to $3.2 million out of certain cash collections from servicing income from Portfolios in Mexico. FirstCity valued the loans at the inception date using an imputed interest rate of 4.56% based on the Company’s cost of funds. At December 31, 2003, these notes had a combined balance of $1,276 and mature in December 2011.

      Under terms of certain borrowings, the Company and its subsidiaries are required to maintain certain tangible net worth levels and debt to equity and debt service coverage ratios. The terms also restrict future levels of debt. At December 31, 2003, the Company was in compliance with the aforementioned covenants. The aggregate maturities of notes payable for the five years ending December 31, 2008 are as follows: $13,582 in 2004, $39,182 in 2005, $9,020 in 2006, $28,000 in 2007, and zero in 2008.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Segment Reporting

      The Company is engaged in two reportable segments (i) Portfolio Asset acquisition and resolution and (ii) consumer lending through the Company’s minority investment in Drive. These segments have been segregated based on products and services offered by each. As a result of the sale of a 49% equity interest in the Company’s automobile finance operation, the net operations of Drive have been recorded (since August 1, 2000) as equity in earnings of investments. The following is a summary of results of operations for each of the two segments and reconciliation to earnings from continuing operations.

	Year Ended December 31,

	2003	2002	2001

Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$15,051	$12,665	$9,580
Gain on resolution of Portfolio Assets	1,380	1,138	1,049
Gain on the sale of interest in investments	—	1,779	3,316
Equity in earnings of investments	14,174	9,212	10,771
Interest income	3,324	5,122	5,847
Other	1,197	2,185	1,836

Total	35,126	32,101	32,399
Expenses:
Interest and fees on notes payable	2,907	2,946	4,128
Salaries and benefits	12,537	9,611	7,679
Provision for loan and impairment losses	98	295	3,277
Occupancy, data processing and other	4,953	6,504	8,566
Minority Interest	(10)	1,311	937

Total	20,485	20,667	24,587

Operating contribution before direct taxes	$14,641	$11,434	$7,812

Operating contribution, net of direct taxes	$14,497	$11,214	$7,713

Consumer Lending:
Revenues:
Equity in earnings (loss) of Drive	$7,237	$(532)	$5,923
Interest income	—	—	5
Gain on sale of interest in Drive	—	4,000	—
Other	—	1	9

Total	7,237	3,469	5,937

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2003	2002	2001

Expenses:
Interest and fees on notes payable	$360	$18	$—
Occupancy, data processing and other	27	13	45
Minority interest	1,446	(106)	1,124
Cumulative effect of accounting change	—	—	304

Total	1,833	(75)	1,473

Operating contribution before direct taxes	$5,404	$3,544	$4,464

Operating contribution, net of direct taxes	$5,349	$3,544	$4,448

Total operating income, net of direct taxes	$19,846	$14,758	$12,161

Corporate Overhead:
Other revenue	$366	$418	$75
Corporate interest expense	(4,588)	(3,858)	(4,649)
Salaries and benefits, occupancy, professional and other Expenses	(5,917)	(5,375)	(5,416)

Earnings from continuing operations	$9,707	$5,943	$2,171

      Revenues from the Consumer Lending segment are all attributable to domestic operations. Revenues from the Portfolio Asset acquisition and resolution segment attributable to domestic and foreign operations are summarized as follows:

	Year Ended December 31,

	2003	2002	2001

Domestic	$21,084	$19,444	$18,978
Mexico	9,049	7,985	9,460
France	4,993	4,646	3,941
Other foreign	—	26	20

Total	$35,126	$32,101	$32,399

      Total assets for each of the segments and a reconciliation to total assets is as follows:

	December 31,

	2003	2002

Cash	$2,745	$4,118
Portfolio acquisition and resolution assets	80,428	77,744
Consumer assets	15,685	9,127
Deferred tax benefit, net	20,101	20,101
Other assets, net	7,030	7,602
Net assets of discontinued operations	6,150	7,764

Total assets	$132,139	$126,456

9.                Preferred Stock, Stockholders’ Equity and Earnings (Loss) Per Share

      On July 17, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission, which allows the Company to issue up to $250 million in debt and equity securities from time to

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time in the future. The registration statement became effective July 28, 1998. As of December 31, 2003, there have been no securities issued under this registration statement.

      In connection with the recapitalization discussed in Note 2, 400,000 shares of common stock were issued to purchase a minority interest.

      BoS(USA) is entitled to additional warrants in connection with its existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s Common Stock.

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

      The redeemable preferred stock has a redemption value of $21.00 per share and cumulative quarterly cash dividends at the annual rate of $2.10 per share through the redemption date of September 30, 2005. The Company may redeem the New Preferred Stock for $21 per share plus accrued dividends. The New Preferred Stock carries no voting rights except in the event of non-payment of dividends, in which case, the holders of New Preferred Stock have the right to elect two directors to the Company’s Board. In the third quarter of 1999, dividends on the Company’s New Preferred Stock were suspended. In connection with the recapitalization discussed in Note 2, 1,092,210 shares of New Preferred Stock were exchanged for 2,417,388 shares of common stock and $10.5 million. At December 31, 2003, accumulated dividends in arrears on remaining New Preferred Stock totaled $1.1 million, or $8.75 per share. Since the Company failed to pay quarterly dividends for six consecutive quarters, the holders of New Preferred Stock are entitled to elect two directors to the Company’s Board until cumulative dividends have been paid in full; the right to elect the additional directors has not been exercised by the holders of the New Preferred Stock.

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

      Stock option activity during the years indicated is as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of Year	599,250	$7.96	623,250	$8.07	347,750	$12.03
Granted	30,000	1.80	—		275,500	3.06
Exercised	(6,250)	2.00	—	—	—	—
Cancelled	—	—	—	—	—	—
Forfeited	(8,500)	17.58	(24,000)	10.76	—	—

Outstanding at end of year	614,500	$7.59	599,250	$7.96	623,250	$8.07

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes stock options granted by grant date.

		Shares
		Outstanding at
	Shares	December 31,	Exercise
Date of Grant	Granted	2003	Price

October 27, 1995	229,600	89,000	$20.00
February 27, 1997	95,200	53,250	27.25
May 21, 1998	15,000	7,500	29.69
December 1, 2000	183,000	166,750	2.00
December 20, 2001	275,500	268,000	3.06
April 29, 2003	30,000	30,000	1.80

	828,300	614,500

      At December 31, 2003, the weighted-average remaining contractual life of outstanding options was 6.40 years. In addition, 542,813, 439,750 and 346,375 options were exercisable with a weighted-average exercise price of $8.33, $9.73 and $12.34 at December 31, 2003, 2002 and 2001, respectively.

      Through September 30, 2003, the Company had an employee stock purchase plan, under which up to 100,000 shares of Common Stock were available for purchase by plan participants at 85% of the fair value at the end of each quarterly plan period. Through September 30, 2003, participants purchased 138,578 shares of stock through this plan, including 38,578 shares over-issued as a result of an interpretation by the administrator of the share adjustment provision in the plan. The over-issued shares were issued based upon the terms and provisions of the plan. The plan terminated pursuant to its terms as all shares included in the plan have been issued.

10.	Income Taxes

      Income tax expense from continuing operations consists of:

	Year Ended December 31,

	2003	2002	2001

Federal and state current expense	$(240)	$(153)	$(15)
Federal deferred expense	—	—

Total	$(240)	$(153)	$(15)

      The actual income tax benefit (expense) attributable to earnings (loss) from continuing operations differs from the expected tax benefit (expense) (computed by applying the federal corporate tax rate of 35% to earnings (loss) from continuing operations before income taxes, minority interest and accounting change) as follows:

	2003	2002	2001

Computed expected tax benefit (expense)	$(3,984)	$(2,555)	$(1,593)
(Increase) reduction in income taxes resulting from:
Change in valuation allowance	3,984	2,555	1,593
Alternative minimum tax and state income tax	(240)	(153)	(15)

	$(240)	$(153)	$(15)

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2003 and 2002 are as follows:

	2003	2002

Deferred tax assets:
Investments in Acquisition Partnerships, principally due to differences in basis for tax and financial reporting purposes	$14,145	$2,931
Intangibles, principally due to differences in amortization	103	158
Tax basis in fixed assets less than book	(174)	(161)
Other	(8,592)	(2,210)
Federal net operating loss carryforwards	193,537	202,285

Total gross deferred tax assets	199,019	203,003
Valuation allowance	(178,918)	(182,902)

Net deferred tax assets	$20,101	$20,101

      The Company has net operating loss carryforwards for federal income tax purposes of approximately $553 million from continuing operations and $152 million from discontinued operations at December 31, 2003, available to offset future federal taxable income, if any, through the year 2022. A valuation allowance is provided to reduce the deferred tax assets to a level, which, more likely than not, will be realized. During 2003, 2002 and 2001, the Company adjusted the previously established valuation allowance to recognize a deferred tax benefit of $4.0 million, $2.6 million and $1.6 million, respectively. Realization is determined based on management’s expectation of generating sufficient taxable income in a look forward period over the next four years. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

11.	Employee Benefit Plan

      The Company has a defined contribution 401(k) employee profit sharing plan pursuant to which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company’s contributions to the 401(k) plan were $162 in 2003, $184 in 2002 and $152 in 2001.

12.	Leases

      The Company leases its current headquarters from a related party under a noncancellable operating lease. The lease calls for monthly payments of $10 through its expiration in December 2006 and includes an option to renew for an additional five-year period. Rental expense for 2003, 2002 and 2001 under this lease was $120, $120 and $90, respectively. The Company also leases office space and equipment from unrelated parties under operating leases expiring in various years through 2007. Rental expense under these leases for 2003, 2002 and 2001 was $689, $665 and $602, respectively. As of December 31, 2003, the future minimum lease payments under all noncancellable operating leases are: $600 in 2004, $446 in 2005, $171 in 2006 and $2 in 2007.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Other Related Party Transactions

      The Company has contracted with the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees totaling $15.1 million, $12.7 million and $9.6 million, for 2003, 2002 and 2001, respectively, and due diligence fees (included in other income) were derived from such affiliates.

      Park Central Recreation, Inc., a Texas corporation of which James R. Hawkins is a 50% shareholder, is indebted to an Acquisition Partnership under a note dated March 1, 1996, which has an outstanding principal balance of $2.0 million as of December 31, 2003. The note is secured by a first lien on real estate in Port Arthur, Texas, which is operated as a bowling alley. The note bears a fixed interest rate of 10%, matures on March 1, 2006 and requires annual payments of $289,500.

      During 2003, the Company acquired the minority interest in MCSFC, Ltd for $1.4 million. The book value of the minority interest at the time of purchase was $1.3 million. Also in 2003, the Company participated in the purchase of an Acquisition Partnership from an affiliate of Cargill for $9.4 million. FirstCity’s total investment in this partnership was $4.5 million comprising a $4.1 million loan receivable and $.4 million equity contribution.

      During 2001, the Company sold equity investments in two domestic Acquisition Partnerships to affiliates of Cargill for $7.6 million resulting in a gain of $3.3 million.

14.     Commitments and Contingencies

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      FirstCity is obligated to pay BoS(USA) an arrangement fee related to the $16 million loan equal to 20% of all proceeds and other amounts paid to FirstCity from any sale or other disposition (regardless of when such sale or other disposition occurs) of, and of all dividends and other distributions paid to FirstCity by Drive or its general partner (regardless of when such dividend or other distribution occurs) on, its 20% interest in Drive, in each case in excess of $16 million in the aggregate. As of December 31, 2003 the Company has not accrued any amount related to this contingent liability. The Company’s maximum loss exposure related to this contingency is the amount of the arrangement fee that would be calculated in the event the fair value of Drive exceeds $16 million in the future.

15.     Financial Instruments

      SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below.

     (a) Cash and Cash Equivalents

      The carrying amount of cash and cash equivalents approximated fair value at December 31, 2003 and 2002.

     (b) Portfolio Assets and Loans Receivable

      The Portfolio Assets and loans receivable are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risks inherent in the assets. The carrying value of the Portfolio Assets and loans receivable was $21.8 million and $27.5 million, respectively, at December 31, 2003 and 2002. The estimated fair value of the Portfolio Assets and loans receivable was approximately $22.7 million and $29.7 million, respectively, at December 31, 2003 and 2002.

     (c) Residual Interests in Securitizations

      Residual interests in securitizations included in discontinued operations are carried at estimated future gross cash receipts. The estimated fair value is calculated using various assumptions regarding prepayment

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

speeds and credit losses. The carrying value of the residual interests was $6.4 million and $8.8 million at December 31, 2003 and 2002, respectively. The estimated fair value of the residual interests was $3.8 million and $5.5 million at December 31, 2003 and 2002, respectively.

     (d) Notes Payable

      Management believes that the repayment terms for similar rate financial instruments with similar credit risks and the stated interest rates at December 31, 2003 and 2002 approximate the market terms for similar credit instruments. Accordingly, the carrying amount of notes payable is believed to approximate fair value.

     (e) Preferred Stock Subject to Mandatory Redemption/Redeemable Preferred Stock

      The Preferred Stock is carried at redemption value plus accrued but unpaid dividends. Carrying values were $3.8 million and $3.7 million at December 31, 2003 and 2002, respectively. Fair market values based on quoted market rates were $3.1 million and $1.8 million at December 31, 2003 and 2002, respectively.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

FirstCity Financial Corporation:

      We have audited the accompanying consolidated balance sheets of FirstCity Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, in 2003, the Company changed the presentation of preferred stock in accordance with the Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity; in 2002, the Company early adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections; and in 2001, the Company changed its method of accounting for residual interests in securitized financial assets in accordance with the Financial Accounting Standards Board’s EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.

KPMG LLP

Dallas, Texas

February 13, 2004

FIRSTCITY FINANCIAL CORPORATION

SELECTED QUARTERLY FINANCIAL DATA

	2003				2002

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands, except per share data)
	(Unaudited)
Revenues	$7,758	$12,613	$10,017	$12341	$5,486	$12,637	$6,541	$11,324
Expenses	7,477	7,634	7,976	8,259	6,292	7,532	7,488	7,376
Earnings (loss) from continuing operations before accounting change(1)	(19)	4,237	1,840	3,649	(834)	4,202	(1,137)	3,712
Loss from discontinued operations	—	(420)	—	(100)	(500)	(1,500)	(5,700)	(2.014)
Net earnings (loss)	(19)	3,817	1,840	3,549	(1,334)	2,702	(6,837)	1,698
Preferred dividends	66	67	—	—	642	642	642	552
Net earnings (loss) to common stockholders	$(85)	$3,750	$1,840	$3,549	$(1,976)	$2,060	$(7,479)	$1,146
Earnings (loss) from continuing operations before accounting change per common share —
Basic	$(0.01)	$0.33	$0.16	$0.32	$(0.18)	$0.43	$(0.21)	$0.36
Diluted	$(0.01)	$0.33	$0.16	$0.31	$(0.18)	$0.43	$(0.21)	$0.36

(1)	Significant losses from continuing operations in the third quarter 2002 primarily related to a decrease in equity earnings in investments during the quarter and lower earnings from Drive as a result of Drive structuring its securitizations as secured financings versus gain on sale treatment.

WAMCO PARTNERSHIPS

COMBINED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001
(With Independent Auditors’ Report Thereon)

INDEPENDENT AUDITORS’ REPORT

The Partners

WAMCO Partnerships:

      We have audited the accompanying combined balance sheets of the WAMCO Partnerships as of December 31, 2003 and 2002, and the related combined statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2003. These combined financial statements are the responsibility of the Partnerships’ management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the WAMCO Partnerships as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Dallas, Texas
February 13, 2004

WAMCO PARTNERSHIPS

COMBINED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

	(Dollars in thousands)
ASSETS
Cash	$15,044	$13,035
Portfolio Assets, net	168,681	147,686
Investments in partnerships	2,350	2,302
Investments in trust certificates	—	7,883
Deferred profit sharing	18,273	17,671
Other assets, net	786	815

	$205,134	$189,392

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable (including $71,224 and $46,137 affiliates in 2003 and 2002, respectively)	$95,946	$79,891
Deferred compensation	21,466	21,706
Other liabilities (including $1,603 and $1,862 to affiliates in 2003 and 2002, respectively)	3,133	3,392

Total liabilities	120,545	104,989
Commitments and contingencies (notes 7 and 11)
Preferred equity	—	4,344
Partners’ capital	84,589	80,059

	$205,134	$189,392

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001

	(Dollars in thousands)
Proceeds from resolution of Portfolio Assets	$89,819	$133,198	$69,188
Cost of Portfolio Assets resolved	61,921	102,170	44,916

Gain on resolution of Portfolio Assets	27,898	31,028	24,272
Interest income on performing Portfolio Assets	6,731	11,280	19,543
Interest and fees on notes — affiliate	(3,082)	(5,187)	(12,104)
Interest and fees on notes payable — other	(1,733)	(1,957)	(1,234)
Provision for loan and impairment losses	(1,025)	(904)	(1,254)
Servicing fees — affiliate	(3,606)	(3,779)	(3,131)
General, administrative and operating expenses	(5,756)	(4,790)	(6,752)
Other income, net	1,101	1,850	1,788

Net earnings	$20,528	$27,541	$21,128

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

Years Ended December 31, 2003, 2002, and 2001

			Class B
	Class A Equity		Equity

	General	Limited	Limited	General	Limited
	Partners	Partners	Partners	Partners	Partners	Total

	(Dollars in thousands)
Balance at December 31, 2000	$117	$5,715	$1,147	$870	$53,755	$61,604
Contributions	—	—	—	265	26,265	26,530
Distributions	(26)	(1,271)	(145)	(311)	(18,194)	(19,947)
Comprehensive income
Net earnings	26	1,291	106	253	19,452	21,128
Unrealized net gain on securitization	14	667	—	5	248	934

Total comprehensive income	40	1,958	106	258	19,700	22,062

Balance at December 31, 2001	131	6,402	1,108	1,082	81,526	90,249
Contributions	—	—	—	159	15,812	15,971
Distributions	(43)	(2,119)	(126)	(605)	(51,305)	(54,198)
Comprehensive income:
Net earnings	28	1,376	76	300	25,761	27,541
Unrealized net gain on securitization	7	351	5	3	130	496

Total comprehensive income	35	1,727	81	303	25,891	28,037

Balance at December 31, 2002	123	6,010	1,063	939	71,924	80,059
Contributions	—	—	—	332	29,850	30,182
Distributions	(98)	(4,788)	(322)	(546)	(38,987)	(44,741)
Comprehensive income:
Net earnings	41	1,989	55	280	18,163	20,528
Unrealized net gain on securitization	(21)	(1,018)	(5)	(17)	(378)	(1,439)

Total comprehensive income	20	971	50	263	17,785	19,089

Balance at December 31, 2003	$45	$2,193	$791	$988	$80,572	$84,589

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$20,528	$27,541	$21,128
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees	425	522	768
Amortization of deferred profit sharing	2,411	720	1,228
Accretion of unrealized gain on trust certificates	(197)	(287)	—
Provision for loan losses	1,025	904	1,254
Gain on resolution of Portfolio Assets	(27,898)	(31,028)	(24,272)
Purchase of Portfolio Assets	(95,819)	(48,713)	(118,147)
Net receipts on Portfolio Asset lines of credit	184	—	—
Capitalized costs on Portfolio Assets	(1,465)	(4,059)	(536)
Capitalized interest on Portfolio Assets	(976)	(897)	(1,228)
Proceeds from resolution of Portfolio Assets	89,819	133,198	69,188
Proceeds from sale of Portfolio Assets	—	—	1,594
Principal payments on Performing Portfolio Assets	20,037	21,640	34,071
Increase in deferred profit sharing	(3,013)	(2,885)	(560)
(Increase) decrease in other assets	(334)	170	(43)
Increase in deferred compensation	3,013	2,885	560
Deferred compensation and profit sharing paid	(3,253)	(1,730)	(2,365)
(Increase) decrease in other liabilities	(259)	(458)	258

Net cash provided by (used in) operating activities	4,228	97,523	(17,102)
Cash flows from investing activities:
Contribution to subsidiaries	(48)	—	(48)
Change in trust certificates	676	1,123	(381)

Net cash provided by (used) in investing activities	628	1,123	(429)
Cash flows from financing activities:
Borrowing of debt — affiliate	63,462	53,143	93,569
Borrowing of debt	26,000	28,500	45,901
Repayment of debt — affiliate	(42,534)	(108,184)	(113,327)
Repayment of debt	(35,032)	(33,979)	(8,930)
Capitalized interest on preferred equity	—	150	1,049
Repayment of preferred equity	(184)	(411)	—
Capital contributions	30,182	15,971	26,530
Capital distributions	(44,741)	(54,198)	(19,947)

Net cash provided by (used in) financing activities	(2,847)	(99,008)	24,845

Net increase (decrease) in cash	2,009	(362)	7,314
Cash at beginning of year	13,035	13,397	6,083

Cash at end of year	$15,044	$13,035	$13,397

Supplemental disclosure of cash flow information:

      Cash paid for interest was approximately $4,323, $6,782, and $12,533 for 2003, 2002, and 2001, respectively.

      During 2003, preferred equity of $4,160 was converted to a note payable.

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001
(Dollars in thousands)

1.	Organization and Partnership Agreements

      The combined financial statements represents domestic Texas limited partnerships and limited liability companies (“Acquisition Partnerships” or “Partnerships”) and include the accounts of WAMCO III, Ltd. (“WAMCO III”); WAMCO IX, Ltd. (“WAMCO IX”); WAMCO XXIV, Ltd. (“WAMCO XXIV”); WAMCO XXV, Ltd. (“WAMCO XXV”); WAMCO XXVI, Ltd.; WAMCO XXVII, Ltd.; WAMCO XXVIII, Ltd. (“WAMCO XXVIII”); WAMCO XXIX, Ltd.; WAMCO XXX, Ltd. (“WAMCO XXX”); WAMCO 31, Ltd. (“WAMCO 31”); WAMCO 32, Ltd. (“WAMCO 32”); WAMCO 33, Ltd. (“WAMCO 33”); SOWAMCO XXIX, Ltd. (“SOWAMCO XXIX”); Calibat Fund, LLC; First B Realty, Ltd.; First Paradee, Ltd.; FirstStreet Investments LLC (“FirstStreet”); FC Properties, Ltd. (“FC Properties”); and Community Development Investment, LLC. FirstCity Financial Corporation or its subsidiaries, FirstCity Commercial Corporation and FirstCity Holdings Corporation (together “FirstCity”), share limited partnership interests and participate as general partners in common with Cargill Financial Services, Inc. in all of the Partnerships. FC Properties, WAMCO XXVII and WAMCO XXX are considered to be significant subsidiaries of FirstCity. The WAMCO XXX partnership recorded its first activity in June 2002.

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

      During September 2003, WAMCO XXIX, Ltd. was merged with and into WAMCO XXVII, Ltd. with WAMCO XXVII, Ltd. being the surviving entity. Also during September 2003, Community Development Investment, LLC. was merged with and into WAMCO XXIV, Ltd. with WAMCO XXIV, Ltd. being the surviving entity.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

(a) Portfolio Assets

      The Partnerships acquire and resolve portfolios of performing and nonperforming commercial and consumer loans and other assets (collectively, “Portfolio Assets” or “Portfolios”), which are generally acquired at a discount to their legal principal balance. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally non-homogeneous assets, including loans of varying qualities that are secured by diverse collateral types and foreclosed properties. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on business or real estate or other collateral cash flow. Portfolio Assets are acquired on behalf of Acquisition Partnerships in which a corporate general partner, FirstCity and other investors are limited partners.

      Portfolio Assets are held for sale and reflected in the accompanying combined financial statements as non-performing Portfolio Assets, performing Portfolio Assets or real estate Portfolios. The following is a description of each classification and the related accounting policy accorded to each Portfolio type:

Non-Performing Portfolio Assets

      Non-performing Portfolio Assets consist primarily of distressed loans and loan related assets, such as foreclosed upon collateral. Portfolio Assets are designated as non-performing unless a majority of all of the loans in the Portfolio is being repaid in accordance with the contractual terms of the underlying loan agreements at date of acquisition. Such Portfolios are acquired on the basis of an evaluation by the Partnerships of the timing and amount of cash flow expected to be derived from borrower payments or other resolution of the underlying collateral securing the loan.

      All non-performing Portfolio Assets are purchased at substantial discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the adjusted cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified. Impairments on non-performing Portfolio Assets were $503, $97, and $497 for 2003, 2002 and 2001, respectively.

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

Performing Portfolio Assets

      Performing Portfolio Assets consist primarily of Portfolios of consumer and commercial loans acquired at a discount from the aggregate amount of the borrowers’ obligation. Portfolios are classified as performing if a majority of all of the loans in the Portfolio is being repaid in accordance with the contractual terms of the underlying loan agreements at date of acquisition.

      Performing Portfolio Assets are carried at the unpaid principal balance of the underlying loans, net of acquisition discounts. Interest is accrued when earned in accordance with the contractual terms of the loans. The accrual of interest is discontinued once a Portfolio becomes impaired. Acquisition discounts for the Portfolio as a whole are accreted as an adjustment to yield over the estimated life of the Portfolio. Accounting for these Portfolios is on a pool basis as opposed to an individual asset-by-asset basis.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

      Gains are recognized on the performing Portfolio Assets when sufficient funds are received to fully satisfy the obligation on loans included in the pool, either from funds from the borrower or sale of the loan. The gain recognized represents the difference between the proceeds received and the allocated carrying value of the individual loan in the pool.

      Impairment on each Portfolio is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans’ risk adjusted rates, which approximates the effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. Impairments on performing Portfolio Assets were $519, $790, and $757 for 2003 2002 and 2001 respectively.

Real Estate Portfolios

      Real estate Portfolios consist of real estate assets acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of real estate Portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified. Impairments on real estate Portfolios were $3 and $17 in 2003 and 2002, respectively. There were no impairments on real estate Portfolios in 2001.

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

(b) Investment in Trust Certificates

      Through August 2003, the Partnerships held an investment in trust certificates, representing a residual interest in a REMIC created by the sale of certain Partnership assets. This residual interest was subordinate to the senior tranches of the certificate and represented the present value of the right to the excess cash flows generated by the securitized assets. The residual certificates were accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Because such assets could be contractually prepaid or otherwise settled in such a way that the holder would not receive all of the recorded investment, the assets were classified as available-for-sale investments and carried at estimated fair value with any accompanying increases or decreases in estimated fair value being recorded as unrealized gains or losses in other comprehensive income in the accompanying combined statements of changes in partners’ capital. The determination of fair value was based on the present value of the anticipated excess cash flows utilizing the certain valuation assumptions. The significant valuation assumptions include expected credit losses and timing of cash collected.

      The Partnerships assessed the carrying value of this investment for impairment in accordance with the provisions of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, which requires that other-than-temporary impairments in beneficial interests be written down to fair value with the resulting change being included in operations.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

      During September 2003 the Partnerships purchased the underlying assets from the trust. At the time of this purchase, these assets were included in the Performing Portfolio Assets at their remaining historical cost of $5,902 and the remaining balance for the adjustment to market value of $905 was reversed against its corresponding balance of unrealized net gain on securitizations in the Partnerships’ equity.

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

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

3. Combining Financial Statements

      FC Properties, WAMCO XXVIII and WAMCO XXX are considered to be significant subsidiaries of FirstCity. The WAMCO XXX partnership recorded its first activity in June 2002. The following tables summarize the combining balance sheets of the WAMCO Partnerships as of December 31, 2003 and 2002, and the related combining statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2003.

Combining Balance Sheets

December 31, 2003

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined

	(Dollars in thousands)
ASSETS
Cash	$1,526	$539	$3,897	$9,082	$15,044
Portfolio Assets, net	13,340	17,780	19,086	118,475	168,681
Investments in partnerships	—	—	—	2,350	2,350
Deferred profit sharing	18,273	—	—	—	18,273
Other assets, net	5	101	187	493	786

	$33,144	$18,420	$23,170	$130,400	$205,134

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable	$—	$6,829	$13,393	$75,724	$95,946
Deferred compensation	21,466	—	—	—	21,466
Other liabilities	533	987	209	1,384	3,133

Total liabilities	22,019	7,816	13,602	77,108	120,545
Partners’ capital	11,125	10,604	9,568	53,292	84,589

	$33,144	$18,420	$23,170	$130,400	$205,134

Notes payable owed to affiliates included in above balances	$—	$—	$—	$71,224	$71,224
Other liabilities owed to affiliates included in above balances	1	572	163	867	1,603

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Combining Balance Sheets

December 31, 2002

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined

	(Dollars in thousands)
ASSETS
Cash	$1,484	$2,440	$3,621	$5,490	$13,035
Portfolio Assets, net	15,182	32,341	44,002	56,161	147,686
Investments in partnerships	—	—	—	2,302	2,302
Investments in trust certificates	—	—	—	7,883	7,883
Deferred profit sharing	17,671	—	—	—	17,671
Other assets, net	5	346	—	464	815

	$34,342	$35,127	$47,623	$72,300	$189,392

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable	$—	$18,882	$34,948	$26,061	$79,891
Deferred compensation	21,706	—	—	—	21,706
Other liabilities	540	1,301	524	1,027	3,392

Total liabilities	22,246	20,183	35,472	27,088	104,989
Preferred equity	—	—	—	4,344	4,344
Partners’ capital	12,096	14,944	12,151	40,868	80,059

	$34,342	$35,127	$47,623	$72,300	$189,392

Notes payable owed to affiliates included in above balances	$—	$—	$34,948	$11,189	$46,137
Other liabilities owed to affiliates included in above balances	20	1,196	225	421	1,862

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Combining Statements of Operations

Year Ended December 31, 2003

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined

	(Dollars in thousands)
Proceeds from resolution of Portfolio Assets	$10,368	$16,638	$33,277	$29,536	$89,819
Cost of Portfolio Assets resolved	2,502	12,080	25,006	22,333	61,921

Gain on resolution of Portfolio Assets	7,866	4,558	8,271	7,203	27,898
Interest income on performing Portfolio Assets	—	1,159	—	5,572	6,731
Interest and fees expense — affiliate	—	(665)	(596)	(1,821)	(3,082)
Interest and fees expense — other	—	(677)	(567)	(489)	(1,733)
Provision for loan and impairment losses	(3)	(301)	—	(721)	(1,025)
Service fees — affiliate	(311)	(614)	(1,122)	(1,559)	(3,606)
General, administrative and operating expenses	(3,644)	(517)	(656)	(939)	(5,756)
Other income, net	1	8	12	1,080	1,101

Net earnings	$3,909	$2,951	$5,342	$8,326	$20,528

Combining Statements of Operations

Year Ended December 31, 2002

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined

	(Dollars in thousands)
Proceeds from resolution of Portfolio Assets	$6,803	$47,892	$6,852	$71,651	$133,198
Cost of Portfolio Assets resolved	2,000	34,418	4,770	60,982	102,170

Gain on resolution of Portfolio Assets	4,803	13,474	2,082	10,669	31,028
Interest income on performing Portfolio Assets	—	2,767	—	8,513	11,280
Interest and fees expense — affiliate	—	(1,826)	(596)	(2,765)	(5,187)
Interest and fees expense — other	(9)	(585)	—	(1,363)	(1,957)
Provision for loan and impairment losses	(17)	—	—	(887)	(904)
Service fees — affiliate	(204)	(1,574)	(250)	(1,751)	(3,779)
General, administrative and operating expenses	(1,923)	(1,488)	(138)	(1,241)	(4,790)
Other income, net	18	34	21	1,777	1,850

Net earnings	$2,668	$10,802	$1,119	$12,952	$27,541

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Combining Statements of Operations

Year Ended December 31, 2001

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined

	(Dollars in thousands)
Proceeds from resolution of Portfolio Assets	$9,509	$32,142	$—	$27,537	$69,188
Cost of Portfolio Assets resolved	2,115	23,513	—	19,288	44,916

Gain on resolution of Portfolio Assets	7,394	8,629	—	8,249	24,272
Interest income on performing Portfolio Assets	—	3,047	—	16,496	19,543
Interest and fees expense — affiliate	(160)	(3,507)	—	(8,437)	(12,104)
Interest and fees expense — other	—	—	—	(1,234)	(1,234)
Provision for loan and impairment losses	—	—	—	(1,254)	(1,254)
Service fees — affiliate	(285)	(1,067)	—	(1,779)	(3,131)
General, administrative and operating expenses	(2,710)	(1,330)	—	(2,712)	(6,752)
Other income, net	32	64	—	1,692	1,788

Net earnings	$4,271	$5,836	$—	$11,021	$21,128

Combining Statements of Changes in Partners’ Capital

Years Ended December 31, 2003, 2002, and 2001

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined

	(Dollars in thousands)
Balance at December 31, 2000	$8,846	$4,216	$—	$48,542	$61,604
Contributions	—	18,890	—	7,640	26,530
Distributions	(1,093)	(4,132)	—	(14,722)	(19,947)
Net earnings	4,271	5,836	—	11,021	21,128
Unrealized net gain on securitization	—	—	—	934	934

Total comprehensive income	4,271	5,836	—	11,955	22,062

Balance at December 31, 2001	12,024	24,810	—	53,415	90,249

Contributions	—	—	15,942	29	15,971
Distributions	(2,596)	(20,668)	(4,910)	(26,024)	(54,198)
Net earnings	2,668	10,802	1,119	12,952	27,541
Unrealized net gain on securitization	—	—	—	496	496

Total comprehensive income	2,668	10,802	1,119	13,448	28,037

Balance at December 31, 2002	12,096	14,944	12,151	40,868	80,059

Contributions	—	—	—	30,182	30,182
Distributions	(4,880)	(7,291)	(7,925)	(24,645)	(44,741)
Net earnings	3,909	2,951	5,342	8,326	20,528
Unrealized net gain on securitization	—	—	—	(1,439)	(1,439)

Total comprehensive income	3,909	2,951	5,342	6,887	19,089

Balance at December 31, 2003	$11,125	$10,604	$9,568	$53,292	$84,589

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Combining Statements of Cash Flows

Year Ended December 31, 2003

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$3,909	$2,951	$5,342	$8,326	$20,528
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees	—	175	105	145	425
Amortization of deferred profit sharing	2,411	—	—	—	2,411
Accretion of unrealized gain on trust certificates	—	—	—	(197)	(197)
Provision for loan losses	3	301	—	721	1,025
Gain on resolution of Portfolio Assets	(7,866)	(4,558)	(8,271)	(7,203)	(27,898)
Purchase of Portfolio Assets	—	—	—	(95,819)	(95,819)
Net receipts on Portfolio Asset lines of credit	—	—	—	184	184
Capitalized costs on Portfolio Assets	(663)	(328)	(90)	(384)	(1,465)
Capitalized interest on Portfolio Assets	—	(107)	—	(869)	(976)
Proceeds from resolution of Portfolio Assets	10,368	16,638	33,277	29,536	89,819
Principal payments on Performing Portfolio Assets	—	2,615	—	17,422	20,037
Increase in deferred profit sharing	(3,013)	—	—	—	(3,013)
(Increase) decrease in other assets	—	70	(292)	(112)	(334)
Increase in deferred compensation	3,013	—	—	—	3,013
Deferred compensation and profit sharing paid	(3,253)	—	—	—	(3,253)
Increase (decrease) in other liabilities	13	(314)	(315)	357	(259)

Net cash provided by (used in) operating Activities	4,922	17,443	29,756	(47,893)	4,228
Cash flows from investing activities:
Contribution to subsidiaries	—	—	—	(48)	(48)
Change in trust certificates	—	—	—	676	676

Net cash provided by investing activities	—	—	—	628	628
Cash flows from financing activities:
Borrowing of debt — affiliate	—	—	118	63,344	63,462
Borrowing of debt	—	—	26,000	—	26,000
Repayment of debt — affiliate	—	—	(35,066)	(7,468)	(42,534)
Repayment of debt	—	(12,053)	(12,607)	(10,372)	(35,032)
Repayment of preferred equity	—	—	—	(184)	(184)
Capital contributions	—	—	—	30,182	30,182
Capital distributions	(4,880)	(7,291)	(7,925)	(24,645)	(44,741)

Net cash provided by (used in) financing Activities	(4,880)	(19,344)	(29,480)	50,857	(2,847)

Net increase (decrease) in cash	42	(1,901)	276	3,592	(2,009)
Cash at beginning of year	1,484	2,440	3,621	5,490	13,035

Cash at end of year	$1,526	$539	$3,897	$9,082	$15,044

Supplemental disclosure of cash flow information Approximate cash paid for interest	$—	$1,211	$982	$2,130	$4,323
Preferred equity converted to note payable	$—	$—	$—	$4,160	$4,160

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Combining Statements of Cash Flows

Year Ended December 31, 2002

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$2,668	$10,802	$1,119	$12,952	$27,541
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees	—	87	—	435	522
Amortization of deferred profit sharing	720	—	—	—	720
Accretion of unrealized gain on trust certificates	—	—	—	(287)	(287)
Provision for loan losses	17	—	—	887	904
Gain on resolution of Portfolio Assets	(4,803)	(13,474)	(2,082)	(10,669)	(31,028)
Purchase of Portfolio Assets	—	—	(48,713)	—	(48,713)
Capitalized costs on Portfolio Assets	(1,633)	(2,177)	(59)	(190)	(4,059)
Capitalized interest on Portfolio Assets	—	(102)	—	(795)	(897)
Proceeds from resolution of Portfolio Assets	6,803	47,892	6,852	71,651	133,198
Principal payments on Performing Portfolio Assets	—	5,803	—	15,837	21,640
Increase in deferred profit sharing	(2,885)	—	—	—	(2,885)
(Increase) decrease in other assets	—	(295)	—	465	170
Increase in deferred compensation	2,885	—	—	—	2,885
Deferred compensation and profit sharing paid	(1,730)	—	—	—	(1,730)
Increase (decrease) in other liabilities	96	144	524	(1,222)	(458)

Net cash provided by (used in) operating Activities	2,138	48,680	(42,359)	89,064	97,523
Cash flows from investing activities:
Change in trust certificates	—	—	—	1,123	1,123

Net cash provided by investing activities		—	—	—	1,123
Cash flows from financing activities:
Borrowing of debt — affiliate	—	—	53,143	—	53,143
Borrowing of debt	—	28,500	—	—	28,500
Repayment of debt — affiliate	—	(47,964)	(18,195)	(42,025)	(108,184)
Repayment of debt	—	(9,618)	—	(24,361)	(33,979)
Capitalized interest on preferred equity	—	—	—	150	150
Repayment of preferred equity	—	—	—	(411)	(411)
Capital contributions	—	—	15,942	29	15,971
Capital distributions	(2,596)	(20,668)	(4,910)	(26,024)	(54,198)

Net cash provided by (used in) financing activities	(2,596)	(49,750)	45,980	(92,642)	(99,008)

Net increase (decrease) in cash	(458)	(1,070)	3,621	(2,455)	(362)
Cash at beginning of year	1,942	3,510	—	7,945	13,397

Cash at end of year	$1,484	$2,440	$3,621	$5,490	$13,035

Supplemental disclosure of cash flow information
Approximate cash paid for interest	$9	$2,412	$524	$3,837	$6,782

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Combining Statements of Cash Flows

Year Ended December 31, 2001

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$4,271	$5,836	$—	$11,021	$21,128
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees		—	—	768	768
Amortization of deferred profit sharing	1,228	—	—	—	1,228
Provision for loan losses	—	—	—	1,254	1,254
Gain on resolution of Portfolio Assets	(7,394)	(8,629)	—	(8,249)	(24,272)
Purchase of Portfolio Assets	—	(82,951)	—	(35,196)	(118,147)
Capitalized costs on Portfolio Assets	(375)	(149)	—	(12)	(536)
Capitalized interest on Portfolio Assets	—	(7)	—	(1,221)	(1,228)
Proceeds from resolution of Portfolio Assets	9,509	32,142	—	27,537	69,188
Proceeds from sell back of Portfolio Assets	—	—	—	1,594	1,594
Principal payments on Performing Portfolio Assets	—	4,936	—	29,135	34,071
Increase in deferred profit sharing	(560)	—	—	—	(560)
(Increase) decrease in other assets	157	(252)	—	52	(43)
Increase in deferred compensation	560	—	—	—	560
Deferred compensation and profit sharing paid	(2,365)	—	—	—	(2,365)
Increase (decrease) in other liabilities	(142)	957	—	(557)	258

Net cash provided by (used in) operating activities	4,889	(48,117)	—	26,126	(17,102)
Cash flows from investing activities:
Contribution to subsidiaries	—	—	—	(48)	(48)
Change in trust certificates	—	—	—	(381)	(381)

Net cash used in investing activities	—	—	—	(429)	(429)
Cash flows from financing activities:
Borrowing of debt — affiliate	41	64,187	—	29,341	93,569
Borrowing of debt	—	—	—	45,901	45,901
Repayment of debt — affiliate	(3,165)	(28,191)	—	(81,971)	(113,327)
Repayment of debt	—	—	—	(8,930)	(8,930)
Capitalized interest on preferred equity	—	—	—	1,049	1,049
Capital contributions	—	18,890	—	7,640	26,530
Capital distributions	(1,093)	(4,132)	—	(14,722)	(19,947)

Net cash provided by (used in) financing activities	(4,217)	50,754	—	(21,692)	24,845

Net increase in cash	672	2,637	—	4,005	7,314
Cash at beginning of year	1,270	873	—	3,940	6,083

Cash at end of year	$1,942	$3,510	$—	$7,945	$13,397

Supplemental disclosure of cash flow information
Approximate cash paid for interest	$107	$3,365	$—	$9,061	$12,533

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

4.     Portfolio Assets

      Portfolio Assets are summarized as follows:

	December 31, 2003

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined

Non-performing Portfolio Assets	$—	$37,230	$50,542	$134,034	$221,806
Performing Portfolio Assets	—	10,209	—	71,573	81,782
Real estate Portfolios	13,340	—	—	4,214	17,554

Total Portfolio Assets	13,340	47,439	50,542	209,821	321,142
Discount required to reflect Portfolio Assets at carrying value	—	(29,659)	(31,456)	(91,346)	(152,461)

Portfolio Assets, net	$13,340	$17,780	$19,086	$118,475	$168,681

	December 31, 2002

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined

Non-performing Portfolio Assets	$—	$60,386	$95,937	$45,531	$201,854
Performing Portfolio Assets	—	20,404	—	59,461	79,865
Real estate Portfolios	15,182	—	—	1,129	16,311

Total Portfolio Assets	15,182	80,790	95,937	106,121	298,030
Discount required to reflect Portfolio Assets at carrying value	—	(48,449)	(51,935)	(49,960)	(150,344)

Portfolio Assets, net	$15,182	$32,341	$44,002	$56,161	$147,686

      Portfolio Assets are pledged to secure non-recourse notes payable.

5.	Interest Related to Residual Interest in Trust Certificates

      Residual certificates held by the Partnerships to which the Partnerships receive all the economic benefits and risks consist of retained interests in the amount of $0 and $7,883 at December 31, 2003 and 2002, respectively. The Partnerships recognized interest income on these certificates utilizing a yield of 21.52% for the first eight months of 2003 and 20.90% and 19.63% for the years ended December 31, 2002 and 2001, respectively. During September 2003 the Partnerships purchased the underlying assets from the trust. At the time of this purchase, these assets were included in the Performing Portfolio Assets at their remaining historical cost of $5,902 and the remaining balance for the adjustment to market value of $905 was reversed against its corresponding balance of unrealized net gain on securitizations in the Partnerships’ equity.

6.     Deferred Profit Sharing and Deferred Compensation

      In connection with the formation of FC Properties, an agreement was entered into which provided for potential payments to the project manager based on a percentage of total estimated sales. An equal amount of deferred profit participation and deferred compensation is recorded based on such estimates with the deferred profit participation being amortized into expense in proportion to actual sales realized. No profit participation was paid until the limited partners recognized a 20% return on their investment. This return threshold was met in 2001. At December 31, 2003 and 2002, the estimated liability for this profit participation was $21,466 and $21,706, respectively, and was included in deferred compensation in the accompanying combined balance sheets. Additionally, amortization of $2,411, $720 and $1,228 was recognized during 2003, 2002 and 2001,

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

respectively, and has been included in general, administrative and operating expenses in the accompanying combined statements of operations.

      The achievement of the 20% return on investment resulted in payments of $3,253, $1,730 and $2,365 in deferred profit sharing and commissions in 2003, 2002, and 2001, respectively.

7.     Notes Payable

      Notes payable at December 31, 2003 and 2002 consist of the following:

	2003	2002

London Interbank Offering Rate (LIBOR) (1.12% at December 31, 2003) based:
WAMCO XXVIII (LIBOR plus 2.5%)	$6,829	$18,882
WAMCO XXX (LIBOR plus 2.5%)	13,393	—
WAMCO XXX (LIBOR plus 4%) — affiliate	—	30,887
Other Partnerships (LIBOR plus 2.5% to 5%) — affiliate	64,097	3,290
Other Partnerships (LIBOR plus 1.75% to 5%)	4,500	14,872
Other Partnerships (LIBOR plus 5%, with floor 6.3%) — affiliate	3,127	—
WAMCO XXX (LIBOR plus 5%, with floor 9.0%) — affiliate	—	4,061

Total LIBOR	91,946	71,992
Fixed rate:
Other Partnerships (9.8% to 10.17%) — affiliate	4,000	7,899

	$95,946	$79,891

      Collateralized loans are typically payable based on proceeds from disposition of and payments received on the Portfolio Assets.

      Contractual maturities (excluding principal and interest payments payable from proceeds from dispositions of and payments received on the Portfolio Assets) of notes payable are as follows:

	WAMCO	WAMCO	Other
	XXVIII	XXX	Partnerships	Combined

Year Ending December 31:
2004	$6,829	$—	$4,500	$11,329
2005	—	13,393	63,785	77,178
2006	—	—	3,439	3,439
2007	—	—	4,000	4,000
2008	—	—	—	—
Thereafter	—	—	—	—

	$6,829	$13,393	$75,724	$95,946

      It is anticipated that the notes payable maturing in 2004 will be renewed or refinanced into financing arrangements with terms similar to current facilities.

      The loan agreements and master note purchase agreements, under which notes payable were incurred, contain various covenants including limitations on other indebtedness, maintenance of service agreements and restrictions on use of proceeds from disposition of and payments received on the Portfolio Assets. As of December 31, 2003, the Partnerships were in compliance with the aforementioned covenants.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

      In connection with notes payable, the Partnerships incurred origination and commitment fees. These fees are amortized over the stated maturity of the related notes and are included in interest and fees on notes payable. At December 31, 2003 and 2002, approximately $415 and $447, respectively, of origination and commitment fees are included in other assets, net.

8.     Transactions with Affiliates

      Under the terms of the various servicing agreements between the Partnerships and FirstCity, FirstCity receives a servicing fee based on proceeds from resolution of the Portfolio Assets for processing transactions on the Portfolio Assets and for conducting settlement, collection and other resolution activities. Included in general, administrative and operating expenses in the accompanying combined statements of operations is approximately $3,606, $3,779, and $3,131 in servicing fees incurred by the Partnerships in 2003, 2002 and 2001, respectively.

      During September 2003, WAMCO XXIX, Ltd. was merged with and into WAMCO XXVII, Ltd. with WAMCO XXVII, Ltd being the surviving entity. Also during September 2003, Community Development Investment, LLC was merged with and into WAMCO XXIV, Ltd. with WAMCO XXIV, Ltd being the surviving entity.

      In March 2001, FirstCity sold 35% of its equity interest in FC Properties, Ltd. to CFSC Capital Corp. II.

      During 2001, WAMCO IX sold its portfolio assets that had projected estimated remaining collections to WAMCO XXV. The assets were sold for their historical cost book value of $1,206. The sale resulted in no gain or goodwill being recorded. This transaction was eliminated in the combining statement of operations for 2001.

9. Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Partnerships disclose estimated fair values of their financial instruments. Fair value estimates, methods and assumptions are set forth below.

     (a) Cash and Other Liabilities

      The carrying amount of cash and other liabilities approximates fair value at December 31, 2003 and 2002 due to the short-term nature of such accounts.

     (b) Portfolio Assets

      Portfolio Assets are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risk inherent in the assets. The carrying value of Portfolio Assets was $168,681 and $147,686 at December 31, 2003 and 2002, respectively. The estimated fair value of the Portfolio Assets was approximately $200,848 and $200,881 at December 31, 2003 and 2002, respectively.

     (c) Investments in Trust Certificates

      Investments in trust certificates are carried at estimated fair value. The determination of fair value is based on the present value of the anticipated excess cash flows utilizing the certain valuation assumptions. The carrying value of Investments in Trust Certificates was $0 and $7,883 at December 31, 2003 and 2002, respectively. During September 2003 the Partnerships purchased the underlying assets from the trust.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

     (d) Notes Payable

      Management believes that for similar financial instruments with comparable credit risks, the stated interest rates at December 31, 2003 and 2002 approximate market rates. Accordingly, the carrying amount of notes payable is believed to approximate fair value. In addition, the majority of the partnerships’ debt is at variable rates of interest.

10. Preferred Equity

      In 1999, CFSC Capital Corp. XXX contributed $3,556 as preferred equity in Community Development Investment, LLC. This preferred equity was converted to a note payable on August 30, 2003. The balance converted was $4,160. The note agreement has terms similar to the preferred equity and a maturity date of August 30, 2006. The note agreement requires interest to be paid at a rate equal to the London Interbank Offering Rate (1.12% at December 31, 2003) plus 5%. Interest in the amount of $5 and $11 has been accrued at December 31, 2003 and 2002, respectively. Interest expense on the preferred equity totaled $180 (plus additional $84 after being converted to note payable), $311 and $458 during the years ended December 31, 2003, 2002, and 2001, respectively. This interest expense is included in interest and fees on notes payable — affiliates in the accompanying combined statements of operations.

      On July 1, 2003, the Partnerships adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its balance sheets. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. At December 31, 2003, SFAS No. 150 had no impact on the combined financial statements since the preferred equity was converted to a note payable.

11. Commitments and Contingencies

      WAMCO 31 owns a pool of loans that includes two lines of credit with a combined outstanding balance of $2.3 million at December 31, 2003. The maximum commitment associated with these lines was $4.4 million at December 31, 2003. After reserves and borrowing base requirements, the total availability was $.7 million at December 31, 2003.

      The Partnerships are involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the combined financial position, results of operations or liquidity of the Partnerships.

12. Interest Rate Swap

      In 2001, WAMCO XXVIII entered into an interest rate swap contract in order to manage a portion of the interest rate risk associated with WAMCO XXVIII’s long-term debt. Under this swap agreement, WAMCO XXVIII pays fixed/floating rate interest and receives floating rate interest at specified periodic intervals based on an agreed upon notional amount.

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

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

      Income or expense associated with these periodic payments is recorded on an accrual basis. WAMCO XXVIII recorded $665, $783, and $404 of net swap expense for the years ended December 31, 2003, 2002 and 2001, respectively, associated with these periodic payments. Net swap expense is included in interest and fees expense — affiliate in the accompanying combined statements of operations.

      Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest-rate, commodity-price, and foreign-exchange contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

      WAMCO XXVIII has not met the criteria necessary to categorize its swap agreement as a hedging activity under the provisions of FASB No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, changes in fair value of the interest rate swap are reported in general, administrative and operating expenses and were $(506), $216, and $840 during 2003, 2002, and 2001, respectively.

      The following table summarizes WAMCO XXVIII’s interest rate swap contract, included in other liabilities:

				Swap	Swap
				liability at	liability at
Notional	Contact			December 31,	December 31,
amount	maturity date	Fixed rate	Floating rate	2003	2002

$4,510	12/15/03	6.139%	One Month LIBOR (1.12% at 12/31/03)	$—	$199
4,510	12/15/04	6.167%	One Month LIBOR (1.12% at 12/31/03)	199	368
4,510	12/15/05	6.195%	One Month LIBOR (1.12% at 12/31/03)	351	489

$13,530				$550	$1,056

DRIVE FINANCIAL SERVICES LP

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001
(With Independent Auditors’ Report Thereon)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Drive Financial Services LP:

      We have audited the accompanying consolidated balance sheets of Drive Financial Services LP (a Texas Limited Partnership) and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners’ equity, and cash flows for the years ended December 31, 2003 and 2002 and the period March 1, 2001 through December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drive Financial Services LP and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and the period March 1, 2001 through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in note 2(k) to the consolidated financial statements, the Company changed its method of accounting for residual interests in securitizations in 2001 as a result of the adoption of EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.

KPMG LLP

Dallas, Texas

February 25, 2004

DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

	(In thousands)
ASSETS
Cash and cash equivalents	$19,013	$14,337
Restricted cash	47,623	12,124
Retail installment contracts, net	623,389	367,520
Residual interests in securitizations	29,094	63,202
Accrued interest receivable	9,317	4,915
Furniture and equipment, net of accumulated depreciation of $7,558 in 2003 and $5,077 in 2002	5,061	4,905
Other assets	5,333	4,674

Total assets	$738,830	$471,677

LIABILITIES AND PARTNERS’ EQUITY
Notes payable, including $180,910 in 2003 and $176,936 in 2002 to affiliate	$180,910	$235,036
Notes payable related to securitized retail installment contracts	448,848	151,386
Subordinated capital note to affiliate	54,000	48,000
Capital lease obligations	305	268
Accrued interest	1,085	1,387
Accounts payable and accrued expenses	13,241	12,468

Total liabilities	698,389	448,545

Partners’ equity	40,441	23,132

Commitments and contingencies (notes 10 and 11)	—	—

Total liabilities and partners’ equity	$738,830	$471,677

See accompanying notes to consolidated financial statements.

DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003 and 2002 and
the Period March 1, 2001 through December 31, 2001

	December 31,	December 31,	December 31,
	2003	2002	2001

	(In thousands)
Finance and other interest income	$193,756	$101,238	$37,506
Interest expense, including $19,107, $13,046 and $7,679, respectively, to an affiliate	31,773	16,366	9,329

Net interest margin	161,983	84,872	28,177

Provision for credit losses on retail installment contracts	67,335	28,663	5,377
Impairment of residual interests in securitizations, including servicing asset	8,449	3,415	5,048

Net interest margin after provision for credit losses and impairments	86,199	52,794	17,752

Other revenues:
Gain on sale of retail installment contracts	—	—	39,033
Servicing income	5,189	11,115	9,952
Other income	2,339	1,205	439

Total other revenues	7,528	12,320	49,424

Costs and expenses:
Salaries and benefits	46,162	41,648	28,706
Servicing expense	11,296	7,980	4,434
Occupancy, data processing, communication, and other	17,319	17,126	13,990

Total costs and expenses	74,777	66,754	47,130

Income (loss) before cumulative effect of change in accounting principle	18,950	(1,640)	20,046
Cumulative effect of change in accounting principle — permanent impairments of residual interests	—	—	(783)

Net income (loss)	$18,950	$(1,640)	$19,263

See accompanying notes to consolidated financial statements.

DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

Years Ended December 31, 2003 and 2002 and
the Period March 1, 2001 through December 31, 2001

			Accumulated
			Other	Total
	General	Limited	Comprehensive	Partners’
	Partner	Partners	Income	Equity

	(In thousands)
Partners’ equity at February 28, 2001	$4	$3,864	$4,157	$8,025
Comprehensive income:
Net income	19	19,244	—	19,263
Net change in unrealized gains on residual interests in securitizations	—	—	(1,798)	(1,798)

Comprehensive income				17,465

Partners’ equity at December 31, 2001	23	23,108	2,359	25,490
Comprehensive loss:
Net loss	(1)	(1,639)	—	(1,640)
Net change in unrealized losses on residual interests in securitizations	—	—	(718)	(718)

Comprehensive loss				(2,358)

Partners’ equity at December 31, 2002	22	21,469	1,641	23,132
Comprehensive income:
Net income	19	18,931	—	18,950
Net change in unrealized losses on residual interests in securitizations	—	—	(1,641)	(1,641)

Comprehensive income				17,309

Partners’ equity at December 31, 2003	$41	$40,400	$—	$40,441

See accompanying notes to consolidated financial statements.

DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003 and 2002 and the Period March 1, 2001 through December 31, 2001

	December 31,	December 31,	December 31,
	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$18,950	$(1,640)	$19,263
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Retail installment contracts originated or purchased	—	(219,124)	56,884
Retail installment contracts liquidated	—	45,930	—
Provision for credit losses on retail installment contracts	67,335	28,663	5,377
Depreciation and amortization	2,481	2,281	1,951
Gain on sale of retail installment contracts	—	—	(39,033)
Accretion of discount and capitalized origination costs	(63,652)	(27,093)	—
Accretion of interest related to residual interests	(5,555)	(11,965)	(12,020)
Impairment of residual interests in securitizations, including servicing asset	8,449	3,415	5,048
Cumulative effect of change in accounting principle — permanent impairment of residual interests	—	—	783
Changes in assets and liabilities:
Accrued interest receivable	(4,402)	(3,826)	671
Other assets	(564)	(1,643)	141
Accrued interest payable	(302)	848	(564)
Accounts payable and accrued expenses	773	514	(3,135)

Net cash provided by (used in) operating activities	23,513	(183,640)	35,366

Cash flows from investing activities:
Retail installment contracts originated or purchased	(493,501)	(206,516)	—
Retail installment contracts liquidated	242,660	91,228	—
Repurchase of securitized pools	(243)	(4,797)	—
Purchases of furniture and equipment	(2,262)	(985)	(3,956)
Collections on residual interests in securitizations	21,104	16,673	29,455

Net cash provided by (used in) investing activities	(232,242)	(104,397)	25,499

Cash flows from financing activities:
Net increase (decrease) in warehouse line of credit	(42,936)	153,771	(56,725)
Net change in restricted cash	(35,499)	(12,124)	—
Payments on term notes payable	(11,190)	(13,400)	(15,975)
Payments on capital leases	(433)	(562)	(451)
Proceeds from subordinated capital note	6,000	16,000	12,000
Proceeds from notes payable related to securitized retail installment contracts, net of debt issuance costs	423,075	174,141	—
Payments on notes payable related to securitized retail installment contracts	(125,612)	(22,755)	—

Net cash provided by (used in) financing activities	213,405	295,071	(61,151)

Net increase (decrease) in cash	4,676	7,034	(286)
Cash at beginning of period	14,337	7,303	7,589

Cash at end of period	$19,013	$14,337	$7,303

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$32,076	$15,518	$9,894

See accompanying notes to consolidated financial statements.

DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001
(Dollars in thousands)

1.	Organization and Business

      Drive Financial Services LP (Drive FS), a Texas Limited Partnership, was formed on August 1, 2000. Pursuant to the terms of various Contribution and Assumption Agreements, Drive FS assumed substantially all the assets and the business of the former auto finance group of FirstCity Funding and FirstCity Consumer Lending, including the origination and servicing platforms, all rights and obligations under asset-backed securities, and 100% of the stock of all special purpose entities formed to be “sellers” in securitization transactions. Drive FS contributed the assets and liabilities and business of FirstCity Servicing to Drive Servicing LLC and the asset-backed securities to Drive ABS LP both wholly owned and consolidated entities.

      Drive FS is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers. Drive FS acquires retail installment contracts principally from manufacturer-franchised dealers in connection with their sale of used and new automobiles and light duty trucks to “sub-prime” customers with limited credit histories or past credit problems. At the present, Drive FS does not extend credit directly to consumers, nor does it purchase retail installment contracts from other financial institutions.

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

      Drive GP LLC (Drive GP) is the sole general partner of Drive FS and owns 0.1% of the Drive FS. FirstCity Consumer Lending owns 31% of the membership interests of Drive GP. Management Group LP, a Texas limited partnership that is owned by members of management of the Company, owns 20% of the membership interests of Drive GP. IFA Drive GP Holdings LLC, a Delaware limited liability company and a wholly owned subsidiary of BOS(USA), owns the remaining 49% of the membership interests of Drive GP. BOS(USA) is a wholly owned subsidiary of Bank of Scotland. On September 10, 2001, Bank of Scotland merged with Halifax Group plc, a personal and commercial lending institution, to form HBOS plc. As a result of the merger, the Company’s fiscal year end changed from February 28 to December 31.

2.	Summary of Significant Accounting Policies and Practices

(a)	Retail Installment Contracts, Net

      Retail installment contracts, net consist of sub-prime automobile finance receivables, which are acquired from third-party dealers at a nonrefundable discount from the contractual principal amount.

      On July 1, 2002, the Company made a decision to change the structure of its securitization transactions to treat the transactions as secured financings for accounting purposes. Therefore, retail installment contracts are classified as held to maturity and carried at amortized cost, net of credit loss reserves, and include retail installment contracts pledged under secured financings. The Company does not hedge its retail installment contracts at this time. Management of the Company does not believe that the Company is exposed to material interest rate risk during the period contracts are not securitized.

      Interest is accrued when earned in accordance with the contractual terms of the retail installment contract. The accrual of interest is discontinued once a retail installment contract becomes past due 60 days or

DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Prior to July 1, 2002, the Company securitized and sold certain auto retail installment contracts to investors with limited risk. The Company has retained the servicing rights to these retail installment contracts. In connection with the sales by FCAR, VFC LP, and Drive BOS of retail installment contracts through securitizations, Drive ABS retained certain residual certificates associated with the securitization as described below. Drive FS and Drive ABS have entered into an agreement whereby Drive FS receives all the economic benefits associated with the residual certificates and conversely assumes all the risks. Upon sale, retail installment contracts were removed from the consolidated balance sheet, and a gain on sale was recognized for the difference between the allocated carrying value of the retail installment contracts and the adjusted sales proceeds.

      The risk to the Company is limited to the rights on future cash flows on the residual certificates that the Company has retained. Future cash flows are based on estimates of prepayments, the impact of interest rate movements on yields of receivables and securities issued, delinquency of receivables sold, servicing fees, and other factors. Gain on sale, servicing income and the interest income on residual certificates are reported in the accompanying consolidated statements of operations. Residual certificates are accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Because such assets can be contractually prepaid or otherwise settled in such a way that the holder would not receive all of the recorded investment, the assets are classified as available-for-sale investments and are carried at estimated fair value with any accompanying increases or decreases in estimated fair value being recorded as unrealized gains or losses in accumulated other comprehensive income in the accompanying consolidated statements of partners’ equity.

      The Company assesses the carrying value of its securitization related securities for impairment in accordance with the provisions of EITF 99-20 as discussed in note 2(k). There can be no assurance that the Company’s estimates used to determine the fair value of the residual certificates will remain appropriate for the life of each asset and it is reasonably possible that circumstances could change in future periods which could result in a material change in the estimates used to prepare the accompanying consolidated financial statements. If actual retail installment contract prepayments or credit losses exceed the Company’s current estimates, an other than temporary impairment may be required to be recognized.

      Subsequent to July 1, 2002, the Company has issued notes payable backed by auto retail installment contracts. For accounting purposes, the transactions were structured as secured financings, therefore, the retail installment contracts, and the related debt remains on the consolidated balance sheets.

(c)	Provision and Credit Losses

      Provisions for credit losses are charged to operations in amounts sufficient to maintain the credit loss allowance at a level considered adequate to cover probable credit losses on retail installment contracts. Probable losses are estimated based on contractual delinquency status and historical loss experience. In addition, loss allowances are maintained to reflect the Company’s judgment of estimates of the value of the underlying collateral, bankruptcy trends, economic conditions, such as unemployment rates, changes in used

DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vehicle value index, and other information in order to make the necessary judgments as to probable credit losses on retail installment contracts.

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

(f)	Restricted Cash

      Subsequent to July 1, 2002, the Company’s securitization transactions were structured as secured financings. Cash is deposited to support the securitization transactions and recorded in the Company’s consolidated balance sheets as restricted cash. Excess cash flows generated by the securitization trusts (Trusts) are added to the restricted cash account, creating additional over-collateralization until the required percentage level of assets has been reached. Once the targeted percentage level of assets is reached, additional excess cash flows generated by the Trusts are released to the Company as distributions from Trusts.

      As of December 31, 2003, the Company was not in compliance with the Sale and Servicing Agreements related to Drive Auto Receivables Trust 2000-1, Drive Auto Receivables Trust 2001-1, Drive Auto Receivables Trust 2001-2, Drive Auto Receivables Trust 2002-1, Drive Auto Receivables Trust 2003-1, and Drive Auto Receivables Trust 2003-2. Trigger and reserve events related to delinquencies and extensions existed in all Drive issues, the effects of which result in all the cash available for the residual interest holder to be held in reserve or restricted cash accounts for the benefit of the note holders. At December 31, 2003, an additional $6,874 was held in restricted cash as a result of these trigger and reserve events.

(g)	Income Taxes

      Under current Federal laws, partnerships are not subject to income taxes; therefore, no taxes are reflected in the accompanying consolidated financial statements. For tax purposes, income or loss is included in the individual tax returns of the partners.

(h)	Inventory of Repossessed Vehicles

      Inventory of repossessed vehicles included in other assets represent vehicles the Company has repossessed due to the borrowers’ default on the payment terms of the contracts. The Company records the vehicles at estimated fair value, net of costs to sell.

DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Statement of Financial Standards No. 130 (SFAS 130), Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires the accumulated balance of other comprehensive income to be displayed separately in the equity section. The Company’s other comprehensive income consists of net unrealized gains on residual interests in securitizations and had accumulated balances of zero, $1,641 and $2,359 at December 31, 2003, 2002, and 2001, respectively.

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

      The cumulative effect of the change in accounting principle at the time of adoption of EITF 99-20 was $783. During the years ended December 31, 2003, 2002 and the period ended December 31, 2001, the Company recorded additional impairment of $8,449, $3,415 and $4,017, respectively.

(l)	Reclassifications

      Certain amounts in the consolidated financial statements for the prior years have been reclassified to conform to the current consolidated financial statement presentation.

DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Retail Installment Contracts, Net

      Retail installment contracts are comprised of the following:

	December 31,

	2003	2002

Owned retail installment contracts (note 6)	$208,918	$253,208
Pledged retail installment contracts (note 7)	500,295	165,741

	709,213	418,949
Credit loss allowance	(29,853)	(12,101)
Discount	(60,081)	(43,207)
Capitalized origination costs	4,110	3,879

Total retail installment contracts	$623,389	$367,520

      As of December 31, 2001, retail installment contracts were held for sale and stated at the lower of cost or fair value in the aggregate, and therefore there was no credit loss allowance at December 31, 2001.

      The activity in the credit loss allowance for the years ended December 31, 2003 and 2002 were as follows:

	2003	2002

Balance at beginning of year	$12,101	$—
Provision for credit losses on retail installment contracts	67,335	28,663
Charge-offs	(49,583)	(16,562)

Balance at end of year	$29,853	$12,101

      Contractual maturities of total retail installment contracts at December 31, 2003 are as follows:

2004	$5,031
2005	6,234
2006	52,094
2007	227,627
2008	400,243
2009	17,942
Thereafter	42

$709,213

      The retail installment contracts are collateralized by vehicle titles, and the Company has the right to repossess the vehicle in the event the borrower defaults on the payment terms of the contract.

      Pledged retail installment contracts are auto receivables that have been securitized under a secured financing agreement.

      Borrowers on the Company’s retail installment contracts are located primarily in Texas, Georgia, California, North Carolina, Florida, and Illinois.

      The accrual of interest income of $966 and $596 has been suspended on delinquent retail installment contracts as of December 31, 2003 and 2002, respectively.

DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Interest Related to Residual Certificates in Securitizations

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

      For retail installment contracts securitized prior to July 1, 2002, the Company retained servicing responsibilities and interests in the receivables in the form of residual certificates. As of December 31, 2003 and 2002, the Company was servicing $121,620 and $260,048, respectively, of auto receivables that had been securitized to certain special purpose financing trusts (the “Trusts”). Drive LP and Drive ABS have entered into an agreement whereby Drive LP receives all the economic benefits associated with the residual certificates and, conversely, assumes all the risks. Residual interests in securitizations are carried at estimated fair value (note 6).

      Beginning with transactions closed subsequent to July 1, 2002, the Company changed the structure of its securitization transactions to no longer meet the criteria for sale of retail installment contracts. Accordingly, following a securitization, the retail installment contracts and the related securitization debt remain on the consolidated balance sheets. The Company recognizes finance charges and fee income on the retail installment contract and interest expense on the debt issued in the securitization transaction, and records a provision for loan losses to cover probable future losses on the contracts. The Company securitized $485,999 and $200,001 of auto retail installment contracts under secured financings in 2003 and 2002, respectively. Additionally, the Company issued notes payable related to securitized retail installment contracts of $425,249 and $175,000 in 2003 and 2002, respectively.

      Residual certificates held by Drive ABS to which the Company receives all the economic benefits and risks (see note 2(b)) consist of the following at:

	December 31,

	2003	2002

Retained interest	$29,094	$63,202

      The residual certificates were valued at fair value using the following key assumptions.

	December 31,

	2003		2002

Discount rate	13.5%		13.5%
Prepayment speeds	12.5% – 18% CPR	*	11% – 20% CPR
Cumulative loss rates	17.13% – 20.95%		11.83% – 18.74%

          * Conditional Prepayment Rate

      SFAS 140 requires that the effect on the fair value of the retained interests of two adverse changes in each key assumption be independently calculated.

DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003 and 2002, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

	2003	2002

Balance sheet carrying value of retained interests:
Fair value	$29,094	$63,202
Prepayment speed assumption
Impact on fair value of 10% adverse change	(692)	(1,113)
Impact on fair value of 20% adverse change	(1,734)	(2,173)
Expected credit losses
Impact on fair value of 10% adverse change	(9,673)	(9,964)
Impact on fair value of 20% adverse change	(18,837)	(19,842)
Residual cash flows discount rate
Impact on fair value of 10% adverse change	(430)	(905)
Impact on fair value of 20% adverse change	(850)	(1,789)

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

      Expected static pool credit losses are as follows:

	Auto retail installment contracts securitized
Actual and projected
credit losses(%)	1999-2	F2000-1	D2000-1	2001-1	2001-2

December 31, 2003:
Actual date	—	—	16.76%	20.02%	17.61%
Projected	—	—	17.13%	20.60%	20.95%
December 31, 2002:
Actual date	11.21%	16.31%	13.33%	14.58%	9.53%
Projected	11.83%	17.37%	15.74%	18.74%	18.34%

DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accumulated Other Comprehensive Income

      The accumulated balance of other comprehensive income at December 31, 2003, 2002 and 2001 is as follows:

Accumulated
Other
Comprehensive
Income — Net
Unrealized Gains
(Losses) on
Residual Interest
in Securitizations

Ending balance at February 28, 2001	$4,157
Unrealized gains related to 2001 securitizations	6,163
Current period change	(4,727)
Reclassification adjustments for unrealized losses reclassified into income due to permanent impairment	(4,017)
Reclassification adjustment for unrealized losses reclassified into income due to the cumulative effect of change in accounting principle	783

Ending balance at December 31, 2001	2,359
Current period change	2,697
Reclassification adjustments for unrealized losses reclassified into income due to permanent impairment	(3,415)

Ending balance at December 31, 2002	1,641
Current period change	6,808
Reclassification adjustments for unrealized losses reclassified into income due to permanent impairment	(8,449)

Ending balance at December 31, 2003	$—

6.	Notes Payable

      The Company has a warehouse line of credit with BoS(USA), which provides borrowings up to $250,000. The Company’s obligation under this arrangement at December 31, 2003, is $178,000, which bears interest at Prime minus .75% (3.25% at December 31, 2003). At December 31, 2002 the Company’s obligation under this arrangement included $160,000, bearing interest at LIBOR plus 1% (2.43% at 2002) and $2,836, which bore interest at Prime minus 1.5% (2.75% at December 31, 2002). The debt is secured by $208,918 of the Company’s retail installment contracts and has been extended to February 28, 2005. The note payable contains various covenants, which the Company was fully in compliance with at December 31, 2003 and 2002.

      Effective September 6, 2001, the Company entered into a warehouse line of credit agreement with Variable Funding Capital Corporation, a subsidiary of Wachovia Corporation, which provided borrowings up to $100,000. The warehouse line obligation was zero at December 31, 2003. At December 31, 2002, the Company’s obligation under the arrangement was $58,100 and bore interest at a commercial paper rate (2.00% plus associated fees).

      The Company has a term loan with BoS(USA) with $2,910 outstanding at December 31, 2003 and $14,100 outstanding at December 31, 2002. At December 31, 2003, the Company’s obligation under this arrangement bears interest at LIBOR plus 1% (2.15%). The Company’s obligation under this arrangement at December 31, 2002, included $10,000, which bore interest at LIBOR plus 1% (2.47%) and $4,100, which bore

DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest at LIBOR plus 1% (2.42%). The loan matures on March 31, 2004 and the outstanding balance will be paid off at maturity. Residual interests in securitization transactions secure the loan.

7.	Notes Payable Related to Securitized Retail Installment Contracts

      Notes payable related to securitized retail installment contracts structured as a secured financing with a third party were $451,268 and $152,245 at December 31, 2003 and 2002, respectively. The principal and interest on these notes are paid using the cash flows from the underlying retail installment contracts which serve as collateral for the notes. Accordingly, the timing of the principal payments on these notes is dependent on the payments received on the underlying retail installment contracts which back the notes. The average interest rate and contractual maturity on these notes were as follows:

December 31,
2003

1.09%; final maturity 2004	$10,024
2.73%; final maturity 2005	9,441
2.05%; final maturity 2006	211,394
2.20%; final maturity 2007	85,000
3.42%; final maturity 2008	67,409
2.50%; final maturity 2009	68,000

451,268
Less unamortized debt issuance costs	(2,420)

Notes payable related to securitized retail installment contracts, net of unamortized debt issuance costs	$448,848

December 31,
2002

1.87%; final maturity 2003	$12,409
2.73%; final maturity 2005	58,343
3.68%; final maturity 2006	48,333
4.09%; final maturity 2008	33,160

152,245
Less unamortized debt issuance costs	(859)

Notes payable related to securitized retail installment contracts, net of unamortized debt issuance costs	$151,386

8.	Subordinated Capital Note

      The Company has a note payable to BOS(USA), for $54,000 and $48,000 at December 31, 2003 and 2002, which bears interest at a predefined rate of 16%. The note allows borrowings up to $65,000 and matures February 15, 2006. This note is subordinate to all other obligations of the Company. At December 31, 2003, there was no required amortization of the debt.

DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Securitization Activity

      The table below summarizes the cash flows received from securitization trusts during the following periods:

	December 31,	December 31,	December 31,
	2003	2002	2001

Gross proceeds from new securitizations	$425,249	$175,000	$357,698
Servicing fees received	5,556	11,739	9,344
Cash flows received on subordinated holdings	13,154	10,357	21,846
Cash received upon release from reserve accounts	24,965	6,316	7,609

Total cash received from securitization trusts	$468,924	$203,412	$396,497

      Substantially all of the proceeds from new securitizations were used to reduce borrowings on the warehouse line of credit.

      For the period ended December 31, 2001, the Company recognized $39,033 of gains on sales of retail installment contracts. There were no transactions treated as sales in 2003 and 2002.

      During 2003, the Company exercised early purchase options on the 1999-2 and 2000-1A securitizations. The receivables were recorded at a fair value of $8,638.

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

      The table below summarizes delinquencies at December 31, 2003 and 2002, and historical losses for the years ended December 31, 2003 and 2002:

	Principal	% of total		% of total
	amount of	managed		managed
	retail	retail	Delinquent	retail
	installment	installment	principal over	installment
	contracts	contracts	sixty days	contracts

December 31, 2003:
Retail installment contracts:
Owned	$208,918	25%	$3,213	0.39%
Pledged	500,295	60%	14,720	1.77%
Securitized	121,620	15%	4,661	0.56%

Total managed retail installment contracts	$830,833	100%	$22,594	2.72%

DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Average
	balance of
	retail	Credit
	installment	losses — (net
	contracts	of recoveries)

December 31, 2003:
Retail installment contracts:
Owned	$192,481	$11,851
Pledged	398,205	37,732
Securitized	178,805	28,347

Total managed retail installment contracts	$769,491	$77,930

	Principal	% of total		% of total
	amount of	managed		managed
	retail	retail	Delinquent	retail
	installment	installment	principal over	installment
	contracts	contracts	sixty days	contracts

December 31, 2002:
Retail installment contracts:
Owned	$253,208	37%	$4,599	0.68%
Pledged	165,741	24%	5,719	0.84%
Securitized	260,048	38%	10,955	1.61%

Total managed retail installment contracts	$678,997	100%	$21,273	3.13%

	Average
	balance of
	retail	Credit
	installment	losses — (net
	contracts	of recoveries)

December 31, 2002:
Retail installment contracts:
Owned	$172,101	$10,769
Pledged	184,497	9,214
Securitized	354,284	46,349

Total managed retail installment contracts	$710,882	$66,332

DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Leases

      The Company has obligations under various lease agreements for computer equipment and office furniture with multiple equipment lease schedules. The leases are classified as capital leases. The total future minimum rental payments are included in the future minimum rental payments schedule below.

      Future minimum rental payments under capital leases together with the present value of minimum lease payments at December 31, 2003 are as follows:

Year ending December 31:
2004	$171
2005	124
2006	69

Total minimum lease payments	364

Less amounts representing interest	59

Present value of minimum lease payments	$305

      The Company has entered into various operating leases, primarily for office space and certain equipment. Lease expense incurred during the periods ended December 31, 2003, 2002, and 2001 totaled $3,074, $2,959 and $840, respectively. The remaining obligations under the lease commitments are as follows at December 31, 2003:

Year ending December 31:
2004	$2,816
2005	2,566
2006	552
2007	189
2008	184

11.	Commitments and Contingencies

      In connection with the sale of retail installment contracts through securitizations, the Company has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold. As of December 31, 2003 and 2002, the Company had no repurchase requests outstanding. In the opinion of management, the potential exposure or other recourse obligations related to the Company’s retail installment contract sales agreements will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

      The Company has letters of credit issued by Bank of Scotland (note 12) totaling $47,650 and $24,250 at December 31, 2003 and 2002, respectively, of which none has been drawn. The letters of credit are collateral for the Drive 2000-1, 2001-1, 2001-2, 2002-1, 2003-1 and 2003-2 Securitization Reserves and an IBM Credit Corporation operating lease. The letters of credit expire at various dates through July 16, 2004. Effective February 19, 2004, the Company’s letter of credit facility agreement with Bank of Scotland was amended to extend the commitment termination date to February 28, 2005.

      Periodically, the Company is party to or otherwise involved in legal proceedings arising in the normal course of business. The Company does not believe that there are any proceedings threatened or pending, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations, or liquidity of the Company.

DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Related-Party Transactions

      The Company has the aforementioned subordinated capital note payable to BOS(USA) totaling $54,000 and $48,000 at December 31, 2003 and 2002, respectively (see note 8). Interest costs incurred on such subordinated capital note payable totaled $8,725, $6,169 and $2,564 for the periods ended December 31, 2003, 2002, and 2001, respectively.

      Additionally, the Company has letters of credit issued by Bank of Scotland, as discussed in note 11. Fees associated with these letters totaled $3,248, $997 and $65 during 2003, 2002 and 2001, respectively. Interest costs incurred in connection with other debt with BOS(USA) totaled $7,134, $5,880, and $5,115 for the periods ended December 31, 2003, 2002, and 2001, respectively (see note 6).

13.	Financial Instruments

      SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of its financial instruments. Fair value, estimates, methods, and assumptions are set forth below.

(a)	Cash and Cash Equivalents

      The carrying amount of cash and cash equivalents approximated fair value at December 31, 2003 and 2002 due to the short maturity of these instruments.

(b)	Retail Installment Contracts

      Retail installment contracts are carried at amortized cost at December 31, 2003 and 2002. Retail installment contracts were carried at lower of cost or market value in aggregate at December 31, 2001. The estimated fair value is calculated by using estimated fair values from securitizations of the contracts and discounting projected cash flows using estimated market discount rates that reflect the credit and interest rate risks inherent in the assets at December 31, 2003 and 2002. The carrying value of the retail installment contracts was $623,389 and $367,520 at December 31, 2003 and 2002, respectively. The estimated fair value of the retail installment contracts was $674,000 and $398,000 at December 31, 2003 and 2002, respectively.

(c)	Notes Payable and Subordinated Capital Note

      The fair value of the Company’s notes payable related to securitized retail installment contracts were $454,980 and $155,393 at December 31, 2003 and 2002, respectively. The fair value of such notes is estimated using discounted cash flow analysis, based on the rate currently being offered for similar transactions with similar credit risks.

      The carrying amount of subordinated capital note at December 31, 2003 and 2002, approximate the fair value. Management believes that the repayment term for similar rate financial instruments with similar credit risks and the stated interest rates at December 31, 2003 and 2002, approximate the market terms for similar credit instruments.

      The fair value of the variable rate warehouse lines of credits is equal to the carrying value as the effective variable rates are considered to be the market rate.

14.	Employee Benefit Plans

      The Company sponsors a defined contribution plan offered to substantially all salaried employees. Employees participating in the plan may contribute up to 15% of their base salary, subject to federal limitations on absolute amounts contributed. The Company will match up to 6% of their base salary, with

DRIVE FINANCIAL SERVICES LP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

matching contributions of 50% of employee contributions. The total amount contributed by the Company for the periods ended December 31, 2003, 2002, and 2001 was $502, $364, and $210, respectively.

15.	New Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements Nos. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. On January 1, 2003, the Company adopted the recognition and measurement provisions of FIN 45, with no material effect on the Company’s consolidated financial statements. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002. The Company has disclosed its potential guarantees related to this Interpretation in note 11.

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities, and noncontrolling interest of the VIE.

      The Company enters into transactions or has contractual relationships with various legal entities that are commonly referred to as variable interest entities. Certain of these entities, and where applicable, the assets sold to them by the Company, are not included in the Company’s consolidated balance sheets. The Company may have certain relationships with these entities, including servicer of the assets held by the entity. In addition, the Company may retain certain interests in these entities, which are recognized on the consolidated balance sheet. The Company does not believe it would be required to consolidate these entities as it does not hold any other variable interests as of December 31, 2003.

MINNTEX INVESTMENT PARTNERS LP

(A Texas Limited Partnership)

FINANCIAL STATEMENTS

December 31, 2003 and 2002
(With Independent Auditors’ Report Thereon)

INDEPENDENT AUDITORS’ REPORT

The Partners

MinnTex Investment Partners LP:

      We have audited the accompanying balance sheets of MinnTex Investment Partners LP (a Texas limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, changes in partners’ capital, and cash flows for the year ended December 31, 2003 and for the period March 11, 2002 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MinnTex Investment Partners LP as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 and for the period March 11, 2002 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Dallas, Texas

February 13, 2004

MINNTEX INVESTMENT PARTNERS LP

(A Texas Limited Partnership)

BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

	(In thousands)
ASSETS
Cash	$1,053	$1,603
Portfolio Asset, net (note 3)	477	2,130

	$1,530	$3,733

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities	$14	$12
Service fees payable — affiliate (note 4)	98	152

Liabilities	112	164
Partners’ capital	1,418	3,569

	$1,530	$3,733

See accompanying notes to financial statements.

MINNTEX INVESTMENT PARTNERS LP

(A Texas Limited Partnership)

STATEMENTS OF OPERATIONS

The Year Ended December 31, 2003 and the Period March 11, 2002
(date of inception) through December 31, 2002

	2003	2002

	(In thousands)
Proceeds from resolution of Portfolio Asset	$14,294	$16,655
Cost of Portfolio Asset resolved	1,653	9,292

Gain on resolution of Portfolio Asset	12,641	7,363
Interest expense — affiliate (note 4)	—	(201)
General, administrative, and operating expenses (note 4)	(1,462)	(1,773)
Other income	5	8

Net income	$11,184	$5,397

See accompanying notes to financial statements.

MINNTEX INVESTMENT PARTNERS LP

(A Texas Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

The Year Ended December 31, 2003 and the Period March 11, 2002
(date of inception) through December 31, 2002

	General	Limited Partners
	Partner
		FirstCity	CFSC
	MinnTex	Holdings of	Capital	Lenders
	GP Corp.	Minnesota	Corp. II	Trust	Total

	(In thousands)
Inception Date March 11, 2002	$—	$—	$—	$—	$—
Contributions	39	1,264	1,264	1,264	3,831
Distributions	(58)	(1,867)	(1,867)	(1,867)	(5,659)
Net income	54	1,781	1,781	1,781	5,397

Balance at December 31, 2002	35	1,178	1,178	1,178	3,569
Distributions	(132)	(4,401)	(4,401)	(4,401)	(13,335)
Net income	111	3,691	3,691	3,691	11,184

Balance at December 31, 2003	$14	$468	$468	$468	$1,418

See accompanying notes to financial statements.

MINNTEX INVESTMENT PARTNERS LP

(A Texas Limited Partnership)

STATEMENTS OF CASH FLOWS

The Year Ended December 31, 2003 and the Period March 11, 2002
(date of inception) through December 31, 2002

	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$11,184	$5,397
Adjustments to reconcile net income to net cash provided by operating activities:
Purchase of Portfolio Asset	—	(11,422)
Gain on resolution of Portfolio Asset	(12,641)	(7,363)
Proceeds from resolution of Portfolio Asset	14,294	16,655
Increase (decrease) in service fees payable — affiliate	(54)	152
Increase in accounts payable and accrued liabilities	2	12

Net cash provided by operating activities	12,785	3,431

Cash flows from financing activities:
Borrowing on long-term debt — affiliate	—	8,939
Repayment of long-term debt — affiliate	—	(8,939)
Capital contributions	—	3,831
Capital distributions	(13,335)	(5,659)

Net cash used in financing activities	(13,335)	(1,828)

Net increase (decrease) in cash	(550)	1,603
Cash, beginning of period	1,603	—

Cash, end of period	$1,053	$1,603

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$201

See accompanying notes to financial statements.

MINNTEX INVESTMENT PARTNERS LP

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

(Dollars in thousands)

1.	Organization and Partnership Agreement

      MinnTex Investment Partners LP, a Texas limited partnership (the Partnership), was formed to acquire, hold, and dispose of the loan pool purchased from a nongovernmental agency seller, pursuant to certain purchase agreements. The Partnership began operations on March 11, 2002 and is scheduled to terminate on December 31, 2022.

      Net income or loss is credited or charged to the partners’ capital accounts in proportion to their respective capital account balances.

      The partnership and other agreements governing the Partnership’s affairs provide for certain preferences as to the distribution of cash flows from the Partnership. Proceeds from disposition of and payments received on the purchased loan pool are allocated in the following order, (1) to pay for tax and insurance escrow, (2) to pay fees payable under custodial and lockbox agreements, (3) to pay accrued interest on the notes payable, (4) to pay late charges, fees, and expenses, if any, on the notes payable, (5) to pay protective advances, if any, (6) to replenish an operating reserve, (7) to pay a servicing fee to FirstCity Servicing Corporation (FirstCity), an affiliate of a limited partner, (8) to pay shortfall amounts from prior month disbursements of items (1) through (7), (9) to pay principal on the notes payable, and (10) return of partners’ capital.

2.	Summary of Significant Accounting Policies

(a)	Portfolio Asset

      The Partnership acquires and resolves a portfolio of performing and nonperforming loans to small businesses that are unsecured (“Portfolio Asset”). Accounting for the Portfolio Asset is on a pool basis as opposed to an individual asset-by-asset basis. At December 31, 2003 and 2002, the Portfolio Asset was designated as nonperforming as described more fully below.

      The Partnership’s Portfolio Asset is designated as nonperforming unless a majority of all of the loans in the pool are being repaid in accordance with the contractual terms of the underlying loan agreements. Such designation is made at the acquisition of the pool and does not change even though the actual mix of the loans may change. The pool is acquired on the basis of an evaluation of the timing and amount of cash flow expected to be derived from borrower payments on the loans. The carrying value of the nonperforming Portfolio Asset was $477 and $2,130 at December 31, 2003 and 2002, respectively.

      A nonperforming Portfolio Asset is purchased at a substantial discount from its outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the adjusted cost of the nonperforming Portfolio Asset is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified. No valuation allowance was required at December 31, 2003 or 2002.

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

NOTES TO FINANCIAL STATEMENTS —  (Continued)

(b)	Income Taxes

      Under current Federal laws, partnerships are not subject to income taxes; therefore, no taxes are reflected in the accompanying financial statements. For tax purposes, income or loss is included in the individual tax returns of the partners.

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

3.	Portfolio Assets

      The Portfolio Assets (note 2) at December 31, 2003 is summarized as follows:

	2003	2002

Loans:
Borrowers’ obligations on outstanding balance of:
Performing loans	$11,052	$21,457
Nonperforming loans	35,518	37,940

	46,570	59,397
Discount required to reflect the Portfolio Asset at unamortized cost	(46,093)	(57,267)

Portfolio Assets, net	$477	$2,130

4.	Transactions With Affiliates

      During March 2002, the Partnership borrowed $8,939 from CFSC Capital Corp. XXX (an affiliate of a limited partner) on a senior collateralized promissory note payable. In August 2002, the Partnership paid off the senior collateralized promissory note payable to CFSC Capital Corp. XXX. Interest expense totaled $201 on such note during 2002.

      Under the terms of a servicing agreement, FirstCity receives a servicing fee based on proceeds from resolution of Portfolio Asset, for processing transactions on the Portfolio Asset and for conducting settlement and sale negotiations. Included in general, administrative, and operating expenses in the accompanying statement of operations is $1,429 and $1,666 in servicing fees incurred in 2003 and 2002, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.     Controls and Procedures

      The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

      There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item with respect to the Company’s directors and executive officers is incorporated by reference from the Company’s definitive proxy statement pertaining to the 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”).

Item 11. Executive Compensation

      This information is incorporated by reference to the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      This information is incorporated by reference to the Company’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      This information is incorporated by reference to the Company’s Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      This information is incorporated by reference to the Company’s Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)1. Financial Statements

      The consolidated financial statements of FirstCity, the combined financial statements of the WAMCO Partnerships (Acquisition Partnerships), the consolidated financial statements of Drive Financial Services LP and the financial statements of MinnTex Investment Partners L.P. are incorporated herein by reference to Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

      2. Financial Statement Schedules

      Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in Item 8, “Financial Statements and Supplementary Data.”

      3. Exhibits

Exhibit
Number		Description of Exhibit

2.1	—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
2.2	—	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
4.1	—	Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).
9.1	—	Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).
10.1	—	Note Agreement, dated as of June 6, 1997, among Bosque Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque Investment Realty Partners, L.P. and Bankers Trust Company of California, N.A. (incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.2	—	Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).
10.3	—	First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).
10.4	—	Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.34 of the Company’s Form 10-Q dated August 16, 1999, filed with the Commission on August 16, 1999).
10.5	—	Amended and Restated Loan Agreement, dated December 20, 1999, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 22, 1999, filed with the Commission on December 28, 1999.
10.6	—	Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein by reference to Exhibit 10.40 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
10.7	—	Contribution and Assumption Agreement by and between Consumer Corp. and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.41 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
10.8	—	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

Exhibit
Number			Description of Exhibit

10.9		—	Second Amendment to Amended and Restated Loan Agreement, dated December 20, 1999, by and among the Company, as borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
10.10		—	Receivables Financing Agreement, dated August 18, 2000, among Drive BOS LP, Drive Financial Services LP, each Lender, IPA Inc. and Wells Fargo Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.44 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.11		—	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.12		—	Second Amendment, dated as of February 16, 2001, to the Receivables Financing Agreement, dated as of August 18, 2000, among Drive BOS LP, Drive Financial Services LP the Lenders party thereto, IPA Incorporated and Wells Fargo Bank Minnesota, NA (incorporated herein by reference to Exhibit 10.46 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.13		—	Subordinate Capital Loan Agreement, dated as of February 16, 2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and IFA Incorporated (incorporated herein by reference to Exhibit 10.47 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.14		—	Amended and Restated Amendment #4 (Option and Option Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 18, 2002, filed with the Commission on January 18, 2002).
10.15		—	Letter Agreement, dated November 26, 2002, between FirstCity Consumer Lending Corporation and The Governor and Company of the Bank of Scotland, including Form of Promissory Note to be executed by FirstCity Consumer Lending Corporation, payable to The Governor and Company of the Bank of Scotland. (incorporated herein by reference to Exhibit 99(d)(5) of the Company’s Form SC TO-I/ A dated November 27, 2002, filed with the Commission on November 27, 2002).
10.16		—	Amended and Restated Loan Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.16 of the Company’s Form 10-K dated April 15, 2003).
10.17		—	Term Loan and Revolving Credit Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-K dated April 15, 2003).
21	.1*	—	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 of the Company’s Form 10-K/ A for dated October 21, 2002, filed with the Commission on October 21, 2002).
23	.1*	—	Consent of KPMG LLP.
23	.2*	—	Consent of KPMG LLP.
23	.3*	—	Consent of KPMG LLP.
23	.4*	—	Consent of KPMG LLP.
31	.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number			Description of Exhibit

32	.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Annual Report on Form 10-K for the year ended December 31, 2003.
32	.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Annual Report on Form 10-K for the year ended December 31, 2003.

*	Filed herewith.

      (b) Reports on Form 8-K

      None filed.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION

By:	/s/ JAMES T. SARTAIN

James T. Sartain
President and Chief Executive Officer

March 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES R. HAWKINS James R. Hawkins	Chairman of the Board and Director	March 30, 2004

/s/ JAMES T. SARTAIN James T. Sartain	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004

/s/ J. BRYAN BAKER J. Bryan Baker	Senior Vice President and Chief Financial Officer (Principal financial officer)	March 30, 2004

/s/ C. IVAN WILSON C. Ivan Wilson	Vice Chairman of the Board and Director	March 30, 2004

/s/ RICHARD E. BEAN Richard E. Bean	Director	March 30, 2004

/s/ ROBERT E. GARRISON Robert E. Garrison	Director	March 30, 2004

/s/ DANE FULMER Dane Fulmer	Director	March 30, 2004

/s/ JEFFERY D. LEU Jeffery D. Leu	Director	March 30, 2004

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2.1	—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
2.2	—	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
4.1	—	Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).
9.1	—	Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).
10.1	—	Note Agreement, dated as of June 6, 1997, among Bosque Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque Investment Realty Partners, L.P. and Bankers Trust Company of California, N.A. (incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.2	—	Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).
10.3	—	First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).
10.4	—	Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.34 of the Company’s Form 10-Q dated August 16, 1999, filed with the Commission on August 16, 1999).
10.5	—	Amended and Restated Loan Agreement, dated December 20, 1999, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 22, 1999, filed with the Commission on December 28, 1999).
10.6	—	Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein by reference to Exhibit 10.40 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
10.7	—	Contribution and Assumption Agreement by and between Consumer Corp. and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.41 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
10.8	—	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
10.9	—	Second Amendment to Amended and Restated Loan Agreement, dated December 20, 1999, by and among the Company, as borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

Exhibit
Number			Description of Exhibit

10.10		—	Receivables Financing Agreement, dated August 18, 2000, among Drive BOS LP, Drive Financial Services LP, each Lender, IPA Inc. and Wells Fargo Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.44 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.11		—	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.12		—	Second Amendment, dated as of February 16, 2001, to the Receivables Financing Agreement, dated as of August 18, 2000, among Drive BOS LP, Drive Financial Services LP the Lenders party thereto, IPA Incorporated and Wells Fargo Bank Minnesota, NA (incorporated herein by reference to Exhibit 10.46 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.13		—	Subordinate Capital Loan Agreement, dated as of February 16, 2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and IFA Incorporated (incorporated herein by reference to Exhibit 10.47 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.14		—	Amended and Restated Amendment #4 (Option and Option Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 18, 2002, filed with the Commission on January 18, 2002).
10.15		—	Letter Agreement, dated November 26, 2002, between FirstCity Consumer Lending Corporation and The Governor and Company of the Bank of Scotland, including Form of Promissory Note to be executed by FirstCity Consumer Lending Corporation, payable to The Governor and Company of the Bank of Scotland. (incorporated herein by reference to Exhibit 99(d)(5) of the Company’s Form SC TO-I/A dated November 27, 2002, filed with the Commission on November 27, 2002).
10.16		—	Amended and Restated Loan Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.16 of the Company’s Form 10-K dated April 15, 2003).
10.17		—	Term Loan and Revolving Credit Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-K dated April 15, 2003).
21	.1*	—	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 of the Company’s Form 10-K/A for dated October 21, 2002, filed with the Commission on October 21, 2002).
23	.1*	—	Consent of KPMG LLP.
23	.2*	—	Consent of KPMG LLP.
23	.3*	—	Consent of KPMG LLP.
23	.4*	—	Consent of KPMG LLP.
31	.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Annual Report on Form 10-K for the year ended December 31, 2003.
32	.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Annual Report on Form 10-K for the year ended December 31, 2003.