Form 10-Q
period 2004-03-31
FIRSTCITY FINANCIAL CORP
filed 2004-05-14
CIK 828678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004 or

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

     The number of shares of common stock, par value $.01 per share, outstanding at May 6, 2004 was 11,224,937.

TABLE OF CONTENTS

PART I
Item 1. Financial Statements
FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
WAMCO PARTNERSHIPS
Combined Financial Statements
WAMCO PARTNERSHIPS
COMBINED BALANCE SHEETS
WAMCO PARTNERSHIPS
COMBINED STATEMENTS OF OPERATIONS
WAMCO PARTNERSHIPS
COMBINED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
WAMCO PARTNERSHIPS
COMBINED STATEMENTS OF CASH FLOWS
WAMCO PARTNERSHIPS
NOTES TO COMBINED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
5th Amend. to Term Loan & Revolving Credit Agmt.
Separation Agreement - G. Stephen Fillip
Consultant Agreement - G. Stephen Fillip
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO pursuant to Section 906
Certification of CFO pursuant to Section 906

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,753	$2,745
Portfolio Assets, net	6,998	4,525
Loans receivable from Acquisition Partnerships held for investment	15,849	17,313
Equity investments	75,106	73,146
Deferred tax asset, net	20,101	20,101
Service fees receivable from affiliates	1,320	1,390
Other assets, net	9,056	6,769
Net assets of discontinued operations	5,882	6,150

Total Assets	$137,065	$132,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable to affiliates	$82,994	$88,628
Notes payable other	4,912	2,432
Preferred stock subject to mandatory redemption, including accumulated dividends in arrears of $1,260 and $1,193 at March 31, 2004 and December 31, 2003, respectively, (par value $.01; redemption value of $21 per share; 2,000,000 shares authorized; 126,291 shares issued and outstanding	3,912	3,846
Minority interest	4,958	3,972
Other liabilities	7,391	4,292

Total Liabilities	104,167	103,170
Commitments and contingencies (note 10) Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued and outstanding: 11,224,937 and 11,193,687, respectively)	112	112
Paid in capital	99,260	99,168
Accumulated deficit	(69,074)	(73,923)
Accumulated other comprehensive income	2,600	3,612

Total Stockholders’ Equity	32,898	28,969

Total Liabilities and Stockholders’ Equity	$137,065	$132,139

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Servicing fees from affiliates	$3,032	$3,507
Gain on resolution of Portfolio Assets	75	695
Equity in earnings of investments	9,212	2,091
Interest income from affiliates	444	915
Interest income — other	85	188
Other income	1,338	362

Total revenues	14,186	7,758
Expenses:
Interest and fees on notes payable to affiliates	2,529	1,891
Interest and fees on notes payable — other	69	62
Interest on shares subject to mandatory redemption	66	—
Salaries and benefits	4,077	3,496
Provision for loan and impairment losses	—	34
Occupancy, data processing, communication and other	1,452	1,994

Total expenses	8,193	7,477
Earnings from continuing operations before income taxes and minority interest	5,993	281
Provision for income taxes	(112)	(121)

Earnings from continuing operations before minority interest	5,881	160
Minority interest	(1,032)	(179)

Earnings (loss) from continuing operations	4,849	(19)
Loss from discontinued operations	—	—

Net earnings (loss)	4,849	(19)
Accumulated preferred dividends in arrears	—	(66)

Net earnings (loss) to common stockholders	$4,849	$(85)

Basic earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations	$.43	$(0.01)
Discontinued operations	—	—
Net earnings (loss) to common stockholders	$.43	$(0.01)
Weighted average common shares outstanding	11,198	11,202
Diluted earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations	$.41	$(0.01)
Discontinued operations	—	—
Net earnings (loss) to common stockholders	$.41	$(0.01)
Weighted average common shares outstanding	11,792	11,202

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(Dollars in thousands)
(Unaudited)

					Accumulated
	Number of				Other	Total
	Common	Common	Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Capital	Deficit	Income	Equity
Balances, December 31, 2002	11,195,076	$112	$98,934	$(82,977)	$2,683	$18,752
Issuance of common stock in exchange for redeemable preferred stock	8,200	—	75	—	—	75
Issuance of shares through employee stock purchase plan	1,395	—	3	—	—	3
Exercise of common stock options	6,250	—	12	—	—	12
Refund of unconverted common stock	(17,234)	—	144	—	—	144
Comprehensive income:
Net earnings for 2003	—	—	—	9,187	—	9,187
Foreign currency items	—	—	—	—	2,157	2,157
Unrealized net loss on securitization	—	—	—	—	(1,228)	(1,228)

Total comprehensive income						10,116

Preferred dividends	—	—	—	(133)	—	(133)

Balances, December 31, 2003	11,193,687	112	99,168	(73,923)	3,612	28,969
Exercise of common stock options	31,250	—	92	—	—	92
Comprehensive income:
Net earnings for the first three months of 2004	—	—	—	4,849	—	4,849
Foreign currency items	—	—	—	—	(1,034)	(1,034)
Unrealized net gain on securitization	—	—	—	—	22	22

Total comprehensive income						3,837

Balances, March 31, 2004	11,224,937	$112	$99,260	$(69,074)	$2,600	$32,898

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$4,849	$(19)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Proceeds from resolution of Portfolio Assets	249	3,003
Gain on resolution of Portfolio Assets	(75)	(695)
Purchase of Portfolio Assets and loans receivable, net	(2,717)	—
Provision for loan and impairment losses	—	34
Equity in earnings of investments	(9,212)	(2,091)
Proceeds from performing Portfolio Assets and loans receivable, net	1,909	971
Capitalized interest and costs on Portfolio Assets and loans receivable	(48)	(84)
Depreciation and amortization	205	192
(Increase) decrease in service fees receivable from affiliate	70	(289)
(Increase) decrease in other assets	(175)	31
Change in estimated notes payable to affiliates	(759)	—
Increase in other liabilities	1,263	157

Net cash provided by (used in) operating activities	(4,441)	1,210

Cash flows from investing activities:
Property and equipment, net	(106)	(441)
Contributions to Acquisition Partnerships and Servicing Entities	(397)	(75)
Distributions from Acquisition Partnerships and Servicing Entities	6,987	4,892

Net cash provided by investing activities	6,484	4,376

Cash flows from financing activities:
Borrowings under notes payable to affiliates	1,395	500
Borrowing under notes payable — other	2,664	—
Payments of notes payable to affiliates	(6,270)	(6,493)
Payments of notes payable — other	(184)	(609)
Payments for tender of redeemable preferred stock	—	(50)
Proceeds from issuance of common stock	92	1

Net cash used in financing activities	(2,303)	(6,651)

Net cash used in continuing operations	(260)	(1,065)
Net cash provided by (used in) discontinued operations	268	(184)

Net increase (decrease) in cash and cash equivalents	$8	$(1,249)
Cash and cash equivalents, beginning of period	2,745	4,118

Cash and cash equivalents, end of period	$2,753	$2,869

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,391	$1,607
Income taxes	79	222
Non-cash financing activities:
Dividends accumulated and not paid on preferred stock	66	66
Balance of redeemable preferred stock and associated dividends relinquished in recapitalization transaction	—	74

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004
(Dollars in thousands, except per share data)

(1) Basis of Presentation, Earnings (Loss) per Common Share and Stock-Based Compensation

     FirstCity Financial Corporation (the “Company” or “FirstCity”) is a financial services company with offices throughout the United States and Mexico, with a presence in France. At December 31, 2003, the Company was engaged in two principal reportable segments: (i) portfolio asset acquisition and resolution and (ii) consumer lending through the Company’s minority investment in Drive Financial Services LP (“Drive”).

     The unaudited consolidated financial statements of FirstCity Financial Corporation (“FirstCity” or the “Company”) reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at March 31, 2004, and its results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003.

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

     The effects of any common stock equivalents are antidilutive for the first quarter of 2003 due to the net loss for the period; therefore, diluted loss per common share is reported the same as basic loss per common share for that period.

     At March 31, 2004, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the following table represents the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months
	Ended
	March 31,
	2004	2003
Net earnings (loss) to common stockholders, as reported	$4,849	$(85)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(21)	(49)

Pro forma net earnings (loss) to common stockholders	$4,828	$(134)

Net earnings (loss) per common share:
Basic — as reported	$0.43	$(0.01)

Basic — pro forma	$0.43	$(0.01)

Diluted — as reported	$0.41	$(0.01)

Diluted — pro forma	$0.41	$(0.01)

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Restructure, Liquidity and Capital Resources

     Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to entities formed to acquire Portfolios (“Acquisition Partnerships”), retirement of and interest on preferred stock, and other investments by FirstCity. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt and dividends from the Company’s subsidiaries, borrowings from revolving lines of credit and other credit facilities, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

     In December 2002, FirstCity completed a recapitalization in which holders of redeemable preferred stock, par value $.01 per share, (“New Preferred Stock”) exchanged 1,092,210 shares of New Preferred Stock for 2,417,388 shares of common stock and $10.5 million in cash. As a result, common equity was increased by $18.9 million. During the first quarter of 2003, 4,400 shares of New Preferred Stock were redeemed for 8,200 shares of common stock and $50,000 in cash. FirstCity also recorded a $4 million gain in December 2002 from the release of its guaranty of Drive’s indebtedness to BoS(USA) Inc. (“BoS(USA)”). BoS(USA)’s warrant to purchase 1,975,000 shares of non-voting common stock was cancelled. FirstCity also acquired the minority interest in FirstCity Holdings Corporation held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity, by issuing 400,000 shares of common stock of the Company and a note payable, to be periodically redeemed by the Company for an aggregate of up to $3.2 million out of certain cash collections from servicing income from Portfolios in Mexico. FirstCity valued the loans at the inception date using an imputed interest rate of 4.56% based on the Company’s cost of funds on that date. During the first quarter of 2004, the Company reduced the estimated carrying value of these loans based on an imputed interest rate of 6.94% and revised cash flow projections. FirstCity recorded the change in estimate of $.8 million to other income. At March 31, 2004, these notes had a combined balance of $.5 million and mature in December 2011. The Company evaluates the contingent amount of these outstanding notes on a quarterly basis and will make adjustments to the estimated liability as changes in estimated cash flows supporting these notes change.

     As a part of the recapitalization, BoS(USA) provided a non-recourse loan in the amount of $16 million to FirstCity, which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity’s debt to the Bank of Scotland (together with BoS(USA), the “Senior Lenders”). The $16 million loan is secured by a 20% interest in Drive (64.51% of FirstCity’s remaining 31% interest in Drive) and other assets of Consumer Lending Corporation (“Consumer Corp.”) as are necessary and only to the extent to allow the Senior Lenders to realize the security interest in the 20% interest in Drive. In connection with the $16 million loan, the Company agreed to pay a contingent fee to BoS (USA) Inc. equal to 20% of all amounts received by the Company upon any sale of the Company’s 20% interest in Drive or any receipt of distributions from Drive related to the 20% ownership interest, once such payments exceed $16 million in the aggregate. During the first quarter of 2004, the Company recorded $.8 million of additional interest expense related to the contingent fee. The Company currently estimates that additional interest expense will be recognized in the amount of $160,000 per quarter through December 2007. This additional interest expense currently has no impact on the Company’s cash flow. The payment of the interest and any gain or income resulting from any sale or distribution will not be recognized until a sale occurs or distribution is received. The Company has no present plans to sell any interest in Drive and does not anticipate that any distributions will be made from Drive in the near future that would result in an obligation to pay a contingent fee.

     In connection with the recapitalization, the Senior Lenders refinanced the remainder of the Company’s debt facilities ($40 million outstanding at March 31, 2004). The Senior Lenders also provided new financing to FirstCity, with a total commitment of up to $59 million, consisting of (a) a $5 million revolving credit loan and (b) an acquisition term loan in an amount up to $54 million. The aggregate amount of outstanding loans under the total commitment by the Senior Lenders for the refinancing and the new financing at any time may not exceed $77 million. Effective as of March 31, 2004, the Company and the Senior Lenders amended the acquisition term loan facility providing for a total amount of term loans to be made up to $54 million in the aggregate to (i) make it into a revolving loan facility providing for a maximum principal balance of loans outstanding at any time of $45 million, (ii) allow loans to be made in Euros up to a maximum amount in Euros that is equivalent to $22.5 million U.S. dollars, (iii) allow loans to be made for acquisition of Portfolio Assets originated outside the United States of up to $22.5 million, (iv) provide for an interest rate of Libor plus 3.75%, (v) provide for the commitment commission to increase from 0.25% to 0.375%, (vi) provide for distribution of 35% of collections from Asset Portfolios to the Company, provided that the aggregate outstanding principal balances of all loans under the facility does not exceed 65% of the total equity interests in Acquisition Partnerships pledged to secure the acquisition facility, and (vii) provide for other modifications that would facilitate the use of the acquisition facility in the United States and other countries. The amended facility continues to provide that the aggregate amount of all outstanding loans under the loan facilities refinanced with the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Lenders in December 2002 ($40 million outstanding at March 31, 2004) and the amended acquisition facility and the related $5 million revolving loan are limited to $77 million.

     BoS(USA) has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares under certain specific situations to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock. The warrant will expire on August 31, 2010, if it is not exercised prior to that date.

     In the third quarter of 1999, dividends on the Company’s New Preferred Stock were suspended. At March 31, 2004, accumulated dividends in arrears on New Preferred Stock totaled $1.3 million, or $9.98 per share. Since the Company failed to pay quarterly dividends for six consecutive quarters, the holders of New Preferred Stock are entitled to exercise their right to elect two directors to the Company’s Board until cumulative dividends have been paid in full. To exercise this right, the holders of the New Preferred Stock must follow certain prescribed actions set forth in the Certificate of Designations of the Company’s New Preferred Stock. To date, the holders of the New Preferred Stock have not exercised this right. Dividends on outstanding shares of New Preferred Stock of FirstCity will be restricted until the Tranche II term loan is paid in full. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on New Preferred Stock will be paid prior to September 30, 2005, the date fixed for redemption of the New Preferred Stock.

     The Company has a $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates and matures in March 2005. At March 31, 2004, approximately $23 million was outstanding under this facility.

     In September 2003, FirstCity entered into a Portfolio acquisition facility line of credit with Greenwich Capital Financial Products, Inc., which provides borrowings up to $30 million. The facility obligation was zero at March 31, 2004 and matures September 2004.

     Management believes that the BoS(USA) loan facilities along with the liquidity from the Cargill Facility, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

(3) New Accounting Pronouncements

     In November 2003, the FASB issued Staff Position, No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Staff Position 150-3”). Staff Position 150-3 defers the application of various provisions of SFAS 150 for specified mandatorily redeemable noncontrolling interests in consolidated limited-life entities. FirstCity has minority interests in various limited-life partnerships with a carrying value of $.8 million at March 31, 2004. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at March 31, 2004 is $.8 million.

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

     In December 2003, the FASB issued a revision to Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), which was originally issued in January 2003. FIN 46R provides guidance on the consolidation of certain entities when control exists through other than voting (or similar) interests and was effective immediately with respect to entities created after January 31, 2003. For certain special purpose entities created prior to February 1, 2003, FIN 46R became effective for financial statements issued after December 15, 2003. For all other entities created prior to February 1, 2003 FIN 46R became effective January 1, 2004.

     FIN 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”). FirstCity holds significant variable interests in certain domestic Acquisition Partnerships and all of the French and

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mexico partnerships, which would be characterized as VIE’s. However, FirstCity is not deemed to be the primary beneficiary of any of these entities. At March 31, 2004, FirstCity’s maximum exposure to loss as a result of its involvement with the VIE’s is $32 million.

(4) Discontinued Operations

     The net assets related to the resolution of activity from the Company’s investment in discontinued operations was $5,882 at March 31, 2004. No provisions were recorded during the first quarter of 2004 and 2003. The net assets from discontinued operations consist of the following:

	March 31,	December 31,
	2004	2003
Estimated future gross cash receipts on residual interests in securitizations	$6,150	$6,399
Accrual for loss on operations and disposal of discontinued operations, net	(268)	(249)

Net assets of discontinued operations	$5,882	$6,150

     The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. Although the liquidation or run-off of these investment securities will last longer than one year, the Company is contractually obligated to service the securitized assets. The Company has considered the estimated future gross cash receipts for such investment securities in the computation of the value of such investment securities. The cash flows are collected over a period of time and are valued using prepayment assumptions of 33% for fixed rate loans and 23% to 25% for variable rate loans. Overall loss rates are estimated from 3% to 13% of collateral.

(5) Portfolio Assets

     Portfolio Assets are summarized as follows:

	March 31,	December 31,
	2004	2003
Non-performing Portfolio Assets	$30,344	$27,071
Performing Portfolio Assets	2,636	2,682
Real estate Portfolios	283	283

Total Portfolio Assets	33,263	30,036
Adjusted purchase discount required to reflect Portfolio Assets at carrying value	(26,265)	(25,511)

Portfolio Assets, net	$6,998	$4,525

     Portfolio Assets are pledged to secure non-recourse notes payable.

(6) Loans Receivable from Acquisition Partnerships Held for Investment

     Loans receivable from Acquisition Partnerships held for investment consist primarily of loans from certain partnerships located in Mexico and are summarized as follows:

	March 31,	December 31,
	2004	2003
Mexico	$12,723	$13,351
France	1,689	2,604
Domestic	1,399	1,358
Chile	38	—

	$15,849	$17,313

     There were no provisions recorded on these loans during the first three months of 2004 and 2003. The loans receivable from Acquisition Partnerships are secured by the assets/loans acquired by the partnerships with purchase money loans provided by affiliates of the investors to the partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Equity method earnings (losses) which were recorded to increase (reduce) the loans and interest receivable from the Mexican partnerships were $.1 million and $(1.9) million during the first three months of 2004 and 2003, respectively, in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee.

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

Condensed Combined Balance Sheets

	March 31,	December 31,
	2004	2003
Assets	$484,959	$525,493

Liabilities	$406,323	$441,677
Net equity	78,636	83,816

	$484,959	$525,493

Equity investment in Acquisition Partnerships	$49,787	$53,098
Equity investment in servicing entities	4,587	4,381

	$54,374	$57,479

Condensed Combined Summary of Operations

	Three Months Ended
	March 31,
	2004	2003
Proceeds from resolution of Portfolio Assets	$62,335	$57,582
Gain on resolution of Portfolio Assets	20,569	20,989
Interest income on performing Portfolio Assets	2,899	2,145
Net earnings (loss)	16,044	(21,038)

Equity in earnings of Acquisition Partnerships	$3,845	$1,014
Equity in earnings of servicing entities	330	216

	$4,175	$1,230

     The assets and equity of the Acquisition Partnerships and equity investments in the Acquisition Partnerships are summarized by geographic region below. The WAMCO Partnerships represent limited partnerships and limited liability companies in which the Company has a common ownership with Cargill. MinnTex Investment Partners LP is considered to be a significant subsidiary of FirstCity.

	March 31,	December 31,
	2004	2003
Assets:
Domestic:
WAMCO Partnerships	$189,821	$205,134
MinnTex Investment Partners LP	1,446	1,530
Other	10,153	10,164
Mexico	177,656	186,431
France	105,883	122,234

	$484,959	$525,493

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,	December 31,
	2004	2003
Equity (deficit):
Domestic:
WAMCO Partnerships	$82,242	$84,589
MinnTex Investment Partners LP	1,334	1,418
Other	6,130	6,218
Mexico	(83,462)	(86,412)
France	72,392	78,003

	$78,636	$83,816

Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$32,902	$33,413
MinnTex Investment Partners LP	440	514
Other	3,024	3,037
Mexico	944	1,021
France	12,477	15,113

	$49,787	$53,098

     Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Domestic:
WAMCO Partnerships	$6,435	$6,352
MinnTex Investment Partners LP	2,530	3,255
Other	43	10
Mexico	4,238	7,006
France	10,466	7,026

	$23,712	$23,649

Net earnings (loss):
Domestic:
WAMCO Partnerships	$2,569	$3,367
MinnTex Investment Partners LP	2,253	2,859
Other	(182)	(136)
Mexico	3,700	(31,518)
France	7,704	4,390

	$16,044	$(21,038)

Equity in earnings (loss) of Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$1,267	$1,434
MinnTex Investment Partners LP	743	944
Other	(61)	(30)
Mexico	112	(2,061)
France	1,784	727

	$3,845	$1,014

     FirstCity also has an investment in Drive that is accounted for under the equity method. The condensed consolidated financial position and results of operations of Drive are summarized below:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2004	2003
Cash	$31,825	$19,013
Restricted cash	60,931	47,623
Retail installment contracts, net	770,042	623,389
Residual interests in securitizations	30,087	29,094
Other assets	22,243	19,711

Total assets	$915,128	$738,830

Notes payable	$836,342	$683,758
Other liabilities	25,272	14,631

Total liabilities	861,614	698,389
Net equity	53,514	40,441

	$915,128	$738,830

Equity investment in Drive	$20,732	$15,667
Minority interest	(4,143)	(3,131)

Net investment in Drive	$16,589	$12,536

Condensed Consolidated Summary Of Operations

	Three Months Ended March 31,
	2004	2003
Finance and other interest income	$60,443	$39,303
Interest expense	9,208	6,193

Net interest margin	51,235	33,110

Provision for credit losses on retail installment contracts	24,500	14,164
Impairment of residual interests in securitizations, including servicing asset	—	1,217

Net interest margin after provision for credit losses and impairments	26,735	17,729

Other revenues:
Servicing income	7,185	5,592
Other income	941	554

Total other revenues	8,126	6,146

Costs and expenses:
Salaries and benefits	9,716	12,480
Servicing expense	8,656	6,434
Occupancy, data processing, communication, and other	3,488	2,471

Total costs and expenses	21,860	21,385

Net income	$13,001	$2,490

Equity in earnings of Drive	$5,037	$861
Minority interest	(1,007)	(172)

Net equity in earnings of Drive	$4,030	$689

(8) Segment Reporting

     The Company is engaged in two reportable segments: (i) Portfolio Asset acquisition and resolution; and (ii) consumer lending. These segments have been segregated based on products and services offered. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries. The consumer lending business is conducted through the Company’s equity investment in Drive. Drive is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts originated by automobile dealers. The following is a summary of results of operations for each of the segments and reconciliation to earnings (loss) from continuing operations for the three months ended March 31, 2004 and 2003.

	Three Months Ended
	March 31,
	2004	2003
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$3,032	$3,507
Gain on resolution of Portfolio Assets	75	695
Equity in earnings of investments	4,175	1,230
Interest income	529	1,102
Other	1,131	302

Total	8,942	6,836
Expenses:
Interest and fees on notes payable	779	686
Salaries and benefits	3,041	2,842
Provision for loan and impairment losses	—	34
Occupancy, data processing, communication and other	999	1,381
Minority interest	26	7

Total	4,845	4,950

Operating contribution before direct taxes	$4,097	$1,886

Operating contributiong, net of direct taxes	$4,043	$1,777

Consumer Lending:
Revenues:
Equity in earnings of investment	$5,037	$861
Other	3	—

Total	5,040	861
Expenses:
Interest and fees on notes payable	885	95
Occupancy, data processing, communication and other	3	5
Minority interest	1,006	172

Total	1,894	272

Operating contribution before direct taxes	$3,146	$589

Operating contribution, net of direct taxes	$3,118	$576

Total operating contribution, net of direct taxes	$7,161	$2,353
Corporate Overhead:
Corporate interest expense	1,000	1,172
Salaries and benefits, occupancy, professional and other income and expenses, net	1,312	1,200

Earnings (loss) from continuing operations	$4,849	$(19)

     All of the revenues from the consumer lending segment are attributable to domestic operations. Revenues from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months
	Ended
	March 31,
	2004	2003
Domestic	$4,143	$4,407
Mexico	2,588	1,425
France	2,202	1,004
Other foreign	9	—

Total	$8,942	$6,836

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Total assets for each of the segments and a reconciliation to total assets is as follows:

	March 31,	December 31,
	2004	2003
Cash	$2,753	$2,745
Portfolio acquisition and resolution assets Domestic	44,776	42,872
Mexico	13,699	14,468
France	19,598	23,088
Other foreign	49	—
Consumer assets	20,732	15,685
Deferred tax asset, net	20,101	20,101
Other assets, net	9,475	7,041
Net assets of discontinued operations	5,882	6,150

Total assets	$137,065	$132,139

(9) Income Taxes

     Federal income taxes are provided at a 35% rate. The Company has substantial net operating loss carryforwards for federal income tax purposes (“NOLs”), which can be used to offset the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing a valuation allowance to value the net deferred tax asset at a level, which more likely than not, will be realized. Realization is determined based on management’s expectation of generating sufficient taxable income in a look forward period over the next four years. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations prior to expiration of the NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

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

     FirstCity is obligated to pay BoS(USA) an arrangement fee related to the $16 million loan equal to 20% of all proceeds and other amounts paid to FirstCity from any sale or other disposition (regardless of when such sale or other disposition occurs) of, and of all dividends and other distributions paid to FirstCity by Drive or its general partner (regardless of when such dividend or other distribution occurs) on, its 20% interest in Drive, in each case in excess of $16 million in the aggregate. As of March 31, 2004 the Company has accrued $.8 million of additional interest expense related to this contingent fee. The Company currently estimates that additional interest expense will be recognized in the amount of $160,000 per quarter through December 2007. This additional interest expense currently has no impact on the Company’s cash flow. The payment of the interest and any gain or income resulting from any sale or distribution will not be recognized until a sale occurs or distribution is received. The Company has no present plans to sell any interest in Drive and does not anticipate that any distributions will be made from Drive in the near future that would result in an obligation to pay a contingent fee.

WAMCO PARTNERSHIPS

Combined Financial Statements

March 31, 2004 (Unaudited)

WAMCO PARTNERSHIPS

COMBINED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash	$13,335	$15,044
Portfolio Assets, net	155,003	168,681
Investments in partnerships	2,361	2,350
Deferred profit sharing	17,933	18,273
Other assets, net	1,189	786

	$189,821	$205,134

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable (including $24,712 and $71,224 affiliates in 2004 and 2003, respectively)	$83,644	$95,946
Deferred compensation	21,422	21,466
Other liabilities (including $1,512 and $1,603 to affiliates in 2004 and 2003, respectively)	2,513	3,133

Total liabilities	107,579	120,545
Commitments and contingencies (note 9)
Partners’ capital	82,242	84,589

	$189,821	$205,134

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Proceeds from resolution of Portfolio Assets	$20,413	$15,889
Cost of Portfolio Assets resolved	15,575	11,469

Gain on resolution of Portfolio Assets	4,838	4,420
Interest income on performing Portfolio Assets.	1,587	1,523
Interest and fees on notes payable — affiliates	(614)	(955)
Interest and fees on notes payable — other	(629)	(404)
Provision for loan losses	(587)	(444)
Servicing fees — affiliate	(855)	(657)
General, administrative and operating expenses.	(1,180)	(525)
Other income, net	9	409

Net earnings	$2,569	$3,367

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

			Class B
	Class A Equity		Equity
	General	Limited	Limited	General	Limited
	Partners	Partners	Partners	Partners	Partners	Total
			(Dollars in thousands)
Balance at December 31, 2002	$123	$6,010	$1,063	$939	$71,924	$80,059
Contributions	—	—	—	332	29,850	30,182
Distributions	(98)	(4,788)	(322)	(546)	(38,987)	(44,741)
Comprehensive income:
Net earnings	41	1,989	55	280	18,163	20,528
Unrealized net loss on securitization	(21)	(1,018)	(5)	(17)	(378)	(1,439)

Total comprehensive income	20	971	50	263	17,785	19,089

Balance at December 31, 2003	45	2,193	791	988	80,572	84,589
Contributions	—	—	—	5	788	793
Distributions	(4)	(190)	(18)	(70)	(5,427)	(5,709)
Comprehensive income:
Net earnings	5	267	12	32	2,253	2,569

Total comprehensive income	5	267	12	32	2,253	2,569

Balance at March 31, 2004	$46	$2,270	$785	$955	$78,186	$82,242

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$2,569	$3,367
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of loan origination and commitment fees	130	96
Amortization of deferred profit sharing	296	—
Accretion of unrealized gain on trust certificates	—	(81)
Provision for loan losses	587	444
Gain on resolution of Portfolio Assets	(4,838)	(4,420)
Purchase of Portfolio Assets	(3,908)	—
Net receipts on Portfolio Asset lines of credit	117	—
Capitalized costs on Portfolio Assets	(281)	(458)
Capitalized interest on Portfolio Assets	(362)	(184)
Proceeds from resolution of Portfolio Assets	20,413	15,889
Principal payments on Performing Portfolio Assets	1,950	2,243
Decrease (increase) in deferred profit sharing	44	(1,314)
Increase in other assets	(533)	(35)
Increase (decrease) in deferred compensation	(44)	1,314
Deferred compensation paid	—	(58)
Decrease in other liabilities	(620)	(1,254)

Net cash provided by operating activities	15,520	15,549
Cash flows from investing activities:
Contribution to subsidiaries	(11)	(29)
Change in trust certificates	—	318

Net cash provided by (used in) investing activities	(11)	289
Cash flows from financing activities:
Borrowing of debt — affiliates	3,126	118
Borrowing of debt	43,900	—
Repayment of debt — affiliates	(43,638)	(7,394)
Repayment of debt	(9,690)	(4,116)
Repayment of preferred equity	—	(51)
Capital contributions	793	—
Capital distributions	(5,709)	(6,267)

Net cash used in financing activities	(17,218)	(17,710)

Net decrease in cash	(1,709)	(1,872)
Cash at beginning of period	15,044	13,035

Cash at end of period	$13,335	$11,163

     Supplemental disclosure of cash flow information:

     Cash paid for interest was $1,941 and $1,189 for the three months ended March 31, 2004 and 2003, respectively.

     Unrealized net loss on trust certificates recorded in partners’ capital was zero and $331 for the three months ended March 31, 2004 and 2003, respectively.

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS

March 31, 2004
(Dollars in thousands)
(Unaudited)

(1) Basis of Presentation

     The unaudited combined financial statements of the WAMCO Partnerships reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the combined financial position at March 31, 2004, and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003.

(2) Organization and Partnership Agreements

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

     The Partnerships were formed to acquire, hold and dispose of Portfolio Assets acquired from the Federal Deposit Insurance Corporation, Resolution Trust Corporation and other nongovernmental agency sellers, pursuant to certain purchase agreements or assignments of such purchase agreements. In accordance with the purchase agreements, the Partnerships may retain certain rights of return regarding the assets related to representations and warranties as set forth in and according to the terms and conditions of the purchase agreements.

     Generally, the partnership loan agreements of the Partnerships provide for certain preferences as to the distribution of cash flows. Proceeds from disposition of and payments received on the Portfolio Assets are allocated based on the partnership and other agreements which ordinarily provide for the payment of interest and mandatory principal installments on outstanding debt before payment of intercompany servicing fees and return of capital and restricted distributions to partners.

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

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(3) Combining Financial Statements

     FC Properties, WAMCO XXVIII and WAMCO XXX are considered to be significant subsidiaries of FirstCity. The following tables summarize the combining balance sheets and changes in partners’ capital of the WAMCO Partnerships as of March 31, 2004 and December 31, 2003, the related combining statements of operations and combining cash flows for the three months ended March 31, 2004 and 2003.

Combining Balance Sheets
March 31, 2004

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined
		(Dollars in thousands)
ASSETS
Cash	$1,440	$1,305	$2,076	$8,514	$13,335
Portfolio Assets, net	13,120	15,834	15,799	110,250	155,003
Investments in partnerships	—	—	—	2,361	2,361
Deferred profit sharing	17,933	—	—	—	17,933
Other assets, net	21	54	152	962	1,189

	$32,514	$17,193	$18,027	$122,087	$189,821

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable	$—	$5,907	$9,210	$68,527	$83,644
Deferred compensation	21,422	—	—	—	21,422
Other liabilities	217	795	170	1,331	2,513

Total liabilities	21,639	6,702	9,380	69,858	107,579
Partners’ capital	10,875	10,491	8,647	52,229	82,242

	$32,514	$17,193	$18,027	$122,087	$189,821

Notes payable owed to affiliates included in above balances	$—	$—	$—	$24,712	$24,712
Other liabilities owed to affiliates included in above balances	21	577	134	780	1,512

Combining Balance Sheets
December 31, 2003

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined
		(Dollars in thousands)
ASSETS
Cash	$1,526	$539	$3,897	$9,082	$15,044
Portfolio Assets, net	13,340	17,780	19,086	118,475	168,681
Investments in partnerships	—	—	—	2,350	2,350
Deferred profit sharing	18,273	—	—	—	18,273
Other assets, net	5	101	187	493	786

	$33,144	$18,420	$23,170	$130,400	$205,134

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable	$—	$6,829	$13,393	$75,724	$95,946
Deferred compensation	21,466	—	—	—	21,466
Other liabilities	533	987	209	1,384	3,133

Total liabilities	22,019	7,816	13,602	77,108	120,545
Partners’ capital	11,125	10,604	9,568	53,292	84,589

	$33,144	$18,420	$23,170	$130,400	$205,134

Notes payable owed to affiliates included in above balances	$—	$—	$—	$71,224	$71,224
Other liabilities owed to affiliates included in above balances	1	572	163	867	1,603

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

COMBINING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2004

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined
		(Dollars in thousands)
Proceeds from resolution of Portfolio Assets	$687	$2,052	$4,350	$13,324	$20,413
Cost of Portfolio Assets resolved	251	1,513	3,370	10,441	15,575

Gain on resolution of Portfolio Assets	436	539	980	2,883	4,838
Interest income on performing Portfolio Assets	—	60	—	1,527	1,587
Interest and fees expense — affiliate	—	(114)	—	(500)	(614)
Interest and fees expense — other	—	(104)	(133)	(392)	(629)
Provision for loan and impairment losses	—	(35)	—	(552)	(587)
Service fees — affiliate	(21)	(92)	(152)	(590)	(855)
General, administrative and operating expenses	(666)	(38)	(109)	(367)	(1,180)
Other income, net	1	1	2	5	9

Net earnings	$(250)	$217	$588	$2,014	$2,569

COMBINING STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2003

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined
		(Dollars in thousands)
Proceeds from resolution of Portfolio Assets	$232	$2,981	$10,633	$2,043	$15,889
Cost of Portfolio Assets resolved	39	2,141	7,813	1,476	11,469

Gain on resolution of Portfolio Assets	193	840	2,820	567	4,420
Interest income on performing Portfolio Assets	—	410	—	1,113	1,523
Interest and fees expense — affiliate	—	(162)	(476)	(317)	(955)
Interest and fees expense — other	—	(221)	—	(183)	(404)
Provision for loan and impairment losses	—	(112)	—	(332)	(444)
Service fees — affiliate	(7)	(152)	(352)	(146)	(657)
General, administrative and operating expenses	(146)	(73)	(130)	(176)	(525)
Other income, net	—	2	3	404	409

Net earnings	$40	$532	$1,865	$930	$3,367

COMBINING STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
Year Ended December 31, 2003 and Three Months Ended March 31, 2004

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined
		(Dollars in thousands)
Balance at December 31, 2002	$12,096	$14,944	$12,151	$40,868	$80,059

Contributions	—	—	—	30,182	30,182
Distributions	(4,880)	(7,291)	(7,925)	(24,645)	(44,741)
Net earnings	3,909	2,951	5,342	8,326	20,528
Unrealized net gain on Securitization	—	—	—	(1,439)	(1,439)

Total comprehensive income.	3,909	2,951	5,342	6,887	19,089

Balance at December 31, 2003	11,125	10,604	9,568	53,292	84,589

Contributions	—	—	—	793	793
Distributions		(330)	(1,509)	(3,870)	(5,709)
Net earnings	(250)	217	588	2,014	2,569
Unrealized net gain on Securitization	—	—	—	—	—

Total comprehensive income.	(250)	217	588	2,014	2,569

Balance at March 31, 2004	$10,875	$10,491	$8,647	$52,229	$82,242

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

COMBINING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(250)	$217	$588	$2,014	$2,569
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees	—	44	35	51	130
Amortization of deferred profit sharing.	296	—	—	—	296
Provision for loan losses	—	35	—	552	587
Gain on resolution of Portfolio Assets	(436)	(539)	(980)	(2,883)	(4,838)
Purchase of Portfolio Assets	—	—	—	(3,908)	(3,908)
Net receipts on Portfolio Asset lines of credit	—	—	—	117	117
Capitalized costs on Portfolio Assets	(31)	—	(83)	(167)	(281)
Capitalized interest on Portfolio Assets	—	(2)	—	(360)	(362)
Proceeds from resolution of Portfolio Assets	687	2,052	4,350	13,324	20,413
Principal payments on Performing Portfolio Assets	—	400	—	1,550	1,950
Increase in deferred profit sharing	44	—	—	—	44
(Increase) decrease in other assets	(16)	3	—	(520)	(533)
Increase in deferred compensation	(44)	—	—	—	(44)
Decrease in other liabilities	(336)	(192)	(39)	(53)	(620)

Net cash provided by (used in) operating activities	(86)	2,018	3,871	9,717	15,520
Cash flows from investing activities:
Contribution to subsidiaries	—	—	—	(11)	(11)

Net cash used in investing activities	—	—	—	(11)	(11)
Cash flows from financing activities:
Borrowing of debt — affiliate	—	—	—	3,126	3,126
Borrowing of debt	—	—	—	43,900	43,900
Repayment of debt — affiliate	—	—	—	(49,638)	(49,638)
Repayment of debt	—	(922)	(4,183)	(4,585)	(9,690)
Capital contributions	—	—	—	793	793
Capital distributions	—	(330)	(1,509)	(3,870)	(5,709)

Net cash used in financing activities	—	(1,252)	(5,692)	(10,274)	(17,218)

Net increase (decrease) in cash	(86)	766	(1,821)	(568)	(1,709)
Cash at beginning of period	1,526	539	3,897	9,082	15,044

Cash at end of period	$1,440	$1,305	$2,076	$8,514	$13,335

Supplemental disclosure of cash flow information — Approximate cash paid for interest	$—	$195	$109	$1,637	$1,941

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

COMBINING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2003

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined
	(Dollars in thousands) (Unaudited)

Cash flows from operating activities:
Net earnings	$40	$532	$1,865	$930	$3,367
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees	—	44	—	52	96
Amortization of deferred profit sharing.	—	—	—	—	—
Accretion of unrealized gain on trust Certificates	—	—	—	(81)	(81)
Provision for loan losses	—	112	—	332	444
Gain on resolution of Portfolio Assets	(193)	(840)	(2,820)	(567)	(4,420)
Purchase of Portfolio Assets	—	—	—	—	—
Net receipts on Portfolio Asset lines of credit	—	—	—	—	—
Capitalized costs on Portfolio Assets	(135)	(9)	(12)	(302)	(458)
Capitalized interest on Portfolio Assets	—	(6)	—	(178)	(184)
Proceeds from resolution of Portfolio Assets	232	2,981	10,633	2,043	15,889
Principal payments on Performing Portfolio Assets	—	1,219	—	1,024	2,243
Increase in deferred profit sharing	(1,314)	—	—	—	(1,314)
(Increase) decrease in other assets	(21)	13	(110)	83	(35)
Increase in deferred compensation	1,314	—	—	—	1,314
Deferred compensation and profit sharing paid	(58)	—	—	—	(58)
Decrease in other liabilities	(431)	(118)	(240)	(465)	(1,254)

Net cash provided by (used in) operating Activities	(566)	3,928	9,316	2,871	15,549
Cash flows from investing activities:
Contribution to subsidiaries	—	—	—	(29)	(29)
Change in trust certificates	—	—	—	318	318

Net cash provided by investing activities	—	—	—	289	289
Cash flows from financing activities:
Borrowing of debt — affiliate	—	—	118	—	118
Repayment of debt — affiliate	—	—	(6,798)	(596)	(7,394)
Repayment of debt	—	(2,199)	—	(1,917)	(4,116)
Repayment of preferred equity	—	—	—	(51)	(51)
Capital contributions	—	—	—	—	—
Capital distributions	(88)	(1,525)	(728)	(3,926)	(6,267)

Net cash used in financing activities	(88)	(3,724)	(7,408)	(6,490)	(17,710)

Net increase (decrease) in cash	(654)	204	1,908	(3,330)	(1,872)
Cash at beginning of period	1,484	2,440	3,621	5,490	13,035

Cash at end of period	$830	$2,644	$5,529	$2,160	$11,163

Supplemental disclosure of cash flow information — Approximate cash paid for interest	$—	$359	$375	$455	$1,189

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(4) Portfolio Assets

     Portfolio Assets are summarized as follows:

	March 31, 2004
	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined
Non-performing Portfolio Assets	$—	$35,148	$44,932	$130,330	$210,410
Performing Portfolio Assets	—	9,656	—	66,119	75,775
Real estate Portfolios	13,120	—	—	4,063	17,183

Total Portfolio Assets	13,120	44,804	44,932	200,512	303,368
Discount required to reflect Portfolio Assets at carrying value	—	(28,970)	(29,133)	(90,262)	(148,365)

Portfolio Assets, net	$13,120	$15,834	$15,799	$110,250	$155,003

	December 31, 2003
	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined
Non-performing Portfolio Assets	$—	$37,230	$50,542	$134,034	$221,806
Performing Portfolio Assets	—	10,209	—	71,573	81,782
Real estate Portfolios	13,340	—	—	4,214	17,554

Total Portfolio Assets	13,340	47,439	50,542	209,821	321,142
Discount required to reflect Portfolio Assets at carrying value	—	(29,659)	(31,456)	(91,346)	(152,461)

Portfolio Assets, net	$13,340	$17,780	$19,086	$118,475	$168,681

     Portfolio Assets are pledged to secure non-recourse notes payable.

(5) Interest Related to Residual Interest in Trust Certificates

     There were no residual certificates held by the Partnerships to which the Partnerships receive all the economic benefits and risks at March 31, 2004 and December 31, 2003. The Partnerships recognized interest income on certificates held utilizing a yield of 21.29% for the three months ended March 31, 2003. During September 2003 the Partnerships purchased the underlying assets from the trust. At the time of this purchase, these assets were included in the Performing Portfolio Assets at their remaining historical cost of $5,902 and the remaining balance for the adjustment to market value of $905 was reversed against its corresponding balance of unrealized net gain on securitizations in the Partnerships’ equity.

(6) Deferred Profit Sharing and Deferred Compensation

     In connection with the formation of FC Properties, an agreement was entered into which provided for potential payments to the project manager based on a percentage of actual sales proceeds. An equal amount of deferred profit participation and deferred compensation is recorded based on estimates of the projected sales with the deferred profit participation being amortized into expense in proportion to actual sales realized. No profit participation was paid until the limited partners recognized a 20% return on their investment. This return threshold was met in 2001. At March 31, 2004 and December 31, 2003, the estimated liability for this profit participation was $21,422 and $21,466, respectively, and was included in deferred compensation in the accompanying combined balance sheets. Additionally, amortization of $296 and $0 was recognized during the three months ended March 31, 2004 and 2003, respectively, and has been included in general, administrative and operating expenses in the accompanying combined statements of operations.

     The achievement of the 20% return on investment resulted in payments of $0 and $58 in deferred profit sharing and commissions during the three months ended March 31, 2004 and 2003, respectively.

(7) Transactions with Affiliates

     Under the terms of the various servicing agreements between the Partnerships and FirstCity, FirstCity receives a servicing fee based on proceeds from resolution of the Portfolio Assets for processing transactions on the Portfolio Assets and for conducting settlement, collection and other resolution activities. Included in the accompanying combined statements of operations is $855 and $657 in servicing fees incurred by the Partnerships during the three months ended March 31, 2004 and 2003, respectively.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

     During January 2004, WAMCO 32, Ltd. purchased a pool of loans from WAMCO 31, Ltd. The purchase price was $3.1 million, which was the pool’s net carrying value less deferred service fees payable associated with the pool.

     During September 2003, WAMCO XXIX, Ltd. was merged with and into WAMCO XXVII, Ltd. with WAMCO XXVII, Ltd being the surviving entity. Also during September 2003, Community Development Investment, LLC was merged with and into WAMCO XXIV, Ltd. with WAMCO XXIV, Ltd being the surviving entity.

(8) Preferred Equity

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

(9) Commitments and Contingencies

     WAMCO 31 owned a pool of loans that includes two lines of credit with a combined outstanding balance of $2.3 million at December 31, 2003. On January 1, 2004, WAMCO 32 purchased this pool from WAMCO 31 at cost and assumed the related lines of credit. The maximum commitment associated with these lines was $4.4 million at March 31, 2004. After reserves and borrowing base requirements, the total availability was $.3 million at March 31, 2004.

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

     During the first quarter of 2004 the Company recorded earnings to common shareholders on a diluted basis of $4.8 million or $.41 per common share, a significant increase over the first quarter of 2003. The positive earnings were a result of a strong contribution from the Portfolio Asset Acquisition and Resolution segment of $4.0 million compared with $1.8 million for the same period in 2003 and $3.1 million in earnings contribution from the Consumer segment and its related investment in Drive, an increase of $2.5 million over the first quarter of 2003.

     The increased earnings contribution from the Portfolio Asset Acquisition business of $2.3 million is primarily related to increases in revenues from investments in France and Mexico when compared to 2003. The increase in France is the result of increased equity earnings from Acquisition Partnerships which reflect strong collections from 2003 acquisitions. The Company’s positive equity earnings from investments in Mexico are a result of Mexican Peso exchange gains of $.5 million during the quarter when compared to a $1.6 million Mexican Peso exchange loss in the first quarter of 2003.

     The Company was able to invest $3 million in portfolios acquisitions of $6.7 million during the quarter of which $6.5 million was purchased in the U.S. The Company also invested approximately $.2 million in South America during the quarter and continues to investigate other opportunities to invest in South America.

     The Company’s 31% investment in Drive generated $4.0 million for the quarter and net of interest and other expenses resulted in a contribution of $3.1 million from the Consumer segment of the business. Drive had a record origination quarter of $244 million as a result of seasonal trends and a strengthening economy.

     Although the Company’s primary revenues are generated by the Portfolio Asset Acquisition and resolution business and the Company’s investment in Drive, other items such as interest expense and the effects of discontinued operations may also have a significant impact on net income. During the first quarter 2004 corporate interest and overhead was down slightly when compared to the first quarter 2003 and there were no provisions from discontinued operations. The Company did receive cash flow from the residual interests of $.2 million during the first quarter 2004.

     Overall the Company’s continues to reflect positive growth trends in acquisitions and originations and the resulting increased earnings contribution.

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

     The Company reported net earnings for the quarter ended March 31, 2004 of $4.8 million or $.41 per share on a diluted basis. Components of the results for the three months ended March 31, 2004 and 2003, respectively, are detailed below (dollars in thousands):

	Three Months Ended
	March 31,
	2004	2003
Portfolio Asset Acquisition and Resolution.	$4,043	$1,777
Consumer	3,118	576
Corporate interest	(1,000)	(1,172)
Corporate overhead	(1,312)	(1,200)

Earnings (loss) from continuing operations	4,849	(19)
Accrued preferred dividends	—	(66)
Loss from discontinued operations	—	—

Net earnings (loss) to common stockholders	$4,849	$(85)

Diluted earnings (loss) per common share	$0.41	$(0.01)

Results of Operations

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

First Quarter 2004 Compared to First Quarter 2003

     The Company reported net earnings of $4.8 million in the first quarter of 2004 compared to a loss of $85,000 in the first quarter of 2003. On a per share basis, diluted net earnings to common stockholders were $.41 in the first quarter of 2004 compared to a loss of $.01 in the first quarter of 2003.

Portfolio Asset Acquisition and Resolution

     The operating contribution from the Portfolio Asset acquisition and resolution segment was $4.0 million in the first quarter of 2004 compared to $1.8 million in the first quarter of 2003. FirstCity purchased $6.7 million of Portfolio Assets during the first quarter of 2004 ($4.0 million through Acquisition Partnerships), compared to zero purchases in the first quarter of 2003. The quarter end investment in wholly owned Portfolio Assets decreased to $7.0 million from $7.5 million at March 31, 2004 and 2003, respectively.

     Servicing fee revenues. Servicing fee revenues decreased by 14% to $3.0 million in the first quarter of 2004 from $3.5 million in the first quarter of 2003. Service fees from the Mexican partnerships decreased $.5 million or 19% as a result of efforts to reduce operating costs in Mexico. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. Service fees from domestic Partnerships were flat from period to period.

     Gain on resolution of Portfolio Assets. The net gain on resolution of Portfolio Assets decreased from $.7 million in the first quarter of 2003 to $75,000 in the first quarter of 2004. The weighted average gross profit percentage on the resolution of Portfolio Assets in the first quarter of 2004 was 30% as compared to 23% in the first quarter of 2003. This change was primarily due to one Portfolio generating proceeds of $2.2 million and a net gain of $.4 million or 18% during 2003.

     Equity in earnings of investments. Equity in earnings of Acquisition Partnerships increased 279% to $3.8 million in the first quarter of 2004 compared to $1.0 million in the first quarter of 2003. The Acquisition Partnerships reflected net earnings of $16.0 million in the first quarter of 2004 compared to a net loss of $21.0 million in the first quarter of 2003. Following is a discussion of equity earnings by geographic region.

•	Domestic - Equity in earnings of domestic Acquisition Partnerships decreased 17% to $1.9 million in the first quarter of 2004 from $2.3 million in 2003 primarily due to reduced equity earnings from MinnTex Investment Partners LP.

•	Mexico - Equity in earnings of Mexican Acquisition Partnerships were $112,000 in the first quarter of 2004 compared to equity in losses of $2.1 million in 2003. These partnerships reflected net earnings of $3.7 million in the first quarter of 2004 compared to a $31.5 million loss in 2003. Approximately $23 million of the losses in 2003 were due to foreign exchange losses recognized by the partnerships as the Mexican peso fell to historical lows during the first quarter of 2003 (FirstCity’s portion of these losses was $1.5 million in 2003). In the first quarter of 2004, the partnerships recorded $6.5 million of foreign exchange gains. In addition, $2.1 million of interest expense was recorded in the first quarter of 2004 compared to $12 million in 2003.

This interest is owed to affiliates of the investors in these partnerships, of which FirstCity recorded $.4 million and $.9 million, respectively, as interest income.

•	France - Equity in earnings of Acquisition Partnerships located in France increased 145% to $1.8 million in the first quarter of 2004 from $.7 million in 2003. This increase is principally due to the addition of three French Partnerships during 2003, which accounted for $1.2 million in equity in earnings in 2004. During the first quarter of 2003, FirstCity also recorded $.3 million in foreign currency transactions gains (included in other expenses) relating to investments in France.

     Interest income. Interest income decreased 52% from $1.1 million in the first quarter of 2003 to $.5 million in the first quarter of 2004. This decrease is primarily due to the Acquisition Partnerships and their lenders amending three loan agreements with Acquisition Partnerships located in Mexico in 2003 to provide for no interest to be payable with respect to periods after the effective date of the amendments. This change had no impact on the consolidated net earnings, as the effect is offset through equity earnings in these Partnerships. Also, the average balances in Portfolio Assets and loans receivable decreased from $24.9 million in the first quarter of 2003 to $21.8 million in the first quarter of 2004.

     Expenses. Operating expenses were $4.8 million in the first quarter of 2004 compared to $5.0 million in 2003.

     Interest and fees on notes payable increased 14% from $.7 million in the first quarter of 2003 to $.8 million in 2004. The average debt for the quarter increased from $26.8 million in the first quarter of 2003 to $31.5 million in the first quarter of 2004. The average cost of borrowing decreased from 10.24% in the first quarter of 2003 to 9.90% in the first quarter of 2004.

     Salaries and benefits increased $.2 million, or 7% to $3.0 million in the first quarter of 2004 from $2.8 million in 2003. Total personnel within the Portfolio Asset acquisition and resolution segment were 223 and 219 at March 31 2004 and 2003, respectively.

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

     There were no provisions recorded on loans receivable from Acquisition Partnerships during the first quarter of 2004 and 2003. The loans receivable from Acquisition Partnerships are secured by the assets/loans acquired by the partnerships with purchase money loans provided by affiliates of the investors in the partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.

     Occupancy, data processing, communication and other expenses declined 38% from $1.4 million in the first quarter of 2003 to $1.0 million in 2004 primarily due to increased foreign currency gains recorded in 2004.

     Minority interest expense was minimal from period to period.

Consumer Lending

     FirstCity’s consumer lending segment consists of the Company’s net investment in Drive. The operating contribution for the first quarter of 2004 was $3.1 million compared to $.6 million during the first quarter of 2003.

     Equity in earnings of investment. FirstCity recorded equity in earnings of Drive of $5.0 million in the first quarter of 2004 compared to $.9 million in 2003. Drive recorded net income of $13.0 million in the first quarter of 2004 compared to $2.5 million in the first quarter of 2003. Drive’s inventory of retail installments contracts has grown from $443 million at March 31, 2003 to $770 million at March 31, 2004. Consequently, net interest margin after provision for credit losses and impairments at Drive rose from $17.7 million to $26.7 million during the first quarter of 2003 and 2004, respectively.

     Interest and fees on notes payable. Interest and fees on notes payable increased from $95,000 in the first quarter of 2003 to $.9 million in 2004. During the first quarter of 2004, FirstCity recorded $.8 million of additional interest expense related to the contingent fee arrangement with the Bank of Scotland. See note 10 of the consolidated financial statements for further discussion of this contingent fee.

Other Items Affecting Operations

     The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.

     Corporate interest and overhead. Company level interest expense decreased by 15% to $1.0 million in the first quarter of 2004 from $1.2 million in the first quarter of 2003. Average debt declined to $41.4 million in the first quarter of 2004 from $50.5 million in 2003. Also, beginning with the third quarter of 2003, dividends on the New Preferred Stock are included in Corporate interest expense. Other corporate overhead expenses increased 9% to $1.3 million in the first quarter of 2004 from $1.2 million in 2003 primarily due to increased salaries and benefits.

     Income taxes. Provision for income taxes was $.1 million in the first quarter of 2004 and 2003 and related primarily to state income taxes and federal alternative minimum taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the first quarters of 2004 and 2003.

     Discontinued Operations. The Company recorded no provision for additional losses from discontinued operations during the first quarter of 2004 and 2003. The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. These securities are in “run-off,” and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. As the securities “run off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

Portfolio Asset Acquisition and Resolution

     Aggregate acquisitions by the Company are as follows (dollars in thousands):

	Purchase	FirstCity
	Price	Investment
First quarter 2004	$6,699	$3,097
Total 2003	129,192	22,944
Total 2002	171,769	16,717
Total 2001	224,927	24,319
Total 2000	394,927	22,140
Total 1999	210,799	11,203

     The following table presents selected information regarding the revenues and expenses of the Company’s Portfolio Asset acquisition and resolution business:

Analysis of Selected Revenues and Expenses
Portfolio Asset Acquisition and Resolution

	Three Months Ended
	March 31,
	2004	2003
Income from Portfolio Assets and Loans Receivable:
Average investment in Portfolio Assets and loans receivable:
Domestic	$6,490	$9,558
Mexico	13,133	15,354
France	2,155	—
Other foreign	34	—

Total	$21,812	$24,912

Income from Portfolio Assets and loans receivable:
Domestic	$196	$913
Mexico	376	878
France	26	—
Other foreign	—	—

Total	$598	$1,791

Average return (annualized):
Domestic	12.1%	38.2%
Mexico	11.5%	22.9%
France	4.8%	—
Other foreign	—	—
Total	11.0%	28.8%
Servicing fee revenues:
Domestic partnerships:
$ Collected	$26,353	$24,051
Servicing fee revenue	1,038	1,041
Average servicing fee %	3.9%	4.3%
Mexico partnerships:
$ Collected	$14,846	$16,512
Servicing fee revenue	1,956	2,395
Average servicing fee %	13.2%	14.5%
Incentive service fees	$38	$71
Total Service Fees:
$ Collected	$41,199	$40,563
Servicing fee revenue	3,032	3,507
Average servicing fee %	7.4%	8.6%
Personnel:
Personnel expenses	$3,041	$2,842
Number of personnel (at period end):
Domestic	61	76
Mexico	162	143
Interest expense:
Average debt	$31,483	$26,788
Interest expense	779	686
Average cost (annualized)	9.90%	10.24%

     The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships:

Analysis of Selected Revenues and Expenses
Acquisition Partnerships

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Gain on resolution of Portfolio Assets	$20,569	$20,989
Gross profit percentage on resolution of Portfolio Assets	33.0%	36.5%
Interest income	$2,899	$2,145
Other income	244	515
Interest expense(1):
Interest expense	$3,744	$14,486
Average cost (annualized)	4.2%	14.2%
Other expenses:
Service fees	3,933	4,474
Other operating costs	6,372	3,641
Foreign currency loss (gain)	(6,538)	22,988
Income taxes	157	(902)

Total other expenses	3,924	30,201

Net earnings (loss)	$16,044	$(21,038)

Equity in earnings of Acquisition Partnerships	$3,845	$1,014
Equity in earnings of Servicing Entities	330	216

	$4,175	$1,230

(1)	Interest expense includes interest on loans to the Acquisition Partnerships located in Mexico from affiliates of the investor groups. The rates on all but three of these loans range from 18% to 20%. The average cost on debt excluding the Mexican Acquisition Partnerships was 5.2% and 5.6% for the three months ended March 31, 2004 and 2003, respectively. As noted above, beginning in 2003, the Acquisition Partnerships and their lenders amended three loan agreements from Mexican Acquisition Partnerships to provide for no interest to be payable with respect to periods after the effective date of the amendment. This change had no impact on the consolidated net earnings as the effect is offset through equity earnings in these Partnerships.

Consumer Lending

     FirstCity owns a 31% interest in Drive Financial Services L.P., a sub prime auto lending company. Drive originated $244 million of receivables during the first quarter of 2004 compared to $126 million in 2003. Defaults and losses were 20.77% and 10.98%, respectively, at March 31, 2004 compared to 21.03% and 10.83%, respectively, at March 31, 2003. These statistics reflect the weakness in the economy in prior periods and the resulting impact on used car prices, although recent indicators reflect an upward trend in used car prices. Delinquencies were 11.52% at March 31, 2004, up from 4.66% for the same period last year as a result of a change in collections strategies, which in some instances will allow Drive to provide borrowers additional time to cure delinquencies rather than pursue immediate repossession.

     Net income from Drive continues to be positive as originations and the volume of portfolio assets grow over time. Based on information provided by Drive, the Company expects that this positive trend will continue.

     The following table details this trend (dollars in thousands):

				Income (Loss)
		Loan	Total	Before Provisions	Provisions	Net Income	FirstCity's
	Originations	Inventory	Assets	on Residual Assets	on Residual Assets	(Loss)	31% Share
2004
1st Quarter	$244,121	$770,042	$915,128	$13,001	$—	$13,001	$4,031
2003
4th Quarter	102,228	623,389	738,829	6,308 ***	(2,087)	4,221	1,308
3rd Quarter	128,688	577,974	700,760	9,132	(3,904)	5,228	1,621
2nd Quarter	127,706	511,212	619,269	8,251	(1,240)	7,011	2,173
1st Quarter	126,118	443,099	551,412	3,707	(1,217)	2,490	689

***	Net of $3.7 million of additional provisions related to loans receivable.

Note: As of March 31, 2004 Drive holds on its balance sheet residual interests with a book value of $30.1 million compared with $56.6 million as of March 31, 2003.

     The following table presents selected information regarding consumer lending:

Analysis of Selected Data
Consumer Lending

	Three Months Ended
	March 31,
	2004	2003
Retail installment contracts acquired	$244,121	$126,118
Origination characteristics:
Face value to wholesale value	102.40%	98.86%
Weighted average coupon	21.10%	20.91%
Purchase discount (% of face value)	17.34%	17.08%
Servicing portfolio
Owned	$437,193	$163,473
Securitized	561,298	559,983

Total	$998,491	$723,456

Owned — number of contracts	34,767	14,570
Securitized — number of contracts	48,452	52,233

Total number of contracts	83,219	66,803

Defaults (% of original loan balance at time of default)	20.77%	21.03%
Net losses on defaults after recovery	10.98%	10.83%
Delinquencies (% of total serviced portfolio)	11.52%	4.66%

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

Liquidity and Capital Resources

     Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to entities formed to acquire Portfolios (“Acquisition Partnerships”), retirement of and interest on preferred stock, and other investments by FirstCity. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt and dividends from the Company’s subsidiaries, borrowings from revolving lines of credit and other credit facilities, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

     In December 2002, FirstCity completed a recapitalization in which holders of redeemable preferred stock, par value $.01 per share, (“New Preferred Stock”) exchanged 1,092,210 shares of New Preferred Stock for 2,417,388 shares of common stock and $10.5 million in cash. As a result, common equity was increased by $18.9 million. During the first quarter of 2003, 4,400 shares of New Preferred Stock were redeemed for 8,200 shares of common stock and $50,000 in cash. FirstCity also recorded a $4 million gain in December 2002 from the release of its guaranty of Drive’s indebtedness to BoS(USA) Inc. (“BoS(USA)”). BoS(USA)’s warrant to purchase 1,975,000 shares of non-voting common stock was cancelled. FirstCity also acquired the minority interest in FirstCity Holdings Corporation held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity, by issuing 400,000 shares of common stock of the Company and a note payable, to be periodically redeemed by the Company for an aggregate of up to $3.2 million out of certain cash collections from servicing income from Portfolios in Mexico. FirstCity valued the loans at the inception date using an imputed interest rate of 4.56% based on the Company’s cost of funds on that date. During the first quarter of 2004, the Company reduced the estimated carrying value of these loans based on an imputed interest rate of 6.94% and revised cash flow projections. FirstCity recorded the change in estimate of $.8 million to other income. At March 31, 2004, these notes had a combined balance of $.5 million and mature in December 2011.

     As a part of the recapitalization, BoS(USA) provided a non-recourse loan in the amount of $16 million to FirstCity, which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity’s debt to the Bank of Scotland (together with BoS(USA), the “Senior Lenders”). The $16 million loan is secured by a 20% interest in Drive (64.51% of FirstCity’s remaining 31% interest in Drive) and other assets of Consumer Lending Corporation (“Consumer Corp.”) as are necessary and only to the extent to allow the Senior Lenders to realize the security interest in the 20% interest in Drive. In connection with the $16 million loan, the Company agreed to pay a contingent fee to BoS (USA) Inc. equal to 20% of all amounts received by the Company upon any sale of the Company’s 20% interest in Drive or any receipt of distributions from Drive related to the 20% ownership interest, once such payments exceed $16 million in the aggregate. During the first quarter of 2004, the Company recorded $.8 million of additional interest expense related to the contingent fee. The Company currently estimates that additional interest expense will be recognized in the amount of $160,000 per quarter through December 2007. This additional interest expense currently has no impact on the Company’s cash flow. The payment of the interest and any gain or income resulting from any sale or distribution will not be recognized until a sale occurs or distribution is received. The Company has no present plans to sell any interest in Drive and does not anticipate that any distributions will be made from Drive in the near future that would result in an obligation to pay a contingent fee.

     In connection with the recapitalization, the Senior Lenders refinanced the remainder of the Company’s debt facilities ($40 million outstanding at March 31, 2004). The Senior Lenders also provided new financing to FirstCity, with a total commitment of up to $59 million, consisting of (a) a $5 million revolving credit loan and (b) an acquisition term loan in an amount up to $54 million. The aggregate amount of outstanding loans under the total commitment by the Senior Lenders for the refinancing and the new financing at any time may not exceed $77 million. Effective as of March 31, 2004, the Company and the Senior Lenders amended the acquisition term loan facility providing for a total amount of term loans to be made up to $54 million in the aggregate to (i) make it into a revolving loan facility providing for a maximum principal balance of loans outstanding at any time of $45 million, (ii) allow loans to be made in Euros up to a maximum amount in Euros that is equivalent to $22.5 million U.S. dollars, (iii) allow loans to be made for acquisition of Portfolio Assets originated outside the United States of up to $22.5 million, (iv) provide for an interest rate of Libor plus 3.75%, (v) provide for the commitment commission to increase from 0.25% to 0.375%, (vi) provide for distribution of 35% of collections from Asset Portfolios to the Company, provided that the aggregate outstanding principal balances of all loans under the facility does not exceed 65% of the total equity interests in Acquisition Partnerships pledged to secure the acquisition facility, and (vii) provide for other modifications that would facilitate the use of the acquisition facility in the United States and other countries. The amended facility continues to provide that the aggregate amount of all outstanding loans under the loan facilities refinanced with the Senior Lenders in December 2002 ($40 million outstanding at March 31, 2004) and the amended acquisition facility and the related $5 million revolving loan are limited to $77 million.

     BoS(USA) has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares under certain specific situations to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock. The warrant will expire on August 31, 2010, if it is not exercised prior to that date.

     In the third quarter of 1999, dividends on the Company’s New Preferred Stock were suspended. At March 31, 2004, accumulated dividends in arrears on New Preferred Stock totaled $1.3 million, or $9.98 per share. Since the Company failed to pay quarterly dividends for six consecutive quarters, the holders of New Preferred Stock are entitled to exercise their right to elect two directors to the Company’s Board until cumulative dividends have been paid in full. To exercise this right, the holders of the New Preferred Stock must follow certain prescribed actions set forth in the Certificate of Designations of the Company’s New Preferred Stock. To date, the holders of the New Preferred Stock have not exercised this right. Dividends on outstanding shares of New Preferred Stock of FirstCity will be restricted until the Tranche II term loan is paid in full. Given the continued high debt levels of the Company, and management’s priority of assuring adequate levels of liquidity, the Company does not anticipate that dividends on New Preferred Stock will be paid prior to September 30, 2005, the date fixed for redemption of the New Preferred Stock.

     The Company has a $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates and matures in March 2005. At March 31, 2004, approximately $23 million was outstanding under this facility.

     In September 2003, FirstCity entered into a Portfolio acquisition facility line of credit with Greenwich Capital Financial Products, Inc., which provides borrowings up to $30 million. The facility obligation was zero at March 31, 2004 and matures September 2004.

     Drive has a warehouse line of credit with BoS(USA), which provides borrowings up to $300 million. Drive’s obligation under this arrangement at March 31, 2003 was $197 million. The debt is secured by Drive’s retail installment contracts and has been extended to February 2005.

     Drive also has a warehouse line of credit agreement with Variable Funding Capital Corporation, a subsidiary of First Union National Bank, which provides borrowings up to $100 million. During the first quarter of 2004, this facility was amended to increase the borrowing limit to $250 million until the sooner of May 31, 2004 or the close of a secured financing transaction. After that event, the limit returns to $100 million. Drive’s obligation under the arrangement at March 31, 2004 was $172 million. The debt is secured by Drive’s retail installment contracts and terminates September 2004.

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

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships and the term and warehouse facilities of Drive, as of March 31, 2004, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $163 million and outstanding borrowings of $88 million.

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

     The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of May 11, 2004 and the outstanding borrowings under such facilities as of March 31, 2004.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	May 11,	March 31,
	2004	2004	Interest Rate	Other Terms and Conditions
	(Dollars in millions)
FirstCity
Company Senior Facility:
Revolving Line of Credit	$5	$2	LIBOR + 2.75%	Secured by the assets of the Company, matures December 2004
Portfolio Acquisition Loan (Term)	32	2	LIBOR + 3.75%	Secured by the assets of the Company, matures November 2006
Tranche I (Term)	28	28	Prime + 2.5%	Secured by the assets of the Company, matures December 2006
Tranche II (Term)	12	12	Fixed at 8.77%	Secured by the assets of the Company, matures December 2007
Commercial Corp.
Term facility	5	5	Bank prime + 0.50%	Secured by existing Portfolio Assets, matures December 2004
Equity investment facility	35	23	Greater of 8.5% or LIBOR + 4.5%	Acquisition facility for the investment in future Acquisition partnerships, matures March 2005
Portfolio acquisition facility	30	—	LIBOR + 4.0%	Secured by Portfolio Assets purchased with The facility, matures September 2004
Unsecured loans payable to senior management	—	—	Fixed at 4.5% to 7.0%	Matures December 2011
Other unsecured loans	—	—	Fixed at 5.4% to 6.5%	Matures 2004
Consumer Corp.
Term loan	16	16	LIBOR + 1.0%	Secured by 20% equity interest in Drive, matures December 2007, non-recourse
Total	$163	$88

Unconsolidated Acquisition Partnerships Term Facilities(1)	$118	$118	Various rates	Secured by Portfolio Assets, various maturities ($11 million due in 2004), non-recourse

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	May 11,	March 31,
	2004	2004	Interest Rate	Other Terms and Conditions
	(Dollars in millions)
Unconsolidated Drive
Warehouse Facility	$300	$198	Prime minus .75%	Secured by warehouse inventory, matures February 2005
Warehouse Facility	250	172	Rate based on Commercial paper rates combined with Certain facility fees	Secured by warehouse inventory, matures September 2004
Bonds payable	412	412	Fixed at 1.09% To 4.09%	Secured by retail installment Contracts, various maturities through October 2009
Subordinate capital Facility	65	54	Fixed at 16%	Secured by all assets of Drive, matures February 2006
	$1,027	$836

(1)	In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Mexican Acquisition Partnerships also have term debt of approximately $223 million outstanding as of March 31, 2004 owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $14 million as Loans Receivable on the Consolidated Balance Sheets.

Forward-Looking Statements

     Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company’s strategic objectives and future performance, which are not historical facts, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, the performance of the Company’s subsidiaries and affiliates; the availability of Portfolio Assets; assumptions underlying Portfolio asset performance; risks associated with foreign operations; currency exchange rate fluctuations; interest rate risk; the degree to which the Company is leveraged; the Company’s continued need for financing; availability of the Company’s credit facilities; the impact of certain covenants in loan agreements of the Company and its subsidiaries; risks of declining value of loans, collateral or assets; the ability of the Company to utilize NOLs; uncertainties of any litigation that might arise from discontinued operations; general economic conditions; foreign social and economic conditions; changes (legislative and otherwise) in the asset securitization industry; fluctuations in residential and commercial real estate values; capital market conditions, including the markets for asset-backed securities; factors more fully discussed and identified in the Company’s Annual Report on Form 10-K, filed March 30, 2004 (including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as in other Securities and Exchange Commission filings of the Company. Many of these factors are beyond the Company’s control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s operations are materially impacted by net gains on sales of loans and net interest margins. The level of gains from loan sales the Company achieves is dependent on demand for the products originated. Net interest margins are dependent on the Company’s ability to maintain the spread or interest differential between the interest it charges the customer for loans and the interest the Company is charged for the financing of those loans. The following describes each component of interest bearing assets held by the Company and how each could be affected by changes in interest rates.

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

     In summary, the Company would be negatively impacted by rising interest rates and declining prices of its sub-prime loans. Rising interest rates would negatively impact the value of residual interests in securitizations currently held and costs of borrowings under the warehouse lines and new secured financings. Declining prices of the Company’s sub-prime loans would adversely affect the levels of gains achieved in the event Drive elects to sell those loans. The Company has not entered into any instruments to minimize this market risk of adverse changes in interest rates or declining prices. There have been no material changes in the quantitative and qualitative risks of the Company since December 31, 2003.

     The Company currently has investments in Mexico and France. In France, the Company’s investments are in the form of equity and represent a significant portion of the Company’s total equity investments. As of March 31, 2004, one U.S. dollar equaled .82 Euros. A sharp change of the Euro relative to the U.S. dollar could materially adversely affect the financial position and results of operations of the Company. A 5% and 10% incremental depreciation of the Euro would result in an estimated decline in the valuation of the Company’s equity investments in France of approximately $.7 million and $1.3 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Euro relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations. As discussed above, on March 31, 2004, the Company amended its acquisition term loan facility with the Senior Lenders to allow loans to be made in Euros up to a maximum amount in Euros that is equivalent to $22.5 million U.S. dollars. Management of the Company feels that this amended loan agreement will help reduce the risk of adverse effects of currency changes on Euro-denominated investments.

     In Mexico, approximately 95% of the Company’s investments in Mexico are made through U.S. dollar denominated loans to the Partnerships located in Mexico. The remaining investment is in the form of equity in these same Partnerships. The loans receivable are required to be repaid in U.S. dollars. Although the U.S. dollar balance of these loans will not change due to a change in the Mexican peso, the future estimated cash flows of the underlying assets in Mexico could become less valuable as a result of a change in the exchange rate for the Mexican peso, and thus could affect the overall total returns to the Company on these investments. As of March 31, 2004, one U.S. dollar equaled 11.1 Mexican pesos. A 5% and 10% incremental depreciation of the peso would result in an estimated decline in the valuation of the Company’s total investments in Mexico of approximately $.9 million and $1.8 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Mexican peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

Item 4. Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

     FirstCity was not involved in any material legal proceedings as of March 31, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None

Item 3. Defaults Upon Senior Securities

     In the first quarter of 1999, dividends on the Company’s adjusting rate preferred stock were suspended. At March 31, 2004, accumulated dividends in arrears on such preferred stock totaled $1.3 million, or $9.98 per share.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

Exhibit
Number		Description of Exhibit
2.1	—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
2.2	—	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
4.1	—	Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).
9.1	—	Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and

Exhibit
Number		Description of Exhibit
Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).
10.1	—	Note Agreement, dated as of June 6, 1997, among Bosque Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque Investment Realty Partners, L.P. and Bankers Trust Company of California, N.A. (incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.2	—	Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).
10.3	—	First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).
10.4	—	Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.34 of the Company’s Form 10-Q dated August 16, 1999, filed with the Commission on August 16, 1999).
10.5	—	Amended and Restated Loan Agreement, dated December 20, 1999, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 22, 1999, filed with the Commission on December 28, 1999).
10.6	—	Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein by reference to Exhibit 10.40 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
10.7	—	Contribution and Assumption Agreement by and between Consumer Corp. and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.41 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
10.8	—	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
10.9	—	Second Amendment to Amended and Restated Loan Agreement, dated December 20, 1999, by and among the Company, as borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
10.10	—	Receivables Financing Agreement, dated August 18, 2000, among Drive BOS LP, Drive Financial Services LP, each Lender, IPA Inc. and Wells Fargo Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.44 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.11	—	Amendment to Loan Agreement and extension of Promissory

Exhibit
Number		Description of Exhibit
Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CFSC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.12	—	Second Amendment, dated as of February 16, 2001, to the Receivables Financing Agreement, dated as of August 18, 2000, among Drive BOS LP, Drive Financial Services LP the Lenders party thereto, IPA Incorporated and Wells Fargo Bank Minnesota, NA (incorporated herein by reference to Exhibit 10.46 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.13	—	Subordinate Capital Loan Agreement, dated as of February 16, 2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and IFA Incorporated (incorporated herein by reference to Exhibit 10.47 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.14	—	Amended and Restated Amendment #4 (Option and Option Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 18, 2002, filed with the Commission on January 18, 2002).
10.15	—	Letter Agreement, dated November 26, 2002, between FirstCity Consumer Lending Corporation and The Governor and Company of the Bank of Scotland, including Form of Promissory Note to be executed by FirstCity Consumer Lending Corporation, payable to The Governor and Company of the Bank of Scotland. (incorporated herein by reference to Exhibit 99(d)(5) of the Company’s Form SC TO-I/A dated November 27, 2002, filed with the Commission on November 27, 2002).
10.16	—	Amended and Restated Loan Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.16 of the Company’s Form 10-K dated April 15, 2003).
10.17	—	Term Loan and Revolving Credit Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-K dated April 15, 2003).
10.18*	—	Fifth amendment, dated March 31, 2004, to the Term Loan and Revolving Credit Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders and Bank of Scotland as Agent.
10.19*	—	Separation Agreement and Release, dated March 31, 2004, by and between G. Stephen Fillip, FirstCity Servicing Corporation and FirstCity Financial Corporation.
10.20*	—	Consultant Agreement, dated April 1, 2004, by and between FirstCity Servicing Corporation and G. Stephen Fillip.
31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Description of Exhibit
32.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
32.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

*	Filed herewith.

     (b) Reports on Form 8-K.

     On January 23, 2004 the Company filed a report on Form 8-K. The report was filed under Item 7 and 11 of Form 8-K in connection with a notice to executive officers and directors of the Company concerning a blackout period under the FirstCity Financial Corporation Employees Profit Sharing and Retirement Plan.

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

Dated: May 14, 2004

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibit
2.1	-	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
2.2	-	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
3.1	-	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
3.2	-	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
4.1	-	Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).
9.1	-	Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).
10.1	-	Note Agreement, dated as of June 6, 1997, among Bosque Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque Investment Realty Partners, L.P. and Bankers Trust Company of California, N.A. (incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).
10.2	-	Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).
10.3	-	First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).
10.4	-	Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.34 of the Company’s Form 10-Q dated August 16, 1999, filed with the Commission on August 16, 1999).
10.5	-	Amended and Restated Loan Agreement, dated December 20, 1999, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank

Exhibit
Number		Description of Exhibit
of Scotland as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 22, 1999, filed with the Commission on December 28, 1999).
10.6	-	Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein by reference to Exhibit 10.40 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
10.7	-	Contribution and Assumption Agreement by and between Consumer Corp. and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.41 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
10.8	-	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
10.9	-	Second Amendment to Amended and Restated Loan Agreement, dated December 20, 1999, by and among the Company, as borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
10.10	-	Receivables Financing Agreement, dated August 18, 2000, among Drive BOS LP, Drive Financial Services LP, each Lender, IPA Inc. and Wells Fargo Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.44 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.11	-	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CFSC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.12	-	Second Amendment, dated as of February 16, 2001, to the Receivables Financing Agreement, dated as of August 18, 2000, among Drive BOS LP, Drive Financial Services LP the Lenders party thereto, IPA Incorporated and Wells Fargo Bank Minnesota, NA (incorporated herein by reference to Exhibit 10.46 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.13	-	Subordinate Capital Loan Agreement, dated as of February 16, 2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and IFA Incorporated (incorporated herein by reference to Exhibit 10.47 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
10.14	-	Amended and Restated Amendment #4 (Option and Option Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 18, 2002, filed with the Commission on January 18, 2002).
10.15	-	Letter Agreement, dated November 26, 2002, between FirstCity Consumer Lending Corporation and The Governor and Company of the Bank of Scotland, including Form of Promissory Note to be executed by FirstCity Consumer Lending Corporation, payable to The Governor and Company of the Bank of Scotland.

Exhibit
Number		Description of Exhibit
(incorporated herein by reference to Exhibit 99(d)(5) of the Company’s Form SC TO-I/A dated November 27, 2002, filed with the Commission on November 27, 2002).
10.16	-	Amended and Restated Loan Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.16 of the Company’s Form 10-K dated April 15, 2003).
10.17	-	Term Loan and Revolving Credit Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-K dated April 15, 2003).
10.18*	-	Fifth amendment, dated March 31, 2004, to the Term Loan and Revolving Credit Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders and Bank of Scotland as Agent.
10.19*	-	Separation Agreement and Release, dated March 31, 2004, by and between G. Stephen Fillip, FirstCity Servicing Corporation and FirstCity Financial Corporation.
10.20*	-	Consultant Agreement, dated April 1, 2004, by and between FirstCity Servicing Corporation and G. Stephen Fillip.
31.1*	-	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	-	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	-	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
32.2*	-	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.