Form 10-Q
period 2004-06-30
FIRSTCITY FINANCIAL CORP
filed 2004-08-16
CIK 828678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004 or

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

     The number of shares of common stock, par value $.01 per share, outstanding at August 13, 2004 was 11,235,687.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,823	$2,745
Portfolio Assets, net	11,238	4,525
Loans receivable from Acquisition Partnerships held for investment	20,333	17,313
Equity investments	85,359	73,146
Deferred tax asset, net	20,101	20,101
Service fees receivable from affiliates	1,033	1,390
Other assets, net	13,528	6,769
Net assets of discontinued operations	5,527	6,150

Total Assets	$160,942	$132,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable to affiliates	$97,856	$88,628
Notes payable other	4,664	2,432
Preferred stock subject to mandatory redemption, including accumulated dividends in arrears of $1,326 and $1,193 at June 30, 2004 and December 31, 2003, respectively, (par value $.01; redemption value of $21 per share; 2,000,000 shares authorized; 126,291 shares issued and outstanding)	3,978	3,846
Minority interest	6,516	3,972
Other liabilities	12,013	4,292

Total Liabilities	125,027	103,170
Commitments and contingencies (note 10)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued and outstanding: 11,235,687 and 11,193,687, respectively)	112	112
Paid in capital	99,288	99,168
Accumulated deficit	(65,775)	(73,923)
Accumulated other comprehensive income	2,290	3,612

Total Stockholders’ Equity	35,915	28,969

Total Liabilities and Stockholders’ Equity	$160,942	$132,139

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Servicing fees from affiliates	$3,716	$4,086	$6,748	$7,593
Gain on resolution of Portfolio Assets	162	272	237	967
Equity in earnings of investments	7,757	6,933	16,969	9,024
Interest income from affiliates	617	911	1,061	1,826
Interest income — other	51	157	136	345
Other income	444	254	1,782	616

Total revenues	12,747	12,613	26,933	20,371
Expenses:
Interest and fees on notes payable to affiliates	2,268	1,804	4,797	3,695
Interest and fees on notes payable — other	102	52	171	114
Interest on shares subject to mandatory redemption	67	—	133	—
Salaries and benefits	3,477	4,098	7,554	7,594
Provision for (recovery of) loan and impairment losses	22	(56)	22	(22)
Occupancy, data processing, communication and other	1,785	1,736	3,237	3,730

Total expenses	7,721	7,634	15,914	15,111
Earnings from continuing operations before income taxes and minority interest	5,026	4,979	11,019	5,260
Provision for income taxes	(471)	(133)	(583)	(254)

Earnings from continuing operations before minority interest	4,555	4,846	10,436	5,006
Minority interest	(1,006)	(609)	(2,038)	(788)

Earnings from continuing operations	3,549	4,237	8,398	4,218
Loss from discontinued operations	(250)	(420)	(250)	(420)

Net earnings	3,299	3,817	8,148	3,798
Accumulated preferred dividends in arrears	—	(67)	—	(133)

Net earnings to common stockholders	$3,299	$3,750	$8,148	$3,665

Basic earnings per common share are as follows:
Earnings from continuing operations	$0.31	$0.37	$0.75	$0.37
Discontinued operations	(0.02)	(0.04)	(0.02)	(0.04)
Net earnings to common stockholders	$0.29	$0.33	$0.73	$0.33
Weighted average common shares outstanding	11,235	11,204	11,216	11,203
Diluted earnings per common share are as follows:
Earnings from continuing operations	$0.30	$0.37	$0.71	$0.37
Discontinued operations	(0.02)	(0.04)	(0.02)	(0.04)
Net earnings to common stockholders	$0.28	$0.33	$0.69	$0.33
Weighted average common shares outstanding	11,820	11,204	11,806	11,203

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

					Accumulated
	Number of				Other	Total
	Common	Common	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Income	Equity
Balances, December 31, 2002	11,195,076	$112	$98,934	$(82,977)	$2,683	$18,752
Issuance of common stock in exchange for redeemable preferred stock	8,200	—	75	—	—	75
Issuance of shares through employee stock purchase plan	1,395	—	3	—	—	3
Exercise of common stock options	6,250	—	12	—	—	12
Refund of unconverted common stock	(17,234)	—	144	—	—	144
Comprehensive income:
Net earnings for 2003	—	—	—	9,187	—	9,187
Foreign currency items	—	—	—	—	2,157	2,157
Unrealized net loss on securitization	—	—	—	—	(1,228)	(1,228)

Total comprehensive income						10,116

Preferred dividends	—	—	—	(133)	—	(133)

Balances, December 31, 2003	11,193,687	112	99,168	(73,923)	3,612	28,969
Exercise of common stock options	42,000	—	120	—	—	120
Comprehensive income:
Net earnings for the first six months of 2004	—	—	—	8,148	—	8,148
Foreign currency items	—	—	—	—	(1,323)	(1,323)
Unrealized net gain on securitization	—	—	—	—	1	1

Total comprehensive income	—	—	—	—	—	6,826

Balances, June 30, 2004	11,235,687	$112	$99,288	$(65,775)	$2,290	$35,915

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$8,148	$3,798
Adjustments to reconcile net earnings to net cash used in operating activities:
Loss from discontinued operations	250	420
Proceeds from resolution of Portfolio Assets	706	4,496
Gain on resolution of Portfolio Assets	(237)	(967)
Purchase of Portfolio Assets and loans receivable, net	(13,372)	(5,172)
Provision for (recovery of) loan and impairment losses	22	(22)
Equity in earnings of investments	(16,969)	(9,024)
Proceeds from performing Portfolio Assets and loans receivable, net	3,186	1,799
Capitalized interest and costs on Portfolio Assets and loans receivable	(92)	(126)
Depreciation and amortization	409	393
(Increase) decrease in service fees receivable from affiliate	357	(396)
Increase in other assets	(2,217)	(927)
Change in estimated notes payable to affiliates	(759)	—
Increase in other liabilities	4,334	1,082

Net cash used in operating activities	(16,234)	(4,646)

Cash flows from investing activities:
Purchase of minority interest by consolidated subsidiary	—	(1,399)
Property and equipment, net	(124)	(625)
Contributions to Acquisition Partnerships and Servicing Entities	(8,552)	(7,275)
Distributions from Acquisition Partnerships and Servicing Entities	13,248	12,778

Net cash provided by investing activities	4,572	3,479

Cash flows from financing activities:
Borrowings under notes payable to affiliates	29,152	13,459
Borrowing under notes payable — other	2,664	2,720
Payments of notes payable to affiliates	(19,136)	(13,587)
Payments of notes payable — other	(432)	(1,148)
Payments for tender of redeemable preferred stock	—	(50)
Proceeds from issuance of common stock	120	2

Net cash provided by financing activities	12,368	1,396

Net cash used in continuing operations	706	229
Net cash provided by (used in) discontinued operations	372	(352)

Net increase (decrease) in cash and cash equivalents	$1,078	(123)
Cash and cash equivalents, beginning of period	2,745	4,118

Cash and cash equivalents, end of period	$3,823	$3,995

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,864	$3,198
Income taxes	242	254
Non-cash financing activities:
Dividends accumulated and not paid on preferred stock	133	133
Balance of redeemable preferred stock and associated dividends relinquished in recapitalization transaction	—	75

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Dollars in thousands, except per share data)

(1)	Basis of Presentation, Earnings per Common Share and Stock-Based Compensation

     FirstCity Financial Corporation (the “Company” or “FirstCity”) is a financial services company with offices throughout the United States and Mexico, with a presence in France and South America. At June 30, 2004, the Company was engaged in two principal reportable segments: (i) portfolio asset acquisition and resolution and (ii) consumer lending through the Company’s minority investment in Drive Financial Services LP (“Drive”). The portfolio asset acquisition and resolution business involves acquiring portfolios of assets or single assets (collectively referred to as “Portfolio Assets”) at a discount to face value and servicing and resolving such portfolios in an effort to maximize the present value of the ultimate cash recoveries. Drive is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers.

     The unaudited consolidated financial statements of FirstCity Financial reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at June 30, 2004, its results of operations for the three-and six month periods ended June 30, 2004 and 2003 and cash flows for the six-month periods ended June 30, 2004 and 2003.

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

     Basic net earnings per common share calculations are based upon the weighted average number of common shares outstanding. Earnings included in the earnings per common share calculation are reduced by minority interest and increased for preferred stock dividends. Potentially dilutive common share equivalents include warrants and stock options in the diluted loss per common share calculations.

     At June 30, 2004, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table represents the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings to common stockholders, as reported	$3,299	$3,750	$8,148	$3,665
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(109)	(34)	(130)	(67)

Pro forma net earnings to common stockholders	$3,190	$3,716	$8,018	$3,598

Net earnings per common share:
Basic — as reported	$0.29	$0.33	$0.73	$0.33

Basic — pro forma	$0.28	$0.33	$0.71	$0.32

Diluted — as reported	$0.28	$0.33	$0.69	$0.33

Diluted — pro forma	$0.27	$0.33	$0.68	$0.32

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(2)	Restructure, Liquidity and Capital Resources

     The Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to entities formed to acquire Portfolios (“Acquisition Partnerships”), retirement of and dividends on preferred stock, and other investments by FirstCity. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt, dividends from the Company’s subsidiaries, borrowings from revolving lines of credit and other credit facilities, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

     In December 2002, FirstCity completed a recapitalization in which holders of redeemable preferred stock, par value $.01 per share, (“New Preferred Stock”) exchanged 1,092,210 shares of New Preferred Stock for 2,417,388 shares of common stock and $10.5 million in cash. As a result, common equity was increased by $18.9 million. During the first quarter of 2003, 4,400 shares of New Preferred Stock were redeemed for 8,200 shares of common stock and $50,000 in cash. FirstCity also recorded a $4 million gain in December 2002 from the release of its guaranty of Drive’s indebtedness to BoS(USA) Inc. (“BoS(USA)”). BoS(USA)’s warrant to purchase 1,975,000 shares of non-voting Common Stock was cancelled. FirstCity also acquired the minority interest in FirstCity Holdings Corporation held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity, by issuing 400,000 shares of common stock of the Company and notes payable, to be periodically redeemed by the Company for an aggregate of up to $3.2 million out of incentive servicing fees related to certain Portfolios in Mexico. FirstCity valued the loans at the inception date using an imputed interest rate of 4.56% based on the Company’s cost of funds on that date. During the first quarter of 2004, the Company reduced the estimated carrying value of these loans based on an imputed interest rate of 6.94% and revised cash flow projections. FirstCity recorded the change in estimate of $.8 million to other income. At June 30, 2004, these notes had a combined balance of $.5 million and mature in December 2011. The Company evaluates the contingent amount of these outstanding notes on a quarterly basis and will make adjustments to the estimated liability as changes in estimated cash flows supporting these notes change.

     As a part of the recapitalization, Bank of Scotland provided a non-recourse loan in the amount of $16 million to FirstCity, which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity’s debt to the Bank of Scotland (together with BoS(USA), the “Senior Lenders”). The $16 million loan is secured by a 20% interest in Drive (64.51% of FirstCity’s remaining 31% interest in Drive) and other assets of FirstCity Consumer Lending Corporation (“Consumer Corp.”) as are necessary and only to the extent to allow the Senior Lenders to realize the security interest in the 20% interest in Drive. In connection with the $16 million loan, the Company agreed to pay a contingent fee to Bank of Scotland equal to 20% of all amounts received by the Company upon any sale of the Company’s 20% interest in Drive or any receipt of distributions from Drive related to the 20% ownership interest, once such payments exceed $16 million in the aggregate. See note 10 for further discussion and accounting treatment of this contingent fee.

     In connection with the recapitalization, the Senior Lenders refinanced the remainder of the Company’s debt facilities ($37 million outstanding at June 30, 2004). The Senior Lenders provided additional financing to FirstCity, increasing the total commitment under the acquisition facility to $59 million, consisting of (a) a $5 million revolving credit loan and (b) an acquisition term loan in an amount up to $54 million. The aggregate amount of outstanding loans under the total commitment by the Senior Lenders for the refinancing and the new financing at any time may not exceed $77 million. Effective as of March 31, 2004, the Company and the Senior Lenders amended the acquisition term loan facility providing for a total amount of term loans to be made up to $54 million in the aggregate to (i) make it into a revolving loan facility providing for a maximum principal balance of loans outstanding at any time of $45 million, (ii) allow loans to be made in Euros up to a maximum amount in Euros that is equivalent to $22.5 million U.S. dollars, (iii) allow loans to be made for acquisition of Portfolio Assets originated outside the United States of up to $22.5 million, (iv) provide for an interest rate of Libor plus 3.50%, (v) provide for the non-utilization fee to increase from 0.25% to 0.375% of the unused balance of the revolving acquisition facility, (vi) provide for distribution of 35% of collections from Asset Portfolios to the Company, provided that the aggregate outstanding principal balances of all loans under the facility does not exceed 65% of the net present value of FirstCity’s interest in Portfolio Assets in Acquisition Partnerships pledged to secure the acquisition facility, and (vii) provide for other modifications that would facilitate the use of the acquisition facility in the United States and other countries. The amended facility continues to provide that the aggregate amount of all outstanding loans under the loan facilities refinanced with the Senior Lenders in December 2002 and the amended acquisition facility and the related $5 million revolving loan are limited to $77 million.

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

     In the third quarter of 1999, dividends on the Company’s New Preferred Stock were suspended. At June 30, 2004, accumulated dividends in arrears on New Preferred Stock totaled $1.3 million, or $10.50 per share. The accumulated dividends in arrears were paid on July 29, 2004 to the holders of record as of July 22, 2004. The dividend covered the period from July 1, 1999 through June 30, 2004. Because the dividend was in excess of 25% of the value of the New Preferred Stock, the ex dividend date for the security was July 30, 2004, the day after the payable date. The Company halted payment of dividends on New Preferred Stock as of July 1, 1999, due to liquidity constraints resulting from financial difficulties the Company experienced at the time. Since then, the Company’s bank lending agreements have prohibited the payment of any dividends on New Preferred Stock. Giving consideration to its successful recapitalization in December of 2002, and resulting improvement in its balance sheet, liquidity and earnings, the Company recently sought and received a waiver of the restrictions on dividend payments from its lender.

     There are currently 126,291 shares of New Preferred Stock outstanding. The issue, which matures in September 2005, has a $21.00 per share liquidation preference and $2.10 per share annual dividend rate. The Company expects to make quarterly dividend payments of $.525 per share beginning in October of 2004, until the shares are retired.

     The Company has a $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill (the “Cargill Facility”). This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates and matures in March 2005. At June 30, 2004, approximately $24.9 million was outstanding under this facility.

     In September 2003, FirstCity entered into a Portfolio acquisition facility line of credit with Greenwich Capital Financial Products, Inc., which provides borrowings up to $30 million. The facility obligation was zero at June 30, 2004 and matures September 2004.

     Management believes that the loan facilities provided by the Senior Lenders along with the liquidity from the Cargill Facility, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

(3)	New Accounting Pronouncements

     In November 2003, the FASB issued Staff Position, No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Staff Position 150-3”). Staff Position 150-3 defers the application of various provisions of SFAS 150 for specified mandatorily redeemable noncontrolling interests in consolidated limited-life entities. FirstCity has minority interests in various limited-life partnerships with a carrying value of $1.4 million at June 30, 2004. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at June 30, 2004 is $.9 million.

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

     In December 2003, the FASB issued a revision to Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), which was originally issued in January 2003. FIN 46R provides guidance on the consolidation of certain entities when control exists through other than voting (or similar) interests and was effective immediately with respect to entities created after January 31, 2003. For certain special purpose entities created prior to February 1, 2003, FIN 46R became effective for financial statements issued after December 15, 2003. For all other entities created prior to February 1, 2003, FIN 46R became effective January 1, 2004.

     FIN 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”). FirstCity holds significant variable interests in certain Acquisition Partnerships, which would be characterized as

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VIE’s. However, FirstCity is not deemed to be the primary beneficiary of any of these entities based on the criteria set forth in FIN46R. At June 30, 2004, FirstCity’s maximum exposure to loss as a result of its involvement with the VIE’s is $34 million.

(4)	Discontinued Operations

     The Company recorded a provision of $.3 million in the first six months of 2004 and $.4 million in the first six months of 2003 for additional losses from discontinued operations. The provisions primarily relate to reductions in anticipated future cash flows from securitization trusts due to increased prepayment speeds and losses. The net assets from discontinued operations consist of the following:

	June 30,	December 31,
	2004	2003
Estimated future gross cash receipts on residual interests in securitizations	$5,777	$6,399
Accrual for loss on operations and disposal of discontinued operations, net	(250)	(249)

Net assets of discontinued operations	$5,527	$6,150

     The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. Although the liquidation or run-off of these investment securities will last longer than one year, the Company is contractually obligated to service the securitized assets. The Company has considered the estimated future gross cash receipts for such investment securities in the computation of the value of such investment securities. The cash flows are collected over a period of time and are valued using prepayment assumptions of 29% to 32% for fixed rate loans and 23% to 25% for variable rate loans. Overall loss rates are estimated from 2% to 13% of collateral.

(5)	Portfolio Assets

     Portfolio Assets are summarized as follows:

	June 30,	December 31,
	2004	2003
Non-performing Portfolio Assets	$39,176	$27,071
Performing Portfolio Assets	2,318	2,682
Real estate Portfolios	283	283

Total Portfolio Assets	41,777	30,036
Adjusted purchase discount required to reflect Portfolio Assets at carrying value	(30,539)	(25,511)

Portfolio Assets, net	$11,238	$4,525

     Portfolio Assets are pledged to secure notes payable that are non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.

(6)	Loans Receivable from Acquisition Partnerships Held for Investment

     Loans receivable from Acquisition Partnerships held for investment consist primarily of loans from certain partnerships located in Mexico and are summarized as follows:

	June 30,	December 31,
	2004	2003
Latin America	$17,721	$13,351
Europe	1,169	2,604
Domestic	1,443	1,358

	$20,333	$17,313

     There were no provisions recorded on these loans during the second quarter of 2004 and 2003. The loans receivable from Acquisition Partnerships are secured by the assets/loans acquired by the partnerships with purchase money loans provided by affiliates of the investors to the partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     Equity method losses which were recorded to reduce the loans and interest receivable from the Mexican partnerships were $.5 million and $1.6 million during the first six months of 2004 and 2003, respectively, in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee.

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

Condensed Combined Balance Sheets

	June 30,	December 31,
	2004	2003
Assets	$507,185	$525,493

Liabilities	$433,814	$441,677
Net equity	73,371	83,816

	$507,185	$525,493

Equity investment in Acquisition Partnerships	$55,088	$53,098
Equity investment in servicing entities	4,447	4,381

	$59,535	$57,479

Condensed Combined Summary of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Proceeds from resolution of Portfolio Assets	$63,297	$60,610	$125,632	$118,193
Gain on resolution of Portfolio Assets	22,140	22,245	42,709	43,234
Interest income on performing Portfolio Assets	2,265	1,983	5,165	4,128
Net earnings (loss)	811	17,080	16,855	(3,958)

Equity in earnings of Acquisition Partnerships	$2,492	$4,114	$6,337	$5,128
Equity in earnings of servicing entities	147	103	477	319

	$2,639	$4,217	$6,814	$5,447

     The assets and equity of the Acquisition Partnerships and equity investments in the Acquisition Partnerships are summarized by geographic region below. The WAMCO Partnerships represent limited partnerships and limited liability companies in which the Company has a common ownership with Cargill. MinnTex Investment Partners LP is considered to be a significant subsidiary of FirstCity.

	June 30,	December 31,
	2004	2003
Assets:
Domestic:
WAMCO Partnerships	$199,228	$205,134
MinnTex Investment Partners LP	1,162	1,530
Other	10,199	10,164
Latin America	201,986	186,431
Europe	94,610	122,234

	$507,185	$525,493

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	June 30,	December 31,
	2004	2003
Equity (deficit):
Domestic:
WAMCO Partnerships	$87,999	$84,589
MinnTex Investment Partners LP	1,064	1,418
Other	6,080	6,218
Latin America	(89,896)	(86,412)
Europe	68,124	78,003

	$73,371	$83,816

Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$37,281	$33,413
MinnTex Investment Partners LP	351	514
Other	3,024	3,037
Latin America	995	1,021
Europe	13,437	15,113

	$55,088	$53,098

     Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Domestic:
WAMCO Partnerships	$8,415	$11,689	$14,849	$18,041
MinnTex Investment Partners LP	2,274	3,452	4,804	6,708
Other	4	30	48	39
Latin America	6,574	5,131	10,812	12,137
Europe	7,411	4,420	17,877	11,446

	$24,678	$24,722	$48,390	$48,371

Net earnings (loss):
Domestic:
WAMCO Partnerships	$4,450	$6,889	$7,019	$10,256
MinnTex Investment Partners LP	2,031	3,051	4,284	5,911
Other	(202)	(94)	(384)	(231)
Latin America	(9,429)	4,782	(5,729)	(26,735)
Europe	3,961	2,452	11,665	6,841

	$811	$17,080	$16,855	$(3,958)

Equity in earnings (loss) of Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$1,980	$2,251	$3,247	$3,685
MinnTex Investment Partners LP	671	1,007	1,414	1,950
Other	(57)	6	(118)	(24)
Latin America	(891)	390	(779)	(1,670)
Europe	789	460	2,573	1,187

	$2,492	$4,114	$6,337	$5,128

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     Combining statements of operations for the WAMCO Partnerships for the three and six month periods ended June 30, 2004 and 2003 follow. FC Properties, Ltd. (“FC Properties”), WAMCO XXVIII, Ltd. (“WAMCO XXVIII”) and WAMCO XXX, Ltd. (“WAMCO XXX”) are considered to be significant subsidiaries of FirstCity.

Three Months Ended June 30, 2004

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$2,256	$4,520	$2,103	$16,169	$25,048
Cost of Portfolio Assets resolved	697	3,677	1,553	12,188	18,115

Gain on resolution of Portfolio Assets	1,559	843	550	3,981	6,933
Interest income on performing Portfolio Assets	—	93	—	1,381	1,474
Interest and fees expense — affiliate	—	(114)	—	(390)	(504)
Interest and fees expense — other	—	(81)	(111)	(461)	(653)
Provision for loan and impairment losses	—	(35)	—	(29)	(64)
Service fees — affiliate	(67)	(171)	(80)	(700)	(1,018)
General, administrative and operating expenses	(1,322)	82	(99)	(387)	(1,726)
Other income, net	1	1	1	5	8

Net earnings	$171	$618	$261	$3,400	$4,450

Three Months Ended June 30, 2003

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$5,740	$6,276	$10,923	$7,657	$30,596
Cost of Portfolio Assets resolved	1,454	4,773	8,300	6,195	20,722

Gain on resolution of Portfolio Assets	4,286	1,503	2,623	1,462	9,874
Interest income on performing Portfolio Assets	—	368	—	1,041	1,409
Interest and fees expense — affiliate	—	(164)	(119)	(282)	(565)
Interest and fees expense — other	—	(189)	(225)	(149)	(563)
Provision for loan and impairment losses	—	(62)	—	(20)	(82)
Service fees — affiliate	(172)	(230)	(359)	(401)	(1,162)
General, administrative and operating expenses	(1,955)	(129)	(178)	(166)	(2,428)
Other income, net	—	3	4	399	406

Net earnings	$2,159	$1,100	$1,746	$1,884	$6,889

Six Months Ended June 30, 2004

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$2,943	$6,572	$6,453	$29,493	$45,461
Cost of Portfolio Assets resolved	948	5,190	4,923	22,629	33,690

Gain on resolution of Portfolio Assets	1,995	1,382	1,530	6,864	11,771
Interest income on performing Portfolio Assets	—	153	—	2,908	3,061
Interest and fees expense — affiliate	—	(228)	—	(890)	(1,118)
Interest and fees expense — other	—	(185)	(244)	(853)	(1,282)
Provision for loan and impairment losses	—	(70)	—	(581)	(651)
Service fees — affiliate	(88)	(263)	(232)	(1,290)	(1,873)
General, administrative and operating expenses	(1,988)	44	(208)	(754)	(2,906)
Other income, net	2	2	3	10	17

Net earnings	$(79)	$835	$849	$5,414	$7,019

Six Months Ended June 30, 2003

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$5,972	$9,257	$21,556	$9,700	$46,485
Cost of Portfolio Assets resolved	1,493	6,914	16,116	7,671	32,191

Gain on resolution of Portfolio Assets	4,479	2,343	5,443	2,029	14,294
Interest income on performing Portfolio Assets	—	778	—	2,154	2,932
Interest and fees expense – affiliates	—	(326)	(595)	(599)	(1,520)
Interest and fees expense – other	—	(410)	(225)	(332)	(967)
Provision for loan losses	—	(174)	—	(352)	(526)
Service fees – affiliate	(179)	(382)	(711)	(547)	(1,819)
General, administrative and operating expenses	(2,101)	(202)	(308)	(342)	(2,953)
Other income, net	—	5	7	803	815

Net earnings	$2,199	$1,632	$3,611	$2,814	$10,256

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     Statements of operations for MinnTex Investment Partners LP for the three and six month periods ending June 30, 2004 and 2003 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Proceeds from resolution of Portfolio Assets	$2,368	$3,928	$5,052	$7,817
Cost of Portfolio Assets resolved	95	477	250	1,112

Gain on resolution of Portfolio Assets	2,273	3,451	4,802	6,705
Service fees — affiliate	(237)	(393)	(505)	(782)
General, administrative and operating expenses	(6)	(8)	(15)	(15)
Other income	1	1	2	3

Net earnings	$2,031	$3,051	$4,284	$5,911

     FirstCity also has an investment in Drive that is accounted for under the equity method. The condensed consolidated financial position and results of operations of Drive are summarized below:

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003
Cash	$32,568	$19,013
Restricted cash	134,517	47,623
Retail installment contracts, net	861,461	623,389
Residual interests in securitizations	19,637	29,094
Other assets	25,853	19,711

Total assets	$1,074,036	$738,830

Notes payable	$986,861	$683,758
Other liabilities	20,518	14,631

Total liabilities	1,007,379	698,389
Net equity	66,657	40,441

	$1,074,036	$738,830

Equity investment in Drive	$25,824	$15,667
Minority interest	(5,160)	(3,131)

Net investment in Drive	$20,664	$12,536

Condensed Consolidated Summary of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Finance and other interest income	$71,138	$46,182	$131,581	$85,485
Interest expense	9,903	8,104	19,111	14,297

Net interest margin	61,235	38,078	112,470	71,188

Provision for credit losses on retail installment contracts	32,295	15,864	56,795	30,028
Impairment of residual interests in securitizations, including servicing asset	—	1,240	—	2,457

Net interest margin after provision for credit losses and impairments	28,940	20,974	55,675	38,703

Other revenues:
Servicing income	6,672	5,837	13,857	11,429
Other income	1,036	572	1,977	1,126

Total other revenues	7,708	6,409	15,834	12,555

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Costs and expenses:
Salaries and benefits	8,302	10,605	18,018	23,086
Servicing expense	8,872	7,019	17,528	13,453
Occupancy, data processing, communication, and other	6,262	2,748	9,750	5,218

Total costs and expenses	23,436	20,372	45,296	41,757

Net income	$13,212	$7,011	$26,213	$9,501

Equity in earnings of Drive	$5,118	$2,716	$10,155	$3,577
Minority interest	(1,023)	(543)	(2,029)	(715)

Net equity in earnings of Drive.	$4,095	$2,173	$8,126	$2,862

(8)	Segment Reporting

     The Company is engaged in two reportable segments: (i) Portfolio Asset acquisition and resolution; and (ii) consumer lending. These segments have been segregated based on products and services offered. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries. The consumer lending business is conducted through the Company’s equity investment in Drive. Drive is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers. The following is a summary of results of operations for each of the segments and reconciliation to earnings (loss) from continuing operations for the three months and the six months ended June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$3,716	$4,086	$6,748	$7,593
Gain on resolution of Portfolio Assets	162	272	237	967
Equity in earnings of investments	2,639	4,217	6,814	5,447
Interest income	667	1,067	1,196	2,169
Other	286	181	1,417	483

Total	7,470	9,823	16,412	16,659
Expenses:
Interest and fees on notes payable	879	575	1,658	1,261
Salaries and benefits	2,938	3,303	5,979	6,145
Provision for loan and impairment losses	22	(56)	22	(22)
Occupancy, data processing, communication and other	1,226	1,189	2,225	2,570
Minority interest	(17)	66	9	73

Total	5,048	5,077	9,893	10,027

Operating contribution before direct taxes	$2,422	$4,746	$6,519	$6,632

Operating contribution, net of direct taxes	$2,424	$4,636	$6,467	$6,413

Consumer Lending:
Revenues:
Equity in earnings of investment	$5,118	$2,716	$10,155	$3,577
Other	19	—	22	—

Total	5,137	2,716	10,177	3,577
Expenses:
Interest and fees on notes payable	532	93	1,417	188
Occupancy, data processing, communication and other	1	6	4	12
Minority interest	1,023	543	2,029	715

Total	1,556	642	3,450	915

Operating contribution before direct taxes	$3,581	$2,074	$6,727	$2,662

Operating contribution, net of direct taxes	$3,182	$2,052	$6,300	$2,627

Total operating contribution, net of direct taxes	$5,606	$6,688	$12,767	$9,040

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Corporate Overhead:
Corporate interest expense	$1,026	$1,188	$2,026	$2,360
Salaries and benefits, occupancy, professional and other income and expenses, net	1,031	1,263	2,343	2,462

Earnings from continuing operations	$3,549	$4,237	$8,398	$4,218

     All of the revenues from the consumer lending segment are attributable to domestic operations. Revenues from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
Domestic	$4,185	$5,387	$8,328	$9,794
Latin America	2,265	3,795	4,862	5,220
Europe	1,020	641	3,222	1,645

Total	$7,470	$9,823	$16,412	$16,659

     Total assets for each of the segments and a reconciliation to total assets is as follows:

	June 30,	December 31,
	2004	2003
Cash	$3,823	$2,745
Portfolio acquisition and resolution assets
Domestic	53,355	42,872
Latin America	18,788	14,468
Europe	19,828	23,088
Consumer assets	25,824	15,685
Deferred tax asset, net	20,101	20,101
Other non-earning assets, net	13,696	7,030
Net assets of discontinued operations	5,527	6,150

Total assets	$160,942	$132,139

(9)	Income Taxes

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

     FirstCity is obligated to pay Bank of Scotland an arrangement fee related to the $16 million loan equal to 20% of all proceeds and other amounts paid to FirstCity from any sale or other disposition (regardless of when such sale or other disposition occurs) of, and of all dividends and other distributions paid to FirstCity by Drive or its general partner (regardless of when such dividend or other distribution occurs) on a 20% interest in Drive, in each case in excess of $16 million in the aggregate. An equal amount of loan discount (included in other assets) and participation liability (included in other liabilities) is recorded based on the estimated amount of this contingent fee. The loan discount is amortized into interest expense over the remaining term of the loan. At June 30, 2004, the estimated liability for this contingent fee was $7.5 million. Additionally, amortization of $1.2 million was recognized during the first six months of 2004. The Company currently estimates that additional interest expense will be recognized in the amount of $.4 million per quarter through December 2007. This additional interest expense currently has no impact on the Company’s cash flow. The interest will not be paid and any gain or income resulting from any sale or distribution will not be recognized until a sale occurs or distributions are received that exceed $16 million in the aggregate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     FirstCity is a financial services company engaged in the acquisition and resolution of portfolios of assets or single assets (collectively referred to as “Portfolio Assets”). The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such portfolios in an effort to maximize the present value of the ultimate cash recoveries. FirstCity also has an equity investment in Drive Financial Services LP (“Drive”). Drive is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers.

     During the second quarter of 2004 the Company recorded earnings to common stockholders on a diluted basis of $3.3 million or $.28 per common share. The operating contribution from the Portfolio Asset Acquisition and Resolution segment was $2.4 million compared with $4.6 million for the same period in 2003. The Consumer segment and its related investment in Drive generated $3.2 million in earnings contribution during the second quarter of 2004, an increase of $1.5 million over the second quarter of 2003.

     The decreased earnings contribution from the Portfolio Asset Acquisition business of $2.2 million is primarily related to Mexican Peso exchange losses of $.7 million during the quarter when compared to gains of $1.1 million in the second quarter of 2003. Also, during the second quarter of 2003, FirstCity and several Acquisition Partnerships completed a loan sale, which resulted in $1.0 million of additional revenues to the Company.

     The Company was able to invest $18.7 million in portfolio acquisitions of $86 million during the quarter of which $35 million was purchased in the U.S., $41 million in Mexico and $10 million in France.

     The Company’s 31% investment in Drive generated $4.1 million for the quarter. After interest and other expenses, the net contribution was $3.2 million from the Consumer segment of the business.

     Although the Company’s primary revenues are generated by the Portfolio Asset Acquisition and resolution business and the Company’s investment in Drive, other items such as interest expense and the effects of discontinued operations could have an impact on net income. During the second quarter 2004 corporate interest and overhead was down slightly when compared to the second quarter 2003 and provisions from discontinued operations were $250,000 in the second quarter 2004 compared to $420,000 in 2003. The Company received $123,000 and zero in cash flow from the residual interests during the second quarter of 2004 and 2003, respectively.

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

     As a result of the significant period to period fluctuations in the revenues and earnings and losses of the Company’s Portfolio Asset acquisition and resolution business, period to period comparisons of the Company’s results of continuing operations may not be meaningful.

     Components of the results for the three months and six months ended June 30, 2004 and 2003, respectively, are detailed below (dollars in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Portfolio Asset Acquisition and Resolution	$2,424	$4,636	$6,467	$6,413
Consumer	3,182	2,052	6,300	2,627
Corporate interest	(1,026)	(1,188)	(2,026)	(2,360)
Corporate overhead	(1,031)	(1,263)	(2,343)	(2,462)

Earnings from continuing operations	3,549	4,237	8,398	4,218
Accrued preferred dividends	—	(67)	—	(133)
Loss from discontinued operations	(250)	(420)	(250)	(420)

Net earnings to common stockholders	$3,299	$3,750	$8,148	$3,665

Diluted earnings per common share	$0.28	$0.33	$0.69	$0.33

Results of Operations

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

Second Quarter 2004 Compared to Second Quarter 2003

     The Company reported net earnings of $3.3 million in the second quarter of 2004 compared to earnings of $3.8 million in the second quarter of 2003. On a per share basis, diluted net earnings to common stockholders were $.28 in the second quarter of 2004 compared to earnings of $.33 in the second quarter of 2003.

Portfolio Asset Acquisition and Resolution

     The operating contribution from the Portfolio Asset acquisition and resolution segment was $2.4 million in the second quarter of 2004 compared to $4.6 million in the second quarter of 2003. FirstCity purchased $85.8 million of Portfolio Assets during the second quarter of 2004 ($81.0 million through Acquisition Partnerships), compared to $32.2 million in the second quarter of 2003. The quarter end investment in wholly owned Portfolio Assets increased to $11.2 million from $5.9 million at June 30, 2004 and 2003, respectively, as a result of recent acquisitions.

     Servicing fee revenues. Servicing fee revenues decreased by 9% to $3.7 million in the second quarter of 2004 from $4.1 million in the second quarter of 2003. Service fees from domestic Partnerships decreased $.3 million. In June 2003, FirstCity and several Acquisition Partnerships completed a loan sale of performing and non-performing Portfolio Assets with a carrying value of $8.3 million for proceeds of $10.0 million, resulting in $.3 million of additional service fees.

     Gain on resolution of Portfolio Assets. The net gain on resolution of Portfolio Assets decreased from $.3 million in the second quarter of 2003 to $.2 million in the second quarter of 2004 as a result of higher collections received on one non-performing Portfolio in 2003.

     Equity in earnings of investments. Equity in earnings of Acquisition Partnerships decreased 39% to $2.5 million in the second quarter of 2004 compared to $4.1 million in the second quarter of 2003. Following is a discussion of equity earnings by geographic region. See note 7 for summary of revenues and earnings of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships.

•	Domestic — Equity in earnings of domestic Acquisition Partnerships decreased 20% to $2.6 million in the second quarter of 2004 from $3.3 million in 2003 primarily due to a bulk loan sale in 2003, which generated an additional $.7 million in equity earnings.

•	Latin America — Equity in losses of Mexican Acquisition Partnerships were $.9 million in the second quarter of 2004 compared to equity in earnings of $.4 million in 2003. These partnerships reflected net losses of $9.4 million in the second quarter of 2004 compared to earnings of $4.8 million in 2003. Approximately $17 million of the earnings in 2003 were due to foreign exchange gains recognized by the partnerships. In the second quarter of 2004, the partnerships recorded $8.5 million of foreign exchange losses. In addition, $2.7 million of interest expense was recorded in the second quarter of 2004 compared to

$12 million in 2003. This interest is owed to affiliates of the investors in these partnerships, of which FirstCity recorded $.5 million and $.9 million, respectively, as interest income.

•	Europe — Equity in earnings of Acquisition Partnerships located in France increased 72% to $.8 million in the second quarter of 2004 from $.5 million in 2003. This increase is principally due to the addition of three French Partnerships during 2003, which accounted for $.3 million in equity in earnings in 2004. During the second quarter of 2004, FirstCity also recorded $.2 million in foreign currency transactions gains (included in other expenses) relating to investments in France.

     Interest income. Interest income decreased 37% from $1.1 million in the second quarter of 2003 to $.7 million in the second quarter of 2004. This decrease is primarily due to the Acquisition Partnerships and their lenders amending three loan agreements with Acquisition Partnerships located in Mexico in the third quarter of 2003 to provide for no interest to be payable with respect to periods after the effective date of the amendments. This change had no impact on the consolidated net earnings, as the effect is offset through equity earnings in these Partnerships.

     Other income. Other income increased 58% to $.3 million in the second quarter of 2004 from $.2 million in the second quarter of 2003 primarily as a result of reimbursements of due diligence expenses, which will vary from period to period.

     Expenses. Operating expenses were $5.0 million in the second quarter of 2004 compared to $5.1 million in 2003.

     Interest and fees on notes payable increased 53% from $.6 million in the second quarter of 2003 to $.9 million in 2004. The average debt for the quarter increased from $25.3 million in the second quarter of 2003 to $39.7 million in the second quarter of 2004. The average cost of borrowing decreased from 9.1% in the second quarter of 2003 to 8.9% in the second quarter of 2004.

     Salaries and benefits decreased $.4 million or 11% to $2.9 million in the second quarter of 2004 from $3.3 million in 2003. Total personnel within the Portfolio Asset acquisition and resolution segment were 204 and 236 at June 30, 2004 and 2003, respectively.

     The provision for loan and impairment losses was minimal in the second quarter of 2004. The Company recorded a net credit of $56,000 to provision for loan and impairment losses in the second quarter of 2003 due to a $61,000 recovery on one real estate Portfolio.

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

     There were no provisions recorded on loans receivable from Acquisition Partnerships during the second quarter of 2004 and 2003. The loans receivable from Acquisition Partnerships are secured by the assets/loans acquired by the partnerships with purchase money loans provided by affiliates of the investors in the partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.

     Occupancy, data processing, communication and other expenses was flat from period to period.

     Minority interest expense was minimal from period to period.

Consumer Lending

     FirstCity’s consumer lending segment consists of the Company’s net investment in Drive. The operating contribution for the second quarter of 2004 was $3.2 million compared to $2.1 million during the second quarter of 2003.

     Equity in earnings of investment. FirstCity recorded equity in earnings of Drive, net of minority interest, of $4.1 million in the second quarter of 2004 compared to $2.2 million in 2003. Drive recorded net income of $13.2 million in the second quarter of 2004 compared to $7 million in the second quarter of 2003. Drive’s inventory of retail installment contracts has grown from $511 million at June 30, 2003 to $861 million at June 30, 2004. Consequently, net interest margin after provision for credit losses and impairments at Drive rose from $21.0 million to $29 million during the second quarter of 2003 and 2004, respectively.

     Interest and fees on notes payable. Interest and fees on notes payable increased from $93,000 in the second quarter of 2003 to $.5 million in 2004. During the second quarter of 2004, FirstCity recorded $.4 million of additional interest expense related to the contingent fee arrangement with the Bank of Scotland. See note 10 of the consolidated financial statements for further discussion of this contingent fee.

Other Items Affecting Operations

     The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.

     Corporate interest and overhead. Company level interest expense decreased by 14% to $1.0 million in the second quarter of 2004 from $1.2 million in the second quarter of 2003. Average debt declined to $41.0 million in the second quarter of 2004 from $47.2 million in 2003. Also, beginning with the third quarter of 2003, dividends on the New Preferred Stock are included in corporate interest expense. Other corporate overhead expenses decreased 18% to $1.0 million in the second quarter of 2004 from $1.3 million in 2003 primarily due to decreased salaries and benefits.

     Income taxes. Provision for income taxes was $.5 million in the second quarter of 2004 and related primarily to federal alternative minimum taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that are available to the Company. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the second quarters of 2004 and 2003.

     Discontinued Operations. The Company recorded a provision of $.3 million in the second quarter of 2004 for additional losses from discontinued operations compared to $.4 million in 2003. The additional provisions primarily relate to a decrease in the estimated future gross cash receipts on residual interests in securitizations. These securities are in “run-off,” and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. The decrease in the estimated future gross cash receipts is partially a result of the actual losses exceeding the losses projected by the valuation model. In addition, prepayment assumptions have increased to take into consideration the lower market rates and higher than predicted actual prepayments over the past quarter. As the securities “run off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

First Six Months of 2004 Compared to First Six Months of 2003

     The Company reported earnings from continuing operations of $8.4 million in the first six months of 2004. Net earnings to common stockholders were $8.1 million in the first six months of 2004 compared to $3.7 million in the first six months of 2003. On a per share basis, diluted net earnings to common stockholders were $.69 in the first six months of 2004 compared to $.33 in the first six months of 2003.

Portfolio Asset Acquisition and Resolution

     The operating contribution in the first six months of 2004 was $6.5 million compared to $6.4 million for the same period last year. FirstCity purchased $92.5 million of Portfolio Assets during the first six months of 2004 ($85.0 through Acquisition Partnerships), compared to $32.2 million in acquisitions in the first six months of 2003. FirstCity’s investment in these acquisitions was $21.8 million and $11.4 million in the first six months of 2004 and 2003, respectively. FirstCity’s quarter end investment in wholly-owned Portfolio Assets increased to $11.2 million from $5.9 million at June 30, 2004 and 2003, respectively.

     Servicing fee revenues. Servicing fee revenues decreased 11% from $7.6 million in the first six months of 2003 to $6.7 million in 2004. Service fees from the Mexican partnerships decreased $.5 million or 10% as a result of efforts to reduce operating costs in Mexico. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. Service fees from the domestic Acquisition Partnerships decreased from $2.6 million in the first six months of 2003 to $2.3 million in 2004. In June 2003, FirstCity and several Acquisition Partnerships completed a loan sale of performing and non-performing Portfolio Assets with a carrying value of $8.3 million for proceeds of $10.0 million, resulting in $.3 million of service fees.

     Gain on resolution of Portfolio Assets. The net gain on resolution of Portfolio Assets decreased from $1.0 million in the first six months of 2003 to $.2 million in the first six months of 2004 primarily due to one non-performing Portfolio generating proceeds of $2.7 million and a net gain of $.5 million during 2003.

     Equity in earnings of investments. Equity in earnings of Acquisition Partnerships increased 23.6% to $6.3 million in the first six months of 2004 compared to $5.1 million in the first six months of 2003. Following is a discussion of equity earnings by geographic region. See note 7 for summary of revenues and earnings of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships.

•	Domestic — Equity in earnings of domestic Acquisition Partnerships decreased 19% to $4.5 million in the first six months of 2004 from $5.6 million in 2003 primarily as a result of a loan sale completed during the second quarter of 2003, which resulted in $.7 million of additional equity earnings to the Company.

•	Latin America — Equity in loss of Mexican Acquisition Partnerships was $.8 million in the first six months of 2004 compared to $1.7 million in 2003. These partnerships reflected a loss of $5.7 million in the first six months of 2004 compared to $26.7 million in 2003. The partnerships recorded foreign exchange losses of $2.0 million in the first six months of 2004 compared to $6.1 million in 2003. Interest expense of $4.8 million and $24.8 million were recorded during the first six months of 2004 and 2003, respectively. This interest is owed to the investors of these partnerships, of which FirstCity recorded $.9 million and $1.7 million, respectively, as interest income. Excluding effects of foreign currency transactions and interest expense, these partnerships reflected adjusted net earnings of $1.1 million in the first six months of 2004 compared to $4.2 million in 2003.

•	Europe — Equity in earnings of Acquisition Partnerships located in France increased to $2.6 million in the first six months of 2004 compared to $1.2 million in 2003. This increase is principally due to the addition of three French Partnerships, which accounted for $1.4 million in equity earnings in 2004. During the first six months of 2004, FirstCity also recorded $.6 million in foreign currency transaction gains (included in other expenses) relating to investments in France.

     Interest income. Interest income decreased 45% from $2.2 million in the first six months of 2003 to $1.2 million in the first six months of 2004. This decrease is primarily due to the Acquisition Partnerships and their lenders amending three loan agreements with Acquisition Partnerships located in Mexico in the third quarter of 2003 to provide for no interest to be payable with respect to periods after the effective date of the amendments. This change had no impact on the consolidated net earnings, as the effect is offset through equity earnings in these Partnerships.

     Other income. Other income was $1.4 million in the first six months of 2004 compared to $.5 million in 2003. In the first Quarter of 2004, FirstCity reduced the estimated carrying value of loans payable to certain members of management by $.8 million. See further discussion related to these loans in note 2 of the consolidated financial statements.

     Expenses. Operating expenses were $9.9 million in the first six months of 2004 compared to $10.0 million in 2003.

     Interest and fees on notes payable increased 31% to $1.7 million in the first six months of 2004 from $1.3 million in 2003. The average debt for the period increased to $35.0 million in the first six months of 2004 from $26.3 million in the first six months of 2003.

     Salaries and benefits decreased $.2 million, or 3%. Total personnel within the Portfolio Asset acquisition and resolution segment were 204 and 236 at June 30, 2004 and 2003, respectively.

     The provision for loan and impairment losses was minimal in the first six months of 2004. The Company recorded a net credit of $22,000 to provision for loan and impairment losses in the first six months of 2003 due to a $61,000 recovery on one real estate Portfolio.

     Occupancy, data processing, communication and other expenses declined 13% from $2.6 million in the first six months of 2003 to $2.2 million in 2004 primarily due to increased foreign currency gains recorded in 2004.

     Minority interest expense increased was minimal from period to period.

Consumer Lending

     FirstCity’s consumer lending segment consists of the Company’s net investment in Drive. The operating contribution for the first six months of 2004 was $6.3 million compared to $2.6 million during the first six months of 2003.

     Equity in earnings of investment. FirstCity recorded equity in earnings of Drive, net of minority interest, of $8.1 million in the first six months of 2004 compared to $2.9 million in 2003. Drive recorded net income of $26.2 million in the first six months of 2004 compared to $9.5 million in the first six months of 2003. Drive’s inventory of retail installment contracts has grown from $511 million at June 30, 2003 to $861 million at June 30, 2004. Consequently, net interest margin after provision for credit losses and impairments at Drive rose from $38.7 million to $56.7 million during the first six months of 2003 and 2004, respectively.

     Interest and fees on notes payable. Interest and fees on notes payable increased from $.2 in the first six months of 2003 to $1.4 million in 2004. During the first six months of 2004, FirstCity recorded $1.2 million of additional interest expense related to the contingent fee arrangement with the Bank of Scotland. See note 10 of the consolidated financial statements for further discussion of this contingent fee.

Other Items Affecting Operations

     The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.

     Corporate interest and overhead. Company level interest expense decreased by 14% to $2.0 million in the first six months of 2004 from $2.4 million in the first six months of 2003. Average debt declined to $41.0 million in the first six months of 2004 from $46.9 million in 2003. Also, beginning with the third quarter of 2003, dividends on the New Preferred Stock are included in corporate interest expense. Other corporate overhead expenses were flat from period to period.

     Income taxes. Provision for income taxes was $.6 million in the first six months of 2004 and related primarily to federal alternative minimum taxes. Provision for income taxes was $.3 million in the first six months of 2003 and primarily related to state income taxes on FirstCity’s servicing operations in Minnesota, which began in April 2002. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the first six months of 2004 and 2003.

     Discontinued Operations. The Company recorded a provision of $250,000 in the first six months of 2004 for additional losses from discontinued operations compared to $420,000 in 2003. The additional provisions primarily relate to a decrease in the estimated future gross cash receipts on residual interests in securitizations. These securities are in “run-off,” and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. The decrease in the estimated future gross cash receipts is partially a result of the actual losses exceeding the losses projected by the valuation model. In addition, prepayment assumptions have increased to take into consideration the lower market rates and higher than predicted actual prepayments over the past quarter. As the securities “run off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

Financial Condition

     Major changes in FirstCity’s financial position resulted from the following.

     Consolidated assets of $160.9 million at June 30, 2004, were $28.8 million higher than that at December 31, 2003. During 2004, FirstCity invested $21.8 million in Portfolio Asset acquisitions through wholly-owned subsidiaries and Acquisition Partnerships. These purchases are the primary reason for the increase in Portfolio Assets ($6.7 million), Loans receivable ($3.0 million) and equity investments ($12.2 million).

     Other assets increased $6.8 million primarily due to a $6.3 million deferred debt discount, net of $1.2 million amortization. In connection with a $16 million loan from Bank of Scotland secured by a 20% interest in Drive, FirstCity agreed to pay a contingent fee to Bank of Scotland equal to 20% of all amounts received by FirstCity upon any sale of the Company’s 20% interest in Drive or any receipt of distributions from Drive, once such payments exceed $16 million in the aggregate. An equal amount of estimated deferred debt discount and participation liability is recorded with the deferred debt discount being amortized into expense over the term of the loan. At June 30, 2004, the estimated liability for this contingent fee was $7.5 million and was included in other liabilities in the consolidated balance sheets.

     Consolidated liabilities of $125.0 million at June 30, 2004, were $21.9 million higher than that at December 31, 2003. Total notes payable increased by $11.5 million primarily as a result of borrowings for FirstCity’s investment in portfolio purchases. Other liabilities increased $7.7 million primarily due to the $7.5 million contingent fee discussed above, and minority interest increased $2.5 million, relating primarily to earnings on Drive.

Portfolio Asset Acquisition and Resolution

     Aggregate acquisitions by the Company are as follows (dollars in thousands):

	Purchase	FirstCity
	Price	Investment
First six months of 2004	$92,520	$21,832
Total 2003	129,192	22,944
Total 2002	171,769	16,717
Total 2001	224,927	24,319
Total 2000	394,927	22,140
Total 1999	210,799	11,203

The following table presents selected information regarding the revenues and expenses of the Company’s Portfolio Asset acquisition and resolution business:

Analysis of Selected Revenues and Expenses
Portfolio Asset Acquisition and Resolution

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Income from Portfolio Assets and Loans Receivable:
Average investment in Portfolio Assets and loans receivable:
Domestic	$10,500	$8,262	$8,509	$8,553
Latin America	16,770	14,816	15,284	14,877
Europe	1,426	1,001	1,805	715

Total	$28,696	$24,079	$25,598	$24,145

Income from Portfolio Assets and loans receivable:
Domestic	$250	$462	$446	$1,375
Latin America	537	855	913	1,733
Europe	17	17	43	17

Total	$804	$1,334	$1,402	$3,125

Average return (annualized):
Domestic	9.5%	22.4%	10.5%	32.2%
Latin America	12.8%	23.1%	11.9%	23.3%
Europe	4.8%	6.8%	4.8%	4.8%
Total	11.2%	22.2%	11.0%	25.9%
Servicing fee revenues:
Domestic partnerships:
$ Collected	$31,085	$40,644	$57,438	$64,694
Servicing fee revenue	1,223	1,541	2,261	2,582
Average servicing fee %	3.9%	3.8%	3.9%	4.0%
Latin American partnerships:
$ Collected	$20,249	$13,513	$35,095	$30,025
Servicing fee revenue	2,400	2,484	4,356	4,879
Average servicing fee %	11.9%	18.4%	12.4%	16.2%
Incentive service fees	$93	$61	$131	$132
Total Service Fees:
$ Collected	$51,334	$54,157	$92,533	$94,719
Servicing fee revenue	3,716	4,086	6,748	7,593
Average servicing fee %	7.2%	7.5%	7.3%	8.0%
Personnel:
Personnel expenses	$2,938	$3,303	$5,979	$6,145
Number of personnel (at period end):
Domestic	60	70
Mexico	144	166

Total	204	236

Interest expense:
Average debt	$39,705	$25,311	$35,007	$26,263
Interest expense	879	575	1,658	1,261
Average cost (annualized)	8.9%	9.1%	9.5%	9.6%

     The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships:

Analysis of Selected Revenues and Expenses
Acquisition Partnerships

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Gain on resolution of Portfolio Assets	$22,140	$22,245	$42,709	$43,234
Gross profit percentage on resolution of Portfolio Assets	35.0%	36.7%	34.0%	36.6%
Interest income	$2,266	$1,983	$5,165	$4,128
Other income	272	494	516	1,009
Interest expense(1):
Interest expense	$4,460	$14,063	$8,203	$28,549
Average cost (annualized)	5.1%	15.0%	4.7%	14.6%
Other expenses:
Service fees	4,865	4,966	8,798	9,441
Other operating costs	5,986	5,343	12,358	8,982
Foreign currency loss (gain)	8,547	(16,898)	2,009	6,090
Income taxes	9	168	167	(733)

Total other expenses (income)	19,407	(6,421)	23,332	23,780

Net earnings (loss)	$811	$17,080	$16,855	$(3,958)

Equity in earnings of Acquisition Partnerships	$2,492	$4,114	$6,337	$5,128
Equity in earnings of Servicing Entities	147	103	477	319

	$2,639	$4,217	$6,814	$5,447

(1)	Interest expense includes interest on loans to the Acquisition Partnerships located in Mexico from affiliates of the investor groups. The rates on all but three of these loans range from 15% to 20%. The average cost on debt excluding the Mexican Acquisition Partnerships was 6.3% and 5.6% for the three months ended June 30, 2004 and 2003, respectively. As noted above, in the third quarter of 2003, the Acquisition Partnerships and their lenders amended three loan agreements from Mexican Acquisition Partnerships to provide for no interest to be payable with respect to periods after the effective date of the amendment. This change had no impact on the consolidated net earnings as the effect is offset through equity earnings in these Partnerships.

Consumer Lending

     FirstCity owns a 31% interest in Drive Financial Services L.P., a sub prime auto lending company. Drive originated $177.5 million of receivables during the second quarter of 2004 compared to $127.7 million in 2003. Defaults and losses were 20.00% and 10.65%, respectively, at June 30, 2004 compared to 21.46% and 11.07%, respectively, at June 30, 2003. These statistics reflect the weakness in the economy in prior periods and the resulting impact on used car prices, although recent indicators reflect an upward trend in used car prices. Delinquencies were 17.28% at June 30, 2004, up from 6.00% for the same period last year as a result of a change in collections strategies, which in some instances will allow Drive to provide borrowers additional time to cure delinquencies rather than pursue immediate repossession.

     Net income from Drive continues to be positive as originations and the volume of portfolio assets grow over time. Based on information provided by Drive, the Company expects that this positive trend will continue.

     The following table details this trend (dollars in thousands):

				Income (Loss)
		Loan	Total	Before Provisions	Provisions	Net Income	FirstCity’s
	Originations	Inventory	Assets	on Residual Assets	on Residual Assets	(Loss)	31% Share
2004
2nd Quarter	$177,549	$861,461	$1,074,036	$13,211	$—	$13,211	$4,095
1st Quarter	244,121	770,042	915,128	13,001	—	13,001	4,031
2003
4th Quarter	102,228	623,389	738,829	6,308 ***	(2,087)	4,221	1,308
3rd Quarter	128,688	577,974	700,760	9,132	(3,904)	5,228	1,621
2nd Quarter	127,706	511,212	619,269	8,251	(1,240)	7,011	2,173
1st Quarter	126,118	443,099	551,412	3,707	(1,217)	2,490	689

*** Net of $3.7 million of additional provisions related to loans receivable.
Note: As of June 30, 2004 Drive holds on its balance sheet residual interests with a book value of $19.6 million compared with $45.3 million as of June 30, 2003.

     The following table presents selected information regarding consumer lending:

Analysis of Selected Data
Consumer Lending

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Retail installment contracts acquired	$177,549	$127,706	$421,670	$253,825
Origination characteristics:
Face value to wholesale value	99.47%	98.71%	101.14%	98.79%
Weighted average coupon	21.18%	21.04%	21.13%	20.97%
Purchase discount (% of face value)	16.56%	17.50%	17.01%	17.29%
Servicing portfolio
Owned	$192,809	$277,031
Securitized	902,008	491,858

Total	$1,094,817	$768,889

Owned — number of contracts	16,917	23,464
Securitized — number of contracts	84,561	47,818

Total number of contracts	101,478	71,282

Defaults (% of original loan balance at time of default)	20.00%	21.46%
Net losses on defaults after recovery	10.65%	11.07%
Delinquencies (% of total serviced portfolio)	17.28%	6.00%

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

Liquidity and Capital Resources

     The Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to entities formed to acquire Portfolios (“Acquisition Partnerships”), retirement of and dividends on preferred stock, and other investments by FirstCity. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt, dividends from the Company’s subsidiaries, borrowings from revolving lines of credit and other credit facilities, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

     In December 2002, FirstCity completed a recapitalization in which holders of New Preferred Stock exchanged 1,092,210 shares of New Preferred Stock for 2,417,388 shares of common stock and $10.5 million in cash. As a result, common equity was increased by $18.9 million. During the first quarter of 2003, 4,400 shares of New Preferred Stock were redeemed for 8,200 shares of Common Stock and $50,000 in cash. FirstCity also recorded a $4 million gain in December 2002 from the release of its guaranty of Drive’s indebtedness to BoS(USA) Inc. (“BoS(USA)”). BoS(USA)’s warrant to purchase 1,975,000 shares of non-voting common stock was cancelled. FirstCity also acquired the minority interest in FirstCity Holdings Corporation held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity, by issuing 400,000 shares of common stock of the Company and notes payable, to be periodically redeemed by the Company for an aggregate of up to $3.2 million out of incentive servicing fees related to certain Portfolios in Mexico. FirstCity valued the loans at the inception date using an imputed interest rate of 4.56% based on the Company’s cost of funds on that date. During the first quarter of 2004, the Company reduced the estimated carrying value of these loans based on an imputed interest rate of 6.94% and revised cash flow projections. FirstCity recorded the change in estimate of $.8 million to other income. At June 30, 2004, these notes had a combined balance of $.5 million and mature in December 2011. The Company evaluates the contingent amount of these outstanding notes on a quarterly basis and will make adjustments to the estimated liability as changes in estimated cash flows supporting these notes change.

     As a part of the recapitalization, BoS(USA) provided a non-recourse loan in the amount of $16 million to FirstCity, which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity’s debt to the Bank of Scotland (together with BoS(USA), the “Senior Lenders”). The $16 million loan is secured by a 20% interest in Drive (64.51% of FirstCity’s remaining 31% interest in Drive) and other assets of Consumer Corp. as are necessary and only to the extent to allow the Senior Lenders to realize the security interest in the 20% interest in Drive. In connection with the $16 million loan, the Company agreed to pay a contingent fee to BoS (USA) Inc. equal to 20% of all amounts received by the Company upon any sale of the Company’s 20% interest in Drive or any receipt of distributions from Drive related to the 20% ownership interest, once such payments exceed $16 million in the aggregate. At June 30, 2004, the estimated liability for this contingent fee was $7.5 million. Additionally, amortization of $1.2 million was recognized during the first six months of 2004. The Company currently estimates that additional interest expense will be recognized in the amount of $.4 million per quarter through December 2007. This additional interest expense currently has no impact on the Company’s cash flow. The payment of the interest and any gain or income resulting from any sale or distribution will not be recognized until a sale occurs or distribution is received.

     In connection with the recapitalization, the Senior Lenders refinanced the remainder of the Company’s debt facilities ($37 million outstanding at June 30, 2004). The Senior Lenders provided additional financing to FirstCity, increasing the total commitment under the acquisition facility to $59 million, consisting of (a) a $5 million revolving credit loan and (b) an acquisition term loan in an amount up to $54 million. The aggregate amount of outstanding loans under the total commitment by the Senior Lenders for the refinancing and the new financing at any time may not exceed $77 million. Effective as of March 31, 2004, the Company and the Senior Lenders amended the acquisition term loan facility providing for a total amount of term loans to be made up to $54 million in the aggregate to (i) make it into a revolving loan facility providing for a maximum principal balance of loans outstanding at any time of $45 million, (ii) allow loans to be made in Euros up to a maximum amount in Euros that is equivalent to $22.5 million U.S. dollars, (iii) allow loans to be made for acquisition of Portfolio Assets originated outside the United States of up to $22.5 million, (iv) provide for an interest rate of Libor plus 3.50%, (v) provide for the non-utilization fee to increase from 0.25% to 0.375% of the unused balance of the revolving acquisition facility, (vi) provide for distribution of 35% of collections from Asset Portfolios to the Company, provided that the aggregate outstanding principal balances of all loans under the facility does not exceed 65% of the net present value of FirstCity’s interest in Portfolio Assets in Acquisition Partnerships pledged to secure the acquisition facility, and (vii) provide for other modifications that would facilitate the use of the acquisition facility in the United States and other countries. The amended facility continues to provide that the aggregate amount of all outstanding loans under the loan facilities refinanced with the Senior Lenders in December 2002 and the amended acquisition facility and the related $5 million revolving loan are limited to $77 million.

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

     In the third quarter of 1999, dividends on the Company’s New Preferred Stock were suspended. At June 30, 2004, accumulated dividends in arrears on New Preferred Stock totaled $1.3 million, or $10.50 per share. The accumulated dividends in arrears were paid on July 29, 2004 to the holders of record as of July 22, 2004. The dividend covered the period from July 1, 1999 through June 30, 2004. Because the dividend was in excess of 25% of the value of the New Preferred Stock, the ex dividend date for the security was July 30, 2004, the day after the payable date. The Company halted payment of dividends on New Preferred Stock as of July 1, 1999, due to liquidity constraints resulting from financial difficulties the Company experienced at the time. Since then, the Company’s bank lending agreements have prohibited the payment of any dividends on New Preferred Stock. Giving consideration to its successful recapitalization in December of 2002, and resulting improvement in its balance sheet, liquidity and earnings, the Company recently sought and received a waiver of the restrictions on dividend payments from its lender.

     There are currently 126,291 shares of New Preferred Stock outstanding. The issue, which matures in September 2005, has a $21.00 per share liquidation preference and $2.10 per share annual dividend rate. The Company expects to make quarterly dividend payments of $.525 per share beginning in October of 2004, until the shares are retired.

     The Company has a $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates and matures in March 2005. At June 30, 2004, approximately $24.9 million was outstanding under this facility.

     In September 2003, FirstCity entered into a Portfolio acquisition facility line of credit with Greenwich Capital Financial Products, Inc., which provides borrowings up to $30 million. The facility obligation was zero at June 30, 2004 and matures September 2004.

     Drive has a warehouse line of credit with BoS(USA), which provides borrowings up to $300 million. Drive’s obligation under this arrangement at June 30, 2004 was $120.7 million. The debt is secured by Drive’s retail installment contracts and has been extended to February 2005.

     Drive also has a warehouse line of credit agreement with Variable Funding Capital Corporation, a subsidiary of Wachovia National Bank (formerly First Union National Bank), which provides borrowings up to $100 million. Drive’s obligation under the arrangement at June 30, 2004 was zero. The debt will be secured by Drive’s retail installment contracts and terminates September 2004.

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

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships and the term and warehouse facilities of Drive, as of June 30, 2004, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $165 million and outstanding borrowings of $103 million.

     Management believes that the loan facilities provided by the Senior Lenders, along with the liquidity from the Cargill Facility, the related fees generated from the servicing of assets, equity distributions from existing Acquisition Partnerships and wholly owned portfolios, as well as sales of interests in equity investments, will allow the Company to meet its obligations as they come due during the next twelve months.

     The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of August 5, 2004 and the outstanding borrowings under such facilities as of June 30, 2004.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	August 5,	June 30,
	2004	2004	Interest Rate	Other Terms and Conditions
	(Dollars in millions)
Corporate
Company Senior Facility:
Bank of Scotland revolving line of credit	$5	$3	LIBOR + 2.75%	Secured by the assets of
				the Company, matures
				December 2004
BoS(USA) Tranche I (Term)	25	25	Prime + 2.5%	Secured by the assets of
				the Company, matures
				December 2006
BoS(USA) Tranche II (Term)	12	12	Fixed at 8.77%	Secured by the assets of
				the Company, matures
				December 2007
Portfolio Asset Acquisition and Resolution
Bank of Scotland portfolio acquisition facility	37	17	LIBOR + 3.5%	Secured by the assets of
				the Company, matures
				November 2006
Cargill equity investment facility	35	25	Greater of 8.5% or	Acquisition facility for
			LIBOR + 4.5%	the investment in future
				Acquisition partnerships,
				matures March 2005
Greenwhich Capital portfolio acquisition facility	30	—	LIBOR + 4.0%	Secured by Portfolio Assets purchased with the facility, matures September 2004
Central National Bank term facility	5	5	Bank prime + 0.50%	Secured by existing
				Portfolio Assets, matures December 2004
Unsecured loans payable to
senior management	—	—	Rate based Corporate average cost of funds	Matures December 2011
Consumer
Bank of Scotland term loan	16	16	LIBOR + 1.0%	Secured by 20% equity
				interest in Drive, matures
				December 2007,
				non-recourse
Total	$165	$103

Unconsolidated Acquisition Partnerships Term Facilities(1)	$116	$116	Various rates	Secured by Portfolio
				Assets, various maturities
				($11 million due in 2004),
				non-recourse

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	August 5,	June 30,
	2004	2004	Interest Rate	Other Terms and Conditions
	(Dollars in millions)
Unconsolidated Drive
BoS(USA) warehouse facility	$300	$121	Prime minus .75%	Secured by warehouse
				inventory, matures February
				2005
Variable Funding Corp. warehouse facility	100	—	Rate based on	Secured by warehouse
			Commercial paper	inventory, matures
			rates combined with	September 2004
			certain facility
			fees
Bonds payable	812	812	Fixed at 1.47 % to 4.14%	Secured by retail
				installment Contracts,
				various maturities through
				October 2010
Subordinate capital facility	65	54	Fixed at 16%	Secured by all assets of
				Drive, matures February
				2006
	$1,277	$987

(1)	In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Mexican Acquisition Partnerships also have term debt of approximately $251 million outstanding as of June 30, 2004 owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $17.7 million as Loans Receivable on the Consolidated Balance Sheets.

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

     Loans receivable consist of investment loans made to Acquisition Partnerships and bear interest at predominately fixed rates. The collectibility of these loans is directly related to the underlying Portfolio Assets of those Acquisition Partnerships, which are non-performing in nature. Therefore, changes in benchmark rates would have minimal effect on the collectibility of these loans.

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

     In summary, Drive would be negatively impacted by rising interest rates and declining prices of its sub-prime loans. Rising interest rates would negatively impact the value of residual interests in securitizations currently held and costs of borrowings under the warehouse lines and new secured financings. Declining prices of the Company’s sub-prime loans would adversely affect the levels of gains achieved in the event Drive elects to sell those loans. The Company has not entered into any instruments to minimize this market risk of adverse changes in interest rates or declining prices. There have been no material changes in the quantitative and qualitative risks of the Company since December 31, 2003.

     The Company currently has investments in Europe and Latin America. In Europe, the Company’s investments are in the form of equity and represent a significant portion of the Company’s total equity investments. FirstCity also has a Euro-denominated loan receivable from a French Acquisition Partnership. As of June 30, 2004, one U.S. dollar equaled .83 Euros. A sharp change of the Euro relative to the U.S. dollar could materially adversely affect the financial position and results of operations of the Company. A 5% and 10% incremental depreciation of the Euro would result in an estimated decline in the valuation of the Company’s equity investments in France of approximately $.7 million and $1.3 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Euro relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations. As discussed above, on March 31, 2004, the Company amended its acquisition term loan facility with the Senior Lenders to allow loans to be made in Euros up to a maximum amount in Euros that is equivalent to $22.5 million U.S. dollars. In June 2004, FirstCity borrowed 7.0 million Euros under this facility to refinance the outstanding balance of U.S. Dollar denominated loans it had with Cargill related to the acquisition of European portfolios. Management of the Company feels that this amended loan agreement will help reduce the risk of adverse effects of currency changes on Euro-denominated investments.

     In Latin America, approximately 95% of the Company’s investments are made through U.S. dollar denominated loans to Acquisition Partnerships in Mexico. The remaining investment is in the form of equity in these same Acquisition Partnerships. The loans receivable are required to be repaid in U.S. dollars. Although the U.S. dollar balance of these loans will not change due to a change in the Mexican peso, the future estimated cash flows of the underlying assets in Mexico could become less valuable as a result of a change in the exchange rate for the Mexican peso, and thus could affect the overall total returns to the Company on these investments. As of June 30, 2004, one U.S. dollar equaled 11.45 Mexican pesos. A 5% and 10% incremental depreciation of the peso would result in an estimated decline in the valuation of the Company’s total investments in Mexico of approximately $1.4 million and $2.8 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Mexican peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

Item 4. Controls and Procedures.

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

     FirstCity was not involved in any material legal proceedings as of June 30, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     None

Item 3. Defaults Upon Senior Securities.

     In the first quarter of 1999, dividends on the Company’s adjusting rate preferred stock were suspended. At June 30, 2004, accumulated dividends in arrears on such preferred stock totaled $1.3 million, or $10.50 per share. The accumulated dividends in arrears were paid on July 29, 2004 to the holders of record as of July 22, 2004. The dividend covered the period from July 1, 1999 through June 30, 2004. Because the dividend was in excess of 25% of the value of the New Preferred Stock, the ex dividend date for the security was July 30, 2004, the day after the payable date.

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

Exhibit
Number		Description of Exhibit
2.1	—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill

Exhibit
Number		Description of Exhibit
Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

2.2	—	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

4.1	—	Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

9.1	—	Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

10.1	—	Note Agreement, dated as of June 6, 1997, among Bosque Asset Corp., SVD Realty, L.P., SOWAMCO XXII, LTD., Bosque Investment Realty Partners, L.P. and Bankers Trust Company of California, N.A. (incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission March 26, 1998).

10.2	—	Loan Agreement, dated April 8, 1998 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.6 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).

10.3	—	First Amendment to Loan Agreement, dated July 20, 1998, between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-Q dated August 14, 1998, filed with the Commission on August 18, 1998).

10.4	—	Tenth Amendment to Loan Agreement, dated August 11, 1999 between Bank of Scotland and the Company (incorporated herein by reference to Exhibit 10.34 of the Company’s Form 10-Q dated August 16, 1999, filed with the Commission on August 16, 1999).

10.5	—	Amended and Restated Loan Agreement, dated December 20, 1999, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 22, 1999, filed with the Commission on December 28, 1999).

10.6	—	Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein by

Exhibit
Number		Description of Exhibit
reference to Exhibit 10.40 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.7	—	Contribution and Assumption Agreement by and between Consumer Corp. and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.41 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.8	—	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.9	—	Second Amendment to Amended and Restated Loan Agreement, dated December 20, 1999, by and among the Company, as borrower, and the Lenders, as lenders, and Bank of Scotland, as Agent. (incorporated herein by reference to Exhibit 10.43 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.10	—	Receivables Financing Agreement, dated August 18, 2000, among Drive BOS LP, Drive Financial Services LP, each Lender, IPA Inc. and Wells Fargo Bank Minnesota, N.A. (incorporated herein by reference to Exhibit 10.44 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.11	—	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.12	—	Second Amendment, dated as of February 16, 2001, to the Receivables Financing Agreement, dated as of August 18, 2000, among Drive BOS LP, Drive Financial Services LP the Lenders party thereto, IPA Incorporated and Wells Fargo Bank Minnesota, NA (incorporated herein by reference to Exhibit 10.46 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.13	—	Subordinate Capital Loan Agreement, dated as of February 16, 2001, among Drive Financial Services LP, DRIVE BOS LP, the financial institutions from time to time party hereto and IFA Incorporated (incorporated herein by reference to Exhibit 10.47 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.14	—	Amended and Restated Amendment #4 (Option and Option Warrant), dated as of December 31, 2001, between the Company and BoS(USA) Inc. (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 18, 2002, filed with the Commission on January 18, 2002).

10.15	—	Letter Agreement, dated November 26, 2002, between FirstCity Consumer Lending Corporation and The Governor and Company of the Bank of Scotland, including Form of Promissory Note to be executed by FirstCity Consumer Lending Corporation, payable to The Governor and Company of the Bank of Scotland. (incorporated herein by reference to Exhibit 99(d)(5) of the Company’s Form SC TO-I/A dated November 27, 2002, filed with the Commission on November 27, 2002).

10.16	—	Amended and Restated Loan Agreement, dated December 12,

Exhibit
Number		Description of Exhibit
2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.16 of the Company’s Form 10-K dated April 15, 2003).

10.17	—	Term Loan and Revolving Credit Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-K dated April 15, 2003).

10.18	—	Fifth amendment, dated March 31, 2004, to the Term Loan and Revolving Credit Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-Q dated May 14, 2004).

10.19	—	Separation Agreement and Release, dated March 31, 2004, by and between G. Stephen Fillip, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q dated May 14, 2004).

10.20	—	Consultant Agreement, dated April 1, 2004, by and between FirstCity Servicing Corporation and G. Stephen Fillip (incorporated herein by reference to Exhibit 10.20 of the Company’s Form 10-Q dated May 14, 2004).

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

32.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*	Filed herewith.

     (b) Reports on Form 8-K.

     None filed.

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

J. Bryan Baker
Senior Vice President and Chief
Financial Officer
(Duly authorized officer and
principal financial and accounting
officer of the Registrant)

Dated: August 13, 2004

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

10.16	—	Amended and Restated Loan Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.16 of the Company’s Form 10-K dated April 15, 2003).

10.17	—	Term Loan and Revolving Credit Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-K dated April 15, 2003).

10.18	—	Fifth amendment, dated March 31, 2004, to the Term Loan and Revolving Credit Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-Q dated May 14, 2004).

10.19	—	Separation Agreement and Release, dated March 31, 2004, by and between G. Stephen Fillip, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q dated May 14, 2004).

10.20	—	Consultant Agreement, dated April 1, 2004, by and between FirstCity Servicing Corporation and G. Stephen Fillip (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-Q dated May 14, 2004).

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

32.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

* Filed herewith.