Form 10-Q
period 2004-09-30
FIRSTCITY FINANCIAL CORP
filed 2004-11-15
CIK 828678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004 or

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

     The number of shares of common stock, par value $.01 per share, outstanding at November 9, 2004 was 11,260,687.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,265	$2,745
Portfolio Assets, net	33,631	4,525
Loans receivable from Acquisition Partnerships held for investment	19,445	17,313
Equity investments	55,868	57,479
Deferred tax asset, net	20,101	20,101
Service fees receivable from affiliates	886	1,390
Other assets, net	7,596	6,769
Net assets of discontinued mortgage operations	4,388	6,150
Consumer assets held for sale	36,773	15,667

Total Assets	$183,953	$132,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable to affiliates	$101,641	$72,628
Notes payable other	4,211	2,432
Preferred stock subject to mandatory redemption, including accumulated dividends in arrears of zero and $1,193 at September 30, 2004 and December 31, 2003, respectively, (par value $.01; redemption value of $21 per share; 2,000,000 shares authorized; 126,291 shares issued and outstanding)	2,652	3,846
Minority interest	1,305	841
Liabilities from discontinued consumer operations	30,096	19,132
Other liabilities	5,327	4,291

Total Liabilities	145,232	103,170
Commitments and contingencies (note 10)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued and outstanding: 11,235,687 and 11,193,687, respectively)	112	112
Paid in capital	99,289	99,168
Accumulated deficit	(62,867)	(73,923)
Accumulated other comprehensive income	2,187	3,612

Total Stockholders’ Equity	38,721	28,969

Total Liabilities and Stockholders’ Equity	$183,953	$132,139

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Servicing fees from affiliates	$3,328	$3,574	$10,076	$11,167
Gain on resolution of Portfolio Assets	601	112	838	1,079
Equity in earnings of investments	3,656	3,162	10,470	8,609
Interest income from affiliates	674	501	1,735	2,327
Interest income — other	229	98	365	443
Other income	454	545	2,236	1,161

Total revenues	8,942	7,992	25,720	24,786
Expenses:
Interest and fees on notes payable to affiliates	1,979	1,770	5,359	5,277
Interest and fees on notes payable — other	107	20	278	134
Interest on shares subject to mandatory redemption	66	66	199	66
Salaries and benefits	3,673	3,823	11,227	11,417
Provision for loan and impairment losses	1	23	23	1
Occupancy, data processing, communication and other	2,141	2,168	5,374	5,886

Total expenses	7,967	7,870	22,460	22,781
Earnings from continuing operations before income taxes and minority interest	975	122	3,260	2,005
Benefit (provision) for income taxes	11	195	(145)	(24)

Earnings from continuing operations before minority interest	986	317	3,115	1,981
Minority interest	(34)	32	(43)	(41)

Earnings from continuing operations	952	349	3,072	1,940
Discontinued operations
Earnings from discontinued operations	2,211	1,515	8,666	3,757
Income taxes	(255)	(24)	(682)	(59)

Net earnings from discontinued operations	1,956	1,491	7,984	3,698

Net earnings	2,908	1,840	11,056	5,638
Accumulated preferred dividends in arrears	—	—	—	(133)

Net earnings to common stockholders	$2,908	$1,840	$11,056	$5,505

Basic earnings per common share are as follows:
Earnings from continuing operations	$0.09	$0.03	$0.28	$0.16
Discontinued operations	$0.17	$0.13	$0.71	$0.33
Net earnings to common stockholders	$0.26	$0.16	$0.99	$0.49
Weighted average common shares outstanding	11,236	11,204	11,223	11,203
Diluted earnings per common share are as follows:
Earnings from continuing operations	$0.08	$0.03	$0.26	$0.16
Discontinued operations	$0.17	$0.13	$0.68	$0.33
Net earnings to common stockholders	$0.25	$0.16	$0.94	$0.49
Weighted average common shares outstanding	11,837	11,371	11,816	11,259

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

					Accumulated
	Number of				Other	Total
	Common	Common	Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Capital	Deficit	Income	Equity
Balances, December 31, 2002	11,195,076	$112	$98,934	$(82,977)	$2,683	$18,752
Issuance of common stock in exchange for redeemable preferred stock	8,200	—	75	—	—	75
Issuance of shares through employee stock purchase plan	1,395	—	3	—	—	3
Exercise of common stock options	6,250	—	12	—	—	12
Refund of unconverted common stock	(17,234)	—	144	—	—	144
Comprehensive income:
Net earnings for 2003	—	—	—	9,187	—	9,187
Foreign currency items	—	—	—	—	2,157	2,157
Unrealized net loss on securitization	—	—	—	—	(1,228)	(1,228)

Total comprehensive income						10,116

Preferred dividends	—	—	—	(133)	—	(133)

Balances, December 31, 2003	11,193,687	112	99,168	(73,923)	3,612	28,969
Exercise of common stock options	42,000	—	121	—	—	121
Comprehensive income:
Net earnings for the first nine months of 2004	—	—	—	11,056	—	11,056
Foreign currency items	—	—	—	—	(1,425)	(1,425)

Total comprehensive income						9,631

Balances, September 30, 2004	11,235,687	$112	$99,289	$(62,867)	$2,187	$38,721

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$11,056	$5,638
Adjustments to reconcile net earnings to net cash used in operating activities:
Net earnings from discontinued operations	(7,984)	(3,698)
Proceeds from resolution of Portfolio Assets	3,346	6,314
Gain on resolution of Portfolio Assets	(838)	(1,079)
Purchase of Portfolio Assets and loans receivable, net	(38,237)	(5,174)
Provision for loan and impairment losses	23	1
Equity in earnings of investments	(10,470)	(8,609)
Proceeds from performing Portfolio Assets and loans receivable, net	5,849	3,471
Capitalized interest and costs on Portfolio Assets and loans receivable	(138)	(172)
Depreciation and amortization	612	658
(Increase) decrease in service fees receivable from affiliate	504	(290)
Increase in other assets	(81)	(2,270)
Change in notes payable related to purchase of minority interest	(759)	—
Increase in other liabilities	(3,232)	(357)

Net cash used in operating activities	(40,349)	(5,567)

Cash flows from investing activities:
Purchase of minority interest by consolidated subsidiary	—	(1,399)
Property and equipment, net	(168)	(774)
Contributions to Acquisition Partnerships and Servicing Entities	(9,732)	(11,367)
Distributions from Acquisition Partnerships and Servicing Entities	22,074	20,564

Net cash provided by investing activities	12,174	7,024

Cash flows from financing activities:
Borrowings under notes payable to affiliates	57,693	18,090
Borrowing under notes payable — other	3,074	3,241
Payments of notes payable to affiliates	(28,068)	(22,018)
Payments of notes payable — other	(1,295)	(2,930)
Refund on unconverted Common Stock	—	144
Payment of dividends on preferred stock	(1,392)	—
Payments for tender of redeemable preferred stock	—	(50)
Proceeds from issuance of common stock	121	3

Net cash provided by (used in) financing activities	30,133	(3,520)

Net cash provided by (used) in continuing operations	1,958	(2,063)
Net cash provided by discontinued operations	562	998

Net increase (decrease) in cash and cash equivalents	2,520	(1,065)
Cash and cash equivalents, beginning of period	2,745	4,118

Cash and cash equivalents, end of period	$5,265	$3,053

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,073	$4,785
Income taxes	779	314
Non-cash financing activities:
Dividends accumulated and not paid on preferred stock	—	133

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Dollars in thousands, except per share data)

(1) Basis of Presentation, Earnings per Common Share and Stock-Based Compensation

     FirstCity Financial Corporation (the “Company” or “FirstCity”) is a financial services company with offices throughout the United States and Mexico, with a presence in France and South America. At September 30, 2004, the Company was engaged in one principal reportable segment — portfolio asset acquisition and resolution. The portfolio asset acquisition and resolution business involves acquiring portfolios of loans, real estate and other assets or single assets (collectively referred to as “Portfolios” or “Portfolio Assets”) at a discount to face value and servicing and resolving such portfolios in an effort to maximize the present value of the ultimate cash recoveries. On September 21, 2004, FirstCity and certain of its subsidiaries entered into a Securities Purchase Agreement relating to the sale of a 31% beneficial ownership interest in Drive Financial Services LP (“Drive”) and its general partner, Drive GP LLC, to IFA Drive GP Holdings LLC (“IFA-GP”), IFA Drive LP Holdings LLC (“IFA-LP”) and Drive Management LP (“MG-LP”). As a result of the execution of the sale agreement, the consumer lending segment conducted through Drive was no longer considered a principal reportable segment and is treated as a discontinued operation.

     The unaudited consolidated financial statements of FirstCity reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at September 30, 2004, its results of operations for the three and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine month periods ended September 30, 2004 and 2003.

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

     At September 30, 2004, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table represents the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings to common stockholders, as reported	$2,908	$1,840	$11,056	$5,505
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(118)	(54)	(248)	(152)

Pro forma net earnings to common stockholders	$2,790	$1,786	$10,808	$5,353

Net earnings per common share:
Basic — as reported	$0.26	$0.16	$0.99	$0.49

Basic — pro forma	$0.25	$0.16	$0.96	$0.48

Diluted — as reported	$0.25	$0.16	$0.94	$0.49

Diluted — pro forma	$0.24	$0.16	$0.91	$0.48

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(2) Liquidity and Capital Resources

     The Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to entities formed to acquire Portfolios (“Acquisition Partnerships”), retirement of and dividends on preferred stock, and other investments. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt, dividends from the Company’s subsidiaries, borrowings from revolving lines of credit and other credit facilities, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

     At September 30, 2004, FirstCity had $95 million total debt outstanding with Bank of Scotland and BoS(USA) Inc. (the “Senior Lenders”). This debt was comprised of $53 million in term loans, $4 million under a $5 million revolving credit loan and a $38 million under a $45 million revolving portfolio acquisition loan facility. As discussed in note 4, on November 1, 2004, FirstCity completed the sale of the Company’s 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, which resulted in net proceeds of $86.8 million. A portion of the proceeds was used to pay off the $53 million in term loans and the $4 million revolving credit loan.

     On November 12, 2004, FirstCity and Bank of Scotland restructured the $5 million revolving credit loan and the $45 million revolving portfolio acquisition facility into a $96 million revolving acquisition facility that matures in November 2008. This new facility will be used to finance the senior debt and equity portion of distressed asset pool purchases and to provide for the issuance of Letters of Credit and working capital loans. The $96 million facility (i) allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million U.S. dollars, (ii) allows loans to be made for acquisition of Portfolio Assets in Latin America of up to $35 million, (iii) provides for an interest rate of Libor plus 2.50% to 2.75%, (iv) provides for a commitment fee of 0.20% of the unused balance of the revolving acquisition facility, and (v) provides that the aggregate borrowings under the facility does not exceed 60% of the net present value of FirstCity’s interest in Portfolio Assets in Acquisition Partnerships pledged to secure the acquisition facility.

     BoS (USA) Inc. (“BoS (USA)”) has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. BoS (USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares under certain specific situations to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock. The warrant will expire on August 31, 2010, if it is not exercised prior to that date.

     There are currently 126,291 shares of New Preferred Stock outstanding. The issue, which matures in September 2005, has a $21.00 per share liquidation preference and $2.10 per share annual dividend rate. The Company expects to make quarterly dividend payments of $.525 per share until the shares are retired.

     The Company has a $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill (the “Cargill Facility”). This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates and matures in March 2005. At September 30, 2004, approximately $23.2 million was outstanding under this facility. On November 12, 2004, the outstanding balance on the Cargill Facility was paid down to zero out of a portion on the proceeds received on the sale of Drive.

     Management believes that the loan facilities provided by the Senior Lenders along with the liquidity from the Cargill Facility, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly-owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

(3) New Accounting Pronouncements

     In November 2003, the FASB issued Staff Position, No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Staff Position 150-3”). Staff Position 150-3 defers the application of various provisions of SFAS 150 for specified mandatorily redeemable noncontrolling interests in consolidated limited-life entities. FirstCity has minority interests in various limited-life partnerships with a carrying value of $1.3 million at September 30, 2004. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at September 30, 2004 is $.7 million.

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

     FIN 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”). FirstCity holds significant variable interests in certain Acquisition Partnerships, which would be characterized as VIE’s. However, FirstCity is not deemed to be the primary beneficiary of any of these entities based on the criteria set forth in FIN46R. At September 30, 2004, FirstCity’s maximum exposure to loss as a result of its involvement with the VIE’s is $33 million.

(4) Discontinued Operations

     Discontinued operations are comprised of two components previously reported as the Company’s residential and commercial mortgage banking business (“Mortgage”) and the consumer lending business conducted through the Company’s minority interest investment in Drive (“Consumer”). Earnings from discontinued operations is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Mortgage	$(950)	$—	$(1,200)	$(420)
Consumer	2,906	1,491	9,184	4,118

Net earnings from discontinued operations	$1,956	$1,491	$7,984	$3,698

     Mortgage

     The Company recorded a provision of $1.2 million in the first nine months of 2004 and $.4 million in the first nine months of 2003 for additional losses from discontinued mortgage operations. The provisions primarily relate to reductions in anticipated future cash flows from securitization trusts due to increased prepayment speeds and losses, and a higher projected interest cost of the underlying bonds. The net assets from discontinued mortgage operations consist of the following:

	September 30,	December 31,
	2004	2003
Estimated future gross cash receipts on residual interests in securitizations	$4,605	$6,399
Accrual for loss on operations and disposal of discontinued operations, net	(217)	(249)

Net assets of discontinued mortgage operations	$4,388	$6,150

     The only assets remaining from discontinued mortgage operations are the investment securities resulting from the retention of residual interests in securitization transactions. Although the liquidation or run-off of these investment securities will last longer than one year, the Company is contractually obligated to service the securitized assets. The Company has considered the estimated future gross cash receipts for such investment securities in the computation of the value of such investment securities. The cash flows are collected over a period of time and are valued using prepayment assumptions of 32% to 50% for fixed rate loans and 35% to 36% for variable rate loans. Overall loss rates are estimated from 3% to 13% of collateral.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     Consumer

     On September 21, 2004, FirstCity and certain of its subsidiaries entered into a definitive agreement to sell a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA-GP, IFA-LP and MG-LP for a total purchase price of $108.5 million in cash, resulting in distributions and payments to FirstCity in the aggregate amount of $86.8 million in cash, from various sources. The sale was completed on November 1, 2004, and net cash proceeds from these transactions were primarily used to pay off debt.

     Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the consumer business segment as discontinued operations. The assets and liabilities of such operations have been classified as “Consumer assets held for sale” and “Liabilities from discontinued consumer operations,” respectively on the September 30, 2004 and December 31, 2003 balance sheets and consist of the following:

	September 30,	December 31,
	2004	2003
Equity investment in Drive	$30,502	$15,667
Other assets	6,271	—

Total consumer assets held for sale	$36,773	$15,667

Notes payable — affiliate	$16,000	$16,000
Minority interest	6,095	3,131
Other liabilities	8,001	1

Total liabilities from discontinued consumer operations	$30,096	$19,132

     The net earnings from discontinued consumer operations were classified on the consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003 as “Earnings from discontinued operations.” Summarized results of discontinued consumer operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Equity in earnings	$4,680	$2,025	$14,835	$5,602
Interest and fees on notes payable to affiliate	(584)	(85)	(2,001)	(273)
Other expenses	—	(21)	(4)	(33)
Income taxes	(255)	(24)	(682)	(59)
Minority interest	(935)	(404)	(2,964)	(1,119)

Earnings from discontinued consumer operations	$2,906	$1,491	$9,184	$4,118

     The pro forma consolidated balance sheet as of September 30, 2004 and the statements of operations for the three and nine months ended September 30, 2004 and 2003 and the year ended December 31, 2003 illustrating the effects of the Drive sale as if it has occurred as of the beginning of the periods are as follows:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Pro Forma Condensed Consolidated Balance Sheet at September 30, 2004
(Dollars in thousands)
(Unaudited)

		Pro Forma Adjustments
	Historical	(A)	(B)	Other			Pro Forma
Assets
Cash and cash equivalents	$5,265	$86,800	$(85,148)	$(177)	(C	)	$6,740
Portfolio Assets, net	33,631	—	—	—			33,631
Loans receivable from Acquisition Partnerships held for investment	19,445	—	—	—			19,445
Equity investments	55,868	—	—	—			55,868
Deferred tax asset, net	20,101	—	—	—			20,101
Service fees receivable from affiliates	886	—	—	—			886
Other assets, net	7,596	—	(553)	(27)	(C	)	7,016
Drive assets held for sale	36,773	(30,502)	—	(6,271)	(D	)	—
Net assets of discontinued operations	4,388	—	—	—			4,388

Total Assets	$183,953	$56,298	$(85,701)	$(6,475)			$148,075

Liabilities and Stockholders’ Equity
Notes payable to affiliates	$105,852	$—	$(67,798)	$—			$38,054
Preferred stock subject to mandatory redemption	2,652	—	—	—			2,652
Minority interest	1,305	—	—	—			1,305
Liabilities from discontinued operations	30,096	(6,095)	(16,001)				8,000
Other liabilities	5,327	—	(386)	—			4,941

Total Liabilities	145,232	(6,095)	(84,185)	—			54,952
Total Stockholders’ Equity	38,721	62,393	(1,516)	(204)	(C	)	93,123
				(6,271)	(D	)

Total Liabilities and Stockholders’ Equity	$183,953	$56,298	$(85,701)	$(6,475)			$148,075

(A)	Record proceeds of sale of FirstCity’s 31% interest in Drive.

(B)	Record $83.8 million pay down of debt and interest, payment of $1.3 million of debt fees to Bank of Scotland and write-off $1.3 million of unamortized loan fees relating to the paid off debt (net of $.7 million of new loan fees capitalized).

(C)	Record $204 thousand estimated closing costs less $27 thousand fees prepaid.

(D)	Record write-off remaining $6.3 million unamortized loan discount relating to $8.0 million accrued participation liability owed to Bank of Scotland.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Pro Forma Condensed Consolidated Statements of Operations
(Dollars in thousands except per share data)
(Unaudited)

	Three Months Ended			Three Months Ended
	September 30, 2004			September 30, 2003
		Pro Forma			Pro Forma
		Adjustments			Adjustments
	Historical	(A)	Pro Forma	Historical	(A)	Pro Forma
Revenues:
Servicing fees	$3,328	$—	$3,328	$3,574	$—	$3,574
Gain on resolution of Portfolio Assets	601	—	601	112	—	112
Equity in earnings of investments	3,656	—	3,656	3,162	—	3,162
Interest income	903	—	903	599	—	599
Other	454	—	454	545	—	545

Total revenues	8,942	—	8,942	7,992	—	7,992

Expenses:
Interest and fees on notes payable	2,152	(1,516)	636	1,856	(1,493)	363
Salaries and benefits	3,673	—	3,673	3,823	—	3,823
Provision for loan and impairment losses	1	—	1	23	—	23
Occupancy, data processing, communication and other	2,141	—	2,141	2,168	—	2,168
Income taxes	(11)	—	(11)	(195)	—	(195)
Minority interest	34	—	34	(32)	—	(32)

Total expenses	7,990	(1,516)	6,474	7,643	(1,493)	6,150

Earnings from continuing operations	$952	$1,516	$2,468	$349	$1,493	$1,842

Earnings from continuing operations per common share
Basic	$0.09		$0.22	$0.03		$0.16
Diluted	$0.08		$0.21	$0.03		$0.16
Weighted average common shares outstanding
Basic	11,236		11,236	11,204		11,204
Diluted	11,837		11,837	11,371		11,371

(A)	To eliminate additional interest and fees on notes payable that would not have been incurred if the transaction had been completed at the beginning of the period: 2004 interest savings from paydown of $67.8 million x average rate of 7.74% ÷ 4 = $1.3 million and amortization of loan fees of $.2 million; 2003 interest savings from paydown of $67.8 million x average rate of 7.50% ÷ 4 = $1.3 million and amortization of loan fees of $.2 million.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Pro Forma Condensed Consolidated Statements of Operations
(Dollars in thousands except per share data)
(Unaudited)

	Nine Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2003
		Pro Forma			Pro Forma
		Adjustments			Adjustments
	Historical	(A)	Pro Forma	Historical	(A)	Pro Forma
Revenues:
Servicing fees	$10,076	$—	$10,076	$11,167	$—	$11,167
Gain on resolution of Portfolio Assets	838	—	838	1,079	—	1,079
Equity in earnings of investments	10,470	—	10,470	8,609	—	8,609
Interest income	2,100	—	2,100	2,770	—	2,770
Other	2,236	—	2,236	1,161	—	1,161

Total revenues	25,720	—	25,720	24,786	—	24,786

Expenses:
Interest and fees on notes payable	5,836	(4,476)	1,360	5,477	(4,494)	983
Salaries and benefits	11,227	—	11,227	11,417	—	11,417
Provision for loan and impairment losses	23	—	23	1	—	1
Occupancy, data processing, communication and other	5,374	—	5,374	5,886	—	5,886
Income taxes	145	—	145	24	—	24
Minority interest	43	—	43	41	—	41

Total expenses	22,648	(4,476)	18,172	22,846	(4,494)	18,352

Earnings from continuing operations	$3,072	$4,476	$7,548	$1,940	$4,494	$6,434

Earnings from continuing operations per common share (B)
Basic	$0.28		$0.67	$0.16		$0.56
Diluted	$0.26		$0.64	$0.16		$0.56
Weighted average common shares outstanding
Basic	11,223		11,223	11,203		11,203
Diluted	11,816		11,816	11,259		11,259

(A)	To eliminate additional interest and fees on notes payable that would not have been incurred if the transaction had been completed at the beginning of the period: 2004 interest savings from paydown of $67.8 million x average rate of 7.62% x .75 = $3.9 million and amortization of loan fees of $.6 million; 2003 interest savings from paydown of $67.8 million x average rate of 7.60% x .75 = $3.9 million and amortization of loan fees of $.6 million.

(B)	Earnings from continuing operations per common share for the nine months ended September 30, 2003 include the effects of $133 thousand accumulated preferred dividends.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Pro Forma Condensed Consolidated Statements of Operations
For the Year Ended December 31, 2003
(Dollars in thousands except per share data)
(Unaudited)

		Pro Forma
		Adjustments
	Historical	(A)	Pro Forma
Revenues:
Servicing fees	$15,051	$—	$15,051
Gain on resolution of Portfolio Assets	1,380	—	1,380
Equity in earnings of investments	21,411	(7,237)	14,174
Interest income	3,327	—	3,327
Other	1,560	—	1,560

Total revenues	42,729	(7,237)	35,492

Expenses:
Interest and fees on notes payable	7,855	(6,353)	1,502
Salaries and benefits	15,875	—	15,875
Provision for loan and impairment losses	98	—	98
Occupancy, data processing, communication and other	7,518	(27)	7,491
Income taxes	240	(55)	185
Minority interest	1,436	(1,446)	(10)

Total expenses	33,022	(7,881)	25,141

Earnings from continuing operations	$9,707	$644	$10,351

Earnings from continuing operations per common share (B)
Basic	$0.86		$0.91
Diluted	$0.85		$0.90
Weighted average common shares outstanding
Basic	11,200		11,200
Diluted	11,349		11,349

(A)	To eliminate the results of operations from the discontinued consumer business segment that would not have been incurred if the transaction had been completed at the beginning of the period. The elimination of $6.4 million of additional interest and fees on notes payable includes interest savings from paydown of $83.8 million x average rate of 6.66% = $5.6 million and amortization of loan fees of $.8 million.

(B)	Earnings from continuing operations per common share include the effects of $133 thousand accumulated preferred dividends in arrears.

(5) Portfolio Assets

     Portfolio Assets are summarized as follows:

	September 30,	December 31,
	2004	2003
Non-performing Portfolio Assets	$56,219	$27,071
Performing Portfolio Assets	24,148	2,682
Real estate Portfolios	283	283

Total Portfolio Assets	80,650	30,036
Adjusted purchase discount required to reflect Portfolio Assets at carrying value	(47,019)	(25,511)

Portfolio Assets, net	$33,631	$4,525

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

(6) Loans Receivable from Acquisition Partnerships Held for Investment

     Loans receivable from Acquisition Partnerships held for investment consist primarily of loans from certain partnerships located in Mexico and are summarized as follows:

	September 30,	December 31,
	2004	2003
Latin America	$17,812	$13,351
Europe	144	2,604
Domestic	1,489	1,358

	$19,445	$17,313

     There were no provisions recorded on these loans during the third quarter of 2004 and 2003. The loans receivable from Acquisition Partnerships are secured by the assets/loans acquired by the partnerships with purchase money loans provided by affiliates of the investors to the partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.

     Equity method losses which were recorded to reduce the loans and interest receivable from the Mexican partnerships were $.4 million and $1.8 million during the first nine months of 2004 and 2003, respectively, in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Condensed Combined Balance Sheets

	September 30,	December 31,
	2004	2003
Assets	$456,707	$525,493

Liabilities	$388,482	$441,677
Net equity	68,225	83,816

	$456,707	$525,493

Equity investment in Acquisition Partnerships	$51,179	$53,098
Equity investment in servicing entities	4,689	4,381

	$55,868	$57,479

Condensed Combined Summary of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Proceeds from resolution of Portfolio Assets	$72,738	$69,506	$198,370	$187,699
Gain on resolution of Portfolio Assets	21,842	29,169	64,551	72,403
Interest income on performing Portfolio Assets	2,365	1,756	7,530	5,884
Net earnings (loss)	$11,849	$(7,880)	$28,704	$(11,838)

Equity in earnings of Acquisition Partnerships	$3,507	$3,007	$9,844	$8,135
Equity in earnings of servicing entities	149	155	626	474

	$3,656	$3,162	$10,470	$8,609

     The assets and equity of the Acquisition Partnerships and equity investments in the Acquisition Partnerships are summarized by geographic region below. The WAMCO Partnerships represent limited partnerships and limited liability companies in which the Company has a common ownership with Cargill. MinnTex Investment Partners LP is considered to be a significant subsidiary of FirstCity.

	September 30,	December 31,
	2004	2003
Assets:
Domestic:
WAMCO Partnerships	$171,665	$205,134
MinnTex Investment Partners LP	1,002	1,530
Other	10,319	10,164
Latin America	186,295	186,431
Europe	87,426	122,234

	$456,707	$525,493

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	September 30,	December 31,
	2004	2003
Equity (deficit):
Domestic:
WAMCO Partnerships	$79,388	$84,589
MinnTex Investment Partners LP	909	1,418
Other	6,075	6,218
Latin America	(87,380)	(86,412)
Europe	69,233	78,003

	$68,225	$83,816

Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$33,734	$33,413
MinnTex Investment Partners LP	300	514
Other	2,959	3,037
Latin America	1,257	1,021
Europe	12,929	15,113

	$51,179	$53,098

     Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Domestic:
WAMCO Partnerships	$7,743	$8,102	$22,592	$26,143
MinnTex Investment Partners LP	2,110	3,200	6,914	9,908
Other	22	59	70	97
Latin America	7,473	7,113	18,284	19,251
Europe	8,821	12,979	26,699	24,425

	$26,169	$31,453	$74,559	$79,824

Net earnings (loss):
Domestic:
WAMCO Partnerships	$3,822	$4,776	$10,841	$15,032
MinnTex Investment Partners LP	1,885	2,841	6,169	8,751
Other	(165)	(184)	(549)	(414)
Latin America	562	(24,391)	(5,167)	(51,126)
Europe	5,745	9,078	17,410	15,919

	$11,849	$(7,880)	$28,704	$(11,838)

Equity in earnings (loss) of Acquisition
Partnerships:
Domestic:
WAMCO Partnerships	$1,852	$1,599	$5,099	$5,284
MinnTex Investment Partners LP	622	937	2,036	2,888
Other	(54)	(56)	(172)	(81)
Latin America	(70)	(1,104)	(849)	(2,774)
Europe	1,157	1,631	3,730	2,818

	$3,507	$3,007	$9,844	$8,135

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     Combining statements of operations for the WAMCO Partnerships for the three and nine month periods ended September 30, 2004 and 2003 follow. FC Properties, Ltd. (“FC Properties”), WAMCO XXVIII, Ltd. (“WAMCO XXVIII”) and WAMCO XXX, Ltd. (“WAMCO XXX”) are considered to be significant subsidiaries of FirstCity.

Three Months Ended September 30, 2004

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$536	$693	$2,401	$22,301	$25,931
Cost of Portfolio Assets resolved	198	468	1,780	17,840	20,286

Gain on resolution of Portfolio Assets	338	225	621	4,461	5,645
Interest income on performing Portfolio Assets	—	34	—	1,463	1,497
Interest and fees expense — affiliate	—	(107)	—	(525)	(632)
Interest and fees expense — other	—	(23)	(103)	(419)	(545)
Provision for loan and impairment losses	—	—	—	(667)	(667)
Service fees — affiliate	(16)	(46)	(86)	(909)	(1,057)
General, administrative and operating expenses	(490)	(58)	(112)	(360)	(1,020)
Other income, net	1	1	2	597	601

Net earnings (loss)	$(167)	$26	$322	$3,641	$3,822

Three Months Ended September 30, 2003

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$2,682	$1,998	$5,163	$7,720	$17,563
Cost of Portfolio Assets resolved	461	1,553	3,908	5,078	11,000

Gain on resolution of Portfolio Assets	2,221	445	1,255	2,642	6,563
Interest income on performing Portfolio Assets	—	262	—	1,000	1,262
Interest and fees expense — affiliate	—	(169)	(1)	(419)	(589)
Interest and fees expense — other	—	(145)	(167)	(82)	(394)
Provision for loan and impairment losses	(1)	(32)	—	(345)	(378)
Service fees — affiliate	(80)	(99)	(178)	(405)	(762)
General, administrative and operating expenses	(432)	(288)	(232)	(251)	(1,203)
Other income, net	—	2	3	272	277

Net earnings (loss)	$1,708	$(24)	$680	$2,412	$4,776

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Nine Months Ended September 30, 2004

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$3,479	$7,265	$8,854	$51,794	$71,392
Cost of Portfolio Assets resolved	1,146	5,658	6,703	40,469	53,976

Gain on resolution of Portfolio Assets	2,333	1,607	2,151	11,325	17,416
Interest income on performing Portfolio Assets	—	187	—	4,371	4,558
Interest and fees expense — affiliate	—	(335)	—	(1,415)	(1,750)
Interest and fees expense — other	—	(208)	(347)	(1,272)	(1,827)
Provision for loan and impairment losses	—	(70)	—	(1,248)	(1,318)
Service fees — affiliate	(104)	(309)	(318)	(2,199)	(2,930)
General, administrative and operating expenses	(2,478)	(14)	(320)	(1,114)	(3,926)
Other income, net	3	3	5	607	618

Net earnings (loss)	$(246)	$861	$1,171	$9,055	$10,841

Nine Months Ended September 30, 2003

	FC	WAMCO	WAMCO	Other
	Properties	XXVIII	XXX	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$8,654	$11,255	$26,719	$17,420	$64,048
Cost of Portfolio Assets resolved	1,954	8,467	20,021	12,749	43,191

Gain on resolution of Portfolio Assets	6,700	2,788	6,698	4,671	20,857
Interest income on performing Portfolio Assets	—	1,040	—	3,154	4,194
Interest and fees expense – affiliates	—	(495)	(596)	(1,018)	(2,109)
Interest and fees expense – other	—	(555)	(392)	(414)	(1,361)
Provision for loan losses	(1)	(206)	—	(697)	(904)
Service fees – affiliate	(259)	(481)	(889)	(952)	(2,581)
General, administrative and operating expenses	(2,533)	(490)	(540)	(593)	(4,156)
Other income, net	—	7	10	1,075	1,092

Net earnings	$3,907	$1,608	$4,291	$5,226	$15,032

     Statements of operations for MinnTex Investment Partners LP for the three and nine month periods ended September 30, 2004 and 2003 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Proceeds from resolution of Portfolio Assets	$2,182	$3,523	$7,234	$11,340
Cost of Portfolio Assets resolved	73	324	323	1,437

Gain on resolution of Portfolio Assets	2,109	3,199	6,911	9,903
Service fees — affiliate	(218)	(352)	(723)	(1,134)
General, administrative and operating expenses	(7)	(7)	(22)	(22)
Other income	1	1	3	4

Net earnings	$1,885	$2,841	$6,169	$8,751

(8) Segment Reporting

     The Company is engaged in one reportable segment - Portfolio Asset acquisition and resolution. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries. The following is a summary of results of operations for the Portfolio Asset acquisition and resolution segments and reconciliation to earnings from continuing operations for the three months and the nine months ended September 30, 2004 and 2003.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$3,328	$3,574	$10,076	$11,167
Gain on resolution of Portfolio Assets	601	112	838	1,079
Equity in earnings of investments	3,656	3,162	10,470	8,609
Interest income	902	598	2,098	2,767
Other	328	405	1,767	888

Total	8,815	7,851	25,249	24,510
Expenses:
Interest and fees on notes payable	1,174	587	2,832	1,848
Salaries and benefits	2,851	2,972	8,830	9,117
Provision for loan and impairment losses	1	23	23	1
Occupancy, data processing, communication and other	1,110	1,492	3,335	4,062
Minority interest	34	(32)	43	41

Total	5,170	5,042	15,063	15,069

Operating contribution before direct taxes	$3,645	$2,809	$10,186	$9,441

Operating contribution, net of direct taxes	$3,638	$3,005	$10,127	$9,418
Corporate Overhead:
Corporate interest expense	978	1,269	3,004	3,629
Salaries and benefits, occupancy, professional and other income and expenses, net	1,708	1,387	4,051	3,849

Earnings from continuing operations	$952	$349	$3,072	$1,940

     Revenues from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Domestic	$4,686	$4,109	$13,035	$13,903
Latin America	2,751	1,869	7,613	7,089
Europe	1,378	1,873	4,601	3,518

Total	$8,815	$7,851	$25,249	$24,510

     Total assets for each of the segments and a reconciliation to total assets is as follows:

	September 30,	December 31,
	2004	2003
Cash	$5,265	$2,745
Portfolio acquisition and resolution assets
Domestic	72,210	42,872
Latin America	19,198	14,468
Europe	18,490	23,088
Deferred tax asset, net	20,101	20,101
Other non-earning assets, net	7,528	7,048
Net assets of discontinued operations	4,388	6,150
Consumer assets held for sale	36,773	15,667

Total assets	$183,953	$132,139

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

     In August 2000, Consumer Corp. and Funding LP contributed all of the assets utilized in the operations of the automobile finance operation to Drive pursuant to the terms of a Contribution and Assumption Agreement by and between Consumer Corp. and Drive, and a Contribution and Assumption Agreement by and between Funding LP and Drive (collectively, the “Contribution Agreements”). Drive assumed substantially all of the liabilities of the automobile finance operation as set forth in the Contribution Agreements. In addition, pursuant to the terms of a Securities Purchase Agreement dated as of August 18, 2000 (the “2000 Securities Purchase Agreement”), by and among FirstCity, Consumer Corp., FirstCity Funding LP (“Funding LP”), and FirstCity Funding GP Corp. (“Funding GP”), IFA-GP and IFA-LP; FirstCity, Consumer Corp., Funding LP and Funding GP made various warranties concerning (i) their respective organizations, (ii) the automobile finance operation conducted by Consumer Corp. and Funding LP, and (iii) the assets transferred by Consumer Corp. and Funding LP to Drive. The Company, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS(USA), IFA-GP and IFA-LP from damages resulting from a breach of any representation or warranty contained in the 2000 Securities Purchase Agreement or otherwise made by the Company, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligation under the 2000 Securities Purchase Agreement survives for a period of seven (7) years from August 25, 2000 (the “2000 Closing Date”) with respect to tax-related representations and warranties and for thirty months from the 2000 Closing Date with respect to all other representations and warranties. Neither the Company, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2000 Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold. Pursuant to the terms of the Contribution Agreements, Consumer Corp. and Funding LP have agreed to indemnify Drive from any damages resulting in a material adverse effect on Drive resulting from breaches of representations or warranties, failure to perform, pay or discharge liabilities other than the assumed liabilities, or claims, lawsuits or proceedings resulting from the transactions contemplated by the Contribution Agreements. Pursuant to the terms of the Contribution Agreements, Drive has agreed to indemnify Consumer Corp. and Funding LP for any breach of any representation or warranty by Drive, the failure of Drive to discharge any assumed liability, or any claims arising out of any failure by Drive to properly service receivables after August 1, 2000. Liability for indemnification pursuant to the terms of the Contribution Agreements will not arise until the total of all losses with respect to such matters exceeds $.25 million and then only for the amount by which such losses exceed $.25 million; however this limitation will not apply to any breach of which the party had knowledge at the time of the Closing Date or any intentional breach by a party of any covenant or obligation under the Contribution Agreements.

     On September 21, 2004, FirstCity, Consumer Corp., Funding LP and Funding GP entered into the a Securities Purchase Agreement to sell a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA GP, IFA LP and MG-LP (the “2004 Securities Purchase Agreement”). In the 2004 Securities Purchase Agreement, FirstCity, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) their power and authority to enter into the 2004 Securities Purchase Agreement and the transactions contemplated therein, (iii) the ownership of the limited partnership interests in Drive by Funding LP, (iv) the ownership of membership interests in Drive-GP by Consumer Corp., and (iv) the capital structure of Funding LP. FirstCity, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS (USA), IFA-GP, IFA-LP and MG-LP from damages resulting from a breach of any representation or warranty contained in the 2004 Securities Purchase Agreement or otherwise made by FirstCity, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligations under the 2004 Securities Purchase Agreement survive for a maximum period of five (5) years from November 1, 2004. Neither FirstCity, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2004 Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold.

     The Company has recently discovered that it may have offered and sold unregistered plan interests to its employees through its FirstCity Financial Corporation Employees Profit Sharing and Retirement Plan. Such sales may have violated Section 5 of the Securities Act of 1933 (the “Act”), in which case the Company could be liable for rescission to such employees under Section 12(a)(1) during the one year period following the sales. The Company is currently evaluating the legal issues involved with the foregoing to determine whether any securities laws have been violated, and, if so, how it will comply with such laws.

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

     During the third quarter of 2004, the Company recorded earnings to common stockholders on a diluted basis of $2.9 million or $.25 per common share. The operating contribution from the Portfolio Asset acquisition and resolution segment was $3.6 million compared with $3.0 million for the same period in 2003. The Company was able to invest $27.4 million in portfolio acquisitions of $36 million during the quarter of which $27 million was purchased in the U.S. and $9 million in Mexico. This quarter’s investment activity represents the largest quarter in portfolio acquisition investments in the Company’s history.

     In the third quarter of 2004, FirstCity announced its intention to sell its 31% beneficial ownership interest in Drive. This sale was completed on November 1, 2004 and will have an estimated positive impact to the Company’s fourth quarter earnings of $54.4 million. The $86.8 million proceeds from the sale were primarily used to retire debt. Following the sale, FirstCity and Bank of Scotland restructured the existing $50 million revolving credit facility into a $96 million revolving acquisition facility that matures in November 2008.

     The effects of the sale of the ownership interest in Drive will be reflected in the fourth quarter 2004 results. However, because Drive represents the consumer lending segment, which FirstCity is exiting, the Drive earnings for the third quarter were classified as “earnings from discontinued operations”. It should be noted that the estimated impact of $54.4 million realized from the sale and the anticipated reduced interest costs, are not reflected in the third quarter. Therefore, earnings from continuing operations as reflected in the third quarter financials are not a clear indicator of what earnings will be going forward. The completion of the sale of Drive gives FirstCity a strong equity base and new liquidity with which to grow the Portfolio Asset acquisition and resolution business. The pro forma impact of this sale on historical financial statements is represented in footnote 4 of the consolidated financial statements.

     Although the Company’s primary revenues are generated by the Portfolio Asset acquisition and resolution, other items such as interest expense and the effects of discontinued mortgage operations could have an impact on net income. During the third quarter 2004, corporate interest and overhead was up slightly when compared to the third quarter 2003 and provisions from discontinued mortgage operations were $950,000 in the third quarter 2004 compared to zero in 2003. The Company received $193,000 and $1.4 million in cash flow from the residual interests during the third quarter of 2004 and 2003, respectively.

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

     Components of the results for the three months and nine months ended September 30, 2004 and 2003, respectively, are detailed below (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Portfolio Asset Acquisition and Resolution	$3,638	$3,005	$10,127	$9,418
Corporate interest	(978)	(1,269)	(3,004)	(3,629)
Corporate overhead	(1,708)	(1,387)	(4,051)	(3,849)

Earnings from continuing operations	952	349	3,072	1,940
Accrued preferred dividends	—	—	—	(133)
Earnings from discontinued operations	1,956	1,491	7,984	3,698

Net earnings to common stockholders	$2,908	$1,840	$11,056	$5,505

Diluted earnings per common share	$0.25	$0.16	$0.94	$0.49

Results of Operations

     The following discussion and analysis should be read in conjuntion with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

Third Quarter 2004 Compared to Third Quarter 2003

     The Company reported net earnings of $2.9 million in the third quarter of 2004 compared to earnings of $1.8 million in the third quarter of 2003. On a per share basis, diluted net earnings to common stockholders were $.25 in the third quarter of 2004 compared to earnings of $.16 in the third quarter of 2003.

Portfolio Asset Acquisition and Resolution

     The operating contribution from the Portfolio Asset acquisition and resolution segment was $3.6 million in the third quarter of 2004 compared to $3.0 million in the third quarter of 2003. FirstCity invested $27.4 in Portfolio acquisitions during the third quarter of 2004 through wholly-owned subsidiaries and Acquisition Partnerships, compared to $3.9 million in the third quarter of 2003. The quarter end investment in wholly-owned Portfolio Assets increased to $33.6 million from $4.1 million at September 30, 2004 and 2003, respectively, as a result of recent acquisitions.

     Servicing fee revenues. Servicing fee revenues decreased by 7% to $3.3 million in the third quarter of 2004 from $3.6 million in the third quarter of 2003 primarily due to decreased service fees from the Mexican partnerships related to a reduction in operating costs for Mexico. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on cost of servicing plus a profit margin.

     Gain on resolution of Portfolio Assets. The net gain on resolution of Portfolio Assets increased from $.1 million in the third quarter of 2003 to $.6 million in the third quarter of 2004 primarily due to three Portfolios generating proceeds of $2.3 million and a net gain of $.5 million during the third quarter of 2004.

     Equity in earnings of investments. Equity in earnings of Acquisition Partnerships increased 17% to $3.5 million in the third quarter of 2004 compared to $3.0 million in the third quarter of 2003. Following is a discussion of equity earnings by geographic region. See note 7 for summary of revenues and earnings of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships.

•	Domestic - Equity in earnings of domestic Acquisition Partnerships was flat from period to period.

•	Latin America - Equity in losses of Latin American Acquisition Partnerships were $70,000 in the third quarter of 2004 compared to equity in losses of $1.1 million in 2003. These partnerships reflected net earnings of $562,000 in the third quarter of 2004 compared to a net loss of $24.4 million in 2003. Approximately $14 million of the earnings in 2003 were due to foreign exchange gains recognized by the partnerships. In the third quarter of 2004, the partnerships recorded $2.0 million of foreign exchange losses. In addition, $3.5 million of interest expense was recorded in the third quarter of 2004 compared to $12 million in 2003. This interest is owed to the investors of these partnerships, of which FirstCity recorded $.6 million and $.4 million, respectively, as interest income. Excluding effects of foreign currency transactions and interest expense, these partnerships reflected adjusted net earnings of $2.0 million in the third quarter of 2004 compared to $2.1 million in 2003.

•	Europe - Equity in earnings of Acquisition Partnerships located in France decreased 29% to $1.2 million in the third quarter of 2004 from $1.6 million in 2003. This decrease is principally due to lower proceeds received on resolution of Portfolio Assets. During the third quarter of 2004, FirstCity also recorded $.3 million in foreign currency transactions gains (included in other expenses) relating to investments in France.

     Interest income. Interest income increased 53% from $.6 million in the third quarter of 2003 to $.9 million in the third quarter of 2004. This increase is primarily due to the purchase of one large performing Portfolio Asset pool and the addition of loans receivable from two new Acquisition Partnerships in 2003.

     Other income. Other income decreased 19% to $.3 million in the third quarter of 2004 from $.4 million in the third quarter of 2003 primarily as a result of reimbursements of due diligence expenses being lower this period, which will vary from period to period.

     Expenses. Operating expenses were flat period to period.

     Interest and fees on notes payable increased 100% from $.6 million in the third quarter of 2003 to $1.2 million in 2004. The average debt for the quarter increased from $27.1 million in the third quarter of 2003 to $54.3 million in the third quarter of 2004 as a result of acquisitions. The average cost of borrowing remained at 8.7% from period to period.

     Salaries and benefits decreased $.1 million or 4% to $2.9 million in the third quarter of 2004 from $3.0 million in 2003. Total personnel within the Portfolio Asset acquisition and resolution segment were 199 and 236 at September 30, 2004 and 2003, respectively.

     The provision for loan and impairment losses was minimal in the third quarter of 2004 and 2003.

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

     There were no provisions recorded on loans receivable from Acquisition Partnerships during the third quarter of 2004 and 2003. The loans receivable from Acquisition Partnerships are secured by the assets/loans acquired by the partnerships with purchase money loans provided by affiliates of the investors in the partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.

     Occupancy, data processing, communication and other expenses decreased to $1.1 million in the third quarter of 2004 compared to $1.5 million in 2003, primarily as a result of reduced operating costs in Mexico.

     Minority interest was minimal from period to period.

Other Items Affecting Operations

     The following items affect the Company’s overall results of operations and are not directly related to the Portfolio Asset acquisition and resolution business discussed above.

     Corporate interest and overhead. Company level interest expense decreased by 23% to $1.0 million in the third quarter of 2004 from $1.3 million in the third quarter of 2003. Average debt declined to $40.1 million in the third quarter of 2004 from $46.5 million in 2003. Also, beginning with the third quarter of 2003, dividends on the New Preferred Stock are included in corporate interest expense. Other corporate overhead expenses increased 23% to $1.7 million in the third quarter of 2004 from $1.4 million in 2003 primarily due to increased accounting fees related to new regulatory compliance work.

     Income taxes. Benefit for income taxes was $11,000 and $195,000 in the third quarters of 2004 and 2003, respectively, and related primarily to state income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that are available to the Company. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the third quarters of 2004 and 2003.

     Discontinued Operations. The Company recorded a provision of $1.0 million in the third quarter of 2004 for additional losses from discontinued mortgage operations. No provision was required in the third quarter of 2003. The additional provision in 2004 primarily relates to a decrease in the estimated future gross cash receipts on residual interests in securitizations. These securities are in “run-off,” and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. The decrease in the estimated future gross cash receipts is partially a result of the actual losses exceeding the losses projected by the valuation model. In addition, prepayment assumptions have increased to take into consideration the lower market rates and higher than predicted actual prepayments over the past quarter. Also, the estimated bond interest rates have been increased to account for the current market trends for a rise in interest rates. As the securities “run off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

     As discussed above, On November 1, 2004, FirstCity and certain of its subsidiaries completed the sale of a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA-GP, IFA-LP and MG-LP for a total purchase price of $108.5 million in cash, which resulted in distributions and payments to FirstCity in the aggregate amount of $86.8 million in cash, from various sources. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the consumer business segment as discontinued consumer operations. Earnings from discontinued consumer operations were $2.9 million in the third quarter of 2004 compared to $1.5 million in 2003. The increase primarily relates to equity earnings in Drive, net of minority interest, of $3.7 million and $1.6 million in the third quarter of 2004 and 2003, respectively. FirstCity also recorded $482,000 in amortization of deferred debt discount fees and $255,000 estimated federal income taxes during the third quarter of 2004.

First Nine Months of 2004 Compared to First Nine Months of 2003

     The Company reported earnings from continuing operations of $3.1 million in the first nine months of 2004. Net earnings to common stockholders were $11.1 million in the first nine months of 2004 compared to $5.5 million in the first nine months of 2003. On a per share basis, diluted net earnings to common stockholders were $.94 in the first nine months of 2004 compared to $.49 in the first nine months of 2003.

Portfolio Asset Acquisition and Resolution

     The operating contribution in the first nine months of 2004 was $10.1 million compared to $9.4 million for the same period last year. FirstCity purchased $128.2 million of Portfolio Assets during the first nine months of 2004 ($95.9 through Acquisition Partnerships), compared to $72 million in acquisitions in the first nine months of 2003. FirstCity’s investment in these acquisitions was $49 million and $15.3 million in the first nine months of 2004 and 2003, respectively. FirstCity’s quarter end investment in wholly-owned Portfolio Assets increased to $33.6 million from $4.1 million at September 30, 2004 and 2003, respectively.

     Servicing fee revenues. Servicing fee revenues decreased 10% from $11.2 million in the first nine months of 2003 to $10.1 million in 2004. Service fees from the Mexican partnerships decreased $.8 million or 11% as a result of efforts to reduce operating costs in Mexico. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. Service fees from the domestic Acquisition Partnerships decreased from $3.7 million in the first nine months of 2003 to $3.5 million in 2004.

     Gain on resolution of Portfolio Assets. The net gain on resolution of Portfolio Assets decreased from $1.1 million in the first nine months of 2003 to $.8 million in the first nine months of 2004 primarily due to one non-performing Portfolio generating proceeds of $2.7 million and a net gain of $.5 million during 2003.

     Equity in earnings of investments. Equity in earnings of Acquisition Partnerships increased 21% to $9.8 million in the first nine months of 2004 compared to $8.1 million in the first nine months of 2003. Following is a discussion of equity earnings by geographic region. See note 7 for summary of revenues and earnings of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships.

•	Domestic - Equity in earnings of domestic Acquisition Partnerships decreased 14% to $7.0 million in the first nine months of 2004 from $8.1 million in 2003 primarily as a result of a loan sale completed during the second quarter of 2003, which resulted in $.7 million of additional equity earnings to the Company.

•	Latin America - Equity in loss of Mexican Acquisition Partnerships was $.8 million in the first nine months of 2004 compared to $2.8 million in 2003. These partnerships reflected a loss of $5.2 million in the first nine months of 2004 compared to $51.1 million in 2003. The partnerships recorded foreign exchange gains of $37,000 in the first nine months of 2004 compared to losses of $20.4 million in 2003. Interest expense of $8.2 million and $37.0 million were recorded during the first nine months of 2004 and 2003, respectively. This interest is owed to the investors of these partnerships, of which FirstCity recorded $1.5 million and $2.1 million, respectively, as interest income. Excluding effects of foreign currency transactions and interest expense, these partnerships reflected adjusted net earnings of $3.1 million in the first nine months of 2004 compared to $6.3 million in 2003.

•	Europe - Equity in earnings of Acquisition Partnerships located in France increased to $3.7 million in the first nine months of 2004 compared to $2.8 million in 2003. This increase is principally due to the addition of three French Partnerships, which accounted for $1.4 million in equity earnings in 2004. During the first nine months of 2004, FirstCity also recorded $.9 million in foreign currency transaction gains (included in other expenses) relating to investments in France.

     Interest income. Interest income decreased 24% from $2.8 million in the first nine months of 2003 to $2.1 million in the first nine months of 2004. This decrease is primarily due to the Acquisition Partnerships and their lenders amending three loan agreements with Acquisition Partnerships located in Mexico in the third quarter of 2003 to provide for no interest to be payable with respect to periods after the effective date of the amendments. This change had no impact on the consolidated net earnings, as the effect is offset through equity earnings in these Partnerships.

     Other income. Other income was $1.8 million in the first nine months of 2004 compared to $.9 million in 2003. In the first quarter of 2004, FirstCity reduced the estimated carrying value of loans payable to certain members of management by $.8 million. See further discussion related to these loans in note 2 of the consolidated financial statements.

     Expenses. Operating expenses were $15 million in the first nine months of 2004 compared to $15 million in 2003.

     Interest and fees on notes payable increased 53% to $2.8 million in the first nine months of 2004 from $1.8 million in 2003. The average debt for the period increased to $41.5 million in the first nine months of 2004 from $26.4 million in the first nine months of 2003.

     Salaries and benefits decreased $.3 million, or 3%. Total personnel within the Portfolio Asset acquisition and resolution segment were 199 and 236 at September 30, 2004 and 2003, respectively.

     The provision for loan and impairment losses was minimal in the first nine months of 2004. The Company recorded a net credit of $22,000 to provision for loan and impairment losses in the first nine months of 2003 due to a $61,000 recovery on one real estate Portfolio.

     Occupancy, data processing, communication and other expenses declined 18% from $4.1 million in the first nine months of 2003 to $3.3 million in 2004 primarily due to increased foreign currency gains, which are included in other expenses, recorded in 2004.

     Minority interest expense increased was minimal from period to period.

Other Items Affecting Operations

     The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.

     Corporate interest and overhead. Company level interest expense decreased by 17% to $3.0 million in the first nine months of 2004 from $3.6 million in the first nine months of 2003. Average debt declined to $41.0 million in the first nine months of 2004 from $46.7 million in 2003. Also, beginning with the third quarter of 2003, dividends on the New Preferred Stock are included in corporate interest expense. Other corporate overhead expenses increased 5% to $4.1 million in the first nine months of 2004 from $3.8 million in 2003.

     Income taxes. Provision for income taxes was $145,000 in the first nine months of 2004 and related primarily to federal alternative minimum taxes. Provision for income taxes was $24,000 in the first nine months of 2003 and primarily related to state income taxes on FirstCity’s servicing operations in Minnesota, which began in April 2002. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the first nine months of 2004 and 2003.

     Discontinued Operations. The Company recorded a provision of $1.2 million in the first nine months of 2004 for additional losses from discontinued mortgage operations compared to $.4 million in 2003. The additional provisions primarily relate to a decrease in the estimated future gross cash receipts on residual interests in securitizations. These securities are in “run-off,” and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. The decrease in the estimated future gross cash receipts is partially a result of the actual losses exceeding the losses projected by the valuation model. In addition, prepayment assumptions have increased to take into consideration the lower market rates and higher than predicted actual prepayments over the past quarter. Also, the estimated bond interest rates have been increased to account for the current market trends for a rise in interest rates. As the securities “run off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

     Earnings from discontinued consumer operations were $9.2 million in the first nine months of 2004 compared to $4.1 million in 2003. The increase primarily relates to equity earnings in Drive, net of minority interest, of $11.9 million and $4.5 million in the first nine months of 2004 and 2003, respectively. FirstCity also recorded $1.7 million in amortization of deferred debt discount fees and $682,000 estimated federal income taxes during the first nine months of 2004.

Financial Condition

     Major changes in FirstCity’s financial position resulted from the following.

     Consolidated assets of $184.0 million at September 30, 2004, were $51.8 million higher than that at December 31, 2003. During 2004, FirstCity invested $49.0 million in Portfolio Asset acquisitions through wholly-owned subsidiaries and Acquisition Partnerships. These purchases are the primary reason for the increase in Portfolio Assets ($29.1 million) and Loans receivable ($2.1 million).

     Consumer assets held for sale and liabilities from discontinued operations relate to FirstCity’s 31% beneficial ownership interest in Drive, which was sold on November 1, 2004. The net assets from discontinued consumer operations increased $10.1 million primarily due to equity earnings, net of minority interest, of $11.9 million. In addition, FirstCity recorded a $6.3 million deferred debt discount, net of $1.7 million amortization. In connection with a $16 million loan from Bank of Scotland secured by a 20% interest in Drive, FirstCity agreed to pay a contingent fee to Bank of Scotland equal to 20% of all amounts received by FirstCity upon any sale of the Company’s 20% interest in Drive or any receipt of distributions from Drive, once such payments exceed $16 million in the aggregate. An equal amount of estimated deferred debt discount and participation liability is recorded with the deferred debt discount being amortized into expense over the term of the loan. At September 30, 2004, the estimated liability for this contingent fee was $8.0 million and was included in liabilities from discontinued operations in the consolidated balance sheets.

     Consolidated liabilities of $145.2 million at September 30, 2004, were $42.1 million higher than that at December 31, 2003. Total notes payable increased by $30.8 million primarily as a result of borrowings for FirstCity’s investment in portfolio purchases. Other liabilities increased $1.0 million primarily due to the closing costs of a loan portfolio purchased on September 30, 2004.

Portfolio Asset Acquisition and Resolution

     Aggregate acquisitions by the Company are as follows (dollars in thousands):

	Purchase	FirstCity
	Price	Investment
First nine months of 2004	$128,176	$48,982
Total 2003	129,192	22,944
Total 2002	171,769	16,717
Total 2001	224,927	24,319
Total 2000	394,927	22,140
Total 1999	210,799	11,203

     The following table presents selected information regarding the revenues and expenses of the Company’s Portfolio Asset acquisition and resolution business:

Analysis of Selected Revenues and Expenses
Portfolio Asset Acquisition and Resolution

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income from Portfolio Assets and Loans Receivable:
Average investment in Portfolio Assets and loans receivable:
Domestic	$22,160	$6,014	$13,552	$7,921
Latin America	18,090	15,226	16,163	15,153
Europe	609	3,486	1,391	1,394

Total	$40,859	$24,726	$31,106	$24,468

Income from Portfolio Assets and loans receivable:
Domestic	$863	$241	$1,309	$1,616
Latin America	600	414	1,513	2,147
Europe	6	47	49	64

Total	$1,469	$702	$2,871	$3,827

Average return (annualized):
Domestic	15.6%	16.0%	12.9%	27.2%
Latin America	13.3%	10.9%	12.5%	18.9%
Europe	3.9%	5.4%	4.7%	6.1%
Total	14.4%	11.4%	12.3%	20.9%
Servicing fee revenues:
Domestic partnerships:
$ Collected	$32,282	$24,171	$89,720	$88,865
Servicing fee revenue	1,192	1,121	3,453	3,703
Average servicing fee %	3.7%	4.6%	3.8%	4.2%
Latin American partnerships:
$ Collected	$26,352	$16,331	$61,447	$46,356
Servicing fee revenue	2,017	2,348	6,373	7,227
Average servicing fee %	7.7%	14.4%	10.4%	15.6%
Incentive service fees	$119	$105	$250	$237
Total Service Fees:
$ Collected	$58,634	$40,502	$151,167	$135,221
Servicing fee revenue	3,328	3,574	10,076	11,167
Average servicing fee %	5.7%	8.8%	6.7%	8.3%
Personnel:
Personnel expenses	$2,851	$2,972	$8,830	$9,117
Number of personnel (at period end):
Domestic	62	58
Mexico	137	178

Total	199	236

Interest expense:
Average debt	$54,254	$27,076	$41,516	$26,354
Interest expense	1,174	587	2,832	1,848
Average cost (annualized)	8.7%	8.7%	9.1%	9.4%

     The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships:

Analysis of Selected Revenues and Expenses
Acquisition Partnerships

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Gain on resolution of Portfolio Assets	$21,842	$29,169	$64,551	$72,403
Gross profit percentage on resolution of Portfolio Assets	30.03%	41.97%	32.54%	38.57%
Interest income	$2,365	$1,756	$7,530	$5,884
Other income	1,963	528	2,479	1,537
Interest expense (1):
Interest expense	$4,916	$13,648	$13,119	$42,197
Average cost (annualized)	5.64%	15.22%	5.00%	14.74%
Other expenses:
Service fees	4,207	4,719	13,005	14,160
Other operating costs	7,241	6,838	19,599	15,820
Foreign currency loss (gain)	(2,046)	14,350	(37)	20,440
Income taxes	3	(222)	170	(955)

Total other expenses (income)	9,405	25,685	32,737	49,465

Net earnings (loss)	$11,849	$(7,880)	$28,704	$(11,838)

Equity in earnings of Acquisition Partnerships	$3,507	$3,007	$9,844	$8,135
Equity in earnings of Servicing Entities	149	155	626	474

	$3,656	$3,162	$10,470	$8,609

(1)	Interest expense includes interest on loans to the Acquisition Partnerships located in Mexico from affiliates of the investor groups. The rates on all but three of these loans range from 15% to 20%. The average cost on debt excluding the Mexican Acquisition Partnerships was 5.6% and 5.1% for the three months ended September 30, 2004 and 2003, respectively. As noted above, in the third quarter of 2003, the Acquisition Partnerships and their lenders amended three loan agreements from Mexican Acquisition Partnerships to provide for no interest to be payable with respect to periods after the effective date of the amendment. This change had no impact on the consolidated net earnings as the effect is offset through equity earnings in these Partnerships.

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

     At September 30, 2004, FirstCity had $95 million total debt outstanding with the Senior Lenders. This debt was comprised of $53 million in term loans, $4 million under a $5 million revolving credit loan and a $38 million under a $45 million revolving portfolio acquisition loan facility. As discussed in note 4, on November 1, 2004, FirstCity completed the sale of the Company’s 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, which resulted in net proceeds of $86.8 million. A portion of the proceeds were used to pay off the $53 million in term loans and the $4 million revolving credit loan.

     On November 12, 2004, FirstCity and Bank of Scotland restructured the $5 million revolving credit loan and the $45 million revolving portfolio acquisition facility into a $96 million revolving acquisition facility that matures in November 2008. This new facility will be used to finance the senior debt and equity portion of distressed asset pool purchases and to provide for the issuance of Letters of Credit and working capital loans. The $96 million facility (i) allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million U.S. dollars, (ii) allows loans to be made for acquisition of Portfolio Assets originated in Latin America of up to $35 million, (iii) provides for an interest rate of Libor plus 2.50% to 2.75%, (iv) provides for a commitment fee of 0.20% of the unused balance of the revolving acquisition facility, and (v) provides that the aggregate borrowings under the facility does not exceed 60% of the net present value of FirstCity’s interest in Portfolio Assets in Acquisition Partnerships pledged to secure the acquisition facility.

     BoS (USA) has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares under certain specific situations to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock. The warrant will expire on August 31, 2010, if it is not exercised prior to that date.

     There are currently 126,291 shares of New Preferred Stock outstanding. The issue, which matures in September 2005, has a $21.00 per share liquidation preference and $2.10 per share annual dividend rate. The Company expects to make quarterly dividend payments of $.525 per share until the shares are retired.

     The Company has a $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill (the “Cargill Facility”). This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates and matures in March 2005. At September 30, 2004, approximately $23.2 million was outstanding under this facility. On November 12, 2004, the outstanding balance on the Cargill Facility was paid down to zero out of a portion on the proceeds received on the sale of Drive.

     The Company and each of its major operating subsidiaries have entered into one or more credit facilities to finance their respective operations. Each of the operating subsidiary credit facilities is nonrecourse to the Company. The Company had agreed to indemnify BoS(USA) for up to 31% of losses, which might arise as a result of agreements BoS(USA) executed as a sponsor in connection with the securitizations completed by Drive. The obligations to indemnify BoS (USA) were terminated in connection with the sale of the 31% beneficial ownership interest in Drive on November 1, 2004. The Company also provided support in connection with securitizations by Consumer Corp. and Drive prior to the acquisition by BoS(USA) of the interest in Drive in August 2000. The securitizations by Consumer Corp. have been terminated. Management of the Company currently does not believe it is likely that FirstCity will be required to make payments on these indemnification agreements.

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of September 30, 2004, the Company and its subsidiaries had outstanding borrowings of $122 million. With the proceeds from the sale of FirstCity’s interest in Drive, the Company paid off approximately $80 million of the outstanding debt as of November 12, 2004.

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

     The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of November 15, 2004 and the outstanding borrowings under such facilities as of September 30, 2004.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	November 15,	September 30,
	2004	2004	Interest Rate	Other Terms and Conditions
	(Dollars in millions)
Corporate
Company Senior Facility:
Bank of Scotland revolving line of credit	Paid off	$4	LIBOR + 2.75%	Secured by the assets of
				the Company, matures
				December 2004
BoS(USA) Tranche I (Term)	Paid off	25	Prime + 2.5%	Secured by the assets of
				the Company, matures
				December 2006
BoS(USA) Tranche II (Term)	Paid off	12	Fixed at 8.77%	Secured by the assets of
				the Company, matures
				December 2007
Portfolio Asset Acquisition and Resolution
Bank of Scotland $96 million portfolio acquisition facility	96	—	LIBOR + 2.5% - 2.75%	Acquisition facility for the investment in future
				Acquisition partnerships,
				matures November 2008
Bank of Scotland $45 million portfolio	Refinanced	38	LIBOR + 3.5%	Secured by the assets of
acquisition facility				the Company, matures
				November 2006
Cargill equity investment facility(2)	35	23	Greater of 8.5% or	Acquisition facility for
			LIBOR + 4.5%	the investment in future
				Acquisition partnerships,
				matures March 2005
Central National Bank term facility	4	4	Bank prime + 0.50%	Secured by existing Portfolio Assets, matures
				December 2004
Unsecured loans payable to	—	—	Rate based Corporate	Matures December 2011
senior management			average cost of funds
Consumer
Bank of Scotland term loan	Paid off	16	LIBOR + 1.0%	Secured by 20% equity
				interest in Drive, matures
				December 2007, non-recourse

Total	$135	$122

Unconsolidated Acquisition Partnerships Term Facilities(1)	$90	$90	Various rates	Secured by Portfolio Assets, various maturities non-recourse

(1) In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Mexican Acquisition Partnerships also have term debt of approximately $231 million outstanding as of September 30, 2004 owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $17.8 million as Loans Receivable on the Consolidated Balance Sheets.
(2) As previously noted, on November 12, 2004, the outstanding balance on the Cargill Facility was paid down to zero out of a portion of the proceeds received on the Drive sale.

FirstCity Financial Corporation Employees Profit Sharing and Retirement Plan Issues

     The Company has recently discovered that it may have offered and sold unregistered plan interests to its employees through its FirstCity Financial Corporation Employees Profit Sharing and Retirement Plan. Such sales may have violated Section 5 of the Securities Act of 1933 (the “Act”), in which case the Company could be liable for rescission to such employees under Section 12(a)(1) during the one year period following the sales. The Company is currently evaluating the legal issues involved with the foregoing to determine whether any securities laws have been violated, and, if so, how it will comply with such laws.

Forward-Looking Statements

     Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company’s strategic objectives and future performance, which are not historical facts, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, the performance of the Company’s subsidiaries and affiliates; the availability of Portfolio Assets; assumptions underlying Portfolio asset performance; risks associated with foreign operations; currency exchange rate fluctuations; interest rate risk; the degree to which the Company is leveraged; the Company’s continued need for financing; availability of the Company’s credit facilities; the impact of certain covenants in loan agreements of the Company and its subsidiaries; risks of declining value of loans, collateral or assets; the ability of the Company to utilize NOLs; uncertainties of any litigation that might arise from discontinued operations; general economic conditions; foreign social and economic conditions; changes (legislative and otherwise) in the asset securitization industry; fluctuations in residential and commercial real estate values; capital market conditions, including the markets for asset-backed securities; factors more fully discussed and identified in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003 (including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as in other Securities and Exchange Commission filings of the Company. Many of these factors are beyond the Company’s control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

     The Company currently has investments in Europe and Latin America. In Europe, the Company’s investments are in the form of equity and represent a significant portion of the Company’s total equity investments. FirstCity also has a Euro-denominated loan receivable from a French Acquisition Partnership. As of September 30, 2004, one U.S. dollar equaled $0.81 Euros. A sharp change of the Euro relative to the U.S. dollar could materially adversely affect the consolidated financial position and results of operations of the Company. A

5% and 10% incremental depreciation of the Euro would result in an estimated decline in the valuation of the Company’s equity investments in France of approximately $.6 million and $1.2 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Euro relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations. As discussed above, the refinanced revolving acquisition facility with Bank of Scotland for $96 million allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million U.S. dollars. Management of the Company feels that this amended loan agreement will help reduce the risk of adverse effects of currency changes on Euro-denominated investments.

     In Latin America, approximately 95% of the Company’s investments are made through U.S. dollar denominated loans to Acquisition Partnerships in Mexico. The remaining investment is in the form of equity in these same Acquisition Partnerships. The loans receivable are required to be repaid in U.S. dollars. Although the U.S. dollar balance of these loans will not change due to a change in the Mexican peso, the future estimated cash flows of the underlying assets in Mexico could become less valuable as a result of a change in the exchange rate for the Mexican peso, and thus could affect the overall total returns to the Company on these investments. As of September 30, 2004, one U.S. dollar equaled 11.4 Mexican pesos. A 5% and 10% incremental depreciation of the peso would result in an estimated decline in the valuation of the Company’s total investments in Mexico of approximately $.9 million and $1.7 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Mexican peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

Item 4. Controls and Procedures.

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

     FirstCity was not involved in any material legal proceedings as of September 30, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of stockholders (the “Annual Meeting”) on August 5, 2004. The following items for business were considered at the Annual Meeting.

(a) Election of Directors

     The following were elected as directors to serve as members of the Company’s Board of Directors until the Company’s 2004 annual meeting of stockholders. The number of votes cast for each nominee was as follows:

		Votes
Nominee	Votes For	Against	Abstained
James R. Hawkins	10,087,170	36,139	—
C. Ivan Wilson	10,026,370	96,939	—
James T. Sartain	10,030,647	97,662	—
Richard E. Bean	10,051,923	71,386	—
Dane Fulmer	10,049,562	73,747	—
Robert E. Garrison II	10,051,948	71,361	—
Jeffery D. Leu	10,021,578	101,731	—

(b) Ratification of Appointment of Auditors

     A proposal to ratify the Board of Directors’ appointment of KPMG LLP as the Company’s independent auditors for 2004 was approved by the stockholders. The number of votes for the proposal: 10,106,111; votes against: 13,799; abstentions: 3,399.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit
Number		Description of Exhibit
2.1	-	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

2.2	-	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.1	-	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.2	-	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

4.1	-	Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

9.1	-	Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

10.1	-	Securities Purchase Agreement, dated as of August 18, 2000,

Exhibit
Number		Description of Exhibit
by and among the Company, Consumer Corp., Funding LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein by reference to Exhibit 10.40 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.2	-	Contribution and Assumption Agreement by and between Consumer Corp. and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.41 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.3	-	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.4	-	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.5	-	Term Loan and Revolving Credit Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-K dated April 15, 2003).

10.6	-	Fifth amendment, dated March 31, 2004, to the Term Loan and Revolving Credit Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-Q dated May 14, 2004).

10.7	-	Separation Agreement and Release, dated March 31, 2004, by and between G. Stephen Fillip, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q dated May 14, 2004).

10.8	-	Consultant Agreement, dated April 1, 2004, by and between FirstCity Servicing Corporation and G. Stephen Fillip (incorporated herein by reference to Exhibit 10.20 of the Company’s Form 10-Q dated May 14, 2004).

10.9	-	Securities Purchase Agreement dated as of September 21, 2004 by and among FirstCity Financial Corporation and certain affiliates of FirstCity and IFA Drive GP Holdings LLC, IFA Drive LP Holdings LLC, Drive Management LP and certain affiliates of those persons. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 27, 2004)

10.10	-	Letter agreements dated as of November 1, 2004, between FirstCity, Consumer Corp. and BoS-UK relating to extension of time for and waiver related to payment of any fee under Fee Letter. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 5, 2004)

10.11	-	Letter agreement dated November 1, 2004 between Bank of Scotland, acting through its New York branch, and FirstCity providing for deposit of funds in cash collateral account. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 5, 2004)

10.12*	-	Revolving Credit Agreement, dated November 12, 2004, among FirstCity Financial Corporation as Borrower and the Lenders named

Exhibit
Number		Description of Exhibit
therein, as Lenders, and Bank of Scotland, as Agent

31.1*	-	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

32.2*	-	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Firstcity Financial Corporation

	By:	/s/ James T. Sartain
James T. Sartain
President and Chief Executive
Officer and Director
(Duly authorized officer of the
Registrant)

	By:	/s/ J. Bryan Baker
J. Bryan Baker
Senior Vice President and Chief
Financial Officer
(Duly authorized officer and
principal financial and accounting
officer of the Registrant)

Dated: November 15, 2004

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit
2.1	-	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

2.2	-	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.1	-	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.2	-	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

4.1	-	Certificate of Designations of the New Preferred Stock ($0.01 par value) of the Company. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

9.1	-	Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

10.1	-	Securities Purchase Agreement, dated as of August 18, 2000, by and among the Company, Consumer Corp., Funding LP, Funding GP, IFA-GP and IFA-LP. (incorporated herein by reference to Exhibit 10.40 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.2	-	Contribution and Assumption Agreement by and between Consumer Corp. and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.41 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.3	-	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.4	-	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.5	-	Term Loan and Revolving Credit Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders Named therein, as Lenders and Bank

Exhibit
Number		Description of Exhibit
of Scotland as Agent (incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-K dated April 15, 2003).

10.6	-	Fifth amendment, dated March 31, 2004, to the Term Loan and Revolving Credit Agreement, dated December 12, 2002, by and among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders and Bank of Scotland as Agent (incorporated herein by reference to Exhibit 10.18 of the Company’s Form 10-Q dated May 14, 2004).

10.7	-	Separation Agreement and Release, dated March 31, 2004, by and between G. Stephen Fillip, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q dated May 14, 2004).

10.8	-	Consultant Agreement, dated April 1, 2004, by and between FirstCity Servicing Corporation and G. Stephen Fillip (incorporated herein by reference to Exhibit 10.20 of the Company’s Form 10-Q dated May 14, 2004).

10.9	-	Securities Purchase Agreement dated as of September 21, 2004 by and among FirstCity Financial Corporation and certain affiliates of FirstCity and IFA Drive GP Holdings LLC, IFA Drive LP Holdings LLC, Drive Management LP and certain affiliates of those persons. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 27, 2004)

10.10	-	Letter agreements dated as of November 1, 2004, between FirstCity, Consumer Corp. and BoS-UK relating to extension of time for and waiver related to payment of any fee under Fee Letter. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 5, 2004)

10.11	-	Letter agreement dated November 1, 2004 between Bank of Scotland, acting through its New York branch, and FirstCity providing for deposit of funds in cash collateral account. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 5, 2004)

10.12*	-	Revolving Credit Agreement, dated November 12, 2004, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent

31.1*	-	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	-	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	-	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

32.2*	-	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.