Form 10-K
period 2004-12-31
FIRSTCITY FINANCIAL CORP
filed 2005-03-22
CIK 828678

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Title of Each Class
Common Stock, par value $.01
Adjusting Rate Preferred Stock, par value $.01
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The number of shares of common stock outstanding at February 24, 2005 was 11,263,187. As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of the common stock on the Nasdaq National Market System, was approximately $69,121,639.

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
General
      FirstCity, a Delaware corporation, is a financial services company headquartered in Waco, Texas with offices throughout the United States and Mexico and a presence in France and South America. The Company began operating in 1986 as a specialty financial services company focused on acquiring and resolving distressed loans and other assets purchased at a discount relative to the aggregate unpaid principal balance of the loans or the appraised value of the other assets (“Face Value”). To date the Company has acquired, for its own account and through various affiliated partnerships, pools of assets or single assets (collectively referred to as “Portfolio Assets” or “Portfolios”) with a Face Value of approximately $8.3 billion. The Company’s servicing expertise, which it has developed largely through the resolution of distressed assets, is a cornerstone of its growth strategy. Today the Company is engaged in one reportable business segment — Portfolio Asset acquisition and resolution. See Note 8 of the Company’s Consolidated Financial Statements for certain financial information about this segment of the Company.
Available Information
      FirstCity makes available free of charge on or through its website at www.fcfc.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and other information releases including all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at www.sec.gov.
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
Background
      The Company began operating in the financial service business in 1986 as a purchaser of distressed assets from the Federal Deposit Insurance Corporation (“FDIC”) and the Resolution Trust Corporation (“RTC”). From its original office in Waco, Texas, with a staff of four professionals, the Company’s asset acquisition and resolution business grew to become a significant participant in an industry fueled by the problems experienced by banks and thrifts throughout the United States. In the late 1980s, the Company also began acquiring assets from healthy financial institutions interested in eliminating nonperforming assets from their portfolios. The

Company began its relationship with Cargill in 1991. Since that time, the Company and Cargill have formed a series of acquisition partnerships through which they have jointly acquired over $7.3 billion in Face Value of Portfolio Assets.
      In July 1995, the Company acquired by merger (the “Merger”) First City Bancorporation of Texas, Inc. (“FCBOT”), a former bank holding company that had been engaged in a proceeding under Chapter 11 of the United States Bankruptcy Code since November 1992. As a result of the Merger, the Common Stock of the Company became publicly held. In addition, as a result of the Merger, the Company retained FCBOT’s rights to approximately $596 million in NOLs, which the Company believes it can use to offset taxable income generated by the Company and its consolidated subsidiaries.
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
      On October 14, 1999, Harbor Financial Group, Inc. (“Harbor Parent”), Harbor Financial Mortgage Corporation (“Harbor”) and four subsidiaries of Harbor filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. On December 14, 1999, these bankruptcy proceedings were converted to liquidation proceedings under Chapter 7 of the United States Bankruptcy Code. Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Mortgage Corp. and Capital Corp. These entities comprised the operations that were previously reported as the Company’s mortgage banking operations, including the operations of Harbor. Because the Company formally adopted plans to discontinue the operations of Mortgage Corp. and Capital Corp., and operations at each such entity have ceased, the results of historical operations have been reflected as discontinued mortgage operations.
      As a result of the liquidity constraints created by the discontinued operations of Mortgage Corp. and Capital Corp., in the third quarter of 2000, Consumer Corp. completed the sale of a 49% equity interest in its automobile finance operation to IFA Drive GP Holdings LLC (“IFA-GP”) and IFA Drive LP Holdings LLC (“IFA-LP”), wholly-owned subsidiaries of BoS(USA), Inc. (“BoS(USA)”), a wholly-owned subsidiary of Bank of Scotland, for a purchase price of $15 million cash and resulted in a gain of $12.1 million ($4 million was deferred and recognized in the December 2002 recapitalization discussed below). Simultaneously, the Bank of Scotland, BoS(USA) and the Company completed a debt restructure whereby the Company reduced the outstanding debt under its senior and subordinate facilities from $113 million to approximately $44 million. The Company also retired approximately $6.4 million of debt owed to other lenders.
      In December 2002, FirstCity completed a recapitalization in which holders of FirstCity’s redeemable preferred stock, par value $.01 per share (“New Preferred Stock”), representing 89.3% of the shares previously outstanding, exchanged 1,092,210 shares of New Preferred Stock for 2,417,388 shares of common stock and $10.5 million. FirstCity also recognized the $4 million gain (previously deferred) from the release of its guaranty of Drive’s indebtedness to BoS(USA). BoS(USA)’s warrant to purchase 1,975,000 shares of non-voting common stock was cancelled. FirstCity also acquired the minority interest in FirstCity Holdings held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity, by issuing 400,000 shares of common stock of the Company and a note payable with an imputed balance of $.5 million at December 31, 2004. This note is to be paid from incentive servicing fees received from the Mexican Acquisition Partnerships, with an aggregate payout to the note holders not to exceed $3.2 million.
      On November 1, 2004, FirstCity and certain of its subsidiaries completed the sale of its remaining 31% beneficial ownership interest in Drive Financial Services LP (“Drive”) and its general partner, Drive GP LLC, to IFA-GP, IFA-LP and Drive Management LP (“MG-LP”) for a total purchase price of $108.5 mil-

lion in cash, which resulted in distributions and payments to FirstCity and Consumer Corp. in the aggregate amount of $86.8 million in cash from various sources.
      On December 30, 2004, FirstCity redeemed all of the outstanding shares of its New Preferred Stock at a total redemption price of $21.525 per share. The redemption price represented the liquidation preference of the New Preferred Stock plus the final normal quarterly dividend of $.525 per share.
Portfolio Asset Acquisition and Resolution Business
      In the Portfolio Asset acquisition and resolution business, FirstCity acquires and resolves portfolios of performing and nonperforming commercial and consumer loans and other assets that are generally acquired at a discount to Face Value. Purchases may be in the form of pools of assets or single assets. Performing assets are those as to which debt service payments are being made in accordance with the original or restructured terms of such assets. Nonperforming assets are those as to which debt service payments are not being made in accordance with the original or restructured terms of such assets, or as to which no debt service payments are being made. Portfolios are designated as nonperforming unless substantially all of the assets comprising the Portfolio are performing. Once a Portfolio has been designated as either performing or nonperforming, such designation is generally not changed for accounting purposes regardless of the performance of the assets comprising the Portfolio. See “— Effect of New Accounting Standards” in Item 7 for discussion of the impact of Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, on FirstCity’s accounting for Portfolio Assets in 2005.
      Portfolios are either acquired for FirstCity’s own account or through investment entities formed with Cargill or one or more other co-investors (each such entity, an “Acquisition Partnership”). See “— Relationship with Cargill”. To date, FirstCity and the Acquisition Partnerships have acquired over $8.3 billion in Face Value of assets, with FirstCity’s equity investment being $318 million.

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

      FirstCity has substantial experience acquiring, managing and resolving a wide variety of asset types and classes. As a result, it does not limit itself as to the types of Portfolios it will evaluate and purchase. FirstCity’s willingness to acquire Portfolio Assets is generally determined by factors including the information that is available regarding the assets in a Portfolio, the price at which the Portfolio can be acquired and the expected net cash flows from the resolution of such assets. FirstCity and the Acquisition Partnerships have acquired Portfolio Assets in virtually all 50 states, the Virgin Islands, Puerto Rico, Chile, France, Germany, Japan, Mexico, and Argentina. FirstCity believes that its willingness to acquire nonhomogeneous Portfolio Assets without regard to geographic location provides it with an advantage over certain competitors that limit their activities to either a specific asset type or geographic location.
      FirstCity also seeks to capitalize on emerging opportunities in foreign countries in which the market for nonperforming loans of the type generally purchased by FirstCity is less efficient than the market for such assets in the United States. Through December 31, 2004, FirstCity has acquired, with Cargill and a local French partner, 20 Portfolios in France consisting of approximately 32,000 assets for an aggregate purchase price of approximately $399 million. These assets had a Face Value of approximately $1.6 billion. FirstCity’s share of the equity interest in the Portfolios acquired in France ranges from 10% to 33.5% and FirstCity has made a total equity investment in these Portfolios of approximately $40 million. FirstCity owns a 10% interest in MCS et Associes (“MCS”), a French asset servicing company, and FirstCity is, in conjunction with MCS and Cargill, actively pursuing opportunities to purchase additional pools of Portfolio Assets in France and other areas of Western Europe. In addition, FirstCity owns 100% of a Mexican asset servicing company, which has offices in Guadalajara and Mexico City, Mexico, that facilitates FirstCity’s participation in acquisition of Portfolios in Mexico. Through December 31, 2004, FirstCity and its various partners have acquired 12 Portfolios in Mexico consisting of an aggregate of approximately 55,000 assets for an aggregate purchase price of approximately $477 million. These assets had a Face Value of approximately $2.5 billion. FirstCity’s share of the equity interest in the Portfolios acquired in Mexico ranges from 3.21% to 25%, and FirstCity has made a total investment in these Portfolios of approximately $40 million.
      In 2004, FirstCity and various partners invested in three Portfolios in South America, primarily Argentina, for a combined purchase price of $27 million and Face Value of $341 million. FirstCity’s investment represented $3 million of the total purchase price.
      The following table presents selected data for the Portfolio Assets acquired by FirstCity:
Portfolio Assets

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Face Value	$842,920	$386,895	$702,019
Total purchase price	$174,139	$129,192	$171,769
Total equity invested	$139,850	$64,303	$66,932
FirstCity equity invested(1)	$59,762	$22,944	$16,717
Total number of Portfolio Assets	323,111	10,056	11,453

(1)	Includes investments made in the form of equity and notes receivable from the Acquisition Partnerships payable to affiliates of the Company.

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
      The evaluation includes an analysis of an asset’s projected cash flow and sources of repayment, including the availability of third party guarantees. FirstCity values loans (and other assets included in a portfolio) on the basis of its estimate of the present value of estimated cash flow to be derived in the resolution process. Once the cash flow estimates for a proposed purchase and the financing and partnership structure, if any, are finalized, FirstCity can complete the determination of its proposed purchase price for the targeted Portfolio Assets. Purchases are subject to purchase and sale agreements between the seller and the purchasing affiliate of FirstCity.
      The analysis and underwriting procedure in foreign markets follows the same extensive diligence philosophy as that employed by the Company domestically. Additional risks are evaluated in foreign markets, including economic factors (inflation or deflation), currency strength, short and long-term market stability and political concerns. These risks are evaluated and priced into the cost of the acquisition.

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

Structure and Financing of Portfolio Asset Purchases
      Portfolio Assets are either acquired for the account of a subsidiary of FirstCity or through the Acquisition Partnerships. Portfolio Assets owned directly by a subsidiary of FirstCity may be funded with loans made by FirstCity to its subsidiaries, equity financing provided by an affiliate of Cargill, the Bank of Scotland or other third parties and secured debt that is recourse only to the Acquisition Partnership.
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
      Under a Right of First Refusal Agreement and Due Diligence Reimbursement Agreement effective as of January 1, 1998, as amended (the “Right of First Refusal Agreement”) among the Company, FirstCity

Servicing Corporation, Cargill and its wholly owned subsidiary CFSC Capital Corp. II (“CFSC”), if the Company receives an invitation to bid on or otherwise obtains an opportunity to acquire interests in loans, receivables, real estate or other assets located in the United States, Mexico, Central America and South America in which the aggregate amount to be bid exceeds $4 million, or $500,000 for consumer assets, the Company is required to follow a prescribed notice procedure pursuant to which CFSC has the option to participate in the proposed purchase by requiring that such purchase or acquisition be effected through an Acquisition Partnership formed by the Company and Cargill (or an affiliate). The Right of First Refusal Agreement does not prohibit the Company from holding discussions with entities other than CFSC regarding potential joint purchases of interests in loans, receivables, real estate or other assets, provided that any such purchase is subject to CFSC’s right to participate in the Company’s share of the investment. The Right of First Refusal Agreement further provides that, subject to certain conditions, CFSC will pay to the Company a monthly amount to cover due diligence expense, plus 50% of the third party due diligence expenses incurred by the Company in connection with proposed asset purchases. The Right of First Refusal Agreement is a restatement and extension of a similar agreement entered into among the Company, certain members of the Company’s management and Cargill in 1992. The Right of First Refusal Agreement has a termination date of February 1, 2006 and will renew automatically for an additional year on an annual basis thereafter unless either party gives notice to the other of its desire to discontinue the arrangement six months prior to the termination date.
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
Consumer Lending — Discontinued Operation
      On September 21, 2004, FirstCity and certain of its subsidiaries entered into a definitive agreement to sell the remaining 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA-GP, IFA-LP and MG-LP for a total purchase price of $108.5 million in cash, resulting in distributions and payments to FirstCity in the aggregate amount of $86.8 million in cash, from various sources. The sale was completed on November 1, 2004, and the net cash proceeds from these transactions were primarily used to pay off debt

      The Company historically conducted all of its consumer receivable origination activities through Consumer Corp. Consumer Corp.’s focus had been on the origination and servicing of sub-prime consumer automobile loans. Such loans were extended to borrowers who evidenced an ability and willingness to repay credit, but had experienced an adverse event, such as a job loss, illness or divorce, or have had past credit problems, such as delinquency, bankruptcy, repossession or charge-offs. In the third quarter of 2000, Consumer Corp. formed Drive and transferred the entire operations of its automobile finance platform to Drive. Consumer Corp. sold a 49% equity interest in Drive to IFA-GP and IFA-LP, subsidiaries of BoS(USA), a wholly owned subsidiary of Bank of Scotland. See “Background” for additional information related to formation and structure of Drive.
      Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the consumer business segment as discontinued operations. The assets and liabilities of such operations have been classified as “Discontinued consumer assets held for sale” and “Liabilities from discontinued consumer operations.”
Government Regulation
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
Employees
      The Company had 237 employees as of December 31, 2004. No employee is a member of a labor union or party to a collective bargaining agreement. The Company believes that its employee relations are good.
Relationship with the Bank of Scotland
      FirstCity has had a significant relationship with the Bank of Scotland or its subsidiaries since September 1997. In November 2004, FirstCity and Bank of Scotland restructured an existing $5 million revolving credit loan and $45 million revolving portfolio acquisition facility into a $96 million revolving acquisition facility that matures in November 2008. This new facility is used to finance the senior debt and equity portion of distressed asset pool purchases and to provide for the issuance of Letters of Credit and working capital loans. The $96 million facility (i) allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million U.S. dollars, (ii) allows loans to be made for acquisition of Portfolio Assets originated in Latin America of up to $35 million, (iii) provides for an interest rate of Libor plus 2.50% to 2.75%, (iv) provides for a commitment fee of 0.20% of the unused balance of the revolving acquisition facility, and (v) provides that the aggregate borrowings under the facility does not exceed 60% of the net present value of FirstCity’s interest in Portfolio Assets in Acquisition Partnerships pledged to secure the acquisition facility.
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
      The Company leases all its office locations. The Company leases its current headquarters building from a related party under a noncancellable operating lease, which expires December 31, 2006. All leases of the other offices of the Company and subsidiaries expire prior to 2010. All facilities are sufficient for the Company’s current needs and are in good condition in all material respects. The following is a list of the Company’s principal physical properties leased as of December 31, 2004.

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
      On January 19, 2005, Prudential Financial, Inc. filed a petition in interpleader seeking to interplead 321,211 shares of Prudential common stock and any associated dividends arising from the demutualization of Prudential Financial, Inc. in December 2000. The shares of Prudential common stock related to group annuity contracts purchased by First-City National Bank of Houston, as trustee of the First City Bancorporation Employee Retirement Trust (the “Trust”) to fund obligations to participants in the First City Bancorporation Employee Retirement Plan (the “Plan”) in connection with termination of the Plan and the Trust in 1987. FirstCity, FCLT Loans Asset Corp. (“FCLT”), as assignee of the FirstCity Liquidating Trust, JP Morgan Chase Bank, National Association (“JPMCB”), and First-City National Bank of Houston as trustee of the Trust were made defendants in the suit as claimants to the Prudential common stock. An agreed order dated January 27, 2005, was entered providing that the Prudential common stock be transferred to JPMBC as record owner and for the sale of the stock. The January 27, 2005 court order also provided that the proceeds from the sale are to be held by JPMCB pending resolution, by agreement or court order, of all conflicting claims to the proceeds. JPMBC has indicated that the Prudential common stock was sold on January 28, 2005 for total proceeds of approximately $17.5 million. JPMCB also holds funds in the amount of approximately $489,000, which were dividend payments related to the Prudential common stock. FirstCity and FCLT have filed cross claims asserting ownership of the proceeds. JPMCB, in its capacity as successor trustee of the Trust filed an answer indicating that it was only acting in the suit in its capacity as trustee for the Trust. JPMBC also sought to add as additional parties to the suit a putative class of former employees of First City Bancorporation of Texas, Inc. (now FirstCity) who were participants in the Plan. JPMCB also seeks a declaration from the court as to whether the proceeds should be distributed to the successor of First City Bancorporation or to the putative class. Timothy Blair answered JPMCB’s third party action and intends to seek to represent the putative class.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      The Company’s common stock, $.01 par value per share (“Common Stock”) is traded on the Nasdaq Stock Market under the symbol FCFC. The number of holders of record of Common Stock on February 24, 2005 was approximately 806, as provided by American Stock Transfer, the Company’s transfer agent. High and low stock prices for the Common Stock in 2004 and 2003 are displayed in the following table:

	2004		2003

	Market Price		Market Price

Quarter Ended	High	Low	High	Low

March 31	$9.00	$5.95	$1.85	$1.10
June 30	8.34	6.95	2.25	1.25
September 30	10.21	6.47	4.85	2.17
December 31	10.44	8.30	7.10	3.45
      The Company has never declared or paid a dividend on the Common Stock. The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate that it will declare or pay any dividends on the Common Stock in the foreseeable future. Any future determination as to payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors that the Board of Directors deems relevant. Certain loan facilities to which the Company and its subsidiaries are parties contain restrictions relating to the payment of dividends and other distributions.
      During 2002, FirstCity acquired the minority interest in FirstCity Holdings held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity by issuing 400,000 shares of unregistered common stock of the Company and a note payable with an imputed balance of $.5 million at December 31, 2004. This note is to be paid down out of incentive servicing fees received from the Mexican Acquisition Partnerships, with an aggregate payout to the note holders not to exceed $3.2 million. The sale of the 400,000 shares of Common Stock was an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.
ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
Number (or
Approximate Dollar
			(c) Total Number of	Value) of Shares
			Shares (or Units)	(or Units) that may
	(a) Total Number of	(b) Average Price	Purchased as Part of	yet be Purchased
	Shares (or Units	Paid per Share (or	Publicly Announced	under the Plans or
Period	Purchased)	Unit)	Plans or Programs	Programs

October 1, 2004 to October 31, 2004	N/A
November 1, 2004 to November 30, 2004	N/A
December 1, 2004 to December 31, 2004	126,291	$21.525
Total	126,291	$21.525
      On December 30, 2004, FirstCity redeemed 126,291 shares of its New Preferred Stock, constituting all of the issued and outstanding shares of the New Preferred Stock, at a total redemption price of $21.525 per share. The redemption price represented the liquidation preference of the New Preferred Stock plus the final normal quarterly dividend of $.525 per share.

Item 6.	Selected Financial Data.
      The Selected Financial Data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and with the related Consolidated Financial Statements and Notes thereto under Item 8 of this Annual Report on Form 10-K, respectively.
Selected Financial Data

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$36,054	$35,492	$32,519	$32,474	$42,183
Expenses	30,905	30,959	28,656	33,815	46,422
Earnings (loss) from continuing operations	5,011	4,358	2,399	(2,277)	(11,795)
Earnings (loss) from discontinued operations	58,623	4,829	(6,170)	(752)	(4,105)
Net earnings (loss )	63,634	9,187	(3,771)	(3,029)	(15,900)
Redeemable preferred dividends	—	(133)	(2,478)	(2,568)	(2,568)
Net earnings (loss) to common stockholders(1)	63,634	9,054	(6,249)	(5,597)	(18,468)
Earnings (loss) from continuing operations per common share —
Basic(1)	0.45	0.38	(0.01)	(0.58)	(1.72)
Diluted(1)	0.42	0.37	(0.01)	(0.58)	(1.72)
Net earnings (loss) per common share —
Basic(1)	5.67	0.81	(0.74)	(0.67)	(2.21)
Diluted(1)	5.37	0.80	(0.74)	(0.67)	(2.21)
Consolidated Balance Sheet Data:
Total assets	158,857	132,388	126,456	138,893	140,991
Total notes payable	51,303	75,060	80,673	91,209	93,764
Preferred stock	—	3,846	3,705	32,101	29,533
Total common equity	92,423	28,969	18,752	3,877	8,478

(1)	Includes deferred tax provisions of $7.0 million in 2000 related to the reduction of benefits to be realized from NOLs.
      In December 2004, FirstCity redeemed all of the outstanding shares of its New Preferred Stock at a total redemption price of $21.525 per share. The redemption price represented the liquidation preference of the New Preferred Stock plus the fourth quarter 2004 dividend of $.525 per share. FirstCity completed the sale of its 31% investment in Drive in November 2004. As a result, the consumer lending segment conducted through Drive was no longer considered a principal reportable segment and is treated as a discontinued operation. The results of historical operations have been reflected as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
      In December 2002, FirstCity completed a recapitalization in which holders of the New Preferred Stock exchanged 1,092,210 shares of New Preferred Stock, representing 89.3% of the 1,222,901 shares previously outstanding, for 2,417,388 shares of common stock and $10.5 million. As a result, common equity was increased by $18.9 million. Upon the completion of the recapitalization, 130,691 shares of New Preferred Stock remained outstanding. During the first quarter of 2003, 4,400 shares of New Preferred Stock were redeemed for 8,200 shares of common stock and $50,000 in cash, leaving 126,291 shares outstanding at December 31, 2003. FirstCity also recorded a $4 million gain from the release of its guaranty of Drive’s indebtedness to BoS(USA). BoS(USA)’s warrant to purchase 1,975,000 shares of non-voting common stock was cancelled in connection with the recapitalization. FirstCity issued 400,000 shares of common stock to acquire the minority interest in FirstCity Holdings Inc from Terry R. DeWitt, G. Stephen Fillip and James C. Holmes.
      In the third quarter of 2000, Consumer Corp. completed a sale of a 49% equity interest in its automobile finance operation to IFA-GP and IFA-LP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
      During 2004, the Company recorded earnings to common stockholders on a diluted basis of $63.6 million or $5.37 per common share. The operating contribution from the Portfolio Asset acquisition and resolution segment was $14.4 million compared with $14.5 million for 2003. The Company was able to invest $59.8 million in portfolio acquisitions of $174.1 million during 2004 of which $47.7 million was invested in the U.S., $2.2 million in Europe, and $9.9 million in Latin America.
      In the fourth quarter of 2004, FirstCity sold its 31% beneficial ownership interest in Drive. This sale generated a $53.3 million net gain ($54.4 million gain, net of $1.1 million in taxes). The $86.8 million proceeds from the sale were primarily used to retire debt. Following the sale, FirstCity and Bank of Scotland restructured the existing $50 million revolving credit facility into a $96 million revolving acquisition facility that matures in November 2008.
      The effects of the sale of the ownership interest in Drive are reflected in the 2004 results. However, because Drive represents the consumer lending segment, which FirstCity exited, earnings related to this segment have been classified as “earnings from discontinued operations”.
      The 2004 investment level of $59.8 million represents the highest amount invested in a single year in the history of the Company’s Portfolio Asset acquisition and resolution business. The new liquidity and strengthened balance sheet that resulted from the completion of the sale of Drive gives FirstCity a strong equity base and new liquidity with which to grow the Portfolio Asset acquisition and resolution business. The pro forma impact of this sale on historical financial statements is represented in footnote 3 of the consolidated financial statements.
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
      As a result of the significant period to period fluctuations in the revenues and earnings of the Company’s Portfolio Asset acquisition and resolution business, period to period comparisons of the Company’s results of continuing operations may not be meaningful.
Results of Operations

2004 Compared to 2003
      The Company reported earnings from continuing operations of $5.0 million in 2004 compared to $4.4 million in 2003. Earnings from discontinued operations were $58.6 million in 2004 and $4.8 million in

2003. Net earnings to common stockholders were $63.6 million in 2004 compared to $9.1 million in 2003. On a per share basis, diluted net earnings to common stockholders were $5.37 in 2004 compared to $.80 in 2003.

Portfolio Asset Acquisition and Resolution
      The operating contribution of $14.4 million in 2004 decreased slightly from $14.5 million in 2003. FirstCity purchased $174 million of Portfolio Assets during 2004 ($136 million through the Acquisition Partnerships) compared to $129 million in acquisitions in 2003. FirstCity’s investment in these acquisitions was $59.8 million and $22.9 million in 2004 and 2003, respectively. FirstCity’s year-end investment in wholly-owned Portfolio Assets increased to $38.0 million from $4.5 million at December 31, 2004 and 2003, respectively.
      Servicing fee revenues. Servicing fee revenues decreased by 9% to $13.7 million in 2004 from $15.1 million in 2003. Service fees from the Mexican partnerships (including incentive service fees) decreased $1.3 million or 13% as a result of efforts to reduce operating costs in Mexico. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. Service Fees from the domestic Acquisition Partnerships were flat from year to year.
      Gain on resolution of Portfolio Assets. The net gain on resolution of Portfolio Assets increased from $1.4 million in 2003 to $1.6 million in 2004. The gross profit percentage on the resolution of Portfolio Assets in 2004 was 27% as compared to 18% in 2003 as a result of a payoff of three performing loans in July 2003 generating proceeds of $1.5 million and no gain.
      Equity in earnings of investments. Equity in earnings of Acquisition Partnerships increased 3% to $14.0 million in 2004 compared to $13.6 million in 2003. The Acquisition Partnerships reflected net earnings of $43.0 million in 2004 compared to net earnings of $15.1 million in 2003. Following is a discussion of equity earnings by geographic region.

•	Domestic — Equity in earnings of domestic Acquisition Partnerships decreased to $9.9 million in 2004 compared to $13.5 million in 2003. Equity earnings in MinnTex Investment Partners LP was $2.6 million in 2004 compared to $3.7 million in 2003 as the Portfolio Assets within that partnership are being liquidated. Also, one real estate partnership, of which FirstCity owns 50%, realized a $2.9 million gain in 2003.

•	Mexico — Equity in loss of Mexican Acquisition Partnerships was $1.0 million in 2004 compared to $4.0 million in 2003. These partnerships reflected a loss of $5.3 million in 2004 compared to $41.2 million in 2003. FirstCity’s percentage share of the partnerships’ losses was greater in 2004 than 2003 because FirstCity’s ownership percentage of recent acquisitions is greater than earlier acquisitions. The partnerships recorded foreign exchange gains of $3.0 million in 2004 compared to losses of $30.0 million in 2003. Interest expense of $11.6 million and $17.0 million were recorded in 2004 and 2003, respectively. This interest is owed to affiliates of the investors in these partnerships, of which FirstCity recorded $2.0 million and $2.5 million, respectively, as interest income. Excluding effects of foreign currency transactions and interest expense, these partnerships reflected adjusted net earnings of $3.2 million in 2004 compared to $5.8 million in 2003.

•	France — Equity in earnings of Acquisition Partnerships located in France increased 24% to $5.1 million in 2004 compared to $4.1 million in 2003. This increase is principally due to the addition of three partnerships which accounted for $.8 million in equity earnings in 2004. During 2004, FirstCity also recorded $.7 million in foreign currency transaction gains (included in other expenses) relating to investments in France as the euro relative to the dollar appreciated from 1.26 at December 31, 2003 to 1.36 at December 31, 2004.
      Interest income. Interest income on loans was $3.2 million in 2004 compared to $3.3 million in 2003.
      Other income. Other income was $1.9 million in 2004 compared to $1.2 million in 2003. In the first quarter of 2004, FirstCity reduced the estimated carrying value of loans payable to certain members of management by $.8 million. See further discussion related to these loans in note 7 of the consolidated financial statements.
      Expenses. Operating expenses were $21.0 million in 2004 compared to $20.5 in 2003.

      Interest and fees on notes payable increased 31% to $3.8 million in 2004 from $2.9 million in 2003. The average debt for the period increased to $43.6 million in 2004 from $31.1 million in 2003.
      Salaries and benefits decreased slightly to $12.4 million in 2004 from $12.5 million in 2003.
      The provision for loan and impairment losses was $30,000 in 2004 and $98,000 in 2003. Minimal provisions were recorded in 2004 and 2003 for performing or non-performing Portfolios as the economic conditions during that period did not negatively impact the Company’s expectation of future cash flows. Impairment on performing Portfolio Assets is measured based on the present value of the expected future cash flows in the aggregate discounted at the loan’s risk adjusted rates, which approximates the effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. Impairment on nonperforming Portfolios is evaluated by analyzing the expected future cash flows from the underlying assets within each Portfolio. The expected future cash flows are reviewed monthly and adjusted as deemed necessary. Changes in various factors including, but not limited to, economic conditions, deterioration of collateral values, deterioration in the borrower’s financial condition and other conditions described in the risk factors discussed later in this document, could have a negative impact on the estimated future cash flows of the Portfolio. Significant decreases in estimated future cash flows can reduce a Portfolio’s present value to below the Company’s carrying value of that Portfolio, causing impairment.
      For real estate Portfolios, the evaluation of impairment is determined quarterly based on the review of the estimated future cash receipts less estimated costs to sell, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified.
      There were no provisions recorded on loans receivable from Acquisition Partnerships during 2004 and 2003. These loans are secured by the assets/loans acquired by the partnerships with purchase money loans provided by affiliates of the investors in the partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.
      Occupancy, data processing and other expenses declined 4% to $4.7 million in 2004 from $5.0 million in 2003 partially as a result of efforts to reduce operating costs in Mexico. Also, in 2004 FirstCity recorded foreign currency exchange gains of $.7 million, which are included in other expenses, compared to $1.1 million in 2003.
      Minority interest expense was minimal from year to year.

Other Items Affecting Operations
      The following items affect the Company’s overall results of operations and are not directly allocated to the Portfolio Asset acquisition and resolution business discussed above.
      Corporate interest and overhead. Company level interest expense decreased by 26% to $3.4 million in 2004 from $4.6 million in 2003. Average debt declined to $32.1 million in 2004 from $45.8 million in 2003. Also, beginning with the third quarter of 2003, dividends on the New Preferred Stock are included in corporate interest expense. Other corporate overhead expenses increased 12% to $6.6 million in 2004 from $5.9 million in 2003 primarily due to increased salaries and benefits and other operating expenses at the corporate level.
      Income taxes. Provision for income taxes was $75,000 in 2004 and related primarily to federal alternative minimum taxes. Taxes in 2003 were $185,000 and related primarily to state income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in 2004 and 2003.

      Discontinued Operations. The Company recorded a provision of $3.8 million in 2004 for additional losses from discontinued mortgage operations compared to $.5 million in 2003. The only assets remaining from discontinued mortgage operations are the investment securities resulting from the retention of residual interests in securitization transactions. In 2004, the Company elected to initiate efforts to liquidate these residual interests. As a result, during the fourth quarter of 2004, FirstCity adjusted the carrying value of the residual interests to fair value, resulting in impairment of $2.6 million for the quarter and reducing the carrying value to $1.8 million. Prior to 2004, these securities were recorded at the estimated future gross cash receipts. These securities are in “run-off,” and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. As the securities “run off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.
      Earnings from discontinued consumer operations were $62.5 million in 2004 compared to $5.3 million in 2003. As discussed above, On November 1, 2004, FirstCity completed the sale of its remaining 31% interest in Drive and recognized a net gain of $53.3 million ($54.4 million gain, net of $1.1 million in taxes). Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the consumer business segment as discontinued consumer operations.

2003 Compared to 2002
      The Company reported earnings from continuing operations of $4.4 million in 2003 compared to $2.4 million in 2002. Net earnings from discontinued operations were $4.8 million in 2003 compared to a loss of $6.2 million in 2002. Net earnings to common stockholders were $9.1 million in 2003 compared to a loss of $6.2 million in 2002. On a per share basis, diluted net earnings to common stockholders were $.80 in 2003 compared to a loss of $.74 in 2002.

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
      Salaries and benefits increased $2.9 million, or 30%, due to increased servicing personnel in Mexico. Total personnel within the Portfolio Asset acquisition and resolution segment increased from 212 to 237 at December 31, 2002 and 2003, respectively, with the personnel in Mexico increasing from 137 to 176. FirstCity also recorded additional servicing fee revenues with the increased servicing responsibilities in Mexico.
      The provision for loan and impairment losses was $98,000 in 2003 and includes a $61,000 recovery on one real estate Portfolio. The provision for loan and impairment losses totaled $295,000 in 2002.
      Minimal provisions were recorded in 2003 and 2002 for performing or non-performing Portfolios as the economic conditions during that period did not negatively impact the Company’s expectation of future cash flows. The Company recorded permanent valuation impairments totaling $.2 million in 2002 on two real estate Portfolios due to deterioration of property values and market conditions, as well as additional expected disposal costs. There were no provisions recorded on loans receivable from Acquisition Partnerships during the third quarter of 2003 and 2002 as the estimated future cash flows from the underlying Portfolio Assets of the Acquisition Partnerships supported the pay-down of these loans.
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

Other Items Affecting Operations
      The following items affect the Company’s overall results of operations and are not directly allocated to the Portfolio Asset acquisition and resolution business discussed above.
      Corporate interest and overhead. Company level interest expense increased by 19% to $4.6 million in 2003 from $3.9 million in 2002 due to increased effective interest costs. Other corporate overhead expenses increased 10% to $5.9 million in 2003 from $5.4 million in 2002 primarily due to increased salaries and benefits and other operating expenses at the corporate level.
      Income taxes. Provision for income taxes was $185,000 in 2003 and $153,000 in 2002 and related primarily to state income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in 2003 and 2002.
      Discontinued Operations. The Company recorded a provision of $.5 million in 2003 for additional losses from discontinued mortgage operations compared to $9.7 million in 2002. The additional provisions primarily related to a decrease in the estimated future gross cash receipts on residual interests in securitizations. The decrease in the estimated future gross cash receipts was partially a result of the actual losses exceeding the losses projected by the valuation model. In addition, prepayment assumptions increased to take into consideration the lower market rates and higher than predicted actual prepayments.
      As discussed above, On November 1, 2004, FirstCity completed the sale of a 31% beneficial ownership interest in Drive. Pursuant to SFAS 144, the consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the consumer business segment as discontinued consumer operations. Earnings from discontinued consumer operations were $5.3 million in 2003 compared to $3.5 million in 2002. The increase primarily related to equity earnings in Drive, net of minority interest, of $5.8 million in 2003 compared to a loss of $.4 million in 2002. FirstCity also recognized in 2002 a $4 million deferred gain as a result of the release of FirstCity’s guaranty of a $60 million loan to Drive by BoS(USA). The guaranty was released in connection with the closing of the Company’s recapitalization in December 2002.

Analysis of Revenues and Expenses
      The following table summarizes the revenues and expenses of the Portfolio Asset acquisition and resolution business and presents the contribution that this business made to the Company’s operating margin.
Analysis of Revenues and Expenses

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$13,747	$15,051	$12,665
Gain on resolution of Portfolio Assets	1,649	1,380	1,138
Gain on sale of interest in investment	—	—	1,779
Equity in earnings of investments	14,913	14,174	9,212
Interest income	3,208	3,324	5,122
Other	1,933	1,197	2,185

Total	35,450	35,126	32,101
Expenses:
Interest and fees on notes payable	3,798	2,907	2,946
Salaries and benefits	12,403	12,537	9,611
Provision for loan and impairment losses	30	98	295
Occupancy, data processing, communication and other	4,745	4,953	6,504
Minority interest	63	(10)	1,311

Total	21,039	20,485	20,667

Operating contribution before direct taxes	$14,411	$14,641	$11,434

Operating contribution, net of direct taxes	$14,437	$14,497	$11,214

Corporate Overhead:
Other revenue	604	366	418
Corporate interest expense	(3,378)	(4,588)	(3,858)
Salaries and benefits, occupancy, professional and other income and expenses, net	(6,652)	(5,917)	(5,375)

Earnings from continuing operations	$5,011	$4,358	$2,399
Earnings (loss) from discontinued operations	58,623	4,829	(6,170)

Net earnings (loss)	63,634	9,187	(3,771)
Preferred dividends	—	(133)	(2,478)

Net earnings (loss) to common stockholders	$63,634	$9,054	$(6,249)

Share data:
Basic earnings per common share are as follows:
Earnings (loss) from continuing operations	$0.45	$0.38	$(0.01)
Discontinued operations	$5.22	$0.43	$(0.73)
Net earnings (loss)	$5.67	$0.81	$(0.74)
Weighted average common shares outstanding	11,230	11,200	8,500
Diluted earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations	$0.42	$0.37	$(0.01)
Discontinued operations	$4.95	$0.43	$(0.73)
Net earnings (loss) to common stockholders	$5.37	$0.80	$(0.74)
Weighted average common shares outstanding	11,840	11,349	8,500

Fourth Quarter 2004
      Net earnings for the fourth quarter of 2004 were $52.6 million, or $4.41 per share on a diluted basis. The following table presents a summary of operations for the fourth quarters of 2004 and 2003.
Condensed Consolidated Summary of Operations

	Fourth Quarter

	2004	2003

	(Dollars in thousands,
	except per share data)
Revenues	$10,334	$10,706
Expenses	8,445	8,178
Earnings from continuing operations	1,939	2,418
Earnings from discontinued operations	50,639	1,131
Net earnings to common stockholders	52,578	3,549
Net earnings per common share — basic	4.67	0.32
Net earnings per common share — diluted	4.41	0.31
Weighted average shares outstanding:
Basic	11,253	11,189
Diluted	11,913	11,621
Portfolio Asset Acquisition and Resolution
      In 2004 the Company invested $59.8 million in portfolios acquired through Acquisition Partnerships and subsidiaries. Acquisitions by the Company over the last five years are summarized as follows:

	Purchase	FirstCity
	Price	Investment

	(In thousands)
1st Quarter	$6,699	$3,097
2nd Quarter	85,424	18,512
3rd Quarter	36,054	27,143
4th Quarter	45,962	11,010

Total 2004	$174,139	$59,762
Total 2003	$129,192	$22,944
Total 2002	$171,769	$16,717
Total 2001	$224,927	$24,319
Total 2000	$394,927	$22,140
      The Company believes that prospects for investment in distressed assets in 2005 continue to be positive. In the U.S., opportunities remain strong as many sellers use the sale of distressed assets as an ongoing balance sheet management tool. Additionally, with the bank merger activity, acquiring banks are using the sale of portfolios to facilitate their acquisition activities. Additionally, in the foreign markets, the availability of distressed assets in France and Mexico remains strong. The Company is looking to expand its franchise base into Central and South America as well as other parts of Europe. To capitalize on these opportunities, FirstCity has implemented marketing programs to identify new opportunities for investment in Portfolio assets, both on a bid and negotiated basis.

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
Analysis of Selected Revenues and Expenses
Portfolio Asset Acquisition and Resolution

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Income from Portfolio Assets and Loans Receivable:
Average investment in Portfolio Assets and loans receivable:
Domestic	$19,028	$6,785	$13,068
Latin America	16,568	14,656	18,534
Europe	1,112	2,120	—

Total	$36,708	$23,561	$31,602

Income from Portfolio Assets and loans receivable:
Domestic	$2,653	$2,040	$2,208
Latin America	2,017	2,540	3,910
Europe	64	96	—

Total	$4,734	$4,676	$6,118

Average return (annualized):
Domestic	13.9%	30.1%	16.9%
Latin America	12.2%	17.3%	21.1%
Europe	5.8%	4.5%	—
Total	12.9%	19.9%	19.4%
Servicing fee revenues:
Domestic partnerships:
$ Collected	$120,956	$143,440	$188,081
Servicing fee revenue	4,858	4,857	5,469
Average servicing fee %	4.0%	3.4%	2.9%
Latin American partnerships:
$ Collected	$72,716	$56,372	$85,303
Servicing fee revenue	8,557	9,860	6,592
Average servicing fee %(1)	11.8%	17.5%	7.7%
Incentive service fees	$332	$334	$604
Total Service Fees:
$ Collected	$193,672	$199,812	$273,384
Servicing fee revenue	13,747	15,051	12,665
Average servicing fee %	7.1%	7.5%	4.6%

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Personnel:
Personnel expenses	$12,403	$12,537	$9,611
Number of personnel (at period end):
Domestic	65	61	75
Mexico	139	176	137

Total	204	237	212

Interest expense:
Average debt	$43,612	$31,147	$31,960
Interest expense	3,798	2,907	2,946
Average cost	8.7%	9.3%	9.2%
Provision for impairment on Portfolio Assets:
Non-performing	$16	$31	$97
Performing	13	57	4
Real estate	1	10	194

	$30	$98	$295

(1)	For the Mexican Acquisition Partnerships, the Company earns a servicing fee based on costs of servicing plus a profit margin.
      The following tables present selected information regarding the revenues and expenses of the Acquisition Partnerships, FirstCity’s average investment in and equity earnings in the Acquisition Partnerships.
Analysis of Selected Revenues and Expenses
Acquisition Partnerships

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Revenues:
Gain on resolution of Portfolio Assets	$95,779	$98,126	$89,824
Gross profit percentage on resolution of Portfolio Assets	36.89%	38.40%	33.00%
Interest income	$11,478	$9,631	$14,380
Other income	3,257	1,749	2,348
Interest expense(1):
Interest expense	$18,495	$24,032	$63,281
Average debt	$343,540	$380,101	$418,075
Average cost	5.38%	6.32%	15.14%
Other expenses:
Service fees	$17,260	$18,520	$17,909
Other operating costs	30,763	22,960	16,689
Foreign currency losses (gains)	(957)	29,957	24,919
Income taxes	1,970	(1,111)	(3,022)

Total other expenses	49,036	70,326	56,495

Net earnings (loss)	$42,983	$15,148	$(13,224)

Equity in earnings of Acquisition Partnerships	$13,970	$13,588	$8,418
Equity in earnings of Servicing Entities	943	586	794

	$14,913	$14,174	$9,212

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
FirstCity’s Average investment in Acquisition Partnerships
Domestic	$36,941	$34,282	$32,592
Latin America	1,141	1,034	1,155
Europe	13,159	12,137	9,419
Europe-Servicing subsidiaries	4,673	3,765	2,689

Total	$55,914	$51,218	$45,855

FirstCity share of equity earnings
Domestic	$9,905	$13,526	$9,983
Latin America	(992)	(4,028)	(3,493)
Europe	5,057	4,090	1,928
Europe-Servicing subsidiaries	943	586	794

Total	$14,913	$14,174	$9,212

(1)	Interest expense for 2004, 2003 and 2002 includes interest on loans to the Acquisition Partnerships located primarily in Mexico from affiliates of the investor groups. As noted above, beginning in 2003, FirstCity amended seven loan agreements from Mexican Acquisition Partnerships to provide for no interest to be payable with respect to periods after the effective date of the amendment. This change had no impact on the consolidated net earnings as the effect is offset through equity earnings in these Partnerships.
Liquidity and Capital Resources
      Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to the Acquisition Partnerships, and other investments by the Company. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt and dividends from the Company’s subsidiaries, short-term borrowings from revolving lines of credit, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.
      At December 31, 2004, FirstCity had $50.7 million total debt outstanding with the Bank of Scotland. As discussed in note 3 of the consolidated financial statements, on November 1, 2004, FirstCity completed the sale of the Company’s 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, which resulted in net proceeds of $86.8 million, primarily used to retire debt.
      On November 12, 2004, FirstCity and Bank of Scotland restructured an existing $5 million revolving credit loan and $45 million revolving portfolio acquisition facility into a $96 million revolving acquisition facility that matures in November 2008. This new facility will be used to finance the senior debt and equity portion of distressed asset pool purchases and to provide for the issuance of Letters of Credit and working capital loans. The $96 million facility (i) allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million U.S. dollars, (ii) allows loans to be made for acquisition of Portfolio Assets originated in Latin America of up to $35 million, (iii) provides for an interest rate of Libor plus 2.50% to 2.75%, (iv) provides for a commitment fee of 0.20% of the unused balance of the revolving acquisition facility, and (v) provides that the aggregate borrowings under the facility does not exceed 60% of the net present value of FirstCity’s interest in Portfolio Assets in Acquisition Partnerships pledged to secure the acquisition facility.
      BoS(USA) has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. BoS(USA) is entitled under certain circumstances to additional warrants in connection with this existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock. The warrant will expire on August 31, 2010, if it is not exercised prior to the date.

      FirstCity has a $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill. This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates and matures in March 2005. On November 12, 2004, the outstanding balances on the Cargill facility was paid down to zero out of a portion on the proceeds received from the sale of Drive.
      Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of December 31, 2004, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $131 million and outstanding borrowings of $51 million.
      Management believes that the Bank of Scotland loan facility, along with the liquidity from the Cargill Facility, the related fees generated from the servicing of assets, equity distributions from existing Acquisition Partnerships and wholly-owned portfolios, as well as sales of interests in equity investments, will allow the Company to meet its obligations as they come due during the next twelve months.
      The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of March 2, 2005, and the outstanding borrowings under such facilities as of December 31, 2004.

	Funded and
	Unfunded	Credit Facilities
	Commitment	Outstanding
	Amount as of	Borrowings as of
	March 2,	December 31,
	2005	2004	Interest Rate	Other Terms and Conditions

	(Dollars in millions)
Bank of Scotland $96 million portfolio acquisition and working capital facility	$96	$51	LIBOR+2.5%-2.75%	Secured by equity interests and other assets of FirstCity, matures November 2008

Cargill equity investment facility	35	—	Greater of 8.5% or LIBOR+4.5%	Secured by equity interests, matures March 2005

Unsecured loans payable	—	—	Rate based Corporate average cost of funds	Contingent liability related to acquisition of minority interest, Matures December 2011

Total	$131	$51

Unconsolidated Acquisition Partnerships Term Facilities(1)	$90	$90	Various rates	Secured by Portfolio Assets,
				various maturities, non-recourse

(1)	In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Latin American Acquisition Partnerships also have term debt of approximately $249 million outstanding as of December 31, 2004, owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $19.2 million as Loans Receivable on the Consolidated Balance Sheets.

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

Revenue Recognition: Performing, Non-performing and Real Estate Pools.
      In its Portfolio Asset acquisition and resolution business, FirstCity acquires Portfolio Assets that are designated as non-performing, performing or real estate. Each Portfolio is accounted for as a pool and not on an individual asset basis, except for real estate Portfolios. To date, a substantial majority of the Portfolio Assets acquired by FirstCity have been designated as non-performing. Once a Portfolio has been designated as either non-performing or performing, such designation is not changed regardless of the performance of the assets comprising the Portfolio. The Company recognizes revenue from Portfolio Assets and Acquisition Partnerships based on proceeds realized from the resolution of Portfolio Assets, which proceeds have historically varied significantly and likely will continue to vary significantly from period to period. See “Effect of New Accounting Standards” for discussion of changes implemented in 2005 for revenue recognition on Portfolio Assets.

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
      All non-performing Portfolio Assets are purchased at discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the adjusted cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the non-performing pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded an allowance for impairment of $16,000 in 2004, $31,000 in 2003 and $97,000 in 2002.
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
      The actual future proceeds of the pool could vary materially from the estimated proceeds of the pool due to changes in economic conditions, deterioration of collateral values, deterioration in the borrower’s financial condition and other conditions described in the risk factors discussed later in this document. In the event that the actual future proceeds of the pool exceed the current estimates, the reported future results of the Company could be higher than anticipated and would result in a higher net gain on resolution of non-performing Portfolio Assets. In the event that actual future proceeds of the pool are less than current estimates, the reported future results of the Company could be lower than anticipated and would result in lower net gain on resolution of non-performing Portfolio Assets or possibly require the Company to recognize impairment in the value of the pool.

Performing Portfolio Assets
      Performing Portfolio Assets consist primarily of Portfolios of consumer and commercial loans acquired at a discount from the aggregate amount of the borrowers’ obligation. Portfolios are classified as performing if a majority of all of the loans in the Portfolio is being repaid in accordance with the contractual terms of the underlying loan agreements at the date of acquisition.
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
      Impairment on each performing Portfolio is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans’ risk adjusted rate, which approximates the effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. The Company recorded an allowance for impairment of $13,000 in 2004, $57,000 in 2003 and $4,000 in 2002.
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

Real Estate Portfolios
      Real estate Portfolios consist of real estate acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of real estate Portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded an allowance for impairment of $1,000 in 2004, $10,000 in 2003, $194,000 in 2002.

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
      As a result of the Merger, the Company has substantial federal NOLs that can be used to offset the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company’s expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company’s view of its currently estimated ability to utilize the tax benefits result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company’s periodic consolidated financial statements. The Company’s analysis resulted in no change in 2004, 2003 and 2002.
      The Company has a net deferred tax asset of $20 million in the consolidated balance sheet as of December 31, 2004, which is composed of a gross deferred tax asset of $201 million net of a valuation allowance of $181 million. As discussed in note 3 of the consolidated financial statements, FirstCity sold its remaining 31% interest in Drive in November 2004. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes that the deferred tax asset, net of allowance, has been carried at low levels, and thus, the sale of Drive has no impact on FirstCity’s ability to realize all of the deferred tax asset, net of allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

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

Discontinued Operations
      Discontinued operations are comprised of two components previously reported as the Company’s residential and commercial mortgage banking business and the consumer lending business conducted through FirstCity’s minority interest investment in Drive. In November 2004, FirstCity completed the sale of its interest in Drive, and as of December 31, 2004, the Company had zero assets remaining from the discontinued consumer operations.

      The only assets remaining from discontinued mortgage operations are the investment securities resulting from the retention of residual interests in securitization transactions. These securities are in “run-off,” and the Company is contractually obligated to service these assets. Prior to the fourth quarter of 2004, FirstCity classified these securities as held to maturity and considered the estimated future gross cash receipts for such investment securities in the computation of the value of such investment securities. In the fourth quarter of 2004, FirstCity’s management elected to pursue a strategy to liquidate these assets and carry them as held for sale. Consequently, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the securities are recorded at the lower of their carrying value or fair value less cost to sell. The cash flows are collected over a period of time and are valued using a discount rate of 18% and prepayment assumptions of 32% to 35% for fixed rate loans and 33% for variable rate loans. Overall loss rates are estimated from 5% to 14% of collateral. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience and are reviewed quarterly in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary. The Company recorded provisions of $3.8 million in 2004, $.5 million in 2003 and $9.7 million in 2002 for additional losses from discontinued mortgage operations. In 2004, the provision primarily relates to FirstCity adjusting the carrying value of the residual interests to fair value. The additional provisions in 2003 and 2002 primarily related to a decrease in the estimated future gross cash receipts on residual interests in securitizations as a result of the actual losses exceeding the losses projected by the valuation model.

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
      FIN 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”). FirstCity holds significant variable interests in certain Acquisition Partnerships, which would be characterized as VIE’s. However, FirstCity is not deemed to be the primary beneficiary of any of these entities based on the criteria set forth in FIN 46R.
      Equity earnings in the foreign Acquisition Partnerships are recorded on a one-month lag due to the timing of FirstCity’s receipt of those financial statements.

Relationship with Cargill
      Cargill is a wholly-owned subsidiary of Cargill, Incorporated, which is generally regarded as one of the world’s largest privately held corporations and has offices worldwide. Cargill and its affiliates provide significant debt and equity financing to the Acquisition Partnerships. In addition, FirstCity believes its relationship with Cargill significantly enhances FirstCity’s credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into related businesses and foreign markets.
      Under the Right of First Refusal Agreement, if the Company receives an invitation to bid on or otherwise obtains an opportunity to acquire interests in loans, receivables, real estate or other assets located in the United States, Canada, Mexico, Central America, and South America, in which the aggregate amount to be bid exceeds $4 million, or $500,000 for consumer assets, the Company is required to follow a prescribed notice procedure pursuant to which CFSC has the option to participate in the proposed purchase by requiring that such purchase or acquisition be effected through an Acquisition Partnership formed by the Company and Cargill (or an affiliate). The Right of First Refusal Agreement does not prohibit the Company from holding discussions with entities other than CFSC regarding potential joint purchases of interests in loans, receivables, real estate or other assets, provided that any such purchase is subject to CFSC’s right to participate in the Company’s share of the investment. The Right of First Refusal Agreement further provides that, subject to certain conditions, CFSC will bear 50% of the due diligence expenses incurred by the Company in connection with proposed asset purchases. The Right of First Refusal Agreement is a restatement and extension of a similar agreement entered into among the Company, certain members of the Company’s management and Cargill in 1992. The Right of First Refusal Agreement has a termination date of February 1, 2006 and will renew automatically for an additional year on an annual basis thereafter unless either party gives notice to the other of its desire to discontinue the arrangement six months prior to the termination date.
      Future increases in the Company’s investments in Portfolio Assets acquired from institutions and government agencies may be obtained through investment entities formed with Cargill, whereby Cargill shares a general partner interest, thereby capitalizing on the expertise of Cargill whose skills complement those of the Company.
Contractual Obligations and Commercial Commitments
      The following tables present contractual cash obligations and commercial commitments of the Company as of December 31, 2004. See Notes 7, 12 and 14 of the Notes to Consolidated Financial Statements (dollars in thousands).

		Payments due by Period

		Less than	One to	After Four
Contractual Cash Obligations	Total	One Year	Three Years	Years

Notes payable secured by Portfolio Assets, loans receivable and equity in Acquisition Partnerships	$50,680	$—	$—	$50,680
Unsecured notes	623	132	—	491
Operating leases	571	327	207	37

	$51,874	$459	$207	$51,208

Amount of Commitment Expiration Period

	Unfunded	Less than	One to
	Commitments	One Year	Three Years

Commercial Commitments	$—	$—	$—
Effect of New Accounting Standards
      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. As it relates to FirstCity, on July 1, 2003, the carrying value of the New Preferred Stock was $3.7 million and approximated fair value. Beginning with the third quarter of 2003, the New Preferred Stock was presented as a liability in the consolidated financial statements and any related accretion of discount and dividends was charged to the consolidated results of operations. The New Preferred Stock was redeemed on December 30, 2004.
      In November 2003, the FASB issued Staff Position, No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Staff Position 150-3”). Staff Position 150-3 defers the application of various provisions of SFAS 150 for specified mandatorily redeemable noncontrolling interests in consolidated limited-life entities. FirstCity has minority interests in various limited-life partnerships with a carrying value of $1.3 million at December 31, 2004. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at December 31, 2004 is $1.5 million.
      In December 2003, the Accounting Standards Executive Committee issued Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted on a loan portfolio to the excess of undiscounted expected cash flows over the initial investment in the loan portfolio. SOP 03-3 became effective January 1, 2005. FirstCity accounts for all loans acquired after 2004 in accordance with SOP 03-3. For loans acquired prior to January 1, 2005, FirstCity adopted the provisions of SOP 03-3, as they apply to decreases in cash flows expected to be collected, on a prospective basis.
      In December 2003, the FASB issued a revision to Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), which was originally issued in January 2003. FIN 46R provides guidance on the consolidation of certain entities when control exists through other than voting (or similar) interests and was effective immediately with respect to entities created after January 31, 2003. For certain special purpose entities created prior to February 1, 2003, FIN 46R became effective for financial statements issued after December 15, 2003. For all other entities created prior to February 1, 2003, FIN 46R became effective January 1, 2004. FIN 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”). FirstCity holds significant variable interests in certain domestic Acquisition Partnerships and all of the French and Mexico partnerships, which would be characterized as VIE’s. However, FirstCity is not deemed to be the primary beneficiary of any of these entities. At December 31, 2004, FirstCity’s maximum exposure to loss as a result of its involvement with the VIE’s is $23.6 million.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company is required to adopt the provisions of SFAS No. 123R effective July 1, 2005, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption, January 1, 2005 for the Company, or for all periods presented. The Company will utilize the prospective method. Based on current unvested stock options outstanding, the Company anticipates approximately $1.1 million in unvested compensation cost at July 1, 2005 to be expensed prospectively.
      In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Management does not expect FSP No. 109-2 to have an impact on the Company as any taxes on repatriated foreign earnings are offset by the Company’s NOLs.
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
Assumptions Underlying Portfolio Asset Performance
      The purchase price and carrying value of Portfolio Assets acquired by FirstCity are determined largely by estimating expected future cash flows from such assets. FirstCity develops and revises such estimates based on its historical experience and current market conditions, and based on the discount rates that the Company believes are appropriate for the assets comprising the Portfolios. In addition, many obligors on Portfolio Assets have impaired or poor credit history, low income or other adverse credit events. FirstCity is subject to various risks associated with these borrowers, including, but not limited to, the risk that the borrowers will not satisfy their debt service obligations and that the realizable value of the assets securing their loans will not be sufficient to repay the borrowers’ debt. If the amount and timing of actual cash flows is materially different from estimates, the Company’s consolidated financial position, results of operations and business prospects could be materially adversely affected.
Risk Associated with Foreign Operations
      FirstCity has acquired, and manages and resolves, Portfolio Assets located in France and Mexico and is actively pursuing opportunities to purchase additional pools of distressed assets in these locations as well as other areas of Western Europe, and Central and South America. Foreign operations are subject to various special risks, including currency translation risks, currency exchange rate fluctuations, exchange controls and different political, social and legal environments within such foreign markets. To the extent future financing in foreign currencies is unavailable at reasonable rates, the Company would be further exposed to currency translation risks, currency exchange rate fluctuations and exchange controls. In addition, earnings of foreign operations may be subject to foreign income taxes that reduce cash flow available to meet debt service requirements and other obligations of the Company, which may be payable even if the Company has no earnings on a consolidated basis. Any or all of the foregoing could have a material adverse effect on the Company’s consolidated position, results of operations and business prospects.
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
Continuing Need for Financing
      The successful execution of the Company’s business strategy depends on its continued access to financing. In addition to the need for such financing, the Company must have access to liquidity to invest as equity or subordinated debt to meet its capital needs. Liquidity is generated by the cash flow to the Company from subsidiaries, access to the public debt and equity markets and borrowings incurred by the Company. The Company’s access to the capital markets is affected by such factors as changes in interest rates, general economic conditions, and the perception in the capital markets of the Company’s business, results of operations, leverage, financial position and business prospects. In addition, the Company’s ability to issue and sell common equity (including securities convertible into, or exercisable or exchangeable for, common equity) is limited as a result of the tax laws relating to the preservation of the NOLs available to the Company as a result of the Merger. There can be no assurance that the Company’s funding relationships with commercial banks, investment banks and financial services companies (including Cargill and the Bank of Scotland) that have previously provided financing for the Company and its subsidiaries will continue past their respective current maturity dates. Some credit facilities to which the Company and its subsidiaries are parties have short-term maturities. If these credit facilities are not extended and the Company or its subsidiaries cannot find alternative funding sources on satisfactory terms, or at all, the Company’s consolidated financial position, results of operations and business prospects would be materially adversely affected. See “Liquidity and Capital Resources.”
Risk of Declining Value of Collateral
      The value of the collateral securing consumer loans and loans acquired for resolution, as well as real estate or other acquired distressed assets, is subject to various risks, including uninsured damage, change in location or decline in value caused by use, age or market conditions. Any material decline in the value of such collateral could adversely affect the consolidated financial position, results of operations and business prospects of the Company.
Availability of Net Operating Loss Carryforwards
      The Company believes that, as a result of the Merger, approximately $596 million of NOLs were available to the Company to offset future taxable income as of December 31, 1995. Since December 31, 1995, the Company has generated an additional $132 million in tax operating losses, utilized $32 million of NOLs and written-off $84 million of NOLs. Accordingly, as of December 31, 2004, the Company believes that it has approximately $612 million of NOLs available to offset future taxable income. Out of the total $612 million of NOLs, the Company estimates it will be able to utilize $57 million, which equates to a $20 million deferred tax asset on the Company’s books and records. However, because the Company’s position in respect of its $596 million NOLs resulting from the Merger is based upon factual determinations and upon legal issues with respect to which there is uncertainty and because no ruling has been obtained from the Internal Revenue Service (the “IRS”) regarding the availability of the NOLs to the Company, there can be no assurance that the IRS will not challenge the availability of such NOLs and, if challenged, that the IRS will not be successful in disallowing this portion of the Company’s NOLs, with the result that the Company’s $20 million deferred tax asset would be reduced or eliminated.
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
      If the Company were unable to utilize its NOLs to offset future taxable income, it would lose significant competitive advantages that it now enjoys. Such advantages include, but are not limited to, the Company’s ability to generate capital to support its expansion plans on a tax-advantaged basis, to offset its and its consolidated subsidiaries’ pretax income, and to have access to the cash flow that would otherwise be represented by payments of federal tax liabilities.
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
Competition
      The business in which the Company operates is highly competitive. Some of the Company’s principal competitors are substantially larger and better capitalized than the Company. Because of their resources, these companies may be better able than the Company to acquire Portfolio Assets, to pursue new business opportunities or to survive periods of industry consolidation. Access to and the cost of capital are critical to the Company’s ability to compete. Many of the Company’s competitors have superior access to capital sources and can arrange or obtain lower cost of capital, resulting in a competitive disadvantage to the Company with respect to such competitors.
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
General Economic Conditions
      Periods of economic slowdown or recession, or declining demand for commercial real estate or commercial or consumer loans may adversely affect the Company’s business. Periods of economic slowdown or recession, whether general, regional or industry-related, may adversely affect the resolution of Portfolio Assets, lead to a decline in prices or demand for collateral underlying Portfolio Assets, or increase the cost of capital invested by the Company and the length of time that capital is invested in a particular Portfolio. All or any one of these events could decrease the rate of return and profits to be realized from such Portfolio and materially adversely affect the Company’s consolidated financial position, results of operations and business prospects.
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
Relationship With and Dependence Upon Cargill
      The Company’s relationship with Cargill is material in a number of respects. Cargill, a subsidiary of Cargill, Incorporated, a privately held, multi-national agricultural and financial services company, provides equity and debt financings for many of the Acquisition Partnerships. Cargill owns approximately 1.97% of the Company’s outstanding Common Stock, and a Cargill designee, Jeffery Leu, serves as a director of the Company. The Company believes its relationship with Cargill significantly enhances the Company’s credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into other businesses and foreign markets. Although management believes that the Company’s relationship with Cargill is excellent, there can be no assurance that such relationship will continue in the future. Absent such relationship, the Company and the Acquisition Partnerships would be required to find alternative sources for the financing that Cargill has historically provided. There can be no assurance that such alternative financing would be available. Any termination of such relationship could have a material adverse effect on the Company’s consolidated financial position, results of operations and business prospects.
Dependence on Key Personnel
      The Company is dependent on the efforts of its senior executive officers, particularly James R. Hawkins (Chairman of the Board) and James T. Sartain (President and Chief Executive Officer). The Company is also dependent on several of the key members of management who are instrumental in developing and implementing the business strategy for such subsidiaries. The inability or unwillingness of one or more of these individuals to continue in his present role could have a material adverse effect on the Company’s consolidated condition, results of operations and business prospects. There can be no assurance that any of the foregoing individuals will continue to serve in his current capacity or for what time period such service might continue. The Company does not maintain key person life insurance for any of its senior executive officers.
      The borrowing facilities for the Company and FirstCity each include key personnel provisions. These provisions generally provide that if certain key personnel are no longer employed and suitable replacements are not found within a defined time limit certain facilities become due and payable.
Influence of Certain Stockholders
      The directors and executive officers of the Company collectively beneficially own 23.79% of the Common Stock. Although there are no agreements or arrangements with respect to voting such Common Stock among such persons except as described below, such persons, if acting together, may effectively be able to control any vote of stockholders of the Company and thereby exert considerable influence over the affairs of the Company. James R. Hawkins, the Chairman of the Board, is the beneficial owner of 10.04% of the Common Stock. James T. Sartain, President and Chief Executive Officer of the Company, is the beneficial owner of 5.36% of the Common Stock. ATARA I, Ltd. (“ATARA”), an entity associated with Rick R. Hagelstein, former Executive Vice President of the Company and former Chief Executive Officer of Mortgage Corp., beneficially owns 2.15% of the outstanding Common Stock. In addition, Cargill owns approximately 1.97% of the Common Stock. Mr. Hawkins, Mr. Sartain, Cargill and ATARA are parties to a shareholder voting agreement (the “Stockholder Voting Agreement”). Under the Stockholder Voting Agreement, Mr. Hawkins, Mr. Sartain and ATARA are required to vote their shares in favor of Cargill’s designee for director of the Company, and Cargill is required to vote its shares in favor of one or more of the designees of Messrs. Hawkins and Sartain and ATARA. There can be no assurance that the interests of management or the other entities and individuals named above will be aligned with the Company’s other stockholders.

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
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.
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
      The following table is a summary of the interest earning assets and interest bearing liabilities, as of December 31, 2004, segregated by asset type as described in the previous paragraphs, with expected maturity or sales dates as indicated (dollars in thousands):

	Weighted					Greater
	Average	0-3	3-6	6-9	9-12	than 12
	Rate	Months	Months	Months	Months	Months	Total

Interest bearing assets
Portfolio assets(1)	N/A	$1,827	$1,176	$2,485	$5,079	$27,385	$37,952
Loans receivable(2)	7.09%	2,481	2,920	1,766	1,249	12,839	21,255
Equity investments(3)	N/A	13,397	8,783	10,588	7,924	17,123	57,815

		$17,705	$12,879	$14,839	$14,252	$57,347	$117,022

Interest bearing liabilities
Notes payable secured by Portfolio Assets, loans receivable and equity in Acquisition Partnerships(4)	4.92%	$—	$—	$—	$—	$50,680	$50,680
Unsecured notes	6.67%	—	—	132	—	491	623

		$—	$—	$132	$—	$51,171	$51,303

(1)	Portfolio assets are shown based on estimated proceeds from disposition, which could occur much faster or slower than anticipated or as directed.

(2)	Loans receivable are shown in the table based upon the expected date of sale or repayment.

(3)	Equity investments are shown based on anticipated equity disbursements, which could occur much faster or slower than anticipated.

(4)	Notes payable mature in the periods indicated. This does not necessarily indicate when the outstanding balances would be paid. Notes payable secured by Portfolio Assets fund up to 100% of the corresponding asset class. If the asset balance declines whether through a sale or a payment from the borrower, the corresponding liability must be paid.
      The Company currently has investments in Europe and Latin America. In Europe, the Company’s investments are in the form of equity and represent a significant portion of the Company’s total equity investments. As of December 31, 2004, one U.S. dollar equaled .73 Euros. A sharp change of the Euro relative to the U.S. dollar could materially adversely affect the financial position and results of operations of the Company. A 5% and 10% incremental depreciation of the Euro would result in an estimated decline in the valuation of the Company’s equity investments in Europe of approximately $.6 million and $1.2 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Euro relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations. As discussed above, the revolving acquisition facility with Bank of Scotland for $96 million allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million U.S. dollars. At December 31, 2004, the Company had $10.9 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. Management of the Company feels that this loan agreement will help reduce the risk of adverse effects of currency changes on Euro-denominated investments.
      In Mexico, approximately 95% of the Company’s investments are made through U.S. dollar denominated loans to the Partnerships located in Mexico. The remaining investment is in the form of equity in these same Partnerships. The loans receivable are required to be repaid in U.S. dollars. Although the U.S. dollar balance of these loans will not change due to a change in the Mexican peso, the future estimated cash flows of the underlying assets in Mexico could become less valuable as a result of a change in the exchange rate for the Mexican peso, and thus could affect the overall total returns to the Company on these investments. As of December 31, 2004, one U.S. dollar equaled 11.3 Mexican pesos. A 5% and 10% incremental depreciation of the Mexican peso would result in an estimated decline in the valuation of the Company’s total investments in Mexico of approximately $.9 million and $1.7 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Mexican peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.
      In 2004, FirstCity invested in three Portfolios in South America — primarily in the form of loans receivable from Argentina Acquisition Partnerships. As of December 31, 2004, one U.S. dollar equaled 3.0 Argentine pesos. The Company estimates that a 5% and 10% incremental depreciation of the Argentine peso would result in a decline in the valuation of the Company’s total investments in Argentina of approximately $.1 million and $.2 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Argentine peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

Item 8.	Financial Statements and Supplementary Data.
FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(Dollars in thousands, except
	per share data)
ASSETS
Cash and cash equivalents	$9,724	$2,745
Portfolio Assets, net	37,952	4,525
Loans receivable from Acquisition Partnerships held for investment	21,255	17,313
Equity investments	57,815	57,479
Deferred tax asset, net	20,101	20,101
Service fees receivable from affiliates	1,631	1,390
Other assets, net	8,562	6,769
Discontinued mortgage assets	1,817	6,399
Discontinued consumer assets held for sale	—	15,667

Total Assets	$158,857	$132,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable to affiliates	$491	$1,276
Notes payable other	50,812	73,784
Redeemable preferred stock, including accumulated dividends in arrears of zero and $1,193, respectively, (par value $.01; redemption value of $21 per share; 2,000,000 shares authorized; shares issued and outstanding: zero and 126,291, respectively)	—	3,846
Minority interest	1,292	841
Liabilities from discontinued consumer operations	9,033	19,132
Liabilities from discontinued mortgage operations	50	249
Other liabilities	4,756	4,291

Total Liabilities	66,434	103,419
Commitments and contingencies (note 14)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued and outstanding: 11,260,687 and 11,193,687, respectively)	113	112
Paid in capital	99,364	99,168
Accumulated deficit	(10,289)	(73,923)
Accumulated other comprehensive income	3,235	3,612

Total Stockholders’ Equity	92,423	28,969

Total Liabilities and Stockholders’ Equity	$158,857	$132,388

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	data)
Revenues:
Servicing fees from affiliates	$13,747	$15,051	$12,665
Gain on resolution of Portfolio Assets	1,649	1,380	1,138
Equity in earnings of investments	14,913	14,174	9,212
Interest income from affiliates	2,321	2,794	4,060
Interest income — other	902	533	1,068
Gain on sale of interest in equity investments	—	—	1,779
Other income	2,522	1,560	2,597

Total revenues	36,054	35,492	32,519
Expenses:
Interest and fees on notes payable to affiliates	65	79	27
Interest and fees on notes payable — other	6,846	7,283	6,777
Interest on shares subject to mandatory redemption	265	133	—
Salaries and benefits	16,139	15,875	12,609
Provision for loan and impairment losses	30	98	295
Occupancy, data processing, communication and other	7,560	7,491	8,948

Total expenses	30,905	30,959	28,656
Earnings from continuing operations before income taxes and minority interest	5,149	4,533	3,863
Provision for income taxes	(75)	(185)	(153)

Earnings from continuing operations before minority interest	5,074	4,348	3,710
Minority interest	(63)	10	(1,311)

Earnings from continuing operations	5,011	4,358	2,399

Discontinued operations
Earnings (loss) from operations of discontinued components	60,382	4,774	(6,170)
Income taxes	(1,759)	55	—

Net earnings (loss) from discontinued operations	58,623	4,829	(6,170)

Net earnings (loss)	63,634	9,187	(3,771)
Accumulated preferred dividends in arrears	—	(133)	(2,478)

Net earnings (loss) to common stockholders	$63,634	$9,054	$(6,249)

Basic earnings per common share are as follows:
Earnings (loss) from continuing operations	$0.45	$0.38	$(0.01)
Discontinued operations	$5.22	$0.43	$(0.73)
Net earnings (loss) to common stockholders	$5.67	$0.81	$(0.74)
Weighted average common shares outstanding	11,230	11,200	8,500
Diluted earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations	$0.42	$0.37	$(0.01)
Discontinued operations	$4.95	$0.43	$(0.73)
Net earnings (loss) to common stockholders	$5.37	$0.80	$(0.74)
Weighted average common shares outstanding	11,840	11,349	8,500
See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
	Number of				Other	Total
	Common	Common	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Income	Equity

	(Dollars in thousands)
Balances, December 31, 2001	8,376,500	$84	$79,645	$(76,728)	$876	$3,877
Issuance of common stock in Exchange for redeemable preferred stock	2,417,388	24	18,891	—	—	18,915
Issuance of common stock to acquire minority interest in subsidiary	400,000	4	396	—	—	400
Issuance of common stock under employee stock purchase plan	1,188	—	2	—	—	2
Comprehensive loss:
Net loss for 2002	—	—	—	(3,771)	—	(3,771)
Translation adjustments	—	—	—	—	1,782	1,782
Unrealized net gain on securitization	—	—	—	—	25	25

Total comprehensive loss						(1,964)

Preferred dividends	—	—	—	(2,478)	—	(2,478)

Balances, December 31, 2002	11,195,076	112	98,934	(82,977)	2,683	18,752
Issuance of common stock in exchange for redeemable preferred stock	8,200	—	75	—	—	75
Issuance of shares through employee stock purchase plan	1,395	—	3	—	—	3
Exercise of common stock options	6,250	—	12	—	—	12
Refund of unconverted common stock	(17,234)	—	144	—	—	144
Comprehensive income:
Net earnings for 2003	—	—	—	9,187	—	9,187
Translation adjustments	—	—	—	—	2,157	2,157
Unrealized net loss on securitization	—	—	—	—	(1,228)	(1,228)

Total comprehensive income						10,116

Preferred dividends	—	—	—	(133)	—	(133)

Balances, December 31, 2003	11,193,687	112	99,168	(73,923)	3,612	28,969
Exercise of common stock options	67,000	1	196	—	—	197
Comprehensive income:
Net earnings for 2004	—	—	—	63,634	—	63,634
Translation adjustments	—	—	—	—	(377)	(377)

Total comprehensive income						63,257

Balances, December 31, 2004	11,260,687	$113	$99,364	$(10,289)	$3,235	$92,423

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$63,634	$9,187	$(3,771)
Adjustments to reconcile net earnings to net cash used in operating activities:
Net (earnings) loss from discontinued operations	(58,623)	(4,829)	6,170
Proceeds from resolution of Portfolio Assets	5,998	7,527	4,210
Gain on resolution of Portfolio Assets	(1,649)	(1,380)	(1,138)
Purchase of Portfolio Assets and loans receivable, net	(48,416)	(6,646)	(4,412)
Provision for loan and impairment losses	30	98	295
Equity in earnings of investments	(14,913)	(14,174)	(9,212)
Proceeds from performing Portfolio Assets and loans receivable, net	7,283	4,660	5,675
Capitalized interest and costs on Portfolio Assets and loans receivable	(191)	(216)	(15)
Depreciation and amortization	725	896	721
(Increase) decrease in service fees receivable from affiliate	(241)	845	(689)
Increase in other assets	(952)	(2,576)	(2,528)
Gain on sale of interest in equity investments or Subsidiary	—	—	(1,779)
Gain on early extinguishment of debt	—	—	(899)
Payment of dividends on preferred stock	(1,459)	—	—
Increase in other liabilities	396	73	1,866
Change in debt imputed value	(759)	—	—

Net cash used in operating activities	(49,137)	(6,535)	(5,506)

Cash flows from investing activities:
Proceeds from sale of interest in equity investments or Subsidiary	—	—	3,373
Purchase of minority interest by consolidated subsidiary	—	(1,399)	—
Property and equipment, net	(2,307)	(776)	(412)
Contributions to Acquisition Partnerships and Servicing Entities	(12,603)	(18,879)	(14,011)
Distributions from Acquisition Partnerships and Servicing Entities	29,050	30,845	23,440

Net cash provided by investing activities	14,140	9,791	12,390

Cash flows from financing activities:
Borrowing under notes payable — other	75,848	30,748	61,626
Payments of notes payable to affiliates	(26)	(82)	(1,079)
Payments of notes payable — other	(99,965)	(36,498)	(40,118)
Proceeds from issuance of common stock	—	15	2
Refund on unconverted Common Stock	—	144	—
Payments for tender of redeemable preferred stock	(2,652)	(50)	(10,456)
Payments for closing costs of recapitalization	—	—	(1,503)
Exercise of options	197	—	—

Net cash provided by (used in) financing activities	(26,598)	(5,723)	8,472

Net cash provided by (used in) continuing operations	(61,595)	(2,467)	15,356
Net cash provided by (used in) discontinued operations	68,574	1,094	(16,821)

Net increase (decrease) in cash and cash equivalents	6,979	(1,373)	(1,465)
Cash and cash equivalents, beginning of year	2,745	4,118	5,583

Cash and cash equivalents, end of year	$9,724	$2,745	$4,118

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$7,520	$6,401	$5,580
Income taxes	823	350	46
Non-cash financing activities:
Dividends accumulated and not paid on preferred stock	—	133	2,478
See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
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
      The Company is a financial services company with offices throughout the United States and Mexico, with a presence in France and South America. At December 31, 2004, the Company was engaged in one principal reportable segment -portfolio asset acquisition and resolution. On September 21, 2004, FirstCity and certain of its subsidiaries entered into a Securities Purchase Agreement relating to the sale of the Company’s remaining 31% beneficial ownership interest in Drive Financial Services LP (“Drive”) and its general partner, Drive GP LLC, to IFA Drive GP Holdings LLC (“IFA-GP”), IFA Drive LP Holdings LLC (“IFA-LP”) and Drive Management LP (“MG-LP”). This sale was completed on November 1, 2004 and resulted in a $53.3 million net gain ($54.4 million gain, net of $1.1 million in taxes). The $86.8 million proceeds from the sale were primarily used to retire debt. Following the sale, FirstCity and Bank of Scotland restructured the existing $50 million revolving credit facility into a $96 million revolving acquisition facility that matures in November 2008.
      As a result of the execution of the sale agreement which was completed on November 1, 2004, the consumer lending segment conducted through Drive was no longer considered a principal reportable segment and is treated as a discontinued operation. Effective in the third quarter of 1999, the Company adopted formal plans to discontinue its mortgage banking operations which had previously also been reported as a segment. Activities related to the mortgage banking and consumer lending operations have been reclassified in the accompanying consolidated financial statements to discontinued operations. Refer to Note 3 for information related to the mortgage banking and consumer lending discontinued operations.
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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The accompanying consolidated financial statements include the accounts of all majority owned subsidiaries of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in 20 to 50 percent owned affiliates are accounted for on the equity method since the Company has the ability to exercise significant influence over operating and financial policies of those affiliates. For domestic Acquisition Partnerships, the Company owns a limited partner interest and generally shares in a general partner interest. Regarding the foreign investments, the Company primarily participates through limited liability entities. In all cases, the Company’s direct and indirect equity interest never exceeds 50%. The following is a listing of the 20 to 50 percent owned affiliates accounted for on the equity method and held at December 31, 2004:

Percentage
Affiliate	Ownership

BIDMEX 4, LLC	20.00%
BIDMEX 5, LLC	20.00%
BIDMEX 8, LLC	20.00%
CRY Limited	20.00%
CTY Limited	20.00%
UHR Limited	20.00%
WOX Limited	20.00%
Namex, LLC	22.22%
WOD Limited	22.50%
WOL Limited	22.50%
FC Portfolio Limited	22.50%
SAI SA	22.50%
FCS Fischer, Ltd	24.70%
NEVVS Limited	25.00%
BIDMEX 7, LLC	25.00%
BIDMEX 10, LLC	25.00%
MinnTex Investment Partners LP	33.00%
Compagnie Transatlantique de Portefeuilles	33.33%
FCS Fischer GP, Corp	33.33%
P.R.L. Development, SAS	33.50%
First B Realty, L.P	49.00%
WAMCO III, Ltd	49.00%
WAMCO IX, Ltd	49.00%
WAMCO XXIV, Ltd	49.00%
WAMCO XXV, Ltd	49.00%
WAMCO XXVIII, Ltd	49.50%

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Percentage
Affiliate	Ownership

WAMCO XXX, Ltd	49.50%
WAMCO 31, Ltd	49.50%
WAMCO 32, Ltd	49.50%
WAMCO 33, Ltd	49.50%
FCS Creamer Ltd	49.75%
FCS Wildhorse, Ltd	49.75%
FCS Wood, Ltd	49.75%
Calibat Fund, LLC	50.00%
FCS Creamer GP, Corp	50.00%
FCS Wildhorse GP Corp	50.00%
FCS Wood GP Corp	50.00%
FirstCity South America	50.00%
FirstStreet Investment Corporation	50.00%
MinnTex GP Corp	50.00%
WAMCO 31 of Texas, Inc	50.00%
WAMCO 32 of Texas, Inc	50.00%
WAMCO 33 of Texas, Inc	50.00%
WAMCO III of Texas, Inc	50.00%
WAMCO IX of Texas, Inc	50.00%
WAMCO XXIV of Texas, Inc	50.00%
WAMCO XXV of Texas, Inc	50.00%
WAMCO XXVII of Texas, Inc	50.00%
WAMCO XXVIII of Texas, Inc	50.00%
WAMCO XXX of Texas, Inc	50.00%
      Investments in less than 20 percent owned partnerships are also accounted for on the equity method. FirstCity has the ability to exercise significant influence over operating and financial policies of these entities, despite its comparatively smaller equity percentage, due primarily to its active participation in the policy making process as well as its involvement in the day-to-day management activities. These partnerships are formed to share in the risks and rewards in developing new markets as well as to pool resources. Following is a

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
listing of the less than 20 percent owned partnerships accounted for on the equity method and held at December 31, 2004:

Percentage
Affiliate	Ownership

BIDMEX, LLC	3.21%
WAMCO XXVII, Ltd	4.07%
BIDMEX II, LLC	4.12%
BIDMEX 6, LLC	10.00%
WHBE Limited	10.00%
Renova Financial Trust	10.00%
BIDMEX 3, LLC	10.02%
ResMex, LLC	11.12%
FC Properties, Ltd	14.50%
BIDMEX 9, LLC	15.00%
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
      All non-performing Portfolio Assets are purchased at substantial discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the adjusted cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the non-performing pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded an allowance for impairment of $16, $31 and $97 in 2004, 2003 and 2002, respectively.
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
      Impairment on each Portfolio is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans’ risk adjusted rates, which approximates the effective interest rates, or

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. The Company recorded an allowance for impairment of $13, $57 and $4 in 2004, 2003 and 2002, respectively.

Real Estate Portfolios
      Real estate Portfolios consist of real estate acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of a real estate Portfolio is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded an allowance for impairment of $1, $10 and $194 in 2004, 2003 and 2002, respectively.

(f)	Loans Receivable
      Loans receivable consist primarily of loans made to Acquisition Partnerships located in Mexico at fixed rates ranging between 0% and 18%, the repayment of which is generally dependent upon future cash flows and distributions made from those Acquisition Partnerships. Interest is accrued when earned in accordance with the contractual terms of the loans. The evaluation for impairment is determined based on the review of the estimated future cash receipts of the underlying nonperforming Portfolio Assets of each related Acquisition Partnership. The Company recorded no allowance for impairment in 2004, 2003 and 2002. During 2004 and 2003, the Company amended loan agreements with four and three Mexican partnerships, respectively, to provide for no interest to be payable with respect to periods after the effective date of the amendments. At December 31, 2004 and 2003, the balance of nonaccrual loans receivable was $8.9 million and $6.7 million, respectively.

(g)	Property and Equipment
      Property and equipment are carried at cost, less accumulated depreciation and are included in other assets. Depreciation is provided using straight-line method over the estimated useful lives of the assets.

(h)	Intangibles
      Intangible assets represent the excess of purchase price over fair value of assets acquired in connection with purchase transactions (goodwill) as well as the purchase price of future service fee revenues and are included in other assets. Goodwill and intangible assets with indefinite useful lives are tested for impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

(i)	Revenue Recognition on Service Fees
      The Company has no capitalized servicing rights because servicing is not contractually separated from the underlying assets by sale or securitization of the assets with servicing retained or separate purchase or assumption of the servicing. The Company services all of the Portfolio Assets owned for its own account, all of the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, certain Portfolio Assets owned by third parties. In connection with the Acquisition Partnerships in the United States, the Company generally earns a servicing fee, which is a percentage of gross cash collections generated rather than

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a management fee based on the Face Value of the asset being serviced. The rate of servicing fee charged is generally a function of the average Face Value of the assets within each pool being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range), the type of assets and the level of servicing required on each assets. For the Mexican Acquisition Partnerships, the Company earns a servicing fee based on costs of servicing plus a profit margin. The Acquisition Partnerships in France are serviced by MCS, in which the Company maintains a 10% equity interest. In all cases, service fees are recognized as they are earned in accordance with the servicing agreements.

(j)	Revenue Recognition on Contingent Fees
      The Company currently has certain servicing contracts with its Mexican investment entities whereby the Company is entitled to additional compensation for servicing once a specified return to the investors has been achieved. The Company will not recognize any revenue related to these contracts until the investors have received the required level of returns specified in the contracts and the Mexican investment entity has received cash in an amount greater than the required returns. There is no guarantee that the required level of returns to the investors will be achieved or that any additional compensation to the Company related to the contracts will be realized. The amount of these fees recognized by the Company was $332 in 2004, $334 in 2003 and $604 in 2002.
      The Mexican investment entities record an accrued expense for these contingent fees provided that these fees are probable and reasonably estimable.

(k)	Accumulated Other Comprehensive Income
      Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”), established standards for reporting and displaying comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires the accumulated balance of other comprehensive income (loss) to be displayed separately in the equity section of the consolidated balance sheet. The Company’s other comprehensive income (loss) consists of foreign currency transactions and unrealized gains (losses) on securitization transactions.

(l)	Translation Adjustments
      The Company has determined that the local currency is the functional currency for its operations outside the United States (primarily France and Mexico). Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders’ equity in accumulated other comprehensive income (loss). Revenues, costs and expenses denominated in foreign currencies are translated at the weighted average exchange rate for the period. An analysis of the changes in the cumulative adjustments during 2004, 2003 and 2002 follows (dollars in thousands):

Balance, December 31, 2001	$(327)
Aggregate adjustment for the year resulting from translation adjustments	1,782

Balance, December 31, 2002	1,455
Aggregate adjustment for the year resulting from translation adjustments	2,157

Balance, December 31, 2003	3,612
Aggregate adjustment for the year resulting from translation adjustments and gains and losses on certain hedge transactions	(377)

Balance, December 31, 2004	$3,235

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Increases or decreases in expected functional currency cash flows upon settlement of a foreign currency transaction are recorded as foreign currency transaction gains or losses and included in the results of operations in the period in which the exchange rate changes. Aggregate foreign currency transaction gains included in the consolidated statements of operations for 2004, 2003 and 2002 were $678, $1,136 and $143 respectively.
      At December 31, 2004, the Company had $10.9 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company entered into the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation loss included in accumulated other comprehensive income relating to the Euro-denominated debt was $297 for 2004 and zero for 2003 and 2002.

(m)	Unrealized Gains on Securitization Transactions
      Prior to November 1, 2004, the Company had equity investments in certain entities which had retained unrated interests in securitization transactions. These retained interests represented the present value of the right to the excess cash flow generated by the securitized contracts. The residual certificates were accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Because such assets could be contractually prepaid or otherwise settled in such a way that the holder would not receive all of the recorded investment, the assets were classified as available-for-sale investments and carried at estimated fair value with any accompanying increases or decreases in estimated fair value being recorded as unrealized gains or losses in other comprehensive income (loss) in the accompanying statements of stockholders’ equity and comprehensive income. An analysis of the changes in the unrealized net gains on securitization transactions during 2004, 2003 and 2002 follows.

Balance, December 31, 2001	$1,203
Aggregate adjustment for the period resulting from unrealized net gains on securitizations	25

Balance, December 31, 2002	1,228
Aggregate adjustment for the period resulting from unrealized net losses on securitizations	(1,228)

Balance, December 31, 2003	—
Aggregate adjustment for the period resulting from unrealized net losses on securitizations	—

Balance, December 31, 2004	$—

(n)	Income Taxes
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
      Basic net earnings (loss) per common share calculations are based upon the weighted average number of common shares outstanding. Potentially dilutive common share equivalents include warrants and employee stock options in the diluted loss per common share calculations. The effects of any Common Stock equivalents are antidilutive for 2002 due to the net loss for the period; therefore, diluted loss per common share is reported the same as basic loss per common share for 2002.
      Basic and diluted earnings (loss) from continuing operations per share were determined as follows:

	2004	2003

	Year Ended December 31,

			2002

Earnings from continuing operations	$5,011	$4,358	$2,399
Less: accumulated preferred dividends in arrears	—	(133)	(2,478)

Earnings (loss) from continuing operations available to common stockholders	$5,011	$4,225	$(79)

Weighted average outstanding shares of common stock	11,230	11,200	8,500
Dilutive effect of:
Warrants	302	79	—
Employee stock options	308	70	—

Weighted average outstanding shares of common stock and common stock equivalents	11,840	11,349	8,500

Earnings (loss) from continuing operations per share:
Basic	$0.45	$0.38	$(0.01)

Diluted	$0.42	$0.37	$(0.01)

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(q)	Stock-Based Compensation
      At December 31, 2004, the Company has three stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,

	2004	2003	2002

Net earnings (loss) to common stockholders, as reported	$63,634	$9,054	$(6,249)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(346)	(204)	(208)

Pro forma net earnings (loss) to common stockholders	$63,288	$8,850	$(6,457)

Net earnings (loss) per common share:
Basic — as reported	$5.67	$0.81	$(0.74)

Basic — pro forma	$5.64	$0.79	$(0.76)

Diluted — as reported	$5.37	$0.80	$(0.74)

Diluted — pro forma	$5.35	$0.78	$(0.76)

      The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model. The following table sets forth the weighted average assumptions used to calculate the fair value of the stock options for 2004 and 2003. There were no stock options granted in 2002.

	Year Ended
	December 31,

	2004	2003	2002

Volatility	90%	94%	—
Risk-free interest rate	4.85%	3.96%	—
Expected life in years	10	10	—
Dividend yield	Zero	Zero	—

(r)	Effects of New Accounting Standards
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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. As it relates to FirstCity, on July 1, 2003, the carrying value of the New Preferred Stock was $3.7 million and approximated fair value. Beginning with the third quarter of 2003, the New Preferred Stock was presented as a liability in the consolidated financial statements and any related accretion of discount and dividends was charged to the consolidated results of operations.
      In November 2003, the FASB issued Staff Position, No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“Staff Position 150-3”). Staff Position 150-3 defers the application of various provisions of SFAS 150 for specified mandatorily redeemable noncontrolling interests in consolidated limited-life entities. FirstCity has minority interests in various limited-life partnerships with a carrying value of $1.3 million at December 31, 2004. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at December 31, 2004 is $1.5 million.
      In December 2003, the Accounting Standards Executive Committee issued Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 limits the yield that may be accreted on a loan portfolio to the excess of undiscounted expected cash flows over the initial investment in the loan portfolio. SOP 03-3 became effective January 1, 2005. FirstCity accounts for all loans acquired after 2004 in accordance with SOP 03-3. For loans acquired prior to January 1, 2005, FirstCity adopted the provisions of SOP 03-3, as they apply to decreases in cash flows expected to be collected, on a prospective basis.
      In December 2003, the FASB issued a revision to Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), which was originally issued in January 2003. FIN 46R provides guidance on the consolidation of certain entities when control exists through other than voting (or similar) interests and was effective immediately with respect to entities created after January 31, 2003. For certain special purpose entities created prior to February 1, 2003, FIN 46R became effective for financial statements issued after December 15, 2003. For all other entities created prior to February 1, 2003, FIN 46R became effective January 1, 2004. FIN 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”). FirstCity holds significant variable interests in certain domestic Acquisition Partnerships and all of the French and Mexico partnerships, which would be characterized as VIE’s. However, FirstCity is not deemed to be the primary beneficiary of any of these entities. At December 31, 2004, FirstCity’s maximum exposure to loss as a result of its involvement with the VIE’s is $23.6 million.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
forma disclosures required for those periods by the original SFAS No. 123. The Company is required to adopt the provisions of SFAS No. 123R effective July 1, 2005, at which time the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption, January 1, 2005 for the Company, or for all periods presented. The Company will utilize the prospective method. Based on current unvested stock options outstanding, the Company anticipates approximately $1.1 million in unvested compensation cost at July 1, 2005 to be expensed prospectively.
      In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Management does not expect FSP No. 109-2 to have an impact on the Company as any taxes on repatriated foreign earnings are offset by the Company’s NOLs.

(s)	Reclassifications
      As a result of FirstCity’s sale of its remaining 31% interest in Drive and debt restructure in November 2004 (see note 2), certain amounts in the consolidated financial statements for prior years have been reclassified to conform with current consolidated financial statement presentation.

2.	Restructure, Liquidity and Capital Resources
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
      As a part of the recapitalization, BoS(USA) provided a non-recourse loan in the amount of $16 million to FirstCity which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity’s debt to the Bank of Scotland. In connection with the $16 million loan, FirstCity was obligated to pay an arrangement fee to

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
BoS(USA) equal to 20% of all amounts received by FirstCity in excess of $16 million from any sale or other disposition of FirstCity’s 20% interest in Drive and all dividends and other distributions paid by Drive or its general partner on FirstCity’s 20% interest in Drive.
      Also related to the recapitalization, the Bank of Scotland and BoS(USA) (the “Lenders”) refinanced the remainder of the Company’s debt facilities. The Lenders also provided new financing to FirstCity, with a total commitment of up to $59 million, consisting of (a) a $5 million revolving credit loan and (b) an acquisition term loan facility for loans in a maximum aggregate amount of $54 million. Effective as of March 31, 2004, the Company amended the acquisition term loan facility which provided for term loans of a maximum amount of $54 million to become a revolving loan facility with a maximum principal balance of $45 million outstanding at any time.
      On November 1, 2004, FirstCity completed the sale of the Company’s 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, which resulted in net proceeds of $86.8 million. A portion of the proceeds were used to pay off debt. As a result of the sale, FirstCity owed the Bank of Scotland an arrangement fee of $8.0 million relating to the $16 million loan to FirstCity discussed above. This fee was paid in January 2005.
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
      In connection with a refinance of debt facilities in 1999, BoS(USA) has a warrant to purchase 425,000 shares of the Company’s voting Common Stock at $2.3125 per share. BoS(USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares under certain specific situations to retain its ability to acquire approximately 4.86% of the Company’s voting Common Stock. The warrant will expire on August 31, 2010, if it is not exercised prior to that date.
      The Company has a $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill (the “Cargill Facility”). This facility is being used exclusively to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates and matures in March 2005. At September 30, 2004, approximately $23.2 million was outstanding under this facility. On November 12, 2004, the outstanding balance on the Cargill Facility was paid down to zero out of a portion of the proceeds received from the sale of Drive and there is no outstanding balance on this facility at December 31, 2004. This facility provides for commitment fees of 1.0% of each advance under the facility.
      Management believes that the loan facilities provided by the Bank of Scotland along with the liquidity from the Cargill Facility, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly-owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

3.	Discontinued Operations
      Discontinued operations are comprised of two components previously reported as the Company’s residential and commercial mortgage banking business (“Mortgage”) and the consumer lending business

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
conducted through the Company’s minority interest investment in Drive (“Consumer”). Earnings (loss) from discontinued operations is summarized as follows:

	December 31,

	2004	2003	2002

Mortgage	$(3,840)	$(520)	$(9,714)
Consumer	62,463	5,349	3,544

Net earnings (loss) from discontinued operations	$58,623	$4,829	$(6,170)

Mortgage
      The only assets remaining from discontinued mortgage operations are the investment securities resulting from the retention of residual interests in securitization transactions. These securities are in “run-off,” and the Company is contractually obligated to service these assets. Prior to the fourth quarter of 2004, FirstCity classified these securities as held to maturity and considered the estimated future gross cash receipts for such investment securities in the computation of the value of such investment securities. In the fourth quarter of 2004, FirstCity’s management elected to pursue a strategy to liquidate these assets and carry them as held for sale. Consequently, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the securities are recorded at the lower of their carrying value or fair value less cost to sell.
      The cash flows are collected over approximately 282 months and are valued using a discount rate of 18% and prepayment assumptions of 32% to 35% for fixed rate loans and 33% for variable rate loans. Overall loss rates are estimated from 5% to 14% of collateral. If the prepayment speeds were to increase by 10% and 20%, the estimated future discounted cash receipts would decrease by $98 and $181, respectively. Additionally, if the loss rates were to increase by 10% and 20%, the estimated future discounted cash receipts would decrease by $227 and $448, respectively.
      The assumptions used in the valuation model consider both industry as well as the Company’s historical experience and are reviewed quarterly in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary. The Company recorded provisions of $3.8 million in 2004, $.5 million in 2003 and $9.7 million in 2002 for additional losses from discontinued mortgage operations. In 2004, the provision primarily relates to FirstCity adjusting the carrying value of the residual interests to fair value. The additional provisions in 2003 and 2002 primarily related to a decrease in the estimated future gross cash receipts on residual interests in securitizations as a result of the actual losses exceeding the losses projected by the valuation model.

Consumer
      On September 21, 2004, FirstCity and certain of its subsidiaries entered into a definitive agreement to sell the Company’s remaining 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA-GP, IFA-LP and MG-LP for a total purchase price of $108.5 million in cash, resulting in distributions and payments to FirstCity in the aggregate amount of $86.8 million in cash, from various sources. The sale was completed on November 1, 2004, and net cash proceeds from these transactions were primarily used to pay off debt.
      Pursuant to SFAS No. 144, the consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the consumer business segment as discontinued operations. The assets and liabilities of such operations have been classified as “Discontinued consumer assets

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
held for sale” and “Liabilities from discontinued consumer operations,” respectively on the December 31, 2004 and 2003 consolidated balance sheets and consist of the following:

	December 31,

	2004	2003

Equity investment in Drive	$—	$15,667
Other assets	—	—

Total consumer assets held for sale	$—	$15,667

Notes payable	$—	$16,000
Minority interest	—	3,131
Other liabilities	9,033	1

Total liabilities from discontinued consumer operations	$9,033	$19,132

      Liabilities from discontinued consumer operations at December 31, 2004 include an arrangement fee of $8 million owed to the Bank of Scotland relating to a $16 million loan made to FirstCity as part of the recapitalization in 2002 (see note 2). This fee was subsequently paid after year-end. The Company also has approximately $1 million of estimated accrued state income taxes at December 31, 2004 resulting from the sale of Drive.
      The net earnings from discontinued consumer operations are classified on the consolidated statements as a component of “Earnings from discontinued operations.” Summarized results of discontinued consumer operations are as follows:

	Year Ended December 31,

	2004	2003	2002

Equity in earnings	$17,662	$7,237	$(532)
Gain on sale of Drive	67,158	—	—
Gain on sale of interest in sub	—	—	4,000
Other income	—	—	1
Interest and fees on notes payable	(2,040)	(360)	(18)
Other expenses	(10)	(27)	(14)
Income taxes	(1,759)	(55)	—
Minority interest	(18,548)	(1,446)	107

Earnings from discontinued consumer operations	$62,463	$5,349	$3,544

      The net gain on sale of Drive of $53.3 million is comprised of $67.2 gross gain on sale and adjustments to the Company’s basis in Drive of $2.8 million of equity earnings for October 2004, $15.6 million in minority interest expense and $1.1 in taxes.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The pro forma condensed consolidated statements of operations for the years ended December 31, 2004, 2003, and 2002 illustrating the effects of the Drive sale as if it had occurred as of the beginning of the years are as follows:

	Year Ended December 31, 2004

		Pro Forma
		Adjustments
	Historical	(A)	Pro Forma

	(Unaudited)
Earnings from continuing operations	$5,011	$4,940	$9,951

Earnings from continuing operations per common share
Basic	$0.45		$0.89
Diluted	$0.42		$0.84
Weighted average common shares outstanding
Basic	11,230		11,230
Diluted	11,840		11,840

(A)	To eliminate additional interest and fees on notes payable that would not have been incurred if the transaction had been completed at the beginning of the period (interest savings from paydown of $67.8 million x average rate of 7.65% x .833 = $4.3 million and amortization of loan fees of $.6 million).

	Year Ended December 31, 2003

		Pro Forma
		Adjustments
	Historical	(A)	Pro Forma

	(Unaudited)
Earnings from continuing operations	$4,358	$5,993	$10,351

Earnings from continuing operations per common share(B)
Basic	$0.38		$0.91
Diluted	$0.37		$0.90
Weighted average common shares outstanding
Basic	11,200		11,200
Diluted	11,349		11,349

(A)	To eliminate additional interest and fees on notes payable that would not have been incurred if the transaction had been completed at the beginning of the period (interest savings from paydown of $67.8 million x average rate of 7.70% = $5.2 million and amortization of loan fees of $.8 million).

(B)	Earnings from continuing operations per common share include the effects of $133 accumulated preferred dividends in arrears.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

		Pro Forma
		Adjustments
	Historical	(A)	Pro Forma

	(Unaudited)
Earnings from continuing operations	$2,399	$5,785	$8,184

Earnings from continuing operations per common share(B)
Basic	$(0.01)		$0.67
Diluted	$(0.01)		$0.67
Weighted average common shares outstanding
Basic	8,500		8,500
Diluted	8,500		8,500

(A)	To eliminate additional interest and fees on notes payable that would not have been incurred if the transaction had been completed at the beginning of the period (interest savings from paydown of $83.8 million x average rate of 6.12% = $5.1 million and amortization of loan fees of $.7 million).

(B)	Earnings from continuing operations per common share include the effects of $2.5 million in accumulated preferred dividends in arrears.

4.	Portfolio Assets
      Portfolio Assets are summarized as follows:

	December 31,

	2004	2003

Non-performing Portfolio Assets	$62,221	$27,071
Performing Portfolio Assets	23,313	2,682
Real estate Portfolios	1,920	283

Total Portfolio Assets	87,454	30,036
Adjusted purchase discount required to reflect Portfolio Assets at carrying value	(49,502)	(25,511)

Portfolio Assets, net	$37,952	$4,525

      The Company recorded an allowance for impairment on Portfolio Assets of approximately $30, $98 and $295 in 2004, 2003 and 2002, respectively. The Company recorded permanent valuation impairments of $194 in 2002 on two real estate Portfolios due to deterioration of property values and market conditions, as well as additional expected disposal costs. Minimal provisions were recorded in 2004, 2003, and 2002 for performing or non-performing Portfolios as the economic conditions during the year did not negatively impact the Company’s expectation of future cash flows.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Loans Receivable from Acquisition Partnerships Held for Investment
      Loans receivable from Acquisition Partnerships held for investment consist primarily of loans from certain partnerships located in Mexico and are summarized as follows:

	December 31,

	2004	2003

Latin America	$19,170	$13,351
Europe	548	2,604
Domestic	1,537	1,358

	$21,255	$17,313

      There were no provisions recorded on these loans during 2004, 2003 and 2002. The loans receivable from the Acquisition Partnerships are secured by the assets/loans acquired by the partnerships with purchase money loans provided by the investors to the partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.
      Equity method losses, which were recorded to reduce the loans and interest receivable from the Mexican partnerships, were $317, $2.8 million and $3.0 million during 2004, 2003 and 2002, respectively, in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee. The Company has amended loan agreements with seven Mexican partnerships, with a combined balance of $8.9 million at December 31, 2004, to provide for no interest to be payable with respect to periods after the effective dates of the amendments. This change had no impact on the consolidated net earnings as the effect is offset through equity earnings in the partnerships.

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
Condensed Combined Balance Sheets

	December 31,

	2004	2003

Assets	$479,776	$525,493

Liabilities	$410,469	$441,677
Net equity	69,307	83,816

	$479,776	$525,493

Equity investment in Acquisition Partnerships	$52,410	$53,098
Equity investment in servicing entities	5,405	4,381

	$57,815	$57,479

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Combined Summary of Operations

	Year Ended December 31,

	2004	2003	2002

Proceeds from resolution of Portfolio Assets	$259,620	$255,419	$271,929
Gain on resolution of Portfolio Assets	95,779	98,126	89,824
Interest income on performing Portfolio Assets	11,478	9,631	14,380
Net earnings (loss)	$42,983	$15,148	$(13,224)

Equity in earnings of Acquisition Partnerships	$13,970	$13,588	$8,418
Equity in earnings of servicing entities	943	586	794

	$14,913	$14,174	$9,212

      The assets and equity (deficit) of the Acquisition Partnerships and equity investments in those entities are summarized by geographic region below. The WAMCO Partnerships represent domestic Texas limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.

	December 31,

	2004	2003

Assets:
Domestic:
WAMCO Partnerships	$172,464	$205,134
MinnTex Investment Partners LP	840	1,530
Other	10,406	10,164
Latin America	207,455	186,431
Europe	88,611	122,234

	$479,776	$525,493

Equity (deficit):
Domestic:
WAMCO Partnerships	$81,233	$84,589
MinnTex Investment Partners LP	763	1,418
Other	6,012	6,218
Latin America	(85,789)	(86,412)
Europe	67,088	78,003

	$69,307	$83,816

Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$34,521	$33,413
MinnTex Investment Partners LP	252	468
Other	2,916	3,083
Latin America	1,538	1,021
Europe	13,183	15,113

	$52,410	$53,098

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings (loss) of those entities are summarized by geographic region below.

	Year Ended December 31,

	2004	2003	2002

Revenues:
Domestic:
WAMCO Partnerships	$32,494	$35,730	$44,158
MinnTex Investment Partners LP	8,796	12,646	7,371
Other	75	5,635	894
Latin America	22,658	23,383	37,230
Europe	46,492	32,112	16,899

	$110,515	$109,506	$106,552

Net earnings (loss):
Domestic:
WAMCO Partnerships	$17,419	$20,528	$27,541
MinnTex Investment Partners LP	7,850	11,184	5,397
Other	(730)	3,511	(189)
Latin America	(5,333)	(41,189)	(56,480)
Europe	23,777	21,114	10,507

	$42,983	$15,148	$(13,224)

Equity in earnings (loss) of Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$7,520	$8,282	$8,099
MinnTex Investment Partners LP	2,590	3,691	1,781
Other	(205)	1,553	104
Latin America	(992)	(4,028)	(3,493)
Europe	5,057	4,090	1,927

	$13,970	$13,588	$8,418

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Notes Payable
      Notes payable consisted of the following:

	December 31,

	2004	2003

Notes payable — affiliates:
Unsecured notes payable for purchase of minority interest in FirstCity Holdings, due 2011	$491	$1,276

Total notes payable — affiliates	491	1,276

Notes payable — other:
Senior Credit Facility , secured and with recourse to the Company:
LIBOR (2.4% at December 31, 2004) plus 2.5% to 2.75%, due November 2008	50,680	—
Prime (4.0% at December 31, 2003) plus 2.5%; fixed rate at 8.8%, paid off	—	40,054
LIBOR (1.1% at December 31, 2003) plus 2.75%, paid off	—	4,116
Acquisition facility secured by certain equity interests of the Company, fixed rate at 8.5%, matures 2005	—	27,182
Collateralized loans, secured by Portfolio Assets, bank prime plus .50%, paid off	—	2,254
Unsecured notes payable, fixed rates between 5.36% and 5.85% due 2005	132	178

Total notes payable — other	50,812	73,784

Total notes payable	$51,303	$75,060

      Refer to Note 2 for a description of terms related to the Company’s Senior Credit Facility at December 31, 2004 and other matters concerning the Company’s liquidity.
      The Company has unsecured notes payable to Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity, in connection with the acquisition of the minority interest in FirstCity Holdings. The notes are to be periodically redeemed by the Company for an aggregate of up to $3.2 million out of certain cash collections from servicing income from Portfolios in Mexico. FirstCity valued the loans at the inception date using an imputed interest rate based on the Company’s cost of funds. At December 31, 2004, these notes had an imputed balance of $491 and mature in December 2011.
      Under terms of certain borrowings, the Company and its subsidiaries are required to maintain certain tangible net worth levels and debt to equity and debt service coverage ratios. The terms also restrict future levels of debt. At December 31, 2004, the Company was in compliance with the aforementioned covenants. The aggregate maturities of notes payable for the five years ending December 31, 2009 are as follows: $132 in 2005, zero in 2006 and 2007, $50,680 in 2008, zero in 2009, and $491 thereafter.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Segment Reporting
      The Company is engaged in one reportable segment — Portfolio Asset acquisition and resolution. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to Face Value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries. The following is a summary of results of operations for the Portfolio Asset acquisition and resolution segments and reconciliation to earnings from continuing operations.

	Year Ended December 31,

	2004	2003	2002

Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$13,747	$15,051	$12,665
Gain on resolution of Portfolio Assets	1,649	1,380	1,138
Gain on sale of interest in investment	—	—	1,779
Equity in earnings of investments	14,913	14,174	9,212
Interest income	3,208	3,324	5,122
Other	1,933	1,197	2,185

Total	35,450	35,126	32,101
Expenses:
Interest and fees on notes payable	3,798	2,907	2,946
Salaries and benefits	12,403	12,537	9,611
Provision for loan and impairment losses	30	98	295
Occupancy, data processing, communication and other	4,745	4,953	6,504
Minority interest	63	(10)	1,311

Total	21,039	20,485	20,667

Operating contribution before direct taxes	$14,411	$14,641	$11,434

Operating contribution, net of direct taxes	$14,437	$14,497	$11,214

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2004	2003	2002

Corporate Overhead:
Other revenue	604	366	418
Corporate interest expense	(3,378)	(4,588)	(3,858)
Salaries and benefits, occupancy, professional and other income and expenses, net	(6,652)	(5,917)	(5,375)

Earnings from continuing operations	$5,011	$4,358	$2,399

      Revenues from the Portfolio Asset acquisition and resolution segment attributable to domestic and foreign operations are summarized as follows:

	Year Ended December 31,

	2004	2003	2002

Domestic	$18,899	$21,084	$19,444
Latin America	10,189	9,049	8,011
Europe	6,362	4,993	4,646

Total	$35,450	$35,126	$32,101

      Total assets for each of the segments and a reconciliation to total assets is as follows:

	December 31,	December 31,
	2004	2003

Cash	$9,724	$2,745
Portfolio acquisition and resolution assets
Domestic	77,280	42,872
Latin America	20,876	14,468
Europe	19,859	23,088
Deferred tax asset, net	20,101	20,101
Other non-earning assets, net	9,200	7,048
Discontinued mortgage assets	1,817	6,399
Discontinued consumer assets held for sale	—	15,667

Total assets	$158,857	$132,388

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The average investment in Portfolio Assets and loans receivable and related income from those investments are as follows:

	Year Ended December 31,

	2004	2003	2002

Average investment in Portfolio Assets and loans receivable:
Domestic	$19,028	$6,785	$13,068
Latin America	16,568	14,656	18,534
Europe	1,112	2,120	—

Total	$36,708	$23,561	$31,602

Income from Portfolio Assets and loans receivable:
Domestic	$2,653	$2,040	$2,208
Latin America	2,017	2,540	3,910
Europe	64	96	—

Total	$4,734	$4,676	$6,118

9.     Preferred Stock, Stockholders’ Equity and Earnings (Loss) Per Share
      On July 17, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission, which allows the Company to issue up to $250 million in debt and equity securities from time to time in the future. The registration statement became effective July 28, 1998. As of December 31, 2004, there have been no securities issued under this registration statement.
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
      On December 30, 2004, FirstCity redeemed all of the outstanding shares of its New Preferred Stock at a total redemption price of $21.525 per share. The redemption price represented the liquidation preference of the New Preferred Stock plus the final normal quarterly dividend of $.525 per share.
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
      The Company has stock option and award plans for the benefit of key individuals, including its directors, officers and key employees. The plans are administered by a committee of the Board of Directors and provide for the grant of up to a total of 1,030,000 shares (net of shares cancelled and forfeited) of Common Stock.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option activity during the years indicated is as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of Year	614,500	$7.59	599,250	$7.96	623,250	$8.07
Granted	239,500	7.25	30,000	1.80	—	—
Exercised	(67,000)	2.94	(6,250)	2.00	—	—
Cancelled	—	—	—	—	—	—
Forfeited	(50,000)	18.10	(8,500)	17.58	(24,000)	10.76

Outstanding at end of year	737,000	$7.19	614,500	$7.59	599,250	$7.96

      The following table summarizes stock options granted by grant date.

					Shares
					Outstanding at
	Shares	Shares	Shares	Shares	December 31,	Exercise
Date of Grant	Granted	Exercised	Cancelled	Forfeited	2004	Price

October 27, 1995	229,600	(17,850)	(22,500)	(121,950)	67,300	$20.00
October 24, 1996	18,000	—	—	(18,000)	—	30.75
February 27, 1997	95,200	(3,750)	—	(51,500)	39,950	27.25
September 2, 1997	30,000	—	—	(30,000)	—	24.00
May 21, 1998	15,000	—	—	(7,500)	7,500	29.69
December 1, 2000	183,000	(13,750)	—	(10,000)	159,250	2.00
December 21, 2001	275,500	(59,500)	—	(7,500)	208,500	3.06
April 29, 2003	30,000	—	—	—	30,000	1.80
May 13, 2004	239,500	—	—	(15,000)	224,500	7.25

	1,115,800	(94,850)	(22,500)	(261,450)	737,000

      At December 31, 2004, the weighted-average remaining contractual life of outstanding options was 6.67 years. In addition, 490,000, 542,813 and 439,750 options were exercisable with a weighted-average exercise price of $7.40, $8.33 and $9.73 at December 31, 2004, 2003 and 2002, respectively.

10.	Income Taxes
      Income tax expense from continuing operations consists of:

	Year Ended December 31,

	2004	2003	2002

Federal and state current expense	$(75)	$(185)	$(153)
Federal deferred expense	—	—	—

Total	$(75)	$(185)	$(153)

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The actual income tax benefit (expense) attributable to earnings (loss) from continuing operations differs from the expected tax benefit (expense) (computed by applying the federal corporate tax rate of 35% to earnings (loss) from continuing operations before income taxes, minority interest and accounting change) as follows:

	2004	2003	2002

Computed expected tax expense	$(1,802)	$(1,587)	$(1,352)
(Increase) reduction in income taxes resulting from:
Change in valuation allowance	1,802	1,587	1,352
Alternative minimum tax and state income tax	(75)	(185)	(153)

	$(75)	$(185)	$(153)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2004 and 2003 are as follows:

	2004	2003

Deferred tax assets:
Investments in Acquisition Partnerships, principally due to differences in basis for tax and financial reporting purposes	$1,411	$(26)
Intangibles, principally due to differences in amortization	47	103
Tax basis in fixed assets less than book	(110)	(174)
Other	(11,487)	9,179
Federal net operating loss carryforwards	210,956	193,537

Total gross deferred tax assets	200,817	202,619
Valuation allowance	(180,716)	(182,518)

Net deferred tax assets	$20,101	$20,101

      The Company has net operating loss carryforwards for federal income tax purposes of approximately $603 million from continuing operations and $9 million from discontinued operations at December 31, 2004, available to offset future federal taxable income, if any, through the year 2021. A valuation allowance is provided to reduce the deferred tax assets to a level, which, more likely than not, will be realized. During 2004, 2003 and 2002, the Company adjusted the previously established valuation allowance to recognize a deferred tax benefit of $1.8 million, $1.6 million and $1.4 million, respectively.
      Realization of the deferred tax asset is determined based on management’s expectation of generating sufficient taxable income in a look forward period over the next four years. As discussed in note 3, FirstCity sold its remaining 31% interest in Drive in November 2004. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes that the deferred tax asset, net of allowance, has been carried at low levels, and thus, the sale of Drive has no impact on FirstCity’s ability to realize all of the deferred tax asset, net of allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Employee Benefit Plan
      The Company has a defined contribution 401(k) employee profit sharing plan pursuant to which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company’s contributions to the 401(k) plan were $143 in 2004, $162 in 2003 and $184 in 2002.
12.     Leases
      The Company leases its current headquarters from a related party under a noncancellable operating lease. The lease calls for monthly payments of $10 through its expiration in December 2006 and includes an option to renew for an additional five-year period. Rental expense under this lease was $120 for 2004, 2003 and 2002. The Company also leases office space and equipment from unrelated parties under operating leases expiring in various years through 2009. Rental expense under these leases for 2004, 2003 and 2002 was $557, $689 and $665, respectively. As of December 31, 2004, the future minimum lease payments under all noncancellable operating leases are: $327 in 2005, $186 in 2006, $21 in 2007, $19 in 2008 and $19 in 2009.

13.	Other Related Party Transactions
      The Company has contracted with the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees totaling $13.7 million, $15.1 million and $12.7 million, for 2004, 2003 and 2002, respectively, and due diligence fees (included in other income) were derived from such affiliates.
      During 2003, the Company acquired the minority interest in MCSFC, Ltd. for $1.4 million. The book value of the minority interest at the time of purchase was $1.3 million. Also in 2003, the Company participated in the purchase of an Acquisition Partnership from an affiliate of Cargill for $9.4 million. FirstCity’s total investment in this partnership was $4.5 million comprising a $4.1 million loan receivable and $.4 million equity contribution.
      J-Hawk I, Ltd., a limited partnership of which James R. Hawkins is an affiliate, and FirstStreet Investments, LLC, an affiliate of FirstCity Financial Corporation, entered into a loan sale agreement dated June 30, 2004, pursuant to which J-Hawk I, Ltd. purchased from FirstStreet Investments, LLC, a promissory note executed on behalf of Combined Entertainment, Inc. (also an affiliate of Mr. Hawkins) as maker. The note was guaranteed by James R. Hawkins, Rick R. Hagelstein and J-Hawk Corporation (now FirstCity Financial Corporation). The purchase price for the note was $2.0 million, an amount equal to the outstanding principal balance of the promissory note plus all outstanding accrued interest due on the note. Pursuant to the loan sale agreement, J-Hawk I, Ltd., Park Central Recreation, Inc., Combined Entertainment, Inc. and James R. Hawkins released FirstCity, FirstStreet Investments, LLC, FirstCity Servicing Corporation, WAMCO IX, Ltd. and their affiliates and subsidiaries from all obligations under a guaranty of the promissory note and indemnified FirstCity, FirstStreet Investments, LLC, FirstCity Servicing Corporation, WAMCO IX, Ltd. and their subsidiaries and affiliates and all officers, directors, employees, agents and representatives of all such persons from any claims related to the promissory note, the guaranty and the ownership and servicing of the promissory note and guaranty. The sale was without representations or warranties except as to ownership of the promissory note.
      FirstCity Servicing Corporation and MCS, in which FirstCity Servicing Corporation is a 10% shareholder as of December 31, 2004, and Compagnie Transatlantic De Portefeuille SAS (“CTP”), in which FirstCity Servicing Corporation is a 33% shareholder, are each parties, to Consulting, License and Confidentiality Agreements, dated June 30, 1999 and November 1, 1997, respectively, pursuant to which FirstCity Servicing Corporation provides consultation services and personnel to be employed by MCS and CTP to assist in developing and managing due diligence and servicing systems. Pursuant to those agreements, MCS and CTP agree to provide the supplied personnel with compensation, tax equalization payments, housing allowances,

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transportation allowance, tax preparation and MCS and CTP pay consulting fees to FirstCity Servicing Corporation and reimburse FirstCity Servicing Corporation for travel, hotel, airfare, and meal expenses paid by it related to the provision of the services. EuroTex Partners, Ltd., an subsidiary of FirstCity Commercial Corporation, purchased real and personal property used as a personal residence of the supplied employee in Paris, France for a purchase price of $2.2 million. FirstCity recorded $255, $216 and $228 in 2004, 2003 and 2002, respectively, from MCS and CTP as reimbursement fees included in other income.

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
      In August 2000, Consumer Corp. and Funding LP contributed all of the assets utilized in the operations of the automobile finance operation to Drive pursuant to the terms of a Contribution and Assumption Agreement by and between Consumer Corp. and Drive, and a Contribution and Assumption Agreement by and between Funding LP and Drive (collectively, the “Contribution Agreements”). Drive assumed substantially all of the liabilities of the automobile finance operation as set forth in the Contribution Agreements. In addition, pursuant to the terms of a Securities Purchase Agreement dated as of August 18, 2000 (the “2000 Securities Purchase Agreement”), by and among FirstCity, Consumer Corp., FirstCity Funding LP (“Funding LP”), and FirstCity Funding GP Corp. (“Funding GP”), IFA-GP and IFA-LP; FirstCity, Consumer Corp., Funding LP and Funding GP made various warranties concerning (i) their respective organizations, (ii) the automobile finance operation conducted by Consumer Corp. and Funding LP, and (iii) the assets transferred by Consumer Corp. and Funding LP to Drive. The Company, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS(USA), IFA-GP and IFA-LP from damages resulting from a breach of any representation or warranty contained in the 2000 Securities Purchase Agreement or otherwise made by the Company, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligation under the 2000 Securities Purchase Agreement survives for a period of seven (7) years from August 25, 2000 (the “2000 Closing Date”) with respect to tax-related representations and warranties and for thirty months from the 2000 Closing Date with respect to all other representations and warranties. Neither the Company, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2000 Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold. Pursuant to the terms of the Contribution Agreements, Consumer Corp. and Funding LP have agreed to indemnify Drive from any damages resulting in a material adverse effect on Drive resulting from breaches of representations or warranties, failure to perform, pay or discharge liabilities other than the assumed liabilities, or claims, lawsuits or proceedings resulting from the transactions contemplated by the Contribution Agreements. Pursuant to the terms of the Contribution Agreements, Drive has agreed to indemnify Consumer Corp. and Funding LP for any breach of any representation or warranty by Drive, the failure of Drive to discharge any assumed liability, or any claims arising out of any failure by Drive to properly service receivables after August 1, 2000. Liability for indemnification pursuant to the terms of the Contribution Agreements will not arise until the total of all losses with respect to such matters exceeds $.25 million and then only for the amount by which such losses exceed $.25 million; however this limitation will not apply to any breach of which the party had knowledge at the time of the Closing Date or any intentional breach by a party of any covenant or obligation under the Contribution Agreements. Management of the Company believes that FirstCity will not have to pay any amounts related to these agreements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On September 21, 2004, FirstCity, Consumer Corp., Funding LP and Funding GP entered into the a Securities Purchase Agreement to sell a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA GP, IFA LP and MG-LP (the “2004 Securities Purchase Agreement”). In the 2004 Securities Purchase Agreement, FirstCity, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) their power and authority to enter into the 2004 Securities Purchase Agreement and the transactions contemplated therein, (iii) the ownership of the limited partnership interests in Drive by Funding LP, (iv) the ownership of membership interests in Drive-GP by Consumer Corp., and (iv) the capital structure of Funding LP. FirstCity, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS (USA), IFA-GP, IFA-LP and MG-LP from damages resulting from a breach of any representation or warranty contained in the 2004 Securities Purchase Agreement or otherwise made by FirstCity, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligations under the 2004 Securities Purchase Agreement survive for a maximum period of five (5) years from November 1, 2004. Neither FirstCity, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2004 Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold. Management of the Company believes that FirstCity will not have to pay any amounts relating to these representations and warrantiees.

15.	Financial Instruments
      SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below.

(a)	Cash and Cash Equivalents
      The carrying amount of cash and cash equivalents approximated fair value at December 31, 2004 and 2003.

(b)	Portfolio Assets and Loans Receivable
      The Portfolio Assets and loans receivable are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risks inherent in the assets. The carrying value of the Portfolio Assets and loans receivable was $59.2 million and $21.8 million, respectively, at December 31, 2004 and 2003. The estimated fair value of the Portfolio Assets and loans receivable was approximately $61.9 million and $22.7 million, respectively, at December 31, 2004 and 2003.

(c)	Residual Interests in Securitizations
      Through December 31, 2003, residual interests in securitizations included in discontinued operations were carried at estimated future gross cash receipts. The estimated fair value was calculated using various assumptions regarding prepayment speeds and credit losses. Beginning in December 2004, the residual interests are carried at fair value. The carrying value of the residual interests was $1.8 million and $6.4 million at December 31, 2004 and 2003, respectively. The estimated fair value of the residual interests was $1.8 million and $3.8 million at December 31, 2004 and 2003, respectively.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Notes Payable
      Management believes that the repayment terms for similar rate financial instruments with similar credit risks and the stated interest rates at December 31, 2004 and 2003 approximate the market terms for similar credit instruments. Accordingly, the carrying amount of notes payable is believed to approximate fair value.

(e)	Preferred Stock Subject to Mandatory Redemption/ Redeemable Preferred Stock
      On December 30, 2004, FirstCity redeemed all of the outstanding shares of its New Preferred. The Preferred Stock was carried at redemption value plus accrued but unpaid dividends. Carrying value was $3.8 million at December 31, 2003. Fair market value based on quoted market rates was $3.1 million at December 31, 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
FirstCity Financial Corporation:
      We have audited the accompanying consolidated balance sheets of FirstCity Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 1 to the consolidated financial statements, in 2003, the Company changed its presentation of preferred stock in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and in 2002, the Company early adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.

KPMG LLP
Dallas, Texas
March 16, 2005

FIRSTCITY FINANCIAL CORPORATION
SELECTED QUARTERLY FINANCIAL DATA

	2004				2003

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands, except per share data)
	(Unaudited)
Revenues	$9,149	$7,629	$8,942	$10,334	$6,898	$9,896	$7,992	$10,706
Expenses	7,305	7,188	7,967	8,445	7,376	7,535	7,870	8,178
Earnings (loss) from continuing operations	1,734	386	952	1,939	(594)	2,185	349	2,418
Earnings from discontinued operations	3,115	2,913	1,956	50,639	575	1,632	1,491	1,131
Net earnings (loss)(1)	4,849	3,299	2,908	52,578	(19)	3,817	1,840	3,549
Preferred dividends	—	—	—	—	66	67	—	—
Net earnings (loss) to common stockholders	4,849	3,299	2,908	52,578	(85)	3,750	1,840	3,549
Earnings (loss) from continuing operations per common share —
Basic	$0.15	$0.03	$0.09	$0.17	$(0.06)	$0.18	$0.03	$0.22
Diluted	$0.15	$0.03	$0.08	$0.16	$(0.06)	$0.18	$0.03	$0.21

(1)	In November 2004, FirstCity sold its remaining 31% interest in Drive (see discussion at note 3 of the consolidated financial statements).

WAMCO PARTNERSHIPS
COMBINED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(With Independent Auditors’ Report Thereon)

INDEPENDENT AUDITORS’ REPORT
The Partners
WAMCO Partnerships:
      We have audited the accompanying combined balance sheets of the WAMCO Partnerships as of December 31, 2004 and 2003, and the related combined statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2004. These combined financial statements are the responsibility of the Partnerships’ management. Our responsibility is to express an opinion on these combined financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnerships are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnerships’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the WAMCO Partnerships as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Dallas, Texas
March 16, 2005

WAMCO PARTNERSHIPS
COMBINED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003

	(Dollars in thousands)
ASSETS
Cash	$13,735	$15,044
Portfolio Assets, net	141,982	168,681
Investment in partnership	1,296	2,350
Deferred profit sharing	14,600	18,273
Other assets, net	851	786

	$172,464	$205,134

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable (including $37,545 and $71,224 to affiliates in 2004 and 2003, respectively)	$70,350	$95,946
Deferred compensation	17,695	21,466
Other liabilities (including $1,613 and $1,603 to affiliates in 2004 and 2003, respectively)	3,186	3,133

Total liabilities	91,231	120,545
Commitments and contingencies (notes 7 and 10)
Partners’ capital	81,233	84,589

	$172,464	$205,134

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS
COMBINED STATEMENTS OF OPERATIONS
Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002

	(Dollars in thousands)
Proceeds from resolution of Portfolio Assets	$97,174	$89,819	$133,198
Cost of Portfolio Assets resolved	71,110	61,921	102,170

Gain on resolution of Portfolio Assets	26,064	27,898	31,028
Interest income on performing Portfolio Assets	5,798	6,731	11,280
Interest and fees on notes — affiliate	(2,352)	(3,082)	(5,187)
Interest and fees on notes payable — other	(2,308)	(1,733)	(1,957)
Provision for loan and impairment losses	(1,552)	(1,025)	(904)
Servicing fees — affiliate	(3,935)	(3,606)	(3,779)
General, administrative and operating expenses	(4,928)	(5,756)	(4,790)
Other income, net	632	1,101	1,850

Net earnings	$17,419	$20,528	$27,541

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS
COMBINED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
Years Ended December 31, 2004, 2003, and 2002

			Class B
	Class A Equity		Equity

	General	Limited	Limited	General	Limited
	Partners	Partners	Partners	Partners	Partners	Total

	(Dollars in thousands)
Balance at December 31, 2001	$131	$6,402	$1,108	$1,082	$81,526	$90,249
Contributions	—	—	—	159	15,812	15,971
Distributions	(43)	(2,119)	(126)	(605)	(51,305)	(54,198)
Comprehensive income:
Net earnings	28	1,376	76	300	25,761	27,541
Unrealized net gain on securitization	7	351	5	3	130	496

Total comprehensive income	35	1,727	81	303	25,891	28,037

Balance at December 31, 2002	123	6,010	1,063	939	71,924	80,059
Contributions	—	—	—	332	29,850	30,182
Distributions	(98)	(4,788)	(322)	(546)	(38,987)	(44,741)
Comprehensive income:
Net earnings	41	1,989	55	280	18,163	20,528
Unrealized net loss on securitization	(21)	(1,018)	(5)	(17)	(378)	(1,439)

Total comprehensive income	20	971	50	263	17,785	19,089

Balance at December 31, 2003	45	2,193	791	988	80,572	84,589
Contributions	—	—	—	234	23,496	23,730
Distributions	(76)	(3,716)	(59)	(523)	(40,131)	(44,505)
Comprehensive income:
Net earnings	31	1,523	57	195	15,613	17,419

Total comprehensive income	31	1,523	57	195	15,613	17,419

Balance at December 31, 2004	$—	$—	$789	$894	$79,550	$81,233

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS
COMBINED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$17,419	$20,528	$27,541
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of loan origination and commitment fees	470	425	522
Amortization of deferred profit sharing	1,610	2,411	720
Accretion of unrealized gain on trust certificates	—	(197)	(287)
Provision for loan and impairment losses	1,552	1,025	904
Gain on resolution of Portfolio Assets	(26,064)	(27,898)	(31,028)
Purchase of Portfolio Assets	(53,116)	(95,819)	(48,713)
Net receipts on Portfolio Asset lines of credit	(39)	184	—
Capitalized costs on Portfolio Assets	(1,455)	(1,465)	(4,059)
Capitalized interest on Portfolio Assets	(1,102)	(976)	(897)
Proceeds from resolution of Portfolio Assets	97,174	89,819	133,198
Principal payments on Performing Portfolio Assets	9,749	20,037	21,640
Excess of distribution over cost from partnership carried at cost	(593)	—	—
(Increase) decrease in deferred profit sharing	2,063	(3,013)	(2,885)
(Increase) decrease in other assets	(535)	(334)	170
(Increase) decrease in deferred compensation	(2,063)	3,013	2,885
Deferred compensation and profit sharing paid	(1,713)	(3,253)	(1,730)
(Increase) decrease in other liabilities	58	(259)	(458)

Net cash provided by operating activities	43,415	4,228	97,523

Cash flows from investing activities:
Contribution to partnership	(12)	(48)	—
Distributions from partnership	1,659	—	—
Change in trust certificates	—	676	1,123

Net cash provided by in investing activities	1,647	628	1,123

Cash flows from financing activities:
Borrowing of debt — affiliate	33,420	63,462	53,143
Borrowing of debt	43,900	26,000	28,500
Repayment of debt — affiliate	(67,099)	(42,534)	(108,184)
Repayment of debt	(35,817)	(35,032)	(33,979)
Capitalized interest on preferred equity	—	—	150
Repayment of preferred equity	—	(184)	(411)
Capital contributions	23,730	30,182	15,971
Capital distributions	(44,505)	(44,741)	(54,198)

Net cash used in financing activities	(46,371)	(2,847)	(99,008)

Net increase (decrease) in cash	(1,309)	2,009	(362)
Cash at beginning of year	15,044	13,035	13,397

Cash at end of year	$13,735	$15,044	$13,035

Supplemental disclosure of cash flow information:
      Cash paid for interest was approximately $4,285, $4,323, and $6,782 for 2004, 2003, and 2002, respectively. During 2003, preferred equity of $4,160 was converted to a note payable.
See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS
NOTES TO COMBINED FINANCIAL STATEMENTS
December 31, 2004, 2003, and 2002
(Dollars in thousands)

1.	Organization and Partnership Agreements
      The combined financial statements represents domestic Texas limited partnerships and limited liability companies (“Acquisition Partnerships” or “Partnerships”) and include the accounts of WAMCO III, Ltd. (“WAMCO III”); WAMCO IX, Ltd. (“WAMCO IX”); WAMCO XXIV, Ltd. (“WAMCO XXIV”); WAMCO XXV, Ltd. (“WAMCO XXV”); WAMCO XXVI, Ltd.; WAMCO XXVII, Ltd.; WAMCO XXVIII, Ltd. (“WAMCO XXVIII”); WAMCO XXIX, Ltd.; WAMCO XXX, Ltd. (“WAMCO XXX”); WAMCO 31, Ltd. (“WAMCO 31”); WAMCO 32, Ltd. (“WAMCO 32”); WAMCO 33, Ltd. (“WAMCO 33”); SOWAMCO XXIX, Ltd. (“SOWAMCO XXIX”); Calibat Fund, LLC; First B Realty, Ltd.; First Paradee, Ltd.; FirstStreet Investments LLC (“FirstStreet”); FC Properties, Ltd. (“FC Properties”); and Community Development Investment, LLC. FirstCity Financial Corporation or its subsidiaries, FirstCity Commercial Corporation and FirstCity Holdings Corporation (together “FirstCity”), share limited partnership interests and participate as general partners in common with Cargill Financial Services, Inc. in all of the Partnerships. WAMCO XXVIII, WAMCO XXX, WAMCO 31 and WAMCO 33 are considered to be significant subsidiaries of FirstCity. The WAMCO XXX partnership recorded its first activity in June 2002. The WAMCO 31 and WAMCO 33 partnerships recorded initial activity during 2003.
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
      All non-performing Portfolio Assets are purchased at substantial discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the adjusted cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified. Impairments on non-performing Portfolio Assets were $354, $503, and $97 for 2004, 2003 and 2002, respectively.
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
      Impairment on each Portfolio is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans’ risk adjusted rates, which approximates the effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. Impairments on performing Portfolio Assets were $1,196, $519, and $790 for 2004, 2003 and 2002 respectively.

Real Estate Portfolios
      Real estate Portfolios consist of real estate assets acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of real estate Portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified. Impairments on real estate Portfolios were $2, $3, and $17 in 2004, 2003 and 2002, respectively.
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
      WAMCO XXVIII, WAMCO XXX, WAMCO 31 and WAMCO 33 are considered to be significant subsidiaries of FirstCity. The WAMCO XXX partnership recorded its first activity in June 2002. The WAMCO 31 and WAMCO 33 partnerships recorded initial activity during 2003. The following tables summarize the combining balance sheets of the WAMCO Partnerships as of December 31, 2004 and 2003, and the related combining statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2004.
Combining Balance Sheets
December 31, 2004

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined

ASSETS
Cash	$2,124	$495	$2,999	$2,087	$6,030	$13,735
Portfolio Assets, net	8,128	11,509	35,249	41,138	45,958	141,982
Investment in partnership	—	—	—	—	1,296	1,296
Deferred profit sharing	—	—	—	—	14,600	14,600
Other assets, net	5	47	271	73	455	851

	$10,257	$12,051	$38,519	$43,298	$68,339	$172,464

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable	$619	$4,658	$24,880	$30,971	$9,222	$70,350
Deferred compensation	—	—	—	—	17,695	17,695
Other liabilities	319	146	753	426	1,542	3,186

Total liabilities	938	4,804	25,633	31,397	28,459	91,231
Partners’ capital	9,319	7,247	12,886	11,901	39,880	81,233

	$10,257	$12,051	$38,519	$43,298	$68,339	$172,464

Notes payable owed to affiliates included in above balances	$—	$—	$—	$30,971	$6,574	$37,545
Other liabilities owed to affiliates included in above balances	203	116	405	336	553	1,613

WAMCO PARTNERSHIPS
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
Combining Balance Sheets
December 31, 2003

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined

ASSETS
Cash	$539	$3,897	$7,313	$102	$3,193	$15,044
Portfolio Assets, net	17,780	19,086	60,557	15,356	55,902	168,681
Investment in partnership	—	—	—	—	2,350	2,350
Deferred profit sharing	—	—	—	—	18,273	18,273
Other assets, net	101	187	155	—	343	786

	$18,420	$23,170	$68,025	$15,458	$80,061	$205,134

LIABILITIES AND PARTNERS’ CAPITAL
Notes payable	6,829	13,393	47,800	12,223	15,701	95,946
Deferred compensation	—	—	—	—	21,466	21,466
Other liabilities	987	209	667	68	1,202	3,133

Total liabilities	7,816	13,602	48,467	12,291	38,369	120,545
Partners’ capital	10,604	9,568	19,558	3,167	41,692	84,589

	$18,420	$23,170	$68,025	$15,458	$80,061	$205,134

Notes payable owed to affiliates included in above balances	$—	$—	$47,800	$12,223	$11,201	$71,224
Other liabilities owed to affiliates included in above balances	572	163	466	16	386	1,603

WAMCO PARTNERSHIPS
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
Combining Statements of Operations
Year Ended December 31, 2004

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined

Proceeds from resolution of Portfolio Assets	$10,454	$10,205	$22,736	$20,943	$32,836	$97,174
Cost of Portfolio Assets resolved	8,000	7,685	18,542	16,805	20,078	71,110

Gain on resolution of Portfolio Assets	2,454	2,520	4,194	4,138	12,758	26,064
Interest income on performing Portfolio Assets	214	—	1,629	843	3,112	5,798
Interest and fees expense — affiliate	(431)	—	(133)	(1,076)	(712)	(2,352)
Interest and fees expense — other	(224)	(440)	(1,462)	—	(182)	(2,308)
Provision for loan and impairment losses	—	(295)	(100)	—	(1,157)	(1,552)
Service fees — affiliate	(426)	(378)	(820)	(725)	(1,586)	(3,935)
General, administrative and operating expenses	(281)	(116)	(413)	(441)	(3,677)	(4,928)
Other income, net	5	7	13	—	607	632

Net earnings	$1,311	$1,298	$2,908	$2,739	$9,163	$17,419

Combining Statements of Operations
Year Ended December 31, 2003

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined

Proceeds from resolution of Portfolio Assets	$16,638	$33,277	$13,125	$641	$26,138	$89,819
Cost of Portfolio Assets resolved	12,080	25,006	9,459	514	14,862	61,921

Gain on resolution of Portfolio Assets	4,558	8,271	3,666	127	11,276	27,898
Interest income on performing Portfolio Assets	1,159	—	1,378	—	4,194	6,731
Interest and fees expense — affiliate	(665)	(596)	(727)	(16)	(1,078)	(3,082)
Interest and fees expense — other	(677)	(567)	—	—	(489)	(1,733)
Provision for loan and impairment losses	(301)	—	—	—	(724)	(1,025)
Service fees — affiliate	(614)	(1,122)	(615)	—	(1,255)	(3,606)
General, administrative and operating expenses	(517)	(656)	(138)	—	(4,445)	(5,756)
Other income, net	8	12	9	—	1,072	1,101

Net earnings	$2,951	$5,342	$3,573	$111	$8,551	$20,528

WAMCO PARTNERSHIPS
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
Combining Statements of Operations
Year Ended December 31, 2002

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined

Proceeds from resolution of Portfolio Assets	$47,892	$6,852	$—	$—	$78,454	$133,198
Cost of Portfolio Assets resolved	34,418	4,770	—	—	62,982	102,170

Gain on resolution of Portfolio Assets	13,474	2,082	—	—	15,472	31,028
Interest income on performing Portfolio Assets	2,767	—	—	—	8,513	11,280
Interest and fees expense — affiliate	(1,826)	(596)	—	—	(2,765)	(5,187)
Interest and fees expense — other	(585)	—	—	—	(1,372)	(1,957)
Provision for loan and impairment losses	—	—	—	—	(904)	(904)
Service fees — affiliate	(1,574)	(250)	—	—	(1,955)	(3,779)
General, administrative and operating expenses	(1,488)	(138)	—	—	(3,164)	(4,790)
Other income, net	34	21	—	—	1,795	1,850

Net earnings	$10,802	$1,119	$—	$—	$15,620	$27,541

WAMCO PARTNERSHIPS
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
Combining Statements of Changes in Partners’ Capital
Years Ended December 31, 2004, 2003, and 2002

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined

Balance at December 31, 2001	$24,810	$—	$—	$—	$65,439	$90,249
Contributions	—	15,942	—	—	29	15,971
Distributions	(20,668)	(4,910)	—	—	(28,620)	(54,198)
Net earnings	10,802	1,119	—	—	15,620	27,541
Unrealized net gain on securitization	—	—	—	—	496	496

Total comprehensive income	10,802	1,119	—	—	16,116	28,037

Balance at December 31, 2002	14,944	12,151	—	—	52,964	80,059

Contributions	—	—	21,527	3,056	5,599	30,182
Distributions	(7,291)	(7,925)	(5,542)	—	(23,983)	(44,741)
Net earnings	2,951	5,342	3,573	111	8,551	20,528
Unrealized net gain on securitization	—	—	—	—	(1,439)	(1,439)

Total comprehensive income	2,951	5,342	3,573	111	7,112	19,089

Balance at December 31, 2003	10,604	9,568	19,558	3,167	41,692	84,589

Contributions	—	—	—	10,653	13,077	23,730
Distributions	(2,596)	(3,619)	(9,580)	(4,658)	(24,052)	(44,505)
Net earnings	1,311	1,298	2,908	2,739	9,163	17,419

Total comprehensive income	1,311	1,298	2,908	2,739	9,163	17,419

Balance at December 31, 2004	$9,319	$7,247	$12,886	$11,901	$39,880	$81,233

WAMCO PARTNERSHIPS
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
Combining Statements of Cash Flows
Year Ended December 31, 2004

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined

Cash flows from operating activities:
Net earnings	$1,311	$1,298	$2,908	$2,739	$9,163	$17,419
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees	92	141	185	—	52	470
Amortization of deferred profit sharing	—	—	—	—	1,610	1,610
Provision for loan and impairment losses	295	—	100	—	1,157	1,552
Gain on resolution of Portfolio Assets	(2,454)	(2,520)	(4,194)	(4,138)	(12,758)	(26,064)
Purchase of Portfolio Assets	—	—	—	(44,187)	(8,929)	(53,116)
Transfer of Portfolio Assets at cost	—	—	3,145	—	(3,145)	—
Net receipts on Portfolio Asset lines of credit	—	—	—	—	(39)	(39)
Capitalized costs on Portfolio Assets	—	(108)	(272)	(60)	(1,015)	(1,455)
Capitalized interest on Portfolio Assets	(1)	—	(57)	—	(1,044)	(1,102)
Proceeds from resolution of Portfolio Assets	10,454	10,205	22,736	20,943	32,836	97,174
Principal payments on Performing Portfolio Assets	1,358	—	3,850	1,661	2,880	9,749
Excess of distribution over cost from partnership carried at cost	—	—	—	—	(593)	(593)
Decrease in deferred profit sharing	—	—	—	—	2,063	2,063
(Increase) decrease in other assets	4	(1)	(301)	(73)	(164)	(535)
Decrease in deferred compensation	—	—	—	—	(2,063)	(2,063)
Deferred compensation and profit sharing paid	—	—	—	—	(1,713)	(1,713)
Increase (decrease) in other liabilities	(668)	(63)	86	357	346	58

Net cash provided by (used in) operating Activities	10,391	8,952	28,186	(22,758)	18,644	43,415

Cash flows from investing activities:
Contribution to partnership	—	—	—	—	(12)	(12)
Distributions from partnership	—	—	—	—	1,659	1,659

Net cash provided by investing activities	—	—	—	—	1,647	1,647

Cash flows from financing activities:
Borrowing of debt — affiliate	—	—	—	33,420	—	33,420
Borrowing of debt	—	—	43,900	—	—	43,900
Repayment of debt — affiliate	—	—	(47,800)	(14,672)	(4,627)	(67,099)
Repayment of debt	(6,210)	(8,735)	(19,020)	—	(1,852)	(35,817)
Capital contributions	—	—	—	10,652	13,078	23,730
Capital distributions	(2,596)	(3,619)	(9,580)	(4,657)	(24,053)	(44,505)

Net cash provided by (used in) financing activities	(8,806)	(12,354)	(32,500)	24,743	(17,454)	(46,371)

Net increase (decrease) in cash	1,585	(3,402)	(4,314)	1,985	2,837	(1,309)
Cash at beginning of year	539	3,897	7,313	102	3,193	15,044

Cash at end of year	$2,124	$495	$2,999	$2,087	$6,030	$13,735

Supplemental disclosure of cash flow information Approximate cash paid for interest	$603	$317	$1,403	$1,018	$944	$4,285

WAMCO PARTNERSHIPS
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
Combining Statements of Cash Flows
Year Ended December 31, 2003

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined

Cash flows from operating activities:
Net earnings	$2,951	$5,342	$3,573	$111	$8,551	$20,528
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees	175	105	—	—	145	425
Amortization of deferred profit sharing	—	—	—	—	2,411	2,411
Accretion of unrealized gain on trust certificates	—	—	—	—	(197)	(197)
Provision for loan and impairment losses	301	—	—	—	724	1,025
Gain on resolution of Portfolio Assets	(4,558)	(8,271)	(3,666)	(127)	(11,276)	(27,898)
Purchase of Portfolio Assets	—	—	(73,894)	(15,871)	(6,054)	(95,819)
Net receipts on Portfolio Asset lines of credit	—	—	184	—	—	184
Capitalized costs on Portfolio Assets	(328)	(90)	(62)	—	(985)	(1,465)
Capitalized interest on Portfolio Assets	(107)	—	(17)	—	(852)	(976)
Proceeds from resolution of Portfolio Assets	16,638	33,277	13,125	641	26,138	89,819
Principal payments on Performing Portfolio Assets	2,615	—	3,773	—	13,649	20,037
Increase in deferred profit sharing		—		—	(3,013)	(3,013)
(Increase) decrease in other assets	70	(292)	(2)	—	(110)	(334)
Increase in deferred compensation	—	—	—	—	3,013	3,013
Deferred compensation and profit sharing paid	—	—	—	—	(3,253)	(3,253)
Increase (decrease) in other liabilities	(314)	(315)	514	69	(213)	(259)

Net cash provided by (used in) operating Activities	17,443	29,756	(56,472)	(15,177)	28,678	4,228
Cash flows from investing activities:
Contribution to subsidiaries	—	—	—	—	(48)	(48)
Change in trust certificates	—	—	—	—	676	676

Net cash provided by investing activities	—	—	—	—	628	628
Cash flows from financing activities:
Borrowing of debt — affiliate	—	118	51,110	12,223	11	63,462
Borrowing of debt	—	26,000	—	—	—	26,000
Repayment of debt — affiliate	—	(35,066)	(3,310)	—	(4,158)	(42,534)
Repayment of debt	(12,053)	(12,607)	—	—	(10,372)	(35,032)
Repayment of preferred equity	—	—	—	—	(184)	(184)
Capital contributions	—	—	21,527	3,056	5,599	30,182
Capital distributions	(7,291)	(7,925)	(5,542)	—	(23,983)	(44,741)

Net cash provided by (used in) financing Activities	(19,344)	(29,480)	63,785	15,279	(33,087)	(2,847)

Net increase (decrease) in cash	(1,901)	276	7,313	102	(3,781)	2,009
Cash at beginning of year	2,440	3,621	—	—	6,974	13,035

Cash at end of year	$539	$3,897	$7,313	$102	$3,193	$15,044

Supplemental disclosure of cash flow information
Approximate cash paid for interest	$1,211	$982	$663	$—	$1,467	$4,323
Preferred equity converted to note payable	—	—	—	—	4,160	4,160

WAMCO PARTNERSHIPS
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
Combining Statements of Cash Flows
Year Ended December 31, 2002

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined

Cash flows from operating activities:
Net earnings	$10,802	$1,119	$—	$—	$15,620	$27,541
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees	87	—	—	—	435	522
Amortization of deferred profit sharing	—	—	—	—	720	720
Accretion of unrealized gain on trust certificates	—	—	—	—	(287)	(287)
Provision for loan and impairment losses	—	—	—	—	904	904
Gain on resolution of Portfolio Assets	(13,474)	(2,082)	—	—	(15,472)	(31,028)
Purchase of Portfolio Assets	—	(48,713)	—	—	—	(48,713)
Capitalized costs on Portfolio Assets	(2,177)	(59)	—	—	(1,823)	(4,059)
Capitalized interest on Portfolio Assets	(102)	—	—	—	(795)	(897)
Proceeds from resolution of Portfolio Assets	47,892	6,852	—	—	78,454	133,198
Principal payments on Performing Portfolio Assets	5,803	—	—	—	15,837	21,640
Increase in deferred profit sharing	—	—	—	—	(2,885)	(2,885)
(Increase) decrease in other assets	(295)	—	—	—	465	170
Increase in deferred compensation	—	—	—	—	2,885	2,885
Deferred compensation and profit sharing paid	—	—	—	—	(1,730)	(1,730)
Increase (decrease) in other liabilities	144	524	—	—	(1,126)	(458)

Net cash provided by (used in) operating Activities	48,680	(42,359)	—	—	91,202	97,523
Cash flows from investing activities:
Change in trust certificates	—	—	—	—	1,123	1,123

Net cash provided by investing activities	—	—	—	—	1,123	1,123
Cash flows from financing activities:
Borrowing of debt — affiliate	—	53,143	—	—	—	53,143
Borrowing of debt	28,500	—	—	—	—	28,500
Repayment of debt — affiliate	(47,964)	(18,195)	—	—	(42,025)	(108,184)
Repayment of debt	(9,618)	—	—	—	(24,361)	(33,979)
Capitalized interest on preferred equity	—	—	—	—	150	150
Repayment of preferred equity	—	—	—	—	(411)	(411)
Capital contributions	—	15,942	—	—	29	15,971
Capital distributions	(20,668)	(4,910)	—	—	(28,620)	(54,198)

Net cash provided by (used in) financing activities	(49,750)	45,980	—	—	(95,238)	(99,008)

Net increase (decrease) in cash	(1,070)	3,621	—	—	(2,913)	(362)
Cash at beginning of year	3,510	—	—	—	9,887	13,397

Cash at end of year	$2,440	$3,621	$—	$—	$6,974	$13,035

Supplemental disclosure of cash flow information
Approximate cash paid for interest	$2,412	$524	$—	$—	$3,846	$6,782

WAMCO PARTNERSHIPS
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

4.	Portfolio Assets
      Portfolio Assets are summarized as follows:

	December 31, 2004

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined

Non-performing Portfolio Assets	$26,020	$34,437	$36,628	$47,784	$74,700	$219,569
Performing Portfolio Assets	8,473	—	17,009	18,174	32,534	76,190
Real estate Portfolios	—	—	—	—	13,769	13,769

Total Portfolio Assets	34,493	34,437	53,637	65,958	121,003	309,528
Discount required to reflect Portfolio Assets at carrying value	(26,365)	(22,928)	(18,388)	(24,820)	(75,045)	(167,546)

Portfolio Assets, net	$8,128	$11,509	$35,249	$41,138	$45,958	$141,982

	December 31, 2003

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined

Non-performing Portfolio Assets	$37,230	$50,542	$55,870	$33,277	$44,887	$221,806
Performing Portfolio Assets	10,209	—	26,496	—	45,077	81,782
Real estate Portfolios	—	—	—	—	17,554	17,554

Total Portfolio Assets	47,439	50,542	82,366	33,277	107,518	321,142
Discount required to reflect Portfolio Assets at carrying value	(29,659)	(31,456)	(21,809)	(17,921)	(51,616)	(152,461)

Portfolio Assets, net	$17,780	$19,086	$60,557	$15,356	$55,902	$168,681

      Portfolio Assets are pledged to secure non-recourse notes payable.

5.	Interest Related to Residual Interest in Trust Certificates
      During the 2003, the Partnerships recognized interest income on retained interests in residual certificates held by the Partnerships. In September 2003 the Partnerships purchased the underlying assets from the trust. At the time of this purchase, these assets were included in the Performing Portfolio Assets at their remaining historical cost of $5,902 and the remaining balance for the adjustment to market value of $905 was reversed against its corresponding balance of unrealized net gain on securitizations in the Partnerships’ equity.

6.	Deferred Profit Sharing and Deferred Compensation
      In connection with the formation of FC Properties, an agreement was entered into which provided for potential payments to the project manager based on a percentage of total estimated sales. An equal amount of deferred profit participation and deferred compensation is recorded based on such estimates with the deferred profit participation being amortized into expense in proportion to actual sales realized. No profit participation was paid until the limited partners recognized a 20% return on their investment. This return threshold was met in 2001. At December 31, 2004 and 2003, the estimated liability for this profit participation was $17,695 and $21,466, respectively, and was reported as deferred compensation in the accompanying combined balance sheets. Additionally, amortization of $1,610, $2,411 and $720 was recognized during 2004, 2003 and 2002, respectively, and has been included in general, administrative and operating expenses in the accompanying combined statements of operations.

WAMCO PARTNERSHIPS
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
      The achievement of the 20% return on investment resulted in payments of $1,713, $3,253 and $1,730 in deferred profit sharing and commissions in 2004, 2003, and 2002, respectively.

7.	Notes Payable
      Notes payable at December 31, 2004 and 2003 consist of the following:

	2004	2003

London Interbank Offering Rate (LIBOR) (2.4% at December 31, 2004) based:
WAMCO XXVIII (LIBOR plus 2.5%)	$619	$6,829
WAMCO XXX (LIBOR plus 2.5%)	4,658	13,393
WAMCO 31 (LIBOR plus 2.5%)	24,880	—
WAMCO 31 (LIBOR plus 4%) — affiliate	—	47,800
WAMCO 33 (LIBOR plus 4%) — affiliate	30,971	12,223
Other Partnerships (LIBOR plus 4% to 5%) — affiliate	—	4,073
Other Partnerships (LIBOR plus 2.5% to 3%)	2,647	4,500
Other Partnerships (LIBOR plus 5%, with floor 6.3%) — affiliate	2,575	3,128

Total LIBOR	66,350	91,946
Fixed rate:
Other Partnerships (10.17%) — affiliate	4,000	4,000

	$70,350	$95,946

      Collateralized loans are typically payable based on proceeds from disposition of and payments received on the Portfolio Assets.
      Contractual maturities (excluding principal and interest payments payable from proceeds from dispositions of and payments received on the Portfolio Assets) of notes payable are as follows:

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined

Year Ending December 31:
2005	$—	$4,658	$—	$6,086	$5,222	$15,966
2006	619	—	24,880	24,885	—	50,384
2007	—	—	—	—	4,000	4,000

	$619	$4,658	$24,880	$30,971	$9,222	$70,350

      It is anticipated that the notes payable maturing in 2005 will be renewed or refinanced into financing arrangements with terms similar to current facilities.
      The loan agreements and master note purchase agreements, under which notes payable were incurred, contain various covenants including limitations on other indebtedness, maintenance of service agreements and restrictions on use of proceeds from disposition of and payments received on the Portfolio Assets. As of December 31, 2004, the Partnerships were in compliance with the aforementioned covenants.
      In connection with notes payable, the Partnerships incurred origination and commitment fees. These fees are amortized over the stated maturity of the related notes and are included in interest and fees on notes payable. At December 31, 2004 and 2003, approximately $337 and $415, respectively, of origination and commitment fees are included in other assets, net.

WAMCO PARTNERSHIPS
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

8.	Transactions with Affiliates
      Under the terms of the various servicing agreements between the Partnerships and FirstCity, FirstCity receives a servicing fee based on proceeds from resolution of the Portfolio Assets for processing transactions on the Portfolio Assets and for conducting settlement, collection and other resolution activities. Service fees to affiliates of approximately $3,935, $3,606, and $3,779 are reported on the accompanying combined statements of operations in 2004, 2003 and 2002, respectively.
      During 2003, WAMCO XXIX, Ltd. was merged with and into WAMCO XXVII, Ltd. with WAMCO XXVII, Ltd being the surviving entity. Also during 2003, Community Development Investment, LLC was merged with and into WAMCO XXIV, Ltd. with WAMCO XXIV, Ltd being the surviving entity.
      During 2004, WAMCO III sold all of its remaining Portfolio Assets to FH Partners, LP, a wholly-owned subsidiary of FirstCity, for $475. WAMCO III recognized a gain of $165, included in gain on resolution of Portfolio Assets, on this transaction.
      Also during 2004, WAMCO 31 sold one non-performing Portfolio Asset to WAMCO 32 for $3,145. WAMCO 31 recognized no gain on this transaction.

9.	Fair Value of Financial Instruments
      Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Partnerships disclose estimated fair values of their financial instruments. Fair value estimates, methods and assumptions are set forth below.

(a)	Cash and Other Liabilities
      The carrying amount of cash and other liabilities approximates fair value at December 31, 2004 and 2003 due to the short-term nature of such accounts.

(b)	Portfolio Assets
      Portfolio Assets are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risk inherent in the assets. The carrying value of Portfolio Assets was $141,982 and $168,681 at December 31, 2004 and 2003, respectively. The estimated fair value of the Portfolio Assets was approximately $191,722 and $200,848 at December 31, 2004 and 2003, respectively.

(c)	Notes Payable
      Management believes that for similar financial instruments with comparable credit risks, the stated interest rates at December 31, 2004 and 2003 approximate market rates. Accordingly, the carrying amount of notes payable is believed to approximate fair value. In addition, the majority of the partnerships’ debt is at variable rates of interest.

10.	Commitments and Contingencies
      WAMCO 32 owns a pool of loans that includes a line of credit with an outstanding balance of $1 million at December 31, 2004. The maximum commitment associated with these lines was $2 million at December 31, 2004. After reserves and borrowing base requirements, the total availability was $80 at December 31, 2004.
      At December 31, 2003, WAMCO 31 owned a pool of loans that included two lines of credit with a combined outstanding balance of $2.3 million at December 31, 2003. The maximum commitment associated

WAMCO PARTNERSHIPS
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
with these lines was $4.4 million at December 31, 2003. After reserves and borrowing base requirements, the total availability was $.7 million at December 31, 2003. As of December 31, 2004, there is no longer a commitment related to this pool of loans.
      The Partnerships are involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the combined financial position, results of operations or liquidity of the Partnerships.

11.	Interest Rate Swap
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
      Income or expense associated with these periodic payments is recorded on an accrual basis. WAMCO XXVIII recorded $431, $665, and $783 of net swap expense for the years ended December 31, 2004, 2003 and 2002, respectively, associated with these periodic payments. Net swap expense is included in interest and fees expense — affiliate in the accompanying combined statements of operations.
      Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest-rate, commodity-price, and foreign-exchange contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
      WAMCO XXVIII has not met the criteria necessary to categorize its swap agreement as a hedging activity under the provisions of FASB No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, changes in fair value of the interest rate swap are reported in general, administrative and operating expenses and were $(421), $(506), and $216 during 2004, 2003, and 2002, respectively.
      The following table summarizes WAMCO XXVIII’s interest rate swap contract, included in other liabilities:

				Swap	Swap
				Liability at	Liability at
Notional	Contact			December 31,	December 31,
Amount	Maturity Date	Fixed Rate	Floating Rate	2004	2003

$4,510	12/15/2004	6.167%	One Month LIBOR (2.4% at December 31, 2004)	$—	$199
4,510	12/15/2005	6.195%	One Month LIBOR (2.4% at December 31, 2004)	129	351

$9,020				$129	$550

MINNTEX INVESTMENT PARTNERS LP
(A Texas Limited Partnership)
FINANCIAL STATEMENTS
December 31, 2004, 2003, and 2002
(With Independent Auditors’ Report Thereon)

INDEPENDENT AUDITORS’ REPORT
The Partners
MinnTex Investment Partners LP:
      We have audited the accompanying balance sheets of MinnTex Investment Partners LP (a Texas limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners’ capital, and cash flows for the years then ended and for the period March 11, 2002 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MinnTex Investment Partners LP as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and for the period March 11, 2002 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Dallas, Texas
March 16, 2005

MINNTEX INVESTMENT PARTNERS LP
(A Texas Limited Partnership)
BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003

	(In thousands)
ASSETS
Cash	$738	$1,053
Portfolio Asset, net (note 3)	102	477

	$840	$1,530

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued liabilities	$8	$14
Service fees payable — affiliate (note 4)	69	98

Liabilities	77	112
Partners’ capital	763	1,418

	$840	$1,530

See accompanying notes to financial statements.

MINNTEX INVESTMENT PARTNERS LP
(A Texas Limited Partnership)
STATEMENTS OF OPERATIONS
The Years Ended December 31, 2004 and 2003 and the Period March 11, 2002
(date of inception) through December 31, 2002

	2004	2003	2002

	(In thousands)
Proceeds from resolution of Portfolio Asset	$9,167	$14,294	$16,655
Cost of Portfolio Asset resolved	375	1,653	9,292

Gain on resolution of Portfolio Asset	8,792	12,641	7,363
Interest expense — affiliate (note 4)	—	—	(201)
General, administrative, and operating expenses (note 4)	(946)	(1,462)	(1,773)
Other income	4	5	8

Net income	$7,850	$11,184	$5,397

See accompanying notes to financial statements.

MINNTEX INVESTMENT PARTNERS LP
(A Texas Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
The Years Ended December 31, 2004 and 2003 and the Period March 11, 2002
(date of inception) through December 31, 2002

	General	Limited Partners
	Partner
		FirstCity	CFSC
	MinnTex	Holdings of	Capital	Lenders
	GP Corp.	Minnesota	Corp. II	Trust	Total

	(In thousands)
Inception Date March 11, 2002	$—	$—	$—	$—	$—
Contributions	39	1,264	1,264	1,264	3,831
Distributions	(58)	(1,867)	(1,867)	(1,867)	(5,659)
Net income	54	1,781	1,781	1,781	5,397

Balance at December 31, 2002	35	1,178	1,178	1,178	3,569
Distributions	(132)	(4,401)	(4,401)	(4,401)	(13,335)
Net income	111	3,691	3,691	3,691	11,184

Balance at December 31, 2003	14	468	468	468	1,418
Distributions	(84)	(2,807)	(2,807)	(2,807)	(8,505)
Net income	77	2,591	2,591	2,591	7,850

Balance at December 31, 2004	$7	$252	$252	$252	$763

See accompanying notes to financial statements.

MINNTEX INVESTMENT PARTNERS LP
(A Texas Limited Partnership)
STATEMENTS OF CASH FLOWS
The Years Ended December 31, 2004 and 2003 and the Period March 11, 2002
(date of inception) through December 31, 2002

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$7,850	$11,184	$5,397
Adjustments to reconcile net income to net cash provided by operating activities:
Purchase of Portfolio Asset	—	—	(11,422)
Gain on resolution of Portfolio Asset	(8,792)	(12,641)	(7,363)
Proceeds from resolution of Portfolio Asset	9,167	14,294	16,655
Increase (decrease) in service fees payable — affiliate	(30)	(54)	152
Increase (decrease) in accounts payable and accrued liabilities	(5)	2	12

Net cash provided by operating activities	8,190	12,785	3,431

Cash flows from financing activities:
Borrowing on long-term debt — affiliate	—	—	8,939
Repayment of long-term debt — affiliate	—	—	(8,939)
Capital contributions	—	—	3,831
Capital distributions	(8,505)	(13,335)	(5,659)

Net cash used in financing activities	(8,505)	(13,335)	(1,828)

Net increase (decrease) in cash	(315)	(550)	1,603
Cash, beginning of period	1,053	1,603	—

Cash, end of period	$738	$1,053	$1,603

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$201
See accompanying notes to financial statements.

MINNTEX INVESTMENT PARTNERS LP
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, 2003, and 2002
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
      The Partnership acquires and resolves a portfolio of performing and nonperforming loans to small businesses that are unsecured (“Portfolio Asset”). Accounting for the Portfolio Asset is on a pool basis as opposed to an individual asset-by-asset basis. At December 31, 2004 and 2003, the Portfolio Asset was designated as nonperforming as described more fully below.
      The Partnership’s Portfolio Asset is designated as nonperforming unless a majority of all of the loans in the pool are being repaid in accordance with the contractual terms of the underlying loan agreements. Such designation is made at the acquisition of the pool and does not change even though the actual mix of the loans may change. The pool is acquired on the basis of an evaluation of the timing and amount of cash flow expected to be derived from borrower payments on the loans. The carrying value of the nonperforming Portfolio Asset was $102 and $477 at December 31, 2004 and 2003, respectively.
      A nonperforming Portfolio Asset is purchased at a substantial discount from its outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the adjusted cost of the nonperforming Portfolio Asset is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified. No valuation allowance was required at December 31, 2004, 2003 or 2002.
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

3.	Portfolio Assets
      The Portfolio Assets (note 2) at December 31, is summarized as follows:

	2004	2003

Loans:
Borrowers’ obligations on outstanding balance of:
Performing loans	$4,286	$11,052
Nonperforming loans	33,699	35,518

	37,985	46,570
Discount required to reflect the Portfolio Asset at unamortized cost	(37,883)	(46,093)

Portfolio Assets, net	$102	$477

4.	Transactions With Affiliates
      During March 2002, the Partnership borrowed $8,939 from CFSC Capital Corp. XXX (an affiliate of a limited partner) on a senior collateralized promissory note payable. In August 2002, the Partnership paid off the senior collateralized promissory note payable to CFSC Capital Corp. XXX. Interest expense totaled $201 on such note during 2002.
      Under the terms of a servicing agreement, FirstCity receives a servicing fee based on proceeds from resolution of Portfolio Asset, for processing transactions on the Portfolio Asset and for conducting settlement and sale negotiations. Included in general, administrative, and operating expenses in the accompanying statement of operations is $917, $1,429 and $1,666 in servicing fees incurred in 2004, 2003, and 2002, respectively.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures.
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

Item 9B.	Other Information.
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The information required by this item with respect to the Company’s directors and executive officers is incorporated by reference from the Company’s definitive proxy statement pertaining to the 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the “Proxy Statement”).

Item 11.	Executive Compensation.
      This information is incorporated by reference to the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      This information is incorporated by reference to the Company’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.
      This information is incorporated by reference to the Company’s Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
      This information is incorporated by reference to the Company’s Proxy Statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a)
      1. Financial Statements
      The consolidated financial statements of FirstCity, the combined financial statements of the WAMCO Partnerships (Acquisition Partnerships) and the financial statements of MinnTex Investment Partners L.P. are incorporated herein by reference to Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

      2. Financial Statement Schedules
      Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in Item 8, “Financial Statements and Supplementary Data.”
      3. Exhibits

Exhibit
Number		Description of Exhibit

2.1	—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

2.2	—	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

9.1	—	Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

10.1	—	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.2	—	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

Separation Agreement and Release, dated March 31, 2004, by
10.3	—	Separation Agreement and Release, dated March 31, 2004, by and between G. Stephen Fillip, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q dated May 14, 2004).

10.4	—	Consultant Agreement, dated April 1, 2004, by and between FirstCity Servicing Corporation and G. Stephen Fillip (incorporated herein by reference to Exhibit 10.20 of the Company’s Form 10-Q dated May 14, 2004).

10.5	—	Securities Purchase Agreement dated as of September 21, 2004 by and among FirstCity Financial Corporation and certain affiliates of FirstCity and IFA Drive GP Holdings LLC, IFA Drive LP Holdings LLC, Drive Management LP and certain affiliates of those persons. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 27, 2004)

10.6	—	Letter agreements dated as of November 1, 2004, between FirstCity, Consumer Corp. and BoS-UK relating to extension of time for and waiver related to payment of any fee under Fee Letter. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 5, 2004)

10.7	—	Letter agreement dated November 1, 2004 between Bank of Scotland, acting through its New York branch, and FirstCity providing for deposit of funds in cash collateral account. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 5, 2004)

Exhibit
Number			Description of Exhibit

10.8		—	Revolving Credit Agreement, dated November 12, 2004, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-Q dated November 15, 2004)

21	.1*	—	Subsidiaries of the Registrant

23	.1*	—	Consent of KPMG LLP.

23	.2*	—	Consent of KPMG LLP.

23	.3*	—	Consent of KPMG LLP.

31	.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Annual Report on Form 10-K for the year ended December 31, 2004.

32	.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Annual Report on Form 10-K for the year ended December 31, 2004.

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION

By:	/s/ JAMES T. SARTAIN

James T. Sartain
President and Chief Executive Officer
March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES R. HAWKINS James R. Hawkins	Chairman of the Board and Director	March 16, 2005

/s/ JAMES T. SARTAIN James T. Sartain	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ J. BRYAN BAKER J. Bryan Baker	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ C. IVAN WILSON C. Ivan Wilson	Vice Chairman of the Board and Director	March 16, 2005

/s/ RICHARD E. BEAN Richard E. Bean	Director	March 16, 2005

/s/ ROBERT E. GARRISON Robert E. Garrison	Director	March 16, 2005

/s/ DANE FULMER Dane Fulmer	Director	March 16, 2005

/s/ JEFFERY D. LEU Jeffery D. Leu	Director	March 16, 2005

EXHIBIT INDEX

Exhibit
Number			Description of Exhibit

2.1		—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
2.2		—	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
3.1		—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
3.2		—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).
9.1		—	Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).
10.1		—	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).
10.2		—	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).
Separation Agreement and Release, dated March 31, 2004, by
10.3		—	Separation Agreement and Release, dated March 31, 2004, by and between G. Stephen Fillip, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q dated May 14, 2004).
10.4		—	Consultant Agreement, dated April 1, 2004, by and between FirstCity Servicing Corporation and G. Stephen Fillip (incorporated herein by reference to Exhibit 10.20 of the Company’s Form 10-Q dated May 14, 2004).
10.5		—	Securities Purchase Agreement dated as of September 21, 2004 by and among FirstCity Financial Corporation and certain affiliates of FirstCity and IFA Drive GP Holdings LLC, IFA Drive LP Holdings LLC, Drive Management LP and certain affiliates of those persons. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 27, 2004)
10.6		—	Letter agreements dated as of November 1, 2004, between FirstCity, Consumer Corp. and BoS-UK relating to extension of time for and waiver related to payment of any fee under Fee Letter. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 5, 2004)
10.7		—	Letter agreement dated November 1, 2004 between Bank of Scotland, acting through its New York branch, and FirstCity providing for deposit of funds in cash collateral account. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 5, 2004)
10.8		—	Revolving Credit Agreement, dated November 12, 2004, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-Q dated November 15, 2004)
21	.1*	—	Subsidiaries of the Registrant
23	.1*	—	Consent of KPMG LLP.

Exhibit
Number			Description of Exhibit

23	.2*	—	Consent of KPMG LLP.
23	.3*	—	Consent of KPMG LLP.
31	.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Annual Report on Form 10-K for the year ended December 31, 2004.
32	.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Annual Report on Form 10-K for the year ended December 31, 2004.