Form 10-K/A
period 2004-12-31
FIRSTCITY FINANCIAL CORP
filed 2005-04-29
CIK 828678

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1)

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

(254) 761-2800
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

     The number of shares of common stock outstanding at April 27, 2005 was 11,267,187. As of June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of the common stock on the Nasdaq National Market System, was approximately $69,121,639.

EXPLANATORY NOTE

     This Amendment No. 1 to the Annual Report on Form 10-K of FirstCity Financial Corporation (the “Company” or “FirstCity”) is being filed to amend the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 22, 2005 to include disclosures under Part III of Form 10-K, which were previously incorporated by reference to the Company’s definitive proxy statement

PART III

Item 10. Directors and Executive Officers of the Registrant.

Director Information

  Information concerning members of the Company’s board of directors (the “Board”) is set forth below:

Name	Age	Position
James R. Hawkins	69	Chairman of the Board
C. Ivan Wilson	77	Vice Chairman of the Board
James T. Sartain	56	President, Chief Executive Officer and Director
Richard E. Bean	61	Director
Dane Fulmer	54	Director
Robert E. Garrison II	63	Director
Jeffery D. Leu	49	Director

     James R. Hawkins has been Chairman of the Board since the consummation of the merger of J-Hawk Corporation (“J-Hawk”) and First City Bancorporation of Texas, Inc. in 1995 (the “Merger”), and was Chairman of the Board and Chief Executive Officer of J-Hawk from 1976 until the Merger. Mr. Hawkins was also formerly Chief Executive Officer of FirstCity through January 2001. Mr. Hawkins is a certified public accountant licensed in the state of Texas.

     C. Ivan Wilson has been Vice Chairman of the Board of FirstCity since the Merger. From February 1998 to June 1998, Mr. Wilson was Chairman, President and Chief Executive Officer of Mercantile Bank, N.A., Corpus Christi, Texas, a national banking organization. Mr. Wilson was Chairman of the Board and Chief Executive Officer of First City Bancorporation of Texas, Inc. (“FCBOT”) from 1991 to the Merger. Prior to 1991, Mr. Wilson was the Chief Executive Officer of FirstCity, Texas — Corpus Christi, one of FCBOT’s banking subsidiaries.

     James T. Sartain has been President of FirstCity since the Merger and Chief Executive Officer since January 2001 and has served as a Director of FirstCity since the Merger. Prior to January 2001, Mr. Sartain was President and Chief Operating Officer of FirstCity. From 1988 to the Merger, Mr. Sartain was President and Chief Operating Officer of J-Hawk.

     Richard E. Bean has been a Director of FirstCity since the Merger and since 1976 Mr. Bean has served as the Executive Vice President and a Director of Pearce Industries, Inc., a privately held company that markets a variety of oilfield equipment and construction machinery. Mr. Bean served as Chief Financial Officer of Pearce Industries from 1976 to 2004. Mr. Bean served as a member of the Portfolio committee of the FirstCity Liquidating Trust from the Merger through the termination of the Trust in January 2004. Prior to the Merger, Mr. Bean was Chairman of the FCBOT’s Official Committee of Equity Security Holders. Mr. Bean is currently a Director, the Chairman of the Audit Committee, and a member of the Compensation Committee of WCA Waste Corporation, a publicly owned solid waste collection and disposal Company, and a Director and the Chairman of the Audit Committee of Sanders Morris Harris Group Inc., a publicly owned financial services firm. Mr. Bean is also a stockholder and director of several closely held corporations. Mr. Bean is involved in numerous civic organizations such as the Houston Livestock Show and Rodeo where he serves as a Director and Member of the Audit Budget Committee. Mr. Bean received a M.B.A. in Accounting and a Bachelor of Business Administration in Finance from the University of Texas at Austin and has been a Certified Public Accountant licensed in the State of Texas since 1968.

     Dane Fulmer has been a Director of FirstCity since May 1999. Mr. Fulmer is a consultant and provides risk management services. From August 1995 until January 2004, Mr. Fulmer served as Executive Vice President and director of risk management of John Taylor Financial Group, a broker/dealer and investment advisory firm that Mr. Fulmer co-founded in 1995. From July 1991 until August 1996, Mr. Fulmer served as Executive Vice President of Merchants Investment Center of Fort Smith, a broker/dealer and investment advisory firm, and as portfolio manager for Merchants National, the parent company.

     Robert E. Garrison II has been a Director of FirstCity since May 1999. Mr. Garrison is the President, Chief Executive Officer and director of Sanders Morris Harris Group. Previously, Mr. Garrison served as Executive Vice President and director of Harris Webb & Garrison and also served as Chairman, Chief Executive Officer, and director of Pinnacle Management & Trust Co. Mr. Garrison co-founded both of these companies in 1994. Both Harris Webb & Garrison and Pinnacle Management & Trust Co. are subsidiaries of Sanders Morris Harris Group. In addition, Mr. Garrison serves as Chairman of the Board of BioCyte Therapeutics, a cancer diagnostic and therapeutic company focused on breast, ovarian, and prostate cancer. Mr. Garrison serves as a director of TeraForce Technology Corporation, Inc., a public defense electronics company, Somerset House Publishing, First Capital Bank, and is a member of the Finance Committee of Memorial Hermann Hospital System. He has over 36 years of experience in the securities industry. Mr. Garrison is a Chartered Financial Analyst.

     Jeffery D. Leu has been a Director of FirstCity since December 2000. Mr. Leu is President of the Value Investment Group of Cargill, a wholly owned subsidiary of Cargill Incorporated, which is regarded as one of the world’s largest privately-held corporations. Mr. Leu joined Cargill in 1981 and has held various management positions in Cargill’s financial businesses.

Board of Directors and Committees

     The Board has reviewed the provisions of the Sarbanes-Oxley Act of 2002, the rules of the SEC and the NASDAQ Stock Market governance listing standards and determined that the Company is in compliance with such standards. The Board has determined that Messrs. Bean, Fulmer, Garrison and Wilson are independent Directors under the NASDAQ Stock Market Rules. Messrs. Hawkins and Sartain, employees of the Company, and Mr. Leu, an executive officer of CFSC Capital Corp. XXX (see “Certain Relationships and Related Transactions” for relationships of Cargill and CFSC Capital Corp. with the Company), were not deemed independent. Mr. C. Ivan Wilson, an independent Director, serves as Vice-Chairman and presides over executive sessions of the non-management Directors.

     Board Meetings. During 2004, the Board of Directors held five (5) meetings. Each of the directors attended more than 75% of such meetings. All of the directors attended the Company’s 2004 Annual Meeting of Stockholders. The Company has encouraged the attendance of all Directors at the annual meetings of stockholders and has scheduled its stockholders’ meetings to achieve that goal. The Company has not adopted a formal policy related to the attendance of Directors at annual meetings of stockholders.

     Committees. The Company’s Board of Directors has the following five standing committees: Executive Committee; Audit Committee; Compensation Committee; Investment Committee; and a Nominating and Corporate Governance Committee. Members of these committees generally are elected annually at the regular meeting of the Board of Directors immediately following the annual meeting of stockholders. Further information concerning the Board’s standing committees appears below.

     Executive Committee. The Executive Committee consists of Messrs. Hawkins (Chairman) and Sartain. Subject to certain limitations specified by the Company’s Bylaws and the Delaware General Corporation Law, the Executive Committee is authorized to exercise the powers of the Board of Directors when the Board is not in session. During 2004, the Executive Committee held no actual meetings but took several actions by unanimous written consent.

     Audit Committee. The Audit Committee consists of Messrs. Bean (Chairman), Garrison and Wilson. The Audit Committee is a standing committee of the Board of Directors. The Board has determined that all members of the Audit Committee are independent Directors under the rules of the NASDAQ Stock Market and the rules and regulations of the SEC. The Board of Directors has determined that Mr. Bean qualifies as an “audit committee financial expert” under applicable SEC and NASDAQ regulations. The Audit Committee has a charter adopted by the Board of Directors that sets forth its membership requirements, authority and responsibilities. A copy of the Audit Committee Charter can be found in the “Investor Relations – Corporate Governance” Section of the Company’s website at www.fcfc.com. During 2004, the Audit Committee held eight(8) meetings.

The Audit Committee meets with management to consider the adequacy of the internal controls of the Company and the objectivity of financial reporting. Its primary function is to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing

•	the financial information to be provided to the stockholders, potential stockholders, the investment community and others;

•	the systems of internal controls established by the management and the Board of Directors; and

•	the audit process.

The Audit Committee also meets with the independent auditors and with appropriate Company financial personnel about these matters. The functions of the Audit Committee also include recommending to the Board of Directors which firm of independent public accountants should be engaged by the Company to perform the annual audit, reviewing annually the Company’s Audit Committee Charter, approving certain other types of professional service rendered to the Company by the independent public accountants and considering the possible effects of such services on the independence of such public accountants. The independent auditors periodically meet alone with the Audit Committee and always have unrestricted access to the Audit Committee.

     Compensation Committee. The Compensation Committee during 2004 consisted of Messrs. Wilson (Chairman), Garrison and Leu until August 5, 2004, and after August 5, 2004, consisted of Messrs. Wilson (Chairman), Garrison and Fulmer. The Compensation Committee is a standing committee of the Board of Directors. The Board has determined that all members of the Compensation Committee are (i) “independent directors” under the listing standards of the NASDAQ Stock Market, (ii) “non-employee directors” within the meaning of Rule 16b-3 under the Exchange Act and (iii) “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code. The Compensation Committee has a charter that has been adopted by the Board of Directors that sets forth its membership requirements, authority and responsibilities. A copy of the Compensation Committee Charter can be found in the “Investor Relations – Corporate Governance” section of the Company’s website at www.fcfc.com. The functions of the Compensation Committee include making recommendations to the Board of Directors regarding compensation for executive officers, including the chief executive officer, of the Company and its subsidiaries. The Compensation Committee is responsible for all recommendations, reviews, modifications and approvals with respect to the Stock Option and Award Plans. During 2004, the Compensation Committee held two (2) meetings.

     Investment Committee. The Investment Committee consists of Messrs. Sartain (Chairman), Garrison, Fulmer, Wilson, Leu and Bean. The functions of the Investment Committee include providing oversight and approval of prospective investments based on thresholds of risk exposure to the Company’s balance sheet. During 2004, the Investment Committee held no meetings.

     Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee during 2004 consisted of Messrs. Leu (Chairman) and Fulmer until August 5, 2004, and after August 5, 2004, consisted of Messrs. Fulmer (Chairman), Garrison and Bean. The Nominating and Corporate Governance Committee is a standing committee of the Board of Directors. The Board has determined that each of the members of the Nominating and Corporate Governance Committee qualified as an independent Director under the rules of the NASDAQ Stock Market and rules and regulations of the SEC. The Nominating and Corporate Governance Committee has a charter that has been adopted by the Board of Directors that sets forth its membership requirements, authority and responsibilities. The full text of the Charter of the Nominating and Corporate Governance Committee can be found in the “Investor Relations – Corporate Governance” section of the Company’s website at www.fcfc.com. The Nominating and Corporate Governance Committee recommends the number of board positions to be filled in accordance with the Bylaws of the Company and the persons to be nominated to serve in those positions. In this regard, the Nominating Committee considers the performance of incumbent directors in determining whether such directors should be nominated to stand for reelection. The Nominating and Corporate Governance Committee also reviews the recommendations of the Chief Executive Officer related to the appointment of executive officers and proposed personnel changes related to such officers and is responsible for conducting an annual review of the Company’s Code of Business Conduct and Ethics. During 2004, the Nominating and Corporate Governance Committee held one meeting.

Executive Officers

     The executive officers of the Company, who are elected by the Board of Directors of the Company and serve at its discretion, are as follows:

Name	Age	Position
James R. Hawkins	69	Chairman of the Board
James T. Sartain	56	President and Chief Executive Officer
J. Bryan Baker	44	Senior Vice President and Chief Financial Officer
Terry R. DeWitt	47	Senior Vice President
Joe S. Greak	56	Senior Vice President, Tax Director
James C. Holmes	48	Senior Vice President
Richard J. Vander Woude	50	Senior Vice President, General Counsel and Secretary

     The business experience of Messrs. Hawkins and Sartain is set forth under “Proposal I - Election of Directors.”

     J. Bryan Baker has been Senior Vice President and Chief Financial Officer of FirstCity since June 2000. Previously, Mr. Baker served as Vice President and Treasurer from August 1999 to June 2000, as Vice President and Controller of FirstCity from November 1996 to August 1999, and as Vice President and Assistant Controller from 1995 to November 1996. From 1990 to 1995, Mr. Baker was with Jaynes, Reitmeier, Boyd & Therrell, P.C., an independent public accounting firm, involved in both auditing and consulting. From 1988 to 1990, Mr. Baker was Controller of Heights Bancshares in Harker Heights, Texas. Mr. Baker is a certified public accountant licensed in the state of Texas.

     Terry R. DeWitt has been Senior Vice President responsible for Due Diligence and Investment Evaluation of FirstCity since the Merger. Mr. DeWitt served as Senior Vice President responsible for Due Diligence and Investment Evaluation of J-Hawk from 1992 to the Merger. From 1991 to 1992, Mr. DeWitt was Senior Vice President of the First National Bank of Central Texas, a national banking association, and from 1989 to 1991, he was President of the First National Bank of Goldthwaite, a national banking association.

     Joe S. Greak has been Senior Vice President and Tax Director of the Company since the Merger. Mr. Greak was the Tax Manager of FCBOT since 1993. From 1992 to 1993, Mr. Greak was the Tax Manager of New First City -Houston, N.A. Prior thereto, he was Senior Vice President and Tax Director of First City, Texas — Houston, N.A. Mr. Greak is a certified public accountant licensed in the state of Texas.

     James C. Holmes has been Senior Vice President of FirstCity since the Merger. From the Merger to August 1999 Mr. Holmes served as Senior Vice President and Treasurer of the Company and held the same positions with J-Hawk from 1994 to the Merger. From 1988 to 1991, Mr. Holmes was a Vice President of MBank, Waco, a national banking association.

     Richard J. Vander Woude has been General Counsel and Senior Vice President of FirstCity since January 1998 and has served as Secretary since June 2000. Prior thereto, Mr. Vander Woude was a director and shareholder in the law firm of Vander Woude & Istre, P.C., Waco, Texas from 1992 through 1997. From 1978 to 1992, Mr. Vander Woude was a director and shareholder of Sheehy, Lovelace & Mayfield, P.C., Waco, Texas.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10 percent of Common Stock, to file with the SEC certain reports of beneficial ownership of Common Stock. Based solely upon a review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all applicable Section 16(a) filing requirements were complied with by its directors, officers and 10 percent stockholders during 2004, except for James R. Hawkins, who was late filing statements of changes in beneficial ownership for transactions occurring on October 19, 2004, November 23, 2004, and December 12, 13, 14, 16 and 17, 2004.

Code of Business Conduct and Ethics

          The Company has adopted a Code of Business Conduct and Ethics which is applicable to the directors, executive officers and all employees of the Company, including the principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available in the “Investor Relations – Corporate Governance” section of the Company’s website at www.fcfc.com.

Item 11. Executive Compensation.

     The following table sets forth certain information concerning compensation for services during each of the last three years to (1) the Company’s Chief Executive Officer during 2004, (2) the Company’s other four most highly compensated executive officers during 2004 serving as such at the end of 2004, and (3) Jim W. Moore, who resigned from the Company in November 2004 (collectively, the “Named Executive Officers”).

Summary Compensation Table

				Long Term
				Compensation
				Awards
	Annual Compensation			Securities
				Underlying	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Options(#)	Compensation(1)($)
James T. Sartain,	2004	365,627	380,002	37,500	16,048
President and Chief Executive Officer	2003	300,014	100,000	—	15,790
	2002	300,014	—	—	15,190

Terry R. DeWitt,	2004	271,875	150,000	15,000	5,040
Senior Vice President	2003	250,000	—	—	4,950
	2002	250,000	135,000	—	4,950

James C. Holmes,	2004	243,750	149,997	15,000	5,040
Senior Vice President	2003	200,000	—	—	4,950
	2002	200,000	135,000	—	4,950

Richard J. Vander Woude,	2004	275,000	90,000	15,000	5,328
Senior Vice President, General	2003	275,000	—	—	4,950
Counsel and Secretary	2002	275,000	80,000	—	4,950

J. Bryan Baker,	2004	200,000	90,000	15,000	4,860
Senior Vice President and Chief	2003	200,000	—	—	4,800
Financial Officer	2002	150,000	50,000	—	4,800

Jim W. Moore	2004	335,293	360,500	15,000	5,190
Former Senior Vice President	2003	354,375	319,097	—	5,190
	2002	337,096	243,750	—	5,190

(1)	The total amounts indicated under “All Other Compensation” for 2004 consist of (a) amounts contributed to match a portion of such employee’s contributions under a 401(k) plan (“401(k) Match”), (b) excess premiums paid on supplemental life insurance policies (“Supplement Life”) and (c) personal use of a business vehicle (“Auto”), and (d) amounts paid for moving expenses (“Other”). The following table details the amounts paid during 2004 for each of the categories:

	401(k)	Supplement
Executive	Match($)	Life($)	Auto($)	Total($)
James T. Sartain	4,500	1,548	10,000	16,048
Terry R. DeWitt	4,500	540	—	5,040
James C. Holmes	4,500	540	—	5,040
Richard J. Vander Woude	4,500	828	—	5,328
J. Bryan Baker	4,500	360	—	4,860
Jim W. Moore	4,500	690	—	5,190

Employment Agreements with Named Executive Officers

     On March 31, 2004, the Company entered into a Separation and Release Agreement with G. Stephen Fillip, former Senior Vice President of the Company, as a result of his resignation of employment. The agreement provides for the payment of severance benefits to Mr. Fillip. Such benefits include a monthly payment equal to $10,000 and continuation of health coverage through June 15, 2006. As a condition of payment, Mr. Fillip has agreed not to participate in any business involving the acquisition of and/or servicing of portfolios of assets and/or loans for one year after the expiration or termination of his Consultant Agreement with the Company (described below).

     The Company entered into a Consultant Agreement with Mr. Fillip on April 1, 2004 for a period of one year. Under this agreement, Mr. Fillip provided services similar to the duties he performed prior to his resignation and received a consulting fee of $1,000 per day worked. The Consultant Agreement terminated by its terms in April 2005.

Director Compensation

     During 2004, Directors of the Company who were not employees of the Company or any of its subsidiaries received a retainer of $3,000 per quarter for their services as directors (from January 1, 2004 through December 31, 2004, each such director received an aggregate of $12,000 for such director’s services as director for such period). Such directors also received $1,000 plus expenses for each regular and special board of directors meeting attended, $500 plus expenses for each meeting of any committee of the board of directors attended, and $500 per each telephonic meeting of the Board of Directors or any committee. Directors who are employees of the Company do not receive directors’ fees.

     Beginning in January 1, 2005, Directors of the Company who are not employees of the Company or any of its subsidiaries receive a retainer of $3,500 per quarter for their services as directors. The Chairman of the Audit Committee receives an additional retainer of $750 per quarter. Such Directors also receive $1,000 plus expenses for each regular and special board of directors meeting attended, $500 ($750 for the Chairman) plus expenses for each meeting of any committee of the board of directors attended, and $500 per each telephonic meeting of the Board of Directors or any committee. Directors who are employees of the Company do not receive directors’ fees.

Stock Option Plans and 401(k) Plan

     FirstCity has stock option and award plans for the benefit of key individuals, including its directors, officers and key employees. The exercise price for all options granted is equal to or greater than the fair market value of the underlying Common Stock at the date of grant. Therefore, the holders of the stock options will benefit from such options only when, and to the extent, the price of Common Stock increases after the grant of the option. The performance of individual executive officers and other key employees is considered by the Compensation Committee in allocating such grants, taking into account the Company’s performance, each individual’s contributions thereto and specific accomplishments in each individual’s area of responsibility.

     Information about FirstCity’s compensation plans at December 31, 2004 was as follows:

Equity Compensation Plan Information

	Number of Shares
	to Be Issued	Weighted-Average	Number of Shares
	Upon Exercise of	Exercise Price of	Remaining Available
Plan Category	Outstanding Options	Outstanding Options	for Future Issuance
Equity compensation plans approved by stockholders(1)	737,000	$7.19	198,150
Equity compensation plans not approved by stockholders	—	—	—

Total	737,500	$7.19	198,150

(1)	Consists of the 1995, 1996 and 2004 Stock Option and Award Plans.

     The Company also has a defined contribution 401(k) employee profit sharing plan (the “401(k) Plan”) in which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company contributed approximately $143,000, $162,000 and $184,000 in 2004, 2003 and 2002, respectively, to the 401(k) Plan.

Option Grants in 2004

     The following table sets forth certain information with respect to grants of stock options during 2004 to the Named Executive Officers.

Individual Grants in 2004
	Number of Shares	Percent of Total
	Underlying Options	Options Granted to	Exercise Price Per	Expiration	Grant Date Present
Name	Granted (1)	Employees	Share ($)	Date	Value (2)
James T. Sartain	37,500	15.66%	$7.25	5/13/2014	$239,625
Terry R. DeWitt	15,000	6.26%	$7.25	5/13/2014	$95,850
James C. Holmes	15,000	6.26%	$7.25	5/13/2014	$95,850
Richard J. Vander Woude	15,000	6.26%	$7.25	5/13/2014	$95,850
J. Bryan Baker	15,000	6.26%	$7.25	5/13/2014	$95,850
Jim W. Moore	15,000	6.26%	$7.25	5/13/2014	$95,850

(1)	These options were granted as of May 13, 2004 and will vest in four equal, consecutive annual installments, commencing on the first anniversary of the grant date. Subject to the terms of the 2004 Stock Option and Award Plan, such options may be exercised to purchase all or any portion of such vested shares at any time prior to the termination thereof. The unexercised portions of such options, if any, terminate ten years from the grant date. Such options are non-transferable other than by will or the laws of descent and distribution or to members of the immediate family of the employee, a trust for the benefit of the immediate family of the employee, or a partnership where immediate family members of the employee are the only partners. Under the 2004 Stock Option and Award Plan, the right to exercise options with respect to unvested shares may be accelerated in certain circumstances.

(2)	These estimated hypothetical values are based on a Black-Scholes option pricing model in accordance with SEC rules. FirstCity used the following assumptions in estimating these values: potential option term, 10 years; risk-free rate of return, 4.85%; expected volatility, 90.4%; and expected dividend yield, 0%.

Option Exercises and Year-End Values

     The following table sets forth, for the Named Executive Officers, stock options exercised in 2004, the number of shares of Common Stock underlying both exercisable and non-exercisable stock options held by such persons as of December 31, 2004, and the year-end values for unexercised “in-the-money” options, which represent the positive spread between the exercise price of any such options and the year-end market price of the Common Stock.

Aggregated 2004 Option Exercises
and Year-End Option Values

	Exercised in 2004		Unexercised at December 31, 2004
	Number of Shares		Number of Shares		Value of Unexercised
	Acquired Upon		Underlying Unexercised		In-the-Money Options
	Exercise of	$ Value	Options at Year End		at Year End($) (1)
Name	Options	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
James T. Sartain	—	N/A	124,800	37,500	$755,000	$106,125
Terry R. DeWitt	—	N/A	42,700	15,000	$175,500	$42,450
James C. Holmes	—	N/A	37,400	15,000	$154,440	$42,450
Richard J. Vander Woude	—	N/A	50,000	15,000	$377,500	$42,450
J. Bryan Baker	—	N/A	54,000	15,000	$382,800	$42,450
Jim W. Moore	25,000	$144,750	—	—	$—	$—

(1)	Calculated using the aggregate market value (based on December 31, 2004 stock price of $10.08 per share) of the shares of the Common Stock underlying such options, less the aggregate exercise price payable.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The following report concerning the specific factors, criteria and goals underlying decisions on payments and awards of compensation to each of the executive officers of the Company for fiscal year 2004 is provided by the Compensation Committee of the Company’s Board of Directors.

     General. Recommendations regarding compensation of the Company’s executive officers (other than the compensation of the Chief Executive Officer and the Chairman of the Board) are made by the Chief Executive Officer to the Chairman of the Board. The Chairman of the Board makes recommendations regarding compensation of the Company’s executive officers (other than the Chairman of the Board) to the Compensation Committee. The Compensation Committee reviews the recommendations of the Chairman of the Board and determines the compensation of the Chairman of the Board and the other executive officers. The compensation of the Chief Executive Officer and the other executive officers is subject to the review, modification and approval of the Board of Directors, except that (1) the Chief Executive Officer and the Chairman of the Board do not participate in the preparation of recommendations, or the review, modification or approval thereof, with respect to their compensation and (2) all such recommendations, reviews, modifications and approvals with respect to awards under the Stock Option and Award Plans are made solely by the Compensation Committee.

     The Company’s compensation program is designed to enable the Company to attract, motivate and retain high quality senior management by providing a competitive total compensation opportunity based on performance. Toward this end, the Company provides for competitive base salaries, annual variable performance incentives payable in cash for the achievement of financial performance goals, and long-term, stock-based incentives that strengthen the mutuality of interests between senior management and the Company’s stockholders.

     Section 162(m) (“Section 162(m)”) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that no deduction for federal income tax purposes shall be allowed to a publicly held corporation for applicable employee remuneration with respect to any covered employee of the corporation to the extent that the amount of such remuneration for the taxable year with respect to such employee exceeds $1.0 million. For purposes of this limitation, the term “covered employee” generally includes the chief executive officer of the corporation and the four highest compensated officers of the corporation (other than the chief executive officer), and the term “applicable employee remuneration” generally means, with respect to any covered employee for the taxable year, the aggregate amount allowable as a federal income tax deduction for services performed by such employee (whether or not during the taxable year); provided, however, that applicable employee remuneration does not include, among other items, certain remuneration payable solely on account of the attainment of one or more performance goals (“performance based compensation”). It is the Company’s general intention that the remuneration paid to its covered employees not exceed the deductibility limitation established by Section 162(m). Nevertheless, due to the fact that not all remuneration paid to covered employees may qualify as performance-based compensation, it is possible that the Company’s deduction for remuneration paid to any covered employee during a taxable year may be limited by Section 162(m).

     Salaries. Salaries for the year 2004 for each of the Company’s executive officers, including its Chief Executive Officer, were determined based upon such officer’s level of responsibility, time with the Company, contribution to the Company and individual performance. The evaluation of these factors was subjective, and no fixed, relative weights were assigned thereto.

     Bonuses. Messrs. Sartain, DeWitt, Holmes, Vander Woude and Baker were participants in a bonus plan in 2004, which provided for a bonus pool based on the annual net profits of FirstCity and price increase of the Common Stock exceeding certain thresholds. Mr. Moore participated in a bonus pool established for executive management of Drive.

     Stock Options. The Compensation Committee believes that stock options are critical in motivating and rewarding the creation of long-term stockholder value, and the subcommittee has established a policy of awarding stock options each year based on the continuing progress of the Company as well as on individual performance. In 2004, the Compensation Committee recommended, and the Board of Directors approved, the grant of stock options for 239,500 shares of the Common Stock under the 2004 Stock Option and Award Plan (112,500 were granted to the Company’s executive officers). The exercise price with respect to all such grants was equal to the fair market value of the underlying the Common Stock at the date of grant so that the holders of such options will benefit from such options only when, and to the extent, the price of the Common Stock increases after such grant. The performance of individual executive officers and other key employees was considered by the Compensation Committee in allocating such grants, taking into account the Company’s performance, each individual’s contributions thereto and specific accomplishments in each individual’s area of responsibility.

     Compensation of the Chief Executive Officer. The Chairman of the Board makes recommendations to the Compensation Committee regarding compensation of the Company’s Chief Executive Officer. The Compensation Committee reviews the recommendation of the Chairman and makes appropriate adjustments regarding the compensation of the Chief Executive Officer and makes a recommendation to the Board of Directors, which recommendation is subject to the review, modification and approval of the members of the Board of Directors, other than the Chief Executive Officer. Such recommendations, reviews, modifications and approvals for 2004 were based on the Chief Executive Officer’s level of responsibility, time with the Company, contributions to the performance of the Company, maintenance of liquidity during the year to ensure the Company was able to continue to make investments and involvement in initiatives to strengthen corporate governance and comply with new regulations.

THE COMPENSATION COMMITTEE
C. Ivan Wilson, Chairman
Robert E. Garrison II
Dane Fulmer

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     Messrs. Wilson (Chairman), Fulmer and Garrison served as members of the Compensation Committee of the Board of Directors since the 2004 Annual Meeting of Stockholders. Neither of Messrs. Wilson, Fulmer and Garrison was an officer or employee of the Company or any of its subsidiaries during 2004 or any prior year. No interlocking relationship exists between the members of the Company’s Board of Directors, executive officers or Compensation Committee and the board of directors, executive officers and compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Cumulative Total Stockholder Return

     The following graph compares the cumulative total stockholder return on a share of Common Stock, based on the market price thereof, with

•	the Nasdaq Stock Market (US) Index (the “Nasdaq Market Index”) prepared for Nasdaq by the Center for Research in Security Prices (“CRSP”) and

•	the Nasdaq Financial Stocks Index (the “Nasdaq Industry Index”) prepared for Nasdaq by CRSP for the period beginning on December 31, 1999 and ending on December 31, 2004. Cumulative total stockholder return is based on an annual total return, which assumes the reinvestment of all dividends for the period shown and assumes that $100 was invested on December 31, 1999 in each of Common Stock, the Nasdaq Market Index and the Nasdaq Industry Index.

The Company has not declared any dividends during this period. The results shown below are not necessarily indicative of future performance.

	1999	2000	2001	2002	2003	2004
FirstCity	100.00	61.45	43.64	49.82	221.82	366.55
Nasdaq Market Index	100.00	60.31	47.84	33.07	49.45	53.81
Nasdaq Industry Index	100.00	108.11	118.75	122.30	165.41	193.11

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information regarding the Common Stock owned on April 7, 2005 (the “Measurement Date”) by (1) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock as of such date, (2) each of the Company’s directors and nominees for director, (3) each of the Named Executive Officers and (4) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares of the Common Stock shown in the table are held with sole voting and investment power.

		Amount and
		Nature of
Title		Beneficial		Percent
of Class	Name and Address of Beneficial Owner(1)	Ownership(2)		of Class
Common Stock	James R. Hawkins	1,054,639	(3)(5)	9.4%
Common Stock	James T. Sartain	620,209	(5)	5.4%
Common Stock	Richard E. Bean	294,333		2.6%
Common Stock	Dane Fulmer	74,200		*
Common Stock	Robert E. Garrison II	78,450		*
Common Stock	Jeffery Leu	—	(4)	*
Common Stock	C. Ivan Wilson	40,520		*
Common Stock	Terry R. DeWitt	201,332		1.8%
Common Stock	James C. Holmes	174,485		1.5%
Common Stock	Richard J. Vander Woude	59,185		*
Common Stock	J. Bryan Baker	57,750		*
Common Stock	Jim W. Moore	31,157	(6)	*
Common Stock	All directors and executive officers as a group (12 persons)	2,766,510		23.6%

*Less than 1%

(1)	The business mailing address of each of such persons (except as otherwise indicated) is P.O. Box 8216, Waco, Texas 76714-8216.

(2)	Includes shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company’s stock option and award plans as follows: James T. Sartain – 134,175; Richard E. Bean – 12,500; Dane Fulmer – 3,750; Robert E. Garrison II – 3,750; C. Ivan Wilson – 8,750; Terry R. DeWitt – 46,450; James C. Holmes

– 41,150; Richard J. Vander Woude – 53,750; J. Bryan Baker – 57,750; all directors and executive officers as a group (12 persons) – 442,275.

(3)	Includes 250,994 shares of Common Stock held of record by J-Hawk, Ltd., the sole general partner of which is Combined Funding, Inc. Mr. Hawkins may be deemed to beneficially own such shares of Common Stock as a result of his ownership of 50% of the common stock of Combined Funding, Inc.

(4)	Mr. Leu is an officer of certain affiliates of Cargill, which, as of the Measurement Date was the record owner of 221,683 shares of Common Stock and may acquire 12,500 shares within 60 days of the Measurement Date upon the exercise of options granted under the Company’s stock option and award plans. Mr. Leu disclaims beneficial ownership of such shares and options. Cargill is party to the Shareholder Voting Agreement with Messrs. Hawkins and Sartain, and ATARA, regarding the Common Stock.

(5)	Messrs. Hawkins and Sartain and ATARA, the sole general partner of which is ATARA Corp., are parties to a Shareholder Voting Agreement with Cargill regarding the Common Stock, pursuant to which ATARA and Messrs. Hawkins and Sartain are required to vote their shares of Common Stock to elect one designee of Cargill as a director of the Company, and Cargill is required to vote its shares of Common Stock to elect one or more designees of ATARA and Messrs. Hawkins and Sartain as directors of the company. Each of Messrs. Hawkins and Sartain and ATARA disclaims beneficial ownership of the shares of Common Stock owned by Cargill.

(6)	Mr. Moore resigned from the Company in November 2004.

Item 13. Certain Relationships and Related Transactions.

     The Company owns equity interests in various purchased asset portfolios through limited partnerships and limited liability companies (“Acquisition Partnerships”) in which a corporate affiliate of the Company is the sole general partner or managing member, and the Company and other non-affiliated investors are limited partners or members. Certain directors and executive officers of the Company may also serve as directors and/or executive officers of the general partner or managing member, but receive no additional compensation from or on behalf of such general partner or managing member for serving in such capacity. The Company provides asset servicing to such Acquisition Partnerships pursuant to servicing agreements between the Company and such Acquisition Partnerships. Service fees totaling $13.7 million for 2004 were derived from such affiliates.

     Under a Right of First Refusal Agreement and Due Diligence Reimbursement Agreement effective as of January 1, 1998, as amended (the “Right of First Refusal Agreement”) among the Company, FirstCity Servicing Corporation, Cargill and its wholly-owned subsidiary CFSC Capital Corp. II (“CFSC”), if the Company receives an invitation to bid on or otherwise obtains an opportunity to acquire interests in loans, receivables, real estate or other assets located in the United States, Mexico, Central America and South America in which the aggregate amount to be bid exceeds $4 million, or $500,000 for consumer assets, the Company is required to follow a prescribed notice procedure pursuant to which CFSC has the option to participate in the proposed purchase by requiring that such purchase or acquisition be effected through an Acquisition Partnership formed by the Company and Cargill (or an affiliate). The Right of First Refusal Agreement does not prohibit the Company from holding discussions with entities other than CFSC regarding potential joint purchases of interests in loans, receivables, real estate or other assets, provided that any such purchase is subject to CFSC’s right to participate in the Company’s share of the investment. The Right of First Refusal Agreement further provides that, subject to certain conditions, CFSC will pay to the Company a monthly amount to cover due diligence expense, plus 50% of the third party due diligence expenses incurred by the Company in connection with proposed asset purchases. The Right of First Refusal Agreement is a restatement and extension of a similar agreement entered into among the Company, certain members of the Company’s management and Cargill in 1992. The Right of First Refusal Agreement has a termination date of February 1, 2006 and will renew automatically for an additional year on an annual basis thereafter unless either party gives notice to the other of its desire to discontinue the arrangement six months prior to the termination date.

     The Company has loans receivable, totaling $21.3 million at December 31, 2004, made to certain Acquisition Partnerships. These loans are secured by the assets/loans acquired by the partnerships with purchase money loans provided by the investors to the partnerships to purchase the asset pools held in those entities. Payments on these notes are dependent upon proceeds from the resolution of Portfolio Assets held by the Acquisition Partnerships.

     The Company leases office space for its principal executive offices in Waco, Texas from a trust created for the benefit of the children of James R. Hawkins, the Chairman of the Board of the Company. This lease expires in December of 2006 and contains an option in favor of the Company pursuant to which the Company may renew the lease for an additional five-year period, with escalating lease payments. Rental expense under such lease is $10,000 per month. The Company believes that the terms of such lease are generally as favorable to the Company as the terms it would receive from an independent third party.

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

     FirstCity Servicing Corporation and MCS, in which FirstCity Servicing Corporation is a 10% shareholder as of December 31, 2004, and Compagnie Transatlantic De Portefeuille SAS (“CTP”), in which FirstCity Servicing Corporation is a 33% shareholder, are each parties, to Consulting, License and Confidentiality Agreements, dated June 30, 1999 and November 1, 1997, respectively, pursuant to which FirstCity Servicing Corporation provides consultation services and personnel to be employed by MCS and CTP to assist in developing and managing due diligence and servicing systems. Pursuant to those agreements, MCS and CTP agree to provide the supplied personnel with compensation, tax equalization payments, housing allowances, transportation allowance, tax preparation and MCS and CTP pay consulting fees to FirstCity Servicing Corporation and reimburse FirstCity Servicing Corporation for travel, hotel, airfare, and meal expenses paid by it related to the provision of the services. EuroTex Partners, Ltd., a subsidiary of FirstCity Commercial Corporation, purchased real and personal property used as a personal residence of the supplied employee in Paris, France for a purchase price of $2.2 million. FirstCity recorded $255,000 in 2004 from MCS and CTP as reimbursement fees included in other income.

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

Item 14. Principal Accountant Fees and Services.

Audit and Related Fees

     The aggregate fees billed for professional services by KPMG LLP (“KPMG”) in 2004 and 2003 for these various services were:

	2004	2003
Audit Fees (1)	$1,228,327	$603,180
Audit-Related Fees (2)	15,413	—
Tax Fees	—	—
All Other Fees	—	—

Total	$1,243,740	$603,180

(1)	Audit Fees are fees paid to KPMG for the audit of the Company’s annual consolidated financial statements and the financial statements of certain equity investments, review of financial statements included in the Company’s Form 10-Q’s, and services that are normally provided by KPMG in connection with statutory and regulatory filings. Audit fees in 2004 also include fees paid to KPMG relating to compliance with Section 404 of the Sarbanes-Oxley Act, which, for companies meeting the SEC definition of an accelerated filer, requires an independent registered public accounting firm to audit management’s evaluation of internal controls over financial reporting. In March 2004, management of the Company believed that FirstCity’s market value of the voting and non-voting common equity held by non-affiliates was close enough to potentially cause the Company to be an accelerated filer at year-end in accordance with the SEC rules and regulations. Therefore, the Company engaged KPMG to audit management’s evaluation of internal controls over financial reporting. At year-end, however, FirstCity was deemed not to meet the definition of an accelerated filer, and therefore was not required to include in its annual report on Form 10-K KPMG’s audit opinion over management’s evaluation of internal controls over financial reporting.

(2)	Audit-related fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of FirstCity’s financial statements and internal control over financial reporting, including services in connection with assisting the Company in its compliance with its obligations under Section 404 of the Sarbanes-Oxley Act and related regulations.

Audit Committee Pre-Approval Policies and Procedures

     The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services performed by the Company’s independent auditor. Except as noted below, no audit services or non-audit services shall be provided to the Company by the independent auditor unless first pre-approved by the Audit Committee and unless permitted by applicable securities laws and the rules and regulations of the SEC. If the Audit Committee approves an audit service within the scope of the engagement of the independent auditor, such audit service shall be deemed to have been pre-approved.

     Pre-approval shall not be required for non-audit services provided by the independent auditor, if (i) the aggregate amount of all such non-audit services provided to the Company constitutes not more than the five percent (5%) of the total amount of revenues paid by the Company to the independent auditor during the fiscal year in which such non-audit services are provided, (ii) such non-audit services were not recognized by the Company at the time of the independent auditor’s engagement to be non-audit services, and (iii) such non-audit services are promptly brought to the attention of the Audit Committee and approved by the Audit Committee prior to the completion of the audit.

     The Audit Committee may delegate to one or more members of the Audit Committee the authority to grant pre-approval of certain non-audit services. The decision of any member to whom such authority is delegated to pre-approve non-audit services shall be presented to the full Audit Committee for its approval at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     (a)

     3. Exhibits

Exhibit
Number		Description of Exhibit
31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

April 29, 2005

EXHIBIT INDEX

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