Form 10-Q
period 2005-03-31
FIRSTCITY FINANCIAL CORP
filed 2005-05-23
CIK 828678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     The number of shares of common stock, par value $.01 per share, outstanding at April 30, 2005 was 11,267,187.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$9,067	$9,724
Portfolio Assets, net	31,609	37,952
Loans receivable from Acquisition Partnerships held for investment	21,501	21,255
Equity investments	57,825	57,815
Deferred tax asset, net	20,101	20,101
Service fees receivable from affiliates	1,247	1,631
Other assets, net	6,801	8,562
Discontinued mortgage assets	1,377	1,817

Total Assets	$149,528	$158,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Notes payable to affiliates	$560	$491
Notes payable other	48,223	50,812
Minority interest	1,286	1,292
Liabilities from discontinued consumer operations	989	9,033
Liabilities from discontinued mortgage operations	40	50
Other liabilities	4,255	4,756

Total Liabilities	55,353	66,434
Commitments and contingencies (note 12)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued and outstanding: 11,263,187 and 11,260,687, respectively)	113	113
Paid in capital	99,372	99,364
Accumulated deficit	(7,740)	(10,289)
Accumulated other comprehensive income	2,430	3,235

Total Stockholders’ Equity	94,175	92,423

Total Liabilities and Stockholders’ Equity	$149,528	$158,857

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Servicing fees from affiliates	$3,172	$3,032
Gain on resolution of Portfolio Assets	1,862	75
Equity in earnings of investments	3,401	4,175
Interest income from affiliates	451	444
Interest income — other	486	85
Other income	349	1,338

Total revenues	9,721	9,149
Expenses:
Interest and fees on notes payable to affiliates	8	25
Interest and fees on notes payable — other	872	1,688
Interest on shares subject to mandatory redemption	—	66
Salaries and benefits	4,158	4,077
Provision for loan and impairment losses	85	—
Occupancy, data processing, communication and other	1,913	1,449

Total expenses	7,036	7,305
Earnings from continuing operations before income taxes and minority interest	2,685	1,844
Income taxes	(139)	(84)

Earnings from continuing operations before minority interest	2,546	1,760
Minority interest	3	(26)

Earnings from continuing operations	2,549	1,734
Discontinued operations
Earnings from discontinued operations	—	3,143
Income taxes	—	(28)

Net earnings from discontinued operations	—	3,115

Net earnings	$2,549	$4,849

Basic earnings per common share are as follows:
Earnings from continuing operations	$0.23	$0.15
Discontinued operations	$—	$0.28
Net earnings to common stockholders	$0.23	$0.43
Weighted average common shares outstanding	11,262	11,198
Diluted earnings per common share are as follows:
Earnings from continuing operations	$0.21	$0.15
Discontinued operations	$—	$0.26
Net earnings to common stockholders	$0.21	$0.41
Weighted average common shares outstanding	12,007	11,792

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

					Accumulated
	Number of				Other	Total
	Common	Common	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Income	Equity
Balances, December 31, 2003	11,193,687	$112	$99,168	$(73,923)	$3,612	$28,969
Exercise of common stock options	67,000	1	196	—	—	197
Comprehensive income:
Net earnings for 2004	—	—	—	63,634	—	63,634
Translation adjustments	—	—	—	—	(377)	(377)

Total comprehensive income						63,257

Balances, December 31, 2004	11,260,687	113	99,364	(10,289)	3,235	92,423
Exercise of common stock options	2,500	—	8	—	—	8
Comprehensive income:
Net earnings for the first three months of 2005	—	—	—	2,549	—	2,549
Translation adjustments	—	—	—	—	(805)	(805)

Total comprehensive income						1,744

Balances, March 31, 2005	11,263,187	$113	$99,372	$(7,740)	$2,430	$94,175

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$2,549	$4,849
Adjustments to reconcile net earnings to net cash used in operating activities:
Net earnings from discontinued operations	—	(3,115)
Proceeds from resolution of Portfolio Assets	6,741	249
Gain on resolution of Portfolio Assets	(1,862)	(75)
Purchase of Portfolio Assets and loans receivable, net	(532)	(2,717)
Provision for loan and impairment losses	85	—
Equity in earnings of investments	(3,401)	(4,175)
Proceeds from performing Portfolio Assets and loans receivable, net	1,389	1,909
Capitalized interest and costs on Portfolio Assets and loans receivable	(96)	(48)
Depreciation and amortization	214	205
Decrease in service fees receivable from affiliate	384	70
Decrease (increase) in other assets	1,801	(175)
Change in debt imputed value	73	(759)
Decrease in other liabilities	(1,184)	(659)

Net cash provided by (used in) operating activities	6,161	(4,441)

Cash flows from investing activities:
Property and equipment, net	(39)	(106)
Contributions to Acquisition Partnerships and Servicing Entities	(3,690)	(397)
Distributions from Acquisition Partnerships and Servicing Entities	6,533	6,987

Net cash provided by investing activities	2,804	6,484

Cash flows from financing activities:
Borrowing under notes payable — other	15,332	4,059
Payments of notes payable to affiliates	(4)	—
Payments of notes payable — other	(17,344)	(6,454)
Proceeds from issuance of common stock	8	92

Net cash used in financing activities	(2,008)	(2,303)

Net cash provided by (used in) continuing operations	6,957	(260)
Net cash provided by (used in) discontinued operations	(7,614)	268

Net increase (decrease) in cash and cash equivalents	(657)	8
Cash and cash equivalents, beginning of period	9,724	2,745

Cash and cash equivalents, end of period	$9,067	$2,753

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$575	$1,391
Income taxes	146	79
Non-cash financing activities:
Dividends accumulated and not paid on preferred stock	—	66

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Dollars in thousands, except per share data)

(1) Basis of Presentation

     FirstCity Financial Corporation (the “Company” or “FirstCity”) is a financial services company with offices throughout the United States and Mexico, with a presence in France and South America. At March 31, 2005, the Company was engaged in one principal reportable segment — portfolio asset acquisition and resolution. The portfolio asset acquisition and resolution business involves acquiring portfolios of loans, real estate and other assets or single assets (collectively referred to as “Portfolios” or “Portfolio Assets”) at a discount to face value and servicing and resolving such portfolios in an effort to maximize the present value of the ultimate cash recoveries. On September 21, 2004, FirstCity and certain of its subsidiaries entered into a Securities Purchase Agreement relating to the sale of a 31% beneficial ownership interest in Drive Financial Services LP (“Drive”) and its general partner, Drive GP LLC, to IFA Drive GP Holdings LLC (“IFA-GP”), IFA Drive LP Holdings LLC (“IFA-LP”) and Drive Management LP (“MG-LP”). As a result of the execution of the sale agreement, the consumer lending segment conducted through Drive was no longer considered a principal reportable segment and is treated as a discontinued operation.

     The unaudited consolidated financial statements of FirstCity reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at March 31, 2005, its results of operations for the three month periods ended March 31, 2005 and 2004 and cash flows for the three month periods ended March 31, 2005 and 2004. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K. Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with current consolidated financial statement presentation.

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

(2) Liquidity and Capital Resources

     The Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to entities formed with other investors to acquire Portfolios (“Acquisition Partnerships”) and other investments. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt, dividends from the Company’s subsidiaries, borrowings from revolving lines of credit and other credit facilities, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

     FirstCity has a $96 million revolving acquisition facility with Bank of Scotland that matures in November 2008. This facility is used to finance the equity portion of distressed asset pool purchases and to provide for the issuance of Letters of Credit and working capital loans. The $96 million facility (i) allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million U.S. dollars, (ii) allows loans to be made for acquisition of Portfolio Assets in Latin America of up to $35 million, (iii) provides for an interest rate of Libor plus 2.50% to 2.75%, (iv) provides for a commitment fee of 0.20% of the unused balance of the revolving acquisition facility, and (v) provides that the aggregate borrowings under the facility does not exceed 60% of the net present value of FirstCity’s interest in Portfolio Assets and in Acquisition Partnerships pledged to secure the acquisition facility.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     At March 31, 2005, the Company had $14.7 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company entered into the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation loss included in accumulated other comprehensive income relating to the Euro-denominated debt was $528 and zero for the first three months of 2005 and 2004, respectively.

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

     Management believes that the Bank of Scotland loan facility, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly-owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

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

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company will utilize the prospective method. In April 2005, the SEC amended the compliance date of SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year. Therefore, on January 1, 2006, the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Based on current unvested stock options outstanding, the Company anticipates approximately $.9 million in unvested compensation cost at January 1, 2006 to be expensed prospectively.

     In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Management does not expect FSP No. 109-2 to have an impact on the Company as any taxes on repatriated foreign earnings are offset by the Company’s NOLs.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(4) Discontinued Operations

     Discontinued operations are comprised of two components previously reported as the Company’s residential and commercial mortgage banking business (“Mortgage”) and the consumer lending business conducted through the Company’s minority interest investment in Drive (“Consumer”). Earnings from discontinued operations are summarized as follows:

	Three Months Ended
	March 31,
	2005	2004
Mortgage	$—	$—
Consumer	—	3,115

Net earnings from discontinued operations	$—	$3,115

     Mortgage

     The only assets remaining from discontinued mortgage operations are the investment securities resulting from the retention of residual interests in securitization transactions. These securities are in “run-off,” and the Company is contractually obligated to service these assets. The securities are recorded at the lower of their carrying value or fair value less cost to sell. The cash flows are collected over a period of time and are valued using prepayment assumptions of 32% to 35% for fixed rate loans and 33% for variable rate loans. Overall loss rates are estimated from 5% to 14% of collateral. The Company recorded no provisions in the first three months of 2005 and 2004 for losses from discontinued mortgage operations.

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

     Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the consumer business segment as discontinued operations. There were no consumer assets held for sale as of March 31, 2005 and December 31, 2004. The liabilities of such operations have been classified as “Liabilities from discontinued consumer operations,” respectively on the March 31, 2005 and December 31, 2004 balance sheets and consisted primarily of accrued state taxes at March 31, 2005. The liability at December 31, 2004 related to accrued state taxes and an $8.0 million participation liability owed to Bank of Scotland, which was paid in the first quarter of 2005.

     The net earnings from discontinued consumer operations are classified on the consolidated statements of operations as “Earnings from discontinued operations.” Summarized results of discontinued consumer operations are as follows:

	Three Months Ended
	March 31,
	2005	2004
Equity in earnings	$—	$5,037
Interest and fees on notes payable to affiliate	—	(885)
Other expenses	—	(3)
Income taxes	—	(28)
Minority interest	—	(1,006)

Earnings from discontinued consumer operations	$—	$3,115

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(5) Portfolio Assets

     Portfolio Assets are summarized as follows:

	March 31,	December 31,
	2005	2004
Loan Portfolios
Non-performing Portfolio Assets	$15,634	$19,993
Performing Portfolio Assets	14,140	16,039

Outstanding balance	29,774	36,032
Allowance for loan losses	(85)	—

Carrying amount of loans, net of allowance	29,689	36,032

Real estate Portfolios	1,920	1,920

Portfolio Assets, net	$31,609	$37,952

     Portfolio Assets are pledged to secure notes payable that are non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.

     FirstCity primarily acquires loans in groups or portfolios that have experienced deterioration of credit quality between origination and the Company’s acquisition of the loans. The amount paid for a loan reflects FirstCity’s determination that it is probable the Company will be unable to collect all amounts due according to the loan’s contractual terms. FirstCity acquired no wholly-owned loan portfolios during the first quarter of 2005, but did acquire four portfolios through Acquisition Partnerships during the quarter.

     On January 1, 2005, FirstCity adopted the provisions of Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). The adoption of SOP 03-3 did not have a material impact on the Company’s consolidated results of operations. For loan portfolios acquired prior to January 1, 2005, FirstCity designated these loans as non-performing Portfolio Assets or performing Portfolio Assets. Such designation was made at the acquisition of the pool and does not change even though the actual performance of the loans may change. FirstCity accounts for all loans acquired after 2004 in accordance with SOP 03-3. Pursuant to SOP 03-3, the following is a description of each classification and the related accounting policy accorded to each Portfolio type:

  Loans Acquired Prior to 2005

  Non-Performing Portfolio Assets

     Non-performing Portfolio Assets consist primarily of distressed loans and loan related assets, such as foreclosed upon collateral. Prior to January 1, 2005, Portfolio Assets were designated as non-performing if a majority of all of the loans in the Portfolio were significantly under performing in accordance with the contractual terms of the underlying loan agreements at date of acquisition. Net gain on resolution of non-performing Portfolio Assets is recognized as income to the extent that proceeds collected exceed a pro rata portion of allocated cost from the pool. Cost allocation is based on a proration of actual proceeds divided by total estimated proceeds of the pool. No interest income is recognized separately on non-performing Portfolio Assets. All proceeds, of whatever type, are included in proceeds from resolution of Portfolio Assets in determining the gain on resolution of such assets. Once a non-performing Portfolio Asset becomes impaired, all future proceeds are allocated to reduce the carrying value of the Portfolio. Accounting for non-performing Portfolios is on a pool basis as opposed to an individual asset-by-asset basis.

  Performing Portfolio Assets

     Performing Portfolio Assets consist primarily of Portfolios of consumer and commercial loans acquired at a discount from the aggregate amount of the borrowers’ obligation. Prior to January 1, 2005, performing Portfolio Assets were accounted for using the interest method – acquisition discounts for the Portfolio as a whole are accreted as an adjustment to yield over the estimated life of the Portfolio. Performing Portfolio Assets are carried at the unpaid principal balance of the underlying loans, net of acquisition discounts and allowance for loan losses. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the internal rate of return (“IRR”) over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Income on performing Portfolio Assets is accrued monthly based on each loan pool’s effective

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

IRR. Cash flows greater than the interest accrual will reduce the carrying value of the pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection model. Gains are recognized on the performing Portfolio Assets when sufficient funds are received to fully satisfy the obligation on loans included in the pool, either from funds from the borrower or sale of the loan. The gain recognized represents the difference between the proceeds received and the allocated carrying value of the individual loan in the pool.

  Impairment of Loans Acquired Prior to 2005

     Management’s best estimate of IRR as of January 1, 2005 is the basis for subsequent impairment testing. If it is probable that all cash flows estimated at acquisition plus any changes to expected cash flows arising from changes in estimates after acquisition would not be collected, the carrying value of a pool would be written down to maintain the then current IRR.

     A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when timing and amount of collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above.

  Loans Acquired After 2004

     At acquisition, FirstCity reviews each loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that FirstCity will be unable to collect all amounts due according to the loan’s contractual terms. If both conditions exist, FirstCity determines whether each such loan is to be accounted for individually or whether such loans will be assembled into pools of loans based on common risk characteristics (loan type, collateral type, geographical location, performance status and borrower relationship).

     FirstCity considers expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each loan and subsequently aggregated pool of loans. FirstCity determines the excess of the loan’s or pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The excess of the loan’s cash flows expected to be collected at acquisition over the initial investment in the loan or pool is accreted into interest income over the remaining life of the loan or pool (accretable yield).

     Over the life of the loan or pool, FirstCity continues to estimate cash flows expected to be collected. FirstCity evaluates at the balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, recognizes a loss. The present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan or pool. Any remaining increases in cash flows expected to be collected will be used to recalculate the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.

     FirstCity establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition—that is, the present value of cash flows expected at acquisition that are not expected to be collected. Valuation allowances are established only subsequent to acquisition of the loans. Prior to January 1, 2005, impairment charges would be taken to the income statement with a corresponding write-off of the receivable balance. Consequently, no allowance for loan loss was recorded prior to January 1, 2005. For the three months ended March 31, 2005, FirstCity established an allowance for loan losses by a charge to the income statement of $85.

  Real Estate Portfolios

     Real estate Portfolios consist of real estate acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of a real estate Portfolio is evaluated for

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded no allowance for impairment charges during the three months ended March 31, 2005 and 2004.

(6) Loans Receivable from Acquisition Partnerships Held for Investment

     Loans receivable from Acquisition Partnerships held for investment consist primarily of loans from certain partnerships located in Mexico and are summarized as follows:

	March 31,	December 31,
	2005	2004
Latin America	$19,394	$19,170
Europe	518	548
Domestic	1,589	1,537

	$21,501	$21,255

     There were no provisions recorded on these loans during the first quarter of 2005 and 2004. The loans receivable from Acquisition Partnerships are secured by the assets/loans acquired by the partnerships with purchase money loans provided by affiliates of the investors to the partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.

     Equity method losses (earnings) which were recorded to reduce (increase) the loans and interest receivable from the Mexican partnerships were $.2 million and $(.1) million during the first three months of 2005 and 2004, respectively, in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee.

(7) Equity Investments

     The Company has investments in Acquisition Partnerships and their general partners and investments in servicing entities that are accounted for under the equity method. During the first quarter of 2005, FirstCity invested $2.0 million to increase its ownership percentage in a French servicing company from 10% to 12% and in a French Acquisition Partnership from 33% to 43%. The condensed combined financial position and results of operations of the Acquisition Partnerships (excluding servicing entities), which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized below:

Condensed Combined Balance Sheets

	March 31,	December 31,
	2005	2004
Assets	$460,370	$479,776

Liabilities	$400,991	$410,469
Net equity	59,379	69,307

	$460,370	$479,776

Equity investment in Acquisition Partnerships	$50,992	$52,410
Equity investment in servicing entities	6,833	5,405

	$57,825	$57,815

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Condensed Combined Summary of Operations

	Three Months Ended
	March 31,
	2005	2004
Proceeds from resolution of Portfolio Assets	$45,619	$62,335
Gain on resolution of Portfolio Assets	20,164	20,569
Interest income on performing Portfolio Assets	2,106	2,899
Net earnings	$9,032	$16,044

Equity in earnings of Acquisition Partnerships	$3,048	$3,845
Equity in earnings of servicing entities	353	330

	$3,401	$4,175

     The assets and equity of the Acquisition Partnerships and equity investments in the Acquisition Partnerships are summarized by geographic region below. The WAMCO Partnerships represent limited partnerships and limited liability companies in which the Company has a common ownership with Cargill. MinnTex Investment Partners LP is considered to be a significant subsidiary of FirstCity.

	March 31,	December 31,
	2005	2004
Assets:
Domestic:
WAMCO Partnerships	$163,286	$172,464
MinnTex Investment Partners LP	734	840
Other	10,309	10,406
Latin America	207,982	207,455
Europe	78,059	88,611

	$460,370	$479,776

Equity (deficit):
Domestic:
WAMCO Partnerships	$76,882	$81,233
MinnTex Investment Partners LP	667	763
Other	6,017	6,012
Latin America	(86,415)	(85,789)
Europe	62,228	67,088

	$59,379	$69,307

Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$33,548	$34,521
MinnTex Investment Partners LP	220	252
Other	2,906	2,916
Latin America	1,399	1,538
Europe	12,919	13,183

	$50,992	$52,410

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings (loss) of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Domestic:
WAMCO Partnerships	$8,942	$6,435
MinnTex Investment Partners LP	1,605	2,530
Other	34	43
Latin America	5,399	4,238
Europe	6,523	10,466

	$22,503	$23,712

Net earnings (loss):
Domestic:
WAMCO Partnerships	$4,205	$2,569
MinnTex Investment Partners LP	1,433	2,253
Other	(107)	(182)
Latin America	(123)	3,700
Europe	3,624	7,704

	$9,032	$16,044

Equity in earnings (loss) of Acquisition
Partnerships:
Domestic:
WAMCO Partnerships	$1,857	$1,267
MinnTex Investment Partners LP	473	743
Other	(17)	(61)
Latin America	(174)	112
Europe	909	1,784

	$3,048	$3,845

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     Combining statements of operations for the WAMCO Partnerships follow. WAMCO XXVIII, WAMCO XXX, WAMCO 31 and WAMCO 33 are considered to be significant subsidiaries of FirstCity.

Three Months Ended March 31, 2005

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$804	$1,006	$5,590	$7,050	$8,080	$22,530
Cost of Portfolio Assets resolved	606	745	4,792	5,286	3,409	14,838

Gain on resolution of Portfolio Assets	198	261	798	1,764	4,671	7,692
Interest income on performing Portfolio Assets	18	—	263	448	487	1,216
Interest and fees expense — affiliate	(41)	—	—	(526)	(155)	(722)
Interest and fees expense — other	(6)	(92)	(321)	—	(39)	(458)
Provision for loan and impairment losses	—	—	—	(50)	(42)	(92)
Service fees — affiliate	(45)	(46)	(202)	(250)	(464)	(1,007)
General, administrative and operating expenses	3	(85)	(91)	(119)	(2,166)	(2,458)
Other income, net	4	2	6	—	22	34

Net earnings	$131	$40	$453	$1,267	$2,314	$4,205

Three Months Ended March 31, 2004

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$2,052	$4,350	$6,260	$2,881	$4,870	$20,413
Cost of Portfolio Assets resolved	1,513	3,370	5,480	2,312	2,900	15,575

Gain on resolution of Portfolio Assets	539	980	780	569	1,970	4,838
Interest income on performing Portfolio Assets	60	—	504	—	1,023	1,587
Interest and fees expense — affiliate	(114)	—	(133)	(153)	(214)	(614)
Interest and fees expense — other	(104)	(133)	(338)	—	(54)	(629)
Provision for loan and impairment losses	(35)	—	—	—	(552)	(587)
Service fees — affiliate	(92)	(152)	(228)	(96)	(287)	(855)
General, administrative and operating expenses	(38)	(109)	(145)	(35)	(853)	(1,180)
Other income, net	1	2	3	—	3	9

Net earnings	$217	$588	$443	$285	$1,036	$2,569

     Statements of operations for MinnTex Investment Partners LP for the three month periods ended March 31, 2005 and 2004 follow:

	Three Months Ended
	March 31,
	2005	2004
Proceeds from resolution of Portfolio Assets	$1,639	$2,684
Cost of Portfolio Assets resolved	36	155

Gain on resolution of Portfolio Assets	1,603	2,529
Service fees — affiliate	(164)	(268)
General, administrative and operating expenses	(8)	(9)
Other income	2	1

Net earnings	$1,433	$2,253

     FirstCity adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”) on January 1, 2004. FIN 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”). FirstCity holds significant variable interests in certain Acquisition Partnerships, which would be characterized as VIEs. However, FirstCity is not deemed to be the primary beneficiary of any of these entities based on the criteria set forth in FIN46R. At March 31, 2005, FirstCity’s maximum exposure to loss as a result of its involvement with the VIEs is $23.3 million.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(8) Segment Reporting

     The Company is engaged in one reportable segment — Portfolio Asset acquisition and resolution. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries. The following is a summary of results of operations for the Portfolio Asset acquisition and resolution segment and reconciliation to earnings from continuing operations for the three months ended March 31, 2005 and 2004.

	Three Months Ended
	March 31,
	2005	2004
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$3,172	$3,032
Gain on resolution of Portfolio Assets	1,862	75
Equity in earnings of investments	3,401	4,175
Interest income	933	529
Other	240	1,134

Total	9,608	8,945
Expenses:
Interest and fees on notes payable	807	779
Salaries and benefits	3,269	3,041
Provision for loan and impairment losses	85	—
Occupancy, data processing, communication and other	1,148	999
Minority interest	(3)	26

Total	5,306	4,845

Operating contribution before direct taxes	$4,302	$4,100

Operating contribution, net of direct taxes	$4,188	$4,046

Corporate Overhead:
Corporate interest expense	73	1,000
Salaries and benefits, occupancy, professional and other income and expenses, net	1,566	1,312

Earnings from continuing operations	$2,549	$1,734

     Revenues from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended
	March 31,
	2005	2004
Domestic	$5,962	$4,146
Latin America	2,397	2,597
Europe	1,249	2,202

Total	$9,608	$8,945

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Total earning assets of the segments and reconciliation to total assets is as follows:

	March 31,	December 31,
	2005	2004
Cash	$9,067	$9,724
Portfolio acquisition and resolution assets:
Domestic	69,887	77,280
Latin America	21,105	20,876
Europe	20,119	19,859
Deferred tax asset, net	20,101	20,101
Other non-earning assets, net	7,872	9,200
Discontinued mortgage assets	1,377	1,817

Total assets	$149,528	$158,857

(9) Earnings per Common Share

     Basic net earnings per common share calculations are based upon the weighted average number of common shares outstanding. Potentially dilutive common share equivalents include warrants and employee stock options in the diluted earnings per common share calculations. Basic and diluted earnings from continuing operations per share were determined as follows:

	Three Months Ended
	March 31,
	2005	2004
Earnings from continuing operations	$2,549	$1,734

Weighted average outstanding shares of common stock	11,262	11,198
Dilutive effect of:
Warrants	342	293
Employee stock options	403	301

Weighted average outstanding shares of common stock and common stock equivalents	12,007	11,792

Earnings from continuing operations per share:
Basic	$0.23	$0.15

Diluted	$0.21	$0.15

(10) Stock-Based Compensation

     At March 31, 2005, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table represents the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three Months Ended
	March 31,
	2005	2004
Net earnings to common stockholders, as reported	$2,549	$4,849
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(93)	(21)

Pro forma net earnings to common stockholders	$2,456	$4,828

Net earnings per common share:
Basic — as reported	$0.23	$0.43

Basic — pro forma	$0.22	$0.43

Diluted — as reported	$0.21	$0.41

Diluted — pro forma	$0.20	$0.41

(11) Income Taxes

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

(12) Commitments and Contingencies

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

     In August 2000, Consumer Corp. and Funding LP contributed all of the assets utilized in the operations of the automobile finance operation to Drive pursuant to the terms of a Contribution and Assumption Agreement by and between Consumer Corp. and Drive, and a Contribution and Assumption Agreement by and between Funding LP and Drive (collectively, the “Contribution Agreements”). Drive assumed substantially all of the liabilities of the automobile finance operation as set forth in the Contribution Agreements. In addition, pursuant to the terms of a Securities Purchase Agreement dated as of August 18, 2000 (the “2000 Securities Purchase Agreement”), by and among FirstCity, Consumer Corp., FirstCity Funding LP (“Funding LP”), and FirstCity Funding GP Corp. (“Funding GP”), IFA-GP and IFA-LP; FirstCity, Consumer Corp., Funding LP and Funding GP made various warranties concerning (i) their respective organizations, (ii) the automobile finance operation conducted by Consumer Corp. and Funding LP, and (iii) the assets transferred by Consumer Corp. and Funding LP to Drive. The Company, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS (USA), IFA-GP and IFA-LP from damages resulting from a breach of any representation or warranty contained in the 2000 Securities Purchase Agreement or otherwise made by the Company, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligation under the 2000 Securities Purchase Agreement survives for a period of seven (7) years from August 25, 2000 (the “2000 Closing Date”) with respect to tax-related representations and warranties and for thirty months from the 2000 Closing Date with respect to all other representations and warranties. Neither the Company, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2000 Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold. Pursuant to the terms of the Contribution Agreements, Consumer Corp. and Funding LP have agreed to indemnify Drive from any damages resulting in a material adverse effect on Drive resulting from breaches of representations or warranties, failure to perform, pay or discharge liabilities other than the assumed liabilities, or claims, lawsuits or proceedings resulting from the transactions contemplated by the Contribution Agreements. Pursuant to the terms of the Contribution Agreements, Drive has agreed to indemnify Consumer Corp. and

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Funding LP for any breach of any representation or warranty by Drive, the failure of Drive to discharge any assumed liability, or any claims arising out of any failure by Drive to properly service receivables after August 1, 2000. Liability for indemnification pursuant to the terms of the Contribution Agreements will not arise until the total of all losses with respect to such matters exceeds $.25 million and then only for the amount by which such losses exceed $.25 million; however this limitation will not apply to any breach of which the party had knowledge at the time of the Closing Date or any intentional breach by a party of any covenant or obligation under the Contribution Agreements. Management of the Company believes that FirstCity will not have to pay any amounts related to these agreements.

     On September 21, 2004, FirstCity, Consumer Corp., Funding LP and Funding GP entered into a Securities Purchase Agreement to sell a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA GP, IFA LP and MG-LP (the “2004 Securities Purchase Agreement”). In the 2004 Securities Purchase Agreement, FirstCity, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) their power and authority to enter into the 2004 Securities Purchase Agreement and the transactions contemplated therein, (iii) the ownership of the limited partnership interests in Drive by Funding LP, (iv) the ownership of membership interests in Drive-GP by Consumer Corp., and (iv) the capital structure of Funding LP. FirstCity, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS (USA), IFA-GP, IFA-LP and MG-LP from damages resulting from a breach of any representation or warranty contained in the 2004 Securities Purchase Agreement or otherwise made by FirstCity, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligations under the 2004 Securities Purchase Agreement survive for a maximum period of five (5) years from November 1, 2004. Neither FirstCity, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2004 Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold. Management of the Company believes that FirstCity will not have to pay any amounts relating to these representations and warranties.

     FirstCity has minority interests in various limited-life partnerships with a carrying value of $1.3 million at March 31, 2005. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at March 31, 2005 is $1.7 million.

     The Company has unsecured notes payable to Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity, in connection with the acquisition of the minority interest in FirstCity Holdings. The notes are to be periodically redeemed by the Company for an aggregate of up to $3.2 million out of certain cash collections from servicing income from Portfolios in Mexico. FirstCity valued the loans at the inception date using an imputed interest rate based on the Company’s cost of funds. At March 31, 2005, these notes had an imputed balance of $560 and mature in December 2011.

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

     During the first quarter of 2005, the Company recorded earnings to common stockholders on a diluted basis of $2.5 million or $.21 per common share. The operating contribution from the Portfolio Asset acquisition and resolution segment was $4.2 million compared with $4.0 million for the same period in 2004. The Company was able to invest $2.2 million in portfolio acquisitions of $14.9 million during the quarter of which $1.5 million was purchased in the U.S. and $.7 million in Mexico. During the quarter, FirstCity also invested $2.0 million to increase its ownership percentage in a French servicing company from 10% to 12% and in an Acquisition Partnership from 33% to 43%.

     Management of the Company is very optimistic regarding the portfolio acquisition business. Our pipeline is as strong as it has ever been. FirstCity is currently evaluating eighteen different transactions representing over $5 Billion in face value of assets. These prospects, coupled with strong liquidity, position the Company to perform very well in 2005.

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

     Components of the results for the three months ended March 31, 2005 and 2004, respectively, are detailed below (dollars in thousands except per share data):

	Three Months Ended
	March 31,
	2005	2004
Portfolio Asset Acquisition and Resolution	$4,188	$4,046
Corporate interest	(73)	(1,000)
Corporate overhead	(1,566)	(1,312)

Earnings from continuing operations	2,549	1,734
Earnings from discontinued operations	—	3,115

Net earnings to common stockholders	$2,549	$4,849

Diluted earnings per common share	$0.21	$0.41

Results of Operations

     The following discussion and analysis is based on the segment reporting information presented in note 8 of the Consolidated Financial Statements of the Company and should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

First Quarter 2005 Compared to First Quarter 2004

     The Company reported net earnings of $2.5 million in the first quarter of 2005 compared to earnings of $4.8 million in the first quarter of 2004. On a per share basis, diluted net earnings to common stockholders were $.21 in the first quarter of 2005 compared to earnings of $.41 in the first quarter of 2004.

Portfolio Asset Acquisition and Resolution

     The operating contribution from the Portfolio Asset acquisition and resolution segment was $4.2 million in the first quarter of 2005 compared to $4.0 million in the first quarter of 2004. FirstCity invested $2.2 million in Portfolio acquisitions during the first quarter of 2005 through Acquisition Partnerships, compared to $3.1 million in the first quarter of 2004. The quarter-end investment in wholly-owned Portfolio Assets increased to $31.6 million at March 31, 2005, from $7.0 million at March 31, 2004, as a result of wholly-owned acquisitions of approximately $36 million since the first quarter of 2004.

     Servicing fee revenues. Servicing fee revenues increased by 5% to $3.2 million in the first quarter of 2005 from $3.0 million in the first quarter of 2004 primarily due to increased collections in domestic Acquisition Partnerships and higher service fee rates on certain portfolios.

     Gain on resolution of Portfolio Assets. The net gain on resolution of Portfolio Assets increased from $75,000 in the first quarter of 2004 to $1.9 million in the first quarter of 2005 primarily due to the purchase of several wholly-owned Portfolios in the third and fourth quarters of 2004.

     Equity in earnings of investments. Equity in earnings of investments decreased 19% to $3.4 million in the first quarter of 2005 compared to $4.2 million in the first quarter of 2004. Equity earnings in Acquisition Partnerships decreased $.8 million or 21% and equity in earnings of servicing entities was flat from quarter to quarter. Following is a discussion of equity earnings from Acquisition Partnerships by geographic region.

•	Domestic — Equity in earnings of domestic Acquisition Partnerships increased from $1.9 million in the first quarter of 2004 to $2.3 million in 2005 primarily as a result of higher earnings in Acquisition Partnerships established in 2004 and partially offset by declines in earnings from older partnerships as the Portfolios liquidate.

•	Latin America — Equity in losses of Acquisition Partnerships located in Latin America (primarily Mexico) was $174,000 in the first quarter of 2005 compared to earnings of $112,000 in 2004. These partnerships reflected net losses of $123,000 in the first quarter of 2005 compared to earnings of $3.7 million in 2004. The partnerships recorded $4.0 million of foreign exchange gains in the first quarter of 2005 compared to $6.5 million in 2004 (of which $308,000 and $456,000 are included in equity earnings). Interest expense of $3.1 million and $2.1 million were recorded in the first quarter of 2005 and 2004, respectively. This interest is owed to affiliates of the investors of these partnerships, of which FirstCity recorded $.4 million as interest income in the first quarter of 2005 and 2004.

•	Europe — Equity in earnings of Acquisition Partnerships located in France decreased 49% to $.9 million in the first quarter of 2005 from $1.8 million in 2004. This decrease is principally due to reduced collections received by the partnerships for Portfolio Assets. FirstCity also recorded $230,000 and $309,000 in foreign currency transactions gains (included in other expenses) relating to investments in France in the first quarter of 2005 and 2004, respectively.

     Interest income. Interest income increased 76% from $.5 million in the first quarter of 2004 to $.9 million in the first quarter of 2005 and is primarily due to the purchase of one large performing Portfolio Asset pool in the third quarter of 2004.

     Other income. Other income decreased from $1.1 million in the first quarter of 2004 to $.2 million in the first quarter of 2005. In the first quarter of 2004, FirstCity reduced the estimated carrying value of loans payable to certain members of management by $.8 million, which was reflected in other income.

     Expenses. Operating expenses were $5.3 million in the first quarter of 2005 compared to $4.8 million in 2004.

     Interest and fees on notes payable were $.8 million in each of the first quarters of 2004 and 2005. The average debt for the quarter increased from $31.5 million in the first quarter of 2004 to $47.0 million in the first quarter of 2005 as a result of acquisitions. However, the average cost of borrowing declined from 9.9% in 2004 to 6.9% in 2005, which reflects the lower rates achieved from the debt restructure in the fourth quarter of 2004.

     Salaries and benefits increased $.2 million or 7% to $3.3 million in the first quarter of 2005 from $3.0 million in the first quarter of 2004. The total number of personnel within the Portfolio Asset acquisition and resolution segment was 194 and 223 at March 31, 2005 and 2004, respectively. The increase in salaries and benefits is primarily due to an increase in contract labor utilized in Mexico.

     The provision for loan and impairment losses was $85,000 in the first quarter of 2005 and zero in the first quarter of 2004. See note 5 to the Consolidated Financial Statements for a discussion regarding the Company’s adoption on January 1, 2005 of AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”).

     Occupancy, data processing, communication and other expenses increased to $1.1 million in the first quarter of 2005 compared to $1.0 million in the first quarter of 2004, primarily as a result of higher foreign exchanges gains of $242,000 recorded in 2005 compared to $315,000 in 2004.

     Minority interest was minimal from period to period.

Other Items Affecting Operations

     The following items affect the Company’s overall results of operations and are not directly related to the Portfolio Asset acquisition and resolution business discussed above.

     Corporate interest and overhead. Company level interest expense decreased to $73,000 in the first quarter of 2005 from $1.0 million in the first quarter of 2004 as a result of the payoff of corporate debt in November 2004 from proceeds received on the sale of the Company’s 31% beneficial interest in Drive. Other corporate overhead expenses increased 19% to $1.6 million in the first quarter of 2005 from $1.3 million in 2004 primarily due to increased accounting fees related to new regulatory compliance work.

     Income taxes. Provision for income taxes was $139,000 and $84,000 in the first quarters of 2005 and 2004, respectively, and related primarily to state income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that are available to the Company. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the first quarters of 2005 and 2004.

     Discontinued Operations. The Company recorded no provision for additional losses from discontinued mortgage operations during the first quarter of 2005 and 2004. The only assets remaining from discontinued operations are the investment securities resulting from the retention of residual interests in securitization transactions. These securities are in “run-off,” and the Company is contractually obligated to service these assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. As the securities “run off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

     Earnings from discontinued consumer operations were $3.1 million in the first quarter of 2004 and zero in 2005 as a result of the sale of FirstCity’s interest in Drive in November 2004.

Financial Condition

     Major changes in FirstCity’s financial position resulted from the following.

     Consolidated assets of $149.5 million at March 31, 2005, were $9.3 million lower than that at December 31, 2004, primarily as a result of normal liquidation of Portfolio Assets. During the first quarter of 2005, FirstCity invested $2.2 million in Portfolio Asset acquisitions through Acquisition Partnerships and none through wholly-owned subsidiaries. During the quarter, FirstCity also sold its investment in certain bonds receivable, with a carrying value of approximately $681,000, for a net gain of $64,000. During the quarter, FirstCity also invested $2.0 million to increase its ownership percentage in a French servicing company from 10% to 12% and in an Acquisition Partnership located in France from 33% to 43%.

     Consolidated liabilities of $55.4 million at March 31, 2005, were $11.1 million lower than that at December 31, 2004, primarily due to an $8.0 million participation liability owed to Bank of Scotland upon the sale of Drive, which was paid in the first quarter of 2005. Total notes payable decreased by $2.5 million, primarily with proceeds received from Portfolio Assets and Acquisition Partnerships.

Portfolio Asset Acquisition and Resolution

     Aggregate acquisitions by the Company are as follows (in thousands):

	Purchase	FirstCity
	Price	Investment
First three months of 2005	$14,871	$2,213
Total 2004	174,139	59,762
Total 2003	129,192	22,944
Total 2002	171,769	16,717
Total 2001	224,927	24,319
Total 2000	394,927	22,140

The following table presents selected information regarding the revenues and expenses of the Company’s Portfolio Asset acquisition and resolution business (dollars in thousands):

Analysis of Selected Revenues and Expenses
Portfolio Asset Acquisition and Resolution

	Three Months Ended
	March 31,
	2005	2004
Portfolio Assets and Loans Receivable:
Average investment in Portfolio Assets and loans receivable:
Domestic	$36,315	$6,490
Latin America	19,096	13,167
Europe	530	2,155

Total	$55,941	$21,812

Income from Portfolio Assets and loans receivable:
Domestic	$2,393	$196
Latin America	363	376
Europe	8	26

Total	$2,764	$598

Average return (annualized):
Domestic	26.4%	12.1%
Latin America	7.6%	11.4%
Europe	6.0%	4.8%
Total	19.8%	11.0%
Servicing fee revenues:
Domestic partnerships:
$ Collected	$27,434	$26,353
Servicing fee revenue	1,141	1,038
Average servicing fee %	4.2%	3.9%
Latin American partnerships:
$ Collected	$9,130	$14,846
Servicing fee revenue	1,981	1,956
Average servicing fee %	21.7%	13.2%
Incentive service fees	$50	$38
Total Service Fees:
$ Collected	$36,564	$41,199
Servicing fee revenue	3,172	3,032
Average servicing fee %	8.7%	7.4%
Personnel:
Personnel expenses	$3,269	$3,041
Number of personnel (at period end):
Domestic	65	61
Mexico	129	162

Total	194	223

Interest expense:
Average debt	$47,035	$31,483
Interest expense	807	779
Average cost (annualized)	6.9%	9.9%

     The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships (dollars in thousands):

Analysis of Selected Revenues and Expenses
Acquisition Partnerships

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Gain on resolution of Portfolio Assets	$20,164	$20,569
Gross profit percentage on resolution of Portfolio Assets	44.20%	33.00%
Interest income	$2,106	$2,899
Other income	233	244
Interest expense (1):
Interest expense	$4,404	$3,744
Average cost (annualized)	5.29%	4.20%
Other expenses:
Service fees	$3,823	$3,933
Other operating costs	8,730	6,372
Foreign currency gains	(4,009)	(6,538)
Income taxes	523	157

Total other expenses	9,067	3,924

Net earnings	$9,032	$16,044

Equity in earnings of Acquisition Partnerships	$3,048	$3,845
Equity in earnings of Servicing Entities	353	330

	$3,401	$4,175

(1)	Interest expense includes interest on loans to the Acquisition Partnerships located primarily in Mexico from affiliates of the investor groups. Beginning in 2003, FirstCity amended seven loan agreements from Mexican Acquisition Partnerships to provide for no interest to be payable with respect to periods after the effective date of the amendment. This change had no impact on the consolidated net earnings as the effect is offset through equity earnings in these Partnerships.

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

Liquidity and Capital Resources

     Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to the Acquisition Partnerships, and other investments by the Company. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt and dividends from the Company’s subsidiaries, borrowings from revolving lines of credit, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

     FirstCity has a $96 million revolving acquisition facility with Bank of Scotland that matures in November 2008. This facility is used to finance the equity portion of distressed asset pool purchases and to provide for the issuance of Letters of Credit and working capital loans. This facility (i) allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million U.S. dollars, (ii) allows loans to be made for acquisition of Portfolio Assets originated in Latin America of up to $35 million, (iii) provides for an interest rate of Libor plus 2.50% to 2.75%, (iv) provides for a commitment fee of 0.20% of the unused balance of the revolving acquisition facility, and (v) provides that the aggregate borrowings under the facility does not exceed 60% of the net present value of FirstCity’s interest in Portfolio Assets and in Acquisition Partnerships pledged to secure the acquisition facility.

     FirstCity’s $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill, terminated by its own terms on March 31, 2005. This facility had been used to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates. On November 12, 2004, the outstanding balances on the Cargill facility were paid down to zero out of a portion on the proceeds received from the sale of Drive as discussed in note 1 of the consolidated financial statements. FirstCity has not used the facility since September 2004 and determined that the facility was no longer necessary in light of the $96 million revolving acquisition facility provided by the Bank of Scotland.

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

     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of March 31, 2005, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $101 million and outstanding borrowings of $49 million.

     Management believes that the Bank of Scotland facilities, the related fees generated from the servicing of assets, equity distributions from existing Acquisition Partnerships and wholly-owned portfolios, as well as sales of interests in equity investments, will allow the Company to meet its obligations as they come due during the next twelve months.

     The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of April 30, 2005, and the outstanding borrowings under such facilities as of March 31, 2005.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	April 30,	March 31,
	2005	2005	Interest Rate	Other Terms and Conditions
	(Dollars in millions)
Bank of Scotland $96 million portfolio acquisition and working capital facility	96	48	LIBOR + 2.5% — 2.75%	Secured by equity interests and other assets of FirstCity, matures November 2008

Unsecured loans payable to senior management	—	1	Rate based Corporate average cost of funds	Contingent liability related to acquisition of minority interest, matures December 2011

American Bank $5.2 million term loan for acquisition by FC Washington	5	—	Fixed 5.625%	Secured by assets of FC Washington and guaranteed by the Company, 3-year term loan.

Total	$101	$49

Unconsolidated Acquisition Partnerships Term Facilities (1)	$82	$82	Various rates	Secured by Portfolio Assets, various maturities non-recourse

(1)	In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Latin American Acquisition Partnerships also have term debt of approximately $250 million outstanding as of March 31, 2005, owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $19.4 million as Loans Receivable on the Consolidated Balance Sheets.

Critical Accounting Policies

     In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the critical accounting policies and estimates are those related to revenue recognition, deferred tax asset, equity investments, and discontinued operations. These policies are those that are most important to the portrayal of the Company’s consolidated financial position and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

   Revenue Recognition: Performing, Non-performing and Real Estate Pools.

     FirstCity primarily acquires loans in groups or portfolios that have experienced deterioration of credit quality between origination and the Company’s acquisition of the loans. The amount paid for a loan reflects FirstCity’s determination that it is probable the Company will be unable to collect all amounts due according to the loan’s contractual terms. FirstCity acquired no wholly-owned loan portfolios during the first quarter of 2005, but did acquire four portfolios through Acquisition Partnerships during the quarter.

     On January 1, 2005, FirstCity adopted the provisions of Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). The adoption of SOP 03-3 did not have a material impact on the Company’s consolidated results of operations. For loan portfolios acquired prior to January 1, 2005, FirstCity designated these loans as non-performing Portfolio Assets or performing Portfolio Assets. Such designation was made at the acquisition of the pool and does not change even though the actual performance of the loans may change. FirstCity accounts for all loans acquired after 2004 in accordance with SOP 03-3. Pursuant to SOP 03-3, the following is a description of each classification and the related accounting policy accorded to each Portfolio type:

   Loans Acquired Prior to 2005

   Non-Performing Portfolio Assets

     Non-performing Portfolio Assets consist primarily of distressed loans and loan related assets, such as foreclosed upon collateral. Prior to January 1, 2005, Portfolio Assets were designated as non-performing if a majority of all of the loans in the Portfolio were significantly under performing in accordance with the contractual terms of the underlying loan agreements at date of acquisition. Net gain on resolution of non-performing Portfolio Assets is recognized as income to the extent that proceeds collected exceed a pro rata portion of allocated cost from the pool. Cost allocation is based on a proration of actual proceeds divided by total estimated proceeds of the pool. No interest income is recognized separately on non-performing Portfolio Assets. All proceeds, of whatever type, are included in proceeds from resolution of Portfolio Assets in determining the gain on resolution of such assets. Once a non-performing Portfolio Asset becomes impaired, all future proceeds are allocated to reduce the carrying value of the Portfolio. Accounting for non-performing Portfolios is on a pool basis as opposed to an individual asset-by-asset basis.

   Performing Portfolio Assets

     Performing Portfolio Assets consist primarily of Portfolios of consumer and commercial loans acquired at a discount from the aggregate amount of the borrowers’ obligation. Prior to January 1, 2005, performing Portfolio Assets were accounted for using the interest method – acquisition discounts for the Portfolio as a whole are accreted as an adjustment to yield over the estimated life of the Portfolio. Performing Portfolio Assets are carried at the unpaid principal balance of the underlying loans, net of acquisition discounts and allowance for loan losses. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the internal rate of return (“IRR”) over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Income on performing Portfolio Assets is accrued monthly based on each loan pool’s effective IRR. Cash flows greater than the interest accrual will reduce the carrying value of the pool. Likewise, cash flows that are less than the accrual will accrete the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection model. Gains are recognized on the performing Portfolio Assets when sufficient funds are received to fully satisfy the obligation on loans included in the pool, either from funds from the borrower or sale of the loan. The gain recognized represents the difference between the proceeds received and the allocated carrying value of the individual loan in the pool.

   Impairment of Loans Acquired Prior to 2005

     Management’s best estimate of IRR as of January 1, 2005 is the basis for subsequent impairment testing. If it is probable that all cash flows estimated at acquisition plus any changes to expected cash flows arising from changes in estimates after acquisition would not be collected, the carrying value of a pool would be written down to maintain the then current IRR.

     A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Company uses the cost recovery method when timing and amount of collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above.

   Loans Acquired After 2004

     At acquisition, FirstCity reviews each loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that FirstCity will be unable to collect all amounts due according to the loan’s contractual terms. If both conditions exist, FirstCity determines whether each such loan is to be accounted for individually or whether such loans will be assembled into pools of loans based on common risk characteristics (loan type, collateral type, geographical location, performance status and borrower relationship).

     FirstCity considers expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each loan and subsequently aggregated pool of loans. FirstCity determines the excess of the loan’s or pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The excess of the loan’s cash flows expected to be collected at acquisition over the initial investment in the loan or pool is accreted into interest income over the remaining life of the loan or pool (accretable yield).

     Over the life of the loan or pool, FirstCity continues to estimate cash flows expected to be collected. FirstCity evaluates at the balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, recognizes a loss. The present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan or pool. Any remaining increases in cash flows expected to be collected will be used to recalculate the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.

     FirstCity establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition—that is, the present value of cash flows expected at acquisition that are not expected to be collected. Valuation allowances are established only subsequent to acquisition of the loans. Prior to January 1, 2005, impairment charges would be taken to the income statement with a corresponding write-off of the receivable balance. Consequently, no allowance for loan loss was recorded prior to January 1, 2005. For the three months ended March 31, 2005, FirstCity established an allowance for loan losses by a charge to the income statement of $85.

   Real Estate Portfolios

     Real estate Portfolios consist of real estate acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of a real estate Portfolio is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded no allowance for impairment charges during the three months ended March 31, 2005 and 2004.

Forward-Looking Statements

     Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company’s strategic objectives and future performance, which are not historical facts, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, the performance of the Company’s subsidiaries and affiliates; the availability of Portfolio Assets; assumptions underlying Portfolio asset performance; risks associated with foreign operations; currency exchange rate fluctuations; interest rate risk; the degree to which the Company is leveraged; the Company’s continued need for financing; availability of the Company’s credit facilities; the impact of certain covenants in loan agreements of the Company and its subsidiaries; risks of declining value of loans, collateral or assets; the ability of the Company to utilize NOLs; uncertainties of any litigation that might arise from discontinued operations; general economic conditions; foreign social and economic conditions; changes (legislative and otherwise) in the asset securitization industry; fluctuations in residential and commercial real estate values; capital market conditions, including the markets for asset-backed securities; factors more fully discussed and identified in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004 (including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as in other Securities and Exchange Commission filings of the Company. Many of these factors are beyond the Company’s control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

     The Company currently has investments in Europe and Latin America (primarily Mexico and Argentina). In Europe, the Company’s investments are in the form of equity and represent a significant portion of the Company’s total equity investments. As of March 31, 2005, one U.S. dollar equaled .77 Euros. A sharp change of the Euro relative to the U.S. dollar could materially adversely affect the financial position and results of operations of the Company. A 5% and 10% incremental depreciation of the Euro would result in an estimated decline in the valuation of the Company’s equity investments in Europe of approximately $.7 million and $1.3 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Euro relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations. As discussed above, the revolving acquisition facility with Bank of Scotland for $96 million allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million U.S. dollars. At March 31, 2005, the Company had $14.7 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. Management of the Company feels that this loan agreement will help reduce the risk of adverse effects of currency changes on Euro-denominated investments.

     In Mexico, approximately 95% of the Company’s investments are made through U.S. dollar denominated loans to the Partnerships located in Mexico. The remaining investment is in the form of equity in these same Partnerships. The loans receivable are required to be repaid in U.S. dollars. Although the U.S. dollar balance of these loans will not change due to a change in the Mexican peso, the future estimated cash flows of the underlying assets in Mexico could become less valuable as a result of a change in the exchange rate for the Mexican peso, and thus could affect the overall total returns to the Company on these investments. As of March 31, 2005, one U.S. dollar equaled 11.29 Mexican pesos. A 5% and 10% incremental depreciation of the Mexican peso would result in an estimated decline in the valuation of the Company’s total investments in Mexico of approximately $.8 million and $1.6 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Mexican peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

     FirstCity has investments in three Portfolios in South America — primarily in the form of loans receivable from Argentina Acquisition Partnerships. As of March 31, 2005, one U.S. dollar equaled 2.92 Argentine pesos. The Company estimates that a 5% and 10% incremental depreciation of the Argentine peso would result in a decline in the valuation of the Company’s total investments in Argentina of approximately $.1 million and $.2 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Argentine peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

Item 4. Controls and Procedures.

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

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

     None

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

2005 Non-Employee Director Compensation Plan Summary

Effective as of January 1, 2005, the Company adopted the following compensation plan for Non-Employee Directors. Directors of the Company who are not employees of the Company or any of its subsidiaries will each receive an annual retainer of $14,000, payable $3,500 per quarter for their services as directors. The Chairman of the Audit Committee receives an additional annual retainer of $3,000, payable $750 per quarter. The Non-Employee Directors also receive $1,000 plus expenses for each regular and special board of directors meeting attended, $500 ($750 for the Chairman) plus expenses for each meeting of any committee of the board of directors attended, and $500 per each telephonic meeting of the Board of Directors or any committee. Directors who are employees of the Company do not receive directors’ fees.

Executive Bonuses

On April 23, 2004, the Board of Directors adopted an executive bonus plan for 2004 as recommended by the Compensation Committee. The 2004 executive bonus plan provided for a bonus pool based on the annual net profits of FirstCity and the price increase of the Common Stock exceeding certain thresholds. The bonus plan as adopted by the Compensation Committee for 2004 was subject to the discretion of the Compensation Committee in determining if bonuses were to be awarded, whether performance criteria were met and whether bonuses would be paid notwithstanding that all performance criteria had not been satisfied. The eligible participants in the 2004 executive bonus plan were James T. Sartain, President and Chief Executive Officer, Terry R. DeWitt, Senior Vice President, James C. Holmes, Senior Vice President, Richard J. Vander Woude, Senior Vice President and General Counsel, J. Bryan Baker, Senior Vice President and Chief Financial Officer, and Joe S. Greak, Senior Vice President. On January 15, 2005, the Compensation Committee approved an executive compensation bonus pool of $1,075,000, which was $387,500 in excess of the bonus pool determined under the terms of 2004 executive bonus plan using the highest stock price during 2004 that was maintained for at least 20 days during 2004, which was $9.28. The closing price of the Common Stock on December 31, 2004 was $10.08. The Compensation Committee determined that the additional amount was justified in light of the performance of the Common Stock through the first two weeks of January 2005 and decided to use a stock price of $10.59 in determining bonuses under the 2004 executive bonus plan, as that price more properly reflected the performance of the Company for 2004. Bonuses under the plan were awarded to the executive officers as follows: James T. Sartain — $400,000, Terry R. DeWitt — $165,000, James C. Holmes — $165,000, Richard J. Vander Woude — $135,000, J. Bryan Baker — $135,000, and Joe S. Greak — $75,000.

On January 15, 2005, the Compensation Committee established an executive bonus plan for the executive officers of the Company consisting of J. Bryan Baker, Terry R. DeWitt, Joe S. Greak, James C. Holmes, James T. Sartain and Richard J. Vander Woude. The 2005 executive bonus plan provides for a bonus pool to be created in the event that the Company achieves a net profit target for the bonus pool to be established. The amount of the bonus pool is based upon increases in the price of the Common Stock over a base price of $10.59, the price used in determining the bonuses under the 2004 executive bonus plan. The bonus plan would be established and increased as follows: (1) a bonus pool of $200,000 for each $1.00 increase or pro rata portion thereof will be established for the first increase of $2.00 in the price of the Common Stock, (2) the bonus pool will be increased by the amount of $250,000 for each $1.00 increase or pro rata portion thereof for the second increase of $2.00 in the price of the Common Stock, (3) the bonus pool will be increased by the amount of $300,000 for each $1.00 increase or pro rata portion thereof for the third increase of $2.00 in the price of the Common Stock, (4) the bonus pool will be increased by the amount of $350,000 for each $1.00 increase or pro rata portion thereof for the fourth increase of $2.00 in the price of the Common Stock and that the 2004 Bonus Pool would increase incrementally thereafter. The 2005 executive bonus plan as adopted by the Compensation Committee for 2005 is subject to the discretion of the Compensation Committee in determining if bonuses are to be awarded, whether performance criteria are met and whether bonuses will be paid notwithstanding that all performance criteria may not be satisfied.

Item 6. Exhibits.

Exhibit
Number		Description of Exhibit
2.1	—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

2.2	—	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

9.1	—	Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

10.1	—	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.2	—	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.3	—	Separation Agreement and Release, dated March 31, 2004, by and between G. Stephen Fillip, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q dated May 14, 2004).

10.4	—	Consultant Agreement, dated April 1, 2004, by and between FirstCity Servicing Corporation and G. Stephen Fillip (incorporated herein by reference to Exhibit 10.20 of the Company’s Form 10-Q dated May 14, 2004).

10.5	—	Securities Purchase Agreement dated as of September 21, 2004 by and among FirstCity Financial Corporation and certain affiliates of FirstCity and IFA Drive GP Holdings LLC, IFA Drive LP Holdings LLC, Drive Management LP and certain affiliates of those persons. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 27, 2004)

Exhibit
Number		Description of Exhibit
10.6	—	Letter agreements dated as of November 1, 2004, between FirstCity, Consumer Corp. and BoS-UK relating to extension of time for and waiver related to payment of any fee under Fee Letter. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 5, 2004)

10.7	—	Letter agreement dated November 1, 2004 between Bank of Scotland, acting through its New York branch, and FirstCity providing for deposit of funds in cash collateral account. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 5, 2004)

10.8	—	Revolving Credit Agreement, dated November 12, 2004, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-Q dated November 15, 2004)

10.9	—	1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit A of the Company’s Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)

10.10	—	1996 Stock Option and Award Plan (incorporated herein by reference to Exhibit C of the Company’s Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)

10.11	—	2004 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company’s Schedule 14A, Definitive Proxy Statement, dated October 21, 2003)

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

32.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*	Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Firstcity Financial Corporation

By:	/s/ James T. Sartain

James T. Sartain
President and Chief Executive
Officer and Director
(Duly authorized officer of the
Registrant)

By:	/s/ J. Bryan Baker

J. Bryan Baker
Senior Vice President and Chief
Financial Officer
(Duly authorized officer and
principal financial and accounting
officer of the Registrant)

Dated: May 23, 2005

Exhibit Index

Exhibit
Number		Description of Exhibit
2.1	—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

2.2	—	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

9.1	—	Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

10.1	—	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.2	—	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.3	—	Separation Agreement and Release, dated March 31, 2004, by and between G. Stephen Fillip, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q dated May 14, 2004).

10.4	—	Consultant Agreement, dated April 1, 2004, by and between FirstCity Servicing Corporation and G. Stephen Fillip (incorporated herein by reference to Exhibit 10.20 of the Company’s Form 10-Q dated May 14, 2004).

10.5	—	Securities Purchase Agreement dated as of September 21, 2004 by and among FirstCity Financial Corporation and certain affiliates of FirstCity and IFA Drive GP Holdings LLC, IFA Drive LP Holdings LLC, Drive Management LP and certain affiliates of those persons. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 27, 2004)

10.6	—	Letter agreements dated as of November 1, 2004, between FirstCity, Consumer Corp. and BoS-UK relating to extension of time for and waiver related to payment of any fee under Fee Letter. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 5, 2004)

10.7	—	Letter agreement dated November 1, 2004 between Bank of Scotland, acting through its New York branch, and FirstCity providing for deposit of funds in cash collateral account. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 5, 2004)

Exhibit
Number		Description of Exhibit
10.8	—	Revolving Credit Agreement, dated November 12, 2004, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-Q dated November 15, 2004)

10.9	—	1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit A of the Company’s Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)

10.10	—	1996 Stock Option and Award Plan (incorporated herein by reference to Exhibit C of the Company’s Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)

10.11	—	2004 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company’s Schedule 14A, Definitive Proxy Statement, dated October 21, 2003)

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

32.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.