Form 10-Q
period 2005-06-30
FIRSTCITY FINANCIAL CORP
filed 2005-08-12
CIK 828678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of common stock, par value $.01 per share, outstanding at August 5, 2005 was 11,297,187.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,337	$9,724
Portfolio Assets, net	43,862	37,952
Loans receivable from Acquisition Partnerships held for investment	20,400	21,255
Equity investments	53,181	57,815
Deferred tax asset, net	20,101	20,101
Service fees receivable from affiliates	1,232	1,631
Other assets, net	7,196	8,562
Discontinued mortgage assets	409	1,817

Total Assets	$151,718	$158,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable to affiliates	$545	$491
Notes payable other	49,153	50,812
Minority interest	1,277	1,292
Liabilities from discontinued consumer operations	987	9,033
Liabilities from discontinued mortgage operations	—	50
Other liabilities	3,589	4,756

Total Liabilities	55,551	66,434
Commitments and contingencies (note 12)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued and outstanding: 11,293,437 and 11,260,687, respectively)	113	113
Paid in capital	99,482	99,364
Accumulated deficit	(5,017)	(10,289)
Accumulated other comprehensive income	1,589	3,235

Total Stockholders’ Equity	96,167	92,423

Total Liabilities and Stockholders’ Equity	$151,718	$158,857

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Servicing fees from affiliates	$2,909	$3,716	$6,081	$6,748
Gain on resolution of Portfolio Assets	1,205	162	3,067	237
Equity in earnings of investments	3,690	2,639	7,091	6,814
Interest income from affiliates	460	617	895	1,061
Loan interest income	589	25	1,056	104
Other income	426	470	810	1,814

Total revenues	9,279	7,629	19,000	16,778
Expenses:
Interest and fees on notes payable to affiliates	10	20	18	45
Interest and fees on notes payable — other	838	1,818	1,710	3,506
Interest on shares subject to mandatory redemption	—	67	—	133
Salaries and benefits	3,684	3,477	7,842	7,554
Provision for loan and impairment losses	29	22	114	22
Occupancy, data processing, communication and other	1,753	1,784	3,666	3,233

Total expenses	6,314	7,188	13,350	14,493
Earnings from continuing operations before income taxes and minority interest	2,965	441	5,650	2,285
Income taxes	(103)	(72)	(242)	(156)

Earnings from continuing operations before minority interest	2,862	369	5,408	2,129
Minority interest	(42)	17	(39)	(9)

Earnings from continuing operations	2,820	386	5,369	2,120
Discontinued operations
Earnings (loss) from discontinued operations	(97)	3,312	(97)	6,455
Income taxes	—	(399)	—	(427)

Net earnings (loss) from discontinued operations	(97)	2,913	(97)	6,028

Net earnings	$2,723	$3,299	$5,272	$8,148

Basic earnings per common share are as follows:
Earnings from continuing operations	$0.25	$0.03	$0.48	$0.19
Discontinued operations	$(0.01)	$0.26	$(0.01)	$0.54
Net earnings to common stockholders	$0.24	$0.29	$0.47	$0.73
Weighted average common shares outstanding	11,274	11,235	11,268	11,216
Diluted earnings per common share are as follows:
Earnings from continuing operations	$0.24	$0.03	$0.45	$0.18
Discontinued operations	$(0.01)	$0.25	$(0.01)	$0.51
Net earnings to common stockholders	$0.23	$0.28	$0.44	$0.69
Weighted average common shares outstanding	12,025	11,820	12,016	11,806
See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

					Accumulated
	Number of				Other	Total
	Common	Common	Paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Capital	Deficit	Income	Equity

Balances, December 31, 2003	11,193,687	$112	$99,168	$(73,923)	$3,612	$28,969
Exercise of common stock options	67,000	1	196	—	—	197
Comprehensive income:
Net earnings for 2004	—	—	—	63,634	—	63,634
Translation adjustments	—	—	—	—	(377)	(377)

Total comprehensive income						63,257

Balances, December 31, 2004	11,260,687	113	99,364	(10,289)	3,235	92,423
Exercise of common stock options	32,750	—	118	—	—	118
Comprehensive income:
Net earnings for the first six months of 2005	—	—	—	5,272	—	5,272
Translation adjustments	—	—	—	—	(1,646)	(1,646)

Total comprehensive income						3,626

Balances, June 30, 2005	11,293,437	$113	$99,482	$(5,017)	$1,589	$96,167

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$5,272	$8,148
Adjustments to reconcile net earnings to net cash used in operating activities:
Net (earnings) loss from discontinued operations	97	(6,028)
Purchase of Portfolio Assets and loans receivable, net	(15,883)	(13,372)
Proceeds applied to principal on Portfolio Assets and loans receivable	14,440	3,892
Gain on resolution of Portfolio Assets	(3,067)	(237)
Capitalized interest and costs on Portfolio Assets and loans receivable	(155)	(92)
Provision for loan and impairment losses	114	22
Equity in earnings of investments	(7,091)	(6,814)
Depreciation and amortization	461	409
Decrease in service fees receivable from affiliate	399	357
Decrease (increase) in other assets	405	(2,217)
Change in debt imputed value	58	(759)
Increase (decrease) in other liabilities	(2,022)	457

Net cash used in operating activities	(6,972)	(16,234)

Cash flows from investing activities:
Property and equipment, net	(82)	(124)
Contributions to Acquisition Partnerships and Servicing Entities	(3,752)	(8,552)
Distributions from Acquisition Partnerships and Servicing Entities	13,292	13,248

Net cash provided by investing activities	9,458	4,572

Cash flows from financing activities:
Borrowings under notes payable to affiliates	—	—
Borrowing under notes payable — other	29,532	31,816
Payments of notes payable to affiliates	(4)	(3)
Payments of notes payable — other	(29,734)	(19,565)
Proceeds from issuance of common stock	118	120

Net cash used in financing activities	(88)	12,368

Net cash provided by continuing operations	2,398	706
Net cash provided by (used in) discontinued operations	(6,785)	372

Net increase (decrease) in cash and cash equivalents	(4,387)	1,078
Cash and cash equivalents, beginning of period	9,724	2,745

Cash and cash equivalents, end of period	$5,337	$3,823

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,276	$2,864
Income taxes	213	242
Non-cash financing activities:
Dividends accumulated and not paid on preferred stock	—	133
See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Dollars in thousands, except per share data)
(Unaudited)
(1) Basis of Presentation
     FirstCity Financial Corporation (the “Company” or “FirstCity”) is a financial services company with offices throughout the United States and Mexico, with a presence in France and South America. At June 30, 2005, the Company was engaged in one principal reportable segment — portfolio asset acquisition and resolution. The portfolio asset acquisition and resolution business involves acquiring portfolios of loans, real estate and other assets or single assets (collectively referred to as “Portfolios” or “Portfolio Assets”) at a discount to face value and servicing and resolving such portfolios in an effort to maximize the present value of the ultimate cash recoveries. On September 21, 2004, FirstCity and certain of its subsidiaries entered into a Securities Purchase Agreement relating to the sale of a 31% beneficial ownership interest in Drive Financial Services LP (“Drive”) and its general partner, Drive GP LLC, to IFA Drive GP Holdings LLC (“IFA-GP”), IFA Drive LP Holdings LLC (“IFA-LP”) and Drive Management LP (“MG-LP”). As a result of the execution of the sale agreement, the consumer lending segment conducted through Drive was no longer considered a principal reportable segment and is treated as a discontinued operation.
     The unaudited consolidated financial statements of FirstCity reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at June 30, 2005, its results of operations for the three and six month periods ended June 30, 2005 and 2004 and cash flows for the six month periods ended June 30, 2005 and 2004. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K. Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with current consolidated financial statement presentation.
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
     FirstCity has a $96 million revolving acquisition facility with Bank of Scotland that matures in November 2008. This facility is used to finance the equity portion of distressed asset pool purchases and to provide for the issuance of Letters of Credit and working capital loans. The $96 million facility (i) allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million U.S. dollars, (ii) allows loans to be made for acquisition of Portfolio Assets in Latin America of up to $35 million, (iii) provides for an interest rate of Libor plus 2.50% to 2.75%, (iv) provides for a commitment fee of 0.20% of the unused balance of the revolving acquisition facility, and (v) provides that the aggregate borrowings under the facility do not exceed 60% of the net present value of FirstCity’s interest in Portfolio Assets and in Acquisition Partnerships pledged to secure the acquisition facility.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     At June 30, 2005, the Company had $11.3 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company entered into the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain included in accumulated other comprehensive income relating to the Euro-denominated debt was $771 and $1,299, respectively, for the three and six months ended June 30, 2005 and zero for the same periods in 2004.
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
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company will utilize the prospective method. In April 2005, the SEC amended the compliance date of SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year. Therefore, on January 1, 2006, the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Based on current unvested stock options outstanding, the Company anticipates approximately $.8 million in unvested compensation cost at January 1, 2006 to be expensed prospectively.
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
     On June 29, 2005, the FASB ratified the consensus reached by Emerging Issues Task Force (“EITF”) on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights. The consensus reached by the EITF at the June 2005 meeting was that a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate the limited partnership unless (1) the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
limited partners possess substantive kick-out rights or (2) the limited partners possess substantive participating rights. This ratification of EITF Issue No. 04-5 has caused the amendments of Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF Issue No. 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. EITF 04-5 is effective for all new and modified agreements effective June 29, 2005. For pre-existing agreements that are not modified, the EITF is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. The Company has evaluated the impact of the adoption of EITF 04-5 and does not believe the impact will be significant to the Company’s results of operations or financial position.
(4) Discontinued Operations
     Discontinued operations are comprised of two components previously reported as the Company’s residential and commercial mortgage banking business (“Mortgage”) and the consumer lending business conducted through the Company’s minority interest investment in Drive (“Consumer”). Earnings (loss) from discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Mortgage	$(94)	$(250)	$(94)	$(250)
Consumer	(3)	3,163	(3)	6,278

Net earnings (loss) from discontinued operations	$(97)	$2,913	$(97)	$6,028

     Mortgage
     At June 30, 2005, the only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction. This security is in “run-off,” and the Company is contractually obligated to service these assets. The security is recorded at the lower of its carrying value or fair value less cost to sell. The cash flows are collected over a period of time and are valued using prepayment assumptions of 32% for fixed rate loans and 33% for variable rate loans. Overall loss rates are estimated at 14% of collateral. The Company recorded provisions of $78 and $250 in the first six months of 2005 and 2004, respectively, for losses from discontinued mortgage operations.
     In April 2005, the Company exercised an early purchase option on the 1998-1 securitization. Loans receivable were recorded at $6.1 million in accordance with EITF 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold. FirstCity evaluated each loan at the acquisition date to determine whether there was evidence of credit deterioration since origination. At June 30, 2005, the acquired loans are included in Portfolio Assets in the consolidated balance sheet and classified as either “loans acquired with credit deterioration” or “loans acquired without credit deterioration”. See note 5 for a description of the accounting policy for these loans.
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
     Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the consumer business segment as discontinued operations. There were no consumer assets held for sale as of June 30, 2005 and December 31, 2004. The liabilities of such operations have been classified as “Liabilities from discontinued consumer operations,” respectively on the June 30, 2005 and December 31, 2004 balance sheets and consisted primarily of accrued state taxes at June 30, 2005. The liability at December 31, 2004 related to accrued state taxes and an $8.0 million participation liability owed to Bank of Scotland, which was paid in the first quarter of 2005.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The net earnings from discontinued consumer operations are classified on the consolidated statements of operations as “Earnings from discontinued operations.” Summarized results of discontinued consumer operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Equity in earnings	$—	$5,118	$—	$10,155
Interest and fees on notes payable to affiliate	—	(532)	—	(1,417)
Other expenses	(3)	(1)	(3)	(4)
Income taxes	—	(399)	—	(427)
Minority interest	—	(1,023)	—	(2,029)

Earnings (loss) from discontinued consumer operations	$(3)	$3,163	$(3)	$6,278

(5) Portfolio Assets
     Portfolio Assets are summarized as follows:

	June 30,	December 31,
	2005	2004
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$13,732	$19,993
Performing Portfolio Assets	12,750	16,039
Loans Acquired After 2004
Loans acquired with credit deterioration	10,668	—
Loans acquired with no credit deterioration	4,887	—

Outstanding balance	42,037	36,032
Allowance for loan losses	(114)	—

Carrying amount of loans, net of allowance	41,923	36,032

Real Estate Portfolios	1,939	1,920

Portfolio Assets, net	$43,862	$37,952

     Portfolio Assets are pledged to secure notes payable that are non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.
     FirstCity primarily acquires loans in groups or portfolios that have experienced deterioration of credit quality between origination and the Company’s acquisition of the loans. The amount paid for a loan reflects FirstCity’s determination that it is probable the Company will be unable to collect all amounts due according to the loan’s contractual terms. FirstCity acquired no wholly-owned loan portfolios during the first quarter of 2005, and eight wholly-owned loan portfolios during the second quarter of 2005.
     On January 1, 2005, FirstCity adopted the provisions of SOP 03-3. The adoption of SOP 03-3 did not have a material impact on the Company’s consolidated results of operations. For loan portfolios acquired prior to January 1, 2005, FirstCity designated these loans as non-performing Portfolio Assets or performing Portfolio Assets. Such designation was made at the acquisition of the pool and does not change even though the actual performance of the loans may change. FirstCity accounts for all loans acquired after 2004 in accordance with SOP 03-3. Pursuant to SOP 03-3, the following is a description of each classification and the related accounting policy accorded to each Portfolio type:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
   Impairment of Loans Acquired Prior to 2005
     Management’s best estimate of IRR as of January 1, 2005, is the basis for subsequent impairment testing. If it is probable that all cash flows estimated at acquisition plus any changes to expected cash flows arising from changes in estimates after acquisition would not be collected, the carrying value of a pool would be written down to maintain the then current IRR.
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
   Loans Acquired After 2004
   Loans Acquired With Credit Deterioration
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
     FirstCity considers expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each loan and each subsequently aggregated pool of loans. FirstCity determines the excess of the loan’s or pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
acquisition as an amount that should not be accreted (nonaccretable difference). The excess of the loan’s cash flows expected to be collected at acquisition over the initial investment in the loan or pool is accreted into interest income over the remaining life of the loan or pool (accretable yield). Changes in accretable yield at June 30, 2005 were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Beginning Balance	$—	$—
Additions	3,239	3,239
Accretion	(111)	(111)
Reclassification from (to) nonaccretable difference	—	—
Disposals	—	—

Ending Balance	$3,128	$3,128

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
     FirstCity establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition—that is, the present value of cash flows expected at acquisition that are not expected to be collected. Valuation allowances are established only subsequent to acquisition of the loans. Prior to January 1, 2005, impairment charges would be taken to the income statement with a corresponding write-off of the receivable balance. Consequently, no allowance for loan loss was recorded prior to January 1, 2005. For the six months ended June 30, 2005, FirstCity established an allowance for loan losses by a charge to the income statement of $114.
     Loans acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Face value at acquisition	$14,497	$14,497
Cash flows expected to be collected at acquisition	13,991	13,991
Basis in acquired loans at acquisition	10,751	10,751
   Loans Acquired With No Credit Deterioration
     Loans acquired without evidence of credit deterioration at acquisition for which FirstCity has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance net of unamortized purchase discounts or premiums. The net unamortized purchase discounts as of June 30, 2005 and December 31, 2004 were $.4 million and zero, respectively.
     Interest accrual ceases when payments are no later than 90 days contractually past due. An allowance for loan losses is established when a loan becomes impaired. A loan is impaired when full payment under the loan terms is not expected. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed. At June 30, 2005, the Company had no valuation allowance on these loans.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
   Real Estate Portfolios
     Real estate Portfolios consist of real estate acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of a real estate Portfolio is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded no allowance for impairment charges during the six months ended June 30, 2005 and 2004.
  (6) Loans Receivable from Acquisition Partnerships Held for Investment
     Loans receivable from Acquisition Partnerships held for investment consist primarily of loans from certain partnerships located in Mexico and are summarized as follows:

	June 30,	December 31,
	2005	2004
LatinAmerica	$18,212	$19,170
Europe	484	548
Domestic	1,704	1,537

	$20,400	$21,255

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
     Equity method losses which were recorded to reduce the loans and interest receivable from certain Mexican partnerships were $78 and $472 during the first six months of 2005 and 2004, respectively, in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee.
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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Condensed Combined Balance Sheets

	June 30,	December 31,
	2005	2004
Assets	$411,448	$479,776

Liabilities	$378,329	$410,469
Net equity	33,119	69,307

	$411,448	$479,776

Equity investment in Acquisition Partnerships	$47,349	$52,410
Equity investment in servicing entities	5,832	5,405

	$53,181	$57,815

Condensed Combined Summary of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Proceeds from resolution of Portfolio Assets	$63,048	$63,297	$108,700	$125,632
Gain on resolution of Portfolio Assets	25,650	22,140	45,814	42,709
Interest income on performing Portfolio Assets	2,649	2,266	4,755	5,165
Net earnings	$11,874	$811	$20,906	$16,855

Equity in earnings of Acquisition Partnerships	$3,362	$2,492	$6,410	$6,337
Equity in earnings of servicing entities	328	147	681	477

	$3,690	$2,639	$7,091	$6,814

     The assets and equity of the Acquisition Partnerships and equity investments in the Acquisition Partnerships are summarized by geographic region below. The WAMCO Partnerships represent limited partnerships and limited liability companies in which the Company has a common ownership with Cargill. MinnTex Investment Partners LP is considered to be a significant subsidiary of FirstCity.

	June 30,	December 31,
	2005	2004
Assets:
Domestic:
WAMCO Partnerships	$145,460	$172,464
MinnTex Investment Partners LP	523	840
Other	10,586	10,406
Latin America	195,531	207,455
Europe	59,348	88,611

	$411,448	$479,776

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	June 30,	December 31,
	2005	2004
Equity (deficit):
Domestic:
WAMCO Partnerships	$70,629	$81,233
MinnTex Investment Partners LP	471	763
Other	6,006	6,012
Latin America	(85,542)	(85,789)
Europe	41,555	67,088

	$33,119	$69,307

Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$31,122	$34,521
MinnTex Investment Partners LP	156	252
Other	2,875	2,916
Latin America	1,579	1,538
Europe	11,617	13,183

	$47,349	$52,410

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings (loss) of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Domestic:
WAMCO Partnerships	$8,066	$8,415	$17,008	$14,849
MinnTex Investment Partners LP	1,502	2,274	3,107	4,804
Other	32	4	66	48
Latin America	5,815	6,574	11,214	10,812
Europe	13,020	7,411	19,543	17,877

	$28,435	$24,678	$50,938	$48,390

Net earnings (loss):
Domestic:
WAMCO Partnerships	$3,422	$4,450	$7,627	$7,019
MinnTex Investment Partners LP	1,343	2,031	2,776	4,284
Other	(126)	(202)	(233)	(384)
Latin America	2,868	(9,429)	2,745	(5,729)
Europe	4,367	3,961	7,991	11,665

	$11,874	$811	$20,906	$16,855

Equity in earnings (loss) of Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$1,499	$1,980	$3,356	$3,247
MinnTex Investment Partners LP	443	671	916	1,414
Other	(31)	(57)	(48)	(118)
Latin America	365	(891)	191	(779)
Europe	1,086	789	1,995	2,573

	$3,362	$2,492	$6,410	$6,337

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Combining statements of operations for the WAMCO Partnerships follow. WAMCO XXVIII, WAMCO XXX, WAMCO 31 and WAMCO 33 are considered to be significant subsidiaries of FirstCity.
Three Months Ended June 30, 2005

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$1,361	$4,137	$5,325	$3,377	$6,502	$20,702
Cost of Portfolio Assets resolved	1,057	3,098	3,880	2,724	3,278	14,037

Gain on resolution of Portfolio Assets	304	1,039	1,445	653	3,224	6,665
Interest income on performing Portfolio Assets	14	—	138	590	643	1,385
Interest and fees expense — affiliate	(36)	—	—	(367)	(195)	(598)
Interest and fees expense — other	—	(59)	(309)	(149)	(26)	(543)
Provision for loan and impairment losses	—	(57)	—	(625)	(129)	(811)
Service fees — affiliate	(65)	(137)	(157)	(127)	(306)	(792)
General, administrative and operating expenses	(50)	(160)	(101)	(124)	(1,465)	(1,900)
Other income, net	2	3	8	—	3	16

Net earnings (loss)	$169	$629	$1,024	$(149)	$1,749	$3,422

Three Months Ended June 30, 2004

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined

Proceeds from resolution of Portfolio Assets	$4,520	$2,103	$3,848	$2,182	$12,395	$25,048
Cost of Portfolio Assets resolved	3,677	1,553	2,962	1,563	8,360	18,115

Gain on resolution of Portfolio Assets	843	550	886	619	4,035	6,933
Interest income on performing Portfolio Assets	93	—	426	53	902	1,474
Interest and fees expense — affiliate	(114)	—	—	(196)	(194)	(504)
Interest and fees expense — other	(81)	(111)	(414)	—	(47)	(653)
Provision for loan and impairment losses	(35)	—	—	—	(29)	(64)
Service fees — affiliate	(171)	(80)	(171)	(75)	(521)	(1,018)
General, administrative and operating expenses	82	(99)	(81)	(142)	(1,486)	(1,726)
Other income, net	1	1	2	—	4	8

Net earnings	$618	$261	$648	$259	$2,664	$4,450

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Six Months Ended June 30, 2005

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$2,165	$5,143	$10,915	$10,427	$14,582	$43,232
Cost of Portfolio Assets resolved	1,663	3,843	8,672	8,010	6,687	28,875

Gain on resolution of Portfolio Assets	502	1,300	2,243	2,417	7,895	14,357
Interest income on performing Portfolio Assets	32	—	401	1,038	1,130	2,601
Interest and fees expense — affiliate	(77)	—	—	(893)	(350)	(1,320)
Interest and fees expense — other	(6)	(151)	(630)	(149)	(65)	(1,001)
Provision for loan and impairment losses	—	(57)	—	(675)	(171)	(903)
Service fees — affiliate	(110)	(183)	(359)	(377)	(770)	(1,799)
General, administrative and operating expenses	(47)	(245)	(192)	(243)	(3,631)	(4,358)
Other income, net	6	5	14	—	25	50

Net earnings	$300	$669	$1,477	$1,118	$4,063	$7,627

Six Months Ended June 30, 2004

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined

Proceeds from resolution of Portfolio Assets	$6,572	$6,453	$10,108	$5,063	$17,265	$45,461
Cost of Portfolio Assets resolved	5,190	4,923	8,442	3,875	11,260	33,690

Gain on resolution of Portfolio Assets	1,382	1,530	1,666	1,188	6,005	11,771
Interest income on performing Portfolio Assets	153	—	930	53	1,925	3,061
Interest and fees expense – affiliates	(228)	—	(133)	(349)	(408)	(1,118)
Interest and fees expense – other	(185)	(244)	(752)	—	(101)	(1,282)
Provision for loan losses	(70)	—	—	—	(581)	(651)
Service fees – affiliate	(263)	(232)	(399)	(171)	(808)	(1,873)
General, administrative and operating expenses	44	(208)	(226)	(177)	(2,339)	(2,906)
Other income, net	2	3	5	—	7	17

Net earnings	$835	$849	$1,091	$544	$3,700	$7,019

     Statements of operations for MinnTex Investment Partners LP for the three and six month periods ended June 30, 2005 and 2004 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Proceeds from resolution of Portfolio Assets	$1,525	$2,368	$3,164	$5,052
Cost of Portfolio Assets resolved	26	95	62	250

Gain on resolution of Portfolio Assets	1,499	2,273	3,102	4,802
Service fees — affiliate	(152)	(237)	(316)	(505)
General, administrative and operating expenses	(7)	(6)	(15)	(15)
Other income	3	1	5	2

Net earnings	$1,343	$2,031	$2,776	$4,284

     FirstCity adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”) on January 1, 2004. FIN 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”). FirstCity holds significant variable interests in certain Acquisition Partnerships, which would be characterized as VIEs. However, FirstCity is not deemed to be the primary beneficiary of any of these entities based on the criteria set forth in FIN46R. At June 30, 2005, FirstCity’s maximum exposure to loss as a result of its involvement with the VIEs is $22.3 million.
   (8) Segment Reporting
     The Company is engaged in one reportable segment — Portfolio Asset acquisition and resolution. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such Portfolios in

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
an effort to maximize the present value of the ultimate cash recoveries. The following is a summary of results of operations for the Portfolio Asset acquisition and resolution segment and reconciliation to earnings from continuing operations for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$2,909	$3,716	$6,081	$6,748
Gain on resolution of Portfolio Assets	1,205	162	3,067	237
Equity in earnings of investments	3,690	2,639	7,091	6,814
Interest income	1,082	667	2,015	1,196
Other	273	305	513	1,439

Total	9,159	7,489	18,767	16,434

Expenses:
Interest and fees on notes payable	848	879	1,728	1,658
Salaries and benefits	2,918	2,938	6,187	5,979
Provision for loan and impairment losses	29	22	114	22
Occupancy, data processing, communication and other	1,151	1,226	2,299	2,225
Minority interest	42	(17)	39	9

Total	4,988	5,048	10,367	9,893

Operating contribution before direct taxes	$4,171	$2,441	$8,400	$6,541

Operating contribution, net of direct taxes	$4,128	$2,443	$8,243	$6,489

Corporate Overhead:
Corporate interest expense	—	1,026	—	2,026
Salaries and benefits, occupancy, professional and other income and expenses, net	1,308	1,031	2,874	2,343

Earnings from continuing operations	$2,820	$386	$5,369	$2,120

     Revenues from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Domestic	$4,764	$4,204	$10,726	$8,350
Latin America	2,973	2,265	5,370	4,862
Europe	1,422	1,020	2,671	3,222

Total	$9,159	$7,489	$18,767	$16,434

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Total earning assets of the segments and reconciliation to total assets is as follows:

	June 30,	December 31,
	2005	2004
Cash	$5,337	$9,724
Portfolio acquisition and resolution assets:
Domestic	79,735	77,280
Latin America	20,283	20,876
Europe	17,618	19,859
Deferred tax asset, net	20,101	20,101
Other non-earning assets, net	8,235	9,200
Discontinued mortgage assets	409	1,817

Total assets	$151,718	$158,857

(9) Earnings per Common Share
     Basic net earnings per common share calculations are based upon the weighted average number of common shares outstanding. Potentially dilutive common share equivalents include warrants and employee stock options in the diluted earnings per common share calculations. Basic and diluted earnings from continuing operations per share were determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Earnings from continuing operations	$2,820	$386	$5,369	$2,120

Weighted average outstanding shares of common stock	11,274	11,235	11,268	11,216
Dilutive effect of:
Warrants	346	297	344	295
Employee stock options	405	288	404	295

Weighted average outstanding shares of common stock and common stock equivalents	12,025	11,820	12,016	11,806

Earnings from continuing operations per share:
Basic	$0.25	$0.03	$0.48	$0.19

Diluted	$0.24	$0.03	$0.45	$0.18

(10) Stock-Based Compensation
     At June 30, 2005, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the following table represents the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net earnings to common stockholders, as reported	$2,723	$3,299	$5,272	$8,148
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(85)	(109)	(178)	(130)

Pro forma net earnings to common stockholders	$2,638	$3,190	$5,094	$8,018

Net earnings per common share:
Basic — as reported	$0.24	$0.29	$0.47	$0.73

Basic — pro forma	$0.23	$0.28	$0.45	$0.71

Diluted — as reported	$0.23	$0.28	$0.44	$0.69

Diluted — pro forma	$0.22	$0.27	$0.42	$0.68

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
     On September 21, 2004, FirstCity, Consumer Corp., Funding LP and Funding GP entered into a Securities Purchase Agreement to sell a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA GP, IFA LP and MG-LP (the “2004 Securities Purchase Agreement”). In the 2004 Securities Purchase Agreement, FirstCity, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) their power and authority to enter into the 2004 Securities Purchase Agreement and the transactions contemplated therein, (iii) the ownership of the limited partnership interests in Drive by Funding LP, (iv) the ownership of membership interests in Drive-GP by Consumer Corp., and (iv) the capital structure of Funding LP. FirstCity, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS (USA), IFA-GP, IFA-LP and MG-LP from damages resulting from a breach of any representation or warranty contained in the 2004 Securities Purchase Agreement or otherwise made by FirstCity, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligations under the 2004 Securities Purchase Agreement survive for a maximum period of five (5) years from November 1, 2004. Neither FirstCity, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2004 Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however, certain representations and warranties are not subject to this $.25 million threshold. Management of the Company believes that FirstCity will not have to pay any amounts relating to these representations and warranties.
     FirstCity has minority interests in various limited-life partnerships with a carrying value of $1.3 million at June 30, 2005. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at June 30, 2005 is $1.8 million.
     The Company has unsecured notes payable to Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity, in connection with the acquisition of the minority interest in FirstCity Holdings. The notes are to be periodically redeemed by the Company for an aggregate of up to $3.2 million out of certain cash collections from servicing income from Portfolios in Mexico. FirstCity valued the loans at the inception date using an imputed interest rate based on the Company’s cost of funds. At June 30, 2005, these notes had an imputed balance of $544 and mature in December 2011.

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
     During the second quarter of 2005, the Company recorded earnings to common stockholders on a diluted basis of $2.7 million or $.23 per common share. The operating contribution from the Portfolio Asset acquisition and resolution segment was $4.1 million compared with $2.4 million for the same period in 2004. The Company was able to invest $16.1 million in wholly-owned portfolio acquisitions during the quarter, all purchased in the U.S. FirstCity is currently evaluating 25 different transactions representing over $1.9 billion in face value of assets.
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
     Components of the results for the three and six months ended June 30, 2005 and 2004, respectively, are detailed below (dollars in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Portfolio Asset Acquisition and Resolution	$4,128	$2,443	$8,243	$6,489
Corporate interest	—	(1,026)	—	(2,026)
Corporate overhead	(1,308)	(1,031)	(2,874)	(2,343)

Earnings from continuing operations	2,820	386	5,369	2,120
Earnings (loss) from discontinued operations	(97)	2,913	(97)	6,028

Net earnings to common stockholders	$2,723	$3,299	$5,272	$8,148

Diluted earnings per common share	$0.23	$0.28	$0.44	$0.69

Results of Operations
     The following discussion and analysis is based on the segment reporting information presented in note 8 of the Consolidated Financial Statements of the Company and should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.
Second Quarter 2005 Compared to Second Quarter 2004
     The Company reported net earnings of $2.7 million in the second quarter of 2005 compared to earnings of $3.3 million in the second quarter of 2004. On a per share basis, diluted net earnings to common stockholders were $.23 in the second quarter of 2005 compared to earnings of $.28 in the second quarter of 2004.

Portfolio Asset Acquisition and Resolution
     The operating contribution from the Portfolio Asset acquisition and resolution segment was $4.1 million in the second quarter of 2005 compared to $2.4 million in the second quarter of 2004. FirstCity invested $16.1 million in Portfolio acquisitions during the second quarter of 2005 through Acquisition Partnerships, compared to $18.5 million in the second quarter of 2004. The quarter-end investment in wholly-owned Portfolio Assets increased to $43.9 million at June 30, 2005, from $11.2 million at June 30, 2004, as a result of wholly-owned acquisitions of approximately $47 million since the second quarter of 2004.
     Servicing fee revenues. Servicing fee revenues decreased by 22% to $2.9 million in the second quarter of 2005 from $3.7 million in the second quarter of 2004 primarily due to decreased collections in domestic Acquisition Partnerships and lower service fee rates on certain portfolios.
     Gain on resolution of Portfolio Assets. The net gain on resolution of Portfolio Assets increased from $.2 million in the second quarter of 2004 to $1.2 million in the second quarter of 2005 primarily due to the purchase of several wholly-owned Portfolios in the third and fourth quarters of 2004.
     Equity in earnings of investments. Equity in earnings of investments increased 40% to $3.7 million in the second quarter of 2005 compared to $2.6 million in the second quarter of 2004. Equity earnings in Acquisition Partnerships increased $.9 million or 35%, and equity in earnings of servicing entities increased $.2 million or 123%. Following is a discussion of equity earnings from Acquisition Partnerships by geographic region.
•	Domestic — Equity in earnings of domestic Acquisition Partnerships decreased from $2.6 million in the second quarter of 2004 to $1.9 million in 2005 primarily as a result of declines in earnings from older partnerships as the Portfolios liquidate. In addition, equity investments in new partnerships have declined with greater purchases of wholly-owned Portfolios.

•	Latin America — Equity in earnings of Acquisition Partnerships located in Latin America (primarily Mexico) was $.4 million in the second quarter of 2005 compared to losses of $.9 million in 2004. These partnerships reflected net income of $2.9 million in the second quarter of 2005 compared to losses of $9.4 million in 2004. The partnerships recorded $5.1 million of foreign exchange gains in the second quarter of 2005 compared to $8.5 million of foreign exchange losses in 2004 (of which $408,000 and $649,000 are included in equity earnings). Interest expense of $2.5 million and $2.7 million were recorded in the second quarter of 2005 and 2004, respectively. This interest is owed to affiliates of the investors of these partnerships, of which FirstCity recorded $.4 million and $.5 million as interest income in the second quarter of 2005 and 2004, respectively.

•	Europe — Equity in earnings of Acquisition Partnerships located in France increased 38% to $1.1 million in the second quarter of 2005 from $.8 million in 2004. This increase is principally due to higher collections received by the partnerships for Portfolio Assets. FirstCity also recorded $.3 million and $.2 million in foreign currency transactions gains (included in other expenses) relating to investments in France in the second quarter of 2005 and 2004, respectively.
     Interest income. Interest income increased 62% from $.7 million in the second quarter of 2004 to $1.1 million in the second quarter of 2005 and is primarily due to increased purchases of wholly-owned Portfolios. Also, income on all Portfolios purchased in 2005 is reflected as interest income as a result of FirstCity adopting a new accounting pronouncement on January 1, 2005 (see note 3 to the consolidated financial statements).
     Other income. Other income was flat at $.3 million from quarter to quarter.
     Expenses. Operating expenses were $5.0 million in both the second quarters of 2005 and 2004.
     Interest and fees on notes payable were $.9 million and $.8 million in the second quarters of 2004 and 2005, respectively. The average debt for the quarter increased from $39.7 million in the second quarter of 2004 to $49.8 million in the second quarter of 2005 as a result of acquisitions. However, the average cost of borrowing declined from 8.9% in 2004 to 6.8% in 2005, which reflects the lower rates achieved from the debt restructure in the fourth quarter of 2004.
     Salaries and benefits were flat at $2.9 million in the second quarter of 2005 and 2004. The total number of personnel within the Portfolio Asset acquisition and resolution segment was 194 and 204 at June 30, 2005 and 2004, respectively.

     The provision for loan and impairment losses was $29,000 in the second quarter of 2005 and $22,000 in the second quarter of 2004. See note 5 to the Consolidated Financial Statements for a discussion regarding the Company’s adoption on January 1, 2005 of AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”).
     Occupancy, data processing, communication and other expenses were flat from quarter to quarter.
     Minority interest was minimal from period to period.
Other Items Affecting Operations
     The following items affect the Company’s overall results of operations and are not directly related to the Portfolio Asset acquisition and resolution business discussed above.
     Corporate interest and overhead. Company level interest expense decreased to zero in the second quarter of 2005 from $1.0 million in the second quarter of 2004 as a result of the payoff of corporate debt in November 2004 from proceeds received on the sale of the Company’s 31% beneficial interest in Drive. Other corporate overhead expenses increased 27% to $1.3 million in the second quarter of 2005 from $1.0 million in the second quarter of 2004 primarily due to increased accounting fees related to new regulatory compliance work.
     Income taxes. Provision for income taxes was $103,000 and $72,000 in the second quarters of 2005 and 2004, respectively, and related primarily to state income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the second quarters of either 2005 or 2004.
     Discontinued Operations. The Company recorded a provision of $78,000 and other expenses of $16,000 in the second quarter of 2005 for additional losses from discontinued mortgage operations compared to a provision of $250,000 in the second quarter of 2004. At June 30, 2005, the only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction. This security is in “run-off,” and the Company is contractually obligated to service the underlying assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. As the security “runs off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary. In April 2005, the Company exercised an early purchase option on the 1998-1 securitization. Loans receivable were recorded at $6.1 million in accordance with EITF 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold. The transaction did not have an impact on the results of operations; but did result in the elimination of $.8 million of residual interests previously classified as discontinued mortgage assets.
     Earnings from discontinued consumer operations were $3.2 million in the second quarter of 2004 compared to a loss of $3,000 in the second quarter of 2005. As previously discussed, FirstCity sold its interest in Drive in November 2004.
First Six Months of 2005 Compared to First Six Months of 2004
     The Company reported earnings from continuing operations of $5.4 million in the first six months of 2005 and $2.1 million for the same period in 2004. Net earnings to common stockholders were $5.3 million in the first six months of 2005 compared to $8.1 million in the first six months of 2004. On a per share basis, diluted net earnings to common stockholders were $.44 in the first six months of 2005 compared to $.69 in the first six months of 2004.
Portfolio Asset Acquisition and Resolution
     The operating contribution in the first six months of 2005 was $8.2 million compared to $6.5 million for the same period last year. FirstCity purchased $30.9 million of Portfolio Assets during the first six months of 2005 ($14.9 through Acquisition Partnerships), compared to $92.1 million in acquisitions in the first six months of 2004. FirstCity’s investment in these acquisitions was $18.3 million and $21.6 million in the first six months of 2005 and 2004, respectively. FirstCity’s investment in wholly-owned Portfolio Assets increased to $43.9 million from $11.2 million at June 30, 2005 and 2004, respectively.

     Servicing fee revenues. Servicing fee revenues decreased 10% from $6.7 million in the first six months of 2004 to $6.1 million in the first six months of 2005. Service fees from the Mexican partnerships decreased $.4 million or 8% as a result of efforts to reduce operating costs in Mexico. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. Service fees from the domestic Acquisition Partnerships decreased from $2.3 million in the first six months of 2004 to $2.0 million in the same period of 2005.
     Gain on resolution of Portfolio Assets. The net gain on resolution of Portfolio Assets increased from $.2 million in the first six months of 2004 to $3.1 million in the first six months of 2005 primarily due to the purchase of several wholly-owned Portfolios in the third and fourth quarters of 2004.
     Equity in earnings of investments. Equity in earnings of Acquisition Partnerships increased 1% to $6.4 million in the first six months of 2005 compared to $6.3 million in the first six months of 2004. Following is a discussion of equity earnings by geographic region. See note 7 to the consolidated financial statements for s summary of revenues and earnings of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships.
•	Domestic — Equity in earnings of domestic Acquisition Partnerships decreased 7% to $4.2 million in the first six months of 2005 from $4.5 million in the first six months of 2004 primarily as a result of declines in earnings from older partnerships as the Portfolios liquidate. In addition, equity investments in new partnerships have declined with greater purchases of wholly-owned Portfolios.

•	Latin America — Equity in earnings of Latin American Acquisition Partnerships was $.2 million in the first six months of 2005 compared to a loss of $.8 million in 2004. These partnerships reflected income of $2.7 million in the first six months of 2005 compared to a loss of $5.7 million in 2004. The partnerships recorded foreign exchange gains of $9.1 million in the first six months of 2005 compared to losses of $2.0 million in 2004 (of which $716,000 and $193,000 are included in equity earnings). Interest expense of $5.6 million and $4.8 million were recorded during the first six months of 2005 and 2004, respectively. This interest is owed to the investors of these partnerships, of which FirstCity recorded $.7 million and $.9 million, respectively, as interest income. Excluding effects of foreign currency transactions and interest expense, these partnerships reflected adjusted net loss of $.7 million in the first six months of 2005 compared to earnings of $1.1 million in 2004.

•	Europe — Equity in earnings of Acquisition Partnerships located in France decreased to $2.0 million in the first six months of 2005 compared to $2.6 million in 2004. This decrease is principally due to a decline in collections. In addition, there have been no equity investments in new Portfolios during 2005. During the first six months of 2005, FirstCity also recorded $.5 million in foreign currency transaction gains (included in other expenses) relating to investments in France.
     Interest income. Interest income increased 68% from $1.2 million in the first six months of 2004 to $2.0 million in the first six months of 2005 and is primarily due to increased purchases of wholly-owned Portfolios. Also, income on all Portfolios purchased in 2005 is reflected as interest income as a result of FirstCity adopting a new accounting pronouncement on January 1, 2005 (see note 3 to the consolidated financial statements).
     Other income. Other income was $.5 million in the first six months of 2005 compared to $1.4 million in 2004. In the first quarter of 2004, FirstCity reduced the estimated carrying value of loans payable to certain members of management by $.8 million. See further discussion related to these loans in note 2 of the consolidated financial statements.
     Expenses. Operating expenses were $10.4 million in the first six months of 2005 compared to $9.9 million in the first six months of 2004.
     Interest and fees on notes payable was flat from period to period. The average debt for the period increased to $50.2 million in the first six months of 2005 from $35.0 million in the first six months of 2004; however, the average cost of borrowing declined to 6.9% in 2005 from 9.5% in 2004.
     Salaries and benefits increased $.2 million, or 3%. Total personnel within the Portfolio Asset acquisition and resolution segment were 194 and 204 at June 30, 2005 and 2004, respectively.
     The provision for loan and impairment losses was $114,000 in the first six months of 2005 compared to $22,000 in 2004. See note 5 of the consolidated financial statements for a detailed discussion on FirstCity’s allowance for loan losses.

     Occupancy, data processing, communication and other expenses was flat from period to period.
Other Items Affecting Operations
     The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.
     Corporate interest and overhead. Company level interest expense decreased to zero in the first six months of 2005 from $2.0 million in the first six months of 2004 as a result of the payoff of corporate debt in November 2004 from proceeds received on the sale of the Company’s 31% beneficial interest in Drive. Other corporate overhead expenses increased 23% to $2.9 million in the first six months of 2005 from $2.3 million in 2004, primarily due to increased accounting fees related to new regulatory compliance work.
     Income taxes. Provision for income taxes was $242,000 in the first six months of 2005 and $156,000 in 2004 and related primarily to state income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in either of the first six months of 2005 or 2004.
     Discontinued Operations. The Company recorded a provision of $78,000 and other expenses of $16,000 in the first six months of 2005 for additional losses from discontinued mortgage operations compared to a provision of $250,000 in 2004. At June 30, 2005, the only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction. In April 2005, the Company exercised an early purchase option on the 1998-1 securitization. Loans receivable were recorded at $6.1 million in accordance with EITF 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold. The transaction did not have an impact on the results of operations, but did result in the elimination of $.8 million of residual interests previously classified as discontinued mortgage assets.
     Losses from discontinued consumer operations were $3,000 in the first six months of 2005 compared to earnings of $6.3 million in the first six months of 2004 as a result of the sale of FirstCity’s interest in Drive in November 2004.
Financial Condition
     Major changes in FirstCity’s financial position resulted from the following.
     Consolidated assets of $151.7 million at June 30, 2005, were $7.1 million lower than that at December 31, 2004, primarily as a result of declines in cash and equity investments offset by increases in Portfolio Assets. During the first six months of 2005, FirstCity invested $2.2 million in Portfolio Asset acquisitions through Acquisition Partnerships and $16.1 million through wholly-owned subsidiaries. In addition, FirstCity invested $2.0 million to increase its ownership percentage in a French servicing company from 10% to 12% and in an Acquisition Partnership located in France from 33% to 43%. During the first quarter of 2005, FirstCity also sold its investment in certain bonds receivable, with a carrying value of approximately $681,000, for a net gain of $64,000.
     Consolidated liabilities of $55.6 million at June 30, 2005, were $10.9 million lower than that at December 31, 2004, primarily due to an $8.0 million participation liability owed to Bank of Scotland upon the sale of Drive, which was paid in the first quarter of 2005. Total notes payable decreased by $1.6 million, primarily with proceeds received from Portfolio Assets and Acquisition Partnerships.
Portfolio Asset Acquisition and Resolution
     Aggregate acquisitions by the Company are as follows (in thousands):

	Purchase	FirstCity
	Price	Investment
First six months of 2005	$30,944	$18,286
Total 2004	174,139	59,762
Total 2003	129,192	22,944
Total 2002	171,769	16,717
Total 2001	224,927	24,319
Total 2000	394,927	22,140

     The following table presents selected information regarding the revenues and expenses of the Company’s Portfolio Asset acquisition and resolution business (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Portfolio Assets and Loans Receivable:
Average investment in Portfolio Assets and loans receivable:
Domestic	$39,570	$10,500	$38,620	$8,509
Latin America	18,909	16,770	18,947	15,284
Europe	505	1,426	517	1,805

Total	$58,984	$28,696	$58,084	$25,598

Income from Portfolio Assets and loans receivable:
Domestic	$1,863	$250	$4,256	$446
Latin America	384	537	747	913
Europe	7	17	15	43

Total	$2,254	$804	$5,018	$1,402

Average return (annualized):
Domestic	18.8%	9.5%	22.0%	10.5%
Latin America	8.1%	12.8%	7.9%	11.9%
Europe	5.5%	4.8%	5.8%	4.8%
Total	15.3%	11.2%	17.3%	11.0%
Servicing fee revenues:
Domestic partnerships:
$ Collected	$24,057	$31,085	$51,491	$57,438
Servicing fee revenue	833	1,223	1,974	2,261
Average servicing fee %	3.5%	3.9%	3.8%	3.9%
Latin American partnerships:
$ Collected	$23,031	$20,249	$33,928	$35,095
Servicing fee revenue	1,915	2,400	3,896	4,356
Average servicing fee %	8.3%	11.9%	11.5%	12.4%
Incentive service fees	$161	$93	$211	$131
Total Service Fees:
$ Collected	$47,088	$51,334	$85,419	$92,533
Servicing fee revenue	2,909	3,716	6,081	6,748
Average servicing fee %	6.2%	7.2%	7.1%	7.3%
Personnel:
Personnel expenses	$2,918	$2,938	$6,187	$5,979
Number of personnel (at period end):
Domestic	66	60
Mexico	128	144

Total	194	204

Interest expense:
Average debt	$49,810	$39,705	$50,242	$35,007
Interest expense	848	879	1,728	1,658
Average cost (annualized)	6.8%	8.9%	6.9%	9.5%

     The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships (dollars in thousands):
Analysis of Selected Revenues and Expenses
Acquisition Partnerships

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Gain on resolution of Portfolio Assets	$25,650	$22,140	$45,814	$42,709
Gross profit percentage on resolution of Portfolio Assets	40.68%	35.00%	42.15%	34.00%
Interest income	$2,649	$2,266	$4,755	$5,165
Other income	136	272	369	516
Interest expense (1):
Interest expense	$3,773	$4,460	$8,177	$8,203
Average cost (annualized)	4.68%	5.10%	5.00%	4.70%
Other expenses:
Service fees	$4,237	$4,865	9,387	8,798
Other operating costs	13,277	5,986	20,742	12,358
Foreign currency gains	(5,066)	8,547	(9,075)	2,009
Income taxes	340	9	801	167

Total other expenses	12,788	19,407	21,855	23,332

Net earnings	$11,874	$811	$20,906	$16,855

Equity in earnings of Acquisition Partnerships	$3,362	$2,492	$6,410	$6,337
Equity in earnings of Servicing Entities	328	147	681	477

	$3,690	$2,639	$7,091	$6,814

(1)	Interest expense includes interest on loans to the Acquisition Partnerships located primarily in Mexico from affiliates of the investor groups. Beginning in 2003, FirstCity amended seven loan agreements from Mexican Acquisition Partnerships to provide for no interest to be payable with respect to periods after the effective date of the amendment. This change had no impact on the consolidated net earnings as the effect is offset through equity earnings in these Partnerships.
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
     FirstCity’s $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill, terminated by its own terms on March 31, 2005. This facility had been used to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates. On November 12, 2004, the outstanding balances on the Cargill facility were paid down to zero out of a portion of the proceeds received from the sale of Drive as discussed in note 1 of the consolidated financial statements. FirstCity has not used the facility since September 2004 and determined that the facility was no longer necessary in light of the $96 million revolving acquisition facility provided by the Bank of Scotland.
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
     Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of June 30, 2005, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $101 million and outstanding borrowings of $50 million.
     Management believes that the Bank of Scotland facilities, the related fees generated from the servicing of assets, equity distributions from existing Acquisition Partnerships and wholly-owned portfolios, as well as sales of interests in equity investments, will allow the Company to meet its obligations as they come due during the next twelve months.

     The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of August 5, 2005, and the outstanding borrowings under such facilities as of June 30, 2005.
Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	August 5,	June 30,
	2005	2005	Interest Rate	Other Terms and Conditions
	(Dollars in millions)
Bank of Scotland $96 million portfolio acquisition and working capital facility (1)	$96	$44	LIBOR + 2.5% – 2.75%	Secured by equity interests and other assets of FirstCity, matures November 2008

Unsecured loans payable to senior management	—	1	Rate based Corporate average cost of funds	Contingent liability related to acquisition of minority interest, matures December 2011

American Bank term loan for portfolio acquisition by FC Washington	5	5	Fixed 5.625%	Secured by assets of FC Washington and guaranteed by the Company, 3-year term loan.

Total	$101	$50

Unconsolidated Acquisition Partnerships Term Facilities (2)	$74	$74	Various rates	Secured by Portfolio Assets, various maturities non-recourse

(1)	The Bank of Scotland facility allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million U.S. dollars. At June 30, 2005, the Company had approximately $11.3 million U.S. dollars outstanding under the Euro-denominated portion of this facility.

(2)	In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Latin American Acquisition Partnerships also have term debt of approximately $237 million outstanding as of June 30, 2005, owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $18.2 million as Loans Receivable on the Consolidated Balance Sheets.
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
   Impairment of Loans Acquired Prior to 2005
     Management’s best estimate of IRR as of January 1, 2005, is the basis for subsequent impairment testing. If it is probable that all cash flows estimated at acquisition plus any changes to expected cash flows arising from changes in estimates after acquisition would not be collected, the carrying value of a pool would be written down to maintain the then current IRR.
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

   Loans Acquired After 2004
   Loans Acquired With Credit Deterioration
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
     FirstCity considers expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each loan and each subsequently aggregated pool of loans. FirstCity determines the excess of the loan’s or pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The excess of the loan’s cash flows expected to be collected at acquisition over the initial investment in the loan or pool is accreted into interest income over the remaining life of the loan or pool (accretable yield).
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
     FirstCity establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition—that is, the present value of cash flows expected at acquisition that are not expected to be collected. Valuation allowances are established only subsequent to acquisition of the loans. Prior to January 1, 2005, impairment charges would be taken to the income statement with a corresponding write-off of the receivable balance. Consequently, no allowance for loan loss was recorded prior to January 1, 2005. For the six months ended June 30, 2005, FirstCity established an allowance for loan losses by a charge to the income statement of $114,000.
   Loans Acquired With No Credit Deterioration
     Loans acquired without evidence of credit deterioration at acquisition for which FirstCity has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance net of unamortized purchase discounts or premiums.
     Interest accrual ceases when payments are no later than 90 days contractually past due. An allowance for loan losses is established when a loan becomes impaired. A loan is impaired when full payment under the loan terms is not expected. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed.
   Real Estate Portfolios
     Real estate Portfolios consist of real estate acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of a real estate Portfolio is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded no allowance for impairment charges during the six months ended June 30, 2005 and 2004.

Forward-Looking Statements
     Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company’s strategic objectives and future performance, which are not historical facts, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, the performance of the Company’s subsidiaries and affiliates; the availability of Portfolio Assets; assumptions underlying Portfolio asset performance; risks associated with foreign operations; currency exchange rate fluctuations; interest rate risk; the degree to which the Company is leveraged; the Company’s continued need for financing; availability of the Company’s credit facilities; the impact of certain covenants in loan agreements of the Company and its subsidiaries; risks of declining value of loans, collateral or assets; the ability of the Company to utilize NOLs; uncertainties of any litigation that might arise from discontinued operations; general economic conditions; foreign social and economic conditions; changes (legislative and otherwise) in the asset securitization industry; fluctuations in residential and commercial real estate values; capital market conditions, including the markets for asset-backed securities; factors more fully discussed and identified in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004 (including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as in other Securities and Exchange Commission filings of the Company. Many of these factors are beyond the Company’s control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.
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
     The Company currently has investments in Europe and Latin America (primarily Mexico and Argentina). In Europe, the Company’s investments are in the form of equity and represent a significant portion of the Company’s total equity investments. As of June 30, 2005, one U.S. dollar equaled .83 Euros. A sharp change in the Euro relative to the U.S. dollar could materially adversely affect the financial position and results of operations of the Company. A 5% and 10% incremental depreciation of the Euro would result in an estimated decline in the valuation of the Company’s equity investments in Europe of approximately $.8 million and $1.6 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Euro relative to the U.S. dollar.

Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations. As discussed above, the revolving acquisition facility with Bank of Scotland for $96 million allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million U.S. dollars. At June 30, 2005, the Company had $11.3 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. Management of the Company feels that this loan agreement will help reduce the risk of adverse effects of currency changes on Euro-denominated investments.
     In Mexico, approximately 95% of the Company’s investments are made through U.S. dollar denominated loans to the Partnerships located in Mexico. The remaining investment is in the form of equity in these same Partnerships. The loans receivable are required to be repaid in U.S. dollars. Although the U.S. dollar balance of these loans will not change due to a change in the Mexican peso, the future estimated cash flows of the underlying assets in Mexico could become less valuable as a result of a change in the exchange rate for the Mexican peso, and thus, could affect the overall total returns to the Company on these investments. As of June 30, 2005, one U.S. dollar equaled 10.84 Mexican pesos. A 5% and 10% incremental depreciation of the Mexican peso would result in an estimated decline in the valuation of the Company’s total investments in Mexico of approximately $.8 million and $1.6 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Mexican peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.
     FirstCity has investments in three Portfolios in South America — primarily in the form of loans receivable from Argentina Acquisition Partnerships. As of June 30, 2005, one U.S. dollar equaled 2.90 Argentine pesos. The Company estimates that a 5% and 10% incremental depreciation of the Argentine peso would result in a decline in the valuation of the Company’s total investments in Argentina of approximately $92,000 and $178,000, respectively. These amounts are estimates of the financial impact of a depreciation of the Argentine peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.
Item 4. Controls and Procedures.
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of management’s evaluation.

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
     None
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     None
Item 5. Other Information.
     None
Item 6. Exhibits.

Exhibit
Number		Description of Exhibit
2.1	—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

Exhibit
Number		Description of Exhibit
2.2	—	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

9.1	—	Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

10.1	—	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.2	—	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.3	—	Separation Agreement and Release, dated March 31, 2004, by and between G. Stephen Fillip, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q dated May 14, 2004).

10.4	—	Consultant Agreement, dated April 1, 2004, by and between FirstCity Servicing Corporation and G. Stephen Fillip (incorporated herein by reference to Exhibit 10.20 of the Company’s Form 10-Q dated May 14, 2004).

10.5	—	Securities Purchase Agreement dated as of September 21, 2004 by and among FirstCity Financial Corporation and certain affiliates of FirstCity and IFA Drive GP Holdings LLC, IFA Drive LP Holdings LLC, Drive Management LP and certain affiliates of those persons. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 27, 2004)

10.6	—	Letter agreements dated as of November 1, 2004, between FirstCity, Consumer Corp. and BoS-UK relating to extension of time for and waiver related to payment of any fee under Fee Letter. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 5, 2004)

10.7	—	Letter agreement dated November 1, 2004 between Bank of Scotland, acting through its New York branch, and FirstCity providing for deposit of funds in cash collateral account. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 5, 2004)

10.8	—	Revolving Credit Agreement, dated November 12, 2004, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-Q dated November 15, 2004)

10.9	—	1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit A of the Company’s Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)

10.10	—	1996 Stock Option and Award Plan (incorporated herein by reference to Exhibit C of the Company’s Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)

Exhibit
Number		Description of Exhibit
10.11	—	2004 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company’s Schedule 14A, Definitive Proxy Statement, dated October 21, 2003)

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

32.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

*	Filed herewith.

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
J. Bryan Baker
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer of the Registrant)

Dated: August 12, 2005

Exhibit Index

Exhibit
Number		Description of Exhibit
2.1	—	Joint Plan of Reorganization by First City Bancorporation of Texas, Inc., Official Committee of Equity Security Holders and J-Hawk Corporation, with the Participation of Cargill Financial Services Corporation, Under Chapter 11 of the United States Bankruptcy Code, Case No. 392-39474-HCA-11 (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

2.2	—	Agreement and Plan of Merger, dated as of July 3, 1995, by and between First City Bancorporation of Texas, Inc. and J-Hawk Corporation (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.1	—	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

9.1	—	Shareholder Voting Agreement, dated as of June 29, 1995, among ATARA I Ltd., James R. Hawkins, James T. Sartain and Cargill Financial Services Corporation. (incorporated herein by reference to Exhibit 9.1 of the Company’s Form 10-K dated March 24, 1998 filed with the Commission on March 26, 1998).

10.1	—	Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.2	—	Amendment to Loan Agreement and extension of Promissory Note, dated January 12, 2001, by and between FirstCity Holdings Corporation and CSFC Capital Corp. XXX (incorporated herein by reference to Exhibit 10.45 of the Company’s Form 10-K dated April 13, 2001, filed with the Commission on April 13, 2001).

10.3	—	Separation Agreement and Release, dated March 31, 2004, by and between G. Stephen Fillip, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q dated May 14, 2004).

10.4	—	Consultant Agreement, dated April 1, 2004, by and between FirstCity Servicing Corporation and G. Stephen Fillip (incorporated herein by reference to Exhibit 10.20 of the Company’s Form 10-Q dated May 14, 2004).

10.5	—	Securities Purchase Agreement dated as of September 21, 2004 by and among FirstCity Financial Corporation and certain affiliates of FirstCity and IFA Drive GP Holdings LLC, IFA Drive LP Holdings LLC, Drive Management LP and certain affiliates of those persons. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 27, 2004)

10.6	—	Letter agreements dated as of November 1, 2004, between FirstCity, Consumer Corp. and BoS-UK relating to extension of time for and waiver related to payment of any fee under Fee Letter. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 5, 2004)

10.7	—	Letter agreement dated November 1, 2004 between Bank of Scotland, acting through its New York branch, and FirstCity providing for deposit of funds in cash collateral account. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 5, 2004)

Exhibit
Number		Description of Exhibit
10.8	—	Revolving Credit Agreement, dated November 12, 2004, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-Q dated November 15, 2004)

10.9	—	1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit A of the Company’s Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)

10.10	—	1996 Stock Option and Award Plan (incorporated herein by reference to Exhibit C of the Company’s Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)

10.11	—	2004 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company’s Schedule 14A, Definitive Proxy Statement, dated October 21, 2003)

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

32.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.