Form 10-Q
period 2005-09-30
FIRSTCITY FINANCIAL CORP
filed 2005-11-14
CIK 828678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The number of shares of common stock, par value $.01 per share, outstanding at November 1, 2005 was 11,307,187.

PART I
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
Exhibit Index
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,522	$9,724
Portfolio Assets, net	43,197	37,952
Loans receivable from Acquisition Partnerships held for investment	19,394	21,255
Equity investments	65,652	57,815
Deferred tax asset, net	20,101	20,101
Service fees receivable from affiliates	1,269	1,631
Other assets, net	7,851	8,562
Discontinued mortgage assets	167	1,817
Total Assets	$165,153	$158,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable to affiliates	$671	$491
Notes payable other	61,538	50,812
Minority interest	1,207	1,292
Liabilities from discontinued consumer operations	311	9,033
Liabilities from discontinued mortgage operations	—	50
Other liabilities	4,160	4,756
Total Liabilities	67,887	66,434
Commitments and contingencies (note 12)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued and outstanding: 11,299,687 and 11,260,687, respectively)	113	113
Paid in capital	99,809	99,364
Accumulated deficit	(4,006)	(10,289)
Accumulated other comprehensive income	1,350	3,235
Total Stockholders’ Equity	97,266	92,423
Total Liabilities and Stockholders’ Equity	$165,153	$158,857

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Servicing fees from affiliates	$2,891	$3,328	$8,972	$10,076
Gain on resolution of Portfolio Assets	1,299	601	4,366	838
Interest income from affiliates	420	653	1,293	1,694
Loan interest income	825	215	1,903	339
Other income	269	489	1,079	2,303
Total revenues	5,704	5,286	17,613	15,250
Expenses:
Interest and fees on notes payable to affiliates	9	12	27	57
Interest and fees on notes payable — other	909	2,074	2,619	5,580
Interest on shares subject to mandatory redemption	—	66	—	199
Salaries and benefits	3,571	3,673	11,413	11,227
Provision for loan and impairment losses	322	1	436	23
Occupancy, data processing, communication and other	1,908	2,141	5,574	5,374
Total expenses	6,719	7,967	20,069	22,460
Equity in earnings of investments	1,783	3,656	8,874	10,470
Earnings from continuing operations before income taxes and minority interest	768	975	6,418	3,260
Income tax benefit (expense)	(79)	11	(321)	(145)
Minority interest	3	(34)	(36)	(43)
Earnings from continuing operations	692	952	6,061	3,072
Discontinued operations
Earnings (loss) from discontinued operations	(281)	2,211	(378)	8,666
Income taxes	600	(255)	600	(682)
Net earnings from discontinued operations	319	1,956	222	7,984
Net earnings	$1,011	$2,908	$6,283	$11,056
Basic earnings per common share are as follows:
Earnings from continuing operations	$0.06	$0.09	$0.54	$0.28
Discontinued operations	$0.03	$0.17	$0.02	$0.71
Net earnings to common stockholders	$0.09	$0.26	$0.56	$0.99
Weighted average common shares outstanding	11,298	11,236	11,278	11,223
Diluted earnings per common share are as follows:
Earnings from continuing operations	$0.05	$0.08	$0.50	$0.26
Discontinued operations	$0.03	$0.17	$0.02	$0.68
Net earnings to common stockholders	$0.08	$0.25	$0.52	$0.94
Weighted average common shares outstanding	12,008	11,837	12,012	11,816

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

					Accumulated
	Number of				Other	Total
	Common	Common	Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Income	Equity

Balances, December 31, 2003	11,193,687	$112	$99,168	$(73,923)	$3,612	$28,969
Exercise of common stock options	67,000	1	196	—	—	197
Comprehensive income:
Net earnings for 2004	—	—	—	63,634	—	63,634
Translation adjustments	—	—	—	—	(377)	(377)
Total comprehensive income						63,257
Balances, December 31, 2004	11,260,687	113	99,364	(10,289)	3,235	92,423
Exercise of common stock options	39,000	—	162	—	—	162
Additional paid-in capital arising from sale of shares by investee	—	—	283	—	—	283
Comprehensive income:
Net earnings for the first nine months of 2005	—	—	—	6,283	—	6,283
Translation adjustments	—	—	—	—	(1,885)	(1,885)
Total comprehensive income						4,398
Balances, September 30, 2005	11,299,687	$113	$99,809	$(4,006)	$1,350	$97,266

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$6,283	$11,056
Adjustments to reconcile net earnings to net cash used in operating activities:
Net earnings from discontinued operations	(222)	(7,984)
Purchase of Portfolio Assets and loans receivable, net	(19,306)	(38,237)
Proceeds applied to principal on Portfolio Assets and loans receivable	20,189	9,195
Gain on resolution of Portfolio Assets	(4,366)	(838)
Capitalized interest and costs on Portfolio Assets and loans receivable	(217)	(138)
Provision for loan and impairment losses	436	23
Equity in earnings of investments	(8,874)	(10,470)
Depreciation and amortization	661	612
Decrease in service fees receivable from affiliate	362	504
Increase in other assets	(489)	(81)
Change in debt imputed value	214	(759)
Decrease in other liabilities	(1,722)	(3,232)
Net cash used in operating activities	(7,051)	(40,349)
Cash flows from investing activities:
Property and equipment, net	(108)	(168)
Contributions to Acquisition Partnerships and Servicing Entities	(18,373)	(9,732)
Distributions from Acquisition Partnerships and Servicing Entities	17,907	22,074
Net cash provided by (used in) investing activities	(574)	12,174
Cash flows from financing activities:
Borrowings under notes payable — other	68,622	60,767
Payments of notes payable to affiliates	(34)	(18)
Payments of notes payable — other	(56,427)	(29,345)
Payment of dividends on preferred stock	—	(1,392)
Proceeds from issuance of common stock	162	121
Net cash provided by financing activities	12,323	30,133
Net cash provided by continuing operations	4,698	1,958
Net cash provided by (used in) discontinued operations	(6,900)	562
Net increase (decrease) in cash and cash equivalents	(2,202)	2,520
Cash and cash equivalents, beginning of period	9,724	2,745
Cash and cash equivalents, end of period	$7,522	$5,265
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,982	$5,073
Income taxes	317	779

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Dollars in thousands, except per share data)

(Unaudited)

(1)  Basis of Presentation

FirstCity Financial Corporation (the “Company” or “FirstCity”) is a financial services company with offices throughout the United States and Mexico, with a presence in France and South America. At September 30, 2005, the Company was engaged in one principal reportable segment - portfolio asset acquisition and resolution.  The portfolio asset acquisition and resolution business involves acquiring portfolios of loans, real estate and other assets or single assets (collectively referred to as “Portfolios” or  “Portfolio Assets”) at a discount to face value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries.  On September 21, 2004, FirstCity and certain of its subsidiaries entered into a Securities Purchase Agreement relating to the sale of a 31% beneficial ownership interest in Drive Financial Services LP (“Drive”) and its general partner, Drive GP LLC, to IFA Drive GP Holdings LLC (“IFA-GP”), IFA Drive LP Holdings LLC (“IFA-LP”) and Drive Management LP (“MG-LP”).  As a result of the execution of the sale agreement, the consumer lending segment conducted through Drive was no longer considered a principal reportable segment and is treated as a discontinued operation.

The unaudited consolidated financial statements of FirstCity reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at September 30, 2005, its results of operations for the three and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine month periods ended September 30, 2005 and 2004.  Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K.  Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with current consolidated financial statement presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include (i) the estimation of future collections on purchased portfolio assets used in the calculation of net gain on resolution of portfolio assets, (ii) interest rate environments, (iii) valuation of the deferred tax asset, and (iv) prepayment speeds and collectibility of loans held in inventory, in securitization trusts and held for investment. Actual results could differ materially from those estimates.

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

FirstCity has a $96 million revolving acquisition facility with Bank of Scotland that matures in November 2008.  This facility is used to finance the equity portion of distressed asset pool purchases and to provide for the issuance of Letters of Credit and working capital loans.  The $96 million facility (i) allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to 35 million U.S. dollars, (ii) allows loans to be made for acquisition of Portfolio Assets in Latin America of up to $35 million, (iii) provides for an interest rate of London Interbank Offered Rate (LIBOR) plus 2.50% to 2.75%, (iv) provides for an annual commitment fee of 0.20% of the unused balance of the revolving acquisition facility, and (v) provides that the aggregate borrowings under the facility do not exceed 60% of the net present value of FirstCity’s interest in Portfolio Assets and in Acquisition Partnerships pledged to secure the acquisition facility.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In August 2005, FH Partners, L.P., an indirect wholly-owned affiliate of FirstCity, and Bank of Scotland, acting through its New York branch, as agent for itself as lender, entered into a Revolving Credit Agreement that provides a $50 million revolving portfolio acquisition facility for FH Partners, L.P. to be secured by all of the assets of FH Partners, L.P.  The loan facility will be used to finance portfolio and asset purchases.  The facility (i) allows loans to be made for the acquisition of portfolio assets in the United States, (ii) provides that each loan may be in an amount of up to 70% of the net present value of the assets being acquired with the proceeds of the loan, (iii) provides that the aggregate outstanding balances of all loans will not exceed 65% of the net present value of the assets securing the loan facility, (iv) provides for an interest rate of LIBOR plus 2.0%, (v) provides for a commitment fee of 0.20% of the unused balance of the revolving acquisition facility, (vi) provides for a utilization fee of 0.75% of the amount of each loan made under the loan facility, (vii) provides for an upfront fee of $350 thousand, (viii) provides for facility fees of $100 thousand, for the period commencing on the Effective Date to but excluding the first anniversary thereof, $75 thousand, for the period commencing on the first anniversary of the Effective Date to but excluding the second anniversary thereof, and $50 thousand, for each subsequent one-year period, and (ix) provides for a maturity date of November 12, 2008.  The obligations of FH Partners, L.P. under the Revolving Credit Agreement are guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.

At September 30, 2005, the Company had $10.1 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company entered into the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was ($.10) million and $1.2 million, respectively, for the three and nine months ended September 30, 2005 and zero for the same periods in 2004.

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

Management believes that the Bank of Scotland loan facilities, the related fees generated from the servicing of assets and equity distributions from existing Acquisition Partnerships and wholly-owned portfolios will allow the Company to meet its obligations as they come due during the next twelve months.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company will utilize the prospective method.  In April 2005, the SEC amended the compliance date of SFAS 123R to allow companies to implement SFAS 123R at the beginning of their next fiscal year.  Therefore, on January 1, 2006, the Company will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Based on current unvested stock options

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

outstanding, the Company anticipates approximately $1.7 million in unvested compensation cost at January 1, 2006 to be expensed prospectively.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Management does not expect FSP No. 109-2 to have an impact on the Company as any taxes on repatriated foreign earnings are offset by the Company’s NOLs.

On June 29, 2005, the FASB ratified the consensus reached by Emerging Issues Task Force (“EITF”) on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights.  The consensus reached by the EITF at the June 2005 meeting was that a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate the limited partnership unless (1) the limited partners possess substantive kick-out rights or (2) the limited partners possess substantive participating rights. This ratification of EITF Issue No. 04-5 has caused the amendments of Statement of Position 78-9, Accounting for Investments in Real Estate Ventures,  and EITF Issue No. 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.  EITF 04-5 is effective for all new and modified agreements effective June 29, 2005. For pre-existing agreements that are not modified, the EITF is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. The Company has evaluated the impact of the adoption of EITF 04-5 and does not believe the impact will be significant to the Company’s results of operations or financial position.

In November 2005, the FASB issued FASB Staff Position FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”).  FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impaired loss.  FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The provisions of FSP 115-1 are effective for reporting periods beginning after December 15, 2005.  The Company does not anticipate that this statement will have a significant impact on its financial position or results of operations.

(4)  Discontinued Operations

Discontinued operations are comprised of two components previously reported as the Company’s residential and commercial mortgage banking business (“Mortgage”) and the consumer lending business conducted through the Company’s minority interest investment in Drive (“Consumer”).  Earnings (loss) from discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Mortgage	$(252)	$(950)	$(346)	$(1,200)
Consumer	571	2,906	568	9,184
Net earnings from discontinued operations	$319	$1,956	$222	$7,984

Mortgage

At September 30, 2005, the only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction. This security is in “run-off,” and the Company is contractually obligated to service these assets.  The cash flows are collected over a period of time and are valued using prepayment assumptions of 32% for fixed rate loans and 34% for variable rate loans. Overall loss rates are estimated at 14% of collateral.  The Company recorded provisions of $.3 million and $1.2 million in the first nine months of 2005 and 2004, respectively, for losses from discontinued mortgage operations.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In April 2005, the Company exercised an early purchase option on the 1998-1 securitization.  Loans receivable were recorded at $6.1 million in accordance with EITF 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold.  FirstCity evaluated each loan at the acquisition date to determine whether there was evidence of credit deterioration since origination.  At September 30, 2005, the acquired loans are included in Portfolio Assets in the consolidated balance sheet and classified as either “loans acquired with credit deterioration” or “loans acquired without credit deterioration.”  See note 5 for a description of the accounting policy for these loans.

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

Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the consumer business segment as discontinued operations.  There were no consumer assets held for sale as of September 30, 2005 and December 31, 2004.  The liabilities of such operations have been classified as “Liabilities from discontinued consumer operations,” respectively on the September 30, 2005 and December 31, 2004 balance sheets and consisted primarily of accrued state taxes at September 30, 2005.   The liability at December 31, 2004 related to accrued state taxes and an $8.0 million participation liability owed to Bank of Scotland, which was paid in the first quarter of 2005.  An estimated tax provision of $.6 million was reversed in third quarter of 2005 due to lower than anticipated state income taxes related to the sale of Drive.

The net earnings from discontinued consumer operations are classified on the consolidated statements of operations as “Earnings from discontinued operations.”  Summarized results of discontinued consumer operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Equity in earnings	$—	$4,680	$—	$14,835
Interest and fees on notes payable to affiliate	—	(584)	—	(2,001)
Other expenses	(29)	—	(32)	(4)
Income taxes	600	(255)	600	(682)
Minority interest	—	(935)	—	(2,964)
Earnings from discontinued consumer operations	$571	$2,906	$568	$9,184

(5)  Portfolio Assets

Portfolio Assets are summarized as follows:

	September 30,	December 31,
	2005	2004
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$11,950	$19,993
Performing Portfolio Assets	12,388	16,039
Loans Acquired After 2004
Loans acquired with credit deterioration	9,426	—
Loans acquired with no credit deterioration	4,471	—
Outstanding balance	38,235	36,032
Allowance for loan losses	(419)	—
Carrying amount of loans, net of allowance	37,816	36,032

Real Estate Portfolios, net of allowance	2,985	1,920
Operating Lease Equipment, net	2,396	—
Portfolio Assets, net	$43,197	$37,952

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Portfolio Assets are pledged to secure notes payable that are non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.  See Note 2 for a description of the Revolving Credit agreement between FH Partners, L.P. and Bank of Scotland, which is guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.

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

Performing Portfolio Assets

Performing Portfolio Assets consist primarily of Portfolios of consumer and commercial loans acquired at a discount from the aggregate amount of the borrowers’ obligation. Prior to January 1, 2005, performing Portfolio Assets were accounted for using the interest method – acquisition discounts for the Portfolio as a whole are accreted as an adjustment to yield over the estimated life of the Portfolio.  Performing Portfolio Assets are carried at the unpaid principal balance of the underlying loans, net of acquisition discounts and allowance for loan losses. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the internal rate of return (“IRR”) over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Income on performing Portfolio Assets is accrued monthly based on each loan pool’s effective IRR. Cash flows greater than the interest accrual will reduce the carrying value of the pool. Likewise, cash flows that are less than the accrual will increase the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection model. Gains are recognized on the performing Portfolio Assets when sufficient funds are received to fully satisfy the obligation on loans included in the pool, either from funds from the borrower or sale of the loan. The gain recognized represents the difference between the proceeds received and the allocated carrying value of the individual loan in the pool.

Impairment of Loans Acquired Prior to 2005

Management’s best estimate of IRR as of January 1, 2005, is the basis for subsequent impairment testing. If it is probable that all cash flows estimated at acquisition plus any changes to expected cash flows arising from changes in estimates after acquisition would not be collected, the carrying value of a pool would be written down to maintain the then current IRR.  Prior to January 1, 2005, impairment charges would be taken to the income statement with a corresponding write-off of the receivable balance.  Consequently, no allowance for loan loss was recorded prior to January 1, 2005.  For the nine months ended September 30, 2005, FirstCity established an allowance for loan losses by a charge to the income statement of $.4 million.

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

FirstCity considers expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each loan and each subsequently aggregated pool of loans. FirstCity determines the excess of the loan’s or pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The excess of the loan’s cash flows expected to be collected at acquisition over the initial investment in the loan or pool is accreted into interest income over the remaining life of the loan or pool (accretable yield).  Changes in accretable yield at September 30, 2005 were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Beginning Balance	$2,830	$—
Additions	326	3,267
Accretion	(250)	(361)
Reclassification from (to) nonaccretable difference	—	—
Disposals	(206)	(206)
Ending Balance	$2,700	$2,700

Over the life of the loan or pool, FirstCity continues to estimate cash flows expected to be collected. FirstCity evaluates at the balance sheet date whether the present value of its loans determined using the effective interest rates has decreased below book value and if so, a valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan or pool. Any remaining increases in the present value of cash flows expected to be collected will be used to recalculate the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.

FirstCity establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition—that is, the present value of cash flows expected at acquisition that are not expected to be collected. Valuation allowances are established only subsequent to acquisition of the loans.  As of September 30, 2005, FirstCity did not establish an allowance for acquired loans subject to SOP 03-3.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Loans acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Face value at acquisition	$1,354	$15,851
Cash flows expected to be collected at acquisition	1,311	15,004
Basis in acquired loans at acquisition	985	11,737

Loans Acquired With No Credit Deterioration

Loans acquired without evidence of credit deterioration at acquisition for which FirstCity has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance net of unamortized purchase discounts or premiums. The net unamortized purchase discounts as of September 30, 2005 and December 31, 2004 were $36 thousand and zero, respectively.

Interest accrual ceases when payments become 90 days contractually past due.  An allowance for loan losses is established when a loan becomes impaired.  A loan is impaired when full payment under the loan terms is not expected.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed.  At September 30, 2005, the Company had established a valuation allowance of $22 thousand on these loans.

Real Estate Portfolios

Real estate Portfolios consist of real estate acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of a real estate Portfolio is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate Portfolio. A valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded an allowance of $18 thousand for impairment charges during the nine months ended September 30, 2005 and none during the nine months ended September 30, 2004.

Operating Lease Equipment

Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the estimated useful life or the term of the lease.  Income from this operating lease is reported on a straight-line basis over, and in accordance with, the terms of the lease.

(6)  Loans Receivable from Acquisition Partnerships Held for Investment

Loans receivable from Acquisition Partnerships held for investment consist primarily of loans from certain partnerships located in Mexico and are summarized as follows:

	September 30,	December 31,
	2005	2004
Latin America	$17,114	$19,170
Europe	513	548
Domestic	1,767	1,537
	$19,394	$21,255

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

Equity method losses which were recorded to reduce the loans and interest receivable from certain Mexican partnerships were $.5 million and $.4 million during the first nine months of 2005 and 2004, respectively, in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee.

(7)  Equity Investments

The Company has investments in Acquisition Partnerships and their general partners and investments in servicing entities that are accounted for under the equity method. During the first quarter of 2005, FirstCity invested $2.0 million to increase its ownership percentage in MCS et Associes, S.A. (“MCS”), a French servicing company, from 10% to 12% and in PRL Development, SAS, a French Acquisition Partnership, from 33% to 43%. These additional investments provided a combined direct and indirect ownership interest in MCS of 18.3%.

In 2005, MCS sold its investment in Common Stock of FirstCity resulting in a gain of $1.5 million.  FirstCity accounted for its proportionate interest in this gain as an increase in the Company’s carrying amount of its investment in MCS of $.3 million and an increase in additional paid-in capital.

The condensed combined financial position and results of operations of the Acquisition Partnerships (excluding servicing entities), which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized below:

Condensed Combined Balance Sheets

	September 30,	December 31,
	2005	2004
Assets	$410,048	$479,776
Liabilities	$363,299	$410,469
Net equity	46,749	69,307
	$410,048	$479,776

Equity investment in Acquisition Partnerships	$59,830	$52,410
Equity investment in servicing entities	5,822	5,405
	$65,652	$57,815

Condensed Combined Summary of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Proceeds from resolution of Portfolio Assets	$35,637	$72,738	$136,310	$198,370
Gain on resolution of Portfolio Assets	14,668	21,842	52,455	64,551
Interest income on Portfolio Assets	2,267	2,365	7,022	7,530
Net earnings (loss)	$(981)	$11,849	$19,925	$28,704

Equity in earnings of Acquisition Partnerships	$1,975	$3,507	$8,385	$9,844
Equity in earnings (loss) of servicing entities	(192)	149	489	626
	$1,783	$3,656	$8,874	$10,470

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

	September 30,	December 31,
	2005	2004
Assets:
Domestic:
WAMCO Partnerships	$162,458	$172,464
MinnTex Investment Partners LP	407	840
Other	10,209	10,406
Latin America	183,822	207,455
Europe	53,152	88,611
	$410,048	$479,776

Equity (deficit):
Domestic:
WAMCO Partnerships	$97,070	$81,233
MinnTex Investment Partners LP	373	763
Other	5,545	6,012
Latin America	(94,318)	(85,789)
Europe	38,079	67,088
	$46,749	$69,307
Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$44,380	$34,521
MinnTex Investment Partners LP	123	252
Other	2,781	2,916
Latin America	1,539	1,538
Europe	11,007	13,183
	$59,830	$52,410

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings (loss) of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Domestic:
WAMCO Partnerships	$4,591	$7,743	$21,599	$22,592
MinnTex Investment Partners LP	991	2,110	4,098	6,914
Other	866	22	932	70
Latin America	6,053	7,473	17,267	18,284
Europe	4,686	8,821	16,202	26,699
	$17,187	$26,169	$60,098	$74,559

Net earnings (loss):
Domestic:
WAMCO Partnerships	$2,079	$3,822	$9,706	$10,841
MinnTex Investment Partners LP	900	1,885	3,676	6,169
Other	614	(165)	381	(549)
Latin America	(7,522)	562	(4,777)	(5,167)
Europe	2,948	5,745	10,939	17,410
	$(981)	$11,849	$19,925	$28,704
Equity in earnings (loss) of Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$1,162	$1,852	$4,518	$5,099
MinnTex Investment Partners LP	297	622	1,213	2,036
Other	325	(54)	277	(172)
Latin America	(441)	(70)	(250)	(849)
Europe	632	1,157	2,627	3,730
	$1,975	$3,507	$8,385	$9,844

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Combining statements of operations for the WAMCO Partnerships follow. WAMCO XXVIII, WAMCO XXX, WAMCO 31 and WAMCO 33 are considered to be significant subsidiaries of FirstCity.

Three Months Ended September 30, 2005

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$539	$2,042	$1,784	$4,662	$1,817	$10,844
Cost of Portfolio Assets resolved	346	1,567	1,507	3,265	945	7,630
Gain on resolution of Portfolio Assets	193	475	277	1,397	872	3,214
Interest income on Portfolio Assets	38	—	130	503	672	1,343
Interest and fees expense — affiliate	(31)	—	—	—	(194)	(225)
Interest and fees expense — other	—	(15)	(281)	(443)	(10)	(749)
Provision for loan and impairment losses	(15)	(52)	—	169	(37)	65
Service fees — affiliate	(35)	(81)	(76)	(287)	(219)	(698)
General, administrative and operating expenses	(15)	(75)	(61)	(192)	(562)	(905)
Other income, net	3	5	8	—	18	34
Net earnings (loss)	$138	$257	$(3)	$1,147	$540	$2,079

Three Months Ended September 30, 2004

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$693	$2,401	$7,448	$10,282	$5,107	$25,931
Cost of Portfolio Assets resolved	468	1,780	5,741	9,074	3,223	20,286
Gain on resolution of Portfolio Assets	225	621	1,707	1,208	1,884	5,645
Interest income on Portfolio Assets	34	—	390	404	669	1,497
Interest and fees expense — affiliate	(107)	—	—	(369)	(156)	(632)
Interest and fees expense — other	(23)	(103)	(377)	—	(42)	(545)
Provision for loan and impairment losses	—	—	(100)	—	(567)	(667)
Service fees — affiliate	(46)	(86)	(234)	(361)	(330)	(1,057)
General, administrative and operating expenses	(58)	(112)	(63)	(142)	(645)	(1,020)
Other income, net	1	2	2	—	596	601
Net earnings	$26	$322	$1,325	$740	$1,409	$3,822

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Nine Months Ended September 30, 2005

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$2,704	$7,185	$12,699	$15,089	$16,399	$54,076
Cost of Portfolio Assets resolved	2,009	5,410	10,179	11,275	7,632	36,505
Gain on resolution of Portfolio Assets	695	1,775	2,520	3,814	8,767	17,571
Interest income on Portfolio Assets	70	—	531	1,541	1,802	3,944
Interest and fees expense — affiliate	(108)	—	—	(893)	(544)	(1,545)
Interest and fees expense — other	(6)	(166)	(911)	(592)	(75)	(1,750)
Provision for loan and impairment losses	(15)	(109)	—	(506)	(208)	(838)
Service fees — affiliate	(145)	(264)	(435)	(664)	(989)	(2,497)
General, administrative and operating expenses	(62)	(320)	(253)	(435)	(4,193)	(5,263)
Other income, net	9	10	22	—	43	84
Net earnings	$438	$926	$1,474	$2,265	$4,603	$9,706

Nine Months Ended September 30, 2004

	WAMCO	WAMCO	WAMCO	WAMCO	Other
	XXVIII	XXX	31	33	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$7,265	$8,854	$17,556	$15,345	$22,372	$71,392
Cost of Portfolio Assets resolved	5,658	6,703	14,183	12,949	14,483	53,976
Gain on resolution of Portfolio Assets	1,607	2,151	3,373	2,396	7,889	17,416
Interest income on Portfolio Assets	187	—	1,320	457	2,594	4,558
Interest and fees expense – affiliates	(335)	—	(133)	(718)	(564)	(1,750)
Interest and fees expense – other	(208)	(347)	(1,129)	—	(143)	(1,827)
Provision for loan losses	(70)	—	(100)	—	(1,148)	(1,318)
Service fees – affiliate	(309)	(318)	(633)	(532)	(1,138)	(2,930)
General, administrative and operating expenses	(14)	(320)	(289)	(319)	(2,984)	(3,926)
Other income, net	3	5	7	—	603	618
Net earnings	$861	$1,171	$2,416	$1,284	$5,109	$10,841

Statements of operations for MinnTex Investment Partners LP for the three and nine month periods ended September 30, 2005 and 2004 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Proceeds from resolution of Portfolio Assets	$1,004	$2,182	$4,168	$7,234
Cost of Portfolio Assets resolved	16	73	78	323
Gain on resolution of Portfolio Assets	988	2,109	4,090	6,911
Service fees — affiliate	(86)	(218)	(402)	(723)
General, administrative and operating expenses	(4)	(7)	(19)	(22)
Other income	2	1	7	3
Net earnings	$900	$1,885	$3,676	$6,169

FirstCity adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”) on January 1, 2004.  FIN 46R requires consolidation by the majority holder of expected residual gains and losses of the activities of a variable interest entity (“VIE”). FirstCity holds variable interests in certain Acquisition Partnerships, which would be characterized as VIEs. However, FirstCity is not deemed to be the primary beneficiary of any of these entities based on the criteria set forth in FIN 46R. At September 30, 2005, FirstCity’s maximum exposure to loss as a result of its involvement with the VIEs is $21.1 million.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

 (8)  Segment Reporting

The Company is engaged in one reportable segment - Portfolio Asset acquisition and resolution.  The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries.  The following is a summary of results of operations for the Portfolio Asset acquisition and resolution segment and reconciliation to earnings from continuing operations for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Portfolio Asset Acquisition and Resolution:
Revenues and equity in earnings of investments:
Servicing fees	$2,891	$3,328	$8,972	$10,076
Gain on resolution of Portfolio Assets	1,299	601	4,366	838
Equity in earnings of investments	1,783	3,656	8,874	10,470
Interest income	1,245	868	3,196	2,033
Other	141	362	718	1,832
Total	7,359	8,815	26,126	25,249
Expenses:
Interest and fees on notes payable	917	1,174	2,645	2,832
Salaries and benefits	2,852	2,851	9,039	8,830
Provision for loan and impairment losses	322	1	436	23
Occupancy, data processing, communication and other	1,224	1,110	3,523	3,335
Minority interest	(3)	34	36	43
Total	5,312	5,170	15,679	15,063
Operating contribution before direct taxes	$2,047	$3,645	$10,447	$10,186
Operating contribution, net of direct taxes	$2,020	$3,638	$10,263	$10,127

Corporate Overhead:
Corporate interest expense	—	978	—	3,004
Salaries and benefits, occupancy, professional and other income and expenses, net	1,328	1,708	4,202	4,051
Earnings from continuing operations	$692	$952	$6,061	$3,072

Revenues and equity in earnings of investments from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Domestic	$4,692	$4,686	$15,418	$13,035
Latin America	2,088	2,751	7,458	7,613
Europe	579	1,378	3,250	4,601
Total	$7,359	$8,815	$26,126	$25,249

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Total earning assets of the segments and reconciliation to total assets is as follows:

	September 30,	December 31,
	2005	2004

Cash	$7,522	$9,724
Portfolio acquisition and resolution assets:
Domestic	92,317	77,280
Latin America	19,002	20,876
Europe	17,063	19,859
Deferred tax asset, net	20,101	20,101
Other non-earning assets, net	8,981	9,200
Discontinued mortgage assets	167	1,817
Total assets	$165,153	$158,857

(9)  Earnings per Common Share

Basic net earnings per common share calculations are based upon the weighted average number of common shares outstanding. Potentially dilutive common share equivalents include warrants and employee stock options in the diluted earnings per common share calculations.  Basic and diluted earnings from continuing operations per share were determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Earnings from continuing operations	$692	$952	$6,061	$3,072
Weighted average outstanding shares of common stock	11,298	11,236	11,278	11,223
Dilutive effect of:
Warrants	340	299	343	296
Employee stock options	370	302	391	297
Weighted average outstanding shares of common stock and common stock equivalents	12,008	11,837	12,012	11,816
Earnings from continuing operations per share:
Basic	$0.06	$0.09	$0.54	$0.28
Diluted	$0.05	$0.08	$0.50	$0.26

(10)  Stock-Based Compensation

At September 30, 2005, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  As required by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the following table represents the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings to common stockholders, as reported	$1,011	$2,908	$6,283	$11,056
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(66)	(118)	(244)	(248)
Pro forma net earnings to common stockholders	$945	$2,790	$6,039	$10,808
Net earnings per common share:
Basic — as reported	$0.09	$0.26	$0.56	$0.99
Basic — pro forma	$0.08	$0.25	$0.54	$0.96
Diluted — as reported	$0.08	$0.25	$0.52	$0.94
Diluted — pro forma	$0.08	$0.24	$0.50	$0.91

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

In August 2000, Consumer Corp. and Funding LP contributed all of the assets utilized in the operations of the automobile finance operation to Drive pursuant to the terms of a Contribution and Assumption Agreement by and between Consumer Corp. and Drive, and a Contribution and Assumption Agreement by and between Funding LP and Drive (collectively, the “Contribution Agreements”). Drive assumed substantially all of the liabilities of the automobile finance operation as set forth in the Contribution Agreements.  In addition, pursuant to the terms of a Securities Purchase Agreement dated as of August 18, 2000 (the “2000 Securities Purchase Agreement”), by and among FirstCity, Consumer Corp., FirstCity Funding LP (“Funding LP”), and FirstCity Funding GP Corp. (“Funding GP”), IFA-GP and IFA-LP; FirstCity, Consumer Corp., Funding LP and Funding GP made various warranties concerning (i) their respective organizations, (ii) the automobile finance operation conducted by Consumer Corp. and Funding LP, and (iii) the assets transferred by Consumer Corp. and Funding LP to Drive. The Company, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS (USA), IFA-GP and IFA-LP from damages resulting from a breach of any representation or warranty contained in the 2000 Securities Purchase Agreement or otherwise made by the Company, Consumer Corp. or Funding LP in connection with the transaction. All indemnity obligations under the 2000 Securities Purchase Agreement terminated after thirty (30) months with the exception of tax-related representations and warranties with survive for a period of seven (7) years from August 25, 2000 (the “2000 Closing Date”). Neither the Company, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2000 Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold.  Management of the Company believes that FirstCity will not have to pay any amounts related to these agreements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

FirstCity has minority interests in various limited-life partnerships with a carrying value of $1.2 million at September 30, 2005. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at September 30, 2005 is $1.7 million.

Financial Security Assurance Inc. (“FSA”), in its capacity as certificate insurer under the Pooling and Servicing Agreement (the “Pooling and Servicing Agreement”), relating to the FirstCity Capital Home Equity Loan Trust 1998-2 (the “Trust”), dated as of November 1, 1998 by and among FC Capital Corp., in its capacities as seller and master servicer, and The Bank of New York, in its capacity as trustee (the “Trustee”), made demand on FC Capital Corp. to repurchase certain loans that were subject to repurchase due to fraud of third parties in connection with the origination of the loans. FC Capital Corp. agreed to provide a letter of credit in the amount of the repurchase price for the loans in lieu of being required to purchase the loans from the Trust.  FirstCity has obtained and delivered to FSA, for the benefit of FC Capital Corp., an irrevocable letter of credit in the amount of $510,000 from the Bank of Scotland.  Pursuant to the agreement with FSA, FC Capital Corp. will have the option to purchase the loans for $510,000 prior to a call under the letter of credit.

The Company has unsecured notes payable to Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity, in connection with the acquisition of the minority interest in FirstCity Holdings. The notes are to be periodically redeemed by the Company for an aggregate of up to $3.2 million out of certain cash collections from servicing income from Portfolios in Mexico. FirstCity valued the loans at the inception date using an imputed interest rate based on the Company’s cost of funds. At September 30, 2005, these notes had an imputed balance of $.67 million and mature in December 2011.

The Company has preliminarily evaluated the potential impact of Hurricanes Katrina and Rita, and while it is too early to determine the full extent of any losses experienced on the Gulf Coast as a result of these hurricanes, management has been diligently reviewing any exposure that FirstCity might have in the region.  Based on information available as of the date of this report on Form 10-Q, results indicated that the hurricanes will not have a material impact on the consolidated financial statements.  These estimates involve considerable judgment and are inherently imprecise due to a variety of factors, including the scope of the disaster and the preliminary nature of the information used to prepare these estimates.  There can be no assurance that FirstCity’s ultimate losses associated with these events will not be materially different from preliminary estimates.

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

During the third quarter of 2005, the Company recorded earnings to common stockholders on a diluted basis of $1.0 million or $.08 per common share. The operating contribution from the Portfolio Asset acquisition and resolution segment was $2.0 million compared with $3.6 million for the same period in 2004.  The Company was able to invest $18.1 million in portfolio acquisitions during the quarter, $3.4 million are wholly-owned, $14.4 million are in acquisition partnerships in the U.S. and $.3 million was a small investment in a Latin American acquisition partnership.

Earnings from continuing operations for the quarter were down from the second quarter, primarily due to lower earnings from equity investments. The earnings from equity investments is primarily impacted by collection levels which were down by $16.9 million when compared to the second quarter. Operating expenses were relatively flat compared to the second quarter with the exception of $.3 million of provisions recorded on wholly-owned portfolios.

Management remains positive on the outlook of the Company, as it is typical for the timing of the cash collections to vary quarter to quarter and the lower collections during the third quarter is directly related to timing and does not indicate an overall decline in value of the portfolio investments. The acquisitions for the quarter contributed to an $11 million net increase in the primary earning assets base of the Company and FirstCity is currently evaluating 22 different transactions representing over $2.0 billion in face value of assets.

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

Components of the results for the three and nine months ended September 30, 2005 and 2004, respectively, are detailed below (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Portfolio Asset Acquisition and Resolution	$2,020	$3,638	$10,263	$10,127
Corporate interest	—	(978)	—	(3,004)
Corporate overhead	(1,328)	(1,708)	(4,202)	(4,051)
Earnings from continuing operations	692	952	6,061	3,072
Earnings from discontinued operations	319	1,956	222	7,984
Net earnings to common stockholders	$1,011	$2,908	$6,283	$11,056
Diluted earnings per common share	$0.08	$0.25	$0.52	$0.94

Results of Operations

The following discussion and analysis is based on the segment reporting information presented in note 8 of the Consolidated Financial Statements of the Company and should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

Third Quarter 2005 Compared to Third Quarter 2004

The Company reported net earnings of $1.0 million in the third quarter of 2005 compared to $2.9 million in the third quarter of 2004. On a per share basis, diluted net earnings to common stockholders were $.08 in the third quarter of 2005 compared to $.25 in the third quarter of 2004.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset acquisition and resolution segment was $2 million in the third quarter of 2005 compared to $3.6 million in the third quarter of 2004. FirstCity invested $18.1 million in Portfolio acquisitions during the third quarter of 2005, which was comprised of $14.7 million through Acquisition Partnerships and $3.4 million through wholly-owned Portfolio Assets, compared to $27.1 million in the third quarter of 2004, which was comprised of $2.3 million through Acquisition Partnerships and $24.8 million wholly-owned Portfolio Assets. The quarter-end investment in wholly-owned Portfolio Assets increased to $43.2 million at September 30, 2005, from $33.6 million at September 30, 2004, as a result of wholly-owned acquisitions of approximately $26 million since the third quarter of 2004.

Servicing fee revenues.  Servicing fee revenues decreased by 13% to $2.9 million in the third quarter of 2005 from $3.3 million in the third quarter of 2004 primarily due to decreased collections in domestic and Latin American Acquisition Partnerships.

Gain on resolution of Portfolio Assets.  The net gain on resolution of Portfolio Assets increased to $1.3 million in the third quarter of 2005 from $.6 million in the third quarter of 2004 primarily due to the purchase of several wholly-owned Portfolios during 2004.

Equity in earnings of investments.  Equity in earnings of investments decreased 51% to $1.8 million in the third quarter of 2005 compared to $3.7 million in the third quarter of 2004.  Equity earnings in Acquisition Partnerships decreased 44% to $2 million in the third quarter of 2005 from $3.5 million in the third quarter of 2004. Following is a discussion of equity earnings from Acquisition Partnerships by geographic region.

•             Domestic — Equity in earnings of domestic Acquisition Partnerships decreased to $1.8 million in the third quarter of 2005 from $2.4 million in 2004, primarily as a result of a decrease in collections to $20 million in the third quarter of 2005 from $32 million in the third quarter of 2004.

•             Latin America — Equity losses of Acquisition Partnerships located in Latin America (primarily Mexico) were $.4 million in the third quarter of 2005 compared to $.1 million in 2004 primarily due to a decrease in collections to $15 million in the third quarter of 2005 from $26 million in the third quarter of 2004. In addition, a provision for impairment on loans of $5.2 million was recorded in the third quarter of 2005, of which $.3 million was included in equity earnings.  There was no provision for impairment on loans for the same period in 2004. These partnerships reflected net losses of $7.5 million in the third quarter of 2005 compared to net income of $.6 million in 2004.  The partnerships recorded $.1 million of foreign exchange gains in the third quarter of 2005 compared to $2.0 million of foreign exchange losses in 2004 (of which $.03 million and ($.17) million are included in equity earnings, respectively).  Interest expense of $2.5 million and $3.5 million were recorded in the third quarter of 2005 and 2004, respectively. This interest is owed to affiliates of the investors of these partnerships, of which FirstCity recorded $.4 million and $.6 million as interest income in the third quarters of 2005 and 2004, respectively.

•             Europe — Equity in earnings of Acquisition Partnerships located in France decreased 45% to $.6 million in the third quarter of 2005 from $1.2 million in 2004, primarily due to a decrease in collections to $12.5 million in the third quarter of 2005 from $20.9 million in the third quarter of 2004.  FirstCity also recorded $.2 million and $.3 million in foreign currency transactions gains (included in other expenses) relating to investments in France in the third quarters of 2005 and 2004, respectively.

Interest income.  Interest income increased 44% from $.9 million in the third quarter of 2004 to $1.2 million in the third quarter of 2005 and is primarily due to increased purchases of wholly-owned Portfolios.  Also, income on all Portfolios purchased in 2005 is reflected as interest income as a result of FirstCity’s adopting a new accounting pronouncement on January 1, 2005 (see note 3 to the consolidated financial statements).

Other income.  Other income decreased 61% to $.1 million in the third quarter of 2005 from $.4 million in the third quarter of 2004. In the third quarter of 2005, FirstCity increased the estimated carrying value of loans payable to certain members of management by $.2 million.

Expenses.  Operating expenses were $5.3 million and $5.2 million in the third quarters of 2005 and 2004, respectively.

Interest and fees on notes payable were $.9 million and $1.2 million in the third quarters of 2005 and 2004, respectively. The average debt for the quarter decreased to $52.4 million in the third quarter of 2005 from $54.3 million in the third quarter of 2004, and the average cost of borrowing declined from 8.7% in 2004 to 7.0% in 2005, which reflects the lower rates achieved from the debt restructure in the fourth quarter of 2004.

Salaries and benefits were flat at $2.9 million in the third quarter of 2005 and 2004. The total number of personnel within the Portfolio Asset acquisition and resolution segment was 204 and 199 at September 30, 2005 and 2004, respectively.

The provision for loan and impairment losses was $.3 million in the third quarter of 2005.  See note 5 to the consolidated financial statements for a discussion regarding the Company’s adoption on January 1, 2005 of AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”).

Occupancy, data processing, communication and other expenses were $1.2 million for the third quarter of 2005 and $1.1 million in the third quarter of 2004.

Minority interest was minimal from period to period.

Other Items Affecting Operations

The following items affect the Company’s overall results of operations and are not directly related to the Portfolio Asset acquisition and resolution business discussed above.

Corporate interest and overhead.  Company level interest expense decreased to zero in the third quarter of 2005 from $1.0 million in the third quarter of 2004 as a result of the payoff of corporate debt in November 2004 from proceeds received on the sale of the Company’s 31% beneficial interest in Drive.  Other corporate overhead expenses decreased 22% to $1.3 million in the third quarter of 2005 from $1.7 million in the third quarter of 2004, primarily due to decreased legal and accounting fees and other expenses.

Income taxes.  Provision for income taxes was $.08 million and ($.01) million in the third quarters of 2005 and 2004, respectively, and related primarily to state income taxes.  Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the third quarters of either 2005 or 2004.

Discontinued Operations.  The Company recorded a provision of $.3 million the third quarter of 2005 for additional losses from discontinued mortgage operations compared to a provision of $.95 million in the third quarter of 2004. At September 30, 2005, the only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction.  This security is in “run-off,” and the Company is contractually obligated to service the underlying assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. As the security “runs off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

Earnings from discontinued consumer operations were $.6 million in the third quarter of 2005, which reflects the reversal of estimated state tax provisions related to the sale of Drive. Earnings from discontinued consumer operations were $2.9 million in the third quarter of 2004.  As previously discussed, FirstCity sold its interest in Drive in November 2004.

First Nine Months of 2005 Compared to First Nine Months of 2004

The Company reported earnings from continuing operations of $6.1 million in the first nine months of 2005. Net earnings to common stockholders were $6.3 million in the first nine months of 2005 compared to $11.1 million in the first nine months of 2004. On a per share basis, diluted net earnings to common stockholders were $.52 in the first nine months of 2005 compared to $.94 in the first nine months of 2004.

Portfolio Asset Acquisition and Resolution

The operating contribution in the first nine months of 2005 was $10.3 million compared to $10.1 million for the same period last year.  FirstCity purchased $63.9 million of Portfolio Assets during the first nine months of 2005 ($44.4 million through Acquisition Partnerships), compared to $128 million in acquisitions in the first nine months of 2004.  FirstCity’s investment in these acquisitions was $36.4 million and $48.7 million in the first nine months of 2005 and 2004, respectively.  FirstCity’s investment in wholly-owned Portfolio Assets increased to $43.2 million from $33.6 million at September 30, 2005 and 2004, respectively.

Servicing fee revenues.  Servicing fee revenues decreased 11% to $9.0 million in the first nine months of 2005 from $10.1 million in the first nine months of 2004. Service fees from the Mexican partnerships decreased by $.4 million, or 6%, as a result of efforts to reduce operating costs in Mexico.  For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin.  Service fees from the domestic Acquisition Partnerships decreased to $2.7 million in the first nine months of 2005 compared to $3.5 million in the same period in 2004 as a result of lower collections in those partnerships.

Gain on resolution of Portfolio Assets.  The net gain on resolution of Portfolio Assets increased to $4.4 million in the first nine months of 2005 from $.8 million in the first nine months of 2004, primarily due to the purchase of several wholly-owned nonperforming Portfolios in the third and fourth quarters of 2004.

Equity in earnings of investments.  Equity in earnings of investments decreased 15% to $8.9 million in the first nine months of 2005 compared to $10.5 million in the first nine months of 2004. Equity earnings in Acquisition Partnerships decreased 15% to $8.4 million in the first nine months of 2005 from $9.8 million in the first nine months of 2004. Equity in earnings of servicing entities decreased 22% to $.5 million in the first nine months of 2005 from $.6 million in the first nine months of 2004.  Following is a discussion of equity earnings in Acquisition Partnerships by geographic region.  See note 7 to the consolidated financial statements for a summary of revenues and earnings of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships.

•             Domestic — Equity in earnings of domestic Acquisition Partnerships decreased 14% to $6.0 million in the first nine months of 2005 from $7.0 million in the first nine months of 2004 primarily as a result of a decrease in collections to $72 million in the first nine months of 2005 from $90 million in the first nine months of 2004.

•             Latin America — Equity losses of Latin American Acquisition Partnerships decreased to $.3 million in the first nine months of 2005 compared to $.8 million in 2004. The partnerships recorded foreign exchange gains of $9.2 million in the first nine months of 2005 compared to $.04 million in 2004 (of which $.74 million and $.02 million are included in equity earnings, respectively).  These gains reduced the impact of a decrease in collections in the first nine months of 2005 to $49 million from $61 million in the first nine months of 2004, and an increase in the provision for impairments on loans of $6.6 million recorded in the first nine months of 2005 compared to zero for the same period in 2004. These partnerships reflected a loss of $4.8 million in the first nine months of 2005 compared to $5.2 million in 2004. Interest expense of $8.1 million and $8.2 million were recorded during the first nine months of 2005 and 2004, respectively.  This interest is owed to the investors of these partnerships, of which FirstCity recorded $1.1 million and $1.5 million, in 2005 and 2004, respectively, as interest income.

•             Europe — Equity in earnings of Acquisition Partnerships located in France decreased to $2.6 million in the first nine months of 2005 compared to $3.7 million in 2004 primarily due to a decrease in collections of $41.5 million in the first nine months of 2005 from $70.6 million for the same period in 2004. In addition, there have been no equity investments in new Portfolios during 2005.  During the first nine months of 2005 and 2004, FirstCity also recorded $.7 million and $.9 million, respectively,  in foreign currency transaction gains (included in other expenses) relating to investments in France.

Interest income.  Interest income increased 57% to $3.2 million in the first nine months of 2005 from $2.0 million in the first nine months of 2004, primarily due to increased purchases of wholly-owned Portfolios.  Also, income on all Portfolios purchased in 2005 is reflected as interest income as a result of FirstCity adopting a new accounting pronouncement on January 1, 2005 (see note 3 to the consolidated financial statements).

Other income.  Other income was $.7 million in the first nine months of 2005 compared to $1.8 million in 2004.  In 2004, FirstCity reduced the estimated carrying value of loans payable to certain members of management by $.8 million, and in 2005, this estimated carrying value was increased by $.2 million.

Expenses.  Operating expenses were $15.7 million in the first nine months of 2005 compared to $15.1 million in the first nine months of 2004.

Interest and fees on notes payable decreased to $2.6 million in the first nine months of 2005 from $2.8 million in the first nine months of 2004. The average debt for the period increased to $51.2 million in the first nine months of 2005 from $41.5 million in the first nine months of 2004; however, the average cost of borrowing declined to 6.9% in 2005 from 9.1% in 2004.

Salaries and benefits increased to $9.0 million in the first nine months of 2005 from $8.8 million in the first nine months of 2004. Total personnel within the Portfolio Asset acquisition and resolution segment were 204 and 199 at September 30, 2005 and 2004, respectively.

The provision for loan and impairment losses was $.44 million in the first nine months of 2005 compared to $.02 million in 2004.  See note 5 of the consolidated financial statements for a detailed discussion on FirstCity’s allowance for loan losses.

Occupancy, data processing, communication and other expenses increased by 6% to $3.5 million in the first nine months of 2005 from $3.3 million in the first nine months of 2004.

Other Items Affecting Operations

The following items affect the Company’s overall results of operations and are not directly related to any one of the Company’s businesses discussed above.

Corporate interest and overhead.  Company level interest expense was zero in the first nine months of 2005 compared to $3.0 million in the first nine months of 2004 as a result of the payoff of corporate debt in November 2004 from proceeds received on the sale of the Company’s 31% beneficial interest in Drive.  Other corporate overhead expenses remained relatively flat at $4.2 million in the first nine months of 2005 compared to $4.1 million for the same period in 2004.

Income taxes.  Provision for income taxes was $.3 million in the first nine months of 2005 and $.1 million in the first nine months of 2004 and was related primarily to state income taxes.  Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in either of the first nine months of 2005 or 2004.

Discontinued Operations.  The Company recorded a provision of $.3 million in the first nine months of 2005 for additional losses from discontinued mortgage operations compared to a provision of $1.2 million in the first nine months of 2004.  At September 30, 2005, the only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction.  In April 2005, the Company exercised an early purchase option on the 1998-1 securitization.  Loans receivable were recorded at $6.1 million in accordance with EITF 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold.  The transaction did not have an impact on the results of operations, but did result in the elimination of $.8 million of residual interests previously classified as discontinued mortgage assets.

Earnings from discontinued consumer operations was $.6 million in the first nine months of 2005 compared to earnings of $9.2 million in the first nine months of 2004 as a result of the sale of FirstCity’s interest in Drive in November 2004.   During the third quarter of 2005, an estimated tax provision of $.6 million was reversed due to lower than anticipated state income taxes related to the sale of Drive.

Financial Condition

Major changes in FirstCity’s financial position resulted from the following.

Consolidated assets of $165 million at September 30, 2005, were $6.3 million higher than that at December 31, 2004, primarily as a result of increases in Portfolio Assets and equity investments offset by decreases in cash, loans receivable, discontinued operations and investment securities.  During the first nine months of 2005, FirstCity invested $16.9 million in Portfolio Asset acquisitions through Acquisition Partnerships and $19.5 million through wholly-owned subsidiaries.  In addition, FirstCity invested $2.0 million to increase its ownership percentage in a French servicing company from 10% to 12% and in an Acquisition Partnership located in France from 33% to 43%.  During the first quarter of 2005, FirstCity also sold its investment in certain bonds receivable, with a carrying value of approximately $.68 million, for a net gain of $.064 million.

Consolidated liabilities of $68 million as of September 30, 2005, were $1.5 million higher than that at December 31, 2004. Total notes payable increased by $11 million, which reflected advances for portfolio acquisitions offset by a $9.5 million decrease in other liabilities primarily related to a $8.0 million participation liability owed to Bank of Scotland upon the sale of Drive, which was paid in the first quarter of 2005.

Portfolio Asset Acquisition and Resolution

Aggregate acquisitions by the Company are as follows (in thousands):

	Purchase	FirstCity
	Price	Investment
First nine months of 2005	$63,869	$36,395
Total 2004	174,139	59,762
Total 2003	129,192	22,944
Total 2002	171,769	16,717
Total 2001	224,927	24,319
Total 2000	394,927	22,140

The following table presents selected information regarding the revenues and expenses of the Company’s Portfolio Asset acquisition and resolution business (in thousands):

Analysis of Selected Revenues and Expenses

Portfolio Asset Acquisition and Resolution

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Portfolio Assets and Loans Receivable:
Average investment in Portfolio Assets and loans receivable:
Domestic	$44,568	$22,160	$40,305	$13,552
Latin America	17,766	18,090	18,548	16,163
Europe	509	609	517	1,391
Total	$62,843	$40,859	$59,370	$31,106
Income from Portfolio Assets and loans receivable:
Domestic	$2,189	$863	$6,445	$1,309
Latin America	349	600	1,096	1,513
Europe	7	6	22	49
Total	$2,545	$1,469	$7,563	$2,871
Average return (annualized):
Domestic	19.6%	15.6%	21.3%	12.9%
Latin America	7.9%	13.3%	7.9%	12.5%
Europe	5.5%	3.9%	5.7%	4.7%
Total	16.2%	14.4%	17.0%	12.3%
Servicing fee revenues:
Domestic partnerships:
Servicing fee revenue	$751	$1,192	$2,725	$3,453
Average servicing fee %	3.8%	3.7%	3.8%	3.8%
Latin American partnerships:
Servicing fee revenue	$2,039	$2,017	$5,935	$6,373
Average servicing fee %	13.8%	7.7%	12.1%	10.4%
Incentive service fees	$101	$119	$312	$250
Total Service Fees:
Servicing fee revenue	2,891	3,328	8,972	10,076
Average servicing fee %	8.4%	5.7%	7.4%	6.7%
Collections:
Domestic	$19,781	$32,282	$72,008	$89,720
Latin America	14,749	26,352	48,924	61,447
Europe	12,477	20,867	41,463	70,574
Subtotal	47,007	79,501	162,395	221,741
Wholly owned:	5,804	3,157	19,735	4,311
Total	$52,811	$82,658	$182,130	$226,052
Personnel:
Personnel expenses	$2,852	$2,851	$9,039	$8,830
Number of personnel (at period end):
Domestic	65	62
Mexico	139	137
Subtotal	204	199
Corporate	33	33
Total	237	232
Interest expense:
Average debt	$52,385	$54,254	$51,154	$41,516
Interest expense	917	1,174	2,645	2,832
Average cost (annualized)	7.0%	8.7%	6.9%	9.1%

The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships (dollars in thousands):

Analysis of Selected Revenues and Expenses

Acquisition Partnerships

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Gain on resolution of Portfolio Assets	$14,668	$21,842	$52,455	$64,551
Gross profit percentage on resolution of Portfolio Assets	41.16%	30.03%	38.48%	32.54%
Interest income	$2,267	$2,365	$7,022	$7,530
Other income	252	1,963	621	2,479
Interest expense (1):
Interest expense	$3,559	$4,916	$11,736	$13,119
Average cost (annualized)	4.68%	5.64%	4.90%	5.00%
Other expenses:
Service fees	$5,416	$4,207	14,803	13,005
Other operating costs	9,037	7,241	21,752	19,599
Foreign currency gains	(113)	(2,046)	(9,188)	(37)
Income taxes	269	3	1,070	170
Total other expenses	14,609	9,405	28,437	32,737
Net earnings (loss)	$(981)	$11,849	$19,925	$28,704
Equity in earnings of Acquisition Partnerships	$1,975	$3,507	$8,385	$9,844
Equity in earnings (loss) of Servicing Entities	(192)	149	489	626
Equity in earnings of investments	$1,783	$3,656	$8,874	$10,470

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

FirstCity has a $96 million revolving acquisition facility with Bank of Scotland that matures in November 2008.  This facility is used to finance the equity portion of distressed asset pool purchases and to provide for the issuance of Letters of Credit and working capital loans.  This facility (i) allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to 35 million U.S. dollars, (ii) allows loans to be made for acquisition of Portfolio Assets originated in Latin America of up to $35 million, (iii) provides for an interest rate of LIBOR plus 2.50% to 2.75%, (iv) provides for a commitment fee of 0.20% of the unused balance of the revolving acquisition facility, and (v) provides that the aggregate borrowings under the facility does not exceed 60% of the net present value of FirstCity’s interest in Portfolio Assets and in Acquisition Partnerships pledged to secure the acquisition facility.

In August 2005, FH Partners, L.P., an indirect wholly-owned affiliate of FirstCity, and Bank of Scotland, acting through its New York branch, as agent for itself as lender, entered into a Revolving Credit Agreement that provides a $50 million revolving portfolio acquisition facility for FH Partners, L.P. to be secured by all of the assets of FH Partners, L.P.  The loan facility will be used to finance portfolio and asset purchases.  The facility (i) allows loans to be made for the acquisition of portfolio assets in the United States, (ii) provides that each loan may be in an amount of up to 70% of the net present value of the assets being acquired with the proceeds of the loan, (iii) provides that the aggregate outstanding balances of all loans will not exceed 65% of the net present value of the assets securing the loan facility, (iv) provides for an interest rate of LIBOR plus 2.0%, (v) provides for an annual commitment fee of 0.20% of the unused balance of the revolving acquisition facility, (vi) provides for a utilization fee of 0.75% of the amount of each loan made under the loan facility, (vii) provides for an upfront fee of $350 thousand, (viii) provides for facility fees of $100 thousand, for the period commencing on the Effective Date to but excluding the first anniversary thereof, $75 thousand, for the period commencing on the first anniversary of the Effective Date to but excluding the second anniversary thereof, and $50 thousand, for each subsequent one-year period, and (ix) provides for a maturity date of November 12, 2008.  The obligations of FH Partners, L.P. under the Revolving Credit Agreement are guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.

FirstCity’s $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill, terminated by its own terms on March 31, 2005.  This facility had been used to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates.  On November 12, 2004, the outstanding balances on the Cargill facility were paid down to zero funded out of proceeds from the $96 million facility.  FirstCity has not used the facility since September 2004 and determined that the facility was no longer necessary in light of the $96 million revolving acquisition facility provided by the Bank of Scotland.

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

Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of September 30, 2005, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $152 million and outstanding borrowings of $62 million.

Management believes that the Bank of Scotland facilities, the related fees generated from the servicing of assets, equity distributions from existing Acquisition Partnerships and wholly-owned portfolios, as well as sales of interests in equity investments, will allow the Company to meet its obligations as they come due during the next twelve months.

The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of November 9, 2005, and the outstanding borrowings under such facilities as of September 30, 2005.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	November 9,	September 30,
	2005	2005	Interest Rate	Other Terms and Conditions
	(Dollars in millions)

Bank of Scotland $96 million portfolio acquisition and working capital facility (1)	$96	$39	LIBOR + 2.5% - 2.75%	Secured by equity interests and other assets of FirstCity, matures November 2008

Unsecured loans payable to senior management	1	1	Rate based Corporate average cost of funds	Contingent liability related to acquisition of minority interest, matures December 2011

Bank of Scotland $50 million portfolio acquisition - revolving credit	50	18	LIBOR + 2.0%	Secured by assets of FH Partners, L.P. and guaranteed by the Company, matures November 2008

American Bank term loan for portfolio acquisition by FC Washington	5	4	Fixed 5.625%	Secured by assets of FC Washington and guaranteed by the Company, 3-year term loan

Total	$152	$62

Unconsolidated Acquisition Partnerships Term Facilities (2)	$62	$62	Various rates	Secured by Portfolio Assets, various maturities non-recourse

(1)          The Bank of Scotland facility allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million.  At September 30, 2005, the Company had approximately $10.1 million outstanding under the Euro-denominated portion of this facility.

(2)          In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Latin American Acquisition Partnerships also have term debt of approximately $232 million outstanding as of September 30, 2005, owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $17.1 million as Loans Receivable on the Consolidated Balance Sheets.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company’s strategic objectives and future performance, which are not historical facts, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, risks associated with foreign operations; currency exchange rate fluctuations; the performance of the Company’s subsidiaries and affiliates; the availability of Portfolio Assets; assumptions underlying Portfolio asset performance; interest rate risk; the degree to which the Company is leveraged; the Company’s continued need for financing; availability of the Company’s credit facilities; the impact of certain covenants in loan agreements of the Company and its subsidiaries; risks of declining value of loans, collateral or assets; the ability of the Company to utilize NOLs; uncertainties of any litigation that might arise from discontinued operations; general economic conditions; foreign social and economic conditions; changes (legislative and otherwise) in the asset securitization industry; fluctuations in residential and commercial real estate values; capital market conditions, including the markets for asset-backed securities; factors more fully discussed and identified in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004 (including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as in other Securities and Exchange Commission filings of the Company. Many of these factors are beyond the Company’s control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

The Company currently has investments in Europe and Latin America (primarily Mexico and Argentina). In Europe, the Company’s investments are in the form of equity and represent a significant portion of the Company’s total equity investments. As of September 30, 2005, one U.S. dollar equaled .83 Euros. A sharp change in the Euro relative to the U.S. dollar could materially adversely affect the financial position and results of operations of the Company. A 5% and 10% incremental depreciation of the Euro would result in an estimated decline in the valuation of the Company’s equity investments in Europe of approximately $.8 million and $1.6 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Euro relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations. As discussed above, the revolving acquisition facility with Bank of Scotland for $96 million allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million U.S. dollars. At September 30, 2005, the Company had $10.1 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. Management of the Company feels that this loan agreement will help reduce the risk of adverse effects of currency changes on Euro-denominated investments.

In Mexico, approximately 95% of the Company’s investments are made through U.S. dollar denominated loans to the Partnerships located in Mexico. The remaining investment is in the form of equity in these same Partnerships. The loans receivable are required to be repaid in U.S. dollars. Although the U.S. dollar balance of these loans will not change due to a change in the Mexican peso, the future estimated cash flows of the underlying assets in Mexico could become less valuable as a result of a change in the exchange rate for the Mexican peso, and thus, could affect the overall total returns to the Company on these investments. As of September 30, 2005, one U.S. dollar equaled 10.85 Mexican pesos. A 5% and 10% incremental depreciation of the Mexican peso would result in an estimated decline in the valuation of the Company’s total investments in Mexico of approximately $.8 million and $1.6 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Mexican peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

FirstCity has investments in three Portfolios in South America — primarily in the form of loans receivable from Argentina Acquisition Partnerships. As of September 30, 2005, one U.S. dollar equaled 2.92 Argentine pesos. The Company estimates that a 5% and 10% incremental depreciation of the Argentine peso would result in a decline in the valuation of the Company’s total investments in Argentina of approximately $.083 million and $.16 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Argentine peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.  There has been no change in the Company’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to affect, the registrant’s internal control over financial reporting.

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

On January 19, 2005, Prudential Financial, Inc. filed a petition in interpleader seeking to interplead 321,211 shares of Prudential common stock and any associated dividends arising from the demutualization of Prudential Financial, Inc. in December 2000. The shares of Prudential common stock related to group annuity contracts purchased by First-City National Bank of Houston, as trustee of the First City Bancorporation Employee Retirement Trust (the “Trust”) to fund obligations to participants in the First City Bancorporation Employee Retirement Plan (the “Plan”) in connection with termination of the Plan and the Trust in 1987. FirstCity, FCLT Loans Asset Corp. (“FCLT”), as purported assignee of the FirstCity Liquidating Trust, JP Morgan Chase Bank, National Association (“JPMCB”), and First-City National Bank of Houston as trustee of the Trust were made defendants in the suit as claimants to the Prudential common stock. An agreed order dated January 27, 2005, was entered providing that the Prudential common stock be transferred to JPMBC as record owner and for the sale of the stock. The January 27, 2005 court order also provided that the proceeds from the sale are to be held by JPMCB pending resolution, by agreement or court order, of all conflicting claims to the proceeds. JPMBC has indicated that the Prudential common stock was sold on January 28, 2005 for total proceeds of approximately $17.5 million. JPMCB also holds funds in the amount of approximately $489 thousand, which were dividend payments related to the Prudential common stock. FirstCity and FCLT have filed cross claims asserting ownership of the proceeds. JPMCB, in its capacity as successor trustee of the Trust filed an answer indicating that it was only acting in the suit in its capacity as trustee for the Trust. JPMBC also sought to add as additional parties to the suit a putative class of former employees of First City Bancorporation of Texas, Inc. (now FirstCity) who were participants in the Plan. JPMCB also seeks a declaration from the court as to whether the proceeds should be distributed to the successor of First City Bancorporation or to the putative class. Timothy Blair answered JPMCB’s third party action and the class of former employees has been certified by the court.  FCLT has included in its counterclaim against FirstCity claims for damages related to alleged breaches of contract by FirstCity related to failure to assign the proceeds to FCLT and FirstCity’s assertion of a claim to the proceeds and a claim for tortious interference by FirstCity as a result of FirstCity’s claim for the proceeds.  FirstCity intends to vigorously contest the claims of FCLT, as FirstCity believes that the claims of FCLT are without merit and that it has valid defenses to these claims.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders (the “Annual Meeting”) on August 4, 2005. The following items for business were considered at the Annual Meeting.

(a) Election of Directors

The following were elected as directors to serve as members of the Company’s Board of Directors until the Company’s 2006 annual meeting of stockholders. The number of votes cast for each nominee was as follows:

Nominee	Votes For	Votes Against	Abstained

James R. Hawkins	10,661,686	22,083	—
C. Ivan Wilson	9,922,076	761,693	—
James T. Sartain	10,674,286	9,483	—
Richard E. Bean	10,674,186	9,583	—
Dane Fulmer	9,926,066	757,703	—
Robert E. Garrison II	10,674,086	9,683	—
D. Michael Hunter	10,674,056	9,713	—
Jeffery D. Leu	10,442,821	240,948	—

(b) Ratification of Appointment of Auditors

A proposal to ratify the Board of Directors’ appointment of KPMG LLP as the Company’s independent auditors for 2005 was approved by the stockholders. The number of votes for the proposal: 10,676,097; votes against: 4,858; abstentions: 2,814.

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

3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

10.1	—

Revolving Credit Agreement, dated August 26, 2005, among FH Partners, L.P., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 1, 2005).

10.2	—

Guaranty Agreement, dated August 26, 2005, executed by FirstCity Financial Corporation, FirstCity Commercial Corporation, FirstCity Europe Corporation, FirstCity Holdings Corporation, FirstCity International Corporation, FirstCity Mexico, Inc., and FirstCity Servicing Corporation for the benefit of Bank of Scotland, as agent, and lenders (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated September 1, 2005).

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—

Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

32.2*	—

Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

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

Dated: November 14, 2005

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

3.2	—	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated July 3, 1995 filed with the Commission on July 18, 1995).

10.1	—

Revolving Credit Agreement, dated August 26, 2005, among FH Partners, L.P., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 1, 2005).

10.2	—

Guaranty Agreement, dated August 26, 2005, executed by FirstCity Financial Corporation, FirstCity Commercial Corporation, FirstCity Europe Corporation, FirstCity Holdings Corporation, FirstCity International Corporation, FirstCity Mexico, Inc., and FirstCity Servicing Corporation for the benefit of Bank of Scotland, as agent, and lenders (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated September 1, 2005).

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—

Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

32.2*	—

Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.