Form 10-K
period 2005-12-31
FIRSTCITY FINANCIAL CORP
filed 2006-03-16
CIK 828678

Use these links to rapidly review the document
FIRSTCITY FINANCIAL CORPORATION TABLE OF CONTENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(254) 761-2800 (Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $.01
Adjusting Rate Preferred Stock, par value $.01

        Indicate by check mark if the registrant: is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant: is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of the common stock on the Nasdaq National Market System as of June 30, 2005, was approximately $104,527,351.

        The number of shares of common stock outstanding at March 8, 2006, was 11,307,187.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

FIRSTCITY FINANCIAL CORPORATION

FORWARD LOOKING INFORMATION

        Some of the statements in this report constitute forward-looking statements by words such as "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," "estimate," "predict," "potential," or "continue" or other similar expressions. Under "Item 1A. Risk Factors.", we discuss certain factors that affect our business and operations and factors that may cause our actual results to differ materially from these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

PART I

Item 1. Business.

General

        FirstCity Financial Corporation (the "Company", "FirstCity," "we" or "us"), a Delaware corporation, is a financial services company headquartered in Waco, Texas with offices throughout the United States and Mexico and a presence in Europe and South America. The Company began operating in 1986 as a specialty financial services company focused on acquiring and resolving distressed loans and other assets purchased at a discount relative to the aggregate unpaid principal balance of the loans or the appraised value of the other assets ("Face Value"). To date the Company has acquired, for its own account and through various affiliated partnerships, pools of assets or single assets (collectively referred to as "Portfolio Assets" or "Portfolios") with a Face Value of approximately $8.7 billion. The Company's servicing expertise, which it has developed largely through the resolution of distressed assets, is a cornerstone of its growth strategy. Today the Company is engaged in one reportable business segment—Portfolio Asset acquisition and resolution. See Note 8 of the Company's Consolidated Financial Statements for certain financial information about this segment of the Company. The Company's consumer lending operations have been discontinued as of September 21, 2004. The only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction. See Note 3 of the Consolidated Financial Statements.

Securities Exchange Act Reports and Additional Information

        FirstCity makes available free of charge on or through its website at www.fcfc.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and other information releases including all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at www.sec.gov.

Business Strategy

        The Company's core business is the acquisition, management, servicing and resolution of Portfolio Assets. Key elements of the Company's overall business strategy include:

  •
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

  •
  Acquiring, managing, servicing and resolving Portfolio Assets in certain international markets, either separately or in partnership with others.

  •
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

Background

        The Company began operating in the financial service business in 1986 as a purchaser of distressed assets from the Federal Deposit Insurance Corporation ("FDIC") and the Resolution Trust Corporation ("RTC"). From its original office in Waco, Texas, with a staff of four professionals, the Company's asset acquisition and resolution business grew to become a significant participant in an industry fueled by the problems experienced by banks and thrifts throughout the United States. In the late 1980s, the Company also began acquiring assets from healthy financial institutions interested in eliminating nonperforming assets from their portfolios. The Company began its relationship with Cargill in 1991. Since that time, the Company and Cargill have formed a series of Acquisition Partnerships through which they have jointly acquired over $7.5 billion in Face Value of Portfolio Assets.

        In July 1995, the Company acquired by merger (the "Merger") First City Bancorporation of Texas, Inc. ("FCBOT"), a former bank holding company that had been engaged in a proceeding under Chapter 11 of the United States Bankruptcy Code since November 1992. As a result of the Merger, the Common Stock of the Company became publicly held. In addition, as a result of the Merger, the Company retained FCBOT's rights to approximately $596 million in NOLs, which the Company uses to offset taxable income generated by the Company and its consolidated subsidiaries.

        In July 1997, the Company acquired Harbor Financial Group, Inc. and its subsidiaries (collectively referred to as "Mortgage Corp."), a company engaged in the residential and commercial mortgage banking business since 1983, and expanded into related niche financial services markets, such as mortgage conduit banking, conducted through one of its subsidiaries, FC Capital Corp. ("Capital Corp."), and consumer finance, conducted through another of its subsidiaries, FirstCity Consumer Lending Corporation ("Consumer Corp.").

        In 1999, Harbor Financial Group, Inc., Harbor Financial Mortgage Corporation ("Harbor") and four subsidiaries of Harbor filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. These bankruptcy proceedings were later converted to liquidation proceedings under Chapter 7 of the United States Bankruptcy Code. Effective during the third quarter of 1999, management of the Company adopted formal plans to discontinue the operations of Mortgage Corp. and Capital Corp. These entities comprised the operations that were previously reported as the Company's mortgage banking operations, including the operations of Harbor. Because the Company formally adopted plans to discontinue the operations of Mortgage Corp. and Capital Corp., and operations at each such entity have ceased, the results of historical operations for Mortgage Corp. and Capital Corp. have been reflected as discontinued mortgage operations.

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

        In December 2002, FirstCity completed a recapitalization in which holders of FirstCity's redeemable preferred stock, par value $.01 per share ("New Preferred Stock"), representing 89.3% of the shares previously outstanding, exchanged 1,092,210 shares of New Preferred Stock for 2,417,388 shares of common stock and $10.5 million. FirstCity also recognized the $4 million gain (previously deferred) from the release of its guaranty of Drive's indebtedness to BoS(USA). BoS(USA)'s warrant to purchase 1,975,000 shares of non-voting common stock was cancelled. FirstCity also acquired the minority interest in

FirstCity Holdings held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity, by issuing 400,000 shares of common stock of the Company and a note payable with an imputed balance of $.6 million at December 31, 2005. This note is to be paid from incentive servicing fees received from the Mexican Acquisition Partnerships, with an aggregate payout to the note holders not to exceed $3.2 million.

        On November 1, 2004, FirstCity and certain of its subsidiaries completed the sale of its remaining 31% beneficial ownership interest in Drive Financial Services LP ("Drive") and its general partner, Drive GP LLC, to IFA-GP, IFA-LP and Drive Management LP ("MG-LP") for a total purchase price of $108.5 million in cash, which resulted in distributions and payments to FirstCity and Consumer Corp. in the aggregate amount of $86.8 million in cash from various sources.

        On December 30, 2004, FirstCity redeemed all of the outstanding shares of its New Preferred Stock at a total redemption price of $21.525 per share. The redemption price represented the liquidation preference of the New Preferred Stock plus the final normal quarterly dividend of $.525 per share.

Portfolio Asset Acquisition and Resolution Business

        In the Portfolio Asset acquisition and resolution business, FirstCity primarily acquires loans in groups or portfolios that have experienced deterioration of credit quality between origination and the Company's acquisition of the loans. The amount paid for a loan reflects FirstCity's determination that it is probable the Company will be unable to collect all amounts due according to the loan's contractual terms.

        On January 1, 2005, FirstCity adopted the provisions of Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). For loan portfolios acquired prior to January 1, 2005, FirstCity designated these loans as non-performing Portfolio Assets or performing Portfolio Assets. Such designation was made at the acquisition of the pool and does not change even though the actual performance of the loans may change. FirstCity accounts for all loans acquired after 2004 in accordance with SOP 03-3. See Note 1 of the consolidated financial statements for discussion of the impact of SOP 03-3, on FirstCity's accounting for Portfolio Assets in 2005.

        Portfolios are either acquired for FirstCity's own account or through investment entities formed with Cargill or one or more other co-investors (each such entity, an "Acquisition Partnership"). See "—Relationship with Cargill". To date, FirstCity and the Acquisition Partnerships have acquired over $8.7 billion in Face Value of assets, with FirstCity's equity investment being $389 million.

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

        FirstCity seeks to resolve Portfolio Assets through (i) a negotiated settlement with the borrower in which the borrower pays all or a discounted amount of the loan, (ii) conversion of the loan into a performing asset through extensive servicing efforts followed by either a sale of the loan to a third party or retention of the loan by FirstCity or the Acquisition Partnerships or (iii) foreclosure and sale of the collateral securing the loan.

        FirstCity has substantial experience acquiring, managing and resolving a wide variety of asset types and classes. As a result, it does not limit itself as to the types of Portfolios it will evaluate and purchase. FirstCity's willingness to acquire Portfolio Assets is generally determined by factors including the information that is available regarding the assets in a Portfolio, the price at which the Portfolio can be acquired and the expected net cash flows from the resolution of such assets. FirstCity and the Acquisition Partnerships have acquired Portfolio Assets in virtually all 50 states, the Virgin Islands, Dominican Republic, Puerto Rico, Chile, France, Germany, Japan, Mexico, and Argentina. FirstCity believes that its willingness to acquire nonhomogeneous Portfolio Assets without regard to geographic location provides it with an advantage over certain competitors that limit their activities to either a specific asset type or geographic location.

        FirstCity also seeks to capitalize on emerging opportunities in foreign countries in which the market for nonperforming loans of the type generally purchased by FirstCity is less efficient than the market for such assets in the United States. FirstCity has a 20.43% effective interest in MCS et Associes ("MCS"), a French asset servicing company. FirstCity is, in conjunction with MCS and Cargill, actively pursuing opportunities to purchase pools of Portfolio Assets in France and other areas of Western Europe. In addition, FirstCity has offices in Guadalajara and Mexico City, Mexico that facilitate FirstCity's participation in acquisition of Portfolios in Mexico. Since 2004, FirstCity has also participated in Portfolio acquisitions in Germany and South America, primarily in Argentina.

        The following table presents selected data for the Portfolio Assets acquired by FirstCity:

Portfolio Assets

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Face Value	$330,390	$842,920	$386,895
Total purchase price	$146,581	$174,139	$129,192
Total invested(1)	$134,085	$139,850	$64,303
FirstCity invested(2)	$71,405	$59,762	$22,944
Total number of Portfolio Assets	28,839	323,111	10,056

Portfolio Purchases by Region

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Purchase price
Domestic	$93,410	$91,300	$92,632
Europe	37,172	9,837	31,160
Latin America	15,999	73,002	5,400

Total	$146,581	$174,139	$129,192

FirstCity invested(2)
Domestic	$58,558	$47,681	$12,455
Europe	10,638	2,213	9,409
Latin America	2,209	9,868	1,080

Total	$71,405	$59,762	$22,944

(1)
Includes investments made in the form of equity and notes receivable from the Acquisition Partnerships payable to affiliates of the investors.

(2)
Includes investments made in the form of equity and notes receivable from the Acquisition Partnerships payable to affiliates of the Company.

  Sources of Portfolio Assets

        FirstCity develops its Portfolio Asset opportunities through a variety of sources. Since the activities or contemplated activities of expected sellers are generally publicized in industry publications and through other similar sources, FirstCity monitors such publications and similar sources. FirstCity also maintains relationships with a variety of parties involved as sellers or as brokers or agents for sellers. Many of the brokers and agents concentrate by asset type and have become familiar with FirstCity's acquisition criteria and periodically approach FirstCity with identified opportunities. In addition, business referrals from other investors in Acquisition Partnerships, repeat business from previous sellers, focused marketing by FirstCity and the nationwide presence of FirstCity are important sources of business.

        FirstCity identifies investment opportunities in foreign markets in much the same manner as in the United States. In varying degrees of volume and efficiency, the markets of Europe, Asia, and Latin America all include sellers of nonperforming assets. In some countries, such as Mexico, the government has taken a very active role in the management and orderly disposition of these types of assets. FirstCity's established presence in Mexico and France provides a strong base for the identification, valuation, and acquisition of assets in those countries, as well as in adjacent markets. FirstCity continues to identify partners who have contacts within various foreign markets and or can assist in locating Portfolio Asset opportunities with FirstCity.

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

        The evaluation includes an analysis of an asset's projected cash flow and sources of repayment, including the availability of third party guarantees. FirstCity values loans (and other assets included in a portfolio) on the basis of its estimate of the present value of estimated cash flow to be derived in the resolution process. Once the cash flow estimates for a proposed purchase and the financing and partnership structure, if any, are finalized, FirstCity can complete the determination of its proposed purchase price for the targeted Portfolio Assets. Purchases are subject to purchase and sale agreements between the seller and the purchasing affiliate of FirstCity.

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

  Servicing

        After a Portfolio is acquired, FirstCity assigns the Portfolio Assets to account servicing officers who are independent of the personnel that performed the due diligence evaluation in connection with the purchase of the Portfolio. Portfolio Assets are serviced either at the Company's headquarters or in one of FirstCity's other offices. FirstCity may establish servicing operations in locations in close proximity to significant concentrations of Portfolio Assets. Such offices are reviewed for closing after the assets in the geographic region surrounding the office are substantially resolved. The assigned account servicing officer develops a business plan and budget for each asset based upon an independent review of the cash flow projections developed during the investment evaluation, physical inspections of assets or collateral underlying the related loans, evaluation of local market conditions and discussions with the relevant borrower. Budgets are periodically reviewed and revised as necessary. FirstCity employs loan-tracking software and other operational systems that are generally similar to systems used by commercial banks, but which have been enhanced to track both the collected and the projected cash flows from Portfolio Assets.

        FirstCity services, in all material respects, the Portfolio Assets owned for its own account, the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, certain Portfolio Assets owned by third parties. In connection with the Acquisition Partnerships in the United States, FirstCity generally earns a servicing fee, which is a percentage of gross cash collections generated rather than a management fee based on the Face Value of the asset being serviced. The rate of servicing fee charged is generally a function of the average Face Value of the assets within each pool being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range), the type of assets and the level of servicing required on each asset. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. The Company also has certain consulting contracts with its Mexican investment entities pursuant to which the Company is entitled to additional compensation for servicing once a specified return to the investors has been achieved. The Acquisition Partnerships in France are serviced by MCS in which the Company maintains a 20.4% direct and indirect equity interest.

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

        Each Acquisition Partnership is a separate legal entity, (generally a limited partnership, but may instead be a limited liability company, trust, corporation or other type of entity). FirstCity and an investor typically form a corporation to serve as the corporate general partner of each Acquisition Partnership. Generally, for domestic Acquisition Partnerships, FirstCity and another investor each own 50% of the general partner and a 49.5% limited partnership interest in the domestic Acquisition Partnership (the general partner owns the other 1% interest). Cargill or its affiliates are the investor in the vast majority of the Acquisition Partnerships currently in existence. See "—Relationship with Cargill." Certain institutional investors have also held limited partnership interests in the Acquisition Partnerships and may hold interests in the related corporate general partners.

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

        Senior secured acquisition financing by Bank of Scotland and Cargill provides the majority of the funding for the purchase of Portfolios. Senior acquisition financing is obtained at variable interest rates with negotiated spreads to the base rates. The terms of the senior acquisition debt of the Acquisition Partnerships often allow, under certain conditions, distributions to equity partners before the debt is repaid in full.

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

  Relationship with Cargill

        Cargill, a diversified financial services company, is a wholly owned subsidiary of Cargill, Incorporated, which is generally regarded as one of the world's largest privately held corporations and has offices worldwide. Cargill and its affiliates provide significant debt and equity financing to the Acquisition Partnerships. In addition, FirstCity believes its relationship with Cargill significantly enhances FirstCity's credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into related businesses and foreign markets.

        The Company, FirstCity Servicing Corporation, Cargill and its wholly owned subsidiary CFSC Capital Corp. II ("CFSC"), under the terms of Right of First Refusal Agreement, were parties to a Right of First Refusal Agreement and Due Diligence Reimbursement Agreement effective as of January 1, 1998, as amended (the "Right of First Refusal Agreement") from 1992 through February 1, 2006. The Right of First Refusal Agreement had a termination date of February 1, 2006 which would renew automatically for an additional year on an annual basis thereafter unless either party gave notice to the other of its desire to discontinue the arrangement six months prior to the termination date. Pursuant to the Right of First Refusal Agreement, if the Company received an invitation to bid on or otherwise obtain an opportunity to acquire Portfolio Assets in the United States, Mexico, Central America or South America within certain thresholds, CFSC had the option to participate in the proposed purchase through an Acquisition

Partnership. The Right of First Refusal Agreement was extended through February 28, 2006 while the parties negotiated the terms under which the Right of First Refusal Agreement might be extended. The Right of First Refusal Agreement terminated on February 28, 2006. The parties are continuing to negotiate the terms on which an arrangement similar to the Right of First Refusal Agreement might be entered into by the parties.

        The Right of First Refusal Agreement did not prohibit the Company from holding discussions with entities other than CFSC regarding potential joint purchases of interests in loans, receivables, real estate or other assets, provided that any such purchase was subject to CFSC's right to participate in the Company's share of the investment. The Right of First Refusal Agreement further provided that, subject to certain conditions, CFSC would pay to the Company a monthly amount to cover due diligence expense, plus 50% of the third party due diligence expenses incurred by the Company in connection with proposed asset purchases. The Right of First Refusal Agreement was a restatement and extension of a similar agreement entered into among the Company, certain members of the Company's management and Cargill in 1992.

        Future increases in the Company's investments in Portfolio Assets acquired from institutions and government agencies may be obtained through investment entities formed with Cargill, whereby Cargill shares a general partner interest, thereby capitalizing on the expertise of Cargill whose skills complement those of the Company.

  Relationship with the Bank of Scotland

        FirstCity has had a significant relationship with the Bank of Scotland or its subsidiaries since September 1997. FirstCity has a $95 million revolving acquisition facility that matures in November 2008. This facility is used to finance the senior debt and equity portion of distressed asset pool purchases and to provide for the issuance of Letters of Credit and working capital loans. The $95 million facility (i) allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million, (ii) allows loans to be made for acquisition of Portfolio Assets originated in Latin America of up to $35 million, (iii) provides for an interest rate of Libor plus 2.50% to 2.75%, (iv) provides for a commitment fee of 0.20% of the unused balance of the revolving acquisition facility, (v) provides that the aggregate borrowings under the facility will not exceed 60% of the net present value of FirstCity's interest in Portfolio Assets held for the account of Acquisition Partnerships pledged to secure the acquisition facility, and (vi) provides for a reduction in the total loan commitment of $1.3 million per quarter, commencing on December 27, 2005.

        In August 2005, FH Partners, L.P., an indirect wholly-owned affiliate of FirstCity, and Bank of Scotland, acting through its New York branch ("BoS(USA)"),, as agent for itself as lender, entered into a Revolving Credit Agreement that provides a $50 million revolving portfolio acquisition facility for FH Partners, L.P. to be secured by all of the assets of FH Partners, L.P. The loan facility is used to finance portfolio and asset purchases. The facility (i) allows loans to be made for the acquisition of Portfolio Assets in the United States, (ii) provides that each loan may be in an amount of up to 70% of the net present value of the assets being acquired with the proceeds of the loan, (iii) provides that the aggregate outstanding balances of all loans will not exceed 65% of the net present value of the assets securing the loan facility, (iv) provides for an interest rate of LIBOR plus 2.0%, (v) provides for an annual commitment fee of 0.20% of the unused balance of the revolving acquisition facility, (vi) provides for a utilization fee of 0.75% of the amount of each loan made under the loan facility, (vii) provides for an upfront fee of $350,000, (viii) provides for facility fees of $100,000, for the period commencing on the Effective Date to but excluding the first anniversary thereof, $75,000, for the period commencing on the first anniversary of the Effective Date to but excluding the second anniversary thereof, and $50,000, for each subsequent one-year period, and (ix) provides for a maturity date of November 12, 2008. The obligations of FH Partners, L.P. under the Revolving Credit Agreement are guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.

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

  Business Strategy

        Historically, FirstCity has leveraged its expertise in asset resolution and servicing by investing in a wide variety of asset types across a broad geographic scope. FirstCity continues to follow this investment strategy and seeks expansion opportunities into new asset classes and geographic areas when it believes it can achieve attractive risk adjusted returns. The following items are significant elements of FirstCity's business strategy in the portfolio acquisition and resolution business:

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

  •
  Foreign markets. FirstCity believes that the foreign markets for Portfolio Assets are less developed than the U.S. market, and therefore provide a greater opportunity to achieve attractive risk adjusted returns. FirstCity has purchased Portfolio Assets in France, Germany, Japan (sold in 1999), Mexico, the Virgin Islands, Dominican Republic, Puerto Rico, Chile and Argentina and expects to continue to seek purchase opportunities outside of the United States.

Consumer Lending—Discontinued Operations

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

        Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the consumer business segment as discontinued operations. The assets and liabilities of such operations have been classified as "Discontinued Consumer Assets Held for Sale" and "Liabilities from Discontinued Consumer Operations."

Government Regulation

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

Employees

        The Company had 214 employees as of December 31, 2005. No employee is a member of a labor union or party to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Foreign Operations

        We have investments in various Acquisition Partnerships and servicing entities in Europe and Central and South America. Revenues outside of the U.S. are a material part of our business, and they accounted for more than 40% of our consolidated revenue in each year in the three-year period ended December 31, 2005. See Note 8 to the Consolidated Financial Statements for the year ended December 31, 2005.

        In maintaining foreign operations, our business is exposed to risks inherent in such operations, including those of currency fluctuations. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference.

        Financial information about geographic areas, including net sales and assets, for the years in the period ended December 31, 2005 appears in Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Item 1A. Risk Factors.

        This section highlights specific risks that could affect our Company and its businesses. You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our Company. However, the risks and uncertainties our Company faces are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

        If any of the following risks and uncertainties develops into actual events or the circumstances described in the risks and uncertainties occur, these events or circumstances could have a material adverse effect on our business, financial condition or results of operations. These events could also have a negative effect on the trading price of our securities.

We may not predict the availability of Portfolio Assets.

        Long-term cycles in the general economy affect the business of acquiring and resolving Portfolio Assets. We cannot predict our future annual acquisition volume of Portfolio Assets. Moreover, our future purchase of Portfolio Assets will depend on the availability of Portfolios offered for sale, the availability of capital and our ability to submit successful bids to purchase Portfolio Assets. Due to the highly competitive environment of the business of acquiring Portfolio Assets in the United States, we may be required to acquire Portfolio Assets at higher prices lowering our profit margins on the resolution of such Portfolios. To offset these changes in the domestic arena, we continue to develop our presence in other markets. Under certain circumstances, we may choose not to bid for Portfolio Assets that we believe cannot be acquired at attractive prices. As a result of all the above factors, we may be materially adversely affected by variations on our Portfolio Asset purchases, and the revenue derived from the resolution of such Portfolio Assets.

It is likely that our actual experience will not be consistent with the assumptions underlying our Portfolio Asset performance and that the differences may be material and adverse.

        We determine the purchase price and carrying value of Portfolio Assets acquired by us by estimating expected future cash flows from such assets. We develop and revise such estimates based on our historical experience and current market conditions, and based on the discount rates that we believe are appropriate for the assets comprising the Portfolios. In addition, many obligors on Portfolio Assets have impaired or poor credit history, low income or other adverse credit events. We are subject to various risks associated with these borrowers, including, but not limited to, the risk that the borrowers will not satisfy their debt service obligations and that the realizable value of the assets securing their loans will not be sufficient to repay the borrowers' debt. If our Portfolio Asset performance differs from our assumptions and estimates, we may be materially adversely affected.

Investments in and revenues from our foreign operations are subject to the risks associated with transactions involving foreign currencies.

        We have acquired, and manage and resolve, Portfolio Assets located in Europe and Latin America and are actively pursuing opportunities to purchase additional pools of distressed assets in these locations. Foreign operations are subject to various special risks, including currency translation risks, currency exchange rate fluctuations, exchange controls and different political, social and legal environments within such foreign markets. To the extent future financing in foreign currencies is unavailable at reasonable rates, we will be further exposed to currency translation risks, currency exchange rate fluctuations and exchange controls. In addition, earnings of foreign operations may be subject to foreign income taxes that reduce cash flow available to meet debt service requirements and our other obligations, which may be payable even if we have no earnings on a consolidated basis. Fluctuation in our reported results from operations in foreign countries could materially adversely affect us.

We may be materially adversely affected by fluctuation in interest rates.

        Most of our borrowings are at variable rates of interest. We will be materially impacted by fluctuations in interest rates.

        In addition, a substantial and sustained decline in interest rates may adversely impact the amount of distressed assets available for purchase by us. The value of our interest-earning assets and liabilities may be directly affected by the level of and fluctuations in interest rates, including the valuation of any residual interests in securitizations that would be severely impacted by increased loan prepayments resulting from declining interest rates.

Our liquidity or ability to raise capital may be limited.

        The successful execution of our business strategy depends on our continued access to financing. In addition, we must also have access to liquidity to invest as equity or subordinated debt to meet our capital needs. We rely upon access to the capital markets and the cash flow from our subsidiaries to fund asset growth and to provide sources of liquidity. Our ability to issue and sell common equity (including securities convertible into, or exercisable or exchangeable for, common equity) is limited as a result of the tax laws relating to the preservation of the NOLs available to us as a result of the Merger. There can be no assurance that our funding relationships with commercial banks, investment banks and financial services companies (including the Bank of Scotland) will continue past their respective current maturity dates. If these credit facilities are not extended and we cannot find alternative funding sources on satisfactory terms, or at all, we may be materially adversely affected. See "Liquidity and Capital Resources."

We may be materially adversely affected by the decline in value of collateral securing loans acquired for resolution.

        The value of the collateral securing loans acquired for resolution, as well as real estate or other acquired distressed assets, is subject to various risks, including uninsured damage, change in location or decline in value caused by use, age or market conditions. We may be materially adversely affected by any material decline in the value of such collateral.

We may not have access to the estimated net operating loss carryforwards.

        We believe that, as a result of the Merger, approximately $596 million of NOLs were available to us to offset future taxable income as of December 31, 1995. Since December 31, 1995, we have generated an additional $132 million in tax operating losses, utilized $31 million of NOLs, written-off $84 million of NOLs, and had expiring NOLs of $38 million in 2005. Accordingly, as of December 31, 2005, we believe that we have approximately $575 million of NOLs available to offset future taxable income. Out of the total $575 million of NOLs, we estimate that we will be able to utilize $57 million, which equates to a $20 million deferred tax asset on our books and records. However, because our position in respect of the $596 million NOLs resulting from the Merger is based upon factual determinations and upon legal issues with respect to which there is uncertainty and because no ruling has been obtained from the Internal Revenue Service (the "IRS") regarding the availability of the NOLs to us, there can be no assurance that the IRS will not challenge the availability of such NOLs and, if challenged, that the IRS will not be successful in disallowing this portion of our NOLs, with the result that our $20 million deferred tax asset would be reduced or eliminated.

        Some of the NOLs may be carried forward to offset our future federal taxable income through the year 2021; however, the availability of some of the NOLs began to expire beginning in 2005. Our ability to utilize such NOLs will be severely limited if there is a more than 50% ownership change at our company during a three-year testing period within the meaning of section 382 of the Internal Revenue Code of 1986, as amended (the "Tax Code").

        If we were unable to utilize our NOLs to offset future taxable income, we would lose our ability to generate capital to support our expansion plans on a tax-advantaged basis, to offset our pretax income and our consolidated subsidiaries' pretax income, and to have access to the cash flow that would otherwise be represented by payments of federal tax liabilities.

It is possible that our actual experience will not be consistent with the assumptions regarding recognition of deferred tax asset and that the differences may be material and adverse.

        As noted above, we have NOLs available for federal income tax purposes to offset future federal taxable income, if any, through the year 2021. A valuation allowance is provided to reduce the deferred tax assets to a level, which, more likely than not, will be realized. Realization is determined based on our management's expectation of generating sufficient taxable income in a look forward period over the next four years. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The change in valuation allowance represents a change in the estimate of the future taxable income during the carryforward period since the prior year-end and utilization of net operating loss carryforwards since the Merger. Our ability to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly. See "Discussion of Critical Accounting Policies—Deferred Tax Asset."

We may incur significant costs relating to removal of hazardous substances or waste from real property in its Portfolio Assets.

        We acquire through our subsidiaries and affiliates real property in our Portfolio Asset acquisition and resolution business. There is a risk that properties acquired by us could contain hazardous substances or waste, contaminants or pollutants. We may be required to remove such substances from the affected properties at our expense, and the cost of such removal may substantially exceed the value of the affected properties or the loans secured by such properties. Furthermore, we may not have adequate remedies against the prior owners or other responsible parties to recover our costs, either as a matter of law or regulation, or as a result of such prior owners' financial inability to pay such costs. We may find it difficult or impossible to sell the affected properties either prior to or following any such removal.

        We have evaluated the potential impact of Hurricanes Katrina and Rita, in order to determine the full extent of any losses experienced on the Gulf Coast. As a result of these hurricanes, our management has been diligently reviewing any exposure that we may have in the region. Based on information available as of the date of this report on Form 10-K, results have indicated that the hurricanes did not have a material impact on the consolidated financial statements.

We may not be able to successfully compete in the business in which we operate.

        The business in which we operate is highly competitive. Some of our principal competitors are substantially larger and better capitalized than us. Because of their resources, these companies may be better able than us to acquire Portfolio Assets, to pursue new business opportunities or to survive periods of industry consolidation. Access to and the cost of capital are critical to our ability to compete. Many of our competitors have superior access to capital sources and can arrange or obtain lower cost of capital, resulting in a competitive disadvantage to us with respect to such competitors.

        In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow these competitors to establish lower margin requirements and pricing levels than those established by us. In the event a significant number of competitors establish pricing levels below those established by us, our ability to compete would be materially adversely affected.

We may be adversely affected by a general deterioration in economic conditions.

        Periods of economic slowdown or recession, or declining demand for commercial real estate or commercial or consumer loans may adversely affect our business. Periods of economic slowdown or recession, whether general, regional or industry-related, may adversely affect the resolution of Portfolio Assets, lead to a decline in prices or demand for collateral underlying Portfolio Assets, or increase the cost of capital invested by us and the length of time that capital is invested in a particular Portfolio. All or any one of these events could decrease the rate of return and profits to be realized from such Portfolio and materially adversely affect our consolidated financial position, results of operations and business prospects.

We may be adversely affected by the regulated environment in which we operate.

        Some aspects of our business are subject to regulation, examination and licensing under various federal, state and local statutes and regulations that impose requirements and restrictions affecting, among other things, credit activities, maximum interest rates, finance and other charges, disclosures to obligors, the terms of secured transactions, collection, repossession and claims handling procedures, multiple qualification and licensing requirements for doing business in various jurisdictions, and other trade practices. We believe to be currently in compliance in all material respects with applicable regulations, but there can be no assurance that we will be able to maintain such compliance. Failure to comply with, or changes in, these laws or regulations, or the expansion of our business into jurisdictions that have adopted more stringent regulatory requirements than those in which we currently conduct business, could have an adverse effect on our company by, among other things, limiting the income we may generate on existing and additional loans, limiting the states in which we may operate or restricting our ability to realize on the collateral securing its loans. See "Item 1—Business—Government Regulation."

We may be adversely affected by the result of certain legal proceedings.

        Periodically, our company, our subsidiaries, our affiliates and the Acquisition Partnerships are parties to or otherwise involved in legal proceedings arising in the normal course of business.

We may be adversely affected by a termination of our relationship with Cargill.

        Our relationship with Cargill is material in a number of respects. Cargill, a subsidiary of Cargill, Incorporated, a privately held, multi-national agricultural and financial services company, provides equity and debt financings for many of the Acquisition Partnerships. Cargill owns approximately 1.97% of our outstanding Common Stock, and a Cargill designee, Jeffery Leu, is a member of our Board of Directors. We believe that our relationship with Cargill significantly enhances our credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into other businesses and foreign markets. Although our management believes that our relationship with Cargill is excellent, there can be no assurance that such relationship will continue in the future. Absent such relationship, our company and the Acquisition Partnerships would be required to find alternative sources for the financing that Cargill has historically provided. There can be no assurance that such alternative financing would be available. Any termination of such relationship could have a material adverse effect on our consolidated financial position, results of operations and business prospects.

We may be adversely affected by a termination of employment of certain key personnel.

        We are dependent on the efforts of our senior executive officers, particularly James T. Sartain (President and Chief Executive Officer). We are also dependent on several of the key members of our management who are instrumental in developing and implementing the business strategy for the Company. In addition, our borrowing facilities include key personnel provisions. These provisions generally provide that if certain key personnel are no longer employed and suitable replacements are not found within a defined time limit, certain facilities become due and payable. We may be adversely affected by the inability or unwillingness of one or more of these individuals to continue in his present role. There can be no assurance that any of the foregoing individuals will continue to serve in his current capacity or for what time period such service might continue. We do not maintain key person life insurance for any of its senior executive officers.

Our directors and executive officers may effectively control any vote of stockholders of our company.

        Our directors and executive officers collectively beneficially own 21.95% of the Common Stock. Although there are no agreements or arrangements with respect to voting such Common Stock among such persons except as described below, such persons, if acting together, may effectively be able to control any vote of our stockholders and thereby exert considerable influence over the affairs of our company. James T. Sartain, President and Chief Executive Officer of our company, is the beneficial owner of 5.22% of the Common Stock. There can be no assurance that the interests of management or the other entities and individuals named above will be aligned with our other stockholders.

Restrictions on transfer of shares may prevent certain holders of our Common Stock from transferring such stock.

        Our Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") contains provisions restricting the transfer of its securities that are designed to delay, defer or prevent a change of control of our company by deterring unsolicited tender offers or other unilateral takeover proposals and compelling negotiations with our Board of Directors rather than non-negotiated takeover attempts even if such events may be in the best interests of our stockholders. Our Certificate of Incorporation also contains certain provisions restricting the transfer of securities in our company that are designed to prevent ownership changes that might limit or eliminate our ability to use our NOLs resulting from the Merger. Such restrictions may prevent certain holders of Common Stock from transferring such stock even if such holders are permitted to sell such stock without restriction under the Securities Act of 1933, as amended, and may limit our ability to sell Common Stock to certain existing holders of Common Stock at an advantageous time or at a time when capital may be required but unavailable from any other source.

We may be adversely affected by period to period variances.

        The revenue of our company and Acquisition Partnerships is based on proceeds realized from the resolution of the Portfolio Assets, which proceeds have historically varied significantly and likely will continue to vary significantly from period to period. Consequently, our period-to-period revenue and results of operations have historically varied, and are likely to continue to vary, correspondingly. Such variances, alone or with other factors, such as conditions in the economy or the financial services industries or other developments affecting us, may result in significant fluctuations in our reported operations and in the trading prices of our securities, particularly the Common Stock.

We may be adversely affected tax, monetary and fiscal policy changes.

        We originate and acquire financial assets, the value and income potential of which are subject to influence by various state and federal tax, monetary and fiscal policies in effect from time to time. The nature and direction of such policies are entirely outside our control, and we cannot predict the timing or effect of changes in such policies. Changes in such policies could have a material adverse effect on our consolidated financial position, results of operations and business prospects.

We may be adversely affected by changes in future cash receipts.

        We have in the past been able to establish with reasonable accuracy the estimated future cash receipts over the life of a purchased asset pool. Changes in economic conditions, fluctuations in interest rates, deterioration of collateral values, and other factors described in this section could cause the estimates of future cash flows to be materially different than actual cash receipts.

        The effects of an increase in the estimated future cash receipts would generally increase revenues from Portfolio Assets by increasing gross profit on a non-performing or real estate pool and increasing the effective yield on a performing or SOP 03-3 Portfolio while a decrease in future cash receipts would generally have the effect of reducing revenues by reducing gross profit on a non-performing or real estate pool and decreasing the effective yield on a performing or SOP 03-3 Portfolio. In some cases a reduction in the total future cash receipts by collecting those cash receipts sooner than expected could have a positive impact on our revenues from Portfolio Assets due to reduced interest expense and other carrying costs associated with the Portfolio Assets. Although such trend is a generally positive trend, we may be adversely affected by the higher levels of interest expense and other carrying costs of the Portfolios negating any potentially positive effects.

Item 1B. Unresolved Staff Comments.

        None.

Item 2. Properties.

        The Company occupies approximately 57,000 square feet of office space, all of which is leased. The Company leases its current headquarters building from a related party under a noncancellable operating lease, which expires December 31, 2006 with an option to renew for an additional five years. All leases of the other offices of the Company and subsidiaries expire prior to 2015. Such office space is suitable and adequate for the Company's current needs, and plan to utilize substantially all of our leased office space. The following is a list of the Company's principal physical properties leased as of December 31, 2005.

Location	Function	Business Segment
Waco, Texas	Executive Offices	Corporate/Commercial
St. Louis Park, Minnesota	Servicing Offices	Commercial
Richmond, Virginia	Servicing Offices	Commercial
Guadalajara, Mexico	Servicing Offices	Commercial
Mexico City, Mexico	Servicing Offices	Commercial

Item 3. Legal Proceedings.

  FCLT Litigation

        On January 19, 2005, Prudential Financial, Inc. filed a petition in interpleader seeking to interplead 321,211 shares of Prudential common stock and any associated dividends arising from the demutualization of Prudential Financial, Inc. in December 2000. The shares of Prudential common stock related to group annuity contracts purchased by First-City National Bank of Houston, as trustee of the First City Bancorporation Employee Retirement Trust (the "Trust") to fund obligations to participants in the First City Bancorporation Employee Retirement Plan (the "Plan") in connection with termination of the Plan and the Trust in 1987. FirstCity, FCLT Loans Asset Corp. ("FCLT"), as assignee of the FirstCity Liquidating Trust, JP Morgan Chase Bank, National Association ("JPMCB"), and First-City National Bank of Houston as trustee of the Trust were made defendants in the suit as claimants to the Prudential common stock. An agreed order dated January 27, 2005, was entered providing that the Prudential common stock be transferred to JPMBC as record owner and for the sale of the stock. The January 27, 2005 court order also provided that the proceeds from the sale are to be held by JPMCB pending resolution, by agreement or court order, of all conflicting claims to the proceeds. JPMBC has indicated that the Prudential common stock was sold on January 28, 2005 for total proceeds of approximately $17.5 million. JPMCB also holds funds in the amount of approximately $489,000, which were dividend payments related to the Prudential common stock. FirstCity and FCLT have filed cross claims asserting ownership of the proceeds. JPMCB, in its capacity as successor trustee of the Trust filed an answer indicating that it was only acting in the suit in its capacity as trustee for the Trust. JPMBC also sought to add as additional parties to the suit a putative class of former employees of First City Bancorporation of Texas, Inc. (now FirstCity) who were participants in the Plan. JPMCB also seeks a declaration from the court as to whether the proceeds should be distributed to the successor of First City Bancorporation or to the putative class. Timothy Blair answered JPMCB's third party action and the class of former employees has been certified by the court. FCLT has included in its counterclaim against FirstCity claims for damages related to alleged breaches of contract by FirstCity related to failure to assign the proceeds to FCLT and FirstCity's assertion of a claim to the proceeds and a claim for tortious interference by FirstCity as a result of FirstCity's claim for the proceeds. FirstCity believes that the claims of FCLT are without merit and that it has valid defenses to these claims.

  Other Litigation

        Periodically, FirstCity, its subsidiaries, its affiliates and the Acquisition Partnerships are parties to or otherwise involved in legal proceedings arising in the normal course of business. While the outcome of the ordinary course legal proceedings, and the related activities, are not certain, based on present assessments, management does not believe that they will have a material adverse effect on the consolidated financial position, results of operations or liquidity of FirstCity, its subsidiaries, its affiliates or the Acquisition Partnerships.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock, $.01 par value per share ("Common Stock") is traded on the Nasdaq Stock Market under the symbol FCFC. The number of holders of record of Common Stock on March 6, 2006 was approximately 768, as provided by American Stock Transfer, the Company's transfer agent. High and low stock prices for the Common Stock in the two years ended December 31, 2005 and December 31, 2004 are displayed in the following table:

	2005 Market Price		2004 Market Price
Quarter Ended
	High	Low	High	Low
March 31	$13.35	$9.92	$9.00	$5.95
June 30	13.25	11.00	8.34	6.95
September 30	12.75	10.74	10.21	6.47
December 31	12.40	10.50	10.44	8.30

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

        There were no stock repurchases by the Company in the fourth quarter of 2005.

Item 6. Selected Financial Data.

        The following tables set forth selected consolidated financial information regarding the Company's results of operations and balance sheets. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 and with the related Consolidated Financial Statements and Notes thereto under Item 8 of this Annual Report on Form 10-K, respectively.

Selected Financial Data

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$24,093	$21,141	$21,318	$23,307	$21,703
Expenses	27,725	30,905	30,959	28,656	33,815
Equity in earnings of investments	12,013	14,913	14,174	9,212	10,771
Earnings (loss) from continuing operations	8,078	5,011	4,358	2,399	(2,277)
Earnings (loss) from discontinued operations	153	58,623	4,829	(6,170)	(752)
Net earnings (loss)	8,231	63,634	9,187	(3,771)	(3,029)
Redeemable preferred dividends	—	—	(133)	(2,478)	(2,568)
Net earnings (loss) to common stockholders	8,231	63,634	9,054	(6,249)	(5,597)
Earnings (loss) from continuing operations per common share—
Basic	0.72	0.45	0.38	(0.01)	(0.58)
Diluted	0.68	0.42	0.37	(0.01)	(0.58)
Net earnings (loss) per common share—
Basic	0.73	5.67	0.81	(0.74)	(0.67)
Diluted	0.69	5.37	0.80	(0.74)	(0.67)
Consolidated Balance Sheet Data:
Total assets	194,869	158,857	132,388	126,456	138,893
Total notes payable	90,259	51,303	75,060	80,673	91,209
Preferred stock	—	—	3,846	3,705	32,101
Total common equity	98,911	92,423	28,969	18,752	3,877

        In December 2004, FirstCity redeemed all of the outstanding shares of its New Preferred Stock at a total redemption price of $21.525 per share. The redemption price represented the liquidation preference of the New Preferred Stock plus the fourth quarter 2004 dividend of $.525 per share. FirstCity completed the sale of its 31% investment in Drive in November 2004. As a result, the consumer lending segment conducted through Drive was no longer considered a principal reportable segment and is treated as a discontinued operation. The results of historical operations have been reflected as discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

Overview

        FirstCity is a financial services company engaged in the acquisition and resolution of portfolios of assets or single assets (collectively referred to as "Portfolio Assets"). The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such portfolios in an effort to maximize the present value of the ultimate cash recoveries.

        During 2005, the Company recorded earnings to common stockholders on a diluted basis of $8.2 million or $0.69 per common share. The operating contribution from the Portfolio Asset acquisition and resolution segment was $13.8 million compared with $14.4 million for 2004. The Company was able to invest $71.4 million in portfolio acquisitions of $146.6 million during 2005 of which $58.6 million was invested in the United States, $10.6 million in Europe, and $2.2 million in Latin America. The 2005 investment level of $71.4 million represents the highest amount invested in a single year in the history of the Company's Portfolio Asset acquisition and resolution business.

        In the fourth quarter of 2004, FirstCity sold its 31% beneficial ownership interest in Drive. This sale generated a $53.3 million net gain ($54.4 million gain, net of $1.1 million in taxes) which was reflected in the 2004 results of the Company as "earnings from discontinued operations". The $86.8 million proceeds from the sale were primarily used to retire debt. Following the sale, FirstCity and Bank of Scotland restructured the then-existing $50 million revolving credit facility into a $96 million revolving acquisition facility that will mature in November 2008.

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

        As a result of the significant period to period fluctuations in the revenues and earnings of the Company's Portfolio Asset acquisition and resolution business, period to period comparisons of the Company's results of continuing operations may not be meaningful.

Results of Operations

  2005 Compared to 2004

        The Company reported earnings from continuing operations of $8.1 million in 2005 compared to $5.0 million in 2004. Earnings from discontinued operations were $.2 million in 2005 and $58.6 million in 2004. Net earnings to common stockholders were $8.2 million in 2005 compared to $63.6 million in 2004. On a per share basis, diluted net earnings to common stockholders were $.69 in 2005 compared to $5.37 in 2004.

  Portfolio Asset Acquisition and Resolution

        The operating contribution of $13.8 million in 2005 decreased from $14.4 million in 2004. FirstCity purchased $147 million of Portfolio Assets during 2005 ($115 million through the Acquisition Partnerships) compared to $174 million in acquisitions in 2004. FirstCity's investment in these acquisitions was $71.4 million and $59.8 million in 2005 and 2004, respectively. FirstCity's year-end investment in wholly-

owned Portfolio Assets was $49.3 million at December 31, 2005 compared to $38.0 million at December 31, 2004.

        Servicing fee revenues.    Servicing fee revenues decreased by 14% to $11.8 million in 2005 from $13.7 million in 2004. Service fees from the Latin American partnerships (including incentive service fees) decreased by $.7 million or 8% as a result of efforts to reduce operating costs in Mexico. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. Service fees from domestic Acquisition Partnerships decreased by $1.3 million or 26% due to lower collections.

        Gain on resolution of Portfolio Assets.    The net gain on resolution of Portfolio Assets increased to $5.4 million in 2005 from $1.6 million in 2004. The gross profit percentage on the resolution of Portfolio Assets of 27% in 2005 was consistent with 2004.

        Equity in earnings of investments.    Equity in earnings of investments decreased by 19% to $12.0 million in 2005 compared to $14.9 million in 2004. Equity earnings in Acquisition Partnerships decreased by 19% to $11.4 million in 2005 from $14.0 in 2004. Equity in earnings of servicing entities decreased by 32% to $.6 million in 2005 from $.9 million in 2004. Following is a discussion of equity earnings in Acquisition Partnerships by geographic region. See note 6 to the consolidated financial statements for a summary of revenues and earnings of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships.

  •
  Domestic—Equity in earnings of domestic Acquisition Partnerships decreased by 18% to $8.0 million in 2005 compared to $9.9 in 2004 primarily as a result of a decrease in collections of $101 million in 2005 compared to $121 million in 2004.

  •
  Latin America—Equity in loss of Latin American Acquisition Partnerships decreased to $.2 million in 2005 compared to $1.0 million in 2004. These partnerships recorded foreign exchange gains of $17 million in 2005 compared to $3.0 million in 2004, of which $1.4 million and $.2 million are included in equity earnings, respectively. These gains reduced the impact of a decrease in collections in 2005 to $65 million from $73 million in 2004, and the increase in the provision for impairments on loans to $11 million in 2005 compared to $.7 million in 2004. These partnerships reflected a loss of $3.7 million in 2005 compared to $5.3 million in 2004. Interest expense of $10.4 million and $11.6 million were recorded in 2005 and 2004; respectively. This interest is owed to the investors of these partnerships, of which FirstCity recorded $1.6 million and $2.0 million in 2005 and 2004, respectively, as interest income.

  •
  Europe—Equity in earnings of European Acquisition Partnerships decreased by 30% to $3.6 million in 2005 compared to $5.1 million in 2004. This decrease was principally due to a decrease in collections in 2005 to $57 million compared to $90.4 million in 2004. During 2005 and 2004, FirstCity recorded $.8 million and $.7 million, respectively, in foreign currency transactions gains (included in other expenses) related to investments in Europe. During the fourth quarter of 2005, FirstCity invested in two new portfolios in Germany. The management of Company currently anticipates that the cash flow generated by these new portfolios will produce a positive contribution to future equity earnings in Europe.

        Interest income.    Interest income increased by 51% to $4.7 million in 2005 from $3.1 million in 2004. This increase is primarily due to increased purchases of wholly-owned Portfolios. Also, income on all Portfolios purchased in 2005 is reflected as interest income as a result of FirstCity adopting a new accounting pronouncement on January 1, 2005 (see note 1(e) to the consolidated financial statements).

        Other income.    Other income was $1.7 million in 2005 compared to $2.1 million in 2004. This decrease was primarily due to a reduction in 2004 of the estimated carrying value of loans payable to certain members of management, which increased other income by $.8 million. See further discussion related to these loans in note 7 of the consolidated financial statements. In 2005, the decrease was offset in part by an increase in reimbursements of due diligence expenses which will vary from period to period.

        Expenses.    Operating expenses were $21.6 million in 2005 compared to $21.0 in 2004.

        Interest and fees on notes payable increased slightly to $4.0 million in 2005 compared to $3.8 million in 2004. The average debt for the period increased to $56.4 million in 2005 from $43.6 million in 2004; however, the average cost of borrowing declined to 7.1%    in 2005 from 8.71% in 2004.

        Salaries and benefits decreased slightly to $12.1 million in 2005 from $12.4 million in 2004. Total personnel within the Portfolio Asset acquisition and resolution segment were 184 and 204 at December 31, 2005 and 2004, respectively.

        The provision for loan and impairment losses was $212,000 in 2005 and $30,000 in 2004. See note 1(e) of the consolidated financial statements for a detailed discussion on FirstCity's allowance for loan losses.

        Occupancy, data processing, communication and other expenses increased by 12% to $5.3 million in 2005 from $4.7 million in 2004 primarily due to higher property protection expenses.

        Minority interest expense was minimal from year to year.

  Other Items Affecting Operations

        The following items affect the Company's overall results of operations and are not directly allocated to the Portfolio Asset acquisition and resolution business discussed above.

        Corporate interest and overhead.    Company level interest expense was zero in 2005 compared to $3.4 million in 2004 as a result of the payoff of corporate debt in November 2004 from proceeds received on the sale of the Company's 31% beneficial interest in Drive. Other corporate overhead expenses (excluding taxes) decreased to $6.1 million in 2005 from $6.6 million in 2004.

        Income taxes.    Provision for income taxes was $250,000 in 2005 and related primarily to state income taxes. Taxes in 2004 were $75,000 and related primarily to federal alternative minimum taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in 2005 and 2004.

        Discontinued Operations.    The Company recorded a provision of $.4 million in 2005 for additional losses from discontinued mortgage operations compared to $3.8 million in 2004. At December 31, 2005, the only asset remaining from discontinued mortgage operations was an investment security resulting from the retention of a residual interest in a securitization transaction. This security is in "run-off," and the Company is contractually obligated to service the underlying asset. The assumptions used in the valuation model consider both industry as well as the Company's historical experience. As the security "runs off," assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

        In April 2005, the Company exercised an early purchase option on the 1998-1 securitization. Loans receivable were recorded at $6.1 million in accordance with EITF 02-9, Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold. The transaction did not have an impact on the results of operations, but did result in the elimination of $.8 million of residual interest previously classified as discontinued mortgage assets.

        Earnings from discontinued consumer operations were $.5 million in 2005 compared to $62.5 million in 2004. On November 1, 2004, FirstCity completed the sale of its remaining 31% interest in Drive and recognized at net gain of $53.3 million. During the third quarter of 2005, an estimated tax provision of $.6 million was reversed due to lower than anticipated state income taxes related to the sale.

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

  Portfolio Asset Acquisition and Resolution

        The operating contribution of $14.4 million in 2004 decreased slightly from $14.5 million in 2003. FirstCity purchased $174 million of Portfolio Assets during 2004 ($136 million through the Acquisition Partnerships) compared to $129 million in acquisitions in 2003. FirstCity's investment in these acquisitions was $59.8 million and $22.9 million in 2004 and 2003, respectively. FirstCity's year-end investment in wholly-owned Portfolio Assets increased to $38.0 million from $4.5 million at December 31, 2004 and 2003, respectively.

        Servicing fee revenues.    Servicing fee revenues decreased by 9% to $13.7 million in 2004 from $15.1 million in 2003. Service fees from the Latin American partnerships (including incentive service fees) decreased $1.3 million or 13% as a result of efforts to reduce operating costs in Mexico. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. Service Fees from the domestic Acquisition Partnerships were flat from year to year.

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

  •
  Domestic—Equity in earnings of domestic Acquisition Partnerships decreased to $9.9 million in 2004 compared to $13.5 million in 2003. Equity earnings in MinnTex Investment Partners LP was $2.6 million in 2004 compared to $3.7 million in 2003 as the Portfolio Assets within that partnership are being liquidated. Also, one real estate partnership, of which FirstCity owns 50%, realized a $2.9 million gain in 2003.

  •
  Latin America—Equity in loss of Latin American Acquisition Partnerships was $1.0 million in 2004 compared to $4.0 million in 2003. These partnerships reflected a loss of $5.3 million in 2004 compared to $41.2 million in 2003. FirstCity's percentage share of the partnerships' losses was greater in 2004 than 2003 because FirstCity's ownership percentage of recent acquisitions is greater than earlier acquisitions. The partnerships recorded foreign exchange gains of $3.0 million in 2004 compared to losses of $30.0 million in 2003. Interest expense of $11.6 million and $17.0 million were recorded in 2004 and 2003, respectively. This interest is owed to affiliates of the investors in these partnerships, of which FirstCity recorded $2.0 million and $2.5 million, respectively, as interest income. Excluding effects of foreign currency transactions and interest expense, these partnerships reflected adjusted net earnings of $3.2 million in 2004 compared to $5.8 million in 2003.

  •
  Europe—Equity in earnings of European Acquisition Partnerships increased by 24% to $5.1 million in 2004 compared to $4.1 million in 2003. This increase is principally due to the addition of three partnerships which accounted for $.8 million in equity earnings in 2004. During 2004, FirstCity also recorded $.7 million in foreign currency transaction gains (included in other expenses) relating to investments in France as the euro relative to the dollar appreciated from 1.26 at December 31, 2003 to 1.36 at December 31, 2004.

        Interest income.    Interest income on loans was $3.1 million in 2004 compared to $3.3 million in 2003.

        Other income.    Other income was $2.1 million in 2004 compared to $1.2 million in 2003. In the first quarter of 2004, FirstCity reduced the estimated carrying value of loans payable to certain members of management by $.8 million. See further discussion related to these loans in note 7 of the consolidated financial statements.

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

        The provision for loan and impairment losses was $30,000 in 2004 and $98,000 in 2003. See note 1(e) of the consolidated financial statements for a detailed discussion on FirstCity's allowance for loan losses.

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

  Other Items Affecting Operations

        The following items affect the Company's overall results of operations and are not directly allocated to the Portfolio Asset acquisition and resolution business discussed above.

        Corporate interest and overhead.    Company level interest expense decreased by 26% to $3.4 million in 2004 from $4.6 million in 2003. Average debt declined to $32.1 million in 2004 from $45.8 million in 2003. Also, beginning with the third quarter of 2003, dividends on the New Preferred Stock are included in corporate interest expense. Other corporate overhead expenses increased by 12% to $6.6 million in 2004 from $5.9 million in 2003 primarily due to increased salaries and benefits and other operating expenses at the corporate level.

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

        Earnings from discontinued consumer operations were $62.5 million in 2004 compared to $5.3 million in 2003. As discussed above, On November 1, 2004, FirstCity completed the sale of its remaining 31% interest in Drive and recognized a net gain of $53.3 million ($54.4 million gain, net of $1.1 million in taxes). Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the consumer business segment as discontinued consumer operations.

Analysis of Revenues and Expenses

        The following table summarizes the revenues and expenses of the Portfolio Asset acquisition and resolution business and presents the contribution that this business made to the Company's operating margin.

Analysis of Revenues and Expenses

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$11,754	$13,747	$15,051
Gain on resolution of Portfolio Assets	5,438	1,649	1,380
Interest income	4,662	3,085	3,296
Other	1,737	2,056	1,225

Total	23,591	20,537	20,952

Expenses:
Interest and fees on notes payable	4,002	3,798	2,907
Salaries and benefits	12,065	12,403	12,537
Provision for loan and impairment losses	212	30	98
Occupancy, data processing, communication and other	5,326	4,745	4,953
Minority interest	53	63	(10)

Total	21,658	21,039	20,485

Equity in earnings of investments	12,013	14,913	14,174

Operating contribution before direct taxes	$13,946	$14,411	$14,641

Operating contribution, net of direct taxes	$13,780	$14,437	$14,497

Corporate Overhead:
Other revenue	502	604	366
Corporate interest expense	—	(3,378)	(4,588)
Salaries and benefits, occupancy, professional and other income and expenses, net	(6,204)	(6,652)	(5,917)

Earnings from continuing operations	8,078	5,011	4,358
Earnings from discontinued operations	153	58,623	4,829

Net earnings	8,231	63,634	9,187
Preferred dividends	—	—	(133)

Net earnings to common stockholders	$8,231	$63,634	$9,054

Share data:
Basic earnings per common share are as follows:
Earnings from continuing operations	$0.72	$0.45	$0.38
Discontinued operations	$0.01	$5.22	$0.43
Net earnings	$0.73	$5.67	$0.81
Weighted average common shares outstanding	11,285	11,230	11,200
Diluted earnings per common share are as follows:
Earnings from continuing operations	$0.68	$0.42	$0.37
Discontinued operations	$0.01	$4.95	$0.43
Net earnings	$0.69	$5.37	$0.80
Weighted average common shares outstanding	12,012	11,840	11,349

Fourth Quarter 2005

        Net earnings for the fourth quarter of 2005 were $2 million, or $.16 per share on a diluted basis. The following table presents a summary of operations for the fourth quarters of 2005 and 2004.

Condensed Consolidated Summary of Operations

	Fourth Quarter
	2005	2004
	(Dollars in thousands, except per share data)
	(Unaudited)
Revenues	$6,480	$5,891
Expenses	7,656	8,445
Equity in earnings of investments	3,139	4,443
Earnings from continuing operations	2,017	1,939
Earnings (loss) from discontinued operations	(69)	50,639
Net earnings to common stockholders	1,948	52,578
Net earnings per common share—basic	0.17	4.67
Net earnings per common share—diluted	0.16	4.41
Weighted average shares outstanding:
Basic	11,306	11,253
Diluted	12,009	11,913

Portfolio Asset Acquisition and Resolution

        In 2005 the Company invested $71.4 million in Portfolios acquired through Acquisition Partnerships and subsidiaries. Acquisitions by the Company over the last five years are summarized as follows:

	Purchase Price	FirstCity Investment
	(In thousands)
1st Quarter	$14,871	$2,213
2nd Quarter	16,073	16,073
3rd Quarter	32,924	18,109
4th Quarter	82,713	35,010

Total 2005	146,581	71,405
Total 2004	174,139	59,762
Total 2003	129,192	22,944
Total 2002	171,769	16,717
Total 2001	224,927	24,319

        The Company believes that prospects for investment in distressed assets in 2006 continue to be positive. In the United States, opportunities remain strong as many sellers use the sale of distressed assets as an ongoing balance sheet management tool. Additionally, with the bank merger activity, acquiring banks are using the sale of portfolios to facilitate their acquisition activities. In foreign markets, the availability of distressed assets in Europe and Latin America remains strong. As the Company continues to expand its franchise base into these markets, FirstCity has implemented marketing programs to identify new opportunities for investment in Portfolio Assets, both on a bid and negotiated basis.

        Revenues with respect to the Company's Portfolio Asset acquisition and resolution segment consist primarily of (i) servicing fees from Acquisition Partnerships for the servicing activities performed related to the assets held in the Acquisition Partnerships, (ii) interest income on performing Portfolio Assets and loans receivable, and (iii) gains on disposition of assets. The Company also records equity in earnings of affiliated Acquisition Partnerships and servicing entities. The following table presents selected information regarding the revenues and expenses of the Company's Portfolio Asset acquisition and resolution business.

Analysis of Selected Revenues and Expenses
Portfolio Asset Acquisition and Resolution

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Portfolio Assets and Loans Receivable:
Average investment in Portfolio Assets and loans receivable:
Domestic	$42,567	$19,028	$6,785
Latin America	18,068	16,568	14,656
Europe	652	1,112	2,120

Total	$61,287	$36,708	$23,561

Income from Portfolio Assets and loans receivable:
Domestic	$8,506	$2,653	$2,040
Latin America	1,559	2,017	2,540
Europe	35	64	96

Total	$10,100	$4,734	$4,676

Average return (annualized):
Domestic	20.0%	13.9%	30.1%
Latin America	8.6%	12.2%	17.3%
Europe	5.4%	5.8%	4.5%
Total	16.5%	12.9%	19.9%
Servicing fee revenues:
Domestic partnerships:
Servicing fee revenue	$3,578	$4,858	$4,857
Average servicing fee %	3.5%	4.0%	3.4%
Latin American partnerships:
Servicing fee revenue	$7,817	$8,557	$9,860
Average servicing fee % (1)	12.1%	11.8%	17.5%
Incentive service fees	$359	$332	$334
Total service fees:
Servicing fee revenue	11,754	13,747	15,051
Average servicing fee %	7.1%	7.1%	7.5%
Collections:
Domestic	$101,468	$120,956	$143,440
Latin America	64,566	72,716	56,372
Europe	56,654	90,397	90,238

Subtotal	222,688	284,069	290,050
Wholly owned:	29,247	7,864	8,428

Total	$251,935	$291,933	$298,478

Personnel:
Personnel expenses	$12,065	$12,403	$12,537
Number of personnel (at period end):
Domestic	64	65	61
Latin America	120	139	176

Subtotal	184	204	237
Corporate	30	33	30

Total	214	237	267

Interest expense:
Average debt	$56,383	$43,612	$31,147
Interest expense	4,002	3,798	2,907
Average cost (annualized)	7.1%	8.7%	9.3%
Provision for impairment on Portfolio Assets:
Non-performing	$—	$16	$31
Performing	121	13	57
Real estate	60	1	10
Loans acquired after 2004 with no credit deterioration	31	—	—

	$212	$30	$98

(1)
For the Mexican Acquisition Partnerships, the Company earns a servicing fee based on costs of servicing plus a profit margin.

        The following tables present selected information regarding the revenues and expenses of the Acquisition Partnerships, FirstCity's average investment in and equity earnings in the Acquisition Partnerships.

Analysis of Selected Revenues and Expenses
Acquisition Partnerships

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Revenues:
Gain on resolution of Portfolio Assets	$71,983	$95,779	$98,126
Gross profit percentage on resolution of Portfolio Assets	39.61%	36.89%	38.40%
Interest income	$10,337	$11,478	$9,631
Other income	899	3,257	1,749
Interest expense(1):
Interest expense	$15,063	$18,495	$24,032
Average cost (annualized)	4.86%	5.38%	6.32%
Other expenses:
Service fees	$19,390	$17,260	$18,520
Other operating costs	33,056	30,763	22,960
Foreign currency gains	(16,861)	(957)	29,957
Income taxes	1,105	1,970	(1,111)

Total other expenses	36,690	49,036	70,326

Net earnings	$31,466	$42,983	$15,148

Equity in earnings of Acquisition Partnerships	$11,370	$13,970	$13,588
Equity in earnings of Servicing Entities	643	943	586

Equity in earnings of investments	$12,013	$14,913	$14,174

FirstCity's Average investment in Acquisition Partnerships
Domestic	$39,612	$36,941	$34,282
Latin America	1,654	1,141	1,034
Europe	12,575	13,159	12,137
Europe-Servicing subsidiaries	5,852	4,673	3,765
Latin America-Servicing subsidiaries	239	—	—

Total	$59,932	$55,914	$51,218

FirstCity share of equity earnings (loss)
Domestic	$8,041	$9,905	$13,526
Latin America	(227)	(992)	(4,028)
Europe	3,556	5,057	4,090
Europe-Servicing subsidiaries	353	943	586
Latin America-Servicing subsidiaries	290	—	—

Total	$12,013	$14,913	$14,174

(1)
Interest expense for 2005, 2004 and 2003 includes interest on loans to the Acquisition Partnerships located primarily in Latin America from affiliates of the investor groups. As noted above, beginning in 2003, FirstCity amended seven loan agreements from Mexican Acquisition Partnerships to provide for no interest to be payable with respect to periods after the effective date of the amendment. This change had no impact on the consolidated net earnings as the effect is offset through equity earnings in these Partnerships.

Liquidity and Capital Resources

        The Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to entities formed with other investors to acquire Portfolios ("Acquisition Partnerships") and other investments. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt, dividends from the Company's subsidiaries, borrowings from revolving lines of credit and other credit facilities, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

        FirstCity has a $95 million revolving acquisition facility with Bank of Scotland that matures in November 2008. This facility is used to finance the equity portion of distressed asset pool purchases and to provide for the issuance of Letters of Credit and working capital loans. This facility (i) allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to 35 million U.S. dollars, (ii) allows loans to be made for acquisition of Portfolio Assets originated in Latin America of up to $35 million, (iii) provides for an interest rate of LIBOR plus 2.50% to 2.75%, (iv) provides for a commitment fee of 0.20% of the unused balance of the revolving acquisition facility, (v) provides that the aggregate borrowings under the facility will not exceed 60% of the net present value of FirstCity's interest in Portfolio Assets and in Acquisition Partnerships pledged to secure the acquisition facility, and (vi) provides for a reduction in the total loan commitment of $1.3 million per quarter, commencing on December 27, 2005.

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

        BoS (USA) has a warrant to purchase 425,000 shares of the Company's voting Common Stock at $2.3125 per share. BoS (USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares under certain specific situations to retain its ability to acquire approximately 4.86% of the Company's voting Common Stock. The warrant will expire on August 31, 2010, if it is not exercised prior to that date.

        FirstCity's $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill, terminated according to the terms of the agreement on March 31, 2005. This facility had been used to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates. On November 12, 2004, the outstanding balances on the Cargill facility were paid down to zero funded out of proceeds from the $95 million facility. FirstCity had not used the facility since September 2004 and determined that the facility was no longer necessary in light of the $95 million revolving acquisition facility provided by Bank of Scotland.

        Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of December 31, 2005, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $149 million and outstanding borrowings of $90 million.

        Management believes that the Bank of Scotland facilities, the related fees generated from the servicing of assets, equity distributions from existing Acquisition Partnerships and wholly-owned portfolios, as well as sales of interests in equity investments, will allow the Company to meet its obligations as they come due during the next twelve months.

        The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of March 1, 2006, and the outstanding borrowings under such facilities as of December 31, 2005.

Credit Facilities

	Funded and Unfunded Commitment Amount as of March 1, 2006	Outstanding Borrowings as of December 31, 2005	Interest Rate	Other Terms and Conditions
	(Dollars in millions)
Bank of Scotland $95 million portfolio acquisition and working capital facility(1)	$95	$62	LIBOR + 2.5% - 2.75%	Secured by equity interests and other assets of FirstCity, matures November 2008
Bank of Scotland $50 million portfolio acquisition—revolving credit	50	24	LIBOR + 2.0%	Secured by assets of FH Partners, L.P. and guaranteed by the Company, matures November 2008
American Bank term loan for portfolio acquisition by FC Washington	3	3	Fixed 5.625%	Secured by assets of FC Washington and guaranteed by the Company, matures 2008
Unsecured loans payable to senior management	1	1	Rate based Corporate average cost of funds	Contingent liability related to acquisition of minority interest, matures December 2011

Total	$149	$90

Unconsolidated Acquisition Partnerships Term Facilities(2)	$52	$52	Various rates	Secured by Portfolio Assets, various maturities non-recourse

(1)
The Bank of Scotland facility allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million. At December 31, 2005, the Company had approximately $20.3 million outstanding under the Euro-denominated portion of this facility.

(2)
In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Latin American Acquisition Partnerships also have term debt of approximately $219 million outstanding as of December 31, 2005, owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $16.1 million as loans receivable on the consolidated balance sheets.

Discussion of Critical Accounting Policies

        In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's consolidated financial position and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

  Revenue Recognition: Portfolio Assets

        On January 1, 2005, FirstCity adopted the provisions of SOP 03-3 (as defined under "Effect of New Accounting Standards"). For loan portfolios acquired prior to January 1, 2005, FirstCity designated these loans as non-performing Portfolio Assets or performing Portfolio Assets. Such designation was made at the acquisition of the pool and does not change even though the actual performance of the loans may change. FirstCity accounts for all nonperforming loans acquired after 2004 in accordance with SOP 03-3. Following is a description of each classification and the related accounting policy accorded to each Portfolio type.

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

        All non-performing Portfolio Assets are purchased at discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the adjusted cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the non-performing pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded no allowance for impairment 2005, $16,000 in 2004 and $31,000 in 2003.

        The actual future proceeds of the pool could vary materially from the estimated proceeds of the pool due to changes in economic conditions, deterioration of collateral values, deterioration in the borrower's financial condition and other conditions described in the risk factors discussed earlier in this document. In the event that the actual future proceeds of the pool exceed the current estimates, the reported future results of the Company could be higher than anticipated and would result in a higher net gain on resolution of non-performing Portfolio Assets. In the event that actual future proceeds of the pool are less than current estimates, the reported future results of the Company could be lower than anticipated and would result in lower net gain on resolution of non-performing Portfolio Assets or possibly require the Company to recognize impairment in the value of the pool.

  Performing Portfolio Assets

        Performing Portfolio Assets consist primarily of portfolios of loans acquired at a discount from the aggregate amount of the borrowers' obligation. Prior to January 1, 2005, performing Portfolio Assets were accounted for using the interest method—acquisition discounts for the Portfolio as a whole are accreted as an adjustment to yield over the estimated life of the Portfolio. Performing Portfolio Assets are carried at the unpaid principal balance of the underlying loans, net of acquisition discounts and allowance for loan losses. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the internal rate of return ("IRR") over a portfolio's remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Income on performing Portfolio Assets is accrued monthly based on each loan pool's effective IRR. Cash flows greater than the interest accrual will reduce the carrying value of the pool. Likewise, cash flows that are less than the accrual will increase the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company's proprietary collection model. Gains are recognized on the performing Portfolio Assets when sufficient funds are received to fully satisfy the obligation on loans included in the pool, either from funds from the borrower or sale of the loan. The gain recognized represents the difference between the proceeds received and the allocated carrying value of the individual loan in the pool.

        The actual future cash flows of the pool could vary materially from the expected future cash flows of the pool due to changes in economic conditions, changes in collateral values, deterioration in the borrowers financial condition, restructure or renewal of individual loans in the pool, sale of loans within the pool and other conditions described in the risk factors discussed earlier in this document. In the event that the actual future cash flows of the pool exceed the current estimates, the reported future results of the Company could be higher than anticipated and would result in a higher level of interest income due to greater amounts of discount accretion being included in revenue derived from the performing Portfolio Assets as well as higher gains recognized on the sale of individual loans from a pool. In the event that actual future cash flows of the pool are less than current estimates, the reported future results of the Company could be lower than anticipated and would result in a lower level of interest income and reduced gains from the sale of assets from a pool, lower levels of interest income as a result of lower amounts of discount accretion being included in revenue derived from performing Portfolio Assets or possibly require the Company to recognize impairment in the value of the pool due to a decline in the present value of the expected future cash flows.

  Impairment of Loans Acquired Prior to 2005

        Management's best estimate of IRR as of January 1, 2005, is the basis for subsequent impairment testing. If it is probable that all cash flows estimated at acquisition plus any changes to expected cash flows arising from changes in estimates after acquisition would not be collected, the carrying value of a pool would be written down to maintain the then current IRR. Prior to January 1, 2005, impairment charges would be taken to the income statement with a corresponding write-off of the receivable balance. Consequently, no allowance for loan loss was recorded prior to January 1, 2005. The Company recorded provision for impairment of loans in the amounts of $121,000 in 2005, $13,000 in 2004 and $57,000 in 2003.

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

  Loans Acquired After 2004

  Loans Acquired With Credit Deterioration

        At acquisition, FirstCity reviews each loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that FirstCity will be unable to collect all amounts due according to the loan's contractual terms. If both conditions exist, FirstCity determines whether each such loan is to be accounted for individually or whether such loans will be assembled into pools of loans based on common risk characteristics (including loan type, collateral type, geographical location, performance status and borrower relationship).

        FirstCity considers expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each loan and each subsequently aggregated pool of loans. FirstCity determines the excess of the loan's or pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted ("nonaccretable difference"). The excess of the loan's cash flows expected to be collected at acquisition over the initial investment in the loan or pool is accreted into interest income over the remaining life of the loan or pool ("accretable yield").

        Over the life of the loan or pool, FirstCity continues to estimate cash flows expected to be collected. FirstCity evaluates at the balance sheet date whether the present value of its loans determined using the effective interest rates has decreased below book value and if so, a valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The present value of any subsequent increase in the loan's or pool's actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan or pool. Any remaining increases in the present value of cash flows expected to be collected will be used to recalculate the amount of accretable yield recognized on a prospective basis over the pool's remaining life.

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

        Interest accrual ceases when payments become 90 days contractually past due. An allowance for loan losses is established when a loan becomes impaired. A loan is impaired when full payment under the loan terms is not expected. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed. At December 31, 2005, the Company had established a valuation allowance of $31,000 on these loans.

  Real Estate Portfolios

        Real estate portfolios consist of real estate acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of real estate portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, net of costs to sell, which represents the net realizable value of the real estate portfolio. Impairment losses are charged to operations in the period the impairment is identified. The Company recorded impairment losses of $60,000, $1,000, $10,000 as of December 31, 2005, 2004 and 2003, respectively.

  Deferred Tax Asset

        As a part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects of future changes in tax laws or changes in tax rates are not anticipated. The measurement of deferred tax assets, if any, is reduced by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

        As a result of the Merger, the Company has substantial federal NOLs that can be used to offset the tax liability associated with the Company's pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic consolidated financial statements. The Company's analysis resulted in no change in 2005, 2004 and 2003.

        The Company has a net deferred tax asset of $20 million in the consolidated balance sheet as of December 31, 2005, which is composed of a gross deferred tax asset of $198 million net of a valuation allowance of $178 million. As discussed in note 3 of the consolidated financial statements, FirstCity sold its remaining 31% interest in Drive in November 2004. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes that the deferred tax asset, net of allowance, has been carried at low levels, and thus, the sale of Drive has no impact on FirstCity's ability to realize all of the deferred tax asset, net of allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly. See "Item 1A. Risk Factors."

  Equity Investments in Acquisition Partnerships

        FirstCity accounts for its investments in Acquisition Partnerships and their general partners using the equity method of accounting. This accounting method generally results in the pass-through of its pro rata share of earnings from the partnerships' activities as if it had a direct investment in the underlying Portfolio Assets held by the partnerships. The revenues and earnings of the partnerships are determined on a basis consistent with the accounting methodology applied to Portfolio Assets as described in the preceding paragraphs. FirstCity has ownership interests in the various partnerships that range from 3% to 50%. The Company also holds investments in servicing entities that are accounted for under the equity method.

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

  Discontinued Operations

        Discontinued operations are comprised of two components previously reported as the Company's residential and commercial mortgage banking business and the consumer lending business conducted through FirstCity's minority interest investment in Drive. In November 2004, FirstCity completed the sale of its interest in Drive, and as of December 31, 2004, the Company had zero assets remaining from the discontinued consumer operations, but certain income realized from such operations.

        The only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction. This security is in "run-off," and the Company is contractually obligated to service this asset. Prior to the fourth quarter of 2004, FirstCity classified these securities as held to maturity and considered the estimated future gross cash receipts for such investment securities in the computation of the value of such investment securities. In the fourth quarter of 2004, FirstCity's management elected to pursue a strategy to liquidate these assets and carry them as held for sale. Consequently, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the remaining security is recorded at the lower of their carrying value or fair value less cost to sell. The cash flows are collected over a period of time and are valued using a discount rate of 18% and prepayment assumptions of 32% for fixed rate loans and 33% for variable rate loans. Overall loss rates are estimated at 14% of collateral. The assumptions used in the valuation model consider both industry as well as the Company's historical experience and are reviewed quarterly in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary. The Company recorded provisions of $.3 million in 2005, $3.8 million in 2004 and $.5 million in 2003 for additional losses from discontinued mortgage operations. In 2004, the provision primarily relates to FirstCity adjusting the carrying value of the residual interests to fair value. The additional provision in 2005 and 2003 primarily related to a decrease in the estimated future gross cash receipts on residual interests in securitizations as a result of the actual losses exceeding the losses projected by the valuation model.

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

  (iv)
  to determine whether or not there is impairment in a pool of Portfolio Assets.

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

        The effects of an increase in the estimated future cash receipts would generally increase revenues from Portfolio Assets by increasing gross profit on a non-performing or real estate pool and increasing the effective yield on a performing or SOP 03-3 portfolio while a decrease in future cash receipts would generally have the effect of reducing revenues by reducing gross profit on a non-performing or real estate pool and creating impairment on a performing or SOP 03-3 portfolio. In some cases a reduction in the total future cash receipts by collecting those cash receipts sooner than expected could have a positive impact on the Company's revenues from Portfolio Assets due to reduced interest expense and other carrying costs associated with the Portfolio Assets. Likewise an increase in future cash receipts, although generally a positive trend, could have a negative impact on future revenues of the Company if collected over a longer period, resulting in higher levels of interest expense and other carrying costs of the portfolios negating any potentially positive effects.

  Consolidation Policy

        The accompanying consolidated financial statements include the accounts of all of the majority owned subsidiaries of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in 20%- to 50%- owned affiliates are accounted for on the equity method since the Company has the ability to exercise significant influence over operating and financial policies of those affiliates. For domestic Acquisition Partnerships, the Company owns a limited partner interest and generally shares in a general partner interest. Regarding the foreign investments, the Company participates as a limited partner. In all cases, the Company's direct and indirect equity interest never exceeds 50%.

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

        In December 2003, the FASB issued a revision to Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46R"), which was originally issued in January 2003. FIN 46R provides guidance on the consolidation of certain entities when control exists through other than voting (or similar) interests and was effective immediately with respect to entities created after January 31, 2003. For certain special purpose entities created prior to February 1, 2003, FIN 46R became effective for financial statements issued after December 15, 2003. For all other entities created prior to February 1, 2003, FIN 46R became effective January 1, 2004.

        FIN 46R requires consolidation by the primary beneficiary of expected losses or residual gains of the activities of a variable interest entity ("VIE"). FirstCity holds significant variable interests in certain

Acquisition Partnerships, which would be characterized as VIE's. However, FirstCity is not deemed to be the primary beneficiary of any of these entities based on the criteria set forth in FIN 46R. At December 31, 2005 FirstCity's maximum exposure to loss as a result of its involvement with the VIE's is $22.3 million.

        Equity earnings in most of the foreign Acquisition Partnerships are recorded on a one-month lag due to the timing of FirstCity's receipt of those financial statements.

Contractual Obligations and Commercial Commitments

        The following tables present contractual cash obligations and commercial commitments of the Company as of December 31, 2005. See Notes 7, 12 and 14 of the Notes to Consolidated Financial Statements (dollars in thousands).

	Payments Due by Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Notes payable secured by Portfolio Assets, loans receivable and equity in Acquisition Partnerships	$89,653	$318	$89,335	$—	$—
Unsecured notes	606	—	—	—	606
Operating leases	2,388	50	1,002	458	878
Unfunded Portfolio purchase obligation	396	396	—	—	—

	$93,043	$764	$90,337	$458	$1,484

Amount of Commitment Expiration Period
	Unfunded Commitments	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Commercial Commitments	$—	$—	$—	$—	$—

Effect of New Accounting Standards

        On January 1, 2006, FirstCity adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company will utilize the prospective method. Therefore, on January 1, 2006, the Company began recognizing an expense for unvested share-based compensation that has been issued. Unvested compensation cost at January 1, 2006 to be expensed prospectively based on unvested stock options at that date outstanding was approximately $1.7 million.

        On June 29, 2005, the FASB ratified the consensus reached by Emerging Issues Task Force ("EITF") on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights ("EITF 04-5"). The consensus reached by the EITF at the June 2005 meeting was that a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate the limited partnership unless (1) the limited partners possess substantive kick-out rights or (2) the limited partners possess substantive participating rights. This ratification of EITF Issue No. 04-5 has caused the amendments of Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF Issue No. 96-16, Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder

or Shareholders Have Certain Approval or Veto Rights. EITF 04-5 is effective for all new and modified agreements effective June 29, 2005. For pre-existing agreements that are not modified, the EITF is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. The adoption of EITF 04-5 had no impact on the Company's results of operations or financial position.

        In July 2005, the Financial Accounting Standards Board issued SFAS No.154, Accounting for Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). Under the provisions of SFAS 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. SFAS 154 was adopted by the Company as of January 1, 2006 and had no impact on the consolidated financial position or earnings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's operations are materially impacted by net gains on sales of loans and net interest margins. The level of gains from loan sales the Company achieves is dependent on demand for the products originated. Net interest margins are dependent on the Company's ability to maintain the spread or interest differential between the interest it charges the customer for loans and the interest the Company is charged for the financing of those loans. The following describes each component of interest bearing assets held by the Company and how each could be affected by changes in interest rates.

        The Company invests in Portfolio Assets both directly through consolidated subsidiaries and indirectly through equity investments in Acquisition Partnerships. Portfolio Assets consist of investments in pools of non-homogenous assets that predominantly consist of loan and real estate assets. Earnings from these assets are based on the estimated future cash flows from such assets and recorded when those cash flows occur. The underlying loans within these pools bear both fixed and variable rates. Due to the non-performing nature and history of these loans, changes in prevailing benchmark rates (such as the prime rate or LIBOR) generally have a nominal effect on the ultimate future cash flow to be realized from the Portfolio Assets.

        Loans receivable consist of investment loans made to Acquisition Partnerships and bear interest at predominately fixed rates. The collectibility of these loans is directly related to the underlying Portfolio Assets of those Acquisition Partnerships, which are non-performing in nature. Therefore, changes in benchmark rates would have minimal effect on the collectibility of these loans.

        Additionally, the Company has various sources of financing which have been previously described in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        The following table is a summary of the interest earning assets and interest bearing liabilities, as of December 31, 2005, segregated by asset type as described in the previous paragraphs, with expected maturity or sales dates as indicated (dollars in thousands):

	Weighted Average Rate	0-3 Months	3-6 Months	6-9 Months	9-12 Months	Greater than 12 Months	Total
Interest bearing assets
Portfolio assets(1)	N/A	$4,287	$2,587	$803	$1,528	$40,141	$49,346
Loans receivable(2)	8.77%	6,099	2,352	1,467	5,553	4,135	19,606
Equity investments(3)	N/A	14,247	9,854	11,041	8,750	39,893	83,785

		$24,633	$14,793	$13,311	$15,831	$84,169	$152,737

Interest bearing liabilities
Notes payable secured by Portfolio Assets, loans receivable and equity in Acquisition Partnerships(4)	6.25%	$78	$79	$80	$81	$89,335	$89,653
Unsecured notes	6.94%	—	—	—	—	606	606

		$78	$79	$80	$81	$89,941	$90,259

(1)
Portfolio Assets are shown based on estimated proceeds from disposition, which could occur much faster or slower than anticipated or as directed.

(2)
Loans receivable are shown in the table based upon the expected date of sale or repayment, which could occur much faster or slower than anticipated.

(3)
Equity investments are shown based on anticipated equity disbursements, which could occur much faster or slower than anticipated. Equity investments have the same type of interest bearing assets and liabilities as wholly-owned subsidiaries.

(4)
Notes payable mature in the periods indicated. This does not necessarily indicate when the outstanding balances would be paid. Notes payable secured by Portfolio Assets fund up to 100% of the corresponding asset class. If the asset balance declines whether through a sale or a payment from the borrower, the corresponding liability must be paid.

        The Company currently has investments in Europe and Latin America (i.e. Mexico, Argentina and Dominican Republic.) In Europe, the Company's investments are in the form of equity and represent a significant portion of the Company's total equity investments. As of December 31, 2005, one U.S. dollar equaled .84 Euros. A sharp change of the Euro relative to the U.S. dollar could materially adversely affect the financial position and results of operations of the Company. A 5% and 10% incremental depreciation of the Euro would result in an estimated decline in the valuation of the Company's equity investments in Europe of approximately $1.3 million and $2.5 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Euro relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company's consolidated financial position or results of operations. As discussed above, the revolving acquisition facility with Bank of Scotland for $95 million allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million U.S. dollars. At December 31, 2005, the Company had $20.3 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. Management of the Company feels that this loan agreement will help reduce the risk of adverse effects of currency changes on Euro-denominated investments.

        In Mexico, approximately 95% of the Company's investments are made through U.S. dollar denominated loans to the Partnerships located in Mexico. The remaining investment is in the form of equity in these same Partnerships. The loans receivable are required to be repaid in U.S. dollars. Although the U.S. dollar balance of these loans will not change due to a change in the Mexican peso, the future estimated cash flows of the underlying assets in Mexico could become less valuable as a result of a change in the exchange rate for the Mexican peso, and thus could affect the overall total returns to the Company on these investments. As of December 31, 2005, one U.S. dollar equaled 10.78 Mexican pesos. A 5% and 10% incremental depreciation of the Mexican peso would result in an estimated decline in the valuation of the Company's total investments in Mexico of approximately $.8 million and $1.6 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Mexican peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company's consolidated financial position or results of operations.

        FirstCity has loans and equity investments in South America—primarily from Argentine Acquisition Partnerships. As of December 31, 2005, one U.S. dollar equaled 3.04 Argentine pesos. The Company estimates that a 5% and 10% incremental depreciation of the Argentine peso would result in a decline in the valuation of the Company's total investments in Argentina of approximately $.1 million and $.2 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Argentine peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company's consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$12,901	$9,724
Portfolio Assets, net	49,346	37,952
Loans receivable from Acquisition Partnerships held for investment	19,606	21,255
Equity investments	83,785	57,815
Deferred tax asset, net	20,101	20,101
Service fees receivable from affiliates	1,103	1,631
Other assets, net	7,870	8,562
Discontinued mortgage assets	157	1,817

Total Assets	$194,869	$158,857

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable to affiliates	$606	$491
Notes payable other	89,653	50,812
Minority interest	1,193	1,292
Liabilities from discontinued consumer operations	121	9,033
Liabilities from discontinued mortgage operations	—	50
Other liabilities	4,385	4,756

Total Liabilities	95,958	66,434
Commitments and contingencies (note 14)
Stockholders' equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued and outstanding: 11,307,187 and 11,260,687, respectively)	113	113
Paid in capital	99,843	99,364
Accumulated deficit	(2,058)	(10,289)
Accumulated other comprehensive income	1,013	3,235

Total Stockholders' Equity	98,911	92,423

Total Liabilities and Stockholders' Equity	$194,869	$158,857

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Servicing fees from affiliates	$11,754	$13,747	$15,051
Gain on resolution of Portfolio Assets	5,438	1,649	1,380
Interest income from affiliates	1,838	2,263	2,794
Loan interest income	2,824	823	502
Other income	2,239	2,659	1,591

Total revenues	24,093	21,141	21,318

Expenses:
Interest and fees on notes payable to affiliates	39	65	79
Interest and fees on notes payable—other	3,963	6,846	7,283
Interest on shares subject to mandatory redemption	—	265	133
Salaries and benefits	15,200	16,139	15,875
Provision for loan and impairment losses	212	30	98
Occupancy, data processing, communication and other	8,311	7,560	7,491

Total expenses	27,725	30,905	30,959

Equity in earnings of investments	12,013	14,913	14,174

Earnings from continuing operations before income taxes and minority interest	8,381	5,149	4,533
Income tax expense	(250)	(75)	(185)
Minority interest	(53)	(63)	10

Earnings from continuing operations	8,078	5,011	4,358
Discontinued operations
Earnings (loss) from discontinued operations	(478)	60,382	4,774
Income tax benefit (expense)	631	(1,759)	55

Net earnings from discontinued operations	153	58,623	4,829

Net earnings	8,231	63,634	9,187
Accumulated preferred dividends in arrears	—	—	(133)

Net earnings to common stockholders	$8,231	$63,634	$9,054

Basic earnings per common share are as follows:
Earnings from continuing operations	$0.72	$0.45	$0.38
Discontinued operations	$0.01	$5.22	$0.43
Net earnings to common stockholders	$0.73	$5.67	$0.81
Weighted average common shares outstanding	11,285	11,230	11,200
Diluted earnings per common share are as follows:
Earnings from continuing operations	$0.68	$0.42	$0.37
Discontinued operations	$0.01	$4.95	$0.43
Net earnings to common stockholders	$0.69	$5.37	$0.80
Weighted average common shares outstanding	12,012	11,840	11,349

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Number of Common Shares	Common Stock	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balances, December 31, 2002	11,195,076	$112	$98,934	$(82,977)	$2,683	$18,752
Issuance of common stock in exchange for redeemable preferred stock	8,200	—	75	—	—	75
Issuance of shares through employee stock purchase plan	1,395	—	3	—	—	3
Exercise of common stock options	6,250	—	12	—	—	12
Refund of unconverted common stock	(17,234)	—	144	—	—	144
Comprehensive income:
Net earnings for 2003	—	—	—	9,187	—	9,187
Foreign currency items	—	—	—	—	2,157	2,157
Unrealized net loss on securitization	—	—	—	—	(1,228)	(1,228)

Total comprehensive income						10,116

Preferred dividends	—	—	—	(133)	—	(133)

Balances, December 31, 2003	11,193,687	$112	$99,168	$(73,923)	$3,612	$28,969
Exercise of common stock options	67,000	1	196	—	—	197
Comprehensive income:
Net earnings for 2004	—	—	—	63,634	—	63,634
Translation adjustments	—	—	—	—	(377)	(377)

Total comprehensive income						63,257

Balances, December 31, 2004	11,260,687	113	99,364	(10,289)	3,235	92,423
Exercise of common stock options	46,500	—	196	—	—	196
Additional paid-in capital arising from sale of shares by investee	—	—	283	—	—	283
Comprehensive income:
Net earnings for 2005	—	—	—	8,231	—	8,231
Translation adjustments	—	—	—	—	(2,222)	(2,222)

Total comprehensive income						6,009

Balances, December 31, 2005	11,307,187	$113	$99,843	$(2,058)	$1,013	$98,911

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings	$8,231	$63,634	$9,187
Adjustments to reconcile net earnings to net cash used in operating activities:
Net earnings from discontinued operations	(153)	(58,623)	(4,829)
Purchase and advances of Portfolio Assets and loans receivable, net	(33,921)	(48,416)	(6,646)
Proceeds applied to principal on Portfolio Assets and loans receivable	29,894	13,281	12,187
Gain on resolution of Portfolio Assets	(5,438)	(1,649)	(1,380)
Capitalized interest and costs on Portfolio Assets and loans receivable	(278)	(191)	(216)
Provision for loan and impairment losses	212	30	98
Equity in earnings of investments	(12,013)	(14,913)	(14,174)
Depreciation and amortization	834	725	896
Decrease (increase) in service fees receivable from affiliate	528	(241)	845
Increase in other assets	(325)	(952)	(2,576)
Payments of dividends on preferred stock	—	(1,459)	—
Change in debt imputed value	149	(759)	—
Increase (decrease) in other liabilities	(1,612)	396	73

Net cash used in operating activities	(13,892)	(49,137)	(6,535)

Cash flows from investing activities:
Purchase of minority interest by consolidated subsidiary	—	—	(1,399)
Property and equipment, net	(128)	(2,307)	(776)
Contributions to Acquisition Partnerships and Servicing Entities	(40,539)	(12,603)	(18,879)
Distributions from Acquisition Partnerships and Servicing Entities	24,224	29,050	30,845

Net cash provided by (used in) investing activities	(16,443)	14,140	9,791

Cash flows from financing activities:
Borrowings under notes payable—other	107,782	75,848	30,748
Payments of notes payable to affiliates	(34)	(26)	(82)
Payments of notes payable—other	(67,283)	(99,965)	(36,498)
Refund on unconverted Common Stock	—	—	144
Payments for tender of redeemable preferred stock	—	(2,652)	(50)
Proceeds from issuance of common stock	196	197	15

Net cash provided by (used in) financing activities	40,661	(26,598)	(5,723)

Net cash provided by (used in) continuing operations	10,326	(61,595)	(2,467)
Cash flows from discontinued operations (Revised—see note 1(s):
Net cash provided by (used in) operating activities	(8,452)	67,832	(751)
Net cash provided by investing activities	1,303	742	1,845

Net cash provided by (used in) discontinued operations	(7,149)	68,574	1,094

Net increase (decrease) in cash and cash equivalents	3,177	6,979	(1,373)
Cash and cash equivalents, beginning of year	9,724	2,745	4,118

Cash and cash equivalents, end of year	$12,901	$9,724	$2,745

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,944	$7,520	$6,401
Income taxes	430	823	350
Non-cash financing activities:
Dividends accumulated and not paid on preferred stock	—	—	133

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003
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

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimation of future collections on purchased Portfolio Assets used in the calculation of net gain on resolution of Portfolio Assets, interest rate environments, valuation of the deferred tax asset, and prepayment speeds and collectibility of loans held in inventory, securitization trusts and for investment. Actual results could differ materially from those estimates.

  (b)
  Description of Business

        The Company is a financial services company with offices throughout the United States and Mexico, with a presence in France and South America. At December 31, 2005, the Company was engaged in one principal reportable segment—Portfolio Asset acquisition and resolution. On September 21, 2004, FirstCity and certain of its subsidiaries entered into a Securities Purchase Agreement relating to the sale of the Company's remaining 31% beneficial ownership interest in Drive Financial Services LP ("Drive") and its general partner, Drive GP LLC, to IFA Drive GP Holdings LLC ("IFA-GP"), IFA Drive LP Holdings LLC ("IFA-LP") and Drive Management LP ("MG-LP"). This sale was completed on November 1, 2004 and resulted in a $53.3 million net gain ($54.4 million gain, net of $1.1 million in taxes). The $86.8 million proceeds from the sale were primarily used to retire debt. Following the sale, FirstCity and Bank of Scotland restructured the existing $50 million revolving credit facility into a $96 million revolving acquisition facility that matures in November 2008, which is reduced by $1.3 million per quarter, commencing on December 27, 2005.

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

        The Company services, manages and ultimately resolves or otherwise disposes of substantially all of the assets it, its Acquisition Partnerships, or other related entities acquire. The Company services such assets until they are collected or sold and normally does not manage assets for non-affiliated third parties.

  (c)
  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of all majority owned subsidiaries of the Company. Furthermore, variable interest entities in which the Company has an interest have been consolidated where the company is identified as the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in 20%- to 50%-owned affiliates are accounted for on the equity method since the Company has the ability to exercise significant influence over operating and financial policies of those affiliates. The following is a listing of the 20%- to 50%-owned owned affiliates accounted for on the equity method and held at December 31, 2005:

Affiliate	Percentage Ownership
BIDMEX 4, LLC	20.00%
BIDMEX 5, LLC	20.00%
BIDMEX 8, LLC	20.00%
CRY Limited	20.00%
CTY Limited	20.00%
UHR Limited	20.00%
WOX Limited	20.00%
Namex, LLC	22.22%
WOD Limited	22.50%
WOL Limited	22.50%
FC Portfolio Limited	22.50%
SAI SA	22.50%
FCS Fischer, Ltd	24.70%
NEVVS Limited	25.00%
BIDMEX 7, LLC	25.00%
BIDMEX 10, LLC	25.00%
BIDMEX 11, LLC	25.00%
HMCS-SIG Limited	30.00%
HMCS-ECK Limited	32.00%
MinnTex Investment Partners LP	33.00%
FCS Fischer GP, Corp	33.33%
P.R.L. Development, SAS	43.50%
First B Realty, L.P	49.00%
WAMCO III, Ltd	49.00%
WAMCO IX, Ltd	49.00%
WAMCO XXIV, Ltd	49.00%
WAMCO XXV, Ltd	49.00%
WAMCO XXVIII, Ltd	49.50%

WAMCO XXX, Ltd	49.50%
WAMCO 31, Ltd	49.50%
WAMCO 32, Ltd	49.50%
WAMCO 33, Ltd	49.50%
WAMCO 34, Ltd	49.50%
FCS Creamer Ltd	49.75%
FCS Wildhorse, Ltd	49.75%
FCS Wood, Ltd	49.75%
Calibat Fund, LLC	50.00%
FCS Creamer GP, Corp	50.00%
FCS Wildhorse GP Corp	50.00%
FCS Wood GP Corp	50.00%
FirstCity Recovery	50.00%
FirstCity South America	50.00%
FirstStreet Investment Corporation	50.00%
MinnTex GP Corp	50.00%
WAMCO 31 of Texas, Inc	50.00%
WAMCO 32 of Texas, Inc	50.00%
WAMCO 33 of Texas, Inc	50.00%
WAMCO 34 of Texas, Inc	50.00%
WAMCO III of Texas, Inc	50.00%
WAMCO IX of Texas, Inc	50.00%
WAMCO XXIV of Texas, Inc	50.00%
WAMCO XXV of Texas, Inc	50.00%
WAMCO XXVII of Texas, Inc	50.00%
WAMCO XXVIII of Texas, Inc	50.00%
WAMCO XXX of Texas, Inc	50.00%

        Investments in less than 20% owned affiliates are also accounted for on the equity method. FirstCity has the ability to exercise significant influence over operating and financial policies of these entities, despite its comparatively smaller equity percentage, due primarily to its active participation in the policy making process as well as its involvement in the day-to-day management activities. These partnerships are formed to share in the risks and rewards in developing new markets as well as to pool resources. Following is a listing of the less than 20 percent owned affiliates accounted for on the equity method and held at December 31, 2005:

Affiliate	Percentage Ownership
BIDMEX, LLC	3.21%
WAMCO XXVII, Ltd	4.07%
BIDMEX II, LLC	4.12%
BIDMEX 6, LLC	10.00%
WHBE Limited	10.00%
Renova Financial Trust	10.00%
TR I Private Financial Trust	10.00%
BIDMEX 3, LLC	10.02%
El Consorcio Recovery FirstCity BNV, SA	11.09%
ResMex, LLC	11.12%
FC Properties, Ltd	14.50%
BIDMEX 9, LLC	15.00%
MCS et Associes, S.A.	11.89%
HMCS Investment	16.30%

        Equity earnings in the foreign Acquisition Partnerships are recorded on a one-month lag due to the timing of FirstCity's receipt of those financial statements.

        The Company has loans receivable from certain Acquisition Partnerships (see note 1(f)). In situations where the Company is not required to advance additional funds to the Acquisition Partnership and previous losses have reduced the equity investment to zero, the Company continues to report its share of equity method losses in its consolidated statements of operations to the extent of and as an adjustment to the adjusted basis of the related loan receivable in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee ("EITF 98-13") (See Note 5).

  (d)
  Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has maintained balances in various operating and money market accounts in excess of federally insured limits.

  (e)
  Portfolio Assets

        FirstCity primarily acquires loans in groups or portfolios that have experienced deterioration of credit quality between origination and the Company's acquisition of the loans. The amount paid for a loan reflects FirstCity's determination that it is probable the Company will be unable to collect all amounts due according to the loan's contractual terms.

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

  Performing Portfolio Assets

        Performing Portfolio Assets consist primarily of Portfolios of consumer and commercial loans acquired at a discount from the aggregate amount of the borrowers' obligation. Prior to January 1, 2005, performing Portfolio Assets were accounted for using the interest method—acquisition discounts for the Portfolio as a whole are accreted as an adjustment to yield over the estimated life of the Portfolio. Performing Portfolio Assets are carried at the unpaid principal balance of the underlying loans, net of acquisition discounts and allowance for loan losses. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the internal rate of return ("IRR") over a portfolio's remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Income on performing Portfolio Assets is accrued monthly based on each loan pool's effective IRR. Cash flows greater than the interest accrual will reduce the carrying value of the pool. Likewise, cash flows that are less than the accrual will increase the carrying balance. The IRR is estimated and periodically recalculated based on the timing and amount of anticipated cash flows using the Company's proprietary collection model. Gains are recognized on the performing Portfolio Assets when sufficient funds are received to fully satisfy the obligation on loans included in the pool, either from funds from the borrower or sale of the loan. The gain recognized represents the difference between the proceeds received and the allocated carrying value of the individual loan in the pool.

  Impairment of Loans Acquired Prior to 2005

        Management's best estimate of IRR as of January 1, 2005, is the basis for subsequent impairment testing. If it is probable that all cash flows estimated at acquisition plus any changes to expected cash flows arising from changes in estimates after acquisition would not be collected, the carrying value of a pool would be written down to maintain the then current IRR. Prior to January 1, 2005, impairment charges would be taken to the income statement with a corresponding write-off of the receivable balance. Consequently, no allowance for loan loss was recorded prior to January 1, 2005.

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

  Loans Acquired After 2004

  Loans Acquired With Credit Deterioration

        FirstCity considers expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each loan and each subsequently aggregated pool of loans. FirstCity determines the excess of the loan's or pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted ("nonaccretable difference"). The excess of the loan's cash flows expected to be collected at acquisition over the initial investment in the loan or pool is accreted into interest income over the remaining life of the loan or pool ("accretable yield").

        Over the life of the loan or pool, FirstCity continues to estimate cash flows expected to be collected. FirstCity evaluates at the balance sheet date whether the present value of its loans determined using the effective interest rates has decreased below book value and if so, a valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The present value of any subsequent increase in the loan's or pool's actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan or pool. Any remaining increases in the present value of cash flows expected to be collected will be used to recalculate the amount of accretable yield recognized on a prospective basis over the pool's remaining life.

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

        Interest accrual ceases when payments become 90 days contractually past due. An allowance for loan losses is established when a loan becomes impaired. A loan is impaired when full payment under the loan terms is not expected. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed.

  Real Estate Portfolios

        Real estate Portfolios consist of real estate acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of a real estate Portfolio is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the real estate Portfolio. Impairment losses are charged to operations in the period the impairment is identified. The Company recorded impairment losses of $60,000, $1,000, and $10,000 as of December 31, 2005, 2004 and 2003, respectively.

  (f)
  Loans Receivable

        Loans receivable consist primarily of loans made to Acquisition Partnerships located in Mexico at fixed rates ranging between 0% and 18%, the repayment of which is generally dependent upon future cash flows and distributions made from those Acquisition Partnerships. Interest is accrued when earned in accordance with the contractual terms of the loans. The evaluation for impairment is determined based on the review of the estimated future cash receipts of the underlying nonperforming Portfolio Assets of each related Acquisition Partnership. The Company recorded no allowance for impairment in 2005, 2004 and 2003. During 2004 and 2003, the Company amended loan agreements with four and three Mexican partnerships, respectively, to provide for no interest to be payable with respect to periods after the effective date of the amendments. At December 31, 2005 and 2004, the balance of nonaccrual loans receivable was $7.6 million and $8.9 million, respectively.

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

  (i)
  Revenue Recognition on Service Fees

        The Company has no capitalized servicing rights because servicing is not contractually separated from the underlying assets by sale or securitization of the assets with servicing retained or separate purchase or assumption of the servicing. The Company services, in all material respects, the Portfolio Assets owned for its own account, the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, certain Portfolio Assets owned by third parties. In connection with the Acquisition Partnerships in the United States, the Company generally earns a servicing fee, which is a percentage of gross cash collections generated rather than a management fee based on the Face Value of the asset being serviced. The rate of servicing fee charged is generally a function of the average Face Value of the assets within each pool being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range), the type of assets and the level of servicing required on each assets. For the Mexican Acquisition Partnerships, the Company earns a servicing fee based on costs of servicing plus a profit margin. The Acquisition Partnerships in Europe and South America are serviced by various entities in which the Company maintains an equity interest. In all cases, service fees are recognized as they are earned in accordance with the servicing agreements.

  (j)
  Revenue Recognition on Contingent Fees

        The Company currently has certain servicing contracts with its Mexican investment entities whereby the Company is entitled to additional compensation for servicing once a specified return to the investors has been achieved. The Company will not recognize any revenue related to these contracts until the investors have received the required level of returns specified in the contracts and the Mexican investment entity has received cash in an amount greater than the required returns. There is no guarantee that the required level of returns to the investors will be achieved or that any additional compensation to the Company related to the contracts will be realized. The amount of these fees recognized by the Company was $359 in 2005, $332 in 2004 and $334 in 2003.

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

  (l)
  Translation Adjustments

        The Company has determined that the local currency is the functional currency for its operations outside the United States (primarily Europe and Latin America). Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' equity in accumulated other comprehensive income (loss). Revenues, costs and expenses denominated in foreign currencies are translated at the weighted average exchange rate for the period. An analysis of the changes in the cumulative adjustments during 2005, 2004 and 2003 follows (dollars in thousands):

Balance, December 31, 2002	$1,455
Aggregate adjustment for the year resulting from translation adjustments	2,157

Balance, December 31, 2003	3,612
Aggregate adjustment for the year resulting from translation adjustments and gains and losses on certain hedge transactions	(377)

Balance, December 31, 2004	3,235
Aggregate adjustment for the year resulting from translation adjustments and gains and losses on certain hedge transactions	(2,222)

Balance, December 31, 2005	$1,013

        Increases or decreases in expected functional currency cash flows upon settlement of a foreign currency transaction are recorded as foreign currency transaction gains or losses and included in the results of operations in the period in which the transaction is settled. Aggregate foreign currency transaction gains included in the consolidated statements of operations for 2005, 2004 and 2003 were $848, $678 and $1,136 respectively.

        At December 31, 2005, the Company had $20.3 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company entered into the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation (gain) loss included in accumulated other comprehensive income relating to the Euro-denominated debt was ($1,348) for 2005, $297 for 2004 and zero for 2003.

  (m)
  Unrealized Gains on Securitization Transactions

        Prior to November 1, 2004, the Company had equity investments in certain entities which had retained unrated interests in securitization transactions. These retained interests represented the present value of the right to the excess cash flow generated by the securitized contracts. The residual certificates were accounted for under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Because such assets could be contractually prepaid or otherwise settled in such a way that the holder would not receive all of the recorded investment, the assets were classified as available-for-sale investments and carried at estimated fair value with any accompanying increases or decreases in estimated fair value being recorded as unrealized gains or losses in other comprehensive income (loss) in the accompanying statements of stockholders' equity and comprehensive income. An analysis of the changes in the unrealized net gains on securitization transactions during 2005, 2004 and 2003 follows.

Balance, December 31, 2002	$1,228
Aggregate adjustment for the period resulting from unrealized net losses on securitizations	(1,228)

Balance, December 31, 2003	—
Aggregate adjustment for the period resulting from unrealized net losses on securitizations	—

Balance, December 31, 2004	—
Aggregate adjustment for the period resulting from unrealized net losses on securitizations	—

Balance, December 31, 2005	$—

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
  Net Earnings Per Common Share

        Basic net earnings per common share calculations are based upon the weighted average number of common shares outstanding. Potentially dilutive common share equivalents include warrants and employee stock options in the diluted loss per common share calculations.

        Basic and diluted earnings from continuing operations per share were determined as follows:

	Year Ended December 31,
	2005	2004	2003
Earnings from continuing operations	$8,078	$5,011	$4,358
Less: accumulated preferred dividends in arrears	—	—	(133)

Earnings from continuing operations available to common stockholders	$8,078	$5,011	$4,225

Weighted average outstanding shares of common stock	11,285	11,230	11,200
Dilutive effect of:
Warrants	342	302	79
Employee stock options	385	308	70

Weighted average outstanding shares of common stock and common stock equivalents	12,012	11,840	11,349

Earnings from continuing operations per share:
Basic	$0.72	$0.45	$0.38

Diluted	$0.68	$0.42	$0.37

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

  (q)
  Stock-Based Compensation

        At December 31, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2005	2004	2003
Net earnings to common stockholders, as reported	$8,231	$63,634	$9,054
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(666)	(346)	(204)

Pro forma net earnings to common stockholders	$7,565	$63,288	$8,850

Net earnings per common share:
Basic—as reported	$0.73	$5.67	$0.81

Basic—pro forma	$0.67	$5.64	$0.79

Diluted—as reported	$0.69	$5.37	$0.80

Diluted—pro forma	$0.63	$5.35	$0.78

  (r)
  Effects of New Accounting Standards

        On January 1, 2006, FirstCity adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS No. 123R supersedes APB Opinion No. 25, which requires recognition of an expense when goods or services are provided. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. The Company will utilize the modified prospective transition method. Therefore, on January 1, 2006, the Company began recognizing an expense for unvested share-based compensation that has been issued. Unvested compensation cost at January 1, 2006 to be expensed prospectively based on unvested stock options at that date outstanding was estimated at approximately $1.7 million.

        On June 29, 2005, the FASB ratified the consensus reached by Emerging Issues Task Force ("EITF") on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights ("EITF 04-5"). The consensus reached by the EITF at the June 2005 meeting was that a sole general partner is presumed to control a limited partnership (or similar entity) and should consolidate the limited partnership unless (1) the limited partners possess substantive kick-out rights or (2) the limited partners possess substantive participating rights. This ratification of EITF Issue No. 04-5 has caused the amendments of Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF Issue No. 96-16, Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. EITF 04-5 is effective for all new and modified agreements effective June 29, 2005. For pre-existing agreements that are not modified, the EITF is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. The adoption of EITF 04-5 had no impact on the Company's results of operations or financial position.

        In July 2005, the Financial Accounting Standards Board issued SFAS No.154, Accounting for Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154").

Under the provisions of SFAS 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. SFAS 154 was adopted by the Company as of January 1, 2006 and had no impact on the consolidated financial position or earnings.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. As it relates to FirstCity, on July 1, 2003, the carrying value of the New Preferred Stock was $3.7 million and approximated fair value. Beginning with the third quarter of 2003, the New Preferred Stock was presented as a liability in the consolidated financial statements and any related accretion of discount and dividends was charged to the consolidated results of operations.

  (s)
  Reclassifications

        Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with current consolidated financial statement presentation. In 2005, equity in earnings of investments was reclassified outside of revenues, which in prior periods was included with revenues. Also in 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

2.     Restructure, Liquidity and Capital Resources

        The Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to entities formed to acquire Portfolios ("Acquisition Partnerships"), retirement of and dividends on preferred stock, and other investments. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt, dividends from the Company's subsidiaries, borrowings from revolving lines of credit and other credit facilities, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

        In December 2002, FirstCity completed a recapitalization in which holders of redeemable preferred stock, par value $.01 per share, ("New Preferred Stock") exchanged 1,092,210 shares of New Preferred Stock for 2,417,388 shares of common stock and $10.5 million in cash. FirstCity also recorded a $4 million gain in December 2002 from the release of its guaranty of Drive's indebtedness to BoS(USA), Inc. ("BoS(USA)"). BoS(USA)'s warrant to purchase 1,975,000 shares of non-voting common stock was cancelled. FirstCity also acquired the minority interest in FirstCity Holdings Corporation held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity, by issuing 400,000 shares of common stock of the Company and a note payable, to be periodically redeemed by the Company for an aggregate of up to $3.2 million out of certain cash collections from servicing income from Portfolios in Mexico.

        As a part of the recapitalization, BoS(USA) provided a non-recourse loan in the amount of $16 million to FirstCity which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity's debt to the Bank of Scotland. In connection with the $16 million loan, FirstCity was obligated to pay an arrangement fee to BoS(USA) equal to 20% of all amounts received by FirstCity in excess of $16 million from any sale or other disposition of FirstCity's 20% interest in Drive and all dividends and other distributions paid by Drive or its general partner on FirstCity's 20% interest in Drive. This arrangement was settled as part of the Drive Sale discussed below.

        Also related to the recapitalization, the Bank of Scotland and BoS(USA) (the "Lenders") refinanced the remainder of the Company's debt facilities. The Lenders also provided new financing to FirstCity, with a total commitment of up to $59 million, consisting of (a) a $5 million revolving credit loan and (b) an acquisition term loan facility for loans in a maximum aggregate amount of $54 million. Effective as of March 31, 2004, the Company amended the acquisition term loan facility which provided for term loans of a maximum amount of $54 million to become a revolving loan facility with a maximum principal balance of $45 million outstanding at any time.

        On November 1, 2004, FirstCity completed the sale of the Company's 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, which resulted in net proceeds of $86.8 million. A portion of the proceeds were used to pay off debt. As a result of the sale, FirstCity owed the Bank of Scotland an arrangement fee of $8.0 million relating to the $16 million loan to FirstCity discussed above. This fee was paid in January 2005.

        On November 12, 2004, FirstCity and Bank of Scotland restructured the $5 million revolving credit loan and the $45 million revolving portfolio acquisition facility into a $96 million revolving acquisition facility that matures in November 2008. This facility is used to finance the senior debt and equity portion of distressed asset pool purchases and to provide for the issuance of Letters of Credit and working capital loans. The $96 million facility (i) allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million U.S. dollars, (ii) allows loans to be made for acquisition of Portfolio Assets in Latin America of up to $35 million, (iii) provides for an interest rate of Libor plus 2.50% to 2.75%, (iv) provides for a commitment fee of 0.20% of the unused balance of the revolving acquisition facility, (v) provides that the aggregate borrowings under the facility will not exceed 60% of the net present value of FirstCity's interest in Portfolio Assets in Acquisition Partnerships pledged to secure the acquisition facility, and (vi) provides for a reduction in the total loan commitment of $1.3 million per quarter, commencing on December 27, 2005.

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

        At December 31, 2005, the Company had $20.3 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company entered into the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was $1.3 million for the year ended December 31, 2005 and zero for 2004 and 2003.

        BoS (USA) has a warrant to purchase 425,000 shares of the Company's voting Common Stock at $2.3125 per share. BoS (USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares under certain specific situations to retain its ability to acquire approximately 4.86% of the Company's voting Common Stock. The warrant will expire on August 31, 2010, if it is not exercised prior to that date.

        FirstCity's $35 million loan facility with CFSC Capital Corp. XXX, a subsidiary of Cargill, terminated according to the terms of the agreement on March 31, 2005. This facility had been used to provide equity in new Portfolio acquisitions in partnerships with Cargill and its affiliates. On November 12, 2004, the outstanding balances on the Cargill facility were paid down to zero funded out of proceeds from the $96 million facility.

        Management believes that the Bank of Scotland facilities, the related fees generated from the servicing of assets, equity distributions from existing Acquisition Partnerships and wholly-owned portfolios, as well as sales of interests in equity investments, will allow the Company to meet its obligations as they come due during the next twelve months.

3.     Discontinued Operations

        Discontinued operations are comprised of two components previously reported as the Company's residential and commercial mortgage banking business ("Mortgage") and the consumer lending business conducted through the Company's minority interest investment in Drive ("Consumer"). Earnings (loss) from discontinued operations is summarized as follows:

	Year Ended December 31,
	2005	2004	2003
Mortgage	$(356)	$(3,840)	$(520)
Consumer	509	62,463	5,349

Net earnings from discontinued operations	$153	$58,623	$4,829

Mortgage

        Assets remaining from discontinued mortgage operations are investment securities resulting from the retention of a residual interest in a securitization transaction. These securities are in "run-off," and the Company is contractually obligated to service these assets. Prior to the fourth quarter of 2004, FirstCity classified these securities as held to maturity and considered the estimated future gross cash receipts for such investment securities in the computation of the value of such investment securities. In the fourth quarter of 2004, FirstCity's management elected to pursue a strategy to liquidate these assets and carry them as held for sale. Consequently, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the securities are recorded at the lower of their carrying value or fair value less cost to sell.

        In April 2005, the Company exercised an early purchase option on the 1998-1 securitization. Loans receivable were recorded at $6.1 million in accordance with EITF 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold. FirstCity evaluated each loan at the acquisition date to determine whether there was evidence of credit deterioration since origination. At December 31, 2005, the acquired loans are included in Portfolio Assets in the consolidated balance sheet and classified as either "loans acquired with credit deterioration" or "loans acquired without credit deterioration." See note 1(e) for a description of the accounting policy for these loans. As of December 31, 2005 only one investment security remained from discontinued mortgage operations.

        The assumptions used in the valuation model consider both industry as well as the Company's historical experience and are reviewed quarterly in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary. The Company recorded provisions of $.4 million in 2005, $3.8 million in 2004 and $.5 million in 2003 for additional losses from discontinued mortgage operations. In 2004, the provision primarily relates to FirstCity adjusting the carrying value of the residual interests to fair value. The additional provision in 2003 primarily related to a decrease in the estimated future gross cash receipts on residual interests in securitizations as a result of the actual losses exceeding the losses projected by the valuation model.

Consumer

        On September 21, 2004, FirstCity and certain of its subsidiaries entered into a definitive agreement to sell the Company's remaining 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA-GP, IFA-LP and MG-LP for a total purchase price of $108.5 million in cash, resulting in distributions and payments to FirstCity in the aggregate amount of $86.8 million in cash, from various sources. The sale was completed on November 1, 2004, and net cash proceeds from these transactions were primarily used to pay off debt.

        Pursuant to SFAS No. 144, the consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the consumer business segment as discontinued operations. There were no consumer assets held for sale as of December 31, 2005 and 2004. The liabilities of $.1 million and $9.0 million of such operations have been classified as "Liabilities from discontinued consumer operations," respectively on the December 31, 2005 and 2004 consolidated balance sheets and consisted of state taxes payable as of December 31, 2005. Liabilities from discontinued consumer operations at December 31, 2004 included an arrangement fee of $8 million owed to the Bank of Scotland relating to a $16 million loan made to FirstCity as part of the recapitalization in 2002 (see note 2). This fee was subsequently paid in the first quarter of 2005. The Company also had approximately $1 million of estimated accrued state income taxes at December 31, 2004 resulting from the sale of Drive. Of this, $.6 million was reversed in third quarter of 2005 due to lower than anticipated state income taxes related to the sale of Drive.

        The net earnings from discontinued consumer operations are classified on the consolidated statements as a component of "Earnings from discontinued operations." Summarized results of discontinued consumer operations are as follows:

	Year Ended December 31,
	2005	2004	2003
Equity in earnings	$—	$17,662	$7,237
Gain on sale of Drive	—	67,158	—
Interest and fees on notes payable to affiliate	—	(2,040)	(360)
Other expenses	(121)	(10)	(27)
Income taxes	630	(1,759)	(55)
Minority interest	—	(18,548)	(1,446)

Earnings from discontinued consumer operations	$509	$62,463	$5,349

        The net gain on sale of Drive of $53.3 million is comprised of $67.2 gross gain on sale and adjustments to the Company's basis in Drive of $2.8 million of equity earnings for October 2004, $15.6 million in minority interest expense and $1.1 in taxes.

        The pro forma condensed consolidated statements of operations for the years ended December 31, 2004 and 2003 illustrating the effects of the Drive sale as if it had occurred as of the beginning of the years are as follows:

	Year Ended December 31, 2004
	Historical	Pro Forma Adjustments (A)	Pro Forma
		(Unaudited)	(Unaudited)
Earnings from continuing operations	$5,011	$4,940	$9,951

Earnings from continuing operations per common share
Basic	$0.45		$0.89
Diluted	$0.42		$0.84
Weighted average common shares outstanding
Basic	11,230		11,230
Diluted	11,840		11,840

(A)
To eliminate additional interest and fees on notes payable that would not have been incurred if the transaction had been completed at the beginning of the period (interest savings from paydown of

  $67.8 million × average rate of 7.65% × .833 = $4.3 million and amortization of loan fees of $.6 million).

	Year Ended December 31, 2003
	Historical	Pro Forma Adjustments (A)	Pro Forma
		(Unaudited)	(Unaudited)
Earnings from continuing operations	$4,358	$5,993	$10,351

Earnings from continuing operations per common share(B)
Basic	$0.38		$0.91
Diluted	$0.37		$0.90
Weighted average common shares outstanding
Basic	11,200		11,200
Diluted	11,349		11,349

(A)
To eliminate additional interest and fees on notes payable that would not have been incurred if the transaction had been completed at the beginning of the period (interest savings from paydown of $67.8 million × average rate of 7.70% = $5.2 million and amortization of loan fees of $.8 million).

(B)
Earnings from continuing operations per common share include the effects of $133 accumulated preferred dividends in arrears.

4.     Portfolio Assets

        Portfolio Assets are pledged to secure notes payable that are non-recourse to FirstCity or any affiliate other than the entity that incurred the debt. See Note 2 for a description of the Revolving Credit agreement between FH Partners, L.P. and Bank of Scotland, which is guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.

        Portfolio Assets are summarized as follows:

	December 31,
	2005	2004
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$10,528	$19,993
Performing Portfolio Assets	12,029	16,039
Loans Acquired After 2004
Loans acquired with credit deterioration	12,703	—
Loans acquired with no credit deterioration	3,976	—

Outstanding balance	39,236	36,032
Allowance for loan losses	(163)	—

Carrying amount of loans, net of allowance	39,073	36,032
Real Estate Portfolios, net of allowance	8,018	1,920
Other	2,255	—

Portfolio Assets, net	$49,346	$37,952

        The Company recorded an allowance for impairment on Portfolio Assets of approximately $212, $30 and $98 in 2005, 2004 and 2003, respectively.

        During 2005, the Company established an allowance for loan losses by a charge to the income statement of $163, comprised of $462 in provisions for loan losses, net of reversals of provisions of $299. The Company previously had not recorded any other valuation allowances on its loans.

        Changes in accretable yield at December 31, 2005 on loans acquired after 2004 with evidence of credit deterioration were as follows:

Year Ended December 31, 2005
Beginning Balance	$—
Additions	6,101
Accretion	(711)
Reclassification from (to) nonaccretable difference	(1,039)
Disposals	(586)

Ending Balance	$3,765

        Loans acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Year Ended December 31, 2005
Face value at acquisition	$25,656
Cash flows expected to be collected at acquisition	26,088
Basis in acquired loans at acquisition	19,987

5.     Loans Receivable from Acquisition Partnerships Held for Investment

        Loans receivable from Acquisition Partnerships held for investment consist primarily of loans from certain partnerships located in Mexico and are summarized as follows:

	December 31,
	2005	2004
Latin America	$16,098	$19,170
Europe	1,674	548
Domestic	1,834	1,537

	$19,606	$21,255

        There were no provisions recorded on these loans during 2005, 2004 and 2003. The loans receivable from the Acquisition Partnerships are secured by the assets/loans acquired by the partnerships with purchase money loans provided by the investors to the partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.

        Equity method losses, which were recorded to reduce the loans and interest receivable from the Mexican partnerships, were $.1 million, $.3 million and $2.8 million during 2005, 2004 and 2003, respectively, in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee. The Company has amended loan agreements with seven Mexican partnerships, with a combined balance of $7.6 million at December 31, 2005 which currently provide for no interest to be payable with respect to periods after the effective dates of the amendments. This change had no impact on the consolidated net earnings as the effect is offset through equity earnings in the partnerships.

6.     Equity Investments

        The Company has investments in Acquisition Partnerships and their general partners that are accounted for under the equity method. The Company also has investments in servicing entities that are accounted for on the equity method. During the first quarter of 2005, FirstCity invested $2.0 million to increase its ownership percentage in MCS et Associes, S.A. ("MCS"), a French servicing company, from 10.00% to 11.89% and in PRL Development, SAS, a French Acquisition Partnership, from 33.50% to 43.50%. PRL Development, SAS increased its ownership percentage in MCS from 14.72% to 19.63% in 2005. These additional investments provided a combined direct and indirect ownership interest in MCS of 20.43%.

        In 2005, MCS sold its investment in Common Stock of FirstCity resulting in a gain of $1.5 million. FirstCity accounted for its proportionate interest in this gain as an increase in the Company's carrying amount of its investment in MCS of $.3 million and an increase in additional paid-in capital.

        The condensed combined financial position and results of operations of the Acquisition Partnerships (excluding servicing entities), which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized as follows:

Condensed Combined Balance Sheets

	December 31,
	2005	2004
Assets	$444,825	$479,776

Liabilities	$340,881	$410,469
Net equity	103,944	69,307

	$444,825	$479,776

Equity investment in Acquisition Partnerships	$77,893	$52,410
Equity investment in servicing entities	5,892	5,405

	$83,785	$57,815

Condensed Combined Summary of Operations

	Year Ended December 31,
	2005	2004	2003
Proceeds from resolution of Portfolio Assets	$181,745	$259,620	$255,419
Gain on resolution of Portfolio Assets	71,983	95,779	98,126
Interest income on Portfolio Assets	10,337	11,478	9,631

Net earnings	$31,466	$42,983	$15,148

Equity in earnings of Acquisition Partnerships	$11,370	$13,970	$13,588
Equity in earnings of servicing entities	643	943	586

	$12,013	$14,913	$14,174

        The assets and equity (deficit) of the Acquisition Partnerships and equity investments in those entities are summarized by geographic region below. The WAMCO Partnerships represent domestic Texas limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.

	December 31,
	2005	2004
Assets:
Domestic:
WAMCO Partnerships	$166,213	$172,464
MinnTex Investment Partners LP	307	840
Other	10,410	10,406
Latin America	185,702	207,455
Europe	82,193	88,611

	$444,825	$479,776

Equity (deficit):
Domestic:
WAMCO Partnerships	$111,329	$81,233
MinnTex Investment Partners LP	283	763
Other	5,485	6,012
Latin America	(79,527)	(85,789)
Europe	66,374	67,088

	$103,944	$69,307

Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$51,772	$34,521
MinnTex Investment Partners LP	93	252
Other	2,825	2,916
Latin America	2,771	1,538
Europe	20,432	13,183

	$77,893	$52,410

        Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings (loss) of those entities are summarized by geographic region below.

	Year Ended December 31,
	2005	2004	2003
Revenues:
Domestic:
WAMCO Partnerships	$30,770	$32,494	$35,730
MinnTex Investment Partners LP	4,766	8,796	12,646
Other	948	75	5,635
Latin America	23,359	22,658	23,383
Europe	23,376	46,492	32,112

	$83,219	$110,515	$109,506

Net earnings (loss):
Domestic:
WAMCO Partnerships	$14,850	$17,419	$20,528
MinnTex Investment Partners LP	4,286	7,850	11,184
Other	215	(730)	3,511
Latin America	(3,687)	(5,333)	(41,189)
Europe	15,802	23,777	21,114

	$31,466	$42,983	$15,148

Equity in earnings (loss) of Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$6,403	$7,519	$8,282
MinnTex Investment Partners LP	1,414	2,591	3,691
Other	224	(205)	1,553
Latin America	(227)	(992)	(4,028)
Europe	3,556	5,057	4,090

	$11,370	$13,970	$13,588

        FirstCity holds significant variable interests in certain domestic Acquisition Partnerships and all of the French and Mexico partnerships, which would be characterized as VIE's. However, FirstCity is not deemed to be the primary beneficiary of any of these entities. At December 31, 2005, FirstCity's maximum exposure to loss as a result of its involvement with the VIE's is $22.3 million.

7.     Notes Payable

        Notes payable consisted of the following:

	December 31,
	2005	2004
Notes payable—affiliates:
Unsecured notes payable for purchase of minority interest in FirstCity Holdings, due 2011	$606	$491

Total notes payable—affiliates	606	491
Notes payable—other:
Senior Credit Facility, secured and with recourse to the Company:
US Dollar denominated—LIBOR (4.38% at December 31, 2005) plus 2.5% to 2.75%, due November 2008	41,212	39,736
Eurocurrency denominated—LIBOR (2.4295% at December 31, 2005) plus 2.5% to 2.75%, due November 2008	20,264	10,944
Prime (7.25% at December 31, 2005)	79	—
Acquisition facility secured by assets of FH Partners, L.P. and guaranteed by the Company, LIBOR (4.37% at December 31, 2005) plus 2.00%, due November 2008	24,466	—
Term loan secured by assets of FC Washington, L.P. and guaranteed by the Company, fixed rate at 5.625%, due 2008	3,632	—
Unsecured notes payable, fixed rates between 5.36% and 5.85% due 2005	—	132

Total notes payable—other	89,653	50,812

Total notes payable	$90,259	$51,303

        Refer to Note 2 for a description of terms related to the Company's Senior Credit Facility at December 31, 2005 and other matters concerning the Company's liquidity.

        The Company has unsecured notes payable to Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity, in connection with the acquisition of the minority interest in FirstCity Holdings. The notes are to be periodically redeemed by the Company for an aggregate of up to $3.2 million out of certain cash collections from servicing income from Portfolios in Mexico. FirstCity valued the loans at the inception date using an imputed interest rate based on the Company's cost of funds. At December 31, 2005, these notes had an imputed balance of $606 and mature in December 2011.

        Under terms of certain borrowings, the Company and its subsidiaries are required to maintain certain tangible net worth levels and debt to equity and debt service coverage ratios. The terms also restrict future levels of debt. At December 31, 2005, the Company was in compliance with the aforementioned covenants. The aggregate maturities of notes payable for the five years ending December 31, 2010 are as follows: $318 in 2006, $336 in 2007, $88,999 in 2008, zero in 2009 and 2010, and $606 thereafter.

8.     Segment Reporting

        The Company is engaged in one reportable segment—Portfolio Asset acquisition and resolution. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to Face Value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries. The following is a summary of results of operations for the Portfolio Asset acquisition and resolution segments and reconciliation to earnings from continuing operations.

	Year Ended December 31,
	2005	2004	2003
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$11,754	$13,747	$15,051
Gain on resolution of Portfolio Assets	5,438	1,649	1,380
Interest income	4,662	3,085	3,296
Other	1,737	2,056	1,225

Total	23,591	20,537	20,952

Expenses:
Interest and fees on notes payable	4,002	3,798	2,907
Salaries and benefits	12,065	12,403	12,537
Provision for loan and impairment losses	212	30	98
Occupancy, data processing, communication and other	5,326	4,745	4,953
Minority interest	53	63	(10)

Total	21,658	21,039	20,485

Equity in earnings of investments	12,013	14,913	14,174

Operating contribution before direct taxes	$13,946	$14,411	$14,641

Operating contribution, net of direct taxes	$13,780	$14,437	$14,497

Corporate Overhead:
Other revenue	502	604	366
Corporate interest expense	—	(3,378)	(4,588)
Salaries and benefits, occupancy, professional and other income and expenses, net	(6,204)	(6,652)	(5,917)

Earnings from continuing operations	$8,078	$5,011	$4,358

        Revenues and equity in earnings of investments from the Portfolio Asset acquisition and resolution segment attributable to domestic and foreign operations are summarized as follows:

	Year Ended December 31,
	2005	2004	2003
Domestic	$20,707	$18,899	$21,084
Latin America	10,508	10,189	9,049
Europe	4,389	6,362	4,993

Total	$35,604	$35,450	$35,126

        Total assets for each of the segments and a reconciliation to total assets are as follows:

	December 31, 2005	December 31, 2004
Cash	$12,901	$9,724
Portfolio acquisition and resolution assets:
Domestic	105,938	77,280
Latin America	19,764	20,876
Europe	27,699	19,859
Deferred tax asset, net	20,101	20,101
Other non-earning assets, net	8,309	9,200
Discontinued mortgage assets	157	1,817

Total assets	$194,869	$158,857

        The average investment in Portfolio Assets and loans receivable and related income from those investments are as follows:

	Year Ended December 31,
	2005	2004	2003
Average investment in Portfolio Assets and loans receivable:
Domestic	$42,567	$19,028	$6,785
Latin America	18,068	16,568	14,656
Europe	652	1,112	2,120

Total	$61,287	$36,708	$23,561

Income from Portfolio Assets and loans receivable:
Domestic	$8,506	$2,653	$2,040
Latin America	1,559	2,017	2,540
Europe	35	64	96

Total	$10,100	$4,734	$4,676

9.     Preferred Stock and Stockholders' Equity

        On July 17, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission, which allows the Company to issue up to $250 million in debt and equity securities from time to time in the future. The registration statement became effective July 28, 1998. As of December 31, 2005, there have been no securities issued under this registration statement.

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

        The Company has a stock option and award plan for the benefit of key individuals, including its directors, officers and key employees. The plan is administered by a committee of the Board of Directors and provides for the grant of up to a total of 300,000 shares (net of shares cancelled and forfeited) of Common Stock. The Company had a 1995 Stock Option and Award Plan, and a 1996 Stock Option and Award Plan, which provided for a grant of up to 700,000 shares. These plans expired by their own terms in 2005.

        Stock option activity during the years indicated is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of Year	762,000	$7.26	614,500	$7.59	599,250	$7.96
Granted	122,650	11.62	264,500	7.46	30,000	1.80
Exercised	(46,500)	4.22	(67,000)	2.94	(6,250)	2.00
Cancelled	(67,300)	20.00	—	—	—	—
Forfeited	(15,000)	7.25	(50,000)	18.10	(8,500)	17.58

Outstanding at end of Year	755,850	$7.02	762,000	$7.26	614,500	$7.59

        The following table summarizes stock options granted by grant date.

Date of Grant	Shares Granted	Shares Exercised	Shares Cancelled	Shares Forfeited	Shares Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life In Years	Exercise Price
October 27, 1995	229,600	(17,850)	(67,300)	(144,450)	—	—	$20.00
October 24, 1996	18,000	—	—	(18,000)	—	—	30.75
February 27, 1997	95,200	(3,750)	—	(51,500)	39,950	1.15	27.25
September 2, 1997	30,000	—	—	(30,000)	—	—	24.00
May 21, 1998	15,000	—	—	(7,500)	7,500	2.36	29.69
December 1, 2000	183,000	(23,750)	—	(10,000)	149,250	4.92	2.00
December 21, 2001	275,500	(73,500)	—	(7,500)	194,500	5.97	3.06
April 29, 2003	30,000	(7,500)	—	—	22,500	7.32	1.80
May 13, 2004	239,500	(10,000)	—	(30,000)	199,500	8.36	7.25
December 21, 2004	25,000	(5,000)	—	—	20,000	8.97	9.50
October 12, 2005	41,000	—	—	—	41,000	9.78	11.33
October 25, 2005	81,650	—	—	—	81,650	9.82	11.77

	1,263,450	(141,350)	(67,300)	(298,950)	755,850	6.84

        The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. The following table sets forth the weighted average assumptions used to calculate the fair value of the stock options for 2005, 2004 and 2003.

	Year Ended December 31,
	2005	2004	2003
Weighted average grant date fair value	$9.95	$6.56	$1.55
Volatility	84%	90%	94%
Risk-free interest rate	4.50%	4.85%	3.96%
Expected life in years	10	10	10
Dividend yield	Zero	Zero	Zero

        In addition, 502,325, 490,000 and 542,813 options were exercisable with a weighted-average exercise price of $6.20, $7.40 and $8.33 at December 31, 2005, 2004 and 2003, respectively.

10.   Income Taxes

        Income tax expense from continuing operations consists of:

	Year Ended December 31,
	2005	2004	2003
Federal and state current expense	$(250)	$(75)	$(185)
Federal deferred expense	—	—	—

Total	$(250)	$(75)	$(185)

        The actual income tax benefit (expense) attributable to earnings (loss) from continuing operations differs from the expected tax benefit (expense) (computed by applying the federal corporate tax rate of 35% to earnings (loss) from continuing operations before income taxes, minority interest and accounting change) as follows:

	2005	2004	2003
Computed expected tax expense	$(2,933)	$(1,802)	$(1,587)
Reduction in income taxes resulting from:
Change in valuation allowance	2,933	1,802	1,587
Alternative minimum tax and state income tax	(250)	(75)	(185)

	$(250)	$(75)	$(185)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets (liabilities):
Investments in Acquisition Partnerships, principally due to differences in basis for tax and financial reporting purposes	$(1,536)	$1,411
Intangibles, principally due to differences in amortization	389	47
Tax basis in fixed assets less than book	(183)	(110)
Other	(12,193)	(11,487)
Federal net operating loss carryforwards	211,407	210,956

Net gross deferred tax assets	197,884	200,817
Valuation allowance	(177,783)	(180,716)

Net deferred tax assets	$20,101	$20,101

        The Company has net operating loss carryforwards for federal income tax purposes of approximately $604 million from continuing operations and $9 million from discontinued operations at December 31, 2005, less expiring net operating loss for 2005 of $38 million, available to offset future federal taxable income, if any, through the year 2021. A valuation allowance is provided to reduce the deferred tax assets to a level, which, more likely than not, will be realized. During 2005, 2004 and 2003, the Company adjusted the previously established valuation allowance to recognize a deferred tax benefit of $2.9 million, $1.8 million and $1.6 million, respectively.

        Realization of the deferred tax asset is determined based on management's expectation of generating sufficient taxable income in a look forward period over the next four years. As discussed in note 3, FirstCity sold its remaining 31% interest in Drive in November 2004. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes that the deferred tax asset, net of allowance, has been carried at low levels, and thus, the sale of Drive has no impact on FirstCity's ability to realize all of the deferred tax asset, net of allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

11.   Employee Benefit Plan

        The Company has a defined contribution 401(k) employee profit sharing plan pursuant to which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company's contributions to the 401(k) plan were $134 in 2005, $143 in 2004 and $162 in 2003.

12.   Leases

        The Company leases its current headquarters from a related party under a noncancellable operating lease. The lease calls for monthly payments of $10 through its expiration in December 2006 and includes an option to renew for an additional five-year period. Rental expense under this lease was $120 for 2005,

2004 and 2003. The Company also leases office space and equipment from unrelated parties under operating leases expiring in various years through 2009. Rental expense under these leases for 2005, 2004 and 2003 was $545, $557 and $689, respectively. As of December 31, 2005, the future minimum lease payments under all noncancellable operating leases are: $493 in 2006, $290 in 2007, $269 in 2008, $229 in 2009 and $229 in 2010.

13.   Other Related Party Transactions

        The Company has contracted with the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees totaling $11.8 million, $13.7 million and $15.1 million, for 2005, 2004 and 2003, respectively, and due diligence fees (included in other income) were derived from such affiliates.

        During 2003, the Company acquired the minority interest in MCSFC, Ltd. for $1.4 million. The book value of the minority interest at the time of purchase was $1.3 million. Also in 2003, the Company participated in the purchase of an Acquisition Partnership from an affiliate of Cargill for $9.4 million. FirstCity's total investment in this partnership was $4.5 million comprising a $4.1 million loan receivable and $.4 million equity contribution.

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

        FirstCity Servicing Corporation and MCS, in which FirstCity Servicing Corporation is an 11.89% shareholder as of December 31, 2005, are parties to Consulting, License and Confidentiality Agreements dated June 30, 1999 pursuant to which FirstCity Servicing Corporation provides consultation services and personnel to be employed by MCS to assist in developing and managing due diligence and servicing systems. Pursuant to those agreements, MCS agrees to provide the supplied personnel with compensation, tax equalization payments, housing allowances, transportation allowance, tax preparation and MCS pays consulting fees to FirstCity Servicing Corporation and reimburses FirstCity Servicing Corporation for travel, hotel, airfare, and meal expenses paid by it related to the provision of the services. EuroTex Partners, Ltd., a subsidiary of FirstCity Commercial Corporation, purchased real and personal property used as a personal residence of the supplied employee in Paris, France for a purchase price of $2.2 million. FirstCity recorded $364, $255 and $216 in 2005, 2004 and 2003, respectively, from MCS as reimbursement fees included in other income.

        During 2005, the Company sold all of its equity interest of 33.33% in Compagnie Transatlantique de Portefeuilles for no gain.

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

        In August 2000, Consumer Corp. and Funding LP contributed all of the assets utilized in the operations of the automobile finance operation to Drive pursuant to the terms of a Contribution and Assumption Agreement by and between Consumer Corp. and Drive, and a Contribution and Assumption Agreement by and between Funding LP and Drive (collectively, the "Contribution Agreements"). Drive assumed substantially all of the liabilities of the automobile finance operation as set forth in the Contribution Agreements. In addition, pursuant to the terms of a Securities Purchase Agreement dated as of August 18, 2000 (the "2000 Securities Purchase Agreement"), by and among FirstCity, Consumer Corp., FirstCity Funding LP ("Funding LP"), and FirstCity Funding GP Corp. ("Funding GP"), IFA-GP and IFA-LP; FirstCity, Consumer Corp., Funding LP and Funding GP made various warranties concerning (i) their respective organizations, (ii) the automobile finance operation conducted by Consumer Corp. and Funding LP, and (iii) the assets transferred by Consumer Corp. and Funding LP to Drive. The Company, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS(USA), IFA-GP and IFA-LP from damages resulting from a breach of any representation or warranty contained in the 2000 Securities Purchase Agreement or otherwise made by the Company, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligation under the 2000 Securities Purchase Agreement survives for a period of seven (7) years from August 25, 2000 (the "2000 Closing Date") with respect to tax-related representations and warranties and for thirty months from the 2000 Closing Date with respect to all other representations and warranties. Neither the Company, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2000 Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold. Pursuant to the terms of the Contribution Agreements, Consumer Corp. and Funding LP have agreed to indemnify Drive from any damages resulting in a material adverse effect on Drive resulting from breaches of representations or warranties, failure to perform, pay or discharge liabilities other than the assumed liabilities, or claims, lawsuits or proceedings resulting from the transactions contemplated by the Contribution Agreements. Pursuant to the terms of the Contribution Agreements, Drive has agreed to indemnify Consumer Corp. and Funding LP for any breach of any representation or warranty by Drive, the failure of Drive to discharge any assumed liability, or any claims arising out of any failure by Drive to properly service receivables after August 1, 2000. Liability for indemnification pursuant to the terms of the Contribution Agreements will not arise until the total of all losses with respect to such matters exceeds $.25 million and then only for the amount by which such losses exceed $.25 million; however this limitation will not apply to any breach of which the party had knowledge at the time of the Closing Date or any intentional breach by a party of any covenant or obligation under the Contribution Agreements. Management of the Company believes that FirstCity will not have to pay any amounts related to these agreements.

        On September 21, 2004, FirstCity, Consumer Corp., Funding LP and Funding GP entered into the a Securities Purchase Agreement to sell a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA GP, IFA LP and MG-LP (the "2004 Securities Purchase Agreement"). In the 2004 Securities Purchase Agreement, FirstCity, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) their power and authority to enter into the 2004 Securities Purchase Agreement and the transactions contemplated therein, (iii) the ownership of the limited partnership interests in Drive by Funding LP, (iv) the ownership of membership interests in Drive-GP by Consumer Corp., and (iv) the capital structure of Funding LP. FirstCity, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS (USA), IFA-GP, IFA-LP and MG-LP from damages resulting from a breach of any representation or warranty contained in the 2004 Securities Purchase Agreement or otherwise made by FirstCity, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligations under the 2004 Securities Purchase Agreement survive for a maximum period of five (5) years from November 1, 2004. Neither FirstCity, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2004 Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold. Management of the Company believes that FirstCity will not have to pay any amounts relating to these representations and warranties.

        FirstCity has minority interests in various limited-life partnerships with a carrying value of $1.2 million at December 31, 2005. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at December 31, 2005 is $1.5 million.

15.   Financial Instruments

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below.

  (a) Cash and Cash Equivalents

        The carrying amount of cash and cash equivalents approximated fair value at December 31, 2005 and 2004.

  (b) Portfolio Assets and Loans Receivable

        The Portfolio Assets and loans receivable are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risks inherent in the assets. The carrying value of the Portfolio Assets and loans receivable was $69 million and $59.2 million, respectively, at December 31, 2005 and 2004. The estimated fair value of the Portfolio Assets and loans receivable was approximately $73.2 million and $61.9 million, respectively, at December 31, 2005 and 2004.

  (c) Residual Interests in Securitizations

        Through December 31, 2003, residual interests in securitizations included in discontinued mortgage operations were carried at estimated future gross cash receipts. The estimated fair value was calculated using various assumptions regarding prepayment speeds and credit losses. Beginning in December 2004, the residual interests are carried at fair value. The carrying value of the residual interests was $.2 million and $1.8 million at December 31, 2005 and 2004, respectively.

  (d) Notes Payable

        Management believes that the repayment terms for similar rate financial instruments with similar credit risks and the stated interest rates at December 31, 2005 and 2004 approximate the market terms for similar credit instruments. Accordingly, the carrying amount of notes payable is believed to approximate fair value.

16.   Selected Quarterly Financial Data (Unaudited)

        The following are summarized quarterly financial data for the years ended December 31, 2005 and 2004:

	2005				2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
	(Unaudited)
Revenues	$6,320	$5,589	$5,704	$6,480	$4,974	$4,990	$5,286	$5,891
Expenses	7,036	6,314	6,719	7,656	7,305	7,188	7,967	8,445
Equity in earnings of investments(1)	3,401	3,690	1,783	3,139	4,175	2,639	3,656	4,443
Earnings from continuing operations	2,549	2,820	692	2,017	1,734	386	952	1,939
Earnings (loss) from discontinued operations	0	(97)	319	(69)	3,115	2,913	1,956	50,639
Net earnings to common stockholders(2)	2,549	2,723	1,011	1,948	4,849	3,299	2,908	52,578
Earnings from continuing operations per common share—
Basic	$0.23	$0.25	$0.06	$0.18	$0.15	$0.03	$0.09	$0.17
Diluted	$0.21	$0.24	$0.05	$0.17	$0.15	$0.03	$0.08	$0.16

(1)
During the fourth quarter of 2005, the Company corrected an error relating to the incorrect application of SOP 03-3 by MCS for its 2005 portfolio acquisitions, which resulted in a reduction of equity in earnings of invesmtnets for the year by $252,000. A portion of this adjustment impacted other quarters during 2005 but management believes that the effect of these adjustments was not material to the results of the previously reported quarterly results.

(2)
In November 2004, FirstCity sold its remaining 31% interest in Drive (see discussion at note 3 of the consolidated financial statements).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FirstCity Financial Corporation:

        We have audited the accompanying consolidated balance sheets of FirstCity Financial Corporation and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, statements of stockholders' equity and comprehensive income and statements of cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Financial Corporation and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, in 2003, the Company changed its presentation of preferred stock in accordance with Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FirstCity Financial Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Dallas, Texas
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FirstCity Financial Corporation:

        We have audited management's assessment, included in Management's Report on Internal Control over Financial Reporting, that FirstCity Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        FirstCity Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that FirstCity Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, FirstCity Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstCity Financial Corporation and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated income statements, statements of stockholders' equity and comprehensive income and statements of cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
March 16, 2006

WAMCO PARTNERSHIPS

COMBINED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(With Report of Independent Registered Public Accounting Firm)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
WAMCO Partnerships:

        We have audited the accompanying combined balance sheets of the WAMCO Partnerships as of December 31, 2005 and 2004, and the related combined statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2005. These combined financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

        We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnerships are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnerships' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the WAMCO Partnerships as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Dallas, Texas March 16, 2006

WAMCO PARTNERSHIPS

COMBINED BALANCED SHEETS

December 31, 2005 and 2004

	2005	2004
	(Dollars in thousands)
ASSETS
Cash	$12,847	$13,735
Portfolio Assets, net	140,050	141,982
Investment in partnership	1,295	1,296
Deferred profit sharing	11,725	14,600
Other assets, net	296	851

	$166,213	$172,464

LIABILITIES AND PARTNERS' CAPITAL
Notes payable (including $7,866 and $37,545 to affiliates in 2005 and 2004, respectively)	$37,508	$70,350
Deferred compensation	14,539	17,695
Other liabilities (including $1,592 and $1,613 to affiliates in 2005 and 2004, respectively)	2,837	3,186

Total liabilities	54,884	91,231
Commitments and contingencies (notes 7 and 10)
Partners' capital	111,329	81,233

	$166,213	$172,464

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
	(Dollars in thousands)
Proceeds from resolution of Portfolio Assets	$72,237	$97,174	$89,819
Cost of Portfolio Assets resolved	47,577	71,110	61,921

Gain on resolution of Portfolio Assets	24,660	26,064	27,898
Interest income on performing Portfolio Assets	6,004	5,798	6,731
Interest and fees on notes—affiliate	(1,765)	(2,352)	(3,082)
Interest and fees on notes payable—other	(2,371)	(2,308)	(1,733)
Provision for loan and impairment losses	(1,024)	(1,552)	(1,025)
Servicing fees—affiliate	(3,391)	(3,935)	(3,606)
General, administrative and operating expenses	(7,369)	(4,928)	(5,756)
Other income, net	106	632	1,101

Net earnings	$14,850	$17,419	$20,528

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Years Ended December 31, 2005, 2004, and 2003

	Class A Equity		Class B Equity
	General Partners	Limited Partners	Limited Partners	General Partners	Limited Partners	Total
			(Dollars in thousands)
Balance at December 31, 2002	$123	$6,010	$1,063	$939	$71,924	$80,059
Contributions	—	—	—	332	29,850	30,182
Distributions	(98)	(4,788)	(322)	(546)	(38,987)	(44,741)
Comprehensive income:
Net earnings	41	1,989	55	280	18,163	20,528
Unrealized net loss on securitization	(21)	(1,018)	(5)	(17)	(378)	(1,439)

Total comprehensive income	20	971	50	263	17,785	19,089

Balance at December 31, 2003	45	2,193	791	988	80,572	84,589
Contributions	—	—	—	234	23,496	23,730
Distributions	(76)	(3,716)	(59)	(523)	(40,131)	(44,505)
Comprehensive income:
Net earnings	31	1,523	57	195	15,613	17,419

Total comprehensive income	31	1,523	57	195	15,613	17,419

Balance at December 31, 2004	—	—	789	894	79,550	81,233
Contributions	—	—	—	523	51,274	51,797
Distributions	(1)	(43)	(789)	(347)	(35,371)	(36,551)
Comprehensive income:
Net earnings	1	43	—	145	14,661	14,850

Total comprehensive income	1	43	—	145	14,661	14,850

Balance at December 31, 2005	$—	$—	$—	$1,215	$110,114	$111,329

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$14,850	$17,419	$20,528
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of loan origination and commitment fees	369	470	425
Amortization of deferred profit sharing	4,088	1,610	2,411
Accretion of unrealized gain on trust certificates	—	—	(197)
Provision for loan and impairment losses	1,024	1,552	1,025
Gain on resolution of Portfolio Assets	(24,660)	(26,064)	(27,898)
Purchase of Portfolio Assets	(60,551)	(53,116)	(95,819)
Net receipts on Portfolio Asset lines of credit	(2,581)	(39)	184
Capitalized costs on Portfolio Assets	(368)	(1,455)	(1,465)
Capitalized interest on Portfolio Assets	(751)	(1,102)	(976)
Proceeds from resolution of Portfolio Assets	72,237	97,174	89,819
Principal payments on Performing Portfolio Assets	17,582	9,749	20,037
Excess of distribution over cost from partnership carried at cost	—	(593)	—
(Increase) decrease in deferred profit sharing	(1,213)	2,063	(3,013)
(Increase) decrease in other assets	186	(535)	(334)
(Increase) decrease in deferred compensation	1,213	(2,063)	3,013
Deferred compensation and profit sharing paid	(4,365)	(1,713)	(3,253)
(Increase) decrease in other liabilities	(352)	58	(259)
Net cash provided by operating activities	16,708	43,415	4,228
Cash flows from investing activities:
Contribution to partnership	—	(12)	(48)
Distributions from partnership	—	1,659	—
Change in trust certificates	—	—	676

Net cash provided by investing activities	—	1,647	628

Cash flows from financing activities:
Borrowing of debt—affiliate	9,056	33,420	63,462
Borrowing of debt	29,100	43,900	26,000
Repayment of debt—affiliate	(38,735)	(67,099)	(42,534)
Repayment of debt	(32,263)	(35,817)	(35,032)
Repayment of preferred equity	—	—	(184)
Capital contributions	51,797	23,730	30,182
Capital distributions	(36,551)	(44,505)	(44,741)

Net cash used in financing activities	(17,596)	(46,371)	(2,847)

Net increase (decrease) in cash	(888)	(1,309)	2,009
Cash at beginning of year	13,735	15,044	13,035

Cash at end of year	$12,847	$13,735	$15,044

Supplemental disclosure of cash flow information:

        Cash paid for interest was approximately $3,792, $4,285, and $4,323 for 2005, 2004, and 2003, respectively. During 2003, preferred equity of $4,160 was converted to a note payable.

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003
(Dollars in thousands)

1.     Organization and Partnership Agreements

        The combined financial statements represents domestic Texas limited partnerships and limited liability companies ("Acquisition Partnerships" or "Partnerships") and include the accounts of WAMCO III, Ltd. ("WAMCO III"); WAMCO IX, Ltd. ("WAMCO IX"); WAMCO XXIV, Ltd. ("WAMCO XXIV"); WAMCO XXV, Ltd. ("WAMCO XXV"); WAMCO XXVI, Ltd.; WAMCO XXVII, Ltd.; WAMCO XXVIII, Ltd. ("WAMCO XXVIII"); WAMCO XXIX, Ltd.; WAMCO XXX, Ltd. ("WAMCO XXX"); WAMCO 31, Ltd. ("WAMCO 31"); WAMCO 32, Ltd. ("WAMCO 32"); WAMCO 33, Ltd. ("WAMCO 33"); WAMCO 34, Ltd. ("WAMCO 34"); SOWAMCO XXIX, Ltd. ("SOWAMCO XXIX"); Calibat Fund, LLC; First B Realty, Ltd.; First Paradee, Ltd.; FirstStreet Investments LLC ("FirstStreet"); FC Properties, Ltd. ("FC Properties"); and Community Development Investment, LLC. FirstCity Financial Corporation or its subsidiaries, FirstCity Commercial Corporation and FirstCity Holdings Corporation (together "FirstCity"), share limited partnership interests and participate as general partners in common with Cargill Financial Services, Inc. in all of the Partnerships. WAMCO XXX, WAMCO 31 and WAMCO 33 are considered to be significant subsidiaries of FirstCity. The WAMCO XXX partnership recorded its first activity in June 2002. The WAMCO 31 and WAMCO 33 partnerships recorded initial activity during 2003.

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

        During 2005, WAMCO III merged with and into WAMCO IX with WAMCO IX being the surviving entity. The partnership agreement for WAMCO III provided for Class A and Class B Equity partners. The Class A Equity partners were WAMCO III of Texas, Inc., FirstCity Commercial Corporation and CFSC Capital Corp. II, and the Class B Equity partner was CFSC Capital Corp. II. The Class B Equity limited partner was allocated 20 percent net income or loss, excluding equity earnings in FirstStreet, recognized by the partnership prior to allocation of net income or loss to the Class A Equity partners. Net earnings in FirstStreet were allocated to the Class A Equity partners in proportion to their respective ownership percentages. Net income or loss was credited or charged to the Class A Equity partners' capital accounts in proportion to their respective capital account balances after the 20% allocation to the Class B Equity limited partner. Distributions were allocated using the same methodology as net income or loss. The Class B Equity limited partner was not required to make capital contributions. During 2005, WAMCO III was dissolved and had zero equity at December 31, 2005.

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

        On January 1, 2005, FirstCity adopted the provisions of SOP 03-3. For loan portfolios acquired prior to January 1, 2005, FirstCity designated these loans as non-performing Portfolio Assets or performing Portfolio Assets. Such designation was made at the acquisition of the pool and does not change even though the actual performance of the loans may change. FirstCity accounts for all loans acquired after 2004 in accordance with SOP 03-3.

        Following is a description of each classification and the related accounting policy accorded to each Portfolio type:

  Loans Acquired Prior to 2005

  Non-Performing Portfolio Assets

        Non-performing Portfolio Assets consist primarily of distressed loans and loan related assets, such as foreclosed upon collateral. Prior to January 1, 2005, Portfolio Assets were designated as non-performing unless a majority of all of the loans in the Portfolio was being repaid in accordance with the contractual terms of the underlying loan agreements at date of acquisition. Such Portfolios were acquired on the basis of an evaluation by the Partnerships of the timing and amount of cash flow expected to be derived from borrower payments or other resolution of the underlying collateral securing the loan.

        All non-performing Portfolio Assets were purchased at substantial discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the adjusted cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified. Impairments on non-performing Portfolio Assets were $307, $354, and $503 for 2005, 2004 and 2003, respectively.

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

  Performing Portfolio Assets

        Performing Portfolio Assets consist primarily of Portfolios of consumer and commercial loans acquired at a discount from the aggregate amount of the borrowers' obligation. Prior to January 1, 2005, Portfolios were classified as performing if a majority of all of the loans in the Portfolio is being repaid in accordance with the contractual terms of the underlying loan agreements at date of acquisition.

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

        Impairment on each Portfolio is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans' risk adjusted rates, which approximates the effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. Impairments on performing Portfolio Assets were $654, $1,196, and $519 for 2005, 2004 and 2003 respectively.

  Impairment of Loans Acquired Prior to 2005

        Management's best estimate of IRR as of January 1, 2005, is the basis for subsequent impairment testing. If it is probable that all cash flows estimated at acquisition plus any changes to expected cash flows arising from changes in estimates after acquisition would not be collected, the carrying value of a pool would be written down to maintain the then current IRR. Prior to January 1, 2005, impairment charges would be taken to the income statement with a corresponding write-off of the receivable balance. Consequently, no allowance for loan loss was recorded prior to January 1, 2005.

        A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as revenue when received. Additionally, the Partnerships use the cost recovery method when timing and amount of collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no revenue is recognized until the Partnerships have fully collected the cost of the portfolio, or until such time that the Partnerships consider the collections to be probable and estimable and begin to recognize income based on the interest method as described above.

  Loans Acquired After 2004

  Loans Acquired With Credit Deterioration

        The Partnerships consider expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each loan and each subsequently aggregated pool of loans. The Partnerships determine the excess of the loan's or pool's scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The excess of the loan's cash flows expected to be collected at acquisition over the initial investment in the loan or pool is accreted into interest income over the remaining life of the loan or pool (accretable yield).

        Over the life of the loan or pool, the Partnerships continue to estimate cash flows expected to be collected. The Partnerships evaluate at the balance sheet date whether the present value of its loans determined using the effective interest rates has decreased below book value and if so, a valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The present value of any subsequent increase in the loan's or pool's actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan or pool. Any remaining increases in the present value of cash flows expected to be collected will be used to recalculate the amount of accretable yield recognized on a prospective basis over the pool's remaining life.

        The Partnerships establish valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition—that is, the present value of cash flows expected at acquisition that are not expected to be collected. The Partnerships recorded provisions of $62 in 2005 on these loans.

  Loans Acquired With No Credit Deterioration

        Loans acquired without evidence of credit deterioration at acquisition for which the Partnerships have the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance net of unamortized purchase discounts or premiums.

        Interest accrual ceases when payments become 90 days contractually past due. An allowance for loan losses is established when a loan becomes impaired. A loan is impaired when full payment under the loan terms is not expected. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed.

  Real Estate Portfolios

        Real estate Portfolios consist of real estate acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of a real estate Portfolio is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, net of costs to sell, which represents the net realizable value of the real estate Portfolio. Impairment losses are charged to operations in the period the impairment is identified. The Company recorded impairment losses on real estate of $0, $2, and $13 as of December 31, 2005, 2004 and 2003, respectively.

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

(b) Investment in Trust Certificates

        Through August 2003, the Partnerships held an investment in trust certificates, representing a residual interest in a REMIC created by the sale of certain Partnership assets. This residual interest was subordinate to the senior tranches of the certificate and represented the present value of the right to the excess cash flows generated by the securitized assets. The residual certificates were accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Because such assets could be contractually prepaid or otherwise settled in such a way that the holder would not receive all of the recorded investment, the assets were classified as available-for-sale investments and carried at estimated fair value with any accompanying increases or decreases in estimated fair value being recorded as unrealized gains or losses in other comprehensive income in the accompanying combined statements of changes in partners' capital. The determination of fair value was based on the present value of the anticipated excess cash flows utilizing the certain valuation assumptions. The significant valuation assumptions include expected credit losses and timing of cash collected.

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

        During September 2003 the Partnerships purchased the underlying assets from the trust. At the time of this purchase, these assets were included in the Performing Portfolio Assets at their remaining historical cost of $5,902 and the remaining balance for the adjustment to market value of $905 was reversed against its corresponding balance of unrealized net gain on securitizations in the Partnerships' equity.

(c) Income Taxes

        Under current Federal laws, partnerships are not subject to income taxes; therefore, no provision has been made for such taxes in the accompanying combined financial statements. For tax purposes, income or loss is included in the individual tax returns of the partners.

(d) Use of Estimates

        The preparation of combined financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e) Reclassifications

        Certain amounts in the financial statements for prior years have been reclassified to conform with current financial statement presentation.

3.     Combining Financial Statements

        WAMCO XXX, WAMCO 31 and WAMCO 33 are considered to be significant subsidiaries of FirstCity. The WAMCO XXX partnership recorded its first activity in June 2002. The WAMCO 31 and WAMCO 33 partnerships recorded initial activity during 2003. The following tables summarize the combining balance sheets of the WAMCO Partnerships as of December 31, 2005 and 2004, and the related combining statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2005.

Combining Balance Sheets
December 31, 2005

	WAMCO XXX	WAMCO 31	WAMCO 33	Other Partnerships	Combined
ASSETS
Cash	$782	$1,311	$2,354	$8,400	$12,847
Portfolio Assets, net	5,103	19,408	30,807	84,732	140,050
Investment in partnership	—	—	—	1,295	1,295
Deferred profit sharing	—	—	—	11,725	11,725
Other assets, net	—	17	207	72	296

	$5,885	$20,736	$33,368	$106,224	$166,213

LIABILITIES AND PARTNERS' CAPITAL
Notes payable	$—	$11,530	$18,111	$7,867	$37,508
Deferred compensation	—	—	—	14,539	14,539
Other liabilities	151	817	682	1,187	2,837

Total liabilities	151	12,347	18,793	23,593	54,884
Partners' capital	5,734	8,389	14,575	82,631	111,329

	$5,885	$20,736	$33,368	$106,224	$166,213

Notes payable owed to affiliates included in above balances	$—	$—	$—	$7,866	$7,866
Other liabilities owed to affiliates included in above balances	118	394	528	552	1,592

Combining Balance Sheets
December 31, 2004

	WAMCO XXX	WAMCO 31	WAMCO 33	Other Partnerships	Combined
ASSETS
Cash	$495	$2,999	$2,087	$8,154	$13,735
Portfolio Assets, net	11,509	35,249	41,138	54,086	141,982
Investment in partnership	—	—	—	1,296	1,296
Deferred profit sharing	—	—	—	14,600	14,600
Other assets, net	47	271	73	460	851

	$12,051	$38,519	$43,298	$78,596	$172,464

LIABILITIES AND PARTNERS' CAPITAL
Notes payable	$4,658	$24,880	$30,971	$9,841	70,350
Deferred compensation	—	—	—	17,695	17,695
Other liabilities	146	753	426	1,861	3,186

Total liabilities	4,804	25,633	31,397	29,397	91,231
Partners' capital	7,247	12,886	11,901	49,199	81,233

	$12,051	$38,519	$43,298	$78,596	$172,464

Notes payable owed to affiliates included in above balances	$—	$—	$30,971	$6,574	$37,545
Other liabilities owed to affiliates included in above balances	116	405	336	756	1,613

Combining Statements of Operations
Year Ended December 31, 2005

	WAMCO XXX	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$8,462	$17,872	$19,247	$26,656	$72,237
Cost of Portfolio Assets resolved	6,367	14,229	14,412	12,569	47,577

Gain on resolution of Portfolio Assets	2,095	3,643	4,835	14,087	24,660
Interest income on performing Portfolio Assets	—	648	1,989	3,367	6,004
Interest and fees expense—affiliate	—	—	(893)	(872)	(1,765)
Interest and fees expense—other	(175)	(1,175)	(940)	(81)	(2,371)
Provision for loan and impairment losses	(40)	—	(655)	(329)	(1,024)
Service fees—affiliate	(315)	(564)	(807)	(1,705)	(3,391)
General, administrative and operating expenses	(401)	(301)	(554)	(6,113)	(7,369)
Other income, net	17	28	—	61	106

Net earnings	$1,181	$2,279	$2,975	$8,415	$14,850

Combining Statements of Operations
Year Ended December 31, 2004

	WAMCO XXX	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$10,205	$22,736	$20,943	$43,290	$97,174
Cost of Portfolio Assets resolved	7,685	18,542	16,805	28,078	71,110

Gain on resolution of Portfolio Assets	2,520	4,194	4,138	15,212	26,064
Interest income on performing Portfolio Assets	—	1,629	843	3,326	5,798
Interest and fees expense—affiliate	—	(133)	(1,076)	(1,143)	(2,352)
Interest and fees expense—other	(440)	(1,462)	—	(406)	(2,308)
Provision for loan and impairment losses	—	(100)	—	(1,452)	(1,552)
Service fees—affiliate	(378)	(820)	(725)	(2,012)	(3,935)
General, administrative and operating expenses	(411)	(413)	(441)	(3,663)	(4,928)
Other income, net	7	13	—	612	632

Net earnings	$1,298	$2,908	$2,739	$10,474	$17,419

Combining Statements of Operations
Year Ended December 31, 2003

	WAMCO XXX	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$33,277	$13,125	$641	$42,776	$89,819
Cost of Portfolio Assets resolved	25,006	9,459	514	26,942	61,921

Gain on resolution of Portfolio Assets	8,271	3,666	127	15,834	27,898
Interest income on performing Portfolio Assets	—	1,378	—	5,353	6,731
Interest and fees expense—affiliate	(596)	(727)	(16)	(1,743)	(3,082)
Interest and fees expense—other	(567)	—	—	(1,166)	(1,733)
Provision for loan and impairment losses	—	—	—	(1,025)	(1,025)
Service fees—affiliate	(1,122)	(615)	—	(1,869)	(3,606)
General, administrative and operating expenses	(656)	(138)	—	(4,962)	(5,756)
Other income, net	12	9	—	1,080	1,101

Net earnings	$5,342	3,573	111	$11,502	$20,528

Combining Statements of Changes in Partners' Capital
Years Ended December 31, 2005, 2004 and 2003

	WAMCO XXX	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Balance at December 31, 2002	$12,151	$—	$—	$67,908	$80,059
Contributions	—	21,527	3,056	5,599	30,182
Distributions	(7,925)	(5,542)	—	(31,274)	(44,741)
Net earnings	5,342	3,573	111	11,502	20,528
Unrealized net loss on securitization	—	—	—	(1,439)	(1,439)

Total comprehensive income	5,342	3,573	111	10,063	19,089

Balance at December 31, 2003	9,568	19,558	3,167	52,296	84,589

Contributions	—	—	10,653	13,077	23,730
Distributions	(3,619)	(9,580)	(4,658)	(26,648)	(44,505)
Net earnings	1,298	2,908	2,739	10,474	17,419

Total comprehensive income	1,298	2,908	2,739	10,474	17,419

Balance at December 31, 2004	7,247	12,886	11,901	49,199	81,233

Contributions	—	—	2,144	49,653	51,797
Distributions	(2,694)	(6,775)	(2,445)	(24,637)	(36,551)
Net earnings	1,181	2,278	2,975	8,416	14,850

Total comprehensive income	1,181	2,278	2,975	8,416	14,850

Balance at December 31, 2005	$5,734	$8,389	$14,575	$82,631	$111,329

Combining Statements of Cash Flows
Year Ended December 31, 2005

	WAMCO XXX	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Cash flows from operating activities:
Net earnings	$1,181	$2,279	$2,975	$8,415	$14,850
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees	61	201	85	22	369
Amortization of deferred profit sharing	—	—	—	4,088	4,088
Provision for loan and impairment losses	40	—	655	329	1,024
Gain on resolution of Portfolio Assets	(2,095)	(3,643)	(4,835)	(14,087)	(24,660)
Purchase of Portfolio Assets	—	—	(8,699)	(51,852)	(60,551)
Net receipts on Portfolio Asset lines of credit	—	—	—	(2,581)	(2,581)
Capitalized costs on Portfolio Assets	—	—	(368)	—	(368)
Capitalized interest on Portfolio Assets	—	(6)	(284)	(461)	(751)
Proceeds from resolution of Portfolio Assets	8,462	17,872	19,247	26,656	72,237
Principal payments on Performing Portfolio Assets	(1)	1,618	4,615	11,350	17,582
Increase in deferred profit sharing	—	—	—	(1,213)	(1,213)
(Increase) decrease in other assets	(14)	53	(219)	366	186
Decrease in deferred compensation	—	—	—	1,213	1,213
Deferred compensation and profit sharing paid	—	—	—	(4,365)	(4,365)
Increase (decrease) in other liabilities	5	64	256	(677)	(352)

Net cash provided by (used in) operating Activities	7,639	18,438	13,428	(22,797)	16,708

Cash flows from financing activities:
Borrowing of debt—affiliate	—	—	6,465	2,591	9,056
Borrowing of debt	—	—	29,100	—	29,100
Repayment of debt—affiliate	—	—	(37,436)	(1,299)	(38,735)
Repayment of debt	(4,658)	(13,350)	(10,989)	(3,266)	(32,263)
Capital contributions	—	—	2,143	49,654	51,797
Capital distributions	(2,694)	(6,776)	(2,444)	(24,637)	(36,551)

Net cash provided by (used in) financing activities	(7,352)	(20,126)	(13,161)	23,043	(17,596)

Net increase (decrease) in cash	287	(1,688)	267	246	(888)
Cash at beginning of year	495	2,999	2,087	8,154	13,735

Cash at end of year	$782	$1,311	$2,354	$8,400	$12,847

Supplemental disclosure of cash flow information
Approximate cash paid for interest	$127	$988	$1,713	$964	$3,792

Combining Statements of Cash Flows
Year Ended December 31, 2004

	WAMCO XXX	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Cash flows from operating activities:
Net earnings	$1,298	$2,908	$2,739	$10,474	$17,419
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees	141	185	—	144	470
Amortization of deferred profit sharing	—	—	—	1,610	1,610
Provision for loan and impairment losses	—	100	—	1,452	1,552
Gain on resolution of Portfolio Assets	(2,520)	(4,194)	(4,138)	(15,212)	(26,064)
Purchase of Portfolio Assets	—	—	(44,187)	(8,929)	(53,116)
Transfer of Portfolio Assets at cost	—	3,145	—	(3,145)	—
Net receipts on Portfolio Asset lines of credit	—	—	—	(39)	(39)
Capitalized costs on Portfolio Assets	(108)	(272)	(60)	(1,015)	(1,455)
Capitalized interest on Portfolio Assets	—	(57)	—	(1,045)	(1,102)
Proceeds from resolution of Portfolio Assets	10,205	22,736	20,943	43,290	97,174
Principal payments on Performing Portfolio Assets	—	3,850	1,661	4,238	9,749
Excess of distribution over cost from partnership carried at cost	—	—	—	(593)	(593)
Decrease in deferred profit sharing	—	—	—	2,063	2,063
(Increase) decrease in other assets	(1)	(301)	(73)	(160)	(535)
Decrease in deferred compensation	—	—	—	(2,063)	(2,063)
Deferred compensation and profit sharing paid	—	—	—	(1,713)	(1,713)
Increase (decrease) in other liabilities	(63)	86	357	(322)	58

Net cash provided by (used in) operating Activities	8,952	28,186	(22,758)	29,035	43,415

Cash flows from investing activities:
Contribution to partnership	—	—	—	(12)	(12)
Distributions from partnership	—	—	—	1,659	1,659

Net cash provided by investing activities	—	—	—	1,647	1,647

Cash flows from financing activities:
Borrowing of debt—affiliate	—	—	33,420	—	33,420
Borrowing of debt	—	43,900	—	—	43,900
Repayment of debt—affiliate	—	(47,800)	(14,672)	(4,627)	(67,099)
Repayment of debt	(8,735)	(19,020)	—	(8,062)	(35,817)
Capital contributions	—	—	10,652	13,078	23,730
Capital distributions	(3,619)	(9,580)	(4,657)	(26,649)	(44,505)

Net cash provided by (used in) financing activities	(12,354)	(32,500)	24,743	(26,260)	(46,371)

Net increase (decrease) in cash	(3,402)	(4,314)	1,985	4,422	(1,309)
Cash at beginning of year	3,897	7,313	102	3,732	15,044

Cash at end of year	$495	$2,999	$2,087	$8,154	$13,735

Supplemental disclosure of cash flow information
Approximate cash paid for interest	$317	$1,403	$1,018	$1,547	$4,285

Combining Statements of Cash Flows
Year Ended December 31, 2003

	WAMCO XXX	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Cash flows from operating activities:
Net earnings	$5,342	$3,573	$111	$11,502	$20,528
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees	105	—	—	320	425
Amortization of deferred profit sharing	—	—	—	2,411	2,411
Accretion of unrealized gain on trust certificates	—	—	—	(197)	(197)
Provision for loan and impairment losses	—	—	—	1,025	1,025
Gain on resolution of Portfolio Assets	(8,271)	(3,666)	(127)	(15,834)	(27,898)
Purchase of Portfolio Assets	—	(73,894)	(15,871)	(6,054)	(95,819)
Net receipts on Portfolio Asset lines of credit	—	184	—	—	184
Capitalized costs on Portfolio Assets	(90)	(62)	—	(1,313)	(1,465)
Capitalized interest on Portfolio Assets	—	(17)	—	(959)	(976)
Proceeds from resolution of Portfolio Assets	33,277	13,125	641	42,776	89,819
Principal payments on Performing Portfolio Assets	—	3,773	—	16,264	20,037
Increase in deferred profit sharing	—		—	(3,013)	(3,013)
Increase in other assets	(292)	(2)	—	(40)	(334)
Increase in deferred compensation	—	—	—	3,013	3,013
Deferred compensation and profit sharing paid	—	—	—	(3,253)	(3,253)
Increase (decrease) in other liabilities	(315)	514	69	(527)	(259)

Net cash provided by (used in) operating Activities	29,756	(56,472)	(15,177)	46,121	4,228
Cash flows from investing activities:
Contribution to subsidiaries	—	—	—	(48)	(48)
Change in trust certificates	—	—	—	676	676

Net cash provided by investing activities	—	—	—	628	628
Cash flows from financing activities:
Borrowing of debt—affiliate	118	51,110	12,223	11	63,462
Borrowing of debt	26,000	—	—	—	26,000
Repayment of debt—affiliate	(35,066)	(3,310)	—	(4,158)	(42,534)
Repayment of debt	(12,607)	—	—	(22,425)	(35,032)
Repayment of preferred equity	—	—	—	(184)	(184)
Capital contributions	—	21,527	3,056	5,599	30,182
Capital distributions	(7,925)	(5,542)	—	(31,274)	(44,741)

Net cash provided by (used in) financing Activities	(29,480)	63,785	15,279	(52,431)	(2,847)

Net increase (decrease) in cash	276	7,313	102	(5,682)	2,009
Cash at beginning of year	3,621	—	—	9,414	13,035

Cash at end of year	$3,897	$7,313	$102	$3,732	$15,044

Supplemental disclosure of cash flow information
Approximate cash paid for interest	$982	$663	$—	$2,678	$4,323
Preferred equity converted to note payable	—	—	—	4,160	4,160

4.     Portfolio Assets

        Portfolio Assets are summarized as follows:

	December 31, 2005
	WAMCO XXX	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$5,142	$13,062	$14,647	$10,126	$42,977
Performing Portfolio Assets	—	6,346	8,243	19,517	34,106
Loans Acquired After 2004
Loans acquired with credit deterioration	—	—	8,518	45,303	53,821

Outstanding balance	5,142	19,408	31,408	74,946	130,904
Allowance for loan losses	(39)	—	(601)	(253)	(893)

Carrying amount of loans, net of allowance	5,103	19,408	30,807	74,693	130,011

Real Estate Portfolios, net of allowance	—	—	—	10,039	10,039

Portfolio Assets, net	$5,103	$19,408	$30,807	$84,732	$140,050

	December 31, 2004
	WAMCO XXX	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$11,509	$23,400	$27,205	$17,228	$79,342
Performing Portfolio Assets	—	11,849	13,933	23,089	48,871

Outstanding balance	11,509	35,249	41,138	40,317	128,213

Carrying amount of loans, net of allowance	11,509	35,249	41,138	40,317	128,213

Real Estate Portfolios, net of allowance	—	—	—	13,769	13,769

Portfolio Assets, net	$11,509	$35,249	$41,138	$54,086	$141,982

        Portfolio Assets are pledged to secure non-recourse notes payable.

5.     Interest Related to Residual Interest in Trust Certificates

        During 2003, the Partnerships recognized interest income on retained interests in residual certificates held by the Partnerships. In September 2003 the Partnerships purchased the underlying assets from the trust. At the time of this purchase, these assets were included in the Performing Portfolio Assets at their remaining historical cost of $5,902 and the remaining balance for the adjustment to market value of $905 was reversed against its corresponding balance of unrealized net gain on securitizations in the Partnerships' equity.

6.     Deferred Profit Sharing and Deferred Compensation

        In connection with the formation of FC Properties, an agreement was entered into which provided for potential payments to the project manager based on a percentage of total estimated sales. An equal amount of deferred profit participation and deferred compensation is recorded based on such estimates with the deferred profit participation being amortized into expense in proportion to actual sales realized. No profit participation was paid until the limited partners recognized a 20% return on their investment. This return threshold was met in 2001. At December 31, 2005 and 2004, the estimated liability for this profit participation was $14,539 and $17,695, respectively, and was reported as deferred compensation in the accompanying combined balance sheets. Additionally, amortization of $4,088, $1,610 and $2,411 was recognized during 2005, 2004 and 2003, respectively, and has been included in general, administrative and operating expenses in the accompanying combined statements of operations.

        The achievement of the 20% return on investment resulted in payments of $4,365, $1,713 and $3,253 in deferred profit sharing and commissions in 2005, 2004, and 2003, respectively.

        The achievement of the 20% return on investment resulted in payments of $4,365, $1,713 and $3,253 in deferred profit sharing and commissions in 2005, 2004, and 2003, respectively.

7.     Notes Payable

        Notes payable at December 31, 2005 and 2004 consist of the following:

	2005	2004
London Interbank Offering Rate (LIBOR) (4.4% at December 31, 2005) based:
WAMCO XXX (LIBOR plus 2.5%)	$—	$4,658
WAMCO 31 (LIBOR plus 2.5%)	11,530	24,880
WAMCO 33 (LIBOR plus 2.35%)	18,111	—
WAMCO 33 (LIBOR plus 4%)—affiliate	—	30,971
Other Partnerships (LIBOR plus 4% to 5%)—affiliate	2,061	—
Other Partnerships (LIBOR plus 2.5% to 3%)	—	3,266
Other Partnerships (LIBOR plus 5%, with floor 6.3%)—affiliate	1,806	2,575

Total LIBOR	33,508	66,350
Fixed rate:
Other Partnerships (10.17%)—affiliate	4,000	4,000

	$37,508	$70,350

        Collateralized loans are typically payable based on proceeds from disposition of and payments received on the Portfolio Assets.

        Contractual maturities (excluding principal and interest payments payable from proceeds from dispositions of and payments received on the Portfolio Assets) of notes payable are as follows:

	WAMCO XXX	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Year Ending December 31:
2006	$—	$—	$—	$—	$—
2007	—	11,530	18,111	7,867	37,508
2008	—	—	—	—	—

	$—	$11,530	$18,111	$7,867	$37,508

        The loan agreements and master note purchase agreements, under which notes payable were incurred, contain various covenants including limitations on other indebtedness, maintenance of service agreements and restrictions on use of proceeds from disposition of and payments received on the Portfolio Assets. As of December 31, 2005, the Partnerships were in compliance with the aforementioned covenants.

        In connection with notes payable, the Partnerships incurred origination and commitment fees. These fees are amortized over the stated maturity of the related notes and are included in interest and fees on notes payable. At December 31, 2005 and 2004, approximately $276 and $337, respectively, of origination and commitment fees are included in other assets, net.

8.     Transactions with Affiliates

        Under the terms of the various servicing agreements between the Partnerships and FirstCity, FirstCity receives a servicing fee based on proceeds from resolution of the Portfolio Assets for processing transactions on the Portfolio Assets and for conducting settlement, collection and other resolution activities. Service fees to affiliates of approximately $3,391, $3,935, and $3,606 are reported on the accompanying combined statements of operations in 2005, 2004 and 2003, respectively.

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

        During 2005, WAMCO III was merged with and into WAMCO IX, with WAMCO IX being the surviving entity.

9.     Fair Value of Financial Instruments

        Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Partnerships disclose estimated fair values of their financial instruments. Fair value estimates, methods and assumptions are set forth below.

(a) Cash and Other Liabilities

        The carrying amount of cash and other liabilities approximates fair value at December 31, 2005 and 2004 due to the short-term nature of such accounts.

(b) Portfolio Assets

        Portfolio Assets are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risk inherent in the assets. The carrying value of Portfolio Assets was $140,050 and $141,982 at December 31, 2005 and 2004, respectively. The estimated fair value of the Portfolio Assets was approximately $176,868 and $191,722 at December 31, 2005 and 2004, respectively.

(c) Notes Payable

        Management believes that for similar financial instruments with comparable credit risks, the stated interest rates at December 31, 2005 and 2004 approximate market rates. Accordingly, the carrying amount of notes payable is believed to approximate fair value. In addition, the majority of the partnerships' debt is at variable rates of interest.

10.   Commitments and Contingencies

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

        Income or expense associated with these periodic payments is recorded on an accrual basis. WAMCO XXVIII recorded $133, $431, and $665 of net swap expense for the years ended December 31, 2005, 2004 and 2003, respectively, associated with these periodic payments. Net swap expense is included in interest and fees expense—affiliate in the accompanying combined statements of operations.

        Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest-rate, commodity-price, and foreign-exchange contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

        WAMCO XXVIII has not met the criteria necessary to categorize its swap agreement as a hedging activity under the provisions of FASB No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, changes in fair value of the interest rate swap are reported in general, administrative and operating expenses and were $129, $(421), and $(506) during 2005, 2004, and 2003, respectively.

        The following table summarizes WAMCO XXVIII's interest rate swap contract, included in other liabilities:

Notional amount	Contact maturity date	Fixed rate	Floating rate	Swap liability at December 31, 2005	Swap liability at December 31, 2004
4,510	12/15/2005	6.195%	One Month LIBOR (4.1% at December 31, 2005)	$—	$129

MINNTEX INVESTMENT PARTNERS LP
(A Texas Limited Partnership)

FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

(With Report of Independent Registered Public Accounting Firm)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
MinnTex Investment Partners LP:

        We have audited the accompanying balance sheets of MinnTex Investment Partners LP (a Texas limited partnership) as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MinnTex Investment Partners LP as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Dallas, Texas March 16, 2006

MINNTEX INVESTMENT PARTNERS LP
(A Texas Limited Partnership)

BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
	(In thousands)
ASSETS
Cash	$295	$738
Portfolio Asset, net (note 3)	12	102

	$307	$840

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities	$6	$8
Service fees payable—affiliate (note 4)	18	69

Liabilities	24	77
Partners' capital	283	763

	$307	$840

See accompanying notes to financial statements.

MINNTEX INVESTMENT PARTNERS LP
(A Texas Limited Partnership)

STATEMENTS OF OPERATIONS

The Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands)
Proceeds from resolution of Portfolio Asset	$4,846	$9,167	$14,294
Cost of Portfolio Asset resolved	90	375	1,653

Gain on resolution of Portfolio Asset	4,756	8,792	12,641
General, administrative, and operating expenses (note 4)	(480)	(946)	(1,462)
Other income	10	4	5

Net income	$4,286	$7,850	$11,184

See accompanying notes to financial statements.

MINNTEX INVESTMENT PARTNERS LP
(A Texas Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

The Years Ended December 31, 2005, 2004 and 2003

	General Partner	Limited Partners
	MinnTex GP Corp.	FirstCity Holdings of Minnesota	CFSC Capital Corp. II	Lenders Trust	Total
	(In thousands)
Balance at December 31, 2002	$35	$1,178	$1,178	$1,178	$3,569
Distributions	(132)	(4,401)	(4,401)	(4,401)	(13,335)
Net income	111	3,691	3,691	3,691	11,184

Balance at December 31, 2003	14	468	468	468	1,418
Distributions	(84)	(2,807)	(2,807)	(2,807)	(8,505)
Net income	77	2,591	2,591	2,591	7,850

Balance at December 31, 2004	7	252	252	252	763
Distributions	(47)	(1,573)	(1,573)	(1,573)	(4,766)
Net income	44	1,414	1,414	1,414	4,286

Balance at December 31, 2005	$4	$93	$93	$93	$283

See accompanying notes to financial statements.

MINNTEX INVESTMENT PARTNERS LP
(A Texas Limited Partnership)

STATEMENTS OF CASH FLOWS

The Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$4,286	$7,850	$11,184
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on resolution of Portfolio Asset	(4,756)	(8,792)	(12,641)
Proceeds from resolution of Portfolio Asset	4,846	9,167	14,294
Decrease in service fees payable—affiliate	(51)	(30)	(54)
Increase (decrease) in accounts payable and accrued liabilities	(2)	(5)	2

Net cash provided by operating activities	4,323	8,190	12,785

Cash flows from financing activities:
Capital distributions	(4,766)	(8,505)	(13,335)

Net cash used in financing activities	(4,766)	(8,505)	(13,335)

Net decrease in cash	(443)	(315)	(550)
Cash, beginning of period	738	1,053	1,603

Cash, end of period	$295	$738	$1,053

See accompanying notes to financial statements.

MINNTEX INVESTMENT PARTNERS LP

NOTES TO FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003
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

2.     Summary of Significant Accounting Policies

  (a) Portfolio Asset

        The Partnership acquires and resolves a portfolio of performing and nonperforming loans to small businesses that are unsecured ("Portfolio Asset"). Accounting for the Portfolio Asset is on a pool basis as opposed to an individual asset-by-asset basis. At December 31, 2005 and 2004, the Portfolio Asset was designated as nonperforming as described more fully below.

        The Partnership's Portfolio Asset is designated as nonperforming unless a majority of all of the loans in the pool are being repaid in accordance with the contractual terms of the underlying loan agreements. Such designation is made at the acquisition of the pool and does not change even though the actual mix of the loans may change. The pool is acquired on the basis of an evaluation of the timing and amount of cash flow expected to be derived from borrower payments on the loans. The carrying value of the nonperforming Portfolio Asset was $12 and $102 at December 31, 2005 and 2004, respectively.

        A nonperforming Portfolio Asset is purchased at a substantial discount from its outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the adjusted cost of the nonperforming Portfolio Asset is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified. No valuation allowance was required at December 31, 2005, 2004 or 2003.

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

  (b) Income Taxes

        Under current Federal laws, partnerships are not subject to income taxes; therefore, no taxes are reflected in the accompanying financial statements. For tax purposes, income or loss is included in the individual tax returns of the partners

  (c) Use of Estimates

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

3.     Portfolio Assets

        The Portfolio Assets (note 2) at December 31 is summarized as follows:

	2005	2004
Loans:
Borrowers' obligations on outstanding balance of:
Performing loans	$1,241	$4,286
Nonperforming loans	31,973	33,699

	33,214	37,985
Discount required to reflect the Portfolio Asset at unamortized cost	(33,202)	(37,883)

Portfolio Assets, net	$12	$102

4.     Transactions With Affiliates

        Under the terms of a servicing agreement, FirstCity receives a servicing fee based on proceeds from resolution of Portfolio Asset, for processing transactions on the Portfolio Asset and for conducting settlement and sale negotiations. Included in general, administrative, and operating expenses in the accompanying statement of operations is $454, $917 and $1,429 in servicing fees incurred in 2005, 2004, and 2003, respectively.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

        The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

        There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

        The management of FirstCity Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

        FirstCity Financial Corporation's independent auditor, KPMG LLP, a registered public accounting firm, has issued an audit report on our management's assessment of our internal control over financial reporting, which is included in Part II Item 8 of this Annual Report on Form 10-K.

Item 9B.    Other Information.

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Director Information

        Information concerning members of the Company's board of directors (the "Board") is set forth below:

Name	Age	Position
James R. Hawkins	70	Retired Chairman of the Board
Richard E. Bean	62	Chairman of the Board
C. Ivan Wilson	78	Vice Chairman of the Board
James T. Sartain	57	President, Chief Executive Officer and Director
Dane Fulmer	55	Director
Robert E. Garrison II	63	Director
D. Michael Hunter	63	Director
Jeffery D. Leu	49	Director
F. Clay Miller	42	Director

        James R. Hawkins served as Chairman of the Board from the consummation of the merger of J-Hawk Corporation ("J-Hawk") and First City Bancorporation of Texas, Inc. in 1995 (the "Merger"), until December 31, 2005. He served as Chairman of the Board and Chief Executive Officer of J-Hawk from 1976 until the Merger. Mr. Hawkins was also formerly Chief Executive Officer of FirstCity through January 2001. Effective December 31, 2005, Mr. Hawkins elected to retire from his position as a director of the Company and Chairman of the Board. Mr. Hawkins is a certified public accountant licensed in the state of Texas.

        Richard E. Bean has been a Director of FirstCity since the Merger, and Chairman of the Board since January 1, 2006. Since 1976, Mr. Bean has served as the Executive Vice President and a director of Pearce Industries, Inc., a privately held company that markets a variety of oilfield equipment and construction machinery. Mr. Bean served as Chief Financial Officer of Pearce Industries from 1976 to 2004. Mr. Bean served as a member of the Portfolio committee of the FirstCity Liquidating Trust from the Merger through the termination of the Trust in January 2004. Prior to the Merger, Mr. Bean was Chairman of the FCBOT's Official Committee of Equity Security Holders. Mr. Bean is currently a director, the Chairman of the Audit Committee, and a member of the Compensation Committee of WCA Waste Corporation, a publicly owned solid waste collection and disposal Company, and a director and the Chairman of the Audit Committee of Sanders Morris Harris Group Inc., a publicly owned financial services firm. Mr. Bean is also a stockholder and director of several closely held corporations. Mr. Bean is involved in numerous civic organizations such as the Houston Livestock Show and Rodeo where he serves as a director and Member of the Audit Budget Committee. Mr. Bean received a M.B.A. in Accounting and a Bachelor of Business Administration in Finance from the University of Texas at Austin and has been a Certified Public Accountant licensed in the State of Texas since 1968.

        C. Ivan Wilson has been Vice Chairman of the Board of FirstCity since the Merger. From February 1998 to June 1998, Mr. Wilson was Chairman, President and Chief Executive Officer of Mercantile Bank, N.A., Corpus Christi, Texas, a national banking organization. Mr. Wilson was Chairman of the Board and Chief Executive Officer of First City Bancorporation of Texas, Inc. ("FCBOT") from 1991 to the Merger. Prior to 1991, Mr. Wilson was the Chief Executive Officer of FirstCity, Texas—Corpus Christi, one of FCBOT's banking subsidiaries.

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

        Robert E. Garrison II has been a Director of FirstCity since May 1999. Mr. Garrison is the President and a director of Sanders Morris Harris Group Inc. Previously, Mr. Garrison served as Executive Vice President and director of Harris Webb & Garrison and also served as Chairman, Chief Executive Officer, and director of Pinnacle Management & Trust Co. Mr. Garrison co-founded both of these companies in 1994. Both Harris Webb & Garrison and Pinnacle Management & Trust Co. are subsidiaries of Sanders Morris Harris Group Inc. In addition, Mr. Garrison serves as Chairman and director of Brava Therapeutics, a company that develops reagents (known as biomarkers) that are used to identify patients most likely to benefit from a specific drug for cancer treatment. Mr. Garrison serves as a director of Prosperity Bank and as a director of Crown Castle International (CCI), a public company that is a leading independent owner and operator of shared wireless infrastructures, including extensive networks of towers. Mr. Garrison is also a member of the Board of directors of Memorial Hermann Hospital System where he serves on the audit, investment and compensation committees. He has over 39 years of experience in the investment business. Mr. Garrison is a Chartered Financial Analyst.

        D. Michael Hunter was elected to serve as a Director of FirstCity at the 2005 Annual Meeting of Stockholders. Mr. Hunter is the Vice Chairman of the Board of directors of Prosperity Bancshares, Inc. and serves as a director of Prosperity Bank. Mr. Hunter previously served as Chairman, President and Chief Executive Officer and a director of First Capital Bankers, Inc. from 1995 until its merger with and into Prosperity Bancshares, Inc. on March 1, 2005. Mr. Hunter also served as Chairman and Chief Executive Officer of First Capital Bank from 1995 until March 2005. Prior to 1995, Mr. Hunter served as President and Chief Operating Officer of Victoria Bankshares, Inc. and Victoria Bank & Trust Company from 1988 to June 1994. Prior to 1988, Mr. Hunter served twenty four years with FirstCity Bancorporation of Texas, Inc. Mr. Hunter has served on the board of directors of an investment research company, First Financial Advisors, Inc., and a fast food franchiser, Whataburger, Inc.

        Jeffery D. Leu has been a Director of FirstCity since December 2000. Mr. Leu is President of the Value Investment Group of Cargill, a wholly owned subsidiary of Cargill Incorporated, which is regarded as one of the world's largest privately-held corporations. Mr. Leu joined Cargill in 1981 and has held various management positions in Cargill's financial businesses.

        F. Clay Miller was elected by the Board of Directors on February 10, 2006 as a director of the Company to fill the vacancy created by the resignation of Mr. Hawkins. Mr. Miller is a founding partner at Stone Arch Capital, a private equity fund based in Minneapolis, Minnesota. From 1998 to 2004, Mr. Miller was the Managing Partner of Churchill Equity Partners, the private equity arm of Churchill Capital, Inc. From 1995 to 1998, Mr. Miller served with SCF Partners, a Houston, Texas-based private equity firm focused on the energy services market. While at SCF Partners, Mr. Miller participated in numerous similar transactions in the energy services industry throughout North America. Prior to his tenure at SCF Partners, Mr. Miller was a corporate M&A attorney with Shearman & Sterling, structuring, executing and advising on a broad range of acquisitions, divestitures and capital raising transactions in New York and London. Mr. Miller is a graduate of the University of Michigan (B.A.), Northwestern University School of Law (J.D., cum laude), and Harvard University (M.B.A., with honors).

Board of Directors and Committees

        The Board has reviewed the provisions of the Sarbanes-Oxley Act of 2002, the rules of the SEC and the NASDAQ Stock Market governance listing standards and determined that the Company is in compliance with such standards. The Board has determined that Messrs. Bean, Fulmer, Garrison, Miller and Wilson are independent Directors under the NASDAQ Stock Market Rules. Messrs. Hawkins and Sartain, employees of the Company, and Mr. Leu, an executive officer of CFSC Capital Corp. XXX (see "Certain Relationships and Related Transactions" for relationships of Cargill and CFSC Capital Corp. with the Company), were not deemed independent. Mr. C. Ivan Wilson, an independent Director, serves as Vice-Chairman and presides over executive sessions of the non-management Directors.

        Board Meetings.    During 2005, the Board of Directors held four meetings. Each of the directors attended more than 75% of such meetings. All of the directors attended the Company's 2005 Annual Meeting of Stockholders. The Company has encouraged the attendance of all Directors at the annual meetings of stockholders and has scheduled its stockholders' meetings to achieve that goal. The Company has not adopted a formal policy related to the attendance of Directors at annual meetings of stockholders.

        Committees.    The Company's Board of Directors has the following five standing committees: Executive Committee; Audit Committee; Compensation Committee; Investment Committee; and a Nominating and Corporate Governance Committee. Members of these committees generally are elected annually at the regular meeting of the Board of Directors immediately following the annual meeting of stockholders. Further information concerning the Board's standing committees appears below.

        Executive Committee.    The Executive Committee consisted of Messrs. Hawkins (Chairman) and Sartain during 2005. Subject to certain limitations specified by the Company's Bylaws and the Delaware General Corporation Law, the Executive Committee is authorized to exercise the powers of the Board of Directors when the Board is not in session. During 2005, the Executive Committee held no actual meetings but took several actions by unanimous written consent.

        Audit Committee.    The Audit Committee consists of Messrs. Bean (Chairman), Garrison and Wilson. The Audit Committee is a standing committee of the Board of Directors. The Board has determined that all members of the Audit Committee are independent Directors under the rules of the NASDAQ Stock Market and the rules and regulations of the SEC. The Board of Directors has determined that Mr. Bean qualifies as an "audit committee financial expert" under applicable SEC and NASDAQ regulations. The Audit Committee has a charter adopted by the Board of Directors that sets forth its membership requirements, authority and responsibilities. A copy of the Audit Committee Charter can be found in the "Investor Relations—Corporate Governance" Section of the Company's website at www.fcfc.com. During 2005, the Audit Committee held seven meetings.

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

  •
  the audit process.

The Audit Committee also meets with the independent auditors and with appropriate Company financial personnel about these matters. The functions of the Audit Committee also include recommending to the Board of Directors which firm of independent public accountants should be engaged by the Company to perform the annual audit, reviewing annually the Company's Audit Committee Charter, approving certain other types of professional service rendered to the Company by the independent public accountants and considering the possible effects of such services on the independence of such public accountants. The independent auditors periodically meet alone with the Audit Committee and always have unrestricted access to the Audit Committee.

        Compensation Committee.    The Compensation Committee consisted of Messrs. Wilson (Chairman), Garrison and Fulmer during 2005, and Mr. Hunter since August 2005. The Compensation Committee is a standing committee of the Board of Directors. The Board has determined that all members of the Compensation Committee are (i) "independent directors" under the listing standards of the NASDAQ Stock Market, (ii) "non-employee directors" within the meaning of Rule 16b-3 under the Exchange Act and (iii) "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code. The Compensation Committee has a charter that has been adopted by the Board of Directors that sets forth its membership requirements, authority and responsibilities. A copy of the Compensation Committee Charter can be found in the "Investor Relations—Corporate Governance" section of the Company's website at www.fcfc.com. The functions of the Compensation Committee include making recommendations to the Board of Directors regarding compensation for executive officers, including the chief executive officer, of the Company and its subsidiaries. The Compensation Committee is responsible for all recommendations, reviews, modifications and approvals with respect to the Stock Option and Award Plans. During 2005, the Compensation Committee held one meeting.

        Investment Committee.    The Investment Committee consists of Messrs. Sartain (Chairman), Garrison, Fulmer, Wilson, Leu and Bean. The functions of the Investment Committee include providing oversight and approval of prospective investments based on thresholds of risk exposure to the Company's balance sheet. During 2005, the Investment Committee held no meetings.

        Nominating and Corporate Governance Committee.    The Nominating and Corporate Governance Committee consisted of Messrs. Fulmer (Chairman), Garrison and Bean during 2005, and Mr. Hunter since August 2005. The Nominating and Corporate Governance Committee is a standing committee of the Board of Directors. The Board has determined that each of the members of the Nominating and Corporate Governance Committee qualified as an independent Director under the rules of the NASDAQ Stock Market and rules and regulations of the SEC. The Nominating and Corporate Governance Committee has a charter that has been adopted by the Board of Directors that sets forth its membership requirements, authority and responsibilities. The full text of the Charter of the Nominating and Corporate Governance Committee can be found in the "Investor Relations—Corporate Governance" section of the Company's website at www.fcfc.com. The Nominating and Corporate Governance Committee recommends the number of board positions to be filled in accordance with the Bylaws of the Company and the persons to be nominated to serve in those positions. In this regard, the Nominating Committee considers the performance of incumbent directors in determining whether such directors should be nominated to stand for reelection. The Nominating and Corporate Governance Committee also reviews the recommendations of the Chief Executive Officer related to the appointment of executive officers and proposed personnel changes related to such officers and is responsible for conducting an annual review of the Company's Code of Business Conduct and Ethics. During 2005, the Nominating and Corporate Governance Committee held four meetings.

Executive Officers

        The executive officers of the Company, who are elected by the Board of Directors of the Company and serve at its discretion, are as follows:

Name	Age	Position
James T. Sartain	57	President and Chief Executive Officer
J. Bryan Baker	44	Senior Vice President and Chief Financial Officer
Terry R. DeWitt	48	Senior Vice President
Joe S. Greak	57	Senior Vice President, Tax Director
James C. Holmes	49	Senior Vice President
Richard J. Vander Woude	51	Senior Vice President, General Counsel and Secretary

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

        Joe S. Greak has been Senior Vice President and Tax Director of the Company since the Merger. Mr. Greak was the Tax Manager of FCBOT since 1993. From 1992 to 1993, Mr. Greak was the Tax Manager of New First City—Houston, N.A. Prior thereto, he was Senior Vice President and Tax Director of First City, Texas—Houston, N.A. Mr. Greak is a certified public accountant licensed in the state of Texas.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of Common Stock, to file with the SEC certain reports of beneficial ownership of Common Stock. Based solely upon a review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all applicable Section 16(a) filing requirements were complied with by its directors, officers and 10 percent stockholders during 2005, except as shown in the table below:

Name	Number of late reports	Number of transactions not reported timely	Known failure to file report
James R. Hawkins	7	20	None
D. Michael Hunter	1	1	None

Code of Business Conduct and Ethics

        The Company has adopted a Code of Business Conduct and Ethics which is applicable to the directors, executive officers and all employees of the Company, including the principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available in the "Investor Relations—Corporate Governance" section of the Company's website at www.fcfc.com.

Item 11.    Executive Compensation.

        The following table sets forth certain information concerning compensation for services during each of the last three years to (1) the Company's Chief Executive Officer during 2005, and (2) the Company's other four most highly compensated executive officers during 2005 serving as such at the end of 2005 (collectively, the "Named Executive Officers").

Summary Compensation Table

Long Term Compensation Awards Securities Underlying Options(#)
Annual Compensation
Name and Principal Position					All Other Compensation(1)($)
	Year	Salary($)	Bonus($)
James T. Sartain, President and Chief Executive Officer	2005 2004 2003	375,000 365,627 300,014	400,000 380,002 100,000	11,000 37,500 —	16,048 16,048 15,790
Terry R. DeWitt, Senior Vice President	2005 2004 2003	275,000 271,875 250,000	165,000 150,000 —	8,000 15,000 —	5,040 5,040 4,950
James C. Holmes, Senior Vice President	2005 2004 2003	271,875 243,750 200,000	165,000 149,997 —	8,000 15,000 —	5,040 5,040 4,950
Richard J. Vander Woude, Senior Vice President, General Counsel and Secretary	2005 2004 2003	283,751 275,000 275,000	135,000 90,000 —	8,000 15,000 —	5,328 5,328 4,950
J. Bryan Baker, Senior Vice President and Chief Financial Officer	2005 2004 2003	221,875 200,000 200,000	135,000 90,000 —	8,000 15,000 —	4,860 4,860 4,800

(1)
The total amounts indicated under "All Other Compensation" for 2005 consist of (a) amounts contributed to match a portion of such employee's contributions under a 401(k) plan ("401(k) Match"), (b) excess premiums paid on supplemental life insurance policies ("Supplement Life") and

  (c) personal use of a business vehicle ("Auto"), and (d) amounts paid for moving expenses ("Other"). The following table details the amounts paid during 2005 for each of the categories:

Executive	401(k) Match($)	Supplement Life($)	Auto($)	Total($)
James T. Sartain	4,500	1,548	10,000	16,048
Terry R. DeWitt	4,500	540	—	5,040
James C. Holmes	4,500	540	—	5,040
Richard J. Vander Woude	4,500	828	—	5,328
J. Bryan Baker	4,500	360	—	4,860

Director Compensation

        During 2005, directors of the Company who were not employees of the Company or any of its subsidiaries received a retainer of $3,500 per quarter for their services as directors. The Chairman of the Audit Committee received an additional retainer of $750 per quarter. Such directors also received $1,000 plus expenses for each regular and special Board of directors meeting attended, $500 ($750 for the Chairman) plus expenses for each meeting of any committee of the Board of directors attended, and $500 per each telephonic meeting of the Board of directors or any committee. Directors who are employees of the Company do not receive directors' fees.

        Each of the following non-executive directors was granted options to purchase 5,000 shares of the FirstCity common stock for their service as a director during 2005 under the FirstCity Financial Corporation 2004 Stock Option and Award Plan: Richard E. Bean, Dane Fulmer, Robert E. Garrison II, D. Michael Hunter, Jeffery D. Leu and C. Ivan Wilson. The options received by each non-executive director were vested in full upon the Grant Date of the option, terminate upon the expiration of ten years from the Grant Date, have a Grant Date of October 12, 2005, and have an exercise price of $11.33, the closing price on October 12, 2005.

Stock Option Plans and 401(k) Plan

        FirstCity has a stock option and award plan for the benefit of key individuals, including its directors, officers and key employees. The exercise price for all options granted is equal to or greater than the fair market value of the underlying Common Stock at the date of grant. Therefore, the holders of the stock options will benefit from such options only when, and to the extent, the price of Common Stock increases after the grant of the option. The performance of individual executive officers and other key employees is considered by the Compensation Committee in allocating such grants, taking into account the Company's performance, each individual's contributions thereto and specific accomplishments in each individual's area of responsibility. The Company had a 1995 Stock Option and Award Plan and a 1996 Stock Option and Award Plan. Both plans expired in 2005 under the terms of those plans, with existing outstanding options remaining in accordance with the terms of each grant.

        Information about FirstCity's compensation plans at December 31, 2005 was as follows:

Equity Compensation Plan Information

Plan Category	Number of Shares to Be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	755,850	$7.02	65,500
Equity compensation plans not approved by stockholders	—	—	—

Total	755,850	$7.02	65,500

        The Company also has a defined contribution 401(k) employee profit sharing plan (the "401(k) Plan") in which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company contributed approximately $134,000, $143,000 and $162,000 in 2005, 2004 and 2003, respectively, to the 401(k) Plan.

Option Grants in 2005

        The following table sets forth certain information with respect to grants of stock options during 2005 to the Named Executive Officers.

Individual Grants in 2005
Name	Number of Shares Underlying Options Granted(1)	Percent of Total Options Granted to Employees	Exercise Price Per Share ($)	Expiration Date	Grant Date Present Value(2)
James T. Sartain	11,000	11.87%	$11.33	10/12/2015	$106,700
Terry R. DeWitt	8,000	8.63%	$11.77	10/25/2015	$80,640
James C. Holmes	8,000	8.63%	$11.77	10/25/2015	$80,640
Richard J. Vander Woude	8,000	8.63%	$11.77	10/25/2015	$80,640
J. Bryan Baker	8,000	8.63%	$11.77	10/25/2015	$80,640

(1)
Mr. Sartain's options were granted as of October 12, 2005 and the options to the other Named Executive Officers were granted as of October 25, 2005 and will vest in four equal, consecutive annual installments, commencing on the first anniversary of the grant date. Subject to the terms of the 2004 Stock Option and Award Plan, such options may be exercised to purchase all or any portion of such vested shares at any time prior to the termination thereof. The unexercised portions of such options, if any, terminate ten years from the grant date. Such options are non-transferable other than by will or the laws of descent and distribution or to members of the immediate family of the employee, a trust for the benefit of the immediate family of the employee, or a partnership where immediate family members of the employee are the only partners.. Under the 2004 Stock Option and Award Plan, the right to exercise options with respect to unvested shares may be accelerated in certain circumstances.

(2)
These estimated hypothetical values are based on a Black-Scholes option pricing model in accordance with SEC rules. FirstCity used the following assumptions in estimating these values: potential option term, 10 years; risk-free rate of return, 4.5%; expected volatility, 84%; and expected dividend yield, 0%.

Option Exercises and Year-End Values

        The following table sets forth, for the Named Executive Officers, stock options exercised in 2004, the number of shares of Common Stock underlying both exercisable and non-exercisable stock options held by such persons as of December 31, 2005, and the year-end values for unexercised "in-the-money" options, which represent the positive spread between the exercise price of any such options and the year-end market price of the Common Stock.

Aggregated 2005 Option Exercises
and Year-End Option Values

			Unexercised at December 31, 2005
	Exercised in 2005
			Number of Shares Underlying Unexercised Options at Year End		Value of Unexercised In-the-Money Options at Year End($)(1)
	Number of Shares Acquired Upon Exercise of Options
Name		$ Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
James T. Sartain	—	N/A	109,375	39,125	$940,125	$122,575
Terry R. DeWitt	—	N/A	34,950	19,250	$227,800	$48,150
James C. Holmes	—	N/A	31,750	19,250	$202,390	$48,150
Richard J. Vander Woude	—	N/A	53,750	19,250	$466,050	$48,150
J. Bryan Baker	—	N/A	56,750	19,250	$471,350	$48,150

(1)
Calculated using the aggregate market value (based on December 31, 2005 stock price of $11.53 per share) of the shares of the Common Stock underlying such options, less the aggregate exercise price payable.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The following report concerning the specific factors, criteria and goals underlying decisions on payments and awards of compensation to each of the executive officers of the Company for fiscal year 2005 is provided by the Compensation Committee of the Company's Board of Directors.

        General.    Recommendations regarding compensation of the Company's executive officers (other than the compensation of the Chief Executive Officer and the Chairman of the Board) are made by the Chief Executive Officer to the Chairman of the Board. The Chairman of the Board makes recommendations regarding compensation of the Company's executive officers (other than the Chairman of the Board) to the Compensation Committee. The Compensation Committee reviews the recommendations of the Chairman of the Board and determines the compensation of the Chairman of the Board and the other executive officers. The compensation of the Chief Executive Officer and the other executive officers is subject to the review, modification and approval of the Board of Directors, except that (1) the Chief Executive Officer and the Chairman of the Board do not participate in the preparation of recommendations, or the review, modification or approval thereof, with respect to their compensation and (2) all such recommendations, reviews, modifications and approvals with respect to awards under the Stock Option and Award Plans are made solely by the Compensation Committee.

        The Company's compensation program is designed to enable the Company to attract, motivate and retain high quality senior management by providing a competitive total compensation opportunity based on performance. Toward this end, the Company provides for competitive base salaries, annual variable performance incentives payable in cash for the achievement of financial performance goals, and long-term, stock-based incentives that strengthen the mutuality of interests between senior management and the Company's stockholders.

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

        Salaries.    Salaries for the year 2005 for each of the Company's executive officers, including its Chief Executive Officer, were determined based upon such officer's level of responsibility, time with the Company, contribution to the Company and individual performance. The evaluation of these factors was subjective, and no fixed, relative weights were assigned thereto.

        Bonuses.    Messrs. Sartain, DeWitt, Holmes, Vander Woude and Baker were participants in a bonus plan in 2005, which provided for a bonus pool based on the annual net profits of FirstCity and price increase of the Common Stock exceeding certain thresholds.

        Stock Options.    The Compensation Committee believes that stock options are critical in motivating and rewarding the creation of long-term stockholder value, and the subcommittee has established a policy of awarding stock options each year based on the continuing progress of the Company as well as on individual performance. In 2005, the Compensation Committee recommended, and the Board of Directors approved, the grant of stock options for 92,650 shares of the Common Stock under the 2004 Stock Option and Award Plan (51,000 were granted to the Company's executive officers). The exercise price with respect to all such grants was equal to the fair market value of the underlying the Common Stock at the date of grant so that the holders of such options will benefit from such options only when, and to the extent, the price of the Common Stock increases after such grant. The performance of individual executive officers and other key employees was considered by the Compensation Committee in allocating such grants, taking into account the Company's performance, each individual's contributions thereto and specific accomplishments in each individual's area of responsibility.

        Compensation of the Chief Executive Officer.    The Chairman of the Board makes recommendations to the Compensation Committee regarding compensation of the Company's Chief Executive Officer. The Compensation Committee reviews the recommendation of the Chairman and makes appropriate adjustments regarding the compensation of the Chief Executive Officer and makes a recommendation to the Board of Directors, which recommendation is subject to the review, modification and approval of the members of the Board of Directors, other than the Chief Executive Officer. Such recommendations, reviews, modifications and approvals for 2005 were based on the Chief Executive Officer's level of responsibility, time with the Company, contributions to the performance of the Company, maintenance of liquidity during the year to ensure the Company was able to continue to make investments and involvement in initiatives to strengthen corporate governance and comply with new regulations.

THE COMPENSATION COMMITTEE C. Ivan Wilson, Chairman Robert E. Garrison II Dane Fulmer

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

        Messrs. Wilson (Chairman), Fulmer and Garrison served as members of the Compensation Committee of the Board of Directors since the 2004 Annual Meeting of Stockholders. Neither of Messrs. Wilson, Fulmer and Garrison was an officer or employee of the Company or any of its subsidiaries during 2005 or any prior year. No interlocking relationship exists between the members of the Company's Board of Directors, executive officers or Compensation Committee and the board of directors, executive officers and compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Cumulative Total Stockholder Return

        The following graph compares the cumulative total stockholder return on a share of Common Stock, based on the market price thereof, with

  •
  the Nasdaq Stock Market (US) Index (the "Nasdaq Market Index") prepared for Nasdaq by the Center for Research in Security Prices ("CRSP") and

  •
  the Nasdaq Financial Stocks Index (the "Nasdaq Industry Index") prepared for Nasdaq by CRSP for the period beginning on December 31, 2000 and ending on December 31, 2005. Cumulative total stockholder return is based on an annual total return, which assumes the reinvestment of all dividends for the period shown and assumes that $100 was invested on December 31, 2000 in each of Common Stock, the Nasdaq Market Index and the Nasdaq Industry Index.

        The Company has not declared any dividends during this period. The results shown below are not necessarily indicative of future performance.

	2000	2001	2002	2003	2004	2005
FirstCity	100.00	71.01	81.07	360.95	596.45	682.25
Nasdaq Market Index	100.00	79.32	54.84	81.99	89.22	91.12
Nasdaq Industry Index	100.00	109.84	113.11	152.98	178.58	182.70

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth certain information regarding the Common Stock owned on February 28, 2006 (the "Measurement Date") by (1) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock as of such date, (2) each of the Company's directors and nominees for director, (3) each of the Named Executive Officers and (4) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares of the Common Stock shown in the table are held with sole voting and investment power.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class
Common Stock	James R. Hawkins	856,528	(3)	7.58%
Common Stock	James T. Sartain	596,409		5.22%
Common Stock	Richard E. Bean	310,583		2.74%
Common Stock	Dane Fulmer	85,450		*
Common Stock	Robert E. Garrison II	99,700		*
Common Stock	D. Michael Hunter	20,000		*
Common Stock	Jeffery Leu	22,500	(4)	*
Common Stock	F. Clay Miller	—		*
Common Stock	C. Ivan Wilson	50,520		*
Common Stock	Terry R. DeWitt	189,832		1.67%
Common Stock	James C. Holmes	165,085		1.46%
Common Stock	Richard J. Vander Woude	59,185		*
Common Stock	J. Bryan Baker	56,866		*
Common Stock	All directors and executive officers as a group (13 persons)	2,575,408		21.95%

*
Less than 1%

(1)
The business mailing address of each of such persons (except as otherwise indicated) is P.O. Box 8216, Waco, Texas 76714-8216.

(2)
Includes shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's stock option and award plans as follows: James T. Sartain—109,375; Richard E. Bean—13,750; Dane Fulmer—11,250; Robert E. Garrison II—6,250; D. Michael Hunter—5,000; C. Ivan Wilson—18,750; Terry R. DeWitt—34,950; James C. Holmes—31,750; Richard J. Vander Woude—53,750; J. Bryan Baker—56,750; Jeffery Leu—10,000; all directors and executive officers as a group (13 persons)—423,825.

(3)
Includes 178,415 shares of Common Stock held of record by J-Hawk, Ltd., the sole general partner of which is Combined Funding, Inc. Mr. Hawkins may be deemed to beneficially own such shares of Common Stock as a result of his ownership of 50% of the common stock of Combined Funding, Inc. Mr. Hawkins resigned from the Company in December 2005.

(4)
Mr. Leu is an officer of certain affiliates of Cargill, which, as of the Measurement Date was the record owner of 221,683 shares of Common Stock and may acquire 12,500 shares within 60 days of the Measurement Date upon the exercise of options granted under the Company's stock option and award plans. Mr. Leu disclaims beneficial ownership of such shares and options.

Item 13.    Certain Relationships and Related Transactions.

        The Company owns equity interests in various purchased asset portfolios through limited partnerships and limited liability companies ("Acquisition Partnerships") in which a corporate affiliate of the Company is the sole general partner or managing member, and the Company and other non-affiliated investors are limited partners or members. Certain directors and executive officers of the Company may also serve as directors and/or executive officers of the general partner or managing member, but receive no additional compensation from or on behalf of such general partner or managing member for serving in such capacity. The Company provides asset servicing to such Acquisition Partnerships pursuant to servicing agreements between the Company and such Acquisition Partnerships. Service fees totaling $11.8 million for 2005 were derived from such affiliates.

        The Company, FirstCity Servicing Corporation, Cargill and its wholly owned subsidiary CFSC Capital Corp. II ("CFSC"), under the terms of Right of First Refusal Agreement, were parties to a Right of First Refusal Agreement and Due Diligence Reimbursement Agreement effective as of January 1, 1998, as amended (the "Right of First Refusal Agreement") from 1992 through February 28, 2006. The Right of First Refusal Agreement had a termination date of February 1, 2006 which would renew automatically for an additional year on an annual basis thereafter unless either party gave notice to the other of its desire to discontinue the arrangement six months prior to the termination date. Pursuant to the Right of First Refusal Agreement, if the Company received an invitation to bid on or otherwise obtain an opportunity to acquire Portfolio Assets in the United States, Mexico, Central America or South America within certain thresholds, CFSC had the option to participate in the proposed purchase through an Acquisition Partnership. The Right of First Refusal Agreement was extended through February 28, 2006 while the parties negotiated the terms under which the Right of First Refusal Agreement might be extended. The Right of First Refusal Agreement terminated on February 28, 2006. The parties are continuing to negotiate the terms on which an arrangement similar to the Right of First Refusal Agreement might be entered into by the parties.

        The Right of First Refusal Agreement did not prohibit the Company from holding discussions with entities other than CFSC regarding potential joint purchases of interests in loans, receivables, real estate or other assets, provided that any such purchase was subject to CFSC's right to participate in the Company's share of the investment. The Right of First Refusal Agreement further provided that, subject to certain conditions, CFSC would pay to the Company a monthly amount to cover due diligence expense, plus 50% of the third party due diligence expenses incurred by the Company in connection with proposed asset purchases. The Right of First Refusal Agreement was a restatement and extension of a similar agreement entered into among the Company, certain members of the Company's management and Cargill in 1992.

        The Company has loans receivable, totaling $19.6 million at December 31, 2005, made to certain Acquisition Partnerships. These loans are secured by the assets/loans acquired by the partnerships with purchase money loans provided by the investors to the partnerships to purchase the asset pools held in those entities. Payments on these notes are dependent upon proceeds from the resolution of Portfolio Assets held by the Acquisition Partnerships.

        The Company leases office space for its principal executive offices in Waco, Texas from a trust created for the benefit of the children of James R. Hawkins, prior Chairman of the Board of the Company. This lease expires in December of 2006 and contains an option in favor of the Company pursuant to which the Company may renew the lease for an additional five-year period, with escalating lease payments. Rental expense under such lease is $10,000 per month. The Company believes that the terms of such lease are generally as favorable to the Company as the terms it would receive from an independent third party.

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

        FirstCity Servicing Corporation and MCS, in which FirstCity Servicing Corporation is an 11.89% shareholder as of December 31, 2005, are parties to Consulting, License and Confidentiality Agreements dated June 30, 1999 pursuant to which FirstCity Servicing Corporation provides consultation services and personnel to be employed by MCS to assist in developing and managing due diligence and servicing systems. Pursuant to those agreements, MCS agrees to provide the supplied personnel with compensation, tax equalization payments, housing allowances, transportation allowance, tax preparation and MCS pays consulting fees to FirstCity Servicing Corporation and reimburses FirstCity Servicing Corporation for travel, hotel, airfare, and meal expenses paid by it related to the provision of the services. FirstCity recorded $364,000 in 2005 from MCS as reimbursement fees included in other income.

        EuroTex Partners, Ltd., a subsidiary of FirstCity Commercial Corporation, purchased real and personal property used as a personal residence of the supplied employee in Paris, France for a purchase price of $2.2 million.

        The Company has unsecured notes payable to Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity, in connection with the acquisition of the minority interest in FirstCity Holdings. The notes are to be periodically redeemed by the Company for an aggregate of up to $3.2 million out of certain cash collections from servicing income from Portfolios in Mexico. FirstCity valued the loans at the inception date using an imputed interest rate based on the Company's cost of funds. At December 31, 2005, these notes had an imputed balance of $606,000 and mature in December 2011.

Item 14.    Principal Accountant Fees and Services.

Audit and Related Fees

        The aggregate fees billed for professional services by KPMG LLP ("KPMG") in 2005 and 2004 for these various services were:

	2005	2004
Audit Fees(1)	$1,160,300	$1,228,327
Audit-Related Fees(2)	—	15,413

Total	$1,160,300	$1,243,740

(1)
Audit Fees are fees paid to KPMG for the audit of the Company's annual consolidated financial statements and the financial statements of certain equity investments, review of financial statements included in the Company's Form 10-Q's, and services that are normally provided by KPMG in connection with statutory and regulatory filings. Audit fees also include fees paid to KPMG relating to compliance with Section 404 of the Sarbanes-Oxley Act, which, for companies meeting the SEC definition of an accelerated filer, requires an independent registered public accounting firm to audit internal controls over financial reporting and management's evaluation of internal controls over financial reporting.

(2)
Audit-related fees in 2004 were fees for assurance and related services that were reasonably related to the performance of the audit or review of FirstCity's financial statements and internal control over financial reporting, including services in connection with assisting the Company in its compliance with its obligations under Section 404 of the Sarbanes-Oxley Act and related regulations.

Audit Committee Pre-Approval Policies and Procedures

        The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services performed by the Company's independent auditor. Except as noted below, no audit services or non-audit services shall be provided to the Company by the independent auditor unless first pre-approved by the Audit Committee and unless permitted by applicable securities laws and the rules and regulations of the SEC. If the Audit Committee approves an audit service within the scope of the engagement of the independent auditor, such audit service shall be deemed to have been pre-approved.

        Pre-approval shall not be required for non-audit services provided by the independent auditor, if (i) the aggregate amount of all such non-audit services provided to the Company constitutes not more than the five percent (5%) of the total amount of revenues paid by the Company to the independent auditor during the fiscal year in which such non-audit services are provided, (ii) such non-audit services were not recognized by the Company at the time of the independent auditor's engagement to be non-audit services, and (iii) such non-audit services are promptly brought to the attention of the Audit Committee and approved by the Audit Committee prior to the completion of the audit.

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

  (a)
  The following documents are filed as part of this report (see Item 8).

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
Separation Agreement and Release, dated March 31, 2004, by and between G. Stephen Fillip, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-Q dated May 14, 2004).
10.3	—
Consultant Agreement, dated April 1, 2004, by and between FirstCity Servicing Corporation and G. Stephen Fillip (incorporated herein by reference to Exhibit 10.20 of the Company's Form 10-Q dated May 14, 2004).
10.4	—
Securities Purchase Agreement dated as of September 21, 2004 by and among FirstCity Financial Corporation and certain affiliates of FirstCity and IFA Drive GP Holdings LLC, IFA Drive LP Holdings LLC, Drive Management LP and certain affiliates of those persons. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated September 27, 2004)

10.5	—
Revolving Credit Agreement, dated November 12, 2004, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-Q dated November 15, 2004)
10.6	—	1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit A of the Company's Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)
10.7	—	1996 Stock Option and Award Plan (incorporated herein by reference to Exhibit C of the Company's Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)
10.8	—	2004 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company's Schedule 14A, Definitive Proxy Statement, dated October 21, 2003)
10.9	—
Revolving Credit Agreement, dated August 26, 2005, among FH Partners, L.P., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated September 1, 2005).
10.10	—
Guaranty Agreement, dated August 26, 2005, executed by FirstCity Financial Corporation, FirstCity Commercial Corporation, FirstCity Europe Corporation, FirstCity Holdings Corporation, FirstCity International Corporation, FirstCity Mexico, Inc., and FirstCity Servicing Corporation for the benefit of Bank of Scotland, as agent, and lenders (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated September 1, 2005).
21.1*	—	Subsidiaries of the Registrant
23.1*	—	Consent of KPMG LLP.
23.2*	—	Consent of KPMG LLP.
23.3*	—	Consent of KPMG LLP.
31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—
Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Annual Report on Form 10-K for the year ended December 31, 2005.
32.2*	—
Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Annual Report on Form 10-K for the year ended December 31, 2005.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION
By:	/s/ JAMES T. SARTAIN James T. Sartain President and Chief Executive Officer

March 14, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD E. BEAN Richard E. Bean	Chairman of the Board and Director	March 14, 2006
/s/ JAMES T. SARTAIN James T. Sartain	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006
/s/ J. BRYAN BAKER J. Bryan Baker	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2006
/s/ C. IVAN WILSON C. Ivan Wilson	Vice Chairman of the Board and Director	March 14, 2006
/s/ DANE FULMER Dane Fulmer	Director	March 14, 2006
/s/ ROBERT E. GARRISON Robert E. Garrison	Director	March 14, 2006
/s/ D. MICHAEL HUNTER D. Michael Hunter	Director	March 14, 2006
/s/ JEFFERY D. LEU Jeffery D. Leu	Director	March 14, 2006
/s/ F. CLAY MILLER F. Clay Miller	Director	March 14, 2006