Form 10-Q
period 2006-03-31
FIRSTCITY FINANCIAL CORP
filed 2006-05-10
CIK 828678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one.)

Large accelerated filer ☐              Accelerated filer ☒              Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The number of shares of common stock, par value $.01 per share, outstanding at May 2, 2006 was 11,308,187.

PART I
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
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

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$9,248	$12,901
Portfolio Assets, net	52,124	49,346
Loans receivable from Acquisition Partnerships held for investment	20,107	19,606
Equity investments	92,892	83,785
Deferred tax asset, net	20,101	20,101
Service fees receivable from affiliates	1,378	1,103
Other assets, net	7,605	7,870
Discontinued mortgage assets	91	157
Total Assets	$203,546	$194,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable other	$95,330	$89,653
Notes payable to affiliates	546	606
Minority interest	2,567	1,193
Liabilities from discontinued consumer operations	121	121
Other liabilities	4,016	4,385
Total Liabilities	102,580	95,958
Commitments and contingencies (note 11)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued and outstanding: 11,307,187 and 11,307,187, respectively)	113	113
Paid in capital	99,988	99,843
Accumulated deficit	(36)	(2,058)
Accumulated other comprehensive income	901	1,013
Total Stockholders’ Equity	100,966	98,911
Total Liabilities and Stockholders’ Equity	$203,546	$194,869

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Servicing fees from affiliates	$2,647	$3,172
Gain on resolution of Portfolio Assets	1,284	1,862
Interest income from affiliates	430	424
Loan interest income	774	478
Other income	580	384
Total revenues	5,715	6,320
Expenses:
Interest and fees on notes payable — other	1,698	872
Interest and fees on notes payable to affiliates	10	8
Salaries and benefits	3,738	4,158
Provision for loan and impairment losses	109	85
Occupancy, data processing, communication and other	1,564	1,913
Total expenses	7,119	7,036
Equity in earnings of investments	3,634	3,401
Earnings from continuing operations before income taxes and minority interest	2,230	2,685
Income tax expense	(122)	(139)
Minority interest	(11)	3
Earnings from continuing operations	2,097	2,549
Discontinued operations
Loss from discontinued operations	(75)	—
Income taxes	—	—
Net loss from discontinued operations	(75)	—
Net earnings	$2,022	$2,549
Basic earnings per common share are as follows:
Earnings from continuing operations	$0.19	$0.23
Discontinued operations	$(0.01)	$—
Net earnings to common stockholders	$0.18	$0.23
Weighted average common shares outstanding	11,307	11,262
Diluted earnings per common share are as follows:
Earnings from continuing operations	$0.18	$0.21
Discontinued operations	$(0.01)	$—
Net earnings to common stockholders	$0.17	$0.21
Weighted average common shares outstanding	11,958	12,007

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Number of Common Shares	Common Stock	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balances, December 31, 2004	11,260,687	$113	$99,364	$(10,289)	$3,235	$92,423
Exercise of common stock options	46,500	—	196	—	—	196
Additional paid-in capital arising from sale of shares by investee	—	—	283	—	—	283
Comprehensive income:
Net earnings for 2005	—	—	—	8,231	—	8,231
Translation adjustments	—	—	—	—	(2,222)	(2,222)
Total comprehensive income						6,009
Balances, December 31, 2005	11,307,187	113	99,843	(2,058)	1,013	98,911
Exercise of common stock options	—	—	—	—	—	—
Additional paid-in capital arising from stock option compensation expense	—	—	145	—	—	145
Comprehensive income:
Net earnings for the first three months of 2006	—	—	—	2,022	—	2,022
Translation adjustments	—	—	—	—	(112)	(112)
Total comprehensive income						1,910
Balances, March 31, 2006 (unaudited)	11,307,187	$113	$99,988	$(36)	$901	$100,966

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$2,022	$2,549
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Net loss from discontinued operations	75	—
Purchase and advances of Portfolio Assets and loans receivable, net	(8,231)	(532)
Proceeds applied to principal on Portfolio Assets and loans receivable	6,941	8,130
Gain on resolution of Portfolio Assets	(1,284)	(1,862)
Capitalized interest and costs on Portfolio Assets and loans receivable	(457)	(96)
Provision for loan and impairment losses	109	85
Equity in earnings of investments	(3,634)	(3,401)
Depreciation and amortization	157	214
Stock-based compensation expense related to stock options	145	—
(Increase) decrease in service fees receivable from affiliate	(275)	384
Decrease in other assets	174	1,801
Change in debt imputed value	(60)	73
Decrease in other liabilities	1,000	(1,184)
Net cash provided by (used in) operating activities	(3,318)	6,161
Cash flows from investing activities:
Property and equipment, net	(83)	(39)
Contributions to Acquisition Partnerships and Servicing Entities	(17,529)	(3,690)
Distributions from Acquisition Partnerships and Servicing Entities	11,992	6,533
Net cash provided by (used in) investing activities	(5,620)	2,804
Cash flows from financing activities:
Borrowings under notes payable — other	28,885	15,332
Payments of notes payable to affiliates	—	(4)
Payments of notes payable — other	(23,591)	(17,344)
Proceeds from issuance of common stock	—	8
Net cash provided by (used in) financing activities	5,294	(2,008)
Net cash provided by (used in) continuing operations	(3,644)	6,957
Cash flows from discontinued operations (Revised - see note 1):
Net cash used in operating activities	(9)	(8,064)
Net cash provided by investing activities	—	450
Net cash used in discontinued operations	(9)	(7,614)
Net decrease in cash and cash equivalents	(3,653)	(657)
Cash and cash equivalents, beginning of period	12,901	9,724
Cash and cash equivalents, end of period	$9,248	$9,067
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,475	$575
Income taxes	16	146

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Dollars in thousands, except per share data)

(Unaudited)

(1)  Basis of Presentation and Summary of Significant Accounting Policies

The Company

FirstCity Financial Corporation (the “Company” or “FirstCity”) is a financial services company with offices throughout the United States and Mexico, with a presence in France, Germany and South America. At March 31, 2006, the Company was engaged in one principal reportable segment - Portfolio Asset acquisition and resolution.  The portfolio asset acquisition and resolution business involves acquiring portfolios of loans, real estate and other assets or single assets (collectively referred to as “Portfolios” or “Portfolio Assets”) at a discount to their legal principal balance or appraised value, and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries.

Basis of Presentation

The unaudited consolidated financial statements of FirstCity reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at March 31, 2006, its results of operations for the three month periods ended March 31, 2006 and 2005 and cash flows for the three month periods ended March 31, 2006 and 2005.  Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K.  Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with current consolidated financial statement presentation.  In the first quarter of 2006, equity in earnings of investments was reclassified outside of revenues, which in prior periods was included with revenues.  Also in the first quarter of 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

Use of Estimates

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

Stock-Based Compensation

On January 1, 2006, FirstCity adopted Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statement of operations.

FirstCity adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the first quarter of 2006 reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Note 9 for further details.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the first quarter of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). As stock-based compensation expense recognized in the statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

(2)  New Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position SFAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”).  FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impaired loss.  FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  The provisions of FSP 115-1 were adopted on January 1, 2006, and did not have a significant impact on the Company’s consolidated financial statements.

(3)  Discontinued Operations

Discontinued operations are comprised of two components previously reported as the Company’s residential and commercial mortgage banking business (“Mortgage”) and the consumer lending business conducted through the Company’s minority interest investment in Drive (“Consumer”).  Earnings (loss) from discontinued operations are summarized as follows:

	Three Months Ended March 31,
	2006	2005
Mortgage	$(75)	$—
Consumer	—	—
Net loss from discontinued operations	$(75)	$—

Mortgage

At March 31, 2006, the only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction. This security is in “run-off,” and the Company is contractually obligated to service these assets.  The cash flows are collected over a period of time and are valued using prepayment assumptions of 32% for fixed rate loans and 33% for variable rate loans. Overall loss rates are estimated at 14% of collateral.  The Company recorded provisions of $66 and zero in the first three months of 2006 and 2005, respectively, for losses from discontinued mortgage operations.

In April 2005, the Company exercised an early purchase option on the 1998-1 securitization.  Loans receivable were recorded at $6.1 million in accordance with EITF 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold.  FirstCity evaluated each loan at the acquisition date to determine whether there was evidence of credit deterioration since origination.  At March 31, 2006, the acquired loans are included in Portfolio Assets in the consolidated balance sheet and classified as either “loans acquired with credit deterioration” or “loans acquired without credit deterioration.”

Consumer

On September 21, 2004, FirstCity and certain of its subsidiaries entered into a definitive agreement to sell a 31% beneficial ownership interest in Drive Financial Services LP (“Drive”) and its general partner, Drive GP LLC, to IFA Drive GP Holdings LLC (“IFA-GP”), IFA Drive LP Holdings LLC (“IFA-LP”) and Drive Management LP (“MG-LP”) for a total purchase price of $108.5 million in cash, resulting in distributions and payments to FirstCity in the aggregate amount of $86.8 million in cash, from various

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

sources.  The sale was completed on November 1, 2004, and net cash proceeds from these transactions were primarily used to pay off debt.

Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the consumer business segment as discontinued operations.  There were no consumer assets held for sale as of March 31, 2006 and December 31, 2005.  The liabilities of such operations have been classified as “Liabilities from discontinued consumer operations,” respectively on the March 31, 2006 and December 31, 2005 balance sheets and consisted of state taxes payable at March 31, 2006.

(4)  Portfolio Assets

Portfolio Assets are summarized as follows:

	March 31, 2006	December 31, 2005
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$9,193	$10,528
Performing Portfolio Assets	9,653	12,029
Loans Acquired After 2004
Loans acquired with credit deterioration	19,740	12,703
Loans acquired with no credit deterioration	3,716	3,976
Outstanding balance	42,302	39,236
Allowance for loan losses	(255)	(163)
Carrying amount of loans, net of allowance	42,047	39,073

Real Estate Portfolios, net of allowance	7,885	8,018
Other	2,192	2,255
Portfolio Assets, net	$52,124	$49,346

Portfolio Assets are pledged to secure notes payable that are non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.  See Note 2 to the Company’s 2005 Annual Report on Form 10-K for a description of the Revolving Credit agreement between FH Partners, L.P. and Bank of Scotland, which is guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.

The Company recorded a provision for loan and impairment losses on Portfolio Assets of approximately $109 for the three month period ended March 31, 2006, which is comprised of $2 impairment charge on real estate portfolios and $107 allowance for loan losses.  For the three month period ended March 31, 2005, the Company recorded an allowance for impairment on Portfolio Assets of $85, which is comprised wholly of allowance for loan losses, with no impairment charge on real estate portfolios.

The change in the valuation allowance for loan losses for the quarters ended March 31, 2006 and 2005 respectively, are as follows:

	Three Months Ended March 31,
	2006	2005
Beginning Balance	$(163)	$—
Provisions	(107)	(85)
Charge Offs	15	—
Ending Balance	$(255)	$(85)

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Changes in accretable yield at March 31, 2006 were as follows:

	Three Months Ended March 31,
	2006	2005
Beginning Balance	$3,765	$—
Additions	1,354	—
Accretion	(310)	—
Reclassification from (to) nonaccretable difference	—	—
Disposals	(1)	—
Ending Balance	$4,808	$—

Loans acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected follow.  There were no loans acquired during the first quarter of 2005.

	Three Months Ended March 31,
	2006	2005
Face value at acquisition	$11,019	$—
Cash flows expected to be collected at acquisition	8,855	—
Basis in acquired loans at acquisition	7,501	—

(5)  Loans Receivable from Acquisition Partnerships Held for Investment

Loans receivable from Acquisition Partnerships held for investment consist primarily of loans from certain partnerships located in Mexico and are summarized as follows:

	March 31, 2006	December 31, 2005
Latin America	$16,382	$16,098
Europe	1,820	1,674
Domestic	1,905	1,834
	$20,107	$19,606

There were no provisions recorded on these loans during the first quarter of 2006 and 2005.  The loans receivable from Acquisition Partnerships are secured by the assets/loans acquired by the partnerships with purchase money loans provided by affiliates of the investors to the partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.

Equity method earnings (losses) which were recorded to reduce the loans and interest receivable from certain Mexican partnerships were $.3 million and ($.2) million during the first three months of 2006 and 2005, respectively, in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Condensed Combined Balance Sheets

	March 31, 2006	December 31, 2005
Assets	$441,729	$444,825
Liabilities	$325,380	$340,881
Net equity	116,349	103,944
	$441,729	$444,825

Equity investment in Acquisition Partnerships	$86,953	$77,893
Equity investment in servicing entities	5,939	5,892
	$92,892	$83,785

Condensed Combined Summary of Operations

	Three Months Ended March 31,
	2006	2005
Proceeds from resolution of Portfolio Assets	$32,158	$45,619
Gain on resolution of Portfolio Assets	15,042	20,164
Interest income on Portfolio Assets	3,972	2,106
Net earnings (loss)	$12,821	$9,032

Equity in earnings of Acquisition Partnerships	$3,691	$3,048
Equity in earnings (loss) of servicing entities	(57)	353
	$3,634	$3,401

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

	March 31, 2006	December 31, 2005
Assets:
Domestic:
WAMCO Partnerships	$180,973	$166,213
MinnTex Investment Partners LP	219	307
Other	10,286	10,410
Latin America	176,149	185,702
Europe	74,102	82,193
	$441,729	$444,825

Equity (deficit):
Domestic:
WAMCO Partnerships	$131,726	$111,329
MinnTex Investment Partners LP	199	283
Other	5,578	5,485
Latin America	(78,472)	(79,527)
Europe	57,318	66,374
	$116,349	$103,944
Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$62,163	$51,772
MinnTex Investment Partners LP	66	93
Other	2,969	2,825
Latin America	2,646	2,771
Europe	19,109	20,432
	$86,953	$77,893

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings (loss) of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended March 31,
	2006	2005
Revenues:
Domestic:
WAMCO Partnerships	$7,377	$8,942
MinnTex Investment Partners LP	566	1,605
Other	292	34
Latin America	5,663	5,399
Europe	6,271	6,523
	$20,169	$22,503

Net earnings (loss):
Domestic:
WAMCO Partnerships	$4,023	$4,205
MinnTex Investment Partners LP	510	1,433
Other	67	(107)
Latin America	3,927	(123)
Europe	4,294	3,624
	$12,821	$9,032
Equity in earnings (loss) of Acquisition
Partnerships:
Domestic:
WAMCO Partnerships	$2,052	$1,857
MinnTex Investment Partners LP	168	473
Other	49	(17)
Latin America	444	(174)
Europe	978	909
	$3,691	$3,048

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Combining statements of operations for the WAMCO Partnerships follow. WAMCO XXX, WAMCO 31 and WAMCO 33 are considered to be significant subsidiaries of FirstCity.

Three Months Ended March 31, 2006

	WAMCO XXX	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$828	$549	$1,944	$7,096	$10,417
Cost of Portfolio Assets resolved	589	412	1,475	4,187	6,663
Gain on resolution of Portfolio Assets	239	137	469	2,909	3,754
Interest income on Portfolio Assets	—	109	441	1,980	2,530
Other income, net	5	3	—	1,085	1,093
Revenues	244	249	910	5,974	7,377
Interest and fees expense — affiliate	—	—	—	(170)	(170)
Interest and fees expense — other	—	(217)	(316)	—	(533)
Provision for loan and impairment losses	(120)	—	(182)	(361)	(663)
Service fees — affiliate	(37)	(44)	(85)	(625)	(791)
General, administrative and operating expenses	(35)	(34)	(136)	(992)	(1,197)
Expenses	(192)	(295)	(719)	(2,148)	(3,354)
Net earnings (loss)	$52	$(46)	$191	$3,826	$4,023

Three Months Ended March 31, 2005

	WAMCO XXX	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$1,006	$5,590	$7,050	$8,884	$22,530
Cost of Portfolio Assets resolved	745	4,792	5,286	4,015	14,838
Gain on resolution of Portfolio Assets	261	798	1,764	4,869	7,692
Interest income on Portfolio Assets	—	263	448	505	1,216
Other income, net	2	6	—	26	34
Revenues	263	1,067	2,212	5,400	8,942
Interest and fees expense — affiliate	—	—	(526)	(196)	(722)
Interest and fees expense — other	(92)	(321)	—	(45)	(458)
Provision for loan and impairment losses	—	—	(50)	(42)	(92)
Service fees — affiliate	(46)	(202)	(250)	(509)	(1,007)
General, administrative and operating expenses	(85)	(91)	(119)	(2,163)	(2,458)
Expenses	(223)	(614)	(945)	(2,955)	(4,737)
Net earnings	$40	$453	$1,267	$2,445	$4,205

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Statements of operations for MinnTex Investment Partners LP for the three month periods ended March 31, 2006 and 2005 follow:

	Three Months Ended March 31,
	2006	2005
Proceeds from resolution of Portfolio Assets	$573	$1,639
Cost of Portfolio Assets resolved	9	36
Gain on resolution of Portfolio Assets	564	1,603
Other income	2	2
Revenues	566	1,605
Service fees — affiliate	(49)	(164)
General, administrative and operating expenses	(7)	(8)
Expenses	(56)	(172)
Net earnings	$510	$1,433

FirstCity holds variable interests in certain Acquisition Partnerships, which would be characterized as variable interest entities (“VIE”), as defined in FIN 46R, Consolidation of Variable Interest Entities (“FIN 46R”). However, FirstCity is not deemed to be the primary beneficiary of any of these entities based on the criteria set forth in FIN 46R. At March 31, 2006, FirstCity’s maximum exposure to loss as a result of its involvement with the VIEs is $22.7 million.

At March 31, 2006, the Company had $18 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was $(660) for the three months ended March 31, 2006 and $528 for the same period in 2005.

(7)  Segment Reporting

The Company is engaged in one reportable segment - Portfolio Asset acquisition and resolution.  The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries.  The following is a summary of results of operations for the Portfolio Asset acquisition and resolution segment and reconciliation to earnings from continuing operations for the three months ended March 31, 2006 and 2005.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Three Months Ended March 31,
	2006	2005
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$2,647	$3,172
Gain on resolution of Portfolio Assets	1,284	1,862
Interest income	1,204	902
Other	411	271
Total	5,546	6,207
Expenses:
Interest and fees on notes payable	1,708	880
Salaries and benefits	2,933	3,269
Provision for loan and impairment losses	109	85
Occupancy, data processing, communication and other	997	1,148
Minority interest	11	(3)
Total	5,758	5,379
Equity in earnings of investments	3,634	3,401
Operating contribution before direct taxes	$3,422	$4,229
Operating contribution, net of direct taxes	$3,328	$4,115

Corporate Overhead:
Salaries and benefits, occupancy, professional and other income and expenses, net	1,231	1,566
Earnings from continuing operations	$2,097	$2,549

Revenues and equity in earnings of investments from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended March 31,
	2006	2005
Domestic	$5,354	$5,962
Latin America	2,653	2,397
Europe	1,173	1,249
Total	$9,180	$9,608

Total assets for each of the segments and a reconciliation to total assets are as follows:

	March 31, 2006	December 31, 2005

Cash	$9,248	$12,901
Portfolio acquisition and resolution assets:
Domestic	119,285	105,938
Latin America	19,661	19,764
Europe	26,736	27,699
Deferred tax asset, net	20,101	20,101
Other non-earning assets, net	8,424	8,309
Discontinued mortgage assets	91	157
Total assets	$203,546	$194,869

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(8)  Earnings per Common Share

Basic net earnings per common share calculations are based upon the weighted average number of common shares outstanding. Potentially dilutive common share equivalents include warrants and employee stock options in the diluted earnings per common share calculations.  Basic and diluted earnings from continuing operations per share were determined as follows:

	Three Months Ended March 31,
	2006	2005

Earnings from continuing operations	$2,097	$2,549
Weighted average outstanding shares of common stock	11,307	11,262
Dilutive effect of:
Warrants	342	342
Employee stock options	309	403
Weighted average outstanding shares of common stock and common stock equivalents	11,958	12,007
Earnings from continuing operations per share:
Basic	$0.19	$0.23
Diluted	$0.18	$0.21

(9)  Stock-Based Compensation

The Company has a stock option and award plan for the benefit of key individuals, including its directors, officers and key employees. The plan is administered by a committee of the Board of Directors and provides for the grant of up to a total of 300,000 shares (net of shares cancelled and forfeited) of Common Stock.  The Company previously had a 1995 Stock Option and Award Plan, and a 1996 Stock Option and Award Plan, which provided for a grant of up to 700,000 shares.  Both plans expired in 2005 under the terms of these plans, with existing options remaining in accordance with the terms of each grant.  Stock option awards are granted with an exercise price equal to the market price of FirstCity’s shares at the date of grant; those stock option awards generally vest 25% each year from the date of grant and have 10-year contractual terms.  Certain stock options issued to non-employee directors in 2004 and 2005 were exercisable immediately.

FirstCity adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three-month period ended March 31, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, we recognized compensation expense using the straight-line amortization method. For stock-based awards granted after January 1, 2006, the Company will recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, FirstCity will recognize compensation expense using a straight-line amortization method. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, FirstCity considers voluntary termination behaviors as well as trends of actual option forfeitures. The impact on the results of operations of recording stock-based compensation for the three-month period ended March 31, 2006 was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Amount of compensation cost recognized in income	$145	$—
Tax benefit recognized in income	$—	$—
Amount capitalized as part of an asset	$—	$—

SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of substantial net operating loss carryforwards, the Company currently does not record deferred tax assets attributable to stock compensation costs nor does it utilize tax deductions for exercised options. Cash received from option exercises for the three-month periods ended March 31, 2006 and 2005 was zero and $8, respectively.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company estimated the expected term of unvested options by taking the average of the vesting term remaining and the contractual term of the option, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.  The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life.  There were no options granted during the three months ended March 31, 2006 and 2005.

A summary of stock option activity as of March 31, 2006 and changes during the period then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	755,850	$7.02
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(2,000)	27.25
Outstanding at March 31, 2006	753,850	$6.97	6.61	$4,441
Exercisable at March 31, 2006	500,325	$6.12	5.61	$3,612

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was zero and $22, respectively.  As of March 31, 2006, there was approximately $1.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted average period of 3 years.

A summary of the status and changes of FirstCity’s nonvested shares as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2006	253,525	$6.58
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2006	253,525	$6.58

Prior to the adoption of SFAS No. 123(R), FirstCity provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Employee stock-based compensation expense recognized under SFAS 123(R) was not reflected in the results of operations for the three-month period ended March 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma information for the three months ended March 31, 2005 was as follows:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Net earnings to common stockholders, as reported	$2,549
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(74)
Pro forma net earnings to common stockholders	$2,475
Net earnings per common share:
Basic — as reported	$0.23
Basic — pro forma	$0.22
Diluted — as reported	$0.21
Diluted — pro forma	$0.21

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

(11)  Commitments and Contingencies

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

In August 2000, Consumer Corp. and Funding LP contributed all of the assets utilized in the operations of the automobile finance operation to Drive pursuant to the terms of a Contribution and Assumption Agreement by and between Consumer Corp. and Drive, and a Contribution and Assumption Agreement by and between Funding LP and Drive (collectively, the “Contribution Agreements”). Drive assumed substantially all of the liabilities of the automobile finance operation as set forth in the Contribution Agreements.  In addition, pursuant to the terms of a Securities Purchase Agreement dated as of August 18, 2000 (the “2000 Securities Purchase Agreement”), by and among FirstCity, Consumer Corp., FirstCity Funding LP (“Funding LP”), and FirstCity Funding GP Corp. (“Funding GP”), IFA-GP and IFA-LP; FirstCity, Consumer Corp., Funding LP and Funding GP made various warranties concerning (i) their respective organizations, (ii) the automobile finance operation conducted by Consumer Corp. and Funding LP, and (iii) the assets transferred by Consumer Corp. and Funding LP to Drive. The Company, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS (USA), IFA-GP and IFA-LP from damages resulting from a breach of any representation or warranty contained in the 2000 Securities Purchase Agreement or otherwise made by the Company, Consumer Corp. or Funding LP in connection with the transaction. All indemnity obligations under the 2000 Securities Purchase Agreement terminated after thirty (30) months with the exception of tax-related representations and warranties which survive for a period of seven (7) years from August 25, 2000 (the “2000 Closing Date”). Neither the Company, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2000 Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold.  Management of the Company believes that FirstCity will not have to pay any amounts related to these agreements.

On September 21, 2004, FirstCity, Consumer Corp., Funding LP and Funding GP entered into a Securities Purchase Agreement to sell a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA GP, IFA LP and MG-LP (the “2004

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

FirstCity has minority interests in various limited-life partnerships with a carrying value of $1.1 million at March 31, 2006. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at March 31, 2006 is $1.4 million.

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

The Company has unsecured notes payable to Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity, in connection with the acquisition of the minority interest in FirstCity Holdings. The notes are to be periodically redeemed by the Company for an aggregate of up to $3.2 million out of certain cash collections from servicing income from Portfolios in Mexico. FirstCity valued the loans at the inception date using an imputed interest rate based on the Company’s cost of funds. At March 31, 2006, these notes had an imputed balance of $.5 million and mature in December 2011.

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

During the first quarter of 2006, the Company recorded earnings to common stockholders on a diluted basis of $2 million or $.17 per common share. The operating contribution from the Portfolio Asset acquisition and resolution segment was $3.3 million compared with $4.1 million for the same period in 2005.  The Company was able to invest $23.3 million in portfolio acquisitions during the quarter.

Management remains positive on the outlook of the Company.  The acquisitions for the quarter contributed to a $12.4 million net increase in the primary earning assets base of the Company and FirstCity is currently evaluating 29 different transactions representing over $4 billion in face value of assets.

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

Components of the results for the three months ended March 31, 2006 and 2005, respectively, are detailed below (dollars in thousands except per share data):

	Three Months Ended March 31,
	2006	2005
Portfolio Asset Acquisition and Resolution	$3,328	$4,115
Corporate overhead	(1,231)	(1,566)
Earnings from continuing operations	2,097	2,549
Loss from discontinued operations	(75)	—
Net earnings to common stockholders	$2,022	$2,549
Diluted earnings per common share	$0.17	$0.21

Results of Operations

The following discussion and analysis is based on the segment reporting information presented in note 7 of the Consolidated Financial Statements of the Company and should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

First Quarter 2006 Compared to First Quarter 2005

The Company reported net earnings of $2.0 million in the first quarter of 2006 compared to $2.5 million in the first quarter of 2005. On a per share basis, diluted net earnings to common stockholders were $.17 in the first quarter of 2006 compared to $.21 in the first quarter of 2005.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset acquisition and resolution segment was $3.3 million in the first quarter of 2006 compared to $4.1 million in the first quarter of 2005. FirstCity invested $23.3 million in Portfolio acquisitions during the first quarter of 2006, of which $17.5 million was acquired through Acquisition Partnerships in the U.S., compared to $2.2 million in the first quarter of 2005, of which $1.5 million was purchased in the U.S. and $.7 million in Mexico.  The quarter-end investment in Portfolio Assets increased to $52.1 million at March 31, 2006, from $31.6 million at March 31, 2005, as a result of acquisitions of approximately $36.6 million since the first quarter of 2005.

Servicing fee revenues.  Servicing fee revenues decreased by 17 % to $2.6 million in the first quarter of 2006 from $3.2 million in the first quarter of 2005 primarily due to decreased collections in domestic Acquisition Partnerships.

Gain on resolution of Portfolio Assets.  The net gain on resolution of Portfolio Assets decreased to $1.3 million in the first quarter of 2006 from $1.9 million in the first quarter of 2005 primarily due to declining collections on portfolios assets acquired prior to 2005.

Equity in earnings of investments.  Equity in earnings of investments increased 7% to $3.6 million in the first quarter of 2006 compared to $3.4 million in the first quarter of 2005.  Equity earnings in Acquisition Partnerships increased 21% to $3.7 million in the first quarter of 2006 from $3 million in the first quarter of 2005. Following is a discussion of equity earnings from Acquisition Partnerships by geographic region.

•             Domestic — Equity in earnings of domestic Acquisition Partnerships was $2.3 million in the first quarter of 2006 and $2.3 million in the first quarter of 2005.

•             Latin America — Equity earnings of Acquisition Partnerships located in Latin America (primarily Mexico) were $.44 million in the first quarter of 2006 compared to equity losses of $.17 million in 2005.  These partnerships reflected net earnings of $3.9 million in the first quarter of 2006 compared to net losses of $.123 million in 2005. During the first quarter of 2006, the partnerships recorded net recoveries of allowance for loan losses of $1.3 million.  There were no provisions or recoveries in the first quarter of 2005.  The partnerships also recorded $1.7 million of foreign exchange gains in the first quarter of 2006 compared to $4.0 million of foreign exchange gains in 2005 (of which $.18 million and $.31 million are included in equity earnings, respectively).  Interest expense of $2.2 million and $3.1 million were recorded in the first quarter of 2006 and 2005, respectively. This interest is owed to affiliates of the investors of these partnerships, of which FirstCity recorded $.33 million and $.36 million as interest income in the first quarters of 2006 and 2005, respectively.

•             Europe — Equity in earnings of Acquisition Partnerships located in France increased 8% to $.98 million in the first quarter of 2006 from $.91 million in 2005, primarily due to an increase in collections to $17 million in the first quarter of 2006 from $13 million in the first quarter of 2005.  FirstCity also recorded $.33 million and $.23 million in foreign currency transactions gains (included in other expenses) relating to investments in France in the first quarters of 2006 and 2005, respectively.

Interest income.  Interest income increased 33% from $.9 million in the first quarter of 2005 to $1.2 million in the first quarter of 2006 and is primarily due to increased purchases of portfolios.

Other income.  Other income increased to $.4 million in the first quarter of 2006 from $.3 million in the first quarter of 2005 primarily due to an increase in reimbursements of due diligence expenses which will vary from period to period.

Expenses.  Operating expenses were $5.8 million and $5.4 million in the first quarter of 2006 and 2005, respectively.

Interest and fees on notes payable were $1.7 million and $.9 million in the first quarters of 2006 and 2005, respectively. The average debt for the quarter increased to $88.6 million in the first quarter of 2006 from $50.3 million in the first quarter of 2005, and the average cost of borrowing increased from 7.0% in 2005 to 7.7% in 2006.

Salaries and benefits decreased 10% to $2.9 million in the first quarter of 2006 from $3.3 million in the first quarter of 2005. The total number of personnel within the Portfolio Asset acquisition and resolution segment was 177 and 194 at March 31, 2006 and 2005, respectively.

The provision for loan and impairment losses was $109,000 in the first quarter of 2006 and $85,000 in the first quarter of 2005.

Occupancy, data processing, communication and other expenses were $1.0 million for the first quarter of 2006 and $1.1 million in the first quarter of 2005.

Minority interest was minimal from period to period.

Other Items Affecting Operations

The following items affect the Company’s overall results of operations and are not directly related to the Portfolio Asset acquisition and resolution business discussed above.

Corporate overhead.    Corporate overhead expenses decreased 21% to $1.2 million in the first quarter of 2006 from $1.6 million in the first quarter of 2005, primarily due to decreased legal and accounting fees and other expenses.

Income taxes.  Provision for income taxes was $122,000 and $139,000 in the first quarters of 2006 and 2005, respectively, and related primarily to state income taxes.  Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the first quarters of either 2006 or 2005.

Discontinued Operations.  Discontinued operations of $75,000 includes a provision of $66,000 the first quarter of 2006 for additional losses from discontinued mortgage operations compared to none in the first quarter of 2005. At March 31, 2006, the only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction.  This security is in “run-off,” and the Company is contractually obligated to service the underlying assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. As the security “runs off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

Financial Condition

Major changes in FirstCity’s financial position resulted from the following.

Consolidated assets of $204 million at March 31, 2006, were $8.7 million higher than that at December 31, 2005, primarily as a result of Portfolio Asset acquisitions during the quarter, net of normal liquidation of existing Portfolio Assets. During the first three months of 2006, FirstCity invested $23.3 million in Portfolio Asset acquisitions, and made additional investments in loans receivable from Acquisition Partnerships of $.7 million.

Conolidated liabilities of $103 million as of March 31, 2006, were $6.6 million higher than that at December 31, 2005. Total notes payable increased by $5.6 million, which reflected advances of $28.9 million primarily for portfolio acquisitions, net of repayments of $23.6 million.  Minority interest increased to $2.6 million as of March 31, 2006, from $1.2 million in December 31, 2005, due to the purchase of one portfolio during the first quarter which had a 20% minority interest.

Portfolio Asset Acquisition and Resolution

Aggregate acquisitions by the Company are as follows (in thousands):

	Purchase Price	FirstCity Investment
First three months of 2006	$42,351	$23,342
Total 2005	146,581	71,405
Total 2004	174,139	59,762
Total 2003	129,192	22,944
Total 2002	171,769	16,717
Total 2001	224,927	24,319

The following table presents selected information regarding the revenues and expenses of the Company’s Portfolio Asset acquisition and resolution business (in thousands):

Analysis of Selected Revenues and Expenses
Portfolio Asset Acquisition and Resolution

	Three Months Ended March 31,
	2006	2005
Portfolio Assets and Loans Receivable:
Average investment in Portfolio Assets and loans receivable:
Domestic	$50,263	$36,315
Latin America	16,123	19,096
Europe	1,748	530
Total	$68,134	$55,941
Income from Portfolio Assets and loans receivable:
Domestic	$2,130	$2,393
Latin America	331	363
Europe	27	8
Total	$2,488	$2,764
Average return (annualized):
Domestic	17.0%	26.4%
Latin America	8.2%	7.6%
Europe	6.2%	6.0%
Total	14.6%	19.8%
Servicing fee revenues:
Domestic partnerships:
Servicing fee revenue	$759	$1,141
Average servicing fee%	3.3%	4.2%
Latin American partnerships:
Servicing fee revenue	$1,826	$1,981
Average servicing fee%	15.0%	18.2%
Incentive service fees	$62	$50
Total Service Fees:
Servicing fee revenue	2,647	3,172
Average servicing fee%	7.5%	8.3%
Collections:
Domestic	$23,269	$27,434
Latin America	12,145	10,898
Europe	16,697	13,198
Subtotal	52,111	51,530
Wholly owned:	6,731	8,338
Total	$58,842	$59,868
Personnel:
Personnel expenses	$2,933	$3,269
Number of personnel (at period end):
Domestic	64	65
Latin America	113	129
Subtotal	177	194
Corporate	30	31
Total	207	225
Interest expense:
Average debt	$88,596	$50,310
Interest expense	1,708	880
Average cost (annualized)	7.7%	7.0%
Provision for impairment on Portfolio Assets:
Non-performing	$14	$5
Performing	91	80
Real estate	2	—
Loans acquired after 2004 with credit deterioration	2	—
Loans acquired after 2004 with no credit deterioration	—	—
	$109	$85

The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships (dollars in thousands):

Analysis of Selected Revenues and Expenses
Acquisition Partnerships

	Three Months Ended March 31,
	2006	2005
Revenues:
Gain on resolution of Portfolio Assets	$15,042	$20,164
Gross profit percentage on resolution of Portfolio Assets	46.78%	44.20%
Interest income	$3,972	$2,106
Other income	1,155	233
Interest expense (1):
Interest expense	$2,980	$4,404
Average cost (annualized)	4.47%	5.29%
Other expenses:
Service fees	$3,209	$3,823
Other operating costs	2,689	8,730
Foreign currency gains	(1,655)	(4,009)
Income taxes	125	523
Total other expenses	4,368	9,067
Net earnings	$12,821	$9,032
Equity in earnings of Acquisition Partnerships	$3,691	$3,048
Equity in earnings (loss) of Servicing Entities	(57)	353
Equity in earnings of investments	$3,634	$3,401

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

Analysis of Equity Investments in Acquisition Partnerships

	Three Months Ended March 31,
	2006	2005
FirstCity’s Average investment in Acquisition Partnerships
Domestic	$55,682	$36,552
Latin America	2,778	1,474
Europe	19,645	12,726
Europe-Servicing subsidiaries	5,622	6,148
Latin America-Servicing subsidiaries	260	44
Total	$83,987	$56,944

FirstCity share of equity earnings (loss)
Domestic	$2,269	$2,313
Latin America	444	(174)
Europe	978	909
Europe-Servicing subsidiaries	74	176
Latin America-Servicing subsidiaries	(131)	177
Total	$3,634	$3,401

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

FirstCity has a $93 million revolving acquisition facility with Bank of Scotland that matures in November 2008.  This facility is used to finance the equity portion of distressed asset pool purchases and to provide for the issuance of Letters of Credit and working capital loans.  This facility (i) allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to 35 million U.S. dollars, (ii) allows loans to be made for acquisition of Portfolio Assets originated in Latin America of up to $35 million, (iii) provides for an interest rate of LIBOR plus 2.50% to 2.75%, (iv) provides for an annual commitment fee of 0.20% of the average daily unused balance of the revolving acquisition facility, (v) provides that the aggregate borrowings under the facility does not exceed 60% of the net present value of FirstCity’s interest in Portfolio Assets and in Acquisition Partnerships pledged to secure the acquisition facility, and (vi) provides for a reduction in the total loan commitment of $1.3 million per quarter, commencing on December 27, 2005.

In August 2005, FH Partners, L.P., an indirect wholly-owned affiliate of FirstCity, and Bank of Scotland, acting through its New York branch, as agent for itself as lender, entered into a Revolving Credit Agreement that provides a $50 million revolving portfolio acquisition facility for FH Partners, L.P. to be secured by all of the assets of FH Partners, L.P.  The loan facility will be used to finance portfolio and asset purchases.  The facility (i) allows loans to be made for the acquisition of portfolio assets in the United States, (ii) provides that each loan may be in an amount of up to 70% of the net present value of the assets being acquired with the proceeds of the loan, (iii) provides that the aggregate outstanding balances of all loans will not exceed 65% of the net present value of the assets securing the loan facility, (iv) provides for an interest rate of LIBOR plus 2.0%, (v) provides for an annual commitment fee of 0.20% of the average daily unused balance of the revolving acquisition facility, (vi) provides for a utilization fee of 0.75% of the amount of each loan made under the loan facility, (vii) provides for an upfront fee of $350 thousand, (viii) provides for facility fees of $100 thousand, for the period commencing on the Effective Date to but excluding the first anniversary thereof, $75 thousand, for the period commencing on the first anniversary of the Effective Date to but excluding the second anniversary thereof, and $50 thousand, for each subsequent one-year period, and (ix) provides for a maturity date of November 12, 2008.  The obligations of FH Partners, L.P. under the Revolving Credit Agreement are guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.

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

Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of March 31, 2006, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $147 million and outstanding borrowings of $96 million.

Management believes that the Bank of Scotland facilities, the related fees generated from the servicing of assets, equity distributions from existing Acquisition Partnerships and wholly-owned portfolios, as well as sales of interests in equity investments, will allow the Company to meet its obligations as they come due during the next twelve months.

The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of May 2, 2006, and the outstanding borrowings under such facilities as of March 31, 2006.

Credit Facilities

	Funded and Unfunded Commitment Amount as of May 2, 2006	Outstanding Borrowings as of March 31, 2006	Interest Rate	Other Terms and Conditions
	(Dollars in millions )

Bank of Scotland $93 million portfolio acquisition and working capital facility (1)	$93	$74	LIBOR + 2.5 - 2.75%	Secured by equity interests and other assets of FirstCity, matures November 2008

Bank of Scotland $50 million portfolio acquisition - revolving credit	50	18	LIBOR + 2.0%	Secured by assets of FH Partners,L.P. and guaranteed by the Company, matures November 2008

American Bank term loan for portfolio acquisition by FC Washington	3	3	Fixed 5.625%	Secured by assets of FC Washington and guaranteed by the Company, matures 2008

Unsecured loans payable to senior management	1	1	Rate based Corporate average cost of funds	Contingent liability related to acquisition of minority interest, matures December 2011

Total	$147	$96

Unconsolidated Acquisition Partnerships Term Facilities (2)	$50	$50	Various rates	Secured by Portfolio Assets, various maturities non-recourse

(1)          The Bank of Scotland facility allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million.  At March 31, 2006, the Company had approximately $18 million outstanding under the Euro-denominated portion of this facility.

(2)          In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Latin American Acquisition Partnerships also have term debt of approximately $212 million outstanding as of March 31, 2006, owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $16.4 million as Loans Receivable on the Consolidated Balance Sheets.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company’s strategic objectives and future performance, which are not historical facts, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, risks associated with foreign operations; currency exchange rate fluctuations; the performance of the Company’s subsidiaries and affiliates; the availability of Portfolio Assets; assumptions underlying Portfolio asset performance; interest rate risk; the degree to which the Company is leveraged; the Company’s continued need for financing; availability of the Company’s credit facilities; the impact of certain covenants in loan agreements of the Company and its subsidiaries; risks of declining value of loans, collateral or assets; the ability of the Company to utilize NOLs; uncertainties of any litigation that might arise from discontinued operations; general economic conditions; foreign social and economic conditions; changes (legislative and otherwise) in the asset securitization industry; fluctuations in residential and commercial real estate values; capital market conditions, including the markets for asset-backed securities; factors more fully discussed and identified in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2005 (including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as in other Securities and Exchange Commission filings of the Company. Many of these factors are beyond the Company’s control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

The Company currently has investments in Europe and Latin America (i.e. Mexico, Argentina and Dominican Republic). In Europe, the Company’s investments are in the form of equity and represent a significant portion of the Company’s total equity investments. As of March 31, 2006, one U.S. dollar equaled .83 Euros. A sharp change in the Euro relative to the U.S. dollar could materially adversely affect the financial position and results of operations of the Company. A 5% and 10% incremental depreciation of the Euro would result in an estimated decline in the valuation of the Company’s equity investments in Europe of approximately $1.3 million and $2.4 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Euro relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations. As discussed above, the revolving acquisition facility with Bank of

Scotland for $93 million allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million U.S. dollars. At March 31, 2006, the Company had $18 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. Management of the Company feels that this loan agreement will help reduce the risk of adverse effects of currency changes on Euro-denominated investments.

In Mexico, approximately 95% of the Company’s investments are made through U.S. dollar denominated loans to the Partnerships located in Mexico. The remaining investment is in the form of equity in these same Partnerships. The loans receivable are required to be repaid in U.S. dollars. Although the U.S. dollar balance of these loans will not change due to a change in the Mexican peso, the future estimated cash flows of the underlying assets in Mexico could become less valuable as a result of a change in the exchange rate for the Mexican peso, and thus, could affect the overall total returns to the Company on these investments. As of March 31, 2006, one U.S. dollar equaled 10.95 Mexican pesos. A 5% and 10% incremental depreciation of the Mexican peso would result in an estimated decline in the valuation of the Company’s total investments in Mexico of approximately $.8 million and $1.5 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Mexican peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

FirstCity has loans and equity investments in South America — primarily in Argentina Acquisition Partnerships. As of March 31, 2006, one U.S. dollar equaled 3.14 Argentine pesos. The Company estimates that a 5% and 10% incremental depreciation of the Argentine peso would result in a decline in the valuation of the Company’s total investments in Argentina of approximately $.082 million and $.16 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Argentine peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

Also in South America, FirstCity has an equity investment in a Dominican Republic Acquisition Partnership. As of March 31, 2006, one U.S. dollar equaled 33.21 Dominican Republic pesos. The Company estimates that a 5% and 10% incremental depreciation of the Dominican Republic peso would result in a decline in the valuation of the Company’s total investments in Dominican Republic of approximately $.037 million and $.071 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Dominican Republic peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.  There has been no change in the Company’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to affect, the registrant’s internal control over financial reporting.

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

On January 19, 2005, Prudential Financial, Inc. filed a petition in interpleader seeking to interplead 321,211 shares of Prudential common stock and any associated dividends arising from the demutualization of Prudential Financial, Inc. in December 2000. The shares of Prudential common stock related to group annuity contracts purchased by First-City National Bank of Houston, as trustee of the First City Bancorporation Employee Retirement Trust (the “Trust”) to fund obligations to participants in the First City Bancorporation Employee Retirement Plan (the “Plan”) in connection with termination of the Plan and the Trust in 1987. FirstCity, FCLT Loans Asset Corp. (“FCLT”), an alleged assignee of the FirstCity Liquidating Trust, JP Morgan Chase Bank, National Association (“JP Morgan”), and First-City National Bank of Houston as trustee of the Trust were made defendants in the suit as claimants to the Prudential common stock and dividends. An agreed order dated January 27, 2005, was entered providing that the Prudential common stock be transferred to JP Morgan as record owner and that JP Morgan sell the stock. The January 27, 2005 court order also provided that the proceeds from the sale be held by JP Morgan pending resolution, by agreement or court order, of all conflicting claims to the proceeds. JP Morgan advised that the Prudential common stock was sold on January 28, 2005 for total proceeds of approximately $17.5 million. JP Morgan also received funds in the amount of approximately $489,000, which were dividend payments related to the Prudential common stock. JP Morgan filed a third party action naming Mr. Blair as a third party defendant with an alleged interest in the demutualization proceeds.  On October 1, 2005, the court certified a class represented by Mr. Blair.

On March 21, 2006, FirstCity received notice that the 152nd District Court, Harris County, Texas granted FirstCity’s motion for partial summary judgment.  The court’s summary judgment order additionally denied the claims to ownership of the demutualization proceeds by FCLT Loans Asset Corporation and Tony J. Blair, individually and as representative of the proposed class of employee beneficiaries.  The proceeds are being held by JP Morgan pending resolution of the conflicting claims.  According to JP Morgan’s report dated as of the close of business February 28, 2006, the demutualization proceeds held by JP Morgan totaled approximately $17.7 million. The order granting FirstCity’s motion for partial summary judgment rendered judgment in favor of FirstCity as to the ownership of the demutualization proceeds.  The summary judgment order is not final as all claims made by the parties were not addressed by the summary judgment motions filed by the parties to the suit.  FirstCity believes that the issues which were not resolved in the Court’s order primarily relate to claims made by FCLT Loans Asset Corporation for alleged breach of contract by FirstCity in claiming the demutualization proceeds and alleged tortious interference by FirstCity with FCLT Loans Asset Corporation’s alleged right to the demutualization proceeds.  FirstCity intends to move for summary judgment on these remaining claims.  The time period for filing of appeals of the court’s summary judgment order will not begin until a final judgment is entered.  Mr. Blair, as class representative, has filed a motion for new trial to set aside the summary judgment in favor of FirstCity and for reconsideration of granting Timothy Blair’s motion for summary judgment.  Mr. Blair’s motion was submitted to the Court on April 24, 2006. FCLT Loans Asset Corporation has filed a motion for the Court to reconsider its order granting the partial summary judgment for FirstCity.  FCLT Loans Asset Corporation’s motion was submitted to the Court on May 1, 2006. FCLT Loans Asset Corporation and Timothy Blair have already indicated their intent to appeal a final judgment awarding the demutualization proceeds to FirstCity.  FirstCity can not give any assurances as to the time period for the appeal of any final judgment or the timing of receipt or ultimate amount of any proceeds to be received.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as previously disclosed under Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

10.3	—

Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.4	—

Separation Agreement and Release, dated March 31, 2004, by and between G. Stephen Fillip, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q dated May 14, 2004).

10.5	—

Consultant Agreement, dated April 1, 2004, by and between FirstCity Servicing Corporation and G. Stephen Fillip (incorporated herein by reference to Exhibit 10.20 of the Company’s Form 10-Q dated May 14, 2004).

10.6	—

Securities Purchase Agreement dated as of September 21, 2004 by and among FirstCity Financial Corporation and certain affiliates of FirstCity and IFA Drive GP Holdings LLC, IFA Drive LP Holdings LLC, Drive Management LP and certain affiliates of those persons. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 27, 2004)

10.7	—

Revolving Credit Agreement, dated November 12, 2004, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-Q dated November 15, 2004)

10.8	—	1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit A of the Company’s Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)

10.9	—	1996 Stock Option and Award Plan (incorporated herein by reference to Exhibit C of the Company’s Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)

10.10	—	2004 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company’s Schedule 14A, Definitive Proxy Statement, dated October 21, 2003)

10.11	—

Sixth Amendment to Right Of First Refusal Agreement And Due Diligence Reimbursement Agreement dated effective as of February 1, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 6, 2006)

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—

Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

32.2*	—

Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION

	By:	/s/ JAMES T. SARTAIN
James T. Sartain
President and Chief Executive Officer and Director (Duly authorized officer and principal executive officer of the Registrant)

	By:	/s/ J. BRYAN BAKER
J. Bryan Baker
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer of the Registrant)
Dated: May 10, 2006

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

10.3	—

Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

10.4	—

Separation Agreement and Release, dated March 31, 2004, by and between G. Stephen Fillip, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q dated May 14, 2004).

10.5	—

Consultant Agreement, dated April 1, 2004, by and between FirstCity Servicing Corporation and G. Stephen Fillip (incorporated herein by reference to Exhibit 10.20 of the Company’s Form 10-Q dated May 14, 2004).

10.6	—

Securities Purchase Agreement dated as of September 21, 2004 by and among FirstCity Financial Corporation and certain affiliates of FirstCity and IFA Drive GP Holdings LLC, IFA Drive LP Holdings LLC, Drive Management LP and certain affiliates of those persons. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 27, 2004)

10.7	—

Revolving Credit Agreement, dated November 12, 2004, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.12 of the Company’s Form 10-Q dated November 15, 2004)

10.8	—	1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit A of the

Company’s Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)

10.9	—	1996 Stock Option and Award Plan (incorporated herein by reference to Exhibit C of the Company’s Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)

10.10	—	2004 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company’s Schedule 14A, Definitive Proxy Statement, dated October 21, 2003)

10.11	—

Sixth Amendment to Right Of First Refusal Agreement And Due Diligence Reimbursement Agreement dated effective as of February 1, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 6, 2006)

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—

Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

32.2*	—

Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.