Form 10-Q
period 2006-06-30
FIRSTCITY FINANCIAL CORP
filed 2006-08-09
CIK 828678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☐     No ☒

The number of shares of common stock, par value $.01 per share, outstanding at August 9, 2006 was 11,314,437.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$10,312	$12,901
Portfolio Assets, net	58,005	49,346
Loans receivable from Acquisition Partnerships held for investment	25,789	19,606
Equity investments	67,999	83,785
Deferred tax asset, net	20,101	20,101
Service fees receivable from affiliates	1,227	1,103
Other assets, net	7,078	7,870
Discontinued mortgage assets	100	157
Total Assets	$190,611	$194,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable other	$81,658	$89,653
Notes payable to affiliates	474	606
Minority interest	2,082	1,193
Liabilities from discontinued consumer operations	127	121
Other liabilities	3,373	4,385
Total Liabilities	87,714	95,958
Commitments and contingencies (note 11)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued and outstanding: 11,309,437 and 11,307,187, respectively)	113	113
Paid in capital	100,094	99,843
Retained earnings (accumulated deficit)	1,227	(2,058)
Accumulated other comprehensive income	1,463	1,013
Total Stockholders’ Equity	102,897	98,911
Total Liabilities and Stockholders’ Equity	$190,611	$194,869

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Servicing fees from affiliates	$2,856	$2,909	$5,503	$6,081
Income from Portfolio Assets	2,946	1,805	5,004	4,145
Interest income from affiliates	465	449	895	873
Other income	639	426	1,219	810
Total revenues	6,906	5,589	12,621	11,909

Expenses:
Interest and fees on notes payable — other	1,938	838	3,636	1,710
Interest and fees on notes payable to affiliates	10	10	20	18
Salaries and benefits	3,278	3,684	7,016	7,842
Provision (recovery) for loan and impairment losses	(58)	29	51	114
Occupancy, data processing, communication and other	1,913	1,753	3,477	3,666
Total expenses	7,081	6,314	14,200	13,350
Equity in earnings of investments	1,387	3,690	5,021	7,091
Earnings from continuing operations before income taxes and minority interest	1,212	2,965	3,442	5,650
Income tax expense	(22)	(103)	(144)	(242)
Minority interest	73	(42)	62	(39)
Earnings from continuing operations	1,263	2,820	3,360	5,369
Discontinued operations
Loss from discontinued operations	—	(97)	(75)	(97)
Income taxes	—	—	—	—
Net loss from discontinued operations	—	(97)	(75)	(97)
Net earnings	$1,263	$2,723	$3,285	$5,272
Basic earnings per common share are as follows:
Earnings from continuing operations	$0.11	$0.25	$0.30	$0.48
Discontinued operations	$—	$(0.01)	$(0.01)	$(0.01)
Net earnings to common stockholders	$0.11	$0.24	$0.29	$0.47
Weighted average common shares outstanding	11,308	11,274	11,308	11,268
Diluted earnings per common share are as follows:
Earnings from continuing operations	$0.11	$0.24	$0.28	$0.45
Discontinued operations	$—	$(0.01)	$(0.01)	$(0.01)
Net earnings to common stockholders	$0.11	$0.23	$0.27	$0.44
Weighted average common shares outstanding	11,959	12,025	11,958	12,016

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Dollars in thousands)

				Retained	Accumulated
	Number of			Earnings	Other	Total
	Common	Common	Paid in	(Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit)	Income	Equity

Balances, December 31, 2004	11,260,687	$113	$99,364	$(10,289)	$3,235	$92,423
Exercise of common stock options	46,500	—	196	—	—	196
Additional paid-in capital arising from sale of shares by investee	—	—	283	—	—	283
Comprehensive income:
Net earnings for 2005	—	—	—	8,231	—	8,231
Translation adjustments	—	—	—	—	(2,222)	(2,222)
Total comprehensive income						6,009
Balances, December 31, 2005	11,307,187	113	99,843	(2,058)	1,013	98,911
Exercise of common stock options	2,250	—	5	—	—	5
Additional paid-in capital arising from stock option compensation expense	—	—	246	—	—	246
Comprehensive income:
Net earnings for the first six months of 2006	—	—	—	3,285	—	3,285
Translation adjustments	—	—	—	—	450	450
Total comprehensive income						3,735
Balances, June 30, 2006 (unaudited)	11,309,437	$113	$100,094	$1,227	$1,463	$102,897

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$3,285	$5,272
Adjustments to reconcile net earnings to net cash used in operating activities:
Net loss from discontinued operations	75	97
Purchase and advances of Portfolio Assets and loans receivable, net	(32,924)	(15,883)
Proceeds applied to principal on Portfolio Assets and loans receivable	23,333	15,518
Income from Portfolio Assets	(5,004)	(4,145)
Capitalized interest and costs on Portfolio Assets and loans receivable	(246)	(155)
Provision for loan and impairment losses	51	114
Equity in earnings of investments	(5,021)	(7,091)
Depreciation and amortization	274	461
Stock-based compensation expense related to stock options	246	—
(Increase) decrease in service fees receivable from affiliate	(124)	399
Decrease in other assets	139	405
Change in debt imputed value	(129)	58
Decrease in other liabilities	(712)	(2,022)
Net cash used in operating activities	(16,757)	(6,972)
Cash flows from investing activities:
Property and equipment, net	(115)	(82)
Contributions to Acquisition Partnerships and Servicing Entities	(21,518)	(3,752)
Distributions from Acquisition Partnerships and Servicing Entities	44,937	13,292
Net cash provided by investing activities	23,304	9,458
Cash flows from financing activities:
Borrowings under notes payable — other	57,265	29,532
Payments of notes payable to affiliates	(3)	(4)
Payments of notes payable — other	(66,386)	(29,734)
Proceeds from issuance of common stock	5	118
Net cash used in financing activities	(9,119)	(88)
Net cash provided by (used in) continuing operations	(2,572)	2,398
Cash flows from discontinued operations (Revised - see note 1):
Net cash used in operating activities	(17)	(8,115)
Net cash provided by investing activities	—	1,330
Net cash used in discontinued operations	(17)	(6,785)
Net decrease in cash and cash equivalents	(2,589)	(4,387)
Cash and cash equivalents, beginning of period	12,901	9,724
Cash and cash equivalents, end of period	$10,312	$5,337
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,144	$1,276
Income taxes, net of refunds received	(34)	213

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Dollars in thousands, except per share data)
(Unaudited)

(1)  Basis of Presentation and Summary of Significant Accounting Policies

The Company

FirstCity Financial Corporation (the “Company” or “FirstCity”) is a financial services company with offices throughout the United States and Mexico, with a presence in France, Germany and South America. At June 30, 2006, the Company was engaged in one principal reportable segment - Portfolio Asset acquisition and resolution.  The portfolio asset acquisition and resolution business involves acquiring portfolios of loans, real estate and other assets or single assets (collectively referred to as “Portfolios” or  “Portfolio Assets”) at a discount to their legal principal balance or appraised value, and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries.

Basis of Presentation

The unaudited consolidated financial statements of FirstCity reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at June 30, 2006, its results of operations for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005.  Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K.  Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with current consolidated financial statement presentation.  In the first quarter of 2006, equity in earnings of investments was reclassified outside of revenues, which in prior periods was included with revenues.  Also in the first quarter of 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.  In the second quarter of 2006, the Company reclassified gain on resolution of Portfolio Assets and loan interest income as income from Portfolio Assets.  These items were reported separately in prior periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include (i) the estimation of future collections on purchased Portfolio Assets used in the calculation of income from Portfolio Assets, (ii) interest rate environments, (iii) valuation of the deferred tax asset, and (iv) prepayment speeds and collectibility of loans held in inventory, in securitization trusts and for investment. Actual results could differ materially from those estimates.

Stock-Based Compensation

On January 1, 2006, FirstCity adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statement of operations.

FirstCity adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the six months ended June 30, 2006, reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Note 9 for further details.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three and six months ended June 30, 2006, included compensation expense for stock-based payment awards that were granted prior to, but were not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). As stock-based compensation expense recognized in the statement of operations for the three and six months ended June 30, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

(2)  New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes . FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating any future effect of this pronouncement.

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

(3)  Discontinued Operations

Discontinued operations are comprised of two components previously reported as the Company’s residential and commercial mortgage banking business (“Mortgage”) and the consumer lending business (“Consumer”) conducted through the Company’s minority interest investment in Drive Financial Services LP (“Drive”).  Losses from discontinued operations are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Mortgage	$—	$(94)	$(75)	$(94)
Consumer	—	(3)	—	(3)
Net loss from discontinued operations	$—	$(97)	$(75)	$(97)

Mortgage

At June 30, 2006, the only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction. This security is in “run-off,” and the Company is contractually obligated to service these assets.  The cash flows are collected over a period of time and are valued using prepayment assumptions of 32% for fixed rate loans and 33% for variable rate loans. Overall loss rates are estimated at 14% of collateral.  The Company recorded provisions of $58 and $78 in the first six months of 2006 and 2005, respectively, for losses from discontinued mortgage operations.

In April 2005, the Company exercised an early purchase option on the 1998-1 securitization.  Loans receivable were recorded at $6.1 million in accordance with EITF 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold.  FirstCity evaluated each loan at the acquisition date to determine whether there was evidence of credit deterioration since origination.  At June 30, 2006, the acquired loans are included in Portfolio Assets in the consolidated balance sheet and classified as either “loans acquired with credit deterioration” or “loans acquired without credit deterioration.”

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Consumer

There were no consumer assets held for sale as of June 30, 2006 and December 31, 2005.  Liabilities from discontinued consumer operations consisted of state taxes payable at June 30, 2006.

(4)  Portfolio Assets

Portfolio Assets are summarized as follows:

	June 30,	December 31,
	2006	2005
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$8,355	$10,528
Performing Portfolio Assets	7,009	12,029
Loans Acquired After 2004
Loans acquired with credit deterioration	30,546	12,703
Loans acquired with no credit deterioration	3,292	3,976
Outstanding balance	49,202	39,236
Allowance for loan losses	(197)	(163)
Carrying amount of loans, net of allowance	49,005	39,073

Real Estate Portfolios	4,958	8,018
Other	4,042	2,255
Portfolio Assets, net	$58,005	$49,346

Income from Portfolio Assets is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$886	$988	$1,852	$2,583
Performing Portfolio Assets	428	602	881	1,347
Loans Acquired After 2004
Loans acquired with credit deterioration	698	111	1,009	111
Loans acquired with no credit deterioration	89	74	184	74
Real Estate Portfolios	698	30	872	30
Other	147	—	206	—
Income from Portfolio Assets	$2,946	$1,805	$5,004	$4,145

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

The Company recorded a provision for loan and impairment losses on Portfolio Assets of approximately $51 for the six month period ended June 30, 2006, which is comprised of $2 impairment charge on real estate portfolios and $49 allowance for loan losses.  For the six month period ended June 30, 2005, the Company recorded an allowance for impairment on Portfolio Assets of $114, which is comprised wholly of allowance for loan losses.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The changes in the allowance for loan losses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Beginning Balance	$(255)	$(85)	$(163)	$—
Provisions	(34)	(29)	(141)	(114)
Recoveries	92	—	92	—
Charge Offs	—	—	15	—
Ending Balance	$(197)	$(114)	$(197)	$(114)

Changes in accretable yield for loans acquired with credit deterioration are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Beginning Balance	$4,808	$—	$3,765	$—
Additions	5,550	3,239	6,904	3,239
Accretion	(694)	(111)	(1,004)	(111)
Reclassification from (to) nonaccretable difference	—	—	—	—
Disposals	(4)	—	(5)	—
Ending Balance	$9,660	$3,128	$9,660	$3,128

Loans acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Face value at acquisition	$32,621	$14,497	$43,640	$14,497
Cash flows expected to be collected at acquisition	21,109	13,991	29,964	13,991
Basis in acquired loans at acquisition	15,559	10,751	23,060	10,751

(5)  Loans Receivable from Acquisition Partnerships Held for Investment

Loans receivable from Acquisition Partnerships held for investment consist primarily of loans from certain partnerships located in Mexico and are summarized as follows:

	June 30,	December 31,
	2006	2005
Latin America	$21,657	$16,098
Europe	2,048	1,674
Domestic	2,084	1,834
	$25,789	$19,606

In May 2006, FirstCity and Cargill acquired the outstanding loan and equity interest in certain Mexican Partnerships that were owned by other investors.  As a result, FirstCity’s loans receivable increased by $6.2 million.

There were no provisions recorded on these loans during the first six months of 2006 and 2005.  The loans receivable from Acquisition Partnerships are secured by the assets/loans acquired by the partnerships with purchase money loans provided by affiliates of the investors to the partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment are necessary.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Equity method losses which were recorded to reduce the loans and interest receivable from certain Mexican partnerships were $.9 million and $.08 million during the first six months of 2006 and 2005, respectively, in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee, and EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses.

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

Condensed Combined Balance Sheets

	June 30,	December 31,
	2006	2005
Assets	$397,337	$444,825
Liabilities	$343,807	$340,881
Net equity	53,530	103,944
	$397,337	$444,825

Equity investment in Acquisition Partnerships	$62,330	$77,893
Equity investment in servicing entities	5,669	5,892
	$67,999	$83,785

Condensed Combined Summary of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Proceeds from resolution of Portfolio Assets	$45,071	$63,048	$77,229	$108,700
Gain on resolution of Portfolio Assets	15,242	25,650	30,284	45,814
Interest income on Portfolio Assets	4,250	2,649	8,222	4,755
Net earnings (loss)	$(9,114)	$11,874	$3,707	$20,906

Equity in earnings of Acquisition Partnerships	$1,128	$3,362	$4,819	$6,410
Equity in earnings of servicing entities	259	328	202	681
	$1,387	$3,690	$5,021	$7,091

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The assets and equity of the Acquisition Partnerships and equity investments in the Acquisition Partnerships are summarized by geographic region below. The WAMCO Partnerships represent limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.  MinnTex Investment Partners LP is considered to be a significant subsidiary of FirstCity.

	June 30,	December 31,
	2006	2005
Assets:
Domestic:
WAMCO Partnerships	$164,843	$166,213
MinnTex Investment Partners LP	149	307
Other	10,562	10,410
Latin America	152,291	185,702
Europe	69,492	82,193
	$397,337	$444,825

Equity (deficit):
Domestic:
WAMCO Partnerships	$80,879	$111,329
MinnTex Investment Partners LP	132	283
Other	5,603	5,485
Latin America	(89,335)	(79,527)
Europe	56,251	66,374
	$53,530	$103,944
Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$37,053	$51,772
MinnTex Investment Partners LP	43	93
Other	2,707	2,825
Latin America	3,483	2,771
Europe	19,044	20,432
	$62,330	$77,893

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings (loss) of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Domestic:
WAMCO Partnerships	$7,122	$8,066	$14,499	$17,008
MinnTex Investment Partners LP	323	1,502	889	3,107
Other	4	32	296	66
Latin America	7,134	5,815	12,797	11,214
Europe	5,275	13,020	11,546	19,543
	$19,858	$28,435	$40,027	$50,938

Net earnings (loss):
Domestic:
WAMCO Partnerships	$3,282	$3,422	$7,305	$7,627
MinnTex Investment Partners LP	287	1,343	797	2,776
Other	(211)	(126)	(144)	(233)
Latin America	(16,246)	2,868	(12,319)	2,745
Europe	3,774	4,367	8,068	7,991
	$(9,114)	$11,874	$3,707	$20,906
Equity in earnings (loss) of Acquisition
Partnerships:
Domestic:
WAMCO Partnerships	$1,580	$1,499	$3,632	$3,356
MinnTex Investment Partners LP	95	443	263	916
Other	(90)	(31)	(41)	(48)
Latin America	(1,575)	365	(1,131)	191
Europe	1,118	1,086	2,096	1,995
	$1,128	$3,362	$4,819	$6,410

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Combining statements of operations for the WAMCO Partnerships follow. WAMCO 30, WAMCO 31 and WAMCO 33 are considered to be significant subsidiaries of FirstCity.

Three Months Ended June 30, 2006

	WAMCO	WAMCO	WAMCO	Other
	30	31	33	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$3,769	$4,554	$10,909	$2,048	$21,280
Cost of Portfolio Assets resolved	2,778	3,659	9,601	966	17,004
Gain on resolution of Portfolio Assets	991	895	1,308	1,082	4,276
Interest income on Portfolio Assets	189	89	383	1,999	2,660
Other income, net	10	9	11	156	186
Revenues	1,190	993	1,702	3,237	7,122
Interest and fees expense — affiliate	—	—	—	(155)	(155)
Interest and fees expense — other	(54)	(207)	(308)	(222)	(791)
Provision for loan and impairment losses	53	(120)	(4)	(496)	(567)
Service fees — affiliate	(161)	(146)	(358)	(721)	(1,386)
General, administrative and operating expenses	(173)	(32)	(161)	(575)	(941)
Expenses	(335)	(505)	(831)	(2,169)	(3,840)
Net earnings	$855	$488	$871	$1,068	$3,282

Three Months Ended June 30, 2005

	WAMCO	WAMCO	WAMCO	Other
	30	31	33	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$4,137	$5,325	$3,377	$7,863	$20,702
Cost of Portfolio Assets resolved	3,098	3,880	2,724	4,335	14,037
Gain on resolution of Portfolio Assets	1,039	1,445	653	3,528	6,665
Interest income on Portfolio Assets	—	138	590	657	1,385
Other income, net	3	8	—	5	16
Revenues	1,042	1,591	1,243	4,190	8,066
Interest and fees expense — affiliate	—	—	(367)	(231)	(598)
Interest and fees expense – other	(59)	(309)	(149)	(26)	(543)
Provision for loan and impairment losses	(57)	—	(625)	(129)	(811)
Service fees — affiliate	(137)	(157)	(127)	(371)	(792)
General, administrative and operating expenses	(160)	(101)	(124)	(1,515)	(1,900)
Expenses	(413)	(567)	(1,392)	(2,272)	(4,644)
Net earnings (loss)	$629	$1,024	$(149)	$1,918	$3,422

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Six Months Ended June 30, 2006

	WAMCO	WAMCO	WAMCO	Other
	30	31	33	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$4,597	$5,103	$12,853	$9,144	$31,697
Cost of Portfolio Assets resolved	3,367	4,071	11,076	5,153	23,667
Gain on resolution of Portfolio Assets	1,230	1,032	1,777	3,991	8,030
Interest income on Portfolio Assets	189	198	824	3,979	5,190
Other income, net	15	12	11	1,241	1,279
Revenues	1,434	1,242	2,612	9,211	14,499
Interest and fees expense — affiliate	—	—	—	(325)	(325)
Interest and fees expense — other	(54)	(424)	(624)	(222)	(1,324)
Provision for loan and impairment losses	(67)	(120)	(186)	(857)	(1,230)
Service fees — affiliate	(198)	(190)	(443)	(1,346)	(2,177)
General, administrative and operating expenses	(208)	(66)	(297)	(1,567)	(2,138)
Expenses	(527)	(800)	(1,550)	(4,317)	(7,194)
Net earnings	$907	$442	$1,062	$4,894	$7,305

Six Months Ended June 30, 2005

	WAMCO	WAMCO	WAMCO	Other
	30	31	33	Partnerships	Combined
Proceeds from resolution of Portfolio Assets	$5,143	$10,915	$10,427	$16,747	$43,232
Cost of Portfolio Assets resolved	3,843	8,672	8,010	8,350	28,875
Gain on resolution of Portfolio Assets	1,300	2,243	2,417	8,397	14,357
Interest income on Portfolio Assets	—	401	1,038	1,162	2,601
Other income, net	5	14	—	31	50
Revenues	1,305	2,658	3,455	9,590	17,008
Interest and fees expense – affiliates	—	—	(893)	(427)	(1,320)
Interest and fees expense – other	(151)	(630)	(149)	(71)	(1,001)
Provision for loan losses	(57)	—	(675)	(171)	(903)
Service fees – affiliate	(183)	(359)	(377)	(880)	(1,799)
General, administrative and operating expenses	(245)	(192)	(243)	(3,678)	(4,358)
Expenses	(636)	(1,181)	(2,337)	(5,227)	(9,381)
Net earnings	$669	$1,477	$1,118	$4,363	$7,627

Statements of operations for MinnTex Investment Partners LP for the three and six month periods ended June 30, 2006 and 2005 follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Proceeds from resolution of Portfolio Assets	$325	$1,525	$898	$3,164
Cost of Portfolio Assets resolved	3	26	12	62
Gain on resolution of Portfolio Assets	322	1,499	886	3,102
Other income	1	3	3	5
Revenues	323	1,502	889	3,107
Service fees — affiliate	(32)	(152)	(81)	(316)
General, administrative and operating expenses	(4)	(7)	(11)	(15)
Expenses	(36)	(159)	(92)	(331)
Net earnings	$287	$1,343	$797	$2,776

FirstCity holds variable interests in certain Acquisition Partnerships, which would be characterized as variable interest entities (“VIE”), as defined in FIN 46R, Consolidation of Variable Interest Entities (“FIN 46R”). However, FirstCity is not deemed to be the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

primary beneficiary of any of these entities based on the criteria set forth in FIN 46R. At June 30, 2006, FirstCity’s maximum exposure to loss as a result of its involvement with the VIEs is $28 million.

At June 30, 2006, the Company had $16.4 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was ($1.5) million for the six months ended June 30, 2006 and $.8 million for the same period in 2005.

(7)  Segment Reporting

The Company is engaged in one reportable segment - Portfolio Asset acquisition and resolution.  The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries.  The following is a summary of results of operations for the Portfolio Asset acquisition and resolution segment and reconciliation to earnings from continuing operations for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$2,856	$2,909	$5,503	$6,081
Income from Portfolio Assets	2,946	1,805	5,004	4,145
Interest income from affiliates	465	449	895	873
Other	448	306	859	577
Total	6,715	5,469	12,261	11,676
Expenses:
Interest and fees on notes payable	1,948	848	3,656	1,728
Salaries and benefits	2,504	2,918	5,437	6,187
Provision (recovery) for loan and impairment losses	(58)	29	51	114
Occupancy, data processing, communication and other	1,195	1,151	2,192	2,299
Minority interest	(73)	42	(62)	39
Total	5,516	4,988	11,274	10,367
Equity in earnings of investments	1,387	3,690	5,021	7,091
Operating contribution before direct taxes	$2,586	$4,171	$6,008	$8,400
Operating contribution, net of direct taxes	$2,549	$4,128	$5,877	$8,243

Corporate Overhead:
Salaries and benefits, occupancy, professional and other income and expenses, net	1,286	1,308	2,517	2,874
Earnings from continuing operations	$1,263	$2,820	$3,360	$5,369

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Revenues and equity in earnings of investments from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Domestic	$6,037	$4,764	$11,391	$10,726
Latin America	488	2,973	3,141	5,370
Europe	1,577	1,422	2,750	2,671
Total	$8,102	$9,159	$17,282	$18,767

Total assets for the Portfolio Asset acquisition and resolution segment and a reconciliation to total assets are as follows:

	June 30,	December 31,
	2006	2005

Cash	$10,312	$12,901
Portfolio acquisition and resolution assets:
Domestic	99,951	105,938
Latin America	25,588	19,764
Europe	26,684	27,699
Deferred tax asset, net	20,101	20,101
Other non-earning assets, net	7,875	8,309
Discontinued mortgage assets	100	157
Total assets	$190,611	$194,869

(8)  Earnings per Common Share

Basic net earnings per common share calculations are based upon the weighted average number of common shares outstanding. Potentially dilutive common share equivalents include warrants and employee stock options in the diluted earnings per common share calculations.  Basic and diluted earnings from continuing operations per share were determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Earnings from continuing operations	$1,263	$2,820	$3,360	$5,369

Weighted average outstanding shares of common stock	11,308	11,274	11,308	11,268
Dilutive effect of:
Warrants	340	346	340	344
Employee stock options	311	405	310	404
Weighted average outstanding shares of common stock and common stock equivalents	11,959	12,025	11,958	12,016
Earnings from continuing operations per share:
Basic	$0.11	$0.25	$0.30	$0.48
Diluted	$0.11	$0.24	$0.28	$0.45

(9)  Stock-Based Compensation

The Company has a stock option and award plan for the benefit of key individuals, including its directors, officers and key employees. The plan is administered by a committee of the Board of Directors and provides for the grant of up to a total of 300,000 shares (net of shares cancelled and forfeited) of Common Stock.  The Company previously had a 1995 Stock Option and Award Plan, and a 1996 Stock Option and Award Plan, which provided for a grant of up to 700,000 shares.  Both plans expired in 2005 pursuant to

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

their terms, with existing options remaining in accordance with the terms of each grant.  Stock option awards are granted with an exercise price equal to the market price of FirstCity’s shares at the date of grant; those stock option awards generally vest 25% each year from the date of grant and have 10-year contractual terms.  Certain stock options issued to non-employee directors in 2004 and 2005 were exercisable immediately.

FirstCity adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three and six month periods ended June 30, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, we recognized compensation expense using the straight-line amortization method. For stock-based awards granted after January 1, 2006, the Company will recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, FirstCity will recognize compensation expense using a straight-line amortization method. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and six month periods ended June 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, FirstCity considers voluntary termination behaviors as well as trends of actual option forfeitures. The impact on the results of operations of recording stock-based compensation for the three and six month periods ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Amount of compensation cost recognized in income	$101	$—	$246	$—
Tax benefit recognized in income	$—	$—	$—	$—
Amount capitalized as part of an asset	$—	$—	$—	$—

SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of substantial net operating loss carryforwards, the Company currently does not record deferred tax assets attributable to stock compensation costs nor does it utilize tax deductions for exercised options. Cash received from options exercised during the six month periods ended June 30, 2006 and 2005 was $5 and $118, respectively.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company estimated the expected term of unvested options by taking the average of the vesting term remaining and the contractual term of the option, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.  The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life.  There were no options granted during the six month periods ended June 30, 2006 and 2005.

A summary of stock option activity as of June 30, 2006 and changes during the period then ended is presented below:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at January 1, 2006	755,850	$7.02
Granted	—	—
Exercised	(2,250)	2.47
Expired	—	—
Forfeited	(2,000)	27.25
Outstanding at June 30, 2006	751,600	$6.98	6.37	$3,533
Exercisable at June 30, 2006	553,575	$6.19	5.60	$3,165

The total intrinsic value of stock options exercised during the three and six month periods ended June 30, 2006 were $20 and $20, respectively.  The total intrinsic value of stock options exercised during the three and six month periods ended June 30, 2005 were $271 and $293, respectively.  As of June 30, 2006, there was approximately $1.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted average period of 2.6 years.

A summary of the status and changes of FirstCity’s nonvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2006	253,525	$6.58
Granted	—	—
Vested	(55,500)	$5.19
Forfeited	—	—
Nonvested at June 30, 2006	198,025	$6.97

Prior to the adoption of SFAS No. 123(R), FirstCity provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Employee stock-based compensation expense recognized under SFAS 123(R) was not reflected in the results of operations for the three and six month periods ended June 30, 2005 for employee stock option awards, as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

The pro forma information for the three and six month periods ended June 30, 2005 was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net earnings to common stockholders, as reported	$2,723	$5,272
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(76)	(150)
Pro forma net earnings to common stockholders	$2,647	$5,122
Net earnings per common share:
Basic — as reported	$0.24	$0.47
Basic — pro forma	$0.23	$0.45
Diluted — as reported	$0.23	$0.44
Diluted — pro forma	$0.22	$0.43

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

In August 2000, FirstCity Consumer Lending Corporation (“Consumer Corp.”) and FirstCity Funding LP (“Funding LP”) contributed all of the assets utilized in the operations of the automobile finance operation to Drive Financial Services LP (“Drive”)  pursuant to the terms of a Contribution and Assumption Agreement by and between Consumer Corp. and Drive, and a Contribution and Assumption Agreement by and between Funding LP and Drive (collectively, the “Contribution Agreements”). Drive assumed substantially all of the liabilities of the automobile finance operation as set forth in the Contribution Agreements.  In addition, pursuant to the terms of a Securities Purchase Agreement dated as of August 18, 2000 (the “2000 Securities Purchase Agreement”), by and among FirstCity, Consumer Corp., Funding LP, and FirstCity Funding GP Corp. (“Funding GP”), IFA Drive GP Holdings LLC (“IFA-GP”) and IFA Drive LP Holdings LLC (“IFA-LP”); FirstCity, Consumer Corp., Funding LP and Funding GP made various warranties concerning (i) their respective organizations, (ii) the automobile finance operation conducted by Consumer Corp. and Funding LP, and (iii) the assets transferred by Consumer Corp. and Funding LP to Drive. The Company, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS (USA), IFA-GP and IFA-LP from damages resulting from a breach of any representation or warranty contained in the 2000 Securities Purchase Agreement or otherwise made by the Company, Consumer Corp. or Funding LP in connection with the transaction. All indemnity obligations under the 2000 Securities Purchase Agreement terminated after thirty (30) months, with the exception of tax-related representations and warranties which survive for a period of seven (7) years from August 25, 2000 (the “2000 Closing Date”). Neither the Company, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2000 Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold.  Management of the Company believes that FirstCity will not have to pay any amounts related to these agreements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

On September 21, 2004, FirstCity, Consumer Corp., Funding LP and Funding GP entered into a Securities Purchase Agreement (the “2004 Securities Purchase Agreement”) to sell a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA GP, IFA LP and Drive Management LP (“MG-LP”). In the 2004 Securities Purchase Agreement, FirstCity, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) their power and authority to enter into the 2004 Securities Purchase Agreement and the transactions contemplated therein, (iii) the ownership of the limited partnership interests in Drive by Funding LP, (iv) the ownership of membership interests in Drive-GP by Consumer Corp., and (iv) the capital structure of Funding LP. FirstCity, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS (USA), IFA-GP, IFA-LP and MG-LP from damages resulting from a breach of any representation or warranty contained in the 2004 Securities Purchase Agreement or otherwise made by FirstCity, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligations under the 2004 Securities Purchase Agreement survive for a maximum period of five (5) years from November 1, 2004. Neither FirstCity, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2004 Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however, certain representations and warranties are not subject to this $.25 million threshold. Management of the Company believes that FirstCity will not have to pay any amounts relating to these representations and warranties.

FirstCity has minority interests in various limited-life partnerships with a carrying value of $1.0 million at June 30, 2006. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at June 30, 2006 is $1.6 million.

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

The Company has unsecured notes payable to Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity, in connection with the acquisition of the minority interest in FirstCity Holdings. The notes are to be periodically redeemed by the Company for an aggregate amount of up to $3.2 million out of certain cash collections from servicing income from Portfolios in Mexico. FirstCity valued the loans at the inception date using an imputed interest rate based on the Company’s cost of funds. At June 30, 2006, these notes had an imputed balance of $.5 million and mature in December 2011.

(12)  Subsequent Events

Subsequent to the quarter ended June 30, 2006, FirstCity completed a total restructure of its investments in Mexico in a transaction which aligns FirstCity with American International Group, Inc. (“AIG”). The restructure is detailed as follows:

During the period from December 1998 to March 2005, FirstCity affiliates, Cargill Financial Services International, Inc. (“CFSI”) and certain other investors acquired, indirectly through U.S. and Mexican acquisition entities (the “Acquisition Entities”), twelve non-performing loan portfolios from financial institutions in Mexico. The aggregate investment interest of FirstCity in the twelve portfolios was 11% as of the end of the first quarter of 2006.

During the second quarter of 2006, FirstCity affiliates and CFSI acquired the debt and equity interests of the other investors in the Acquisition Entities.  Following these acquisitions, the FirstCity affiliates had, indirectly through the Acquisition Entities, an aggregate investment in the portfolios of 20%.  The FirstCity affiliates that were investors and lenders in the Acquisition Entities transferred such ownership interests and loans to Strategic Mexican Investment Partners, L.P. (“SMIP”), an entity in which FirstCity owns a 95.75% interest.

On August 8, 2006, SMIP and AIG Global Investment Group, the asset management arm of AIG, on behalf of various affiliates (collectively the “AIG entities”) invested in a newly established Delaware limited liability company (the “Investor LLC”), for the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

purpose of acquiring the Mexican portfolios by purchasing the interests of Cargill and SMIP in the U.S. acquisition entities, owners of the Mexican Acquisition Entities owning the Mexican portfolios.

The AIG entities acquired 85% and SMIP acquired 15% of the membership interests in the Investor LLC.  SMIP’s membership interest is held in two parts, a 9% interest which is equivalent in standing to membership interests held by the AIG entities.  The remaining 6% membership interest is subordinate to all other interests until a designated internal rate of return is achieved.

An affiliate of FirstCity entered into a servicing agreement with the Mexican acquisition entities to service the Mexican portfolios.

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

During the second quarter of 2006, the Company recorded earnings to common stockholders on a diluted basis of $1.3 million or $.11 per common share. The operating contribution from the Portfolio Asset acquisition and resolution segment was $2.5 million compared with $4.1 million for the same period in 2005. The Company was able to invest $18.9 million in portfolio acquisitions during the quarter. Portfolio acquisition and resolution assets, comprised of equity investments, inventory, loans receivable, and interest receivable, decreased by $13.5 million in the second quarter of 2006 primarily due to the distribution of $18.6 million from equity investments in Acquisition Partnerships as a result of refinancing two portfolios and distributing the excess funds to the owners. The Company used the distribution from the refinancing to pay down corporate debt.

Management remains positive on the outlook of the Company. FirstCity is currently evaluating 35 different transactions representing over $4 billion in face value of assets.

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

Components of the results for the three and six month periods ended June 30, 2006 and 2005, respectively, are detailed below (dollars in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Portfolio Asset Acquisition and Resolution	$2,549	$4,128	$5,877	$8,243
Corporate overhead	(1,286)	(1,308)	(2,517)	(2,874)
Earnings from continuing operations	1,263	2,820	3,360	5,369
Loss from discontinued operations	—	(97)	(75)	(97)
Net earnings to common stockholders	$1,263	$2,723	$3,285	$5,272
Diluted earnings per common share	$0.11	$0.23	$0.27	$0.44

Results of Operations

The following discussion and analysis is based on the segment reporting information presented in note 7 of the Consolidated Financial Statements of the Company and should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

Second Quarter 2006 Compared to Second Quarter 2005

The Company reported net earnings of $1.3 million in the second quarter of 2006 compared to $2.7 million in the second quarter of 2005. On a per share basis, diluted net earnings to common stockholders were $.11 in the second quarter of 2006 compared to $.23 in the second quarter of 2005.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset acquisition and resolution segment was $2.5 million in the second quarter of 2006 compared to $4.1 million in the second quarter of 2005. FirstCity invested $18.9 million in Portfolio acquisitions during the second quarter of 2006, of which $3.3 million and $15.6 million were acquired through Acquisitions Partnerships and wholly-owned Portfolios, respectively, compared to $16.1 million in the second quarter of 2005, all of which were acquired through wholly-owned Portfolios in the U.S. During the second quarter of 2006, $3 million and $.3 million were acquired through Acquisition Partnerships in the U.S. and Europe; respectively. The quarter-end investment in Portfolio Assets increased to $58 million at June 30, 2006, from $43.9 million at June 30, 2005, as a result of acquisitions of approximately $36.2 million since the second quarter of 2005. In addition to the portfolio acquisitions during the second quarter of 2006, FirstCity invested $6.9 million and $.20 million in Latin American and European partnerships, respectively.

Servicing fee revenues. Servicing fee revenues remained flat at $2.9 million in the second quarter of 2006 compared to $2.9 million in the second quarter of 2005.

Income from Portfolio Assets. Income from Portfolio Assets increased to $2.9 million in the second quarter of 2006 from $1.8 million in the second quarter of 2005 primarily due to increased purchases of portfolio assets and an increase in the resolution of portfolio assets. FirstCity’s average investment in wholly owned domestic portfolio assets was $52.4 million and $37.9 million during the second quarters of 2006 and 2005, respectively.

Interest income from affiliates. Interest income from affiliates increased slightly to $.47 million in the second quarter of 2006 from $.45 million in the second quarter of 2005.

Other income. Other income increased to $.4 million in the second quarter of 2006 from $.3 million in the second quarter of 2005 primarily due to a reduction in the estimated carrying value of loans payable to certain members of management by $69,000.

Expenses. Operating expenses were $5.5 million and $5.0 million in the second quarters of 2006 and 2005, respectively.

Interest and fees on notes payable were $1.9 million and $.8 million in the second quarters of 2006 and 2005, respectively. The average debt for the quarter increased to $88.5 million in the second quarter of 2006 from $49.8 million in the second quarter of 2005, and the average cost of borrowing increased from 6.8% in 2005 as compared to 8.8% in 2006.

Salaries and benefits decreased 14% to $2.5 million in the second quarter of 2006 from $2.9 million in the second quarter of 2005. The total number of personnel within the Portfolio Asset acquisition and resolution segment were 179 and 194 at June 30, 2006 and 2005, respectively.

The provision (recovery) for loan and impairment losses was minimal from period to period.

Occupancy, data processing, communication and other expenses were $1.2 million for the second quarter of 2006 and $1.2 million in the second quarter of 2005.

Minority interest was minimal from period to period.

Equity in earnings of investments. Equity in earnings of investments decreased 62.4% to $1.4 million in the second quarter of 2006 compared to $3.7 million in the second quarter of 2005. Equity earnings in Acquisition Partnerships decreased 66% to $1.1 million in the second quarter of 2006 from $3.4 million in the second quarter of 2005. Following is a discussion of equity earnings from Acquisition Partnerships by geographic region.

•             Domestic — Equity in earnings of domestic Acquisition Partnerships was $1.6 million in the second quarter of 2006 compared to $1.9 million in the second quarter of 2005. These partnerships reflected net earnings of $3.4 million in the second quarter of 2006 compared to $4.6 million in 2005. Income from Portfolio Assets in 2005 was generated primarily from loans acquired prior to 2005, whereas income in 2006 was generated primarily from loans acquired after 2004. Although collections on Portfolio Assets increased to $43.8 million in the second quarter of 2006 from $24.8 million in 2005, income from Portfolio Assets acquired after 2004 is less sensitive to collections than from Portfolio Assets acquired prior to 2005. For Portfolios acquired after 2004, income is recognized ratably over the remaining life of the Portfolio based on an expected yield. For nonperforming loans acquired prior to 2005, income is recognized to the extent that collections exceed a pro rata portion of allocated cost from the pool.

•             Latin America — Equity in losses of Acquisition Partnerships located in Latin America (primarily Mexico) were $1.6 million in the second quarter of 2006 compared to equity in earnings of $.4 million in 2005. These partnerships reflected net losses of $16.2 million in the second quarter of 2006 compared to net earnings of $2.9 million in 2005. The partnerships recorded $14.9 million of foreign exchange losses in the second quarter of 2006 compared to $5.1 million of foreign exchange gains in 2005 (of which $1.3 million losses and $.4 million gains were included in equity earnings, respectively). During the second quarter of 2006, the partnerships recorded provisions net of recoveries of allowance for loan losses of $1.9 million compared to $1.2 million during the second quarter of 2005. Interest expense of $2.3 million and $2.5 million were recorded in the second quarter of 2006 and 2005, respectively. This interest is owed to affiliates of the investors of these partnerships, of which FirstCity recorded $.35 million and $.4 million as interest income in the second quarters of 2006 and 2005, respectively.

•             Europe — Equity in earnings of Acquisition Partnerships located in Europe remained flat at $1.1 million in the second quarter of 2006 compared to $1.1 million in 2005. FirstCity recorded $.3 million and $.3 million, respectively, in foreign currency transaction gains (included in other expenses) relating to investments in Europe during the second quarter of 2006 and 2005.

Other Items Affecting Operations

The following items affect the Company’s overall results of operations and are not directly related to the Portfolio Asset acquisition and resolution business discussed above.

Corporate overhead.   Corporate overhead expenses remained flat at $1.3 million in the second quarter of 2006 compared to $1.3 million in the second quarter of 2005.

Income taxes. Provision for income taxes was $22,000 and $103,000 in the second quarters of 2006 and 2005, respectively, and related primarily to state income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the second quarters of either 2006 or 2005.

Discontinued Operations. There were no additional losses from discontinued mortgage operations during the second quarter of 2006 compared to $94,000 in the second quarter of 2005. At June 30, 2006, the only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction. This security is in “run-off,” and the Company is contractually obligated to service the underlying assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. As the security “runs off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

First Six Months of 2006 Compared to First Six Months of 2005

The Company reported earnings from continuing operations of $3.4 million in the first six months of 2006 compared to $5.4 for the same period of 2005. Net earnings to common stockholders were $3.3 million in the first six months of 2006 compared to $5.3 million in the first six months of 2005. On a per share basis, diluted net earnings to common stockholders were $.27 in the first six months of 2006 compared to $.44 in the first six months of 2005.

Portfolio Asset Acquisition and Resolution

The operating contribution in the first six months of 2006 was $5.9 million compared to $8.2 million for the same period last year. FirstCity purchased $67.5 million of Portfolio Assets during the first six months of 2006 ($42 million through Acquisition Partnerships), compared to $30.9 million in acquisitions in the first six months of 2005. FirstCity’s investment in these acquisitions was $42.3 million and $18.3 million in the first six months of 2006 and 2005, respectively. FirstCity’s investment in wholly-owned Portfolio Assets increased to $58 million from $43.9 million at June 30, 2006 and 2005, respectively.

Servicing fee revenues. Servicing fee revenues decreased 9.5% to $5.5 million in the first six months of 2006 from $6.1 million in the first six months of 2005. Service fees from the Mexican partnerships decreased by $.6 million, or 14%, as a result of efforts to reduce operating costs in Mexico. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. Service fees from the domestic Acquisition Partnerships remained flat at $2.0 million in the first six months of 2006 compared to $2.0 million in the same period in 2005.

Income from Portfolio Assets. Income from Portfolio Assets increased 21% to $5.0 million in the first six months of 2006 compared to $4.1 million in the first six months of 2005, primarily due to increased purchases of portfolio assets. FirstCity’s average investment in wholly-owned domestic portfolio assets was $50.2 million and $37.0 million during the first six months of 2006 and 2005, respectively.

Interest income from affiliates. Interest income from affiliates remained flat at $.9 million in the first six months of 2006 and $.9 million in the first six months of 2005.

Other income. Other income was $.9 million in the first six months of 2006 compared to $.6 million in 2005, primarily due to a reduction in the estimated carrying value of loans payable to certain members of management by $.1 million.

Expenses. Operating expenses were $11.3 million in the first six months of 2006 compared to $10.4 million in the first six months of 2005.

Interest and fees on notes payable increased to $3.7 million in the first six months of 2006 from $1.7 million in the first six months of 2005. The average debt for the period increased to $87.5 million in the first six months of 2006 from $50.2 million in the first six months of 2005, and the average cost of borrowing increased to 8.35% in 2006 from 6.9% in 2005.

Salaries and benefits decreased to $5.4 million in the first six months of 2006 from $6.2 million in the first six months of 2005. Total personnel within the Portfolio Asset acquisition and resolution segment were 179 and 194 at June 30, 2006 and 2005, respectively.

The provision for loan and impairment losses was $51,000 in the first six months of 2006 compared to $114,000 in 2005.

Occupancy, data processing, communication and other expenses decreased slightly to $2.2 million in the first six months of 2006 compared to $2.3 million in the first six months of 2005.

Equity in earnings of investments. Equity in earnings of investments decreased 29% to $5.0 million in the first six months of 2006 compared to $7.1 million in the first six months of 2005. Equity earnings in Acquisition Partnerships decreased 25% to $4.8 million in the first six months of 2006 from $6.4 million in the first six months of 2005. Equity in earnings of servicing entities decreased 70% to $.2 million in the first six months of 2006 from $.7 million in the first six months of 2005. Following is a discussion of equity earnings in Acquisition Partnerships by geographic region. See note 6 to the consolidated financial statements for a summary of revenues and earnings of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships.

•             Domestic — Equity in earnings of domestic Acquisition Partnerships decreased 9% to $3.9 million in the first six months of 2006 from $4.2 million in the first six months of 2005 primarily as a result of timing. These partnerships reflected net earnings of $8.0 million in the first six months of 2006 compared to $10.2 million in the first six months of 2005. Income from Portfolio Assets in 2005 was generated primarily from loans acquired prior to 2005, whereas income in 2006 was generated primarily from loans acquired after 2004. Although collections on Portfolio Assets increased to $67.1 million in the first six months of 2006 from $52.2 million in the first six months of 2005, income from Portfolio Assets acquired after 2004 is less sensitive to collections than from Portfolio Assets acquired prior to 2005. For Portfolios acquired after 2004, income is recognized ratably over the remaining life of the Portfolio based on an expected yield. For nonperforming loans acquired prior to 2005, income is recognized to the extent that collections exceed a pro rata portion of allocated cost from the pool.

•             Latin America — Equity in losses of Latin American Acquisition Partnerships were $1.1 million in the first six months of 2006 compared to $.2 million equity earnings in 2005. These partnerships reflected losses of $12.3 million in the first six months of 2006 compared to earnings of $2.7 million in 2005. Although the revenues were higher for the period, the partnerships recorded foreign exchange losses of $13.2 million in the first six months of 2006 compared to gains of $9.1 million in 2005 (of which $1.1 million losses and $.72 million gains are included in equity earnings, respectively). In addition, provisions net of recoveries of allowance for loan losses of $.54 million were recorded in the first six months of 2006 compared to $1.3 million for the same period in 2005. Interest expense of $4.4 million and $5.6 million were recorded during the first six months of 2006 and 2005, respectively. This interest is owed to the investors of these partnerships, of which FirstCity recorded $.7 million in 2006 and 2005 as interest income.

•             Europe — Equity in earnings of Acquisition Partnerships located in Europe was $2.1 million in the first six months of 2006 compared to $2.0 million in 2005. During the first six months of 2006 and 2005, FirstCity also recorded $.7 million and $.5 million, respectively, in foreign currency transaction gains (included in other expenses) relating to investments in Europe.

Other Items Affecting Operations

The following items affect the Company’s overall results of operations and are not directly related to the Company’s Portfolio Asset acquisition and resolution business discussed above.

Corporate interest and overhead. Corporate overhead expenses decreased 12% to $2.5 million in the first six months of 2006 from $2.9 million in the first six months of 2005, primarily due to decreased salaries and legal and accounting fees.

Income taxes. Provision for income taxes was $.1 million in the first six months of 2006 compared to $.2 million in the first six months of 2005 and related primarily to state income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in either of the first six months of 2006 or 2005.

Discontinued Operations. Discontinued operations includes an impairment provision of $58,000 in the first six months of 2006 compared to $78,000 in the first six months of 2005. At June 30, 2006, the only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction. This security is in “run-off,” and the Company is contractually obligated to service the underlying assets. The assumptions used in the valuation model consider both industry as well as the Company’s historical experience. As the security “runs off,” assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

Financial Condition

Major changes in FirstCity’s financial condition resulted from the following.

Consolidated assets of $190.6 million at June 30, 2006, were $4.3 million lower than that at December 31, 2005. Portfolio Assets increased by $8.7 million with acquisitions made during 2006. Loans Receivable from Acquisition Partnerships held for investment increased by $6.2 million. In May 2006, FirstCity and Cargill bought out the loan and equity interest in the Mexican Partnerships that were owned by the other investors in those Partnerships. Equity investments declined $15.8 million primarily due to the refinancing of debt by two Acquisition Partnerships, which distributed the excess funds to the owners. The Company used the distribution from the refinancing to pay down corporate debt.

Consolidated liabilities of $87.7 million as of June 30, 2006, were $8.2 million lower than that at December 31, 2005. Total notes payable decreased by $8 million and reflected advances of $57.3 million primarily for portfolio acquisitions, net of repayments of $66.4 million. Minority interest increased to $ 2.1 million as of June 30, 2006, from $1.2 million in December 31, 2005, due to the purchase of one portfolio during the first quarter which had a 20% minority interest.

Portfolio Asset Acquisition and Resolution

Aggregate acquisitions by the Company are as follows (in thousands):

	Purchase	FirstCity
	Price	Investment
First six months of 2006	$67,553	$42,278
Total 2005	146,581	71,405
Total 2004	174,139	59,762
Total 2003	129,192	22,944
Total 2002	171,769	16,717
Total 2001	224,927	24,319

The following table presents selected information regarding the revenues and expenses of the Company’s Portfolio Asset acquisition and resolution business (in thousands):

Analysis of Selected Revenues and Expenses

Portfolio Asset Acquisition and Resolution

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Portfolio Assets and Loans Receivable:
Average investment in Portfolio Assets and loans receivable:
Domestic	$54,439	$39,570	$52,112	$38,620
Latin America	18,803	18,909	17,617	18,947
Europe	1,969	505	1,864	517
Total	$75,211	$58,984	$71,593	$58,084
Income from Portfolio Assets and loans receivable:
Domestic	$3,027	$1,863	$5,157	$4,256
Latin America	348	384	679	747
Europe	36	7	63	15
Total	$3,411	$2,254	$5,899	$5,018
Average return (annualized):
Domestic	22.2%	18.8%	19.8%	22.0%
Latin America	7.4%	8.1%	7.7%	7.9%
Europe	7.3%	5.5%	6.8%	5.8%
Total	18.1%	15.3%	16.5%	17.3%
Servicing fee revenues:
Domestic partnerships:
Servicing fee revenue	$1,214	$833	$1,973	$1,974
Average servicing fee %	2.8%	3.4%	2.9%	3.8%
Latin American partnerships:
Servicing fee revenue	$1,534	$1,915	$3,360	$3,896
Average servicing fee %	9.0%	8.2%	11.5%	11.4%
Incentive service fees	$108	$161	$170	$211
Total Service Fees:
Servicing fee revenue	2,856	2,909	5,503	6,081
Average servicing fee %	4.7%	6.1%	5.7%	7.0%
Collections:
Domestic	$43,840	$24,793	$67,109	$52,227
Latin America	17,059	23,277	29,204	34,174
Europe	12,418	15,788	29,115	28,986
Subtotal	73,317	63,858	125,428	115,387
Wholly owned:	15,416	5,593	22,147	13,931
Total	$88,733	$69,451	$147,575	$129,318
Personnel:
Personnel expenses	$2,504	$2,918	$5,437	$6,187
Number of personnel (at period end):
Domestic	61	66
Latin America	118	128
Subtotal	179	194
Corporate	33	34
Total	212	228
Interest expense:
Average debt	$88,525	$49,810	$87,515	$50,242
Interest expense	1,948	848	3,656	1,728
Average cost (annualized)	8.8%	6.8%	8.4%	6.9%
Provision (recovery) for impairment on Portfolio Assets:
Non-performing	$6	$—	$17	$—
Performing	(90)	29	4	114
Real estate	—	—	2	—
Loans acquired after 2004 with credit deterioration	6	—	8	—
Loans acquired after 2004 with no credit deterioration	20	—	20	—
	$(58)	$29	$51	$114

The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships (dollars in thousands):

Analysis of Selected Revenues and Expenses

Acquisition Partnerships

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Gain on resolution of Portfolio Assets	$15,242	$25,650	$30,284	$45,814
Gross profit percentage on resolution of Portfolio Assets	33.82%	40.68%	39.21%	42.15%
Interest income	$4,250	$2,649	$8,222	$4,755
Other income	366	136	1,521	369
Interest expense (1):
Interest expense	$3,328	$3,773	$6,308	$8,177
Average cost (annualized)	4.83%	4.68%	4.63%	5.00%
Other expenses:
Service fees	$3,986	$4,237	$7,195	9,387
Other operating costs	6,550	13,277	9,239	20,742
Foreign currency (gains) losses	14,873	(5,066)	13,218	(9,075)
Income taxes	235	340	360	801
Total other expenses	25,644	12,788	30,012	21,855
Net earnings	$(9,114)	$11,874	$3,707	$20,906
Equity in earnings of Acquisition Partnerships	$1,128	$3,362	$4,819	$6,410
Equity in earnings of Servicing Entities	259	328	202	681
Equity in earnings of investments	$1,387	$3,690	$5,021	$7,091

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

Analysis of Equity Investments in Acquisition Partnerships
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
FirstCity's Average investment in Acquisition Partnerships
Domestic	$51,054	$35,561	$51,678	$35,969
Latin America	3,094	1,477	2,977	1,486
Europe	19,065	12,253	19,390	12,428
Europe-Servicing subsidiaries	5,455	6,260	5,512	6,139
Latin America-Servicing subsidiaries	190	301	227	172
Total	$78,858	$55,852	$79,784	$56,194

FirstCity share of equity earnings (loss)
Domestic	$1,585	$1,911	$3,854	$4,224
Latin America	(1,575)	365	(1,131)	191
Europe	1,118	1,086	2,096	1,995
Europe-Servicing subsidiaries	292	226	366	402
Latin America-Servicing subsidiaries	(33)	102	(164)	279
Total	$1,387	$3,690	$5,021	$7,091

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

FirstCity has a $92 million revolving acquisition facility with Bank of Scotland that matures in November 2008. This facility is used to finance the equity portion of distressed asset pool purchases and to provide for the issuance of Letters of Credit and working capital loans. This facility (i) allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to 35 million U.S. dollars, (ii) allows loans to be made for acquisition of Portfolio Assets originated in Latin America of up to $35 million, (iii) provides for an interest rate of LIBOR plus 2.50% to 2.75%, (iv) provides for an annual commitment fee of 0.20% of the average daily unused balance of the revolving acquisition facility, (v) provides that the aggregate borrowings under the facility does not exceed 60% of the net present value of FirstCity’s interest in Portfolio Assets and in Acquisition Partnerships pledged to secure the acquisition facility, and (vi) provides for a reduction in the total loan commitment of $1.3 million per quarter, commencing on December 27, 2005.

In August 2005, FH Partners, L.P., an indirect wholly-owned affiliate of FirstCity, and Bank of Scotland, acting through its New York branch, as agent for itself as lender, entered into a Revolving Credit Agreement that provides for a $50 million revolving Portfolio acquisition facility for FH Partners, L.P. to be secured by all of the assets of FH Partners, L.P. The loan facility will be used to finance Portfolio and asset purchases. The facility (i) allows loans to be made for the acquisition of Portfolio Assets in the United States, (ii) provides that each loan may be in an amount of up to 70% of the net present value of the assets being acquired with the proceeds of the loan, (iii) provides that the aggregate outstanding balances of all loans will not exceed 65% of the net present value of the assets securing the loan facility, (iv) provides for an interest rate of LIBOR plus 2.0%, (v) provides for an annual commitment fee of 0.20% of the average daily unused balance of the revolving acquisition facility, (vi) provides for a utilization fee of 0.75% of the amount of each loan made under the loan facility, (vii) provides for an upfront fee of $350,000, (viii) provides for facility fees of $100,000, for the period commencing on the Effective Date and ending the day before the first anniversary thereof, $75 thousand, for the period commencing on the first anniversary of the Effective Date and ending the day before the second anniversary thereof, and $50 thousand, for each subsequent one-year period, and (ix) provides for a maturity date of November 12, 2008. The obligations of FH Partners, L.P. under the Revolving Credit Agreement are guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.

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

Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of June 30, 2006, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $146 million and outstanding borrowings of $82 million.

Management believes that the Bank of Scotland facilities, the related fees generated from the servicing of assets, equity distributions from existing Acquisition Partnerships and wholly-owned portfolios, as well as sales of interests in equity investments, will allow the Company to meet its obligations as they come due during the next twelve months.

The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of August 9, 2006, and the outstanding borrowings under such facilities as of June 30, 2006.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	August 9,	June 30,
	2006	2006	Interest Rate	Other Terms and Conditions
	(Dollars in millions)

Bank of Scotland $92 million portfolio acquisition and working capital facility (1)	$92	$57	LIBOR + 2.5% - 2.75%	Secured by equity interests and other assets of FirstCity, matures November 2008

Bank of Scotland $50 million portfolio acquisition - revolving credit	50	21	LIBOR + 2.0%	Secured by assets of FH Partners, L.P. and guaranteed by the Company, matures November 2008

American Bank term loan for portfolio acquisition by FC Washington	3	3	Fixed 5.625%	Secured by assets of FC Washington and guaranteed by the Company, matures 2008

Unsecured loans payable to senior management	—	—	Rate based Corporate average cost of funds	Contingent liability related to acquisition of minority interest, matures December 2011

Participation payable	1	1	15% imputed rate	Participation agreement on 33% of net cash flows received on one portfolio

Total	$146	$82

Unconsolidated Acquisition Partnerships Term Facilities (2)	$79	$79	Various rates	Secured by Portfolio Assets, various maturities non-recourse

(1)          The Bank of Scotland facility allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million. At June 30, 2006, the Company had approximately $16.4 million outstanding under the Euro-denominated portion of this facility.

(2)          In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Latin American Acquisition Partnerships also have term debt of approximately $200.8 million outstanding as of June 30, 2006, owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $21.7 million as Loans Receivable on the Consolidated Balance Sheets.

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

The Company currently has investments in Europe and Latin America (i.e. Mexico, Argentina, Dominican Republic and Chile). In Europe, the Company’s investments are in the form of equity and represent a significant portion of the Company’s total equity investments. As of June 30, 2006, one U.S. dollar equaled .80 Euros. A sharp change in the Euro relative to the U.S. dollar could materially adversely affect the financial position and results of operations of the Company. A 5% and 10% incremental depreciation of the Euro would result in an estimated decline in the valuation of the Company’s equity investments in Europe of approximately $1.3 million and $2.4 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Euro relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations. As discussed above, the revolving acquisition facility with Bank of

Scotland for $92 million allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $35 million U.S. dollars. At June 30, 2006, the Company held $16.4 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. Management of the Company feels that this loan agreement will help reduce the risk of adverse effects of currency changes on Euro-denominated investments.

In Mexico, approximately 95% of the Company’s investments are made through U.S. dollar denominated loans to the Partnerships located in Mexico. The remaining investment is in the form of equity in these same Partnerships. The loans receivable are required to be repaid in U.S. dollars. Although the U.S. dollar balance of these loans will not change due to a change in the Mexican peso, the future estimated cash flows of the underlying assets in Mexico could become less valuable as a result of a change in the exchange rate for the Mexican peso, and thus, could affect the overall total returns to the Company on these investments. As of June 30, 2006, one U.S. dollar equaled 11.40 Mexican pesos. A 5% and 10% incremental depreciation of the Mexican peso would result in an estimated decline in the valuation of the Company’s total investments in Mexico of approximately $.9 million and $1.7 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Mexican peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

FirstCity has loans and equity investments in South America—primarily in Argentina Acquisition Partnerships. As of June 30, 2006, one U.S. dollar equaled 3.09 Argentine pesos. The Company estimates that a 5% and 10% incremental depreciation of the Argentine peso would result in a decline in the valuation of the Company’s total investments in Argentina of approximately $.066 million and $.13 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Argentine peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

FirstCity has an equity investment in a Dominican Republic Acquisition Partnership. As of June 30, 2006, one U.S. dollar equaled 33.83 Dominican Republic pesos. The Company estimates that a 5% and 10% incremental depreciation of the Dominican Republic peso would result in a decline in the valuation of the Company’s total investments in Dominican Republic of approximately $.037 million and $.071 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Dominican Republic peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There has been no change in the Company’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to affect, the registrant’s internal control over financial reporting.

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

On January 19, 2005, Prudential Financial, Inc. (“Prudential”) filed a petition in interpleader seeking to interplead 321,211 shares of Prudential common stock and any associated dividends arising from the demutualization of Prudential in December 2000. The shares of Prudential common stock related to group annuity contracts purchased by First-City National Bank of Houston, as trustee of the First City Bancorporation Employee Retirement Trust (the “Trust”) to fund obligations to participants in the First City Bancorporation Employee Retirement Plan (the “Plan”) in connection with termination of the Plan and the Trust in 1987. FirstCity, FCLT Loans Asset Corp. (“FCLT”), an alleged assignee of the FirstCity Liquidating Trust, JP Morgan Chase Bank, National Association (“JP Morgan”), and First-City National Bank of Houston as trustee of the Trust were made defendants in the suit as claimants to the Prudential common stock and dividends. An agreed order dated January 27, 2005, was entered by the Court providing that the Prudential common stock be transferred to JP Morgan as record owner and that JP Morgan sell the stock. The January 27, 2005 order also provided that the proceeds from the sale be held by JP Morgan pending resolution, by agreement or court order, of all conflicting claims to the proceeds. JP Morgan advised that the Prudential common stock was sold on January 28, 2005 for total proceeds of approximately $17.5 million. JP Morgan also received funds in the amount of approximately $489,000, which were dividend payments related to the Prudential common stock. JP Morgan filed a third party action naming Mr. Blair as a third party defendant with an alleged interest in the demutualization proceeds. On October 1, 2005, the court certified a class represented by Mr. Blair.

On March 21, 2006, FirstCity received notice that the 152nd District Court, Harris County, Texas granted FirstCity’s motion for partial summary judgment. The Court’s summary judgment order additionally denied the claims to ownership of the demutualization proceeds by FCLT and Mr. Blair, individually and as representative of the proposed class of employee beneficiaries. The proceeds are being held by JP Morgan pending resolution of the conflicting claims. According to JP Morgan’s report dated as of the close of business June 30, 2006, the demutualization proceeds held by JP Morgan totaled approximately $18 million. The order granting FirstCity’s motion for partial summary judgment rendered judgment in favor of FirstCity as to the ownership of the demutualization proceeds. The summary judgment order is not final, as all claims made by the parties were not addressed by the summary judgment motions filed by the parties to the suit. FirstCity believes that the issues which were not resolved in the Court’s order primarily relate to claims made by FCLT for alleged breach of contract by FirstCity in claiming the demutualization proceeds and alleged tortious interference by FirstCity with FCLT’s alleged right to the demutualization proceeds. Mr. Blair, as class representative, has filed a motion for new trial to set aside the summary judgment in favor of FirstCity and for reconsideration of granting Mr. Blair’s motion for summary judgment. Mr. Blair’s motion was submitted to the Court on April 24, 2006. The Court has not yet entered an order on Mr. Blair’s motion. FCLT has filed a motion for the Court to reconsider its order granting the partial summary judgment for FirstCity. FCLT’s motion was submitted to the Court on May 1, 2006. The Court has not yet entered an order on FCLT’s motion. FirstCity moved for summary judgment on all remaining claims and for entry of a final judgment on May 12, 2006. A hearing was held on that motion on June 23, 2006. The Court has not yet entered an order on FirstCity’s motion for summary judgment on the remaining claims and has not entered a final judgment. FCLT and Mr. Blair have already indicated their intent to appeal a final judgment awarding the demutualization proceeds to FirstCity. The time period for filing of appeals will not begin until a final judgment is entered. FirstCity cannot give any assurances as to the time period for the appeal of any final judgment or the timing of receipt or ultimate amount of proceeds to be received, if any.

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

Contribution and Assumption Agreement, dated August 18, 2000, by and between Funding LP and Drive (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

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

10.12	—

Asset Purchase Agreement, dated June 30, 2006, by and among FirstCity Financial Corporation and its subsidiaries, FirstCity Business Lending Corporation and American Business Lending, Inc.; and AMRESCO SBA Holdings, Inc. and NCS I, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 7, 2006)

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—

Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

32.2*	—

Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

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

Dated: August 9, 2006

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

Contribution and Assumption Agreement, dated August 18, 2000, by and between Funding LP and Drive (incorporated herein by reference to Exhibit 10.42 of the Company’s Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000).

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

10.12	—

Asset Purchase Agreement, dated June 30, 2006, by and among FirstCity Financial Corporation and its subsidiaries, FirstCity Business Lending Corporation and American Business Lending, Inc.; and AMRESCO SBA Holdings, Inc. and NCS I, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 7, 2006)

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—

Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

32.2*	—

Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.