Form 10-Q
period 2006-09-30
FIRSTCITY FINANCIAL CORP
filed 2006-11-09
CIK 828678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐      No ☒

The number of shares of common stock, par value $.01 per share, outstanding at November 9, 2006 was 11,316,937.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$13,036	$12,901
Portfolio Assets, net	78,908	49,346
Loans receivable from Acquisition Partnerships held for investment	7,144	19,606
Loans receivable - other	2,292	—
Equity investments	84,853	83,785
Deferred tax asset, net	20,101	20,101
Service fees receivable from affiliates	1,096	1,103
Other assets, net	5,925	7,870
Discontinued mortgage assets	103	157
Total Assets	$213,458	$194,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable other	$105,963	$89,653
Notes payable to affiliates	—	606
Minority interest	1,800	1,193
Liabilities from discontinued consumer operations	72	121
Other liabilities	3,974	4,385
Total Liabilities	111,809	95,958
Commitments and contingencies (note 11)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued and outstanding: 11,316,937 and 11,307,187, respectively)	113	113
Treasury stock, at cost: 530,300 shares and zero shares, respectively	(5,571)	—
Paid in capital	100,378	99,843
Retained earnings (accumulated deficit)	6,194	(2,058)
Accumulated other comprehensive income	535	1,013
Total Stockholders’ Equity	101,649	98,911
Total Liabilities and Stockholders’ Equity	$213,458	$194,869

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Servicing fees from affiliates	$4,679	$2,891	$10,182	$8,972
Income from Portfolio Assets	2,547	2,124	7,551	6,269
Interest income from affiliates	294	420	1,189	1,293
Interest income from loans receivable - other	17	—	17	—
Other income	654	269	1,846	1,079
Total revenues	8,191	5,704	20,785	17,613
Expenses:
Interest and fees on notes payable — other	1,797	909	5,433	2,619
Interest and fees on notes payable to affiliates	2	9	22	27
Salaries and benefits	4,094	3,571	11,110	11,413
Provision for loan and impairment losses	50	322	101	436
Occupancy, data processing, communication and other	2,688	1,908	6,165	5,574
Total expenses	8,631	6,719	22,831	20,069
Equity in earnings of investments	3,023	1,783	8,044	8,874
Gain on sale of interest in equity investments	2,378	—	2,405	—
Earnings from continuing operations before income taxes and minority interest	4,961	768	8,403	6,418
Income tax benefit (expense)	4	(79)	(140)	(321)
Minority interest	2	3	64	(36)
Earnings from continuing operations	4,967	692	8,327	6,061
Discontinued operations
Loss from discontinued operations	—	(281)	(75)	(378)
Income taxes	—	600	—	600
Net earnings (loss) from discontinued operations	—	319	(75)	222
Net earnings	$4,967	$1,011	$8,252	$6,283
Basic earnings per common share are as follows:
Earnings from continuing operations	$0.45	$0.06	$0.74	$0.54
Discontinued operations	$—	$0.03	$(0.01)	$0.02
Net earnings to common stockholders	$0.45	$0.09	$0.73	$0.56
Weighted average common shares outstanding	11,104	11,298	11,239	11,278
Diluted earnings per common share are as follows:
Earnings from continuing operations	$0.42	$0.05	$0.70	$0.50
Discontinued operations	$—	$0.03	$(0.01)	$0.02
Net earnings to common stockholders	$0.42	$0.08	$0.69	$0.52
Weighted average common shares outstanding	11,711	12,008	11,875	12,012

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Dollars in thousands)

						Retained	Accumulated
						Earnings	Other	Total
	Common Stock		Treasury Stock		Paid in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Equity

Balances, December 31, 2004	11,260,687	$113	—	$—	$99,364	$(10,289)	$3,235	$92,423
Exercise of common stock options	46,500	—	—	—	196	—	—	196
Additional paid-in capital arising from sale of shares by investee	—	—	—	—	283	—	—	283
Comprehensive income:
Net earnings for 2005	—	—	—	—	—	8,231	—	8,231
Translation adjustments	—	—	—	—	—	—	(2,222)	(2,222)
Total comprehensive income								6,009
Balances, December 31, 2005	11,307,187	113	—	—	99,843	(2,058)	1,013	98,911
Exercise of common stock options	9,750	—	—	—	68	—	—	68
Repurchase of common stock	—	—	530,300	(5,571)	—	—	—	(5,571)
Additional paid-in capital arising from stock option compensation expense	—	—	—	—	467	—	—	467
Comprehensive income:
Net earnings for the first nine months of 2006	—	—	—	—	—	8,252	—	8,252
Translation adjustments	—	—	—	—	—	—	(478)	(478)
Total comprehensive income								7,774
Balances, September 30, 2006 (unaudited)	11,316,937	$113	530,300	$(5,571)	$100,378	$6,194	$535	$101,649

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$8,252	$6,283
Adjustments to reconcile net earnings to net cash used in operating activities:
Net (earnings) loss from discontinued operations	75	(222)
Purchase and advances of Portfolio Assets and loans receivable, net	(64,759)	(19,306)
Proceeds applied to principal on Portfolio Assets and loans receivable	32,432	22,092
Income from Portfolio Assets	(7,551)	(6,269)
Capitalized interest and costs on Portfolio Assets and loans receivable	(452)	(217)
Provision for loan and impairment losses	101	436
Equity in earnings of investments	(8,044)	(8,874)
Gain on sale of interest in equity investments	(2,405)	—
Depreciation and amortization	391	661
Stock-based compensation expense related to stock options	467	—
Decrease in service fees receivable from affiliates	7	362
Decrease (increase) in other assets	791	(489)
Change in debt imputed value	(293)	214
Decrease in other liabilities	(539)	(1,722)
Net cash used in operating activities	(41,527)	(7,051)
Cash flows from investing activities:
Property and equipment, net	(135)	(108)
Proceeds from sale of interest in equity investments	8,689	—
Contributions to Acquisition Partnerships and Servicing Entities	(39,406)	(18,373)
Distributions from Acquisition Partnerships and Servicing Entities	63,346	17,907
Net cash provided by (used in) investing activities	32,494	(574)
Cash flows from financing activities:
Borrowings under notes payable — other	106,569	68,622
Payments of notes payable to affiliates	(312)	(34)
Payments of notes payable — other	(91,566)	(56,427)
Repurchase of common stock	(5,571)	—
Proceeds from issuance of common stock	68	162
Net cash provided by financing activities	9,188	12,323
Net cash provided by continuing operations	155	4,698
Cash flows from discontinued operations (Revised - see note 1):
Net cash used in operating activities	(20)	(8,229)
Net cash provided by investing activities	—	1,329
Net cash used in discontinued operations	(20)	(6,900)
Net increase (decrease) in cash and cash equivalents	135	(2,202)
Cash and cash equivalents, beginning of period	12,901	9,724
Cash and cash equivalents, end of period	$13,036	$7,522
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,636	$1,982
Income taxes, net of refunds received	121	317

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Dollars in thousands, except per share data)
(Unaudited)

(1)  Basis of Presentation and Summary of Significant Accounting Policies

The Company

FirstCity Financial Corporation (the “Company” or “FirstCity”) is a financial services company with offices throughout the United States and Mexico, with a presence in France, Germany and South America. At September 30, 2006, the Company was engaged in one principal reportable segment - Portfolio Asset acquisition and resolution.  The portfolio asset acquisition and resolution business involves acquiring portfolios of loans, real estate and other assets or single assets (collectively referred to as “Portfolios” or  “Portfolio Assets”) at a discount to their legal principal balance or appraised value, and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries.

Basis of Presentation

The unaudited consolidated financial statements of FirstCity reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at September 30, 2006, its results of operations for the three and nine month periods ended September 30, 2006 and 2005 and cash flows for the nine month periods ended September 30, 2006 and 2005.  Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K.  Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with current consolidated financial statement presentation.  In the first quarter of 2006, equity in earnings of investments was reclassified outside of revenues, which in prior periods was included with revenues.  Also in the first quarter of 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.  In the second quarter of 2006, the Company reclassified gain on resolution of Portfolio Assets and loan interest income as income from Portfolio Assets.  These items were reported separately in prior periods.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data)—(continued)

FirstCity adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the nine months ended September 30, 2006, reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Note 9 for further details.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations during the three and nine months ended September 30, 2006, included compensation expense for stock-based payment awards that were granted prior to, but were not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 148 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R). As stock-based compensation expense recognized in the statement of operations for the three and nine months ended September 30, 2006, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 148 for the periods prior to 2006, we accounted for forfeitures as they occurred.

(2)  New Accounting Pronouncements

In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, was issued. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect of adopting SFAS No. 157 has not been determined, but it is not expected to have a significant effect on the Company’s consolidated financial position or earnings.

In September 2006, the SEC staff issued Staff Accounting Bulletin Topic 1N, Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be evaluated when determining the materiality of misstatements in the current year financial statements. SAB 108 requires materiality to be determined by considering the effect of prior year misstatements on both the current year balance sheet and income statement, with consideration of their carryover and reversing effects. SAB 108 also addresses how to correct material misstatements. The provisions of SAB 108 are effective for financial statements issued for fiscal years ending after November 15, 2006. The effect of adopting SAB 108 has not been determined, but it is not expected to have a significant effect on our reported financial position or earnings.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable, and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. FirstCity did not adopt in 2006 and does not expect that the adoption of SFAS 156 in future periods will have a material effect on its Consolidated Financial Statements.

In November 2005, the FASB issued FASB Staff Position SFAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”).  FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impaired loss.  FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data)—(continued)

unrealized losses that have not been recognized as other-than-temporary impairments.  The Company adopted the provisions of FSP 115-1 on January 1, 2006, and did not have a significant impact on the Company’s consolidated financial statements.

(3)  Discontinued Operations

Discontinued operations are comprised of two components previously reported as the Company’s residential and commercial mortgage banking business (“Mortgage”) and the consumer lending business (“Consumer”) conducted through the Company’s minority interest investment in Drive Financial Services LP (“Drive”).  Earnings (losses) from discontinued operations, net of taxes, are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Mortgage	$—	$(252)	$(75)	$(346)
Consumer	—	571	—	568
Net earnings (loss) from discontinued operations	$—	$319	$(75)	$222

Mortgage

At September 30, 2006, the only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction. This security is in “run-off,” and the Company is contractually obligated to service these assets.  The cash flows are collected over a period of time and are valued using prepayment assumptions of 32% for fixed rate loans and 33% for variable rate loans. Overall loss rates are estimated at 14% of collateral.  The Company recorded provisions of $54 and $321 in the first nine months of 2006 and 2005, respectively, for losses from discontinued mortgage operations.

In April 2005, the Company exercised an early purchase option on the 1998-1 securitization.  Loans receivable were recorded at $6.1 million in accordance with EITF 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold.  FirstCity evaluated each loan at the acquisition date to determine whether there was evidence of credit deterioration since origination.  At September 30, 2006, the acquired loans are included in Portfolio Assets in the consolidated balance sheet and classified as either “loans acquired with credit deterioration” or “loans acquired with no credit deterioration.”

Consumer

There were no consumer assets held for sale as of September 30, 2006 and December 31, 2005.  Liabilities from discontinued consumer operations consisted of state taxes payable at September 30, 2006.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data)—(continued)

(4)  Portfolio Assets

Portfolio Assets are summarized as follows:

	September 30,	December 31,
	2006	2005
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$7,123	$10,528
Performing Portfolio Assets	5,612	12,029
Loans Acquired After 2004
Loans acquired with credit deterioration	56,282	12,703
Loans acquired with no credit deterioration	3,076	3,976
Outstanding balance	72,093	39,236
Allowance for loan losses	(192)	(163)
Carrying amount of loans, net of allowance	71,901	39,073

Real Estate Portfolios	4,875	8,018
Other	2,132	2,255
Portfolio Assets, net	$78,908	$49,346

Income from Portfolio Assets is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$540	$1,080	$2,392	$3,663
Performing Portfolio Assets	412	399	1,293	1,746
Loans Acquired After 2004
Loans acquired with credit deterioration	1,403	250	2,412	361
Loans acquired with no credit deterioration	93	176	277	250
Real Estate Portfolios	123	169	995	199
Other	(24)	50	182	50
Income from Portfolio Assets	$2,547	$2,124	$7,551	$6,269

Portfolio Assets are pledged to secure notes payable that are non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.  See Note 2 to the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006 for a description of the Revolving Credit agreement between FH Partners, L.P. and Bank of Scotland, which is guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.

The Company recorded a provision for loan and impairment losses on Portfolio Assets of approximately $101 for the nine month period ended September 30, 2006, which is comprised of a $24 impairment charge on real estate portfolios and a $77 allowance for loan losses, net of recoveries.  For the nine month period ended September 30, 2005, the Company recorded an allowance for impairment on Portfolio Assets of $436, which is comprised of a $17 impairment charge on real estate portfolios and a $419 allowance for loan losses.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data)—(continued)

The changes in the allowance for loan losses are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Beginning Balance	$(197)	$(114)	$(163)	$—
Provisions	(42)	(315)	(183)	(429)
Recoveries	14	10	106	10
Charge Offs	33	—	48	—
Ending Balance	$(192)	$(419)	$(192)	$(419)

Changes in accretable yield for loans acquired with credit deterioration are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Beginning Balance	$9,660	$2,830	$3,765	$—
Additions	9,710	326	16,614	3,267
Accretion	(980)	(250)	(1,984)	(361)
Reclassification from (to) nonaccretable difference	(111)	—	(111)	—
Disposals	(423)	(206)	(428)	(206)
Ending Balance	$17,856	$2,700	$17,856	$2,700

Loans acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Face value at acquisition	$132,926	$1,354	$176,566	$15,851
Cash flows expected to be collected at acquisition	39,608	1,311	69,572	15,004
Basis in acquired loans at acquisition	29,898	985	52,958	11,737

(5)  Loans Receivable

Loans receivable from Acquisition Partnerships held for investment are summarized as follows:

	September 30,	December 31,
	2006	2005
Latin America	$1,360	$16,098
Europe	3,411	1,674
Domestic	2,373	1,834
	$7,144	$19,606

In August 2006, FirstCity completed a restructuring of its investments in Mexico in a transaction with American International Group, Inc. (“AIG”).  As a result, FirstCity eliminated substantially all of its loans receivable from Mexico acquisition partnerships (see Note 6).

There were no provisions recorded on these loans during the first nine months of 2006 and 2005.  The loans receivable from Acquisition Partnerships are secured by the assets/loans acquired by the partnerships with purchase money loans provided by affiliates of the investors to the partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data)—(continued)

to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment are necessary.

Equity method losses which were recorded to reduce the loans and interest receivable from certain Mexican partnerships were      zero and $.5 million during the first nine months of 2006 and 2005, respectively, in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee, and EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses.

In September 2006, FirstCity invested $2.3 million in the form of a loan to a Canadian real estate development company.

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

Condensed Combined Balance Sheets

	September 30,	December 31,
	2006	2005
Assets	$391,925	$444,825
Liabilities	$185,266	$340,881
Net equity	206,659	103,944
	$391,925	$444,825

Equity investment in Acquisition Partnerships	$79,096	$77,893
Equity investment in servicing entities	5,757	5,892
	$84,853	$83,785

Condensed Combined Summary of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income from Portfolio Assets	$26,066	$16,935	$64,572	$59,477
Other income	336	252	1,884	621
Revenues	26,402	17,187	66,456	60,098
Interest expense	4,931	3,559	11,239	11,736
Service fees	5,486	5,416	12,681	14,803
Other operating costs	7,914	9,037	17,154	21,752
Foreign currency (gains) losses	(4,660)	(113)	8,558	(9,188)
Income taxes	234	269	596	1,070
Expenses	13,905	18,168	50,228	40,173
Net earnings (loss)	$12,497	$(981)	$16,228	$19,925

Equity in earnings of Acquisition Partnerships	$2,992	$1,975	$7,811	$8,385
Equity in earnings (loss) of servicing entities	31	(192)	233	489
	$3,023	$1,783	$8,044	$8,874

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data)—(continued)

The assets and equity of the Acquisition Partnerships and equity investments in the Acquisition Partnerships are summarized by geographic region below. The WAMCO Partnerships represent limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.  MinnTex Investment Partners LP is considered to be a significant subsidiary of FirstCity.

	September 30,	December 31,
	2006	2005
Assets:
Domestic:
WAMCO Partnerships	$138,676	$166,213
MinnTex Investment Partners LP	148	307
Other	10,718	10,410
Latin America	177,301	185,702
Europe	65,082	82,193
	$391,925	$444,825

Equity (deficit):
Domestic:
WAMCO Partnerships	$79,582	$111,329
MinnTex Investment Partners LP	126	283
Other	5,012	5,485
Latin America	70,189	(79,527)
Europe	51,750	66,374
	$206,659	$103,944
Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$39,052	$51,772
MinnTex Investment Partners LP	42	93
Other	2,379	2,825
Latin America	19,251	2,771
Europe	18,372	20,432
	$79,096	$77,893

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data)—(continued)

Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings (loss) of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Domestic:
WAMCO Partnerships	$6,719	$4,591	$21,218	$21,599
MinnTex Investment Partners LP	353	991	1,242	4,098
Other	27	866	323	932
Latin America	14,382	6,053	27,206	17,267
Europe	4,921	4,686	16,467	16,202
	$26,402	$17,187	$66,456	$60,098

Net earnings (loss):
Domestic:
WAMCO Partnerships	$3,233	$2,079	$10,538	$9,706
MinnTex Investment Partners LP	321	900	1,118	3,676
Other	(460)	614	(590)	381
Latin America	6,307	(7,522)	(6,001)	(4,777)
Europe	3,096	2,948	11,163	10,939
	$12,497	$(981)	$16,228	$19,925
Equity in earnings (loss) of Acquisition
Partnerships:
Domestic:
WAMCO Partnerships	$1,394	$1,162	$5,026	$4,518
MinnTex Investment Partners LP	106	297	369	1,213
Other	(218)	325	(259)	277
Latin America	815	(441)	(316)	(250)
Europe	895	632	2,991	2,627
	$2,992	$1,975	$7,811	$8,385

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data)—(continued)

Combining statements of operations for the WAMCO Partnerships follow. WAMCO 30, WAMCO 31 and WAMCO 33 are considered to be significant subsidiaries of FirstCity.

Three Months Ended September 30, 2006

	WAMCO	WAMCO	WAMCO	Other
	30	31	33	Partnerships	Combined
Income from Portfolio Assets	$576	$294	$1,817	$3,855	$6,542
Other income, net	3	18	37	119	177
Revenues	579	312	1,854	3,974	6,719
Interest and fees expense — affiliate	—	—	—	(142)	(142)
Interest and fees expense — other	(146)	(160)	(199)	(592)	(1,097)
Provision for loan and impairment losses	26	120	126	(869)	(597)
Service fees — affiliate	(70)	(35)	(234)	(525)	(864)
General, administrative and operating expenses	(79)	(67)	(38)	(602)	(786)
Expenses	(269)	(142)	(345)	(2,730)	(3,486)
Net earnings	$310	$170	$1,509	$1,244	$3,233

Three Months Ended September 30, 2005

	WAMCO	WAMCO	WAMCO	Other
	30	31	33	Partnerships	Combined
Income from Portfolio Assets	$475	$407	$1,900	$1,775	$4,557
Other income, net	5	8	—	21	34
Revenues	480	415	1,900	1,796	4,591
Interest and fees expense — affiliate	—	—	—	(225)	(225)
Interest and fees expense — other	(15)	(281)	(443)	(10)	(749)
Provision for loan and impairment losses	(52)	—	169	(52)	65
Service fees — affiliate	(81)	(76)	(287)	(254)	(698)
General, administrative and operating expenses	(75)	(61)	(192)	(577)	(905)
Expenses	(223)	(418)	(753)	(1,118)	(2,512)
Net earnings (loss)	$257	$(3)	$1,147	$678	$2,079

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data)—(continued)

Nine Months Ended September 30, 2006

	WAMCO	WAMCO	WAMCO	Other
	30	31	33	Partnerships	Combined
Income from Portfolio Assets	$1,995	$1,524	$4,418	$11,825	$19,762
Other income, net	18	30	48	1,360	1,456
Revenues	2,013	1,554	4,466	13,185	21,218
Interest and fees expense — affiliate	—	—	—	(467)	(467)
Interest and fees expense — other	(200)	(584)	(823)	(814)	(2,421)
Provision for loan and impairment losses	(41)	—	(60)	(1,726)	(1,827)
Service fees — affiliate	(268)	(225)	(677)	(1,871)	(3,041)
General, administrative and operating expenses	(287)	(133)	(335)	(2,169)	(2,924)
Expenses	(796)	(942)	(1,895)	(7,047)	(10,680)
Net earnings	$1,217	$612	$2,571	$6,138	$10,538

Nine Months Ended September 30, 2005

	WAMCO	WAMCO	WAMCO	Other
	30	31	33	Partnerships	Combined
Income from Portfolio Assets	$1,775	$3,051	$5,355	$11,334	$21,515
Other income, net	10	22	—	52	84
Revenues	1,785	3,073	5,355	11,386	21,599
Interest and fees expense — affiliates	—	—	(893)	(652)	(1,545)
Interest and fees expense — other	(166)	(911)	(592)	(81)	(1,750)
Provision for loan losses	(109)	—	(506)	(223)	(838)
Service fees — affiliate	(264)	(435)	(664)	(1,134)	(2,497)
General, administrative and operating expenses	(320)	(253)	(435)	(4,255)	(5,263)
Expenses	(859)	(1,599)	(3,090)	(6,345)	(11,893)
Net earnings	$926	$1,474	$2,265	$5,041	$9,706

Statements of operations for MinnTex Investment Partners LP for the three and nine month periods ended September 30, 2006 and 2005 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income from Portfolio Assets	$353	$988	$1,239	$4,090
Other income	—	3	3	8
Revenues	353	991	1,242	4,098
Service fees — affiliate	(30)	(86)	(111)	(402)
General, administrative and operating expenses	(2)	(5)	(13)	(20)
Expenses	(32)	(91)	(124)	(422)
Net earnings	$321	$900	$1,118	$3,676

FirstCity holds variable interests in certain Acquisition Partnerships, which would be characterized as variable interest entities (“VIE”), as defined in FIN 46R, Consolidation of Variable Interest Entities (“FIN 46R”). However, FirstCity is not deemed to be the primary beneficiary of any of these entities based on the criteria set forth in FIN 46R. At September 30, 2006, FirstCity’s maximum exposure to loss as a result of its involvement with the VIEs is $24.2 million.

At September 30, 2006, the Company had $16.0 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data)—(continued)

Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was ($1.7) million for the nine months ended September 30, 2006 and $1.2 million for the same period in 2005.

During the third quarter of 2006 FirstCity completed a total restructure of its investments in Mexico in a transaction which aligned FirstCity with American International Group, Inc.  FirstCity received a payment of approximately $2 million of consulting fees and recorded a gain on sale of $1.1 million in the third quarter from the sale of certain assets by Cargill Financial Services International, Inc. and FirstCity affiliates as a result of this restructure. The net impact for the quarter from this transaction was $2.2 million net of expenses and intercompany eliminations.  Subsequent to this transaction, Bidmex Holding LLC now owns 100% of the related Mexican investments, and FirstCity has a 9% senior and 6% subordinated equity investment in Bidmex Holding LLC.  The Company will evaluate the subordinated investment for impairment quarterly.

(7)  Segment Reporting

The Company is engaged in one reportable segment - Portfolio Asset acquisition and resolution.  The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to face value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries.  The following is a summary of results of operations for the Portfolio Asset acquisition and resolution segment and reconciliation to earnings from continuing operations for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$4,679	$2,891	$10,182	$8,972
Income from Portfolio Assets	2,547	2,124	7,551	6,269
Interest income from affiliates	294	420	1,189	1,293
Interest income from loans receivable - other	17	—	17	—
Other	281	141	1,113	718
Total	7,818	5,576	20,052	17,252
Expenses:
Interest and fees on notes payable	1,799	918	5,455	2,646
Salaries and benefits	3,120	2,852	8,557	9,039
Provision (recovery) for loan and impairment losses	50	322	101	436
Occupancy, data processing, communication and other	2,002	1,223	4,194	3,522
Minority interest	(2)	(3)	(64)	36
Total	6,969	5,312	18,243	15,679
Equity in earnings of investments	3,023	1,783	8,044	8,874
Gain on sale of interest in equity investments	2,378	—	2,405	—
Operating contribution before direct taxes	$6,250	$2,047	$12,258	$10,447
Operating contribution, net of direct taxes	$6,218	$2,020	$12,095	$10,263

Corporate Overhead:
Salaries and benefits, occupancy, professional and other income and expenses, net	1,251	1,328	3,768	4,202
Earnings from continuing operations	$4,967	$692	$8,327	$6,061

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data)—(continued)

Revenues and equity in earnings of investments from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Domestic	$4,953	$4,692	$16,344	$15,418
Canada	17	—	17	—
Latin America	4,761	2,088	7,902	7,458
Europe	1,110	579	3,833	3,250
Total	$10,841	$7,359	$28,096	$26,126

Total assets for the Portfolio Asset acquisition and resolution segment and a reconciliation to total assets are as follows:

	September 30,	December 31,
	2006	2005
Cash	$13,036	$12,901
Portfolio acquisition and resolution assets:
Domestic	115,349	105,938
Latin America	28,220	19,764
Europe	27,463	27,699
Loans receivable and interest receivable - other	2,309	—
Deferred tax asset, net	20,101	20,101
Other non-earning assets, net	6,877	8,309
Discontinued mortgage assets	103	157
Total assets	$213,458	$194,869

(8)  Earnings per Common Share

Basic net earnings per common share calculations are based upon the weighted average number of common shares outstanding. Potentially dilutive common share equivalents include warrants and employee stock options in the diluted earnings per common share calculations.  Basic and diluted earnings from continuing operations per share were determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Earnings from continuing operations	$4,967	$692	$8,327	$6,061
Weighted average outstanding shares of common stock	11,104	11,298	11,239	11,278
Dilutive effect of:
Warrants	328	340	336	343
Employee stock options	279	370	300	391
Weighted average outstanding shares of common stock and common stock equivalents	11,711	12,008	11,875	12,012
Earnings from continuing operations per share:
Basic	$0.45	$0.06	$0.74	$0.54
Diluted	$0.42	$0.05	$0.70	$0.50

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data)—(continued)

(9)  Stock-Based Compensation

The Company has stock option and award plans for the benefit of key individuals, including its directors, officers and key employees. The plans are administered by a committee of the Board of Directors and provide for the grant of up to a total of 800,000 shares (net of shares cancelled and forfeited) of Common Stock.  The Company previously had a 1995 Stock Option and Award Plan, and a 1996 Stock Option and Award Plan, which provided for a grant of up to 700,000 shares.  Both plans expired in 2005 pursuant to their terms, with existing options remaining in accordance with the terms of each grant.  Stock option awards are granted with an exercise price equal to the market price of FirstCity’s shares at the date of grant; those stock option awards generally vest 25% each year from the date of grant and have 10-year contractual terms.  Certain stock options issued to non-employee directors were exercisable immediately.

FirstCity adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three and nine month periods ended September 30, 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, we recognized compensation expense using the straight-line amortization method. For stock-based awards granted after January 1, 2006, the Company recognizes compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, FirstCity recognizes compensation expense using a straight-line amortization method. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three and nine month periods ended September 30, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, FirstCity considers voluntary termination behaviors as well as trends of actual option forfeitures. The impact on the results of operations of recording stock-based compensation for the three and nine month periods ended September 30, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Amount of compensation cost recognized in income	$221	$—	$467	$—
Tax benefit recognized in income	$—	$—	$—	$—
Amount capitalized as part of an asset	$—	$—	$—	$—

SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. As a result of substantial net operating loss carryforwards, the Company currently does not record deferred tax assets attributable to stock compensation costs nor does it utilize tax deductions for exercised options. Cash received from options exercised during the nine month periods ended September 30, 2006 and 2005 was $68 and $162, respectively.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company estimated the expected term of unvested options by taking the average of the vesting term remaining and the contractual term of the option, as illustrated in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.  The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life.  The following assumptions were used for each respective period:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data)—(continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average grant date fair value	$6.71	$—	$6.71	$—
Volatility	82%	0%	82%	0%
Risk-free interest rate	4.88%	0.00%	4.88%	0.00%
Expected life in years	5	0	5	0
Dividend yield	Zero	Zero	Zero	Zero

A summary of stock option activity as of September 30, 2006 and changes during the period then ended is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at January 1, 2006	755,850	$7.02
Granted	35,000	9.84
Exercised	(9,750)	6.93
Expired	—	—
Forfeited	(2,000)	27.25
Outstanding at September 30, 2006	779,100	$7.10	6.26	$3,538
Exercisable at September 30, 2006	550,450	$6.23	5.34	$3,130

The total intrinsic value of stock options exercised during the three and nine month periods ended September 30, 2006 were $16 and $36, respectively.  The total intrinsic value of stock options exercised during the three and nine month periods ended September 30, 2005 were $29 and $322, respectively.  As of September 30, 2006, there was approximately $1.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted average period of 2.3 years.

A summary of the status and changes of FirstCity’s nonvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2006	253,525	$6.58
Granted	35,000	$6.71
Vested	(59,875)	$5.52
Forfeited	—	—
Nonvested at September 30, 2006	228,650	$6.88

Prior to the adoption of SFAS No. 123(R), FirstCity provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Employee stock-based compensation expense recognized under SFAS 123(R) was not reflected in the results of operations for the three and nine month periods ended September 30,

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data)—(continued)

2005 for employee stock option awards, as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

The pro forma information for the three and nine month periods ended September 30, 2005 was as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net earnings to common stockholders, as reported	$1,011	$6,283
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(76)	(226)
Pro forma net earnings to common stockholders	$935	$6,057
Net earnings per common share:
Basic — as reported	$0.09	$0.56
Basic — pro forma	$0.08	$0.54
Diluted — as reported	$0.08	$0.52
Diluted — pro forma	$0.08	$0.50

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

In August 2000, FirstCity Consumer Lending Corporation (“Consumer Corp.”) and FirstCity Funding LP (“Funding LP”) contributed all of the assets utilized in the operations of the automobile finance operation to Drive Financial Services LP (“Drive”) pursuant to the terms of a Contribution and Assumption Agreement by and between Consumer Corp. and Drive, and a Contribution and Assumption Agreement by and between Funding LP and Drive (collectively, the “Contribution Agreements”). Drive assumed substantially all of the liabilities of the automobile finance operation as set forth in the Contribution Agreements.  In addition, pursuant to the terms of a Securities Purchase Agreement dated as of August 18, 2000 (the “2000 Securities Purchase Agreement”), by and among FirstCity, Consumer Corp., Funding LP, and FirstCity Funding GP Corp. (“Funding GP”), IFA Drive GP Holdings LLC (“IFA-GP”) and IFA Drive LP Holdings LLC (“IFA-LP”); FirstCity, Consumer Corp., Funding LP and Funding GP made various warranties concerning (i) their respective organizations, (ii) the automobile finance operation conducted by Consumer Corp. and Funding LP, and (iii) the assets transferred by Consumer Corp. and Funding LP to Drive. The Company, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS (USA), IFA-GP and IFA-LP from damages resulting from a breach of any representation or warranty contained in the 2000 Securities Purchase Agreement or otherwise made by the Company, Consumer Corp. or Funding LP in connection with the transaction. All indemnity obligations under the 2000 Securities Purchase Agreement terminated

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data)—(continued)

after thirty (30) months, with the exception of tax-related representations and warranties which survive for a period of seven (7) years from August 25, 2000 (the “2000 Closing Date”). Neither the Company, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2000 Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold.  Management of the Company believes that FirstCity will not have to pay any amounts related to these agreements.

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

FirstCity has minority interests in various limited-life partnerships with a carrying value of $.8 million at September 30, 2006. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at September 30, 2006 is $2.6 million.

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

During the period from December 1998 to March 2005, FirstCity Mexico, Inc. and Strategic Mexican Investment Partners, L.P. (“SMIP”), each affiliates of FirstCity and Cargill Financial Services International, Inc. (“CFSI”) and, in some instances, other investors, acquired 12 residential and commercial non-performing loan portfolios from financial institutions in Mexico (the “Mexican Portfolios”).  Each portfolio was acquired by a Mexican limited liability company (each a “Mexican SRL”) that was owned by a Delaware limited liability company formed by each investor group.  On August 8, 2006, SMIP and National Union Fire Insurance Company of Pittsburgh, Pa., American General Life Insurance Company and American General Life and Accident Insurance Company, affiliates of AIG Global Asset Management Holdings Corp. (collectively the “AIG Entities”) formed Bidmex Holding, LLP for the purpose of acquiring the Mexican Portfolios by purchasing the interests of Cargill and SMIP in eleven of the Mexican limited liability companies (the “LLCs”) and purchasing the loan portfolio of one of the Mexican limited liability companies (the “Purchased Portfolio”) for an aggregate purchase price of $1,298,820,000 Mexican Pesos, which was the equivalent of $119,258,457 U.S. Dollars as of that date (the “Aggregate Purchase Price”).  SMIP acquired 15% of the membership interests in Bidmex Holding, LLC.  A 9% interest acquired by SMIP is of equivalent standing to membership interests held by the AIG affiliates representing 85% of the membership interests.  The remaining 6% membership interest acquired by SMIP is subordinate to the other owners of interests in Bidmex Holding, LLC, who will receive the return of and a return on their contribution equivalent to an 9% internal rate of return with respect to their interests prior to SMIP receiving the return of and a return on its capital contribution equivalent to a 9% internal rate of return with respect to its 6% interest.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data)—(continued)

Also on August 8, 2006, an Interest Purchase and Sale Agreement was entered into by and among Bidmex Holding, LLC (“Buyer”), as buyer, and SMIP and CFSI (collectively, the “Sellers”), as seller, and eleven of the LLCs and the AIG entities as additional parties.  In the Interest Purchase and Sale Agreement, the Sellers and the LLCs made various representations and warranties concerning (i) the existence and ownership of the LLCs and the related Mexican SRLs, (ii) the assets and liabilities of the LLCs, (iii) taxes related to periods prior to August 8, 2006, and (iv) the operations of the LLCs and SRLs.  The Sellers agreed to indemnify the Buyer and AIG Entities from damages resulting from a breach of any representation or warranty contained in the Interest Purchase and Sale Agreement on a several and not joint basis according to their respective ownership percentages in each LLC as to any matter related to a particular LLC, or on the basis of 80% to CFSI and 20% to SMIP as to any matter that could not be identified to a particular LLC.  The indemnity obligation under the Interest Purchase and Sale Agreement survives for a period of the statute of limitations for matters related to taxes, existence and authority, capitalization and good standing of the LLCs and SRLs and for a period of two years from August 8, 2006, the closing date with respect to all other representations and warranties.  The Sellers are not required to make any payments as a result of the indemnity provisions of the Interest Purchase and Sale Agreement until the aggregate amount payable under that agreement and the Asset Purchase Agreement exceeds $250,000; however, claims related to taxes and fraud are not subject to this $250,000 threshold.  The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Interest Purchase and Sale Agreement and the Asset Purchase Agreement to the Aggregate Purchase Price (without duplication of amounts recovered pursuant to the terms of the Asset Purchase Agreement).

Also on August 8, 2006, Bidmex Holding, LLC entered into an Agreement for the Onerous Transfer of Loans and Litigious Rights (the “Asset Purchase Agreement”) between and among Residencial Oeste, S. de R.L. de C.V., as seller (the “Asset Seller”), an affiliate of CFSI and SMIP, Residencial Oeste 2, S. de R.L. de C.V., as purchaser (the “Asset Purchaser”), and CFSI, SMIP, and Bidmex Acquisition, LLC, the parent of the Asset Purchaser, as additional parties.  The Asset Purchase Agreement provides for the sale of the loan portfolio owned by the Seller to the Purchaser for a purchase price of $109,514,735 Mexican Pesos, the equivalent of $10,055,711 on the closing date, which purchase price is part of the Aggregate Purchase Price.  In the Asset Purchase Agreement, the Asset Seller and the Sellers made various representations and warranties concerning (i) the existence and ownership of the Seller, (ii) the ownership of the loan portfolio, (iii) taxes related to periods arising prior to the closing date, and (iv) the existence of the loans comprising the loan portfolio and other matters related to the loan portfolio.  The Asset Seller agreed to indemnify the Asset Purchaser from damages resulting from a breach of any representation or warranty.  The indemnity obligation under the Asset Purchase Agreement survives for a period of the statute of limitations for matters related to existence and ownership of the Seller, ownership of the loans, and taxes for periods prior to August 8, 2006, and for a period of two years from August 8, 2006, with respect to all other representations and warranties.  The Seller is not required to make any payments as a result of the indemnity provisions of the Asset Purchase Agreement until the aggregate amount payable under that Agreement exceeds $25,000; however, claims related to taxes and fraud are not subject to this $25,000 threshold.  The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Asset Purchase Agreement to the Aggregate Purchase Price.

In connection with the Interest Purchase and Sale Agreement, Recuperación de Carteras Mexicanas, S. de R.L. de C.V., as optionor (“RCM”), an affiliate of SMIP and CFSI, granted a put option dated August 8, 2006 to Bidmex Holding, LLC, as optionee, pursuant to the terms of a Put Option Agreement by and among RCM, Bidmex Holding, LLC, and Bidmex 6, LLC, the parent entity of RCM and SMIP.  RCM granted a put option to Bidmex Holding, LLC related to the purchase of any loan of Solución de Activos Residenciales, S. de R.L. de C.V. or Solución de Activos Comerciales, S. de R.L. de C.V., each a Mexican SRL, if any borrowing on a loan made by those entities has filed or files a challenge in a legal proceeding related to any such loan based on, in addition to any other defense claims, a claim on grounds related to the Mexican Supreme Court Ruling that has put into issue the actions required for transfer of loans by Mexican financial institutions after August 2003, provided that any such challenge is asserted on or before the earlier of (i) the reversal of the Supreme Court Ruling, or (ii) February 1, 2008.  The purchase price for any loan under the put option is to be the allocated purchase price set by the parties for the loan, plus certain expenses related to the transfer and collection of the loan, plus any taxes paid or payable with respect to the cash flow from each loan, reduced by any cash flow received by Bidmex Holding, LLC with respect to the loan.

Also in connection with the Interest Purchase and Sale Agreement, FirstCity entered executed a Guaranty dated as of August 8, 2006, in favor of Bidmex Holding, LLC, Asset Purchaser, and the AIG Entities, pursuant to which FirstCity guaranteed that FirstCity would cause and enable SMIP to perform its obligations under the Interest Purchase and Sale Agreement and Asset Purchase Agreement, that SMIP would perform and fulfill its obligations under those agreements and also that the payments provided for in those agreements would be promptly paid when due.  FirstCity’s obligations under the Guaranty are subject to any beneficiary obtaining judgment against SMIP regarding the performance of any obligation for which such beneficiary is seeking FirstCity’s guaranty.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data)—(continued)

On September 22, 2006, FirstCity NPL S.A., a Chilean affiliate of FirstCity Chile Ltda and FirstCity, entered into a revolving line of credit with a maximum loan amount in Chilean pesos equivalent to $10,000,000 U.S. Dollars with CORPBANCA Sociedad Anónima Bancaria (“CB”) to finance the purchase of delinquent and due accounts.  The revolving line of credit was structured by Corpbanca Asesorías Financieras S.A. (“CAF”).  Pursuant to the terms of the credit facility, FirstCity NPL S.A. was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  FirstCity obtained a letter of credit in the amount of $8,000,000 from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $8,000,000 letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

(12)  Equity

On August 14, 2006, FirstCity announced that the Board of Directors authorized a stock repurchase plan providing for the purchase of up to one million shares of the company’s common stock, with purchases to be made over a period of twelve months.  In the third quarter of 2006, FirstCity repurchased 530,300 shares of the Company’s common stock on the open market for a total of $5.6 million.

(13)  Subsequent Events

On November 1, 2006, FirstCity and Bank of Scotland, as agent for the lenders, entered into an Amendment No. 4 to Revolving Credit Agreement, dated as of October 31, 2006 (the “Amendment”).  The Amendment amended the existing $96,000,000 revolving credit facility entered into on November 12, 2004, to increase the revolving credit facility to $175,000,000 that matures on November 12, 2010.  The Amendment made the following changes to the existing loan facility that is used to finance the senior debt and equity portion of portfolio and asset purchases made by FirstCity and to provide for the issuance of letters of credit and working capital loans: (i) increased the maximum outstanding amount of loans and letters of credit issued under the loan facility that may be outstanding under the loan facility to $175,000,000; (ii) reduced the available interest rates under the loan facility by 0.5% per annum; (iii) increased the maximum value for assets that can be included in the borrowing base from the acquisition of portfolio assets in certain countries as follows (a) Mexico increased to $30,000,000, (b) Brazil increased to $5,000,000, (c) Chile to $10,000,000, and (d) Argentina or Uruguay to $6,000,000; (iv) increased the limit for Loans that can be borrowed in Euros under the loan facility to $50,000,000; (v) increased the maximum amount of letters of credit that can be issued under the loan facility to $40,000,000; (vi) increased the maximum amount of working capital loans that can be outstanding under the loan facility to $35,000,000; (vii) provided for an additional upfront fee paid to Bank of Scotland in the amount of $830,000; (viii) amended the requirement for the ratio of EBITDA to Interest Coverage to be not less than 1.50 to 1.00 for each twelve month period, and added a new covenant that FirstCity must maintain a ratio of Cumulative Current Recovered and Projected Collections to Cumulative Original Projected Collections of not less than 0.90 to 1.00; and (ix) extended the maturity date for the loan facility to November 12, 2010.  The obligations of FirstCity under the Revolving Credit Agreement are guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and are secured by security interests in substantially all of the assets of FirstCity and its wholly-owned subsidiaries.

In October 2006, FirstCity invested $16.0 million in the form of a loan to a domestic real estate investment partnership, which will be included on the consolidated balance sheets as loans receivable — other.

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

During the third quarter of 2006, the Company recorded earnings to common stockholders on a diluted basis of $5.0 million or $.42 per common share. The operating contribution from the Portfolio Asset acquisition and resolution segment was $6.2 million compared with $2.0 million for the same period in 2005. During the third quarter of 2006, the Company received $2 million in consulting fees related to the sale of certain assets in Latin America which occurred as a result of the restructure of the Company’s investments in Mexico. In addition, the Company recorded a gain on the sale of equity investments of $2.4 million. This gain consisted of: 1) one domestic equity investment resulting in a gain of $1.3 million and; 2) a partial sale of Latin American equity investments resulting in a gain of $1.1 million.

The Company invested $31.5 million in portfolio acquisitions during the quarter bringing the year to date acquisitions to $73.8 million. In addition to the portfolio acquisitions during this period, FirstCity invested $1.4 million in partnerships as well as $2.3 million in the form of a loan to a Canadian real estate development company. As a result, earning assets (equity investment, inventory, loans receivable, and interest receivable) increased to $173.3 million.

Management remains positive on the outlook of the Company.  The acquisitions for the quarter contributed to a $21.1 million net increase in the primary earning assets base of the Company and FirstCity is currently evaluating 33 different transactions representing over $3 billion in face value of assets.

During the third quarter FirstCity completed a total restructure of its investments in Mexico in a transaction which aligned FirstCity with American International Group, Inc. (“AIG”).  The details of the restructure are provided in Note 6 to the Consolidated Financial Statements.

Subsequent to quarter end, the Company was able to secure an increase in its revolving line of credit with the Bank of Scotland up to a maximum of $175 million.  The original line of credit was $96 million and, in accordance with the terms of the agreement, had been reduced to $90.7 million.   As a result of the amended agreement, the net increase in availability of funds through the line of credit is $84.3 million.  In addition, the interest rate decreased 50 basis points.

The Company’s financial results are affected by many factors including levels of, and fluctuations in, interest rates, fluctuations in the underlying values of real estate and other assets, the timing of, and ability to, liquidate assets, and the availability and prices for loans and assets acquired in all of the Company’s businesses. The Company’s business and results of operations are also affected by the availability of financing with terms acceptable to the Company and the Company’s access to capital markets, including the securitization markets.

As a result of the significant period to period fluctuations in the revenues and earnings and losses of the Company’s Portfolio Asset acquisition and resolution business, period to period comparisons of the Company’s results of continuing operations may not be meaningful.

Components of the results for the three and nine month periods ended September 30, 2006 and 2005, respectively, are detailed below (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Portfolio Asset Acquisition and Resolution	$6,218	$2,020	$12,095	$10,263
Corporate overhead	(1,251)	(1,328)	(3,768)	(4,202)
Earnings from continuing operations	4,967	692	8,327	6,061
Earnings (loss) from discontinued operations, net of taxes	—	319	(75)	222
Net earnings to common stockholders	$4,967	$1,011	$8,252	$6,283
Diluted earnings per common share	$0.42	$0.08	$0.69	$0.52

Results of Operations

The following discussion and analysis is based on the segment reporting information presented in note 7 of the Consolidated Financial Statements of the Company and should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

Third Quarter 2006 Compared to Third Quarter 2005

The Company reported net earnings of $5.0 million in the third quarter of 2006 compared to $1.0 million in the third quarter of 2005. On a per share basis, diluted net earnings to common stockholders were $.42 in the third quarter of 2006 compared to $.08 in the third quarter of 2005.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset acquisition and resolution segment was $6.2 million in the third quarter of 2006 compared to $2.0 million in the third quarter of 2005. FirstCity invested $31.5 million in Portfolio acquisitions during the third quarter of 2006, of which $8.2 million and $23.3 million were acquired through Acquisitions Partnerships and wholly-owned Portfolios, respectively, compared to $18.1 million in the third quarter of 2005, which was comprised of $14.7 million through Acquisition Partnerships and $3.4 million through wholly-owned Portfolios.  The quarter-end investment in Portfolio Assets increased to $78.9 million at September 30, 2006, from $43.2 million at September 30, 2005, as a result of acquisitions of approximately $56.0 million since the third quarter of 2005. In addition to the portfolio acquisitions during the third quarter of 2006, FirstCity invested $2.3 million in the form of a loan to a Canadian real estate development company.

Servicing fee revenues.  Servicing fee revenues increased to $4.7 million in the third quarter of 2006 compared to $2.9 million in the third quarter of 2005 primarily due to a payment of $2.0 million from the sale of a portfolio in Latin America.

Income from Portfolio Assets.  Income from Portfolio Assets increased to $2.5 million in the third quarter of 2006 from $2.1 million in the third quarter of 2005 due to increased purchases of portfolio assets and an increase in the resolution of portfolio assets.  FirstCity’s average investment in wholly owned domestic portfolio assets was $62 million and $42.8 million during the third quarters of 2006 and 2005, respectively.

 Interest income from affiliates.  Interest income from affiliates decreased to $.3 million in the third quarter of 2006 from $.42 million in the third quarter of 2005 due to the conversion of loans to equity as part of the restructure of investments in Mexico.

Other income. Other income increased to $.28 million in the third quarter of 2006 from $.1 million in the third quarter of 2005 primarily due to a reduction in the estimated carrying value of loans payable to certain members of management by $.16 million.

Expenses.  Operating expenses were $7.0 million and $5.3 million in the third quarters of 2006 and 2005, respectively.  Below is a discussion of the major components.

Interest and fees on notes payable were $1.8 million and $.9 million in the third quarters of 2006 and 2005, respectively. The average debt for the quarter increased to $84.9 million in the third quarter of 2006 from $52.4 million in the third quarter of 2005, and the average cost of borrowing increased to 8.47% in 2006 compared to 7.0% in 2005.

Salaries and benefits increased 9% to $3.1 million in the third quarter of 2006 from $2.9 million in the third quarter of 2005. The total number of personnel within the Portfolio Asset acquisition and resolution segment were 176 and 202 at September 30, 2006 and 2005, respectively.

The provision for loan and impairment losses was $50,000 and $322,000 at September 30, 2006 and 2005, respectively.

Occupancy, data processing, communication and other expenses increased to $2.0 million for the third quarter of 2006 from $1.2 million in the third quarter of 2005 primarily due to increased legal fees related to the restructure of the Mexican Investment Platform.

Minority interest was minimal from period to period.

Equity in earnings of investments.  Equity in earnings of investments increased 69.5% to $3.0 million in the third quarter of 2006 compared to $1.8 million in the third quarter of 2005.  Equity earnings in Acquisition Partnerships increased 51.5% to $3.0 million in the third quarter of 2006 from $2.0 million in the third quarter of 2005. Following is a discussion of equity earnings from Acquisition Partnerships by geographic region.

•             Domestic — Equity in earnings of domestic Acquisition Partnerships was $1.3 million in the third quarter of 2006 compared to $1.8 million in the third quarter of 2005.  These partnerships reflected net earnings of $3.1 million in the third quarter of 2006 compared to $3.6 million in 2005.  Income from Portfolio Assets in 2005 was generated primarily from loans acquired prior to 2005, whereas income in 2006 was generated primarily from loans acquired after 2004.  Although collections on Portfolio Assets increased to $28 million in the third quarter of 2006 from $20 million in 2005, income from Portfolio Assets acquired after 2004 is less sensitive to collections than from Portfolio Assets acquired prior to 2005.  For Portfolios acquired after 2004, income is recognized ratably over the remaining life of the Portfolio based on an expected yield.  For nonperforming loans acquired prior to 2005, income is recognized to the extent that collections exceed a pro rata portion of allocated cost from the pool.

•             Latin America — Equity in earnings of Acquisition Partnerships located in Latin America (primarily Mexico) were $.8 million in the third quarter of 2006 compared to equity in losses of $.4 million in 2005.  These partnerships reflected net earnings of $6.3 million in the third quarter of 2006 compared to net losses of $7.5 million in 2005. The partnerships recorded $4.7 million of foreign exchange gains in the third quarter of 2006 compared to $.1 million of foreign exchange gains in 2005 (of which $.8 million gains and $.03 million gains were included in equity earnings, respectively). During the third quarter of 2006, the partnerships recorded provisions net of recoveries of allowance for loan losses of $.35 million compared to $5.2 million during the third quarter of 2005.  Interest expense of $3.6 million and $2.5 million were recorded in the third quarter of 2006 and 2005, respectively. This interest is owed to affiliates of the investors of these partnerships, of which FirstCity recorded $.16 million and $.4 million as interest income in the third quarters of 2006 and 2005, respectively.  FirstCity eliminated substantially all of its loans receivable from the Mexican acquisition partnerships as a result of the restructure of the Mexican Investment Platform during the third quarter of 2006.

•             Europe — Equity in earnings of Acquisition Partnerships located in Europe increased to $.9 million in the third quarter of 2006 compared to $.6 million in 2005 primarily due to collections related to portfolio assets acquired in the fourth quarter of 2005. FirstCity recorded $.12 million and $.2 million in foreign currency transaction gains (included in other expenses) relating to investments in Europe during the third quarter of 2006 and 2005, respectively.

Gain on sale of equity investments.  Gain on sale of equity investments of $2.4 million was recorded in the third quarter of 2006. This gain consisted of: 1) the sale of one domestic equity investment resulting in a gain of $1.3 million and; 2) a partial sale of twelve Latin American equity investments to AIG resulting in a gain of $1.1 million in accordance with the restructuring of the investments in Mexico.

Other Items Affecting Operations

The following items affect the Company’s overall results of operations and are not directly related to the Portfolio Asset acquisition and resolution business discussed above.

Corporate overhead.    Corporate overhead expenses remained flat at $1.3 million in the third quarter of 2006 compared to $1.3 million in the third quarter of 2005.

Income taxes.  Provision for income taxes was ($4,000) and $79,000 in the third quarters of 2006 and 2005, respectively, and related primarily to state income taxes during both periods. During the third quarter of 2006, the accrual rate for state and federal income taxes was adjusted to reflect lower anticipated payments.  Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the third quarters of either 2006 or 2005.

Discontinued Operations.  There were no additional losses from discontinued mortgage operations during the third quarter of 2006 compared to $.3 million in the third quarter of 2005. At September 30, 2006, the only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction.

Earnings from discontinued consumer operations were $.6 million in the third quarter of 2005, which reflects the reversal of estimated state tax provisions related to the sale of Drive.

First Nine Months of 2006 Compared to First Nine Months of 2005

The Company reported earnings from continuing operations of $8.3 million in the first nine months of 2006 compared to $6.1 for the same period of 2005. Net earnings to common stockholders were $8.3 million in the first nine months of 2006 compared to $6.3 million in the first nine months of 2005. On a per share basis, diluted net earnings to common stockholders were $.69 in the first nine months of 2006 compared to $.52 in the first nine months of 2005.

Portfolio Asset Acquisition and Resolution

The operating contribution in the first nine months of 2006 was $12.1 million compared to $10.3 million for the same period last year.  FirstCity purchased $159.1 million of Portfolio Assets during the first nine months of 2006 ($105.0 million through Acquisition Partnerships), compared to $63.9 million in acquisitions in the first nine months of 2005.  FirstCity’s investment in these acquisitions was $73.8 million and $36.4 million in the first nine months of 2006 and 2005, respectively.  FirstCity’s investment in wholly-owned Portfolio Assets increased to $78.9 million from $43.2 million at September 30, 2006 and 2005, respectively.

Servicing fee revenues.  Servicing fee revenues increased 13.5% to $10.2 million in the first nine months of 2006 from $9.0 million in the first nine months of 2005. Service fees from the Mexican partnerships increased by $1.1 million, or 18%, as a result of $2.0 million received from the sale of certain assets in Latin America which occurred as a result of the restructure of the Company’s investments in Mexico, offset by efforts to reduce operating costs in Mexico.  For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin.  Service fees from the domestic Acquisition Partnerships increased slightly to $2.8 million in the first nine months of 2006 compared to $2.7 million in the same period in 2005.

Income from Portfolio Assets.  Income from Portfolio Assets increased 20.4% to $7.6 million in the first nine months of 2006 compared to $6.3 million in the first nine months of 2005, primarily due to increased resolution of portfolio assets. FirstCity’s average investment in wholly-owned domestic portfolio assets was $54.1 million and $38.7 million during the first nine months of 2006 and 2005, respectively.

Interest income from affiliates.  Interest income from affiliates decreased slightly to $1.2 million in the first nine months of 2006 and $1.3 million in the first nine months of 2005.

Other income.  Other income was $1.1 million in the first nine months of 2006 compared to $.7 million in 2005, primarily due to a reduction in the estimated carrying value of loans payable to certain members of management by $.3 million.

Expenses.  Operating expenses were $18.2 million in the first nine months of 2006 compared to $15.7 million in the first nine months of 2005.  The following is a discussion of the major components.

Interest and fees on notes payable increased to $5.5 million in the first nine months of 2006 from $2.6 million in the first nine months of 2005. The average debt for the period increased to $87.0 million in the first nine months of 2006 from $51.2 million in the first nine months of 2005, and the average cost of borrowing increased to 8.36% in 2006 from 6.9% in 2005.

Salaries and benefits decreased to $8.6 million in the first nine months of 2006 from $9.0 million in the first nine months of 2005. Total personnel within the Portfolio Asset acquisition and resolution segment were 176 and 202 at September 30, 2006 and 2005, respectively.

The provision for loan and impairment losses was $.10 million in the first nine months of 2006 compared to $.44 million in 2005.

Occupancy, data processing, communication and other expenses increased to $4.2 million in the first nine months of 2006 compared to $3.5 million in the first nine months of 2005 primarily due to increased legal fees related to the restructure of the Mexican Investment Platform.

Equity in earnings of investments.  Equity in earnings of investments decreased 9% to $8.0 million in the first nine months of 2006 compared to $8.9 million in the first nine months of 2005. Equity earnings in Acquisition Partnerships decreased 7% to $7.8 million in the first nine months of 2006 from $8.4 million in the first nine months of 2005. Equity in earnings of servicing entities decreased 52% to $.2 million in the first nine months of 2006 from $.5 million in the first nine months of 2005.  Following is a discussion of equity earnings in Acquisition Partnerships by geographic region.  See note 6 to the consolidated financial statements for a summary of revenues and earnings of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships.

•             Domestic — Equity in earnings of domestic Acquisition Partnerships decreased 14.5% to $5.1 million in the first nine months of 2006 from $6.0 million in the first nine months of 2005 primarily as a result of timing. These partnerships reflected net earnings of $11.1 million in the first nine months of 2006 compared to $13.8 million in the first nine months of 2005.  Income from Portfolio Assets in 2005 was generated primarily from loans acquired prior to 2005, whereas income in 2006 was generated primarily from loans acquired after 2004.  Although collections on Portfolio Assets increased to $95 million in the first nine months of 2006 from $72 million in the first nine months of 2005, income from Portfolio Assets acquired after 2004 is less sensitive to collections than from Portfolio Assets acquired prior to 2005.  For Portfolios acquired after 2004, income is recognized ratably over the remaining life of the Portfolio based on an expected yield.  For nonperforming loans acquired prior to 2005, income is recognized to the extent that collections exceed a pro rata portion of allocated cost from the pool.

•             Latin America — Equity in losses of Latin American Acquisition Partnerships were $.3 million in the first nine months of 2006 compared to $.3 million in 2005. These partnerships reflected losses of $6.0 million in the first nine months of 2006 compared to losses of $4.8 million in 2005. Although the revenues were higher compared to the previous period, the partnerships recorded foreign exchange losses of $8.6 million in the first nine months of 2006 compared to gains of $9.2 million in 2005 (of which $.30 million losses and $.74 million gains are included in equity earnings, respectively).  In addition, provisions net of recoveries of allowance for loan losses of $.9 million were recorded in the first nine months of 2006 compared to $6.6 million for the same period in 2005. Interest expense of $8.0 million and $8.1 million were recorded during the first nine months of 2006 and 2005, respectively.  This interest is owed to the investors of these partnerships, of which FirstCity recorded $.8 million in 2006 and $1.1 million in 2005 as interest income. FirstCity eliminated substantially all of its loans receivable from the Mexican acquisition partnerships as a result of the restructure of the Mexican Investment Platform during the third quarter of 2006.

•             Europe — Equity in earnings of Acquisition Partnerships located in Europe was $3.0 million in the first nine months of 2006 compared to $2.6 million in 2005 primarily due to collections related to portfolio assets acquired in the fourth quarter of 2005.  During the first nine months of 2006 and 2005, FirstCity also recorded $.8 million and $.7 million, respectively, in foreign currency transaction gains (included in other expenses) relating to investments in Europe.

Gain on sale of equity investments.  Gain on sale of equity investments was recorded in the first nine months of $2.4 million. This gain primarily consisted of: 1) one domestic equity investment resulting in a gain of $1.3 million and; 2) a partial sale of twelve Latin American equity investments to AIG resulting in a gain of $1.1 million in accordance with the restructuring of the Mexican Investment Platform.

Other Items Affecting Operations

The following items affect the Company’s overall results of operations and are not directly related to the Company’s Portfolio Asset acquisition and resolution business discussed above.

Corporate interest and overhead.  Corporate overhead expenses decreased 10.3% to $3.8 million in the first nine months of 2006 from $4.2 million in the first nine months of 2005, primarily due to decreased salaries and legal and accounting fees.

Income taxes.  Provision for income taxes was $.14 million in the first nine months of 2006 compared to $.3 million in the first nine months of 2005 and related primarily to state income taxes.  Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in either of the first nine months of 2006 or 2005.

Discontinued Operations. Discontinued operations include a net loss from mortgage operations of $75,000 in the first nine months of 2006 compared to $.3 million in the first nine months of 2005. At September 30, 2006, the only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction.

Financial Condition

Major changes in FirstCity’s financial condition resulted from the following:

Consolidated assets of $213.5 million at September 30, 2006, were $18.6 million higher than that at December 31, 2005 primarily due to increases in Portfolio Assets offset by decreases in Loans Receivable. Portfolio Assets increased by $29.6 million as a result of acquisitions made during 2006.  Loans Receivable from Acquisition Partnerships held for investment decreased by $12.5 million primarily due to the restructuring of loans receivable from Mexican Acquisition Partnerships to equity investments.

Consolidated liabilities of $111.8 million as of September 30, 2006, were $15.9 million higher than that at December 31, 2005. Total notes payable increased by $15.7 million and reflected advances of $106.6 million primarily for portfolio acquisitions, net of repayments of $91.9 million.

Portfolio Asset Acquisition and Resolution

Aggregate acquisitions by the Company are as follows (in thousands):

	Purchase	FirstCity
	Price	Investment
First nine months of 2006	$159,073	$73,781
Total 2005	146,581	71,405
Total 2004	174,139	59,762
Total 2003	129,192	22,944
Total 2002	171,769	16,717
Total 2001	224,927	24,319

The following table presents selected information regarding the revenues and expenses of the Company’s Portfolio Asset acquisition and resolution business (in thousands):

Analysis of Selected Revenues and Expenses
Portfolio Asset Acquisition and Resolution

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Portfolio Assets and Loans Receivable:
Average investment in Portfolio Assets and loans receivable:
Domestic	$64,192	$44,568	$56,172	$40,305
Canada	573	—	229	—
Latin America	6,519	17,766	12,774	18,548
Europe	2,645	509	2,158	517
Total	$73,929	$62,843	$71,333	$59,370
Income from Portfolio Assets and loans receivable:
Domestic	$2,640	$2,189	$7,797	$6,445
Canada	17	—	17	—
Latin America	155	349	834	1,096
Europe	46	7	109	22
Total	$2,858	$2,545	$8,757	$7,563
Average return (annualized):
Domestic	16.5%	19.6%	18.5%	21.3%
Canada	11.9%	n/a	9.9%	n/a
Latin America	9.5%	7.9%	8.7%	7.9%
Europe	7.0%	5.5%	6.7%	5.7%
Total	15.5%	16.2%	16.4%	17.0%
Servicing fee revenues:
Domestic partnerships:
Servicing fee revenue	$825	$751	$2,798	$2,725
Average servicing fee %	3.0%	3.8%	2.9%	3.8%
Latin American partnerships:
Servicing fee revenue	$1,883	$2,039	$5,243	$5,935
Average servicing fee %	6.6%	13.8%	9.1%	12.1%
Incentive service fees	$1,971	$101	$2,141	$312
Total Service Fees:
Servicing fee revenue	4,679	2,891	10,182	8,972
Average servicing fee %	8.3%	8.4%	6.7%	7.4%
Collections:
Domestic	$27,898	$19,781	$95,007	$72,008
Latin America	28,325	14,749	57,529	48,924
Europe	11,049	12,477	40,164	41,463
Subtotal	67,272	47,007	192,700	162,395
Wholly owned	8,823	5,804	30,970	19,735
Total	$76,095	$52,811	$223,670	$182,130
Personnel:
Personnel expenses	$3,120	$2,852	$8,557	$9,039
Number of personnel (at period end):
Domestic	58	65
Latin America	118	137
Subtotal	176	202
Corporate	32	33
Total	208	235
Interest expense:
Average debt	$84,932	$52,385	$87,020	$51,154
Interest expense	1,799	918	5,455	2,646
Average cost (annualized)	8.5%	7.0%	8.4%	6.9%
Provision (recovery) for impairment on Portfolio Assets:
Non-performing	$(8)	$—	$9	$—
Performing	(4)	282	—	396
Real estate	22	18	24	18
Loans acquired after 2004 with credit deterioration	21	—	29	—
Loans acquired after 2004 with no credit deterioration	19	22	39	22
	$50	$322	$101	$436

The following table presents selected information regarding the revenues and expenses of the Acquisition Partnerships (dollars in thousands):

Analysis of Selected Revenues and Expenses
Acquisition Partnerships

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Income from Portfolio Assets	$26,066	$16,935	$64,572	$59,477
Other income	336	252	1,884	621
Interest expense:
Interest expense	$4,931	$3,559	$11,239	$11,736
Average cost (annualized)	8.17%	4.68%	5.78%	4.90%
Other expenses:
Service fees	$5,486	$5,416	$12,681	14,803
Other operating costs	7,914	9,037	17,154	21,752
Foreign currency (gains) losses	(4,660)	(113)	8,558	(9,188)
Income taxes	234	269	596	1,070
Total other expenses	8,974	14,609	38,989	28,437
Net earnings (loss)	$12,497	$(981)	$16,228	$19,925
Equity in earnings of Acquisition Partnerships	$2,992	$1,975	$7,811	$8,385
Equity in earnings of Servicing Entities	31	(192)	233	489
Equity in earnings of investments	$3,023	$1,783	$8,044	$8,874

Analysis of Equity Investments
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
FirstCity’s Average investment
Domestic	$38,993	$37,384	$47,792	$36,716
Latin America	16,739	1,598	8,431	1,521
Europe	18,635	11,285	19,123	12,052
Europe-Servicing subsidiaries	5,570	5,537	5,538	5,964
Latin America-Servicing subsidiaries	162	295	205	204
Total	$80,099	$56,099	$81,089	$56,457

FirstCity share of equity earnings (loss)
Domestic	$1,282	$1,784	$5,136	$6,008
Latin America	815	(441)	(316)	(250)
Europe	895	632	2,991	2,627
Europe-Servicing subsidiaries	67	(155)	433	247
Latin America-Servicing subsidiaries	(36)	(37)	(200)	242
Total	$3,023	$1,783	$8,044	$8,874

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

Liquidity and Capital Resources

Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, repurchase of the Company’s common stock, equity for acquisition of Portfolio Assets, investments in and advances to the Acquisition Partnerships, and other investments by the Company. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt and dividends from the Company’s subsidiaries, borrowings from revolving lines of credit, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

As of September 30, 2006, FirstCity had a $91 million revolving acquisition facility with Bank of Scotland that matures in November 2008.  This facility is used to finance the equity portion of distressed asset pool purchases and to provide for the issuance of Letters of Credit and working capital loans.  This facility (i) allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to 35 million U.S. dollars, (ii) allows loans to be made for acquisition of Portfolio Assets originated in Latin America of up to $35 million, (iii) provides for an interest rate of LIBOR plus 2.50% to 2.75%, (iv) provides for an annual commitment fee of 0.20% of the average daily unused balance of the revolving acquisition facility, (v) provides that the aggregate borrowings under the facility does not exceed 60% of the net present value of FirstCity’s interest in Portfolio Assets and in Acquisition Partnerships pledged to secure the acquisition facility, and (vi) provides for a reduction in the total loan commitment of $1.3 million per quarter, commencing on December 27, 2005.

On November 1, 2006, FirstCity and Bank of Scotland, as agent for the lenders, entered into an Amendment No. 4 to Revolving Credit Agreement, dated as of October 31, 2006 (the “Amendment”).  The Amendment amended the existing $96,000,000 revolving credit facility entered into on November 12, 2004, to increase the revolving credit facility to $175,000,000 that matures on November 12, 2010.  The Amendment made the following changes to the existing loan facility that is used to finance the senior debt and equity portion of portfolio and asset purchases made by FirstCity and to provide for the issuance of letters of credit and working capital loans: (i) increased the maximum outstanding amount of loans and letters of credit issued under the loan facility that may be outstanding under the loan facility to $175,000,000; (ii) reduced the available interest rates under the loan facility by 0.5% per annum; (iii) increased the maximum value for assets that can be included in the borrowing base from the acquisition of portfolio assets in certain countries as follows (a) Mexico increased to $30,000,000, (b) Brazil increased to $5,000,000, (c) Chile to $10,000,000, and (d) Argentina or Uruguay to $6,000,000; (iv) increased the limit for Loans that can be borrowed in Euros under the loan facility to $50,000,000; (v) increased the maximum amount of letters of credit that can be issued under the loan facility to $40,000,000; (vi) increased the maximum amount of working capital loans that can be outstanding under the loan facility to $35,000,000; (vii) provided for an additional upfront fee paid to Bank of Scotland in the amount of $830,000; (viii) amended the requirement for the ratio of EBITDA to Interest Coverage to be not less than 1.50 to 1.00 for each twelve month period, and added a new covenant that FirstCity must maintain a ratio of Cumulative Current Recovered and Projected Collections to Cumulative Original Projected Collections of not less than 0.90 to 1.00; and (ix) extended the maturity date for the loan facility to November 12, 2010.  The obligations of FirstCity under the Revolving Credit Agreement are guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and are secured by security interests in substantially all of the assets of FirstCity and its wholly-owned subsidiaries.

In August 2005, FH Partners, L.P., an indirect wholly-owned affiliate of FirstCity, and Bank of Scotland, acting through its New York branch, as agent for itself as lender, entered into a Revolving Credit Agreement that provides for a $50 million revolving Portfolio acquisition facility for FH Partners, L.P. to be secured by all of the assets of FH Partners, L.P.  The loan facility will be used to finance Portfolio and asset purchases.  The facility (i) allows loans to be made for the acquisition of Portfolio Assets in the United

States, (ii) provides that each loan may be in an amount of up to 70% of the net present value of the assets being acquired with the proceeds of the loan, (iii) provides that the aggregate outstanding balances of all loans will not exceed 65% of the net present value of the assets securing the loan facility, (iv) provides for an interest rate of LIBOR plus 2.0%, (v) provides for an annual commitment fee of 0.20% of the average daily unused balance of the revolving acquisition facility, (vi) provides for a utilization fee of 0.75% of the amount of each loan made under the loan facility, (vii) provides for an upfront fee of $350,000, (viii) provides for facility fees of $100,000, for the period commencing on the Effective Date and ending the day before the first anniversary thereof, $75,000, for the period commencing on the first anniversary of the Effective Date and ending the day before the second anniversary thereof, and $50,000, for each subsequent one-year period, and (ix) provides for a maturity date of November 12, 2008.  The obligations of FH Partners, L.P. under the Revolving Credit Agreement are guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.

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

Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Company and its subsidiaries currently have credit facilities providing for borrowings in an aggregate principal amount of $239 million, and outstanding borrowings of $106 million as of September 30, 2006.

Management believes that the Bank of Scotland facilities, the related fees generated from the servicing of assets, equity distributions from existing Acquisition Partnerships and wholly-owned portfolios, as well as sales of interests in equity investments, will allow the Company to meet its obligations as they come due during the next twelve months.

The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of November 9, 2006, and the outstanding borrowings under such facilities as of September 30, 2006.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	November 9,	September 30,
	2006	2006	Interest Rate	Other Terms and Conditions
	(Dollars in millions)
Bank of Scotland $175 million portfolio acquisition and working capital facility (1)	$175	$62	LIBOR + 2.0% - 2.25%	Secured by equity interests and other assets of FirstCity, matures November 2010

Bank of Scotland $50 million portfolio acquisition - revolving credit	50	33	LIBOR + 2.0%	Secured by assets of FH Partners, L.P. and guaranteed by the Company, matures November 2008

American Bank term loan for portfolio acquisition by FC Washington	3	3	Fixed 5.625%	Secured by assets of FC Washington and guaranteed by the Company, matures 2008

Participation payable	1	1	32.36% imputed rate	Participation agreement on 33% of net cash flows received on one portfolio

CorpBanca revolving line of credit for Chilean portfolio acquisition	10	7	Rate based on monthly Chilean index rate plus .0625% per month	Secured by Bank of Scotland letter of credit. Renewable every 30 days.

Total	$239	$106

Unconsolidated Acquisition Partnerships Term Facilities (2)	$69	$69	Various rates	Secured by Portfolio Assets, various maturities non-recourse

(1)          The Bank of Scotland facility allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $50 million.  At September 30, 2006, the Company had approximately $16.0 million outstanding under the Euro-denominated portion of this facility.

(2)          In addition to the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Latin American Acquisition Partnerships also have term debt of approximately $112.1 million outstanding as of September 30, 2006, owed to affiliates of the investor groups. Of this amount, the Company has recorded approximately $1.4 million as Loans Receivable on the Consolidated Balance Sheets.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company’s strategic objectives and future performance, which are not historical facts, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, risks associated with foreign operations; currency exchange rate fluctuations; the performance of the Company’s subsidiaries and affiliates; the availability of Portfolio Assets; assumptions underlying Portfolio asset performance; interest rate risk; the degree to which the Company is leveraged; the Company’s continued need for financing; availability of the Company’s credit facilities; the impact of certain covenants in loan agreements of the Company and its subsidiaries; risks of declining value of loans, collateral or assets; the ability of the Company to utilize NOLs; uncertainties of any litigation that might arise from discontinued operations; general economic conditions; foreign social and economic conditions; changes (legislative and otherwise) in the asset securitization industry; fluctuations in residential and commercial real estate values; capital market conditions, including the markets for asset-backed securities; factors more fully discussed and identified in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 (including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as in other Securities and Exchange Commission filings of the Company. Many of these factors are beyond the Company’s control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

The Company currently has investments in Europe and Latin America (i.e. Mexico, Argentina, Dominican Republic and Chile). In Europe, the Company’s investments are in the form of equity and represent a significant portion of the Company’s total equity investments. As of September 30, 2006, one U.S. dollar equaled .79 Euros. A sharp change in the Euro relative to the U.S. dollar could materially adversely affect the financial position and results of operations of the Company. A 5% and 10% incremental depreciation of the Euro would result in an estimated decline in the valuation of the Company’s equity investments in Europe of approximately $1.3 million and $2.5 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Euro relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the

Company’s consolidated financial position or results of operations. As discussed above, the revolving acquisition facility with Bank of Scotland was increased to a maximum of $175 million and allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $50 million U.S. dollars. At September 30, 2006, the Company held $16.0 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. Management of the Company feels that this loan agreement will help reduce the risk of adverse effects of currency changes on Euro-denominated investments.

FirstCity converted substantially all of its loans receivable from Mexican acquisition partnerships to equity investments as a result of the restructure of investments in Mexico during the third quarter of 2006.  The future estimated cash flows of the underlying assets in Mexico could become less valuable as a result of a change in the exchange rate for the Mexican peso, and thus, could affect the overall total returns to the Company on these investments. As of September 30, 2006, one U.S. dollar equaled 11.02 Mexican pesos. A 5% and 10% incremental depreciation of the Mexican peso would result in an estimated decline in the valuation of the Company’s total investments in Mexico of approximately $2.5 million and $4.8 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Mexican peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

FirstCity has loans and equity investments in South America — primarily in Argentina Acquisition Partnerships. As of September 30, 2006, one U.S. dollar equaled 3.11 Argentine pesos. The Company estimates that a 5% and 10% incremental depreciation of the Argentine peso would result in a decline in the valuation of the Company’s total investments in Argentina of approximately $.11 million and $.20 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Argentine peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

FirstCity has an equity investment in a Dominican Republic Acquisition Partnership. As of September 30, 2006, one U.S. dollar equaled 34.74 Dominican Republic pesos. The Company estimates that a 5% and 10% incremental depreciation of the Dominican Republic peso would result in a decline in the valuation of the Company’s total investments in Dominican Republic of approximately $.037 million and $.071 million, respectively. These amounts are estimates of the financial impact of a depreciation of the Dominican Republic peso relative to the U.S. dollar. Consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.  The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, also evaluated whether any change in the Company’s internal controls over financial reporting or in other factors had occurred during the fiscal quarter covered by this report.  Based upon that evaluation, management concluded that there had been no such changes during the period covered by this report that have materially affected, or is reasonably likely to affect, the registrant’s internal control over financial reporting.

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

On January 19, 2005, Prudential Financial, Inc. (“Prudential”) filed a petition in interpleader seeking to interplead 321,211 shares of Prudential common stock and any associated dividends arising from the demutualization of Prudential in December 2000. The shares of Prudential common stock related to group annuity contracts purchased by First-City National Bank of Houston, as trustee of the First City Bancorporation Employee Retirement Trust (the “Trust”) to fund obligations to participants in the First City Bancorporation Employee Retirement Plan (the “Plan”) in connection with termination of the Plan and the Trust in 1987. FirstCity, FCLT Loans Asset Corp. (“FCLT”), an alleged assignee of the FirstCity Liquidating Trust, JP Morgan Chase Bank, National Association (“JP Morgan”), and First-City National Bank of Houston as trustee of the Trust were made defendants in the suit as claimants to the Prudential common stock and dividends. An agreed order dated January 27, 2005, was entered by the Court providing that the Prudential common stock be transferred to JP Morgan as record owner and that JP Morgan sell the stock. The January 27, 2005 order also provided that the proceeds from the sale be held by JP Morgan pending resolution, by agreement or court order, of all conflicting claims to the proceeds. JP Morgan advised that the Prudential common stock was sold on January 28, 2005 for total proceeds of approximately $17.5 million. JP Morgan also received funds in the amount of approximately $489,000, which were dividend payments related to the Prudential common stock.  The proceeds are being held by JP Morgan pending resolution of the conflicting claims.  According to JP Morgan’s report dated as of the close of business June 30, 2006, the demutualization proceeds held by JP Morgan totaled approximately $18 million.  JP Morgan filed a third party action naming Mr. Blair as a third party defendant with an alleged interest in the demutualization proceeds.  On October 1, 2005, the court certified a class represented by Mr. Blair.  FCLT made claims against FirstCity for alleged breach of contract by FirstCity in claiming the demutualization proceeds and alleged tortious interference by FirstCity with FCLT’s alleged right to the demutualization proceeds.

FirstCity, FCLT and Mr. Blair each filed motions for summary judgment asserting ownership of the proceeds of the common stock and the dividends and accrued income.  On March 21, 2006, FirstCity received notice that the 152nd District Court, Harris County, Texas granted FirstCity’s motion for partial summary judgment.  The order granting FirstCity’s motion for partial summary judgment rendered judgment in favor of FirstCity as to the ownership of the demutualization proceeds.  The Court’s summary judgment order also denied the claims to ownership of the demutualization proceeds by FCLT and Mr. Blair, individually and as representative of the proposed class of employee beneficiaries.  The motions submitted to the Court prior to its order dated March 21, 2006 did not address all matters pending in the lawsuit.  Mr. Blair, as class representative, filed a motion for new trial to set aside the summary judgment in favor of FirstCity and for reconsideration of granting Mr. Blair’s motion for summary judgment.  FCLT filed a motion for the Court to reconsider its order granting the partial summary judgment for FirstCity.  FirstCity moved for summary judgment on all remaining claims and for entry of a final judgment on May 12, 2006.  On August 14, 2006, the Court entered an order (i) finding that FirstCity is the sole owner of the “demutualization proceeds” consisting of the proceeds from the sale of the 321,211 shares of Prudential Financial, Inc. stock, the dividends on such shares and all accrued interest and income arising there from, (2) granting FirstCity’s motion for summary judgment against FCLT’s claims for breach of contract and tortious interference, (3) providing that JP Morgan continue to hold the demutualization proceeds until the appellate process has been completed, (4) denying the request by FirstCity that FCLT or Mr. Blair be required to post bond or other form of security on appeal, and (5) denying all other claims for relief.  FCLT and Mr. Blair have filed notices of appeal to the First or Fourteenth Court of Appeals of the State of Texas.  FirstCity cannot give any assurances as to the time period for the appeal of the final judgment or the timing of receipt or ultimate amount of proceeds to be received, if any.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as previously disclosed under Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes purchases of common stock during the third quarter 2006:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Month	Purchased	Per Share	or Programs (1)	or Programs
August	480,000	$10.51	480,000
September	50,300	$10.47	50,300
Total	530,300	$10.51	530,300	469,700

(1)  The Company has a repurchase program approved by the Board of Directors in August 2006 for the repurchase of up to 1,000,000 shares of the Company’s common stock over a period of twelve months.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders (the “Annual Meeting”) on August 3, 2006. The following items for business were considered at the Annual Meeting.

(a) Election of Directors

The following were elected as directors to serve as members of the Company’s Board of Directors until the Company’s 2007 annual meeting of stockholders. The number of votes cast for each nominee was as follows:

Nominee	Votes For	Votes Against	Abstained
Richard E. Bean	10,639,707	57,713	—
C. Ivan Wilson	10,118,223	579,197	—
James T. Sartain	10,639,793	57,627	—
Dane Fulmer	10,639,697	57,723	—
Robert E. Garrison II	10,639,707	57,713	—
D. Michael Hunter	10,639,793	57,627	—
Jeffery D. Leu	10,638,707	58,713	—
F. Clayton Miller	10,639,591	57,829	—

(b) Approval of the Company’s 2006 Stock Option and Award Plan

The stockholders approved the Company’s 2006 Stock Option and Award Plan.  The number of votes for the proposal: 8,048,274; votes against: 233,160; abstentions: 100,137.

(c) Ratification of Appointment of Auditors

A proposal to ratify the Board of Directors’ appointment of KPMG LLP as the Company’s independent auditors for 2006 was approved by the stockholders. The number of votes for the proposal: 10,690,387; votes against: 3,350; abstentions: 3,683.

Item 5.  Other Information.

On August 11, 2006, the Compensation Committee of the Board of Directors of the Company approved a bonus of $50,000.00 be paid to Richard J. Vander Woude.

On August 3, 2006, the shareholders of the Company approved the FirstCity Financial Corporation 2006 Stock Option and Award Plan (the “Plan”) at the Company’s 2006 annual meeting of shareholders. The Plan was adopted by the Company’s Board of Directors on August 3, 2006.

The Plan permits the grant of awards to employees of the Company and its subsidiaries and awards to non-employee directors of the Company. Awards under the Plan may be made in the form of nonqualified stock options, incentive stock options, performance shares and restricted stock. A total of 500,000 shares of common stock are authorized for issuance pursuant to the Plan. Additional shares subject to outstanding awards granted under other stock incentive plans of the Company may become available for issuance pursuant to the Plan if the awards are terminated without issuance of the shares, settled for cash, or exchanged for non-share awards.

The Plan will be administered by the Company’s Compensation Committee, and will terminate on the day prior to the tenth anniversary of its effective date of August 3, 2006, unless terminated earlier in specified circumstances.

A detailed description of the terms of the Plan is set forth in the Company’s definitive proxy statement for the 2006 annual meeting of shareholders, which was filed with the Securities and Exchange Commission on June 26, 2006. A copy of the Plan is incorporated by reference to exhibit 10.13 to this Report.

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

10.13	—	2006 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company’s Schedule 14A, Definitive Proxy Statement, dated June 26, 2006)

10.14*	—

Interest Purchase and Sale Agreement, dated August 8, 2006, by and among Bidmex Holding, LLC, and Strategic Mexican Investment Partners, L.P. and Cargill Financial Services International, Inc. and certain other parties

10.15*	—

Put Option Agreement dated August 8, 2006, by and among Bidmex Holding, LLC, Recuperacion de Carteras Mexicanas, S. de R.L. de C.V., Bidmex 6, LLC, Strategic Mexican Investment Partners 2, L.P. and Cargill Financial Services International, Inc.

10.16*	—

Guarantee dated August 8, 2006, executed by FirstCity Financial Corporation for the benefit of Bidmex Holding, LLC, Residencial Oeste 2 S. de R.L. de C.V., National Union Fire Insurance Company of Pittsburg, P.A., American General Life Insurance Company, and American General Life and Accident Insurance Company

10.17	—

Amendment No. 4 to Revolving Credit Agreement, dated as of October 31, 2006, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 7, 2006)

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—

Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

32.2*	—

Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

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
Dated: November 9, 2006

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

10.13	—	2006 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company’s Schedule 14A, Definitive Proxy Statement, dated June 26, 2006)

10.14*	—

Interest Purchase and Sale Agreement, dated August 8, 2006, by and among Bidmex Holding, LLC, and Strategic Mexican Investment Partners, L.P. and Cargill Financial Services International, Inc. and certain other parties

10.15*	—

Put Option Agreement dated August 8, 2006, by and among Bidmex Holding, LLC, Recuperacion de Carteras Mexicanas, S. de R.L. de C.V., Bidmex 6, LLC, Strategic Mexican Investment Partners 2, L.P. and Cargill Financial Services International, Inc.

10.16*	—

Guarantee dated August 8, 2006, executed by FirstCity Financial Corporation for the benefit of Bidmex Holding, LLC, Residencial Oeste 2 S. de R.L. de C.V., National Union Fire Insurance Company of Pittsburg, P.A., American General Life Insurance Company, and American General Life and Accident Insurance Company

10.17	—

Amendment No. 4 to Revolving Credit Agreement, dated as of October 31, 2006, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 7, 2006)

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—

Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

32.2*	—

Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.