Form 10-K
period 2006-12-31
FIRSTCITY FINANCIAL CORP
filed 2007-07-24
CIK 828678

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 033-19694

FirstCity Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0243729 (I.R.S. Employer Identification No.)
6400 Imperial Drive, Waco, TX (Address of Principal Executive Offices)	76712 (Zip Code)
(254) 761-2800 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark if the registrant: is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

        Indicate by check mark if the registrant: is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of the common stock on the Nasdaq National Market System as of June 30, 2006, was $104,695,227.

        The number of shares of common stock outstanding at July 9, 2007, was 10,789,137.

DOCUMENTS INCORPORATED BY REFERENCE
(To The Extent Indicated Herein)

FIRSTCITY FINANCIAL CORPORATION

FORWARD LOOKING INFORMATION

        Some of the statements in this report constitute forward-looking statements by words such as "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," "estimate," "predict," "potential," or "continue" or other similar expressions. Under "Item 1A. Risk Factors", we discuss certain factors that affect our business and operations and factors that may cause our actual results to differ materially from these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

PART I

Item 1.    Business.

General

        FirstCity Financial Corporation (the "Company," "FirstCity," "we" or "us"), a Delaware corporation, is a financial services company headquartered in Waco, Texas with offices throughout the United States and Mexico and a presence in Europe and South America. The Company began operating in 1986 as a specialty financial services company focused on acquiring and resolving distressed loans and other assets purchased at a discount relative to the aggregate unpaid principal balance of the loans or the appraised value of the other assets ("Face Value"). To date the Company has acquired, for its own account and through various affiliated partnerships, pools of assets or single assets (collectively referred to as "Portfolio Assets" or "Portfolios") with a Face Value of approximately $9.5 billion. The Company's servicing expertise, which it has developed largely through the resolution of distressed assets, is a cornerstone of its growth strategy. Today the Company is engaged in one reportable business segment—Portfolio Asset acquisition and resolution. See Note 8 of the Company's Consolidated Financial Statements for certain financial information about this segment of the Company. The Company's consumer lending operations have been discontinued as of September 21, 2004. The only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction. See Note 3 of the Consolidated Financial Statements.

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

Business Strategy

        The Company's core business is the acquisition, management, servicing and resolution of Portfolio Assets. Key elements of the Company's overall business strategy include:

  •
  Increasing the Company's investments in Portfolio Assets acquired from financial institutions and government agencies, both for its own account or through investment entities formed with one or more other co-investors, thereby capitalizing on the expertise of partners whose skills complement those of the Company.

  •
  Identifying and acquiring, through non-traditional niche sources, distressed assets and other asset classes that meet the Company's investment criteria, which may involve the utilization of special acquisition structures.

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

Background

        The Company began operating in the financial service business in 1986 as a purchaser of distressed assets from the Federal Deposit Insurance Corporation ("FDIC") and the Resolution Trust Corporation ("RTC"). From its original office in Waco, Texas, with a staff of four professionals, the Company's asset acquisition and resolution business grew to become a significant participant in an industry fueled by the problems experienced by banks and thrifts throughout the United States. In the late 1980s, the Company also began acquiring assets from healthy financial institutions interested in eliminating nonperforming assets from their portfolios. The Company began its relationship with Cargill in 1991. Since that time, the Company and Cargill have formed a series of Acquisition Partnerships through which they have jointly acquired over $7.8 billion in Face Value of Portfolio Assets.

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

        In July 1997, the Company acquired Harbor Financial Group, Inc. and its subsidiaries (collectively referred to as "Mortgage Corp.") and expanded into related niche financial services markets, such as mortgage conduit banking, conducted through one of its subsidiaries, FC Capital Corp. ("Capital Corp."), and consumer finance, conducted through another of its subsidiaries, FirstCity Consumer Lending Corporation ("Consumer Corp."). In 1999, the Company formally adopted plans to discontinue the operations of Mortgage Corp. and Capital Corp. As a result, the operations of such entities have ceased and the results of historical operations for Mortgage Corp. and Capital Corp. have been reflected as discontinued mortgage operations.

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

        In December 2002, FirstCity completed a recapitalization in which holders of FirstCity's redeemable preferred stock, par value $.01 per share ("New Preferred Stock"), representing 89.3% of the shares previously outstanding, exchanged 1,092,210 shares of New Preferred Stock for 2,417,388 shares of common stock and $10.5 million. On December 30, 2004, FirstCity redeemed all of the outstanding shares of its New Preferred Stock at a total redemption price of $21.525 per share. The redemption price represented the liquidation preference of the New Preferred Stock plus the final normal quarterly dividend of $.525 per share. FirstCity also recognized the $4 million gain (previously deferred) from the release of its guaranty of Drive's indebtedness to BoS(USA), Inc. ("BoS(USA)"). BoS(USA)'s warrant to purchase 1,975,000 shares of non-voting common stock was cancelled. FirstCity also acquired the minority interest in FirstCity Holdings held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity, by issuing 400,000 shares of common stock of the Company and a cash flow note which was settled for $310,000 in 2006 as part of the transaction with American International Group, Inc. ("AIG"), which is discussed below.

        On November 1, 2004, FirstCity and certain of its subsidiaries completed the sale of its remaining 31% beneficial ownership interest in Drive Financial Services LP ("Drive") and its general partner, Drive GP LLC, to IFA Drive GP Holdings LLC ("IFA-GP"), IFA Drive LP Holdings LLC ("IFA-LP") and Drive Management LP ("MG-LP") for a total purchase price of $108.5 million in cash, which resulted in distributions and payments to FirstCity and Consumer Corp. in the aggregate amount of $86.8 million in cash from various sources.

        On December 30, 2004, FirstCity redeemed all of the outstanding shares of its New Preferred Stock at a total redemption price of $21.525 per share. The redemption price represented the liquidation preference of the New Preferred Stock plus the final normal quarterly dividend of $.525 per share.

        During the third quarter of 2006, FirstCity completed a total restructure of its investments in Mexico in a transaction which aligned FirstCity with AIG. The Company received $1.9 million in incentive service fees related to the sale of certain assets in Mexico which occurred as a result of the restructure. The details of the restructure are provided in Note 6 to the Consolidated Financial Statements. In addition, the Company recorded a gain on the sale of equity investments of $2.5 million. This gain consisted of: 1) one domestic equity investment resulting in a gain of $1.3 million and; 2) a partial sale of Mexico equity investments in connection with a restructure with AIG resulting in a gain of $1.2 million.

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

        On January 1, 2005, FirstCity adopted the provisions of Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). For loan portfolios acquired prior to January 1, 2005, FirstCity designated these loans as non-performing Portfolio Assets or performing Portfolio Assets. Such designation was made at the acquisition of the pool and does not change even though the actual performance of the loans may change. FirstCity accounts for all loans acquired after 2004 in accordance with SOP 03-3. See Note 1 of the consolidated financial statements for discussion of the impact of SOP 03-3, on FirstCity's accounting for Portfolio Assets in 2006.

        Portfolios are either acquired for FirstCity's own account or through investment entities formed with one or more other co-investors (each such entity, an "Acquisition Partnership"). To date, FirstCity and the Acquisition Partnerships have acquired over $9.5 billion in Face Value of assets, with FirstCity's equity investment being $533 million.

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

        FirstCity also seeks to capitalize on emerging opportunities in foreign countries in which the market for nonperforming loans of the type generally purchased by FirstCity is less efficient than the market for such assets in the United States. FirstCity has a 20.43% effective interest in MCS et Associes ("MCS"), a French asset servicing company. FirstCity is, in conjunction with MCS and Cargill, actively pursuing opportunities to purchase pools of Portfolio Assets in France and other areas of Western Europe. In addition, FirstCity has offices in Guadalajara and Mexico City, Mexico that facilitate FirstCity's participation in acquisition of Portfolios in Mexico. Since 2004, FirstCity has also participated in Portfolio acquisitions in Germany and South America, primarily in Argentina and Chile.

        The following table presents selected data for the Portfolio Assets acquired by FirstCity:

Portfolio Assets Acquired

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Face Value	$855,633	$330,390	$842,920
Total purchase price	$296,990	$146,581	$174,139
Total invested (1)	$298,515	$134,085	$139,850
FirstCity invested (2)	$144,048	$71,405	$59,762
Total number of Portfolio Assets	392,208	28,839	323,111

(1)
Includes investments made in the form of equity and notes receivable from the Acquisition Partnerships payable to affiliates of the investors.

(2)
Includes investments made in the form of equity and notes receivable from the Acquisition Partnerships payable to affiliates of the Company.

Portfolio Purchases by Region

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Purchase price
Domestic	$136,596	$93,410	$91,300
Europe	102,158	37,172	9,837
Latin America	58,236	15,999	73,002

Total	$296,990	$146,581	$174,139

FirstCity invested
Domestic	$103,467	$58,558	$47,681
Europe	32,893	10,638	2,213
Latin America	7,688	2,209	9,868

Total	$144,048	$71,405	$59,762

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

        Each Acquisition Partnership is a separate legal entity, (generally a limited partnership, but may instead be a limited liability company, trust, corporation or other type of entity). FirstCity and an investor typically form a corporation to serve as the corporate general partner of each Acquisition Partnership. Generally, for domestic Acquisition Partnerships, FirstCity and another investor each own 50% of the general partner and a 49.5% limited partnership interest in the domestic Acquisition Partnership (the general partner owns the other 1% interest). Cargill or its affiliates are the investor in the vast majority of the Acquisition Partnerships currently in existence. See "Relationship with Cargill." Certain institutional investors have also held limited partnership interests in the Acquisition Partnerships and may hold interests in the related corporate general partners.

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

  Relationship with Cargill

        Cargill, a diversified financial services company, is a wholly owned subsidiary of Cargill, Incorporated, which is generally regarded as one of the world's largest privately held corporations and has offices worldwide. Cargill and its affiliates have historically provided significant debt and equity financing to the Acquisition Partnerships. In addition, FirstCity, while not dependent on Cargill, believes its relationship with Cargill enhances FirstCity's credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into related businesses and foreign markets.

        Prior to 2006, the Company, FirstCity Servicing Corporation, Cargill and its wholly owned subsidiary CFSC Capital Corp. II ("CFSC"), under the terms of Right of First Refusal Agreement, were parties to a Right of First Refusal Agreement and Due Diligence Reimbursement Agreement effective as of January 1, 1998, as amended (the "Right of First Refusal Agreement") from 1992 through February 1, 2006. Pursuant to the Right of First Refusal Agreement, if the Company received an invitation to bid on or otherwise obtain an opportunity to acquire Portfolio Assets in the United States, Mexico, Central America or South America within certain thresholds, CFSC had the option to participate in the proposed purchase through an Acquisition Partnership.

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

        The Right of First Refusal Agreement terminated on February 28, 2006.

  Relationship with AIG

        On August 8, 2006, Strategic Mexican Investment Partners, L.P. ("SMIP"), an affiliate of the Company, and AIG formed Bidmex Holding, LLP for the purpose of acquiring certain Mexican Portfolios by purchasing the interests of Cargill and SMIP. As result, AIG and the Company acquired 85% and 15%, respectively, of the ownership interest in Bidmex Holding, LLP.

        AIG and the Company have expressed a mutual interest in pursuing other business opportunities in Latin America. The Company is not dependent on AIG for future liquidity or funding.

  Relationship with the Bank of Scotland

        FirstCity has had a significant relationship with Bank of Scotland and The Governor and The Company of the Bank of Scotland ("BoS-UK") and their subsidiaries since September 1997. FirstCity and its wholly-owned subsidiaries have entered into loan agreements with Bank of Scotland and its affiliates, BoS (USA) Inc. and BoS-UK from time to time since 1997.

        On November 1, 2006, FirstCity Financial Corporation ("FirstCity") and Bank of Scotland, as agent for the lenders, entered into an Amendment No. 4 to Revolving Credit Agreement, dated as of October 31, 2006 (the "Amendment"). The Amendment amended the existing $96,000,000 revolving credit facility entered into on November 12, 2004, to increase the revolving credit facility to $175,000,000 that matures on November 12, 2010. The Amendment made the following changes to the existing loan facility that is used to finance the senior debt and equity portion of portfolio and asset purchases made by FirstCity and to provide for the issuance of letters of credit and working capital loans: (i) increased the maximum outstanding amount of loans and letters of credit issued under the loan facility that may be outstanding under the loan facility to $175,000,000; (ii) reduced the available interest rates under the loan facility by 0.5% per annum; (iii) increased the maximum value for assets that can be included in the borrowing base from the acquisition of portfolio assets in certain countries as follows (a) Mexico increased to $30,000,000, (b) Brazil increased to $5,000,000, (c) Chile to $10,000,000, and (d) Argentina or Uruguay to $6,000,000; (iv) increased the limit for Loans that can be borrowed in Euros under the loan facility to $50,000,000; (v) increased the maximum amount of letters of credit that can be issued under the loan facility to $40,000,000; (vi) increased the maximum amount of working capital loans that can be outstanding under the loan facility to $35,000,000; (vii) provided for an additional upfront fee paid to Bank of Scotland in the amount of $830,000; (viii) amended the requirement for the ratio of EBITDA to Interest Coverage to be not less than 1.50 to 1.00 for each twelve month period, and added a new covenant that FirstCity must maintain a ratio of Cumulative Current Recovered and Projected Collections to Cumulative Original Projected Collections of not less than 0.90 to 1.00; and (ix) extended the maturity date for the loan facility to November 12, 2010. The obligations of FirstCity under the Revolving Credit Agreement are guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and are secured by security interests in substantially all of the assets of FirstCity and its wholly-owned subsidiaries.

        On December 14, 2006, the Company and Bank of Scotland, as agent for the lenders, entered into an Amendment No. 5 to Revolving Credit Agreement, dated as of December 14, 2006 (the "Amendment"). The Amendment amended the existing $96,000,000 revolving credit facility entered into on November 12, 2004, to (i) increase the borrowing base availability from 60% to 70%, and (ii) to increase the margin for LIBOR loans from 2.25% to 2.50% at any time that the loan to value ratio is greater than 1.20 to 2.00.

        On June 29, 2007, the Company and Bank of Scotland, as agent for the lenders, entered into an Amendment No. 9 to Revolving Credit Agreement, dated as of June 29, 2007 and effective as of March 31, 2007 (the "Amendment"). The Amendment amended the existing $96,000,000 revolving credit facility entered into on November 12, 2004, to provide that the ratio of Indebtedness to Tangible Net Worth should be equal to or less than 3.5 to 1.00 for the last day of the fiscal quarter. See "Liquidity and Capital Resources" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        On June 29, 2007, FH Partners, L.P., and Bank of Scotland entered into an Amendment No. 1 to the Revolving Credit Agreement, dated as of June 29, 2007 (the "Amendment"). The Amendment amended the existing $50 million revolving credit facility entered into on August 26, 2005, to provide that all other financial covenants will mirror the key covenants of the facility that FirstCity has with Bank of Scotland.

        FirstCity has obtained consents from the Bank of Scotland to the delivery of its annual audited financial statements for Fiscal Year 2006, its monthly financial statements for January 2007 through June 2007, the Annual Report on Form 10-K for the year ended December 31, 2006 and the Form 10-Q for the period ending March 31, 2007, by not later than July 31, 2007. The extensions were granted under the terms of both FirstCity's revolving credit facility and the revolving acquisition facility provided to FH Partners L.P., to allow FirstCity and FH Partners, L.P. to continue to utilize those loan facilities in the normal course of business.

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

  Business Strategy of Portfolio Asset Acquisition and Resolution Business

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

  •
  SBA Lending.    In November 2006, the Company, through its subsidiary American Business Lending, Inc. ("ABL") acquired a license from the U.S. Small Business Administration (the "SBA") to originate and service SBA 7(a) loans. The Company believes that the ability to originate these types of loans provides the diversity to create an attractive growth opportunity within the domestic market.

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

Government Regulation

        Certain aspects of the Company's Portfolio Asset acquisition and resolution business are subject to regulation under various foreign, federal, state and local statutes and regulations that impose requirements and restrictions affecting, among other things, disclosures to obligors, the terms of secured transactions, collection, repossession and claims handling procedures, multiple qualification and licensing requirements for doing business in various jurisdictions, and other trade practices.

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

Employees

        The Company had 208 employees as of December 31, 2006. No employee is a member of a labor union or party to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Foreign Operations

        We have investments in various Acquisition Partnerships and servicing entities in Europe and Central and South America. Revenues outside of the U.S. are a material part of our business, and they accounted for more than 40% of our consolidated revenues in each year in the three-year period ended December 31, 2006. See Note 8 to the Consolidated Financial Statements for the year ended December 31, 2006.

        In maintaining foreign operations, our business is exposed to risks inherent in such operations, including those of currency fluctuations. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference.

        Financial information about geographic areas, including net sales and assets, for the years in the period ended December 31, 2006 appears in Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

Our ability to manage risks associated with growth and entry into new businesses and foreign markets may be limited.

        We have entered into new business related to the Portfolio Asset acquisition business and new foreign markets in the Portfolio Asset acquisition business. We have also recently entered into the business of originating and servicing loans as a small business lending company through our ninety-six percent (96%) investment in American Business Lending, Inc. ("ABL") and acquisition by ABL of unguaranteed portions of certain business loans, certain loan servicing rights and obligations including certain fees to be earned on the portion of such loans that are guaranteed by the U.S. Small Business Administration. Additionally, we have entered into a special situations platform that will buy or finance distressed debt and companies, originate junior and senior bridge loans, and execute lower middle market buyouts through our eighty percent (80%) investment in FirstCity Crestone. We are also expanding operations in Latin America and Europe.

        The entry into these new businesses and foreign markets has resulted in increased demands on our personnel and systems. The development and integration of the new businesses and operations in foreign venues requires the investment of additional capital and the continuous involvement of our senior management. We also must manage a variety of businesses and operations in foreign venues with differing markets, customer bases, financial products, systems and managements. An inability to develop, integrate and manage our businesses and operations in foreign venues could have a material adverse effect on our financial condition, results of operations and business prospects. Risks related to the start up of a business or entry into a new foreign market, including the ability to implement the new business plan and strategy to generate sufficient revenues necessary to avoid losses common to start up companies, the availability of opportunities for investment in the markets to be entered, the dependency of new businesses for liquidity and our ability to support and manage continued growth is dependent upon, among other things, our ability to attract and retain senior management for each of our businesses, to hire, train, and manage our workforce and to continue to develop the skills necessary for us to compete successfully in our existing and new businesses and operations in foreign venues . There can be no assurance that we will successfully meet all of these challenges.

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

        We believe that, as a result of the Merger, approximately $596 million of NOLs were available to us to offset future taxable income as of December 31, 1995. Since December 31, 1995, we have generated an additional $131 million in tax operating losses, utilized $46 million of NOLs, written-off $84 million of NOLs, and had expiring NOLs of $36 million in 2005 and $179 million in 2006. Accordingly, as of December 31, 2006, we believe that we have approximately $382 million of NOLs available to offset future taxable income. Out of the total $382 million of NOLs, we estimate that we will be able to utilize $57 million, which equates to a $20 million deferred tax asset on our books and records. However, because our position in respect of the $596 million NOLs resulting from the Merger is based upon factual determinations and upon legal issues with respect to which there is uncertainty and because no ruling has been obtained from the Internal Revenue Service (the "IRS") regarding the availability of the NOLs to us, there can be no assurance that the IRS will not challenge the availability of such NOLs and, if challenged, that the IRS will not be successful in disallowing this portion of our NOLs, with the result that our $20 million deferred tax asset would be reduced or eliminated.

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

        Our relationship with Cargill is material in a number of respects. Cargill, a subsidiary of Cargill, Incorporated, a privately held, multi-national agricultural and financial services company, has provided equity and debt financings for some of the Acquisition Partnerships. Cargill beneficially owns approximately 2.28% of our outstanding Common Stock, and a Cargill designee, Jeffery Leu, is a member of our Board of Directors. We believe that our relationship with Cargill significantly enhances our credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into other businesses and foreign markets.

        Although our management believes that our relationship with Cargill is excellent, there can be no assurance that such relationship will continue in the future. As we have begun to acquire more portfolios on our own or with other partners and have secured alternative sources of financing, our dependence on Cargill has diminished. There can be no assurance that such alternative financing will continue to be available. Any termination of such relationship could have a material adverse effect on our consolidated financial position, results of operations and business prospects.

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

        Our directors and executive officers collectively beneficially own 15.83% of the Common Stock. Although there are no agreements or arrangements with respect to voting such Common Stock among such persons, they, if acting together, may effectively be able to control any vote of our stockholders and thereby exert considerable influence over the affairs of our company. James T. Sartain, President and Chief Executive Officer of our company, is the beneficial owner of 5.68% of the Common Stock. There can be no assurance that the interests of management or the other entities and individuals will be aligned with our other stockholders.

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

We may be adversely affected by tax, monetary and fiscal policy changes.

        We originate and acquire financial assets, the value and income potential of which are subject to influence by foreign regulations, various state and federal tax, monetary and fiscal policies in effect from time to time. The nature and direction of such policies are entirely outside our control, and we cannot predict the timing or effect of changes in such policies. Changes in such policies could have a material adverse effect on our consolidated financial position, results of operations and business prospects.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The Company occupies approximately 61,000 square feet of office space, all of which is leased. The Company leases its current headquarters building under a noncancellable operating lease, which expires December 31, 2011 with an option to renew for an additional five years. All leases of the other offices of the Company and subsidiaries expire prior to 2015. Such office space is suitable and adequate for the Company's current needs. The following is a list of the Company's principal physical properties leased as of December 31, 2006.

Location	Function	Business Segment
Waco, Texas	Executive Offices	Corporate/Commercial
Richmond, Virginia	Servicing Offices	Commercial
Guadalajara, Mexico	Servicing Offices	Commercial
Mexico City, Mexico	Servicing Offices	Commercial
Salt Lake City, Utah	Servicing Offices	Commercial
Dallas, Texas	Servicing Offices	Commercial
Sao Paulo, Brazil	Servicing Offices	Commercial

Item 3.    Legal Proceedings.

  FCLT Litigation

        On January 19, 2005, Prudential Financial, Inc. ("Prudential") filed a petition in interpleader seeking to interplead 321,211 shares of Prudential common stock and any associated dividends arising from the demutualization of Prudential in December 2000. The shares of Prudential common stock related to group annuity contracts purchased by First-City National Bank of Houston, as trustee of the First City Bancorporation Employee Retirement Trust (the "Trust") to fund obligations to participants in the First City Bancorporation Employee Retirement Plan (the "'Plan") in connection with termination of the Plan and the Trust in 1987. FirstCity, FCLT Loans Asset Corp. ("FCLT"), an alleged assignee of the FirstCity Liquidating Trust, JP Morgan Chase Bank, National Association ("JP Morgan"), and First-City National Bank of Houston as trustee of the Trust were made defendants in the suit as claimants to the Prudential common stock and dividends. An agreed order dated January 27, 2005, was entered by the court providing that the Prudential common stock be transferred to JP Morgan as record owner and that JP Morgan sell the stock. The January 27, 2005 order also provided that the proceeds from the sale be held by JP Morgan pending resolution, by agreement or court order, of all conflicting claims to the proceeds. JP Morgan advised that the Prudential common stock was sold on January 28, 2005 for total proceeds of approximately $17.5 million. JP Morgan also received funds in the amount of approximately $489,000, which were dividend payments related to the Prudential common stock. The proceeds are being held by JP Morgan pending resolution of the conflicting claims. JP Morgan filed a third party action naming Mr. Blair as a third party defendant with an alleged interest in the demutualization proceeds. On October 1, 2005, the court certified a class represented by Mr. Blair.

        FirstCity, FCLT and Mr. Blair each filed motions for summary judgment asserting ownership of the proceeds of the common stock and the dividends and accrued income. On March 21, 2006, FirstCity received notice that the 152nd District Court, Harris County, Texas granted FirstCity's motion for partial summary judgment. The order granting FirstCity's motion for partial summary judgment rendered judgment in favor of FirstCity as to the ownership of the demutualization proceeds. The court's summary judgment order also denied the claims to ownership of the demutualization proceeds by FCLT and Mr. Blair, individually and as representative of the proposed class of employee beneficiaries. The motions submitted to the court prior to its order dated March 21, 2006 did not address all matters pending in the lawsuit. Mr. Blair, as class representative, filed a motion for new trial to set aside the summary judgment in favor of FirstCity and for reconsideration of granting Mr. Blair's motion for summary judgment. FCLT filed a motion for the court to reconsider its order granting the partial summary judgment for FirstCity. FirstCity moved for summary judgment on all remaining claims and for entry of a final judgment on May 12, 2006. On August 14, 2006, the court entered an order (i) finding that FirstCity is the sole owner of the "demutualization proceeds" being the proceeds from the sale of the 321,211 shares of Prudential Financial, Inc. stock, the dividends on such shares and all accrued interest and income arising there from, (2) granting FirstCity's motion for summary judgment against FCLT's claims for breach of contract and tortious interference, (3) providing that JP Morgan continue to hold the demutualization proceeds until the appellate process has been completed, (4) denying the request by FirstCity that FCLT or Mr. Blair be required to post bond or other form of security on appeal, and (5) denying all other claims for relief. FCLT and Mr. Blair filed notices of appeal to the First or Fourteenth Court of Appeals of the State of Texas. The appeal has been assigned to the First Court of Appeals and all parties have filed their briefs with the court. The parties participated in court ordered mediation on February 13, 2007 which was unsuccessful. FirstCity cannot give any assurances as to the time period for the appeal of the final judgment or the timing of receipt or ultimate amount of proceeds to be received, if any.

        In the trial court, FCLT filed a counterclaim against FirstCity claims for damages related to alleged breaches of contract by FirstCity related to failure to assign the proceeds to FCLT and FirstCity's assertion of a claim to the proceeds and a claim for tortious interference by FirstCity as a result of FirstCity's claim for the proceeds. In connection with that claim, FCLT seeks to recover attorney's fees and other damages related to the assertion by FirstCity of an interest in the shares of Prudential common stock. No amount has been asserted by FCLT Loans Asset Corp. and the company does not believe that its actions give rise to a claim by FCLT Loans Asset Corp. The trial court denied these claims of FCLT in its orders resolving claims with respect to the motions for summary judgment filed by each of the parties. The appeal by FCLT seeks to overturn the summary judgment rendered against it with respect to these claims. FirstCity believes that the claims of FCLT are without merit and that it has valid defenses to these claims.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock, $.01 par value per share ("Common Stock") is traded on the Nasdaq Global Select Market under the symbol FCFC. The number of holders of record of Common Stock on July 9, 2007 was approximately 740, as provided by American Stock Transfer, the Company's transfer agent. High and low stock prices for the Common Stock in the two years ended December 31, 2006 and December 31, 2005 are displayed in the following table:

	2006 Market Price		2005 Market Price
Quarter Ended
	High	Low	High	Low
March 31	$12.25	$10.25	$13.35	$9.92
June 30	12.05	10.35	13.25	11.00
September 30	11.20	8.53	12.75	10.74
December 31	11.10	9.76	12.40	10.50

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

        There were no stock repurchases by the Company in the fourth quarter of 2006.

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

Selected Financial Data

	Years ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$28,387	$24,093	$21,141	$21,318	$21,528
Expenses	32,636	27,725	30,905	30,959	28,656
Equity in earnings of investments	11,756	12,013	14,913	14,174	9,212
Gain on sale of interest in equity investments	2,459	—	—	—	1,779
Earnings from continuing operations	9,877	8,078	5,011	4,358	2,399
Earnings (loss) from discontinued operations	(75)	153	58,623	4,829	(6,170)
Net earnings (loss)	9,802	8,231	63,634	9,187	(3,771)
Redeemable preferred dividends	—	—	—	(133)	(2,478)
Net earnings (loss) to common stockholders	9,802	8,231	63,634	9,054	(6,249)
Earnings (loss) from continuing operations per common share—
Basic	0.89	0.72	0.45	0.38	(0.01)
Diluted	0.84	0.68	0.42	0.37	(0.01)
Net earnings (loss) per common share—
Basic	0.88	0.73	5.67	0.81	(0.74)
Diluted	0.83	0.69	5.37	0.80	(0.74)
Consolidated Balance Sheet Data:
Total assets	297,663	194,869	158,857	132,388	126,456
Total notes payable	187,811	90,259	51,303	75,060	80,673
Preferred stock	—	—	—	3,846	3,705
Total common equity	103,893	98,911	92,423	28,969	18,752

        In December 2002, FirstCity completed a recapitalization in which holders of the New Preferred Stock exchanged 1,092,210 shares of New Preferred Stock, for 2,417,388 shares of common stock and $10.5 million. During 2003, 4,400 shares of New Preferred Stock were redeemed for 8,200 shares of common stock, leaving 126,291 shares outstanding at December 31, 2003. On December 30, 2004, FirstCity redeemed all of the outstanding shares of its New Preferred Stock at a total redemption price of $21.525 per share. The redemption price represented the liquidation preference of the New Preferred Stock plus the final normal quarterly dividend of $.525 per share. In addition, FirstCity issued 400,000 shares of common stock as part of a transaction to acquire the minority interest in FirstCity Holdings, Inc. from Terry R. DeWitt, G. Stephen Fillip and James C. Holmes.

        In December 2004, FirstCity redeemed all of the outstanding shares of its New Preferred Stock at a total redemption price of $21.525 per share. The redemption price represented the liquidation preference of the New Preferred Stock plus the fourth quarter 2004 dividend of $.525 per share. FirstCity completed the sale of its 31% investment in Drive in November 2004. As a result, the consumer lending segment conducted through Drive was no longer considered a principal reportable segment and is treated as a discontinued operation. The results of historical operations have been reflected as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

        During 2006, the Company recorded earnings to common stockholders on a diluted basis of $9.8 million or $0.83 per common share. The operating contribution from the Portfolio Asset acquisition and resolution segment was $15.1 million compared with $13.8 million for 2005. The Company was able to invest $144.0 million in portfolio acquisitions of $297.0 million during 2006 of which $103.4 million was invested in the United States, $32.9 million in Europe, and $7.7 million in Latin America. In addition to the portfolio acquisitions during 2006, FirstCity invested $9.2 million in partnerships as well as $19.0 million in the form of loans to unrelated entities. As a result, earning assets (equity investments, inventory, loans receivable, and interest receivable) increased to $250.4 million in 2006 compared to $153.4 million in 2005. The 2006 investment level of $144 million represents the highest amount invested in a single year in the history of the Company's Portfolio Asset acquisition and resolution business.

        During the third quarter of 2006, FirstCity completed a total restructure of its investments in Mexico in a transaction which aligned FirstCity with AIG. The Company received $1.9 million in incentive service fees related to the sale of certain assets in Mexico which occurred as a result of the restructure. The details of the restructure are provided in Note 6 to the Consolidated Financial Statements. In addition, the Company recorded a gain on the sale of equity investments of $2.5 million. This gain consisted of: 1) one domestic equity investment resulting in a gain of $1.3 million and 2) a partial sale of Mexico equity investments in connection with a restructure with AIG resulting in a gain of $1.2 million.

        Management remains positive on the outlook of the Company. The acquisitions for 2006 contributed to a $97 million net increase in the primary earning assets base of the Company and FirstCity is currently evaluating 25 different transactions representing over $1.5 billion in face value of assets.

        In November 2006, the Company was able to secure an increase in its revolving line of credit with the Bank of Scotland up to a maximum of $175 million. The original line of credit was $96 million and, in accordance with the terms of the agreement, had been reduced to $90.7 million.

        In November 2006, the Company, through its subsidiary American Business Lending, Inc., acquired a license from the U.S. Small Business Administration (the "SBA") to originate and service SBA 7(a) loans. In addition, a $25 million revolving loan facility was obtained from Wells Fargo Foothill, Inc. ("WFF") to assist in the financing of these loans. In February 2007, this facility was increased to $40 million.

        In the fourth quarter of 2004, FirstCity sold its 31% beneficial ownership interest in Drive. This sale generated a $53.3 million net gain ($54.4 million gain, net of $1.1 million in taxes) which was reflected in the 2004 results of the Company as "earnings from discontinued operations." The $86.8 million proceeds from the sale were primarily used to retire debt. Following the sale, FirstCity and Bank of Scotland restructured the then-existing $50 million revolving credit facility into a

$96 million revolving acquisition facility, which has subsequently been amended to a $175 million facility that matures in November 2010.

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

Results of Independent Investigation

        The Audit Committee of the Board of Directors conducted an independent investigation to review whether FirstCity and its subsidiaries received inadequate compensation, or other improprieties occurred, with respect to the sale of a loan portfolio to a third party, and FirstCity's compliance with laws applicable to its foreign operations as a result of allegations against an officer of an affiliate of FirstCity regarding matters that occurred prior to the individual's becoming an officer of that affiliate. The Audit Committee engaged an outside law firm to act as independent counsel and conduct the investigation. Independent counsel worked with external forensic accountants to conduct its review.

        The Independent Investigation found that the loan portfolio sale was initiated by other portfolio investors, who owned a majority investment in the portfolio, and that the portfolio appeared to have been sold for the best price available at the time. The Independent Investigation found no evidence indicating that FirstCity or any officer, manager or full-time employee personally benefited from the transactions relating to the portfolio sale. The Independent Investigation concluded that the sales price received by FirstCity and the other portfolio investors was reasonable based upon the information that was available at the time of the sale.

        The Independent Investigation concluded that it was unable to complete its review of the issues relating to allegations against the officer of an affiliate of FirstCity due to its inability to access certain documentation outside FirstCity's custody and control. FirstCity has reviewed these issues, performed on-site procedures at the affiliate location and has determined that no adjustment to FirstCity's financial statements is required in connection with this issue.

        The Independent Investigation recommended improvements designed to provide additional assurances for accurate financial reporting, particularly with respect to FirstCity's Latin American operations, and to improve FirstCity's internal control structure. The Independent Investigation also recommended changes in FirstCity's approach to foreign business relationships. In addition, the Independent Investigation made a number of recommendations aimed at improving FirstCity's compliance practices and procedures. FirstCity has already begun taking steps to implement the foregoing recommendations.

        FirstCity has not identified any material adjustment to its financial statements that is required in connection with the results of the Independent Investigation. The costs associated with the investigation through July 6, 2007 were approximately $2.0 million, with $1.2 million reflected in the first quarter 2007 results and approximately $800,000 to be reflected in the second quarter 2007 results.

Results of Operations

  2006 Compared to 2005

        Net earnings to common stockholders were $9.8 million in 2006 compared to $8.2 million in 2005. On a per share basis, diluted net earnings to common stockholders were $.83 in 2006 compared to $.69 in 2005. The Company reported earnings from continuing operations of $9.9 million in 2006 compared to $8.1 million in 2005. Losses from discontinued operations were $75,000 in 2006 compared to earnings of $153,000 in 2005. Following is a discussion of the Portfolio Asset acquisition and resolution segment and other corporate overhead as presented in note 8 of the consolidated financial statements.

  Portfolio Asset Acquisition and Resolution

        The operating contribution from the Portfolio Asset acquisition and resolution business of $15.1 million in 2006 increased from $13.8 million in 2005. FirstCity purchased $297.0 million of Portfolio Assets during 2006 ($206 million through the Acquisition Partnerships) compared to $146.6 million in acquisitions in 2005. FirstCity's investment in these acquisitions was $144.0 million and $71.4 million in 2006 and 2005, respectively. FirstCity's year-end investment in wholly-owned Portfolio Assets was $108.7 million at December 31, 2006 compared to $49.3 million at December 31, 2005.

        Servicing fee revenues.    Servicing fee revenues increased by 9.8% to $12.9 million in 2006 from $11.8 million in 2005. Service fees from the Latin American partnerships (including incentive service fees) increased by $1.3 million or 16.3% as a result of a $1.9 million incentive service fee resulting from the restructure of the Mexican Investment Platform offset by efforts to reduce operating costs in Mexico. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. Service fees from domestic Acquisition Partnerships decreased by $.18 million or 5% due to a lower service fee rate produced based on the mix of collections.

        Income from Portfolio Assets.    Income from Portfolio Assets increased 33.0% to $11.0 million in 2006 compared to $8.3 million in 2005, primarily due to increased resolution of portfolio assets. FirstCity's average investment in wholly-owned domestic portfolio assets was $60.1 million and $40.9 million during 2006 and 2005, respectively.

        Interest income from affiliates.    Interest income from affiliates decreased slightly to $1.5 million in 2006 from $1.8 million in 2005.

        Interest income from loans receivable—other.    Interest income from loans receivable—other was $.6 million in 2006 and relates to loans originated in the latter half of 2006 which included loans to a Canadian real estate company, and two domestic real estate companies.

        Other income.    Other income was $1.6 million in 2006 compared to $1.7 million in 2005, primarily due to a reduction in the estimated carrying value of loans payable to certain members of management by $.3 million. See further discussion related to these loans in note 2 of the consolidated financial statements.

        Expenses.    Operating expenses were $26.4 million in 2006 compared to $21.7 in 2005. The following is a discussion of the major components.

        Interest and fees on notes payable increased to $8.3 million in 2006 compared to $4.0 million in 2005. The average debt for the period increased to $100.3 million in 2006 from $56.4 million in 2005 and the average cost of borrowing increased to 8.3% in 2006 from 7.1% in 2005.

        Salaries and benefits decreased to $11.4 million in 2006 from $12.1 million in 2005. Total personnel within the Portfolio Asset acquisition and resolution segment were 176 and 184 at December 31, 2006 and 2005, respectively.

        The provision for loan and impairment losses was $271,000 in 2006 and $212,000 in 2005. See note 1(e) of the consolidated financial statements for a detailed discussion on FirstCity's allowance for loan losses.

        Occupancy, data processing, communication and other expenses increased by 23% to $6.5 million in 2006 from $5.3 million in 2005 primarily due to higher servicing and legal and accounting fees.

        Minority interest expense was minimal from year to year.

        Equity in earnings of investments.    Equity in earnings of investments decreased slightly to $11.8 million in 2006 compared to $12.0 million in 2005. Equity earnings in Acquisition Partnerships decreased by 3.9% to $10.9 million in 2006 from $11.4 in 2005. Equity in earnings of servicing entities increased by 28.9% to $.8 million in 2006 from $.6 million in 2005. Following is a discussion of equity earnings in Acquisition Partnerships by geographic region. See note 6 to the consolidated financial statements for a summary of revenues and earnings of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships.

  •
  Domestic—Equity in earnings of domestic Acquisition Partnerships decreased by 19.1% to $6.5 million in 2006 compared to $8.0 in 2005 primarily as a result of declines in earnings from older partnerships as the Portfolios liquidate. These partnerships reflected net earnings of $13.8 million in 2006 compared to $19.4 million in 2005. Income from Portfolio Assets in 2005 was generated primarily from loans acquired prior to 2005, whereas income in 2006 was generated primarily from loans acquired after 2004. Although collections on Portfolio Assets increased to $114 million in 2006 from $101 million in 2005, income from Portfolio Assets acquired after 2004 is less sensitive to collections than from Portfolio Assets acquired prior to 2005. For Portfolios acquired after 2004, income is recognized ratably over the remaining life of the Portfolio based on an expected yield. For nonperforming loans acquired prior to 2005, income is recognized to the extent that collections exceed a pro rata portion of allocated cost from the pool.

  •
  Latin America—Equity in loss of Latin American Acquisition Partnerships remained flat at $.2 million in 2006 compared to $.2 million in 2005. These partnerships reflected a loss of $6.9 million in 2006 compared to $3.7 million in 2005. Although the revenues were higher compared to the previous period, the partnerships recorded foreign exchange losses of $10.5 million in 2006 compared to gains of $17 million in 2005 (of which $.6 million losses and $1.4 million gains are included in equity earnings, respectively). In addition, provisions net of recoveries of allowance for loan losses of $1.4 million were recorded in 2006 compared to $11 million for the same period in 2005. Interest expense of $9.3 million and $10.4 million were recorded in 2006 and 2005 respectively. This interest was owed to the investors in these partnerships, of which FirstCity recorded $.9 million and $1.6 million as interest income in 2006 and 2005, respectively. FirstCity eliminated substantially all of its loans receivable from the Mexican acquisition partnerships as a result of the restructure of the Mexican Investment Platform during the third quarter of 2006.

  •
  Europe—Equity in earnings of European Acquisition Partnerships increased by 29.8% to $4.6 million in 2006 compared to $3.6 million in 2005. This increase was principally due to an increase in investments in European acquisitions. During 2006 and 2005, FirstCity recorded $1.1 million and $.8 million, respectively, in foreign currency transactions gains (included in other expenses) related to investments in Europe. During 2006, FirstCity invested in three new portfolios in Germany. The management of the Company anticipates that the cash flow generated by these new portfolios will produce a positive contribution to future equity earnings in Europe.

        Gain on sale of equity investments.    Gain on sale of equity investments of $2.5 million was recorded in 2006. This gain primarily consisted of: 1) one domestic equity investment resulting in a gain of $1.3 million; and 2) a partial sale of twelve Latin American equity investments to AIG resulting in a gain of $1.2 million in accordance with the restructuring of the Mexican Investment Platform.

  Other Items Affecting Operations

        The following items affect the Company's overall results of operations and are not directly allocated to the Portfolio Asset acquisition and resolution business discussed above.

        Corporate interest and overhead.    Net corporate overhead expenses (excluding taxes) decreased from $5.6 million in 2005 to $5.2 million in 2006, primarily due to increased management fee income from acquisition partnerships, from $.5 million in 2005 to $.7 million in 2006. Other expenses increased due to recording $.4 million in stock option expense beginning 2006 in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, offset by decreased legal and accounting fees from $1.3 million in 2005 to $1.0 million in 2006.

        Income taxes.    Provision for income taxes was $186,000 in 2006 compared to $250,000 in 2005, and taxes in both years related primarily to state income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in 2006 and 2005.

        Discontinued Operations.    The Company recorded a provision of $75,000 in 2006 for additional losses from discontinued mortgage operations compared to $356,000 in 2005. At December 31, 2006, the only asset remaining from discontinued mortgage operations was an investment security resulting from the retention of a residual interest in a securitization transaction. This security is in "run-off," and the Company is contractually obligated to service the underlying asset. The assumptions used in the valuation model consider both industry as well as the Company's historical experience. As the security "runs off," assumptions are reviewed in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary.

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

        Earnings from discontinued consumer operations were zero in 2006 compared to $509,000 in 2005. On November 1, 2004, FirstCity completed the sale of its remaining 31% interest in Drive and recognized a net gain of $53.3 million. In 2005, an estimated tax provision of $.6 million was reversed due to lower than anticipated state income taxes related to the sale.

  2005 Compared to 2004

        Net earnings to common stockholders were $8.2 million in 2005 compared to $63.6 million in 2004. On a per share basis, diluted net earnings to common stockholders were $.69 in 2005 compared to $5.37 in 2004. The Company reported earnings from continuing operations of $8.1 million in 2005 compared to $5.0 million in 2004. Earnings from discontinued operations were $153,000 in 2005 and $58.6 million in 2004.

  Portfolio Asset Acquisition and Resolution

        The operating contribution from the Portfolio Asset Acquisition and Resolution business of $13.8 million in 2005 decreased from $14.4 million in 2004. FirstCity purchased $147 million of Portfolio Assets during 2005 ($115 million through the Acquisition Partnerships) compared to $174 million in acquisitions in 2004. FirstCity's investment in these acquisitions was $71.4 million and $59.8 million in 2005 and 2004, respectively. FirstCity's year-end investment in wholly-owned Portfolio Assets was $49.3 million at December 31, 2005 compared to $38.0 million at December 31, 2004.

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

        Income from Portfolio Assets.    Income from Portfolio Assets increased to $8.3 million in 2005 compared to $2.5 million in 2004, primarily due to increased resolution of portfolio assets. FirstCity's average investment in wholly-owned domestic portfolio assets was $40.9 million and $17.6 million during 2005 and 2004, respectively.

        Interest income from affiliates.    Interest income from affiliates decreased to $1.8 million in 2005 from $2.3 million in 2004.

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

        Expenses.    Operating expenses were $21.7 million in 2005 compared to $21.0 in 2004.

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

  •
  Domestic—Equity in earnings of domestic Acquisition Partnerships decreased by 19% to $8.0 million in 2005 compared to $9.9 in 2004 primarily as a result of a decrease in collections of $101 million in 2005 compared to $121 million in 2004.

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

        Corporate interest and overhead.    Company level interest expense was zero in 2005 compared to $3.4 million in 2004 as a result of the payoff of corporate debt in November 2004 from proceeds received on the sale of the Company's 31% beneficial interest in Drive. Other net corporate overhead expenses (excluding taxes) decreased to $5.6 million in 2005 from $5.9 million in 2004.

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

Portfolio Asset Acquisition and Resolution

        In 2006 the Company invested $144 million in Portfolios acquired through Acquisition Partnerships and subsidiaries. Acquisitions by the Company over the last five years are summarized as follows:

	Purchase Price	FirstCity Investment
	(In thousands)
1st Quarter	$42,351	$23,341
2nd Quarter	25,201	18,936
3rd Quarter	91,521	31,504
4th Quarter	137,917	70,267

Total 2006	296,990	144,048
Total 2005	146,581	71,405
Total 2004	174,139	59,762
Total 2003	129,192	22,944
Total 2002	171,769	16,717

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

        FirstCity has a $175 million revolving acquisition facility with Bank of Scotland as most recently amended on June 29, 2007, used to finance the senior debt and equity portion of portfolio and asset purchases made by FirstCity and to provide for the issuance of letters of credit and working capital loans. The obligations of FirstCity under this facility are guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and are secured by security interests in substantially all of the assets of

FirstCity and its wholly-owned subsidiaries. An additional upfront fee was paid to Bank of Scotland in the amount of $830,000. The primary terms and key covenants of this facility are as follows:

  •
  The maximum outstanding amount of loans and letters of credit issued under the loan facility that may be outstanding under the loan facility is $175 million;

  •
  The available interest rates under the loan facility are LIBOR plus 2.00% to 2.50% per annum;

  •
  The maximum value for assets that can be included in the borrowing base from the acquisition of portfolio assets in certain countries are as follows: Mexico—$30 million, Brazil—$5 million, Chile—$10 million, and Argentina or Uruguay—$6 million;

  •
  The limit for Loans that can be borrowed in Euros under the loan facility is $50 million;

  •
  The maximum amount of letters of credit that can be issued under the loan facility is $40 million;

  •
  The maximum amount of working capital loans that can be outstanding under the loan facility is $35 million;

  •
  The ratio of EBITDA to Interest Coverage should not be not less than 1.50 to 1.00 for each twelve month period;

  •
  The ratio of Indebtedness to Tangible Net Worth should be equal to or less than 3.5 to 1.00 for the last day of the fiscal quarter;

  •
  The ratio of Cumulative Current Recovered and Projected Collections to Cumulative Original Projected Collections should not be less than 0.90 to 1.00; and

  •
  The maturity date for the loan facility is November 12, 2010.

        FH Partners, L.P., an indirect wholly-owned affiliate of FirstCity, has a revolving loan facility with Bank of Scotland, as most recently amended on June 29, 2007, that provides for a $50 million revolving Portfolio acquisition facility for FH Partners, L.P. to be secured by all of the assets of FH Partners, L.P. The loan facility will be used to finance Portfolio and asset purchases. The facility (i) allows loans to be made for the acquisition of Portfolio Assets in the United States, (ii) provides that each loan may be in an amount of up to 70% of the net present value of the assets being acquired with the proceeds of the loan, (iii) provides that the aggregate outstanding balances of all loans will not exceed 65% of the net present value of the assets securing the loan facility, (iv) provides for an interest rate of LIBOR plus 2.0%, (v) provides for an annual commitment fee of 0.20% of the average daily unused balance of the revolving acquisition facility, (vi) provides for a utilization fee of 0.75% of the amount of each loan made under the loan facility, (vii) provides for an upfront fee of $350,000, (viii) provides for facility fees of $100,000, for the period commencing on the effective date and ending the day before the first anniversary thereof, $75,000, for the period commencing on the first anniversary of the effective date and ending the day before the second anniversary thereof, and $50,000, for each subsequent one-year period, (ix) provides that all other financial covenants will mirror the key covenants of the facility that FirstCity has with Bank of Scotland, and (x) provides for a maturity date of November 12, 2008. The obligations of FH Partners, L.P. under the facility are guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.

        At December 31, 2006, the Company had $48.3 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company entered into the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was ($2.5) million for the year ended December 31, 2006, $1.3 million for 2005, and ($.3) million for 2004.

        On September 22, 2006, FirstCity NPL S.A., a Chilean affiliate of FirstCity Chile Ltda and FirstCity, entered into a revolving line of credit with a maximum loan amount in Chilean pesos equivalent to $10.0 million U.S. Dollars with CORPBANCA Sociedad Anónima Bancaria ("CB") to finance the purchase of delinquent and due accounts. The revolving line of credit was structured by Corpbanca Asesorías Financieras S.A. ("CAF"). Pursuant to the terms of the credit facility, FirstCity NPL S.A. was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At December 31, 2006, FirstCity had a letter of credit in the amount of $6.3 million from Bank of Scotland under the terms of FirstCity's revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $6.3 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

        On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a revolving line of credit with a maximum loan amount in Mexican pesos equivalent to $13.4 million U.S. Dollars with Banco Santander, S.A. The proceeds were used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At December 31, 2006, FirstCity had a letter of credit in the amount of $14.1 million from Bank of Scotland under the terms of FirstCity's revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $14.1 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

        On December 20, 2006, American Business Lending, Inc. ("ABL"), a subsidiary of FirstCity, and Wells Fargo Foothill, Inc., entered into a Credit Agreement dated effective as of December 15, 2006 that provides for a $25 million revolving loan facility for ABL which is secured by substantially all of the assets of ABL. The revolving loan facility, (i) allows advances in the maximum amount of $25 million to be made under the Credit Agreement for the purpose of paying fees and expenses in connection with the closing of the Credit Agreement and financing loans made by ABL, a portion of which are guaranteed by the U.S. Small Business Administration, (ii) provides that the aggregate outstanding principal amount of the advances made to ABL under the Credit Agreement may not exceed the amount by which (a) the sum of (1) up to one hundred percent (100%) of the net eligible SBA guaranteed loans made by ABL, plus (2) up to eighty percent (80%) of the net eligible non-guaranteed loans made by ABL (or portion thereof), exceeds (b) the sum of (1) any reserves for obligations of ABL related to the bank products, plus (2) the aggregate amount, if any, of loan reserves then established and outstanding, plus (3) the aggregate amount of any other reserves established by WFF, (iii) provides for an interest rate of LIBOR plus 2.625% or, alternatively, the greater of (x) the Wells Fargo prime rate or (y) seven and one-half percent (7.50%) per annum, (iv) provides for a closing fee of $125,000, being one-half of one percent (0.50%) of the Maximum Credit Line available under the Credit Agreement, (v) provides for an unused credit line fee in an amount equal to one-quarter of one percent (0.25%) per annum of the average daily difference during the month in question (or portion thereof) between (i) the Maximum Credit Line and (ii) the aggregate outstanding principal amount of the advances outstanding under the Credit Agreement for such month (or portion thereof), (vi) provides in the event of the termination of the Credit Agreement by ABL for a prepayment fee of three percent (3.0%) of the Maximum Credit Line if paid prior to December 14, 2007, two percent (2.0%) of the Maximum Credit Line if paid during the period beginning December 15, 2007 and ending December 14, 2008, and one percent (1.0%) of the Maximum Credit Line if paid during the period beginning December 15, 2008 and ending December 13, 2009, and

(vii) provides for a maturity date of December 14, 2009. At December 31, 2006, the balance of this facility was zero. In February 2007 American Business Lending, Inc., an affiliate of FirstCity, and Wells Fargo Foothill, Inc., amended the Credit Agreement to increase the revolving credit facility to a maximum credit line of $40 million that matures on December 13, 2009. In connection with this amendment, FirstCity provided Wells Fargo Foothill, Inc. with an unconditional guaranty of the obligations under the loan facility on behalf of ABL up to a maximum of $5 million. This guaranty will remain in effect for the life of the loan facility.

        The Credit Agreement has covenants that are customary for a facility of this type, including maximum capital expenditure levels and financial covenants related to indebtedness to tangible net worth ratio, earnings before interest, taxes, depreciation and amortization, and tangible net worth for ABL. The Credit Agreement contains representations and warranties by ABL, events of default and other provisions that are customary for a facility of this type. The security agreement executed by ABL to secure the obligations under the Credit Agreement grants a security interest to WFF in all of the assets of ABL except (a) the unguaranteed portions of any SBA-guaranteed loan originated by AMRESCO SBA Holdings, Inc. ("ASBA") and transferred to ABL pursuant to the Asset Purchase Agreement dated as of June 30, 2006, by and among NCS I, LLC and ASBA, as sellers, ABL, as the purchaser, and FirstCity Business Lending Corporation and FirstCity pursuant to which ABL acquired those SBA loans, and any other assets transferred by ASBA to ABL pursuant to that Asset Purchase Agreement, including, the Small Business Lending Corporation license. The security agreement also contains other provisions that are customary for a facility of this type. Pursuant to the terms in the Asset Purchase Agreement, the Sellers retained control over the loan assets transferred.

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

        Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of December 31, 2006, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $292 million and outstanding borrowings of $188 million.

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

        All non-performing Portfolio Assets are purchased at discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the adjusted cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, which represents the net realizable value of the non-performing pool. Once it is determined that there is impairment, a valuation allowance is established for any impairment identified through provisions charged to operations in the period the impairment is identified. The Company recorded no allowance for impairment in 2006 and 2005 and $16,000 in 2004.

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

  Impairment of Loans Acquired Prior to 2005

        Management's best estimate of IRR as of January 1, 2005, is the basis for subsequent impairment testing. If it is probable that all cash flows estimated at acquisition plus any changes to expected cash flows arising from changes in estimates after acquisition would not be collected, the carrying value of a pool would be written down to maintain the then current IRR. Prior to January 1, 2005, impairment charges would be taken to the income statement with a corresponding write-off of the receivable balance. Consequently, no allowance for loan loss was recorded prior to January 1, 2005. The Company recorded provisions for impairment of loans in the amounts of $62,000 in 2006, $132,000 in 2005 and $13,000 in 2004.

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

        FirstCity establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition—that is, the present value of cash flows expected at acquisition that are not expected to be collected. The Company established a valuation allowance of $132,000 in 2006 and none in 2005 on these loans.

  Loans Acquired With No Credit Deterioration

        Loans acquired without evidence of credit deterioration at acquisition for which FirstCity has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance net of unamortized purchase discounts or premiums.

        Interest accrual ceases when payments become 90 days contractually past due. An allowance for loan losses is established when a loan becomes impaired. A loan is impaired when full payment under the loan terms is not expected. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed. The Company established a valuation allowance of $49,000 in 2006 and $31,000 in 2005 on these loans.

  Real Estate Portfolios

        Real estate portfolios consist of real estate acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of real estate portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, net of costs to sell, which represents the net realizable value of the real estate portfolio. Impairment losses are charged to operations in the period the impairment is identified. The Company recorded impairment losses of $28,000, $49,000, and $1,000 as of December 31, 2006, 2005 and 2004, respectively.

  Deferred Tax Asset

        As a part of the process of preparing its consolidated financial statements, the Company is required to calculate its income taxes in each of the jurisdictions in which it operates. This process involves calculating the Company's current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects of future changes in tax laws or changes in tax rates are not anticipated. The measurement of deferred tax assets, if any, is reduced by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

        As a result of the Merger, the Company has substantial federal NOLs that can be used to offset the tax liability associated with the Company's pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic consolidated financial statements. The Company's analysis resulted in no change in 2006, 2005 and 2004.

        The Company has a net deferred tax asset of $20.1 million in the consolidated balance sheet as of December 31, 2006, which is composed of a gross deferred tax asset of $118.9 million net of a valuation allowance of $98.8 million. As discussed in note 3 of the consolidated financial statements, FirstCity sold its remaining 31% interest in Drive in November 2004. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes that the deferred tax asset, net of allowance, has been carried at low levels, and thus, the sale of Drive has no impact on FirstCity's ability to realize all of the deferred tax asset, net of allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly. See "Item 1A. Risk Factors."

  Equity Investments in Acquisition Partnerships

        FirstCity accounts for its investments in Acquisition Partnerships and their general partners using the equity method of accounting. This accounting method generally results in the pass-through of its pro rata share of earnings from the partnerships' activities as if it had a direct investment in the underlying Portfolio Assets held by the partnerships. The revenues and earnings of the partnerships are determined on a basis consistent with the accounting methodology applied to Portfolio Assets as described in the preceding paragraphs. FirstCity has ownership interests in the various partnerships that range from 2% to 50%. The Company also holds investments in servicing entities that are accounted for under the equity method.

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

        The only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction. This security is in "run-off," and the Company is contractually obligated to service this asset. Prior to the fourth quarter of 2004, FirstCity classified these securities as held to maturity and considered the estimated future gross cash receipts for such investment securities in the computation of the value of such investment securities. In the fourth quarter of 2004, FirstCity's management elected to pursue a strategy to liquidate these assets and carry them as held for sale. Consequently, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the remaining security is recorded at the lower of their carrying value or fair value less cost to sell. The cash flows are collected over a period of time and are valued using a discount rate of 18% and prepayment assumptions of 32% for fixed rate loans and 33% for variable rate loans. Overall loss rates are estimated at 14% of collateral. The assumptions used in the valuation model consider both industry as well as the Company's historical experience and are reviewed quarterly in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary. The Company recorded provisions of $75,000 in 2006, $356,000 in 2005 and $3.8 million in 2004 for additional losses from discontinued mortgage operations. In 2004, the provision primarily relates to FirstCity adjusting the carrying value of the residual interests to fair value. The additional provision in 2005 primarily related to a decrease in the estimated future gross cash receipts on residual interests in securitizations as a result of the actual losses exceeding the losses projected by the valuation model.

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

  Consolidation Policy

        In addition to consolidating entities in which FirstCity has a direct or indirect controlling financial interest, FirstCity evaluates the consolidation of entities to which common conditions of consolidation, such as voting interests and board representation, do not apply. FirstCity performs this evaluation pursuant to FASB Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R provides that, in the absence of clear control through voting interests, board representation or similar rights, a company's exposure, or variable interest, to the economic risks and potential rewards associated with its interest in the entity is the best evidence of control.

        In connection with FIN 46R, when evaluating an entity for consolidation, FirstCity first determines whether an entity is within the scope of FIN 46R and if it is deemed to be a variable interest entity ("VIE"). If the entity is considered to be a VIE, FirstCity determines whether it would be considered the entity's primary beneficiary. FirstCity consolidates those VIEs for which it has determined that it is the primary beneficiary. Generally, FirstCity will consolidate an entity not deemed either a VIE upon a determination that its ownership, direct or indirect, exceeds fifty percent of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where FirstCity does not have a controlling interest (financial or operating), the investments in such entities are accounted for using the equity. FirstCity applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

        Equity earnings in most of the foreign Acquisition Partnerships are recorded on a one-month lag due to the timing of FirstCity's receipt of those financial statements.

Contractual Obligations and Commercial Commitments

        The following tables present contractual cash obligations and commercial commitments of the Company as of December 31, 2006. See Notes 7, 13 and 15 of the Notes to Consolidated Financial Statements (dollars in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Notes payable secured by Portfolio Assets, loans receivable and equity in Acquisition Partnerships	$186,781	$6,897	$65,609	$114,275	$—
Unsecured notes	1,030	—	—	—	1,030
Operating leases	3,110	771	1,298	612	429
Unfunded Portfolio purchase obligation	—	—	—	—	—

	$190,921	$7,668	$66,907	$114,887	$1,459

	Amount of Commitment Expiration Period
	Unfunded Commitments	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Commercial Commitments	$1,051	$1,051	$—	$—	$—

Effect of New Accounting Standards

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 ("SFAS 159") SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact SFAS 159 will have on its financial statements.

        In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, was issued. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November, 15, 2007. The Company is currently evaluating the impact SFAS 157 will have on its financial statements.

        In September 2006, the SEC staff issued Staff Accounting Bulletin Topic 1N, Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be evaluated when determining the materiality of misstatements in the current year financial statements. SAB 108 requires materiality to be determined by considering the effect of prior year misstatements on both the current year balance sheet and income statement, with consideration of their carryover and reversing effects. SAB 108 also addresses how to correct material misstatements. The provisions of SAB 108 are effective for the year ending December 31, 2006. The cumulative effect of the initial application of SAB 108 must be reported in the carrying amounts of assets and liabilities as of the beginning of the year, with the offsetting balance to retained earnings. The Company adopted SAB 108 and adjusted its opening retained earnings for the year ended December 31, 2006 by approximately $327 thousand, all of which relates to the Company's investments in certain Acquisition Partnerships accounted for under the equity method of accounting. Approximately $152 thousand reflects a correction to write off cumulative translation adjustments related to certain foreign investments during the period 2002 through 2005, and approximately $106 thousand reflects a correction in a Partnership's accounting for property taxes in 2005. The remaining $69 thousand reflects the Company's 2005 correction of accounting for equity earnings on a pro-rata basis recorded in an acquired investment subsequent to the acquisition date. The Company reviewed the annual amount of reduced equity earnings incurred in prior periods for these corrections and considered the effects to be immaterial to prior periods both individually and in the aggregate.

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this adoption on the Company's consolidated financial position or earnings.

        In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 ("SFAS 156"). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable, and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 156 by the Company on January 1, 2007 did not have a significant impact on the Company's consolidated financial position or earnings.

        On January 1, 2006, FirstCity adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statement of operations. FirstCity adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the year ended December 31, 2006, reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

        In November 2005, the FASB issued FASB Staff Position SFAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("FSP 115-1"). FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impaired loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company adopted the provisions of FSP 115-1 on January 1, 2006, which did not have a significant impact on the Company's consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

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

        Loans receivable consist of investment loans made to Acquisition Partnerships and other unrelated entities, and bear interest at predominately fixed rates. The collectibility of these loans is directly related to the underlying Portfolio Assets of those Acquisition Partnerships, which are non-performing in nature. Therefore, changes in benchmark rates would have minimal effect on the collectibility of these loans.

        FirstCity had $188 million in debt outstanding at December 31, 2006. The Company is exposed to interest rate risk primarily through its variable rate debt, which totaled $185 million or 99% of the Company's total debt. A 50 basis point change in interest rates would increase or decrease FirstCity's annual interest expense by approximately $.9 million annually.

Foreign Currency Risk

        The Company currently has loans and equity investments in Europe, Latin America (i.e. Mexico, Argentina, Dominican Republic and Chile) and Canada.

        In Europe and in Mexico, the Company's investments are primarily in the form of equity and represent a significant portion of the Company's total equity investments. As previously discussed, the revolving acquisition facility with Bank of Scotland for $175 million allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $50 million U.S. dollars. At December 31, 2006, the Company had $48.3 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In November 2006 the Company acquired a line of credit facility with Banco Santander, S.A. that allows loans to be made in Mexican pesos up to a maximum that is equivalent to $13.4 million U.S. dollars. At December 31, 2006, the Company had $13.4 million in Mexican peso-denominated debt. Management of the Company feels that these loan agreements will help reduce the risk of adverse effects of currency changes on these investments.

        A sharp change in the foreign currencies related to the investments in Europe, Latin America and Canada relative to the U.S. dollar could materially adversely affect the financial position and results of operations of the Company. A 5% and 10% incremental depreciation of these currencies would result in an estimated decline in the valuation of the Company's foreign investments and are indicated in the following table. These amounts are estimates; consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company's consolidated financial position or results of operations.

		One U.S. dollar equals	Estimated decline in valuation of investments resulting from incremental depreciation of foreign currency of (dollars in thousands)
			5%	10%
Europe	EUR	0.76	$2,915	$5,573
Mexico	MXN	10.88	$1,454	$2,803
Argentina	ARS	3.07	$112	$217
Dominican Republic	DOP	34.44	$37	$70
Chile	CLP	532.55	$2	$3
Canada	CAD	1.17	$111	$216

Item 8.    Financial Statements and Supplementary Data.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$18,472	$12,901
Portfolio Assets, net	108,696	49,346
Loans receivable from Acquisition Partnerships held for investment	4,755	19,606
Loans receivable—other	23,991	—
Equity investments	112,357	83,785
Deferred tax asset, net	20,101	20,101
Service fees receivable ($917 and $1,095 from affiliates, respectively)	928	1,103
Other assets, net	8,260	7,870
Discontinued mortgage assets	103	157

Total Assets	$297,663	$194,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable other	$187,811	$89,653
Notes payable to affiliates	—	606
Minority interest	1,570	1,193
Liabilities from discontinued consumer operations	114	121
Other liabilities	4,275	4,385

Total Liabilities	193,770	95,958
Commitments and contingencies (note 15)
Stockholders' equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 11,316,937 and 11,307,187, respectively; shares outstanding: 10,786,637 and 11,307,187, respectively)	113	113
Treasury stock, at cost: 530,300 shares and zero shares, respectively	(5,571)	—
Paid in capital	100,562	99,843
Retained earnings (accumulated deficit)	7,417	(2,058)
Accumulated other comprehensive income	1,372	1,013

Total Stockholders' Equity	103,893	98,911

Total Liabilities and Stockholders' Equity	$297,663	$194,869

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Revenues:
Servicing fees ($12,635, $11,463 and $13,480 from affiliates, respectively)	$12,906	$11,754	$13,747
Income from Portfolio Assets	10,987	8,262	2,472
Interest income from affiliates	1,498	1,838	2,263
Interest income from loans receivable—other	576	—	—
Other income	2,420	2,239	2,659

Total revenues	28,387	24,093	21,141

Expenses:
Interest and fees on notes payable—other	8,289	3,963	6,846
Interest and fees on notes payable to affiliates	22	39	65
Interest on shares subject to mandatory redemption	—	—	265
Salaries and benefits	14,831	15,200	16,139
Provision for loan and impairment losses	271	212	30
Occupancy, data processing, communication and other	9,223	8,311	7,560

Total expenses	32,636	27,725	30,905

Equity in earnings of investments	11,756	12,013	14,913
Gain on sale of interest in equity investments	2,459	—	—

Earnings from continuing operations before income taxes and minority interest	9,966	8,381	5,149
Income tax expense	(186)	(250)	(75)
Minority interest	97	(53)	(63)

Earnings from continuing operations	9,877	8,078	5,011
Discontinued operations:
Earnings (loss) from discontinued operations	(75)	(478)	60,382
Income tax benefit (expense)	—	631	(1,759)

Net earnings (loss) from discontinued operations	(75)	153	58,623

Net earnings	$9,802	$8,231	$63,634

Basic earnings per common share are as follows:
Earnings from continuing operations	$0.89	$0.72	$0.45
Discontinued operations	$(0.01)	$0.01	$5.22
Net earnings to common stockholders	$0.88	$0.73	$5.67
Weighted average common shares outstanding	11,125	11,285	11,230
Diluted earnings per common share are as follows:
Earnings from continuing operations	$0.84	$0.68	$0.42
Discontinued operations	$(0.01)	$0.01	$4.95
Net earnings to common stockholders	$0.83	$0.69	$5.37
Weighted average common shares outstanding	11,759	12,012	11,840

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Common Stock		Treasury Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
					Paid in Capital			Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2003	11,193,687	$112	—	$—	$99,168	$(73,923)	$3,612	$28,969
Exercise of common stock options	67,000	1	—	—	196	—	—	197
Comprehensive income:
Net earnings for 2004	—	—	—	—	—	63,634	—	63,634
Translation adjustments	—	—	—	—	—	—	(377)	(377)

Total comprehensive income								63,257

Balances, December 31, 2004	11,260,687	113	—	—	99,364	(10,289)	3,235	92,423
Exercise of common stock options	46,500	—	—	—	196	—	—	196
Additional paid-in capital arising from sale of shares by investee	—	—	—	—	283	—	—	283
Comprehensive income:
Net earnings for 2005	—	—	—	—	—	8,231	—	8,231
Translation adjustments	—	—	—	—	—	—	(2,222)	(2,222)

Total comprehensive income								6,009

Balances, December 31, 2005	11,307,187	113	—	—	99,843	(2,058)	1,013	98,911
Cumulative effect of adjustments resulting from the adoption of SAB No. 108 (Note 1(q))	—	—	—	—	—	(327)	—	(327)
Exercise of common stock options	9,750	—	—	—	68	—	—	68
Repurchase of common stock	—	—	530,300	(5,571)	—	—	—	(5,571)
Additional paid-in capital arising from stock option compensation expense	—	—	—	—	651	—	—	651
Comprehensive income:
Net earnings for 2006	—	—	—	—	—	9,802	—	9,802
Translation adjustments	—	—	—	—	—	—	359	359

Total comprehensive income								10,161

Balances, December 31, 2006	11,316,937	$113	530,300	$(5,571)	$100,562	$7,417	$1,372	$103,893

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings	$9,802	$8,231	$63,634
Adjustments to reconcile net earnings to net cash used in operating activities:
Net (earnings) loss from discontinued operations	75	(153)	(58,623)
Purchase of Portfolio Assets, net	(96,493)	(32,131)	(38,942)
Proceeds applied to principal on Portfolio Assets	48,167	29,211	8,028
Income from Portfolio Assets	(10,987)	(8,262)	(2,472)
Capitalized interest and costs on Portfolio Assets and loans receivable	(667)	(278)	(191)
Provision for loan and impairment losses	271	212	30
Equity in earnings of investments	(11,756)	(12,013)	(14,913)
Gain on sale of interest in equity investments	(2,459)	—	—
Depreciation and amortization	693	834	725
Stock-based compensation expense related to stock options	651	—	—
Decrease (increase) in service fees receivable	175	528	(241)
Increase in other assets	(1,361)	(325)	(952)
Payments of dividends on preferred stock	—	—	(1,459)
Change in debt imputed value	(293)	149	(759)
Increase (decrease) in other liabilities	(848)	(1,612)	396

Net cash used in operating activities	(65,030)	(15,609)	(45,739)

Cash flows from investing activities:
Property and equipment, net	(598)	(128)	(2,307)
Proceeds from sale of interest in equity investments	9,433	—	—
Loan receivable advances	(30,430)	(1,790)	(9,474)
Loan receivable payments	1,758	3,507	6,076
Contributions to Acquisition Partnerships and Servicing Entities	(72,522)	(40,539)	(12,603)
Distributions from Acquisition Partnerships and Servicing Entities	72,736	24,224	29,050

Net cash provided by (used in) investing activities	(19,623)	(14,726)	10,742

Cash flows from financing activities:
Borrowings under notes payable—other	219,922	107,782	75,848
Payments of notes payable to affiliates	(312)	(34)	(26)
Payments of notes payable—other	(123,863)	(67,283)	(99,965)
Repurchase of common stock	(5,571)	—	—
Payments for tender of redeemable preferred stock	—	—	(2,652)
Proceeds from issuance of common stock	68	196	197

Net cash provided by (used in) financing activities	90,244	40,661	(26,598)

Net cash provided by (used in) continuing operations	5,591	10,326	(61,595)
Cash flows from discontinued operations (Revised—see note 1(r)):
Net cash provided by (used in) operating activities	(20)	(8,452)	67,832
Net cash provided by investing activities	—	1,303	742

Net cash provided by (used in) discontinued operations	(20)	(7,149)	68,574

Net increase in cash and cash equivalents	5,571	3,177	6,979
Cash and cash equivalents, beginning of period	12,901	9,724	2,745

Cash and cash equivalents, end of period	$18,472	$12,901	$9,724

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,878	$2,944	$7,520
Income taxes, net of refunds received	128	430	823

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

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

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimation of future collections on purchased Portfolio Assets used in the calculation of income from Portfolio Assets, interest rate environments, valuation of the deferred tax asset, and prepayment speeds and collectibility of loans held in inventory, securitization trusts and for investment. Actual results could differ materially from those estimates.

        (b)   Description of Business

        The Company is a financial services company with offices throughout the United States, Mexico and Brazil, with a presence in France, Germany, Argentina and Chile. At December 31, 2006, the Company was engaged in one principal reportable segment—Portfolio Asset acquisition and resolution. In the Portfolio Asset acquisition and resolution business, the Company acquires and resolves portfolios of performing and nonperforming commercial and consumer loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), which are generally acquired at a discount to their legal principal balance or appraised value. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally aggregated, including loans of varying qualities that are secured or unsecured by diverse collateral types and foreclosed properties. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on real estate, business assets or other collateral cash flow. Portfolio Assets are acquired on behalf of the Company or its wholly owned subsidiaries, and on behalf of legally independent domestic and foreign partnerships and other entities ("Acquisition Partnerships" or "WAMCO Partnerships") in which a partially owned affiliate of the Company is the general partner and the Company and other investors (including but not limited to Cargill) are limited partners.

        The Company services, manages and ultimately resolves or otherwise disposes of substantially all of the assets it, its Acquisition Partnerships, or other related entities acquire. The Company services such assets until they are collected or sold and normally does not manage assets for non-affiliated third parties.

        (c)   Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of all majority owned subsidiaries of the Company. Furthermore, variable interest entities in which the Company has an interest have been consolidated where the company is identified as the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in 20% to 50% owned affiliates are accounted for on the equity method since the Company has the ability to exercise significant influence over operating and financial policies of those affiliates. The following is a listing of the 20% to 50% owned affiliates accounted for on the equity method and held at December 31, 2006:

Affiliate	Percentage Ownership
CRY Limited	20.00%
CTY Limited	20.00%
UHR Limited	20.00%
WOX Limited	20.00%
FG Portfolio Limited	22.50%
SAI Societe Auxiliaire Immobiliere	22.50%
WOD Limited	22.50%
WOL Limited	22.50%
BIDMEX 6, LLC	22.56%
NEVVS Limited	25.00%
HMCS-GEN Limited	30.00%
HMCS-SIG Limited	30.00%
HMCS-ECK Limited	32.00%
EHCTY Limited	33.00%
MinnTex Investment Partners LP	33.00%
Santiago Asset Acquisition Company One, SA	33.00%
Brazos River Partnership One, LP	33.33%
P.R.L. Development, SAS	43.50%
First B Realty, LP	49.00%
WAMCO XX, Ltd	49.00%
WAMCO XXIV, Ltd	49.00%
WAMCO 30, Ltd	49.32%
FirstVal 1, Ltd	49.50%
WAMCO 31, Ltd	49.50%
WAMCO 32, Ltd	49.50%
WAMCO 33, Ltd	49.50%
WAMCO 34, Ltd	49.50%
WAMCO 35, Ltd.	49.50%
FCS Creamer, Ltd	49.75%
FCS Wildhorse, Ltd	49.75%
FCS Wood, Ltd	49.75%
Calibat Fund, LLC	50.00%
FCS Creamer GP Corp	50.00%
FCS Wildhorse GP Corp	50.00%
FCS Wood GP Corp	50.00%
FirstCity Recovery, SA	50.00%
FirstCity South America, LLC	50.00%
FirstVal 1 GP Corp	50.00%

Inversiones Crediticias SA	50.00%
MinnTex GP Corp	50.00%
WAMCO XX of Texas, Inc	50.00%
WAMCO XXIV of Texas, Inc	50.00%
WAMCO XXVII of Texas, Inc	50.00%
WAMCO 30 of Texas, Inc	50.00%
WAMCO 31 of Texas, Inc	50.00%
WAMCO 32 of Texas, Inc	50.00%
WAMCO 33 of Texas, Inc	50.00%
WAMCO 34 of Texas, Inc	50.00%
WAMCO 35 of Texas, Inc	50.00%

        Investments in less than 20% owned affiliates are also accounted for on the equity method. FirstCity has the ability to exercise significant influence over operating and financial policies of these entities, despite its comparatively smaller equity percentage, due primarily to its active participation in the policy making process as well as its involvement in the day-to-day management activities. These partnerships are formed to share in the risks and rewards in developing new markets as well as to pool resources. Following is a listing of the less than 20 percent owned affiliates accounted for on the equity method and held at December 31, 2006:

Affiliate	Percentage Ownership
TB 1 Private Financial Trust	2.09%
WAMCO XXVII, Ltd	4.07%
Renova Financial Trust	10.00%
TR I Private Financial Trust	10.00%
WHBE Limited	10.00%
El Consorcio Recovery FirstCity BNV, SA	11.09%
MCS et Associes, SA	11.89%
Bidmex Holding, LLC	15.00%
HMCS Investment GmbH	16.30%
ResMex, LLC	19.45%

        Equity earnings in the foreign investments, with the exception of P.R.L. Development, SAS, and MCS et Associes, SA, are recorded on a one-month lag due to the timing of FirstCity's receipt of those financial statements.

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

        (f)    Loans Receivable

        Loans receivable consist primarily of loans made to third parties and Acquisition Partnerships, the repayment of which is generally dependent upon future cash flows and distributions made from those entities. Interest is accrued when earned in accordance with the contractual terms of the loans. The evaluation for impairment is determined based on the review of the estimated future cash receipts of the underlying nonperforming Portfolio Assets of each related Acquisition Partnership. The Company recorded no allowance for impairment in 2006, 2005 and 2004.

        (g)   Property and Equipment

        Property and equipment are carried at cost, less accumulated depreciation and are included in other assets. Depreciation is provided using straight-line method over the estimated useful lives of the assets.

        (h)   Intangibles

        Intangible assets includes (1) the excess of purchase price over fair value of assets acquired in connection with purchase transactions (goodwill) (2) a franchise granted by the Small Business Administration to originate and service loans as a small business lending company, and (3) the purchase price of future service fee revenues, all of which are included in other assets. Goodwill and intangible assets with indefinite useful lives are tested for impairment in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

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

        (j)    Revenue Recognition on Contingent Fees

        The Company currently has certain servicing contracts with its Mexican investment entities whereby the Company is entitled to additional compensation for servicing once a specified return to the investors has been achieved. The Company recognizes revenue related to these contracts when the investors receive the required level of returns specified in the contracts and the Mexican investment entity receives cash in an amount greater than the required returns. There is no guarantee that the required level of returns to the investors will be achieved or that any additional compensation to the Company related to the contracts will be realized. The amount of these fees recognized by the Company was $2.2 million in 2006 which included $1.9 million for incentive service fees from the sale of certain equity investments in Latin America, $359 in 2005 and $332 in 2004.

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

        (l)    Translation Adjustments

        The Company has determined that the local currency is the functional currency for its operations outside the United States (primarily Europe and Latin America). Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' equity in accumulated other comprehensive income (loss). Revenues, costs and expenses denominated in foreign currencies are translated at the weighted average exchange rate for the period. An analysis of the changes in the cumulative adjustments during 2006, 2005 and 2004 follows (dollars in thousands):

Balance, December 31, 2003	$3,612
Aggregate adjustment for the year resulting from translation adjustments and gains and losses on certain hedge transactions	(377)

Balance, December 31, 2004	3,235
Aggregate adjustment for the year resulting from translation adjustments and gains and losses on certain hedge transactions	(2,222)

Balance, December 31, 2005	1,013
Aggregate adjustment for the year resulting from translation adjustments and gains and losses on certain hedge transactions	359

Balance, December 31, 2006	$1,372

        Increases or decreases in expected functional currency cash flows upon settlement of a foreign currency transaction are recorded as foreign currency transaction gains or losses and included in the results of operations in the period in which the transaction is settled. Aggregate foreign currency transaction gains included in the consolidated statements of operations for 2006, 2005 and 2004 were $783, $848 and $678 respectively.

        The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was ($2,509) for 2006, $1,348 for 2005 and ($297) for 2004.

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

        Basic and diluted earnings from continuing operations per share were determined as follows:

	Year ended December 31,
	2006	2005	2004
Earnings from continuing operations	$9,877	$8,078	$5,011

Weighted average outstanding shares of common stock (in thousands)	11,125	11,285	11,230
Dilutive effect of:
Warrants	335	342	302
Employee stock options	299	385	308

Weighted average outstanding shares of common stock and common stock equivalents	11,759	12,012	11,840

Earnings from continuing operations per share:
Basic	$0.89	$0.72	$0.45

Diluted	$0.84	$0.68	$0.42

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

        (p)   Stock-Based Compensation

        FirstCity adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), using the modified prospective transition method beginning January 1, 2006. Accordingly, during 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123, Accounting for Stock-Based Compensation, were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, the Company recognized compensation expense using the straight-line amortization method. For stock-based awards granted after January 1, 2006, the Company uses the Black-Scholes valuation model to recognize compensation expense based on the estimated grant date fair value method using a straight-line amortization method. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for 2006 has been reduced for estimated forfeitures. When estimating forfeitures, FirstCity considers voluntary termination behaviors as well as trends of actual option forfeitures.

        (q)   Effects of New Accounting Standards

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 ("SFAS 159") SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact SFAS 159 will have on its financial statements.

        In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, was issued. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November, 15, 2007. The Company is currently evaluating the impact SFAS 157 will have on its financial statements.

        In September 2006, the SEC staff issued Staff Accounting Bulletin Topic 1N, Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be evaluated when determining the materiality of misstatements in the current year financial statements. SAB 108 requires materiality to be determined by considering the effect of prior year misstatements on both the current year balance sheet and income statement, with consideration of their carryover and reversing effects. SAB 108 also addresses how to correct material misstatements. The provisions of SAB 108 are effective for the year ending December 31, 2006. The cumulative effect of the initial application of SAB 108 must be reported in the carrying amounts of assets and liabilities as of the beginning of the year, with the offsetting balance to retained earnings. The Company adopted SAB 108 and adjusted its opening retained earnings for the year ended December 31, 2006 by approximately $327 thousand, all of which relates to the Company's investments in certain Acquisition Partnerships accounted for under the equity method of accounting. Approximately $152 thousand reflects a correction to write off cumulative translation adjustments related to certain foreign investments during the period 2002 through 2005, and approximately $106 thousand reflects a correction in a Partnership's accounting for property taxes in 2005. The remaining $69 thousand reflects the Company's 2005 correction of accounting for equity earnings on a pro-rata basis recorded in an acquired investment subsequent to the acquisition date. The Company reviewed the annual amount of reduced equity earnings incurred in prior periods for these corrections and considered the effects to be immaterial to prior periods both individually and in the aggregate.

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this adoption on the Company's consolidated financial position or earnings.

        In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 ("SFAS 156"). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable, and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 156 by the Company on January 1, 2007 did not have a significant impact on the Company's consolidated financial position or earnings.

        On January 1, 2006, FirstCity adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statement of operations. FirstCity adopted SFAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the year ended December 31, 2006, reflect the impact of adopting SFAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Note 10 for further details.

        In November 2005, the FASB issued FASB Staff Position SFAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("FSP 115-1"). FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impaired loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company adopted the provisions of FSP 115-1 on January 1, 2006, which did not have a significant impact on the Company's consolidated financial statements.

        (r)   Reclassifications

        Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with current consolidated financial statement presentation. In 2006, the Company reclassified gain on resolution of Portfolio Assets and loan interest income as income from Portfolio Assets. These items were reported separately in prior periods.

        In all reporting prior to December 31, 2006, FirstCity reported loans receivable advances and loans receivable payments in cash flows from operating activities on the Consolidated Statements of Cash

Flows. Beginning with this report, the Company is now reporting these items in cash flows from investing activities. Prior year amounts reported on the Consolidated Statements of Cash Flows have been adjusted to conform to this treatment which is required under GAAP. The total amounts thus reclassified were $1.7 and $3.4 million for the years ended December 31, 2005 and 2004, respectively. Management believes that the changes in the Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 are immaterial relative to the financial statements taken as a whole. These reclassifications have the following impact on the financial statements:

	Year ended December 31,
	2005	2004
Statement of Cash Flows:
Cash flows from operating activities (as reported)	$(13,892)	$(49,137)
Impact of reclassification on loans receivable advances	1,790	9,474
Impact of reclassification on loans receivable payments	(3,507)	(6,076)

Cash flows from operating activities (as corrected)	$(15,609)	$(45,739)

Cash flows from investing activities (as reported)	$(16,443)	$14,140
Impact of reclassification on advances of loans receivable	(1,790)	(9,474)
Impact of reclassification on payments of loans receivable	3,507	6,076

Cash flows from investing activities (as corrected)	$(14,726)	$10,742

2.     Restructure, Liquidity and Capital Resources

  Restructure:

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

        In December 2002, FirstCity completed a recapitalization in which holders of the New Preferred Stock exchanged 1,092,210 shares of New Preferred Stock, for 2,417,388 shares of common stock and $10.5 million. During 2003, 4,400 shares of New Preferred Stock were redeemed for 8,200 shares of common stock, leaving 126,291 shares outstanding at December 31, 2003. On December 30, 2004, FirstCity redeemed all of the outstanding shares of its New Preferred Stock at a total redemption price of $21.525 per share. The redemption price represented the liquidation preference of the New Preferred Stock plus the final normal quarterly dividend of $.525 per share. In addition, FirstCity issued 400,000 shares of common stock and a note payable, to be periodically redeemed by the Company for an aggregate of up to $3.2 million out of certain cash collections from servicing income from Portfolios in Mexico, as part of a transaction to acquire the minority interest in FirstCity Holdings, Inc. from Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity. In 2006, this cash flow note was settled for $310 as part of the transaction with American International Group, Inc. ("AIG"), which is more fully discussed below and in note 6.

        As a part of the recapitalization, BoS(USA), Inc. ("BoS(USA)") provided a non-recourse loan in the amount of $16 million to FirstCity which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity's debt to the Bank of Scotland. In connection with the $16 million loan, FirstCity was obligated to pay an arrangement fee to BoS(USA) equal to 20% of all amounts received by FirstCity in excess of $16 million from any sale or other disposition of FirstCity's 20% interest in Drive and all dividends and other distributions paid by Drive or its general partner on FirstCity's 20% interest in Drive. This arrangement was settled as part of the Drive Sale discussed below.

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

        During the period from December 1998 to March 2005, FirstCity Mexico, Inc. and Strategic Mexican Investment Partners, L.P. ("SMIP"), each affiliates of FirstCity and Cargill Financial Services International, Inc. ("CFSI") and, in some instances, other investors, acquired 12 residential and commercial non-performing loan portfolios from financial institutions in Mexico (the "Mexican Portfolios"). Each portfolio was acquired by a Mexican limited liability company (each a "Mexican SRL") that was owned by a Delaware limited liability company formed by each investor group. On August 8, 2006, SMIP and National Union Fire Insurance Company of Pittsburgh, Pa., American General Life Insurance Company and American General Life and Accident Insurance Company, affiliates of AIG Global Asset Management Holdings Corp. (collectively the "AIG Entities") formed Bidmex Holding, LLP for the purpose of acquiring the Mexican Portfolios by purchasing the interests of Cargill and SMIP in eleven of the Mexican limited liability companies (the "LLCs") and purchasing the loan portfolio of one of the Mexican limited liability companies (the "Purchased Portfolio") for an aggregate purchase price of $119.3 million U.S. Dollars as of that date (the "Aggregate Purchase Price"). SMIP acquired 15% of the membership interests in Bidmex Holding, LLC. A 9% interest acquired by SMIP is of equivalent standing to membership interests held by the AIG affiliates representing 85% of the membership interests. The remaining 6% membership interest acquired by SMIP is subordinate to the other owners of interests in Bidmex Holding, LLC, who will receive the return of and a return on their contribution equivalent to an 9% internal rate of return with respect to their interests prior to SMIP receiving the return of and a return on its capital contribution equivalent to a 9% internal rate of return with respect to its 6% interest.

        Also on August 8, 2006, an Interest Purchase and Sale Agreement was entered into by and among Bidmex Holding, LLC ("Buyer"), as buyer, and SMIP and CFSI (collectively, the "Sellers"), as seller, and eleven of the LLCs and the AIG entities as additional parties. In the Interest Purchase and Sale Agreement, the Sellers and the LLCs made various representations and warranties concerning (i) the existence and ownership of the LLCs and the related Mexican SRLs, (ii) the assets and liabilities of the LLCs, (iii) taxes related to periods prior to August 8, 2006, and (iv) the operations of the LLCs and SRLs. The Sellers agreed to indemnify the Buyer and AIG Entities from damages resulting from a breach of any representation or warranty contained in the Interest Purchase and Sale Agreement on a several and not joint basis according to their respective ownership percentages in each LLC as to any matter related to a particular LLC, or on the basis of 80% to CFSI and 20% to SMIP as to any matter that could not be identified to a particular LLC. The indemnity obligation under the Interest Purchase and Sale Agreement survives for a period of the statute of limitations for matters related to taxes, existence and authority, capitalization and good standing of the LLCs and SRLs and for a period of two years from August 8, 2006, the closing date with respect to all other representations and warranties. The Sellers are not required to make any payments as a result of the indemnity provisions of the Interest Purchase and Sale Agreement until the aggregate amount payable under that agreement and the Asset Purchase Agreement exceeds $250 thousand; however, claims related to taxes and fraud are not subject to this $250 thousand threshold. The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Interest Purchase and Sale Agreement and the Asset Purchase Agreement to the Aggregate Purchase Price (without duplication of amounts recovered pursuant to the terms of the Asset Purchase Agreement).

        Also on August 8, 2006, Bidmex Holding, LLC entered into an Agreement for the Onerous Transfer of Loans and Litigious Rights (the "Asset Purchase Agreement") between and among Residencial Oeste, S. de R.L. de C.V., as seller (the "Asset Seller"), an affiliate of CFSI and SMIP, Residencial Oeste 2, S. de R.L. de C.V., as purchaser (the "Asset Purchaser"), and CFSI, SMIP, and Bidmex Acquisition, LLC, the parent of the Asset Purchaser, as additional parties. The Asset Purchase Agreement provides for the sale of the loan portfolio owned by the Seller to the Purchaser for a purchase price of $10.1 million U.S. Dollars on the closing date, which purchase price is part of the Aggregate Purchase Price. In the Asset Purchase Agreement, the Asset Seller and the Sellers made various representations and warranties concerning (i) the existence and ownership of the Seller, (ii) the ownership of the loan portfolio, (iii) taxes related to periods arising prior to the closing date, and (iv) the existence of the loans comprising the loan portfolio and other matters related to the loan portfolio. The Asset Seller agreed to indemnify the Asset Purchaser from damages resulting from a breach of any representation or warranty. The indemnity obligation under the Asset Purchase Agreement survives for a period of the statute of limitations for matters related to existence and ownership of the Seller, ownership of the loans, and taxes for periods prior to August 8, 2006, and for a period of two years from August 8, 2006, with respect to all other representations and warranties. The Seller is not required to make any payments as a result of the indemnity provisions of the Asset Purchase Agreement until the aggregate amount payable under that Agreement exceeds $25 thousand; however, claims related to taxes and fraud are not subject to this $25 thousand threshold. The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Asset Purchase Agreement to the Aggregate Purchase Price.

        In connection with the Interest Purchase and Sale Agreement, Recuperación de Carteras Mexicanas, S. de R.L. de C.V., as optionor ("RCM"), an affiliate of SMIP and CFSI, granted a put option dated August 8, 2006 to Bidmex Holding, LLC, as optionee, pursuant to the terms of a Put Option Agreement by and among RCM, Bidmex Holding, LLC, and Bidmex 6, LLC, the parent entity of RCM and SMIP. RCM granted a put option to Bidmex Holding, LLC related to the purchase of any loan of Solución de Activos Residenciales, S. de R.L. de C.V. or Solución de Activos Comerciales, S. de R.L. de C.V., each a Mexican SRL, if any borrowing on a loan made by those entities has filed or files a challenge in a legal proceeding related to any such loan based on, in addition to any other defense claims, a claim on grounds related to the Mexican Supreme Court Ruling that has put into issue the actions required for transfer of loans by Mexican financial institutions after August 2003, provided that any such challenge is asserted on or before the earlier of (i) the reversal of the Supreme Court Ruling, or (ii) February 1, 2008. The purchase price for any loan under the put option is to be the allocated purchase price set by the parties for the loan, plus certain expenses related to the transfer and collection of the loan, plus any taxes paid or payable with respect to the cash flow from each loan, reduced by any cash flow received by Bidmex Holding, LLC with respect to the loan.

        Also in connection with the Interest Purchase and Sale Agreement, FirstCity entered executed a Guaranty dated as of August 8, 2006, in favor of Bidmex Holding, LLC, Asset Purchaser, and the AIG Entities, pursuant to which FirstCity guaranteed that FirstCity would cause and enable SMIP to perform its obligations under the Interest Purchase and Sale Agreement and Asset Purchase Agreement, that SMIP would perform and fulfill its obligations under those agreements and also that the payments provided for in those agreements would be promptly paid when due. FirstCity's obligations under the Guaranty are subject to any beneficiary obtaining judgment against SMIP regarding the performance of any obligation for which such beneficiary is seeking FirstCity's guaranty.

  Liquidity and Capital Resources:

        In August 2005, FH Partners, L.P., an indirect wholly-owned affiliate of FirstCity, and Bank of Scotland, acting through its New York branch, as agent for itself as lender, entered into a Revolving Credit Agreement, as most recently amended on June 29, 2007, that provides a $50 million revolving portfolio acquisition facility for FH Partners, L.P. to be secured by all of the assets of FH Partners, L.P. The loan facility will be used to finance portfolio and asset purchases. The facility (i) allows loans to be made for the acquisition of Portfolio Assets in the United States, (ii) provides that each loan may be in an amount of up to 70% of the net present value of the assets being acquired with the proceeds of the loan, (iii) provides that the aggregate outstanding balances of all loans will not exceed 65% of the net present value of the assets securing the loan facility, (iv) provides for an interest rate of LIBOR plus 2.0%, (v) provides for an annual commitment fee of 0.20% of the unused balance of the revolving acquisition facility, (vi) provides for a utilization fee of 0.75% of the amount of each loan made under the loan facility, (vii) provides for an upfront fee of $350 thousand, (viii) provides for facility fees of $100 thousand, for the period commencing on the Effective Date to but excluding the first anniversary thereof, $75 thousand, for the period commencing on the first anniversary of the Effective Date to but excluding the second anniversary thereof, and $50 thousand, for each subsequent one-year period, (ix) provides that all other financial covenants will mirror the key covenants of the facility that FirstCity has with Bank of Scotland, and (x) provides for a maturity date of November 12, 2008. The obligations of FH Partners, L.P. under the Revolving Credit Agreement are guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.

        At December 31, 2006, the Company had $48.3 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company entered into the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was ($2.5) million for the year ended December 31, 2006, $1.3 million for 2005, and ($.3) million for 2004.

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

        FirstCity currently has a $175 million revolving acquisition facility with Bank of Scotland as most recently amended on June 29, 2007 (effective March 31, 2007), used to finance the senior debt and equity portion of portfolio and asset purchases made by FirstCity and to provide for the issuance of letters of credit and working capital loans. The obligations of FirstCity under this facility are guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and are secured by security interests in substantially all of the assets of FirstCity and its wholly-owned subsidiaries. An additional upfront fee was paid to Bank of Scotland in the amount of $830 thousand. The primary terms and key covenants of this facility as amended on June 29, 2007 are as follows:

  •
  The maximum outstanding amount of loans and letters of credit issued under the loan facility that may be outstanding under the loan facility is $175 million;

  •
  The available interest rates under the loan facility are LIBOR plus 2.00% to 2.50% per annum;

  •
  The maximum value for assets that can be included in the borrowing base from the acquisition of portfolio assets in certain countries are as follows: Mexico—$30 million, Brazil—$5 million, Chile—$10 million, and Argentina or Uruguay—$6 million;

  •
  The limit for loans that can be borrowed in Euros under the loan facility is $50 million;

  •
  The maximum amount of letters of credit that can be issued under the loan facility is $40 million;

  •
  The maximum amount of working capital loans that can be outstanding under the loan facility is $35 million;

  •
  The ratio of EBITDA to Interest Coverage should not be not less than 1.50 to 1.00 for each twelve month period;

  •
  The ratio of Indebtedness to Tangible Net Worth should be equal to or less than 3.5 to 1.00 for the last day of the fiscal quarter;

  •
  The ratio of Cumulative Current Recovered and Projected Collections to Cumulative Original Projected Collections should not be less than 0.90 to 1.00; and

  •
  The maturity date for the loan facility is November 12, 2010.

        FirstCity has obtained consents from the Bank of Scotland to the delivery of its annual audited financial statements for Fiscal Year 2006, its monthly financial statements for January 2007 through June 2007, the Annual Report on Form 10-K for the year ended December 31, 2006 and the Form 10-Q for the period ending March 31, 2007, by not later than July 31, 2007. The extensions were granted under the terms of both FirstCity's revolving credit facility and the revolving acquisition facility provided to FH Partners L.P., to allow FirstCity and FH Partners, L.P. to continue to utilize those loan facilities in the normal course of business.

        On September 22, 2006, FirstCity NPL S.A., a Chilean affiliate of FirstCity Chile Ltda and FirstCity, entered into a revolving line of credit with a maximum loan amount in Chilean pesos equivalent to $10.0 million U.S. Dollars with CORPBANCA Sociedad Anónima Bancaria ("CB") to finance the purchase of delinquent and due accounts. The revolving line of credit was structured by Corpbanca Asesorías Financieras S.A. ("CAF"). Pursuant to the terms of the credit facility, FirstCity NPL S.A. was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At December 31, 2006, FirstCity had a letter of credit in the amount of

$6.3 million from Bank of Scotland under the terms of FirstCity's revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $6.3 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

        On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a revolving line of credit with a maximum loan amount in Mexican pesos equivalent to $13.4 million U.S. Dollars with Banco Santander, S.A. The proceeds were used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At December 31, 2006, FirstCity had a letter of credit in the amount of $14.1 million from Bank of Scotland under the terms of FirstCity's revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $14.1 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

        On December 20, 2006, American Business Lending, Inc. ("ABL"), a subsidiary of FirstCity, and Wells Fargo Foothill, Inc. ("WFF"), entered into a Credit Agreement dated effective as of December 15, 2006 that provides for a $25 million revolving loan facility for ABL which is secured by substantially all of the assets of ABL. The revolving loan facility, (i) allows advances in the maximum amount of $25 million to be made under the Credit Agreement for the purpose of paying fees and expenses in connection with the closing of the Credit Agreement and financing loans made by ABL, a portion of which are guaranteed by the U.S. Small Business Administration, (ii) provides that the aggregate outstanding principal amount of the advances made to ABL under the Credit Agreement may not exceed the amount by which (a) the sum of (1) up to one hundred percent (100%) of the net eligible SBA guaranteed loans made by ABL, plus (2) up to eighty percent (80%) of the net eligible non-guaranteed loans made by ABL (or portion thereof), exceeds (b) the sum of (1) any reserves for obligations of ABL related to the bank products, plus (2) the aggregate amount, if any, of loan reserves then established and outstanding, plus (3) the aggregate amount of any other reserves established by WFF, (iii) provides for an interest rate of LIBOR plus 2.625% or, alternatively, the greater of (x) the Wells Fargo prime rate or (y) seven and one-half percent (7.50%) per annum, (iv) provides for a closing fee of $125 thousand, being one-half of one percent (0.50%) of the Maximum Credit Line available under the Credit Agreement, (v) provides for an unused credit line fee in an amount equal to one-quarter of one percent (0.25%) per annum of the average daily difference during the month in question (or portion thereof) between (i) the Maximum Credit Line and (ii) the aggregate outstanding principal amount of the advances outstanding under the Credit Agreement for such month (or portion thereof), (vi) provides in the event of the termination of the Credit Agreement by ABL for a prepayment fee of three percent (3.0%) of the Maximum Credit Line if paid prior to December 14, 2007, two percent (2.0%) of the Maximum Credit Line if paid during the period beginning December 15, 2007 and ending December 14, 2008, and one percent (1.0%) of the Maximum Credit Line if paid during the period beginning December 15, 2008 and ending December 13, 2009, and (vii) provides for a maturity date of December 14, 2009. At December 31, 2006, the balance of this facility was zero. In February 2007 American Business Lending, Inc., an affiliate of FirstCity, and Wells Fargo Foothill, Inc., amended the Credit Agreement to increase the revolving credit facility to a maximum credit line of $40 million that matures on December 13, 2009. In connection with this amendment, FirstCity provided Wells Fargo Foothill, Inc. with an unconditional guaranty of the obligations under the loan facility on behalf of ABL up to a maximum of $5 million. This guaranty will remain in effect for the life of the loan facility.

        Management believes that the existing loan facilities, the related fees generated from the servicing of assets, equity distributions from existing Acquisition Partnerships and wholly-owned portfolios, sales of interests in equity investments, origination and sales of guaranteed portions of SBA 7(a) loans, will allow the Company to meet its obligations as they come due during the next twelve months.

3.     Discontinued Operations

        Discontinued operations are comprised of two components previously reported as the Company's residential and commercial mortgage banking business ("Mortgage") and the consumer lending business conducted through the Company's minority interest investment in Drive ("Consumer"). Earnings (loss) from discontinued operations is summarized as follows:

	Year ended December 31,
	2006	2005	2004
Mortgage	$(75)	$(356)	$(3,840)
Consumer	—	509	62,463

Net earnings (loss) from discontinued operations	$(75)	$153	$58,623

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

        In April 2005, the Company exercised an early purchase option on the 1998-1 securitization. Loans receivable were recorded at $6.1 million in accordance with EITF 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold. FirstCity evaluated each loan at the acquisition date to determine whether there was evidence of credit deterioration since origination. At December 31, 2006, the acquired loans are included in Portfolio Assets in the consolidated balance sheet and classified as either "loans acquired with credit deterioration" or "loans acquired without credit deterioration." See note 1(e) for a description of the accounting policy for these loans. As of December 31, 2006 only one investment security remained from discontinued mortgage operations.

        The assumptions used in the valuation model consider both industry as well as the Company's historical experience and are reviewed quarterly in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary. The Company recorded provisions of $75 thousand in 2006, $.4 million in 2005 and $3.8 million in 2004 for additional losses from discontinued mortgage operations. In 2004, the provision primarily relates to FirstCity adjusting the carrying value of the residual interests to fair value.

  Consumer

        In September 2004, FirstCity sold its 31% beneficial ownership interest in Drive Financial Services LP ("Drive") for a total purchase price of $108.5 million in cash, resulting in distributions and payments to FirstCity in the aggregate amount of $86.8 million in cash, from various sources. The sale was completed in November 2004, and net cash proceeds from these transactions were primarily used to pay off debt.

        Pursuant to SFAS No. 144, the consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the consumer business segment as discontinued operations. There were no consumer assets held for sale as of December 31, 2006 and 2005. The liabilities of such operations have been classified as "Liabilities from discontinued consumer operations" on the consolidated balance sheets and consisted of state taxes payable as of December 31, 2006 and 2005.

        The net earnings from discontinued consumer operations are classified on the consolidated statements as a component of "Earnings from discontinued operations." Summarized results of discontinued consumer operations are as follows:

	Year ended December 31,
	2006	2005	2004
Equity in earnings	$—	$—	$17,662
Gain on sale of Drive	—	—	67,158
Interest and fees on notes payable to affiliate	—	—	(2,040)
Other expenses	—	(121)	(10)
Income taxes	—	630	(1,759)
Minority interest	—	—	(18,548)

Earnings from discontinued consumer operations	$—	$509	$62,463

        The net gain on sale of Drive of $53.3 million is comprised of $67.2 million gross gain on sale and adjustments to the Company's basis in Drive of $2.8 million of equity earnings for October 2004, $15.6 million in minority interest expense and $1.1 million in taxes.

        The pro forma condensed consolidated statements of operations for the year ended December 31, 2004 illustrating the effects of the Drive sale as if it had occurred as of the beginning of the years is as follows:

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

        Portfolio Assets are summarized as follows:

	December 31, 2006	December 31, 2005
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$6,163	$10,528
Performing Portfolio Assets	5,166	12,029
Loans Acquired After 2004
Loans acquired with credit deterioration	84,550	12,703
Loans acquired with no credit deterioration	6,473	3,976

Outstanding balance	102,352	39,236
Allowance for loan losses	(333)	(163)

Carrying amount of loans, net of allowance	102,019	39,073

Real Estate Portfolios	4,574	8,018
Other	2,103	2,255

Portfolio Assets, net	$108,696	$49,346

        Income from Portfolio Assets is summarized as follows:

	Year ended December 31,
	2006	2005	2004
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$2,962	$4,407	$1,525
Performing Portfolio Assets	1,483	2,122	947
Loans Acquired After 2004
Loans acquired with credit deterioration	4,578	1,091	—
Loans acquired with no credit deterioration	396	354	—
Real Estate Portfolios	1,325	197	—
Other	243	91	—

Income from Portfolio Assets	$10,987	$8,262	$2,472

        During 2006, the Company recorded provisions for loan and impairment losses net of recoveries by a charge to the income statement of $271 comprised of an impairment charge on real estate portfolios of $28, and a $243 allowance for loan losses. During 2005, the Company recorded provisions for loan and impairment losses net of recoveries by a charge to the income statement of $212 comprised of an impairment charge on real estate portfolios of $49 and a $163 allowance for loan losses. The Company previously had not recorded any other valuation allowances on its loans.

        The changes in the allowance for loan losses are as follows:

	Year ended December 31,
	2006	2005	2004
Beginning Balance	$(163)	$—	$—
Provisions	(363)	(462)	—
Recoveries	120	299	—
Charge Offs	73	—	—

Ending Balance	$(333)	$(163)	$—

        Changes in accretable yield at December 31, 2006 on loans acquired after 2004 with evidence of credit deterioration were as follows:

	Year ended December 31,
	2006	2005
Beginning Balance	$3,765	$—
Additions	33,210	6,101
Accretion	(4,025)	(711)
Reclassification from (to) nonaccretable difference	(109)	(1,039)
Disposals	(553)	(586)
Translation adjustments	51	—

Ending Balance	$32,339	$3,765

        Loans acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Year ended December 31,
	2006	2005
Face value at acquisition	$300,481	$25,656
Cash flows expected to be collected at acquisition	119,122	26,088
Basis in acquired loans at acquisition	85,912	19,987

5.     Loans Receivable

        Loans receivable from Acquisition Partnerships held for investment are summarized as follows:

	December 31,
	2006	2005
Latin America	$1,182	$16,098
Europe	3,573	1,674
Domestic	—	1,834

	$4,755	$19,606

        There were no provisions recorded on these loans during 2006, 2005 and 2004. The loans receivable from the Acquisition Partnerships are secured by the assets/loans acquired by the partnerships with purchase money loans provided by the investors to the partnerships to purchase the asset pools held in those entities. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment were necessary.

        Equity method losses, which were recorded to reduce the loans and interest receivable from the Mexican partnerships, were zero, $.1 million and $.3 million during 2006, 2005 and 2004, respectively, in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee. At December 31, 2006 and 2005, the balance of nonaccrual loans receivable was zero and $7.6 million, respectively.

        Loans receivable—Other are summarized as follows:

	December 31,
	2006	2005
Canada	$2,254	$—
Domestic	21,737	—

	$23,991	$—

        There were no provisions recorded on these loans during 2006, 2005 and 2004. The loans receivable from these investments are secured by real estate. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each investment to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the investments will be sufficient to repay the loans and no allowances for impairment were necessary.

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

        The condensed combined financial position and results of operations of the Acquisition Partnerships (excluding servicing entities), which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized as follows:

Condensed Combined Balance Sheets

	December 31,
	2006	2005
Assets	$457,173	$444,825

Liabilities	$100,973	$340,881
Net equity	356,200	103,944

	$457,173	$444,825

Equity investments in Acquisition Partnerships	$105,852	$77,893
Equity investments in servicing entities	6,505	5,892

	$112,357	$83,785

	Year ended December 31,
	2006	2005	2004
Income from Portfolio Assets	$86,732	$82,320	$107,258
Other income	2,171	899	3,257

Revenues	88,903	83,219	110,515
Interest expense	13,624	15,063	18,495
Average cost (annualized)	6.49%	4.86%	5.38%
Service fees	18,225	19,390	17,260
Provision for loan and impairment losses	857	8,888	12,027
Other operating costs	21,596	24,168	18,737
Foreign currency (gains) losses	10,502	(16,861)	(957)
Income taxes	1,194	1,105	1,970

Expenses	65,998	51,753	67,532

Net earnings	$22,905	$31,466	$42,983

Equity in earnings of Acquisition Partnerships	$10,927	$11,370	$13,970
Equity in earnings of servicing entities	829	643	943

	$11,756	$12,013	$14,913

        The assets and equity (deficit) of the Acquisition Partnerships and equity investments in those entities are summarized by geographic region below. The WAMCO Partnerships represent domestic

Texas limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.

	December 31,
	2006	2005
Assets:
Domestic:
WAMCO Partnerships	$116,634	$166,213
MinnTex Investment Partners LP	71	307
Other	4,206	10,410
Latin America	167,407	185,702
Europe	168,855	82,193

	$457,173	$444,825

Equity (deficit):
Domestic:
WAMCO Partnerships	$69,579	$111,329
MinnTex Investment Partners LP	62	283
Other	2,614	5,485
Latin America	126,402	(79,527)
Europe	157,543	66,374

	$356,200	$103,944

Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$34,203	$51,772
MinnTex Investment Partners LP	20	93
Other	1,671	2,825
Latin America	18,640	2,771
Europe	51,318	20,432

	$105,852	$77,893

        Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings (loss) of those entities are summarized by geographic region below.

	Year ended December 31,
	2006	2005	2004
Revenues:
Domestic:
WAMCO Partnerships	$26,136	$30,770	$32,494
MinnTex Investment Partners LP	1,492	4,766	8,796
Other	351	948	75
Latin America	37,652	23,359	22,658
Europe	23,272	23,376	46,492

	$88,903	$83,219	$110,515

Net earnings (loss):
Domestic:
WAMCO Partnerships	$13,332	$14,850	$17,419
MinnTex Investment Partners LP	1,345	4,286	7,850
Other	(852)	215	(730)
Latin America	(6,868)	(3,687)	(5,333)
Europe	15,948	15,802	23,777

	$22,905	$31,466	$42,983

Equity in earnings (loss) of Acquisition
Partnerships:
Domestic:
WAMCO Partnerships	$6,431	$6,403	$7,519
MinnTex Investment Partners LP	444	1,414	2,591
Other	(373)	224	(205)
Latin America	(189)	(227)	(992)
Europe	4,614	3,556	5,057

	$10,927	$11,370	$13,970

        FirstCity holds variable interests in certain Acquisition Partnerships which would be characterized as VIE's. However, FirstCity is not deemed to be the primary beneficiary of any of these entities. At December 31, 2006, FirstCity's maximum exposure to loss as a result of its involvement with the VIE's is $42.1 million.

        At December 31, 2006, the Company had $48.3 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt.

        Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was ($2,509) for 2006, $1,348 for 2005 and ($297) for 2004.

        During the third quarter of 2006, FirstCity completed a total restructure of its investments in Mexico in a transaction which aligned FirstCity with American International Group, Inc. FirstCity received a payment of $1.9 million of incentive service fees and recorded a gain on sale of $1.2 million from the sale of certain assets by Cargill Financial Services International, Inc. and FirstCity affiliates as a result of this restructure. The net impact for the third quarter from this transaction was $2.2 million net of expenses and intercompany eliminations. Subsequent to this transaction, Bidmex Holding LLC now owns 100% of the related Mexican investments, and FirstCity has a 9% senior and 6% subordinated equity investment in Bidmex Holding LLC. The Company will evaluate the subordinated investment for impairment quarterly.

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

7.     Notes Payable

        Notes payable consisted of the following:

	December 31,
	2006	2005
Notes payable—other:
Senior Credit Facility, secured and with recourse to the Company:
US Dollar denominated -LIBOR (5.35% at December 31, 2006) plus 2.0% to 2.5%, due November 2010	$55,905	$41,212
Eurocurrency denominated -LIBOR (3.67% at December 31, 2006) plus 2.0% to 2.5%, due November 2010	48,335	20,264
Prime (8.25% at December 31, 2006) plus .5%, due November 2010	10,035	79
Acquisition facility secured by assets of FH Partners, L.P. and guaranteed by the Company, LIBOR (5.35% at December 31, 2006) plus 2.00%, due November 2008	50,000	24,466
Term loan secured by assets of FC Washington, L.P. and guaranteed by the Company, fixed rate at 5.625%, due 2008	2,580	3,632
Revolving line of credit secured by Bank of Scotland letter of credit, renewable every 30 days, rate based on monthly Chilean index rate plus .0625% per month	6,518	—
Line of credit secured by Bank of Scotland letter of credit, rate based on 28 day Mexican index rate plus 1.5%, due November 2008	13,408	—
Revolving loan facility secured by assets of American Business Lending, Inc., LIBOR plus 2.625%, or the greater of Wells Fargo prime or 7.5%, due December 2009	—	—
Other: Secured borrowing	1,030	—

Total notes payable—other	187,811	89,653

Notes payable—affiliates:
Unsecured notes payable for purchase of minority interest in FirstCity Holdings, due 2011	—	606

Total notes payable—affiliates	—	606

Total notes payable	$187,811	$90,259

        Refer to Note 2 for a description of terms related to the Company's Senior Credit Facility at December 31, 2006 and other matters concerning the Company's liquidity.

        Under terms of certain borrowings, the Company and its subsidiaries are required to maintain certain tangible net worth levels and debt to equity and debt service coverage ratios. The terms also restrict future levels of debt. At December 31, 2006, the Company was in compliance with the aforementioned covenants. The aggregate maturities of notes payable for the five years ending December 31, 2011 are as follows: $6,897 in 2007, $65,609 in 2008, zero in 2009, $114,275 in 2010, zero in 2011, and $1,030 thereafter.

8.     Segment Reporting

        The Company is engaged in one reportable segment—Portfolio Asset acquisition and resolution. The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to Face Value and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries. The following is a summary of results of operations for the Portfolio Asset acquisition and resolution segment and reconciliation to earnings from continuing operations.

	Year ended December 31,
	2006	2005	2004
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$12,906	$11,754	$13,747
Income from Portfolio Assets	10,987	8,262	2,471
Interest income from affiliates	1,498	1,838	2,263
Interest income from loans receivable—other	576	—	—
Other income	1,555	1,737	2,056

Total	27,522	23,591	20,537

Expenses:
Interest and fees on notes payable	8,311	4,002	3,798
Salaries and benefits	11,428	12,065	12,403
Provision for loan and impairment losses	271	212	30
Occupancy, data processing, communication and other	6,516	5,326	4,745
Minority interest	(97)	53	63

Total	26,429	21,658	21,039

Equity in earnings of investments	11,756	12,013	14,913
Gain on sale of interest in equity investments	2,459	—	—

Operating contribution before direct taxes	$15,308	$13,946	$14,411

Operating contribution, net of direct taxes	$15,104	$13,780	$14,437
Corporate Overhead:
Corporate interest expense	—	—	3,378
Salaries and benefits, occupancy, professional and other income and expenses, net	5,227	5,702	6,048

Earnings from continuing operations	$9,877	$8,078	$5,011

        Revenues and equity in earnings of investments from the Portfolio Asset acquisition and resolution segment attributable to domestic and foreign operations are summarized as follows:

	Year ended December 31,
	2006	2005	2004
Domestic	$22,063	$20,707	$18,899
Latin America	11,191	10,508	10,189
Europe	5,913	4,389	6,362
Other	111	—	—

Total	$39,278	$35,604	$35,450

        Total assets for each of the segments and a reconciliation to total assets are as follows:

	December 31, 2006	December 31, 2005
Cash	$18,472	$12,901
Portfolio acquisition and resolution assets:
Domestic	158,147	105,938
Latin America	28,883	19,764
Europe	61,062	27,699
Other	2,272	—
Deferred tax asset, net	20,101	20,101
Other non-earning assets, net	8,623	8,309
Discontinued mortgage assets	103	157

Total assets	$297,663	$194,869

        The average investment in Portfolio Assets and loans receivable and related income from those investments are as follows:

	Year ended December 31,
	2006	2005	2004
Average investment in Portfolio Assets and loans receivable:
Domestic	$66,381	$42,567	$19,028
Latin America	12,479	18,068	16,568
Europe	2,475	652	1,112
Other	703	—	—

Total	$82,038	$61,287	$36,708

Income from Portfolio Assets and loans receivable:
Domestic	$11,392	$8,506	$2,653
Latin America	1,377	1,559	2,017
Europe	181	35	64
Other	111	—	—

Total	$13,061	$10,100	$4,734

9.     Preferred Stock and Stockholders' Equity

        On July 17, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission, which allows the Company to issue up to $250 million in debt and equity securities from time to time in the future. The registration statement became effective July 28, 1998. As of December 31, 2006, there have been no securities issued under this registration statement.

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

        On August 14, 2006, FirstCity announced that the Board of Directors authorized a stock repurchase plan providing for the purchase of up to one million shares of the company's common stock, with purchases to be made over a period of twelve months. In 2006, FirstCity repurchased 530,300 shares of the Company's common stock on the open market for a total of $5.6 million.

10.   Stock Based Compensation

        The Company has stock option and award plans for the benefit of key individuals, including its directors, officers and key employees. The plans are administered by a committee of the Board of Directors and provide for the grant of up to a total of 800,000 shares (net of shares cancelled and forfeited) of Common Stock. The Company previously had a 1995 Stock Option and Award Plan, and a 1996 Stock Option and Award Plan, which provided for a grant of up to 700,000 shares. Both plans expired in 2005 pursuant to their terms, with existing options remaining in accordance with the terms of each grant. Stock option awards are granted with an exercise price equal to the market price of FirstCity's shares at the date of grant; those stock option awards generally vest 25% each year from the date of grant and have 10-year contractual terms. Certain stock options issued to non-employee directors were exercisable immediately.

        FirstCity adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, FirstCity recognized compensation expense using the straight-line amortization method. For stock-based awards granted after January 1, 2006, the Company recognizes compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, FirstCity recognizes compensation expense using a straight-line amortization method. As SFAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for 2006 has been reduced for estimated forfeitures. When estimating forfeitures, FirstCity considers voluntary termination behaviors as well as trends of actual option forfeitures. The impact on the results of operations of recording stock-based compensation for 2006, 2005 and 2004 was as follows:

	Year ended December 31,
	2006	2005	2004
Amount of compensation cost recognized in income	$651	$—	$—
Tax benefit recognized in income	$—	$—	$—
Amount capitalized as part of an asset	$—	$—	$—

        SFAS 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. Cash received from options exercised during 2006, 2005 and 2004 was $68, $196 and $197, respectively.

        The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The Company estimated the expected term of unvested options by taking the average of the vesting term remaining and the contractual term of the option, as illustrated in the Securities and Exchange Commission's Staff Accounting Bulletin No. 107. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options' expected life. The following table sets forth the weighted average assumptions used to calculate the fair value of the stock options for 2006, 2005 and 2004.

	Year ended December 31,
	2006	2005	2004
Weighted average grant date fair value	$6.71	$9.95	$6.56
Volatility	82%	84%	90%
Risk-free interest rate	4.88%	4.50%	4.85%
Expected life in years	5	10	10
Dividend yield	Zero	Zero	Zero

        Stock option activity during the years indicated is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2004	614,500	$7.59
Granted	264,500	7.46
Exercised	(67,000)	2.94
Expired	—	—
Forfeited	(50,000)	18.10

Outstanding at December 31, 2004	762,000	$7.26
Granted	122,650	11.62
Exercised	(46,500)	4.22
Expired	(67,300)	20.00
Forfeited	(15,000)	7.25

Outstanding at December 31, 2005	755,850	$7.02
Granted	35,000	9.84
Exercised	(9,750)	6.93
Expired	—	—
Forfeited	(2,000)	27.25

Outstanding at December 31, 2006	779,100	$7.10	6.01	$3,923

Exercisable at December 31, 2004	490,000	$7.40

Exercisable at December 31, 2005	502,325	$6.20

Exercisable at December 31, 2006	582,363	$6.51	5.30	$3,440

        The total intrinsic value of stock options exercised during 2006, 2005 and 2004 were $36, $377 and $351, respectively. As of December 31, 2006, there was approximately $1.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

        A summary of the status and changes of FirstCity's nonvested shares as of December 31, 2006, and changes during 2006 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	253,525	$6.58
Granted	35,000	$6.71
Vested	(91,788)	$6.45
Forfeited	—	—

Nonvested at December 31, 2006	196,737	$6.67

        Prior to the adoption of SFAS No. 123(R), FirstCity provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures. Employee stock-based compensation expense recognized under SFAS 123(R) was not reflected in the results of operations for 2005 and 2004 for employee stock option awards, as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

        The pro forma information for 2005 and 2004 was as follows:

	Year ended December 31,
	2005	2004
Net earnings to common stockholders, as reported	$8,231	$63,634
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(666)	(346)

Pro forma net earnings to common stockholders	$7,565	$63,288

Net earnings per common share:
Basic—as reported	$0.73	$5.67

Basic—pro forma	$0.67	$5.64

Diluted—as reported	$0.69	$5.37

Diluted—pro forma	$0.63	$5.35

11.   Income Taxes

        Income tax expense from continuing operations consists of:

	Year ended December 31,
	2006	2005	2004
Federal and state current expense	$(186)	$(250)	$(75)
Federal deferred expense	—	—	—

Total	$(186)	$(250)	$(75)

        The actual income tax expense attributable to earnings from continuing operations differs from the expected tax expense (computed by applying the federal corporate tax rate of 35% to earnings from continuing operations before income taxes, minority interest and accounting change) as follows:

	Year ended December 31,
	2006	2005	2004
Computed expected tax expense	$(3,488)	$(2,933)	$(1,802)
Reduction in income taxes resulting from:
Change in valuation allowance	3,488	2,933	1,802
Alternative minimum tax and state income tax	(186)	(250)	(75)

	$(186)	$(250)	$(75)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Deferred tax assets (liabilities):
Investments in Acquisition Partnerships, principally due to differences in basis for tax and financial reporting purposes	$(347)	$(1,536)
State tax differences	(12)	—
Intangibles, principally due to differences in amortization	281	389
Tax basis in fixed assets less than book	(76)	(183)
Foreign non-repatriated earnings	(2,398)	—
Other	(9,032)	(12,193)
Federal net operating loss carryforwards	130,528	198,038

Net gross deferred tax assets	118,944	184,515
Valuation allowance	(98,843)	(164,414)

Net deferred tax assets	$20,101	$20,101

        The Company has net operating loss carryforwards for federal income tax purposes of approximately $588 million from continuing operations and $9 million from discontinued operations at December 31, 2006, less expiring net operating loss for 2005 of $36 million and 2006 of $179 million, available to offset future federal taxable income, if any, through the year 2021. A valuation allowance is provided to reduce the deferred tax assets to a level, which, more likely than not, will be realized. During 2006, 2005 and 2004, the Company adjusted the previously established valuation allowance by $65.6 million, $16.3 million and $1.8 million, respectively. The adjustments in 2006 and 2005 to the valuation allowance included decreases of $62.1 million and $13.4 million, respectively, due to expired net operating losses.

        Realization of the deferred tax asset is determined based on management's expectation of generating sufficient taxable income in a look forward period over the next four years. The ultimate realization of the net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations prior to expiration of the net operating loss carryforwards. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly. Although realization is not assured, management believes that the deferred tax asset, net of allowance, has been carried at low levels, and thus, FirstCity will be able to realize all of the deferred tax asset, net of allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change.

12.   Employee Benefit Plan

        The Company has a defined contribution 401(k) employee profit sharing plan pursuant to which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company's contributions to the 401(k) plan were $138 in 2006, $134 in 2005 and $143 in 2004.

13.   Leases

        The Company leases its current headquarters under a noncancellable operating lease. The lease calls for monthly payments of $12 thousand through its expiration in December 2011 and includes an option to renew for an additional five-year period. Rental expense under this lease was $122 for 2006, and $120 for 2005 and 2004. The Company also leases office space and equipment under operating leases expiring in various years prior to 2015. Rental expense under these leases for 2006, 2005 and 2004 was $588, $545 and $557, respectively. As of December 31, 2006, the future minimum lease payments under all noncancellable operating leases are: $771 in 2007, $503 in 2008, $417 in 2009, $378 in 2010, $378 in 2011, and $663 thereafter.

14.   Other Related Party Transactions

        The Company has contracted with the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees totaling $12.6 million, $11.5 million and $13.5 million, for 2006, 2005 and 2004, respectively, and due diligence fees (included in other income) were derived from such affiliates.

        J-Hawk I, Ltd., a limited partnership of which James R. Hawkins was formerly an affiliate, and FirstStreet Investments, LLC, an affiliate of FirstCity Financial Corporation, entered into a loan sale agreement dated June 30, 2004, pursuant to which J-Hawk I, Ltd. purchased from FirstStreet Investments, LLC, a promissory note executed on behalf of Combined Entertainment, Inc. (also an affiliate of Mr. Hawkins) as maker. The note was guaranteed by James R. Hawkins, Rick R. Hagelstein and J-Hawk Corporation (now FirstCity Financial Corporation). The purchase price for the note was $2.0 million, an amount equal to the outstanding principal balance of the promissory note plus all outstanding accrued interest due on the note. Pursuant to the loan sale agreement, J-Hawk I, Ltd., Park Central Recreation, Inc., Combined Entertainment, Inc. and James R. Hawkins released FirstCity, FirstStreet Investments, LLC, FirstCity Servicing Corporation, WAMCO IX, Ltd. and their affiliates and subsidiaries from all obligations under a guaranty of the promissory note and indemnified FirstCity, FirstStreet Investments, LLC, FirstCity Servicing Corporation, WAMCO IX, Ltd. and their subsidiaries and affiliates and all officers, directors, employees, agents and representatives of all such persons from any claims related to the promissory note, the guaranty and the ownership and servicing of the promissory note and guaranty. The sale was without representations or warranties except as to ownership of the promissory note.

        FirstCity Servicing Corporation and MCS, in which FirstCity Servicing Corporation is an 11.89% shareholder as of December 31, 2006, are parties to Consulting, License and Confidentiality Agreements dated June 30, 1999 pursuant to which FirstCity Servicing Corporation provides consultation services and personnel to be employed by MCS to assist in developing and managing due diligence and servicing systems. Pursuant to those agreements, MCS agrees to provide the supplied personnel with compensation, tax equalization payments, housing allowances, transportation allowance, tax preparation and MCS pays consulting fees to FirstCity Servicing Corporation and reimburses FirstCity Servicing Corporation for travel, hotel, airfare, and meal expenses paid by it related to the provision of the services. EuroTex Partners, Ltd., a subsidiary of FirstCity Commercial Corporation, purchased real and personal property used as a personal residence of the supplied employee in Paris, France for a purchase price of $2.2 million. FirstCity recorded $344, $364 and $255 in 2006, 2005 and 2004, respectively, from MCS as reimbursement fees included in other income.

15.   Commitments and Contingencies

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

        In August 2000, Consumer Corp. and Funding LP contributed all of the assets utilized in the operations of the automobile finance operation to Drive pursuant to the terms of a Contribution and Assumption Agreement by and between Consumer Corp. and Drive, and a Contribution and Assumption Agreement by and between Funding LP and Drive (collectively, the "Contribution Agreements"). Drive assumed substantially all of the liabilities of the automobile finance operation as set forth in the Contribution Agreements. In addition, pursuant to the terms of a Securities Purchase Agreement dated as of August 18, 2000 (the "2000 Securities Purchase Agreement"), by and among FirstCity, Consumer Corp., FirstCity Funding LP ("Funding LP"), and FirstCity Funding GP Corp. ("Funding GP"), IFA-GP and IFA-LP; FirstCity, Consumer Corp., Funding LP and Funding GP made various warranties concerning (i) their respective organizations, (ii) the automobile finance operation conducted by Consumer Corp. and Funding LP, and (iii) the assets transferred by Consumer Corp. and Funding LP to Drive. The Company, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS(USA), IFA-GP and IFA-LP from damages resulting from a breach of any representation or warranty contained in the 2000 Securities Purchase Agreement or otherwise made by the Company, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligation under the 2000 Securities Purchase Agreement survives for a period of seven (7) years from August 25, 2000 (the "2000 Closing Date") with respect to tax-related representations and warranties and for thirty months from the 2000 Closing Date with respect to all other representations and warranties. Neither the Company, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2000 Securities Purchase Agreement until the aggregate amount payable exceeds $250 thousand, and then only for the amount in excess of $250 thousand in the aggregate; however certain representations and warranties are not subject to this $250 thousand threshold. Pursuant to the terms of the Contribution Agreements, Consumer Corp. and Funding LP have agreed to indemnify Drive from any damages resulting in a material adverse effect on Drive resulting from breaches of representations or warranties, failure to perform, pay or discharge liabilities other than the assumed liabilities, or claims, lawsuits or proceedings resulting from the transactions contemplated by the Contribution Agreements. Pursuant to the terms of the Contribution Agreements, Drive has agreed to indemnify Consumer Corp. and Funding LP for any breach of any representation or warranty by Drive, the failure of Drive to discharge any assumed liability, or any claims arising out of any failure by Drive to properly service receivables after August 1, 2000. Liability for indemnification pursuant to the terms of the Contribution Agreements will not arise until the total of all losses with respect to such matters exceeds $250 thousand and then only for the amount by which such losses exceed $250 thousand; however this limitation will not apply to any breach of which the party had knowledge at the time of the Closing Date or any intentional breach by a party of any covenant or obligation under the Contribution Agreements. Management of the Company believes that FirstCity will not have to pay any amounts related to these agreements.

        On September 21, 2004, FirstCity, Consumer Corp., Funding LP and Funding GP entered into the a Securities Purchase Agreement to sell a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA-GP, IFA-LP and MG-LP (the "2004 Securities Purchase Agreement"). In the 2004 Securities Purchase Agreement, FirstCity, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) their power and authority to enter into the 2004 Securities Purchase Agreement and the transactions contemplated therein, (iii) the ownership of the limited partnership interests in Drive by Funding LP, (iv) the ownership of membership interests in Drive-GP by Consumer Corp., and (iv) the capital structure of Funding LP. FirstCity, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS (USA), IFA-GP, IFA-LP and MG-LP from damages resulting from a breach of any representation or warranty contained in the 2004 Securities Purchase Agreement or otherwise made by FirstCity, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligations under the 2004 Securities Purchase Agreement survive for a maximum period of five (5) years from November 1, 2004. Neither FirstCity, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2004 Securities Purchase Agreement until the aggregate amount payable exceeds $250 thousand, and then only for the amount in excess of $250 thousand in the aggregate; however certain representations and warranties are not subject to this $250 thousand threshold. Management of the Company believes that FirstCity will not have to pay any amounts relating to these representations and warranties.

        On August 8, 2006, an Interest Purchase and Sale Agreement was entered into by and among Bidmex Holding, LLC ("Buyer"), as buyer, and SMIP and CFSI (collectively, the "Sellers"), as seller, and eleven of the LLCs and the AIG entities as additional parties. In the Interest Purchase and Sale Agreement, the Sellers and the LLCs made various representations and warranties concerning (i) the existence and ownership of the LLCs and the related Mexican SRLs, (ii) the assets and liabilities of the LLCs, (iii) taxes related to periods prior to August 8, 2006, and (iv) the operations of the LLCs and SRLs. The Sellers agreed to indemnify the Buyer and AIG Entities from damages resulting from a breach of any representation or warranty contained in the Interest Purchase and Sale Agreement on a several and not joint basis according to their respective ownership percentages in each LLC as to any matter related to a particular LLC, or on the basis of 80% to CFSI and 20% to SMIP as to any matter that could not be identified to a particular LLC. The indemnity obligation under the Interest Purchase and Sale Agreement survives for a period of the statute of limitations for matters related to taxes, existence and authority, capitalization and good standing of the LLCs and SRLs and for a period of two years from August 8, 2006, the closing date with respect to all other representations and warranties. The Sellers are not required to make any payments as a result of the indemnity provisions of the Interest Purchase and Sale Agreement until the aggregate amount payable under that agreement and the Asset Purchase Agreement exceeds $250 thousand; however, claims related to taxes and fraud are not subject to this $250 thousand threshold. The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Interest Purchase and Sale Agreement and the Asset Purchase Agreement to the Aggregate Purchase Price (without duplication of amounts recovered pursuant to the terms of the Asset Purchase Agreement). FirstCity does not believe that the potential liability would have a material adverse effect on the consolidated financial position, results of operations or liquidity of FirstCity, its subsidiaries, its affiliates or the Acquisition Partnerships.

        Also on August 8, 2006, Bidmex Holding, LLC entered into an Agreement for the Onerous Transfer of Loans and Litigious Rights (the "Asset Purchase Agreement") between and among Residencial Oeste, S. de R.L. de C.V., as seller (the "Asset Seller"), an affiliate of CFSI and SMIP, Residencial Oeste 2, S. de R.L. de C.V., as purchaser (the "Asset Purchaser"), and CFSI, SMIP, and Bidmex Acquisition, LLC, the parent of the Asset Purchaser, as additional parties. The Asset Purchase Agreement provides for the sale of the loan portfolio owned by the Seller to the Purchaser for a purchase price of $10.1 million U.S. Dollars on the closing date, which purchase price is part of the Aggregate Purchase Price. In the Asset Purchase Agreement, the Asset Seller and the Sellers made various representations and warranties concerning (i) the existence and ownership of the Seller, (ii) the ownership of the loan portfolio, (iii) taxes related to periods arising prior to the closing date, and (iv) the existence of the loans comprising the loan portfolio and other matters related to the loan portfolio. The Asset Seller agreed to indemnify the Asset Purchaser from damages resulting from a breach of any representation or warranty. The indemnity obligation under the Asset Purchase Agreement survives for a period of the statute of limitations for matters related to existence and ownership of the Seller, ownership of the loans, and taxes for periods prior to August 8, 2006, and for a period of two years from August 8, 2006, with respect to all other representations and warranties. The Seller is not required to make any payments as a result of the indemnity provisions of the Asset Purchase Agreement until the aggregate amount payable under that Agreement exceeds $25 thousand; however, claims related to taxes and fraud are not subject to this $25 thousand threshold. The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Asset Purchase Agreement to the Aggregate Purchase Price. FirstCity does not believe that the potential liability would have a material adverse effect on the consolidated financial position, results of operations or liquidity of FirstCity, its subsidiaries, its affiliates or the Acquisition Partnerships.

        In connection with the Interest Purchase and Sale Agreement, Recuperación de Carteras Mexicanas, S. de R.L. de C.V., as optionor ("RCM"), an affiliate of SMIP and CFSI, granted a put option dated August 8, 2006 to Bidmex Holding, LLC, as optionee, pursuant to the terms of a Put Option Agreement by and among RCM, Bidmex Holding, LLC, and Bidmex 6, LLC, the parent entity of RCM and SMIP. RCM granted a put option to Bidmex Holding, LLC related to the purchase of any loan of Solución de Activos Residenciales, S. de R.L. de C.V. or Solución de Activos Comerciales, S. de R.L. de C.V., each a Mexican SRL, if any borrowing on a loan made by those entities has filed or files a challenge in a legal proceeding related to any such loan based on, in addition to any other defense claims, a claim on grounds related to the Mexican Supreme Court Ruling that has put into issue the actions required for transfer of loans by Mexican financial institutions after August 2003, provided that any such challenge is asserted on or before the earlier of (i) the reversal of the Supreme Court Ruling, or (ii) February 1, 2008. The purchase price for any loan under the put option is to be the allocated purchase price set by the parties for the loan, plus certain expenses related to the transfer and collection of the loan, plus any taxes paid or payable with respect to the cash flow from each loan, reduced by any cash flow received by Bidmex Holding, LLC with respect to the loan.

        FirstCity has minority interests in various limited-life partnerships with a carrying value of $.6 million at December 31, 2006. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at December 31, 2006 is $2.3 million.

        Financial Security Assurance Inc. ("FSA"), in its capacity as certificate insurer under the Pooling and Servicing Agreement (the "Pooling and Servicing Agreement"), relating to the FirstCity Capital Home Equity Loan Trust 1998-2 (the "Trust"), dated as of November 1, 1998 by and among FC Capital Corp., in its capacities as seller and master servicer, and The Bank of New York, in its capacity as trustee (the "Trustee"), made demand on FC Capital Corp. to repurchase certain loans that were subject to repurchase due to fraud of third parties in connection with the origination of the loans. FC Capital Corp. agreed to provide a letter of credit in the amount of the repurchase price for the loans in lieu of being required to purchase the loans from the Trust. FirstCity has obtained and delivered to FSA, for the benefit of FC Capital Corp., an irrevocable letter of credit in the amount of $510 thousand from the Bank of Scotland. Pursuant to the agreement with FSA, FC Capital Corp. will have the option to purchase the loans for $510 thousand prior to a call under the letter of credit.

        On September 22, 2006, FirstCity NPL S.A., a Chilean affiliate of FirstCity Chile Ltda and FirstCity, entered into a revolving line of credit with a maximum loan amount in Chilean pesos equivalent to $10.0 million U.S. Dollars with CORPBANCA Sociedad Anónima Bancaria ("CB") to finance the purchase of delinquent and due accounts. The revolving line of credit was structured by Corpbanca Asesorías Financieras S.A. ("CAF"). Pursuant to the terms of the credit facility, FirstCity NPL S.A. was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At December 31, 2006, FirstCity had a letter of credit in the amount of $6.3 million from Bank of Scotland under the terms of FirstCity's revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $6.3 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

        On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a revolving line of credit with a maximum loan amount in Mexican pesos equivalent to $13.4 million U.S. Dollars with Banco Santander, S.A. The proceeds were used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At December 31, 2006, FirstCity had a letter of credit in the amount of $14.1 million from Bank of Scotland under the terms of FirstCity's revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $14.1 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

16.   Financial Instruments

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of its financial instruments. Fair value estimates, methods and assumptions are set forth below.

        (a)   Cash and Cash Equivalents

        The carrying amount of cash and cash equivalents approximated fair value at December 31, 2006 and 2005.

        (b)   Portfolio Assets and Loans Receivable

        The Portfolio Assets and loans receivable are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risks inherent in the assets. The carrying value of the Portfolio Assets and loans receivable was $137.4 million and $69 million, respectively, at December 31, 2006 and 2005. The estimated fair value of the Portfolio Assets and loans receivable was approximately $149.6 million and $73.2 million, respectively, at December 31, 2006 and 2005.

        (c)   Residual Interests in Securitizations

        Through December 31, 2003, residual interests in securitizations included in discontinued mortgage operations were carried at estimated future gross cash receipts. The estimated fair value was calculated using various assumptions regarding prepayment speeds and credit losses. Beginning in December 2004, the residual interests are carried at fair value. The carrying value of the residual interests was $.1 million and $.2 million at December 31, 2006 and 2005, respectively.

        (d)   Notes Payable

        Management believes that the repayment terms for similar rate financial instruments with similar credit risks and the stated interest rates at December 31, 2006 and 2005 approximate the market terms for similar credit instruments. Accordingly, the carrying amount of notes payable is believed to approximate fair value.

17.   Selected Quarterly Financial Data (Unaudited)

        The following are summarized quarterly financial data for the years ended December 31, 2006 and 2005:

	2006				2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
	(Unaudited)
Revenues	$5,715	$6,879	$8,191	$7,602	$6,320	$5,589	$5,704	$6,480
Expenses	7,119	7,081	8,631	9,805	7,036	6,314	6,719	7,656
Equity in earnings of investments (1)	3,634	1,387	3,023	3,712	3,401	3,690	1,783	3,139
Gain on sale of interest in equity investments	—	27	2,378	54	—	—	—	—
Earnings from continuing operations	2,097	1,263	4,967	1,550	2,549	2,820	692	2,017
Earnings (loss) from discontinued operations	(75)	—	—	—	—	(97)	319	(69)
Net earnings to common stockholders	2,022	1,263	4,967	1,550	2,549	2,723	1,011	1,948
Earnings from continuing operations per common share—
Basic	$0.19	$0.11	$0.45	$0.14	$0.23	$0.25	$0.06	$0.18
Diluted	$0.18	$0.11	$0.42	$0.13	$0.21	$0.24	$0.06	$0.17

(1)
During the fourth quarter of 2005, the Company corrected an error relating to the incorrect application of SOP 03-3 by MCS for its 2005 portfolio acquisitions, which resulted in a reduction of equity in earnings of investments for the year by $252 thousand. A portion of this adjustment impacted other quarters during 2005 but management believes that the effect of these adjustments was not material to the results of the previously reported quarterly results.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FirstCity Financial Corporation:

        We have audited the accompanying consolidated balance sheets of FirstCity Financial Corporation and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, as of January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and as of December 31, 2006 the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FirstCity Financial Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 20, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Dallas, Texas
July 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FirstCity Financial Corporation:

        We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that FirstCity Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FirstCity Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that FirstCity Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, FirstCity Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstCity Financial Corporation and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated July 20, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
July 20, 2007

WAMCO PARTNERSHIPS

COMBINED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(With Report of Independent Registered Public Accounting Firm)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
WAMCO Partnerships:

        We have audited the accompanying combined balance sheets of the WAMCO Partnerships as of December 31, 2006 and 2005, and the related combined statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2006. These combined financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

        In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the WAMCO Partnerships as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the combined financial statements, as of December 31, 2006, the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

KPMG LLP

Dallas, Texas
July 20, 2007

WAMCO PARTNERSHIPS

COMBINED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
	(Dollars in thousands)
ASSETS
Cash	$8,009	$12,847
Portfolio Assets, net	108,215	140,050
Investment in partnership	—	1,295
Deferred profit sharing	—	11,725
Other assets, net	410	296

	$116,634	$166,213

LIABILITIES AND PARTNERS' CAPITAL
Notes payable (including $0 and $7,866 to affiliates in 2006 and 2005, respectively)	$44,139	$37,508
Deferred compensation	—	14,539
Other liabilities (including $1,799 and $1,592 to affiliates in 2006 and 2005, respectively)	2,916	2,837

Total liabilities	47,055	54,884
Commitments and contingencies (notes 6 and 9)
Partners' capital	69,579	111,329

	$116,634	$166,213

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF OPERATIONS

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)
Income from Portfolio Assets	$24,577	$30,664	$31,862
Other income, net	1,559	106	632

Revenues	26,136	30,770	32,494

Interest and fees on notes—affiliate	(467)	(1,765)	(2,352)
Interest and fees on notes payable—other	(3,409)	(2,371)	(2,308)
Provision for loan and impairment losses	(1,803)	(1,024)	(1,552)
Servicing fees—affiliate	(3,659)	(3,391)	(3,935)
General, administrative and operating expenses	(3,466)	(7,369)	(4,928)

Expenses	(12,804)	(15,920)	(15,075)

Net earnings	$13,332	$14,850	$17,419

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Years Ended December 31, 2006, 2005 and 2004

	Class A Equity		Class B Equity
	General Partners	Limited Partners	Limited Partners	General Partners	Limited Partners	Total
	(Dollars in thousands)
Balance at December 31, 2003	$45	$2,193	$791	$988	$80,572	$84,589
Contributions	—	—	—	234	23,496	23,730
Distributions	(76)	(3,716)	(59)	(523)	(40,131)	(44,505)
Comprehensive income:
Net earnings	31	1,523	57	195	15,613	17,419

Total comprehensive income	31	1,523	57	195	15,613	17,419

Balance at December 31, 2004	—	—	789	894	79,550	81,233
Contributions	—	—	—	523	51,274	51,797
Distributions	(1)	(43)	(789)	(347)	(35,371)	(36,551)
Comprehensive income:
Net earnings	1	43	—	145	14,661	14,850

Total comprehensive income	1	43	—	145	14,661	14,850

Balance at December 31, 2005	—	—	—	1,215	110,114	111,329
Cumulative effect of adjustments resulting from the adoption of SAB No. 108 (Note 2(f))	—	—	—	(2)	(210)	(212)
Contributions	—	—	—	553	54,759	55,312
Distributions	—	—	—	(1,108)	(102,888)	(103,996)
Change in combined entities	—	—	—	(31)	(6,155)	(6,186)
Comprehensive income:
Net earnings	—	—	—	135	13,197	13,332

Total comprehensive income	—	—	—	135	13,197	13,332

Balance at December 31, 2006	$—	$—	$—	$762	$68,817	$69,579

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$13,332	$14,850	$17,419
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of loan origination and commitment fees	321	369	470
Amortization of deferred profit sharing	596	4,088	1,610
Provision for loan and impairment losses	1,803	1,024	1,552
Income from Portfolio Assets	(24,577)	(30,664)	(31,862)
Purchase of Portfolio Assets	(56,560)	(60,551)	(53,116)
Advances net of receipts on Portfolio Asset lines of credit	(9,442)	(2,581)	(39)
Capitalized costs and interest on Portfolio Assets	(757)	(1,119)	(2,557)
Proceeds applied to principal on Portfolio Assets	112,783	95,823	112,721
Excess of distribution over cost from partnership carried at cost	(1,274)	—	(593)
(Increase) decrease in deferred profit sharing	220	(1,213)	2,063
(Increase) decrease in other assets	(444)	186	(535)
Increase (decrease) in deferred compensation	(220)	1,213	(2,063)
Deferred compensation and profit sharing paid	(396)	(4,365)	(1,713)
Increase (decrease) in other liabilities	386	(352)	58

Net cash provided by operating activities	35,771	16,708	43,415

Cash flows from investing activities:
Contribution to partnership	—	—	(12)
Distributions from partnership	2,570	—	1,659
Change in combined entities	(1,126)	—	—

Net cash provided by investing activities	1,444	—	1,647

Cash flows from financing activities:
Borrowing of debt—affiliate	27	9,056	33,420
Borrowing of debt	46,500	29,100	43,900
Repayment of debt—affiliate	(7,893)	(38,735)	(67,099)
Repayment of debt	(32,003)	(32,263)	(35,817)
Capital contributions	55,312	51,797	23,730
Capital distributions	(103,996)	(36,551)	(44,505)

Net cash used in financing activities	(42,053)	(17,596)	(46,371)

Net decrease in cash	(4,838)	(888)	(1,309)
Cash at beginning of year	12,847	13,735	15,044

Cash at end of year	$8,009	$12,847	$13,735

Supplemental disclosure of cash flow information:

  Cash paid for interest was approximately $3,520, $3,792, and $4,285 for 2006, 2005, and 2004, respectively.
  Above cash flows exclude the noncash impact of disposition of FC Properties.

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollars in thousands)

1.     Organization and Partnership Agreements

        The combined financial statements represent domestic Texas limited partnerships and limited liability companies ("Acquisition Partnerships" or "Partnerships") and include the accounts of WAMCO III, Ltd. ("WAMCO III"); WAMCO XX, Ltd. ("WAMCO XX") (formerly WAMCO IX, Ltd. ("WAMCO IX")); WAMCO XXIV, Ltd. ("WAMCO XXIV"); WAMCO XXV, Ltd. ("WAMCO XXV"); WAMCO XXVI, Ltd.; WAMCO XXVII, Ltd.; WAMCO XXVIII, Ltd. ("WAMCO XXVIII"); WAMCO XXIX, Ltd.; WAMCO 30, Ltd. ("WAMCO 30"); WAMCO 31, Ltd. ("WAMCO 31"); WAMCO 32, Ltd. ("WAMCO 32"); WAMCO 33, Ltd. ("WAMCO 33"); WAMCO 34, Ltd. ("WAMCO 34"); WAMCO 35, Ltd. ("WAMCO 35"); FirstVal 1, Ltd. ("FirstVal"), SOWAMCO XXIX, Ltd. ("SOWAMCO XXIX"); Calibat Fund, LLC; First B Realty, Ltd.; FirstStreet Investments LLC ("FirstStreet"); and FC Properties, Ltd. ("FC Properties"). FirstCity Financial Corporation or its subsidiaries, FirstCity Commercial Corporation and FirstCity Holdings Corporation (together "FirstCity"), share limited partnership interests and participate as general partners in common with Cargill Financial Services, Inc. in all of the Partnerships. WAMCO 31 and WAMCO 33 are considered to be significant subsidiaries of FirstCity. The WAMCO 31 and WAMCO 33 partnerships recorded initial activity during 2003.

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

        During 2006, WAMCO XXV and WAMCO XXVIII merged with and into WAMCO 30 with WAMCO 30 being the surviving entity. Also during 2006, WAMCO IX was renamed as WAMCO XX, and WAMCO XXX was renamed as WAMCO 30. In August 2006, FirstCity sold its ownership interest in FC Properties to Cargill for $2.2 million. As of the effective date of the sale, the effects of FC Properties are no longer combined in the WAMCO Partnerships Combined Financial Statements.

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

        All non-performing Portfolio Assets were purchased at substantial discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the adjusted cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified. Impairments on non-performing Portfolio Assets were $1,221, $307, and $354 for 2006, 2005 and 2004, respectively.

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

        Impairment on each Portfolio is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans' risk adjusted rates, which approximates the effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. Impairments on performing Portfolio Assets were $83, $654, and $1,196 for 2006, 2005 and 2004 respectively.

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

        The Partnerships establish valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition—that is, the present value of cash flows expected at acquisition that are not expected to be collected. The Partnerships recorded provisions of $396 in 2006 and $62 in 2005 on these loans.

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

  Real Estate Portfolios

        Real estate Portfolios consist of real estate acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of a real estate Portfolio is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, net of costs to sell, which represents the net realizable value of the real estate Portfolio. Impairment losses are charged to operations in the period the impairment is identified. The Company recorded impairment losses on real estate of $103, $0, and $2 as of December 31, 2006, 2005 and 2004, respectively.

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

  (d)
  Reclassifications

        Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with current consolidated financial statement presentation. In 2006, the Company reclassified gain on resolution of Portfolio Assets and loan interest income as income from Portfolio Assets. These items were reported separately in prior periods.

  (e)
  Change in combined entities

        Change in combined entities reflects the reduction in equity and cash due to the reduction of number of entities included in the combined and combining statements for 2006.

  (f)
  Recent accounting pronouncements

        In September 2006, the SEC staff issued Staff Accounting Bulletin Topic 1N, Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be evaluated when determining the materiality of misstatements in the current year financial statements. SAB 108 requires materiality to be determined by considering the effect of prior year misstatements on both the current year balance sheet and income statement, with consideration of their carryover and reversing effects. SAB 108 also addresses how to correct material misstatements. The provisions of SAB 108 are effective for the year ending December 31, 2006. The cumulative effect of the initial application of SAB 108 must be reported in the carrying amounts of assets and liabilities as of the beginning of the year, with the offsetting balance to retained earnings. The Partnerships adopted SAB 108 and adjusted their opening retained earnings for the year ended December 31, 2006 by approximately $212 thousand, all of which relates to a correction in WAMCO 33's accounting for property taxes paid in 2005. The Partnerships reviewed the annual amount of earnings incurred in prior periods for this correction and considered the effect to be immaterial to prior periods both individually and in the aggregate.

3.     Combining Financial Statements

        WAMCO 31 and WAMCO 33 are considered to be significant subsidiaries of FirstCity. The WAMCO 31 and WAMCO 33 partnerships recorded initial activity during 2003. The following tables summarize the combining balance sheets of the WAMCO Partnerships as of December 31, 2006 and 2005, and the related combining statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2006.

Combining Balance Sheets
December 31, 2006

	WAMCO 31	WAMCO 33	Other Partnerships	Combined
ASSETS
Cash	$1,236	$1,503	$5,270	$8,009
Portfolio Assets, net	10,624	12,582	85,009	108,215
Investment in partnership	—	—	—	—
Deferred profit sharing	—	—	—	—
Other assets, net	4	61	345	410

	$11,864	$14,146	$90,624	$116,634

LIABILITIES AND PARTNERS' CAPITAL
Notes payable	$4,559	$3,818	$35,762	$44,139
Deferred compensation	—	—	—	—
Other liabilities	1,165	709	1,042	2,916

Total liabilities	5,724	4,527	36,804	47,055
Partners' capital	6,140	9,619	53,820	69,579

	$11,864	$14,146	$90,624	$116,634

Other liabilities owed to affiliates included in above balances	$459	$618	$722	$1,799

Combining Balance Sheets
December 31, 2005

	WAMCO 31	WAMCO 33	Other Partnerships	Combined
ASSETS
Cash	$1,311	$2,354	$9,182	$12,847
Portfolio Assets, net	19,408	30,807	89,835	140,050
Investment in partnership	—	—	1,295	1,295
Deferred profit sharing	—	—	11,725	11,725
Other assets, net	17	207	72	296

	$20,736	$33,368	$112,109	$166,213

LIABILITIES AND PARTNERS' CAPITAL
Notes payable	$11,530	$18,111	$7,867	37,508
Deferred compensation	—	—	14,539	14,539
Other liabilities	817	682	1,338	2,837

Total liabilities	12,347	18,793	23,744	54,884
Partners' capital	8,389	14,575	88,365	111,329

	$20,736	$33,368	$112,109	$166,213

Notes payable owed to affiliates included in above balances	$—	$—	$7,866	$7,866
Other liabilities owed to affiliates included in above balances	394	528	670	1,592

Combining Statements of Operations
Year Ended December 31, 2006

	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Income from Portfolio Assets	$2,186	$4,868	$17,523	$24,577
Other income, net	44	65	1,450	1,559

Revenues	2,230	4,933	18,973	26,136

Interest and fees expense—affiliate	—	—	(467)	(467)
Interest and fees expense—other	(718)	(942)	(1,749)	(3,409)
Provision for loan and impairment losses	—	(75)	(1,728)	(1,803)
Service fees—affiliate	(330)	(737)	(2,592)	(3,659)
General, administrative and operating expenses	(188)	(454)	(2,824)	(3,466)

Expenses	(1,236)	(2,208)	(9,360)	(12,804)

Net earnings	$994	$2,725	$9,613	$13,332

Combining Statements of Operations
Year Ended December 31, 2005

	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Income from Portfolio Assets	$4,291	$6,824	$19,549	$30,664
Other income, net	28	—	78	106

Revenues	4,319	6,824	19,627	30,770

Interest and fees expense—affiliate	—	(893)	(872)	(1,765)
Interest and fees expense—other	(1,175)	(940)	(256)	(2,371)
Provision for loan and impairment losses	—	(655)	(369)	(1,024)
Service fees—affiliate	(564)	(807)	(2,020)	(3,391)
General, administrative and operating expenses	(301)	(554)	(6,514)	(7,369)

Expenses	(2,040)	(3,849)	(10,031)	(15,920)

Net earnings	$2,279	$2,975	$9,596	$14,850

Combining Statements of Operations
Year Ended December 31, 2004

	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Income from Portfolio Assets	$5,823	$4,981	$21,058	$31,862
Other income, net	13	—	619	632

Revenues	5,836	4,981	21,677	32,494

Interest and fees expense—affiliate	(133)	(1,076)	(1,143)	(2,352)
Interest and fees expense—other	(1,462)	—	(846)	(2,308)
Provision for loan and impairment losses	(100)	—	(1,452)	(1,552)
Service fees—affiliate	(820)	(725)	(2,390)	(3,935)
General, administrative and operating expenses	(413)	(441)	(4,074)	(4,928)

Expenses	(2,928)	(2,242)	(9,905)	(15,075)

Net earnings	$2,908	$2,739	$11,772	$17,419

Combining Statements of Changes in Partners' Capital
Years Ended December 31, 2006, 2005 and 2004

	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Balance at December 31, 2003	$19,558	$3,167	$61,864	$84,589
Contributions	—	10,653	13,077	23,730
Distributions	(9,580)	(4,658)	(30,267)	(44,505)
Net earnings	2,908	2,739	11,772	17,419

Total comprehensive income	2,908	2,739	11,772	17,419

Balance at December 31, 2004	12,886	11,901	56,446	81,233

Contributions	—	2,144	49,653	51,797
Distributions	(6,775)	(2,445)	(27,331)	(36,551)
Net earnings	2,278	2,975	9,597	14,850

Total comprehensive income	2,278	2,975	9,597	14,850

Balance at December 31, 2005	8,389	14,575	88,365	111,329

Cumulative effect of adjustments resulting from the adoption of SAB No. 108 (Note 2(f))	—	(212)	—	(212)
Contributions	—	—	55,312	55,312
Distributions	(3,243)	(7,469)	(93,284)	(103,996)
Change in combined entities	—	—	(6,186)	(6,186)
Net earnings	994	2,725	9,613	13,332

Total comprehensive income	994	2,725	9,613	13,332

Balance at December 31, 2006	$6,140	$9,619	$53,820	$69,579

Combining Statements of Cash Flows
Year Ended December 31, 2006

	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Cash flows from operating activities:
Net earnings	$994	$2,725	$9,613	$13,332
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of loan origination and commitment fees	53	146	122	321
Amortization of deferred profit sharing	—	—	596	596
Provision for loan and impairment losses	—	75	1,728	1,803
Income from Portfolio Assets	(2,186)	(4,868)	(17,523)	(24,577)
Purchase of Portfolio Assets	—	—	(56,560)	(56,560)
Advances net of receipts on Portfolio Asset lines of credit	—	—	(9,442)	(9,442)
Capitalized costs and interest on Portfolio Assets	—	(566)	(191)	(757)
Proceeds applied to principal on Portfolio Assets	10,970	23,372	78,441	112,783
Excess of distribution over cost from partnership carried at cost	—	—	(1,274)	(1,274)
Decrease in deferred profit sharing	—	—	220	220
Increase in other assets	(40)	—	(404)	(444)
Decrease in deferred compensation	—	—	(220)	(220)
Deferred compensation and profit sharing paid	—	—	(396)	(396)
Increase in other liabilities	348	27	11	386

Net cash provided by operating activities	10,139	20,911	4,721	35,771

Cash flows from investing activities:
Distributions from partnership	—	—	2,570	2,570
Change in combined entities	—	—	(1,126)	(1,126)

Net cash provided by investing activities	—	—	1,444	1,444

Cash flows from financing activities:
Borrowing of debt—affiliate	—	—	27	27
Borrowing of debt	—	—	46,500	46,500
Repayment of debt—affiliate	—	—	(7,893)	(7,893)
Repayment of debt	(6,971)	(14,293)	(10,739)	(32,003)
Capital contributions	—	—	55,312	55,312
Capital distributions	(3,243)	(7,469)	(93,284)	(103,996)

Net cash used in financing activities	(10,214)	(21,762)	(10,077)	(42,053)

Net decrease in cash	(75)	(851)	(3,912)	(4,838)
Cash at beginning of year	1,311	2,354	9,182	12,847

Cash at end of year	$1,236	$1,503	$5,270	$8,009

Supplemental disclosure of cash flow information
Approximate cash paid for interest	$693	$851	$1,976	$3,520

Combining Statements of Cash Flows
Year Ended December 31, 2005

	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Cash flows from operating activities:
Net earnings	$2,279	$2,975	$9,596	$14,850
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees	201	85	83	369
Amortization of deferred profit sharing	—	—	4,088	4,088
Provision for loan and impairment losses	—	655	369	1,024
Income from Portfolio Assets	(4,291)	(6,824)	(19,549)	(30,664)
Purchase of Portfolio Assets	—	(8,699)	(51,852)	(60,551)
Advances net of receipts on Portfolio Asset lines of credit	—	—	(2,581)	(2,581)
Capitalized costs and interest on Portfolio Assets	(6)	(652)	(461)	(1,119)
Proceeds applied to principal on Portfolio Assets	20,138	25,851	49,834	95,823
Increase in deferred profit sharing	—	—	(1,213)	(1,213)
(Increase) decrease in other assets	53	(219)	352	186
Increase in deferred compensation	—	—	1,213	1,213
Deferred compensation and profit sharing paid	—	—	(4,365)	(4,365)
Increase (decrease) in other liabilities	64	256	(672)	(352)

Net cash provided by (used in) operating activities	18,438	13,428	(15,158)	16,708

Cash flows from financing activities:
Borrowing of debt—affiliate	—	6,465	2,591	9,056
Borrowing of debt	—	29,100	—	29,100
Repayment of debt—affiliate	—	(37,436)	(1,299)	(38,735)
Repayment of debt	(13,350)	(10,989)	(7,924)	(32,263)
Capital contributions	—	2,143	49,654	51,797
Capital distributions	(6,776)	(2,444)	(27,331)	(36,551)

Net cash provided by (used in) financing activities	(20,126)	(13,161)	15,691	(17,596)

Net increase (decrease) in cash	(1,688)	267	533	(888)
Cash at beginning of year	2,999	2,087	8,649	13,735

Cash at end of year	$1,311	$2,354	$9,182	$12,847

Supplemental disclosure of cash flow information
Approximate cash paid for interest	$988	$1,713	$1,091	$3,792

Combining Statements of Cash Flows
Year Ended December 31, 2004

	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Cash flows from operating activities:
Net earnings	$2,908	$2,739	$11,772	$17,419
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees	185	—	285	470
Amortization of deferred profit sharing	—	—	1,610	1,610
Provision for loan and impairment losses	100	—	1,452	1,552
Income from Portfolio Assets	(5,823)	(4,981)	(21,058)	(31,862)
Purchase of Portfolio Assets	—	(44,187)	(8,929)	(53,116)
Transfer of Portfolio Assets at cost	3,145	—	(3,145)	—
Advances net of receipts on Portfolio Asset lines of credit	—	—	(39)	(39)
Capitalized costs and interest on Portfolio Assets	(329)	(60)	(2,168)	(2,557)
Proceeds applied to principal on Portfolio Assets	28,215	23,447	61,059	112,721
Excess of distribution over cost from partnership carried at cost	—	—	(593)	(593)
Decrease in deferred profit sharing	—	—	2,063	2,063
Increase in other assets	(301)	(73)	(161)	(535)
Decrease in deferred compensation	—	—	(2,063)	(2,063)
Deferred compensation and profit sharing paid	—	—	(1,713)	(1,713)
Increase (decrease) in other liabilities	86	357	(385)	58

Net cash provided by (used in) operating activities	28,186	(22,758)	37,987	43,415

Cash flows from investing activities:
Contribution to partnership	—	—	(12)	(12)
Distributions from partnership	—	—	1,659	1,659

Net cash provided by investing activities	—	—	1,647	1,647

Cash flows from financing activities:
Borrowing of debt—affiliate	—	33,420	—	33,420
Borrowing of debt	43,900	—	—	43,900
Repayment of debt—affiliate	(47,800)	(14,672)	(4,627)	(67,099)
Repayment of debt	(19,020)	—	(16,797)	(35,817)
Capital contributions	—	10,652	13,078	23,730
Capital distributions	(9,580)	(4,657)	(30,268)	(44,505)

Net cash provided by (used in) financing activities	(32,500)	24,743	(38,614)	(46,371)

Net increase (decrease) in cash	(4,314)	1,985	1,020	(1,309)
Cash at beginning of year	7,313	102	7,629	15,044

Cash at end of year	$2,999	$2,087	$8,649	$13,735

Supplemental disclosure of cash flow information
Approximate cash paid for interest	$1,403	$1,018	$1,864	$4,285

4.     Portfolio Assets

        Portfolio Assets are summarized as follows:

	December 31, 2006
	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$7,432	$6,884	$8,069	$22,385
Performing Portfolio Assets	3,192	3,168	15,459	21,819
Loans Acquired After 2004
Loans acquired with credit deterioration	—	3,206	56,869	60,075
Loans acquired with no credit deterioration	—	—	1,765	1,765

Outstanding balance	10,624	13,258	82,162	106,044
Allowance for loan losses	—	(676)	(822)	(1,498)

Carrying amount of loans, net of allowance	10,624	12,582	81,340	104,546

Real Estate Portfolios, net of allowance	—	—	3,669	3,669

Portfolio Assets, net	$10,624	$12,582	$85,009	$108,215

	December 31, 2005
	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$13,062	$14,647	$15,268	$42,977
Performing Portfolio Assets	6,346	8,243	19,517	34,106
Loans Acquired After 2004
Loans acquired with credit deterioration	—	8,518	45,303	53,821

Outstanding balance	19,408	31,408	80,088	130,904
Allowance for loan losses	—	(601)	(292)	(893)

Carrying amount of loans, net of allowance	19,408	30,807	79,796	130,011

Real Estate Portfolios, net of allowance	—	—	10,039	10,039

Portfolio Assets, net	$19,408	$30,807	$89,835	$140,050

        Portfolio Assets are pledged to secure non-recourse notes payable.

5.     Deferred Profit Sharing and Deferred Compensation

        In connection with the formation of FC Properties, an agreement was entered into which provided for potential payments to the project manager based on a percentage of total estimated sales. An equal amount of deferred profit participation and deferred compensation is recorded based on such estimates with the deferred profit participation being amortized into expense in proportion to actual sales realized. No profit participation was paid until the limited partners recognized a 20% return on their investment. This return threshold was met in 2001. As a result of the disposition of FC Properties in 2006, this obligation is no longer presented as of December 31, 2006, as discussed in Note 1 of the Combined Financial Statements. At December 31, 2005, the estimated liability for this profit participation was $14,539, and was reported as deferred compensation in the accompanying combined balance sheets. Additionally, amortization of $596, $4,088 and $1,610 was recognized during 2006, 2005 and 2004, respectively, and has been included in general, administrative and operating expenses in the accompanying combined statements of operations.

        The achievement of the 20% return on investment resulted in payments of $396, $4,365 and $1,713 in deferred profit sharing and commissions in 2006, 2005, and 2004, respectively.

6.     Notes Payable

        Notes payable at December 31, 2006 and 2005 consist of the following:

	2006	2005
London Interbank Offering Rate (LIBOR) (5.32188% at December 31, 2006) based:
WAMCO 31 (LIBOR plus 2.5%)	$4,559	$11,530
WAMCO 33 (LIBOR plus 2.35%)	3,818	18,111
Other Partnerships (LIBOR plus 4% to 5%)—affiliate	—	2,061
Other Partnerships (LIBOR plus 1.75% to 2.0%)	35,762	—
Other Partnerships (LIBOR plus 5%, with floor 6.3%)—affiliate	—	1,806

Total LIBOR based	44,139	33,508
Fixed rate:
Other Partnerships (10.17%)—affiliate	—	4,000

	$44,139	$37,508

        Collateralized loans are typically payable based on proceeds from disposition of and payments received on the Portfolio Assets.

        Contractual maturities (excluding principal and interest payments payable from proceeds from dispositions of and payments received on the Portfolio Assets) of notes payable are as follows:

	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Year Ending December 31:
2007	$4,559	$3,818	$—	$8,377
2008	—	—	—	—
2009	—	—	28,146	28,146
2010	—	—	7,616	7,616

	$4,559	$3,818	$35,762	$44,139

        The loan agreements and master note purchase agreements, under which notes payable were incurred, contain various covenants including limitations on other indebtedness, maintenance of service agreements and restrictions on use of proceeds from disposition of and payments received on the Portfolio Assets. As of December 31, 2006, the Partnerships were in compliance with the aforementioned covenants.

        In connection with notes payable, the Partnerships incurred origination and commitment fees. These fees are amortized over the stated maturity of the related notes and are included in interest and fees on notes payable. At December 31, 2006 and 2005, approximately $382 and $276, respectively, of origination and commitment fees are included in other assets, net.

7.     Transactions with Affiliates

        Under the terms of the various servicing agreements between the Partnerships and FirstCity, FirstCity receives a servicing fee based on proceeds from resolution of the Portfolio Assets for processing transactions on the Portfolio Assets and for conducting settlement, collection and other resolution activities. Service fees to affiliates of approximately $3,659, $3,391, and $3,935 are reported on the accompanying combined statements of operations in 2006, 2005 and 2004, respectively.

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

        During 2006, WAMCO XXV and WAMCO XXVIII merged with and into WAMCO 30 with WAMCO 30 being the surviving entity. Also during 2006, WAMCO IX was renamed as WAMCO XX, and WAMCO XXX was renamed as WAMCO 30. In August 2006, FirstCity disposed of its ownership interest in FC Properties. This transaction is further discussed in Note 1 of the combined financial statements.

8.     Fair Value of Financial Instruments

        Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Partnerships disclose estimated fair values of their financial instruments. Fair value estimates, methods and assumptions are set forth below.

  (a)
  Cash and Other Liabilities

        The carrying amount of cash and other liabilities approximates fair value at December 31, 2006 and 2005 due to the short-term nature of such accounts.

  (b)
  Portfolio Assets

        Portfolio Assets are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risk inherent in the assets. The carrying value of Portfolio Assets was $108,215 and $140,050 at December 31, 2006 and 2005, respectively. The estimated fair value of the Portfolio Assets was approximately $119,952 and $176,868 at December 31, 2006 and 2005, respectively.

  (c)
  Notes Payable

        Management believes that for similar financial instruments with comparable credit risks, the stated interest rates at December 31, 2006 and 2005 approximate market rates. Accordingly, the carrying amount of notes payable is believed to approximate fair value. In addition, the majority of the partnerships' debt is at variable rates of interest.

9.     Commitments and Contingencies

        The Partnerships are involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the combined financial position, results of operations or liquidity of the Partnerships.

10.   Interest Rate Swap

        In 2001, WAMCO XXVIII entered into an interest rate swap contract in order to manage a portion of the interest rate risk associated with WAMCO XXVIII's long-term debt. This agreement matured on December 15, 2005. Under the swap agreement, WAMCO XXVIII paid fixed/floating rate interest and received floating rate interest at specified periodic intervals based on an agreed upon notional amount.

        By using derivative financial instruments to hedge exposures to changes in interest rates, WAMCO XXVIII exposed itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract was positive, the counterparty owed WAMCO XXVIII, which created credit risk for WAMCO XXVIII. When the fair value of a derivative contract was negative, WAMCO XXVIII owed the counterparty and, therefore, it did not possess credit risk. WAMCO XXVIII minimized the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

        Income or expense associated with these periodic payments was recorded on an accrual basis. WAMCO XXVIII recorded $133 and $431 of net swap expense for the years ended December 31, 2005 and 2004, respectively, associated with these periodic payments. Net swap expense is included in interest and fees expense—affiliate in the accompanying combined statements of operations.

        Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest-rate, commodity-price, and foreign-exchange contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

        WAMCO XXVIII had not met the criteria necessary to categorize its swap agreement as a hedging activity under the provisions of FASB No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, changes in fair value of the interest rate swap are reported in general, administrative and operating expenses and were $129 and $(421) during 2005 and 2004, respectively.

MINNTEX INVESTMENT PARTNERS LP
(A Texas Limited Partnership)

FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(With Report of Independent Registered Public Accounting Firm)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
MinnTex Investment Partners LP:

        We have audited the accompanying balance sheets of MinnTex Investment Partners LP (a Texas limited partnership) as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MinnTex Investment Partners LP as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Dallas, Texas
July 20, 2007

MINNTEX INVESTMENT PARTNERS LP
(A Texas Limited Partnership)

BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
	(Dollars in thousands)
ASSETS
Cash	$71	$295
Portfolio Asset, net (note 3)	—	12

	$71	$307

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities	$4	$6
Service fees payable—affiliate (note 4)	5	18

Liabilities	9	24
Partners' capital	62	283

	$71	$307

See accompanying notes to financial statements.

MINNTEX INVESTMENT PARTNERS LP
(A Texas Limited Partnership)

STATEMENTS OF OPERATIONS

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)
Income from Portfolio Asset	$1,488	$4,756	$8,792
Other income	4	10	4

Revenues	1,492	4,766	8,796

General, administrative, and operating expenses (note 4)	(147)	(480)	(946)

Expenses	(147)	(480)	(946)

Net income	$1,345	$4,286	$7,850

See accompanying notes to financial statements.

MINNTEX INVESTMENT PARTNERS LP
(A Texas Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Years Ended December 31, 2006, 2005 and 2004

	General Partner	Limited Partners
	MinnTex GP Corp.	FirstCity Holdings of Minnesota	CFSC Capital Corp. II	Lenders Trust	Total
	(Dollars in thousands)
Balance at December 31, 2003	$14	$468	$468	$468	$1,418
Distributions	(84)	(2,807)	(2,807)	(2,807)	(8,505)
Net income	77	2,591	2,591	2,591	7,850

Balance at December 31, 2004	7	252	252	252	763
Distributions	(47)	(1,573)	(1,573)	(1,573)	(4,766)
Net income	44	1,414	1,414	1,414	4,286

Balance at December 31, 2005	4	93	93	93	283
Distributions	(15)	(517)	(517)	(517)	(1,566)
Net income	13	444	444	444	1,345

Balance at December 31, 2006	$2	$20	$20	$20	$62

See accompanying notes to financial statements.

MINNTEX INVESTMENT PARTNERS LP
(A Texas Limited Partnership)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,345	$4,286	$7,850
Adjustments to reconcile net income to net cash provided by operating activities:
Income from Portfolio Asset	(1,488)	(4,756)	(8,792)
Proceeds applied to principal on Portfolio Assets	1,500	4,846	9,167
Decrease in service fees payable—affiliate	(13)	(51)	(30)
Decrease in accounts payable and accrued liabilities	(2)	(2)	(5)

Net cash provided by operating activities	1,342	4,323	8,190

Cash flows from financing activities:
Capital distributions	(1,566)	(4,766)	(8,505)

Net cash used in financing activities	(1,566)	(4,766)	(8,505)

Net decrease in cash	(224)	(443)	(315)
Cash, beginning of period	295	738	1,053

Cash, end of period	$71	$295	$738

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

See accompanying notes to financial statements.

MINNTEX INVESTMENT PARTNERS LP

NOTES TO FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

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

2.     Summary of Significant Accounting Policies

  (a)
  Portfolio Asset

        The Partnership acquires and resolves a portfolio of performing and nonperforming loans to small businesses that are unsecured ("Portfolio Asset"). Accounting for the Portfolio Asset is on a pool basis as opposed to an individual asset-by-asset basis. At December 31, 2006 and 2005, the Portfolio Asset was designated as nonperforming as described more fully below.

        The Partnership's Portfolio Asset is designated as nonperforming unless a majority of all of the loans in the pool are being repaid in accordance with the contractual terms of the underlying loan agreements. Such designation is made at the acquisition of the pool and does not change even though the actual mix of the loans may change. The pool is acquired on the basis of an evaluation of the timing and amount of cash flow expected to be derived from borrower payments on the loans. The carrying value of the nonperforming Portfolio Asset was zero and $12 at December 31, 2006 and 2005, respectively.

        A nonperforming Portfolio Asset is purchased at a substantial discount from its outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the adjusted cost of the nonperforming Portfolio Asset is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified. No valuation allowance was required at December 31, 2006, 2005 or 2004.

        Income from the Portfolio Asset is recognized as income to the extent that proceeds collected exceed a pro rata portion of allocated cost from the pool. Cost allocation is based on a proration of actual proceeds divided by total estimated proceeds of the pool. No interest income is recognized separately on the nonperforming Portfolio Asset. All proceeds, of whatever type, are included in proceeds from resolution of Portfolio Asset in determining the gain on resolution of such assets.

MINNTEX INVESTMENT PARTNERS LP

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands)

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

3.     Portfolio Assets

        The Portfolio Assets (note 2) at December 31 is summarized as follows:

	2006	2005
Loans:
Borrowers' obligations on outstanding balance of:
Performing loans	$514	$1,241
Nonperforming loans	23,224	31,973

	23,738	33,214
Discount required to reflect the Portfolio Asset at unamortized cost	(23,738)	(33,202)

Portfolio Assets, net	$—	$12

4.     Transactions With Affiliates

        Under the terms of a servicing agreement, FirstCity receives a servicing fee based on proceeds from resolution of Portfolio Asset, for processing transactions on the Portfolio Asset and for conducting settlement and sale negotiations. Included in general, administrative, and operating expenses in the accompanying statement of operations is $130, $454 and $917 in servicing fees incurred in 2006, 2005, and 2004, respectively.

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

Management's Annual Report on Internal Control Over Financial Reporting

        The management of FirstCity Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

        FirstCity Financial Corporation's independent auditor, KPMG LLP, a registered public accounting firm, has issued an audit report on our management's assessment of our internal control over financial reporting, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B.    Other Information.

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Director Information

        Information concerning members of the Company's board of directors (the "Board") is set forth below:

Name	Age	Position
Richard E. Bean	63	Chairman of the Board
C. Ivan Wilson	79	Vice Chairman of the Board
James T. Sartain	58	President, Chief Executive Officer and Director
Dane Fulmer	57	Director
Robert E. Garrison II	65	Director
D. Michael Hunter	64	Director
Jeffery D. Leu	51	Director
F. Clayton Miller	43	Director

        Richard E. Bean has been a Director of FirstCity since the July 1995 and Chairman of the Board since December 31, 2005. Since 1976, Mr. Bean has served as the Executive Vice President and a director of Pearce Industries, Inc., a privately held company that markets a variety of oilfield equipment and construction machinery. Mr. Bean served as Chief Financial Officer of Pearce Industries from 1976 to 2004. Mr. Bean served as a member of the Portfolio committee of the FirstCity Liquidating Trust from the Merger through the termination of the Trust in January 2004. Prior to the Merger, Mr. Bean was Chairman of the Official Committee of Equity Security Holders of First City Bancorporation of Texas, Inc. ("FCBOT"). Mr. Bean is currently a director, the Chairman of the Audit Committee, and a member of the Compensation Committee of WCA Waste Corporation, a publicly owned solid waste collection and disposal Company, and a director and the Chairman of the Audit Committee of Sanders Morris Harris Group Inc., a publicly owned financial services firm. Mr. Bean is also a stockholder and director of several closely held corporations. Mr. Bean is involved in numerous civic organizations such as the Houston Livestock Show and Rodeo where he serves as a director and Member of the Audit Committee. Mr. Bean received a M.B.A. in Accounting and a Bachelor of Business Administration in Finance from the University of Texas at Austin and has been a Certified Public Accountant licensed in the State of Texas since 1968.

        C. Ivan Wilson has been Vice Chairman of the Board of FirstCity since the July 1995. From February 1998 to June 1998, Mr. Wilson was Chairman, President and Chief Executive Officer of Mercantile Bank, N.A., Corpus Christi, Texas, a national banking organization. Mr. Wilson was Chairman of the Board and Chief Executive Officer of FCBOT from 1991 to the Merger. Prior to 1991, Mr. Wilson was the Chief Executive Officer of FirstCity, Texas—Corpus Christi, one of FCBOT's banking subsidiaries.

        James T. Sartain has been President of FirstCity since the July 1995 and Chief Executive Officer since January 2001 and has served as a Director of FirstCity since the Merger. Prior to January 2001, Mr. Sartain was President and Chief Operating Officer of FirstCity. From 1988 to the Merger, Mr. Sartain was President and Chief Operating Officer of J-Hawk.

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

        D. Michael Hunter has been as a Director of FirstCity since August 2005. Mr. Hunter is the Vice Chairman of the Board of directors of Prosperity Bancshares, Inc. and serves as a director of Prosperity Bank. Mr. Hunter previously served as Chairman, President and Chief Executive Officer and a director of First Capital Bankers, Inc. from 1995 until its merger with and into Prosperity Bancshares, Inc. on March 1, 2005. Mr. Hunter also served as Chairman and Chief Executive Officer of First Capital Bank from 1995 until March 2005. Prior to 1995, Mr. Hunter served as President and Chief Operating Officer of Victoria Bankshares, Inc. and Victoria Bank & Trust Company from 1988 to June 1994. Prior to 1988, Mr. Hunter served twenty four years with FirstCity Bancorporation of Texas, Inc. Mr. Hunter has served on the board of directors of an investment research company, First Financial Advisors, Inc., and a fast food franchiser, Whataburger, Inc.

        Jeffery D. Leu has been a Director of FirstCity since December 2000. Mr. Leu is President and Senior Partner of CarVal Investors ("CVI"), an affiliate of Cargill, responsible for managing CVI's worldwide investment activities. Mr. Leu joined Cargill in 1981 in the Strategy and Business Development Group. He held several management positions in Cargill's equipment finance unit before managing the high-yield business in 1989. Mr. Leu became president of CVI in 1993. Mr. Leu received his MBA in Finance and B.A. in Agricultural Economics from the University of Wisconsin.

        F. Clayton Miller has been a Director of FirstCity since February 2006. Mr. Miller is a founding partner at Stone Arch Capital, a private equity fund based in Minneapolis, Minnesota. From 1998 to 2004, Mr. Miller was the Managing Partner of Churchill Equity Partners, the private equity arm of Churchill Capital, Inc. From 1995 to 1998, Mr. Miller served with SCF Partners, a Houston, Texas-based private equity firm focused on the energy services market. While at SCF Partners, Mr. Miller participated in numerous similar transactions in the energy services industry throughout North America. Prior to his tenure at SCF Partners, Mr. Miller was a corporate M&A attorney with Shearman & Sterling, structuring, executing and advising on a broad range of acquisitions, divestitures and capital raising transactions in New York and London. Mr. Miller is a graduate of the University of Michigan (B.A.), Northwestern University School of Law (J.D., cum laude), and Harvard University (M.B.A., with honors).

Board of Directors and Committees

        The Board has reviewed the provisions of the Sarbanes-Oxley Act of 2002, the rules of the SEC and the NASDAQ Stock Market governance listing standards and determined that the Company is in compliance with such standards. The Board has determined that Messrs. Bean, Fulmer, Garrison, Hunter, Miller and Wilson are independent Directors under the NASDAQ Stock Market Rules. Mr. Sartain, employee of the Company, and Mr. Leu, an executive officer of CVI (see "Certain Relationships and Related Transactions" for relationships of Cargill and CFSC Capital Corp. with the Company), were not deemed independent. Mr. C. Ivan Wilson, an independent Director, serves as Vice-Chairman and presides over executive sessions of the non-management Directors.

        Board Meetings.    During 2006, the Board of Directors held five meetings. Each of the directors that served for the full year attended more than 75% of such meetings held in 2006. All of the directors attended the Company's 2006 Annual Meeting of Stockholders. The Company has encouraged the attendance of all Directors at the annual meetings of stockholders and has scheduled its stockholders' meetings to achieve that goal. The Company has not adopted a formal policy related to the attendance of Directors at annual meetings of stockholders.

        Committees.    The Company's Board of Directors has the following standing committees: Executive Committee; Audit Committee; Compensation Committee; and a Nominating and Corporate Governance Committee. Members of these committees generally are elected annually at the regular meeting of the Board of Directors immediately following the annual meeting of stockholders. Further information concerning the Board's standing committees appears below.

        Executive Committee.    The Executive Committee consisted of Messrs. Bean (Chairman) and Sartain during 2006. Subject to certain limitations specified by the Company's Bylaws and the Delaware General Corporation Law, the Executive Committee is authorized to exercise the powers of the Board of Directors when the Board is not in session. During 2006, the Executive Committee held no meetings.

        Audit Committee.    The Audit Committee consists of Messrs. Bean (Chairman), Garrison and Wilson. The Audit Committee is a standing committee of the Board of Directors. The Board has determined that all members of the Audit Committee are independent Directors under the rules of the NASDAQ Stock Market and the rules and regulations of the SEC. The Board of Directors has determined that Mr. Bean qualifies as an "audit committee financial expert" under applicable SEC and NASDAQ regulations. The Audit Committee has a charter adopted by the Board of Directors that sets forth its membership requirements, authority and responsibilities. A copy of the Audit Committee Charter can be found in the "Investor Relations—Corporate Governance" Section of the Company's website at www.fcfc.com. During 2006, the Audit Committee held five meetings.

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

        Compensation Committee.    The Compensation Committee consisted of Messrs. Wilson (Chairman), Fulmer, Garrison and Hunter during 2006. The Compensation Committee is a standing committee of the Board of Directors. The Board has determined that all members of the Compensation Committee are (i) "independent directors" under the listing standards of the NASDAQ Stock Market, (ii) "non-employee directors" within the meaning of Rule 16b-3 under the Exchange Act and (iii) "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code. The Compensation Committee has a charter that has been adopted by the Board of Directors that sets forth its membership requirements, authority and responsibilities. A copy of the Compensation Committee Charter can be found in the "Investor Relations—Corporate Governance" section of the Company's website at www.fcfc.com. The functions of the Compensation Committee include making recommendations to the Board of Directors regarding compensation for executive officers, including the chief executive officer, of the Company and its subsidiaries. The Compensation Committee is responsible for all recommendations, reviews, modifications and approvals with respect to the Stock Option and Award Plans. During 2006, the Compensation Committee held seven meetings.

        Nominating and Corporate Governance Committee.    The Nominating and Corporate Governance Committee consisted of Messrs. Fulmer (Chairman), Garrison and Hunter during 2006. The Nominating and Corporate Governance Committee is a standing committee of the Board of Directors. The Board has determined that each of the members of the Nominating and Corporate Governance Committee qualified as an independent Director under the rules of the NASDAQ Stock Market and rules and regulations of the SEC. The Nominating and Corporate Governance Committee has a charter that has been adopted by the Board of Directors that sets forth its membership requirements, authority and responsibilities. The full text of the Charter of the Nominating and Corporate Governance Committee can be found in the "Investor Relations—Corporate Governance" section of the Company's website at www.fcfc.com. The Nominating and Corporate Governance Committee recommends the number of board positions to be filled in accordance with the Bylaws of the Company and the persons to be nominated to serve in those positions. In this regard, the Nominating Committee considers the performance of incumbent directors in determining whether such directors should be nominated to stand for reelection. The Nominating and Corporate Governance Committee also reviews the recommendations of the Chief Executive Officer related to the appointment of executive officers and proposed personnel changes related to such officers and is responsible for conducting an annual review of the Company's Code of Business Conduct and Ethics. During 2006, the Nominating and Corporate Governance Committee held one meeting.

Executive Officers

        The executive officers of the Company, who are elected by the Board of Directors of the Company and serve at its discretion, are as follows:

Name	Age	Position
James T. Sartain	58	President and Chief Executive Officer
J. Bryan Baker	46	Senior Vice President and Chief Financial Officer
Terry R. DeWitt	49	Senior Vice President
Joe S. Greak	58	Senior Vice President, Tax Director
James C. Holmes	50	Senior Vice President
Richard J. Vander Woude	52	Senior Vice President, General Counsel and Secretary

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

        Richard J. Vander Woude has been General Counsel and Senior Vice President of FirstCity since January 1998 and has served as Secretary since June 2000. Prior thereto, Mr. Vander Woude was a director and stockholder in the law firm of Vander Woude & Istre, P.C., Waco, Texas from 1992 through 1997. From 1978 to 1992, Mr. Vander Woude was a director and stockholder of Sheehy, Lovelace & Mayfield, P.C., Waco, Texas.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10 percent of Common Stock, to file with the SEC certain reports of beneficial ownership of Common Stock. Based solely upon a review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all applicable Section 16(a) filing requirements were complied with by its directors, officers and 10 percent stockholders during 2006.

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

Item 11.    Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

        The Compensation Committee of our Board of Directors has the responsibility for evaluating and developing the compensation policies applicable to our executive officers. The Compensation Committee's charter sets forth the following responsibilities, among others, for the committee:

  •
  Review the compensation philosophy and strategy in regards to achieving the Company's objectives and performance goals and the long-term interests of the Company's stockholders;

  •
  Review annually market and industry data to assess the Company's competitive position with respect to the individual elements of the total executive compensation to ensure the attraction, retention and appropriate reward of the Company's executive officers;

  •
  Administer the Company's incentive compensation and stock option and other equity based plans;

  •
  Review annually and make recommendations to the Board with respect to the base salary, incentive compensation, deferred compensation, stock options, performance units and other equity based awards for the CEO and all other executive officers.

        In essence, the Compensation Committee's fundamental responsibility is to administer our compensation program for our executive officers and our other officers, which generally include those employees whose job responsibilities and policy-making authority are the broadest and most significant.

Objectives of our compensation program

        In general, our core business strategy is to acquire, manage, service, and resolve distressed assets and other assets that meet the Company's investment criteria. Our compensation program is designed to attract, motivate and retain employees with the execution of this strategy. Toward this end, the Company provides for competitive base salaries, annual variable performance incentives payable in cash for the achievement of financial performance goals, and long-term, stock-based incentives that strengthen the mutuality of interests between senior management and the Company's stockholders.

What our program is designed to reward

        Our program is designed to reward performance that contributes to the achievement of the Company's objectives and the implementation of our strategy. It is also designed to reward exceptional organizational and individual performance that support's the Company's core values as well as the individual's level of responsibility.

Elements of our compensation program and why we pay each element

        Salaries.    We intend to recognize each executive officer's unique value and historical contributions to the Company's success in light of salary norms in the industry and the general marketplace; to match competitors for executive talent; to provide executives with sufficient, regularly-paid income; and to reflect position and level of responsibility.

        Bonuses.    We believe that cash bonuses help to focus management on substantial achievement of our key corporate financial objectives and individual goals on a short-term basis.

        Stock Options.    We believes that stock options are critical in motivating and rewarding the creation of long-term stockholder value and have established a policy of awarding stock options each year based on the continuing progress of the Company as well as on individual performance.

How we determine each element of compensation

        Salaries.    Salaries for the year 2006 for each of the Company's executive officers, including its Chief Executive Officer, were determined based upon such officer's level of responsibility, time with the Company, contribution to the Company and individual performance. The evaluation of these factors was subjective, and no fixed, relative weights were assigned thereto.

        Bonuses.    The executive bonus plan is designed to reward our executives for the achievement of shorter-term financial goals, primarily increases in net operating income per diluted share. Although each executive officer is eligible to receive an award under the plan, the granting of the awards to any individual or the officers as a group is entirely at the discretion of the Compensation Committee. The Compensation Committee may choose to award the bonus or not, and decide on the actual level of the award in light of all relevant factors after completion of the fiscal year.

        At the beginning of 2006, the Compensation Committee adopted the 2006 executive bonus pool calculation. Under the terms of this calculation, the bonus pool available to the executive officers as a group was based on a minimum threshold of 50% of net operating income before bonus per diluted share in excess of $1.00 and not to exceed $1.20. In its discretion the Compensation Committee decided not to award bonuses to executive officers for 2006 based on the inability of the Company to achieve the minimum operating income threshold for the bonus pool calculation.

        On August 11, 2006, the Compensation Committee of the Board of Directors of the Company approved a discretionary bonus of $50,000 be paid to Richard J. Vander Woude for his extensive involvement in FirstCity's restructure its investments in Mexican. See Note 2 to the consolidated financial statements for further discussion of this transaction.

        Stock Options.    We grant stock options to our executive officers and key employees based upon prior performance, the importance of retaining their services and the potential for their performance to help us attain our long-term goals. However, there is no set formula for the granting of awards to individual executive or employees. We considered the performance of individual executive officers and other key employees, taking into account the Company's performance, each individual's contributions thereto and specific accomplishments in each individual's area of responsibility. In 2006, we did not grant any stock options to executive officers.

How elements of our compensation program are related to each other and the Company's overall compensation objectives

        We view the various components of compensation as related but distinct. Although our compensation committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance. Our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

Role of Executive Officers in Determining Executive Compensation

        Recommendations regarding compensation of the Company's executive officers (other than the compensation of the Chief Executive Officer) are made by the Chief Executive Officer to the Compensation Committee. The Compensation Committee reviews the recommendations of the Chief Executive Officer and determines the compensation of the Chief Executive Officer and the other executive officers. The compensation of the Chief Executive Officer and the other executive officers is subject to the review, modification and approval of the Board of Directors, except that (1) the Chief Executive Officer does not participate in the review, modification or approval of the recommendations of the Compensation Committee, with respect to his compensation and (2) all recommendations, reviews, modifications and approvals with respect to awards under the Stock Option and Award Plans are made solely by the Compensation Committee.

        Compensation of the Chief Executive Officer.    The Compensation Committee determines the compensation of the Chief Executive Officer and makes a recommendation to the Board of Directors, which recommendation is subject to the review, modification and approval of the members of the Board of Directors, other than the Chief Executive Officer. Such recommendations, reviews, modifications and approvals for 2006 were based on the Chief Executive Officer's level of responsibility, time with the Company, contributions to the performance of the Company, maintenance of liquidity during the year to ensure the Company was able to continue to make investments and involvement in initiatives to strengthen corporate governance and comply with new regulations.

Tax Deductibility of Executive Compensation

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

COMPENSATION COMMITTEE REPORT

        The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for 2006.

THE COMPENSATION COMMITTEE C. Ivan Wilson, Chairman Dane Fulmer Robert E. Garrison II D. Michael Hunter

Summary Compensation Table

        The following table sets forth certain information concerning compensation for services during each of the last three years to (1) the Company's Chief Executive Officer during 2006, (2)) the

Company's Chief Financial Officer during 2006, and (3) the Company's other three most highly compensated executive officers during 2006 serving as such at the end of 2006 (collectively, the "Named Executive Officers").

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1)($)	All Other Compensation (2)($)	Total Compensation ($)
James T. Sartain President and Chief Executive Officer	2006	375,000	—	—	16,048	391,048
J. Bryan Baker Senior Vice President and Chief Financial Officer	2006	225,000	—	—	5,040	230,040
Terry R. DeWitt Senior Vice President	2006	275,000	—	—	5,040	280,040
James C. Holmes Senior Vice President	2006	275,000	—	—	5,040	280,040
Richard J. Vander Woude Senior Vice President, General Counsel and Secretary	2006	285,001	50,000	—	5,328	340,329

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to grants of stock options, as determined pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). See Note 10 to the consolidated financial statements for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R).

(2)
The total amounts indicated under "All Other Compensation" for 2006 consist of (a) amounts contributed to match a portion of such employee's contributions under a 401(k) plan ("401(k) Match"), (b) excess premiums paid on supplemental life insurance policies ("Supplement Life") and (c) personal use of a business vehicle ("Auto"), and (d) amounts paid for moving expenses ("Other"). The following table details the amounts paid during 2006 for each of the categories:

Executive	401(k) Match($)	Supplement Life($)	Auto($)	Total($)
James T. Sartain	$4,500	$1,548	$10,000	$16,048
J. Bryan Baker	4,500	540	—	5,040
Terry R. DeWitt	4,500	540	—	5,040
James C. Holmes	4,500	540	—	5,040
Richard J. Vander Woude	4,500	828	—	5,328

Grants of Plan-Based Awards in 2006

        There were no grants of stock options during 2006 to the Named Executive Officers.

Outstanding Equity Awards at 2006 Fiscal Year-End

        The following table provides information on the holdings of stock options by the named executives as of the end of the last fiscal year. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each named executive. The vesting schedule for each grant is shown following this table, based on the option award grant date.

Number of Shares Underlying Unexercised Options (#)
Name	Option Grant Date			Option Exercise Price ($)		Option Expiration Date
		Exercisable	Unexercisable
James T. Sartain	12/1/2000 12/20/2001 5/13/2004 10/12/2005	50,000 50,000 18,750 2,750	— — 18,750 8,250	$ $ $ $	2.00 3.06 7.25 11.33	12/1/2010 12/20/2009 5/13/2014 10/12/2015
J. Bryan Baker	2/27/1997 12/1/2000 12/20/2001 5/13/2004 10/25/2005	3,000 30,000 20,000 7,500 2,000	— — — 7,500 6,000	$ $ $ $ $	27.25 2.00 3.06 7.25 11.77	2/27/2007 12/1/2010 12/20/2009 5/13/2014 10/25/2015
Terry R. DeWitt	2/27/1997 12/20/2001 5/13/2004 10/25/2005	6,200 25,000 7,500 2,000	— — 7,500 6,000	$ $ $ $	27.25 3.06 7.25 11.77	2/27/2007 12/20/2009 5/13/2014 10/25/2015
James C. Holmes	2/27/1997 12/20/2001 5/13/2004 10/25/2005	6,000 22,000 7,500 2,000	— — 7,500 6,000	$ $ $ $	27.25 3.06 7.25 11.77	2/27/2007 12/20/2009 5/13/2014 10/25/2015
Richard J. Vander Woude	12/1/2000 12/20/2001 5/13/2004 10/25/2005	25,000 25,000 7,500 2,000	— — 7,500 6,000	$ $ $ $	2.00 3.06 7.25 11.77	12/1/2010 12/20/2009 5/13/2014 10/25/2015
Grant Date	Vesting Schedule
2/27/1997	25% vests in one year; 25% vests in two years; 25% vests in three years; 25% vests in four years
12/1/2000	25% vests in one year; 25% vests in two years; 25% vests in three years; 25% vests in four years
12/20/2001	50% vests on grant dates; 25% vests in one year; 25% vests in two years
5/13/2004	25% vests in one year; 25% vests in two years; 25% vests in three years; 25% vests in four years
10/12/2005	25% vests in one year; 25% vests in two years; 25% vests in three years; 25% vests in four years
10/25/2005	25% vests in one year; 25% vests in two years; 25% vests in three years; 25% vests in four years

Option Exercises and Stock Vested in Fiscal 2006

        No options were exercised in Fiscal 2006 by the Named Executive Officers.

Potential Payments Upon Termination or Change-In-Control

        FirstCity has incentive stock plans under which the named executive officers have received stock options.

        If a named executive officer's employment with FirstCity were terminated as a result of cause, the officer's stock options would immediately be forfeited and cancelled. Additionally, if a named executive officer terminated his or her employment for any reason (other than retirement), or if his or her employment were terminated, the executive's vested stock options would expire three months after the date of termination (or the expiration date of the option, whichever is earlier).

        If a named executive officer's employment were to terminate as a result of death or disability, the officer's stock options would expire one year after the date of death or disability (or the expiration date of the option, whichever is earlier). Additionally, if there were a change in control of FirstCity, all outstanding options would become immediately vested and exercisable. The terms of the standard form of stock option agreement executed pursuant to FirstCity's incentive stock plans do not discriminate in scope, terms or operation in favor of FirstCity's executive officers.

Compensation of Non-Executive Directors at 2006 Fiscal Year End

Name	Fees Earned or Paid in Cash (1) ($)	Option Awards (2) ($)	Total ($)
Richard E. Bean	24,750	33,550	58,300
C. Ivan Wilson	25,250	33,550	58,800
Dane Fulmer	21,750	33,550	55,300
Robert E. Garrison II	24,000	33,550	57,550
D. Michael Hunter	21,500	33,550	55,050
Jeffery D. Leu	17,000	33,550	50,550
F. Clayton Miller	14,000	33,550	47,550

(1)
During 2006, directors of the Company who were not employees of the Company or any of its subsidiaries received a retainer of $3,500 per quarter for their services as directors. The Chairman of the Audit Committee received an additional retainer of $750 per quarter. Such directors also received $1,000 plus expenses for each regular and special Board of directors meeting attended, $500 ($750 for the Chairman) plus expenses for each meeting of any committee of the Board of directors attended, and $500 ($750 for the Chairman) per each telephonic meeting of the Board of directors or any committee. Directors who are employees of the Company do not receive directors' fees.

(2)
Each of the non-executive directors was granted options to purchase 5,000 shares of the FirstCity common stock for their service as a director during 2006 under the FirstCity Financial Corporation 2004 Stock Option and Award Plan. These amounts are computed in accordance with SFAS 123(R). Aggregate number of awards of stock options outstanding at the end of 2006 are as follows: Richard E. Bean—20,000; C. Ivan Wilson—25,000; Dane Fulmer—10,000; Robert E. Garrison II—12,500; D. Michael Hunter—10,000; Jeffery Leu—5,000; F. Clayton Miller—5,000.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

        Messrs. Wilson (Chairman), Fulmer, Garrison and Hunter served as members of the Compensation Committee of the Board of Directors during 2006. No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K during the fiscal year ended December 31, 2006. No interlocking relationship exists between the members of the Company's Board of Directors, executive officers or Compensation Committee and the board of directors, executive officers and compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Cumulative Total Stockholder Return

        The following graph compares the cumulative total stockholder return on a share of Common Stock, based on the market price thereof, with

  •
  the Nasdaq Stock Market (US) Index (the "Nasdaq Market Index") prepared for Nasdaq by the Center for Research in Security Prices ("CRSP") and

  •
  the Nasdaq Financial Stocks Index (the "Nasdaq Industry Index") prepared for Nasdaq by CRSP for the period beginning on December 31, 2001 and ending on December 31, 2006. Cumulative total stockholder return is based on an annual total return, which assumes the reinvestment of all dividends for the period shown and assumes that $100 was invested on December 31, 2001 in each of Common Stock, the Nasdaq Market Index and the Nasdaq Industry Index.

        The Company has not declared any dividends during this period. The results shown below are not necessarily indicative of future performance.

	2001	2002	2003	2004	2005	2006
FirstCity	100.00	114.17	508.33	840.00	960.83	923.33
Nasdaq Market Index	100.00	69.13	103.36	112.49	114.88	126.22
Nasdaq Industry Index	100.00	102.98	139.28	162.56	166.42	191.34

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth certain information regarding the Common Stock owned on July 9, 2007 (the "Measurement Date") by (1) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock as of such date, (2) each of the Company's directors, (3) each of the Named Executive Officers and (4) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares of the Common Stock shown in the table are held with sole voting and investment power.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)		Percent of Class
	Directors and Executive Officers (1):
Common Stock	James T. Sartain	619,909		5.68%
Common Stock	Richard E. Bean	317,833		2.94%
Common Stock	Dane Fulmer	86,150		*
Common Stock	Robert E. Garrison II	105,950		*
Common Stock	D. Michael Hunter	25,000		*
Common Stock	Jeffery Leu	5,000	(3)	*
Common Stock	F. Clayton Miller	5,000		*
Common Stock	C. Ivan Wilson	58,020		*
Common Stock	Terry R. DeWitt	193,132		1.78%
Common Stock	James C. Holmes	168,585		1.56%
Common Stock	Richard J. Vander Woude	68,685		*
Common Stock	J. Bryan Baker	64,366		*
Common Stock	All directors and executive officers as a group (13 persons)	1,783,880		15.83%
	Certain Other Beneficial Owners:
Common Stock	Heartland Advisors, Inc. 789 N. Water St. Suite 500 Milwaukee, WI 53202	1,150,550	(4)	10.66%
Common Stock	First Manhattan Co. 437 Madison Avenue New York, NY 10022	910,038	(4)	8.43%
Common Stock	Dimensional Fund Advisors LP 1299 Ocean Avenue Santa Monica, CA 90401	628,160	(4)	5.82%
Common Stock	F&C Asset Management plc. 80 George Street Edinburgh EH2 3BU, United Kingdom	549,670	(4)	5.09%

*
Less than 1%

(1)
The business mailing address of each of such persons (except as otherwise indicated) is P.O. Box 8216, Waco, Texas 76714-8216.

(2)
Includes shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's stock option and award plans as follows: James T. Sartain—130,875; Richard E. Bean—20,000; Dane Fulmer—10,000; Robert E. Garrison II—12,500; D. Michael Hunter—10,000; Jeffery Leu—5,000; F. Clayton Miller—5,000; C. Ivan Wilson—25,000; Terry R. DeWitt—38,250; James C. Holmes—35,250; Richard J. Vander Woude—63,250; J. Bryan Baker—63,250; all directors and executive officers as a group (13 persons)—481,625.

(3)
Mr. Leu is an officer of certain affiliates of Cargill Incorporated, which, as of the Measurement Date was the record owner of 221,683 shares of Common Stock and may acquire 25,000 shares within 60 days of the Measurement Date upon the exercise of options granted under the Company's stock option and award plans. Mr. Leu disclaims beneficial ownership of such shares and options.

(4)
Based on information contained in statements filed with the SEC by the respective reporting persons. The amounts as to which the beneficial owner has sole voting power, shared voting power, sole investment power, or shared investment power are as follows.

			Voting		Investment
Name
	Schedule	Date	Sole	Shared	Sole	Shared
Heartland Advisors, Inc.	13G/A	12/31/2006	—	1,121,050	—	1,150,550
First Manhattan Co.	13G/A	12/31/2006	101,700	711,036	101,700	808,338
Dimensional Fund Advisors LP	13G/A	12/31/2006	628,160	—	628,160	—
F&C Asset Management plc.	13G	12/31/2006	549,670	—	549,670	—

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The Company owns equity interests in various purchased asset portfolios through limited partnerships and limited liability companies ("Acquisition Partnerships") in which a corporate affiliate of the Company is the sole general partner or managing member, and the Company and other non-affiliated investors are limited partners or members. Certain directors and executive officers of the Company may also serve as directors and/or executive officers of the general partner or managing member, but receive no additional compensation from or on behalf of such general partner or managing member for serving in such capacity. The Company provides asset servicing to such Acquisition Partnerships pursuant to servicing agreements between the Company and such Acquisition Partnerships. Service fees totaling $12.6 million for 2006 were derived from such affiliates.

        Prior to 2006, the Company, FirstCity Servicing Corporation, Cargill and its wholly owned subsidiary CFSC Capital Corp. II ("CFSC"), under the terms of Right of First Refusal Agreement, were parties to a Right of First Refusal Agreement and Due Diligence Reimbursement Agreement effective as of January 1, 1998, as amended (the "Right of First Refusal Agreement") from 1992 through February 1, 2006. Pursuant to the Right of First Refusal Agreement, if the Company received an invitation to bid on or otherwise obtain an opportunity to acquire Portfolio Assets in the United States, Mexico, Central America or South America within certain thresholds, CFSC had the option to participate in the proposed purchase through an Acquisition Partnership.

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

        The Right of First Refusal Agreement terminated on February 28, 2006.

        The Company has loans receivable, totaling $4.8 million at December 31, 2006, made to certain Acquisition Partnerships. These loans are secured by the assets/loans acquired by the partnerships with purchase money loans provided by the investors to the partnerships to purchase the asset pools held in those entities. Payments on these notes are dependent upon proceeds from the resolution of Portfolio Assets held by the Acquisition Partnerships.

        FirstCity Servicing Corporation, an affiliate of the Company, and MCS, in which FirstCity Servicing Corporation is an 11.89% stockholder as of December 31, 2006, are parties to Consulting, License and Confidentiality Agreements dated June 30, 1999 pursuant to which FirstCity Servicing Corporation provides consultation services and personnel to assist MCS in developing and managing due diligence and servicing systems. Pursuant to those agreements, MCS agrees to provide the supplied personnel with compensation, tax equalization payments, housing allowances, transportation allowance and tax preparation. MCS also pays consulting fees to FirstCity Servicing Corporation and reimburses FirstCity Servicing Corporation for travel, hotel, airfare, and meal expenses paid by it related to the provision of the services. FirstCity recorded $344,000 in 2006 from MCS as reimbursement fees included in other income.

        The Company had unsecured notes payable to Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity, in connection with the acquisition of the minority interest in FirstCity Holdings. The notes were to be periodically redeemed by the Company for an aggregate of up to $3.2 million out of certain cash collections from servicing income from Portfolios in Mexico. FirstCity valued the loans at the inception date using an imputed interest rate based on the Company's cost of funds. In August 2006, the Company settled for $310,000 on these notes.

Item 14.    Principal Accountant Fees and Services.

Audit Fees

        The aggregate fees billed for professional services by KPMG LLP ("KPMG") in 2006 and 2005 for these various services were:

	2006	2005
Audit Fees (1)	$1,673,000	$1,160,300

Total	$1,673,000	$1,160,300

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
Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated December 30, 2005 filed with the Commission on December 30, 2005).
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
Securities Purchase Agreement dated as of September 21, 2004 by and among FirstCity Financial Corporation and certain affiliates of FirstCity and IFA Drive GP Holdings LLC, IFA Drive LP Holdings LLC, Drive Management LP and certain affiliates of those persons. (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated September 27, 2004).
10.5	—
Revolving Credit Agreement, dated November 12, 2004, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-Q dated November 15, 2004).
10.6	—	1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit A of the Company's Schedule 14A, Definitive Proxy Statement, dated March 27, 1996).
10.7	—	1996 Stock Option and Award Plan (incorporated herein by reference to Exhibit C of the Company's Schedule 14A, Definitive Proxy Statement, dated March 27, 1996).
10.8	—	2004 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company's Schedule 14A, Definitive Proxy Statement, dated October 21, 2003).
10.9	—
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
Sixth Amendment to Right Of First Refusal Agreement And Due Diligence Reimbursement Agreement dated effective as of February 1, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated February 6, 2006).
10.12	—
Asset Purchase Agreement, dated June 30, 2006, by and among FirstCity Financial Corporation and its subsidiaries, FirstCity Business Lending Corporation and American Business Lending, Inc.; and AMRESCO SBA Holdings, Inc. and NCS I, LLC (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated July 7, 2006).
10.13	—	2006 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company's Schedule 14A, Definitive Proxy Statement, dated June 26, 2006).
10.14	—
Interest Purchase and Sale Agreement, dated August 8, 2006, by and among Bidmex Holding, LLC, and Strategic Mexican Investment Partners, L.P. and Cargill Financial Services International, Inc. and certain other parties (incorporated herein by reference to Exhibit 10.14 of the Company's Form 10-Q dated November 9, 2006).
10.15	—
Put Option Agreement dated August 8, 2006, by and among Bidmex Holding, LLC, Recuperacion de Carteras Mexicanas, S. de R.L. de C.V., Bidmex 6, LLC, Strategic Mexican Investment Partners 2, L.P. and Cargill Financial Services International, Inc. (incorporated herein by reference to Exhibit 10.15 of the Company's Form 10-Q dated November 9, 2006).

10.16	—
Guarantee dated August 8, 2006, executed by FirstCity Financial Corporation for the benefit of Bidmex Holding, LLC, Residencial Oeste 2 S. de R.L. de C.V., National Union Fire Insurance Company of Pittsburg, P.A., American General Life Insurance Company, and American General Life and Accident Insurance Company (incorporated herein by reference to Exhibit 10.15 of the Company's Form 10-Q dated November 9, 2006).
10.17	—
Amendment No. 4 to Revolving Credit Agreement, dated as of October 31, 2006, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated November 7, 2006).
10.18	—
Management Employment Contract dated November 30, 2006, between FirstCity Business Lending Corporation, American Business Lending, Inc., and Charles P. Bell, Jr. (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated December 7, 2006).
10.19	—
Management Employment Contract dated November 30, 2006, between FirstCity Business Lending Corporation, American Business Lending, Inc., and Joe N. Smith (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K dated December 7, 2006).
10.20	—
Amendment No. 5 to Revolving Credit Agreement, dated as of December 14, 2006, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated December 20, 2006).
10.21	—
Loan Agreement, dated as of December 15, 2006 by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated December 28, 2006).
10.22 *	—	Amendment No. 1 to Loan Agreement, dated as of February 27, 2007, by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as lender.
21.1*	—	Subsidiaries of the Registrant.
23.1*	—	Consent of KPMG LLP.
23.2*	—	Consent of KPMG LLP.
23.3*	—	Consent of KPMG LLP.
31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—
Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Annual Report on Form 10-K for the year ended December 31, 2006.
32.2*	—
Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Annual Report on Form 10-K for the year ended December 31, 2006.

*Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION
By:	/s/ JAMES T. SARTAIN James T. Sartain President and Chief Executive Officer

July 24, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD E. BEAN Richard E. Bean	Chairman of the Board and Director	July 24, 2007
/s/ JAMES T. SARTAIN James T. Sartain	President, Chief Executive Officer and Director (Principal Executive Officer)	July 24, 2007
/s/ J. BRYAN BAKER J. Bryan Baker	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 24, 2007
/s/ C. IVAN WILSON C. Ivan Wilson	Vice Chairman of the Board and Director	July 24, 2007
/s/ DANE FULMER Dane Fulmer	Director	July 24, 2007
/s/ ROBERT E. GARRISON Robert E. Garrison	Director	July 24, 2007
/s/ D. MICHAEL HUNTER D. Michael Hunter	Director	July 24, 2007
/s/ JEFFERY D. LEU Jeffery D. Leu	Director	July 24, 2007
/s/ F. CLAY MILLER F. Clay Miller	Director	July 24, 2007