Form 10-Q
period 2007-03-31
FIRSTCITY FINANCIAL CORP
filed 2007-07-31
CIK 828678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of common stock, par value $.01 per share, outstanding at July 23, 2007 was 10,789,137.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$17,211	$18,472
Portfolio Assets, net	127,750	108,696
Loans receivable from Acquisition Partnerships held for investment	4,876	4,755
Loans receivable - SBA held for sale	11,484	—
Loans receivable - SBA held for investment	16,538	—
Loans receivable - other	27,956	23,991
Equity investments	107,991	112,357
Deferred tax asset, net	20,101	20,101
Service fees receivable ($915 and $917 from affiliates, respectively)	1,064	928
Loan servicing assets - SBA	815	—
Other assets, net	15,739	8,363
Total Assets	$351,525	$297,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable other	$237,087	$187,811
Minority interest	1,503	1,570
Other liabilities	9,971	4,389
Total Liabilities	248,561	193,770
Commitments and contingencies (note 12)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 11,319,437 and 11,316,937, respectively; shares outstanding: 10,789,137 and 10,786,637, respectively)	113	113
Treasury stock, at cost: 530,300 shares and 530,300 shares, respectively	(5,571)	(5,571)
Paid in capital	100,760	100,562
Retained earnings	6,502	7,417
Accumulated other comprehensive income	1,160	1,372
Total Stockholders’ Equity	102,964	103,893
Total Liabilities and Stockholders’ Equity	$351,525	$297,663

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Servicing fees ($2,453 and $2,581 from affiliates, respectively)	$2,605	$2,647
Income from Portfolio Assets	5,035	2,058
Gain on sale of SBA loans held for sale, net	281	—
Interest income from SBA loans	308	—
Interest income from affiliates	126	430
Interest income from loans receivable - other	907	—
Other income	459	580
Total revenues	9,721	5,715
Expenses:
Interest and fees on notes payable — other	4,251	1,698
Interest and fees on notes payable to affiliates	—	10
Salaries and benefits	3,993	3,738
Provision for loan and impairment losses	326	109
Occupancy, data processing, communication and other	3,843	1,564
Total expenses	12,413	7,119
Equity in earnings of investments	1,826	3,634
Earnings (loss) from continuing operations before income taxes and minority interest	(866)	2,230
Income tax expense	(157)	(122)
Minority interest	108	(11)
Earnings (loss) from continuing operations	(915)	2,097
Discontinued operations
Loss from discontinued operations	—	(75)
Income taxes	—	—
Net loss from discontinued operations	—	(75)
Net earnings (loss)	$(915)	$2,022
Basic earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations	$(0.08)	$0.19
Discontinued operations	$—	$(0.01)
Net earnings (loss) to common stockholders	$(0.08)	$0.18
Weighted average common shares outstanding	10,788	11,307
Diluted earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations	$(0.08)	$0.18
Discontinued operations	$—	$(0.01)
Net earnings (loss) to common stockholders	$(0.08)	$0.17
Weighted average common shares outstanding	11,431	11,958

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Dollars in thousands)

						Retained	Accumulated
						Earnings	Other	Total
	Common Stock		Treasury Stock		Paid in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Equity

Balances, December 31, 2005	11,307,187	$113	—	$—	$99,843	$(2,058)	$1,013	$98,911
Cumulative effect of adjustments resulting from the adoption of SAB No. 108	—	—	—	—	—	(327)	—	(327)
Exercise of common stock options	9,750	—	—	—	68	—	—	68
Repurchase of common stock	—	—	530,300	(5,571)	—	—	—	(5,571)
Additional paid-in capital arising from stock option compensation expense	—	—	—	—	651	—	—	651
Comprehensive income:
Net earnings for 2006	—	—	—	—	—	9,802	—	9,802
Translation adjustments	—	—	—	—	—	—	359	359
Total comprehensive income								10,161
Balances, December 31, 2006	11,316,937	113	530,300	(5,571)	100,562	7,417	1,372	103,893
Exercise of common stock options	2,500	—	—	—	18	—	—	18
Additional paid-in capital arising from stock option compensation expense	—	—	—	—	180	—	—	180
Comprehensive loss:
Net loss for the first three months of 2007	—	—	—	—	—	(915)	—	(915)
Translation adjustments	—	—	—	—	—	—	(212)	(212)
Total comprehensive loss								(1,127)
Balances, March 31, 2007 (unaudited)	11,319,437	$113	530,300	$(5,571)	$100,760	$6,502	$1,160	$102,964

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(915)	$2,022
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Net loss from discontinued operations	—	75
Purchase of SBA loans held for sale	(18,419)	—
Payments applied to principal on SBA loans held for sale	187	—
Proceeds from the sale of SBA loans held for sale, net	7,102	—
Purchase of Portfolio Assets, net	(34,182)	(7,501)
Proceeds applied to principal on Portfolio Assets	19,698	6,722
Income from Portfolio Assets	(5,035)	(2,058)
Capitalized interest and costs on Portfolio Assets and loans receivable	(284)	(457)
Provision for loan and impairment losses	326	109
Equity in earnings of investments	(1,826)	(3,634)
Gain on sale of SBA loans held for sale	(281)	—
Depreciation and amortization	119	157
Stock-based compensation expense related to stock options	180	145
Increase in service fees receivable	(136)	(275)
Decrease (increase) in other assets	(8,094)	174
Change in debt imputed value	—	(60)
Increase in other liabilities	5,816	1,000
Net cash used in operating activities	(35,744)	(3,581)
Cash flows from investing activities:
Property and equipment, net	(214)	(83)
Net payments (advances) on loans receivable	(3,674)	263
Net increase in SBA loans held for investment	(16,603)	—
Contributions to Acquisition Partnerships and Servicing Entities	(7,552)	(17,529)
Distributions from Acquisition Partnerships and Servicing Entities	13,577	11,992
Net cash used in investing activities	(14,466)	(5,357)
Cash flows from financing activities:
Borrowings under notes payable — other	81,547	28,885
Payments of notes payable — other	(32,605)	(23,591)
Proceeds from issuance of common stock	18	—
Net cash provided by financing activities	48,960	5,294
Net cash used in continuing operations	(1,250)	(3,644)
Cash flows from discontinued operations:
Net cash used in operating activities	(11)	(9)
Net cash provided by investing activities	—	—
Net cash used in discontinued operations	(11)	(9)
Net decrease in cash and cash equivalents	(1,261)	(3,653)
Cash and cash equivalents, beginning of period	18,472	12,901
Cash and cash equivalents, end of period	$17,211	$9,248
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,404	$1,475
Income taxes, net of refunds received	18	16

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Dollars in thousands, except per share data)
(Unaudited)

(1)  Basis of Presentation and Summary of Significant Accounting Policies

The Company

FirstCity Financial Corporation (the “Company” or “FirstCity”) is a financial services company with offices throughout the United States, Mexico and Brazil, with a presence in France, Germany, Argentina and Chile. At March 31, 2007, the Company was engaged in one principal reportable segment - Portfolio Asset acquisition and resolution.  The portfolio asset acquisition and resolution business involves acquiring portfolios of loans, real estate and other assets or single assets and investment in similar assets (collectively referred to as “Portfolios” or “Portfolio Assets”) generally at a discount to their legal principal balance or appraised value, and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries, and the origination of loans secured by similar assets.

Basis of Presentation

The unaudited consolidated financial statements of FirstCity reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at March 31, 2007, its results of operations for the three month periods ended March 31, 2007 and 2006 and cash flows for the three month periods ended March 31, 2007 and 2006.  Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K.  Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with current consolidated financial statement presentation.

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

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with current consolidated financial statement presentation.  In all reporting prior to December 31, 2006, FirstCity reported loans receivable advances and loans receivable payments in cash flows from operating activities on the Consolidated Statements of Cash Flows.  Beginning in the fourth quarter of 2006, the Company reports these items in cash flows from investing activities.  Prior period amounts reported on the Consolidated Statements of Cash Flows have been adjusted to conform to this treatment which is required under GAAP.  The total amount thus reclassified was $263 for the three months ended March 31, 2006.  Management believes that the changes in the Consolidated Statements of Cash Flows for the three month period ended March 31, 2006 are immaterial relative to the financial statements taken as a whole.  These reclassifications have the following impact on the financial statements:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Three Months Ended
March 31,
2006

Statement of Cash Flows:
Cash flows from operating activities (as reported)	$(3,318)
Impact of reclassification on net loans receivable advances and payments	(263)
Cash flows from operating activities (as corrected)	$(3,581)

Cash flows from investing activities (as reported)	$(5,620)
Impact of reclassification on net loans receivable advances and payments	263
Cash flows from investing activities (as corrected)	$(5,357)

(2)  New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”) SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008.  The Company is currently evaluating the impact SFAS 159 will have on its financial statements.

In September 2006, SFAS No. 157, Fair Value Measurements (“SFAS 157”), was issued.  SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  SFAS 157 is effective for the Company on January 1, 2008.  The Company is currently evaluating the impact SFAS 157 will have on its financial statements.

(3)  Discontinued Operations

Discontinued operations are comprised of two components previously reported as the Company’s residential and commercial mortgage banking business (“Mortgage”) and the consumer lending business conducted through the Company’s minority interest investment in Drive (“Consumer”).  There was no income or loss from discontinued operations in the first three months of 2007, and ($75) in the first three months of 2006.

Mortgage

At March 31, 2007, the only asset remaining from discontinued operations is from mortgage operations, and represents an investment security resulting from the retention of a residual interest in a securitization transaction. This security is in “run-off,” and the Company is contractually obligated to service these assets.  The cash flows are collected over a period of time and are valued using prepayment assumptions of 32% for fixed rate loans and 33% for variable rate loans. Overall loss rates are estimated at 14% of collateral.  The Company recorded provisions (recoveries) of $(11) and $66 in the first three months of 2007 and 2006, respectively, for losses from discontinued mortgage operations.  Discontinued mortgage assets of $114 at March 31, 2007 are included in other assets.

Consumer

Liabilities from discontinued consumer operations of $115 consisted of state taxes payable at March 31, 2007, and are included in other liabilities.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

(4)  Portfolio Assets

Portfolio Assets are summarized as follows:

	March 31,	December 31,
	2007	2006
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$5,459	$6,163
Performing Portfolio Assets	3,959	5,166
Loans Acquired After 2004
Loans acquired with credit deterioration	108,101	84,550
Loans acquired with no credit deterioration	4,386	6,473
Outstanding balance	121,905	102,352
Allowance for loan losses	(567)	(333)
Carrying amount of loans, net of allowance	121,338	102,019

Real Estate Portfolios	4,351	4,574
Other	2,061	2,103
Portfolio Assets, net	$127,750	$108,696

Income from Portfolio Assets is summarized as follows:

	Three Months Ended
	March 31,
	2007	2006
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$742	$966
Performing Portfolio Assets	349	453
Loans Acquired After 2004
Loans acquired with credit deterioration	3,066	311
Loans acquired with no credit deterioration	492	95
Real Estate Portfolios	328	174
Other	58	59
Income from Portfolio Assets	$5,035	$2,058

Portfolio Assets are pledged to secure notes payable that are non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.  See Note 2 to the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 24, 2007 for a description of the Revolving Credit agreement between FH Partners, L.P. and Bank of Scotland, which is guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.

The Company recorded a provision for loan and impairment losses on Portfolio Assets of approximately $326 for the three month period ended March 31, 2007, which is comprised of a $92 impairment charge on real estate portfolios and a $234 allowance for loan losses, net of recoveries.  For the three month period ended March 31, 2006, the Company recorded a provision for loan and impairment losses on Portfolio Assets of $109, which is comprised of a $2 impairment charge on real estate portfolios and a $107 allowance for loan losses.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

The changes in the allowance for loan losses are as follows:

	Three Months Ended
	March 31,
	2007	2006
Beginning Balance	$(333)	$(163)
Provisions	(234)	(107)
Charge Offs	—	15
Ending Balance	$(567)	$(255)

Changes in accretable yield for loans acquired with credit deterioration are as follows:

	Three Months Ended
	March 31,
	2007	2006
Beginning Balance	$32,339	$3,765
Additions	1,269	1,354
Accretion	(2,714)	(310)
Reclassification from (to) nonaccretable difference	5,165	—
Disposals	(352)	(1)
Translation adjustments	(37)	—
Ending Balance	$35,670	$4,808

Loans acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Three Months Ended
	March 31,
	2007	2006
Face value at acquisition	$34,897	$11,019
Cash flows expected to be collected at acquisition	30,122	8,855
Basis in acquired loans at acquisition	28,853	7,501

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

(5)  Loans Receivable

Loans receivable are summarized as follows:

	March 31,	December 31,
	2007	2006
Loans receivable from Acquisition Partnerships held for investment:
Latin America	$980	$1,182
Europe	3,896	3,573
	4,876	4,755
Loans receivable - SBA:
Held for sale	11,484	—
Held for investment	16,538	—
	28,022	—
Loans receivable - other:
Canada	2,339	2,254
Domestic	25,617	21,737
	27,956	23,991
	$60,854	$28,746

Loans receivable from Acquisition Partnerships are secured by the assets/loans acquired by the partnerships with purchase money loans provided by affiliates of the investors to the partnerships to purchase the asset pools held in those entities. They are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment are necessary.

Loans receivable - Small Business Administration (“SBA”) held for sale are reflected at the lower of aggregate cost or market value.  The Company generally sells the guaranteed portion of each loan to a third party and retains the servicing rights. The premium received on the sale of the guaranteed portion of SBA loans and the present value of future cash flows of the servicing asset are recognized in income. The non-guaranteed portion is generally held in the portfolio.

Loans receivable - SBA held for investment are stated at the unpaid principal balance, net of unearned discounts. Interest is credited to operations primarily based upon the principal amount outstanding. When management believes there is sufficient doubt as to the ultimate collectibility of interest on any loan, interest accruals are discontinued and all past due interest, previously recognized as income, is reversed and charged against current period earnings. These loans are evaluated for impairment by management based upon performance of the loans and other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the impairment.  The adequacy of the allowance for loan losses is reviewed by management quarterly and as adjustments become necessary, they will be reflected in operations during the periods in which they become known.  Considerations in this evaluation include past and current loss experience, risks inherent in the current portfolio and evaluation of commercial and real estate collateral as well as current economic conditions.

Loans receivable - Other are secured by real estate. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each investment to determine that the cash flows were sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the investments will be sufficient to repay the loans and no allowances for impairment were necessary.

(6)  Equity Investments

The Company has investments in Acquisition Partnerships and their general partners and investments in servicing entities that are accounted for under the equity method.  The condensed combined financial position and results of operations of the Acquisition

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Partnerships (excluding servicing entities), which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized below:

Condensed Combined Balance Sheets

	March 31,	December 31,
	2007	2006
Assets	$410,885	$457,173
Liabilities	$86,514	$100,973
Net equity	324,371	356,200
	$410,885	$457,173

Equity investment in Acquisition Partnerships	$97,352	$105,852
Equity investment in servicing entities	10,639	6,505
	$107,991	$112,357

Condensed Combined Summary of Operations

	Three Months Ended
	March 31,
	2007	2006
Income from Portfolio Assets	$23,164	$19,014
Other income	548	1,155
Revenues	23,712	20,169
Interest expense	3,007	2,980
Average cost (annualized)	13.46%	4.47%
Service fees	4,721	3,209
Provision (recovery) for loan and impairment losses	6,561	(1,058)
Other operating costs	4,107	3,747
Foreign currency (gains) losses	265	(1,655)
Income taxes	290	125
Expenses	18,951	7,348
Net earnings	$4,761	$12,821

Equity in earnings of Acquisition Partnerships	$1,781	$3,691
Equity in earnings (loss) of servicing entities	45	(57)
	$1,826	$3,634

The assets and equity of the Acquisition Partnerships and equity investments in the Acquisition Partnerships are summarized by geographic region below. The WAMCO Partnerships represent limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.  MinnTex Investment Partners LP is considered to be a significant subsidiary of FirstCity.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

	March 31,	December 31,
	2007	2006
Assets:
Domestic:
WAMCO Partnerships	$108,441	$116,634
MinnTex Investment Partners LP	56	71
Other	5,384	4,206
Latin America	150,540	167,407
Europe	146,464	168,855
	$410,885	$457,173

Equity:
Domestic:
WAMCO Partnerships	$66,750	$69,579
MinnTex Investment Partners LP	48	62
Other	2,829	2,614
Latin America	119,674	126,402
Europe	135,070	157,543
	$324,371	$356,200
Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$32,980	$34,203
MinnTex Investment Partners LP	16	20
Other	1,724	1,671
Latin America	18,214	18,640
Europe	44,418	51,318
	$97,352	$105,852

Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings (loss) of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Domestic:
WAMCO Partnerships	$4,352	$7,377
MinnTex Investment Partners LP	145	566
Other	100	292
Latin America	9,736	5,663
Europe	9,379	6,271
	$23,712	$20,169

Net earnings (loss):
Domestic:
WAMCO Partnerships	$599	$4,023
MinnTex Investment Partners LP	126	510
Other	(146)	67
Latin America	(1,409)	3,927
Europe	5,591	4,294
	$4,761	$12,821
Equity in earnings (loss) of Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$269	$2,052
MinnTex Investment Partners LP	42	168
Other	(60)	49
Latin America	(10)	444
Europe	1,540	978
	$1,781	$3,691

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Combining statements of operations for the WAMCO Partnerships follow. WAMCO 31 and WAMCO 33 are considered to be significant subsidiaries of FirstCity.

Three Months Ended March 31, 2007

	WAMCO	WAMCO	Other
	31	33	Partnerships	Combined
Income from Portfolio Assets	$239	$1,107	$2,961	$4,307
Other income, net	8	7	30	45
Revenues	247	1,114	2,991	4,352
Interest and fees expense — other	(92)	(97)	(643)	(832)
Provision for loan and impairment losses	(149)	(47)	(1,283)	(1,479)
Service fees — affiliate	(29)	(93)	(434)	(556)
General, administrative and operating expenses	(67)	(92)	(727)	(886)
Expenses	(337)	(329)	(3,087)	(3,753)
Net earnings (loss)	$(90)	$785	$(96)	$599

Three Months Ended March 31, 2006

	WAMCO	WAMCO	Other
	31	33	Partnerships	Combined
Income from Portfolio Assets	$246	$910	$5,128	$6,284
Other income, net	3	—	1,090	1,093
Revenues	249	910	6,218	7,377
Interest and fees expense — affiliate	—	—	(170)	(170)
Interest and fees expense — other	(217)	(316)	—	(533)
Provision for loan and impairment losses	—	(182)	(481)	(663)
Service fees — affiliate	(44)	(85)	(662)	(791)
General, administrative and operating expenses	(34)	(136)	(1,027)	(1,197)
Expenses	(295)	(719)	(2,340)	(3,354)
Net earnings (loss)	$(46)	$191	$3,878	$4,023

Statements of operations for MinnTex Investment Partners LP for the three month periods ended March 31, 2007and 2006 follow:

	Three Months Ended
	March 31,
	2007	2006
Income from Portfolio Assets	$145	$564
Other income	—	2
Revenues	145	566
Service fees — affiliate	(15)	(49)
General, administrative and operating expenses	(4)	(7)
Expenses	(19)	(56)
Net earnings	$126	$510

FirstCity holds variable interests in certain Acquisition Partnerships, which would be characterized as variable interest entities (“VIE”), as defined in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). However, FirstCity is not deemed to be the primary beneficiary of any of these entities based on the criteria set forth in FIN 46R. At March 31, 2007, FirstCity’s maximum exposure to loss as a result of its involvement with the VIEs is $51.7 million.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

At March 31, 2007, the Company had $40.4 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt.

Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was $213 for the three months ended March 31, 2007 and ($660) for the same period in 2006.

(7)  Loan Servicing Assets – SBA

On January 1, 2007, FirstCity adopted SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which requires servicing rights be initially measured at fair value at the date of sale. Subsequent to the sale, companies are permitted to measure the carrying value of the servicing assets using either the amortization or fair value measurement method. The Company elected to measure the servicing assets, subsequent to the date of sale, by using the amortization method which amortizes servicing assets in proportion to and over the period of estimated net servicing income and assesses servicing assets for impairment based on fair value at each reporting date.  The adoption of SFAS 156 by the Company on January 1, 2007 did not have a significant impact on the Company’s consolidated financial position or earnings.

In February 2007, the Company, through its subsidiary American Business Lending, Inc. (“ABL”), acquired a portfolio of SBA loans for $36.8 million.  Included in the purchase price were the rights to service additional loans with an unpaid balance of $33.8 million.  The Company recorded a servicing asset of $758 relating to these servicing rights. The remaining servicing rights capitalized were recorded as a result of loans sold during the quarter.

Servicing rights are recognized as assets when the SBA loans are sold and the rights to service those loans are retained. The Company recorded net servicing assets of $815 during the first quarter of 2007 which included amortization of $15 and impairment of $39. ABL retains servicing responsibilities and receives servicing fees of approximately 1%.

Changes in the Company’s amortized servicing rights are as follows:

	Three Months Ended
	March 31,
	2007	2006
Beginning Balance	$—	$—
Servicing Assets capitalized	869	—
Servicing Assets amortized	(15)	—
Ending Balance	$854	$—

Reserve for impairment of servicing assets:
Beginning Balance	$—	$—
Impairments	(39)	—
Recoveries	—	—
Charge Offs	—	—
Ending Balance	$(39)	$—

Ending Balance (net of reserve)	$815	$—

Fair value of amortized servicing assets:
Beginning of quarter	$—	$—
End of quarter	815	—

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data) – (continued)

The Company relies primarily on a discounted cash flow model to estimate the fair value of its servicing rights.  This model calculates estimated fair value of the servicing assets using predominant risk characteristics of servicing assets such as discount rate, prepayment speed, weighted average life of the loans sold and the interest rate.  The estimated fair value of servicing assets was determined using a discount rate of 11.19%, prepayment speed of 15%, a weighted average life of 144 months, and an average interest rate of 10.06%.  In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized.

(8)  Segment Reporting

The Company is engaged in one reportable segment - Portfolio Asset acquisition and resolution.  The following is a summary of results of operations for the Portfolio Asset acquisition and resolution segment and reconciliation to earnings from continuing operations for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$2,605	$2,647
Income from Portfolio Assets	5,035	2,058
Gain on sale of SBA loans held for sale, net	281	—
Interest income from SBA loans	308	—
Interest income from affiliates	126	430
Interest income from loans receivable - other	907	—
Other	330	411
Total	9,592	5,546
Expenses:
Interest and fees on notes payable	4,251	1,708
Salaries and benefits	3,114	2,933
Provision for loan and impairment losses	326	109
Occupancy, data processing, communication and other	1,902	997
Minority interest	(108)	11
Total	9,485	5,758
Equity in earnings of investments	1,826	3,634
Operating contribution before direct taxes	$1,933	$3,422
Operating contribution, net of direct taxes	$1,870	$3,328

Corporate Overhead:
Salaries and benefits, occupancy, professional and other income and expenses, net	2,785	1,231
Earnings (loss) from continuing operations	$(915)	$2,097

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data) – (continued)

Revenues and equity in earnings of investments from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended March 31,
	2007	2006
Domestic	$6,967	$5,354
Latin America	2,532	2,653
Europe	1,830	1,173
Other	89	—
Total	$11,418	$9,180

Total assets for the Portfolio Asset acquisition and resolution segment and a reconciliation to total assets are as follows:

	March 31,	December 31,
	2007	2006

Cash	$17,211	$18,472
Portfolio acquisition and resolution assets:
Domestic	210,441	158,147
Latin America	31,368	28,883
Europe	54,638	61,062
Other	2,357	2,272
Deferred tax asset, net	20,101	20,101
Other non-earning assets, net	15,409	8,726
Total assets	$351,525	$297,663

(9)  Earnings (loss) per Common Share

Basic net earnings (loss) per common share calculations are based upon the weighted average number of common shares outstanding. Potentially dilutive common share equivalents include warrants and employee stock options in the diluted earnings (loss) per common share calculations.  Basic and diluted earnings (loss) from continuing operations per share were determined as follows:

	Three Months Ended March 31,
	2007	2006

Earnings (loss) from continuing operations	$(915)	$2,097
Weighted average outstanding shares of common stock	10,788	11,307
Dilutive effect of:
Warrants	334	342
Employee stock options	309	309
Weighted average outstanding shares of common stock and common stock equivalents	11,431	11,958
Earnings (loss) from continuing operations per share:
Basic	$(0.08)	$0.19
Diluted	$(0.08)	$0.18

(10)  Stock-Based Compensation

The impact on the results of operations of recording stock-based compensation for the three month periods ended March 31, 2007 and 2006 was as follows:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data) – (continued)

	Three Months Ended March 31,
	2007	2006
Amount of compensation cost recognized in income	$180	$145
Tax benefit recognized in income	$—	$—
Amount capitalized as part of an asset	$—	$—

A summary of stock option activity as of March 31, 2007 and changes during the period then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	779,100	$7.10
Granted	—	—
Exercised	(2,500)	7.25
Expired	(37,950)	27.25
Forfeited	—	—
Outstanding at March 31, 2007	738,650	$6.06	6.06	$3,913
Exercisable at March 31, 2007	558,163	$5.08	5.48	$3,511

The total intrinsic value of stock options exercised during the three month periods ended March 31, 2007 and 2006 was $9 and zero, respectively.  As of March 31, 2007, there was approximately $.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted average period of 1.9 years.

A summary of the status and changes of FirstCity’s nonvested shares as of March 31, 2007, and changes during the three months ended March 31, 2007 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2007	196,737	$6.67
Granted	—	—
Vested	(16,250)	$4.24
Forfeited	—	—
Nonvested at March 31, 2007	180,487	$6.89

(11)  Income Taxes

Effective January 1, 2007, FirstCity adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively. At the time of adoption and as of March 31, 2007, the Company’s unrecognized tax benefits are not considered material. In addition, interest or penalties related to income tax reporting recorded in the consolidated income statements or balance sheets are not material. The Internal Revenue Service is currently in process of

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data) – (continued)

examining FirstCity’s federal income tax return for 2004.  In addition, FirstCity currently files tax returns in approximately 35 states and is currently being examined in four states for the year 2004.  Tax year 1992 and subsequent years are open to federal examination, and tax year 2002 and subsequent years are open to state examination.

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

On September 21, 2004, FirstCity, Consumer Corp., Funding LP and Funding GP entered into the a Securities Purchase Agreement to sell a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA-GP, IFA-LP and MG-

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data) – (continued)

LP (the “2004 Securities Purchase Agreement”). In the 2004 Securities Purchase Agreement, FirstCity, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) their power and authority to enter into the 2004 Securities Purchase Agreement and the transactions contemplated therein, (iii) the ownership of the limited partnership interests in Drive by Funding LP, (iv) the ownership of membership interests in Drive-GP by Consumer Corp., and (iv) the capital structure of Funding LP. FirstCity, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS (USA), IFA-GP, IFA-LP and MG-LP from damages resulting from a breach of any representation or warranty contained in the 2004 Securities Purchase Agreement or otherwise made by FirstCity, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligations under the 2004 Securities Purchase Agreement survive for a maximum period of five (5) years from November 1, 2004. Neither FirstCity, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2004 Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold. Management of the Company believes that FirstCity will not have to pay any amounts relating to these representations and warranties.

On August 8, 2006, an Interest Purchase and Sale Agreement was entered into by and among Bidmex Holding, LLC (“Buyer”), as buyer, and SMIP and CFSI (collectively, the “Sellers”), as seller, and eleven of the LLCs and the AIG entities as additional parties.  In the Interest Purchase and Sale Agreement, the Sellers and the LLCs made various representations and warranties concerning (i) the existence and ownership of the LLCs and the related Mexican SRLs, (ii) the assets and liabilities of the LLCs, (iii) taxes related to periods prior to August 8, 2006, and (iv) the operations of the LLCs and SRLs.  The Sellers agreed to indemnify the Buyer and AIG Entities from damages resulting from a breach of any representation or warranty contained in the Interest Purchase and Sale Agreement on a several and not joint basis according to their respective ownership percentages in each LLC as to any matter related to a particular LLC, or on the basis of 80% to CFSI and 20% to SMIP as to any matter that could not be identified to a particular LLC.  The indemnity obligation under the Interest Purchase and Sale Agreement survives for a period of the statute of limitations for matters related to taxes, existence and authority, capitalization and good standing of the LLCs and SRLs and for a period of two years from August 8, 2006, the closing date with respect to all other representations and warranties.  The Sellers are not required to make any payments as a result of the indemnity provisions of the Interest Purchase and Sale Agreement until the aggregate amount payable under that agreement and the Asset Purchase Agreement exceeds $.25 million; however, claims related to taxes and fraud are not subject to this $.25 million threshold.  The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Interest Purchase and Sale Agreement and the Asset Purchase Agreement to the Aggregate Purchase Price (without duplication of amounts recovered pursuant to the terms of the Asset Purchase Agreement).  FirstCity does not believe that the potential liability would have a material adverse effect on the consolidated financial position, results of operations or liquidity of FirstCity, its subsidiaries, its affiliates or the Acquisition Partnerships.

Also on August 8, 2006, Bidmex Holding, LLC entered into an Agreement for the Onerous Transfer of Loans and Litigious Rights (the “Asset Purchase Agreement”) between and among Residencial Oeste, S. de R.L. de C.V., as seller (the “Asset Seller”), an affiliate of CFSI and SMIP, Residencial Oeste 2, S. de R.L. de C.V., as purchaser (the “Asset Purchaser”), and CFSI, SMIP, and Bidmex Acquisition, LLC, the parent of the Asset Purchaser, as additional parties.  The Asset Purchase Agreement provides for the sale of the loan portfolio owned by the Seller to the Purchaser for a purchase price of $10.1 million on the closing date, which purchase price is part of the Aggregate Purchase Price.  In the Asset Purchase Agreement, the Asset Seller and the Sellers made various representations and warranties concerning (i) the existence and ownership of the Seller, (ii) the ownership of the loan portfolio, (iii) taxes related to periods arising prior to the closing date, and (iv) the existence of the loans comprising the loan portfolio and other matters related to the loan portfolio.  The Asset Seller agreed to indemnify the Asset Purchaser from damages resulting from a breach of any representation or warranty.  The indemnity obligation under the Asset Purchase Agreement survives for a period of the statute of limitations for matters related to existence and ownership of the Seller, ownership of the loans, and taxes for periods prior to August 8, 2006, and for a period of two years from August 8, 2006, with respect to all other representations and warranties.  The Seller is not required to make any payments as a result of the indemnity provisions of the Asset Purchase Agreement until the aggregate amount payable under that Agreement exceeds $25; however, claims related to taxes and fraud are not subject to this $25 threshold.  The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Asset Purchase Agreement to the Aggregate Purchase Price. FirstCity does not believe that the potential liability would have a material adverse effect on the consolidated financial position, results of operations or liquidity of FirstCity, its subsidiaries, its affiliates or the Acquisition Partnerships.

In connection with the Interest Purchase and Sale Agreement, Recuperación de Carteras Mexicanas, S. de R.L. de C.V., as optionor (“RCM”), an affiliate of SMIP and CFSI, granted a put option dated August 8, 2006 to Bidmex Holding, LLC, as optionee, pursuant to the terms of a Put Option Agreement by and among RCM, Bidmex Holding, LLC, and Bidmex 6, LLC, the parent entity

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data) – (continued)

of RCM and SMIP.  RCM granted a put option to Bidmex Holding, LLC related to the purchase of any loan of Solución de Activos Residenciales, S. de R.L. de C.V. or Solución de Activos Comerciales, S. de R.L. de C.V., each a Mexican SRL, if any borrowing on a loan made by those entities has filed or files a challenge in a legal proceeding related to any such loan based on, in addition to any other defense claims, a claim on grounds related to the Mexican Supreme Court Ruling that has put into issue the actions required for transfer of loans by Mexican financial institutions after August 2003, provided that any such challenge is asserted on or before the earlier of (i) the reversal of the Supreme Court Ruling, or (ii) February 1, 2008.  The purchase price for any loan under the put option is to be the allocated purchase price set by the parties for the loan, plus certain expenses related to the transfer and collection of the loan, plus any taxes paid or payable with respect to the cash flow from each loan, reduced by any cash flow received by Bidmex Holding, LLC with respect to the loan.

FirstCity has minority interests in various limited-life partnerships with a carrying value of $.6 million at March 31, 2007. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at March 31, 2007 is $2.3 million.

Financial Security Assurance Inc. (“FSA”), in its capacity as certificate insurer under the Pooling and Servicing Agreement, relating to the FirstCity Capital Home Equity Loan Trust 1998-2 (the “Trust”), dated as of November 1, 1998 by and among FC Capital Corp., in its capacities as seller and master servicer, and The Bank of New York, in its capacity as trustee, made demand on FC Capital Corp. to repurchase certain loans that were subject to repurchase due to fraud of third parties in connection with the origination of the loans. FC Capital Corp. agreed to provide a letter of credit in the amount of the repurchase price for the loans in lieu of being required to purchase the loans from the Trust.  FirstCity has obtained and delivered to FSA, for the benefit of FC Capital Corp., an irrevocable letter of credit in the amount of $510 from the Bank of Scotland.  Pursuant to the agreement with FSA, FC Capital Corp. will have the option to purchase the loans for $510 prior to a call under the letter of credit.

On September 22, 2006, FirstCity NPL S.A., a Chilean affiliate of FirstCity Chile Ltda and FirstCity, entered into a revolving line of credit with a maximum loan amount in Chilean pesos equivalent to $10.0 million U.S. Dollars with CORPBANCA Sociedad Anónima Bancaria (“CB”) to finance the purchase of delinquent and due accounts.  The revolving line of credit was structured by Corpbanca Asesorías Financieras S.A. (“CAF”).  Pursuant to the terms of the credit facility, FirstCity NPL S.A. was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At March 31, 2007, FirstCity had a letter of credit in the amount of $5.9 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $5.9 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a revolving line of credit with a maximum loan amount in Mexican pesos equivalent to $13.4 million U.S. Dollars with Banco Santander, S.A. The proceeds were used to pay down the acquisition facility with the Bank of Scotland.  Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At March 31, 2007, FirstCity had a letter of credit in the amount of $14.1 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $14.1 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

ABL, a subsidiary of FirstCity, has a $40 million revolving loan facility with Wells Fargo Foothill, Inc. (“WFF”), as amended in February 2007, for the purpose of financing and acquiring SBA loans. The obligations under this facility are secured by substantially all of the assets of ABL. In connection with this facility, FirstCity provided WFF with an unconditional guaranty of the obligations under the loan facility on behalf of ABL up to a maximum of $5 million.  This guaranty will remain in effect for the life of the loan facility.

(13)  Related Party Transactions

In February 2007, the Company, through its subsidiary ABL, acquired a portfolio of SBA loans from Prosperity Bank for $36.8 million.  FirstCity Directors, Robert E. Garrison II and D. Michael Hunter also serve as Directors of Prosperity Bank.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in Thousands, except per share data) – (continued)

During the second quarter 2007, FirstCity entered into a special situations platform that will buy or finance distressed debt and companies, originate junior and senior bridge loans, and execute lower middle market buyouts through its eighty percent investment in FirstCity Denver Investment Corp.   The other 20% interest in FirstCity Denver Investment Corp. is owned by Crestone Capital LLC, a Colorado limited liability company owned by Richard W. Horrigan and Stephen C. Schmeltekopf.  Richard W. Horrigan, President of FirstCity Denver Investment Corp., and Stephen C. Schmeltekopf, Senior Vice President of FirstCity Denver Investment Corp., are employees of FirstCity Denver Investment Corp. and have employment contracts with FirstCity Denver Investment Corp.  Stephen Schmeltekopf is the brother of Andrew Schmeltekopf, Senior Vice President of FirstCity Servicing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

FirstCity is a financial services company engaged in one principal reportable segment—Portfolio Asset acquisition and resolution.  The Portfolio Asset acquisition and resolution business involves acquiring portfolios of loans, real estate and other assets or single assets and investment in similar assets (collectively referred to as “Portfolios” or “Portfolio Assets”) generally at a discount to their legal principal balance or appraised value, and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries, and the origination of loans secured by similar assets.

During the first quarter of 2007, the Company recorded a net loss to common stockholders on a diluted basis of $915,000 or $.08 per common share. The operating contribution from the Portfolio Asset acquisition and resolution segment was $1.9 million compared with $3.3 million for the same period in 2006.  Corporate overhead increased to $2.8 million during the first quarter of 2007 compared to $1.2 million during the same period in 2006, primarily due to fees related to an independent investigation authorized by the audit committee, which is discussed in more detail in following paragraphs.  See Results of Operations for a more detailed review of the first quarter 2007 compared to the first quarter 2006.

In February 2007, the Company, through its subsidiary, American Business Lending, Inc. (“ABL”), acquired its first portfolio of Small Business Administration (“SBA”) loans for $36.8 million.  Included in the purchase price were the rights to service additional loans with an unpaid balance of $33.8 million.  The Company recorded a servicing asset of $758,000 relating to these servicing rights.  Also in February 2007, the Company was able to secure an increase in its working capital line of credit with Wells Fargo Foothill, LLC, up to a maximum of $40 million.  The original line of credit was $25 million, and is used to finance SBA loans acquired or originated through ABL.

 The Company invested $69.5 million in portfolio acquisitions during the quarter (including $36.8 million in SBA loans).  FirstCity also invested $4.0 million in a Chilean servicing entity as well as $3.8 million in the form of advances on loans receivable.  As a result, earning assets (equity investments, inventory, loans receivable, and interest receivable) increased to $298.8 million.  The acquisitions for the quarter contributed to a $48.4 million net increase in the primary earning assets base of the Company.  FirstCity is currently evaluating 25 different transactions representing over $1.5 billion in face value of assets.

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

Results of Independent Investigation

As previously announced, the Audit Committee of the Board of Directors conducted an independent investigation to review (i) whether FirstCity and its subsidiaries received inadequate compensation or other improprieties occurred, with respect to the sale of a loan portfolio to a third party, and (ii) FirstCity’s compliance with laws applicable to its foreign operations as a result of allegations against an officer of an affiliate of FirstCity regarding matters that occurred prior to the individual’s becoming an officer of that affiliate.  The Audit Committee engaged an outside law firm to act as independent counsel and conduct the investigation.  Independent counsel worked with external forensic accountants to conduct its review.  In connection with this investigation, the Company incurred approximately $1.2 million in legal and accounting fees during the first quarter 2007 and an additional $.8 million is reflected in the second quarter of 2007.

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

The Independent Investigation concluded that it was unable to complete its review of the issues relating to allegations against the officer of an affiliate of FirstCity due to its inability to access certain documentation outside FirstCity’s custody and control.  FirstCity has reviewed these issues, performed on-site procedures at the affiliate location and has determined that no adjustment to FirstCity’s financial statements is required in connection with this issue.

The Independent Investigation recommended improvements designed to provide additional assurances for accurate financial reporting, particularly with respect to FirstCity’s Latin American operations, and to improve FirstCity’s internal control structure. The Independent Investigation also recommended changes in FirstCity’s approach to foreign business relationships.  In addition, the Independent Investigation made a number of recommendations aimed at improving FirstCity’s compliance practices and procedures.  FirstCity has already begun taking steps to implement the foregoing recommendations.

FirstCity has not identified any material adjustment to its financial statements that is required in connection with the results of the Independent Investigation.

Components of the results for the three month periods ended March 31, 2007 and 2006, respectively, are detailed below (dollars in thousands except per share data):

	Three Months Ended
	March 31,
	2007	2006
Portfolio Asset Acquisition and Resolution	$1,870	$3,328
Corporate overhead	(2,785)	(1,231)
Earnings (loss) from continuing operations	(915)	2,097
Loss from discontinued operations	—	(75)
Net earnings (loss) to common stockholders	$(915)	$2,022
Diluted earnings (loss) per common share	$(0.08)	$0.17

Results of Operations

The following discussion and analysis is based on the segment reporting information presented in note 8 of the Consolidated Financial Statements of the Company and should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

First Quarter 2007 Compared to First Quarter 2006

The Company reported net losses of $.9 million in the first quarter of 2007 compared to net earnings of $2.0 million in the first quarter of 2006. On a per share basis, diluted net loss to common stockholders were $.08 in the first quarter of 2007 compared to $.17 diluted net earnings in the first quarter of 2006.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset acquisition and resolution segment was $1.9 million in the first quarter of 2007 compared to $3.3 million in the first quarter of 2006. FirstCity invested $69.5 million in Portfolio and SBA acquisitions during the first quarter of 2007, of which $3.8 million, $28.9 million and $36.8 million were acquired through Acquisitions Partnerships, wholly-owned Portfolios and SBA loans acquired by ABL, respectively, compared to $23.3 million in the first quarter of 2006, which was comprised of $17.5 million through Acquisition Partnerships and $5.8 million through wholly-owned Portfolios.  The quarter-end investment in Portfolio Assets increased to $127.8 million at March 31, 2007, from $52.1 million at March 31, 2006, as a result of acquisitions of approximately $105.5 million since the first quarter of 2006. In addition to the portfolio acquisitions during the first quarter of 2007, FirstCity invested $4.0 million in a servicing entity as well as $3.8 million in the form of advances on loans receivable.

Servicing fee revenues.  Servicing fee revenues remained constant at $2.6 million in the first quarter of 2007 compared to $2.6 million in the first quarter of 2006.

Income from Portfolio Assets.  Income from Portfolio Assets increased to $5.0 million in the first quarter of 2007 from $2.1 million in the first quarter of 2006 due to increased purchases of portfolio assets.  FirstCity’s average investment in wholly owned portfolio assets was $111.2 million and $48.4 million during the first quarters of 2007 and 2006, respectively.

Gain on sale of SBA loans held for sale.  The Company recorded gains on the sale of SBA loans of $281,000 during the first quarter of 2007.  The Company’s basis in SBA loans sold was $6,745,000.  Gains on SBA loan sales reflect the participation in the SBA’s guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 85 percent of the principal of a qualifying loan. The Company usually sells the guaranteed portion of the loan into the secondary market and retains the unguaranteed portion.

Interest income from SBA loans.  Interest income from SBA loans was $.3 million during the first quarter of 2007 as a result of the SBA portfolio acquisition in February 2007.

 Interest income from affiliates.  Interest income from affiliates decreased to $.1 million in the first quarter of 2007 from $.4 million in the first quarter of 2006 due to the conversion of loans to equity as part of the restructure of investments in Mexico during the third quarter 2006, which reduced the amount of loans outstanding and the corresponding income.

Interest income from loans receivable - other.   Interest income from loans receivable – other was $.9 million in the first quarter of 2007 and relates to loans originated in the latter half of 2006 which included loans to a Canadian real estate company, and two domestic real estate companies.

Other income. Other income decreased to $.3 million in the first quarter of 2007 from $.4 million in the first quarter of 2006.

Expenses.  Operating expenses were $9.5 million and $5.8 million in the first quarters of 2007 and 2006, respectively.  Below is a discussion of the major components.

Interest and fees on notes payable were $4.3 million and $1.7 million in the first quarters of 2007 and 2006, respectively. The average debt for the quarter increased to $204.5 million in the first quarter of 2007 from $88.6 million in the first quarter of 2006, and the average cost of borrowing increased to 8.3% in 2007 compared to 7.7% in 2006.

Salaries and benefits increased 6.1% to $3.1 million in the first quarter of 2007 from $2.9 million in the first quarter of 2006, primarily due to additional salaries related to ABL in 2007 of $234,000, as well as severance pay of $82,000 related to closing the Richmond office in 2007, partially offset by a reduction of $106,000 due to closing FirstCity Servicing of Minnesota in the second quarter of 2006. The total number of personnel within the Portfolio Asset acquisition and resolution segment were 174 and 177 at March 31, 2007 and 2006, respectively.

The provision for loan and impairment losses was $326,000 and $109,000 at March 31, 2007 and 2006, respectively.

Occupancy, data processing, communication and other expenses increased to $1.9 million for the first quarter of 2007 from $1.0 million in the first quarter of 2006 primarily due to increased servicing fees in Chile.  In addition, foreign exchange losses of $216,000 occurred during the first quarter of 2007 compared to $342,000 foreign exchange gains for the same period in 2006.

Minority interest was ($108,000) and $11,000 for the first quarters of 2007 and 2006, respectively.  The difference between the quarters is primarily as result of the Company’s 60% ownership in a Chilean acquisition partnership, which was acquired in the third quarter of 2006, and which is consolidated into the Company’s financial statements, thus increasing the minority interest by the 40% minority ownership.

Equity in earnings of investments.  Equity in earnings of investments decreased 49.8% to $1.8 million in the first quarter of 2007 compared to $3.6 million in the first quarter of 2006.  Equity earnings in Acquisition Partnerships decreased 51.7% to $1.8 million in the first quarter of 2007 from $3.7 million in the first quarter of 2006. Following is a discussion of equity earnings from Acquisition Partnerships by geographic region.

•             Domestic — Equity in earnings of domestic Acquisition Partnerships was $251,000 in the first quarter of 2007 compared to $2.3 million in the first quarter of 2006.  These partnerships reflected net earnings of $579,000 in the first quarter of 2007 compared to $4.6 million in 2006. During the first quarter of 2006, revenue of $1.08 million was generated from one partnership which liquidated its investments. In addition, collections on Portfolio Assets decreased to $17.2 million in the first quarter of 2007 from $23.3 million in 2006. This decrease was due in part to income from Portfolio Assets in 2006 being generated primarily from loans acquired prior to 2005, whereas income in 2007 was generated primarily from loans acquired after 2004.  Income from Portfolio Assets acquired after 2004 is less sensitive to collections than from Portfolio Assets acquired prior to 2005.  For Portfolios acquired after 2004, income is recognized ratably over the remaining life of the Portfolio based on an expected yield.  For nonperforming loans acquired prior to 2005, income is recognized to the extent that collections exceed a pro rata portion of allocated cost from the pool.  These partnerships also reflected provisions, net of recoveries, of $1.48 million in the first quarter of 2007 compared to $663,000 in the first quarter of 2006.

•             Latin America — Equity in earnings (loss) of Acquisition Partnerships located in Latin America was ($10,000) in the first quarter of 2007 compared to $444,000 in 2006, primarily due to provisions for loan losses recorded by certain Mexican partnerships. These partnerships reflected net losses of $1.4 million in the first quarter of 2007 compared to net earnings of $3.9 million in 2006. During the first quarter of 2007, the partnerships recorded provisions net of recoveries of allowance for loan losses of $4.3 million compared to $1.3 million net recoveries during the first quarter of 2006.  Provisions for the first quarter of 2007 are primarily due to certain portfolios in Mexico, where the overall projected cash collections increased, but the net present value decreased due to extending the anticipated period of collection. The partnerships recorded $265,000 of foreign exchange losses in the first quarter of 2007 compared to $1.7 million of foreign exchange gains in 2006 (of which $37,000 losses and $176,000 gains were included in equity earnings, respectively).

•             Europe — Equity in earnings of Acquisition Partnerships located in Europe increased to $1.54 million in the first quarter of 2007 compared to $.98 million in 2006 primarily due to increased earnings as a result of new investments in Europe.  These partnerships recorded $.76 million in provisions net of recoveries during the first quarter of 2007 compared to net recoveries of $.41 million during the same period in 2006. FirstCity recorded $242,000 in foreign currency transaction losses and $334,000 in foreign currency transaction gains (included in other expenses) relating to investments in Europe during the first quarter of 2007 and 2006, respectively.

Other Items Affecting Operations

The following items affect the Company’s overall results of operations and are not directly related to the Portfolio Asset acquisition and resolution business discussed above.

Corporate overhead.    Net corporate overhead expenses (excluding taxes) increased to $2.7 million in the first quarter of 2007 compared to $1.2 million in the first quarter of 2006 primarily due to $1.2 million in expenses incurred during the first quarter of 2007 relating to the investigation authorized by the audit committee.

Income taxes.  Provision for income taxes was $157,000 and $122,000 in the first quarters of 2007 and 2006, respectively, and related primarily to state income taxes during both periods. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the first quarters of either 2007 or 2006.

Discontinued Operations.  There were no additional losses from discontinued mortgage operations during the first quarter of 2007 compared to $75,000 in the first quarter of 2006. At March 31, 2007, the only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction.

Financial Condition

Major changes in FirstCity’s financial condition resulted from the following:

Consolidated assets of $351.5 million at March 31, 2007, were $53.9 million higher than that at December 31, 2006 primarily due to increases in Portfolio Assets and SBA loans. Portfolio Assets increased by $19.1 million as a result of acquisitions made during 2007.  SBA loans purchased for the period were $28.0 million.

Consolidated liabilities of $248.6 million as of March 31, 2007, were $54.8 million higher than that at December 31, 2006. Total notes payable increased by $49.3 million and reflected advances of $81.5 million primarily for portfolio acquisitions, net of repayments of $32.6 million.

Portfolio Asset Acquisition and Resolution

Aggregate acquisitions by the Company are as follows (in thousands):

	Purchase	FirstCity
	Price	Investment
First three months of 2007	$78,771	$69,455
Total 2006	296,990	144,048
Total 2005	146,581	71,405
Total 2004	174,139	59,762
Total 2003	129,192	22,944
Total 2002	171,769	16,717

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

•                  The maximum value for assets that can be included in the borrowing base from the acquisition of portfolio assets in certain countries are as follows: Mexico - $30 million, Brazil - $5 million, Chile - $10 million, and Argentina or Uruguay - $6 million;

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

FH Partners, L.P., an indirect wholly-owned affiliate of FirstCity, has a revolving loan facility with Bank of Scotland as most recently amended on June 29, 2007, that provides for a $50 million revolving Portfolio acquisition facility for FH Partners, L.P. to be secured by all of the assets of FH Partners, L.P.  The loan facility will be used to finance Portfolio and asset purchases.  The obligations of FH Partners, L.P. under the facility are guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.  The primary terms and key covenants of this facility are as follows:

•                  allows loans to be made for the acquisition of Portfolio Assets in the United States;

•                  provides that each loan may be in an amount of up to 70% of the net present value of the assets being acquired with the proceeds of the loan;

•                  provides that the aggregate outstanding balances of all loans will not exceed 65% of the net present value of the assets securing the loan facility;

•                  provides for an interest rate of LIBOR plus 2.0%;

•                  provides for an annual commitment fee of 0.20% of the average daily unused balance of the revolving acquisition facility;

•                  provides for a utilization fee of 0.75% of the amount of each loan made under the loan facility;

•                  provides for facility fees of $100,000, for the period commencing on the effective date and ending the day before the first anniversary thereof, $75,000, for the period commencing on the first anniversary of the effective date and ending the day before the second anniversary thereof, and $50,000, for each subsequent one-year period;

•                  provides that all other financial covenants will mirror the key covenants of the facility that FirstCity has with Bank of Scotland; and

•                  provides for a maturity date of November 12, 2008.

FirstCity has obtained consents from the Bank of Scotland to the delivery of its Form 10-Q for the period ending March 31, 2007, by not later than July 31, 2007. The extensions were granted under the terms of both FirstCity’s revolving credit facility and the revolving acquisition facility provided to FH Partners L.P., to allow FirstCity and FH Partners, L.P. to continue to utilize those loan facilities in the normal course of business.

ABL, a subsidiary of FirstCity, has a $40 million revolving loan facility with Wells Fargo Foothill, Inc. (“WFF”), as amended in February 2007, for the purpose of financing and acquiring SBA loans. The obligations under this facility are secured by substantially all of the assets of ABL.  At March 31, 2007, the balance of this facility was $29.1 million. The primary terms and key covenants of this revolving loan facility are as follows:

•                  allows advances in the maximum amount of $40 million (the “Maximum Credit Line”) to be made under the facility;

•                  provides for a borrowing base for originating loans by which (a) the sum of (1) up to one hundred percent (100%) of the net eligible SBA guaranteed loans originated by ABL, plus (2) up to eighty percent (80%) of the net eligible non-guaranteed loans originated by ABL, exceeds (b) the sum of (1) any reserves for obligations of ABL related to the bank products, plus (2) the aggregate amount, if any, of loan reserves then established and outstanding, plus (3) the aggregate amount of any other reserves established by WFF;

•                  provides for a borrowing base for acquiring loans by which (a) the sum of (1) up to one hundred percent (100%) of the net eligible SBA guaranteed performing loans acquired by ABL, (provided, that such percentage shall be reduced by five percent (5%) on November 1, 2007 and on the first day of each month thereafter), plus (2) up to eighty percent (80%) of the net eligible non-guaranteed performing loans acquired by ABL, exceeds (b) the sum of (1) any reserves with respect to acquired performing loans related to the bank products, plus (2) the aggregate amount, if any, of loan reserves then established and outstanding, plus (3) the aggregate amount of any other reserves established by WFF;

•                  provides for an interest rate of LIBOR plus 2.625% or, alternatively, the greater of (x) the Wells Fargo prime rate or (y) seven and one-half percent (7.50%) per annum;

•                  provides for an unused credit line fee in an amount equal to one-quarter of one percent (0.25%) per annum of the average daily difference during the month in question (or portion thereof) between the Maximum Credit Line and the aggregate outstanding principal amount of the advances outstanding under the facility for such month (or portion thereof);

•                  provides in the event of the termination of the facility by ABL for a prepayment fee of three percent (3.0%) of the Maximum Credit Line if paid prior to December 14, 2007, two percent (2.0%) of the Maximum Credit Line if paid during the period beginning December 15, 2007 and ending December 14, 2008, and one percent (1.0%) of the Maximum Credit Line if paid during the period beginning December 15, 2008 and ending December 13, 2009; and

•                  provides for a maturity date of December 14, 2009.

In connection with the February 2007 amendment, FirstCity provided Wells Fargo Foothill, Inc. with an unconditional guaranty of the obligations under the loan facility on behalf of ABL up to a maximum of $5 million.  This guaranty will remain in effect for the life of the loan facility.

At March 31, 2007, the Company had $40.4 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt.  Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was $213,000 for the three months ended March 31, 2007 and ($660,000) for the same period in 2006.

On September 22, 2006, FirstCity NPL S.A., a Chilean affiliate of FirstCity Chile Ltda and FirstCity, entered into a revolving line of credit with a maximum loan amount in Chilean pesos equivalent to $10.0 million U.S. Dollars with CORPBANCA Sociedad Anónima Bancaria (“CB”) to finance the purchase of delinquent and due accounts.  The revolving line of credit was structured by Corpbanca Asesorías Financieras S.A. (“CAF”).  Pursuant to the terms of the credit facility, FirstCity NPL S.A. was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At March 31, 2007, FirstCity had a letter of credit in the amount of $5.9 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $5.9 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a revolving line of credit with a maximum loan amount in Mexican pesos equivalent to $13.4 million U.S. Dollars with Banco Santander, S.A. The proceeds were used to pay down the acquisition facility with the Bank of Scotland.  Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At March 31, 2007, FirstCity had a letter of credit in the amount of $14.1 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $14.1 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

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

Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Company and its subsidiaries currently have credit facilities providing for borrowings in an aggregate principal amount of $296 million, and outstanding borrowings of $237 million as of March 31, 2007.

Management believes that the existing loan facilities, the related fees generated from the servicing of assets, equity distributions from existing Acquisition Partnerships and wholly-owned portfolios, sales of interests in equity investments, and origination and sales of guaranteed portions of  SBA 7(a) loans, will allow the Company to meet its obligations as they come due during the next twelve months.

The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of June 30, 2007, and the outstanding borrowings under such facilities as of March 31, 2007.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	June 30,	March 31,
	2007	2007	Interest Rate	Other Terms and Conditions
	(Dollars in millions)

Bank of Scotland $175 million portfolio acquisition and working capital facility (1)	$175	$136	LIBOR + 2.0% - 2.50%	Secured by equity interests and other assets of FirstCity, matures November 2010

Bank of Scotland $50 million portfolio acquisition - revolving credit	50	50	LIBOR + 2.0%	Secured by assets of FH Partners, L.P. and guaranteed by the Company, matures November 2008

American Bank term loan for portfolio acquisition by FC Washington	2	2	Fixed 5.625%	Secured by assets of FC Washington and guaranteed by the Company, matures 2008

Participation payable	1	1	33.45% imputed rate	Participation agreement on 33% of net cash flows received on one portfolio

CorpBanca revolving line of credit for Chilean portfolio acquisition	10	6	Rate based on monthly Chilean index rate plus .0625% per month	Secured by Bank of Scotland letter of credit. Renewable every 30 days.

Banco Santander line of credit facility	13	13	Rate based on 28 day Mexican index rate plus 1.5%	Secured by Bank of Scotland letter of credit, matures November 2008

Wells Fargo Foothill, Inc. $40 million revolving loan facility	40	29	LIBOR + 2.625% or greater of Wells Fargo prime or 7.5%	Secured by assets of American Business Lending, Inc., matures December 2009.

The First National Bank of Central Texas term loan for portfolio acquisition by MPortfolio Corporation	5	—	LIBOR + 1.75%	Secured by assets of MPortfolio Corporation, matures June 2010.

Total	$296	$237

(1)          The Bank of Scotland facility allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $50 million.  At March 31, 2007, the Company had approximately $40.4 million outstanding under the Euro-denominated portion of this facility.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company’s strategic objectives and future performance, which are not historical facts, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, the performance of the Company’s subsidiaries and affiliates; the availability of Portfolio Assets; assumptions underlying Portfolio asset performance; risks associated with foreign operations; currency exchange rate fluctuations; risks associated with start up of new businesses and entry into new foreign markets; interest rate risk; the degree to which the Company is leveraged; the Company’s continued need for financing; availability of the Company’s credit facilities; ability to obtain additional financing from the Bank of Scotland or any other lender; the impact of certain covenants in loan agreements of the Company and its subsidiaries; risks of declining value of loans, collateral or assets; the ability of the Company to utilize NOLs; uncertainties of any litigation that might arise from discontinued operations; general economic conditions; foreign social and economic conditions; changes (legislative and otherwise) in the asset securitization industry; fluctuations in residential and commercial real estate values; capital market conditions, including the markets for asset-backed securities; factors more fully discussed and identified in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2006, filed with the Securities and Exchange Commission on July 24, 2007 (including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as in other Securities and Exchange Commission filings of the Company. Many of these factors are beyond the Company’s control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

SBA loans receivable were $28.0 million at March 31, 2007 of which $11.5 million were related to the guaranteed portion of these loans.  The guaranteed portion is backed by the full faith and credit of the US Small Business Administration, and is generally sold into the secondary market.  Virtually all of the SBA loans have variable interest rates.  Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate change in interest rates would have a minimal effect on interest income from SBA loans for the first quarter of 2007. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

FirstCity had $237.1 million in debt outstanding at March 31, 2007. The Company is exposed to interest rate risk primarily through its variable rate debt, which totaled $234.9 million or 99% of the Company’s total debt. A 50 basis point change in interest rates would increase or decrease FirstCity’s interest expense by approximately $1.2 million annually.

Foreign Currency Risk

The Company currently has loans and equity investments in Europe, Latin America (i.e. Mexico, Argentina, Dominican Republic and Chile) and Canada.

In Europe and in Mexico, the Company’s investments are primarily in the form of equity and represent a significant portion of the Company’s total equity investments. As previously discussed, the revolving acquisition facility with Bank of Scotland for $175 million allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $50 million U.S. dollars. At March 31, 2007, the Company had $40.4 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe.  In November 2006 the Company acquired a line of credit facility with Banco Santander, S.A. that allows loans to be made in Mexican pesos up to a maximum that is equivalent to $13.4 million U.S. dollars. At March 31, 2007, the Company had $13.4 million in Mexican peso-denominated debt.  Management of the Company feels that these loan agreements will help reduce the risk of adverse effects of currency changes on these investments.

A sharp change in the foreign currencies related to the investments in Europe, Latin America and Canada relative to the U.S. dollar could materially adversely affect the financial position and results of operations of the Company. A 5% and 10% incremental depreciation of these currencies would result in an estimated decline in the valuation of the Company’s foreign investments and are indicated in the following table. These amounts are estimates; consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company’s consolidated financial position or results of operations.

	One U.S. dollar		Estimated decline in valuation of investments resulting from incremental depreciation of foreign currency of (dollars in thousands)
	equals		5%	10%

Europe	EUR	0.75	$2,610	$4,991

Mexico	MXN	11.08	$1,450	$2,797

Argentina	ARS	3.10	$105	$202

Dominican Republic	DOP	33.89	$37	$70

Chile	CLP	539.28	$157	$300

Canada	CAD	1.16	$115	$224

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of

March 31, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.  The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, also evaluated whether any change in the Company’s internal controls over financial reporting or in other factors had occurred during the fiscal quarter covered by this report.  Based upon that evaluation, management concluded that there had been no such changes during the period covered by this report that have materially affected, or is reasonably likely to affect, the registrant’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

FCLT Litigation

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

FirstCity, FCLT and Mr. Blair each filed motions for summary judgment asserting ownership of the proceeds of the common stock and the dividends and accrued income.  On March 21, 2006, FirstCity received notice that the 152nd District Court, Harris County, Texas granted FirstCity’s motion for partial summary judgment.  The order granting FirstCity’s motion for partial summary judgment rendered judgment in favor of FirstCity as to the ownership of the demutualization proceeds.  The court’s summary judgment order also denied the claims to ownership of the demutualization proceeds by FCLT and Mr. Blair, individually and as representative of the proposed class of employee beneficiaries.  The motions submitted to the court prior to its order dated March 21, 2006 did not address all matters pending in the lawsuit.  Mr. Blair, as class representative, filed a motion for new trial to set aside the summary judgment in favor of FirstCity and for reconsideration of granting Mr. Blair’s motion for summary judgment.  FCLT filed a motion for the court to reconsider its order granting the partial summary judgment for FirstCity.  FirstCity moved for summary judgment on all remaining claims and for entry of a final judgment on May 12, 2006.  On August 14, 2006, the court entered an order (i) finding that FirstCity is the sole owner of the “demutualization proceeds” being the proceeds from the sale of the 321,211 shares of Prudential Financial, Inc. stock, the dividends on such shares and all accrued interest and income arising there from, (2) granting FirstCity’s motion for summary judgment against FCLT’s claims for breach of contract and tortious interference, (3) providing that JP Morgan continue to hold the demutualization proceeds until the appellate process has been completed, (4) denying the request by FirstCity that FCLT or Mr. Blair be required to post bond or other form of security on appeal, and (5) denying all other claims for relief.  FCLT and Mr. Blair filed notices of appeal to the First or Fourteenth Court of Appeals of the State of Texas.  The appeal has been assigned to the First Court of Appeals and all parties have filed their briefs with the court.  The parties participated in court ordered mediation on February 13, 2007 which was unsuccessful.  FirstCity cannot give any assurances as to the time period for the appeal of the final judgment or the timing of receipt or ultimate amount of proceeds to be received, if any.

In the trial court, FCLT filed a counterclaim against FirstCity claims for damages related to alleged breaches of contract by FirstCity related to failure to assign the proceeds to FCLT and FirstCity’s assertion of a claim to the proceeds and a claim for tortious interference by FirstCity as a result of FirstCity’s claim for the proceeds.  In connection with that claim, FCLT seeks to recover attorney’s fees and other damages related to the assertion by FirstCity of an interest in the shares of Prudential common stock.  No amount has been asserted by FCLT Loans Asset Corp. and the company does not believe that its actions give rise to a claim by FCLT Loans Asset Corp.  The trial court denied these claims of FCLT in its orders resolving claims with respect to the motions for summary judgment filed by each of the parties.  The appeal by FCLT seeks to overturn the summary judgment rendered against it with respect to these claims.  FirstCity believes that the claims of FCLT are without merit and that it has valid defenses to these claims.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as previously disclosed under Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has a repurchase program approved by the Board of Directors in August 2006 for the repurchase of up to 1,000,000 shares of the Company’s common stock over a period of twelve months.  There were no repurchases in the first quarter of 2007.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

On May 2, 2007 the Chief Financial Officer of the Company concluded that a material charge was required for Portfolio Assets with an impact to FirstCity in the amount of $1.9 million in the first quarter of 2007. Charges with respect to Portfolio Assets owned by Acquisition Partnerships had an impact to FirstCity of $1.6 million ($.7 million in the United States, $.2 million in Europe and $.7 million in Latin America).  A material charge was also required for a Portfolio Asset owned by FH Partners, L.P., a wholly-owned subsidiary of the Company in the amount of $.3 million.  The Company does not believe that any of the impairment charges will result in future cash expenditures.

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

Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated December 30, 2005 filed with the Commission on December 30, 2005).

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

Interest Purchase and Sale Agreement, dated August 8, 2006, by and among Bidmex Holding, LLC, and Strategic Mexican Investment Partners, L.P. and Cargill Financial Services International, Inc. and certain other parties (incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-Q dated November 9, 2006)

10.15	—

Put Option Agreement dated August 8, 2006, by and among Bidmex Holding, LLC, Recuperacion de Carteras Mexicanas, S. de R.L. de C.V., Bidmex 6, LLC, Strategic Mexican Investment Partners 2, L.P. and Cargill Financial Services International, Inc. (incorporated herein by reference to Exhibit 10.15 of the Company’s Form 10-Q dated November 9, 2006)

10.16	—

Guarantee dated August 8, 2006, executed by FirstCity Financial Corporation for the benefit of Bidmex Holding, LLC, Residencial Oeste 2 S. de R.L. de C.V., National Union Fire Insurance Company of Pittsburg, P.A., American General Life Insurance Company, and American General Life and Accident Insurance Company (incorporated herein by reference to Exhibit 10.15 of the Company’s Form 10-Q dated November 9, 2006)

10.17	—

Amendment No. 4 to Revolving Credit Agreement, dated as of October 31, 2006, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 7, 2006)

10.18	—

Management Employment Contract dated November 30, 2006, between FirstCity Business Lending Corporation, American Business Lending, Inc., and Charles P. Bell, Jr. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated December 7, 2006)

10.19	—

Management Employment Contract dated November 30, 2006, between FirstCity Business Lending Corporation, American Business Lending, Inc., and Joe N. Smith (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K dated December 7, 2006)

10.20	—

Amendment No. 5 to Revolving Credit Agreement, dated as of December 14, 2006, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 20, 2006)

10.21	—

Loan Agreement, dated as of December 15, 2006 by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 28, 2006)

10.22	—

Amendment No. 1 to Loan Agreement, dated as of February 27, 2007, by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.22 of the Company’s Form 10-K dated July 24, 2007)

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—

Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

32.2*	—

Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

Dated: July 31, 2007

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

Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated December 30, 2005 filed with the Commission on December 30, 2005).

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

Interest Purchase and Sale Agreement, dated August 8, 2006, by and among Bidmex Holding, LLC, and Strategic Mexican Investment Partners, L.P. and Cargill Financial Services International, Inc. and certain other parties (incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-Q dated November 9, 2006)

10.15	—

Put Option Agreement dated August 8, 2006, by and among Bidmex Holding, LLC, Recuperacion de Carteras Mexicanas, S. de R.L. de C.V., Bidmex 6, LLC, Strategic Mexican Investment Partners 2, L.P. and Cargill Financial Services International, Inc. (incorporated herein by reference to Exhibit 10.15 of the Company’s Form 10-Q dated November 9, 2006)

10.16	—

Guarantee dated August 8, 2006, executed by FirstCity Financial Corporation for the benefit of Bidmex Holding, LLC, Residencial Oeste 2 S. de R.L. de C.V., National Union Fire Insurance Company of Pittsburg, P.A., American General Life Insurance Company, and American General Life and Accident Insurance Company (incorporated herein by reference to Exhibit 10.15 of the Company’s Form 10-Q dated November 9, 2006)

10.17	—

Amendment No. 4 to Revolving Credit Agreement, dated as of October 31, 2006, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 7, 2006)

10.18	—

Management Employment Contract dated November 30, 2006, between FirstCity Business Lending Corporation, American Business Lending, Inc., and Charles P. Bell, Jr. (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated December 7, 2006)

10.19	—

Management Employment Contract dated November 30, 2006, between FirstCity Business Lending Corporation, American Business Lending, Inc., and Joe N. Smith (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K dated December 7, 2006)

10.20	—

Amendment No. 5 to Revolving Credit Agreement, dated as of December 14, 2006, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 20, 2006)

10.21	—

Loan Agreement, dated as of December 15, 2006 by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 28, 2006)

10.22	—

Amendment No. 1 to Loan Agreement, dated as of February 27, 2007, by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.22 of the Company’s Form 10-K dated July 24, 2007)

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—

Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

32.2*	—

Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.