Form 10-Q
period 2007-06-30
FIRSTCITY FINANCIAL CORP
filed 2007-08-10
CIK 828678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.   (Check one.)

Large accelerated filer ☐              Accelerated filer ☒             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The number of shares of common stock, par value $.01 per share, outstanding at August 7, 2007 was 10,794,137.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$18,380	$18,472
Portfolio Assets, net	122,628	108,696
Loans receivable from Acquisition Partnerships held for investment	5,084	4,755
Loans receivable - SBA held for sale	3,830	—
Loans receivable - SBA held for investment, net	15,480	—
Loans receivable - other	29,223	23,991
Equity investments	115,275	112,357
Deferred tax asset, net	20,101	20,101
Service fees receivable ($1,219 and $917 from affiliates, respectively)	1,303	928
Loan servicing assets - SBA	891	—
Other assets, net	9,418	8,363
Total Assets	$341,613	$297,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable other	$228,365	$187,811
Minority interest	1,312	1,570
Other liabilities	6,254	4,389
Total Liabilities	235,931	193,770
Commitments and contingencies (note 12)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 11,319,437 and 11,316,937, respectively; shares outstanding: 10,789,137 and 10,786,637, respectively)	113	113
Treasury stock, at cost: 530,300 shares and 530,300 shares, respectively	(5,571)	(5,571)
Paid in capital	100,869	100,562
Retained earnings	8,308	7,417
Accumulated other comprehensive income	1,963	1,372
Total Stockholders’ Equity	105,682	103,893
Total Liabilities and Stockholders’ Equity	$341,613	$297,663

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Servicing fees ($2,728 and $2,771 from affiliates for the three month periods, respectively, and $5,181 and $5,352 from affiliates for the six month month periods, respectively)	$2,977	$2,856	$5,582	$5,503
Income from Portfolio Assets	5,685	2,946	10,720	5,004
Gain on sale of SBA loans held for sale, net	343	—	624	—
Interest income from SBA loans	606	—	914	—
Interest income from affiliates	140	465	266	895
Interest income from loans receivable - other	982	—	1,889	—
Other income	538	612	997	1,192
Total revenues	11,271	6,879	20,992	12,594
Expenses:
Interest and fees on notes payable — other	4,668	1,938	8,919	3,636
Interest and fees on notes payable to affiliates	—	10	—	20
Salaries and benefits	3,864	3,278	7,857	7,016
Provision (recovery) for loan and impairment losses	746	(58)	1,072	51
Occupancy, data processing, communication and other	4,388	1,913	8,231	3,477
Total expenses	13,666	7,081	26,079	14,200
Equity in earnings of investments	4,332	1,387	6,158	5,021
Gain on sale of interest in equity investments	—	27	—	27
Earnings from continuing operations before income taxes and minority interest	1,937	1,212	1,071	3,442
Income tax expense	(146)	(22)	(303)	(144)
Minority interest	15	73	123	62
Earnings from continuing operations	1,806	1,263	891	3,360
Discontinued operations
Loss from discontinued operations	—	—	—	(75)
Income taxes	—	—	—	—
Net loss from discontinued operations	—	—	—	(75)
Net earnings	$1,806	$1,263	$891	$3,285
Basic earnings per common share are as follows:
Earnings from continuing operations	$0.17	$0.11	$0.08	$0.30
Discontinued operations	$—	$—	$—	$(0.01)
Net earnings to common stockholders	$0.17	$0.11	$0.08	$0.29
Weighted average common shares outstanding	10,789	11,308	10,789	11,308
Diluted earnings per common share are as follows:
Earnings from continuing operations	$0.16	$0.11	$0.08	$0.28
Discontinued operations	$—	$—	$—	$(0.01)
Net earnings to common stockholders	$0.16	$0.11	$0.08	$0.27
Weighted average common shares outstanding	11,397	11,959	11,414	11,958

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(Dollars in thousands)

						Retained	Accumulated
						Earnings	Other	Total
	Common Stock		Treasury Stock		Paid in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Equity

Balances, December 31, 2005	11,307,187	$113	—	$—	$99,843	$(2,058)	$1,013	$98,911
Cumulative effect of adjustments resulting from the adoption of SAB No. 108	—	—	—	—	—	(327)	—	(327)
Exercise of common stock options	9,750	—	—	—	68	—	—	68
Repurchase of common stock	—	—	530,300	(5,571)	—	—	—	(5,571)
Additional paid-in capital arising from stock option compensation expense	—	—	—	—	651	—	—	651
Comprehensive income:
Net earnings for 2006	—	—	—	—	—	9,802	—	9,802
Translation adjustments	—	—	—	—	—	—	359	359
Total comprehensive income								10,161
Balances, December 31, 2006	11,316,937	113	530,300	(5,571)	100,562	7,417	1,372	103,893
Exercise of common stock options	2,500	—	—	—	18	—	—	18
Additional paid-in capital arising from stock option compensation expense	—	—	—	—	289	—	—	289
Comprehensive income:
Net earnings for the first six months of 2007	—	—	—	—	—	891	—	891
Translation adjustments	—	—	—	—	—	—	591	591
Total comprehensive income								1,482
Balances, June 30, 2007 (unaudited)	11,319,437	$113	530,300	$(5,571)	$100,869	$8,308	$1,963	$105,682

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$891	$3,285
Adjustments to reconcile net earnings to net cash used in operating activities:
Net loss from discontinued operations	—	75
Purchase of SBA loans held for sale	(19,179)	—
Payments applied to principal on SBA loans held for sale	411	—
Proceeds from the sale of SBA loans held for sale, net	15,772	—
Purchase of Portfolio Assets, net	(44,437)	(25,777)
Proceeds applied to principal on Portfolio Assets	40,280	22,158
Income from Portfolio Assets	(10,720)	(5,004)
Capitalized interest and costs on Portfolio Assets and loans receivable	(685)	(246)
Provision for loan and impairment losses	1,072	51
Equity in earnings of investments	(6,158)	(5,021)
Gain on sale of SBA loans held for sale	(624)	—
Depreciation and amortization	221	274
Stock-based compensation expense related to stock options	289	246
Increase in service fees receivable	(375)	(124)
Decrease (increase) in other assets	(1,776)	139
Change in debt imputed value	—	(129)
Increase (decrease) in other liabilities	2,210	(712)
Net cash used in operating activities	(22,808)	(10,785)
Cash flows from investing activities:
Property and equipment, net	(422)	(115)
Net payments (advances) on loans receivable	(4,499)	(5,972)
Net increase in SBA loans held for investment	(15,706)	—
Contributions to Acquisition Partnerships and Servicing Entities	(21,146)	(21,518)
Distributions from Acquisition Partnerships and Servicing Entities	25,205	44,937
Net cash provided by (used in) investing activities	(16,568)	17,332
Cash flows from financing activities:
Borrowings under notes payable — other	116,973	57,265
Payments of notes payable to affiliates	—	(3)
Payments of notes payable — other	(77,689)	(66,386)
Proceeds from issuance of common stock	18	5
Net cash provided by (used in) financing activities	39,302	(9,119)
Net cash used in continuing operations	(74)	(2,572)
Cash flows from discontinued operations:
Net cash used in operating activities	(18)	(17)
Net cash provided by investing activities	—	—
Net cash used in discontinued operations	(18)	(17)
Net decrease in cash and cash equivalents	(92)	(2,589)
Cash and cash equivalents, beginning of period	18,472	12,901
Cash and cash equivalents, end of period	$18,380	$10,312
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,741	$3,144
Income taxes, net of refunds received	48	(34)

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Dollars in thousands, except per share data)

(Unaudited)

(1)  Basis of Presentation and Summary of Significant Accounting Policies

The Company

FirstCity Financial Corporation (the “Company” or “FirstCity”) is a financial services company with offices throughout the United States, Mexico and Brazil, with a presence in France, Germany, Argentina and Chile. At June 30, 2007, the Company was engaged in one principal reportable segment - Portfolio Asset acquisition and resolution.  The portfolio asset acquisition and resolution business involves acquiring portfolios of loans, real estate and other assets or single assets and investment in similar assets (collectively referred to as “Portfolios” or “Portfolio Assets”) generally at a discount to their legal principal balance or appraised value, and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries, and the origination of loans secured by similar assets.

Basis of Presentation

The unaudited consolidated financial statements of FirstCity reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at June 30, 2007, its results of operations for the three and six month periods ended June 30, 2007 and 2006 and cash flows for the six month periods ended June 30, 2007 and 2006.  Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K.  Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with current consolidated financial statement presentation.

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

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform with current consolidated financial statement presentation.  In all reporting prior to December 31, 2006, FirstCity reported loans receivable advances and loans receivable payments in cash flows from operating activities on the Consolidated Statements of Cash Flows.  Beginning in the fourth quarter of 2006, the Company reports these items in cash flows from investing activities.  Prior period amounts reported on the Consolidated Statements of Cash Flows have been adjusted to conform to this treatment which is required under GAAP.  The total amount thus reclassified was $5,972 for the six months ended June 30, 2006.  Management believes that the changes in the Consolidated Statements of Cash Flows for the six month period ended June 30, 2006 are immaterial relative to the financial statements taken as a whole.  These reclassifications have the following impact on the financial statements:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) — (continued)

Six Months Ended
June 30,
2006
Statement of Cash Flows:
Cash flows from operating activities (as reported)	$(16,757)
Impact of reclassification on net loans receivable advances and payments	5,972
Cash flows from operating activities (as corrected)	$(10,785)

Cash flows from investing activities (as reported)	$23,304
Impact of reclassification on net loans receivable advances and payments	(5,972)
Cash flows from investing activities (as corrected)	$17,332

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

(3)  Discontinued Operations

Discontinued operations are comprised of two components previously reported as the Company’s residential and commercial mortgage banking business (“Mortgage”) and the consumer lending business conducted through the Company’s minority interest investment in Drive (“Consumer”).  There was no income or loss from discontinued operations in the first six months of 2007, and ($75) in the first six months of 2006.

Mortgage

At June 30, 2007, the only asset remaining from discontinued operations is from mortgage operations, and represents an investment security resulting from the retention of a residual interest in a securitization transaction. This security is in “run-off,” and the Company is contractually obligated to service these assets.  The cash flows are collected over a period of time and are valued using prepayment assumptions of 32% for fixed rate loans and 33% for variable rate loans. Overall loss rates are estimated at 14% of collateral.  The Company recorded provisions (recoveries) of $(18) and $58 in the first six months of 2007 and 2006, respectively, for losses from discontinued mortgage operations.  Discontinued mortgage assets of $121 at June 30, 2007 are included in other assets.

Consumer

Liabilities from discontinued consumer operations of $116 consisted of state taxes payable at June 30, 2007, and are included in other liabilities.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) — (continued)

(4)  Portfolio Assets

Portfolio Assets are summarized as follows:

	June 30,	December 31,
	2007	2006
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$5,259	$6,163
Performing Portfolio Assets	3,061	5,166
Loans Acquired After 2004
Loans acquired with credit deterioration	98,160	84,550
Loans acquired with no credit deterioration	5,544	6,473
Outstanding balance	112,024	102,352
Allowance for loan losses	(1,244)	(333)
Carrying amount of loans, net of allowance	110,780	102,019

Real Estate Portfolios	9,787	4,574
Other	2,061	2,103
Portfolio Assets, net	$122,628	$108,696

Income from Portfolio Assets is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$126	$886	$868	$1,852
Performing Portfolio Assets	213	428	562	881
Loans Acquired After 2004
Loans acquired with credit deterioration	5,084	698	8,150	1,009
Loans acquired with no credit deterioration	204	89	696	184
Real Estate Portfolios	—	698	328	872
Other	58	147	116	206
Income from Portfolio Assets	$5,685	$2,946	$10,720	$5,004

Portfolio Assets are pledged to secure notes payable that are generally non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.  See Note 2 to the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 24, 2007 for a description of the Revolving Credit agreement between FH Partners, L.P. and Bank of Scotland, which is guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.

The Company recorded a provision for loan and impairment losses on Portfolio Assets of approximately $1,003 for the six month period ended June 30, 2007, which is comprised of a $92 impairment charge on real estate portfolios and a $911 allowance for loan losses, net of recoveries.  For the six month period ended June 30, 2006, the Company recorded a provision for loan and impairment losses on Portfolio Assets of $51, which is comprised of a $2 impairment charge on real estate portfolios and a $49 allowance for loan losses.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) — (continued)

The changes in the allowance for loan losses on Portfolio Assets are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning Balance	$(567)	$(255)	$(333)	$(163)
Provisions	(791)	(34)	(1,025)	(141)
Recoveries	114	92	114	92
Charge Offs	—	—	—	15
Ending Balance	$(1,244)	$(197)	$(1,244)	$(197)

Changes in accretable yield for loans acquired with credit deterioration are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning Balance	$35,670	$4,808	$32,339	$3,765
Additions	1,967	5,550	3,236	6,904
Accretion	(3,867)	(694)	(6,581)	(1,004)
Reclassification from nonaccretable difference	—	—	5,165	—
Disposals	(1,567)	(4)	(1,919)	(5)
Translation adjustments	38	—	1	—
Ending Balance	$32,241	$9,660	$32,241	$9,660

Loans acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Face value at acquisition	$15,653	$32,621	$50,550	$43,640
Cash flows expected to be collected at acquisition	7,869	21,109	37,991	29,964
Basis in acquired loans at acquisition	5,902	15,559	34,755	23,060

(5)  Loans Receivable

Loans receivable from Acquisition Partnerships held for investment

	June 30,	December 31,
	2007	2006
Outstanding balance	$4,783	$4,598
Capitalized costs	301	157
Carrying amount of loans, net	$5,084	$4,755

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) — (continued)

The summary of activity in loans receivable from Acquisition Partnerships is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning Balance	$4,876	$20,107	$4,755	$19,606
Advances	136	6,417	486	7,147
Payments received	(52)	(182)	(374)	(1,175)
Capitalized origination costs	79	(617)	144	113
Foreign exchange gains/losses	45	64	73	98
Ending Balance	$5,084	$25,789	$5,084	$25,789

Loans receivable from Acquisition Partnerships held for investment are reported at their outstanding principle balances adjusted for net deferred loan origination and other capitalized costs and the allowance for loan losses.  Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding.  Loan origination fees and direct costs are amortized as level yield adjustments over the respective loan terms.  Unamortized net fees or costs are recognized upon early repayment of the loans. Loans receivable from Acquisition Partnerships are secured by the assets/loans acquired by the partnerships with purchase money loans provided by affiliates of the investors to the partnerships to purchase the asset pools held in those entities. They are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows are sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment are necessary.

Loans receivable - SBA held for sale

Loans receivable - SBA held for sale are summarized as follows:

	June 30,	December 31,
	2007	2006
Outstanding balance	$3,726	$—
Premiums	104	—
Carrying amount of loans, net	$3,830	$—

Changes in loans receivable — SBA held for sale are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning Balance	$11,484	$—	$—	$—
Purchases of loans	—	—	18,355	—
Originations and advances of loans	760	—	824	—
Payments received	(224)	—	(411)	—
Loans sold	(7,979)	—	(14,539)	—
Discount, net	(211)	—	(399)	—
Ending Balance	$3,830	$—	$3,830	$—

$—

Loans receivable - Small Business Administration (“SBA”) held for sale are reflected at the lower of aggregate cost or market value. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs.  Premiums and net origination fees and costs are deferred on SBA loans held for sale and included in the basis of the loans in calculating gains and losses upon sale. The Company generally sells the guaranteed portion of each loan to a third party and retains the servicing rights. The difference between the proceeds received and the allocated carrying value of the loans sold are recognized as gains on sales of loans.  The non-guaranteed portion is generally held in the portfolio and classified as held for investment.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) — (continued)

Loans receivable - SBA held for investment, net

Loans receivable - SBA held for investment are summarized as follows:

	June 30, 2007	December 31, 2006
Outstanding balance	$17,208	$—
Allowance for loan losses	(69)	—
Discounts, net	(1,661)	—
Capitalized origination costs	2	—
Carry ing amount of loans, net	$15,480	$—

Changes in loans receivable — SBA held for investment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning Balance	$16,538	$—	$—	$—
Purchases of loans	—	—	17,406	—
Originations and advances of loans	253	—	275	—
Payments received	(1,152)	—	(1,977)	—
Capitalized origination costs	2	—	2	—
Provision for SBA loan losses	(69)	—	(69)	—
Discount, net	(92)	—	(157)	—
Ending Balance	$15,480	$—	$15,480	$—

Loans receivable - SBA held for investment are reported at their outstanding principal balances adjusted for unearned discounts, net deferred loan origination costs and the allowance for loan losses. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding.  Loan origination fees and direct costs as well as premiums and discounts are amortized as level yield adjustments over the respective loan terms.  Unamortized net fees or costs are recognized upon early repayment of the loans.

The Company measures loan impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan—an Amendment of FASB Statements No. 5 and 15 and No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures—an Amendment of FASB Statement No. 114. When management believes there is sufficient doubt as to the ultimate collectibility of interest on any loan, interest accruals are discontinued. These loans are evaluated for impairment by management based upon performance of the loans and other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the impairment.  The adequacy of the allowance for loan losses is reviewed by management quarterly and as adjustments become necessary, they will be reflected in operations during the periods in which they become known.  Considerations in this evaluation include past and current loss experience, risks inherent in the current portfolio and evaluation of commercial and real estate collateral as well as current economic conditions.  The Company analyzed the credit worthiness of the loans as of June 30, 2007, and recorded provisions of $69 to absorb expected losses.

Changes in the allowance for loan losses on loans receivable - SBA held for investment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning Balance	$—	$—	$—	$—
Provisions	(69)	—	(69)	—
Recoveries	—	—	—	—
Charge Offs	—	—	—	—
Ending Balance	$(69)	$—	$(69)	$—

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) — (continued)

Loans receivable — Other

Loans receivable - other are summarized as follows:

	June 30, 2007	December 31, 2006
Outstanding balance	$28,767	$24,152
Discounts, net	(45)	(161)
Capitalized costs	501	—
Carrying amount of loans, net	$29,223	$23,991

Changes in loans receivable — other are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning Balance	$27,956	$—	$23,991	$—
Advances	3,000	—	6,646	—
Payments received	(2,259)	—	(2,259)	—
Capitalized costs	267	—	501	—
Discount, net	58	—	119	—
Foreign exchange gains/losses	201	—	225	—
Ending Balance	$29,223	$—	$29,223	$—

Loans receivable – other are reported at their outstanding principle balances adjusted for unearned discounts, net deferred loan origination and other capitalized costs and the allowance for loan losses.  Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding.  Loan origination fees and direct costs are amortized as level yield adjustments over the respective loan terms.  Unamortized net fees or costs are recognized upon early repayment of the loans. Loans receivable - Other are secured by real estate. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each investment to determine that the cash flows are sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the investments will be sufficient to repay the loans and no allowances for impairment were necessary.

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

Condensed Combined Balance S heets

	June 30, 2007	December 31, 2006
Assets	$474,907	$457,173
Liabilities	$86,588	$100,973
Net equity	388,319	356,200
	$474,907	$457,173

Equity investment in Acquisition Partnerships	$104,828	$105,852
Equity investment in servicing entities	10,447	6,505
	$115,275	$112,357

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) — (continued)

Condensed Combined Summary of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income from Portfolio Assets	$21,672	$19,492	$44,836	$38,506
Other income	174	366	722	1,521
Revenues	21,846	19,858	45,558	40,027
Interest expense	2,801	3,328	5,808	6,308
Average cost (annualized)	13.79%	4.83%	13.00%	4.63%
Service fees	4,912	3,986	9,633	7,195
Provision for loan and impairment losses	103	1,780	6,664	722
Other op erating costs	1,950	4,770	6,057	8,517
Foreign currency (gains) losses	(3,587)	14,873	(3,322)	13,218
Income taxes	277	235	567	360
Expenses	6,456	28,972	25,407	36,320
Net earnings	$15,390	$(9,114)	$20,151	$3,707

Equity in earnings of Acquisition Partnerships	$3,673	$1,128	$5,454	$4,819
Equity in earnings of servicing entities	659	259	704	202
	$4,332	$1,387	$6,158	$5,021

The assets and equity of the Acquisition Partnerships and equity investments in the Acquisition Partnerships are summarized by geographic region below. The WAMCO Partnerships represent limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.  MinnTex Investment Partners LP is considered to be a significant subsidiary of FirstCity.

	June 30, 2007	December 31, 2006
Assets:
Domestic:
WAMCO Partnerships	$110,388	$116,634
MinnTex Investment Partners LP	140	71
Other	5,420	4,206
Latin America	216,437	167,407
Europe	142,522	168,855
	$474,907	$457,173
Equity:
Domestic:
WAMCO Partnerships	$73,335	$69,579
MinnTex Investment Partners LP	129	62
Other	2,794	2,614
Latin America	178,099	126,402
Europe	133,962	157,543
	$388,319	$356,200
Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$36,182	$34,203
MinnTex Investment Partners LP	43	20
Other	1,748	1,671
Latin America	22,348	18,640
Europe	44,507	51,318
	$104,828	$105,852

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) — (continued)

Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings (loss) of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Domestic:
WAMCO Partnerships	$4,020	$7,122	$8,372	$14,499
MinnTex Investment Partners LP	298	323	443	889
Other	54	4	154	296
Latin America	9,706	7,134	19,442	12,797
Europe	7,768	5,275	17,147	11,546
	$21,846	$19,858	$45,558	$40,027
Net earnings (loss):
Domestic:
WAMCO Partnerships	$2,383	$3,282	$2,982	$7,305
MinnTex Investment Partners LP	281	287	407	797
Other	(156)	(211)	(302)	(144)
Latin America	7,972	(16,246)	6,563	(12,319)
Europe	4,910	3,774	10,501	8,068
	$15,390	$(9,114)	$20,151	$3,707
Equity in earnings (loss) of Acquisition
Partnerships:
Domestic:
WAMCO Partnerships	$1,074	$1,580	$1,343	$3,632
MinnTex Investment Partners LP	92	95	134	263
Other	(53)	(90)	(113)	(41)
Latin America	887	(1,575)	877	(1,131)
Europe	1,673	1,118	3,213	2,096
	$3,673	$1,128	$5,454	$4,819

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) — (continued)

Combining statements of operations for the WAMCO Partnerships follow. WAMCO 31 and WAMCO 33 are considered to be significant subsidiaries of FirstCity.

Three Months Ended June 30, 2007

	WAMCO	WAMCO	Other
	31	33	Partnerships	Combined
Income from Portfolio Assets	$196	$601	$3,159	$3,956
Other income, net	6	14	44	64
Revenues	202	615	3,203	4,020
Interest and fees expense — affiliate	—	—	—	—
Interest and fees expense — other	(85)	(60)	(585)	(730)
Provision for loan and impairment losses	66	148	302	516
Service fees — affiliate	(35)	(123)	(712)	(870)
General, administrative and operating expenses	(76)	(72)	(405)	(553)
Expenses	(130)	(107)	(1,400)	(1,637)
Net earnings (loss)	$72	$508	$1,803	$2,383

Three Months Ended June 30, 2006

	WAMCO	WAMCO	Other
	31	33	Partnerships	Combined
Income from Portfolio Assets	$984	$1,691	$4,261	$6,936
Other income, net	9	11	166	186
Revenues	993	1,702	4,427	7,122
Interest and fees expense — affiliate	—	—	(155)	(155)
Interest and fees expense — other	(207)	(308)	(276)	(791)
Provision for loan and impairment losses	(120)	(4)	(443)	(567)
Service fees — affiliate	(146)	(358)	(882)	(1,386)
General, administrative and operating expenses	(32)	(161)	(748)	(941)
Expenses	(505)	(831)	(2,504)	(3,840)
Net earnings (loss)	$488	$871	$1,923	$3,282

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) — (continued)

Six Months Ended June 30, 2007

	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Income from Portfolio Assets	$435	$1,708	$6,120	$8,263
Other income, net	14	21	74	109
Revenues	449	1,729	6,194	8,372
Interest and fees expense — affiliate	—	—	—	—
Interest and fees expense — other	(177)	(157)	(1,228)	(1,562)
Provision for loan and impairment losses	(83)	101	(981)	(963)
Service fees — affiliate	(64)	(216)	(1,146)	(1,426)
General, administrative and operating expenses	(143)	(164)	(1,132)	(1,439)
Expenses	(467)	(436)	(4,487)	(5,390)
Net earnings	$(18)	$1,293	$1,707	$2,982

Six Months Ended June 30, 2006

	WAMCO 31	WAMCO 33	Other Partnerships	Combined
Income from Portfolio Assets	$1,230	$2,601	$9,389	$13,220
Other income, net	12	11	1,256	1,279
Revenues	1,242	2,612	10,645	14,499
Interest and fees expense — affiliates	—	—	(325)	(325)
Interest and fees expense — other	(424)	(624)	(276)	(1,324)
Provision for loan losses	(120)	(186)	(924)	(1,230)
Service fees — affiliate	(190)	(443)	(1,544)	(2,177)
General, administrative and operating expenses	(66)	(297)	(1,775)	(2,138)
Expenses	(800)	(1,550)	(4,844)	(7,194)
Net earnings	$442	$1,062	$5,801	$7,305

Statements of operations for MinnTex Investment Partners LP for the three and six month periods ended June 30, 2007and 2006 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income from Portfolio Assets	$298	$322	$443	$886
Other income	—	1	—	3
Revenues	298	323	443	889
Service fees — affiliate	(15)	(32)	(30)	(81)
General, administrative and operating expenses	(2)	(4)	(6)	(11)
Expenses	(17)	(36)	(36)	(92)
Net earnings	$281	$287	$407	$797

FirstCity holds variable interests in certain Acquisition Partnerships, which would be characterized as variable interest entities (“VIE”), as defined in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). However, FirstCity is not deemed to be the primary beneficiary of any of these entities based on the criteria set forth in FIN 46R. At June 30, 2007, FirstCity’s maximum exposure to loss as a result of its involvement with the VIEs is $60.1 million.

At June 30, 2007, the Company had $38.5 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) — (continued)

Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was $156 for the six months ended June 30, 2007 and ($1.5) million for the same period in 2006.

(7)  Loan Servicing Assets — SBA

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

Servicing rights are recognized as assets when the SBA loans are sold and the rights to service those loans are retained. The Company recorded net servicing assets of $891 during the first six months of 2007 which included amortization of $70 and impairment of $48. ABL retains servicing responsibilities and receives servicing fees of approximately 1%.

Changes in the Company’s amortized servicing rights are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Beginning Balance	$854	$—	$—	$—
Servicing Assets capitalized	140	—	1,009	—
Servicing Assets amortized	(55)	—	(70)	—
Ending Balance	$939	$—	$939	$—

Reserve for impairment of servicing assets:
Beginning Balance	$(39)	$—	$—	$—
Impairments	(9)	—	(48)	—
Recoveries	—	—	—	—
Charge Offs	—	—	—	—
Ending Balance	$(48)	$—	$(48)	$—

Ending Balance (net of reserve)	$891	$—	$891	$—

Fair value of amortized servicing assets:
Beginning balance	$815	$—	$—	$—
Ending balance	891	—	891	—

The Company relies primarily on a discounted cash flow model to estimate the fair value of its servicing rights.  This model calculates estimated fair value of the servicing assets using predominant risk characteristics of servicing assets such as discount rate, prepayment speed, weighted average life of the loans sold and the interest rate.  The estimated fair value of servicing was determined using discount rates of 9.75% to 11.19%, prepayment speeds of 15% and weighted average lives ranging from 75 to 299 months.  In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) — (continued)

(8)  Segment Reporting

The Company is engaged in one reportable segment - Portfolio Asset acquisition and resolution.  The following is a summary of results of operations for the Portfolio Asset acquisition and resolution segment and reconciliation to earnings from continuing operations for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$2,977	$2,856	$5,582	$5,503
Income from Portfolio Assets	5,685	2,946	10,720	5,004
Gain on sale of SBA loans held for sale, net	343	—	624	—
Interest income from SBA loans	606	—	914	—
Interest income from affiliates	140	465	266	895
Interest income from loans receivable - other	982	—	1,889	—
Other	455	421	785	832
Total	11,188	6,688	20,780	12,234
Expenses:
Interest and fees on notes payable	4,668	1,948	8,919	3,656
Salaries and benefits	3,025	2,504	6,139	5,437
Provision for loan and impairment losses	746	(58)	1,072	51
Occupancy, data processing, communication and other	2,741	1,195	4,643	2,192
Minority interest	(15)	(73)	(123)	(62)
Total	11,165	5,516	20,650	11,274
Equity in earnings of investments	4,332	1,387	6,158	5,021
Gain on sale of interest in equity investments	—	27	—	27
Operating contribution before direct taxes	$4,355	$2,586	$6,288	$6,008
Operating contribution, net of direct taxes	$4,313	$2,549	$6,183	$5,877

Corporate Overhead:
Salaries and benefits, occupancy, professional and other income and expenses, net	2,507	1,286	5,292	2,517
Earnings (loss) from continuing operations	$1,806	$1,263	$891	$3,360

Revenues and equity in earnings of investments from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Domestic	$9,382	$6,037	$16,349	$11,391
Latin America	3,693	488	6,225	3,141
Europe	2,375	1,550	4,205	2,723
Other	70	—	159	—
Total	$15,520	$8,075	$26,938	$17,255

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) — (continued)

Total assets for the Portfolio Asset acquisition and resolution segment and a reconciliation to total assets are as follows:

	June 30,	December 31,
	2007	2006
Cash	$18,380	$18,472
Portfolio acquisition and resolution assets:
Domestic	203,582	158,147
Latin America	35,017	28,883
Europe	54,560	61,062
Other	341	2,272
Deferred tax asset, net	20,101	20,101
Other non-earning assets, net	9,632	8,726
Total assets	$341,613	$297,663

(9)  Earnings per Common Share

Basic net earnings per common share calculations are based upon the weighted average number of common shares outstanding. Potentially dilutive common share equivalents include warrants and employee stock options in the diluted earnings per common share calculations.  Basic and diluted earnings from continuing operations per share were determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Earnings from continuing operations	$1,806	$1,263	$891	$3,360
Weighted average outstanding shares of common stock	10,789	11,308	10,789	11,308
Dilutive effect of:
Warrants	323	340	328	340
Employee stock options	285	311	297	310
Weighted average outstanding shares of common stock and common stock equivalents	11,397	11,959	11,414	11,958
Earnings from continuing operations per share:
Basic	$0.17	$0.11	$0.08	$0.30
Diluted	$0.16	$0.11	$0.08	$0.28

(10)  Stock-Based Compensation

The impact on the results of operations of recording stock-based compensation for the three and six month periods ended June 30, 2007 and 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Amount of compensation cost recognized in income	$109	$101	$289	$246
Tax benefit recognized in income	$—	$—	$—	$—
Amount capitalized as part of an asset	$—	$—	$—	$—

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) — (continued)

A summary of stock option activity as of June 30, 2007 and changes during the period then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	779,100	$7.10
Granted	—	—
Exercised	(2,500)	7.25
Expired	(37,950)	27.25
Forfeited	(8,500)	9.11
Outstanding at June 30, 2007	730,150	$6.03	5.79	$3,894
Exercisable at June 30, 2007	614,663	$5.31	5.43	$3,708

The total intrinsic value of stock options exercised during the three and six month periods ended June 30, 2007 was zero and $9, respectively.  The total intrinsic value of stock options exercised during the three and six month periods ended June 30, 2006 was $20 and $20, respectively.  As of June 30, 2007, there was approximately $.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted average period of 1.8 years.

A summary of the status and changes of FirstCity’s nonvested shares as of June 30, 2007, and changes during the six months ended June 30, 2007 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2007	196,737	$6.67
Granted	—	—
Vested	(77,375)	$5.46
Forfeited	(3,875)	$7.78
Nonvested at June 30, 2007	115,487	$7.44

(11)  Income Taxes

Effective January 1, 2007, FirstCity adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively. At the time of adoption and as of June 30, 2007, the Company’s unrecognized tax benefits are not considered material.  In addition, interest or penalties related to income tax reporting recorded in the consolidated income statements or balance sheets are not material. The Internal Revenue Service is currently in process of examining FirstCity’s federal income tax return for 2004.  In addition, FirstCity currently files tax returns in approximately 35 states and is currently being examined in four states for the year 2004.  Tax year 1992 and subsequent years are open to federal examination, and tax year 2002 and subsequent years are open to state examination.

Federal income taxes are provided at a 35% rate. The Company has substantial net operating loss carryforwards for federal income tax purposes (“NOLs”), which can be used to offset the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) — (continued)

then establishing a valuation allowance to value the net deferred tax asset at a level, which more likely than not, will be realized. Realization is determined based on management’s expectation of generating sufficient taxable income in a look forward period over the next four years. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations prior to expiration of the NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

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

On September 21, 2004, FirstCity, Consumer Corp., Funding LP and Funding GP entered into the a Securities Purchase Agreement to sell a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA-GP, IFA-LP and MG-LP (the “2004 Securities Purchase Agreement”). In the 2004 Securities Purchase Agreement, FirstCity, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) their power and authority to enter into the 2004 Securities Purchase Agreement and the transactions contemplated therein, (iii) the ownership of the limited partnership interests in Drive by Funding LP, (iv) the ownership of membership interests in Drive-GP by Consumer Corp., and (iv) the capital structure of Funding LP. FirstCity, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS (USA), IFA-GP, IFA-LP and MG-LP from damages resulting from a breach of any representation or warranty contained in the 2004 Securities Purchase Agreement or otherwise made by FirstCity, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligations under the 2004 Securities Purchase Agreement survive for a maximum period of five (5) years from November 1, 2004. Neither FirstCity, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2004 Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold. Management of the Company believes that FirstCity will not have to pay any amounts relating to these representations and warranties.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) — (continued)

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

FirstCity has minority interests in various limited-life partnerships with a carrying value of $.5 million at June 30, 2007. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at June 30, 2007 is $2.4 million.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) — (continued)

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

On September 22, 2006, FirstCity NPL S.A., a Chilean affiliate of FirstCity Chile Ltda and FirstCity, entered into a revolving line of credit with a maximum loan amount in Chilean pesos equivalent to $10.0 million U.S. Dollars with CORPBANCA Sociedad Anónima Bancaria (“CB”) to finance the purchase of delinquent and due accounts.  The revolving line of credit was structured by Corpbanca Asesorías Financieras S.A. (“CAF”).  Pursuant to the terms of the credit facility, FirstCity NPL S.A. was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At June 30, 2007, FirstCity had a letter of credit in the amount of $4.6 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $4.6 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a revolving line of credit with a maximum loan amount of 148,096,800 Mexican pesos with Banco Santander, S.A., which was equivalent to $13.7 million U.S. dollars at June 30, 2007.   The proceeds were used to pay down the acquisition facility with the Bank of Scotland.  Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At June 30, 2007, FirstCity had a letter of credit in the amount of $14.1 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $14.1 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

ABL, a subsidiary of FirstCity, has a $40 million revolving loan facility with Wells Fargo Foothill, LLC (“WFF”), as most recently amended on July 30, 2007, for the purpose of financing and acquiring SBA loans.  The obligations under this facility are secured by substantially all of the assets of ABL.  At June 30, 2007, the balance of this facility was $13.1 million.  In connection with the first amendment to this facility on February 27, 2007, FirstCity provided WFF with an unconditional guaranty, up to a maximum of $5 million plus enforcement cost, of the obligations of ABL under the loan facility that relate to funds in the amount of $31.7 advanced by WFF to ABL in connection of a portfolio of SBA loans in February 2007.  This guaranty will remain in effect until the obligations incurred in connection with the advance related to the acquisition of the portfolio of SBA loans are paid in full.

Periodically, FirstCity, its subsidiaries, its affiliates and the Acquisition Partnerships are parties to or otherwise involved in legal proceedings arising in the normal course of business. FirstCity does not believe that there is any proceeding threatened or pending against it, its subsidiaries, its affiliates or the Acquisition Partnerships which, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations or liquidity of FirstCity, its subsidiaries, its affiliates or the Acquisition Partnerships other than as described below.

On March 20, 2007, Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively “Plaintiffs”) filed a First Amended Petition adding FH Partners, L.P. and FirstCity Servicing Corporation, each an indirectly wholly-owned subsidiary of FirstCity, and FirstCity Financial Corporation as defendants in a suit filed by Plaintiffs against State Bank and Cole Harmonson before the 98th Judicial District Court of Travis County, Texas.  FirstCity Financial Corporation was served with Plaintiff’s Notice of Nonsuit Without Prejudice in the suit on April 25, 2007.  In the First Amended Petition the Plaintiffs sought unspecified damages for breach of contract and conversion related to alleged breaches by FH Partners, L.P. and FirstCity Servicing Corporation in connection with a loan agreement related to a loan from State Bank to Plaintiffs that was purchased by FH Partners, L.P. from State Bank on December 22, 2006.  The Plaintiffs also raised other claims solely against the other defendants.  The Plaintiffs allege that they entered into a loan or line of credit with State Bank and that due to an error by State Bank the Plaintiffs borrowed more on the line of credit than was allowed under the borrowing base.  The Plaintiffs further allege that State Bank entered in an agreement with Plaintiffs that the default by Plaintiffs would be cured if the Plaintiffs pledged additional property to secure the loans and that the Plaintiffs would be allowed to borrow under the line of credit.  Plaintiffs allege that State Bank, and subsequently FH Partners, L.P., have refused to honor

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) — (continued)

the agreement by State Bank concerning the pledge of the additional property.  On July 25, 2007, counsel for FH Partners received a Second Amended Petition in which the Plaintiffs allege that they have sustained actual damages of $165,000,000 as a result of the joint actions of State Bank, Cole Harmonson, FH Partners, L.P. and FirstCity Servicing Corporation.  The Plaintiffs assert claims against FH Partners, L.P. and FirstCity Servicing Corporation for breach of contract, conversion, civil conspiracy, tortious interference with prospective economic relationships and usury related to FH Partners, L.P. and FirstCity Servicing Corporation treating the loans that FH Partners, L.P. purchased from State Bank as being in default, retaining payments delivered to the lockbox for the loan, retaining mortgage loan files that the Plaintiffs allege were unrelated to the loan agreement, interfering with contracts and relationships of the Plaintiffs by such actions, and charging interest higher than the maximum amount allowed under the Texas Finance Code.  The Plaintiffs additionally seek recovery of statutory penalties under the Texas Finance Code and attorney’s fees.  The Plaintiffs have made additional claims against the other defendants alleging promissory estoppel, fraud and business disparagement.  No discovery has occurred in the lawsuit.  FirstCity intends to contest the case vigorously.  FirstCity does not have sufficient information to estimate any potential liability or probability of liability, but is unaware of any factual or legal basis for liability.

(13)  Related Party Transactions

In February 2007, the Company, through its subsidiary ABL, acquired a portfolio of SBA loans from Prosperity Bank for $36.8 million.  FirstCity Directors, Robert E. Garrison II and D. Michael Hunter also serve as Directors of Prosperity Bank.

During the second quarter 2007, FirstCity entered into a special situations platform that will buy or finance distressed debt and companies, originate junior and senior bridge loans, and execute lower middle market buyouts through its 80% investment in FirstCity Denver Investment Corp.   The other 20% interest in FirstCity Denver Investment Corp. is owned by Crestone Capital LLC, a Colorado limited liability company owned by Richard W. Horrigan and Stephen C. Schmeltekopf.  Richard W. Horrigan, President of FirstCity Denver Investment Corp., and Stephen C. Schmeltekopf, Senior Vice President of FirstCity Denver Investment Corp., are employees of FirstCity Denver Investment Corp. and have employment contracts with FirstCity Denver Investment Corp.  Stephen Schmeltekopf is the brother of Andrew Schmeltekopf, Senior Vice President of FirstCity Servicing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

FirstCity is a financial services company engaged in one principal reportable segment — Portfolio Asset acquisition and resolution.  The Portfolio Asset acquisition and resolution business involves acquiring portfolios of loans, real estate and other assets or single assets and investment in similar assets (collectively referred to as “Portfolios” or “Portfolio Assets”) generally at a discount to their legal principal balance or appraised value, and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries, and the origination of loans secured by similar assets.

During the second quarter of 2007, the Company recorded net earnings to common stockholders on a diluted basis of $1.8 million or $.16 per common share. The operating contribution from the Portfolio Asset acquisition and resolution segment was $4.3 million compared with $2.5 million for the same period in 2006.  Corporate overhead increased by $1.2 million during the quarter to $2.5 million compared to $1.3 million during the same period in 2006, primarily due to $.8 million in fees related to an independent investigation authorized by the audit committee, which concluded in the second quarter as previously disclosed.  See Results of Operations for a more detailed review of the second quarter 2007 compared to the second quarter 2006.

The Company invested $25.2 million in portfolio acquisitions during the quarter.  FirstCity also invested $1.1 million in SBA loan originations and advances as well as $3.0 million in the form of advances on loans receivable under the new special situations platform, FirstCity Crestone, which was formed in April 2007. Earning assets (equity investments, inventory, loans receivable, and interest receivable) totaled $293.5 million at quarter end.  FirstCity is currently evaluating 25 different transactions representing over $1.5 billion in face value of assets.

The revenues for the second quarter were positively impacted by $1 million as a result of increases in expected cash flows in wholly-owned portfolios with a book value of $62.7 million and certain portfolios held in acquisition partnerships with a book value of $21.3 million. Management will increase income accrual rates on portfolios that experience increases in cash flows as the portfolios mature. The majority of the $84 million in book value of portfolios that contributed to this increase in interest income from portfolio assets ($.8 million) and Equity in earnings of investments ($.2 million) were purchased within the last 18 months. Management may make additional adjustments to income accrual rates in the future if facts and circumstances warrant it.

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

The second quarter earnings were also negatively impacted by provisions net of recoveries for loan losses of $.5 million, of which $.7 million was on wholly-owned domestic portfolios.  The difference of ($.2) million represents net recoveries primarily from domestic acquisition partnerships.  The Company experiences fluctuations in estimated cash flows from time to time and does not believe that these provisions are indicative of any negative trend.

FirstCity is negotiating a $50 million increase in its loan facility with Bank of Scotland under FirstCity’s Revolving Credit Agreement dated as of November 12, 2004, from $175 million to $225 million, a $50 million increase in the acquisition facility provided to FH Partners L.P., a wholly-owned affiliate of FirstCity, under the Revolving Credit Agreement dated as of August 26, 2005, from $50 million to $100 million, and a new $25 million loan facility with BoS (USA), Inc., an affiliate of Bank of Scotland, which would be subordinated to the Revolving Credit Agreement provided to FirstCity by Bank of Scotland.  FirstCity believes that the increased funding with the Bank of Scotland and BoS (USA), Inc. will be completed on a timely basis to accommodate future acquisitions and continued growth. FirstCity management believes that the current negative market conditions related to sub prime/finance companies has not had an effect on the Company’s liquidity and ability to continue to grow the business. FirstCity Financial is not reliant on Wall Street for operating capital but rather has a strong relationship with Bank of Scotland and expects completion of the amendments contemplated without complications in the next few weeks.  There can be no assurance that FirstCity can obtain the additional financing from the Bank of Scotland or any other lender.

As a result of the significant period to period fluctuations in the revenues and earnings and losses of the Company’s Portfolio Asset acquisition and resolution business, period to period comparisons of the Company’s results of continuing operations may not be meaningful.

Components of the results for the three and six month periods ended June 30, 2007 and 2006, respectively, are detailed below (dollars in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Portfolio Asset Acquisition and Resolution	$4,313	$2,549	$6,183	$5,877
Corporate overhead	(2,507)	(1,286)	(5,292)	(2,517)
Earnings from continuing operations	1,806	1,263	891	3,360
Loss from discontinued operations	—	—	—	(75)
Net earnings to common stockholders	$1,806	$1,263	$891	$3,285
Diluted earnings per common share	$0.16	$0.11	$0.08	$0.27

Results of Operations

The following discussion and analysis is based on the segment reporting information presented in note 8 of the Consolidated Financial Statements of the Company and should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

Second Quarter 2007 Compared to Second Quarter 2006

The Company reported net earnings of $1.8 million in the second quarter of 2007 compared to net earnings of $1.3 million in the second quarter of 2006. On a per share basis, diluted net earnings to common stockholders were $.16 in the second quarter of 2007 compared to $.11 diluted net earnings in the second quarter of 2006.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset acquisition and resolution segment was $4.3 million in the second quarter of 2007 compared to $2.5 million in the second quarter of 2006. FirstCity invested $25.2 million in Portfolio acquisitions during the second quarter of 2007, of which $13.5 million and $11.7 million were acquired through Acquisitions Partnerships and wholly-owned Portfolios, respectively, compared to $18.9 million in the second quarter of 2006, which was comprised of $3.3 million through Acquisition Partnerships and $15.6 million through wholly-owned Portfolios.  The quarter-end investment in Portfolio Assets increased to $122.6 million at June 30, 2007, from $58.0 million at June 30, 2006, as a result of acquisitions of approximately $101.5 million since the second quarter of 2006. In addition to the portfolio acquisitions during the second quarter of 2007, FirstCity invested $1.1 million in SBA loan originations and advances as well as $3.1 million in the form of advances on loans receivable.

Servicing fee revenues.  Servicing fee revenues were $3.0 million in the second quarter of 2007 compared to $2.9 million in the second quarter of 2006.

Income from Portfolio Assets.  Income from Portfolio Assets increased to $5.7 million in the second quarter of 2007 from $2.9 million in the second quarter of 2006 due to increased purchases of portfolio assets.  FirstCity’s average investment in wholly owned portfolio assets was $121.9 million and $52.4 million during the second quarters of 2007 and 2006, respectively.

Gain on sale of SBA loans held for sale.  The Company recorded gains on the sale of SBA loans of $.3 million during the second quarter of 2007.  The Company’s basis in SBA loans sold was $8.2 million.  Gains on SBA loan sales reflect the participation in the SBA’s guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 85 percent of the principal of a qualifying loan. The Company usually sells the guaranteed portion of the loan into the secondary market and retains the unguaranteed portion.

Interest income from SBA loans.  Interest income from SBA loans was $.6 million during the second quarter of 2007 as a result of the SBA portfolio acquisition in February 2007.

 Interest income from affiliates.  Interest income from affiliates decreased to $.1 million in the second quarter of 2007 from $.5 million in the second quarter of 2006 due to the conversion of loans to equity as part of the restructure of investments in Mexico during the third quarter 2006, which reduced the amount of loans outstanding and the corresponding income.

Interest income from loans receivable - other.   Interest income from loans receivable — other was $1.0 million in the second quarter of 2007 and relates to loans originated in the latter half of 2006 which included loans to a Canadian real estate company, and two domestic real estate companies.

Other income. Other income remained relatively flat from quarter to quarter.

Expenses.  Operating expenses were $11.2 million and $5.5 million in the second quarters of 2007 and 2006, respectively.  Below is a discussion of the major components.

Interest and fees on notes payable were $4.7 million and $1.9 million in the second quarters of 2007 and 2006, respectively. The average debt for the quarter increased to $224.8 million in the second quarter of 2007 from $88.5 million in the second quarter of 2006, and the average cost of borrowing decreased to 8.31% in 2007 compared to 8.8% in 2006.

Salaries and benefits increased 20.8% to $3.0 million in the second quarter of 2007 from $2.5 million in the second quarter of 2006, primarily due to additional salaries related to ABL and FirstCity Crestone in 2007 of $268,000 and $101,000 respectively. In Latin America, costs associated with legal staff were absorbed into payroll during the third quarter of 2006 resulting in an increase to salaries during the second quarter of 2007.  These increases were partially offset by a reduction of $84,000 due to closing FirstCity Servicing of Minnesota in the second quarter of 2006. The total number of personnel within the Portfolio Asset acquisition and resolution segment were 185 and 179 at June 30, 2007 and 2006, respectively.

The provision (recovery) for loan and impairment losses was $746,000 compared to ($58,000) at June 30, 2007 and 2006, respectively primarily due to a decrease in the net present value of cash flows related to certain assets within one domestic partnership.

Occupancy, data processing, communication and other expenses increased to $2.7 million for the second quarter of 2007 from $1.2 million in the second quarter of 2006 primarily due to servicing costs in Chile and increased property taxes related to a domestic partnership of $213,000 and $493,000, respectively.  In addition, foreign exchange losses of $265,000 occurred during the second quarter of 2007 compared to $239,000 foreign exchange gains for the same period in 2006.

Minority interest remained relatively flat from quarter to quarter.

Equity in earnings of investments.  Equity in earnings of investments increased to $4.3 million in the second quarter of 2007 compared to $1.4 million in the second quarter of 2006, primarily as a result of increased equity in earnings from Acquisition Partnerships to $3.7 million in the second quarter of 2007 from $1.1 million in the second quarter of 2006. Following is a discussion of equity earnings from Acquisition Partnerships by geographic region.

•             Domestic — Equity in earnings of domestic Acquisition Partnerships was $1.1 million in the second quarter of 2007 compared to $1.6 million in the second quarter of 2006.  These partnerships reflected net earnings of $2.5 million in the second quarter of 2007 compared to $3.4 million in 2006. Collections on Portfolio Assets decreased to $25.3 million in the second quarter of 2007 from $43.8 million in 2006. This decrease was due in part to income from Portfolio Assets in 2006 being generated primarily from loans acquired prior to 2005, whereas income in 2007 was generated primarily from loans acquired after 2004.  Income from Portfolio Assets acquired after 2004 is less sensitive to collections than from Portfolio Assets acquired prior to 2005.  For Portfolios acquired after 2004, income is recognized ratably over the remaining life of the Portfolio based on an expected yield.  For nonperforming loans acquired prior to 2005, income is recognized to the extent that collections exceed a pro rata portion of allocated cost from the pool.  These partnerships also reflected net provisions, (recoveries) of ($516,000) million in the second quarter of 2007 compared to $567,000 in the second quarter of 2006.

•             Latin America — Equity in earnings (loss) of Acquisition Partnerships located in Latin America was $.9 million in the second quarter of 2007 compared to ($1.6) million in 2006, primarily due to foreign exchange gains. These partnerships reflected net earnings of $8.0 million in the second quarter of 2007 compared to net losses of $16.2 million in 2006. During the second quarter of 2007, the partnerships recorded provisions net of recoveries of allowance for loan losses of $.6 million compared to $1.9 million during the second quarter of 2006. The partnerships recorded $3.6 million of foreign exchange gains in the second quarter of 2007 compared to $14.9 million of foreign exchange losses in 2006 (of which $.5 million gains and $1.3 million losses were included in equity earnings, respectively).

•             Europe — Equity in earnings of Acquisition Partnerships located in Europe increased to $1.7 million in the second quarter of 2007 compared to $1.1 million in 2006 primarily due to increased earnings as a result of new investments in Europe since June 2006.  These partnerships recorded $33,000 in provisions net of recoveries during the second quarter of 2007 compared to net recoveries of ($640,000) during the same period in 2006. FirstCity recorded $204,000 in foreign currency transaction losses and $324,000 in foreign currency transaction gains (included in other expenses) relating to investments in Europe during the second quarter of 2007 and 2006, respectively.

Other Items Affecting Operations

The following items affect the Company’s overall results of operations and are not directly related to the Portfolio Asset acquisition and resolution business discussed above.

Corporate overhead.    Net corporate overhead expenses (excluding taxes) increased to $2.4 million in the second quarter of 2007 compared to $1.3 million in the second quarter of 2006 primarily due to $824,000 in expenses incurred during the second quarter of 2007 relating to the investigation authorized by the audit committee, and an increase in accounting fees to $.4 million from $.2 million in the second quarters of 2007 and 2006, respectively.

Income taxes.  Provision for income taxes was $146,000 and $22,000 in the second quarters of 2007 and 2006, respectively, and related primarily to state income taxes during both periods. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in the second quarters of either 2007 or 2006.

First Six Months of 2007 Compared to First Six Months of 2006

The Company reported earnings from continuing operations of $.9 million in the first six months of 2007 compared to $3.4 million for the same period of 2006. Net earnings to common stockholders were $.9 million in the first six months of 2007 compared to $3.3 million in the first six months of 2006. On a per share basis, diluted net earnings to common stockholders were $.08 in the first six months of 2007 compared to $.27 in the first six months of 2006.

Portfolio Asset Acquisition and Resolution

The operating contribution in the first six months of 2007 was $6.2 million compared to $5.9 million for the same period last year.   FirstCity invested $94.7 million in Portfolio and SBA acquisitions during the first six months of 2007, of which $17.4 million, $40.5 million and $36.8 million were acquired through Acquisitions Partnerships, wholly-owned Portfolios and SBA loans acquired by ABL, respectively, compared to $42.3 million in the first six months of 2006, which was comprised of $20.8 million through Acquisition Partnerships and $21.5 million through wholly-owned Portfolios.  The investment in Portfolio Assets increased to $122.6 million at June 30, 2007, from $58.0 million at June 30, 2006, as a result of acquisitions of approximately $101.5 million since June 30, 2006. In addition to the portfolio acquisitions during the first six months of 2007, FirstCity invested $4.0 million in a servicing entity as well as $6.9 million in the form of advances on loans receivable and $1.1 million in SBA loan originations and advances.

Servicing fee revenues.  Servicing fee revenues increased 1.4% to $5.6 million in the first six months of 2007 from $5.5 million in the first six months of 2006. Service fees from the Latin American partnerships increased by $.3 million, or 9.5%, as a result of a third party contract in Brazil that began in January 2007.  For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin of 10%.  Service fees from the domestic Acquisition Partnerships decreased slightly to $1.7 million in the first six months of 2007 compared to $2.0 million in the same period in 2006.

Income from Portfolio Assets.  Income from Portfolio Assets increased to $10.7 million in the first six months of 2007 compared to $5.0 million in the first six months of 2006, primarily due to increased purchases in wholly owned acquisitions. FirstCity’s average investment in wholly-owned portfolio assets was $114.9 million and $50.2 million during the first six months of 2007 and 2006, respectively.

Gain on sale of SBA loans held for sale.  The Company recorded gains on the sale of SBA loans of $.6 million during the first six months of 2007.  The Company’s basis in SBA loans sold was $14.9 million.  Gains on SBA loan sales reflect the participation in the

SBA’s guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 85 percent of the principal of a qualifying loan.

Interest income from SBA loans.  Interest income from SBA loans was $.9 million during the first six months of 2007 as a result of the SBA portfolio acquisition in February 2007.

Interest income from affiliates.  Interest income from affiliates decreased to $.3 million in the first six months of 2007 compared to  $.9 million in the first six months of 2006 primarily due to the conversion of loans to equity as part of the restructure of investments in Mexico during the third quarter 2006, which reduced the amount of loans outstanding and the corresponding income.

Interest income from loans receivable - other.  Interest income from loans receivable — other was $1.9 million in the first six months of 2007 and relates to loans originated in the latter half of 2006 which included loans to a Canadian real estate company and two domestic real estate companies.

Other income.  Other income remained flat at $.8 million in the first six months of 2007 compared to $.8 million in 2006.

Expenses.  Operating expenses were $20.7 million in the first six months of 2007 compared to $11.3 million in the first six months of 2006.  The following is a discussion of the major components.

Interest and fees on notes payable increased to $8.9 million in the first six months of 2007 from $3.7 million in the first six months of 2006. The average debt for the period increased to $211.4 million in the first six months of 2007 from $87.5 million in the first six months of 2006, and the average cost of borrowing increased to 8.44% in 2007 from 8.35% in 2006.

Salaries and benefits increased to $6.1 million in the first six months of 2007 from $5.4 million in the first six months of 2006, primarily due to additional salaries related to ABL and FirstCity Crestone in 2007 of $502,000 and $101,000; respectively. In Latin America, costs associated with legal staff were absorbed into payroll the third quarter of 2006 resulting in an increase to salaries during the first six months of 2007.  These increases were partially offset by a reduction of $190,000 due to closing FirstCity Servicing of Minnesota in the second quarter of 2006. The total number of personnel within the Portfolio Asset acquisition and resolution segment were 185 and 179 at June 30, 2007 and 2006, respectively.

The provision for loan and impairment losses was $1.1 million in the first six months of 2007 compared to $51,000 in 2006.

Occupancy, data processing, communication and other expenses increased to $4.6 million in the first six months of 2007 compared to $2.2 million in the first six months of 2006 primarily due to increased foreign exchange losses of $481,000 in the first six months of 2007 compared to foreign exchange gains of $581,000 in the first six months of 2006.

Minority interest was ($123,000) and ($62,000) for the first six months of 2007 and 2006, respectively.  The difference between the quarters is primarily as result of the Company’s 60% ownership in a Chilean acquisition partnership, which was acquired in the third quarter of 2006.

Equity in earnings of investments.  Equity in earnings of investments increased 22.6% to $6.2 million in the first six months of 2007 compared to $5.0 million in the first six months of 2006 as a result of an increase in equity in earnings of Acquisition Partnerships of 13.2% to $5.5 million in the first six months of 2007 from $4.8 million in the first six months of 2006.  Additionally, equity in earnings of servicing entities increased to $.7 million in the first six months of 2007 from $.2 million in the first six months of 2006.  Following is a discussion of equity earnings in Acquisition Partnerships by geographic region.  See note 6 to the consolidated financial statements for a summary of revenues and earnings of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships.

•             Domestic — Equity in earnings of domestic Acquisition Partnerships decreased 64.6% to $1.4 million in the first six months of 2007 from $3.9 million in the first six months of 2006. These partnerships reflected net earnings of $3.1 million in the first six months of 2007 compared to $8.0 million in the first six months of 2006. This decrease was due in part to income from Portfolio Assets in 2006 being generated primarily from loans acquired prior to 2005, whereas income in 2007 was generated primarily from loans acquired after 2004.  Collections on Portfolio Assets decreased to $42.5 million in the first six months of 2007 from $67.1 million in the first six months of 2006. Income from Portfolio Assets acquired after 2004 is less sensitive to collections than from Portfolio Assets acquired prior to 2005.  For Portfolios acquired after 2004, income is recognized ratably over the remaining life of the Portfolio based on an expected yield.  For nonperforming loans acquired prior to 2005, income is recognized to the extent that collections exceed a pro rata portion of allocated cost from the pool.  These partnerships also reflected provisions, net of recoveries, of $963,000 in the first six months of 2007 compared to $1.2 million in the first six months of 2006.

•             Latin America — Equity in earnings (losses) of Latin American Acquisition Partnerships were $.9 million in the first six months of 2007 and ($1.1) million in 2006. These partnerships reflected earnings of $6.6 million in the first six months of 2007 compared to losses of ($12.3) million in 2006. During the first six months of 2007, the partnerships recorded provisions net of recoveries of allowance for loan losses of $4.9 million compared to $.54 million during the first six months of 2006. Provisions for the second quarter of 2007 are primarily due to certain portfolios in Mexico, where the overall projected cash collections increased, but the net present value decreased due to extending the anticipated period of collection. The partnerships recorded $3.3 million of foreign exchange gains in the first six months of 2007 compared to $13.2 million of foreign exchange losses in 2006 (of which $.4 million gains and $1.1 million losses were included in equity earnings, respectively).

•             Europe — Equity in earnings of Acquisition Partnerships located in Europe was $3.2 million in the first six months of 2007 compared to $2.1 million in 2006 primarily due to collections related to portfolio assets acquired in the fourth quarter of 2006.  During the first six months of 2007 and 2006, FirstCity also recorded $.4 million losses and $.7 million gains, respectively, in foreign currency transactions (included in other expenses) relating to investments in Europe.

Other Items Affecting Operations

The following items affect the Company’s overall results of operations and are not directly related to the Company’s Portfolio Asset acquisition and resolution business discussed above.

Corporate overhead.  Corporate overhead expenses (excluding taxes) increased to $5.1 million in the first six months of 2007 from $2.5 million in the first six months of 2006, primarily due to $2.0 million expenses incurred during the first six months of 2007 relating to the investigation authorized by the audit committee.

Income taxes.  Provision for income taxes was $.3 million in the first six months of 2007 compared to $.1 million in the first six months of 2006 and related primarily to state income taxes.  Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in either of the first six months of 2007 or 2006.

Discontinued Operations. There were no additional losses from discontinued mortgage operations during the first six months of 2007 compared to $75,000 in the first six months of 2006. At June 30, 2007, the only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction.

Financial Condition

Major changes in FirstCity’s financial condition resulted from the following:

Consolidated assets of $341.6 million at June 30, 2007, were $44.0 million higher than that at December 31, 2006, primarily due to increases in Portfolio Assets and SBA loans. Portfolio Assets increased by $13.9 million as a result of acquisitions made during 2007.  SBA loans increased by $19.3 million.

Consolidated liabilities of $235.9 million as of June 30, 2007, were $42.2 million higher than that at December 31, 2006. Total notes payable increased by $40.6 million and reflected advances of $117.0 million primarily for portfolio acquisitions, net of repayments of $77.7 million.

Portfolio Asset Acquisition and Resolution

Aggregate acquisitions by the Company are as follows (in thousands):

	Purchase Price	FirstCity Investment
First six months of 2007	$170,202	$94,748
Total 2006	296,990	144,048
Total 2005	146,581	71,405
Total 2004	174,139	59,762
Total 2003	129,192	22,944
Total 2002	171,769	16,717

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

ABL, a subsidiary of FirstCity, has a $40 million revolving loan facility with Wells Fargo Foothill, LLC (“WFF”), as most recently amended on July 30, 2007, for the purpose of financing and acquiring SBA loans.  The obligations under this facility are secured by substantially all of the assets of ABL.  At June 30, 2007, the balance of this facility was $13.1 million.  In connection with the first amendment to this facility on February 27, 2007, FirstCity provided WFF with an unconditional guaranty, up to a maximum of $5 million plus enforcement cost, of the obligations of ABL under the loan facility that relate to funds in the amount of $31.7 advanced by WFF to ABL in connection of a portfolio of SBA loans in February 2007.  This guaranty will remain in effect until the obligations incurred in connection with the advance related to the acquisition of the portfolio of SBA loans are paid in full.

On July 30, 2007, ABL and WFF entered into a second amendment to the existing loan facility, which amended certain covenants under the loan facility.  This amendment made the following changes to the existing loan facility effective as of June 30, 2007: (i) reduced the minimum tangible net worth requirement for the fiscal quarter ending June 30, 2007, and for each quarter thereafter; (ii) revised the definition of minimum net interest coverage ratio applicable to a portfolio of acquired performing SBA loans and added an additional covenant requiring a ratio of 1.25 to 1.0 for net interest coverage for all of the loans owned by American; (iii) amended the requirements for bad debt reserves for the portfolio of acquired SBA loans; (iv) amended the delivery requirement for information and reports related to sales of SBA loans; (v) deleted the requirement for delivery of statements of cash flows with monthly financial statements; and (vi) extended to June 30, 2008, the time period before (a) a facility fee of one-quarter of one percent (0.25%) per annum will be charged for non-use of the available maximum credit line, (b) the concentration limit of 7.5% for non-guaranteed SBA loans would be applicable, and (c) the concentration limit of 30% for non-guaranteed SBA loans owed by borrowers whose business activities fall within a single industry is applicable.  The primary terms and key covenants of this revolving loan facility, as amended, are as follows:

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

•                  provides for a borrowing base for the portfolio of SBA loans acquired in February 2007 by which (a) the sum of (1) up to one hundred percent (100%) of the net eligible SBA guaranteed performing loans acquired by ABL in February 2007, (provided, that such percentage shall be reduced by five percent (5%) on November 1, 2007 and on the first day of each month thereafter), plus (2) up to eighty percent (80%) of the net eligible non-guaranteed performing loans acquired by ABL, exceeds (b) the sum of (1) any reserves with respect to acquired performing loans related to the bank products, plus (2) the aggregate amount, if any, of loan reserves then established and outstanding, plus (3) the aggregate amount of any other reserves established by WFF;

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

At June 30, 2007, the Company had $38.5 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt.  Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was $156,000 for the six months ended June 30, 2007 and ($1.5) million for the same period in 2006.

On September 22, 2006, FirstCity NPL S.A., a Chilean affiliate of FirstCity Chile Ltda and FirstCity, entered into a revolving line of credit with a maximum loan amount in Chilean pesos equivalent to $10.0 million U.S. Dollars with CORPBANCA Sociedad Anónima Bancaria (“CB”) to finance the purchase of delinquent and due accounts.  The revolving line of credit was structured by Corpbanca Asesorías Financieras S.A. (“CAF”).  Pursuant to the terms of the credit facility, FirstCity NPL S.A. was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At June 30, 2007, FirstCity had a letter of credit in the amount of $4.6 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $4.6 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a revolving line of credit with a maximum loan amount of 148,096,800 Mexican pesos with Banco Santander, S.A., which was equivalent to $13.7 million U.S. dollars at June 30, 2007.   The proceeds were used to pay down the acquisition facility with the Bank of Scotland.  Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At June 30, 2007, FirstCity had a letter of credit in the amount of $14.1 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $14.1 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

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

Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Company and its subsidiaries currently have credit facilities providing for borrowings in an aggregate principal amount of $296 million, and outstanding borrowings of $228 million as of June 30, 2007.

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

The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of July 31, 2007, and the outstanding borrowings under such facilities as of June 30, 2007.

Credit Facilities

	Funded and Unfunded Commitment Amount as of July 31, 2007	Outstanding Borrowings as of June 30, 2007	Interest Rate	Other Terms and Conditions
	(Dollars in millions)
Bank of Scotland $175 million portfolio acquisition and working capital facility (1)	$175	$147	LIBOR + 2.0% - 2.50%	Secured by equity interests and other assets of FirstCity, matures November 2010

Bank of Scotland $50 million portfolio acquisition - revolving credit	50	42	LIBOR + 2.0%	Secured by assets of FH Partners, L.P. and guaranteed by the Company, matures November 2008

American Bank term loan for portfolio acquisition by FC Washington	2	2	Fixed 5.625%	Secured by assets of FC Washington and guaranteed by the Company, matures 2008

Participation payable	1	1	32.56% imputed rate	Participation agreement on 33% of net cash flows received on one portfolio

CorpBanca revolving line of credit for Chilean portfolio acquisition	10	5	Rate based on monthly Chilean index rate plus .0625 % per month	Secured by Bank of Scotland letter of credit. Renewable every 30 days.

Banco Santander line of credit facility	13	13	Rate based on 28 day Mexican index rate plus 1.5%	Secured by Bank of Scotland letter of credit, matures November 2008

Wells Fargo Foothill, Inc. $40 million revolving loan facility	40	13	LIBOR + 2.625% or greater of Wells Fargo prime or 7.5%	Secured by assets of American Business Lending, Inc., matures December 2009.

The First National Bank of Central Texas term loan for portfolio acquisition by MPortfolio Corporation	5	5	LIBOR + 1.75%	Secured by assets of MPortfolio Corporation, matures June 2010.

Total	$296	$228

(1)          The Bank of Scotland facility allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $50 million.  At June 30, 2007, the Company had approximately $38.5 million outstanding under the Euro-denominated portion of this facility.

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

SBA loans receivable were $19.3 million at June 30, 2007 of which $3.8 million were related to the guaranteed portion of these loans.  The guaranteed portion is backed by the full faith and credit of the US Small Business Administration, and is generally sold into the secondary market.  Virtually all of the SBA loans have variable interest rates.  Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate change in interest rates would have a minimal effect on interest income from SBA loans for the second quarter of 2007. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

FirstCity had $228.4 million in debt outstanding at June 30, 2007. The Company is exposed to interest rate risk primarily through its variable rate debt, which totaled $226.8 million or 99% of the Company’s total debt. A 50 basis point change in interest rates would increase or decrease FirstCity’s interest expense by approximately $1.1 million annually.

Foreign Currency Risk

The Company currently has loans and equity investments in Europe, Latin America (i.e. Mexico, Argentina, Dominican Republic and Chile) and Canada.

In Europe and in Mexico, the Company’s investments are primarily in the form of equity and represent a significant portion of the Company’s total equity investments. As previously discussed, the revolving acquisition facility with Bank of Scotland for $175 million allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $50 million U.S. dollars. At June 30, 2007, the Company had $38.5 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe.  In November 2006, the Company acquired a line of credit facility with Banco Santander, S.A. that allows loans to be made up to a maximum of 148,096,800 Mexican pesos. At June 30, 2007, the Company had 148,096,800 in Mexican peso-denominated debt, which was equivalent to $13.7 million U.S. dollars..  Management of the Company feels that these loan agreements will help reduce the risk of adverse effects of currency changes on these investments.

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

		One U.S. dollar equals	Estimated decline in valuation of investments resulting from incremental depreciation of foreign currency of (dollars in thousands)
			5%	10%
Europe	EUR	0.74	$2,603	$4,978

Mexico	MXN	10.87	$2,035	$3,930

Argentina	ARS	3.09	$92	$179

Dominican Republic	DOP	33.69	$38	$73

Chile	CLP	527.80	$151	$287

Canada	CAD	1.06	$17	$33

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of

June 30, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.  The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, also evaluated whether any change in the Company’s internal controls over financial reporting or in other factors had occurred during the fiscal quarter covered by this report.  Based upon that evaluation, management concluded that there had been no such changes during the period covered by this report that have materially affected, or is reasonably likely to affect, the registrant’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as disclosed below, there have been no material developments with regard to any matters disclosed in the Company’s 2006 Annual Report on Form 10-K.

On March 20, 2007, Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively “Plaintiffs”) filed a First Amended Petition adding FH Partners, L.P. and FirstCity Servicing Corporation, each an indirectly wholly-owned subsidiary of FirstCity, and FirstCity Financial Corporation as defendants in a suit filed by Plaintiffs against State Bank and Cole Harmonson before the 98th Judicial District Court of Travis County, Texas.  FirstCity Financial Corporation was served with Plaintiff’s Notice of Nonsuit Without Prejudice in the suit on April 25, 2007.  In the First Amended Petition the Plaintiffs sought unspecified damages for breach of contract and conversion related to alleged breaches by FH Partners, L.P. and FirstCity Servicing Corporation in connection with a loan agreement related to a loan from State Bank to Plaintiffs that was purchased by FH Partners, L.P. from State Bank on December 22, 2006.  The Plaintiffs also raised other claims solely against the other defendants.  The Plaintiffs allege that they entered into a loan or line of credit with State Bank and that due to an error by State Bank the Plaintiffs borrowed more on the line of credit than was allowed under the borrowing base.  The Plaintiffs further allege that State Bank entered in an agreement with Plaintiffs that the default by Plaintiffs would be cured if the Plaintiffs pledged additional property to secure the loans and that the Plaintiffs would be allowed to borrow under the line of credit.  Plaintiffs allege that State Bank, and subsequently FH Partners, L.P., have refused to honor the agreement by State Bank concerning the pledge of the additional property.  On July 25, 2007, counsel for FH Partners received a Second Amended Petition in which the Plaintiffs allege that they have sustained actual damages of $165,000,000 as a result of the joint actions of State Bank, Cole Harmonson, FH Partners, L.P. and FirstCity Servicing Corporation.  The Plaintiffs assert claims against FH Partners, L.P. and FirstCity Servicing Corporation for breach of contract, conversion, civil conspiracy, tortious interference with prospective economic relationships and usury related to FH Partners, L.P. and FirstCity Servicing Corporation treating the loans that FH Partners, L.P. purchased from State Bank as being in default, retaining payments delivered to the lockbox for the loan, retaining mortgage loan files that the Plaintiffs allege were unrelated to the loan agreement, interfering with contracts and relationships of the Plaintiffs by such actions, and charging interest higher than the maximum amount allowed under the Texas Finance Code.  The Plaintiffs additionally seek recovery of statutory penalties under the Texas Finance Code and attorney’s fees.  The Plaintiffs have made additional claims against the other defendants alleging promissory estoppel, fraud and business disparagement.  No discovery has occurred in the lawsuit.  FirstCity intends to contest the case vigorously.  FirstCity does not have sufficient information to estimate any potential liability or probability of liability, but is unaware of any factual or legal basis for liability.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has a repurchase program approved by the Board of Directors in August 2006 for the repurchase of up to 1,000,000 shares of the Company’s common stock.  There were no repurchases in the second quarter of 2007.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

On June 29, 2007, FirstCity Financial Corporation (“FirstCity”) and Bank of Scotland, as agent for the lenders, entered into an Amendment No. 9 (the “FirstCity Amendment”) to the Revolving Credit Agreement dated November 12, 2004.  The FirstCity Amendment dated June 29, 2007, amended the existing $96,000,000 revolving credit facility which is used to finance acquisitions made by FirstCity, for the issuance of letters of credit and for working capital loans.  The FirstCity Amendment made the following changes to the existing loan facility: (i) amended provisions of the revolving credit agreement to allow loans to be made at fixed interest rates for periods of time agreed to by FirstCity and the Bank of Scotland; and (ii) amended the covenant for the Indebtedness to Tangible Net Worth ratio to require that the ratio be equal to or less than 3.50 to 1.00 for each fiscal quarter.  The obligations of FirstCity under the Revolving Credit Agreement are guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and are secured by security interests in substantially all of the assets of FirstCity and its wholly-owned subsidiaries.

On June 29, 2007, FH Partners, LLC, an indirect wholly-owned affiliate of FirstCity, and Bank of Scotland, acting through its New York branch, as agent for itself as lender, entered into an Amendment No. 1 (the “FH Partners Amendment”) to the Revolving Credit Agreement dated June 29, 2007.  The FH Partners Amendment dated June 29, 2007, amended the existing $50,000,000 revolving portfolio acquisition facility used by FH Partners, LLC to finance portfolio and asset purchases.  The Amendment made the following changes to the existing loan facility: (i) amended the requirement for the ratio of EBITDA to Interest Coverage to be not less than 1.50 to 1.00 for each twelve month period; and (ii) amended the requirement for the ratio of Indebtedness to Tangible Net Worth ratio to be equal to or less than 3.50 to 1.00 for each fiscal quarter.  The obligations of FH Partners, LLC under the loan facility are secured by all of the assets of FH Partners, LLC and are guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.

Nature of Material Relationship with Bank of Scotland

FirstCity has had a significant relationship with Bank of Scotland and The Governor and The Company of the Bank of Scotland (“BoS-UK”) and their subsidiaries since September 1997. FirstCity and its wholly-owned subsidiaries have entered into loan agreements with Bank of Scotland, BoS (USA) Inc. and BoS-UK from time to time since 1997.

Since December 2002, the Bank of Scotland provided a loan facility consisting of (i) a revolving acquisition loan facility providing for a maximum principal balance of loans outstanding at any time of $45,000,000, and (ii) a revolving loan facility in the maximum principal amount of $5,000,000 for corporate purposes. These facilities were secured by all of the assets of FirstCity and certain of its wholly-owned subsidiaries. The outstanding balances under those facilities were converted to loans under the revolving credit agreement between FirstCity and the Bank of Scotland dated November 12, 2004.  The revolving loan facilities were subsequently amended to provide for loans up to a maximum of $175,000,000 to finance acquisitions made by FirstCity and issuance of letters of credit and working capital.  This loan facility is being amended by the FirstCity Amendment.

On August 26, 2005, FH Partners, LLC, an indirect wholly-owned affiliate of FirstCity, and Bank of Scotland entered into a revolving credit agreement (the “FHP Revolving Credit Agreement”) that provides a $50,000,000 revolving portfolio acquisition facility for FH Partners, LLC to be secured by all of the assets of FH Partners, LLC. The loan facility is used by FH Partners, LLC to finance portfolio and asset purchases.  The obligations of FH Partners, LLC under the FHP Revolving Credit Agreement are guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.  The FHP Revolving Credit Agreement is being amended by the FH Partners Amendment.

In December 2002, in connection with an exchange offer to the holders of FirstCity’s New Preferred Stock, BoS-UK provided a non-recourse loan in the amount of $16,000,000 to FirstCity, which was used to pay the cash portion of the exchange offer to the holders of the New Preferred Stock, to pay expenses of the exchange offer and recapitalization, and to reduce FirstCity’s debt to Bank of Scotland and BoS (USA) Inc. (the “Senior Lenders”).  The $16,000,000 loan was secured by a 20% interest in Drive Financial Services LP (“Drive”) (64.51% of FirstCity’s remaining 31% interest in Drive) and other assets of FirstCity Consumer Corporation (“Consumer Corp.”) as were necessary and only to the extent to allow BoS-UK to realize the security interest in the 20% interest in Drive. In connection with the $16,000,000 loan, FirstCity agreed to pay a contingent fee to BoS-UK equal to 20% of all amounts received by FirstCity and Consumer Corp. upon any sale of the 20% interest in Drive or any receipt of distributions from Drive related to the 20% ownership interest, once such payments exceeded $16,000,000 in the aggregate.  The outstanding principal and accrued interest of $16,003,947 under the $16,000,000 loan was paid in full on November 1, 2004, in connection with the sale of the 31% beneficial interest in Drive.

On November 1, 2004, FirstCity and certain of its subsidiaries completed the sale of a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA Drive GP Holdings LLC (“IFA-GP”), IFA Drive LP Holdings LLC (“IFA-LP”) and Drive Management LP (“MG-LP”) for a total purchase price of $108,478,300 in cash, which resulted in distributions and payments to FirstCity and Consumer Corp. in the aggregate amount of $86,800,000 in cash, from various sources. The proceeds of the sale were used in part to pay indebtedness owed to the Senior Lenders and BoS-UK.

BoS (USA) Inc. has a warrant to purchase 425,000 shares of FirstCity’s voting Common Stock at $2.3125 per share, which is subject to adjustment in the number of shares in the event of certain changes in the Common Stock, grants of options or issuance of convertible securities by FirstCity or certain corporate changes or reorganizations.  The warrant will expire on August 31, 2010, if it is not exercised prior to that date.

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

10.23*	—	Amendment No. 9 to Revolving Credit Agreement, dated as of June 29, 2007, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent

10.24*	—	Amendment No. 1 to Revolving Credit Agreement, dated June 29, 2007, among FH Partners, L.P., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent

10.25	—

Amendment No. 2 to Loan Agreement, dated as of July 30, 2007, by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 3, 2007)

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—

Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

32.2*	—

Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

Dated:  August 10, 2007

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

10.23*	—	Amendment No. 9 to Revolving Credit Agreement, dated as of June 29, 2007, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent

10.24*	—	Amendment No. 1 to Revolving Credit Agreement, dated June 29, 2007, among FH Partners, L.P., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent

10.25	—

Amendment No. 2 to Loan Agreement, dated as of July 30, 2007, by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 3, 2007)

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—

Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

32.2*	—

Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

*                    Filed herewith