Form 10-Q
period 2007-09-30
FIRSTCITY FINANCIAL CORP
filed 2007-11-09
CIK 828678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐     No ☒

The number of shares of common stock, par value $.01 per share, outstanding at November 5, 2007 was 10,786,837.

PART I

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$32,909	$18,472
Portfolio Assets, net	124,850	108,696
Loans receivable from Acquisition Partnerships held for investment	5,515	4,755
Loans receivable - SBA held for sale	2,478	—
Loans receivable - SBA held for investment, net	14,980	—
Loans receivable - other	22,829	23,991
Equity investments	93,258	112,357
Deferred tax asset, net	20,101	20,101
Service fees receivable ($624 and $917 from affiliates, respectively)	658	928
Loan servicing assets - SBA	904	—
Other assets, net	21,034	8,363
Total Assets	$339,516	$297,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable other	$222,529	$187,811
Minority interest	1,140	1,570
Other liabilities	8,353	4,389
Total Liabilities	232,022	193,770
Commitments and contingencies (note 13)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 11,326,937 and 11,316,937, respectively; shares outstanding: 10,786,837 and 10,786,637, respectively)	113	113
Treasury stock, at cost: 540,100 shares and 530,300 shares, respectively	(5,653)	(5,571)
Paid in capital	101,005	100,562
Retained earnings	10,962	7,417
Accumulated other comprehensive income	1,067	1,372
Total Stockholders’ Equity	107,494	103,893
Total Liabilities and Stockholders’ Equity	$339,516	$297,663

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Servicing fees ($2,163 and $4,602 from affiliates for the three month periods, respectively, and $7,344 and $9,954 from affiliates for the nine month periods, respectively)	$2,426	$4,679	$8,008	$10,182
Income from Portfolio Assets	5,743	2,547	16,463	7,551
Gain on sale of SBA loans held for sale, net	34	—	658	—
Interest income from SBA loans	752	—	1,666	—
Interest income from affiliates	147	294	413	1,189
Interest income from loans receivable - other	1,627	17	3,516	17
Other income	903	654	1,900	1,846
Total revenues	11,632	8,191	32,624	20,785
Expenses:
Interest and fees on notes payable — other	4,747	1,797	13,666	5,433
Interest and fees on notes payable to affiliates	—	2	—	22
Salaries and benefits	4,446	4,094	12,303	11,110
Provision (recovery) for loan and impairment losses	(136)	50	936	101
Occupancy, data processing, communication and other	2,238	2,688	10,469	6,165
Total expenses	11,295	8,631	37,374	22,831
Equity in earnings of investments	2,157	3,023	8,315	8,044
Gain on sale of subsidiaries and equity investments	207	2,378	207	2,405
Earnings from continuing operations before income taxes and minority interest	2,701	4,961	3,772	8,403
Income tax (expense) benefit	(134)	4	(437)	(140)
Minority interest	87	2	210	64
Earnings from continuing operations	2,654	4,967	3,545	8,327
Discontinued operations
Loss from discontinued operations	—	—	—	(75)
Income taxes	—	—	—	—
Net loss from discontinued operations	—	—	—	(75)
Net earnings	$2,654	$4,967	$3,545	$8,252
Basic earnings per common share are as follows:
Earnings from continuing operations	$0.25	$0.45	$0.33	$0.74
Discontinued operations	$—	$—	$—	$(0.01)
Net earnings to common stockholders	$0.25	$0.45	$0.33	$0.73
Weighted average common shares outstanding	10,790	11,104	10,789	11,239
Diluted earnings per common share are as follows:
Earnings from continuing operations	$0.23	$0.42	$0.31	$0.70
Discontinued operations	$—	$—	$—	$(0.01)
Net earnings to common stockholders	$0.23	$0.42	$0.31	$0.69
Weighted average common shares outstanding	11,379	11,711	11,402	11,875

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Dollars in thousands)

						Retained	Accumulated
						Earnings	Other	Total
	Common Stock		Treasury Stock		Paid in	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Equity

Balances, December 31, 2005	11,307,187	$113	—	$—	$99,843	$(2,058)	$1,013	$98,911
Cumulative effect of adjustments resulting from the adoption of SAB No. 108	—	—	—	—	—	(327)	—	(327)
Exercise of common stock options	9,750	—	—	—	68	—	—	68
Repurchase of common stock	—	—	530,300	(5,571)	—	—	—	(5,571)
Additional paid-in capital arising from stock option compensation expense	—	—	—	—	651	—	—	651

Comprehensive income:
Net earnings for 2006	—	—	—	—	—	9,802	—	9,802
Translation adjustments	—	—	—	—	—	—	359	359
Total comprehensive income								10,161
Balances, December 31, 2006	11,316,937	113	530,300	(5,571)	100,562	7,417	1,372	103,893
Exercise of common stock options	10,000	—	—	—	35	—	—	35
Repurchase of common stock	—	—	9,800	(82)	—	—	—	(82)
Additional paid-in capital arising from stock option compensation expense	—	—	—	—	408	—	—	408
Comprehensive income:
Net earnings for the first nine months of 2007	—	—	—	—	—	3,545	—	3,545
Translation adjustments	—	—	—	—	—	—	(305)	(305)
Total comprehensive income								3,240
Balances, September 30, 2007 (unaudited)	11,326,937	$113	540,100	$(5,653)	$101,005	$10,962	$1,067	$107,494

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$3,545	$8,252
Adjustments to reconcile net earnings to net cash used in operating activities:
Net loss from discontinued operations	—	75
Purchase of SBA loans held for sale	(19,406)	—
Payments applied to principal on SBA loans held for sale	693	—
Proceeds from the sale of SBA loans held for sale, net	17,123	—
Purchase of Portfolio Assets, net	(61,249)	(52,958)
Proceeds applied to principal on Portfolio Assets	60,814	30,996
Income from Portfolio Assets	(16,463)	(7,551)
Capitalized interest and costs on Portfolio Assets and loans receivable	(776)	(452)
Provision for loan and impairment losses	936	101
Equity in earnings of investments	(8,315)	(8,044)
Gain on sale of SBA loans held for sale	(658)	—
Gain on sale of subsidiaries and equity investments	(207)	(2,405)
Depreciation and amortization	402	391
Discount accretion on loans held for investment	(427)	—
Stock-based compensation expense related to stock options	408	467
Decrease in service fees receivable	270	7
Decrease (increase) in other assets	(5,938)	791
Change in debt imputed value	—	(293)
Increase (decrease) in other liabilities	1,533	(539)
Net cash used in operating activities	(27,715)	(31,162)
Cash flows from investing activities:
Property and equipment, net	(502)	(135)
Proceeds from sale of subsidiaries and equity investments	726	8,689
Cash paid for business combination, net of cash acquired	(5,629)	—
Net payments (advances) on loans receivable	1,837	(10,365)
Net increase in SBA loans held for investment	(15,104)	—
Contributions to Acquisition Partnerships and Servicing Entities	(22,352)	(39,406)
Distributions from Acquisition Partnerships and Servicing Entities	52,291	63,346
Net cash provided by investing activities	11,267	22,129
Cash flows from financing activities:
Borrowings under notes payable — other	142,549	106,569
Payments of notes payable to affiliates	—	(312)
Payments of notes payable — other	(111,593)	(91,566)
Repurchase of common stock	(82)	(5,571)
Proceeds from issuance of common stock	35	68
Net cash provided by financing activities	30,909	9,188
Net cash provided by continuing operations	14,461	155
Cash flows from discontinued operations:
Net cash used in operating activities	(24)	(20)
Net cash used in discontinued operations	(24)	(20)
Net increase in cash and cash equivalents	14,437	135
Cash and cash equivalents, beginning of period	18,472	12,901
Cash and cash equivalents, end of period	$32,909	$13,036
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,268	$4,636
Income taxes, net of refunds received	287	121

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Dollars in thousands, except per share data)

(Unaudited)

(1)  Basis of Presentation and Summary of Significant Accounting Policies

The Company

FirstCity Financial Corporation and subsidiaries (the “Company” or “FirstCity”) is a financial services company with offices throughout the United States, Mexico and Brazil, with a presence in France, Germany, Argentina and Chile. At September 30, 2007, the Company was engaged in one principal reportable segment - Portfolio Asset acquisition and resolution.  The portfolio asset acquisition and resolution business involves acquiring portfolios of loans, real estate and other assets or single assets and investment in similar assets (collectively referred to as “Portfolios” or “Portfolio Assets”) generally at a discount to their legal principal balance or appraised value, and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries, and the origination of loans secured by similar assets.

Basis of Presentation

The unaudited consolidated financial statements of FirstCity reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at September 30, 2007, its results of operations for the three and nine month periods ended September 30, 2007 and 2006 and cash flows for the nine month periods ended September 30, 2007 and 2006.  Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K.  Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to current consolidated financial statement presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include (i) the estimation of future collections on purchased Portfolio Assets used in the calculation of income from Portfolio Assets, (ii) interest rate environments, (iii) valuation of the deferred tax asset, and (iv) prepayment speeds and collectibility of loans receivable, loans held in securitization trusts, and service fees receivable. Actual results could differ materially from those estimates.

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to current consolidated financial statement presentation.  In all reporting prior to December 31, 2006, FirstCity reported loans receivable advances and loans receivable payments in cash flows from operating activities on the Consolidated Statements of Cash Flows.  Beginning in the fourth quarter of 2006, the Company reports these items in cash flows from investing activities.  Prior period amounts reported on the Consolidated Statements of Cash Flows have been adjusted to conform to this treatment which is required under GAAP.  The total amount thus reclassified was $10,365 for the nine months ended September 30, 2006.  Management believes that the changes in the Consolidated Statements of Cash Flows for the nine month period ended September 30, 2006 are immaterial relative to the financial statements taken as a whole.  These reclassifications have the following impact on the financial statements:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

Nine Months Ended
September 30,
2006

Statement of Cash Flows:
Cash flows from operating activities (as reported)	$(41,527)
Impact of reclassification on net loans receivable advances and payments	10,365

Cash flows from operating activities (as corrected)	$(31,162)

Cash flows from investing activities (as reported)	$32,494
Impact of reclassification on net loans receivable advances and payments
(10,365)
Cash flows from investing activities (as corrected)	$22,129

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

(3)  Discontinued Operations

Discontinued operations are comprised of two components previously reported as the Company’s residential and commercial mortgage banking business (“Mortgage”) and the consumer lending business conducted through the Company’s minority interest investment in Drive Financial Services LP (“Consumer”).  There was no income or loss from discontinued operations in the first nine months of 2007, and    ($75) in the first nine months of 2006.

Mortgage

At September 30, 2007, the only asset remaining from discontinued operations is from mortgage operations, and represents an investment security resulting from the retention of a residual interest in a securitization transaction. This security is in “run-off,” and the Company is contractually obligated to service these assets.  The cash flows are collected over a period of time and are valued using prepayment assumptions of 32% for fixed rate loans and 33% for variable rate loans. Overall loss rates are estimated at 14% of collateral.  The Company recorded provisions (recoveries) of ($24) and $54 in the first nine months of 2007 and 2006, respectively, for losses from discontinued mortgage operations.  Discontinued mortgage assets of $127 at September 30, 2007 are included in other assets.

Consumer

Liabilities from discontinued consumer operations of $320 consisted of state taxes payable at September 30, 2007, and are included in other liabilities.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

(4)  Portfolio Assets

Portfolio Assets are summarized as follows:

	September 30,	December 31,
	2007	2006
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$5,030	$6,163
Performing Portfolio Assets	2,935	5,166
Loans Acquired After 2004
Loans acquired with credit deterioration	100,843	84,550
Loans acquired with no credit deterioration	4,176	6,473
Outstanding balance	112,984	102,352
Allowance for loan losses	(997)	(333)
Carrying amount of loans, net of allowance	111,987	102,019

Real Estate Portfolios	10,859	4,574
Other	2,004	2,103
Portfolio Assets, net	$124,850	$108,696

Income from Portfolio Assets is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$325	$612	$1,193	$2,464
Performing Portfolio Assets	165	412	727	1,293
Loans Acquired After 2004
Loans acquired with credit deterioration	4,300	1,403	12,450	2,412
Loans acquired with no credit deterioration	417	93	1,113	277
Real Estate Portfolios	478	51	806	923
Other	58	(24)	174	182
Income from Portfolio Assets	$5,743	$2,547	$16,463	$7,551

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

The Company recorded a provision for loan and impairment losses on Portfolio Assets of approximately $757 for the nine month period ended September 30, 2007, which is comprised of a $93 impairment charge on real estate portfolios and a $664 allowance for loan losses, net of recoveries.  For the nine month period ended September 30, 2006, the Company recorded a provision for loan and impairment losses on Portfolio Assets of $101, which is comprised of a $24 impairment charge on real estate portfolios and a $77 allowance for loan losses.

During the third quarter of 2007, management determined that actual cash flows related to certain loan portfolios have exceeded management’s historical estimates.  The increase in estimated cash flows is a result of adjusting cash flows related to certain asset-level expenses, which are accounted for as period expenses and recognized in the period incurred.  Beginning with the third quarter of 2007, management is using estimated gross cash receipts net of estimated selling costs in the estimates of future cash flows.  As a result of this change in estimate, in the third quarter of 2007, the Company recognized net recoveries of loan loss provisions of $0.5 million.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

The changes in the allowance for loan losses on Portfolio Assets are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Beginning Balance	$(1,244)	$(197)	$(333)	$(163)
Provisions	(661)	(42)	(1,686)	(183)
Recoveries	908	14	1,022	106
Charge Offs	—	33	—	48
Ending Balance	$(997)	$(192)	$(997)	$(192)

Changes in accretable yield for loans acquired with credit deterioration are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Beginning Balance	$32,241	$9,660	$32,339	$3,765
Additions	6,549	9,710	9,785	16,614
Accretion	(3,505)	(980)	(10,086)	(1,984)
Reclassification from nonaccretable difference	(327)	(111)	4,838	(111)
Disposals	(1,005)	(423)	(2,924)	(428)
Translation adjustments	22	—	23	—
Ending Balance	$33,975	$17,856	$33,975	$17,856

Loans acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Face value at acquisition	$27,480	$132,926	$78,030	$176,566
Cash flows expected to be collected at acquisition	21,638	39,608	60,465	69,572
Basis in acquired loans at acquisition	15,089	29,898	50,680	52,958

(5)  Loans Receivable

Loans receivable from Acquisition Partnerships held for investment

Loans receivable from Acquisition Partnerships are summarized as follows:

	September 30,	December 31,
	2007	2006
Outstanding balance	$5,125	$4,598
Capitalized costs	390	157
Carrying amount of loans, net	$5,515	$4,755

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

The summary of activity in loans receivable from Acquisition Partnerships is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Beginning Balance	$5,084	$25,789	$4,755	$19,606
Advances	181	2,355	667	9,502
Payments received	(73)	(260)	(447)	(1,435)
Capitalized origination costs	89	173	233	334
Other noncash adjustments	—	(20,921)	—	(20,969)
Foreign exchange gains (losses)	234	8	307	106
Ending Balance	$5,515	$7,144	$5,515	$7,144

Loans receivable from Acquisition Partnerships held for investment are reported at their outstanding principal balances adjusted for net deferred loan origination and other capitalized costs and the allowance for loan losses.  Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding.  Loan origination fees and direct costs are amortized as level yield adjustments over the respective loan terms.  Unamortized net fees or costs are recognized upon early repayment of the loans.  Loans receivable from Acquisition Partnerships are secured by the assets/loans acquired by the partnerships with purchase money loans provided by affiliates of the investors to the partnerships to purchase the asset pools held in those entities. They are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows are sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment are necessary.

In August 2006, FirstCity completed a restructuring of its investments in Mexico in a transaction with American International Group, Inc. (“AIG”).  As a result, FirstCity eliminated substantially all of its loans receivable from Mexico acquisition partnerships.  Equity method losses were recorded to reduce the loans receivable from certain Mexican partnerships, in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee, and EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses.

Loans receivable - SBA held for sale

Loans receivable - SBA held for sale are summarized as follows:

	September 30,	December 31,
	2007	2006
Outstanding balance	$2,403	$—
Premiums	75	—
Carrying amount of loans, net	$2,478	$—

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

Changes in loans receivable — SBA held for sale are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Beginning Balance	$3,830	$—	$—	$—
Purchases of loans	—	—	18,355	—
Originations and advances of loans	227	—	1,051	—
Payments received	(282)	—	(693)	—
Loans sold	(1,267)	—	(15,806)	—
Discount, net	(30)	—	(429)	—
Ending Balance	$2,478	$—	$2,478	$—

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

Loans receivable - SBA held for investment, net

Loans receivable - SBA held for investment are summarized as follows:

	September 30,	December 31,
	2007	2006
Outstanding balance	$16,618	$—
Allowance for loan losses	(179)	—
Discounts, net	(1,461)	—
Capitalized origination costs	2	—
Carrying amount of loans, net	$14,980	$—

Changes in loans receivable — SBA held for investment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Beginning Balance	$15,480	$—	$—	$—
Purchases of loans	—	—	17,406	—
Originations and advances of loans	76	—	351	—
Payments received	(678)	—	(2,655)	—
Capitalized origination costs	—	—	2	—
Provision for SBA loan losses	(110)	—	(179)	—
Discount, net	212	—	55	—
Ending Balance	$14,980	$—	$14,980	$—

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

The Company measures loan impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan—an Amendment of FASB Statements No. 5 and 15 and No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures—an Amendment of FASB Statement No. 114. When management believes there is sufficient doubt as to the ultimate collectibility of interest on any loan, interest accruals are discontinued. These loans are evaluated for impairment by management based upon performance of the loans and other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the impairment.  The adequacy of the allowance for loan losses is reviewed by management quarterly and as adjustments become necessary, they will be reflected in operations during the periods in which they become known.  Considerations in this evaluation include past and current loss experience, risks inherent in the current portfolio and evaluation of commercial and real estate collateral as well as current economic conditions.  The Company analyzed the credit worthiness of the loans as of September 30, 2007 and recorded provisions of $179 to absorb expected losses.

Changes in the allowance for loan losses on loans receivable - SBA held for investment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Beginning Balance	$—	$—	$—	$—
Provisions	(110)	—	(179)	—
Recoveries	—	—	—	—
Charge Offs	—	—	—	—
Ending Balance	$(110)	$—	$(179)	$—

Loans receivable — Other

Loans receivable - other are summarized as follows:

	September 30,	December 31,
	2007	2006
Outstanding balance	$22,348	$24,152
Discounts, net	(18)	(161)
Capitalized costs	499	—
Carrying amount of loans, net	$22,829	$23,991

Changes in loans receivable — other are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Beginning Balance	$29,223	$—	$23,991	$—
Advances	—	2,298	6,646	2,298
Payments received	(6,444)	—	(8,703)	—
Capitalized costs	(2)	—	499	—
Discount, net	29	—	148	—
Foreign exchange gains (losses)	23	(6)	248	(6)
Ending Balance	$22,829	$2,292	$22,829	$2,292

Loans receivable — other are reported at their outstanding principal balances adjusted for unearned discounts, net deferred loan origination and other capitalized costs and the allowance for loan losses.  Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding.  Loan origination fees and direct costs are amortized as level yield adjustments over the respective loan terms.  Unamortized net fees or costs are recognized upon early repayment of the loans.  Loans receivable - Other are secured by real estate. These loans are evaluated for impairment by analyzing the expected future cash flows from the underlying

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

assets within each investment to determine that the cash flows are sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the investments will be sufficient to repay the loans and no allowances for impairment were necessary.

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

Condensed Combined Balance Sheets

	September 30,	December 31,
	2007	2006
Assets	$443,970	$457,173
Liabilities	$76,070	$100,973
Net equity	367,900	356,200
	$443,970	$457,173

Equity investment in Acquisition Partnerships	$82,636	$105,852
Equity investment in servicing entities	10,622	6,505
	$93,258	$112,357

Condensed Combined Summary of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income from Portfolio Assets	$25,379	$26,066	$70,215	$64,572
Other income	204	336	926	1,884
Revenues	25,583	26,402	71,141	66,456
Interest expense	2,588	4,931	8,396	11,239
Average cost (annualized)	14.47%	8.17%	13.86%	5.78%
Service fees	4,960	5,486	14,593	12,681
Provision for loan and impairment losses	685	514	7,349	1,236
Other operating costs	5,687	5,150	14,018	12,619
Foreign currency (gains) losses	5,368	(4,660)	2,046	8,558
Income and other taxes	25	2,484	(1,682)	3,895
Expenses	19,313	13,905	44,720	50,228
Net earnings	$6,270	$12,497	$26,421	$16,228

Equity in earnings of Acquisition Partnerships	$2,084	$2,992	$7,538	$7,811
Equity in earnings of servicing entities	73	31	777	233
	$2,157	$3,023	$8,315	$8,044

As discussed in Note 4, during the third quarter of 2007, management determined that actual cash flows related to certain loan portfolios have exceeded management’s historical estimates.  The increase in estimated cash flows is a result of adjusting cash flows related to certain asset-level expenses, which are accounted for as period expenses and recognized in the period incurred.  Beginning with the third quarter of 2007, management is using estimated gross cash receipts net of estimated selling costs in the Acquisition Partnerships’ estimates of future cash flows.  As a result of this change in estimate, in the third quarter of 2007, the Acquisition Partnerships recognized net recoveries of loan loss provisions of $1.0 million, of which the Company recognized $0.4 million.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

The assets and equity of the Acquisition Partnerships and equity investments in the Acquisition Partnerships are summarized by geographic region below. The WAMCO Partnerships represent limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.  MinnTex Investment Partners LP is considered to be a significant subsidiary of FirstCity.

	September 30,	December 31,
	2007	2006
Assets:
Domestic:
WAMCO Partnerships	$95,042	$116,634
MinnTex Investment Partners LP	57	71
Other	7,672	4,206
Latin America	209,217	167,407
Europe	131,982	168,855
	$443,970	$457,173

Equity:
Domestic:
WAMCO Partnerships	$65,208	$69,579
MinnTex Investment Partners LP	45	62
Other	4,175	2,614
Latin America	173,764	126,402
Europe	124,708	157,543
	$367,900	$356,200
Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$32,221	$34,203
MinnTex Investment Partners LP	15	20
Other	2,160	1,671
Latin America	21,527	18,640
Europe	26,713	51,318
	$82,636	$105,852

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings (loss) of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Domestic:
WAMCO Partnerships	$5,404	$6,719	$13,776	$21,218
MinnTex Investment Partners LP	167	353	610	1,242
Other	29	27	183	323
Latin America	11,702	14,382	31,144	27,206
Europe	8,281	4,921	25,428	16,467
	$25,583	$26,402	$71,141	$66,456

Net earnings (loss):
Domestic:
WAMCO Partnerships	$2,167	$3,233	$5,149	$10,538
MinnTex Investment Partners LP	150	321	557	1,118
Other	(227)	(460)	(529)	(590)
Latin America	833	6,307	7,396	(6,001)
Europe	3,347	3,096	13,848	11,163
	$6,270	$12,497	$26,421	$16,228
Equity in earnings (loss) of Acquisition
Partnerships:
Domestic:
WAMCO Partnerships	$1,102	$1,394	$2,445	$5,026
MinnTex Investment Partners LP	50	106	184	369
Other	(88)	(218)	(201)	(259)
Latin America	(62)	815	815	(316)
Europe	1,082	895	4,295	2,991
	$2,084	$2,992	$7,538	$7,811

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

Combining statements of operations for the WAMCO Partnerships follow. WAMCO 31 and WAMCO 33 are considered to be significant subsidiaries of FirstCity.

Three Months Ended September 30, 2007

	WAMCO	WAMCO	Other
	31	33	Partnerships	Combined
Income from Portfolio Assets	$180	$268	$4,902	$5,350
Other income, net	5	9	40	54
Revenues	185	277	4,942	5,404
Interest and fees expense — affiliate	—	—	—	—
Interest and fees expense — other	(76)	(8)	(527)	(611)
Provision for loan and impairment losses	41	17	(804)	(746)
Service fees — affiliate	(31)	(28)	(444)	(503)
General, administrative and operating expenses	(71)	(156)	(1,150)	(1,377)
Expenses	(137)	(175)	(2,925)	(3,237)
Net earnings (loss)	$48	$102	$2,017	$2,167

Three Months Ended September 30, 2006

	WAMCO	WAMCO	Other
	31	33	Partnerships	Combined
Income from Portfolio Assets	$294	$1,817	$4,431	$6,542
Other income, net	18	37	122	177
Revenues	312	1,854	4,553	6,719
Interest and fees expense — affiliate	—	—	(142)	(142)
Interest and fees expense — other	(160)	(199)	(738)	(1,097)
Provision for loan and impairment losses	120	126	(843)	(597)
Service fees — affiliate	(35)	(234)	(595)	(864)
General, administrative and operating expenses	(67)	(38)	(681)	(786)
Expenses	(142)	(345)	(2,999)	(3,486)
Net earnings (loss)	$170	$1,509	$1,554	$3,233

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

Nine Months Ended September 30, 2007

	WAMCO	WAMCO	Other
	31	33	Partnerships	Combined
Income from Portfolio Assets	$615	$1,976	$11,022	$13,613
Other income, net	19	30	114	163
Revenues	634	2,006	11,136	13,776
Interest and fees expense — affiliate	—	—	—	—
Interest and fees expense — other	(253)	(165)	(1,755)	(2,173)
Provision for loan and impairment losses	(42)	118	(1,785)	(1,709)
Service fees — affiliate	(95)	(244)	(1,590)	(1,929)
General, administrative and operating expenses	(214)	(320)	(2,282)	(2,816)
Expenses	(604)	(611)	(7,412)	(8,627)
Net earnings	$30	$1,395	$3,724	$5,149

Nine Months Ended September 30, 2006

	WAMCO	WAMCO	Other
	31	33	Partnerships	Combined
Income from Portfolio Assets	$1,524	$4,418	$13,820	$19,762
Other income, net	30	48	1,378	1,456
Revenues	1,554	4,466	15,198	21,218
Interest and fees expense – affiliates	—	—	(467)	(467)
Interest and fees expense – other	(584)	(823)	(1,014)	(2,421)
Provision for loan losses	—	(60)	(1,767)	(1,827)
Service fees – affiliate	(225)	(677)	(2,139)	(3,041)
General, administrative and operating expenses	(133)	(335)	(2,456)	(2,924)
Expenses	(942)	(1,895)	(7,843)	(10,680)
Net earnings	$612	$2,571	$7,355	$10,538

Statements of operations for MinnTex Investment Partners LP for the three and nine month periods ended September 30, 2007 and 2006 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income from Portfolio Assets	$167	$353	$610	$1,239
Other income	—	—	—	3
Revenues	167	353	610	1,242
Service fees — affiliate	(11)	(30)	(41)	(111)
General, administrative and operating expenses	(6)	(2)	(12)	(13)
Expenses	(17)	(32)	(53)	(124)
Net earnings	$150	$321	$557	$1,118

FirstCity holds variable interests in certain Acquisition Partnerships, which would be characterized as variable interest entities (“VIE”), as defined in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). However, FirstCity is not deemed to be the primary beneficiary of any of these entities based on the criteria set forth in FIN 46R. At September 30, 2007, FirstCity’s maximum exposure to loss as a result of its involvement with the VIEs is $55.4 million.

At September 30, 2007, the Company had $36.8 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation loss included in accumulated other comprehensive income relating to the Euro-denominated debt was $1.4 million for the nine months ended September 30, 2007 and $1.7 million for the same period in 2006.

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

Servicing rights are recognized as assets when the SBA loans are sold and the rights to service those loans are retained. The Company recorded net servicing assets of $904 during the first nine months of 2007 which included amortization of $123 and impairment net of recoveries of $5.  ABL retains servicing responsibilities and receives servicing fees of approximately 1%.

Changes in the Company’s amortized servicing rights are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Beginning Balance	$939	$—	$—	$—
Servicing Assets capitalized	23	—	1,032	—
Servicing Assets amortized	(53)	—	(123)	—
Ending Balance	$909	$—	$909	$—

Reserve for impairment of servicing assets:
Beginning Balance	$(48)	$—	$—	$—
Impairments	(5)	—	(53)	—
Recoveries	48	—	48	—
Charge Offs	—	—	—	—
Ending Balance	$(5)	$—	$(5)	$—

Ending Balance (net of reserve)	$904	$—	$904	$—

Fair value of amortized servicing assets:
Beginning balance	$891	$—	$—	$—
Ending balance	904	—	904	—

The Company relies primarily on a discounted cash flow model to estimate the fair value of its servicing rights.  This model calculates estimated fair value of the servicing assets using predominant risk characteristics of servicing assets such as discount rate, prepayment speed, weighted average life of the loans sold and the interest rate.  The estimated fair value of servicing was determined using discount rates of 9.75% to 11.19%, prepayment speeds of 15% and weighted average lives ranging from 75 to 299 months.  In

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized.

(8)  Segment Reporting

The Company is engaged in one reportable segment - Portfolio Asset acquisition and resolution.  The following is a summary of results of operations for the Portfolio Asset acquisition and resolution segment and reconciliation to earnings from continuing operations for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$2,426	$4,679	$8,008	$10,182
Income from Portfolio Assets	5,743	2,547	16,463	7,551
Gain on sale of SBA loans held for sale, net	34	—	658	—
Interest income from SBA loans	752	—	1,666	—
Interest income from affiliates	147	294	413	1,189
Interest income from loans receivable - other	1,627	17	3,516	17
Other	763	281	1,548	1,113
Total	11,492	7,818	32,272	20,052
Expenses:
Interest and fees on notes payable	4,747	1,799	13,666	5,455
Salaries and benefits	3,549	3,120	9,688	8,557
Provision (recovery) for loan and impairment losses	(136)	50	936	101
Occupancy, data processing, communication and other	1,136	2,002	5,779	4,194
Minority interest	(87)	(2)	(210)	(64)
Total	9,209	6,969	29,859	18,243
Equity in earnings of investments	2,157	3,023	8,315	8,044
Gain on sale of subsidiaries and equity investments	207	2,378	207	2,405
Operating contribution before direct taxes	$4,647	$6,250	$10,935	$12,258
Operating contribution, net of direct taxes	$4,680	$6,218	$10,863	$12,095

Corporate Overhead:
Salaries and benefits, occupancy, professional and other
income and expenses, net	2,026	1,251	7,318	3,768
Earnings from continuing operations	$2,654	$4,967	$3,545	$8,327

Revenues and equity in earnings of investments from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Domestic	$9,869	$4,953	$26,218	$16,344
Latin America	2,303	4,761	8,528	7,902
Europe	1,462	1,110	5,667	3,833
Other	15	17	174	17
Total	$13,649	$10,841	$40,587	$28,096

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

Total assets for the Portfolio Asset acquisition and resolution segment and a reconciliation to total assets are as follows:

	September 30,	December 31,
	2007	2006

Cash	$32,909	$18,472
Portfolio acquisition and resolution assets:
Domestic	202,622	158,147
Latin America	32,750	28,883
Europe	37,816	61,062
Other	379	2,272
Deferred tax asset, net	20,101	20,101
Other non-earning assets, net	12,939	8,726
Total assets	$339,516	$297,663

(9)  Earnings per Common Share

Basic net earnings per common share calculations are based upon the weighted average number of common shares outstanding. Potentially dilutive common share equivalents include warrants and employee stock options in the diluted earnings per common share calculations.  Basic and diluted earnings from continuing operations per share were determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Earnings from continuing operations	$2,654	$4,967	$3,545	$8,327
Weighted average outstanding shares of common stock	10,790	11,104	10,789	11,239
Dilutive effect of:
Warrants	317	328	324	336
Employee stock options	272	279	289	300
Weighted average outstanding shares of common stock and common stock equivalents	11,379	11,711	11,402	11,875
Earnings from continuing operations per share:
Basic	$0.25	$0.45	$0.33	$0.74
Diluted	$0.23	$0.42	$0.31	$0.70

(10)  Stock-Based Compensation

The impact on the results of operations of recording stock-based compensation for the three and nine month periods ended September 30, 2007 and 2006 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Amount of compensation cost recognized in income	$119	$221	$408	$467
Tax benefit recognized in income	$—	$—	$—	$—
Amount capitalized as part of an asset	$—	$—	$—	$—

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

A summary of stock option activity as of September 30, 2007 and changes during the period then ended is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at January 1, 2007
	779,100	$7.10
Granted	—	—
Exercised	(10,000)	3.48
Expired	(37,950)	27.25
Forfeited	(8,500)	9.11
Outstanding at September 30, 2007
	722,650	$6.07	5.54	$3,827
Exercisable at September 30, 2007
	629,450	$5.57	5.28	$3,641

The total intrinsic value of stock options exercised during the three and nine month periods ended September 30, 2007 was $47 and $56, respectively.  The total intrinsic value of stock options exercised during the three and nine month periods ended September 30, 2006 was $16 and $36, respectively.  As of September 30, 2007, there was approximately $0.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted average period of 1.6 years.

A summary of the status and changes of FirstCity’s nonvested shares as of September 30, 2007, and changes during the nine months ended September 30, 2007 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2007	196,737	$6.67
Granted	—	—
Vested	(95,912)	$6.22
Forfeited	(7,625)	$6.72
Nonvested at September 30, 2007	93,200	$7.13

(11)  Income Taxes

Effective January 1, 2007, FirstCity adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively. At the time of adoption and as of September 30, 2007, the Company’s unrecognized tax benefits are not considered material.  In addition, interest or penalties related to income tax reporting recorded in the consolidated income statements or balance sheets are not material. The Internal Revenue Service is currently examining FirstCity’s federal income tax return for 2004.  In addition, FirstCity currently files tax returns in approximately 35 states and is currently being examined in four states for the year 2004.  Tax year 1992 and subsequent years are open to federal examination, and tax year 2003 and subsequent years are open to state examination.

Federal income taxes are provided at a 35% rate. The Company has substantial net operating loss carryforwards for federal income tax purposes (“NOLs”), which can be used to offset the tax liability associated with the Company’s pre-tax earnings until the earlier of

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing a valuation allowance to value the net deferred tax asset at a level, which more likely than not, will be realized. Realization is determined based on management’s expectation of generating sufficient taxable income in a look forward period over the next four years. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations prior to expiration of the NOLs. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

On October 1, 2007 the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or “Flat Tax”) in Mexico was published. The Flat Tax law will be effective on January 1, 2008 and replaces the existing asset-based tax. The Flat Tax applies to a different tax base than the income tax and will be paid if the Flat Tax exceeds the income tax computed under existing law. Additional secondary laws and clarifying rulings will be published before the effective date of the Flat Tax. The Company is assessing various tax alternatives and is awaiting additional rulings expected to be issued in the fourth quarter. In accordance with SFAS 109, Accounting for Income Taxes, the effects of the Flat Tax should be reflected in the consolidated financial statements during the fourth quarter 2007.  The Company is currently unable to determine with certainty the full impact of the new tax law and whether it will have a material effect on the consolidated financial statements.

(12)  Business Acquisitions

On August 27, 2007, the Company acquired through one of its consolidated subsidiaries 100% of East Penn Railroad LLC (“East Penn”) for $5.9 million in cash.  East Penn owns and operates a short line freight railroad in the Northeastern United States. The acquisition has been accounted for as a purchase business combination.  The results of operations since August 27, 2007 for the acquired entities have been included in the consolidated statements of operations.  The following table summarizes the preliminary calculation of estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$274
Property and equipment	7,100
Other assets	678
Total assets acquired	8,052
Deferred grant income	1,734
Other liabilities	415
Total liabilities assumed	2,149
Net assets acquired	$5,903

At September 30, 2007, the Company’s consolidated balance sheet includes $7.9 million of property, equipment and other assets in “Other assets, net” and $2.2 million of deferred grant income and other liabilities in “Other liabilities” related to East Penn’s accounts.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

(13)  Commitments and Contingencies

On September 21, 2004, FirstCity, FirstCity Consumer Corporation (“Consumer Corp”), FirstCity Funding LP (“Funding LP”) and FirstCity Funding GP (“Funding GP”) entered into the a Securities Purchase Agreement to sell a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA-GP, IFA-LP and MG-LP (the “2004 Securities Purchase Agreement”). In the 2004 Securities Purchase Agreement, FirstCity, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) their power and authority to enter into the 2004 Securities Purchase Agreement and the transactions contemplated therein, (iii) the ownership of the limited partnership interests in Drive by Funding LP, (iv) the ownership of membership interests in Drive-GP by Consumer Corp., and (iv) the capital structure of Funding LP. FirstCity, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS (USA), IFA-GP, IFA-LP and MG-LP from damages resulting from a breach of any representation or warranty contained in the 2004 Securities Purchase Agreement or otherwise made by FirstCity, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligations under the 2004 Securities Purchase Agreement survive for a maximum period of five (5) years from November 1, 2004. Neither FirstCity, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2004 Securities Purchase Agreement until the aggregate amount payable exceeds $.25 million, and then only for the amount in excess of $.25 million in the aggregate; however certain representations and warranties are not subject to this $.25 million threshold. Management of the Company believes that FirstCity will not have to pay any amounts relating to these representations and warranties.

On August 8, 2006, an Interest Purchase and Sale Agreement was entered into by and among Bidmex Holding, LLC (“Buyer”), as buyer, and Strategic Mexican Investment Partners, L.P. (“SMIP”), an affiliate of the Company and Cargill Financial Services International, Inc. (“CFSI”), (collectively, the “Sellers”), as seller, and eleven U.S. limited liability companies (“LLCs”), which invested in Mexican portfolio acquisition entities (“SRLs”) and the AIG entities as additional parties.  In the Interest Purchase and Sale Agreement, the Sellers and the LLCs made various representations and warranties concerning (i) the existence and ownership of the LLCs and the SRLs, (ii) the assets and liabilities of the LLCs, (iii) taxes related to periods prior to August 8, 2006, and (iv) the operations of the LLCs and SRLs.  The Sellers agreed to indemnify the Buyer and AIG Entities from damages resulting from a breach of any representation or warranty contained in the Interest Purchase and Sale Agreement on a several and not joint basis according to their respective ownership percentages in each LLC as to any matter related to a particular LLC, or on the basis of 80% to CFSI and 20% to SMIP as to any matter that could not be identified to a particular LLC.  The indemnity obligation under the Interest Purchase and Sale Agreement survives for a period of the statute of limitations for matters related to taxes, existence and authority, capitalization and good standing of the LLCs and SRLs and for a period of two years from August 8, 2006, the closing date with respect to all other representations and warranties.  The Sellers are not required to make any payments as a result of the indemnity provisions of the Interest Purchase and Sale Agreement until the aggregate amount payable under that agreement and the Asset Purchase Agreement exceeds $.25 million; however, claims related to taxes and fraud are not subject to this $.25 million threshold.  The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Interest Purchase and Sale Agreement and the Asset Purchase Agreement to the Aggregate Purchase Price (without duplication of amounts recovered pursuant to the terms of the Asset Purchase Agreement).  FirstCity does not believe that the potential liability would have a material adverse effect on the consolidated financial position, results of operations or liquidity of FirstCity, its subsidiaries, its affiliates or the Acquisition Partnerships.

Also on August 8, 2006, Bidmex Holding, LLC entered into an Agreement for the Onerous Transfer of Loans and Litigious Rights (the “Asset Purchase Agreement”) between and among Residencial Oeste, S. de R.L. de C.V., as seller (the “Asset Seller”), an affiliate

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

of CFSI and SMIP, Residencial Oeste 2, S. de R.L. de C.V., as purchaser (the “Asset Purchaser”), and CFSI, SMIP, and Bidmex Acquisition, LLC, the parent of the Asset Purchaser, as additional parties.  The Asset Purchase Agreement provides for the sale of the loan portfolio owned by the Seller to the Purchaser for a purchase price of $10.1 million on the closing date, which purchase price is part of the Aggregate Purchase Price.  In the Asset Purchase Agreement, the Asset Seller and the Sellers made various representations and warranties concerning (i) the existence and ownership of the Seller, (ii) the ownership of the loan portfolio, (iii) taxes related to periods arising prior to the closing date, and (iv) the existence of the loans comprising the loan portfolio and other matters related to the loan portfolio.  The Asset Seller agreed to indemnify the Asset Purchaser from damages resulting from a breach of any representation or warranty.  The indemnity obligation under the Asset Purchase Agreement survives for a period of the statute of limitations for matters related to existence and ownership of the Seller, ownership of the loans, and taxes for periods prior to August 8, 2006, and for a period of two years from August 8, 2006, with respect to all other representations and warranties.  The Seller is not required to make any payments as a result of the indemnity provisions of the Asset Purchase Agreement until the aggregate amount payable under that Agreement exceeds $25; however, claims related to taxes and fraud are not subject to this $25 threshold.  The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Asset Purchase Agreement to the Aggregate Purchase Price. FirstCity does not believe that the potential liability would have a material adverse effect on the consolidated financial position, results of operations or liquidity of FirstCity, its subsidiaries, its affiliates or the Acquisition Partnerships.

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

FirstCity has minority interests in various limited-life partnerships with a carrying value of $.4 million at September 30, 2007. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at September 30, 2007 is $2.0 million.

Financial Security Assurance Inc. (“FSA”), in its capacity as certificate insurer under the Pooling and Servicing Agreement, relating to the FirstCity Capital Home Equity Loan Trust 1998-2 (the “Trust”), dated as of November 1, 1998 by and among FC Capital Corp., in its capacities as seller and master servicer, and The Bank of New York, in its capacity as trustee, made demand on FC Capital Corp. to repurchase certain loans that were subject to repurchase due to fraud of third parties in connection with the origination of the loans. FC Capital Corp. agreed to provide a letter of credit in the amount of the repurchase price for the loans in lieu of being required to purchase the loans from the Trust.  FirstCity has obtained and delivered to FSA, for the benefit of FC Capital Corp., an irrevocable letter of credit in the amount of $.5 million from the Bank of Scotland.  Pursuant to the agreement with FSA, FC Capital Corp. will have the option to purchase the loans for $.5 million prior to a call under the letter of credit.

On September 22, 2006, FirstCity NPL S.A., a Chilean affiliate of FirstCity Chile Ltda and FirstCity, entered into a revolving line of credit with a maximum loan amount in Chilean pesos equivalent to $10.0 million U.S. Dollars with CORPBANCA Sociedad Anónima Bancaria to finance the purchase of delinquent and due accounts.  The revolving line of credit was structured by Corpbanca Asesorías Financieras S.A.  Pursuant to the terms of the credit facility, FirstCity NPL S.A. was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At September 30, 2007, FirstCity had a letter of credit in the amount of $5.3 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $5.3 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a revolving line of credit with a maximum loan amount of 148,096,800 Mexican pesos with Banco Santander, S.A., which was equivalent to $13.3 million U.S.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

dollars at September 30, 2007.   The proceeds were used to pay down the acquisition facility with the Bank of Scotland.  Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At September 30, 2007, FirstCity had a letter of credit in the amount of $14.1 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $14.1 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

ABL, a subsidiary of FirstCity, has a $40.0 million revolving loan facility with Wells Fargo Foothill, LLC (“WFF”), as most recently amended on July 30, 2007, for the purpose of financing and acquiring SBA loans.  The obligations under this facility are secured by substantially all of the assets of ABL.  At September 30, 2007, the balance of this facility was $10.5 million.  In connection with the first amendment to this facility on February 27, 2007, FirstCity provided WFF with an unconditional guaranty, up to a maximum of $5 million plus enforcement cost, of the obligations of ABL under the loan facility that relate to funds in the amount of $31.7 advanced by WFF to ABL in connection of a portfolio of SBA loans in February 2007.  This guaranty will remain in effect until the obligations incurred in connection with the advance related to the acquisition of the portfolio of SBA loans are paid in full.

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

On March 20, 2007, Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively “Plaintiffs”) filed a First Amended Petition adding FH Partners, L.P. and FirstCity Servicing Corporation, each an indirectly wholly-owned subsidiary of FirstCity, and FirstCity Financial Corporation as defendants in a suit filed by Plaintiffs against State Bank and Cole Harmonson before the 98th Judicial District Court of Travis County, Texas.  FirstCity Financial Corporation was served with Plaintiff’s Notice of Nonsuit Without Prejudice in the suit on April 25, 2007.  In the First Amended Petition the Plaintiffs sought unspecified damages for breach of contract and conversion related to alleged breaches by FH Partners, L.P. and FirstCity Servicing Corporation in connection with a loan agreement related to a loan from State Bank to Plaintiffs that was purchased by FH Partners, L.P. from State Bank on December 22, 2006.  The Plaintiffs also raised other claims solely against the other defendants.  The Plaintiffs allege that they entered into a loan or line of credit with State Bank and that due to an error by State Bank the Plaintiffs borrowed more on the line of credit than was allowed under the borrowing base.  The Plaintiffs further allege that State Bank entered in an agreement with Plaintiffs that the default by Plaintiffs would be cured if the Plaintiffs pledged additional property to secure the loans and that the Plaintiffs would be allowed to borrow under the line of credit.  Plaintiffs allege that State Bank, and subsequently FH Partners, L.P., have refused to honor the agreement by State Bank concerning the pledge of the additional property.  On July 25, 2007, counsel for FH Partners received a Second Amended Petition in which the Plaintiffs allege that they have sustained actual damages of $165 million as a result of the joint actions of State Bank, Cole Harmonson, FH Partners, L.P. and FirstCity Servicing Corporation.  The Plaintiffs assert claims against FH Partners, L.P. and FirstCity Servicing Corporation for breach of contract, conversion, civil conspiracy, tortious interference with prospective economic relationships and usury related to FH Partners, L.P. and FirstCity Servicing Corporation treating the loans that FH Partners, L.P. purchased from State Bank as being in default, retaining payments delivered to the lockbox for the loan, retaining mortgage loan files that the Plaintiffs allege were unrelated to the loan agreement, interfering with contracts and relationships of the Plaintiffs by such actions, and charging interest higher than the maximum amount allowed under the Texas Finance Code.  The Plaintiffs additionally seek recovery of statutory penalties under the Texas Finance Code and attorney’s fees.  The Plaintiffs have made additional claims against the other defendants alleging promissory estoppel, fraud and business disparagement.  No discovery has occurred in the lawsuit.  FirstCity intends to contest the case vigorously.  FirstCity does not have sufficient information to estimate any potential liability or probability of liability, but is unaware of any factual or legal basis for liability.  Prosperity Bank, the successor in interest by merger to State Bank, has filed a motion for summary judgment in the original suit based upon a General Release and Indemnity Agreement.  A hearing has been set for December 3, 2007 at 2:00 p.m.  On October 9, 2007, FH Partners LLC, formerly known as FH Partners, L.P., filed a separate collection suit against the Plaintiffs and guarantors, Jason Herring and Kimberly Herring, now known as Kimberly McCormick, to recover indebtedness owed by under the loan from State Bank to Plaintiffs that was purchased by FH Partners, LLC.  Plaintiffs’ have indicated that the Plaintiffs and guarantor defendants in the collection suit will probably seek to consolidate the collection suit with the original action.  All defendants in the collection suit except Ms. McCormick have been served and their answers are due on November 21, 2007. Efforts to serve Ms. McCormick continue.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) - (continued)

(14)  Related Party Transactions

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

(15)  Equity

On August 14, 2006, FirstCity announced that the Board of Directors authorized a stock repurchase plan providing for the purchase of up to one million shares of the company’s common stock.  In the third quarter of 2007, FirstCity repurchased 9,800 shares of the Company’s common stock on the open market for a total of $82.

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

During the third quarter of 2007, the Company recorded net earnings to common stockholders on a diluted basis of $2.7 million or $0.23 per common share.  The operating contribution from the Portfolio Asset acquisition and resolution segment was $4.7 million compared with $6.2 million for the same period in 2006.  Net corporate overhead (excluding taxes) increased by $0.6 million during the quarter to $1.9 million compared to $1.3 million during the same period in 2006, primarily due to a $0.5 million increase in legal and accounting fees.  See Results of Operations for a more detailed review of the third quarter 2007 compared to the third quarter 2006.

The Company invested $16.3 million in portfolio acquisitions during the quarter.  FirstCity also invested $0.3 million in SBA loan originations and advances as well as $5.9 million in the form of a business acquisition under the new special situations platform, FirstCity Crestone, which was formed in April 2007.  Earning assets (equity investments, inventory, loans receivable, interest receivable and railroad assets) totaled $273.6 million at quarter end.  FirstCity is currently evaluating 27 different transactions representing over $2.0 billion in face value of assets.

The earnings for the third quarter were positively impacted by $0.9 million as a result of a change in estimated future cash flows on loan portfolios.  Management determined that actual cash flows related to certain loan portfolios have exceeded management’s historical estimates.  The increase in estimated cash flows is a result of adjusting cash flows related to certain asset-level expenses, which are accounted for as period expenses and recognized in the period incurred.  Beginning with the third quarter of 2007, management is using estimated gross cash receipts net of estimated selling costs in the estimates of future cash flows, and will apply the revised cash flow estimates on a prospective basis.  Third quarter earnings were also positively impacted by $0.8 million from the Company’s sale of certain subsidiaries ($0.2 million gain) and the Company’s sale of its interest in a profit participation contract ($0.6 million income).  In addition, third quarter earnings were positively impacted by $0.9 million in foreign currency exchange gains from wholly-owned and Acquisition Partnership portfolios.  Furthermore, revenue streams generated by the Company’s earning assets continue to positively impact earnings.  See Results of Operations for a more detailed review of the third quarter 2007 compared to the third quarter 2006.

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

On July 30, 2007, American Business Lending, Inc. (“ABL”), an affiliate of FirstCity, and Wells Fargo Foothill, LLC entered into an amendment to the existing $40.0 million revolving loan facility, to be effective as of June 30, 2007, which amended certain covenants under the loan facility and waived certain defaults under the loan facility which occurred in April 2007.  This loan facility is used to finance the acquisition and origination of loans made by ABL.  Refer to Liquidity and Capital Resources for more detail.

On and effective August 22, 2007, FirstCity Financial and Bank of Scotland entered into an amendment to the existing revolving credit facility to increase the maximum available commitment under the credit facility from $175.0 million to $225.0 million.  FirstCity uses this revolving credit agreement to finance equity investments made in connection with portfolio and asset purchases, to provide for the issuance of letters of credit, and for working capital loans.  Refer to Liquidity and Capital Resources for more detail.

On and effective August 22, 2007, FH Partners, LLC (“FH Partners”), a wholly-owned affiliate of FirstCity, and Bank of Scotland entered into an amendment to the existing revolving credit facility to increase the maximum available commitment under the revolving credit facility from $50.0 million to $100.0 million.  FH Partners uses this revolving credit agreement to finance its portfolio and asset purchases.  Refer to Liquidity and Capital Resources for more detail.

On September 5, 2007, FirstCity and BoS (USA), Inc., an affiliate of Bank of Scotland, entered into a subordinated credit agreement which provides a $25.0 million loan facility to FirstCity.  The subordinated credit agreement is to be effective as of November 16, 2007, provided that certain conditions are satisfied by FirstCity.  FirstCity will use this loan facility to finance equity investments in new ventures, the senior debt and equity portion of portfolio and asset purchases, to provide for the issuance of letters of credit and for working capital loans.  BoS (USA) is not required to make any loans under the agreement until the conditions precedent set forth in the agreement are satisfied.  FirstCity believes that the increased funding with BoS (USA) will be completed on a timely basis to accommodate future acquisitions and continued growth.  Refer to Liquidity and Capital Resources for more detail.

Current market conditions are creating liquidity constraints primarily as a result of the deterioration in the sub-prime mortgage industry and tightening credit standards in the marketplace.  Management believes that these conditions have not impacted the Company’s ability to obtain financing for its operations, nor hindered its ability to continue to grow its business.  This is evidenced by the recent increases in the Bank of Scotland credit facilities and continued acquisitions during the third quarter of 2007.  Management believes that the prospects for continued growth are strong based on existing acquisition opportunities and the potential to acquire additional distressed assets as a result of market conditions.

As a result of the significant period to period fluctuations in the revenues and earnings and losses of the Company’s Portfolio Asset acquisition and resolution business, period to period comparisons of the Company’s results of continuing operations may not be meaningful.

Components of the results for the three and nine month periods ended September 30, 2007 and 2006, respectively, are detailed below (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Portfolio Asset Acquisition and Resolution	$4,680	$6,218	$10,863	$12,095
Corporate overhead	(2,026)	(1,251)	(7,318)	(3,768)
Earnings from continuing operations	2,654	4,967	3,545	8,327
Loss from discontinued operations	—	—	—	(75)
Net earnings to common stockholders	$2,654	$4,967	$3,545	$8,252
Diluted earnings per common share	$0.23	$0.42	$0.31	$0.69

Results of Operations

The following discussion and analysis is based on the segment reporting information presented in Note 8 of the Consolidated Financial Statements of the Company and should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) included elsewhere in this Quarterly Report on Form 10-Q.

Third Quarter 2007 Compared to Third Quarter 2006

The Company reported net earnings of $2.7 million in the third quarter of 2007 compared to net earnings of $5.0 million in the third quarter of 2006. On a per share basis, diluted net earnings to common stockholders were $0.23 in the third quarter of 2007 compared to $0.42 diluted net earnings in the third quarter of 2006.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset acquisition and resolution segment was $4.7 million in the third quarter of 2007 compared to $6.2 million in the third quarter of 2006.  FirstCity invested $16.3 million in Portfolio acquisitions during the third quarter of 2007, of which $15.1 million and $1.2 million were acquired through wholly-owned Portfolios and Acquisition Partnerships, respectively, compared to $31.5 million in the third quarter of 2006, which was comprised of $23.3 million through wholly-owned Portfolios and $8.2 million through Acquisition Partnerships.  The quarter-end investment in Portfolio Assets increased to $124.9 million at September 30, 2007, from $78.9 million at September 30, 2006, as a result of acquisitions of approximately $130.1 million since the third quarter of 2006.  In addition to the portfolio acquisitions during the third quarter of 2007, FirstCity invested $0.3 million in SBA loan originations and advances as well as $5.9 million in the form of a business acquisition.

Servicing fee revenues.  Servicing fee revenues were $2.4 million in the third quarter of 2007 compared to $4.7 million in the third quarter of 2006.  Servicing fee revenues in the third quarter of 2006 include $2.0 million of incentive service fees resulting from the restructure of Mexican Investment Platform in the third quarter of 2006.  Also contributing to the decrease in servicing fees is a decline in collections from loans held by domestic and Latin American Acquisition Partnerships to $30.1 million in the third quarter 2007 from $56.5 million in the third quarter of 2006.  Since a majority of the Portfolio acquisitions over the last twelve months were acquired through wholly-owned Portfolios instead of Acquisition Partnerships, the Company expects income from Portfolio Assets to off-set the decline in servicing fee revenues — which are generated primarily from loan portfolios held by Acquisition Partnerships.

Income from Portfolio Assets.  Income from Portfolio Assets increased to $5.7 million in the third quarter of 2007 from $2.5 million in the third quarter of 2006 due to increased purchases of portfolio assets acquired through wholly-owned Portfolios.  FirstCity’s average investment in wholly-owned portfolio assets was $118.8 million and $62.0 million for the third quarters of 2007 and 2006, respectively.  Refer to Note 4 to the consolidated financial statements for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale.  The Company recorded a nominal gain on the sales of SBA loans during the third quarter of 2007.  The Company’s basis in SBA loans sold was $1.3 million.  Gains on SBA loan sales reflect the participation in the SBA’s guaranteed loan program.  Under the SBA 7(a) program, the SBA guarantees up to 85 percent of the principal of a qualifying loan.  The Company generally sells the guaranteed portion of the loan into the secondary market and retains the unguaranteed portion.

Interest income from SBA loans.  Interest income from SBA loans was $0.8 million during the third quarter of 2007 as a result of the SBA portfolio acquisition in February 2007.

 Interest income from affiliates.  Interest income from affiliates decreased to $0.1 million in the third quarter of 2007 from $0.3 million in the third quarter of 2006 due to the conversion of loans to equity as part of the restructure of investments in Mexico during the third quarter 2006, which reduced the amount of affiliated loans outstanding and the corresponding income.

Interest income from loans receivable - other.   Interest income from loans receivable — other was $1.6 million in the third quarter of 2007 and relates primarily to the Company’s investments in loans originated to domestic real estate companies since the third quarter of 2006.  FirstCity’s average investment in loans receivable — other approximated $27.7 million for the third quarter of 2007.

Other income. Other income for the third quarter of 2007 increased by $0.5 million in comparison to the third quarter of 2006 primarily due to $0.3 million of revenues generated from a majority-owned operating entity that the Company acquired in 2007.

Expenses.  Operating expenses were $9.2 million and $7.0 million in the third quarters of 2007 and 2006, respectively.  The following is a discussion of the major components of operating expenses.

Interest and fees on notes payable were $4.7 million and $1.8 million in the third quarters of 2007 and 2006, respectively.  The average debt for the quarter increased to $219.3 million in the third quarter of 2007 from $84.9 million in the third quarter of 2006, and the average cost of borrowing increased to 8.66% in 2007 compared to 8.47% in 2006.  The increase in debt is a result of additional loan facilities and increased limits on existing credit agreements the Company secured over the last nine months to accommodate its investment acquisitions and growth.

Salaries and benefits increased to $3.5 million in the third quarter of 2007 from $3.1 million in the third quarter of 2006, primarily due to additional salaries related to ABL and FirstCity Crestone of $0.2 million and $0.2 million, respectively, for the third quarter of 2007 in comparison to 2006.  The total number of personnel within the Portfolio Asset acquisition and resolution segment were 200 and 176 at September 30, 2007 and 2006, respectively.

The provision (recovery) for loan and impairment losses was ($136) thousand compared to $50 thousand at September 30, 2007 and 2006, respectively, primarily due to the Company’s change in estimating cash flows on loan portfolios as previously described.

Occupancy, data processing, communication and other expenses decreased to $1.1 million for the third quarter of 2007 from $2.0 million in the third quarter of 2006.  The decrease is primarily attributed to foreign currency exchange gains of $1.6 million from wholly-owned portfolios that occurred in the third quarter of 2007 compared to $0.1 million of such gains for the same period in 2006, off-set primarily by $0.4 million of increased operating expenses related to ABL and FirstCity Crestone and $0.3 million of increased property tax and insurance expenses related to the Company’s wholly-owned domestic portfolios during the third quarter of 2007.

The Company’s minority interests in net income (loss) of consolidated subsidiaries for the third quarter of 2007 remained relatively flat compared to the third quarter of 2006.

Equity in earnings of investments.  Equity in earnings of investments decreased to $2.2 million in the third quarter of 2007 compared to $3.0 million in the third quarter of 2006, primarily as a result of decreased equity in earnings from Acquisition Partnerships to $2.1 million in the third quarter of 2007 from $3.0 million in the third quarter of 2006.  Refer to Note 6 to the consolidated financial statements for a summary of revenues, earnings and equity in earnings of the Company’s equity investments.  The following is a discussion of equity in earnings from Acquisition Partnerships by geographic region.

•             Domestic — Equity in earnings of domestic Acquisition Partnerships was $1.1 million in the third quarter of 2007 compared to $1.3 million in the third quarter of 2006.  These partnerships reflected net earnings of $2.1 million in the third quarter of 2007 compared to $3.1 million in 2006.  The decrease in the partnership’s net earnings is primarily attributed to a decline in the average investment in domestic partnerships to $36.1 million for the third quarter of 2007 from an average investment of $39.0 million for the third quarter of 2006.  Since a majority of the domestic portfolio acquisitions over the last twelve months were acquired through wholly-owned Portfolios instead of Acquisition Partnerships, the Company expects income from wholly-owned Portfolios to off-set the decline in equity in earnings from loan portfolios held by domestic partnerships.  Another factor that contributed to a decrease in the partnerships’ net earnings results from a decline in collections on Portfolio Assets to $14.2 million in the third quarter of 2007 from $27.9 million in 2006.  These partnerships also reflected net impairment provisions of $0.7 million in the third quarter of 2007 compared to $0.6 million in the third quarter of 2006.

•             Latin America — Equity in earnings (losses) of Acquisition Partnerships located in Latin America was ($0.1) million in the third quarter of 2007 compared to $0.8 million in 2006.  These partnerships reflected net earnings of $0.8 million in the third quarter of 2007 compared to net earnings of $6.3 million in 2006.  The decrease in the partnerships’ net earnings is primarily attributed to foreign currency exchange losses and a decline in collections in the third quarter of 2007, off-set primarily by an increase in net impairment recoveries.  The partnerships recorded $5.4 million of foreign currency exchange losses in the third quarter of 2007 compared to $4.7 million of foreign currency exchange gains in 2006.  Collections on these Portfolio Assets decreased to $15.9 million for the third quarter of 2007 from $28.6 million for the same period in 2006.  During the third quarter of 2007, the partnerships recorded $1.3 million of net impairment recoveries compared to $0.4 million of net impairment provisions during the third quarter of 2006.

•             Europe — Equity in earnings of Acquisition Partnerships located in Europe increased to $1.1 million in the third quarter of 2007 compared to $0.9 million in 2006.  These partnerships reflected net earnings of $3.3 million in the third quarter of 2007 compared to net earnings of $3.1 million in 2006.  The increase in the partnerships’ net earnings is primarily attributed to increased collections and foreign currency exchange gains in the third quarter of 2007, off-set primarily by net impairment provisions.  Collections on these Portfolio Assets increased to $22.3 million for the third quarter of 2007 from $11.0 million for the same period in 2006.  FirstCity recorded $1.2 million and $0.1 million in foreign currency transaction gains (included in other expenses) relating to investments in Europe during the third quarter of 2007 and 2006, respectively.  During the third quarter of 2007, the partnerships recorded $1.2 million of net impairment provisions compared to $0.4 million of net impairment recoveries during the third quarter of 2006.

Gain on sale of subsidiaries and equity investments.  Gain on sale of subsidiaries of $0.2 million was recorded in the third quarter of 2007, which consists of the sale of two Latin American subsidiaries.  The $2.4 million gain that was recorded in 2006 consisted of (1) the sale of a domestic equity investment resulting in a gain of $1.3 million; and (2) a partial sale of twelve Latin American equity investments to AIG resulting in a gain of $1.1 million in accordance with the restructuring of investments in Mexico in the third quarter of 2006.

Other Items Affecting Operations

The following items affect the Company’s overall results of operations and are not directly related to the Portfolio Asset acquisition and resolution business discussed above.

Corporate overhead.    Net corporate overhead expenses (excluding taxes) increased to $1.9 million in the third quarter of 2007 compared to $1.3 million in the third quarter of 2006 primarily due to a $0.5 million increase in legal and accounting fees, of which $0.2 million of such increase relates to an independent investigation authorized by the audit committee, which concluded during 2007.

Income taxes.  Provision for income tax expense (benefit) was $134,000 and ($4,000) in the third quarters of 2007 and 2006, respectively, and related primarily to state income taxes during both periods.  Federal income taxes are provided at a 35% rate applied to taxable income or loss and are off-set by NOLs that the Company believes are available.  The tax benefit of the NOLs is recorded in the period during which the benefit is realized.  The Company recorded no deferred tax provision in the third quarters of either 2007 or 2006.

First Nine Months of 2007 Compared to First Nine Months of 2006

The Company reported earnings from continuing operations of $3.5 million in the first nine months of 2007 compared to $8.3 million for the same period of 2006.  Net earnings to common stockholders were $3.5 million in the first nine months of 2007 compared to $8.3 million in the first nine months of 2006.  On a per share basis, diluted net earnings to common stockholders were    $0.31 in the first nine months of 2007 compared to $0.69 in the first nine months of 2006.

Portfolio Asset Acquisition and Resolution

The operating contribution in the first nine months of 2007 was $10.9 million compared to $12.1 million for the same period last year.   FirstCity invested $111.0 million in Portfolio and SBA loan acquisitions during the first nine months of 2007, of which $55.6 million, $18.6 million and $36.8 million were acquired through wholly-owned Portfolios, Acquisitions Partnerships, and SBA loans acquired by ABL, respectively, compared to $73.8 million of investments in acquisitions for the first nine months of 2006, which was comprised of $44.8 million through wholly-owned Portfolios and $29.0 million through Acquisition Partnerships.  The investment in Portfolio Assets increased to $124.9 million at September 30, 2007, from $78.9 million at September 30, 2006, as a result of acquisitions of approximately $130.1 million since September 30, 2006.  In addition to the Portfolio and SBA loan acquisitions during the first nine months of 2007, FirstCity invested $4.0 million in a servicing entity, $7.0 million in the form of loan receivable originations and advances, $1.4 million in SBA loan originations and advances, and $5.9 million in the form of a business acquisition.

Servicing fee revenues.  Servicing fee revenues decreased to $8.0 million in the first nine months of 2007 from $10.2 million in the first nine months of 2006.  Servicing fee revenues in 2006 include $2.0 million of incentive service fees resulting from the restructure of Mexican Investment Platform in the third quarter of 2006.  This contributed to the decrease in service fees from Latin American partnerships to $5.7 million in the first nine months of 2007 from $7.4 million in the same period in 2006.  Service fees from the domestic Acquisition Partnerships was $2.3 million for the first nine months of 2007 compared to $2.8 million in the same period in 2006.  Also contributing to the overall decrease in servicing fees is a decline in collections from loans held by domestic and Latin American Acquisition Partnerships to $99.9 million in the first nine months of 2007 from $152.8 million in 2006.  Since a majority of the Portfolio acquisitions over the last twelve months were acquired through wholly-owned Portfolios instead of Acquisition Partnerships, the Company expects income from Portfolio Assets to off-set the decline in servicing fee revenues — which are generated primarily from loan portfolios held by Acquisition Partnerships.

Income from Portfolio Assets.  Income from Portfolio Assets increased to $16.5 million in the first nine months of 2007 compared to $7.6 million in the first nine months of 2006, primarily due to increased purchases of portfolio assets acquired through wholly-owned Portfolios.  FirstCity’s average investment in wholly-owned portfolio assets was $115.7 million and $54.1 million during the first nine months of 2007 and 2006, respectively.  Refer to Note 4 to the consolidated financial statements for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale.  The Company recorded gains on the sale of SBA loans of $0.7 million during the first nine months of 2007.  The Company’s basis in SBA loans sold approximated $16.2 million.  Gains on SBA loan sales reflect the participation in the SBA’s guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 85 percent of the principal of a qualifying loan.

Interest income from SBA loans.  Interest income from SBA loans was $1.7 million during the first nine months of 2007 as a result of the SBA loan portfolio acquisition in February 2007.

Interest income from affiliates.  Interest income from affiliates decreased to $0.4 million in the first nine months of 2007 compared to $1.2 million in the first nine months of 2006 primarily due to the conversion of loans to equity as part of the restructure of investments in Mexico during the third quarter 2006, which reduced the amount of affiliated loans outstanding and the corresponding income.

Interest income from loans receivable - other.  Interest income from loans receivable — other was $3.5 million in the first nine months of 2007 and relates primarily to the Company’s investments in loans originated to domestic real estate companies since the third quarter of 2006.  FirstCity’s average investment in loans receivable — other approximated $27.1 million for the first nine months of 2007.

Other income. Other income for the first nine months of 2007 increased by $0.4 million in comparison to 2006 primarily due to $0.3 million of revenues generated from a majority-owned operating entity that the Company acquired in the third quarter of 2007.

Expenses.  Operating expenses were $29.9 million in the first nine months of 2007 compared to $18.2 million in the first nine months of 2006.  The following is a discussion of the major components of operating expenses.

Interest and fees on notes payable increased to $13.7 million in the first nine months of 2007 from $5.5 million in the first nine months of 2006.  The average debt for the period increased to $212.9 million in the first nine months of 2007 from $87.0 million in the first nine months of 2006, and the average cost of borrowing increased to 8.56% in 2007 from 8.36% in 2006.  The increase in debt is a result of additional loan facilities and increased limits on existing credit agreements the Company secured over the last nine months to accommodate its investment acquisitions and growth.

Salaries and benefits increased to $9.7 million in the first nine months of 2007 from $8.6 million in the first nine months of 2006, primarily due to additional salaries related to ABL and FirstCity Crestone of $0.7 million and $0.3 million, respectively, for the first nine months of 2007 in comparison to 2006.  The total number of personnel within the Portfolio Asset acquisition and resolution segment were 200 and 176 at September 30, 2007 and 2006, respectively.

The provision for loan and impairment losses was $0.9 million in the first nine months of 2007 compared to $0.1 million in 2006.  The increase in loan and impairment provisions from 2006 to 2007 is attributed primarily to a decrease in overall projected cash flows and a decrease in the net present value of cash flows from the loan portfolios held in the Latin American and European Acquisitions Partnerships.

Occupancy, data processing, communication and other expenses increased to $5.8 million in the first nine months of 2007 compared to $4.2 million in the first nine months of 2006.  The increase is primarily attributed to additional operating expenses of $0.7 million from ABL and FirstCity Crestone and $1.2 million of additional asset-level costs related to the Company’s wholly-owned domestic portfolios incurred in 2007 when compared to 2006; off-set primarily by $0.4 million of additional foreign currency exchange gains in 2007 on wholly-owned domestic portfolios when compared to such gains in the same period in 2006.

The Company’s minority interests in net income of consolidated subsidiaries was $0.2 million and $0.1 million for the first nine months of 2007 and 2006, respectively.

Equity in earnings of investments.  Equity in earnings of investments increased to $8.3 million in the first nine months of 2007 compared to $8.0 million in the first nine months of 2006 as a result of an increase in equity in earnings of Servicing Entities to $0.8 million in the first nine months of 2007 from $0.2 million in the same period in 2006, off-set by a decrease in equity in earnings of Acquisition Partnerships to $7.5 million in the first nine months of 2007 from $7.8 million in 2006.  Refer to Note 6 to the consolidated financial statements for a summary of revenues, earnings and equity in earnings of the Company’s equity investments.  The following is a discussion of equity in earnings from Acquisition Partnerships by geographic region.

•             Domestic — Equity in earnings of domestic Acquisition Partnerships decreased to $2.4 million in the first nine months of 2007 from $5.1 million in the first nine months of 2006.  These partnerships reflected net earnings of $5.2 million in the first nine months of 2007 compared to $11.1 million in the first nine months of 2006.  The decrease in the partnership’s net earnings is primarily attributed to a decline in the average investment in domestic partnerships to $35.2 million for the first nine months of 2007 from an average investment of $47.8 million in 2006.  Since a majority of the domestic portfolio acquisitions over the last twelve months were acquired through wholly-owned Portfolios instead of Acquisition Partnerships, the Company expects income from wholly-owned Portfolios to off-set the decline in equity in earning from loan portfolios held by domestic partnerships.  Another factor that contributed to a decrease in the partnerships’ net earnings results from a decline in collections on Portfolio Assets to $56.7 million in the first nine months of 2007 from $95.0 million in 2006.  These partnerships also reflected net impairment provisions of $1.7 million in the first nine months of 2007 compared to $1.8 million in 2006.

•             Latin America — Equity in earnings (losses) of Latin American Acquisition Partnerships increased to $0.8 million in the first nine months of 2007 and ($0.3) million in 2006.  These partnerships reflected net earnings of $7.4 million in the first nine months of 2007 compared to net losses of ($6.0) million in 2006.  The increase in the partnerships’ net earnings is primarily attributed to a decline in foreign currency exchange losses and a decrease in income tax expense, off-set primarily by decreased collections and increased net impairment provisions.  The partnerships recorded $2.0 million of foreign currency exchange losses in the first nine months of 2007 compared to $8.6 million of such losses in 2006.  The partnerships recorded ($2.4) million of income tax benefits for the first nine months of 2007 compared to $3.3 million of income tax expense in 2006.  Collections on these Portfolio Assets decreased to $43.2 million for the first nine months of 2007 from $57.8 million for the same period in 2006.  During the first nine months of 2007, the partnerships recorded $3.6 million of net impairment provisions compared to $0.9 million of net impairment provisions in 2006.

•             Europe — Equity in earnings of Acquisition Partnerships located in Europe increased to $4.3 million in the first nine months of 2007 compared to $3.0 million in 2006.  These partnerships reflected net earnings of $13.8 million in the first nine months of 2007 compared to net earnings of $11.2 million in 2006.  The increase in the partnerships’ net earnings is primarily attributed to increased collections in the first nine months of 2007, off-set primarily by net impairment provisions.  Collections on these Portfolio Assets increased to $70.1 million for the first nine months of 2007 from $40.2 million for the same period in 2006.  For the first nine months of 2007, the partnerships recorded $2.0 million of net impairment provisions compared to ($1.5) million of net impairment recoveries in 2006.

Gain on sale of subsidiaries and equity investments.  Gain on sale of subsidiaries of $0.2 million was recorded in the first nine months of 2007, which consists of the sale of two Latin American subsidiaries.  The $2.4 million gain that was recorded in 2006 consisted of (1) the sale of a domestic equity investment resulting in a gain of $1.3 million; and (2) a partial sale of twelve Latin American equity investments to AIG resulting in a gain of $1.1 million in accordance with the restructuring of investments in Mexico in the third quarter of 2006.

Other Items Affecting Operations

The following items affect the Company’s overall results of operations and are not directly related to the Company’s Portfolio Asset acquisition and resolution business discussed above.

Corporate overhead.  Net corporate overhead expenses (excluding taxes) increased to $7.0 million in the first nine months of 2007 from $3.8 million in the first nine months of 2006, primarily due to $2.2 million of expenses incurred in the first nine months of 2007 relating to the investigation authorized by the audit committee.

Income taxes.  Provision for income taxes was $0.4 million in the first nine months of 2007 compared to $0.1 million in the first nine months of 2006 and related primarily to state income taxes during both periods.  Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available.  The tax benefit of the NOLs is recorded in the period during which the benefit is realized.  The Company recorded no deferred tax provision in either of the first nine months of 2007 or 2006.

Discontinued Operations. There were no additional losses from discontinued mortgage operations during the first nine months of 2007 compared to ($0.1) million in the first nine months of 2006.  At September 30, 2007, the only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction.

Financial Condition

Major changes in FirstCity’s financial condition resulted from the following:

Consolidated assets of $339.5 million at September 30, 2007 were $41.9 million higher than assets at December 31, 2006.  The increase in consolidated assets is primarily attributed to (1) $33.6 million increase in Portfolio Assets and SBA loans as a result of acquisitions made in 2007; (2) $12.7 million increase in other assets attributed primarily to a business acquisition made in 2007 (refer to Note 12 to the consolidated financial statements) and a $2.2 million increase in interest receivable on loans receivable; and (3) $14.4 million increase in cash resulting primarily from excess cash distributions over contributions from the Acquisition Partnerships (which contributed to the $19.1 million decrease in equity investments) and net advances on notes payable during the period.

Consolidated liabilities of $232.0 million as of September 30, 2007 were $38.3 million higher than that at December 31, 2006.  Total notes payable increased by $34.7 million and reflected advances of $142.6 million primarily for acquisitions of Portfolio Assets and SBA loans, net of repayments of $111.6 million.  Other liabilities increased by $4.0 million primarily due to liabilities assumed in connection with a business acquisition in 2007 (refer to Note 12 to the consolidated financial statements).

Portfolio Asset Acquisition and Resolution

Aggregate acquisitions by the Company are as follows (in thousands):

	Purchase	FirstCity
	Price	Investment
First nine months of 2007	$189,867	$111,018
Total 2006	296,990	144,048
Total 2005	146,581	71,405
Total 2004	174,139	59,762
Total 2003	129,192	22,944
Total 2002	171,769	16,717

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

On October 1, 2007 the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or “Flat Tax”) in Mexico was published. The Flat Tax law will be effective on January 1, 2008 and replaces the existing asset-based tax. The Flat Tax applies to a different tax base than the income tax and will be paid if the Flat Tax exceeds the income tax computed under existing law. Additional secondary laws and clarifying rulings will be published before the effective date of the Flat Tax. The Company is assessing various tax alternatives and is awaiting additional rulings expected to be issued in the fourth quarter. In accordance with SFAS 109, Accounting for Income Taxes, the effects of the Flat Tax should be reflected in the consolidated financial statements during the fourth quarter 2007.  The Company is currently unable to determine with certainty the full impact of the new tax law and whether it will have a material effect on the consolidated financial statements.

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

FirstCity has a $225.0 million revolving acquisition facility with Bank of Scotland as most recently amended on August 22, 2007, used to finance the senior debt and equity portion of portfolio and asset purchases made by FirstCity and to provide for the issuance of letters of credit and working capital loans. The obligations of FirstCity under this facility are guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and are secured by security interests in substantially all of the assets of FirstCity and its wholly-owned subsidiaries.

On and effective August 22, 2007, FirstCity and Bank of Scotland entered into a tenth amendment to the existing revolving credit facility, which increased the maximum available commitment under the revolving credit facility from $175.0 million to $225.0 million.  This amendment also made the following changes to the existing revolving credit facility effective as of August 22, 2007: (i) increased the maximum outstanding amount of loans and letters of credit issued under the loan facility that may be outstanding under the loan facility from $175.0 million to $225.0 million; (ii) increased the maximum value for assets that can be included in the borrowing base from the acquisition of portfolio assets in certain countries as follows (a) Mexico increased to $40.0 million, (b) Brazil increased to $10.0 million, and (c) Chile to $25.0 million; (iii) provided for inclusion in the borrowing base of loans made to the FirstCity Denver Investment Corp. to be advanced to FC Crestone 07 Corp. for the purpose of investing in distressed debt, special loan originations, leveraged buyouts and other special opportunities and revised other terms and provisions of the facility to allow acquisition loans under the facility to be loaned to FC Crestone 07 Corp. for those purposes; (iv) added provisions allowing loans to be made for investments in new ventures, including American Pioneer Bank, with inclusion of the equity investments in the borrowing base based on forty percent (40%) of the equity interest in each new venture; (v) provided for inclusion in the borrowing base of certain loans made by FirstCity subsidiaries to non-affiliated entities that are secured by real estate; (vi) added provisions allowing for subordinated debt facility to be provided by BoS(USA), Inc., an affiliate of the Bank of Scotland, and for waterfall of payments to include payments on the subordinated debt; (vii) increased the tangible net worth covenant from $75.0 million to $85.0 million; and (vii) provided for an additional upfront fee paid to Bank of Scotland in the amount of $0.5 million.

The primary terms and key covenants of the $225.0 million revolving credit facility, as amended, are as follows:

•                  The maximum outstanding amount of loans and letters of credit issued under the loan facility that may be outstanding under the loan facility is $225.0 million;

•                  The available interest rates under the loan facility are LIBOR plus 2.00% to 2.50% per annum;

•                  The maximum value for assets that can be included in the borrowing base from the acquisition of portfolio assets in certain countries are as follows: Mexico - $40.0 million, Brazil - $10.0 million, Chile - $25.0 million, and Argentina or Uruguay - $6.0 million;

•                  The limit for loans that can be borrowed in Euros under the loan facility is $50.0 million;

•                  The maximum amount of letters of credit that can be issued under the loan facility is $40.0 million;

•                  The maximum amount of working capital loans that can be outstanding under the loan facility is $35.0 million;

•                  The ratio of EBITDA to Interest Coverage should not be not less than 1.50 to 1.00 for each twelve month period;

•                  The ratio of Indebtedness to Tangible Net Worth should be equal to or less than 3.5 to 1.00 for the last day of the fiscal quarter;

•                  Tangible net worth should not fall below $85.0 million;

•                  The ratio of Cumulative Current Recovered and Projected Collections to Cumulative Original Projected Collections should not be less than 0.90 to 1.00; and

•                  The maturity date for the loan facility is November 12, 2010.

FH Partners, LLC (“FH Partners”), an indirect wholly-owned affiliate of FirstCity, has a revolving loan facility with Bank of Scotland as most recently amended on August 22, 2007, that provides for a $100.0 million revolving Portfolio acquisition facility for FH Partners to be secured by all of the assets of FH Partners.  The loan facility will be used to finance Portfolio and asset purchases.  The obligations of FH Partners under the facility are guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.

On and effective August 22, 2007, FH Partners and Bank of Scotland entered into a third amendment to the existing revolving loan facility, which increased the maximum available commitment under the revolving credit facility to $100.0 million.  This amendment also made the following changes to the existing revolving credit facility effective as of August 22, 2007:

•                  Increased the maximum outstanding amount of loans that may be outstanding under the loan facility from $50.0 million to $100.0 million;

•                  Added a new covenant that FH Partners, LLC must maintain a ratio of Cumulative Current Recovered and Projected Collections to Cumulative Original Projected Collections of not less than 0.90 to 1.00;

•                  Added a provision for loans under the facility to be used for purposes other than the acquisition of portfolios or assets with the advance approval of the agent;

•                  Increased the tangible net worth covenant from $75.0 million to $85.0 million;

•                  Added a loan to value ratio for each asset pool not to exceed seventy percent (70%) and an aggregate loan to value ratio for all asset pools not to exceed sixty-five percent (65%);

•                  Increased the utilization fee to 0.50% of the amount of each loan made, with the total utilization fees not to exceed $375,000;

•      Provided for an additional upfront fee paid to be paid to Bank of Scotland in the amount of $350,000; and

•                  Extended the maturity date for the loan facility to November 12, 2010.

The primary terms and key covenants of the $100.0 million revolving loan facility, as amended, are as follows:

•                  Allows loans to be made for the acquisition of Portfolio Assets in the United States, and provides for loans to be used for other purposes with advance approval from Bank of Scotland;

•                  Provides that each loan may be in an amount of up to 70% of the net present value of the assets being acquired with the proceeds of the loan;

•                  Provides that the aggregate outstanding balances of all loans will not exceed 65% of the net present value of the assets securing the loan facility;

•                  Provides that FH Partners must maintain a ratio of Cumulative Current Recovered and Projected Collections to Cumulative Original Projected Collections of not less than 0.90 to 1.00;

•                  Provides for an interest rate of LIBOR plus 2.0%;

•                  Provides for an annual commitment fee of 0.20% of the average daily unused balance of the revolving acquisition facility;

•                  Provides for a utilization fee of 0.50% of the amount of each loan made under the loan facility, with total utilization fees not to exceed $375,000;

•                  Provides for facility fees of $100,000, for the period commencing on the effective date and ending the day before the first anniversary thereof, $75,000 for the period commencing on the first anniversary of the effective date and ending the day before the second anniversary thereof, and $50,000 for each subsequent one-year period;

•                  Provides that all other financial covenants will mirror the key covenants of the facility that FirstCity has with Bank of Scotland; and

•                  Provides for a maturity date of November 12, 2010.

On September 5, 2007, FirstCity and BoS (USA), Inc. (“BoS (USA)”) entered into a Subordinated Delayed Draw Credit Agreement (the “Subordinated Credit Agreement”) which may be used to finance equity investments in new ventures, equity investments made in connection with portfolio and asset purchases and loans made by FirstCity and its subsidiaries to acquisition entities, provide for the issuance of letters of credit, and for working capital loans.  The Subordinated Credit Agreement is to be effective as of November 16, 2007, provided that certain conditions are satisfied by FirstCity, including consents of certain third parties to the pledge of assets by FirstCity and its subsidiaries and information required to be delivered by FirstCity under the Subordinated Credit Agreement.  BoS (USA) is not required to make any loans under the Subordinated Credit Agreement until the conditions precedent set forth in the Subordinated Credit Agreement are satisfied.

On November 5, 2007, FirstCity and BoS (USA) Inc., as agent for the lenders and as lender, entered into a letter agreement dated and effective October 31, 2007, which amended Section 6 of the Subordinated Credit Agreement dated as of September 5, 2007, to extend the time period for FirstCity to deliver consents of certain third parties to the pledge of assets and information required to be delivered by FirstCity under the Subordinated Credit Agreement to November 16, 2007, and Section 4.1 of the Subordinate Credit Agreement to provide that the commitment commission will be payable for the period commencing on October 31, 2007, to and including the Maturity Date (as defined in the Agreement), the first such payment to be due and payable on December 26, 2007.  The primary terms and key covenants of this $25.0 million loan facility are as follows:

•                  Allows loans to be made in maximum aggregate amount of $25.0 million during the term of the loan facility;

•                  Has a maturity date of November 12, 2010;

•                  Provides for interest rates, at FirstCity’s election, of London Interbank Offered Rate plus 5.0%, Bank of Scotland base or prime rate plus 3.0%, or a fixed rate for a period agreed to by FirstCity and BoS (USA) as agent;

•                  Allows loans to be made based upon a borrowing base of (a) 80% of the net present equity value of certain affiliates of FirstCity engaged in the asset and portfolio investment business, and (b) 90% of the equity investment of FirstCity and its subsidiaries in certain new ventures;

•                  Limits that the maximum value for assets that can be included in the borrowing base from the acquisition of portfolio assets in certain countries as follows (a) Mexico up to $40.0 million, (b) Brazil up to $10.0 million, (c) Chile up to $25.0 million and (d) Argentina and Uruguay up to $6.0 million;

•                  Provides for inclusion in the borrowing base of loans made to the FirstCity Denver Investment Corp. to be advanced to FC Crestone 07 Corp. for the purpose of investing in distressed debt, special loan originations, leveraged buyouts and other special opportunities and revised other terms and provisions of the facility to allow acquisition loans under the facility to be loaned to FC Crestone 07 Corp. for those purposes;

•                  Provides for inclusion in the borrowing base of certain loans made by FirstCity subsidiaries to non-affiliated entities that are secured by real estate;

•                  Includes financial covenants that the ratio of earnings before interest, taxes depreciation and amortization to interest coverage will be not less than 1.50 to 1.00 for each twelve month period, that the ratio of indebtedness to tangible net worth should be equal to or less than 3.5 to 1.00 for the last day of each fiscal quarter, and that the ratio of cumulative current recovered and projected collections to cumulative original projected collections should not be less than 0.90 to 1.00 for each fiscal quarter;

•                  Provides for a commitment fee of 0.25% of the average daily  unused balance of the subordinated debt facility;

•                  Provides for an upfront fee of $250,000.

The obligations of FirstCity under the Subordinated Credit Agreement are to be guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and are to be secured by security interests in substantially all of the assets of FirstCity and its wholly-owned subsidiaries.  The Subordinated Credit Agreement has other covenants that are customary for a facility of this type.  The Subordinated Credit Agreement contains representations and warranties by FirstCity that are customary for a facility of this type.  The Subordinated Credit Agreement provides that any failure to make a payment or acceleration of debt under the revolving credit facility entered into between FirstCity and Bank of Scotland on November 12, 2004, is a default under the Subordinated Credit Agreement and provides for other events of default and other provisions that are customary for a facility of this type.

ABL, a subsidiary of FirstCity, has a $40.0 million revolving loan facility with Wells Fargo Foothill, LLC (“WFF”), as most recently amended on July 30, 2007, for the purpose of financing and acquiring SBA loans.  The obligations under this facility are secured by substantially all of the assets of ABL.  In connection with the first amendment to this facility on February 27, 2007, FirstCity provided WFF with an unconditional guaranty, up to a maximum of $5 million plus enforcement cost, of the obligations of ABL under the loan facility that relate to funds in the amount of $31.7 million advanced by WFF to ABL in connection of a portfolio of SBA loans in February 2007.  This guaranty will remain in effect until the obligations incurred in connection with the advance related to the acquisition of the portfolio of SBA loans are paid in full.

On July 30, 2007, ABL and WFF entered into a second amendment to the existing $40.0 million loan facility, which amended certain covenants under the loan facility.  This amendment made the following changes to the existing loan facility effective as of June 30, 2007:

•                  Reduced the minimum tangible net worth requirement for the fiscal quarter ending June 30, 2007, and for each quarter thereafter;

•                  Revised the definition of minimum net interest coverage ratio applicable to a portfolio of acquired performing SBA loans and added an additional covenant requiring a ratio of 1.25 to 1.0 for net interest coverage for all of the loans owned by American;

•                  Amended the requirements for bad debt reserves for the portfolio of acquired SBA loans;

•                  Amended the delivery requirement for information and reports related to sales of SBA loans;

•                  Deleted the requirement for delivery of statements of cash flows with monthly financial statements; and

•                  Extended to June 30, 2008, the time period before (a) a facility fee of one-quarter of one percent (0.25%) per annum will be charged for non-use of the available maximum credit line, (b) the concentration limit of 7.5% for non-guaranteed SBA loans would be applicable, and (c) the concentration limit of 30% for non-guaranteed SBA loans owed by borrowers whose business activities fall within a single industry is applicable.

The primary terms and key covenants of the $40.0 million revolving loan facility, as amended, are as follows:

•                  Allows advances in the maximum amount of $40.0 million (the “Maximum Credit Line”) to be made under the facility;

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

At September 30, 2007, the Company had $36.8 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt.  Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation loss included in accumulated other comprehensive income relating to the Euro-denominated debt was $1.4 million for the nine months ended September 30, 2007 and $1.7 million for the same period in 2006.

On September 22, 2006, FirstCity NPL S.A., a Chilean affiliate of FirstCity Chile Ltda and FirstCity, entered into a revolving line of credit with a maximum loan amount in Chilean pesos equivalent to $10.0 million U.S. Dollars with CORPBANCA Sociedad Anónima Bancaria to finance the purchase of delinquent and due accounts.  The revolving line of credit was structured by Corpbanca Asesorías Financieras S.A.  Pursuant to the terms of the credit facility, FirstCity NPL S.A. was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At September 30, 2007, FirstCity had a letter of credit in the amount of $5.3 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $5.3 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a revolving line of credit with a maximum loan amount of 148,096,800 Mexican pesos with Banco Santander, S.A., which was equivalent to $13.3 million U.S. dollars at September 30, 2007.   The proceeds were used to pay down the acquisition facility with the Bank of Scotland.  Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At September 30, 2007, FirstCity had a letter of credit in the amount of $14.1 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $14.1 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

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

Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, the Company and its subsidiaries currently have credit facilities providing for borrowings in an aggregate principal amount of $394 million, and outstanding borrowings of $222.5 million as of September 30, 2007.

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

The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of November 5, 2007, and the outstanding borrowings under such facilities as of September 30, 2007.

	Credit Facilities
	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	November 5,	September 30,
	2007	2007	Interest Rate	Other Terms and Conditions
	(Dollars in millions)

Bank of Scotland $225 million portfolio acquisition and working capital facility (1)	$225	$146	LIBOR + 2.0% - 2.50%	Secured by equity interests and other assets of FirstCity, matures November 2010

Bank of Scotland $100 million portfolio acquisition - revolving credit	100	42	LIBOR + 2.0%	Secured by assets of FH Partners, L.P. and guaranteed by the Company, matures November 2010

American Bank term loan for portfolio acquisition by FC Washington	2	2	Fixed 5.625%	Secured by assets of FC Washington and guaranteed by the Company, matures 2008

Participation payable	1	1	31.44% imputed rate	Participation agreement on 33% of net cash flows received on one portfolio

CorpBanca revolving line of credit for Chilean portfolio acquisition	10	5	Rate based on monthly Chilean index rate plus .0625% per month	Secured by Bank of Scotland letter of credit. Renewable every 30 days.

Banco Santander line of credit facility	13	13	Rate based on 28 day Mexican index rate plus 1.5%	Secured by Bank of Scotland letter of credit, matures November 2008

Wells Fargo Foothill, Inc. $40 million revolving loan facility	40	11	LIBOR + 2.625% or greater of Wells Fargo prime or 7.5%	Secured by assets of American Business Lending, Inc., matures December 2009.

The First National Bank of Central Texas term loan for portfolio acquisition by MPortfolio Corporation	3	3	LIBOR + 1.75%	Secured by assets of MPortfolio Corporation, matures June 2010.

Total	$394	$223

(1)          The Bank of Scotland facility allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $50 million.  At September 30, 2007, the Company had approximately $36.8 million outstanding under the Euro-denominated portion of this facility.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q or incorporated by reference from time to time, including, but not limited to, statements relating to the Company’s strategic objectives and future performance, which are not historical facts, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, statements based on management's expectations and statements regarding revenues, earnings guidance and future projected cash collections, as well as any statement that may project, indicate or imply future results, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” "indication," and similar expressions. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, the performance of the Company’s subsidiaries and affiliates; the availability of Portfolio Assets; assumptions underlying Portfolio asset performance; risks associated with foreign operations; currency exchange rate fluctuations; risks associated with start up of new businesses and entry into new foreign markets; interest rate risk; the degree to which the Company is leveraged; the Company’s continued need for financing; availability of the Company’s credit facilities; ability to obtain additional financing from the Bank of Scotland or any other lender; the impact of certain covenants in loan agreements of the Company and its subsidiaries; risks of declining value of loans, collateral or assets; the ability of the Company to utilize NOLs; uncertainties of any litigation that might arise from discontinued operations; general economic conditions; foreign social and economic conditions; changes (legislative and otherwise) in the asset securitization industry; fluctuations in residential and commercial real estate values; capital market conditions, including the markets for asset-backed securities; factors more fully discussed and identified in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2006, filed with the Securities and Exchange Commission on July 24, 2007 (including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as in other Securities and Exchange Commission filings of the Company. Many of these factors are beyond the Company’s control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

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

SBA loans receivable were $17.5 million at September 30, 2007, of which $2.5 million were related to the guaranteed portion of these loans.  The guaranteed portion is backed by the full faith and credit of the US Small Business Administration, and is generally sold into the secondary market.  Virtually all of the SBA loans have variable interest rates.  Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate change in interest rates would have a minimal effect on interest income from SBA loans for the third quarter of 2007. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

FirstCity had $222.5 million in debt outstanding at September 30, 2007. The Company is exposed to interest rate risk primarily through its variable rate debt, which totaled $191 million or 86% of the Company’s total debt. A 50 basis point change in interest rates would increase or decrease FirstCity’s interest expense by approximately $1.1 million annually.

Foreign Currency Risk

The Company currently has loans and equity investments in Europe, Latin America (i.e. Mexico, Argentina, Dominican Republic and Chile) and Canada.

In Europe and in Mexico, the Company’s investments are primarily in the form of equity and represent a significant portion of the Company’s total equity investments. As previously discussed, the revolving acquisition facility with Bank of Scotland for $225 million allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $50 million U.S. dollars. At September 30, 2007, the Company had $36.8 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe.  In November 2006, the Company acquired a line of credit facility with Banco Santander, S.A. that allows loans to be made up to a maximum of 148,096,800 Mexican pesos. At September 30, 2007, the Company had 148,096,800 in Mexican peso-denominated debt, which was equivalent to $13.3 million U.S. dollars.  Management of the Company feels that these loan agreements will help reduce the risk of adverse effects of currency changes on these investments.

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

			Estimated decline in
			valuation of investments
			resulting from
		One U.S.	incremental depreciation
		dollar	of foreign currency of
		equals	(dollars in thousands)
			5%	10%

Europe	EUR	0.70	$1,794	$3,435

Mexico	MXN	10.92	$2,063	$3,986

Argentina	ARS	3.15	$63	$123

Dominican Republic	DOP	34.08	$26	$50

Chile	CLP	511.20	$153	$292

Canada	CAD	0.99	$19	$36

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.  The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, also evaluated whether any change in the Company’s internal controls over financial reporting or in other factors had occurred during the fiscal quarter covered by this report.  Based upon that evaluation, management concluded that there had been no such changes during the period covered by this report that have materially affected, or is reasonably likely to affect, the registrant’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as disclosed below, there have been no material developments with regard to any matters disclosed in the Company’s 2006 Annual Report on Form 10-K.

On March 20, 2007, Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively “Plaintiffs”) filed a First Amended Petition adding FH Partners, L.P. and FirstCity Servicing Corporation, each an indirectly wholly-owned subsidiary of FirstCity, and FirstCity Financial Corporation as defendants in a suit filed by Plaintiffs against State Bank and Cole Harmonson before the 98th Judicial District Court of Travis County, Texas.  FirstCity Financial Corporation was served with Plaintiff’s Notice of Nonsuit Without Prejudice in the suit on April 25, 2007.  In the First Amended Petition the Plaintiffs sought unspecified damages for breach of contract and conversion related to alleged breaches by FH Partners, L.P. and FirstCity Servicing Corporation in connection with a loan agreement related to a loan from State Bank to Plaintiffs that was purchased by FH Partners, L.P. from State Bank on December 22, 2006.  The Plaintiffs also raised other claims solely against the other defendants.  The Plaintiffs allege that they entered into a loan or line of credit with State Bank and that due to an error by State Bank the Plaintiffs borrowed more on the line of credit than was allowed under the borrowing base.  The Plaintiffs further allege that State Bank entered in an agreement with Plaintiffs that the default by Plaintiffs would be cured if the Plaintiffs pledged additional property to secure the loans and that the Plaintiffs would be allowed to borrow under the line of credit.  Plaintiffs allege that State Bank, and subsequently FH Partners, L.P., have refused to honor the agreement by State Bank concerning the pledge of the additional property.  On July 25, 2007, counsel for FH Partners received a Second Amended Petition in which the Plaintiffs allege that they have sustained actual damages of $165 million as a result of the joint actions of State Bank, Cole Harmonson, FH Partners, L.P. and FirstCity Servicing Corporation.  The Plaintiffs assert claims against FH Partners, L.P. and FirstCity Servicing Corporation for breach of contract, conversion, civil conspiracy, tortious interference with prospective economic relationships and usury related to FH Partners, L.P. and FirstCity Servicing Corporation treating the loans that FH Partners, L.P. purchased from State Bank as being in default, retaining payments delivered to the lockbox for the loan, retaining mortgage loan files that the Plaintiffs allege were unrelated to the loan agreement, interfering with contracts and relationships of the Plaintiffs by such actions, and charging interest higher than the maximum amount allowed under the Texas Finance Code.  The Plaintiffs additionally seek recovery of statutory penalties under the Texas Finance Code and attorney’s fees.  The Plaintiffs have made additional claims against the other defendants alleging promissory estoppel, fraud and business disparagement.  No discovery has occurred in the lawsuit.  FirstCity intends to contest the case vigorously.  FirstCity does not have sufficient information to estimate any potential liability or probability of liability, but is unaware of any factual or legal basis for liability.  Prosperity Bank, the successor in interest by merger to State Bank, has filed a motion for summary judgment in the original suit based upon a General Release and Indemnity Agreement.  A hearing has been set for December 3, 2007 at 2:00 p.m.  On October 9, 2007, FH Partners LLC, formerly known as FH Partners, L.P., filed a separate collection suit against the Plaintiffs and guarantors, Jason Herring and Kimberly Herring, now known as Kimberly McCormick, to recover indebtedness owed by under the loan from State Bank to Plaintiffs that was purchased by FH Partners, LLC.  Plaintiffs’ have indicated that the Plaintiffs and guarantor defendants in the collection suit will probably seek to consolidate the collection suit with the original action.  All defendants in the collection suit except Ms. McCormick have been served and their answers are due on November 21, 2007. Efforts to serve Ms. McCormick continue.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes purchases of common stock during the third quarter 2007:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Month	Purchased	Per Share	or Programs (1)	or Programs
July	—	$—	—
August	9,800	$8.36	9,800
September	—	$—	—
Total	9,800	$8.36	9,800	459,900

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

10.23	—

Amendment No. 9 to Revolving Credit Agreement, dated as of June 29, 2007, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.23 of the Company's Form 10-Q dated August 10, 2007)

10.24	—

Amendment No. 1 to Revolving Credit Agreement, dated June 29, 2007, among FH Partners, L.P., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent  (incorporated herein by reference to Exhibit 10.24 of the Company's Form 10-Q dated August 10, 2007)

10.25	—

Amendment No. 2 to Loan Agreement, dated as of July 30, 2007, by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 3, 2007)

10.26	—

Amendment No. 10 to Revolving Credit Agreement, dated as of August 22, 2007, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 28, 2007)

10.27	—

Amendment No. 3 and Consent to Revolving Credit Agreement, dated August 22, 2007, among FH Partners, L.L.C., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 28, 2007)

10.28	—

Subordinated Delayed Draw Credit Agreement, dated as of September 5, 2007, among FirstCity Financial Corporation, as Borrower, and the Lenders named therein, as Lenders, and BoS (USA), Inc., as agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 10, 2007)

10.29	—

Letter agreement between FirstCity Financial Corporation and Bank of Scotland extending time period for closing of subordinate credit facility to be provided by BoS (USA), Inc. to October 2, 2007 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated September 10, 2007)

10.30	—

Letter agreement between FirstCity Financial Corporation and BoS (USA), Inc. extending time period for closing of subordinate credit facility to be provided by BoS (USA), Inc. to October 31, 2007 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 5, 2007)

10.31	—

Letter agreement between FirstCity Financial Corporation and Bank of Scotland extending time period for closing of subordinate credit facility to be provided by BoS (USA), Inc. to October 31, 2007 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated October 5, 2007)

10.32	—

Letter agreement between FirstCity Financial Corporation and BoS (USA), Inc. extending time period for closing of subordinate credit facility to be provided by BoS (USA), Inc. to November 16, 2007 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 8, 2007)

10.33

Letter agreement between FirstCity Financial Corporation and Bank of Scotland which amended the Revolving Credit Agreement to extend time period for closing of subordinate credit facility to be provided by BoS (USA), Inc. to November 16, 2007 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated November 8, 2007)

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—

Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

32.2*	—

Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

Dated:  November 9, 2007

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

10.23	—

Amendment No. 9 to Revolving Credit Agreement, dated as of June 29, 2007, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent  (incorporated herein by reference to Exhibit 10.23 of the Company's Form 10-Q dated August 10, 2007)

10.24	—

Amendment No. 1 to Revolving Credit Agreement, dated June 29, 2007, among FH Partners, L.P., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent  (incorporated herein by reference to Exhibit 10.24 of the Company's Form 10-Q dated August 10, 2007)

10.25	—

Amendment No. 2 to Loan Agreement, dated as of July 30, 2007, by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 3, 2007)

10.26	—

Amendment No. 10 to Revolving Credit Agreement, dated as of August 22, 2007, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 28, 2007)

10.27	—

Amendment No. 3 and Consent to Revolving Credit Agreement, dated August 22, 2007, among FH Partners, L.L.C., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 28, 2007)

10.28	—

Subordinated Delayed Draw Credit Agreement, dated as of September 5, 2007, among FirstCity Financial Corporation, as Borrower, and the Lenders named therein, as Lenders, and BoS (USA), Inc., as agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 10, 2007)

10.29	—

Letter agreement between FirstCity Financial Corporation and Bank of Scotland extending time period for closing of subordinate credit facility to be provided by BoS (USA), Inc. to October 2, 2007 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated September 10, 2007)

10.30	—

Letter agreement between FirstCity Financial Corporation and BoS (USA), Inc. extending time period for closing of subordinate credit facility to be provided by BoS (USA), Inc. to October 31, 2007 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 5, 2007)

10.31	—

Letter agreement between FirstCity Financial Corporation and Bank of Scotland extending time period for closing of subordinate credit facility to be provided by BoS (USA), Inc. to October 31, 2007 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated October 5, 2007)

10.32	—

Letter agreement between FirstCity Financial Corporation and BoS (USA), Inc. extending time period for closing of subordinate credit facility to be provided by BoS (USA), Inc. to November 16, 2007 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 8, 2007)

10.33

Letter agreement between FirstCity Financial Corporation and Bank of Scotland which amended the Revolving Credit Agreement to extend time period for closing of subordinate credit facility to be provided by BoS (USA), Inc. to November 16, 2007 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated November 8, 2007)

31.1*	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—

Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

32.2*	—

Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

*  Filed Herewith