Form 10-K
period 2007-12-31
FIRSTCITY FINANCIAL CORP
filed 2008-03-17
CIK 828678

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐        No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐        No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒        No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of the common stock on the Nasdaq National Market System as of June 30, 2007, was $95,343,164.

          The number of shares of common stock outstanding at March 13, 2008, was 10,481,907.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates certain information by reference to the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the definitive proxy statement for the 2008 Annual Meeting of Stockholders.

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

PART I

Item 1.    Business.

General

        FirstCity Financial Corporation (the "Company", "FirstCity," "we" or "us"), a Delaware corporation, is a financial services company headquartered in Waco, Texas with offices throughout the United States and Mexico and a presence in Europe and South America. The Company began operating in 1986 as a specialty financial services company focused on acquiring and resolving distressed loans and other assets purchased at a discount relative to the aggregate unpaid principal balance of the loans or the appraised value of the other assets ("Face Value"). To date the Company has acquired, for its own account and through various affiliated partnerships, pools of assets or single assets (collectively referred to as "Portfolio Assets" or "Portfolios") with a Face Value of approximately $10.0 billion. The Company's servicing expertise, which it has developed largely through the resolution of distressed assets, is a cornerstone of its growth strategy. Today the Company is engaged in one reportable business segment—Portfolio Asset acquisition and resolution. See Note 8 of the Company's Consolidated Financial Statements for certain financial information about this segment of the Company.

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

Business Strategy

        The Company's core business is the acquisition, management, servicing and resolution of Portfolio Assets. Key elements of the Company's overall business strategy include:

  •
  Increasing the Company's investments in Portfolio Assets acquired from financial institutions and government agencies, both for its own account and through investment entities formed with one or more other co-investors, thereby capitalizing on the expertise of partners whose skills complement those of the Company.

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

  •
  Investing in special situations and restructuring arrangements such as acquiring or financing distressed debt and businesses, originating junior- and senior-bridge loans, and executing lower middle-market buyouts.

  •
  Maximizing growth in operations, thereby permitting the utilization of the Company's net operating loss carryforwards ("NOLs").

Background

        The Company began operating in the financial services business in 1986 as a purchaser of distressed assets from the Federal Deposit Insurance Corporation ("FDIC") and the Resolution Trust Corporation ("RTC"). From its original office in Waco, Texas, with a staff of four professionals, the Company's asset acquisition and resolution business grew to become a significant participant in an industry fueled by the problems experienced by banks and thrifts throughout the United States. In the late 1980s, the Company also began acquiring assets from healthy financial institutions interested in eliminating nonperforming assets from their portfolios. In 1991, the Company began its relationship with certain affiliates of Cargill, Incorporated (collectively, "Cargill")—a privately-held, multi-national agricultural and financial services company. Since that time, the Company and Cargill have formed a series of Acquisition Partnerships (as defined below) through which they have jointly acquired over $7.9 billion in Face Value of Portfolio Assets.

        In July 1995, the Company acquired by merger (the "Merger") First City Bancorporation of Texas, Inc. ("FCBOT"), a former bank holding company that had been engaged in a proceeding under Chapter 11 of the United States Bankruptcy Code since November 1992. As a result of the Merger, the Company's common stock, $.01 par value per share ("Common Stock") became publicly held. In addition, as a result of the Merger, the Company retained FCBOT's rights to approximately $596 million in NOLs, which the Company uses to offset taxable income generated by the Company and its consolidated subsidiaries.

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

        In December 2002, FirstCity completed a recapitalization in which holders of FirstCity's redeemable preferred stock, par value $.01 per share ("New Preferred Stock"), representing 89.3% of the shares previously outstanding, exchanged 1,092,210 shares of New Preferred Stock for 2,417,388 shares of Common Stock and $10.5 million. FirstCity also recognized the $4 million gain (previously deferred) from the release of its guaranty of Drive Financial Services LP ("Drive") indebtedness to BoS(USA), Inc. ("BoS(USA)"). BoS(USA)'s warrant to purchase 1,975,000 shares of non-voting Common Stock was cancelled. FirstCity also acquired the minority interest in FirstCity Holdings held by Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity, by issuing 400,000 shares of Common Stock of the Company and a cash flow note which was settled for $310,000 in 2006 as part of the transaction with American International Group, Inc. ("AIG"), which is discussed below.

        On November 1, 2004, FirstCity and certain of its subsidiaries completed the sale of its remaining 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA-GP, IFA-LP and Drive Management LP ("MG-LP") for a total purchase price of $108.5 million in cash, which resulted in distributions and payments to FirstCity and Consumer Corp. in the aggregate amount of $86.8 million in cash from various sources.

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

        Portfolios are either acquired for FirstCity's own account or through investment entities formed with one or more other co-investors (each such entity, an "Acquisition Partnership"). To date, FirstCity and the Acquisition Partnerships have acquired over $10.0 billion in Face Value of assets, with FirstCity's equity investment being $660 million.

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

        FirstCity also seeks to capitalize on emerging opportunities in foreign countries in which the market for nonperforming loans of the type generally purchased by FirstCity is less efficient than the market for such assets in the United States. FirstCity has equity interests in certain European servicing companies (MCS and HMCS), and in conjunction with these servicing entities and Cargill, the Company actively pursues opportunities to purchase pools of Portfolio Assets in France, Germany and other areas of Western Europe. First City also partners with American International Group, Inc. ("AIG"), a leading international insurance organization, to actively pursue mutual business opportunities to purchase pools of Portfolio Assets in Latin America.

        The following table presents selected data for the Portfolio Assets acquired by FirstCity:

Portfolio Assets Acquired

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Face Value	$514,413	$855,633	$330,390
Total purchase price	$214,333	$296,990	$146,581
Total invested(1)	$213,881	$298,515	$134,085
FirstCity invested(2)	$126,714	$144,048	$71,405
Total number of Portfolio Assets	82,537	392,208	28,839

    (1)
    Includes investments made in the form of equity and notes receivable from the Acquisition Partnerships payable to affiliates of the investors.

    (2)
    Includes investments made in the form of equity and notes receivable from the Acquisition Partnerships payable to affiliates of the Company.

Portfolio Purchases by Region

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Purchase price
Domestic	$121,679	$136,596	$93,410
Europe	23,199	102,158	37,172
Latin America	69,455	58,236	15,999

Total	$214,333	$296,990	$146,581

FirstCity invested
Domestic	$108,532	$103,467	$58,558
Europe	7,902	32,893	10,638
Latin America	10,280	7,688	2,209

Total	$126,714	$144,048	$71,405

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

  Asset Analysis and Underwriting

        Prior to making an offer to acquire any Portfolio, FirstCity performs an extensive evaluation of the assets that comprise the Portfolio. If, as is often the case, the Portfolio Assets are nonhomogeneous, FirstCity evaluates all individual assets determined to be significant to the total of the proposed purchase. If the Portfolio Assets are homogenous in nature, a sample of the assets comprising the Portfolio may be selected for evaluation. The evaluation of individual assets generally includes analyzing the credit and collateral file or other due diligence information supplied by the seller. Based upon such seller-provided information, FirstCity undertakes additional evaluations of the asset, that, to the extent permitted by the seller, include site visits to, and environmental reviews of the property securing the loan or the asset proposed to be purchased. FirstCity also analyzes relevant local economic and market conditions based on information obtained from its prior experience in the market or from other sources, such as local appraisers, real estate principals, realtors and brokers.

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

  Portfolio Assets

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

        The Company does not recognize capitalized servicing rights related to its Portfolio Assets because servicing is not contractually separated from the underlying assets by sale or securitization of the assets with servicing retained or separate purchase or assumption of the servicing. FirstCity services, in all material respects, the Portfolio Assets owned for its own account, the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, certain Portfolio Assets owned by third parties. In connection with the Acquisition Partnerships in the United States, FirstCity generally earns a servicing fee, which is a percentage of gross cash collections generated rather than a management fee based on the Face Value of the asset being serviced. The rate of servicing fee charged is generally a function of the average Face Value of the assets within each pool being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range), the type of assets and the level of servicing required on each asset. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. The Company also has certain consulting contracts with its Mexican investment entities pursuant to which the Company is entitled to additional compensation for servicing once a specified return to the investors has been achieved. The Acquisition Partnerships in Europe and South America are serviced by various entities in which the Company maintains an equity interest in the servicing entities. In all cases, service fees are recognized as they are earned in accordance with the servicing agreements.

  Small Business Administration Loans

        In connection with the Company's lending activities relative to U.S. Small Business Administration ("SBA") loan programs, the Company recognizes servicing assets when rights are acquired or through the sale of SBA loans it originates or purchases. Generally, purchased servicing assets are capitalized at cost to acquire the rights and are carried at the lower of cost, net of accumulated amortization, or fair value. For sales of SBA loans in which the Company retains the servicing rights, a portion of the cost or originating the loan is allocated to the servicing right based on relative fair value. Subsequent to the date of sale, the Company accounts for the servicing assets by using the amortization method, which amortizes servicing assets in proportion to, and over the period of, estimated net servicing income. The amortization of the servicing assets is analyzed periodically and adjusted to reflect changes in prepayment rates and other estimates. See Note 18 of the Consolidated Financial Statements for more information on servicing rights related to SBA loans.

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

        Senior secured acquisition financing by Bank of Scotland provides the majority of the funding for the purchase of Portfolios. Senior acquisition financing is obtained at variable interest rates with negotiated spreads to the base rates. The terms of the senior acquisition debt of the Acquisition Partnerships often allow, under certain conditions, distributions to equity partners before the debt is repaid in full.

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

  Relationship with Cargill

        Cargill, a diversified financial services company, is generally regarded as one of the world's largest privately held corporations and has offices worldwide. Cargill and certain of its affiliates have historically provided significant debt and equity financing to the Acquisition Partnerships. Cargill and certain of its affiliates are investors in the vast majority of our domestic Acquisition Partnerships at December 31, 2007. While not dependent on Cargill, FirstCity believes its relationship with Cargill enhances the Company's credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into related businesses and foreign markets. FirstCity is not dependent on Cargill or its affiliates for future liquidity or funding.

  Relationship with AIG

        American International Group, Inc. ("AIG") is a leading international insurance organization with operations in over 130 countries and jurisdictions. AIG and FirstCity have partnered together on several Latin American investments. FirstCity, while not dependent on AIG, believes its relationship with AIG enhances the Company's credibility as a purchaser of Portfolio Assets and facilitates its ability to expand into related businesses and foreign markets. AIG and FirstCity continue to pursue other mutual business opportunities in Latin America. The Company is not dependent on AIG for future liquidity or funding.

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

  FirstCity Loan Facilities

        Bank of Scotland provides FirstCity and its subsidiaries a loan facility under a revolving credit agreement to finance the senior debt and equity portion of portfolio and asset purchases and working capital loans. The maximum available commitment under this revolving credit facility was $225.0 million at December 31, 2007. This facility is secured by substantially all of the assets of FirstCity and certain of its wholly-owned subsidiaries and guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity.

        In September 2007, FirstCity and BoS (USA) Inc. entered into a subordinated delayed draw credit agreement which may be used to finance equity investments in new ventures, equity investments made in connection with portfolio and asset purchases and loans made by FirstCity and its subsidiaries to acquisition entities, provide for the issuance of letters of credit, and for working capital loans. This credit agreement was effective on November 16, 2007 and is guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and secured by substantially all of the assets of FirstCity and its wholly-owned subsidiaries

  FH Partners, LLC Loan Facility

        Since August 2005, the Bank of Scotland has provided financing to FH Partners LLC, a wholly-owned affiliate of FirstCity, to finance portfolio and asset purchases made by FH Partners LLC. The maximum available commitment under this revolving credit facility has grown to $100.0 million at

December 31, 2007 from $50.0 million at its origination in 2005. This facility is secured by all assets of FH Partners LLC and guaranteed by FirstCity and certain of its wholly-owned subsidiaries.

        Refer to Note 2 of the Consolidated Financial Statements for additional detail and terms underlying the Company's loan facilities with the Bank of Scotland.

        BoS(USA) has a warrant to purchase 425,000 shares of the Company's Common Stock at $2.3125 per share. BoS(USA) is entitled under certain circumstances to additional warrants in connection with the existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's Common Stock. The warrant will expire on August 31, 2010, if it is not exercised prior to that date.

  Business Strategy of Portfolio Asset Acquisition and Resolution Business

        Historically, FirstCity has leveraged its expertise in asset resolution and servicing by investing in a wide variety of asset types across a broad geographic scope. FirstCity continues to follow this investment strategy and seeks expansion opportunities into new asset classes and geographic areas when it believes it can achieve attractive risk adjusted returns. The following items are significant elements of FirstCity's business strategy in the portfolio acquisition and resolution business:

  •
  Traditional markets.  FirstCity believes it will continue to invest in Portfolio Assets acquired from financial institutions and government agencies, both for its own account or through investment entities formed with one or more co-investors.

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

  •
  Foreign markets.  FirstCity believes that the foreign markets for Portfolio Assets are less developed than the U.S. market, and therefore provide a greater opportunity to achieve attractive risk adjusted returns. FirstCity has purchased Portfolio Assets in France, Germany, Japan (sold in 1999), Mexico, the Virgin Islands, Dominican Republic, Puerto Rico, Chile, Brazil and Argentina and expects to continue to seek purchase opportunities outside of the United States.

  •
  SBA lending.  In November 2006, the Company, through its subsidiary American Business Lending, Inc. ("ABL") acquired a license from the U.S. Small Business Administration (the "SBA") to originate and service SBA 7(a) loans. The Company believes that the ability to acquire and originate these types of loans provides the diversity to create an attractive growth opportunity within the domestic market.

  •
  Special situations investments.  In April 2007, the Company entered into a special situations platform that focuses on constructive investing in restructurings, turnarounds, businesses with robust market positions, and other special situations. This platform provides the Company the ability to acquire or finance distressed businesses, originate junior- and senior-bridge loans, and execute lower middle-market buyouts.

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

        Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the consolidated financial statements have been reclassified for all periods presented to reflect the operations, assets and liabilities of the consumer business segment as discontinued operations. The assets and liabilities of such operations have been included in other assets and liabilities in the Consolidated Financial Statements.

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

Employees

        The Company had 241 employees as of December 31, 2007 compared with 208 employees at December 31, 2006. The Company believes that it has been successful in attracting quality employees and that employee relations are good.

Foreign Operations

        We have investments in various Acquisition Partnerships and servicing entities in Europe and Central and South America. Revenues outside of the U.S. are a material part of our business, and they accounted for more than 37% of our consolidated revenues and equity in earnings of investments in each year in the three-year period ended December 31, 2007. See Note 8 to the Consolidated Financial Statements for the year ended December 31, 2007.

        In maintaining foreign operations, our business is exposed to risks inherent in such operations, including those of currency fluctuations. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference.

        Financial information about geographic areas, including net sales and assets, for the years in the period ended December 31, 2007 appears in Note 8 to the Consolidated Financial Statements in

Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

        Long-term cycles in the general economy affect the business of acquiring and resolving Portfolio Assets. We cannot predict our future annual acquisition volume of Portfolio Assets. Moreover, our future purchase of Portfolio Assets will depend on the availability of Portfolios offered for sale, the availability of capital and our ability to submit successful bids to purchase Portfolio Assets. Due to the highly competitive environment of the business of acquiring Portfolio Assets in the United States, we may be required to acquire Portfolio Assets at higher prices, which will lower our profit margins on the resolution of such Portfolios. To offset these changes in the domestic arena, we continue to develop our presence in other markets. Under certain circumstances, we may choose not to bid for Portfolio Assets that we believe cannot be acquired at attractive prices. As a result of all the above factors, we may be materially adversely affected by variations on our Portfolio Asset purchases, and the revenue derived from the resolution of such Portfolio Assets.

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

        The entry into these new businesses and foreign markets has resulted in increased demands on our personnel and systems. The development and integration of the new businesses and operations in foreign venues requires the investment of additional capital and the continuous involvement of our senior management. We also must manage a variety of businesses and operations in foreign venues with differing markets, customer bases, financial products, systems and managements. An inability to develop, integrate and manage our businesses and operations in foreign venues could have a material adverse effect on our financial condition, results of operations and business prospects. Risks related to the start up of a business or entry into a new foreign market, including the ability to implement the new business plan and strategy to generate sufficient revenues necessary to avoid losses common to start up companies, the availability of opportunities for investment in the markets to be entered, the dependency of new businesses for liquidity and our ability to support and manage continued growth is dependent upon, among other things, our ability to attract and retain senior management for each of our businesses, to hire, train, and manage our workforce and to continue to develop the skills necessary for us to compete successfully in our existing and new businesses and operations in foreign venues. There can be no assurance that we will successfully meet all of these challenges.

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

        We believe that, as a result of the Merger, approximately $596 million of NOLs were available to us to offset future taxable income as of December 31, 1995. Since December 31, 1995, we have generated an additional $52 million in net tax operating losses, utilized $95 million of NOLs, and had expiring NOLs of $321 million. Accordingly, as of December 31, 2007, we believe that we have approximately $232 million of NOLs available to offset future taxable income. Out of the total $232 million of NOLs, we estimate that we will be able to utilize $57 million, which equates to a $20 million deferred tax asset on our books and records. However, because our position in respect of the original $596 million NOLs resulting from the Merger is based upon factual determinations and upon legal issues with respect to which there is uncertainty and because no ruling has been obtained from the Internal Revenue Service (the "IRS") regarding the availability of the NOLs to us, there can be no assurance that the IRS will not challenge the availability of such NOLs and, if challenged, that the IRS will not be successful in disallowing this portion of our NOLs, with the result that our $20 million deferred tax asset would be reduced or eliminated.

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

We may incur significant costs relating to removal of hazardous substances or waste from real property in Portfolio Assets.

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

We may be adversely affected by a general deterioration in economic, general business and market conditions.

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

        Some aspects of our business are subject to regulation, examination and licensing under various federal, state and local statutes and regulations that impose requirements and restrictions affecting, among other things, credit activities, maximum interest rates, finance and other charges, disclosures to obligors, the terms of secured transactions, collection, repossession and claims handling procedures, multiple qualification and licensing requirements for doing business in various jurisdictions, and other trade practices. We believe that we are currently in compliance in all material respects with applicable regulations, but there can be no assurance that we will be able to maintain such compliance. Failure to comply with, or changes in, these laws or regulations, or the expansion of our business into jurisdictions that have adopted more stringent regulatory requirements than those in which we currently conduct business, could have an adverse effect on our company by, among other things, limiting the income we may generate on existing and additional loans, limiting the states in which we may operate or restricting our ability to realize on the collateral securing its loans. See "Item 1—Business—Government Regulation."

We may be adversely affected by the result of certain legal proceedings.

        Periodically, our company, our subsidiaries, our affiliates and the Acquisition Partnerships are parties to or otherwise involved in legal proceedings arising in the normal course of business.

We may be adversely affected by a termination of our relationship with Cargill.

        Our relationship with Cargill is material in a number of respects. Cargill, a subsidiary of Cargill, Incorporated, a privately held, multi-national agricultural and financial services company, has provided equity and debt financings for some of the Acquisition Partnerships. Cargill beneficially owns approximately 2.38% of our outstanding Common Stock, and a Cargill designee, Jeffery Leu, is a member of our Board of Directors. We believe that our relationship with Cargill significantly enhances our credibility as a purchaser of Portfolio Assets and facilitates our ability to expand into other businesses and foreign markets.

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

        Our directors and executive officers collectively beneficially own 16.36% of the Common Stock. Although there are no agreements or arrangements with respect to voting such Common Stock among such persons, they, if acting together, may effectively be able to control any vote of our stockholders and thereby exert considerable influence over the affairs of our company. James T. Sartain, President and Chief Executive Officer of our company, is the beneficial owner of 6.0% of the Common Stock. There can be no assurance that the interests of management or the other entities and individuals will be aligned with our other stockholders.

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

We may incur significant credit losses due to downward trends in the economy and in the real estate market.

        We originate and underwrite loans to affiliated entities (including Acquisition Partnerships) and non-affiliated entities, and purchase and originate SBA loans. The repayment of the loans is generally dependent upon future cash flows of the borrowers, future cash flows of the underlying collateral, and distributions made from affiliated entities. While we evaluate all of our loans for impairment on a regular basis by reviewing the collectibility of the loans in light of various factors, worsening economic conditions increase the risk that our borrowers will not be able to repay our loans, and worsening real estate market conditions increase the risk that the value of the properties securing certain of our loans will be insufficient to repay amounts owing to us in the event our borrowers default on the loans.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The Company occupies approximately 56,000 square feet of office space, all of which is leased. The Company leases its current headquarters building under a noncancellable operating lease, which expires December 31, 2011. All leases of the other offices of the Company and subsidiaries expire prior to 2015. Such office space is suitable and adequate for the Company's current needs. The following is a list of the Company's principal physical properties leased as of December 31, 2007.

Location	Function	Business Segment
Waco, Texas	Executive Offices	Corporate/Commercial
Guadalajara, Mexico	Servicing Offices	Commercial
Mexico City, Mexico	Servicing Offices	Commercial
Dallas, Texas	Servicing Offices	Commercial
Greenwood Village, Colorado	Servicing Offices	Commercial

Item 3.    Legal Proceedings.

        FirstCity and certain of its subsidiaries and affiliates (including Acquisition Partnerships) are involved in various claims and legal proceedings arising in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of pending legal actions and proceedings, the Company cannot state with certainty the eventual outcome of any such proceedings. Based on current knowledge, management does not believe that liabilities, if any, arising from any single ordinary course proceeding will have a material adverse effect on the consolidated financial condition, operations, results of operations or liquidity of the Company.

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

        In the trial court, FCLT filed a counterclaim against FirstCity for damages related to alleged breaches of contract by FirstCity related to failure to assign the proceeds to FCLT and FirstCity's assertion of a claim to the proceeds and a claim for tortious interference by FirstCity as a result of FirstCity's claim for the proceeds. In connection with that claim, FCLT seeks to recover attorney's fees and other damages related to the assertion by FirstCity of an interest in the shares of Prudential common stock. No amount has been asserted by FCLT Loans Asset Corp. and the company does not believe that its actions give rise to a claim by FCLT Loans Asset Corp. The trial court denied these claims of FCLT in its orders resolving claims with respect to the motions for summary judgment filed by each of the parties. The appeal by FCLT seeks to overturn the summary judgment rendered against it with respect to these claims. FirstCity believes that the claims of FCLT are without merit and that it has valid defenses to these claims.

  Wave Tec Pools, Inc. Litigation

        On March 20, 2007, Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively "Plaintiffs") filed a First Amended Petition adding FH Partners LLC (formerly FH Partners, L.P.) and FirstCity Servicing Corporation, each an indirectly wholly-owned subsidiary of FirstCity, and FirstCity Financial Corporation as defendants in a suit filed by Plaintiffs against State Bank and Cole Harmonson before the 98th Judicial District Court of Travis County, Texas. FirstCity Financial Corporation was served with Plaintiff's Notice of Nonsuit Without Prejudice in the suit on April 25, 2007. In the First Amended Petition the Plaintiffs sought unspecified damages for breach of contract and conversion related to alleged breaches by FH Partners LLC ("FH Partners") and FirstCity Servicing Corporation in connection with a loan agreement related to a loan from State Bank to Plaintiffs that was purchased by FH Partners from State Bank on December 22, 2006. The Plaintiffs also raised other claims solely against the other defendants. The Plaintiffs allege that they entered into a loan or line of credit with State Bank and that due to an error by State Bank the Plaintiffs borrowed more on the line of credit than was allowed under the borrowing base. The Plaintiffs further allege that State Bank entered in an agreement with Plaintiffs that the default by Plaintiffs would be cured if the Plaintiffs pledged additional property to secure the loans and that the Plaintiffs would be allowed to borrow under the line of credit. Plaintiffs allege that State Bank, and subsequently FH Partners, have refused to honor the agreement by State Bank concerning the pledge of the additional property. On July 25, 2007, counsel for FH Partners received a Second Amended Petition in which the Plaintiffs allege that they have sustained actual damages of $165 million as a result of the joint actions of State Bank, Cole Harmonson, FH Partners and FirstCity Servicing Corporation. The Plaintiffs assert claims against FH Partners and FirstCity Servicing Corporation for breach of contract, conversion, civil conspiracy, tortious interference with prospective economic relationships and usury related to FH Partners and FirstCity Servicing Corporation treating the loans that FH Partners purchased from State Bank as being in default, retaining payments delivered to the lockbox for the loan, retaining mortgage loan files that the Plaintiffs allege were unrelated to the loan agreement, interfering with contracts and relationships of the Plaintiffs by such actions, and charging interest higher than the maximum amount allowed under the Texas Finance Code. The Plaintiffs additionally seek recovery of statutory penalties under the Texas Finance Code and attorney's fees. The Plaintiffs have made additional claims against the other defendants alleging promissory estoppel, fraud and business disparagement. On or about October 5, 2007, Plaintiffs' counsel suggested that his clients were considering non-suiting their claims against FH Partners and FirstCity Servicing Corporation. Therefore, instead of counter-claiming against the Plaintiffs in the same suit for the indebtedness owed under the loan, on October 9, 2007, FH Partners filed a separate collection suit against the Plaintiffs and guarantors Jason Herring and Kimberly Herring, now known as Kimberly McCormick. Plaintiffs' counsel has subsequently indicated that he had misunderstood the positions of the parties, that a non-suit is not likely to occur and that he will probably seek to consolidate the collection suit with the original action. All defendants in the collection suit have answered. Prosperity Bank, FH Partners and FirstCity Servicing Corporation filed motions for summary judgment in the original suit based upon a General Release and Indemnity Agreement. Shortly before the hearing on the summary judgment motions, the Plaintiffs filed their third amended petition to add Grandview Homes, Inc. as an additional plaintiff, to allege some of the previous claims against FH Partners and FirstCity Servicing Corporation as well as Prosperity Bank and to state additional claims for negligent misrepresentation, tortious interference with property rights, fraud in the inducement, duress, lack of consideration, unconscionability, estoppel and waiver. Since these additional parties and claims were not addressed by the summary judgment motions, the hearings were postponed. On or about December 14, 2007, Plaintiffs filed their fourth amended petition, which added the claim that the general release is invalid for lack of mutuality of obligation and for failure to meet the express negligence test. One deposition has been taken and Plaintiffs have engaged in written discovery with Prosperity Bank and sent written discovery to FH Partners and FirstCity Servicing Corporation, but have suspended the deadlines to respond while the parties are discussing settlement. FirstCity does not have sufficient information to estimate any potential liability or probability of liability, but is unaware of any factual or legal basis for liability. If a settlement is not reached, FirstCity intends to contest the case vigorously.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The Company held its annual meeting of stockholders (the "Annual Meeting") on November 15, 2007. The following items for business were considered at the Annual Meeting.

(a) Election of Directors

        The following individuals were elected as directors to serve as members of the Company's Board of Directors until the Company's 2008 annual meeting of stockholders. The number of votes cast for each nominee was as follows:

Nominee	Votes For	Votes Against	Abstained
Richard E. Bean	9,342,737	536,570	—
C. Ivan Wilson	9,341,487	537,820	—
James T. Sartain	9,841,971	37,336	—
Dane Fulmer	9,842,064	37,243	—
Robert E. Garrison II	9,842,074	37,233	—
D. Michael Hunter	9,842,074	37,233	—
Jeffery D. Leu	9,840,824	38,483	—
F. Clayton Miller	9,842,074	37,233	—

(b) Ratification of Appointment of Auditors

        A proposal to ratify the Board of Directors' appointment of KPMG LLP as the Company's independent auditors for 2007 was approved by the stockholders. The number of votes for the proposal: 9,856,372; votes against: 20,013; abstentions: 2,922.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's Common Stock is traded on the Nasdaq Global Select Market under the symbol FCFC. The number of holders of record of Common Stock on March 13, 2008 was approximately 725, as provided by American Stock Transfer and Trust Company, the Company's transfer agent. High and low stock prices for the Common Stock in the two years ended December 31, 2007 and December 31, 2006 are displayed in the following table:

	2007 Market Price		2006 Market Price
Quarter Ended
	High	Low	High	Low
March 31	$11.35	$10.03	$12.25	$10.25
June 30	10.30	9.00	12.05	10.35
September 30	11.07	7.37	11.20	8.53
December 31	10.04	7.46	11.10	9.76

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

        The following summarizes purchases of Common Stock during the fourth quarter 2007:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	—	$—	—
November	1,700	$8.18	1,700
December	38,700	$8.04	38,700

Total	40,400	$8.05	40,400	419,500

    (1)
    The Company has a stock repurchase program that was approved by the Board of Directors in August 2006 for the repurchase of up to 1,000,000 shares of the Company's Common Stock. On February 6, 2008, the Board of Directors approved the repurchase of an additional 500,000 shares (up to a total of 1,500,000 shares) and the plan was extended to August 30, 2009. Subsequent to December 31, 2007, the Company has repurchased an additional 264,530 shares of its Common Stock at an average price of $8.08 per share.

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

Selected Financial Data

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$43,656	$28,387	$24,093	$21,141	$21,318
Expenses	51,842	32,649	27,683	30,845	30,959
Equity in earnings of investments	10,944	11,756	12,013	14,913	14,174
Gain on sale of interest in equity investments	207	2,459	—	—	—
Earnings from continuing operations	2,185	9,877	8,078	5,011	4,358
Earnings (loss) from discontinued operations	—	(75)	153	58,623	4,829
Net earnings (loss)	2,185	9,802	8,231	63,634	9,187
Redeemable preferred dividends	—	—	—	—	(133)
Net earnings (loss) to common stockholders	2,185	9,802	8,231	63,634	9,054
Earnings (loss) from continuing operations per common share—
Basic	0.20	0.89	0.72	0.45	0.38
Diluted	0.19	0.84	0.68	0.42	0.37
Net earnings (loss) per common share—
Basic	0.20	0.88	0.73	5.67	0.81
Diluted	0.19	0.83	0.69	5.37	0.80
Consolidated Balance Sheet Data:
Total assets	298,119	297,663	194,869	158,857	132,388
Total notes payable	177,329	187,811	90,259	51,303	75,060
Preferred stock	—	—	—	—	3,846
Total common equity	106,823	103,893	98,911	92,423	28,969

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

        In November 2004, FirstCity completed the sale of its 31% investment in Drive. As a result, the consumer lending segment conducted through Drive was no longer considered a principal reportable segment and is treated as a discontinued operation. The results of historical operations have been reflected as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

        FirstCity is a financial services company engaged in the acquisition and resolution of portfolios of loans, real estate and other assets or similar single-asset investments (collectively referred to as "Portfolio Assets"). The Portfolio Asset acquisition and resolution business involves acquiring Portfolio Assets at a discount to their legal principal balance or appraised value, and servicing and resolving such assets in an effort to maximize the present value of the ultimate cash recoveries.

        During 2007, the Company recorded net earnings to Common Stockholders on a diluted basis of $2.2 million or $0.19 per common share. The operating contribution from the Portfolio Asset acquisition and resolution segment was $11.4 million for 2007 compared with $15.1 million for 2006. The Company was involved in $214.3 million of portfolio acquisitions in 2007—of which FirstCity's investment share was $126.7 million. FirstCity's global distribution of its 2007 investments includes $108.5 million in the United States, $7.9 million in Europe, and $10.3 million in Latin America. In addition to its portfolio acquisitions in 2007, FirstCity invested $4.0 million in a Chilean servicing company; $5.9 million in a domestic railroad company; and $12.1 million in the form of loans receivable to domestic and foreign entities. Earning assets (Portfolio Assets, equity investments, loans receivable and entity-level earning assets) remained relatively level at $243.6 million in 2007 compared to $250.4 million in 2006. FirstCity's total investment level of $148.7 million in 2007 represents the second-highest amount invested in a single year in the Company's history (the Company's highest investment level was $172.2 million in 2006).

        The Company's investments in 2007 include the purchase of $36.8 million of SBA loans and servicing assets, and another $2.2 million of SBA loan originations and advances through its majority-owned subsidiary American Business Lending, Inc. ("ABL"). The Company believes that the ability to purchase and originate these types of loans provides the diversity to create an attractive growth opportunity within the domestic market.

        In addition, the Company's 2007 investments include $5.6 million and $5.9 million in the form of loans receivable and a railroad business acquisition, respectively, under its new special situations platform—FirstCity Crestone—which was formed in April 2007. This special situations platform focuses on constructive investing in restructurings, turnarounds, businesses with robust market positions, and other special situations; and provides the Company the ability to acquire or finance distressed businesses, originate junior- and senior-bridge loans, and execute lower middle-market buyouts.

        The Company's earnings in 2007 were negatively impacted by $6.4 million of net provisions—comprised of $2.1 million recorded to our wholly-owned portfolios and $4.3 million as our share recorded to portfolio assets held in our partnership interests. The provisions in 2007 were necessary as a result of increased delays in the collection of certain assets and deterioration of the domestic residential and commercial real estate market. The impairment provisions were identified in connection with management's regular evaluation of the collectibility of the Company's Portfolio Assets and loans. Management's evaluation is inherently subjective as it requires estimates that are susceptible to revision in future periods as more information becomes available.

        Considering the recent deterioration of credit quality experienced by many banks, management remains positive on the outlook of the Company. Management believes that the current market conditions will not hinder FirstCity's ability to grow its business, and that acquisition opportunities at attractive margins are on the rise. FirstCity's total investment level approximated $150.0 million in 2007, and the Company is currently evaluating 27 different transactions representing over $1.8 billion in face value of assets, although there can be no assurance that FirstCity will be able to consummate any of these transactions on acceptable terms.

        In addition, in light of current market conditions that are creating liquidity constraints primarily as a result of the deterioration in the subprime mortgage industry and tightening credit standards in the marketplace, management believes that the current market conditions will not impact FirstCity's ability to obtain financing for its operations—as evidenced by recent increases totaling $125.0 million in the Company's credit facilities commitments (discussed below).

        In August 2007, FirstCity increased its borrowing capacity by $100.0 million. FirstCity secured a $50.0 million increase in its revolving credit facility commitment with the Bank of Scotland from $175.0 million to $225.0 million; and FH Partners, LLC (a wholly-owned affiliate of FirstCity) secured a $50.0 million increase in its revolving credit facility commitment with Bank of Scotland from $50.0 million to $100.0 million. The Company uses the credit facilities, along with other financing arrangements, to finance equity investments and portfolio and asset purchases, and to provide for the issuance of letters of credit and working capital loans.

        Effective November 2007, FirstCity increased its borrowing capacity another $25.0 million through a subordinated credit agreement with Bank of Scotland. This arrangement provides the Company with a $25.0 million loan facility to finance equity investments in new ventures, the senior debt and equity portion of portfolio and asset purchases, and to provide for the issuance of letters of credit working capital loans.

        The Company's financial results are affected by many factors including levels of and fluctuations in interest rates, fluctuations in the underlying values of real estate and other assets, the timing and ability to liquidate assets, and the availability and prices for loans and assets acquired in all of the Company's businesses. The Company's business and results of operations are also affected by the availability of financing with terms acceptable to the Company and the Company's access to capital markets, including the securitization markets.

        As a result of the significant period-to-period fluctuations in the revenues and earnings of the Company's Portfolio Asset acquisition and resolution business, period-to-period comparisons of the Company's results of continuing operations may not be meaningful.

Results of Independent Investigation

        The Audit Committee of the Board of Directors conducted an independent investigation in 2007 ("Independent Investigation") to review whether FirstCity and its subsidiaries received inadequate compensation, or other improprieties occurred, with respect to the sale of a loan portfolio to a third party, and FirstCity's compliance with laws applicable to its foreign operations as a result of allegations against an officer of an affiliate of FirstCity regarding matters that occurred prior to the individual's becoming an officer of that affiliate. The Audit Committee engaged an outside law firm to act as independent counsel and conduct the investigation, and independent counsel worked with external forensic accountants to conduct its review.

        The Independent Investigation (completed in July 2007) found that the loan portfolio sale was initiated by other portfolio investors, who owned a majority investment in the portfolio, and that the portfolio appeared to have been sold for the best price available at the time. The Independent Investigation found no evidence indicating that FirstCity or any officer, manager or full-time employee personally benefited from the transactions relating to the portfolio sale. The Independent Investigation concluded that the sales price received by FirstCity and the other portfolio investors was reasonable based upon the information that was available at the time of the sale.

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

        FirstCity has not identified any material adjustment to its financial statements that are required in connection with the results of the Independent Investigation. The costs associated with the investigation approximated $2.2 million in 2007.

Results of Operations

  2007 Compared to 2006

        Net earnings to Common Stockholders were $2.2 million in 2007 compared to $9.8 million in 2006. On a per share basis, diluted net earnings to Common Stockholders were $0.19 in 2007 compared to $.83 in 2006. The Company reported earnings from continuing operations of $2.2 million in 2007 compared to $9.9 million in 2006.

  Portfolio Asset Acquisition and Resolution

        The operating contribution from the Portfolio Asset acquisition and resolution business of $11.4 million in 2007 decreased from $15.1 million in 2006. FirstCity was involved in $214.3 million of Portfolio Asset acquisitions in 2007 ($106.6 million in wholly-owned portfolios and $107.7 million through Acquisition Partnerships), compared to $297.0 million in 2006 ($91.0 million in wholly-owned portfolios and $206.0 million through Acquisition Partnerships). FirstCity's investment share in these Portfolio Asset acquisitions (including SBA loans) was $126.7 million in 2007 compared to $144.0 million in 2006—which includes investments in wholly-owned portfolios of $104.9 million in 2007 and $82.5 million in 2006. Additional investments (loan originations and business acquisitions) backed by FirstCity totaled $22.0 million in 2007 compared to $28.2 million in 2006.

        Servicing fee revenues.    Servicing fee revenues decreased to $10.4 million in 2007 from $12.9 million in 2006. Servicing fee revenues in 2006 include $1.9 million of incentive service fees resulting from the restructure of Mexican Investment Platform. This contributed to the decrease in service fees from Latin American partnerships to $7.8 million in 2007 from $9.5 million in 2006. Service fees from domestic Acquisition Partnerships totaled $2.6 million in 2007 compared to $3.4 million in 2006. Also contributing to the overall decrease in servicing fees is a decline in collections from loans held by domestic and Latin American Acquisition Partnerships to $123.3 million in 2007 from $188.0 million in 2006. Since a majority of the Portfolio acquisitions over the past two years were purchased through wholly-owned Portfolios instead of investments in Acquisition Partnerships, the Company expects income from wholly-owned Portfolio Assets to off-set the decline in servicing fee revenues (which are generated primarily from loan portfolios held by Acquisition Partnerships).

        Income from Portfolio Assets.    Income from Portfolio Assets increased to $22.8 million in 2007 compared to $11.0 million in 2006, primarily due to increased purchases of wholly-owned domestic Portfolio Assets. FirstCity's average investment in wholly-owned Portfolio Assets increased to $117.0 million for 2007 from $62.5 million for 2006. Refer to Note 8 to the Consolidated Financial Statements for a summary of income from Portfolio Assets.

        Gain on sale of SBA loans held for sale.    The Company recorded net gains on SBA loan sales of $0.7 million in 2007. The Company's basis in SBA loans sold in 2007 approximated $17.8 million. Gains on SBA loan sales reflect the Company's participation in the SBA 7(a) guaranteed loan program. Under the program, SBA guarantees up to 85 percent of the principal of a qualifying loan. The Company generally sells the guaranteed portion of the loan into the secondary market and retains the unguaranteed portion.

        Interest income from SBA loans.    Interest income from SBA loans was $2.1 million in 2007 as a result of the SBA portfolio acquisition and SBA loan originations in 2007.

        Interest income from affiliates.    Interest income from affiliates decreased $0.6 million in 2007 from $1.5 million in 2006 primarily due to the conversion of $21.3 million of affiliated loans to equity as part of the Company's restructure of its Mexican investments in 2006—which significantly reduced the amount of affiliated loans outstanding and the corresponding interest income.

        Interest income from loans receivable—other.    Interest income from loans receivable—other increased to $3.8 million in 2007 from $0.6 million in 2006. The income increase is attributed to the Company's increased level of investments in the form of loan originations to domestic entities in 2007—primarily through FirstCity's new special situations platform (FirstCity Crestone) that was formed in April 2007. FirstCity's average investment in loans receivable—other approximated $22.0 million in 2007 and $4.8 million in 2006.

        Other income.    Other income increased to $2.8 million in 2007 from $1.6 million in 2006 primarily due to $1.0 million of revenues generated from the Company's majority-owned domestic railroad company that was acquired in August 2007.

        Expenses.    Operating expenses were $42.7 million in 2007 compared to $26.4 in 2006. The following is a discussion of the major components of operating expenses:

        Interest and fees on notes payable increased to $18.1 million in 2007 compared to $8.3 million in 2006. The average debt for the period increased to $212.9 million in 2007 from $100.3 million in 2006, and the average cost of borrowing increased to 8.5% in 2007 from 8.3% in 2006. The increase in the Company's debt level is a result of increased limits on existing credit facilities and the addition of a new loan facility the Company secured in 2007 to accommodate its growth and investment acquisitions.

        Salaries and benefits increased to $13.3 million in 2007 from $11.4 million in 2006—primarily due to additional salaries and benefits of $1.6 million in 2007 attributed to ABL (new SBA lending program) and FirstCity Crestone (new special situations platform). Total personnel within the Portfolio Asset acquisition and resolution segment were 206 and 176 at December 31, 2007 and 2006, respectively.

        Provisions for loan and impairment losses totaled $2.1 million in 2007 compared to $0.3 million in 2006. The increase in loan and impairment provisions from 2006 to 2007 is attributed to increased net provisions of $1.6 million to wholly-owned portfolios and $0.2 million of net provisions to SBA loans in 2007. See Notes 1(e), 1(f), 4 and 5 of the Consolidated Financial Statements for a detailed discussion on FirstCity's impairment evaluation processes.

        Occupancy, data processing, property protection and other expenses increased to $9.2 million in 2007 from $6.5 million in 2006. The increase is attributed primarily to additional operating expenses of $1.0 million from ABL and FirstCity Crestone and additional asset-level costs (i.e. property protection costs) of $2.2 million related to the Company's wholly-owned portfolios in 2007.

        Equity in earnings of investments.    Equity in earnings of investments decreased slightly to $10.9 million in 2007 compared to $11.8 million in 2006. Equity in earnings of Acquisition Partnerships decreased to $9.5 million in 2007 from $10.9 million in 2006, while equity in earnings of servicing entities increased to $1.4 million in 2007 from $0.8 million in 2006. The following is a discussion of equity in earnings from the Company's Acquisition Partnerships by geographic region. Refer to Note 6 of the Consolidated Financial Statements for a summary of revenues, earnings and equity in earnings of FirstCity's equity investments by region.

  •
  Domestic—Domestic Acquisition Partnerships reflected total net earnings of $4.6 million in 2007 compared to $13.8 million in 2006. Accordingly, FirstCity's share of the domestic partnerships' total net earnings decreased to $2.3 million in 2007 compared to $6.5 million in 2006. The decrease in FirstCity's share of the partnerships' total net earnings is attributed primarily to a decline in the Company's average investment in domestic partnerships to $33.6 million in 2007 from $45.5 million in 2006. Since a majority of the domestic portfolio acquisitions over the past two years were acquired through wholly-owned Portfolios instead of through Acquisition Partnerships, the Company expects income from wholly-owned Portfolios to off-set the decline in equity in earnings from the domestic partnerships. Another significant factor that contributed to a decrease in the partnerships' total net earnings, which decreased FirstCity's share of net earnings, stemmed from an increase in net impairment provisions to $4.9 million in 2007 from $1.8 million in 2006.

  •
  Latin America—Latin American Acquisition Partnerships reflected total net earnings of $7.0 million in 2007 compared to total net losses of ($6.9) million in 2006. As such, FirstCity's share of the partnership's total net earnings (losses) increased to $1.3 million in 2007 from ($0.2) million in 2006. The increase in FirstCity's share of the partnerships' total net earnings is attributed primarily to an increase in the Company's average investment in Latin American partnerships to $21.0 million in 2007 from $10.9 million in 2006. Other significant factors that contributed to an increase in the partnerships' total net earnings, which increased FirstCity's share of net earnings, relate to foreign currency exchange gains of $0.7 million in 2007 compared to foreign currency exchange losses of ($10.5) million in 2006; and $3.0 million of income tax benefits recorded in 2007 compared to ($4.2) million of income tax expense recorded in 2006—off-set by increased net impairment provisions of $9.8 million in 2007 compared to $1.4 million in 2006.

  •
  Europe—European Acquisition Partnerships reflected total net earnings of $18.8 million in 2007 compared to $15.9 million in 2006. As such, FirstCity's share of the partnership's total net earnings increased to $5.9 million in 2007 from $4.6 million in 2006. The increase in FirstCity's share of the partnerships' total net earnings is attributed primarily to an increase in the Company's average investment in European partnerships to $40.4 million in 2007 from $22.8 million in 2006. The increase in total net earnings of the European partnerships was off-set by an increase in servicing fee expenses to $6.4 million in 2007 from $3.6 million in 2006, and an increase in net impairment provisions to $2.1 million in 2007 from a net impairment recovery of ($2.3) million in 2006.

        Gain on sale of subsidiaries and equity investments.    Gain on sale of subsidiaries of $0.2 million was recorded in 2007, which consists of the sale of two Latin American subsidiaries. Gain on sale of equity investments of $2.5 million was recorded in 2006. This gain primarily consisted of the following: (1) sale of a domestic equity investment resulting in a gain of $1.3 million; and (2) partial sale of twelve Latin American equity investments to AIG resulting in a gain of $1.2 million in accordance with the restructuring of the Mexican Investment Platform.

  Other Significant Items Affecting Operations

        The following items affect the Company's overall results of operations and are not directly allocated to the Portfolio Asset acquisition and resolution business discussed above.

        Corporate interest and overhead.    Net corporate overhead expenses (excluding taxes) increased to $8.7 million in 2007 from $5.2 million in 2006, primarily due to increased legal and accountings costs of $2.6 million (including $2.2 million related to the Independent Investigation authorized by the audit committee) and director fees of $0.2 million incurred in 2007.

        Income taxes.    Provision for income taxes was $0.8 million in 2007 compared to $0.2 million in 2006, and taxes in both years related primarily to state income taxes. Refer to Note 11 of the Consolidated Financial Statements for a detailed description of the Company's income tax components.

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

        Servicing fee revenues.    Servicing fee revenues increased by 9.8% to $12.9 million in 2006 from $11.8 million in 2005. Service fees from the Latin American partnerships (including incentive service fees) increased by $1.3 million or 16.3% as a result of a $1.9 million in incentive service fee resulting from the restructure of the Mexican Investment Platform offset by efforts to reduce operating costs in Mexico. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. Service fees from domestic Acquisition Partnerships decreased by $0.18 million or 5% due to a lower service fee rate produced based on the mix of collections.

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

        Interest income from loans receivable—other.    Interest income from loans receivable—other was $0.6 million in 2006 and relates to loans originated in the latter half of 2006 which included loans to a Canadian real estate company, and two domestic real estate companies.

        Other income.    Other income was $1.6 million in 2006 compared to $1.7 million in 2005, primarily due to a reduction in the estimated carrying value of loans payable to certain members of management by $0.3 million. See further discussion related to these loans in Note 2 of the Consolidated Financial Statements.

        Expenses.    Operating expenses were $26.4 million in 2006 compared to $21.6 in 2005. The following is a discussion of the major components.

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

        Occupancy, data processing, property protection and other expenses increased by 23% to $6.5 million in 2006 from $5.3 million in 2005 primarily due to higher servicing and legal and accounting fees.

        Minority interest expense was minimal from year to year.

        Equity in earnings of investments.    Equity in earnings of investments decreased slightly to $11.8 million in 2006 compared to $12.0 million in 2005. Equity earnings in Acquisition Partnerships decreased by 3.9% to $10.9 million in 2006 from $11.4 in 2005. Equity in earnings of servicing entities increased by 28.9% to $0.8 million in 2006 from $.6 million in 2005. Following is a discussion of equity earnings in Acquisition Partnerships by geographic region. See Note 6 to the Consolidated Financial Statements for a summary of revenues and earnings of the Acquisition Partnerships and equity in earnings of the Acquisition Partnerships.

  •
  Domestic—Equity in earnings of domestic Acquisition Partnerships decreased by 19.1% to $6.5 million in 2006 compared to $8.0 million in 2005 primarily as a result of declines in earnings from older partnerships as the Portfolios liquidate. These partnerships reflected net earnings of $13.8 million in 2006 compared to $19.4 million in 2005. Income from Portfolio Assets in 2005 was generated primarily from loans acquired prior to 2005, whereas income in 2006 was generated primarily from loans acquired after 2004. Although collections on Portfolio Assets increased to $114 million in 2006 from $101 million in 2005, income from Portfolio Assets acquired after 2004 is less sensitive to collections than from Portfolio Assets acquired prior to 2005. For Portfolios acquired after 2004, income is recognized ratably over the remaining life of the Portfolio based on an expected yield. For nonperforming loans acquired prior to 2005, income is recognized to the extent that collections exceed a pro rata portion of allocated cost from the pool.

  •
  Latin America—Equity in loss of Latin American Acquisition Partnerships remained flat at $.2 million in 2006 compared to $.2 million in 2005. These partnerships reflected a loss of $6.9 million in 2006 compared to $3.7 million in 2005. Although the revenues were higher compared to the previous period, the partnerships recorded foreign exchange losses of $10.5 million in 2006 compared to gains of $17 million in 2005 (of which $.6 million losses and $1.4 million gains are included in equity earnings, respectively). In addition, provisions net of recoveries of allowance for loan losses of $1.4 million were recorded in 2006 compared to $11 million for the same period in 2005. Interest expense of $9.3 million and $10.4 million were recorded in 2006 and 2005 respectively. This interest was owed to the investors in these partnerships, of which FirstCity recorded $0.9 million and $1.6 million as interest income in 2006 and 2005, respectively. FirstCity eliminated substantially all of its loans receivable from the Mexican acquisition partnerships as a result of the restructure of the Mexican Investment Platform during the third quarter of 2006.

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

        Gain on sale of subsidiaries and equity investments.    Gain on sale of equity investments of $2.5 million was recorded in 2006. This gain primarily consisted of: 1) one domestic equity investment resulting in a gain of $1.3 million; and 2) a partial sale of twelve Latin American equity investments to AIG resulting in a gain of $1.2 million in accordance with the restructuring of the Mexican Investment Platform.

  Other Significant Items Affecting Operations

        The following items affect the Company's overall results of operations and are not directly allocated to the Portfolio Asset acquisition and resolution business discussed above.

        Corporate interest and overhead.    Net corporate overhead expenses (excluding taxes) decreased from $5.6 million in 2005 to $5.2 million in 2006, primarily due to increased management fee income from acquisition partnerships, from $0.5 million in 2005 to $0.7 million in 2006. Other expenses increased due to recording $.4 million in stock option expense beginning 2006 in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, offset by decreased legal and accounting fees from $1.3 million in 2005 to $1.0 million in 2006.

        Income taxes.    Provision for income taxes was $173,000 in 2006 compared to $292,000 in 2005, and taxes in both years related primarily to state income taxes. Federal income taxes are provided at a 35% rate applied to taxable income or loss and are offset by NOLs that the Company believes are available. The tax benefit of the NOLs is recorded in the period during which the benefit is realized. The Company recorded no deferred tax provision in 2006 and 2005.

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

Portfolio Asset Acquisition and Resolution

        In 2007 the Company invested $126.7 million in Portfolios acquired through Acquisition Partnerships and subsidiaries. Acquisitions by the Company over the last five years are summarized as follows:

	Purchase Price	FirstCity Investment
	(In thousands)
1st Quarter	$78,771	$69,455
2nd Quarter	91,431	25,293
3rd Quarter	19,665	16,270
4th Quarter	24,466	15,696

Total 2007	214,333	126,714
Total 2006	296,990	144,048
Total 2005	146,581	71,405
Total 2004	174,139	59,762
Total 2003	129,192	22,944

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

Liquidity and Capital Resources

        The Company requires liquidity to fund its operations, working capital, payment of debt, repurchase of the Company's Common Stock, equity for acquisition of Portfolio Assets, investments in and advances to entities formed with other investors to acquire Portfolios ("Acquisition Partnerships") and other investments. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt, dividends from the Company's subsidiaries, borrowings from revolving lines of credit and other credit facilities, proceeds from equity market transactions, securitization and other structured finance transactions and other special purpose short-term borrowings.

        In August 2007, FirstCity obtained an increase from $175.0 million to $225.0 million in its revolving credit facility with Bank of Scotland that matures in November 2010. The revolving loan facility is used to finance the senior debt and equity portion of portfolio and asset purchases made by FirstCity and to provide for the issuance of letters of credit and working capital loans. The obligations of FirstCity under this facility are guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and are secured by security interests in substantially all of the assets of FirstCity and its wholly-owned subsidiaries. The primary terms and key covenants of the $225.0 million revolving credit facility, as amended, are as follows:

  •
  The maximum outstanding amount of loans and letters of credit issued under the loan facility that may be outstanding under the loan facility is $225.0 million;

  •
  The available interest rates under the loan facility are LIBOR plus 2.00% to 2.50% per annum;

  •
  The maximum value for assets that can be included in the borrowing base from the acquisition of portfolio assets in certain countries are as follows: Mexico—$40.0 million, Brazil—$10.0 million, Chile—$25.0 million, and Argentina or Uruguay—$6.0 million;

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

  •
  Tangible net worth should not fall below $85.0 million; and

  •
  The ratio of Cumulative Current Recovered and Projected Collections to Cumulative Original Projected Collections should not be less than 0.90 to 1.00.

        In August 2007, FH Partners, LLC, an indirect wholly-owned affiliate of FirstCity, obtained an increase from $50.0 million to $100.0 million on its revolving loan facility with Bank of Scotland that provides financing for Portfolio and asset purchases by FH Partners, LLC. This revolving loan facility matures in November 2010, and is secured by all assets of FH Partners, LLC and a guaranty by FirstCity and certain of its wholly-owned subsidiaries. The primary terms and key covenants of the $100.0 million revolving loan facility, as amended, are as follows:

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

  •
  Provides for an interest rate of LIBOR plus 2.0%; and

  •
  Provides that all other financial covenants will mirror the key covenants of the facility that FirstCity has with Bank of Scotland.

        On September 5, 2007, FirstCity and BoS (USA), Inc. ("BoS (USA)") entered into a Subordinated Delayed Draw Credit Agreement (the "Subordinated Credit Agreement") which may be used to finance equity investments in new ventures, equity investments made in connection with portfolio and asset purchases and loans made by FirstCity and its subsidiaries to acquisition entities, provide for the issuance of letters of credit, and for working capital loans. The Subordinated Credit Agreement was effective as of November 16, 2007. The primary terms and key covenants of this $25.0 million loan facility are as follows:

  •
  Allows loans to be made in maximum aggregate amount of $25.0 million during the term of the loan facility;

  •
  Has a maturity date of November 12, 2010;

  •
  Provides for interest rates, at FirstCity's election, of London Interbank Offered Rate plus 5.0%, Bank of Scotland base or prime rate plus 3.0%, or a fixed rate for a period agreed to by FirstCity and BoS (USA) as agent;

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

  •
  Provides for inclusion in the borrowing base of loans made to the FirstCity Denver Investment Corp. a majority-owned subsidiary of FirstCity for the purpose of investing in distressed debt, special loan originations, leveraged buyouts and other special opportunities and revised other terms and provisions of the facility to allow acquisition loans under the facility to be loaned to FC Crestone 07 Corp. for those purposes;

  •
  Provides for inclusion in the borrowing base of certain loans made by FirstCity subsidiaries to non-affiliated entities that are secured by real estate; and

  •
  Includes financial covenants that the ratio of earnings before interest, taxes depreciation and amortization to interest coverage will be not less than 1.50 to 1.00 for each twelve month period, that the ratio of indebtedness to tangible net worth should be equal to or less than 3.5 to 1.00 for the last day of each fiscal quarter, and that the ratio of cumulative current recovered and projected collections to cumulative original projected collections should not be less than 0.90 to 1.00 for each fiscal quarter.

        The obligations of FirstCity under the Subordinated Credit Agreement are guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and are secured by security interests in substantially all of the assets of FirstCity and its wholly-owned subsidiaries. The Subordinated Credit Agreement provides that any failure to make a payment or acceleration of debt under the revolving credit facility entered into between FirstCity and Bank of Scotland on November 12, 2004, is a default under the Subordinated Credit Agreement and provides for other events of default and other provisions that are customary for a facility of this type.

        At December 31, 2007, the Company had $41.5 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company entered into the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was ($2.4) million for the year ended December 31, 2007, ($2.5) million for 2006, and $1.3 million for 2005.

        On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a revolving line of credit with a maximum loan amount of 148,096,800 Mexican pesos with Banco Santander, S.A., which was equivalent to $13.5 million U.S. dollars at December 31, 2007. The proceeds were used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At December 31, 2007, FirstCity had a letter of credit in the amount of $14.1 million from Bank of Scotland under the terms of FirstCity's revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $14.1 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

        American Business Lending, Inc. ("ABL"), a subsidiary of FirstCity, has a $40.0 million revolving loan facility with Wells Fargo Foothill, LLC ("WFF"), as most recently amended on July 30, 2007, for the purpose of financing and acquiring SBA loans. The obligations under this facility are secured by substantially all of the assets of ABL. In connection with the first amendment to this facility on February 27, 2007, FirstCity provided WFF with an unconditional guaranty, up to a maximum of $5 million plus enforcement cost, of the obligations of ABL under the loan facility that relate to funds in the amount of $31.7 million advanced by WFF to ABL in connection of a portfolio of SBA loans in February 2007. This guaranty will remain in effect until the obligations incurred in connection with the advance related to the acquisition of the portfolio of SBA loans are paid in full. The primary terms and key covenants of the $40.0 million revolving loan facility, as amended, are as follows:

  •
  Allows advances in the maximum amount of $40.0 million (the "Maximum Credit Line") to be made under the facility;

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

        Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of December 31, 2007, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $408.8 million and outstanding borrowings of $177.3 million.

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

  Revenue Recognition: Portfolio Assets

        On January 1, 2005, FirstCity adopted the provisions of AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 addresses accounting differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans acquired in a transfer if those difference are attributable, at least in part, to credit quality. SOP 03-3 requires impaired loans be recorded at fair value and prohibits "carrying over" or the creation of valuation allowances in the initial accounting of loans acquired in a transfer that are within the scope of SOP 03-3. Under SOP 03-3, the excess cash flows expected at purchase over the purchase price is recorded as interest income over the life of the loan.

        For loan portfolios acquired prior to January 1, 2005, FirstCity designated such loans as non-performing Portfolio Assets or performing Portfolio Assets. Such designation was made at the acquisition of the pool and does not change even though the actual performance of the loans may change. FirstCity accounts for all nonperforming loans acquired after 2004 in accordance with SOP 03-3. The following is a description of each classification and the related accounting policy accorded to each Portfolio type:

  Loans Acquired Prior to 2005

  Non-Performing Portfolio Assets

        Non-performing Portfolio Assets consist primarily of distressed loans and loan related assets, such as foreclosed upon collateral. Accounting for non-performing portfolios is on a pool basis as opposed to an individual asset-by-asset basis. Prior to January 1, 2005, Portfolio Assets were designated as non-performing if a majority of all of the loans in the Portfolio were significantly under performing in accordance with the contractual terms of the underlying loan agreements at the date of acquisition. Net gain on resolution of non-performing Portfolio Assets is recognized as income to the extent that proceeds collected exceed a pro rata portion of allocated cost from the pool. Cost allocation is based on a proration of actual proceeds divided by total estimated proceeds of the pool. No interest income is recognized separately on non-performing Portfolio Assets. All proceeds, of whatever type, are included in income from Portfolio Assets in determining the gain on resolution of such assets. Accounting for non-performing Portfolios is on a pool basis as opposed to an individual asset-by-asset basis.

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

  Impairment of Loans Acquired Prior to 2005

        Management's best estimate of IRR as of January 1, 2005, is the basis for subsequent impairment testing. If it is probable that all cash flows estimated at acquisition plus any changes to expected cash flows arising from changes in estimates after acquisition would not be collected, the carrying value of a pool would be written down to maintain the then current IRR. Prior to January 1, 2005, impairment charges would be taken to the income statement with a corresponding write-off of the receivable balance. Consequently, no allowance for loan loss was recorded prior to January 1, 2005. The Company recorded net impairment provisions of $2,000 in 2007, $62,000 in 2006 and $132,000 in 2005.

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

        FirstCity establishes valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition—that is, the present value of cash flows expected at acquisition that are not expected to be collected. The Company recorded net impairment provisions of $1.4 million in 2007, $132,000 in 2006, and none in 2005 on these loans.

  Loans Acquired With No Credit Deterioration

        Loans acquired without evidence of credit deterioration at acquisition for which FirstCity has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance net of unamortized purchase discounts or premiums.

        Interest accrual ceases when payments become 90 days contractually past due. An allowance for loan losses is established when a loan becomes impaired. A loan is impaired when full payment under the loan terms is not expected. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed. The Company recorded net impairment provisions of $58,000 in 2007, $49,000 in 2006, and $31,000 in 2005 on these loans.

  Real Estate Portfolios

        Real estate portfolios consist of real estate acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of real estate portfolios is evaluated for impairment on a quarterly basis. The evaluation of impairment is determined based on the review of the estimated future cash receipts, net of costs to sell, which represents the net realizable value of the real estate portfolio. Impairment losses are charged to operations in the period the impairment is identified. The Company recorded net impairment losses of $407,000, $28,000, and $49,000 in 2007, 2006 and 2005, respectively.

  Loans Receivable

        Loans receivable consist of loans made to affiliated entities (including Acquisition Partnerships) and non-affiliated entities, and purchased and originated SBA loans. The repayment of the loans is generally dependent upon future cash flows of the borrowers, future cash flows of the underlying collateral (i.e. loan pools), and distributions made from affiliated entities. Interest is accrued when earned in accordance with the contractual terms of the loans. Loan origination fees and costs as well as premiums and discounts are amortized as level-yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans.

        The Company evaluates all loans receivable for impairment on regular basis by reviewing the collectibility of the loans in light of various factors, as applicable, such as estimated future cash receipts of the borrower or underlying collateral, historical experience, estimated value of underlying collateral, prevailing economic conditions, and industry concentrations. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A loan is considered impaired if it is probable that the Company will not ultimately collect all principal or interest amounts contractually due. Loans that experience insignificant payment shortfalls generally are not classified as impaired. When a loan is determined to be impaired, unpaid interest is reversed against interest income and the Company ceases to accrue interest on the note. When ultimate collectibility of the impaired note is in doubt, all cash receipts are generally applied to reduce the principal amount of such notes until the principal has been recovered, and are recognized as interest income thereafter. Impairment losses are charged against an allowance account through provisions charged to operations in the period impairment is identified. Loans are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

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

        As a result of the Merger, the Company has substantial federal NOLs that can be used to offset the tax liability associated with the Company's pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing an allowance to value the net deferred tax asset at a value commensurate with the Company's expectation of being able to utilize the recognized benefit in the foreseeable future. Such estimates are reevaluated on a quarterly basis with the adjustment to the allowance recorded as an adjustment to the income tax expense generated by the quarterly operating results. Significant events that change the Company's view of its currently estimated ability to utilize the tax benefits result in substantial changes to the estimated allowance required to value the deferred tax benefits recognized in the Company's periodic consolidated financial statements. The Company's analysis resulted in no change in 2007, 2006 and 2005.

        The Company has a net deferred tax asset of $20.1 million in the consolidated balance sheet as of December 31, 2007, which is composed of a gross deferred tax asset of $81.1 million net of a valuation allowance of $61.0 million. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from its continuing operations prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly. See "Item 1A. Risk Factors."

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

        The only asset remaining from discontinued mortgage operations is an investment security resulting from the retention of a residual interest in a securitization transaction. This security is in "run-off," and the Company is contractually obligated to service this asset. Prior to the fourth quarter of 2004, FirstCity classified these securities as held to maturity and considered the estimated future gross cash receipts for such investment securities in the computation of the value of such investment securities. In the fourth quarter of 2004, FirstCity's management elected to pursue a strategy to liquidate these assets and carry them as held for sale. Consequently, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the remaining security is recorded at the lower of their carrying value or fair value less cost to sell. The cash flows are collected over a period of time and are valued using a discount rate of 18% and prepayment assumptions of 32% for fixed rate loans and 33% for variable rate loans. Overall loss rates are estimated at 14% of collateral. The assumptions used in the valuation model consider both industry as well as the Company's historical experience and are reviewed quarterly in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary. The Company recorded no provisions in 2007, $75,000 in 2006 and $356,000 in 2005 for additional losses from discontinued mortgage operations. The provision in 2005 primarily related to a decrease in the estimated future gross cash receipts on residual interests in securitizations as a result of the actual losses exceeding the losses projected by the valuation model.

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

Contractual Obligations and Commercial Commitments

        The following tables present contractual cash obligations and commercial commitments of the Company as of December 31, 2007. See Notes 7, 13 and 15 of the Notes to Consolidated Financial Statements (dollars in thousands).

	Payment Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Notes payable secured by Portfolio Assets, loans receivable and equity in Acquisition Partnerships	$176,544	$14,881	$161,663	$—	$—
Unsecured notes	785	53	650	6	76
Operating leases	2,563	620	1,262	481	200
Unfunded Portfolio purchase obligation	384	384	—	—	—

	$180,276	$15,938	$163,575	$487	$276

	Amount of Commitment Expiration Period
	Unfunded Commitments	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Commercial Commitments	$301	$301	$—	$—	$—

Effect of Newly Issued Accounting Standards

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R, Business Combinations ("SFAS 141R") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51 ("SFAS 160"). SFAS 141R and 160 require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at "full fair value" and require non-controlling interests (previously referred to as "minority interests") to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. Both SFAS 141R and 160 are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting SFAS 141R and 160 on its financial condition and results of operations.

        In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company's 2008 fiscal year. The Company is currently evaluating the impact the adoption of SFAS 159 could have on its financial condition, results of operations and cash flows.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and enhances disclosures about fair value measurements. SFAS 157 does not require any new fair value measures. SFAS 157 is effective for the Company on January 1, 2008. SFAS 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In February 2008, the FASB decided to defer SFAS 157's fair-value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is currently evaluating the impact the adoption of SFAS 157 will have on its financial condition and results of operations.

Effects of Newly Adopted Accounting Standards

        Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the financial statement recognition and disclosure requirements for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and derecognition of tax positions taken or expected to be taken in a tax return. Furthermore, FIN 48 provides related guidance on measurement, classification, interest and penalties, and disclosure. See Note 11 to the Consolidated Financial Statements for the impact of adopting FIN 48 on the Company's results of operations and financial position.

        Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 ("SFAS 156"). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable, and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. The Company elected to measure the servicing assets, subsequent to the date of sale, by using the amortization method which amortizes servicing assets in proportion to and over the period of estimated net servicing income and assesses servicing assets for impairment based on fair value at each reporting date. The adoption of SFAS 156 by the Company on January 1, 2007 did not have a significant impact on the Company's consolidated financial position or earnings.

        On December 31, 2006, the Company adopted SEC Staff Accounting Bulletin Topic 1N, Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be evaluated when determining the materiality of misstatements in the current year financial statements and it also addresses how to correct material misstatements. The Company's adoption of SAB 108 resulted in an adjustment to opening retained earnings for the year ended December 31, 2006 by approximately $327 thousand, all of which relates to the Company's investments in certain Acquisition Partnerships accounted for under the equity method of accounting. Approximately $152 thousand reflects a correction to write-off cumulative translation adjustments related to certain foreign investments during the periods 2002 through 2005, and approximately $106 thousand reflects a correction in a Partnership's accounting for property taxes in 2005. The remaining $69 thousand reflects the Company's 2005 correction of accounting for equity earnings on a pro-rata basis recorded in an acquired investment subsequent to the acquisition date. The Company reviewed the annual amount of reduced equity earnings incurred in prior periods for these corrections and considered the effects to be immaterial to prior periods both individually and in the aggregate.

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

        SBA loans receivable were $14.4 million at December 31, 2007, of which $0.1 million were related to the guaranteed portion of these loans. The guaranteed portion is backed by the full faith and credit of the U.S. Small Business Administration, and is generally sold into the secondary market. Virtually all of the SBA loans have variable interest rates. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate change in interest rates would have a minimal effect on interest income from SBA loans for 2007. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

        FirstCity had $177.3 million in debt outstanding at December 31, 2007. The Company is exposed to interest rate risk primarily through its variable rate debt, which totaled $146.0 million or 82% of the Company's total debt. A 50 basis point change in interest rates would increase or decrease FirstCity's annual interest expense by approximately $0.9 million annually.

Foreign Currency Risk

        The Company currently has loans and equity investments in Europe, Latin America (i.e. Mexico, Argentina, Dominican Republic and Chile) and Canada.

        In Europe and in Mexico, the Company's investments are primarily in the form of equity and represent a significant portion of the Company's total equity investments. As previously discussed, the revolving acquisition facility with Bank of Scotland for $225 million allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $50 million U.S. dollars. At December 31, 2007, the Company had $41.5 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In November 2006 the Company acquired a line of credit facility with Banco Santander, S.A. that allows loans to be made in Mexican pesos up to a maximum of 148,096,800 Mexican pesos. At December 31, 2007, the Company had 148,096,800 in Mexican peso-denominated debt, which was equivalent to $13.5 million U.S. dollars. Management of the Company feels that these loan agreements will help reduce the risk of adverse effects of currency changes on these investments.

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

			Estimated decline in valuation of investments resulting from incremental depreciation of foreign currency of (dollars in thousands)
		One U.S. dollar equals
			5%	10%
Europe	EUR	0.68	$2,104	$4,027
Mexico	MXN	10.87	$1,918	$3,702
Argentina	ARS	3.15	$61	$119
Dominican Republic	DOP	33.75	$19	$36
Chile	CLP	497.70	$159	$303
Canada	CAD	0.98	$18	$35

Item 8.    Financial Statements and Supplementary Data.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$23,546	$18,472
Portfolio Assets, net	122,001	108,696
Loans receivable—affiliates	5,447	4,755
Loans receivable—SBA held for sale	133	—
Loans receivable—SBA held for investment, net	14,234	—
Loans receivable—other	5,995	23,991
Equity investments	87,622	112,357
Deferred tax asset, net	20,101	20,101
Service fees receivable ($785 and $917 from affiliates, respectively)	842	928
Servicing assets—SBA loans	843	—
Other assets, net	17,355	8,363

Total Assets	$298,119	$297,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable other	$177,329	$187,811
Minority interest	3,209	1,570
Other liabilities	10,758	4,389

Total Liabilities	191,296	193,770
Commitments and contingencies (note 15)
Stockholders' equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 11,326,937 and 11,316,937, respectively; shares outstanding: 10,746,437 and 10,786,637, respectively)	113	113
Treasury stock, at cost: 580,500 shares and 530,300 shares, respectively	(5,978)	(5,571)
Paid in capital	101,240	100,562
Retained earnings	9,602	7,417
Accumulated other comprehensive income	1,846	1,372

Total Stockholders' Equity	106,823	103,893

Total Liabilities and Stockholders' Equity	$298,119	$297,663

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
Revenues:
Servicing fees ($9,679, $12,635, and $11,463 from affiliates, respectively)	$10,390	$12,906	$11,754
Income from Portfolio Assets	22,754	10,987	8,262
Gain on sale of SBA loans held for sale, net	723	—	—
Interest income from SBA loans	2,140	—	—
Interest income from affiliates	560	1,498	1,838
Interest income from loans receivable—other	3,822	576	—
Other income	3,267	2,420	2,239

Total revenues	43,656	28,387	24,093

Expenses:
Interest and fees on notes payable—other	18,060	8,289	3,963
Interest and fees on notes payable to affiliates	—	22	39
Salaries and benefits	16,932	14,831	15,200
Provision for loan and impairment losses	2,061	271	212
Occupancy, data processing, property protection and other	14,789	9,236	8,269

Total expenses	51,842	32,649	27,683

Equity in earnings of investments	10,944	11,756	12,013
Gain on sale of subsidiaries and interest in equity investments	207	2,459	—

Earnings from continuing operations before income taxes and minority interest	2,965	9,953	8,423
Income tax expense	(781)	(173)	(292)
Minority interest	1	97	(53)

Earnings from continuing operations	2,185	9,877	8,078
Discontinued operations
Loss from discontinued operations	—	(75)	(478)
Income tax benefit	—	—	631

Net earnings (loss) from discontinued operations	—	(75)	153

Net earnings	$2,185	$9,802	$8,231

Basic earnings per common share are as follows:
Earnings from continuing operations	$0.20	$0.89	$0.72
Discontinued operations	$—	$(0.01)	$0.01
Net earnings to common stockholders	$0.20	$0.88	$0.73
Weighted average common shares outstanding	10,786	11,125	11,285
Diluted earnings per common share are as follows:
Earnings from continuing operations	$0.19	$0.84	$0.68
Discontinued operations	$—	$(0.01)	$0.01
Net earnings to common stockholders	$0.19	$0.83	$0.69
Weighted average common shares outstanding	11,392	11,759	12,012

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Common Stock		Treasury Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
					Paid in Capital			Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2004	11,260,687	$113	—	$—	$99,364	$(10,289)	$3,235	$92,423
Exercise of common stock options	46,500	—	—	—	196	—	—	196
Additional paid in capital arising from sale of shares by investee	—	—	—	—	283	—	—	283
Comprehensive income:
Net earnings for 2005	—	—	—	—	—	8,231	—	8,231
Translation adjustments	—	—	—	—	—	—	(2,222)	(2,222)

Total comprehensive income								6,009

Balances, December 31, 2005	11,307,187	113	—	—	99,843	(2,058)	1,013	98,911
Cumulative effect of adjustments resulting from the adoption of SAB No. 108 (Note 1(r))	—	—	—	—	—	(327)	—	(327)
Exercise of common stock options	9,750	—	—	—	68	—	—	68
Repurchase of common stock	—	—	530,300	(5,571)	—	—	—	(5,571)
Additional paid in capital arising from stock option compensation expense	—	—	—	—	651	—	—	651
Comprehensive income:
Net earnings for 2006	—	—	—	—	—	9,802	—	9,802
Translation adjustments	—	—	—	—	—	—	359	359

Total comprehensive income								10,161

Balances, December 31, 2006	11,316,937	$113	530,300	$(5,571)	$100,562	$7,417	$1,372	$103,893
Exercise of common stock options	10,000	—	—	—	35	—	—	35
Repurchase of common stock	—	—	50,200	(407)	—	—	—	(407)
Additional paid in capital arising from stock option compensation expense	—	—	—	—	643	—	—	643
Comprehensive income:
Net earnings for 2007	—	—	—	—	—	2,185	—	2,185
Translation adjustments	—	—	—	—	—	—	474	474

Total comprehensive income								2,659

Balances, December 31, 2007	11,326,937	$113	580,500	$(5,978)	$101,240	$9,602	$1,846	$106,823

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities (Revised—see note 1(s)):
Net earnings	$2,185	$9,802	$8,231
Adjustments to reconcile net earnings to net cash used in operating activities:
Net (earnings) loss from discontinued operations	—	75	(153)
Purchase of SBA loans held for sale	(18,355)	—	—
Net principal advances on SBA loans held for sale	(6)	—	—
Proceeds from the sale of SBA loans held for sale, net	18,711	—	—
Purchases of Portfolio Assets	(77,188)	(96,493)	(32,131)
Proceeds applied to principal on Portfolio Assets	85,264	48,167	29,211
Income from Portfolio Assets	(22,754)	(10,987)	(8,262)
Capitalized interest and costs on Portfolio Assets and loans receivable	(1,120)	(667)	(278)
Provision for loan and impairment losses	2,061	271	212
Equity in earnings of investments	(10,944)	(11,756)	(12,013)
Gain on sale of SBA loans held for sale, net	(723)	—	—
Gain on sale of subsidiaries and equity investments	(207)	(2,459)	—
Depreciation and amortization	2,745	1,734	1,607
Net premium amortization of loans receivable	(528)	—	—
Stock-based compensation expense related to stock options	643	651	—
Decrease in service fees receivable	86	175	528
Decrease (increase) in other assets	(1,039)	(679)	259
Change in imputed value of debt	—	(293)	149
Increase (decrease) in other liabilities	6,148	(848)	(1,612)

Net cash used in operating activities	(15,021)	(63,307)	(14,252)

Cash flows from investing activities (Revised—see Note 1(s)):
Purchases of property and equipment, net	(1,161)	(598)	(128)
Proceeds from sale of subsidiaries and equity investments	726	9,433	—
Cash paid for business combination, net of cash acquired	(5,629)	—	—
Net principal collections (advances) on loans receivable	19,004	(28,672)	1,717
Purchases of SBA loans held for investment	(17,407)	—	—
Net principal collections on SBA loans held for investment	3,609	—	—
Contributions to Acquisition Partnerships and Servicing Entities	(26,121)	(72,522)	(40,539)
Distributions from Acquisition Partnerships and Servicing Entities	66,500	72,736	24,224

Net cash provided by (used in) investing activities	39,521	(19,623)	(14,726)

Cash flows from financing activities (Revised—see Note 1(s)):
Borrowings under notes payable—other, net	168,721	219,922	107,782
Principal payments of notes payable to affiliates	—	(312)	(34)
Principal payments of notes payable—other, net	(184,886)	(123,863)	(67,283)
Payments of debt issuance costs and loan fees	(2,859)	(1,723)	(1,357)
Repurchase of common stock	(407)	(5,571)	—
Proceeds from issuance of common stock	35	68	196

Net cash provided by (used in) financing activities	(19,396)	88,521	39,304

Net cash provided by continuing operations	5,104	5,591	10,326
Cash flows from discontinued operations:
Net cash used in operating activities	(30)	(20)	(8,452)
Net cash provided by investing activities	—	—	1,303

Net cash used in discontinued operations	(30)	(20)	(7,149)

Net increase in cash and cash equivalents	5,074	5,571	3,177
Cash and cash equivalents, beginning of period	18,472	12,901	9,724

Cash and cash equivalents, end of period	$23,546	$18,472	$12,901

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,423	$6,878	$2,944
Income taxes, net of refunds received	$398	$128	$430

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies

  (a) Description of Business

        FirstCity Financial Corporation (the "Company" or "FirstCity") is a financial services company with offices throughout the United States and Mexico, and a presence in France, Germany, Brazil, Argentina and Chile. FirstCity was formed on July 3, 1995 by the merger of J-Hawk Corporation and First City Bancorporation of Texas, Inc. (the "Merger").

        At December 31, 2007, the Company was engaged in one principal reportable segment—Portfolio Asset acquisition and resolution. In the Portfolio Asset acquisition and resolution business, the Company acquires and resolves portfolios of performing and nonperforming commercial and consumer loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), which are generally acquired at a discount to their legal principal balance or appraised value. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally aggregated, including loans of varying qualities that are secured or unsecured by diverse collateral types and foreclosed properties. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on real estate, business assets or other collateral cash flow. Portfolio Assets are acquired on behalf of the Company or its wholly owned subsidiaries, and on behalf of legally independent domestic and foreign partnerships and other entities ("Acquisition Partnerships" or "WAMCO Partnerships") in which a partially-owned affiliate of the Company is the general partner and the Company and other investors (including but not limited to Cargill) are limited partners.

        The Company services, manages and ultimately resolves or otherwise disposes of substantially all of the assets it, its Acquisition Partnerships, or other related entities acquire. The Company services such assets until they are collected or sold and normally does not manage assets for non-affiliated third parties.

  (b) Basis of Presentation

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near-term relate to the estimation of future collections on purchased Portfolio Assets used in the calculation of income from Portfolio Assets; interest rate environments; valuation of the deferred tax asset; prepayment speeds and valuation of servicing assets; and valuation of loans receivable (including loans receivable held in securitization trusts). Actual results could differ materially from those estimates.

  (c) Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of FirstCity and all of its majority owned subsidiaries (collectively, the "Company"). In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), Consolidation of Variable Interest Entities ("FIN 46R"), the Company also consolidates any variable interest entities ("VIE") of which it is the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies (Continued)

primary beneficiary, as defined. Furthermore, the Company consolidates entities not deemed to be VIEs in which it holds, directly or indirectly, more than 50% of the voting interests or where it exercises control in accordance with ARB No. 51, Consolidated Financial Statements. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in 20% to 50% owned affiliates are accounted for on the equity method of accounting since the Company has the ability to exercise significant influence over the operating and financial policies of those affiliates. The following is a listing of the 20% to 50% owned affiliates accounted for on the equity method of accounting and held at December 31, 2007:

Affiliate	Percentage Ownership
CRY Limited	20.00%
CTY Limited	20.00%
UHR Limited	20.00%
WOX Limited	20.00%
FG Portfolio Limited	22.50%
SAI Societe Auxiliaire Immobiliere	22.50%
WOD Limited	22.50%
WOL Limited	22.50%
BIDMEX 6, LLC	22.56%
NEVVS Limited	25.00%
HMCS-GEN Limited	30.00%
HMCS-SIG Limited	30.00%
CVI GVF (Lux) Securitisation S.a.r.l. acting in the name and on behalf of its Compartment, "Sprockhövel"	30.00%
CVI GVF (Lux) Securitisation S.a.r.l. acting in the name and on behalf of its Compartment, "Marktheidenfeld"	30.00%
CVI GVF (Lux) Securitisation S.a.r.l. acting in the name and on behalf of its Compartment, "Voreifel"	32.00%
HMCS-ECK Limited	32.00%
EHCTY Limited	33.00%
MinnTex Investment Partners LP	33.00%
Santiago Asset Acquisition Company One, SA	33.00%
Brazos River Partnership One, LP	33.33%
P.R.L. Developpement, SAS	45.75%
First B Realty, LP	49.00%
WAMCO XX, Ltd	49.00%
WAMCO XXIV, Ltd	49.00%
WAMCO 30, Ltd	49.47%
FirstVal 1, Ltd	49.50%
WAMCO 32, Ltd	49.50%
FCS Creamer, Ltd	49.75%
FCS Wildhorse, Ltd	49.75%

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies (Continued)

FCS Wood, Ltd	49.75%
Servicios Integrales de Cobranza SA	50.00%
Calibat Fund, LLC	50.00%
FCS Creamer GP Corp	50.00%
FCS Wildhorse GP Corp	50.00%
FCS Wood GP Corp	50.00%
FirstVal 1 GP Corp	50.00%
Inversiones Crediticias SA	50.00%
MinnTex GP Corp	50.00%
WAMCO XX of Texas, Inc	50.00%
WAMCO XXIV of Texas, Inc	50.00%
WAMCO XXVII of Texas, Inc	50.00%
WAMCO 30 of Texas, Inc	50.00%
WAMCO 32 of Texas, Inc	50.00%

        Investments in less than 20% owned affiliates are also accounted for on the equity method of accounting. FirstCity has the ability to exercise significant influence over operating and financial policies of these entities, despite its comparatively smaller ownership percentage, due primarily to its active participation in the policy-making process as well as its involvement in the day-to-day management activities. These partnerships are formed to share in the risks and rewards in developing new markets as well as to pool resources. Following is a listing of the less than 20 percent owned affiliates accounted for on the equity method of accounting and held at December 31, 2007:

Affiliate	Percentage Ownership
TB 1 Private Financial Trust	2.09%
WAMCO XXVII, Ltd	4.07%
BMX Holding II, LLC	8.00%
Renova Financial Trust	10.00%
TR I Private Financial Trust	10.00%
WHBE Limited	10.00%
El Consorcio Recovery FirstCity BNV, SA	11.09%
MCS et Associes, SA	11.89%
Bidmex Holding, LLC	15.00%
HMCS Investment GmbH	16.30%
ResMex, LLC	19.45%

        Equity earnings in the foreign investments, with the exception of P.R.L. Developpement, SAS, and MCS et Associes, SA, are recorded on a one-month lag due to the timing of FirstCity's receipt of those financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies (Continued)

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

        On January 1, 2005, FirstCity adopted the provisions of AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 addresses accounting differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans acquired in a transfer if those difference are attributable, at least in part, to credit quality. SOP 03-3 requires impaired loans be recorded at fair value and prohibits "carrying over" or the creation of valuation allowances in the initial accounting of loans acquired in a transfer that are within the scope of SOP 03-3. Under SOP 03-3, the excess cash flows expected at purchase over the purchase price is recorded as interest income over the life of the loan.

        For loan Portfolios acquired prior to January 1, 2005, FirstCity designated such loans as non-performing Portfolio Assets or performing Portfolio Assets. Such designation was made at the acquisition of the pool and does not change even though the actual performance of the loans may change. FirstCity accounts for all non-performing loans acquired after 2004 in accordance with SOP 03-3. The following is a description of each classification and the related accounting policy accorded to each Portfolio type:

  Loans Acquired Prior to 2005

  Non-Performing Portfolio Assets

        Non-performing Portfolio Assets consist primarily of distressed loans and loan related assets, such as foreclosed upon collateral. Prior to January 1, 2005, Portfolio Assets were designated as non-performing if a majority of all of the loans in the Portfolio were significantly under performing in

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies (Continued)

accordance with the contractual terms of the underlying loan agreements at the date of acquisition. Net gain on resolution of non-performing Portfolio Assets is recognized as income to the extent that proceeds collected exceed a pro rata portion of allocated cost from the pool. Cost allocation is based on a proration of actual proceeds divided by total estimated proceeds of the pool. No interest income is recognized separately on non-performing Portfolio Assets. All proceeds, of whatever type, are included in income from Portfolio Assets in determining the gain on resolution of such assets. Accounting for non-performing Portfolios is on a pool basis as opposed to an individual asset-by-asset basis.

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

  Impairment of Loans Acquired Prior to 2005

        Management's best estimate of IRR as of January 1, 2005, is the basis for subsequent impairment testing. If it is probable that all cash flows estimated at acquisition plus any changes to expected cash flows arising from changes in estimates after acquisition would not be collected, the carrying value of a pool would be written down to maintain the then-current IRR. Prior to January 1, 2005, impairment charges would be taken to operations with a corresponding write-off of the receivable balance. Consequently, no allowance for loan loss was recorded prior to January 1, 2005.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies (Continued)

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

        FirstCity establishes valuation allowances for loans acquired with credit deterioration to reflect only those losses incurred after acquisition—that is, the present value of cash flows expected at acquisition that are not expected to be collected.

  Loans Acquired With No Credit Deterioration

        Loans acquired without evidence of credit deterioration at acquisition for which FirstCity has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance net of unamortized purchase discounts or premiums.

        Interest accrual ceases when payments become 90 days contractually past due. An allowance for loan losses is established when a loan becomes impaired through provisions charged to operations. A loan is impaired when full payment under the loan terms is not expected. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed.

  Real Estate Portfolios

        Real estate Portfolios consist of real estate acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies (Continued)

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

  (f) Loans Receivable

        Loans receivable consist of loans made to affiliated entities (including Acquisition Partnerships) and non-affiliated entities, and purchased and originated U.S. Small Business Administration ("SBA") loans. The repayment of the loans is generally dependent upon future cash flows of the borrowers, future cash flows of the underlying collateral, and distributions made from affiliated entities. Interest is accrued when earned in accordance with the contractual terms of the loans. Loan origination fees and costs as well as premiums and discounts are amortized as level-yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans.

        The Company evaluates all loans receivable for impairment on regular basis by reviewing the collectibility of the loans in light of various factors, as applicable, such as estimated future cash receipts of the borrower or underlying collateral, historical experience, estimated value of underlying collateral, prevailing economic conditions, and industry concentrations. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A loan is considered impaired if it is probable that the Company will not ultimately collect all principal or interest amounts contractually due. Loans that experience insignificant payment shortfalls generally are not classified as impaired. When a loan is determined to be impaired, unpaid interest is reversed against interest income and the Company ceases to accrue interest on the note. When ultimate collectibility of the impaired note is in doubt, all cash receipts are generally applied to reduce the principal amount of such notes until the principal has been recovered, and are recognized as interest income thereafter. Impairment losses are charged against an allowance account through provisions charged to operations in the period impairment is identified. Loans are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

  (g) Property and Equipment

        Property and equipment are carried at cost, less accumulated depreciation, and are included in other assets. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies (Continued)

  (h) Intangibles

        Intangible assets includes (1) the excess of purchase price over fair value of assets acquired in connection with purchase transactions (goodwill); (2) a franchise granted by the Small Business Administration to originate and service loans as a small business lending company; and (3) the purchase price of future service fee revenues, all of which are included in other assets. Goodwill and intangible assets with indefinite useful lives are tested for impairment in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

  (i) Servicing Assets and Revenue Recognition on Service Fees

        In connection with the Company's SBA lending activities, the Company recognizes servicing assets in a purchase or through the sale of originated or purchased loans when servicing rights are retained. Servicing assets are initially measured at fair value—purchased servicing assets are capitalized at the cost to acquire the rights; whereas servicing rights retained from SBA loan sales are capitalized at the origination cost allocated to the servicing rights based on relative fair value. The Company subsequently measures the servicing assets by using the amortization method, which amortizes servicing assets in proportion to, and over the period of, estimated net servicing income. The amortization of the servicing assets is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates. See Note 18 for more information on servicing rights related to SBA loans.

        The Company does not recognize capitalized servicing rights related to its Portfolio Assets because servicing is not contractually separated from the underlying assets by sale or securitization of the assets with servicing retained or separate purchase or assumption of the servicing. The Company services, in all material respects, the Portfolio Assets owned for its own account, the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, certain Portfolio Assets owned by third parties. In connection with the Acquisition Partnerships in the United States, the Company generally earns a servicing fee, which is a percentage of gross cash collections generated rather than a management fee based on the Face Value of the asset being serviced. The rate of servicing fee charged is generally a function of the average Face Value of the assets within each pool being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range), the type of assets and the level of servicing required on each assets. For the Mexican Acquisition Partnerships, the Company earns a servicing fee based on costs of servicing plus a profit margin. The Acquisition Partnerships in Europe and South America are serviced by various entities in which the Company maintains an equity interest. In all cases, service fees are recognized as they are earned in accordance with the servicing agreements.

  (j) Revenue Recognition on Contingent Fees

        The Company has certain servicing contracts with its Mexican investment entities whereby the Company is entitled to additional compensation for servicing once a specified return to the investors has been achieved. The Company recognizes revenue related to these contracts when the investors receive the required level of returns specified in the contracts and the Mexican investment entity

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies (Continued)

receives cash in an amount greater than the required returns. There is no guarantee that the required level of returns to the investors will be achieved or that any additional compensation to the Company related to the contracts will be realized. The amount of these fees recognized by the Company was $2.2 million in 2006 which included $1.9 million for incentive service fees from the sale of certain equity investments in Latin America, and $359 in 2005.

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

  (l) Translation Adjustments

        The Company has determined that the local currency is the functional currency for its operations outside the United States (primarily Europe and Latin America). Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' equity in accumulated other comprehensive income (loss). Revenues, costs and expenses denominated in foreign currencies are translated at the weighted average exchange rate for the period. An analysis of the changes in the cumulative adjustments during 2007, 2006 and 2005 follows (dollars in thousands):

Balance, December 31, 2004	$3,235
Aggregate adjustment for the year resulting from translation adjustments and gains and losses on certain hedge transactions	(2,222)

Balance, December 31, 2005	1,013
Aggregate adjustment for the year resulting from translation adjustments and gains and losses on certain hedge transactions	359

Balance, December 31, 2006	1,372
Aggregate adjustment for the year resulting from translation adjustments and gains and losses on certain hedge transactions	474

Balance, December 31, 2007	$1,846

        Increases or decreases in expected functional currency cash flows upon settlement of a foreign currency transaction are recorded as foreign currency transaction gains or losses and included in the results of operations in the period in which the transaction is settled. Aggregate foreign currency

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies (Continued)

transaction gains included in the consolidated statements of operations for 2007, 2006 and 2005 were $984, $935 and $848, respectively.

        The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was ($2,365) for 2007, ($2,509) for 2006 and $1,348 for 2005.

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

        Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48") as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company generally recognized the effect of income tax positions only if such positions were probably of being sustained.

  (n) Net Earnings Per Common Share

        Basic net earnings per common share calculations are based upon the weighted average number of common shares outstanding. Potentially dilutive common share equivalents include warrants and employee stock options in the diluted loss per common share calculations.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies (Continued)

        Basic and diluted earnings from continuing operations per share were determined as follows:

	Year ended December 31,
	2007	2006	2005
Earnings from continuing operations	$2,185	$9,877	$8,078

Weighted average outstanding shares of common stock (in thousands)	10,786	11,125	11,285
Dilutive effect of:
Warrants	322	335	342
Employee stock options	284	299	385

Weighted average outstanding shares of common stock and common stock equivalents	11,392	11,759	12,012

Earnings from continuing operations per share:
Basic	$0.20	$0.89	$0.72

Diluted	$0.19	$0.84	$0.68

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

  (p) Stock-Based Compensation

        FirstCity adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), using the modified prospective transition method beginning January 1, 2006. Accordingly, during 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123, Accounting for Stock-Based Compensation, were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, the Company recognized compensation expense using the straight-line amortization method. For stock-based awards granted after January 1, 2006, the Company uses the Black-Scholes valuation model to recognize compensation expense based on the estimated grant date fair value method using a straight-line amortization method. As SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for 2007 has been reduced for estimated forfeitures. When estimating forfeitures, FirstCity considers voluntary termination behaviors as well as trends of actual option forfeitures.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies (Continued)

  (q) Recently Issued Accounting Standards

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R, Business Combinations ("SFAS 141R") and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51 ("SFAS 160"). SFAS 141R and 160 require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at "full fair value" and require non-controlling interests (previously referred to as "minority interests") to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. Both SFAS 141R and 160 are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting SFAS 141R and 160 on its financial condition and results of operations.

        In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company's 2008 fiscal year. The Company is currently evaluating the impact the adoption of SFAS 159 could have on its financial condition, results of operations and cash flows.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and enhances disclosures about fair value measurements. SFAS 157 does not require any new fair value measures. SFAS 157 is effective for the Company on January 1, 2008. SFAS 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In February 2008, the FASB decided to defer SFAS 157's fair-value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is currently evaluating the impact the adoption of SFAS 157 will have on its financial condition and results of operations.

  (r) Recently Adopted Accounting Standards

        Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the financial statement recognition and disclosure requirements for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies (Continued)

attribute for the financial statement recognition and derecognition of tax positions taken or expected to be taken in a tax return. Furthermore, FIN 48 provides related guidance on measurement, classification, interest and penalties, and disclosure. See Note 11 for the impact of adopting FIN 48 on the Company's results of operations and financial position.

        Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 ("SFAS 156"). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable, and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. The Company elected to measure the servicing assets, subsequent to the date of sale, by using the amortization method which amortizes servicing assets in proportion to and over the period of estimated net servicing income and assesses servicing assets for impairment based on fair value at each reporting date. The adoption of SFAS 156 by the Company on January 1, 2007 did not have a significant impact on the Company's consolidated financial position or earnings.

        On December 31, 2006, the Company adopted SEC Staff Accounting Bulletin Topic 1N, Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be evaluated when determining the materiality of misstatements in the current year financial statements and it also addresses how to correct material misstatements. The Company's adoption of SAB 108 resulted in an adjustment to opening retained earnings for the year ended December 31, 2006 by approximately $327 thousand, all of which relates to the Company's investments in certain Acquisition Partnerships accounted for under the equity method of accounting. Approximately $152 thousand reflects a correction to write-off cumulative translation adjustments related to certain foreign investments during the periods 2002 through 2005, and approximately $106 thousand reflects a correction in a Partnership's accounting for property taxes in 2005. The remaining $69 thousand reflects the Company's 2005 correction of accounting for equity earnings on a pro-rata basis recorded in an acquired investment subsequent to the acquisition date. The Company reviewed the annual amount of reduced equity earnings incurred in prior periods for these corrections and considered the effects to be immaterial to prior periods both individually and in the aggregate.

  (s) Reclassifications

        Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the current consolidated financial statement presentation. In 2006, the Company reclassified gain on resolution of Portfolio Assets and loan interest income as income from Portfolio Assets. These items were reported separately in prior periods.

        In all reporting prior to December 31, 2006, FirstCity reported net principal collections (advances) on loans receivable in cash flows from operating activities on the Consolidated Statements of Cash Flows. The Company is now reporting these items in cash flows from investing activities. Prior year amounts reported on the Consolidated Statements of Cash Flows have been adjusted to conform to this

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

1. Summary of Significant Accounting Policies (Continued)

treatment which is required under generally accepted accounting principles. The total amount thus reclassified was $1.7 million for the year ended December 31, 2005. Management believes that the changes in the Consolidated Statement of Cash Flows for the year ended December 31, 2005 are not significant relative to the financial statements taken as a whole.

        In all reporting prior to December 31, 2007, FirstCity reported payments of debt issuance costs and loan fees in cash flows from operating activities on the Consolidated Statements of Cash Flows. The Company is now reporting these items in cash flows from financing activities. Prior year amounts reported on the Consolidated Statements of Cash Flows have been adjusted to conform to this treatment which is required under generally accepted accounting principles. The total amount thus reclassified was $1.3 million for the year ended December 31, 2005 and $1.7 million for the year ended December 31, 2006. Management believes that the changes in the Consolidated Statement of Cash Flows for the years ended December 31, 2005 and 2006 are not significant relative to the financial statements taken as a whole.

        These reclassifications have the following impact on the financial statements:

	Year Ended December 31,
	2006	2005
Statement of Cash Flows:
Cash flows from operating activities (as reported)	$(65,030)	$(13,892)
Impact of reclassification on net principal collections (advances) on loans receivable	—	(1,717)
Impact of reclassification on payments of debt issuance costs and loan fees	1,723	1,357

Cash flows from operating activities (as corrected)	$(63,307)	$(14,252)

Cash flows from investing activities (as reported)	$(19,623)	$(16,443)
Impact of reclassification on net principal collections (advances) on loans receivable	—	1,717

Cash flows from investing activities (as corrected)	$(19,623)	$(14,726)

Cash flows from financing activities (as reported)	$90,244	$40,661
Impact of reclassification on payments of debt issuance costs and loan fees	(1,723)	(1,357)

Cash flows from financing activities (as corrected)	$88,521	$39,304

2. Restructure, Liquidity and Capital Resources

  Restructure:

        Generally, the Company requires liquidity to fund its operations, working capital, payment of debt, equity for acquisition of Portfolio Assets, investments in and advances to entities formed to acquire

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

2. Restructure, Liquidity and Capital Resources (Continued)

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

        In December 2002, FirstCity completed a recapitalization in which holders of the New Preferred Stock exchanged 1,092,210 shares of New Preferred Stock, for 2,417,388 shares of Common Stock and $10.5 million. During 2003, 4,400 shares of New Preferred Stock were redeemed for 8,200 shares of Common Stock, leaving 126,291 shares outstanding at December 31, 2003. On December 30, 2004, FirstCity redeemed all of the outstanding shares of its New Preferred Stock at a total redemption price of $21.525 per share. The redemption price represented the liquidation preference of the New Preferred Stock plus the final normal quarterly dividend of $.525 per share. In addition, FirstCity issued 400,000 shares of Common Stock and a note payable, to be periodically redeemed by the Company for an aggregate of up to $3.2 million out of certain cash collections from servicing income from Portfolios in Mexico, as part of a transaction to acquire the minority interest in FirstCity Holdings, Inc. from Terry R. DeWitt, G. Stephen Fillip and James C. Holmes, each of whom were Senior Vice Presidents of FirstCity. In 2006, this cash flow note was settled for $310 as part of a transaction involving American International Group, Inc. ("AIG"), which is more fully discussed below and in Note 6.

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

        On November 1, 2004, FirstCity completed the sale of the Company's 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, which resulted in net proceeds of $86.8 million. A portion of the proceeds were used to pay off debt. As a result of the sale, FirstCity owed the Bank of Scotland an arrangement fee of $8.0 million relating to the $16.0 million loan to FirstCity discussed above. This fee was paid in January 2005.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

2. Restructure, Liquidity and Capital Resources (Continued)

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

        Also on August 8, 2006, an Interest Purchase and Sale Agreement was entered into by and among Bidmex Holding, LLC ("Buyer"), as buyer, and SMIP and CFSI (collectively, the "Sellers"), as seller, and eleven of the LLCs and the AIG entities as additional parties. In the Interest Purchase and Sale Agreement, the Sellers and the LLCs made various representations and warranties concerning (i) the existence and ownership of the LLCs and the related Mexican SRLs, (ii) the assets and liabilities of the LLCs, (iii) taxes related to periods prior to August 8, 2006, and (iv) the operations of the LLCs and SRLs. The Sellers agreed to indemnify the Buyer and AIG Entities from damages resulting from a breach of any representation or warranty contained in the Interest Purchase and Sale Agreement on a several and not joint basis according to their respective ownership percentages in each LLC as to any matter related to a particular LLC, or on the basis of 80% to CFSI and 20% to SMIP as to any matter that could not be identified to a particular LLC. The indemnity obligation under the Interest Purchase and Sale Agreement survives for a period of the statute of limitations for matters related to taxes, existence and authority, capitalization and good standing of the LLCs and SRLs and for a period of two years from August 8, 2006, the closing date with respect to all other representations and warranties. The Sellers are not required to make any payments as a result of the indemnity provisions of the Interest Purchase and Sale Agreement until the aggregate amount payable under that agreement and the Asset Purchase Agreement exceeds $250; however, claims related to taxes and fraud are not subject to this $250 threshold. The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Interest Purchase and Sale Agreement and the Asset Purchase Agreement to the Aggregate Purchase Price (without duplication of amounts recovered pursuant to the terms of the Asset Purchase Agreement).

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

2. Restructure, Liquidity and Capital Resources (Continued)

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

  Liquidity and Capital Resources:

        FirstCity has a $225.0 million revolving acquisition facility with Bank of Scotland that matures in November 2010. The revolving loan facility is used to finance the senior debt and equity portion of portfolio and asset purchases made by FirstCity and to provide for the issuance of letters of credit and working capital loans. The obligations of FirstCity under this facility are guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and are secured by security interests in substantially all of

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

2. Restructure, Liquidity and Capital Resources (Continued)

the assets of FirstCity and its wholly-owned subsidiaries. The primary terms and key covenants of the $225.0 million revolving credit facility, as amended, are as follows:

  •
  The maximum outstanding amount of loans and letters of credit issued under the loan facility that may be outstanding under the loan facility is $225.0 million;

  •
  The available interest rates under the loan facility are LIBOR plus 2.00% to 2.50% per annum;

  •
  The maximum value for assets that can be included in the borrowing base from the acquisition of portfolio assets in certain countries are as follows: Mexico—$40.0 million, Brazil—$10.0 million, Chile—$25.0 million, and Argentina or Uruguay—$6.0 million;

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

  •
  Tangible net worth should not fall below $85.0 million; and

  •
  The ratio of Cumulative Current Recovered and Projected Collections to Cumulative Original Projected Collections should not be less than 0.90 to 1.00.

        FH Partners, LLC, an indirect wholly-owned affiliate of FirstCity, has a $100.0 million revolving loan facility with Bank of Scotland that provides financing for Portfolio and asset purchases by FH Partners, LLC. This revolving loan facility matures in November 2010, and is secured by all assets of FH Partners, LLC and a guaranty by FirstCity and certain of its wholly-owned subsidiaries. The primary terms and key covenants of the $100.0 million revolving loan facility, as amended, are as follows:

  •
  The maximum outstanding amount of loans that may be outstanding under the loan facility is $100.0 million;

  •
  Provides for an interest rate of LIBOR plus 2.0%;

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

2. Restructure, Liquidity and Capital Resources (Continued)

  •
  Provides that FH Partners must maintain a ratio of Cumulative Current Recovered and Projected Collections to Cumulative Original Projected Collections of not less than 0.90 to 1.00; and

  •
  Provides that all other financial covenants will mirror the key covenants of the facility that FirstCity has with Bank of Scotland.

        Effective November 2007, FirstCity and BoS (USA), Inc. ("BoS (USA)") entered into a Subordinated Delayed Draw Credit Agreement (the "Subordinated Credit Agreement") which may be used to finance equity investments in new ventures, equity investments made in connection with portfolio and asset purchases and loans made by FirstCity and its subsidiaries to acquisition entities, provide for the issuance of letters of credit, and for working capital loans. The obligations of FirstCity under the Subordinated Credit Agreement are guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and are secured by security interests in substantially all of the assets of FirstCity and its wholly-owned subsidiaries. The Subordinated Credit Agreement provides that any failure to make a payment or acceleration of debt under the revolving credit facility entered into between FirstCity and Bank of Scotland on November 12, 2004, is a default under the Subordinated Credit Agreement and provides for other events of default and other provisions that are customary for a facility of this type. The primary terms and key covenants of this $25.0 million loan facility are as follows:

  •
  Allows loans to be made in maximum aggregate amount of $25.0 million during the term of the loan facility;

  •
  Has a maturity date of November 12, 2010;

  •
  Provides for interest rates, at FirstCity's election, of London Interbank Offered Rate plus 5.0%, Bank of Scotland base or prime rate plus 3.0%, or a fixed rate for a period agreed to by FirstCity and BoS (USA) as agent;

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

  •
  Provides for inclusion in the borrowing base of loans made to the FirstCity Denver Investment Corp. (majority-owned subsidiary of FirstCity) to be advanced for the purpose of investing in distressed debt, special loan originations, leveraged buyouts and other special opportunities and revised other terms and provisions of the facility to allow acquisition loans under the facility;

  •
  Provides for inclusion in the borrowing base of certain loans made by FirstCity subsidiaries to non-affiliated entities that are secured by real estate; and

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

2. Restructure, Liquidity and Capital Resources (Continued)

  •
  Includes financial covenants that the ratio of earnings before interest, taxes depreciation and amortization to interest coverage will be not less than 1.50 to 1.00 for each twelve month period, that the ratio of indebtedness to tangible net worth should be equal to or less than 3.5 to 1.00 for the last day of each fiscal quarter, and that the ratio of cumulative current recovered and projected collections to cumulative original projected collections should not be less than 0.90 to 1.00 for each fiscal quarter.

        At December 31, 2007, the Company had $41.5 million in Euro-denominated debt with Bank of Scotland for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company entered into the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was ($2.4) million for the year ended December 31, 2007, ($2.5) million for 2006, and $1.3 million for 2005.

        In November 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a revolving line of credit with a maximum loan amount of 148,096,800 Mexican pesos with Banco Santander, S.A., which was equivalent to $13.5 million U.S. dollars at December 31, 2007. The proceeds were used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At December 31, 2007, FirstCity had a letter of credit in the amount of $14.1 million from Bank of Scotland under the terms of FirstCity's revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $14.1 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

        American Business Lending, Inc. ("ABL"), a subsidiary of FirstCity, has a $40.0 million revolving loan facility with Wells Fargo Foothill, LLC ("WFF"), as most recently amended in July 2007, for the purpose of financing and acquiring SBA loans. The obligations under this facility are secured by substantially all of the assets of ABL. In connection with this loan facility, FirstCity provided WFF with an unconditional guaranty, up to a maximum of $5 million plus enforcement cost, of the obligations of ABL under the loan facility that relate to funds in the amount of $31.7 million advanced by WFF to ABL in connection of a portfolio of SBA loans in February 2007. This guaranty remains in effect until the obligations incurred in connection with the advance related to the acquisition of the portfolio of SBA loans are paid in full. The primary terms and key covenants of the $40.0 million revolving loan facility, as amended, are as follows:

  •
  Allows advances in the maximum amount of $40.0 million to be made under the facility;

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

2. Restructure, Liquidity and Capital Resources (Continued)

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

        The security agreement executed by ABL to secure the obligations under its $40.0 million credit facility grants a security interest to WFF in all of the assets of ABL except (a) the unguaranteed portions of any SBA-guaranteed loan originated by AMRESCO SBA Holdings, Inc. ("ASBA") and transferred to ABL pursuant to the Asset Purchase Agreement dated as of June 30, 2006, by and among NCS I, LLC and ASBA, as sellers, ABL, as the purchaser, and FirstCity Business Lending Corporation and FirstCity pursuant to which ABL acquired those SBA loans, and any other assets transferred by ASBA to ABL pursuant to that Asset Purchase Agreement, including, the Small Business Lending Corporation license.

        BoS (USA) has a warrant to purchase 425,000 shares of the Company's voting Common Stock at $2.3125 per share. BoS (USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares under certain specific situations to retain its ability to acquire approximately 4.86% of the Company's voting Common Stock. The warrant expires on August 31, 2010, if it is not exercised prior to that date.

        Management believes that the existing loan facilities, the related fees generated from the servicing of assets, equity distributions from existing Acquisition Partnerships and wholly-owned portfolios, sales

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

2. Restructure, Liquidity and Capital Resources (Continued)

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

3. Discontinued Operations

        Discontinued operations are comprised of two components previously reported as the Company's residential and commercial mortgage banking business ("Mortgage") and the consumer lending business conducted through the Company's minority interest investment in Drive ("Consumer"). Earnings (loss) from discontinued operations is summarized as follows:

	Year ended December 31,
	2007	2006	2005
Mortgage	$—	$(75)	$(356)
Consumer	—	—	509

Net earnings (loss) from discontinued operations	$—	$(75)	$153

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

        In April 2005, the Company exercised an early purchase option on the 1998-1 securitization. Loans receivable were recorded at $6.1 million in accordance with EITF 02-9, Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold. FirstCity evaluated each loan at the acquisition date to determine whether there was evidence of credit deterioration since origination. At December 31, 2007, the acquired loans are included in Portfolio Assets in the consolidated balance sheet and classified as either "loans acquired with credit deterioration" or "loans acquired without credit deterioration." See Note 1(e) for a description of the accounting policy for these loans. As of December 31, 2007 only one investment security remained from discontinued mortgage operations. Discontinued mortgage assets of $133 at December 31, 2007 are included in other assets.

        The assumptions used in the valuation model consider both industry as well as the Company's historical experience and are reviewed quarterly in light of historical evidence in revising the prospective results of the model. These revised assumptions could potentially result in either an increase or decrease in the estimated cash receipts. An additional provision is booked based on the output of the valuation model if deemed necessary. The Company recorded provisions of $75 in 2006

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

3. Discontinued Operations (Continued)

and $356 in 2005 for additional losses from discontinued mortgage operations. No provisions for additional losses were recorded in 2007.

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

        Pursuant to SFAS No. 144, the consolidated financial statements present the operations, assets and liabilities of the consumer business segment as discontinued operations. There were no consumer assets held for sale as of December 31, 2007 and 2006. The liabilities of such operations have been included in other liabilities on the consolidated balance sheets and consisted of state taxes payable as of December 31, 2007 and 2006 of $568 and $114, respectively.

        The net earnings from discontinued consumer operations are classified on the consolidated statements as a component of "Earnings from discontinued operations." Summarized results of discontinued consumer operations are as follows:

	Year ended December 31,
	2007	2006	2005
Other expenses	$—	$—	$(121)
Income taxes	—	—	630

Earnings from discontinued consumer operations	$—	$—	$509

4. Portfolio Assets

        Portfolio Assets are pledged to secure notes payable that are non-recourse to FirstCity or any affiliate other than the entity that incurred the debt. See Note 2 for a description of the Revolving Credit agreement between FH Partners, LLC and Bank of Scotland, which is guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

4. Portfolio Assets (Continued)

        Portfolio Assets are summarized as follows:

	December 31, 2007	December 31, 2006
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$4,177	$6,163
Performing Portfolio Assets	1,266	5,166
Loans Acquired After 2004
Loans acquired with credit deterioration	97,630	84,550
Loans acquired with no credit deterioration	3,871	6,473

Outstanding balance	106,944	102,352
Allowance for loan losses	(1,723)	(333)

Carrying amount of loans, net of allowance	105,221	102,019

Real Estate Portfolios	14,832	4,574
Other	1,948	2,103

Portfolio Assets, net	$122,001	$108,696

        Income from Portfolio Assets is summarized as follows:

	Year ended December 31,
	2007	2006	2005
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$1,780	$2,962	$4,407
Performing Portfolio Assets	1,113	1,483	2,122
Loans Acquired After 2004
Loans acquired with credit deterioration	17,289	4,578	1,091
Loans acquired with no credit deterioration	1,233	396	354
Real Estate Portfolios	1,108	1,325	197
Other	231	243	91

Income from Portfolio Assets	$22,754	$10,987	$8,262

        During 2007, the Company recorded provisions for loan and impairment losses, net of recoveries, by a charge to income of $1,879—which is comprised of impairment charges on real estate portfolios of $407 and $1,472 to allowance for loan losses. During 2006, the Company recorded provisions for loan and impairment losses, net of recoveries, by a charge to income of $271—which is comprised of impairment charges on real estate portfolios of $28 and $243 to allowance for loan losses.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

4. Portfolio Assets (Continued)

        The changes in the allowance for loan losses are as follows:

	Year ended December 31,
	2007	2006	2005
Beginning Balance	$(333)	$(163)	$—
Provisions	(2,385)	(363)	(462)
Recoveries	913	120	299
Charge Offs	82	73	—

Ending Balance	$(1,723)	$(333)	$(163)

        Changes in accretable yield at December 31, 2007 on loans acquired after 2004 with evidence of credit deterioration were as follows:

	Year ended December 31,
	2007	2006	2005
Beginning Balance	$32,339	$3,765	$—
Additions	26,327	33,210	6,101
Accretion	(13,665)	(4,025)	(711)
Reclassification from (to) nonaccretable difference	(4,030)	(109)	(1,039)
Disposals	(5,102)	(553)	(586)
Translation adjustments	82	51	—

Ending Balance	$35,951	$32,339	$3,765

        Loans acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Year ended December 31,
	2007	2006	2005
Face value at acquisition	$148,529	$300,481	$25,656
Cash flows expected to be collected at acquisition	91,237	119,122	26,088
Basis in acquired loans at acquisition	64,910	85,912	19,987

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

5. Loans Receivable

  Loans receivable—affiliates

        Loans receivable—affiliates, which are designated by management as held for investment, are summarized as follows:

	Year ended December 31,
	2007	2006
Outstanding balance	$4,967	$4,598
Capitalized costs	480	157

Carrying amount of loans, net	$5,447	$4,755

        The summary of activity in loans receivable—affiliates is as follows:

	Year ended December 31,
	2007	2006	2005
Beginning Balance	$4,755	$19,606	$21,255
Advances	893	12,132	1,790
Payments received	(968)	(1,757)	(3,507)
Capitalized costs	323	530	239
Other noncash adjustments	—	(26,015)	(97)
Foreign exchange gains (losses)	444	259	(74)

Ending Balance	$5,447	$4,755	$19,606

        Loans receivable—affiliates represent advances to Acquisition Partnerships and other affiliated entities to acquire portfolios of performing and nonperforming commercial and consumer loans and other assets. The loans are reported at their outstanding principal balances adjusted for net deferred loan origination and other capitalized costs and the allowance for loan losses. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loans receivable from affiliates are generally secured by the underlying collateral of the individual notes within the portfolios that were acquired with the loan proceeds, which is generally real estate and foreclosed properties. The loans are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows are sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans. The Company recorded no provisions for impairment on loans receivable—affiliates in 2007, 2006 and 2005.

        In August 2006, FirstCity completed a restructuring of its investments in Mexico in a transaction with American International Group, Inc. ("AIG"). As a result, FirstCity eliminated substantially all of its loans receivable approximately $21.3 million from its Mexico acquisition partnerships. Equity method losses were recorded to reduce the loans receivable from certain Mexican partnerships, in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

5. Loans Receivable (Continued)

Investor Has Loans to and Investments in Other Securities of the Investee, and EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses. Equity method losses were zero for 2007 and 2006, and $.1 million for 2005.

  Loans receivable—SBA held for sale

        Loans receivable—SBA held for sale are summarized as follows:

	Year ended December 31,
	2007	2006
Outstanding balance	$133	$—
Premiums	—	—

Carrying amount of loans, net	$133	$—

        Changes in loans receivable—SBA held for sale are as follows:

	Year ended December 31,
	2007	2006	2005
Beginning Balance	$—	$—	$—
Purchases of loans	18,355	—	—
Originations and advances of loans	1,661	—	—
Payments received	(1,655)	—	—
Loans sold	(17,276)	—	—
Premium amortization, net	(488)	—	—
Transferred to held for investment	(464)	—	—

Ending Balance	$133	$—	$—

        Loans receivable—SBA held for sale represent SBA loans acquired by the Company in February 2007 (see Note 18) and SBA loan originations and advances made since such time. SBA loans held for sale represent the guaranteed portions of the loans, and are reflected at the lower of aggregate cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale. The Company generally sells the guaranteed portion of each loan to a third party and retains the servicing rights. The difference between the proceeds received and the allocated carrying value of the loans sold are recognized as net gains on sales of loans. The non-guaranteed portion is generally held in the portfolio and classified as held for investment. The Company recorded no write-downs of SBA loans held for sale below their cost in 2007.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

5. Loans Receivable (Continued)

  Loans receivable—SBA held for investment, net

        Loans receivable—SBA held for investment are summarized as follows:

	Year ended December 31,
	2007	2006
Outstanding balance	$15,727	$—
Allowance for loan losses	(151)	—
Discounts, net	(1,346)	—
Capitalized origination costs	4	—

Carrying amount of loans, net	$14,234	$—

        Changes in loans receivable—SBA held for investment are as follows:

	Year ended December 31,
	2007	2006	2005
Beginning Balance	$—	$—	$—
Purchases of loans	17,407	—	—
Originations and advances of loans	554	—	—
Payments received	(4,167)	—	—
Capitalized origination costs	4	—	—
Provision for SBA loan losses	(151)	—	—
Discount accretion, net	155	—	—
Charge offs	(32)	—	—
Transferred from held for sale	464	—	—

Ending Balance	$14,234	$—	$—

        Loans receivable—SBA held for investment represent SBA loans acquired by the Company in February 2007 (see Note 18) and SBA loan originations and advances made since such time. SBA loans held for investment are reported at their outstanding principal balances adjusted for unearned discounts, net deferred loan origination costs and the allowance for loan losses. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs as well as premiums and discounts are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. SBA loans held for investment are generally secured by the borrowing entities' assets such as accounts, property and equipment, and other assets. The loans are evaluated for impairment based upon performance of the loans and other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management's estimates of the impairment. The adequacy of the allowance for loan losses is reviewed by management on a regular basis and adjustments, if necessary, are reflected in operations during the periods in which they become known. Considerations in this evaluation include past and current loss experience, risks inherent in the current

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

5. Loans Receivable (Continued)

portfolio, and evaluation of commercial and real estate collateral as well as current economic conditions.

        Changes in the allowance for loan losses on loans receivable—SBA held for investment are as follows:

	Year ended December 31,
	2007	2006	2005
Beginning Balance	$—	$—	$—
Provisions	(182)	—	—
Recoveries	—	—	—
Charge Offs	31	—	—

Ending Balance	$(151)	$—	$—

  Loans receivable—other

        Loans receivable—other, which are designated by management as held for investment, are summarized as follows:

	Year ended December 31,
	2007	2006
Outstanding balance	$5,502	$24,152
Discounts, net	(24)	(161)
Capitalized costs	517	—

Carrying amount of loans, net	$5,995	$23,991

        Changes in loans receivable—other are as follows:

	Year ended December 31,
	2007	2006	2005
Beginning Balance	$23,991	$—	$—
Advances	9,246	18,298	—
Payments received	(28,175)	—	—
Capitalized costs	518	—	—
Other noncash adjustments	—	5,737	—
Discount accretion, net	163	63	—
Foreign exchange gains (losses)	252	(107)	—

Ending Balance	$5,995	$23,991	$—

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

5. Loans Receivable (Continued)

        Loans receivable—other include loans made to non-affiliated entities and are secured by the borrowing entities' assets such as accounts receivable, inventory, property and equipment, and other assets. Interest is accrued when earned in accordance with the contractual terms of the loans. The loans are reported at their outstanding principal balances adjusted for unearned discounts, loan origination fees, and the allowance for loan losses. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs are amortized as level-yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Management evaluates these loans for impairment by analyzing the expected future cash flows from the borrowing entity and the values of the underlying collateral to determine whether the Company expects to ultimately collect all contractual principal and interest. The results of this evaluation indicated that projected cash flows and underlying collateral are sufficient to repay the loans and no allowances for impairment were necessary. The Company recorded no provisions for impairment on loans receivable—other in 2007 and 2006.

6. Equity Investments

        The Company has investments in Acquisition Partnerships and their general partners that are accounted for under the equity method of accounting. The Company also has investments in servicing entities that are accounted for on the equity method.

        The condensed combined financial position and results of operations of the Acquisition Partnerships (excluding servicing entities), which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized as follows:

Condensed Combined Balance Sheets

	December 31,
	2007	2006
Assets	$440,395	$457,173

Liabilities	$141,430	$100,973
Net equity	298,965	356,200

	$440,395	$457,173

Equity investments in Acquisition Partnerships	$76,078	$105,852
Equity investments in servicing entities	11,544	6,505

	$87,622	$112,357

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

6. Equity Investments (Continued)

Condensed Combined Summary of Operations

	Year ended December 31,
	2007	2006	2005
Income from Portfolio Assets	$96,475	$86,732	$82,320
Other income	1,103	2,171	899

Revenues	97,578	88,903	83,219
Interest expense	11,413	13,624	15,063
Average cost (annualized)	12.46%	6.49%	4.86%
Service fees	21,185	18,225	19,390
Provision for loan and impairment losses	16,798	857	8,888
Other operating costs	20,250	17,573	24,802
Foreign currency (gains) losses	(689)	10,502	(16,861)
Income taxes	(1,837)	5,217	471

Expenses	67,120	65,998	51,753

Net earnings	$30,458	$22,905	$31,466

Equity in earnings of Acquisition Partnerships	$9,542	$10,927	$11,370
Equity in earnings of servicing entities	1,402	829	643

	$10,944	$11,756	$12,013

        The assets and equity (deficit) of the Acquisition Partnerships and equity investments in those entities are summarized by geographic region below. The WAMCO Partnerships represent domestic

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

6. Equity Investments (Continued)

Texas limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.

	December 31,
	2007	2006
Assets:
Domestic:
WAMCO Partnerships	$87,086	$116,634
Other	7,758	4,277
Latin America	200,780	167,407
Europe:
P.R.L. Developpement, SAS	21,794	19,684
Other	122,977	149,171

	$440,395	$457,173

Equity (deficit):
Domestic:
WAMCO Partnerships	$44,309	$69,579
Other	4,237	2,676
Latin America	168,108	126,402
Europe:
P.R.L. Developpement, SAS	19,728	13,797
Other	62,583	143,746

	$298,965	$356,200

Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$22,065	$34,203
Other	2,064	1,691
Latin America	21,555	18,640
Europe:
P.R.L. Developpement, SAS	9,085	6,002
Other	21,309	45,316

	$76,078	$105,852

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

6. Equity Investments (Continued)

        Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings (loss) of those entities are summarized by geographic region below.

	Year ended December 31,
	2007	2006	2005
Revenues:
Domestic:
WAMCO Partnerships	$17,954	$26,136	$30,770
Other	974	1,843	5,714
Latin America	42,832	37,652	23,359
Europe:
P.R.L. Developpement, SAS	2,756	2,302	2,176
Other	33,062	20,970	21,200

	$97,578	$88,903	$83,219

Net earnings (loss):
Domestic:
WAMCO Partnerships	$4,643	$13,332	$14,850
Other	(19)	493	4,501
Latin America	7,029	(6,868)	(3,687)
Europe:
P.R.L. Developpement, SAS	4,071	3,612	2,832
Other	14,734	12,336	12,970

	$30,458	$22,905	$31,466

Equity in earnings (loss) of Acquisition
Partnerships:
Domestic:
WAMCO Partnerships	$2,343	$6,431	$6,403
Other	(59)	71	1,638
Latin America	1,310	(189)	(227)
Europe:
P.R.L. Developpement, SAS	1,845	1,571	1,097
Other	4,103	3,043	2,459

	$9,542	$10,927	$11,370

        At December 31, 2007, the Company had $41.5 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

6. Equity Investments (Continued)

        Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was ($2,365) for 2007, ($2,509) for 2006 and $1,348 for 2005.

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

        During the first quarter of 2005, FirstCity invested $2.0 million to increase its ownership percentage in MCS et Associes, S.A. ("MCS"), a French servicing company, from 10.00% to 11.89% and in PRL Developpement, SAS, a French Acquisition Partnership, from 33.50% to 43.50%. P.R.L. Developpement, SAS ("PRL") increased its ownership percentage in MCS from 14.72% to 19.63% in 2005. These additional investments provided a combined direct and indirect ownership interest in MCS of 20.87%. In 2005, MCS sold its investment in Common Stock of FirstCity resulting in a gain of $1.5 million. FirstCity accounted for its proportionate interest in this gain as an increase in the Company's carrying amount of its investment in MCS of $0.3 million and an increase in additional paid-in capital.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

7. Notes Payable

        Notes payable consisted of the following:

	December 31,
	2007	2006
Notes payable—other:
Senior Credit Facility, secured and with recourse to the Company:
US Dollar denominated—LIBOR-indexed (4.865% at December 31, 2007) plus 2.0% to 2.5%, due November 2010	$31,260	$55,905
US Dollar denominated—fixed rate at 7.86%, due November 2010	30,000	—
Eurocurrency denominated—LIBOR-indexed (4.437% at December 31, 2007) plus 2.0% to 2.5%, due November 2010	41,510	48,335
Prime (8.25% at December 31, 2007) plus .5%, due November 2010	—	10,035
Subordinated Credit Facility of $25 million, secured and with recourse to the Company—option of LIBOR plus 5%, or prime plus 3%, or fixed rate, due November 2010	—	—
Acquisition facility secured by assets of FH Partners, LLC and guaranteed by the Company, LIBOR-indexed (5.1025% at December 31, 2007) plus 2.00%, due November 2010	48,199	50,000
Term loan secured by assets of FC Washington, L.P. and guaranteed by the Company, fixed rate at 5.625%, due 2008	1,337	2,580
Revolving line of credit secured by Bank of Scotland letter of credit, renewable every 30 days, rate based on monthly Chilean index rate plus .0625% per month	—	6,518
Line of credit secured by Bank of Scotland letter of credit, rate based on 28 day Mexican index rate plus 1.5%, due November 2008	13,544	13,408
Revolving loan facility secured by assets of American Business Lending, Inc., LIBOR plus 2.625% (7.225% at December 31, 2007), or the greater of Wells Fargo prime or 7.5%, due December 2009	7,594	—
Term loan secured by assets of MPortfolio Corporation, LIBOR-indexed (4.9962% at December 31, 2007), plus 1.75%, due June 2010	3,100	—
Other: Secured borrowing	785	1,030

Total notes payable—other	$177,329	$187,811

        Refer to Note 2 for a description of terms related to the Company's Senior Credit Facility at December 31, 2007 and other matters concerning the Company's liquidity.

        Under terms of certain borrowings, the Company and its subsidiaries are required to maintain certain tangible net worth levels and debt to equity and debt service coverage ratios. The terms also restrict future levels of debt. At December 31, 2007, the Company was in compliance with the aforementioned covenants. The aggregate maturities of Notes payable for the five years ending December 31, 2012 are as follows: $14,934 in 2008, $8,242 in 2009, $154,071 in 2010, $3 in 2011, $3 in 2012, and $76 thereafter.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

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

	Year ended December 31,
	2007	2006	2005
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$10,390	$12,906	$11,754
Income from Portfolio Assets	22,754	10,987	8,262
Gain on sale of SBA loans held for sale, net	723	—	—
Interest income from SBA loans	2,140	—	—
Interest income from affiliates	560	1,498	1,838
Interest income from loans receivable—other	3,822	576	—
Other income	2,828	1,555	1,737

Total	43,217	27,522	23,591

Expenses:
Interest and fees on notes payable	18,060	8,311	4,002
Salaries and benefits	13,324	11,428	12,065
Provision for loan and impairment losses	2,061	271	212
Occupancy, data processing, property protection and other	9,221	6,529	5,284
Minority interest	(1)	(97)	53

Total	42,665	26,442	21,616

Equity in earnings of investments	10,944	11,756	12,013
Gain on sale of subsidiaries and equity investments	207	2,459	—

Operating contribution before direct taxes	$11,703	$15,295	$13,988

Operating contribution, net of direct taxes	$11,432	$15,104	$13,780
Corporate Overhead:
Salaries and benefits, occupancy, professional and other income and expenses, net	9,247	5,227	5,702

Earnings from continuing operations	$2,185	$9,877	$8,078

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

8. Segment Reporting (Continued)

        Revenues and equity in earnings of investments from the Portfolio Asset acquisition and resolution segment attributable to domestic and foreign operations are summarized as follows:

	Year ended December 31,
	2007	2006	2005
Domestic	$33,850	$22,063	$20,707
Latin America	12,068	11,191	10,508
Europe	8,055	5,913	4,389
Other	188	111	—

Total	$54,161	$39,278	$35,604

        Total assets for each of the segments and a reconciliation to total assets are as follows:

	December 31, 2007	December 31, 2006
Cash	$23,546	$18,472
Portfolio acquisition and resolution assets:
Domestic	163,078	158,147
Latin America	33,450	28,883
Europe	46,701	61,062
Other	371	2,272
Deferred tax asset, net	20,101	20,101
Other non-earning assets, net	10,872	8,726

Total assets	$298,119	$297,663

        The average investment in Portfolio Assets and loans receivable and related income from those investments are as follows:

	Year Ended December 31,
	2007	2006	2005
Average investment in Portfolio Assets and loans receivable:
Domestic	$147,545	$66,381	$42,567
Latin America	7,952	12,479	18,068
Europe	4,431	2,475	652
Other	1,255	703	—

Total	$161,183	$82,038	$61,287

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

8. Segment Reporting (Continued)

Income from Portfolio Assets and loans receivable:
Domestic	$27,452	$11,392	$8,506
Latin America	1,990	1,377	1,559
Europe	369	181	35
Other	188	111	—

Total	$29,999	$13,061	$10,100

9. Preferred Stock and Stockholders' Equity

        On July 17, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission, which allows the Company to issue up to $250 million in debt and equity securities from time to time in the future. The registration statement became effective July 28, 1998. As of December 31, 2007, there have been no securities issued under this registration statement.

        In connection with the recapitalization discussed in Note 2, 400,000 shares of the Company's Common Stock were issued to purchase a minority interest.

        BoS(USA) is entitled to additional warrants in connection with its existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's Common Stock.

        The holders of shares of the Company's Common Stock are entitled to one vote for each share on all matters submitted to a vote of Common Stockholders. In order to preserve certain tax benefits available to the Company, transactions involving stockholders holding or proposing to acquire more than 4.75% of outstanding common shares are prohibited unless the prior approval of the Board of Directors is obtained.

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

        On August 14, 2006, FirstCity announced that the Board of Directors authorized a stock repurchase plan providing for the purchase of up to 1,000,000 shares of the Company's Common Stock, with purchases to be made over a period of twelve months. In 2007 and 2006, FirstCity repurchased 50,200 and 530,300 shares, respectively, of the Company's Common Stock on the open market for a total of $407 and $5.6 million, respectively. On February 6, 2008, the Board of Directors amended the stock repurchase plan to provide for the repurchase of an additional 500,000 shares (up to a total of 1,500,000 shares) and the plan was extended to August 30, 2009. Subsequent to December 31, 2007, the Company repurchased an additional 264,530 shares of its Common Stock on the open market for $2.1 million.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

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

        FirstCity adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, FirstCity recognized compensation expense using the straight-line amortization method. For stock-based awards granted after January 1, 2006, the Company recognizes compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, FirstCity recognizes compensation expense using a straight-line amortization method. As SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for 2007 has been reduced for estimated forfeitures. When estimating forfeitures, FirstCity considers voluntary termination behaviors as well as trends of actual option forfeitures. The impact on the results of operations of recording stock-based compensation for 2007, 2006 and 2005 was as follows:

	Year ended December 31,
	2007	2006	2005
Amount of compensation cost recognized in income	$643	$651	$—
Tax benefit recognized in income	$—	$—	$—
Amount capitalized as part of an asset	$—	$—	$—

        SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. Cash received from options exercised during 2007, 2006 and 2005 was $35, $68 and $196, respectively.

        The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company's stock. The Company estimated the expected term of its unvested options by taking the average of the vesting term remaining and the contractual term of the option ("simplified method"), as illustrated in SEC Staff Accounting Bulletin No. 107. The Company uses the simplified method of estimating the expected term of the share options since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to limited instances of key employees

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

10. Stock Based Compensation (Continued)

and directors exercising their options. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options' expected life. The following table sets forth the weighted average assumptions used to calculate the fair value of the stock options for 2007, 2006 and 2005.

	Year ended December 31,
	2007	2006	2005
Weighted average grant date fair value	$6.71	$6.71	$9.95
Volatility	78%	82%	84%
Risk-free interest rate	3.96%-4.48%	4.88%	4.50%
Expected life in years	5-6.25	5	10
Dividend yield	Zero	Zero	Zero

        Stock option activity during the years indicated is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	762,000	$7.26
Granted	122,650	11.62
Exercised	(46,500)	4.22
Expired	(67,300)	20.00
Forfeited	(15,000)	7.25

Outstanding at December 31, 2005	755,850	$7.02
Granted	35,000	9.84
Exercised	(9,750)	6.93
Expired	—	—
Forfeited	(2,000)	27.25

Outstanding at December 31, 2006	779,100	$7.10
Granted	181,500	9.50
Exercised	(10,000)	3.48
Expired	(37,950)	27.25
Forfeited	(33,500)	9.66

Outstanding at December 31, 2007	879,150	$6.67	6.09	$4,083

Exercisable at December 31, 2005	502,325	$6.20

Exercisable at December 31, 2006	582,363	$6.51

Exercisable at December 31, 2007	638,200	$5.61	5.09	$3,668

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

10. Stock Based Compensation (Continued)

        The total intrinsic value of stock options exercised during 2007, 2006 and 2005 was $56, $36 and $377, respectively. As of December 31, 2007, there was approximately $1.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 2.3 years.

        A summary of the status and changes of FirstCity's nonvested shares as of December 31, 2007, and changes during 2007 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2007	196,737	$6.67
Granted	181,500	$6.71
Vested	(104,662)	$6.14
Forfeited	(32,625)	$6.98

Nonvested at December 31, 2007	240,950	$6.89

        Prior to the adoption of SFAS 123R, FirstCity provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures. Employee stock-based compensation expense recognized under SFAS 123R was not reflected in the results of operations for 2005 for employee stock option awards, as all options were granted with an exercise price equal to the market value of the underlying Common Stock on the date of grant. Forfeitures of awards were recognized as they occurred. Previously reported amounts have not been restated.

        The pro forma information for 2005 was as follows:

Year ended December 31, 2005
Net earnings to common stockholders, as reported	$8,231
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(666)

Pro forma net earnings to common stockholders	$7,565

Net earnings per common share:
Basic—as reported	$0.73

Basic—pro forma	$0.67

Diluted—as reported	$0.69

Diluted—pro forma	$0.63

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

11. Income Taxes

        Income tax expense from continuing operations consists of:

	Year Ended December 31,
	2007	2006	2005
Federal and state current expense	$(852)	$(186)	$(250)
Federal deferred expense	—	—	—
Foreign current expense	71	(113)	(42)
Foreign deferred expense	—	126	—

Total	$(781)	$(173)	$(292)

        The actual income tax expense attributable to earnings from continuing operations differs from the expected tax expense (computed by applying the federal corporate tax rate of 35% to earnings from continuing operations before income taxes, minority interest and accounting change) as follows:

	Year Ended December 31,
	2007	2006	2005
Computed expected tax expense	$(1,038)	$(3,484)	$(2,948)
Reduction in income taxes resulting from:
Change in valuation allowance	1,038	3,484	2,948
Alternative minimum tax and state and foreign income tax	(781)	(173)	(292)

	$(781)	$(173)	$(292)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Deferred tax assets (liabilities):
Investments in Acquisition Partnerships, principally due to differences in basis for tax and financial reporting purposes	$3,732	$(347)
Intangibles, principally due to differences in amortization	326	281
Tax basis in fixed assets less than book	(16)	(76)
Foreign non-repatriated earnings	(3,028)	(2,398)
Other	2,090	(9,010)
Federal net operating loss carryforwards	78,028	130,528

Net gross deferred tax assets	81,132	118,978
Valuation allowance	(61,031)	(98,877)

Net deferred tax assets	$20,101	$20,101

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

11. Income Taxes (Continued)

        The Company has net operating loss carryforwards for federal income tax purposes of approximately $544 million from continuing operations and $9 million from discontinued operations at December 31, 2007, less expired net operating losses of $321 million—leaving $232 million available to offset future federal taxable income, if any, through the year 2021. A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. During 2007, 2006 and 2005, the Company adjusted the previously established valuation allowance by $37.8 million, $65.6 million and $16.3 million, respectively. The adjustments in 2007 and 2006 to the valuation allowance included decreases of $36.8 million and $62.1 million, respectively, due to expired net operating losses.

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

        On October 1, 2007 the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or "Flat Tax") in Mexico was published. The Flat Tax law was effective on January 1, 2008 and replaces the existing asset-based tax. The Flat Tax applies to a different tax base than the income tax and will be paid if the Flat Tax exceeds the income tax computed under existing law. In accordance with SFAS 109, Accounting for Income Taxes, the effects of the Flat Tax should be reflected in the consolidated financial statements. The Flat Tax has no impact on the Company's deferred tax assets recognized as of December 31, 2007.

        The Company adopted the provisions of FIN 48 on January 1, 2007. Under FIN 48, income tax benefits are recognized and measured based upon a two-step model: (1) a tax position must be more-likely-than-not to be sustained based solely on its technical merits in order to be recognized; and (2) the benefit is measured as the largest dollar amount of that position that is more-likely-than-not to be sustained upon settlement. The difference between the benefit recognized for a position in accordance with this FIN 48 model and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit ("UTB").

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

11. Income Taxes (Continued)

        The gross amount of unrecognized tax benefits on uncertain tax positions as of December 31, 2007 totaled $579, which if recognized, would impact the Company's effective income tax rate. A reconciliation of unrecognized tax benefits for 2007 follows:

2007
Balance at January 1, 2007	$110
Additions based on tax positions of prior years	544
Payments and settlements	(75)

Balance at December 31, 2007	$579

        As of December 31, 2007, management is not aware of any tax positions for which it was reasonably possible that a change in the amount of unrecognized tax benefits during the next twelve months would significantly impact the Company's effective income tax rate. Interest and penalties related to income tax uncertainties of $167 are included in the provision for income taxes and income taxes payable.

        The Internal Revenue Service is currently in the process of examining FirstCity's federal income tax return for 2004. In addition, FirstCity currently files tax returns in approximately 35 states and is currently being examined in four states for the year 2004. Tax year 1992 and subsequent years are open to federal examination, and tax year 2003 and subsequent years are open to state examination.

12. Employee Benefit Plan

        The Company has a defined contribution 401(k) employee profit sharing plan pursuant to which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company's contributions to the 401(k) plan were $149 in 2007, $138 in 2006 and $134 in 2005.

13. Leases

        The Company leases its current headquarters under a noncancellable operating lease. The lease calls for monthly payments of $12 through its expiration in December 2011. Rental expense under this lease was $144 for 2007, and $122 for 2006 and $120 for 2005. The Company also leases office space and equipment under operating leases expiring in various years prior to 2015. Rental expense under these leases for 2007, 2006 and 2005 was $704, $588 and $545, respectively. As of December 31, 2007, the future minimum lease payments under all noncancellable operating leases are: $620 in 2008, $472 in 2009, $405 in 2010, $384 in 2011, $240 in 2012, and $441 thereafter.

14. Other Related Party Transactions

        FirstCity has financing and service arrangements with certain Acquisition Partnerships and financing arrangements with non-affiliated entities that are considered to be variable interest entities ("VIEs"). However, FirstCity is not determined to be the primary beneficiary of these entities. The Company could experience a loss in the event that cash flows from the VIEs or the underlying

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

14. Other Related Party Transactions (Continued)

collateral are not collected as expected. At December 31, 2007, the Company's maximum exposure to loss as a result of its involvement with the VIEs is $35.3 million.

        The Company has contracted with the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees totaling $9.7 million, $12.6 million and $11.5 million, for 2007, 2006 and 2005, respectively, and due diligence fees (included in other income) were derived from such affiliates.

        FirstCity Servicing Corporation and MCS, in which FirstCity Servicing Corporation is an 11.89% shareholder as of December 31, 2007, are parties to Consulting, License and Confidentiality Agreements dated June 30, 1999 pursuant to which FirstCity Servicing Corporation provides consultation services and personnel to be employed by MCS to assist in developing and managing due diligence and servicing systems. Pursuant to those agreements, MCS agrees to provide the supplied personnel with compensation, tax equalization payments, housing allowances, transportation allowance, tax preparation and MCS pays consulting fees to FirstCity Servicing Corporation and reimburses FirstCity Servicing Corporation for travel, hotel, airfare, and meal expenses paid by it related to the provision of the services. EuroTex Partners, Ltd., a subsidiary of FirstCity Commercial Corporation, purchased real and personal property used as a personal residence of the supplied employee in Paris, France for a purchase price of $2.2 million. FirstCity recorded $443, $344 and $364 in 2007, 2006 and 2005, respectively, from MCS as fees included in other income.

        In February 2007, the Company, through its majority-owned subsidiary ABL, acquired a portfolio of SBA loans and servicing assets from Prosperity Bank for $36.8 million. FirstCity Directors, Robert E. Garrison II and D. Michael Hunter also serve as Directors of Prosperity Bank.

        In April 2007, FirstCity entered into a special situations platform that will buy or finance distressed debt and companies, originate junior and senior bridge loans, and execute lower middle market buyouts through its 80% investment in FirstCity Denver Investment Corp. The other 20% interest in FirstCity Denver Investment Corp. is owned by Crestone Capital LLC, a Colorado limited liability company that is owned by Richard W. Horrigan and Stephen C. Schmeltekopf. Mr. Horrigan, President of FirstCity Denver Investment Corp., and Mr. Schmeltekopf, Senior Vice President of FirstCity Denver Investment Corp., are employees of FirstCity Denver Investment Corp. and have employment contracts with FirstCity Denver Investment Corp. Stephen Schmeltekopf is the brother of Andrew Schmeltekopf, Senior Vice President of FirstCity Servicing.

15. Commitments and Contingencies

  Legal Proceedings

        FirstCity and certain of its subsidiaries and affiliates (including Acquisition Partnerships) are involved in various claims and legal proceedings arising in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of pending legal actions and proceedings, the Company cannot state with any certainty the eventual outcome of any such proceedings. Based on current knowledge, management does not believe that liabilities, if any, arising from any single ordinary course proceeding will have a material adverse effect on the consolidated financial condition, operations, results of operations or liquidity of the Company.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

15. Commitments and Contingencies (Continued)

  Wave Tec Pools, Inc. Litigation

        On March 20, 2007, Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively "Plaintiffs") filed a First Amended Petition adding FH Partners LLC (formerly FH Partners, L.P.) and FirstCity Servicing Corporation, each an indirectly wholly-owned subsidiary of FirstCity, and FirstCity Financial Corporation as defendants in a suit filed by Plaintiffs against State Bank and Cole Harmonson before the 98th Judicial District Court of Travis County, Texas. FirstCity Financial Corporation was served with Plaintiff's Notice of Nonsuit Without Prejudice in the suit on April 25, 2007. In the First Amended Petition the Plaintiffs sought unspecified damages for breach of contract and conversion related to alleged breaches by FH Partners LLC ("FH Partners") and FirstCity Servicing Corporation in connection with a loan agreement related to a loan from State Bank to Plaintiffs that was purchased by FH Partners from State Bank on December 22, 2006. The Plaintiffs also raised other claims solely against the other defendants. The Plaintiffs allege that they entered into a loan or line of credit with State Bank and that due to an error by State Bank the Plaintiffs borrowed more on the line of credit than was allowed under the borrowing base. The Plaintiffs further allege that State Bank entered in an agreement with Plaintiffs that the default by Plaintiffs would be cured if the Plaintiffs pledged additional property to secure the loans and that the Plaintiffs would be allowed to borrow under the line of credit. Plaintiffs allege that State Bank, and subsequently FH Partners, have refused to honor the agreement by State Bank concerning the pledge of the additional property. On July 25, 2007, counsel for FH Partners received a Second Amended Petition in which the Plaintiffs allege that they have sustained actual damages of $165 million as a result of the joint actions of State Bank, Cole Harmonson, FH Partners and FirstCity Servicing Corporation. The Plaintiffs assert claims against FH Partners and FirstCity Servicing Corporation for breach of contract, conversion, civil conspiracy, tortious interference with prospective economic relationships and usury related to FH Partners and FirstCity Servicing Corporation treating the loans that FH Partners purchased from State Bank as being in default, retaining payments delivered to the lockbox for the loan, retaining mortgage loan files that the Plaintiffs allege were unrelated to the loan agreement, interfering with contracts and relationships of the Plaintiffs by such actions, and charging interest higher than the maximum amount allowed under the Texas Finance Code. The Plaintiffs additionally seek recovery of statutory penalties under the Texas Finance Code and attorney's fees. The Plaintiffs have made additional claims against the other defendants alleging promissory estoppel, fraud and business disparagement. On or about October 5, 2007, Plaintiffs' counsel suggested that his clients were considering non-suiting their claims against FH Partners and FirstCity Servicing Corporation. Therefore, instead of counter-claiming against the Plaintiffs in the same suit for the indebtedness owed under the loan, on October 9, 2007, FH Partners filed a separate collection suit against the Plaintiffs and guarantors Jason Herring and Kimberly Herring, now known as Kimberly McCormick. Plaintiffs' counsel has subsequently indicated that he had misunderstood the positions of the parties, that a non-suit is not likely to occur and that he will probably seek to consolidate the collection suit with the original action. All defendants in the collection suit have answered. Prosperity Bank, FH Partners and FirstCity Servicing Corporation filed motions for summary judgment in the original suit based upon a General Release and Indemnity Agreement. Shortly before the hearing on the summary judgment motions, the Plaintiffs filed their third amended petition to add Grandview Homes, Inc. as an additional plaintiff, to allege some of the previous claims against FH Partners and FirstCity Servicing Corporation as well as Prosperity Bank and

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

15. Commitments and Contingencies (Continued)

to state additional claims for negligent misrepresentation, tortious interference with property rights, fraud in the inducement, duress, lack of consideration, unconscionability, estoppel and waiver. Since these additional parties and claims were not addressed by the summary judgment motions, the hearings were postponed. On or about December 14, 2007, Plaintiffs filed their fourth amended petition, which added the claim that the general release is invalid for lack of mutuality of obligation and for failure to meet the express negligence test. One deposition has been taken and Plaintiffs have engaged in written discovery with Prosperity Bank and sent written discovery to FH Partners and FirstCity Servicing Corporation, but have suspended the deadlines to respond while the parties are discussing settlement. FirstCity does not have sufficient information to estimate any potential liability or probability of liability, but is unaware of any factual or legal basis for liability. If a settlement is not reached, FirstCity intends to contest the case vigorously.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

15. Commitments and Contingencies (Continued)

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

  Indemnification Obligation Commitments

        On September 21, 2004, FirstCity, FirstCity Consumer Corporation ("Consumer Corp."), FirstCity Funding LP ("Funding LP") and FirstCity Funding GP ("Funding GP") entered into the a Securities Purchase Agreement to sell a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA-GP, IFA-LP and MG-LP (the "2004 Securities Purchase Agreement"). In the 2004 Securities Purchase Agreement, FirstCity, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) their power and authority to enter into the 2004 Securities Purchase Agreement and the transactions contemplated therein, (iii) the ownership of the limited partnership interests in Drive by Funding LP, (iv) the ownership of membership interests in Drive-GP by Consumer Corp., and (iv) the capital structure of Funding LP. FirstCity, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS (USA), IFA-GP, IFA-LP and MG-LP from damages resulting from a breach of any representation or warranty contained in the 2004 Securities Purchase Agreement or otherwise made by FirstCity, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligations under

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

15. Commitments and Contingencies (Continued)

the 2004 Securities Purchase Agreement survive for a maximum period of five (5) years from November 1, 2004. Neither FirstCity, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2004 Securities Purchase Agreement until the aggregate amount payable exceeds $0.25 million, and then only for the amount in excess of $0.25 million in the aggregate; however certain representations and warranties are not subject to this $0.25 million threshold. Management of the Company believes that FirstCity will not have to pay any amounts relating to these representations and warranties.

        On August 8, 2006, an Interest Purchase and Sale Agreement was entered into by and among Bidmex Holding, LLC ("Buyer"), as buyer, and Strategic Mexican Investment Partners, L.P. ("SMIP"), an affiliate of the Company and Cargill Financial Services International, Inc. ("CFSI"), (collectively, the "Sellers"), as seller, and eleven U.S. limited liability companies ("LLCs") which invested in Mexican portfolio acquisition entities ("SRLs") and the AIG entities as additional parties. In the Interest Purchase and Sale Agreement, the Sellers and the LLCs made various representations and warranties concerning (i) the existence and ownership of the LLCs and the related SRLs, (ii) the assets and liabilities of the LLCs, (iii) taxes related to periods prior to August 8, 2006, and (iv) the operations of the LLCs and SRLs. The Sellers agreed to indemnify the Buyer and AIG Entities from damages resulting from a breach of any representation or warranty contained in the Interest Purchase and Sale Agreement on a several and not joint basis according to their respective ownership percentages in each LLC as to any matter related to a particular LLC, or on the basis of 80% to CFSI and 20% to SMIP as to any matter that could not be identified to a particular LLC. The indemnity obligation under the Interest Purchase and Sale Agreement survives for a period of the statute of limitations for matters related to taxes, existence and authority, capitalization and good standing of the LLCs and SRLs and for a period of two years from August 8, 2006, the closing date with respect to all other representations and warranties. The Sellers are not required to make any payments as a result of the indemnity provisions of the Interest Purchase and Sale Agreement until the aggregate amount payable under that agreement and the Asset Purchase Agreement exceeds $0.25 million; however, claims related to taxes and fraud are not subject to this $0.25 million threshold. The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Interest Purchase and Sale Agreement and the Asset Purchase Agreement to the Aggregate Purchase Price (without duplication of amounts recovered pursuant to the terms of the Asset Purchase Agreement). FirstCity does not believe that the potential liability would have a material adverse effect on the consolidated financial position, results of operations or liquidity of FirstCity, its subsidiaries, its affiliates or the Acquisition Partnerships.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

15. Commitments and Contingencies (Continued)

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

  Commitments to Repurchase Loans

        In connection with the Interest Purchase and Sale Agreement, Recuperación de Carteras Mexicanas, S. de R.L. de C.V., as optionor ("RCM"), an affiliate of SMIP and CFSI, granted a put option dated August 8, 2006 to Bidmex Holding, LLC, as optionee, pursuant to the terms of a Put Option Agreement by and among RCM, Bidmex Holding, LLC, and Bidmex 6, LLC, the parent entity of RCM and SMIP. RCM granted a put option to Bidmex Holding, LLC related to the purchase of any loan of Solución de Activos Residenciales, S. de R.L. de C.V. or Solución de Activos Comerciales, S. de R.L. de C.V., each a Mexican SRL, if any borrowing on a loan made by those entities has filed or files a challenge in a legal proceeding related to any such loan based on, in addition to any other defense claims, a claim on grounds related to the Mexican Supreme Court Ruling that has put into issue the actions required for transfer of loans by Mexican financial institutions after August 2003, provided that any such challenge is asserted on or before the earlier of (i) the reversal of the Supreme Court Ruling, or (ii) February 1, 2008. The purchase price for any loan under the put option is to be the allocated purchase price set by the parties for the loan, plus certain expenses related to the transfer and collection of the loan, plus any taxes paid or payable with respect to the cash flow from each loan, reduced by any cash flow received by Bidmex Holding, LLC with respect to the loan. Pursuant to the put option agreement, Bidmex Holding, LLC must deliver to RCM and other parties a written notice of its intent to exercise the put option as to any qualifying loan on or before April 1, 2008.

        Financial Security Assurance Inc. ("FSA"), in its capacity as certificate insurer under the Pooling and Servicing Agreement, relating to the FirstCity Capital Home Equity Loan Trust 1998-2 (the "Trust"), dated as of November 1, 1998 by and among FC Capital Corp., in its capacities as seller and master servicer, and The Bank of New York, in its capacity as trustee, made demand on FC Capital Corp. to repurchase certain loans that were subject to repurchase due to fraud of third parties in connection with the origination of the loans. FC Capital Corp. agreed to provide a letter of credit in the amount of the repurchase price for the loans in lieu of being required to purchase the loans from

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

15. Commitments and Contingencies (Continued)

the Trust. FirstCity has obtained and delivered to FSA, for the benefit of FC Capital Corp., an irrevocable letter of credit in the amount of $0.5 million from the Bank of Scotland. Pursuant to the agreement with FSA, FC Capital Corp. will have the option to purchase the loans for $0.5 million prior to a call under the letter of credit.

  Letters of Credit and Other Guarantees

        On November 5, 2007, Fondo de Inversion Privado NPL Fund One ("PIF1"), an equity investment of FirstCity Chile, Ltda., entered into a revolving line of credit with a maximum loan amount of $15.0 million with Banco Santander Chile, S.A. The proceeds were used to acquire a loan portfolio at face value from FirstCity NPL S.A. (a consolidated affiliate of FirstCity Chile, Ltda.) and to finance the purchase of other loan portfolios from non-affiliated parties. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the maximum loan balance upon demand. At December 31, 2007, FirstCity had a letter of credit in the amount of $15.0 million from Bank of Scotland under the terms of FirstCity's revolving acquisition facility with Bank of Scotland, with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $15.0 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

        On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a revolving line of credit with a maximum loan amount in Mexican pesos equivalent to $13.5 million with Banco Santander, S.A. The proceeds were used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At December 31, 2007, FirstCity had a letter of credit in the amount of $14.1 million from Bank of Scotland under the terms of FirstCity's revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $14.1 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

        ABL, a subsidiary of FirstCity, has a $40.0 million revolving loan facility with Wells Fargo Foothill, LLC ("WFF"), as most recently amended on July 30, 2007, for the purpose of financing and acquiring SBA loans. The obligations under this facility are secured by substantially all of the assets of ABL. At December 31, 2007, the balance of this facility was $7.6 million. In connection with the first amendment to this facility on February 27, 2007, FirstCity provided WFF with an unconditional guaranty, up to a maximum of $5 million plus enforcement cost, of the obligations of ABL under the loan facility that relate to funds in the amount of $31.7 advanced by WFF to ABL in connection of a portfolio of SBA loans in February 2007. This guaranty will remain in effect until the obligations incurred in connection with the advance related to the acquisition of the portfolio of SBA loans are paid in full.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

15. Commitments and Contingencies (Continued)

  Other Contingent Commitment

        FirstCity has minority interests in various limited-life partnerships with a net carrying value of ($271) at December 31, 2007. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at December 31, 2007 is $1.3 million.

16. Financial Instruments

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of its financial instruments. The fair value estimates as of December 31, 2007 and 2006 were based on pertinent information that was available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented.

        The following describes the methods and assumptions used by the Company in estimating fair values.

  (a) Cash and Cash Equivalents

        The carrying amount of cash and cash equivalents approximated fair value at December 31, 2007 and 2006.

  (b) Portfolio Assets and Loans Receivable

        The Portfolio Assets and loans receivable are carried at the lower of cost or estimated fair value. Estimated fair values of Portfolio Assets and fixed-rate loans receivable are calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risks inherent in the assets. For variable-rate loans receivable that generally re-price when market rates change and with no significant change in credit risk, fair values are based on carrying values. The carrying values of Portfolio Assets and loans receivable was $147.8 million and $137.4 million, respectively, at December 31, 2007 and 2006. The estimated fair values of Portfolio Assets and loans receivable was approximately $164.1 million and $149.6 million, respectively, at December 31, 2007 and 2006.

  (c) Servicing Assets

        The Company relies primarily on a combination of a discounted cash flow model of future net servicing income and analysis of current market data to estimate the fair value of its servicing assets. The key assumptions used to calculate estimated fair value of the servicing assets include prepayment speeds and a market discount rate. The fair value estimate excludes the value of the servicing rights for loans sold in which the servicing rights have not been capitalized.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

16. Financial Instruments (Continued)

  (d) Residual Interests in Securitizations

        Through December 31, 2003, residual interests in securitizations included in discontinued mortgage operations were carried at estimated future gross cash receipts. The estimated fair value was calculated using various assumptions regarding prepayment speeds and credit losses. Beginning in December 2004, the residual interests are carried at fair value. The carrying value of the residual interests was $0.2 million and $0.1 million at December 31, 2007 and 2006, respectively.

  (e) Notes Payable

        Management believes that the repayment terms for similar rate financial instruments with similar credit risks and the stated interest rates at December 31, 2007 and 2006 approximate the market terms for similar credit instruments. Accordingly, the carrying amount of notes payable is believed to approximate fair value.

17. Business Acquisitions

        In August 2007, the Company acquired through one of its consolidated subsidiaries 100% of the ownership interests of East Penn Railroad LLC ("East Penn") for $5.9 million in cash. East Penn owns and operates a short line freight railroad in the Northeastern United States. The acquisition has been accounted for as a purchase business combination. The results of East Penn's operations since the acquisition date have been included in the consolidated financial statements. The following table summarizes the calculation of estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$274
Property and equipment	7,365
Other assets	645

Total assets acquired	8,284

Deferred grant income	1,929
Other liabilities	382

Total liabilities assumed	2,311

Net assets acquired	$5,973

        At December 31, 2007, the Company's consolidated balance sheet includes $8.2 million of property, equipment and other assets in "Other assets, net" and $2.5 million of deferred grant income and other liabilities in "Other liabilities" related to East Penn's accounts.

18. Servicing Assets—SBA Loans

        In February 2007, the Company, through its subsidiary American Business Lending, Inc. ("ABL"), acquired a portfolio of SBA loans for $36.8 million. Included in the purchase price were the rights to

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

18. Servicing Assets—SBA Loans (Continued)

service additional loans with an unpaid balance of $33.8 million. The Company recorded a servicing asset of $758 relating to these servicing rights. Additional servicing rights have been capitalized since the portfolio acquisition as a result of loans sold. Servicing rights are recognized as assets when the SBA loans are sold and the rights to service those loans are retained. The Company retains servicing responsibilities and receives servicing fees of approximately 1%.

        Servicing assets are initially measured at fair value at the date of sale. Subsequent to the sale, the Company accounts for servicing assets by using the amortization method, which amortizes servicing assets in proportion to and over the period of estimated net servicing income. The Company periodically evaluates the possible impairment of servicing assets based on the difference between the carrying amount and current fair value of the servicing assets.

        Changes in the Company's amortized servicing assets are as follows:

	Year ended December 31,
	2007	2006	2005
Beginning Balance	$—	$—	$—
Servicing Assets capitalized	1,058	—	—
Servicing Assets amortized	(173)	—	—

Ending Balance	$885	$—	$—

Reserve for impairment of servicing assets:
Beginning Balance	$—	$—	$—
Impairments	(93)	—	—
Recoveries	51	—	—
Charge Offs	—	—	—

Ending Balance	$(42)	$—	$—

Ending Balance (net of reserve)	$843	$—	$—

Fair value of amortized servicing assets:
Beginning balance	$—	$—	$—
Ending balance	$843	$—	$—

        The Company relies primarily on a discounted cash flow model to estimate the fair value of its servicing assets. The model calculates estimated fair value of the servicing assets using predominant risk characteristics of servicing assets such as discount rate, prepayment speed, weighted average life of the loans sold and the interest rate. The estimated fair value of servicing assets was determined using discount rates ranging from 9.75% to 11.19%, prepayment speeds of 15%, and weighted average lives ranging from 75 to 299 months. In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

19. Selected Quarterly Financial Data (Unaudited)

        The following are summarized quarterly financial data for the years ended December 31, 2007 and 2006:

	2007				2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
	(Unaudited)
Revenues	$9,721	$11,271	$11,632	$11,032	$5,715	$6,879	$8,191	$7,602
Expenses	12,503	13,666	11,276	14,397	7,129	7,094	8,636	9,790
Equity in earnings of investments	1,826	4,332	2,157	2,629	3,634	1,387	3,023	3,712
Gain on sale of subsidiaries and equity investments	—	—	207	—	—	27	2,378	54
Earnings (loss) from continuing operations	(915)	1,806	2,654	(1,360)	2,097	1,263	4,967	1,550
Loss from discontinued operations	—	—	—	—	(75)	—	—	—
Net earnings (loss) to common stockholders	(915)	1,806	2,654	(1,360)	2,022	1,263	4,967	1,550
Earnings (loss) from continuing operations per common share—
Basic	$(0.08)	$0.17	$0.25	$(0.14)	$0.19	$0.11	$0.45	$0.14
Diluted	$(0.08)	$0.16	$0.23	$(0.12)	$0.18	$0.11	$0.42	$0.13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FirstCity Financial Corporation:

        We have audited the accompanying consolidated balance sheets of FirstCity Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 1 to the consolidated financial statements, as of January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, and the provisions of Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. As discussed in note 1 to the consolidated financial statements, as of January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and as of December 31, 2006, the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FirstCity Financial Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Dallas, Texas
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FirstCity Financial Corporation:

        We have audited FirstCity Financial Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FirstCity Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion FirstCity Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstCity Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
March 17, 2008

WAMCO PARTNERSHIPS

COMBINED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(With Report of Independent Registered Public Accounting Firm)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
WAMCO Partnerships:

        We have audited the accompanying combined balance sheets of the WAMCO Partnerships as of December 31, 2007 and 2006, and the related combined statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2007. These combined financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

        In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the WAMCO Partnerships as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 2 to the combined financial statements, as of December 31, 2006, the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

KPMG LLP

Dallas, Texas
March 17, 2008

WAMCO PARTNERSHIPS

COMBINED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
	(Dollars in thousands)
ASSETS
Cash	$5,946	$8,009
Portfolio Assets, net	80,325	108,215
Other assets, net	815	410

	$87,086	$116,634

LIABILITIES AND PARTNERS' CAPITAL
Notes payable	$40,525	$44,139
Other liabilities (including $1,481 and $1,799 to affiliates in 2007 and 2006, respectively)	2,252	2,916

Total liabilities	42,777	47,055
Partners' capital	44,309	69,579

	$87,086	$116,634

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)
Income from Portfolio Assets	$17,764	$24,577	$30,664
Other income, net	190	1,559	106

Revenues	17,954	26,136	30,770

Interest and fees on notes—affiliate	—	(467)	(1,765)
Interest and fees on notes payable—other	(2,782)	(3,409)	(2,371)
Provision for loan and impairment losses	(4,883)	(1,803)	(1,024)
Servicing fees—affiliate	(2,314)	(3,659)	(3,391)
General, administrative and operating expenses	(3,332)	(3,466)	(7,369)

Expenses	(13,311)	(12,804)	(15,920)

Net earnings	$4,643	$13,332	$14,850

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Years Ended December 31, 2007, 2006 and 2005

	Class A Equity		Class B Equity
	General Partners	Limited Partners	Limited Partners	General Partners	Limited Partners	Total
	(Dollars in thousands)
Balance at December 31, 2004	$—	$—	$789	$894	$79,550	$81,233
Contributions	—	—	—	523	51,274	51,797
Distributions	(1)	(43)	(789)	(347)	(35,371)	(36,551)
Comprehensive income:
Net earnings	1	43	—	145	14,661	14,850

Total comprehensive income	1	43	—	145	14,661	14,850

Balance at December 31, 2005	—	—	—	1,215	110,114	111,329
Cumulative effect of adjustments resulting from the adoption of SAB No. 108 (Note 2(f))	—	—	—	(2)	(210)	(212)
Contributions	—	—	—	553	54,759	55,312
Distributions	—	—	—	(1,108)	(102,888)	(103,996)
Change in combined entities	—	—	—	(31)	(6,155)	(6,186)
Comprehensive income:
Net earnings	—	—	—	135	13,197	13,332

Total comprehensive income	—	—	—	135	13,197	13,332

Balance at December 31, 2006	—	—	—	762	68,817	69,579
Contributions	—	—	—	204	20,229	20,433
Distributions	—	—	—	(540)	(49,806)	(50,346)
Comprehensive income:
Net earnings	—	—	—	57	4,586	4,643

Total comprehensive income	—	—	—	57	4,586	4,643

Balance at December 31, 2007	$—	$—	$—	$483	$43,826	$44,309

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$4,643	$13,332	$14,850
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of loan origination and commitment fees	207	321	369
Amortization of deferred profit sharing	—	596	4,088
Provision for loan and impairment losses	4,883	1,803	1,024
Income from Portfolio Assets	(17,764)	(24,577)	(30,664)
Purchase of Portfolio Assets	(20,434)	(56,560)	(60,551)
Advances net of receipts on Portfolio Asset lines of credit	(4,502)	(9,442)	(2,581)
Capitalized costs and interest on Portfolio Assets	(275)	(757)	(1,119)
Proceeds applied to principal on Portfolio Assets	65,508	112,783	95,823
Excess of distribution over cost from partnership carried at cost	—	(1,274)	—
(Increase) decrease in deferred profit sharing	—	220	(1,213)
(Increase) decrease in other assets	(138)	(444)	186
Increase (decrease) in deferred compensation	—	(220)	1,213
Deferred compensation and profit sharing paid	—	(396)	(4,365)
Increase (decrease) in other liabilities	(664)	386	(352)

Net cash provided by operating activities	31,464	35,771	16,708

Cash flows from investing activities:
Distributions from partnership	—	2,570	—
Change in combined entities	—	(1,126)	—

Net cash provided by investing activities	—	1,444	—

Cash flows from financing activities:
Borrowing of debt—affiliate	—	27	9,056
Borrowing of debt	38,500	46,500	29,100
Repayment of debt—affiliate	—	(7,893)	(38,735)
Repayment of debt	(42,114)	(32,003)	(32,263)
Capital contributions	20,433	55,312	51,797
Capital distributions	(50,346)	(103,996)	(36,551)

Net cash used in financing activities	(33,527)	(42,053)	(17,596)

Net decrease in cash	(2,063)	(4,838)	(888)
Cash at beginning of year	8,009	12,847	13,735

Cash at end of year	$5,946	$8,009	$12,847

        Supplemental disclosure of cash flow information:

    Cash paid for interest was approximately $2,589, $3,520, and $3,792 for 2007, 2006, and 2005, respectively.

    Above cash flows exclude the noncash impact of disposition of FC Properties in 2006.

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

(Dollars in thousands)

1. Organization and Partnership Agreements

        The combined financial statements represent domestic Texas limited partnerships and limited liability companies ("Acquisition Partnerships" or "Partnerships") and include the accounts of WAMCO III, Ltd. ("WAMCO III"); WAMCO XX, Ltd. ("WAMCO XX") (formerly WAMCO IX, Ltd. ("WAMCO IX")); WAMCO XXIV, Ltd. ("WAMCO XXIV"); WAMCO XXV, Ltd. ("WAMCO XXV"); WAMCO XXVI, Ltd.; WAMCO XXVII, Ltd.; WAMCO XXVIII, Ltd. ("WAMCO XXVIII"); WAMCO XXIX, Ltd.; WAMCO 30, Ltd. ("WAMCO 30"); WAMCO 31, Ltd. ("WAMCO 31"); WAMCO 32, Ltd. ("WAMCO 32"); WAMCO 33, Ltd. ("WAMCO 33"); WAMCO 34, Ltd. ("WAMCO 34"); WAMCO 35, Ltd. ("WAMCO 35"); FirstVal 1, Ltd. ("FirstVal"), SOWAMCO XXIX, Ltd. ("SOWAMCO XXIX"); Calibat Fund, LLC; First B Realty, Ltd.; FirstStreet Investments LLC ("FirstStreet"); and FC Properties, Ltd. ("FC Properties"). FirstCity Financial Corporation or its subsidiaries, FirstCity Commercial Corporation and FirstCity Holdings Corporation (together "FirstCity"), share limited partnership interests and participate as general partners in common with Cargill Financial Services, Inc. in all of the Partnerships. WAMCO 30 is considered to be a significant subsidiary of FirstCity. The WAMCO 30 partnership recorded initial activity during 2002.

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

        In 2005, 2006 and 2007, several WAMCO Partnerships merged with and into other existing WAMCO Partnerships under common ownership. The results of these mergers did not affect the ownership structure and did not significantly impact the Partnerships' combined financial condition and results of operations. Refer to Note 7 for a description of the mergers.

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

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands)

2. Summary of Significant Accounting Policies (Continued)

        On January 1, 2005, FirstCity adopted the provisions of AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 addresses accounting differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans acquired in a transfer if those difference are attributable, at least in part, to credit quality. SOP 03-3 requires impaired loans be recorded at fair value and prohibits "carrying over" or the creation of valuation allowances in the initial accounting of loans acquired in a transfer that are within the scope of SOP 03-3. Under SOP 03-3, the excess cash flows expected at purchase over the purchase price is recorded as interest income over the life of the loan.

        For loan Portfolios acquired prior to January 1, 2005, FirstCity designated such loans as non-performing Portfolio Assets or performing Portfolio Assets. Such designation was made at the acquisition of the pool and does not change even though the actual performance of the loans may change. FirstCity accounts for all non-performing loans acquired after 2004 in accordance with SOP 03-3. The following is a description of each classification and the related accounting policy accorded to each Portfolio type:

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

        All non-performing Portfolio Assets were purchased at substantial discounts from their outstanding legal principal amount, the total of the aggregate of expected future sales prices and the total payments to be received from obligors. Subsequent to acquisition, the adjusted cost of non-performing Portfolio Assets is evaluated for impairment on a quarterly basis. A valuation allowance is established for any impairment identified through provisions charged to earnings in the period the impairment is identified. Net impairment provisions recorded on non-performing Portfolio Assets were $500, $1,221, and $307 for 2007, 2006 and 2005, respectively.

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

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands)

2. Summary of Significant Accounting Policies (Continued)

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

        Impairment on each Portfolio is measured based on the present value of the expected future cash flows in the aggregate discounted at the loans' risk adjusted rates, which approximates the effective interest rates, or the fair value of the collateral, less estimated selling costs, if any loans are collateral dependent and foreclosure is probable. Net impairment provisions recorded on performing Portfolio Assets were $749, $83, and $654 for 2007, 2006 and 2005, respectively.

  Impairment of Loans Acquired Prior to 2005

        Management's best estimate of the Portfolio's internal rate of return ("IRR") as of January 1, 2005, is the basis for subsequent impairment testing. If it is probable that all cash flows estimated at acquisition plus any changes to expected cash flows arising from changes in estimates after acquisition would not be collected, the carrying value of a pool would be written down to maintain the then current IRR. Prior to January 1, 2005, impairment charges would be taken to operations with a corresponding write-off of the receivable balance. Consequently, no allowance for loan loss was recorded prior to January 1, 2005.

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

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands)

2. Summary of Significant Accounting Policies (Continued)

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

        The Partnerships establish valuation allowances for all acquired loans subject to SOP 03-3 to reflect only those losses incurred after acquisition—that is, the present value of cash flows expected at acquisition that are not expected to be collected. The Partnerships recorded net impairment provisions of $3,478 in 2007, $396 in 2006 and $62 in 2005 on these loans.

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

  Real Estate Portfolios

        Real estate portfolios consist of real estate acquired from a variety of sellers. Such Portfolios are carried at the lower of cost or fair value less estimated costs to sell. Costs relating to the development and improvement of real estate for its intended use are capitalized, whereas those relating to holding assets are charged to expense. Income or loss is recognized upon the disposal of the real estate. Rental income, net of expenses, on real estate Portfolios is recognized when received. Accounting for the Portfolios is on an individual asset-by-asset basis as opposed to a pool basis. Subsequent to acquisition, the amortized cost of a real estate Portfolio is evaluated for impairment on a quarterly basis. The

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands)

2. Summary of Significant Accounting Policies (Continued)

evaluation of impairment is determined based on the review of the estimated future cash receipts, net of costs to sell, which represents the net realizable value of the real estate Portfolio. Impairment losses are charged to operations in the period the impairment is identified. The Company recorded net impairment losses on real estate of $156, $103, and $0 as of December 31, 2007, 2006 and 2005, respectively.

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

  (c) Use of Estimates

        The preparation of combined financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near-term relate to the estimation of future collections on Portfolio Assets used in the calculation of income from Portfolio Assets and estimation of interest rate environments. Actual results could differ from those estimates.

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

  (f) Recent accounting pronouncements

        On December 31, 2006, the Partnerships adopted SEC Staff Accounting Bulletin Topic 1N, Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands)

2. Summary of Significant Accounting Policies (Continued)

in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be evaluated when determining the materiality of misstatements in the current year financial statements and it also addresses how to correct material misstatements. The Partnerships adoption of SAB 108 resulted in an adjustment to opening retained earnings for the year ended December 31, 2006 by approximately $212 thousand, all of which relates to a correction in WAMCO 33's accounting for property taxes paid in 2005. The Partnerships reviewed the annual amount of earnings incurred in prior periods for this correction and considered the effect to be immaterial to prior periods both individually and in the aggregate.

3. Combining Financial Statements

        WAMCO 30 is considered to be a significant subsidiary of FirstCity. The WAMCO 30 partnership recorded initial activity during 2002. The following tables summarize the combining balance sheets of the WAMCO Partnerships as of December 31, 2007 and 2006, and the related combining statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2007.

Combining Balance Sheets

December 31, 2007

	WAMCO 30	Other Partnerships	Combined
ASSETS
Cash	$4,976	$970	$5,946
Portfolio Assets, net	39,720	40,605	80,325
Other assets, net	757	58	815

	$45,453	$41,633	$87,086

LIABILITIES AND PARTNERS' CAPITAL
Notes payable	35,925	$4,600	$40,525
Other liabilities	1,998	254	2,252

Total liabilities	37,923	4,854	42,777
Partners' capital	7,530	36,779	44,309

	$45,453	$41,633	$87,086

Other liabilities owed to affiliates included in above balances	$1,458	$23	$1,481

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands)

3. Combining Financial Statements (Continued)

Combining Balance Sheets

December 31, 2006

	WAMCO 30	Other Partnerships	Combined
ASSETS
Cash	$6,497	$1,512	$8,009
Portfolio Assets, net	80,126	28,089	108,215
Other assets, net	337	73	410

	$86,960	$29,674	$116,634

LIABILITIES AND PARTNERS' CAPITAL
Notes payable	36,523	$7,616	44,139
Other liabilities	2,798	118	2,916

Total liabilities	39,321	7,734	47,055
Partners' capital	47,639	21,940	69,579

	$86,960	$29,674	$116,634

Other liabilities owed to affiliates included in above balances	$1,805	$(6)	$1,799

Combining Statements of Operations

Year Ended December 31, 2007

	WAMCO 30	Other Partnerships	Combined
Income from Portfolio Assets	$12,505	$5,259	$17,764
Other income, net	184	6	190

Revenues	12,689	5,265	17,954

Interest and fees expense—other	(2,328)	(454)	(2,782)
Provision for loan and impairment losses	(2,370)	(2,513)	(4,883)
Service fees—affiliate	(1,639)	(675)	(2,314)
General, administrative and operating expenses	(2,520)	(812)	(3,332)

Expenses	(8,857)	(4,454)	(13,311)

Net earnings	$3,832	$811	$4,643

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands)

3. Combining Financial Statements (Continued)

Combining Statements of Operations
Year Ended December 31, 2006

	WAMCO 30	Other Partnerships	Combined
Income from Portfolio Assets	$18,054	$6,523	$24,577
Other income, net	264	1,295	1,559

Revenues	18,318	7,818	26,136

Interest and fees expense—affiliate	(38)	(429)	(467)
Interest and fees expense—other	(3,215)	(194)	(3,409)
Provision for loan and impairment losses	(470)	(1,333)	(1,803)
Service fees—affiliate	(2,902)	(757)	(3,659)
General, administrative and operating expenses	(1,553)	(1,913)	(3,466)

Expenses	(8,178)	(4,626)	(12,804)

Net earnings	$10,140	$3,192	$13,332

Combining Statements of Operations
Year Ended December 31, 2005

	WAMCO 30	Other Partnerships	Combined
Income from Portfolio Assets	$16,823	$13,841	$30,664
Other income, net	55	51	106

Revenues	16,878	13,892	30,770

Interest and fees expense—affiliate	(1,165)	(600)	(1,765)
Interest and fees expense—other	(2,371)	—	(2,371)
Provision for loan and impairment losses	(822)	(202)	(1,024)
Service fees—affiliate	(2,246)	(1,145)	(3,391)
General, administrative and operating expenses	(1,701)	(5,668)	(7,369)

Expenses	(8,305)	(7,615)	(15,920)

Net earnings	$8,573	$6,277	$14,850

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands)

3. Combining Financial Statements (Continued)

Combining Statements of Changes in Partners' Capital
Years Ended December 31, 2007, 2006 and 2005

	WAMCO 30	Other Partnerships	Combined
Balance at December 31, 2004	$46,189	$35,044	$81,233
Contributions	51,797	—	51,797
Distributions	(18,962)	(17,589)	(36,551)
Net earnings	8,573	6,277	14,850

Total comprehensive income	8,573	6,277	14,850

Balance at December 31, 2005	87,597	23,732	111,329

Cumulative effect of adjustments resulting from the adoption of SAB No. 108 (Note 2(f))	(212)	—	(212)
Contributions	40,948	14,364	55,312
Distributions	(90,834)	(13,162)	(103,996)
Change in combined entities	—	(6,186)	(6,186)
Net earnings	10,140	3,192	13,332

Total comprehensive income	10,140	3,192	13,332

Balance at December 31, 2006	47,639	21,940	69,579

Contributions	—	20,433	20,433
Distributions	(43,941)	(6,405)	(50,346)
Net earnings	3,832	811	4,643

Total comprehensive income	3,832	811	4,643

Balance at December 31, 2007	$7,530	$36,779	$44,309

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands)

3. Combining Financial Statements (Continued)

Combining Statements of Cash Flows
Year Ended December 31, 2007

	WAMCO 30	Other Partnerships	Combined
Cash flows from operating activities:
Net earnings	$3,832	$811	$4,643
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees	192	15	207
Provision for loan and impairment losses	2,370	2,513	4,883
Income from Portfolio Assets	(12,505)	(5,259)	(17,764)
Purchase of Portfolio Assets	—	(20,434)	(20,434)
Advances net of receipts on Portfolio Asset lines of credit	(4,502)	—	(4,502)
Capitalized costs and interest on Portfolio Assets	(164)	(111)	(275)
Proceeds applied to principal on Portfolio Assets	54,733	10,775	65,508
Increase in other assets	(138)	—	(138)
Increase (decrease) in other liabilities	(800)	136	(664)

Net cash provided by (used in) operating activities	43,018	(11,554)	31,464

Cash flows from financing activities:
Borrowing of debt	38,500	—	38,500
Repayment of debt	(39,098)	(3,016)	(42,114)
Capital contributions	—	20,433	20,433
Capital distributions	(43,941)	(6,405)	(50,346)

Net cash provided by (used in) financing activities	(44,539)	11,012	(33,527)

Net decrease in cash	(1,521)	(542)	(2,063)
Cash at beginning of year	6,497	1,512	8,009

Cash at end of year	$4,976	$970	$5,946

Supplemental disclosure of cash flow information
Approximate cash paid for interest	$2,141	$448	$2,589

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands)

3. Combining Financial Statements (Continued)

Combining Statements of Cash Flows
Year Ended December 31, 2006

	WAMCO 30	Other Partnerships	Combined
Cash flows from operating activities:
Net earnings	$10,140	$3,192	$13,332
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees	262	59	321
Amortization of deferred profit sharing	—	596	596
Provision for loan and impairment losses	470	1,333	1,803
Income from Portfolio Assets	(18,054)	(6,523)	(24,577)
Purchase of Portfolio Assets	(42,307)	(14,253)	(56,560)
Advances net of receipts on Portfolio Asset lines of credit	(9,565)	123	(9,442)
Capitalized costs and interest on Portfolio Assets	(623)	(134)	(757)
Proceeds applied to principal on Portfolio Assets	100,887	11,896	112,783
Excess of distribution over cost from partnership carried at cost	—	(1,274)	(1,274)
Decrease in deferred profit sharing	—	220	220
Increase in other assets	(376)	(68)	(444)
Decrease in deferred compensation	—	(220)	(220)
Deferred compensation and profit sharing paid	—	(396)	(396)
Increase (decrease) in other liabilities	485	(99)	386

Net cash provided by operating activities	41,319	(5,548)	35,771

Cash flows from investing activities:
Distributions from partnership	—	2,570	2,570
Change in combined entities	—	(1,126)	(1,126)

Net cash provided by investing activities	—	1,444	1,444

Cash flows from financing activities:
Borrowing of debt—affiliate	27	—	27
Borrowing of debt	38,500	8,000	46,500
Repayment of debt—affiliate	(2,088)	(5,805)	(7,893)
Repayment of debt	(31,619)	(384)	(32,003)
Capital contributions	40,949	14,363	55,312
Capital distributions	(90,833)	(13,163)	(103,996)

Net cash provided by (used in) financing activities	(45,064)	3,011	(42,053)

Net decrease in cash	(3,745)	(1,093)	(4,838)
Cash at beginning of year	10,242	2,605	12,847

Cash at end of year	$6,497	$1,512	$8,009

Supplemental disclosure of cash flow information
Approximate cash paid for interest	$2,937	$583	$3,520

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands)

3. Combining Financial Statements (Continued)

Combining Statements of Cash Flows
Year Ended December 31, 2005

	WAMCO 30	Other Partnerships	Combined
Cash flows from operating activities:
Net earnings	$8,573	$6,277	$14,850
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of loan origination and commitment fees	358	11	369
Amortization of deferred profit sharing	—	4,088	4,088
Provision for loan and impairment losses	822	202	1,024
Income from Portfolio Assets	(16,823)	(13,841)	(30,664)
Purchase of Portfolio Assets	(60,551)	—	(60,551)
Advances net of receipts on Portfolio Asset lines of credit	(2,185)	(396)	(2,581)
Capitalized costs and interest on Portfolio Assets	(994)	(125)	(1,119)
Proceeds applied to principal on Portfolio Assets	72,306	23,517	95,823
Increase in deferred profit sharing	—	(1,213)	(1,213)
(Increase) decrease in other assets	(160)	346	186
Increase in deferred compensation	—	1,213	1,213
Deferred compensation and profit sharing paid	—	(4,365)	(4,365)
Increase (decrease) in other liabilities	332	(684)	(352)

Net cash provided by operating activities	1,678	15,030	16,708

Cash flows from financing activities:
Borrowing of debt—affiliate	9,056	—	9,056
Borrowing of debt	29,100	—	29,100
Repayment of debt—affiliate	(37,966)	(769)	(38,735)
Repayment of debt	(32,263)	—	(32,263)
Capital contributions	51,797	—	51,797
Capital distributions	(18,962)	(17,589)	(36,551)

Net cash provided by (used in) financing activities	762	(18,358)	(17,596)

Net increase (decrease) in cash	2,440	(3,328)	(888)
Cash at beginning of year	7,802	5,933	13,735

Cash at end of year	$10,242	$2,605	$12,847

Supplemental disclosure of cash flow information
Approximate cash paid for interest	$3,191	$601	$3,792

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands)

4. Portfolio Assets

        Portfolio Assets are summarized as follows:

	December 31, 2007
	WAMCO 30	Other Partnerships	Combined
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$11,707	$1,515	$13,222
Performing Portfolio Assets	7,593	8,225	15,818
Loans Acquired After 2004
Loans acquired with credit deterioration	22,484	30,184	52,668
Loans acquired with no credit deterioration	300	—	300

Outstanding balance	42,084	39,924	82,008
Allowance for loan losses	(3,433)	(2,207)	(5,640)

Carrying amount of loans, net of allowance	38,651	37,717	76,368

Real Estate Portfolios, net of allowance	1,069	2,888	3,957

Portfolio Assets, net	$39,720	$40,605	$80,325

	December 31, 2006
	WAMCO 30	Other Partnerships	Combined
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$19,311	$3,074	$22,385
Performing Portfolio Assets	11,096	10,723	21,819
Loans Acquired After 2004
Loans acquired with credit deterioration	49,126	10,949	60,075
Loans acquired with no credit deterioration	1,765	—	1,765

Outstanding balance	81,298	24,746	106,044
Allowance for loan losses	(1,172)	(326)	(1,498)

Carrying amount of loans, net of allowance	80,126	24,420	104,546

Real Estate Portfolios, net of allowance	—	3,669	3,669

Portfolio Assets, net	$80,126	$28,089	$108,215

        Portfolio Assets are pledged to secure non-recourse notes payable.

5. Deferred Profit Sharing and Deferred Compensation

        In connection with the formation of FC Properties, an agreement was entered into which provided for potential payments to the project manager based on a percentage of total estimated sales. An equal

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands)

5. Deferred Profit Sharing and Deferred Compensation (Continued)

amount of deferred profit participation and deferred compensation is recorded based on such estimates with the deferred profit participation being amortized into expense in proportion to actual sales realized. No profit participation was paid until the limited partners recognized a 20% return on their investment. This return threshold was met in 2001. As a result of the disposition of FC Properties in 2006, this obligation is no longer presented as of December 31, 2006. At December 31, 2005, the estimated liability for this profit participation was $14,539, and was reported as deferred compensation in the accompanying combined balance sheets. Additionally, amortization of $596 and $4,088 was recognized during 2006 and 2005, respectively, and has been included in general, administrative and operating expenses in the accompanying combined statements of operations.

        The achievement of the 20% return on investment resulted in payments of $396 and $4,365 in deferred profit sharing and commissions in 2006, and 2005, respectively.

6. Notes Payable

        Notes payable at December 31, 2007 and 2006 consist of the following:

	2007	2006
London Interbank Offering Rate (LIBOR) (4.6% at December 31, 2007) based:
WAMCO 30 (LIBOR plus 1.65%)	$35,925	$—
WAMCO 30 (LIBOR plus 2.0%)	—	28,146
WAMCO 30 (LIBOR plus 2.35%)	—	3,818
WAMCO 30 (LIBOR plus 2.5%)	—	4,559
Other Partnerships (LIBOR plus 1.75%)	4,600	7,616

	$40,525	$44,139

        In November 2007, $20.9 million of notes payable from WAMCO 30, WAMCO 31 and WAMCO 34 were renewed into a new note payable with WAMCO 30 in connection with a merger involving these entities. Refer to Note 7 for a description of the merger.

        Collateralized loans are typically payable based on proceeds from disposition of and payments received on the Portfolio Assets.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands)

6. Notes Payable (Continued)

        Contractual maturities (excluding principal and interest payments payable from proceeds from dispositions of and payments received on the Portfolio Assets) of notes payable are as follows:

	WAMCO 30	Other Partnerships	Combined
Year Ending December 31:
2008	$—	$—	$—
2009	—	—	—
2010	35,925	4,600	40,525
2011	—	—	—

	$35,925	$4,600	$40,525

        The loan agreements and master note purchase agreements, under which notes payable were incurred, contain various covenants including limitations on other indebtedness, maintenance of service agreements and restrictions on use of proceeds from disposition of and payments received on the Portfolio Assets. As of December 31, 2007, the Partnerships were in compliance with the aforementioned covenants.

        In connection with notes payable, the Partnerships incurred origination and commitment fees. These fees are amortized over the stated maturity of the related notes and are included in interest and fees on notes payable. At December 31, 2007 and 2006, approximately $372 and $382, respectively, of origination and commitment fees are included in other assets, net.

7. Transactions with Affiliates

        Under the terms of the various servicing agreements between the Partnerships and FirstCity, FirstCity receives a servicing fee based on proceeds from resolution of the Portfolio Assets for processing transactions on the Portfolio Assets and for conducting settlement, collection and other resolution activities. Service fees to affiliates of approximately $2,314, $3,659, and $3,391 are reported on the accompanying combined statements of operations in 2007, 2006 and 2005, respectively.

        In November 2007, WAMCO 31, WAMCO 33, WAMCO 34, and WAMCO 35 merged with and into WAMCO 30 with WAMCO 30 being the surviving entity. In connection with the merger, WAMCO 30 entered into a $38.5 million note payable and used $21.0 million of the loan proceeds to pay-off then-existing notes payable ($20.9 million principal and $0.1 million interest) for WAMCO 30, WAMCO 31 and WAMCO 34. WAMCO 33 and WAMCO 35 did not have any notes payable outstanding at the time of the merger.

        During 2006, WAMCO XXV and WAMCO XXVIII merged with and into WAMCO 30 with WAMCO 30 being the surviving entity. Also during 2006, WAMCO IX was renamed as WAMCO XX, and WAMCO XXX was renamed as WAMCO 30. In August 2006, FirstCity disposed of its ownership interest in FC Properties.

        During 2005, WAMCO III merged into WAMCO IX with WAMCO IX being the surviving entity. The partnership agreement for WAMCO III provided for Class A and Class B Equity partners. The

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands)

7. Transactions with Affiliates (Continued)

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

8. Fair Value of Financial Instruments

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of its financial instruments. The fair value estimates as of December 31, 2007 and 2006 were based on pertinent information that was available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented.

        The following describes the methods and assumptions used by the Company in estimating fair values.

  (a) Cash and Other Liabilities

        The carrying amount of cash and other liabilities approximates fair value at December 31, 2007 and 2006 due to the short-term nature of such accounts.

  (b) Portfolio Assets

        Portfolio Assets are carried at the lower of cost or estimated fair value. The estimated fair value is calculated by discounting projected cash flows on an asset-by-asset basis using estimated market discount rates that reflect the credit and interest rate risk inherent in the assets. The carrying value of Portfolio Assets was $80,325 and $108,215 at December 31, 2007 and 2006, respectively. The estimated fair value of the Portfolio Assets was approximately $82,985 and $119,952 at December 31, 2007 and 2006, respectively.

  (c) Notes Payable

        Management believes that for similar financial instruments with comparable credit risks, the stated interest rates at December 31, 2007 and 2006 approximate market rates. Accordingly, the carrying amount of notes payable is believed to approximate fair value. In addition, the majority of the partnerships' debt is at variable rates of interest.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2007, 2006, and 2005

(Dollars in thousands)

9. Commitments and Contingencies

        The Partnerships are involved in various legal proceedings in the ordinary course of business. In the opinion of management, the resolution of such matters will not have a material adverse impact on the combined financial position, results of operations or liquidity of the Partnerships.

10. Interest Rate Swap

        WAMCO XXVIII was involved with an interest rate swap contract that matured in December 2005. WAMCO XXVII entered into the swap contract in 2001 in order to manage a portion of the interest rate risk associated with its long-term debt. Under the swap agreement, WAMCO XXVIII paid fixed and floating-rate interest and received floating-rate interest at specified periodic intervals based on an agreed upon notional amount. Income or expense associated with these periodic payments was recorded on an accrual basis. WAMCO XXVIII recorded $133 of net swap expense associated with these periodic payments for the year ended December 31, 2005. Net swap expense is included in interest and fees expense—affiliate in the accompanying combined statements of operations.

        WAMCO XXVIII did not meet the criteria necessary to categorize its swap agreement as a hedging activity under the provisions of FASB No. 133, Accounting for Derivative Instruments and Hedging Activities; therefore, change in fair value of the interest rate swap was reported in general, administrative and operating expenses and was $129 during 2005.

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

        KPMG LLP, the Company's independent registered public accounting firm, has audited our consolidated financial statements included with this report and has audited our internal control over financial reporting as of December 31, 2007. The report of KPMG LLP, which expresses an unqualified opinion on our internal control over financial reporting, is included in Part II, Item 8 of this Annual Report on Form 10-K.

Management's Annual Report on Internal Control Over Financial Reporting

        The management of FirstCity Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Item 9B.    Other Information.

        WAMCO 30, Ltd. and P.R.L. Developpement, SAS ("PRL") are considered to be significant subsidiaries of the Company under SEC Rule 3-09 under Regulation S-X ("Rule 3-09"). Rule 3-09 requires the Company to file separate company financial statements for its significant subsidiaries that are not consolidated with the Company's accounts. As such, separate company financial statements of WAMCO 30, Ltd. are presented in the WAMCO Partnerships combined financial statements as of December 31, 2007, 2006 and 2005 that are included in the Company's 2007 Annual Report—Financial Statements and Analysis. However, separate company financial statements for PRL are not included in this Annual Report. In accordance with Rule 3-09 for foreign equity method investments, Company management expects to file by amendment to this Annual Report any required financial statements with respect to PRL on or before June 30, 2008.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

Item 11.    Executive Compensation.

        The information required by Item 11 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

  (a)
  The following documents are filed as part of this report (see Item 8).

  1.
  Financial Statements

        The consolidated financial statements of FirstCity and the combined financial statements of the WAMCO Partnerships (Acquisition Partnerships) are incorporated herein by reference to Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

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
Sixth Amendment to Right Of First Refusal Agreement And Due Diligence Reimbursement Agreement dated effective as of February 1, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated February 6, 2006)
10.12	—
Asset Purchase Agreement, dated June 30, 2006, by and among FirstCity Financial Corporation and its subsidiaries, FirstCity Business Lending Corporation and American Business Lending, Inc.; and AMRESCO SBA Holdings, Inc. and NCS I, LLC (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated July 7, 2006)
10.13	—	2006 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company's Schedule 14A, Definitive Proxy Statement, dated June 26, 2006)
10.14	—
Interest Purchase and Sale Agreement, dated August 8, 2006, by and among Bidmex Holding, LLC, and Strategic Mexican Investment Partners, L.P. and Cargill Financial Services International, Inc. and certain other parties (incorporated herein by reference to Exhibit 10.14 of the Company's Form 10-Q dated November 9, 2006)
10.15	—
Put Option Agreement dated August 8, 2006, by and among Bidmex Holding, LLC, Recuperacion de Carteras Mexicanas, S. de R.L. de C.V., Bidmex 6, LLC, Strategic Mexican Investment Partners 2, L.P. and Cargill Financial Services International, Inc. (incorporated herein by reference to Exhibit 10.15 of the Company's Form 10-Q dated November 9, 2006)
10.16	—
Guarantee dated August 8, 2006, executed by FirstCity Financial Corporation for the benefit of Bidmex Holding, LLC, Residencial Oeste 2 S. de R.L. de C.V., National Union Fire Insurance Company of Pittsburg, P.A., American General Life Insurance Company, and American General Life and Accident Insurance Company (incorporated herein by reference to Exhibit 10.15 of the Company's Form 10-Q dated November 9, 2006)

10.17	—
Amendment No. 4 to Revolving Credit Agreement, dated as of October 31, 2006, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated November 7, 2006)
10.18	—
Management Employment Contract dated November 30, 2006, between FirstCity Business Lending Corporation, American Business Lending, Inc., and Charles P. Bell, Jr. (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated December 7, 2006)
10.19	—
Management Employment Contract dated November 30, 2006, between FirstCity Business Lending Corporation, American Business Lending, Inc., and Joe N. Smith (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K dated December 7, 2006)
10.20	—
Amendment No. 5 to Revolving Credit Agreement, dated as of December 14, 2006, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated December 20, 2006)
10.21	—
Loan Agreement, dated as of December 15, 2006 by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated December 28, 2006)
10.22	—
Amendment No. 1 to Loan Agreement, dated as of February 27, 2007, by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.22 of the Company's Form 10-K dated July 24, 2007)
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
Amendment No. 2 to Loan Agreement, dated as of July 30, 2007, by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated August 3, 2007)
10.26	—
Amendment No. 10 to Revolving Credit Agreement, dated as of August 22, 2007, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated August 28, 2007)
10.27	—
Amendment No. 3 and Consent to Revolving Credit Agreement, dated August 22, 2007, among FH Partners, L.L.C., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated August 28, 2007)

10.28	—
Subordinated Delayed Draw Credit Agreement, dated as of September 5, 2007, among FirstCity Financial Corporation, as Borrower, and the Lenders named therein, as Lenders, and BoS (USA), Inc., as agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated September 10, 2007)
10.29	—
Letter agreement between FirstCity Financial Corporation and Bank of Scotland extending time period for closing of subordinate credit facility to be provided by BoS (USA,) Inc. to October 2, 2007 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated September 10, 2007)
10.30	—
Letter agreement between FirstCity Financial Corporation and BoS (USA), Inc. extending time period for closing of subordinate credit facility to be provided by BoS (USA), Inc. to October 31, 2007 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated October 5, 2007)
10.31	—
Letter agreement between FirstCity Financial Corporation and Bank of Scotland extending time period for closing of subordinate credit facility to be provided by BoS (USA), Inc. to October 31, 2007 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated October 5, 2007)
10.32	—
Letter agreement between FirstCity Financial Corporation and BoS (USA), Inc. extending time period for closing of subordinate credit facility to be provided by BoS (USA), Inc. to November 16, 2007 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated November 8, 2007)
10.33	—
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
Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Annual Report on Form 10-K for the year ended December 31, 2007.
32.2*	—
Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and relating to the Annual Report on Form 10-K for the year ended December 31, 2007.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION
By:	/s/ JAMES T. SARTAIN James T. Sartain President and Chief Executive Officer

March 17, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD E. BEAN Richard E. Bean	Chairman of the Board and Director	March 17, 2008
/s/ JAMES T. SARTAIN James T. Sartain	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008
/s/ J. BRYAN BAKER J. Bryan Baker	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2008
/s/ C. IVAN WILSON C. Ivan Wilson	Vice Chairman of the Board and Director	March 17, 2008
/s/ DANE FULMER Dane Fulmer	Director	March 17, 2008
/s/ ROBERT E. GARRISON Robert E. Garrison	Director	March 17, 2008
/s/ D. MICHAEL HUNTER D. Michael Hunter	Director	March 17, 2008
/s/ JEFFERY D. LEU Jeffery D. Leu	Director	March 17, 2008
/s/ F. CLAY MILLER F. Clay Miller	Director	March 17, 2008