Form 10-K/A
period 2007-12-31
FIRSTCITY FINANCIAL CORP
filed 2008-04-29
CIK 828678

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of the common stock on the NASDAQ Stock Market as of June 30, 2007, was $95,343,164.

          The number of shares of common stock outstanding at April 15, 2008, was 10,378,207.

FIRSTCITY FINANCIAL CORPORATION

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A ("Amendment") to the Annual Report on Form 10-K of FirstCity Financial Corporation (the "Company," "FirstCity," "we" or "us") is being filed to amend the Company's Form 10-K ("Original Filing") filed with the Securities and Exchange Commission ("SEC") on March 17, 2008, to provide disclosures under Part III of Form 10-K, which were not included in the Original Filing, as FirstCity will not file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2007.

        Except for the additions and modifications described above, the Company has not modified or updated disclosures presented in the Original Filing in this Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including the exhibits to the Original Filing, affected by subsequent events.

        In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Forward-Looking Statements:

        The Original Filing and this Amendment documents incorporated herein by reference, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our future financial position, business strategy and plans and objectives of management for future operations. Words such as "expect," "intend," "plan," "anticipate," "estimate," "believe," "may," "could," "will be," "will continue," "will likely result," "indication" and similar expressions are intended to identify forward-looking statements.

        Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Amendment, and in particular, the risks discussed under Item 1A. "Risk Factors" in our Original Filing filed with the SEC on March 17, 2008, and those discussed in other documents we file with the SEC. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this Amendment. Except as required by applicable law, we do not intend to update or revise forward-looking statements contained in this Amendment or the Original Filing to reflect future events or circumstances.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Director Information

        Information concerning members of the Company's board of directors (the "Board") is set forth below:

Name	Age	Position
Richard E. Bean	64	Chairman of the Board
C. Ivan Wilson	80	Vice Chairman of the Board
James T. Sartain	59	President, Chief Executive Officer and Director
Dane Fulmer	57	Director
Robert E. Garrison, II	66	Director
D. Michael Hunter	65	Director
Jeffery D. Leu	52	Director
F. Clayton Miller	44	Director

        Richard E. Bean has been a Director of FirstCity since July 1995 (the "Merger") and Chairman of the Board since December 31, 2005. Since 1976, Mr. Bean has served as the Executive Vice President and a director of Pearce Industries, Inc., a privately held company that markets a variety of oilfield equipment and construction machinery. Mr. Bean served as Chief Financial Officer of Pearce Industries from 1976 to 2004. Mr. Bean served as a member of the Portfolio committee of the FirstCity Liquidating Trust from the Merger through the termination of the Trust in January 2004. Prior to the Merger, Mr. Bean was Chairman of the Official Committee of Equity Security Holders of First City Bancorporation of Texas, Inc. ("FCBOT"). Mr. Bean is currently a director, Chairman of the Audit Committee, and a member of the Compensation Committee of WCA Waste Corporation, a publicly owned solid waste collection and disposal Company, and a director and the Chairman of the Audit Committee of Sanders Morris Harris Group Inc., a publicly owned financial services firm. Mr. Bean received a M.B.A. in Accounting and a Bachelor of Business Administration in Finance from the University of Texas at Austin and has been a Certified Public Accountant licensed in the State of Texas since 1968.

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

        Robert E. Garrison, II has been a Director of FirstCity since May 1999. Mr. Garrison is the President of Sanders Morris Harris Group Inc. Previously, Mr. Garrison served as Executive Vice President and director of Harris Webb & Garrison and also served as Chairman, Chief Executive Officer, and director of Pinnacle Management & Trust Co. Mr. Garrison co-founded both of these companies in 1994. Mr. Garrison serves as a director of Prosperity Bank and as a director of Crown Castle International (CCI), a public company that is a leading independent owner and operator of shared wireless infrastructures, including extensive networks of towers. He has over 40 years of experience in the investment business. Mr. Garrison is a Chartered Financial Analyst.

        D. Michael Hunter has been as a Director of FirstCity since August 2005. Mr. Hunter is the Vice Chairman of the board of directors of Prosperity Bancshares, Inc. and serves as a director of Prosperity Bank. Mr. Hunter previously served as Chairman, President and Chief Executive Officer and a director of First Capital Bankers, Inc. from 1995 until its merger with and into Prosperity Bancshares, Inc. on March 1, 2005. Mr. Hunter also served as Chairman and Chief Executive Officer of First Capital Bank from 1995 until March 2005. Prior to 1995, Mr. Hunter served as President and Chief Operating Officer of Victoria Bancshares, Inc. and Victoria Bank & Trust Company from 1988 to June 1994. Prior to 1988, Mr. Hunter served twenty four years with FCBOT.

        Jeffery D. Leu has been a Director of FirstCity since December 2000. Mr. Leu is a Class B Director and Senior Partner of CarVal Investors, LLC ("CVI"), an affiliate of Cargill, responsible for managing CVI's worldwide investment activities. Mr. Leu joined Cargill in 1981 in the Strategy and Business Development Group. He held several management positions in Cargill's equipment finance unit before managing the high-yield business in 1989. Mr. Leu became president of CVI in 1993 and resigned that position as of December 21, 2007.

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

Board of Directors and Committees

        The Board has reviewed the provisions of the Sarbanes-Oxley Act of 2002, the rules of the SEC and the NASDAQ Stock Market governance listing standards and determined that the Company is in compliance with such standards. The Board has determined that Messrs. Bean, Fulmer, Garrison, Hunter, Miller and Wilson are independent Directors under the NASDAQ Stock Market Rules. Mr. Sartain, an employee of the Company, and Mr. Leu, an executive officer of CVI (see "Certain Relationships and Related Transactions, and Director Independence" for relationships of Cargill and CFSC Capital Corp. with the Company), were not deemed independent. Mr. Richard E. Bean, an independent Director, serves as Chairman and presides over executive sessions of the non-management Directors.

        Board Meetings.    During 2007, the Board held five meetings. Each of the directors attended more than 75% of such meetings held in 2007, with the exception of Mr. Miller, who attended 60% of the meetings. All of the directors except Mr. Leu and Mr. Miller attended the Company's 2007 Annual Meeting of Stockholders. The Company has encouraged the attendance of all Directors at the annual meetings of stockholders and has scheduled its stockholders' meetings to achieve that goal. The Company has not adopted a formal policy related to the attendance of Directors at annual meetings of stockholders.

        Committees.    The Company's Board has the following standing committees: Executive Committee; Audit Committee; Compensation Committee; and Nominating and Corporate Governance Committee. Members of these committees generally are elected annually at the regular meeting of the Board immediately following the annual meeting of stockholders. Further information concerning the Board's standing committees appears below.

        Executive Committee.    The Executive Committee consisted of Messrs. Bean (Chairman) and Sartain during 2007. Subject to certain limitations specified by the Company's Bylaws and the Delaware General Corporation Law, the Executive Committee is authorized to exercise the powers of the Board when the Board is not in session. During 2007, the Executive Committee held no meetings, but did take action on two occasions by unanimous consent.

        Audit Committee.    The Audit Committee consisted of Messrs. Bean (Chairman), Garrison and Wilson during 2007. The Audit Committee is a standing committee of the Board. The Board has determined that all members of the Audit Committee are independent directors under the rules of the NASDAQ Stock Market and the rules and regulations of the SEC. The Board has determined that Mr. Bean qualifies as an "audit committee financial expert" under applicable SEC and NASDAQ regulations. The Audit Committee has a charter adopted by the Board that sets forth its membership requirements, authority and responsibilities. A copy of the Audit Committee Charter is available on our website at www.fcfc.com under the "Investor Relations—Corporate Governance" heading. During 2007, the Audit Committee held three regular meetings and held numerous special meetings related to the conduct of the independent investigation.

        The Audit Committee meets with management to consider the adequacy of the internal controls of the Company and the objectivity of financial reporting. Its primary function is to assist the Board in fulfilling its oversight responsibilities by reviewing

  •
  the financial information to be provided to the stockholders, potential stockholders, the investment community and others;

  •
  the systems of internal controls established by the management and the Board; and

  •
  the audit process.

        The Audit Committee also meets with the independent auditors and with appropriate Company financial personnel about these matters. The functions of the Audit Committee also include recommending to the Board which firm of independent public accountants should be engaged by the Company to perform the annual audit, reviewing annually the Company's Audit Committee Charter, approving certain other types of professional services rendered to the Company by the independent public accountants and considering the possible effects of such services on the independence of such public accountants. The independent auditors periodically meet alone with the Audit Committee and have unrestricted access to the Audit Committee.

        Compensation Committee.    The Compensation Committee consisted of Messrs. Wilson (Chairman), Fulmer, Garrison, Hunter and Miller during 2007. The Compensation Committee is a standing committee of the Board. The Board has determined that all members of the Compensation Committee are (i) "independent directors" under the listing standards of the NASDAQ Stock Market, (ii) "non-employee directors" within the meaning of Rule 16b-3 under the Exchange Act and (iii) "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee has a charter that has been adopted by the Board that sets forth its membership requirements, authority and responsibilities. A copy of the Compensation Committee Charter is available on our website at www.fcfc.com under the "Investor Relations—Corporate Governance" heading. The functions of the Compensation Committee include making recommendations to the Board regarding compensation for executive officers, including the chief executive officer, of the Company and its subsidiaries. The Compensation Committee is responsible for all recommendations, reviews, modifications and approvals with respect to the Stock Option and Award Plans. During 2007, the Compensation Committee held three meetings.

        Nominating and Corporate Governance Committee.    The Nominating and Corporate Governance Committee consisted of Messrs. Fulmer (Chairman), Garrison, Hunter and Miller during 2007. The Nominating and Corporate Governance Committee is a standing committee of the Board. The Board has determined that each of the members of the Nominating and Corporate Governance Committee qualified as an independent Director under the rules of the NASDAQ Stock Market and rules and regulations of the SEC. The Nominating and Corporate Governance Committee has a charter that has been adopted by the Board that sets forth its membership requirements, authority and responsibilities. The full text of the Charter of the Nominating and Corporate Governance Committee is available on our website at www.fcfc.com under the "Investor Relations—Corporate Governance" heading. The Nominating and Corporate Governance Committee recommends the number of Board positions to be filled in accordance with the Bylaws of the Company and the persons to be nominated to serve in those positions. In this regard, the Nominating and Corporate Governance Committee considers the performance of incumbent directors in determining whether such directors should be nominated to stand for reelection. The Nominating and Corporate Governance Committee also reviews the recommendations of the Chief Executive Officer related to the appointment of executive officers and proposed personnel changes related to such officers and is responsible for conducting an annual review of the Company's Code of Business Conduct and Ethics. During 2007, the Nominating and Corporate Governance Committee held two meetings.

Executive Officers

        The executive officers of the Company, who are elected by the Board of Directors of the Company and serve at its discretion, are as follows:

Name	Age	Position
James T. Sartain	59	President and Chief Executive Officer
Jim W. Moore	57	Executive Vice President and Chief Operating Officer
J. Bryan Baker	47	Senior Vice President and Chief Financial Officer
Terry R. DeWitt	50	Senior Vice President
Joe S. Greak	59	Senior Vice President, Tax Director
James C. Holmes	51	Senior Vice President
Richard J. Vander Woude	53	Senior Vice President, General Counsel and Secretary

        Jim W. Moore was appointed Executive Vice President, Chief Operating Officer and Treasurer of FirstCity on February 1, 2008. Mr. Moore rejoined the Company after spending the past seven years with Santander Consumer USA Inc., formerly known as Drive Financial Services LP, a national subprime auto indirect lender with a managed portfolio exceeding $5 billion. Mr. Moore served in various capacities including Director of Securitizations, Chief Financial Officer, and Treasurer. Mr. Moore had a long-term association with FirstCity as a senior officer prior to the formation of the Drive entity, which resulted as a part of a sale to Bank of Scotland and reorganizations of FirstCity which occurred in 2000 and 2004. Mr. Moore has 38 years of banking and financial services experience.

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

        James C. Holmes has been Senior Vice President responsible for investments and servicing operations in the United States since the Merger. He also served as Treasurer of the Company from the Merger to August 1999 and from June 2000 to February 2008. Prior to the Merger, he served as Senior Vice President and Treasurer of J-Hawk Corporation. From 1988 to 1991, Mr. Holmes was a Vice President of MBank Waco, a national banking association.

        Richard J. Vander Woude has been Senior Vice President and General Counsel of FirstCity since January 1998 and has served as Secretary since June 2000. Prior thereto, Mr. Vander Woude was a director and stockholder in the law firm of Vander Woude & Istre, P.C., Waco, Texas from 1992 through 1997. From 1978 to 1992, Mr. Vander Woude was a director and stockholder of Sheehy, Lovelace & Mayfield, P.C., Waco, Texas.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of Common Stock, to file with reports of their ownership, and any changes in that ownership, with the SEC. Based solely on our review of copies of these reports provided to the Company and written representations from such reporting persons that no other reports were required, the Company believes that, during 2007, our reporting persons complied with all Section 16(a) filing requirements, except as shown in the table below:

Name	Number of late reports	Number of transactions not reported timely	Known failure to file report
Richard E. Bean	1	1	None
Jeffery D. Leu	1	1	None
Dane Fulmer	1	1	None
F. Clayton Miller	1	1	None
C. Ivan Wilson	1	1	None
D. Michael Hunter	1	1	None
Robert E. Garrison II	1	1	None

Code of Business Conduct and Ethics

        The Company has adopted a Code of Business Conduct and Ethics which is applicable to the directors, executive officers and all employees of the Company, including the principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available on our website at www.fcfc.com under the "Investor Relations—Corporate Governance" heading.

Item 11.    Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

        The Compensation Committee of our Board of Directors is responsible for evaluating and developing the compensation policies applicable to our executive officers. The Compensation Committee's charter sets forth the following responsibilities, among others, for the committee:

  •
  Review the compensation philosophy and strategy in regard to achieving the Company's objectives and performance goals and the long-term interests of the Company's stockholders;

  •
  Review annually market and industry data to assess the Company's competitive position with respect to the individual elements of total executive compensation to ensure the attraction, retention and appropriate reward of the Company's executive officers;

  •
  Administer the Company's incentive compensation and stock option and other equity based plans;

  •
  Review annually and make recommendations to the Board with respect to the base salary, incentive compensation, deferred compensation, stock options, performance units and other equity based awards for the President and Chief Executive Officer and all other executive officers.

        In essence, the Compensation Committee's fundamental responsibility is to administer our compensation program for our executive officers and our other officers, which generally include those employees whose job responsibilities and policy-making authority are the broadest and most significant. The Compensation Committee is responsible for ensuring that the Company's compensation policies and practices support the successful recruitment, development, and retention of the executive talent required by the Company to achieve its business objectives. The Committee is made up entirely of independent directors, consistent with the current listing requirements of NASDAQ.

Objectives of our compensation program

        In general, our core business strategy is to acquire, manage, service, and resolve distressed assets and other assets that meet the Company's investment criteria. Our compensation program is designed to attract, motivate and retain employees capable of executing this strategy. Toward this end, the Company provides for competitive base salaries, annual variable performance incentives payable in cash upon the achievement of financial performance goals, and long-term, stock-based incentives that strengthen the mutuality of interests between senior management and the Company's stockholders.

What our program is designed to reward

        Our program is designed to reward performance that contributes to the achievement of the Company's objectives and the implementation of our strategy. It is also designed to reward exceptional organizational and individual performance that supports the Company's core values and is appropriate given the individual's level of responsibility.

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

        Bonuses.    We include a cash bonus as part of our management compensation program because we believe this element of compensation (i) helps focus management on and motivate management to achieve key corporate objectives by rewarding the achievement of these objectives and (ii) is necessary to be competitive from a total remuneration standpoint.

        Stock Option and Award Plans.    The stockholders have approved the FirstCity Financial Corporation 2004 Stock Option and Award Plan and the FirstCity Financial Corporation 2006 Stock Option and Award Plan (the "Stock Option and Award Plans"), the purpose of which are to attract and retain the services of key management and employees of the Company and its subsidiaries and to provide such persons with a proprietary interest in the Company through the granting of equity incentives. We believe that equity incentives:

  •
  motivate participants to promote the superior financial performance of the Company;

  •
  incentivize executives to create stockholder value equal to or in excess of the average industry performance; and

  •
  serve as a retention tool, because the value of equity incentives is recognized in the long-term.

        We have established a policy of awarding stock options each year based on the continuing progress of the Company as well as on individual performance. We have historically only utilized stock option awards, but intend to explore the use of performance shares and restricted shares in addition to stock option awards. The Compensation Committee has discretion to award stock options, nonqualified stock options, restricted stock, performance shares, and other awards, which may be granted singly, in combination, or in tandem.

        Benefits.    We offer a Profit Sharing and 401(k) Plan and a variety of health and welfare programs to all eligible employees, including the named executive officers. Our health and welfare programs include medical, pharmacy, dental, vision, life insurance and accidental death, and disability. We provide full time employees short and long-term disability and basic life insurance at no cost to the employee. In addition, for the President and Chief Executive Officer we pay country club dues and provide a car allowance.

How we determine each element of compensation

        General.    The Compensation Committee engaged A G Ferguson & Associates ("AGF") to consult on compensation matters and to provide data in order to assess our competitive position relative to a peer group of companies with respect to the individual elements of total executive compensation for our named executive officers compared to that of the chief executive officers, chief financial officers and other named executive officers in the peer group. The peer group was comprised of the following 10 public companies in the financial services industry:

Cohen & Steers	MVC Capital
Evercore Partners	NexCen Brands
First Albany Companies	Safeguard Scientifics
Greenhill & Co.	The Hallwood Group
Internet Capital Group	Thomas Weisel Partners

        The review of compensation by AGF indicated that, although our base salaries were competitive, the failure to award bonuses under our 2006 bonus plan had resulted in significant below market total cash pay in 2006. The review by AGF of equity incentive plans indicated that the small size of stock options grants in 2004 and 2005 and lack of grants of stock options or restricted stock in 2006 resulted in significant below market total compensation for the named executive officers.

        In setting 2007 base salary and stock option awards, the Compensation Committee did not benchmark against the peer group. Instead, the Compensation Committee and the Board used the comparative information from the peer group review and other factors set forth below in setting the 2007 base salary and in making the 2007 stock option awards. The determination of 2007 compensation for executive officers was postponed until October 2007 to allow completion of the independent investigation conducted in 2007 and the completion of the review of compensation programs by AGF.

        Salaries.    Salaries for 2007 for each of the Company's executive officers, including its Chief Executive Officer, were determined based upon such officer's level of responsibility, time with the Company, contribution to the Company and individual performance. The evaluation of these factors was subjective, and no fixed, relative weights were assigned thereto. The review of compensation by AGF indicated that, although our base salaries were competitive, the failure to award bonuses under our 2006 bonus plan had resulted in significant below market total cash pay in 2006. In determining its recommended salary adjustments for 2007, the Compensation Committee considered the review and report by AGF, the peer group data and survey information included in the AGF report, a survey of salaries and other compensation of executives in the financial services industry in Austin, Dallas, Houston and Waco, Texas, and the fact that the named executive officers had not received adjustments in base salary since 2004 and did not receive bonuses under the 2006 performance-based bonus plan. On October 11, 2007, we made the following salary adjustments to increase annual base salaries for the named executive officers as follows: James T. Sartain, President and Chief Executive Officer, an increase of $125,000 from $375,000 to $500,000; J. Bryan Baker, Senior Vice President and Chief Financial Officer, an increase of $75,000 from $225,000 to $300,000; Terry R. DeWitt, Senior Vice President, an increase of $25,000 from $275,000 to $300,000; James C. Holmes, Senior Vice President, an increase of $25,000 from $275,000 to $300,000; and Richard J. Vander Woude, Senior Vice President, General Counsel and Secretary, an increase of $30,000 from $285,000 to $315,000. The salary adjustments were made because there had been no adjustments in base salary since 2004, the named executive officers did not receive any performance-based bonuses in 2006 and would not receive any performance-based bonuses in 2007, and were appropriate to address the disparity in the total market compensation paid to the named executive officers from that paid to the named executive officers of the companies in the peer group and in the salary survey reviewed by the Compensation Committee.

        Bonuses.    Bonuses are awarded pursuant to performance-based plans and additional bonuses are awarded when appropriate in recognition of specific accomplishments, although no performance-based bonuses or additional bonuses were awarded for 2007. The performance-based bonus plans are designed to reward our executives for the achievement of shorter-term financial goals, primarily increases in net operating income per diluted share. The performance-based bonus plans establish a pool, based upon the Company's achievement of the selected financial goals, that can be awarded by the Compensation Committee based on individual executive performance. Although each executive officer is eligible to receive an award under a plan, the granting of the awards to any individual or the officers as a group is entirely at the discretion of the Compensation Committee. The Compensation Committee may choose to award the bonus or not, and decide on the actual level of the award in light of all relevant factors after completion of the fiscal year.

        A performance-based bonus plan was not adopted for 2007 due to the delay in considering executive compensation due to the internal investigation during 2007 and upon completion of the investigation, it was apparent that a plan based upon the previous terms would not be achievable, and the Compensation Committee believed that setting a plan over the period remaining in 2007 would not affect performance for 2007.

        Stock Option and Award Plans.    We grant equity incentive awards to our executive officers and key employees based upon prior performance, our estimation of the level of equity incentive compensation necessary to retain their services and our estimation of the level of equity incentive compensation necessary to motivate them to help us attain our long-term goals. There is no set formula for the granting of awards to individual executive officers or employees. We consider the grant of equity incentive awards following the end of each fiscal year after results for the fiscal year are available. We consider awards at other times for new employees or may postpone consideration of awards to a later time in the year if we determine that there are reasons to do so. In 2007, the consideration of equity incentive awards was postponed until the completion of the independent investigation conducted in 2007 and the completion of the review of compensation programs by AGF.

        For 2007, the President and Chief Executive Officer made recommendations to the Compensation Committee regarding stock option awards for the named executive officers and other employees. The President and Chief Executive Officer was not eligible to receive an award of stock options under the terms of the Stock Option and Award Plans because the aggregate fair market value (determined at the time the options were to be granted) of the shares to which incentive stock options were exercisable for the first time by the President and Chief Executive Officer exceeded $100,000. In granting awards to other named executive officers and key employees, we considered the performance of each such individual, taking into account the Company's performance, each individual's contributions thereto and specific accomplishments in each individual's area of responsibility. The Compensation Committee also considered the comparative information provided by AGF and the fact that no stock options were awarded to executive officers in 2006 in determining the award of stock options for 2007. The review by AGF of equity incentive plans indicated that the small size of stock options grants in 2004 and 2005 and lack of grants of stock options or restricted stock in 2006 resulted in significant below market total compensation. On October 11, 2007, we granted options to purchase 8,000 shares of our common stock to each of our named executive officers (except the President and Chief Executive Officer) at an exercise price of $9.85 per share with one-quarter of the options vesting on the first, second, third and fourth anniversaries of October 11, 2007 if the named executive officer is still employed on such dates. The Compensation Committee made these awards to compensate for the small awards in 2004 and 2005, to compensate for the failure to make awards in 2006 and to increase the stake of the named executive officers in the long-term success of the Company. See "Grants of Plan-Based Awards." We believe this vesting schedule will encourage the executives to remain FirstCity employees.

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

Use of External Compensation Advisors

        The Compensation Committee has the authority to retain and terminate independent third party compensation consultants to obtain independent advice and assistance from internal and external legal, accounting and other advisors. In 2007, the Compensation Committee engaged AGF to consult on compensation matters and to provide data in order to assess our competitive position relative to a peer group of companies with respect to the individual elements of total executive compensation for each of our named executive officers compared to that of the chief executive officers, chief financial officers and other named executive officers of a peer group. The work performed by AGF with regard to the Company's executive compensation program was tasked and overseen directly by the Compensation Committee. The Company's management worked with AGF to determine the peer group and to ensure that the information, analysis, and recommendations given to the Compensation Committee provided a thorough and accurate basis for its decisions. In addition, the Company participates in and purchases various compensation surveys and studies, which management uses to analyze compensation for the named executive officers as well as all other employees. This information is also made available to the Compensation Committee. The Company believes that utilizing information from AGF and surveys obtained by management to analyze compensation ensures an objective and well-rounded view of executive compensation practices.

Role of Executive Officers in Determining Executive Compensation

        Recommendations regarding compensation of the Company's executive officers (other than the compensation of the President and Chief Executive Officer), including base salary adjustment, performance-based bonuses, additional bonuses and equity awards, are made by the President and Chief Executive Officer to the Compensation Committee. The Compensation Committee reviews the recommendations of the President and Chief Executive Officer and makes all final decisions regarding the compensation of the President and Chief Executive Officer and the other executive officers. The compensation of the President and Chief Executive Officer and the other executive officers is subject to the review, modification and approval of the Board of Directors, except that (1) the President and Chief Executive Officer does not participate in the review, modification or approval of the recommendations of the Compensation Committee, with respect to his compensation and (2) all reviews, modifications and approvals with respect to awards under the Stock Option and Award Plans are made solely by the Compensation Committee.

        Compensation of the Chief Executive Officer.    The Compensation Committee determines compensation of the President and Chief Executive Officer and makes a recommendation to the Board, which recommendation is subject to the review, modification and approval of the members of the Board, other than the President and Chief Executive Officer. Such recommendations, reviews, modifications and approvals for 2007 were based on the President and Chief Executive Officer's level of responsibility, time with the Company, contributions to the performance of the Company, maintenance of liquidity during the year to ensure the Company was able to continue to make investments and involvement in initiatives to strengthen corporate governance and comply with new regulations.

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

Stock Ownership Policy

        Currently the Company does not have a stock ownership policy and does not have a policy that prohibits employees from hedging their economic exposure with respect to any shares of the Company stock that they might own.

Employment Contracts

        No named executive officer is a party to an employment contract with the Company.

Change of Control Triggers

        As discussed below under "Potential Payments Upon Termination or Change-In-Control," our officers are entitled to certain rights upon a "change in control" of the Company. The events that are deemed to constitute a Change in Control, which are set forth under "Potential Payments Upon Termination or Change-In-Control," were selected because each reflects a circumstance in which a new person or group would be expected to obtain control or effective control over our policies and direction. In those circumstances, the Compensation Committee believes it would be appropriate to provide management the benefit of the awards that have been conveyed prior to such event and to waive the service and other conditions applicable to management's rights to such awards, because such change could reasonably be expected to materially alter our policies and objectives, and/or result in a material change in the composition of management.

COMPENSATION COMMITTEE REPORT

        The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for 2007, as amended, for 2007 and the annual meeting proxy statement on Schedule 14A.

THE COMPENSATION COMMITTEE C. Ivan Wilson, Chairman Dane Fulmer Robert E. Garrison, II D. Michael Hunter F. Clayton Miller

Summary Compensation Table

        The following table sets forth certain information concerning compensation for fiscal years 2007 and 2006 to (1) the Company's Chief Executive Officer, (2) the Company's Chief Financial Officer, and (3) the Company's other three most highly compensated executive officers (collectively, the "Named Executive Officers").

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total Compensation ($)
James T. Sartain, President and Chief Executive Officer	2007 2006	385,417 375,000	— —	— —	16,048 16,048	401,465 391,048
J. Bryan Baker, Senior Vice President and Chief Financial Officer	2007 2006	231,250 225,000	— —	56,442 —	5,040 5,040	292,732 230,040
Terry R. DeWitt, Senior Vice President	2007 2006	277,083 275,000	— —	56,442 —	5,328 5,040	338,853 280,040
James C. Holmes, Senior Vice President	2007 2006	277,083 275,000	— —	56,442 —	5,328 5,040	338,853 280,040
Richard J. Vander Woude, Senior Vice President, General Counsel and Secretary	2007 2006	287,501 285,001	— 50,000	56,442 —	5,328 5,328	349,271 340,329

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to grants of stock options, as determined pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). See Note 10 to the Consolidated Financial Statements in the Original Filing for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123R.

(2)
The total amounts indicated under "All Other Compensation" for 2007 consist of (a) amounts contributed to match a portion of such employee's contributions under a 401(k) plan ("401(k) Match"), (b) excess premiums paid on supplemental life insurance policies ("Supplemental Life"), and (c) personal use of a business vehicle ("Auto"). The following table details the amounts paid during 2007 for each of the categories:

Executive	401(k) Match ($)	Supplemental Life ($)	Auto ($)	Total ($)
James T. Sartain	$4,500	$1,548	$10,000	$16,048
J. Bryan Baker	4,500	540	—	5,040
Terry R. DeWitt	4,500	828	—	5,328
James C. Holmes	4,500	828	—	5,328
Richard J. Vander Woude	4,500	828	—	5,328

Grants of Plan-Based Awards

        The following table provides information on the grants of stock option awards under the Company's 2006 Stock Option and Award Plan to the Named Executive Officers during the fiscal year ended December 31, 2007. The Company did not grant any non-equity or equity incentive plan awards or stock awards to the Name Executive Officers in 2007.

Name	Grant Date	Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)
J. Bryan Baker	10/11/2007	8,000	$9.85	$56,442
Terry R. DeWitt	10/11/2007	8,000	$9.85	$56,442
James C. Holmes	10/11/2007	8,000	$9.85	$56,442
Richard J. Vander Woude	10/11/2007	8,000	$9.85	$56,442

Outstanding Equity Awards at Fiscal Year-End

        The following table provides information on the holdings of stock options by the Named Executive Officers as of December 31, 2007. This table includes unexercised and unvested option awards. Each equity grant is shown separately for each Named Executive Officer. The vesting schedule for each grant is shown following this table, based on the option award grant date.

Number of Shares Underlying Unexercised Options (#)
Name	Option Grant Date			Option Exercise Price ($)		Option Expiration Date
		Exercisable	Unexercisable
James T. Sartain	12/1/2000 12/20/2001 5/13/2004 10/12/2005	50,000 50,000 28,125 5,500	— — 9,375 5,500	$ $ $ $	2.00 3.06 7.25 11.33	12/1/2010 12/20/2009 5/13/2014 10/12/2015
J. Bryan Baker	12/1/2000 12/20/2001 5/13/2004 10/25/2005 10/11/2007	30,000 20,000 11,250 4,000 —	— — 3,750 4,000 8,000	$ $ $ $ $	2.00 3.06 7.25 11.77 9.85	12/1/2010 12/20/2009 5/13/2014 10/25/2015 10/11/2017
Terry R. DeWitt	12/20/2001 5/13/2004 10/25/2005 10/11/2007	25,000 11,250 4,000 —	— 3,750 4,000 8,000	$ $ $ $	3.06 7.25 11.77 9.85	12/20/2009 5/13/2014 10/25/2015 10/11/2017
James C. Holmes	12/20/2001 5/13/2004 10/25/2005 10/11/2007	22,000 11,250 4,000 —	— 3,750 4,000 8,000	$ $ $ $	3.06 7.25 11.77 9.85	12/20/2009 5/13/2014 10/25/2015 10/11/2017
Richard J. Vander Woude	12/1/2000 12/20/2001 5/13/2004 10/25/2005 10/11/2007	25,000 25,000 11,250 4,000 —	— — 3,750 4,000 8,000	$ $ $ $ $	2.00 3.06 7.25 11.77 9.85	12/1/2010 12/20/2009 5/13/2014 10/25/2015 10/11/2017

Grant Date	Vesting Schedule
12/1/2000	25% vests in one year; 25% vests in two years; 25% vests in three years; 25% vests in four years
12/20/2001	50% vests on grant dates; 25% vests in one year; 25% vests in two years
5/13/2004	25% vests in one year; 25% vests in two years; 25% vests in three years; 25% vests in four years
10/12/2005	25% vests in one year; 25% vests in two years; 25% vests in three years; 25% vests in four years
10/25/2005	25% vests in one year; 25% vests in two years; 25% vests in three years; 25% vests in four years
10/11/2007	25% vests in one year; 25% vests in two years; 25% vests in three years; 25% vests in four years

Option Exercises and Stock Vested

        There were no options exercised and no shares of Common Stock acquired upon vesting by the Named Executive Officers during the fiscal year ended December 31, 2007.

Potential Payments Upon Termination or Change-In-Control

        The Named Executive Officers have received stock options under the Company's Stock Option and Award Plans. In the event of a Change in Control (as defined below) under the Stock Option and Award Plans,

  (1)
  all stock options outstanding thereunder will become fully vested and immediately exercisable;

  (2)
  the target payout attainable under all performance shares outstanding thereunder will be deemed to have been fully earned for the entire performance period and, within thirty days of such Change in Control, such performance shares will be paid out in accordance with the terms thereof (provided that, there will not be an accelerated payout with respect to performance shares granted within less than six months prior to the effective date of such Change in Control);

  (3)
  all restrictions on restricted stock outstanding thereunder will lapse and such restricted stock will be delivered to the participant in accordance with the terms thereof (provided that, there will not be an accelerated delivery with respect to restricted stock granted less than six months prior to the effective date of such Change in Control); and

  (4)
  the Compensation Committee may, in its discretion, make any other modifications to any awards thereunder as determined by the Compensation Committee to be deemed appropriate before the effective date of such Change in Control.

        A "Change in Control" is defined as follows:

  (1)
  an acquisition by any person of beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of Common Stock or voting securities of FirstCity entitled to vote generally in the election of directors; provided that, such acquisition would result in such person beneficially owning twenty-five percent or more of Common Stock or twenty-five percent or more of the combined voting power of the Company's voting securities; and provided further that, immediately prior to such acquisition such person was not a direct or indirect beneficial owner of twenty-five percent or more of Common Stock or twenty-five percent or more of the combined voting power of FirstCity's voting securities, as the case may be; or

  (2)
  The approval of FirstCity's stockholders of a reorganization, merger, consolidation, complete liquidation or dissolution of the Company, the sale or disposition of all or substantially all of the assets of the Company or similar corporate transaction or, if consummation of such corporate transaction is subject, at the time of such approval by stockholders, to the consent of any government or governmental agency, the obtaining of such consent (either explicitly or implicitly); or

  (3)
  A change in the composition of the Company's Board such that the individuals who, constitute the Board cease for any reason to constitute at least a majority of the Board; provided that, any individual who becomes a member of the Board whose election, or nomination for election by the Company's stockholders, was approved by at least a majority of those individuals who are members of the Board and who were also members of such incumbent Board (or deemed to be such pursuant to this proviso) shall be considered as though such individual were a member of such incumbent Board; and provided further that, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (within the meaning of Rule 14a-11 of Regulation 14A under the Exchange Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Board shall not be so considered as a member of such incumbent Board.

        The following table summarizes the potential change in control benefits under the Company's Stock Option and Award Plans the Named Executive Officers would have been eligible to receive if such officer was terminated without cause or resigned for good reason in connection with a Change in Control that occurred on December 31, 2007.

Name		Change in Control
James T. Sartain	Stock option acceleration(1)	$60,711
J. Bryan Baker	Stock option acceleration(1)	$92,972
Terry R. DeWitt	Stock option acceleration(1)	$92,972
James C. Holmes	Stock option acceleration(1)	$92,972
Richard J. Vander Woude	Stock option acceleration(1)	$92,972

    (1)
    We valued the stock option vesting acceleration modifications in accordance with the provisions of SFAS 123R.

Pension Benefits

        The Company has no pension plans.

Nonqualified Deferred Compensation

        The Company has no nonqualified defined contribution or other nonqualified deferred compensation plans.

Director Summary Compensation Table

        The following table summarizes compensation of all non-employee directors during the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	Total ($)
Richard E. Bean	128,000	26,286	154,286
C. Ivan Wilson	73,750	26,286	100,036
Dane Fulmer	22,250	26,286	48,536
Robert E. Garrison, II	90,000	26,286	116,286
D. Michael Hunter	22,000	26,286	48,286
Jeffery D. Leu	17,000	—	17,000
F. Clayton Miller	19,500	26,286	45,786

    (1)
    During 2007, directors of the Company who were not employees of the Company or any of its subsidiaries received a retainer of $3,500 per quarter for their services as directors. The Chairman of the Audit Committee received an additional retainer of $750 per quarter. Such directors also received $1,000 plus expenses for each regular and special Board of directors meeting attended, $1,000 ($2,000 for the Chairman) plus expenses for each meeting of any committee of the Board of directors attended, and $1,000 ($2,000 for the Chairman) per each telephonic meeting of the Board of directors or any committee. Furthermore, directors of the Company who serve as members of the Audit Committee received compensation in 2007 for their services related to the independent investigation and remediation plan as follows: Richard E. Bean—$100,000; C. Ivan Wilson—$50,000; and Robert E. Garrison, II—$65,000. Directors who are employees of the Company do not receive directors' fees.

    (2)
    Certain of the non-executive directors were granted options to purchase 5,000 shares of the FirstCity Common Stock for their service as a director during 2007 under the FirstCity Financial Corporation 2006 Stock Option and Award Plan. These amounts are computed in accordance with SFAS 123R. Aggregate number of awards of stock options outstanding at the end of 2007 are as follows: Richard E. Bean—22,500; C. Ivan Wilson—27,500; Dane Fulmer—15,000; Robert E. Garrison, II—15,000; D. Michael Hunter—15,000; Jeffery Leu—5,000; F. Clayton Miller—10,000.

Compensation Committee Interlocks and Insider Participation

        Messrs. Wilson (Chairman), Fulmer, Garrison, Hunter and Miller served as members of the Compensation Committee of the Board of Directors during 2007. No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure pursuant to Item 404 of Regulation S-K during the fiscal year ended December 31, 2007. No interlocking relationship exists between the members of the Board, executive officers or Compensation Committee and the board of directors, executive officers and compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Cumulative Total Stockholder Return

        The following graph compares the cumulative total stockholder return on a share of Common Stock, based on the market price thereof, with

  •
  the NASDAQ Stock Market (US) Index (the "Nasdaq Market Index") prepared for NASDAQ by the Center for Research in Security Prices ("CRSP") and

  •
  the NASDAQ Financial Stocks Index (the "Nasdaq Industry Index") prepared for NASDAQ by CRSP for the period beginning on December 31, 2002 and ending on December 31, 2007. Cumulative total stockholder return is based on an annual total return, which assumes the reinvestment of all dividends for the period shown and assumes that $100 was invested on December 31, 2002 in each of Common Stock, the NASDAQ Market Index and the NASDAQ Industry Index.

        The Company has not declared any dividends during this period. The results shown below are not necessarily indicative of future performance.

	2002	2003	2004	2005	2006	2007
FirstCity	100.00	445.26	735.77	841.61	808.76	593.43
NASDAQ Market Index	100.00	149.52	162.72	166.18	182.57	197.97
NASDAQ Industry Index	100.00	135.25	157.85	161.60	185.81	167.04

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth certain information regarding the Common Stock owned on April 15, 2008 (the "Measurement Date") by (1) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock as of such date, (2) each of the Company's directors, (3) each of the Named Executive Officers and (4) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares of the Common Stock shown in the table are held with sole voting and investment power.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(2)		Percent of Class
	Directors and Executive Officers(1):
Common Stock	James T. Sartain	651,034		6.19%
Common Stock	Richard E. Bean	321,583		3.09%
Common Stock	Dane Fulmer	94,300		*
Common Stock	Robert E. Garrison, II	122,900		1.18%
Common Stock	D. Michael Hunter	48,750		*
Common Stock	Jeffery Leu	5,000	(3)	*
Common Stock	F. Clayton Miller	8,750		*
Common Stock	C. Ivan Wilson	61,770		*
Common Stock	Terry R. DeWitt	198,882		1.91%
Common Stock	James C. Holmes	107,667		1.03%
Common Stock	Richard J. Vander Woude	74,435		*
Common Stock	J. Bryan Baker	70,116		*
Common Stock	All directors and executive officers as a group (13 persons)	1,855,187		17.00%
	Certain Other Beneficial Owners:
Common Stock	Heartland Advisors, Inc. 789 N. Water St. Suite 500 Milwaukee, WI 53202	1,299,211	(4)	12.52%
Common Stock	First Manhattan Co. 437 Madison Avenue New York, NY 10022	987,250	(4)	9.51%
Common Stock	Dimensional Fund Advisors LP 1299 Ocean Avenue Santa Monica, CA 90401	723,903	(4)	6.98%
Common Stock	F&C Asset Management plc. 80 George Street Edinburgh EH2 3BU, United Kingdom	582,697	(4)	5.61%

*
Less than 1%

(1)
The business mailing address of each of such persons (except as otherwise indicated) is P.O. Box 8216, Waco, Texas 76714-8216.

(2)
Includes shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's stock option and award plans as follows: James T. Sartain—143,000; Richard E. Bean—21,250; Dane Fulmer—13,750; Robert E. Garrison, II—13,750; D. Michael Hunter—13,750; Jeffery Leu—5,000; F. Clayton Miller—8,750; C. Ivan Wilson—26,250; Terry R. DeWitt—44,000; James C. Holmes—41,000; Richard J. Vander Woude—69,000; J. Bryan Baker—69,000; all directors and executive officers as a group (13 persons)—537,500.

(3)
Mr. Leu is an officer of certain affiliates of Cargill Incorporated, which, as of the Measurement Date was the record owner of 221,683 shares of Common Stock and may acquire 28,750 shares within 60 days of the Measurement Date upon the exercise of options granted under the Company's stock option and award plans. Mr. Leu disclaims beneficial ownership of such shares and options.

(4)
Based on information contained in statements filed with the SEC by the respective reporting persons. The amounts as to which the beneficial owner has sole voting power, shared voting power, sole investment power, or shared investment power are as follows:

			Voting		Investment
Name
	Schedule	Date	Sole	Shared	Sole	Shared
Heartland Advisors, Inc.	13G/A	12/31/2007	—	1,247,811	—	1,299,211
First Manhattan Co.	13G/A	12/31/2007	34,400	868,680	34,400	952,850
Dimensional Fund Advisors LP	13G/A	12/31/2007	723,903	—	723,903	—
F&C Asset Management plc.	13G	12/31/2007	582,697	—	582,697	—

Equity Compensation Plan Information

        The following table provides information as of December 31, 2007 with respect to the shares of our Common Stock that may be issued under the Company's equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of Shares to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	879,150	$6.67	379,000	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	879,150	$6.67	379,000

(1)
Includes 2,500 issuable option shares of our Common Stock available under our 2004 Stock Option and Award Plan, and 376,500 issuable option shares of our Common Stock available under our 2006 Stock Option and Award Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Director Independence

        As required under the NASDAQ Stock Market listing standards, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by the board of directors. The Board has determined that Messrs. Bean, Fulmer, Garrison, Hunter, Miller and Wilson are independent directors under the NASDAQ Stock Market Rules. Mr. Sartain, the Company's President and Chief Executive Officer, is not an independent director by virtue of his employment with the Company, and Mr. Leu, an executive officer of CVI (an affiliate of Cargill and CFSC Capital Corp.—see below), is not an independent director by virtue of Cargill's relationship with the Company.

Company Policy Regarding Related Party Transactions

        It is our policy that the Audit Committee approve or ratify transactions involving directors, executive officers or principal shareholders, or members of their immediate families or entities controlled by any of them, or in which they have a substantial ownership interest in which the amount involved exceeds $120,000 and that are otherwise reportable under SEC disclosure rules. Management advises the Audit Committee on a regular basis and seeks their approval of any such transaction that is proposed to be entered into or continued.

Transactions and Relationships Involving Our Directors and Executive Officers

        The Company owns equity interests in various purchased asset portfolios through limited partnerships and limited liability companies ("Acquisition Partnerships") in which a corporate affiliate of the Company is the sole general partner or managing member, and the Company and other non-affiliated investors are limited partners or members. Certain directors and executive officers of the Company may also serve as directors and/or executive officers of the general partner or managing member, but receive no additional compensation from or on behalf of such general partner or managing member for serving in such capacity. The Company provides asset servicing to such Acquisition Partnerships pursuant to servicing agreements between the Company and such Acquisition Partnerships. Service fees derived from such affiliates totaled $9.7 million for 2007 and $12.6 million for 2006.

        In April 2007, FirstCity entered into a special situations platform that buys or finances distressed debt and companies, originates junior and senior bridge loans, and executes lower middle market buyouts through its 80% investment in FirstCity Denver Investment Corp. The other 20% interest in FirstCity Denver Investment Corp. is owned by Crestone Capital LLC, a Colorado limited liability company that is owned by Richard W. Horrigan and Stephen C. Schmeltekopf. Mr. Horrigan, President of FirstCity Denver Investment Corp., and Mr. Schmeltekopf, Senior Vice President of FirstCity Denver Investment Corp., are employees of FirstCity Denver Investment Corp. and have employment contracts with FirstCity Denver Investment Corp. Stephen Schmeltekopf is the brother of Andrew Schmeltekopf, Senior Vice President of FirstCity Servicing.

Transactions and Relationships—Other

        FirstCity Servicing Corporation ("FCSC"), an affiliate of the Company, and MCS et Associates ("MCS"), in which FCSC is an 11.89% shareholder as of December 31, 2007, are parties to Consulting, License and Confidentiality Agreements dated June 30, 1999 pursuant to which FCSC provides consultation services and personnel to be employed by MCS to assist in developing and managing due diligence and servicing systems. Pursuant to those agreements, MCS provides the supplied personnel with compensation, tax equalization payments, housing allowances, transportation allowance, and tax preparation. MCS also pays consulting fees to FCSC and reimburses FCSC for travel, hotel, airfare, and meal expenses incurred related to the provision of the services. In 2007 and 2006, FCSC received fees totaling $443,000 and $344,000, respectively, from MCS.

Item 14.    Principal Accounting Fees and Services.

Audit Fees

        The aggregate fees billed for professional services by KPMG LLP ("KPMG") in 2007 and 2006 for these various services were:

	2007	2006
Audit Fees(1)	$1,808,353	$1,673,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$1,808,353	$1,673,000

    (1)
    Audit Fees are fees paid to KPMG for the audit of the Company's annual consolidated financial statements and the financial statements of certain equity investments, review of financial statements included in the Company's Forms 10-Q, and services that are normally provided by KPMG in connection with statutory and regulatory filings. Audit fees also include fees paid to KPMG relating to compliance with Section 404 of the Sarbanes-Oxley Act, which, for companies meeting the SEC definition of an accelerated filer, requires an independent registered public accounting firm to audit the Company's internal controls over financial reporting.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

  1.
  Financial Statements

        Incorporated by reference to FirstCity's Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008.

  2.
  Financial Statement Schedules

        Incorporated by reference to FirstCity's Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008.

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
Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated December 30, 2005 filed with the Commission on December 30, 2005)
10.1	—
Contribution and Assumption Agreement by and between Funding LP and Drive dated as of August 18, 2000. (incorporated herein by reference to Exhibit 10.42 of the Company's Form 8-K dated August 25, 2000, filed with the Commission on September 11, 2000)
10.2	—
Separation Agreement and Release, dated March 31, 2004, by and between G. Stephen Fillip, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-Q dated May 14, 2004)
10.3	—
Consultant Agreement, dated April 1, 2004, by and between FirstCity Servicing Corporation and G. Stephen Fillip (incorporated herein by reference to Exhibit 10.20 of the Company's Form 10-Q dated May 14, 2004)
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
Revolving Credit Agreement, dated August 26, 2005, among FH Partners, L.P., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated September 1, 2005)
10.10	—
Guaranty Agreement, dated August 26, 2005, executed by FirstCity Financial Corporation, FirstCity Commercial Corporation, FirstCity Europe Corporation, FirstCity Holdings Corporation, FirstCity International Corporation, FirstCity Mexico, Inc., and FirstCity Servicing Corporation for the benefit of Bank of Scotland, as agent, and lenders (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated September 1, 2005)
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
21.1*	—	Subsidiaries of the Registrant
23.1*	—	Consent of KPMG LLP
23.2*	—	Consent of KPMG LLP
31.1**	—	Certification of James T. Sartain, Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	—	Certification of J. Bryan Baker, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*
Previously included in FirstCity's Annual Report on Form 10-K for the year ended December 31, 2007, as filed March 17, 2008.

**
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION
By:	/s/ JAMES T. SARTAIN James T. Sartain President and Chief Executive Officer

April 29, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD E. BEAN Richard E. Bean	Chairman of the Board and Director	April 29, 2008
/s/ JAMES T. SARTAIN James T. Sartain	President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2008
/s/ J. BRYAN BAKER J. Bryan Baker	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 29, 2008
/s/ C. IVAN WILSON C. Ivan Wilson	Vice Chairman of the Board and Director	April 29, 2008
/s/ DANE FULMER Dane Fulmer	Director	April 29, 2008
/s/ ROBERT E. GARRISON, II Robert E. Garrison, II	Director	April 29, 2008
/s/ F. CLAY MILLER F. Clay Miller	Director	April 29, 2008