Form 10-K/A
period 2007-12-31
FIRSTCITY FINANCIAL CORP
filed 2008-05-12
CIK 828678

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

        FirstCity Financial Corporation (the "Company") is filing this Amendment No. 2 on Form 10-K/A ("Amendment No. 2 Filing") to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as originally filed with the Securities and Exchange Commission ("SEC") on March 17, 2008 ("Original Filing"), and subsequently amended by Amendment No. 1 on Form 10-K/A as filed with the SEC on April 29, 2008 ("Amendment No. 1 Filing"), for the sole purpose of amending the Company's disclosure under Part III, Item 14 in the Amendment No. 1 Filing, and no other information in the Original Filing, as amended by Amendment No. 1 Filing, is amended hereby. As amended, the aggregate audit fees billed by KPMG LLP in 2007 was $1,575,936.

        Except for the amended information described above, this Amendment No. 2 Filing speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments after the date of the Original Filing. Accordingly, this Amendment No. 2 Filing should be read in conjunction with the Company's filings made with the SEC after the filing of the Original Filing on March 17, 2008.

        In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are filed as exhibits to the Amendment No. 2 Filing under Item 15 of Part IV hereof.

PART III

Item 14.    Principal Accountant Fees and Services.

Audit Fees

        The aggregate fees billed for professional services by KPMG LLP ("KPMG") in 2007 and 2006 for these various services were:

	2007	2006
Audit fees(1)	$1,575,936	$1,673,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$1,575,936	$1,673,000

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

FIRSTCITY FINANCIAL CORPORATION
Date: May 12, 2008	By:	/s/ JAMES T. SARTAIN James T. Sartain President and Chief Executive Officer (Principal Executive Officer)
/s/ J. BRYAN BAKER J. Bryan Baker Senior Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

EXPLANATORY NOTE
PART III
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES