Form 10-Q
period 2008-03-31
FIRSTCITY FINANCIAL CORP
filed 2008-05-12
CIK 828678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The number of shares of common stock, par value $.01 per share, outstanding at May 5, 2008 was 10,360,607.

PART I

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$14,395	$23,546
Portfolio Assets, net	112,593	122,001
Loans receivable - affiliates	5,403	5,447
Loans receivable - SBA held for sale	1,055	133
Loans receivable - SBA held for investment, net	12,988	14,234
Loans receivable - other	5,965	5,995
Equity investments	89,643	87,622
Deferred tax asset, net	20,101	20,101
Service fees receivable ($883 and $785 from affiliates, respectively)	944	842
Servicing assets - SBA loans	729	843
Other assets, net	16,615	17,355
Total Assets	$280,431	$298,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable	$167,579	$177,329
Minority interest	2,609	3,209
Other liabilities	9,391	10,758
Total Liabilities	179,579	191,296
Commitments and contingencies (note 13)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 11,326,937 and 11,326,937, respectively; shares outstanding: 10,481,907 and 10,746,437, respectively)	113	113
Treasury stock, at cost: 845,030 shares and 580,500 shares, respectively	(8,116)	(5,978)
Paid in capital	101,465	101,240
Retained earnings	6,018	9,602
Accumulated other comprehensive income	1,372	1,846
Total Stockholders’ Equity	100,852	106,823
Total Liabilities and Stockholders’ Equity	$280,431	$298,119

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Servicing fees ($2,164 and $2,453 from affiliates, respectively)	$2,200	$2,605
Income from Portfolio Assets	4,935	5,035
Gain on sale of SBA loans held for sale, net	9	281
Interest income from SBA loans	476	308
Interest income from affiliates	150	126
Interest income from loans receivable - other	275	907
Other income	1,459	459
Total revenues	9,504	9,721
Expenses:
Interest and fees on notes payable	3,683	4,251
Salaries and benefits	5,030	3,993
Provision for loan and impairment losses	3,030	326
Occupancy, data processing, property protection and other	3,925	3,933
Total expenses	15,668	12,503
Equity in earnings of investments	2,840	1,826
Loss from continuing operations before income taxes and minority interest	(3,324)	(956)
Income tax expense	(191)	(67)
Minority interest	22	108
Loss from continuing operations	(3,493)	(915)
Discontinued operations
Loss from discontinued operations	(91)	—
Net loss	$(3,584)	$(915)
Basic and diluted loss per common share are as follows:
Loss from continuing operations	$(0.33)	$(0.08)
Discontinued operations	$(0.01)	$—
Net loss to common stockholders	$(0.34)	$(0.08)
Weighted average common shares outstanding	10,584	10,788

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Dollars in thousands)

						Retained	Accumulated
						Earnings	Other	Total
	Common Stock		Treasury Stock		Paid in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Equity

Balances, December 31, 2006	11,316,937	$113	530,300	$(5,571)	$100,562	$7,417	$1,372	$103,893
Exercise of common stock options	10,000	—	—	—	35	—	—	35
Repurchase of common stock	—	—	50,200	(407)	—	—	—	(407)
Additional paid in capital arising from stock option compensation expense	—	—	—	—	643	—	—	643
Comprehensive income:
Net earnings for 2007	—	—	—	—	—	2,185	—	2,185
Translation adjustments	—	—	—	—	—	—	474	474
Total comprehensive income								2,659
Balances, December 31, 2007	11,326,937	$113	580,500	$(5,978)	$101,240	$9,602	$1,846	$106,823
Repurchase of common stock	—	—	264,530	(2,138)	—	—	—	(2,138)
Additional paid in capital arising from stock option compensation expense	—	—	—	—	225	—	—	225
Comprehensive income:
Net loss for the first three months of 2008	—	—	—	—	—	(3,584)	—	(3,584)
Translation adjustments	—	—	—	—	—	—	(474)	(474)
Total comprehensive income								(4,058)
Balances, March 31, 2008 (unaudited)	11,326,937	$113	845,030	$(8,116)	$101,465	$6,018	$1,372	$100,852

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,584)	$(915)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	91	—
Purchase of SBA loans held for sale	—	(18,355)
Net principal payments (advances) on SBA loans held for sale	(1,088)	123
Proceeds from the sale of SBA loans held for sale, net	197	7,102
Purchases of Portfolio Assets	(7,768)	(34,182)
Proceeds applied to principal on Portfolio Assets	19,471	19,698
Income from Portfolio Assets	(4,935)	(5,035)
Capitalized interest and costs on Portfolio Assets and loans receivable	(215)	(284)
Provision for loan and impairment losses	3,030	326
Equity in earnings of investments	(2,840)	(1,826)
Gain on sale of SBA loans held for sale, net	(9)	(281)
Depreciation and amortization	892	707
Net premium amortization of loans receivable	(131)	(69)
Stock-based compensation expense related to stock options	225	180
Increase in service fees receivable	(102)	(136)
Decrease (increase) in other assets	560	(8,205)
Increase (decrease) in other liabilities	(2,134)	5,877
Net cash provided by (used in) operating activities	1,660	(35,275)
Cash flows from investing activities:
Purchases of property and equipment, net	(346)	(214)
Net principal collections (advances) on loans receivable	498	(3,674)
Purchases of SBA loans held for investment	—	(17,407)
Net principal collections on SBA loans held for investment	1,249	804
Contributions to Acquisition Partnerships and Servicing Entities	(2,203)	(7,552)
Distributions from Acquisition Partnerships and Servicing Entities	5,346	13,577
Net cash provided by (used in) investing activities	4,544	(14,466)
Cash flows from financing activities:
Borrowings under notes payable	16,923	81,547
Principal payments of notes payable, net	(29,806)	(32,605)
Payments of debt issuance costs and loan fees	(330)	(469)
Repurchase of common stock	(2,138)	—
Proceeds from issuance of common stock	—	18
Net cash provided by (used in) financing activities	(15,351)	48,491
Net cash used in continuing operations	(9,147)	(1,250)
Cash flows from discontinued operations:
Net cash used in operating activities	(4)	(11)
Net cash used in discontinued operations	(4)	(11)
Net decrease in cash and cash equivalents	(9,151)	(1,261)
Cash and cash equivalents, beginning of period	23,546	18,472
Cash and cash equivalents, end of period	$14,395	$17,211
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,277	$3,404
Income taxes, net of refunds received	14	18

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Dollars in thousands, except per share data)

(Unaudited)

(1)  Basis of Presentation and Summary of Significant Accounting Policies

The Company

FirstCity Financial Corporation and subsidiaries (the “Company” or “FirstCity”) is a financial services company with offices throughout the United States and Mexico, and a presence in France, Germany, Brazil, Argentina and Chile. At March 31, 2008, the Company was engaged in one principal reportable segment – Portfolio Asset acquisition and resolution. The portfolio asset acquisition and resolution business involves (i) acquiring portfolios of loans, real estate and other assets or single assets, and investments in similar assets (collectively referred to as “Portfolios” or “Portfolio Assets”) generally at a discount to their legal principal balance or appraised value, and servicing and resolving such Portfolios in an effort to maximize the present value of the ultimate cash recoveries. The Company also invests in special situations and restructuring arrangements such as acquiring or financing distressed debt and businesses, originating junior- and senior-bridge loans, and executing lower middle-market buyouts.

Basis of Presentation

The unaudited consolidated financial statements of FirstCity reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at March 31, 2008, its results of operations for the three month periods ended March 31, 2008 and 2007 and cash flows for the three month periods ended March 31, 2008 and 2007.  Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K, as amended. Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to current consolidated financial statement presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include (i) the estimation of future collections on purchased Portfolio Assets used in the calculation of income from Portfolio Assets, (ii) interest rate environments, (iii) valuation of the deferred tax asset, (iv) prepayment speeds and valuation of servicing assets, (v) valuation of loans receivable (including loans receivable held in securitization trusts); and (vi) income tax uncertainties. Actual results could differ materially from those estimates.

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to current consolidated financial statement presentation. In all reporting prior to December 31, 2007, FirstCity reported payments of debt issuance costs and loan fees in cash flows from operating activities on the Consolidated Statements of Cash Flows. The Company is now reporting these items in cash flows from financing activities. Prior period amounts reported on the Consolidated Statements of Cash Flows have been adjusted to conform to this treatment which is required under generally accepted accounting principles. The total amount reclassified was $469 for the three month period ended March 31, 2007. Management believes that the changes in the Consolidated Statement of Cash Flows for the three month period ended March 31, 2007 are immaterial relative to the financial statements taken as a whole.  This reclassification has the following impact on the financial statements:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Three Months Ended
March 31,
2007

Statement of Cash Flows:
Cash flows from operating activities (as reported)	$(35,744)
Impact of reclassification on payments of debt issuance costs and loan fees	469
Cash flows from operating activities (as corrected)	$(35,275)

Cash flows from financing activities (as reported)	$48,960
Impact of reclassification on payments of debt issuance costs and loan fees	(469)
Cash flows from financing activities (as corrected)	$48,491

(2)  Recently Issued and Recently Adopted Accounting Standards

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (“SFAS 160”). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as “minority interests”) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. Both SFAS 141R and SFAS 160 are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its financial condition and results of operations.

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides entities an opportunity to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 is optional and, if adopted, would be effective for the Company’s 2008 fiscal year. The Company elected not to adopt SFAS 159; thus, SFAS 159 did not impact the Company’s financial condition, results of operations and cash flows, or financial statement footnote disclosures.

Recently Adopted Accounting Standards

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The adoption of SFAS 157 did not have any effect on our financial statements at the date of adoption. For additional information, refer to Note 12 of the Consolidated Financial Statements.

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company will be required to apply SFAS 157, effective January 1, 2009, to non-financial assets and liabilities that qualified for the deferral.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

(3)  Discontinued Operations

Discontinued operations are comprised of two components previously reported as the Company’s residential and commercial mortgage banking business (“Mortgage”) and the consumer lending business conducted through the Company’s minority interest investment in Drive Financial Services LP (“Consumer”). In the first quarter of 2008, the Company recorded a provision of $87 related to the discontinued Mortgage operations. There was no income or loss from discontinued operations in the first three months of 2007. At March 31, 2008 and December 31, 2007, liabilities from discontinued Consumer operations of $677 and $568, respectively, which consists of state income taxes payable, were included in other liabilities.

(4)  Portfolio Assets

Portfolio Assets are summarized as follows:

	March 31, 2008	December 31, 2007
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$3,922	$4,177
Performing Portfolio Assets	1,089	1,266
Loans Acquired After 2004
Loans acquired with credit deterioration	91,208	97,630
Loans acquired with no credit deterioration	3,142	3,871
Outstanding balance	99,361	106,944
Allowance for loan losses	(4,413)	(1,723)
Carrying amount of loans, net of allowance	94,948	105,221

Real Estate Portfolios	15,729	14,832
Other	1,916	1,948
Portfolio Assets, net	$112,593	$122,001

In the first quarter of 2008, the Company discontinued using the income recognition model under AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”) for previously-purchased non-performing loan portfolios in Mexico. Recognition of income under SOP 03-3 is dependent on management having the ability to develop reasonable expectations as to both the timing and amount of cash flows to be collected. In the event management cannot develop a reasonable expectation of the timing and amount of cash flows expected to be collected, SOP 03-3 permits the use of the cost-recovery accounting model. Due to uncertainties related to the legal and economic environment in Mexico, management determined that it no longer has the ability to develop a reasonable expectation of the timing of cash flows to be collected, and as of January 1, 2008, began accounting for its non-performing loan portfolios in Mexico under the cost-recovery accounting model – which requires collections received to be applied first against the recorded amount of the loan or pool. When the carrying amount of the loan or pool has been reduced to zero, any additional amounts received are recognized as income. The Company evaluates at the balance sheet date if the remaining amount that is probable of collection is less than the carrying value, and if so, recognizes an impairment. For subsequent increases in the actual cash flows or cash flows expected to be collected, management will reverse any existing valuation allowance for that loan or pool. At March 31, 2008, the Company’s carrying amount of non-performing loans in Mexico accounted for using the cost-recovery model in the caption “Loans Acquired After 2004 – Loans acquired with credit deterioration” in the table above approximated $6.2 million. The Company did not acquire any loans in Mexico with credit deterioration in the first quarter of 2008 that are within the scope of SOP 03-3.

Income from Portfolio Assets is summarized as follows:

	Three Months Ended
	March 31,
	2008	2007
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$180	$742
Performing Portfolio Assets	106	349
Loans Acquired After 2004
Loans acquired with credit deterioration	3,553	3,066
Loans acquired with no credit deterioration	112	492
Real Estate Portfolios	929	328
Other	55	58
Income from Portfolio Assets	$4,935	$5,035

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Portfolio Assets are pledged to secure notes payable that are generally non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.  See Note 2 to the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC” or “Commission”) on March 17, 2008 for a description of the Revolving Credit Agreement between FH Partners LLC, an indirect wholly-owned affiliate of FirstCity, and Bank of Scotland, which is guaranteed by FirstCity and the primary wholly-owned subsidiaries of FirstCity.

The Company recorded a provision for loan and impairment losses on Portfolio Assets of approximately $2,906 for the three month period ended March 31, 2008, which is comprised of a $194 impairment charge on real estate portfolios and a $2,712 allowance for loan losses, net of recoveries.  For the three month period ended March 31, 2007, the Company recorded a provision for loan and impairment losses on Portfolio Assets of $326, which is comprised of a $92 impairment charge on real estate portfolios and a $234 allowance for loan losses.

The changes in the allowance for loan losses on Portfolio Assets are as follows:

	Three Months Ended
	March 31,
	2008	2007
Beginning Balance	$(1,723)	$(333)
Provisions	(2,867)	(234)
Recoveries	155	—
Charge Offs	22	—
Ending Balance	$(4,413)	$(567)

Changes in accretable yield for loans acquired after 2004 with evidence of credit deterioration are as follows:

	Three Months Ended
	March 31,
	2008	2007
Beginning Balance	$35,951	$32,339
Additions	3,315	1,269
Accretion	(3,258)	(2,714)
Reclassification from (to) nonaccretable difference	(3,838)	5,165
Disposals	(1,194)	(352)
Translation adjustments	342	(37)
Ending Balance	$31,318	$35,670

Loans acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Three Months Ended
	March 31,
	2008	2007
Face value at acquisition	$9,852	$34,897
Cash flows expected to be collected at acquisition	10,135	30,122
Basis in acquired loans at acquisition	6,820	28,853

(5)  Loans Receivable

Loans receivable – affiliates

Loans receivable – affiliates, which are designated by management as held for investment, are summarized as follows:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

	March 31,	December 31,
	2008	2007
Outstanding balance	$4,827	$4,967
Capitalized costs	576	480
Carrying amount of loans, net	$5,403	$5,447

The summary of activity in loans receivable – affiliates is as follows:

	Three Months Ended
	March 31,
	2008	2007
Beginning Balance	$5,447	$4,755
Advances	—	350
Payments received	(468)	(322)
Capitalized origination costs	96	65
Foreign exchange gains	328	28
Ending Balance	$5,403	$4,876

Loans receivable – affiliates represent advances to Acquisition Partnerships and other affiliated entities to acquire portfolios of performing and nonperforming commercial and consumer loans and other assets. The loans are reported at their outstanding principal balances adjusted for net deferred loan origination and other capitalized costs and the allowance for loan losses.  Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding.  Loan origination fees and direct costs are amortized as level yield adjustments over the respective loan terms.  Unamortized net fees or costs are recognized upon early repayment of the loans.  Loans receivable – affiliates are generally secured by the underlying collateral of the individual notes within the portfolios that were acquired with the loan proceeds, which is generally real estate and foreclosed properties. They are evaluated for impairment by analyzing the expected future cash flows from the underlying assets within each pool to determine that the cash flows are sufficient to repay these notes. The Company applies the asset valuation methodology consistently in all venues and uses the same proprietary asset management system to evaluate impairment on all asset pools. The results of this evaluation indicated that cash flows from the pools will be sufficient to repay the loans and no allowances for impairment are necessary. The Company recorded no provisions for impairment on loans receivable – affiliates for the three months ended March 31, 2008 and 2007.

Loans receivable – SBA held for sale

Loans receivable – SBA held for sale are summarized as follows:

	March 31,	December 31,
	2008	2007
Outstanding balance	$1,035	$133
Premiums	20	—
Carrying amount of loans, net	$1,055	$133

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Changes in loans receivable – SBA held for sale are as follows:

	Three Months Ended
	March 31,
	2008	2007
Beginning Balance	$133	$—
Purchases of loans	—	18,355
Originations and advances of loans	1,090	64
Payments received	(2)	(187)
Capitalized costs	19	—
Loans sold	(185)	(6,560)
Premium amortization, net	—	(188)
Ending Balance	$1,055	$11,484

Loans receivable – SBA held for sale represent U.S. Small Business Administration (“SBA”) loans acquired by the Company in February 2007 and SBA loan originations and advances made since such time.  SBA loans held for sale represent the guaranteed portions of the loans, and are reflected at the lower of aggregate cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale. The Company generally sells the guaranteed portion of each loan to a third party and retains the servicing rights. The difference between the proceeds received and the allocated carrying value of the loans sold are recognized as net gains on sales of loans.  The non-guaranteed portion is generally held in the portfolio and classified as held for investment.  The Company recorded no write-downs of SBA loans held for sale below their cost for the three months ended March 31, 2008 and 2007.

Loans receivable – SBA held for investment, net

Loans receivable – SBA held for investment are summarized as follows:

	March 31,	December 31,
	2008	2007
Outstanding balance	$14,311	$15,727
Allowance for loan losses	(123)	(151)
Discounts, net	(1,211)	(1,346)
Capitalized costs	11	4
Carrying amount of loans, net	$12,988	$14,234

Changes in loans receivable – SBA held for investment are as follows:

	Three Months Ended
	March 31,
	2008	2007
Beginning Balance	$14,234	$—
Purchases of loans	—	17,406
Originations and advances of loans	363	22
Payments received	(1,614)	(825)
Capitalized costs	7	—
Provision for SBA loan losses, net	28	—
Discount accretion, net	135	(65)
Charge offs	(165)	—
Ending Balance	$12,988	$16,538

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Loans receivable – SBA held for investment represent SBA loans acquired by the Company in February 2007 and SBA loan originations and advances made since such time. SBA loans held for investment are reported at their outstanding principal balances adjusted for unearned discounts, net deferred loan origination costs and the allowance for loan losses. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs as well as premiums and discounts are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. SBA loans held for investment are generally secured by the borrowing entities’ assets such as accounts, property and equipment, and other assets. The loans are evaluated for impairment based upon performance of the loans and other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the impairment. The adequacy of the allowance for loan losses is reviewed by management on a regular basis and adjustments, if necessary, are reflected in operations during the periods in which they become known. Considerations in this evaluation include past and current loss experience, risks inherent in the current portfolio, and evaluation of commercial and real estate collateral as well as current economic conditions.

Changes in the allowance for loan losses related to loans receivable – SBA held for investment are as follows:

	Three Months Ended
	March 31,
	2008	2007
Beginning Balance	$(151)	$—
Provisions	(124)	—
Recoveries	2	—
Charge Offs	150	—
Ending Balance	$(123)	$—

Loans receivable – other

Loans receivable – other, which are designated by management as held for investment, are summarized as follows:

	March 31,	December 31,
	2008	2007
Outstanding balance	$5,465	$5,502
Discounts, net	(26)	(24)
Capitalized costs	526	517
Carrying amount of loans, net	$5,965	$5,995

Changes in loans receivable – other are as follows:

	Three Months Ended
	March 31,
	2008	2007
Beginning Balance	$5,995	$23,991
Advances	(8)	3,646
Payments received	(23)	—
Capitalized costs	9	234
Discount accretion, net	6	61
Foreign exchange gains (losses)	(14)	24
Ending Balance	$5,965	$27,956

Loans receivable – other include loans made to non-affiliated entities and are secured by the borrowing entities’ assets such as accounts receivable, inventory, property and equipment, and other assets. Interest is accrued when earned in accordance with the contractual terms of the loans. The loans are reported at their outstanding principal balances adjusted for unearned discounts, loan

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

origination fees, and the allowance for loan losses. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding.  Loan origination fees and direct costs are amortized as level-yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Management evaluates these loans for impairment by analyzing the present value of the expected future cash flows from the borrowing entity discounted for the loans’ risk-adjusted rates, and the values of the underlying collateral to determine whether the Company expects to ultimately collect all contractual principal and interest. The results of this evaluation indicated that projected cash flows and underlying collateral are sufficient to repay the loans and no allowances for impairment were necessary. The Company recorded no provisions for impairment on loans receivable – other for the three months ended March 31, 2008 and 2007.

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

Condensed Combined Balance Sheets

	March 31,	December 31,
	2008	2007
Assets	$478,610	$457,490
Liabilities	$154,911	$141,430
Net equity	323,699	316,060
	$478,610	$457,490

Equity investment in Acquisition Partnerships	$76,490	$76,078
Equity investment in servicing entities	13,153	11,544
	$89,643	$87,622

Condensed Combined Summary of Operations

	Three Months Ended
	March 31,
	2008	2007
Income from Portfolio Assets	$24,291	$22,740
Other income	329	548
Revenues	24,620	23,288
Interest expense	1,876	3,007
Average cost (annualized)	5.38%	13.46%
Service fees	4,948	4,721
Provision for loan and impairment losses	5,358	6,561
Other operating costs	5,816	4,168
Foreign currency (gains) losses	(2,945)	265
Income tax and other taxes	1,032	34
Expenses	16,085	18,756
Equity in earnings of investments	777	57
Net earnings	$9,312	$4,589

Equity in earnings of Acquisition Partnerships	$2,321	$1,781
Equity in earnings of servicing entities	519	45
	$2,840	$1,826

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

In the first quarter of 2008, the Company discontinued using the income recognition model under SOP 03-3 for previously-purchased non-performing loan portfolios in Mexico (refer to Note 4 for a detailed discussion). In accordance with SOP 03-3, the Acquisition Partnerships now account for their non-performing loan portfolios in Mexico under the cost-recovery model – which requires collections received to be applied first against the recorded amount of the loan or pool. At March 31, 2008, the Acquisition Partnerships’ carrying amount of non-performing loans in Mexico accounted for using the cost-recovery model in the caption “Assets” in the “Condensed Combined Balance Sheets” table above approximated $156.0 million. The Acquisition Partnerships did not acquire any loans in Mexico with credit deterioration in the first quarter of 2008 that are within the scope of SOP 03-3.

The assets and equity of the Acquisition Partnerships and equity investments in the Acquisition Partnerships are summarized by geographic region below. The WAMCO Partnerships represent limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.

	March 31,	December 31,
	2008	2007
Assets:
Domestic:
WAMCO Partnerships	$75,544	$87,086
Other	7,625	7,758
Latin America	238,041	200,780
Europe:
P.R.L. Developpement, SAS	24,111	21,794
Other	133,289	140,072
	$478,610	$457,490

	March 31,	December 31,
	2008	2007
Equity:
Domestic:
WAMCO Partnerships	$39,478	$44,309
Other	4,294	4,237
Latin America	182,492	168,108
Europe:
P.R.L. Developpement, SAS	22,430	19,728
Other	75,005	79,678
	$323,699	$316,060
Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$19,663	$22,065
Other	2,052	2,064
Latin America	23,572	21,555
Europe:
P.R.L. Developpement, SAS	10,261	9,085
Other	20,942	21,309
	$76,490	$76,078

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings (loss) of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Domestic:
WAMCO Partnerships	$2,921	$4,352
Other	194	245
Latin America	11,231	9,312
Europe:
P.R.L. Developpement, SAS	297	504
Other	9,977	8,875
	$24,620	$23,288

Net earnings (loss):
Domestic:
WAMCO Partnerships	$794	$599
Other	(241)	(20)
Latin America	2,983	(1,638)
Europe:
P.R.L. Developpement, SAS	1,178	512
Other	4,598	5,136
	$9,312	$4,589
Equity in earnings (loss) of Acquisition
Partnerships:
Domestic:
WAMCO Partnerships	$380	$269
Other	(114)	(18)
Latin America	369	(10)
Europe:
P.R.L. Developpement, SAS	487	223
Other	1,199	1,317
	$2,321	$1,781

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Combining statements of operations for the WAMCO Partnerships follow. WAMCO 30 is considered to be a significant subsidiary of FirstCity.

Three Months Ended March 31, 2008

	WAMCO	Other
	30	Partnerships	Combined
Income from Portfolio Assets	$1,543	$1,368	$2,911
Other income, net	9	1	10
Revenues	1,552	1,369	2,921
Interest and fees on notes payable	(473)	(58)	(531)
Provision for loan and impairment losses	(223)	(400)	(623)
Servicing fees — affiliate	(114)	(310)	(424)
General, administrative and operating expenses	(473)	(76)	(549)
Expenses	(1,283)	(844)	(2,127)
Net earnings	$269	$525	$794

Three Months Ended March 31, 2007

	WAMCO	Other
	30	Partnerships	Combined
Income from Portfolio Assets	$3,294	$1,013	$4,307
Other income, net	43	2	45
Revenues	3,337	1,015	4,352
Interest and fees on notes payable	(700)	(132)	(832)
Provision for loan and impairment losses	(1,064)	(415)	(1,479)
Servicing fees — affiliate	(344)	(212)	(556)
General, administrative and operating expenses	(686)	(200)	(886)
Expenses	(2,794)	(959)	(3,753)
Net earnings	$543	$56	$599

At March 31, 2008, the Company had $41.5 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt.

Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was ($2.4) million for the three months ended March 31, 2008 and $213 for the same period in 2007.

(7)  Servicing Assets – SBA Loans

In accordance with SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), servicing rights purchased or resulting from the sale of loans are initially recognized at fair value at the date of acquisition or transfer. Subsequent to the date of purchase or sale, the Company elected to measure the carrying value of the servicing assets by using the amortization method — which amortizes the servicing assets in proportion to and over the period of estimated net servicing income, and evaluates servicing assets for impairment based on fair value at each reporting date. The Company evaluates the possible impairment of servicing assets based on the difference between the carrying amount and current fair value of the servicing assets. Impairment is charged to servicing fees in the period recognized.

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

Changes in the Company’s amortized servicing assets are as follows:

	Three Months Ended
	March 31,
	2008	2007
Beginning Balance	$885	$—
Servicing Assets capitalized	2	869
Servicing Assets amortized	(48)	(15)
Ending Balance	$839	$854

Reserve for impairment of servicing assets:
Beginning Balance	$(42)	$—
Impairments	(68)	(39)
Recoveries	—	—
Charge Offs	—	—
Ending Balance	$(110)	$(39)

Ending Balance (net of reserve)	$729	$815

Fair value of amortized servicing assets:
Beginning balance	$843	$—
Ending balance	729	815

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

(8)  Segment Reporting

The Company is engaged in one reportable segment - Portfolio Asset acquisition and resolution.  The following is a summary of results of operations for the Portfolio Asset acquisition and resolution segment and reconciliation to losses from continuing operations for the three months ended March 31, 2008 and 2007.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

	Three Months Ended
	March 31,
	2008	2007
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$2,200	$2,605
Income from Portfolio Assets	4,935	5,035
Gain on sale of SBA loans held for sale, net	9	281
Interest income from SBA loans	476	308
Interest income from affiliates	150	126
Interest income from loans receivable - other	275	907
Other	1,276	330
Total	9,321	9,592
Expenses:
Interest and fees on notes payable	3,683	4,251
Salaries and benefits	3,961	3,114
Provision for loan and impairment losses	3,030	326
Occupancy, data processing, property protection and other	3,232	1,992
Minority interest	(22)	(108)
Total	13,884	9,575
Equity in earnings of investments	2,840	1,826
Operating contribution before direct taxes	$(1,723)	$1,843
Operating contribution, net of direct taxes	$(1,800)	$1,870

Corporate Overhead:
Salaries and benefits, occupancy, professional and other income and expenses, net	1,693	2,785
Losses from continuing operations	$(3,493)	$(915)

Revenues and equity in earnings of investments from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended
	March 31,
	2008	2007
Domestic	$6,718	$6,967
Latin America	3,035	2,532
Europe	2,395	1,830
Other	13	89
Total	$12,161	$11,418

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Total assets for the Portfolio Asset acquisition and resolution segment and a reconciliation to total assets are as follows:

	March 31,	December 31,
	2008	2007

Cash	$14,395	$23,546
Portfolio acquisition and resolution assets:
Domestic	151,443	163,078
Latin America	36,054	33,450
Europe	48,341	46,701
Other	337	371
Deferred tax asset, net	20,101	20,101
Other non-earning assets, net	9,760	10,872
Total assets	$280,431	$298,119

(9)  Earnings (Loss) per Common Share

Basic net earnings (loss) per common share calculations are based upon the weighted average number of common shares outstanding during the period. The dilutive effect of common share equivalents is included in the calculation of diluted earnings (loss) per share only when the effect of their inclusion would be dilutive. The calculations of basic and dilutive earnings (loss) per share were determined as follows:

	Three Months Ended
	March 31,
	2008	2007

Loss from continuing operations	$(3,493)	$(915)
Loss from discontinued operations	(91)	—
Net loss available to common shareholders	$(3,584)	$(915)

Weighted average outstanding shares of common stock (in thousands)	10,584	10,788

Loss from continuing operations per share: Basic and diluted	$(0.33)	$(0.08)
Loss from discontinued operations per share: Basic and diluted	(0.01)	—
Loss per share: Basic and diluted	$(0.34)	$(0.08)

Anti-dilutive shares excluded from above:
Warrants	300	334
Employee stock options	246	309

(10)  Stock-Based Compensation

The impact on the results of operations of recording stock-based compensation for the three month periods ended March 31, 2008 and 2007 was as follows:

	Three Months Ended
	March 31,
	2008	2007
Amount of compensation cost recognized in expenses	$225	$180
Tax benefit recognized in income	$—	$—
Amount capitalized as part of an asset	$—	$—

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

A summary of stock option activity as of March 31, 2008 and changes during the period then ended is presented below:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at January 1, 2008	879,150	$6.67
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2008	879,150	$6.67	5.85	$2,151
Exercisable at March 31, 2008	646,950	$5.64	4.91	$2,106

The total intrinsic value of stock options exercised during the three month periods ended March 31, 2008 and 2007 was $-0- and $9, respectively. As of March 31, 2008, there was approximately $1.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted average period of 2.6 years.

A summary of the status and changes of FirstCity’s nonvested shares as of March 31, 2008, and changes during the three months ended March 31, 2008 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2008	240,950	$6.89
Granted	—	$—
Vested	(8,750)	$5.26
Forfeited	—	$—
Nonvested at March 31, 2008	232,200	$6.95

(11)  Income Taxes

Federal income taxes are provided at a 35% rate. The Company has substantial net operating loss carryforwards for federal income tax purposes (“NOLs”), which can be used to offset the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs by recording the benefit as an asset and then establishing a valuation allowance to value the net deferred tax asset at a level, which more likely than not, will be realized. Realization of the deferred tax asset is determined based on management’s expectation of generating sufficient taxable income in a look forward period over the next four years. The ultimate realization of the resulting net deferred tax asset is dependent upon generating sufficient taxable income from continuing operations prior to the expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the recorded deferred tax asset, net of the allowance, will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income during the carryforward period change. The ability of the Company to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

On October 1, 2007 the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or “Flat Tax”) in Mexico was published. The Flat Tax law was effective on January 1, 2008 and replaces the existing asset-based tax. The Flat Tax applies to a different tax base than the income tax and will be paid if the Flat Tax exceeds the income tax computed under existing law. In accordance with SFAS 109, Accounting for Income Taxes, the effects of the Flat Tax should be reflected in the consolidated financial statements. The Flat Tax has no impact on the Company’s deferred tax assets recognized as of March 31, 2008.

Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company generally recognized the effect of income tax positions only if such positions were probable of being sustained. Under FIN 48, income tax benefits are recognized and measured based upon a two-step model: (1) a tax position must be more-likely-than-not to be sustained based solely on its technical merits in order to be recognized; and (2) the benefit is measured as the largest dollar amount of that position that is more-likely-than-not to be sustained upon settlement. The difference between the benefit recognized for a position in accordance with this FIN 48 model and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (“UTB”).

The gross amount of UTBs on uncertain tax positions as of March 31, 2008 totaled $577, which if recognized, would impact the Company’s effective income tax rate. A reconciliation of UTBs for the first quarter of 2008 follows:

2008
Balance at January 1, 2008	$579
Additions based on tax positions related to the current year	—
Payments and settlements	(2)
Balance at March 31, 2008	$577

Over the next twelve months, due to the expiration of the statute of limitations related to certain UTBs, the Company anticipates that it is reasonably possibly that the amount of UTBs could be reduced by approximately $228, which would impact the Company’s effective tax rate. The Company records interest and penalties related to income tax uncertainties in the provision for income taxes. At March 31, 2008, interest and penalties of $167 are included in “Other liabilities” as income taxes payable.

In a letter dated March 26, 2008, the Internal Revenue Service notified FirstCity of the completion of its examination on the Company’s 2004 federal income tax return. The examination results were that no changes were made to FirstCity’s original tax return as filed. FirstCity currently files tax returns in approximately 35 states and is currently being examined in three states for the year 2004.  Tax year 1990 and subsequent years are open to federal examination, and tax year 2003 and subsequent years are open to state examination.

(12)  Fair Value

Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which describes three levels of inputs that may be used to measure fair value:

•                  Level 1 – Valuations are based upon quoted prices in active exchange markets involving identical assets and liabilities.

•                  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar instruments in active markets; quoted prices and valuations for identical or similar instruments in markets that are not active; and model-based valuation techniques with significant assumptions and inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•                  Level 3 – Valuations are derived from model-based techniques that use inputs and significant assumptions that are supported by little or no observable market data. Valuation techniques include the use of pricing models, discounted cash flow models and similar methodologies.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

At March 31, 2008, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. However, the Company is required to measure certain financial assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value generally result from write-downs of individual assets as a result of impairment or application of lower-of-cost-or-fair value accounting. For assets measured at fair value on a non-recurring basis and carried at fair value on the balance sheet at March 31, 2008, the following table provides the level of valuation assumptions used to determine the fair value of the related individual assets or portfolios at quarter end:

					Total Losses in
	Carrying Value at March 31, 2008				Quarter Ended
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	March 31, 2008
Portfolio Assets - loans (1)	$2,489	$—	$—	$2,489	$(497)
SBA loans held for investment (1)	100	—	—	100	(124)
Servicing assets - SBA loans	578	—	—	578	(68)
					$(689)

(1)          Represents the carrying value of impaired loans that were measured for impairment using the estimated fair value of the collateral for collateral-dependent loans. The carrying value of loans fully charged-off is zero.

The carrying value and related write-downs of “Portfolio Assets – loans” and “SBA loans held for investment” in the table above are based on collateral valuations using multiple valuation approaches that are derived from observable and unobservable inputs, adjusted for various considerations such as market conditions, economic and competitive environment, and other assets with similar characteristics (i.e. industry, geography, etc.) that, in management’s opinion, reflect elements a marketplace participant would consider. The Company classifies its fair value measurement techniques for Portfolio Assets and SBA loans as Level 3 inputs for the following reasons: (1) distressed asset acquisitions generally occur in inactive markets for which observable market prices are not readily available (i.e. price quotations vary substantially over time and among market-makers, and pricing information is generally not released to the public); and (2) the Company’s valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data.

The carrying value and related write-downs of “Servicing assets – SBA loans” in the table above are based on fair value measurements derived from the Company’s discounted cash flow model. This model estimates fair value of the servicing assets using predominant risk characteristics of servicing assets such as discount rate, prepayment speed, weighted average life of the underlying loans, and the interest rates of the underlying loans. The Company classifies its fair value measurement techniques for servicing assets as Level 3 inputs since the Company’s valuation techniques that are most-significant to the fair value measurements are derived from internally-developed models that are driven by assumptions and inputs that are corroborated by little or no observable market data.

Under SFAS 157, we attempt to base our fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs, when reasonably available and without undue cost, and minimize the use of unobservable inputs when developing fair value measurements in accordance with the fair value hierarchy in SFAS 157. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based principally on our own estimates and assumptions, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset, and other such factors. Additionally, there may be inherent weaknesses in any model-driven valuation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

(13)  Commitments and Contingencies

Indemnification Obligation Commitments

On September 21, 2004, FirstCity, FirstCity Consumer Corporation (“Consumer Corp.”), FirstCity Funding LP (“Funding LP”) and FirstCity Funding GP (“Funding GP”) entered into the a Securities Purchase Agreement to sell a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA-GP, IFA-LP and MG-LP (the “2004 Securities Purchase Agreement”). In the 2004 Securities Purchase Agreement, FirstCity, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) their power and authority to enter into the 2004 Securities Purchase Agreement and the transactions contemplated therein, (iii) the ownership of the limited partnership interests in Drive by Funding LP, (iv) the ownership of membership interests in Drive-GP by Consumer Corp., and (iv) the capital structure of Funding LP. FirstCity, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS (USA), IFA-GP, IFA-LP and MG-LP from damages resulting from a breach of any representation or warranty contained in the 2004 Securities Purchase Agreement or otherwise made by FirstCity, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligations under the 2004 Securities Purchase Agreement survive for a maximum period of five (5) years from November 1, 2004. Neither FirstCity, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2004 Securities Purchase Agreement until the aggregate amount payable exceeds $0.25 million, and then only for the amount in excess of $0.25 million in the aggregate; however certain representations and warranties are not subject to this $0.25 million threshold. Management of the Company believes that FirstCity will not have to pay any amounts relating to these representations and warranties.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

On August 8, 2006, an Interest Purchase and Sale Agreement was entered into by and among Bidmex Holding, LLC (“Buyer”), as buyer, and Strategic Mexican Investment Partners, L.P. (“SMIP”), an affiliate of the Company and Cargill Financial Services International, Inc. (“CFSI”), (collectively, the “Sellers”), as seller, and eleven U.S. limited liability companies (“LLCs”) which invested in Mexican portfolio acquisition entities (“SRLs”) and the AIG entities as additional parties.  In the Interest Purchase and Sale Agreement, the Sellers and the LLCs made various representations and warranties concerning (i) the existence and ownership of the LLCs and the related SRLs, (ii) the assets and liabilities of the LLCs, (iii) taxes related to periods prior to August 8, 2006, and (iv) the operations of the LLCs and SRLs.  The Sellers agreed to indemnify the Buyer and AIG Entities from damages resulting from a breach of any representation or warranty contained in the Interest Purchase and Sale Agreement on a several and not joint basis according to their respective ownership percentages in each LLC as to any matter related to a particular LLC, or on the basis of 80% to CFSI and 20% to SMIP as to any matter that could not be identified to a particular LLC.  The indemnity obligation under the Interest Purchase and Sale Agreement survives for a period of the statute of limitations for matters related to taxes, existence and authority, capitalization and good standing of the LLCs and SRLs and for a period of two years from August 8, 2006, the closing date with respect to all other representations and warranties.  The Sellers are not required to make any payments as a result of the indemnity provisions of the Interest Purchase and Sale Agreement until the aggregate amount payable under that agreement and the Asset Purchase Agreement exceeds $0.25 million; however, claims related to taxes and fraud are not subject to this $0.25 million threshold.  The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Interest Purchase and Sale Agreement and the Asset Purchase Agreement to the Aggregate Purchase Price (without duplication of amounts recovered pursuant to the terms of the Asset Purchase Agreement).  FirstCity does not believe that the potential liability would have a material adverse effect on the consolidated financial position, results of operations or liquidity of FirstCity, its subsidiaries, its affiliates or the Acquisition Partnerships.

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

Commitments to Repurchase Loans

In connection with the Interest Purchase and Sale Agreement, Recuperación de Carteras Mexicanas, S. de R.L. de C.V., as optionor (“RCM”), an affiliate of SMIP and CFSI, granted a put option dated August 8, 2006 to Bidmex Holding, LLC, as optionee, related to the purchase of any loan of Solución de Activos Residenciales, S. de R.L. de C.V. or Solución de Activos Comerciales, S. de R.L. de C.V., each a Mexican SRL, if any borrower of a loan owned by those entities has filed or files a challenge in a legal proceeding related to any such loan based on, in addition to any other defense claims, a claim on grounds related to the Mexican Supreme Court Ruling that has put into issue the actions required for transfer of loans by Mexican financial institutions after August 2003, provided that any such challenge is asserted on or before the earlier of (i) the reversal of the Supreme Court Ruling, or (ii) February 1, 2008.  The purchase price for any loan under the put option is to be the allocated purchase price set by the parties for the loan, plus certain expenses related to the transfer and collection of the loan, plus any taxes paid or payable with respect to the cash flow from each loan, reduced by any cash flow received by Bidmex Holding, LLC with respect to the loan. Pursuant to the put option agreement, Bidmex Holding, LLC delivered a notice to exercise the put option on March 31, 2008 for qualifying loans with a purchase price of approximately $635, of which the Company’s share is approximately $127.

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

Letters of Credit and Other Guarantees

On November 5, 2007, Fondo de Inversion Privado NPL Fund One (“PIF1”), an equity investment of FirstCity Chile, Ltda., entered into a revolving line of credit with a maximum loan amount of $15.0 million with Banco Santander Chile, S.A. The proceeds were used to acquire a loan portfolio at face value from FirstCity NPL S.A. (a consolidated affiliate of FirstCity Chile, Ltda.) and to finance the purchase of other loan portfolios from non-affiliated parties. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the maximum loan balance upon demand. At March 31, 2008, FirstCity had a letter of credit in the amount of $16.5 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland, with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $16.5 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a revolving line of credit with a maximum loan amount in Mexican pesos equivalent to $13.5 million with Banco Santander, S.A. The proceeds were used to pay down the acquisition facility with the Bank of Scotland.  Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At March 31, 2008, FirstCity had a letter of credit in the amount of $14.1 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $14.1 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

ABL, a subsidiary of FirstCity, has a $40.0 million revolving loan facility with Wells Fargo Foothill, LLC (“WFF”), as most recently amended on July 30, 2007, for the purpose of financing and acquiring SBA loans. The obligations under this facility are secured by substantially all of the assets of ABL.  At March 31, 2008, the balance of this facility was $7.5 million.  In connection with the first amendment to this facility on February 27, 2007, FirstCity provided WFF with an unconditional guaranty, up to a maximum of $5 million plus enforcement cost, of the obligations of ABL under the loan facility that relate to funds in the amount of $31.7 advanced by WFF to ABL in connection of a portfolio of SBA loans in February 2007.  This guaranty arrangement remains in effect until the obligations incurred in connection with the advance related to the acquisition of the portfolio of SBA loans are paid in full.

FirstCity Commercial Corp. (“FirstCity Commercial”), a wholly-owned affiliate of FirstCity, provides various financial institutions with guarantees of the debt obligations of certain Acquisition Partnerships. The underlying debt financing arrangements of these Acquisitions Partnerships have various maturities ranging from September 2008 to February 2010, and are secured primarily by certain real estate held by the Acquisition Partnerships. At March 31, 2008, FirstCity Commercial’s maximum commitments under these guaranty arrangements totaled $2.6 million, and the total outstanding obligations of these Acquisition Partnerships attributed to FirstCity Commercial’s guaranty approximated $2.1 million.

Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Wave Tec Pools, Inc. Litigation

In the collection suit filed by FH Partners, LLC (“FH Partners”), an indirectly wholly-owned subsidiary of FirstCity, against Superior Funding, Inc., on March 18, 2008, the District Court granted a temporary restraining order against Superior Funding, Inc. and Jason Herring and all parties in privity with them, ordering them to turn over all payments on notes in FH Partners’ possession to FH Partners and not to interfere with FH Partners’ collection of note payments. On March 27, 2008, the Court entered a temporary injunction that extended the temporary restraining order and also ordered Superior Funding, Inc. and Mr. Herring and all parties in privity with them to turn over books and records and execute transfer documents. Trial has been set in the collection suit for October 27, 2008. There is no trial date set in the suit by Superior et al. against FH Partners and Prosperity. FirstCity intends to pursue the collection suit and defend the liability suit vigorously.

Other Contingent Commitments

FirstCity has minority interests in various limited-life partnerships with a net carrying value of ($297) at March 31, 2008. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at March 31, 2008 is $1.3 million.

(14)  Other Related Party Transactions

FirstCity has financing and service arrangements with certain Acquisition Partnerships and financing arrangements with non-affiliated entities that are considered to be variable interest entities (“VIEs”), as defined in FASB Interpretation No. 46R,

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Consolidation of Variable Interest Entities (“FIN 46R”). However, FirstCity is not deemed to be the primary beneficiary of these entities based on the provisions of FIN 46R. The Company could experience a loss in the event that cash flows from the VIEs or the underlying collateral are not collected as expected. At March 31, 2008, FirstCity’s maximum exposure to loss as a result of its involvement with the VIEs is $35.1 million.

The Company has contracted with the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees and due diligence fees (included in other income) derived from such affiliates totaled $2.2 million and $2.5 million in the first quarters of 2008 and 2007, respectively.

FirstCity Servicing Corporation (“FCSC”), an affiliate of the Company, and MCS et Associates (“MCS”), in which FCSC is an 11.89% shareholder as of December 31, 2007, are parties to Consulting, License and Confidentiality Agreements dated June 30, 1999 pursuant to which FCSC provides consultation services and personnel to be employed by MCS to assist in developing and managing due diligence and servicing systems. Pursuant to those agreements, MCS provides the supplied personnel with compensation, tax equalization payments, housing allowances, transportation allowance, and tax preparation. MCS also pays consulting fees to FCSC and reimburses FCSC for travel, hotel, airfare, and meal expenses incurred related to the provision of the services. In the first quarters of 2008 and 2007, FCSC received fees totaling $113 and $131, respectively, from MCS.

FirstCity Commercial owns 80% of FirstCity Denver Investment Corp. (“FirstCity Denver”) – a special situations platform that acquires and finances distressed debt and companies, originates junior- and senior-bridge loans, and executes lower middle market buyouts. The other 20% interest in FirstCity Denver is owned by Crestone Capital LLC, a Colorado limited liability company that is owned by Richard W. Horrigan and Stephen C. Schmeltekopf.  Mr. Horrigan, President of FirstCity Denver, and Mr. Schmeltekopf, Senior Vice President of FirstCity Denver, are employees of FirstCity Denver and have employment contracts with FirstCity Denver. In addition, Stephen Schmeltekopf is the brother of Andrew Schmeltekopf, Senior Vice President of FirstCity Servicing Corp. — which is a wholly-owned affiliate of FirstCity.

(15)  Equity

The Company has a stock repurchase plan, as authorized by the Board of Directors, that provides for the purchase of up to 1,500,000 shares of the Company’s common stock. The stock repurchase plan expires on August 30, 2009. In the first quarter of 2008, FirstCity repurchased 264,530 shares of the Company’s common stock on the open market for a total of $2.1 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

FirstCity is a financial services company engaged in one principal reportable segment – Portfolio Asset acquisition and resolution. The Portfolio Asset acquisition and resolution business involves acquiring portfolios of loans, real estate and other assets or similar single-asset investments (collectively referred to as “Portfolios” or “Portfolio Assets”). The Company generally acquires Portfolio Assets at a discount to their legal principal balances or appraised values, and then services and resolves the Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. FirstCity also has a special situations platform that focuses on constructive investments in restructurings, turnarounds, businesses with robust market positions, and other special situations. This special situations platform gives FirstCity the ability to acquire or finance distressed businesses, originate junior- and senior-bridge loans, and executive lower middle-market buyouts.

During the first quarter of 2008, the Company recorded a net loss to common stockholders on a diluted basis of $3.6 million or $0.34 per common share. The operating contribution from the Portfolio Asset acquisition and resolution segment resulted in a $1.8 million operating loss for the first three months of 2008 compared with a $1.9 million operating gain for the same period in 2007. See Results of Operations below for a more detailed review of the first quarter 2008 compared to the first quarter 2007.

The Company was involved in acquiring $19.9 million of portfolio investments with a face value of approximately $546.1 million in the first quarter 2008 – of which FirstCity’s investment share was $8.4 million. FirstCity’s global distribution of its first quarter 2008 investments includes $6.7 million in the United States and $1.7 million in Latin America. In addition to its portfolio acquisitions in first quarter 2008, FirstCity invested $1.5 million in the form of SBA loan advances and originations. At March 31, 2008, FirstCity’s earning assets (Portfolio Assets, equity investments, loans receivable and entity-level earning assets) totaled $236.2 million, and the global distribution of such earning assets (at carrying value) included $151.8 million in United States; $48.3 million in Europe; and $36.1 million in Latin America.

The Company’s earnings in first quarter 2008 were negatively impacted by $4.1 million of net impairment provisions — comprised of $3.0 million of net provisions recorded to our wholly-owned portfolios, and $1.1 million as our share of net impairment provisions recorded to portfolio assets held in our partnership interests. The global distribution of the $4.1 million of net impairment provisions recorded by the Company in first quarter 2008 includes $3.3 million in the United States, $0.2 million Europe, and $0.6 million in Latin America. The impairment provisions in first quarter 2008 were attributed primarily to declines in values of loan collateral and real estate assets in our domestic portfolios, and additional delays in the timing of collections of expected cash flows on loan portfolios in Latin America and Europe. The impairment provisions were identified in connection with management’s regular evaluation of the collectibility of the Company’s Portfolio Assets. Management’s evaluation is inherently subjective as it requires estimates that are susceptible to revision in future periods as more information becomes available.

Considering the recent deterioration in the financial services sector, management remains positive on the outlook of the Company. Management believes that current market conditions will not hinder FirstCity’s ability to expand its business, and that asset acquisition opportunities at attractive margins are available. As mentioned above, FirstCity was involved in acquiring $19.9 million of portfolio investments with a face value of approximately $546.1 million in the first quarter 2008 – of which FirstCity’s investment share was $8.4 million. The Company is currently evaluating 28 different transactions representing over $7.6 billion in face value of assets, although there can be no assurance that FirstCity will be able to consummate any of these transactions on acceptable terms.

In addition, in light of current market conditions that created liquidity constraints primarily as a result of the deterioration in the subprime mortgage industry and tightening credit standards in the marketplace, management believes that current market conditions will not impact FirstCity’s ability to obtain financing for its operations. Currently, FirstCity has $350.0 million of credit facility commitments available to (1) finance the senior debt and equity portions of portfolio and asset purchases; (2) finance equity investments in new ventures; and (3) provide for the issuance of letters of credit working capital loans; and a $40.0 million credit facility commitment to finance and acquire SBA loans.

The Company’s financial results are affected by many factors including, but not limited to, fluctuations in interest rates; fluctuations in the underlying values of loan collateral, real estate and other assets; delays and declines in cash receipts on Portfolio Assets and other loans; the timing and ability to liquidate assets; and the availability of investment and asset acquisition opportunities and the Company’s ability to consummate such transactions on acceptable terms. The Company’s business and results of operations are also affected by the availability of financing with terms acceptable to the Company and the Company’s access to capital markets, including the securitization markets.

As a result of the significant period-to-period fluctuations in the revenues and earnings of FirstCity’s Portfolio Asset acquisition and resolution business, period-to-period comparisons of the results of our continuing operations may not be meaningful. Such variances, alone or with other factors, such as conditions in the economy or the financial services industries or other developments affecting us, may result in significant fluctuations in our reported operations and in the trading prices of common stock.

Components of the results for the three month periods ended March 31, 2008 and 2007, respectively, are detailed below (dollars in thousands except per share data):

	Three Months Ended
	March 31,
	2008	2007
Portfolio Asset Acquisition and Resolution	$(1,800)	$1,870
Corporate overhead	(1,693)	(2,785)
Loss from continuing operations	(3,493)	(915)
Loss from discontinued operations	(91)	—
Net loss to common stockholders	$(3,584)	$(915)
Diluted loss per common share	$(0.34)	$(0.08)

Results of Operations

The following discussion and analysis is based on the segment reporting information presented in Note 8 to the Consolidated Financial Statements of the Company included in Item 1. of this Form 10-Q, and should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) included elsewhere in this Form 10-Q.

First Quarter 2008 Compared to First Quarter 2007

The Company reported net losses of $3.6 million in the first quarter 2008 compared to net losses of $0.9 million in the first quarter 2007. On a per share basis, diluted net losses to common stockholders were $0.34 in the first quarter of 2008 compared to $0.08 diluted net loss in the first quarter of 2007.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset acquisition and resolution segment resulted in a $1.8 million operating loss in the first quarter of 2008 compared to a $1.9 million operating gain in the first quarter of 2007. FirstCity was involved in acquiring $19.9 million of Portfolio Asset acquisitions in first quarter 2008 with an approximate face value of $546.1 million, compared to its involvement in acquiring $78.8 million of Portfolio Asset acquisitions in first quarter 2007 with an approximate face value of $173.9 million. In first quarter 2008, FirstCity’s investment share in the Portfolio Asset acquisitions was $8.4 million – comprised of $6.7 million acquired through wholly-owned Portfolios and $1.7 million through Acquisition Partnerships. In first quarter 2007, the Company’s investment share in the Portfolio Asset acquisitions was $69.5 million – comprised of $65.7 million acquired through wholly-owned Portfolios and loan purchases and $3.8 million through Acquisition Partnerships.

Additional investments in the form of loan originations and equity investments backed by FirstCity totaled $1.5 million in first quarter 2008 compared to $7.8 million in first quarter 2007.

Servicing fee revenues.  Servicing fee revenues decreased to $2.2 million in the first quarter of 2008 from $2.6 million in the first quarter of 2007. Servicing fees from domestic Acquisition Partnerships totaled $0.4 million in first quarter 2008 compared to $0.7 million in first quarter 2007, while servicing fees from Latin American Acquisition Partnerships totaled $1.8 million in first quarter 2008 compared to $1.9 million in first quarter 2007. Contributing to the decrease in servicing fees is a decline in collections from loans held by domestic Acquisition Partnerships to $11.3 million in 2008 from $17.2 million in 2007. Since a majority of the Portfolio Asset acquisitions over the past two years were purchased through wholly-owned Portfolios instead of investments in Acquisition Partnerships, the Company expects income from wholly-owned Portfolio Assets to off-set the decline in servicing fee revenues – which are generated primarily from loan portfolios held by domestic and Latin American Acquisition Partnerships.

Income from Portfolio Assets.  Income from Portfolio Assets remained constant at $4.9 million in the first quarter of 2008 compared to $5.0 million in the first quarter of 2007. FirstCity’s average investment in wholly-owned Portfolio Assets was $117.3 million and $111.2 million for the first quarters of 2008 and 2007, respectively. Refer to Note 4 to the Consolidated Financial Statements included in Item 1. of this Form 10-Q for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale.  The Company recorded a nominal gain on the sales of SBA loans in first quarter 2008 with a basis in SBA loans sold of $0.2 million, compared to $0.3 million of gains recorded in first quarter 2007 with a basis in SBA loans sold of $6.7 million. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 85 percent of the principal of a qualifying loan. The Company generally sells the guaranteed portion of the loan into the secondary market and retains the unguaranteed portion for investment.

Interest income from SBA loans.  Interest income from SBA loans experienced a modest increase to $0.5 million during the first quarter of 2008 compared to $0.3 million during the first quarter of 2007. FirstCity’s average investment in SBA loans was $14.1 million and $16.1 million for the first quarters of 2008 and 2007, respectively.

Interest income from affiliates.  Interest income from affiliates remained steady at $0.2 million in first quarter 2008 compared to $0.1 million in first quarter 2007.

Interest income from loans receivable – other.   Interest income from loans receivable – other was $0.3 million in the first quarter of 2008 and $0.9 million in the first quarter of 2007. The income decline is attributed to the Company’s decreased investment level in loans receivable to non-affiliated entities. FirstCity’s average investment in loans receivable – other was $6.0 million and $26.0 million for the first quarters of 2008 and 2007, respectively.

Other income.  Other income for the first quarter of 2008 increased by $0.9 million in comparison to the first quarter of 2007 primarily due to $0.8 million of revenues in the first quarter of 2008 generated by the Company’s majority-owned domestic railroad company that was acquired in August 2007.

Expenses.  Operating expenses were $13.9 million and $9.6 million in the first quarters of 2008 and 2007, respectively. The following is a discussion of the major components of operating expenses.

Interest and fees on notes payable were $3.7 million and $4.3 million in the first quarters of 2008 and 2007, respectively.  FirstCity’s average outstanding debt decreased to $170.0 million in first quarter 2008 from $204.5 million in the first quarter of 2007, while the average cost of borrowings increased to 8.7% in 2008 compared to 8.3% in 2007.

Salaries and benefits increased to $4.0 million in the first quarter of 2008 from $3.1 million in the first quarter of 2007, primarily due to additional salaries and benefits of $0.7 million in 2008 related to ABL (SBA lending platform) and FirstCity Crestone (special situations investment platform). The total number of personnel within the Portfolio Asset acquisition and resolution segment were 216 and 174 at March 31, 2008 and 2007, respectively.

Net provisions for loan and impairment losses totaled $3.0 million in first quarter 2008 compared to $0.3 million in first quarter 2007. The increase from 2007 to 2008 is attributed to increased net impairment provisions of $2.6 million to the Company’s wholly-owned domestic portfolios. The additional impairment provisions in 2008 were necessary primarily as a result of declines in the values of loan collateral and real estate in our domestic portfolios.

Occupancy, data processing, property protection and other expenses increased to $3.2 million for the first quarter of 2008 from $2.0 million in the first quarter of 2007. The increase is primarily attributed to $1.5 million of additional property protection expenses (i.e. property taxes, insurance and legal) incurred in 2008 to protect FirstCity’s security interests in its wholly-owned domestic real estate properties; off-set by a $0.4 million reduction in foreign currency exchange losses in first quarter 2008 compared to first quarter 2007.

Equity in earnings of investments.  Equity in earnings of investments increased to $2.8 million in the first quarter of 2008 compared to $1.8 million in the first quarter of 2007. Equity in earnings of Acquisition Partnerships increased to $2.3 million in 2008 from $1.8 million in 2007, and equity in earnings of servicing entities increased by $0.5 million in 2008 compared to 2007. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships by geographic region. Refer to Note 6 of the Consolidated Financial Statements included in Item 1. on this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity investments by region.

•             Domestic — Domestic Acquisition Partnerships reflected total net earnings of $0.6 million in both the first quarters 2008 and 2007. Total investments held by the domestic partnerships decreased to $78.9 million in 2008 from $106.3 in 2007 – and as a result, total revenues decreased to $3.1 million in first quarter 2008 from $4.6 million in 2007. The decrease in total partnership revenues in 2008 was off-set primarily by a significant decrease in total partnership impairments – which totaled $0.6 million in first quarter 2008 ($0.3 million to FirstCity) compared to $1.5 million in first quarter 2007 ($0.7 million to FirstCity). The collective activity in the domestic partnerships described above translated to FirstCity’s share of partnership net earnings remaining constant at $0.3 million for first quarters 2008 and 2007.

FirstCity’s average investment in domestic partnerships decreased to $23.7 million in first quarter 2008 from $35.9 million in 2007. As a result, FirstCity’s share of the partnerships’ total revenues experienced a corresponding decrease as discussed above. Since a majority of FirstCity’s domestic portfolio acquisitions over the past two years were acquired through wholly-owned Portfolios instead of equity investments in Acquisition Partnerships, the Company expects income from wholly-owned Portfolios to off-set the decline in equity in earnings from the domestic partnerships.

 •          Latin America — Latin American Acquisition Partnerships reflected total net earnings of $3.0 million in first quarter 2008 compared to total net losses of ($1.6) million in 2007. As such, FirstCity’s share of the partnerships’ total net earnings increased by $0.4 million in 2008 compared to 2007. The increase in FirstCity’s share of the partnerships’ total net earnings is attributed primarily to an increase in the Company’s average investment in Latin American partnerships to $22.9 million in 2008 from $18.7 million in 2007. Other significant factors that contributed to an increase in the partnerships’ total net earnings, which increased FirstCity’s share of net earnings, relate to (1) a decrease in total impairment provisions – which totaled $3.7 million in first quarter 2008 ($0.6 million to FirstCity) and $4.3 million in first quarter 2007 ($0.7 million to FirstCity); a $0.6 million decrease in total property protection expense in 2008 compared to 2007; and (3) a $1.6 million decrease in total interest expense in 2008 compared to 2007. Total collections from Latin American partnership portfolios remained relatively level at $11.9 million in first quarter 2008 compared to $12.3 million in first quarter 2007.

•             Europe — European Acquisition Partnerships reported total revenues of $10.3 million in first quarter 2008 compared to $9.4 million in first quarter 2007. The increase in total revenues was off-set primarily by (1) an increase in impairment provisions — which totaled $1.0 million in first quarter 2008 ($0.2 million to FirstCity) and $0.8 million in first quarter 2007 ($0.2 million to FirstCity); (2) a $0.8 million increase in total interest expense in 2008 compared to 2007; and (3) a $0.2 million increase in total property protection expense in 2008 compared to 2007. The combined activity in the European partnerships described above resulted in an increase in total net earnings to $5.8 million in first quarter 2008 from $5.6 million in 2007, and FirstCity’s share of the partnership’s total net earnings increased to $1.7 million in first quarter 2008 from $1.5 million in 2007.

Other Significant Items Affecting Operations

The following items affect the Company’s overall results of operations and are not directly related to the Portfolio Asset acquisition and resolution business discussed above.

Corporate overhead.  Net corporate overhead expenses (excluding taxes) decreased to $1.6 million in the first quarter of 2008 compared to $2.7 million in the first quarter of 2007, primarily due to $1.2 million in expenses incurred during the first quarter of 2007 relating to an independent investigation authorized by the Company’s audit committee.

Income taxes.  Provision for income tax expense approximated $0.2 million in the first quarter of 2008 and $0.1 million in the first quarter of 2007. Refer to additional information disclosed in Note 11 to the Consolidated Financial Statements included in Item 1. on this Form 10-Q.

Financial Condition

Significant changes in FirstCity’s financial condition during the first quarter of 2008 resulted from the following:

Consolidated assets of $280.4 million at March 31, 2008 were $17.7 million lower than consolidated assets at December 31, 2007. The decrease in consolidated assets is primarily attributed to a $9.4 million net decrease in Portfolio Assets and a $9.2 million net decrease in cash. The $9.4 million net decrease in Portfolio Assets resulted primarily from collections and proceeds outpacing $7.8 million of acquisitions in first quarter 2008. The $9.2 million net decrease in cash is attributed primarily to $33.1 million of cash disbursed for note principal and interest payments – which exceeded cash receipts derived from Portfolio Assets, distributions from equity investments, and working capital loan advances (refer to the Consolidated Statements of Cash Flows included in Item 1. on this Form 10-Q).

Consolidated liabilities of $179.6 million as of March 31, 2008 were $11.7 million lower than consolidated liabilities at December 31, 2007. Total notes payable decreased by $9.8 million primarily due to principal repayments of $29.8 million in first quarter 2008; off-set primarily by principal borrowings of $16.9 million for Portfolio Asset acquisitions, equity investments, SBA loan originations, and working capital funds. Other liabilities decreased by $1.4 million primarily due to a reduction of $1.1 million in the Company’s trade accounts payable in first quarter 2008.

Portfolio Asset Acquisition and Resolution

Aggregate acquisitions by the Company are as follows (in thousands):

	Purchase	FirstCity
	Price	Investment
First three months of 2008	$19,900	$8,435
Total 2007	214,333	126,714
Total 2006	296,990	144,048
Total 2005	146,581	71,405
Total 2004	174,139	59,762
Total 2003	129,192	22,944

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

Liquidity and Capital Resources

The Company requires liquidity to fund its operations, working capital, payment of debt, repurchase of the Company’s common stock, equity for acquisition of Portfolio Assets, investments in and advances to entities formed with other investors to acquire Portfolios (“Acquisition Partnerships”) and other investments. The potential sources of liquidity are funds generated from operations, equity distributions from the Acquisition Partnerships, interest and principal payments on subordinated intercompany debt, dividends from the Company’s subsidiaries, borrowings from revolving lines of credit and other credit facilities, proceeds from equity market transactions, securitization and other structured finance transactions, and other special purpose short-term borrowings.

Bank of Scotland and BoS (USA), Inc.

FirstCity has a $225.0 million revolving credit facility with Bank of Scotland that matures in November 2010. The revolving loan facility is used to finance the senior debt and equity portion of portfolio and asset purchases made by FirstCity and to provide for the issuance of letters of credit and working capital loans. The obligations of FirstCity under this facility are guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and are secured by security interests in substantially all of the assets of FirstCity and its wholly-owned subsidiaries. The primary terms and key covenants of the $225.0 million revolving credit facility, as amended, are as follows:

•                  The maximum outstanding amount of loans and letters of credit issued under the loan facility that may be outstanding under the loan facility is $225.0 million;

•                  Allows loans to be made based upon a borrowing base of (a) 70% of the net present equity value of certain affiliates of FirstCity engaged in the asset and portfolio investment business, and (b) 40% of the equity investment of FirstCity and its subsidiaries in certain new ventures;

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

At March 31, 2008, the Company was in compliance with all material covenants or other requirements set forth in the credit agreements or other agreements with Bank of Scotland, with the exception of the EBITDA to Interest Coverage ratio requirement (“EBITDA Ratio”) defined above. On May 8, 2008, FirstCity reached agreement with Bank of Scotland to amend the revolving credit agreement. Pursuant to terms of the amendment, Bank of Scotland removed the EBITDA Ratio covenant from the revolving credit agreement, as amended, and waived any default that may have occurred as a result of the Company’s failure to satisfy the EBITDA Ratio covenant for the quarter ended March 31, 2008.

FirstCity has $41.5 million in Euro-denominated debt outstanding on the $225.0 million revolving credit facility with Bank of Scotland described above for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company entered into the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was ($2.4) million for the three months ended March 31, 2008, and $213,000 for the same period in 2007.

FH Partners, LLC has a $100.0 million revolving loan facility with Bank of Scotland that provides financing for Portfolio and asset purchases by FH Partners, LLC. This revolving loan facility matures in November 2010, and is secured by all assets of FH Partners, LLC and a guaranty by FirstCity and certain of its wholly-owned subsidiaries.  The primary terms and key covenants of the $100.0 million revolving loan facility, as amended, are as follows:

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

At March 31, 2008, the Company was in compliance with all material covenants or other requirements set forth in the credit agreements or other agreements with Bank of Scotland, with the exception of the EBITDA Ratio covenant as discussed above.

FirstCity has a $25.0 million subordinated credit agreement with BoS (USA), Inc. (“BoS (USA)”) which may be used to finance equity investments in new ventures, equity investments made in connection with portfolio and asset purchases and loans made by FirstCity and its subsidiaries to acquisition entities, provide for the issuance of letters of credit, and for working capital loans. This credit facility matures in November 2010 and is secured by substantially all of the assets of FirstCity and its wholly-owned subsidiaries and guaranteed by substantially all of FirstCity’s wholly-owned subsidiaries. The primary terms and key covenants of this $25.0 million loan facility are as follows:

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

•                  Provides for inclusion in the borrowing base of loans made to FirstCity Denver Investment Corp. (a majority-owned subsidiary of FirstCity) for the purpose of investing in distressed debt, special loan originations, leveraged buyouts and other special opportunities;

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

At March 31, 2008, the Company was in compliance with all material covenants or other requirements set forth in the credit agreements or other agreements with BoS (USA), with the exception of the EBITDA Ratio covenant as discussed above.

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

Banco Santander, S.A.

FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, has a revolving line of credit with a maximum loan amount of 148,096,800 Mexican pesos with Banco Santander, S.A., which was equivalent to $13.8 million U.S. dollars at March 31, 2008.  The loan proceeds are used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At March 31, 2008, FirstCity had a letter of credit in the amount of $14.1 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $14.1 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

Wells Fargo Foothill, LLC

American Business Lending, Inc. (“ABL”), a subsidiary of FirstCity, has a $40.0 million revolving loan facility with Wells Fargo Foothill, LLC (“WFF”) for the purpose of financing and acquiring SBA loans. The obligations under this facility are secured by substantially all of the assets of ABL.  In addition, FirstCity provided WFF with an unconditional guaranty, up to a maximum of $5 million plus enforcement cost, of the obligations of ABL under the loan facility that relate to funds in the amount of $31.7 million advanced by WFF to ABL in connection of a portfolio of SBA loans in February 2007. This guaranty arrangement remains in effect until the obligations incurred in connection with the advance related to the acquisition of the portfolio of SBA loans are paid in full. The primary terms and key covenants of the $40.0 million revolving loan facility, as amended, are as follows:

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

The security agreement executed by ABL to secure the obligations under this credit facility grants a security interest to WFF in all of the assets of ABL, except the unguaranteed portions of certain SBA-guaranteed loans, certain other assets, and the Small Business Lending Corporation license. At March 31, 2008, ABL was in compliance with all material covenants or other requirements set forth in the credit agreement or other agreements with WFF.

Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of March 31, 2008, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $413 million and outstanding borrowings of $168 million.

Management believes that the existing loan facilities; related fees generated from the servicing of assets; equity distributions from existing Acquisition Partnerships; collections from wholly-owned portfolios, loans and other investments; sales of interests in equity investments; and sales of guaranteed portions of existing and originated SBA 7(a) loans will allow the Company to meet its obligations as they come due during the next twelve months.

The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of April 30, 2008, and the outstanding borrowings under such facilities as of March 31, 2008.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	April 30,	March 31,
	2008	2008
	(Dollars in millions)		Interest Rate	Other Terms and Conditions

Bank of Scotland $225 million portfolio acquisition and working capital facility (1)	$225	$95	$64 at LIBOR + 2.0% - 2.50% $30 at 18-month fixed rate of 7.86% $1 at prime + .5%	Secured by equity interests and other assets of FirstCity, matures November 2010

Bank of Scotland $100 million portfolio acquisition - revolving credit	100	44	LIBOR + 2.0%	Secured by assets of FH Partners, L.P. and guaranteed by the Company, matures November 2010

Bank of Scotland $25 million subordinated delayed draw credit	25	—	option of LIBOR plus 5%, or prime plus 3%, or fixed rate	Secured by security interests in assets of FIrstCity and wholly-owned subsidiaries, matures November 2010

American Bank term loan for portfolio acquisition by FC Washington	1	1	Fixed 5.625%	Secured by assets of FC Washington and guaranteed by the Company, matures 2008

Participation payable	1	1	35.12% imputed rate	Participation agreement on 33% of net cash flows received on one portfolio

Banco Santander line of credit facility	14	14	Rate based on 28 day Mexican index rate plus 1.5%	Secured by Bank of Scotland letter of credit, matures November 2008

Wells Fargo Foothill, Inc. $40 million revolving loan facility	40	7	LIBOR + 2.625% or greater of Wells Fargo prime or 7.5%	Secured by assets of American Business Lending, Inc., matures December 2009

The First National Bank of Central Texas term loan for portfolio acquisition by MPortfolio Corporation	2	2	LIBOR + 1.75%	Secured by assets of MPortfolio Corporation, matures June 2010

LaSalle Bank NA term loan	4	4	LIBOR + 2.25%	Secured by assets of East Penn Railroad LLC, matures March 2011

LaSalle Bank NA revolving loan facility	1	—	option of Base Rate (greater of prime or Federal Funds Rate + .5%) plus margin, or LIBOR plus margin	Secured by assets of East Penn Railroad LLC, matures March 2011

Total	$413	$168

(1)          The Bank of Scotland facility allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $50.0 million. At March 31, 2008, the Company had approximately $41.5 million outstanding under the Euro-denominated portion of this facility.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are incorporated by reference from time to time, including, but not limited to, statements relating to the Company’s strategic objectives and future performance, which are not historical facts, may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy, and plans and objectives of management for future operations, as well as any statement that may project, indicate or imply future results, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “may,” “could,” “will be,” “will continue,” “will likely result,” “indication”  and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual results and outcomes may differ materially from those expressed in, or implied by, our forward-looking statements.

There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, changes in general economic conditions and economic conditions in the geographic regions and industries in which the Company operates; foreign social and economic conditions; performance of the Company’s subsidiaries and affiliates; the availability of investments and investment opportunities; assumptions underlying asset performance; the level of nonperforming assets, charge-offs and impairment provisions; risks associated with foreign operations; currency exchange rate fluctuations; risks associated with start up of new businesses and entry into new markets; changes in the interest rate environment and market liquidity; fluctuations in residential and commercial real estate values; adverse movements and volatility in equity capital markets; the degree to which the Company is leveraged; the Company’s continued need for financing; availability of the Company’s credit facilities; ability to obtain additional financing from the Bank of Scotland or any other lender; the impact of certain covenants in loan agreements of the Company and its subsidiaries; risks of declining value of loans, collateral or assets; the ability of the Company to utilize NOLs; liabilities resulting from litigation and regulatory investigations that might arise from continuing and discontinued operations, including costs, expenses, settlements and judgments; changes (legislative and otherwise) in the asset securitization industry; changes in domestic or foreign tax laws, rules and regulations as well as court, Internal Revenue Service or other governmental agencies’ interpretations thereof; changes in accounting standards, rules and interpretations; and factors more fully discussed and identified in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed with the SEC on March 17, 2008 (including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as in other SEC filings of the Company. Many of these factors are beyond the Company’s control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, the Company expressly disclaims any obligation or intention to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations with regard thereto or any change in future events, conditions or circumstances on which any forward-looking statement is based.

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

Loans receivable consist primarily of loans made to affiliated entities (including Acquisition Partnerships) and non-affiliated entities, and generally bear interest at fixed rates. The repayment of the loans is generally dependent upon future cash flows of the borrowers, future cash flows of the underlying collateral, and distributions from affiliated entities. Since these loans are predominantly fixed-rate financial instruments, changes in market interest rates would not have a significant impact on the collectibility of these loans.

SBA loans receivable were $14.0 million at March 31, 2008, of which $1.1 million were related to the guaranteed portion of these loans.  The guaranteed portion is backed by the full faith and credit of the U.S. Small Business Administration, and is generally sold into the secondary market.  Virtually all of the SBA loans have variable interest rates.  Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate change in interest rates would have a minimal effect on interest income from SBA loans for the first quarter of 2008. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

FirstCity had $167.6 million in debt outstanding at March 31, 2008. The Company is exposed to interest rate risk primarily through its variable rate debt, which totaled $136.6 million or 81.5% of the Company’s total debt. A 50 basis point change in interest rates would increase or decrease FirstCity’s interest expense by approximately $0.8 million annually.

Foreign Currency Risk

The Company currently has loans and equity investments in Europe, Latin America (i.e. Mexico, Argentina, Dominican Republic and Chile) and Canada.

In Europe and in Mexico, the Company’s investments are primarily in the form of equity and represent a significant portion of the Company’s total equity investments. As previously discussed, the revolving acquisition facility with Bank of Scotland for $225.0 million allows the Company to loans to be made in Euros up to a maximum amount in Euros that is equivalent to $50.0 million U.S. dollars. At March 31, 2008, the Company had $41.5 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe.  In November 2006, the Company acquired a line of credit facility with Banco Santander, S.A. that allows loans to be made up to a maximum of 148,096,800 Mexican pesos. At March 31, 2008, the Company had 148,096,800 in Mexican peso-denominated debt, which was equivalent to $13.8 million U.S. dollars.  Management of the Company feels that these loan agreements will help reduce the risk of adverse effects of currency changes on these investments.

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

			Estimated decline in
			valuation of investments
			resulting from
			incremental depreciation
		One U.S.	of foreign currency of
		dollar	(dollars in thousands)
		equals	5%	10%

Europe	EUR	0.63	$2,189	$4,189

Mexico	MXN	10.70	$1,890	$3,647

Argentina	ARS	3.16	$50	$97

Dominican Republic	DOP	34.56	$18	$34

Chile	CLP	440.00	$292	$557

Canada	CAD	1.02	$16	$32

Brazil	BRL	1.75	$29	$56

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act securities laws is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer.

As of the end of the period covered by this report, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective, in all material respects, in recording, processing, summarizing and reporting information required to be disclosed by the Company, within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) and includes those policies and procedures that:

•                  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Wave Tec Pools, Inc. Litigation

In the collection suit filed by FH Partners, LLC (“FH Partners”), an indirectly wholly-owned subsidiary of FirstCity, against Superior Funding, Inc., on March 18, 2008, the District Court granted a temporary restraining order against Superior Funding, Inc. and Jason Herring and all parties in privity with them, ordering them to turn over all payments on notes in FH Partners’ possession to FH Partners and not to interfere with FH Partners’ collection of note payments. On March 27, 2008, the Court entered a temporary injunction that extended the temporary restraining order and also ordered Superior Funding, Inc. and Mr. Herring and all parties in privity with them to turn over books and records and execute transfer documents. Trial has been set in the collection suit for October 27, 2008. There is no trial date set in the suit by Superior et al. against FH Partners and Prosperity. FirstCity intends to pursue the collection suit and defend the liability suit vigorously.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as previously disclosed under Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes purchases of common stock during the first quarter 2008:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Month	Purchased	Per Share	or Programs (1)	or Programs
January	67,500	$8.12	67,500
February	197,030	$8.07	197,030
March	—	$—	—
Total	264,530	$8.08	264,530	654,970

(1)  The Company has a stock repurchase program that was approved by the Board of Directors in August 2006 for the repurchase of up to 1,000,000 shares of the Company’s common stock in the open market or otherwise from time to time. On February 6, 2008, the Board of Directors approved the repurchase of an additional 500,000 shares (up to a total of 1,500,000 shares) and the plan was extended to August 30, 2009.

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

Revolving Credit Agreement, dated August 26, 2005, among FH Partners, L.P., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 1, 2005)

10.2	—

Guaranty Agreement, dated August 26, 2005, executed by FirstCity Financial Corporation, FirstCity Commercial Corporation, FirstCity Europe Corporation, FirstCity Holdings Corporation, FirstCity International Corporation, FirstCity Mexico, Inc., and FirstCity Servicing Corporation for the benefit of Bank of Scotland, as agent, and lenders (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated September 1, 2005)

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

Consultant Agreement, dated April 1, 2004, by and between FirstCity Servicing Corporation and G. Stephen Fillip (incorporated herein by reference to Exhibit 10.20 of the Company’s Form 10-Q dated May 14, 2004)

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

Amendment No. 9 to Revolving Credit Agreement, dated as of June 29, 2007, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.23 of the Company’s Form 10-Q dated August 10, 2007)

10.24	—

Amendment No. 1 to Revolving Credit Agreement, dated June 29, 2007, among FH Partners, L.P., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.24 of the Company’s Form 10-Q dated August 10, 2007)

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

amended the Revolving Credit Agreement to extend time period for closing of subordinate credit facility to be provided by BoS (USA), Inc. to November 16, 2007 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 8, 2007)

31.1*	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION

	By:	/s/ JAMES T. SARTAIN
James T. Sartain
President and Chief Executive
Officer and Director
(Duly authorized officer and
Principal Executive Officer)

	By:	/s/ J. BRYAN BAKER
J. Bryan Baker
Senior Vice President and Chief
Financial Officer
(Duly authorized officer and
Principal Financial Officer)
Dated: May 12, 2008

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

Amendment No. 9 to Revolving Credit Agreement, dated as of June 29, 2007, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.23 of the Company’s Form 10-Q dated August 10, 2007)

10.24	—

Amendment No. 1 to Revolving Credit Agreement, dated June 29, 2007, among FH Partners, L.P., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.24 of the Company’s Form 10-Q dated August 10, 2007)

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

amended the Revolving Credit Agreement to extend time period for closing of subordinate credit facility to be provided by BoS (USA), Inc. to November 16, 2007 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 8, 2007)

31.1*	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.