Form 10-K/A
period 2007-12-31
FIRSTCITY FINANCIAL CORP
filed 2008-07-31
CIK 828678

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 3)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of common stock outstanding at June 23, 2008, was 10,270,707.

EXPLANATORY NOTE

FirstCity Financial Corporation (the “Company”) is filing this Amendment No. 3 on Form 10-K/A (“Amendment No. 3 Filing”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as originally filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008 (“Original Filing”), and subsequently amended by Amendment No. 1 on Form 10-K/A as filed with the SEC on April 29, 2008 and Amendment No. 2 on Form 10-K/A as filed with the SEC on May 12, 2008, for the sole purpose of including the financial statements of PRL Developpement, S.A.S. (“PRL”) in this Amendment No. 3 Filing due to PRL meeting certain tests as a significant subsidiary of the Company under SEC Rule 3-09 under Regulation S-X (“Rule 3-09”). Rule 3-09 requires the Company to file separate company financial statements for its significant subsidiaries that are not consolidated with the Company’s accounts.

Except for the additions described above, this Amendment No. 3 Filing speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments after the date of the Original Filing.  Accordingly, this Amendment No. 3 Filing should be read in conjunction with the Company’s filings made with the SEC after the filing of the Original Filing on March 17, 2008.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to the Amendment No. 3 Filing under Item 15 of Part IV hereof.

PART II

Item 8.  Financial Statements and Supplementary Data.

Included as Exhibit 99 to this Amendment No. 3 Filing are the consolidated financial statements and related footnotes of PRL, a non-controlled affiliate of the Company, as of and for the years ended December 31, 2007, 2006 and 2005 (collectively, “the financial statements”). The Company is required to include the PRL financial statements in this Amendment No. 3 Filing due to PRL meeting certain tests as a significant subsidiary under Rule 3-09.

The financial statements are prepared by PRL in accordance with accounting principles applicable in France. Amounts in the PRL financial statements are expressed in Euros, which is the functional currency of the entity. The management of PRL is solely responsible for the form and content of the PRL financial statements. The Company has no responsibility for the form or content of the PRL financial statements since the Company does not control PRL and is not involved in the management of PRL. The accounting and reporting requirements of the SEC and the Sarbanes-Oxley Act of 2002 do not apply to the PRL financial statements or to PRL’s system of internal accounting controls and control over financial reporting.

PRL’s financial statements are prepared in accordance with accounting principles applicable in France, which differ in some instances from the accounting principles used in the United States of America. Following are the primary differences between general accounting principles applicable in France and U.S. generally accepted accounting principles (“U.S. GAAP”):

a.               Equity in earnings of investments.  PRL recognizes income from MCS et Associes (“MCS”), a French servicing company in which the Company holds a 19.63% investment, to the extent dividends are received from MCS. Under U.S. GAAP, as required by APB Opinion No. 18, PRL’s investment in MCS would be recorded using the equity method of accounting, in which PRL’s investment in MCS would be increased to reflect PRL’s share of income of MCS and would be reduced to reflect PRL’s share of losses of MCS or dividends received from MCS.

b.              Income recognition on non-performing portfolio assets.  MCS, a French servicing company in which the Company holds a 19.63% investment, owns a pool of non-performing loans and recognizes income to the extent that proceeds collected exceed a pro rata portion of allocated cost from the pool. Cost allocation is determined by MCS based on a proration of actual proceeds divided by total estimated proceeds of the pool. Under U.S. GAAP, as required by SOP 03-3, the excess cash flows expected to be collected over the initial investment in the pool is generally recorded as interest income over the life of the pool. This difference between general accounting principles applicable in France and U.S. GAAP impacts the amount of equity in earnings of investments recognized by PRL for MCS under U.S. GAAP as discussed in item a. above.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Item 15 on pages 134 to 137 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 17, 2008, as amended, is amended by the addition of the following exhibits:

3.  Exhibits

Exhibit Number		Description of Exhibit
23.1*	—	Consent of CAPROGEC AUDIT, SA

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	—	Financial statements of PRL Developpement, S.A.S. as of and for the years ended December 31, 2007, 2006 and 2005.

*                 Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION

Date: July 31, 2008	By:	/s/ JAMES T. SARTAIN
James T. Sartain
President and Chief Executive Officer
(Duly authorized officer and
Principal Executive Officer)

/s/ J. BRYAN BAKER
J. Bryan Baker
Senior Vice President and Chief Financial Officer
(Duly authorized officer and
Principal Financial Officer)