Form 10-Q
period 2008-06-30
FIRSTCITY FINANCIAL CORP
filed 2008-08-11
CIK 828678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of common stock, par value $.01 per share, outstanding at August 4, 2008 was 10,248,307.

PART I

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$12,316	$23,037
Restricted cash	1,190	509
Portfolio Assets, net	147,840	122,001
Loans receivable - affiliates	18,980	5,447
Loans receivable - SBA held for sale	2,219	133
Loans receivable - SBA held for investment, net	13,692	14,234
Loans receivable - other	16,492	5,995
Equity investments	87,624	87,622
Deferred tax asset, net	20,101	20,101
Service fees receivable ($596 and $785 from affiliates, respectively)	711	842
Servicing assets - SBA loans	749	843
Other assets, net	26,709	17,355
Total Assets	$348,623	$298,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable to banks	$230,585	$177,329
Note payable to affiliate	8,658	—
Minority interest	3,066	3,209
Other liabilities	12,122	10,758
Total Liabilities	254,431	191,296
Commitments and contingencies (note 13)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 11,326,937 and 11,326,937, respectively; shares outstanding: 10,266,107 and 10,746,437, respectively)	113	113
Treasury stock, at cost: 1,060,830 shares and 580,500 shares, respectively	(9,223)	(5,978)
Paid in capital	101,662	101,240
Retained earnings (accumulated deficit)	(511)	9,602
Accumulated other comprehensive income	2,151	1,846
Total Stockholders’ Equity	94,192	106,823
Total Liabilities and Stockholders’ Equity	$348,623	$298,119

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Servicing fees ($2,484 and $2,728 from affiliates for the three month periods, respectively, and $4,648 and $5,181 from affiliates for the six month periods, respectively)	$2,706	$2,977	$4,906	$5,582
Income from Portfolio Assets	5,622	5,685	10,557	10,720
Gain on sale of SBA loans held for sale, net	133	343	142	624
Interest income from SBA loans	366	606	842	914
Interest income from affiliates	483	140	633	266
Interest income from loans receivable - other	355	982	630	1,889
Revenue from controlled affiliate	859	—	1,664	—
Other income	965	538	1,619	997
Total revenues	11,489	11,271	20,993	20,992
Expenses:
Interest and fees on notes payable	3,758	4,668	7,441	8,919
Salaries and benefits	5,297	3,864	10,327	7,857
Provision for loan and impairment losses	7,090	746	10,120	1,072
Occupancy, data processing, property protection and other	4,680	4,388	8,605	8,321
Total expenses	20,825	13,666	36,493	26,169
Equity in earnings of investments	3,008	4,332	5,848	6,158
Earnings (loss) from continuing operations before income taxes and minority interest	(6,328)	1,937	(9,652)	981
Income tax expense	(98)	(146)	(289)	(213)
Minority interest	(53)	15	(31)	123
Earnings (loss) from continuing operations	(6,479)	1,806	(9,972)	891
Discontinued operations
Loss from discontinued operations	(50)	—	(141)	—
Net earnings (loss)	$(6,529)	$1,806	$(10,113)	$891
Basic earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations	$(0.63)	$0.17	$(0.96)	$0.08
Discontinued operations	$—	$—	$(0.01)	$—
Net earnings (loss) to common stockholders	$(0.63)	$0.17	$(0.97)	$0.08
Weighted average common shares outstanding	10,357	10,789	10,471	10,789
Diluted earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations	$(0.63)	$0.16	$(0.96)	$0.08
Discontinued operations	$—	$—	$(0.01)	$—
Net earnings (loss) to common stockholders	$(0.63)	$0.16	$(0.97)	$0.08
Weighted average common shares outstanding	10,357	11,397	10,471	11,414

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Dollars in thousands)

						Retained	Accumulated
						Earnings	Other	Total
	Common Stock		Treasury Stock		Paid in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Equity

Balances, December 31, 2006	11,316,937	$113	530,300	$(5,571)	$100,562	$7,417	$1,372	$103,893
Exercise of common stock options	10,000	—	—	—	35	—	—	35
Repurchase of common stock	—	—	50,200	(407)	—	—	—	(407)
Additional paid in capital arising from stock option compensation expense	—	—	—	—	643	—	—	643
Comprehensive income:
Net earnings for 2007	—	—	—	—	—	2,185	—	2,185
Translation adjustments	—	—	—	—	—	—	474	474
Total comprehensive income								2,659
Balances, December 31, 2007	11,326,937	$113	580,500	$(5,978)	$101,240	$9,602	$1,846	$106,823
Repurchase of common stock	—	—	480,330	(3,245)	—	—	—	(3,245)
Additional paid in capital arising from stock option compensation expense	—	—	—	—	422	—	—	422
Comprehensive income (loss):
Net loss for the first six months of 2008	—	—	—	—	—	(10,113)	—	(10,113)
Translation adjustments	—	—	—	—	—	—	305	305
Total comprehensive loss								(9,808)
Balances, June 30, 2008 (unaudited)	11,326,937	$113	1,060,830	$(9,223)	$101,662	$(511)	$2,151	$94,192

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$(10,113)	$891
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Net loss from discontinued operations	141	—
Purchase of SBA loans held for sale	—	(18,355)
Net principal payments (advances) on SBA loans held for sale	(4,811)	(413)
Proceeds from the sale of SBA loans held for sale, net	2,993	15,772
Purchases of Portfolio Assets	(47,345)	(45,273)
Proceeds applied to principal on Portfolio Assets	30,924	41,116
Income from Portfolio Assets	(10,557)	(10,720)
Capitalized interest and costs on Portfolio Assets and loans receivable	(982)	(685)
Provision for loan and impairment losses	10,120	1,072
Equity in earnings of investments	(5,848)	(6,158)
Gain on sale of SBA loans held for sale, net	(142)	(624)
Depreciation and amortization	1,834	1,365
Net premium amortization of loans receivable	(199)	(164)
Stock-based compensation expense related to stock options	422	289
Increase in restricted cash	(681)	(500)
Decrease (increase) in service fees receivable	131	(375)
Increase in other assets	(9,103)	(2,227)
Increase in other liabilities	1,568	2,328
Net cash used in operating activities	(41,648)	(22,661)
Cash flows from investing activities:
Purchases of property and equipment, net	(1,220)	(422)
Net principal collections (advances) on loans receivable	(23,377)	(4,499)
Purchases of SBA loans held for investment	—	(17,406)
Net principal collections (advances) on SBA loans held for investment	445	1,700
Contributions to Acquisition Partnerships and Servicing and Operating Entities	(2,491)	(21,146)
Distributions from Acquisition Partnerships and Servicing and Operating Entities	11,052	25,205
Net cash used in investing activities	(15,591)	(16,568)
Cash flows from financing activities:
Borrowings under note payable to affiliate	8,658	—
Borrowings under notes payable to banks	93,807	116,973
Principal payments of notes payable to banks, net	(51,773)	(77,689)
Payments of debt issuance costs and loan fees	(921)	(647)
Repurchase of common stock	(3,245)	—
Proceeds from issuance of common stock	—	18
Net cash provided by financing activities	46,526	38,655
Net cash used in continuing operations	(10,713)	(574)
Cash flows from discontinued operations:
Net cash used in operating activities	(8)	(18)
Net cash used in discontinued operations	(8)	(18)
Net decrease in cash and cash equivalents	(10,721)	(592)
Cash and cash equivalents, beginning of period	23,037	18,472
Cash and cash equivalents, end of period	$12,316	$17,880
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,154	$7,741
Income taxes, net of refunds received	179	48

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Dollars in thousands, except per share data)

(Unaudited)

(1)  Basis of Presentation and Summary of Significant Accounting Policies

The Company

FirstCity Financial Corporation and subsidiaries (the “Company” or “FirstCity”) is a financial services company with offices throughout the United States and Mexico, and a presence in France, Germany, Brazil and Chile. At June 30, 2008, the Company was engaged in one principal reportable segment – Portfolio Asset acquisition and resolution. The portfolio asset acquisition and resolution business involves acquiring portfolios of loans, real estate and other assets or similar single-asset investments (collectively referred to as “Portfolios” or “Portfolio Assets”). The Company generally acquires Portfolio Assets at a discount to their legal principal balances or appraised values, and then services and resolves the Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. The Company also invests in special situations and restructuring arrangements such as acquiring or financing distressed debt and businesses, originating junior- and senior-bridge loans, and executing lower middle-market buyouts.

Basis of Presentation

The unaudited consolidated financial statements of FirstCity reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at June 30, 2008, its results of operations for the three and six month periods ended June 30, 2008 and 2007 and cash flows for the six month periods ended June 30, 2008 and 2007.  Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K, as amended. Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to current consolidated financial statement presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near-term relate to the estimation of future collections on Portfolio Assets used in the calculation of income and evaluation of impairment for Portfolios; interest rate environments; valuation of the deferred tax asset; prepayment speeds and valuation of servicing assets; valuation of loans receivable (including loans receivable held in securitization trusts); and income tax uncertainties. Actual results could differ materially from those estimates.

Restricted Cash

Restricted cash includes monies due on loan-related remittances received by the Company and due to third parties.

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to current consolidated financial statement presentation. In all reporting periods prior to December 31, 2007, FirstCity reported payments of debt issuance costs and loan fees in cash flows from operating activities on the Consolidated Statements of Cash Flows. The Company is now reporting these items in cash flows from financing activities. Prior period amounts reported on the Consolidated Statements of Cash Flows have been adjusted to conform to this treatment which is required under U.S. generally accepted accounting principles. The total amount reclassified was $647 for the six month period ended June 30, 2007. In addition, for the six-month period ended December 31, 2007, FirstCity reported cash received on loan-related remittances and due to third parties as cash and cash equivalents on the Consolidated Balance Sheets. The Company is now reporting this amount as restricted cash on the Consolidated Balance Sheets and cash flows from operating activities on the Consolidated Statements of Cash Flows. The total amount reclassified was $509 at December 31, 2007 on the Consolidated Balance Sheets, and $500 for the six-month period ended June 30, 2007 on the Consolidated Statements of Cash Flows. Management believes that these changes to the Consolidated Statements of Cash Flows and Consolidated Balance Sheets as described above are immaterial relative to the consolidated financial statements taken as a whole. These reclassifications have the following impact on the consolidated financial statements:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Six Months Ended
June 30,
2007
Consolidated Statements of Cash Flows:
Cash flows from operating activities (as reported)	$(22,808)
Impact of reclassification on payments of debt issuance costs and loan fees	647
Impact of reclassification on change in restricted cash	(500)
Cash flows from operating activities (as corrected)	$(22,661)

Cash flows from financing activities (as reported)	$39,302
Impact of reclassification on payments of debt issuance costs and loan fees	(647)
Cash flows from financing activities (as corrected)	$38,655

December 31,
2007
Consolidated Balance Sheets:
Cash and cash equivalents (as reported)	$23,546
Impact of reclassification of restricted cash	(509)
Cash and cash equivalents (as corrected)	$23,037

Restricted cash (as reported)	$—
Impact of reclassification of restricted cash	509
Restricted cash (as corrected)	$509

(2)  Recently Issued and Recently Adopted Accounting Standards

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. SFAS 161 will be effective for the Company’s interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. SFAS 161 expands the disclosure requirements for derivatives and hedged items and has no impact on the Company’s accounts for any such instruments. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statement disclosures.

In December 2007, FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (“SFAS 160”). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as “minority interests”) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. Both SFAS 141R and SFAS 160 are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its financial condition and results of operations.

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides entities an opportunity to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 is optional and, if adopted, would be effective for the Company’s 2008 fiscal year. The Company elected not to adopt SFAS 159. As such, SFAS 159 did not impact the Company’s financial condition, results of operations and cash flows, or financial statement footnote disclosures.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

(3) Discontinued Operations

Discontinued operations are comprised of two components previously reported as the Company’s residential and commercial mortgage banking business (“Mortgage”) and the consumer lending business conducted through the Company’s minority interest investment in Drive Financial Services LP (“Consumer”). In the second quarter of 2008, the Company recorded a provision of $46 related to the discontinued Mortgage operations. There was no income or loss from discontinued operations in the first six months of 2007. At June 30, 2008 and December 31, 2007, liabilities from discontinued Consumer operations of $688 and $568, respectively, which consist of state income taxes payable, were included in other liabilities.

(4)  Portfolio Assets

Portfolio Assets are summarized as follows:

	June 30,	December 31,
	2008	2007
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$3,686	$4,177
Performing Portfolio Assets	915	1,266
Loans Acquired After 2004
Loans acquired with credit deterioration	117,699	97,630
Loans acquired with no credit deterioration	4,124	3,871
Outstanding balance	126,424	106,944
Allowance for loan losses	(10,454)	(1,723)
Carrying amount of loans, net of allowance	115,970	105,221

Real Estate Portfolios	29,958	14,832
Other	1,912	1,948
Portfolio Assets, net	$147,840	$122,001

In the first quarter of 2008, the Company discontinued using the income recognition model under AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”) for previously-purchased non-performing loan portfolios in Mexico. Recognition of income under SOP 03-3 is dependent on management having the ability to develop reasonable expectations as to both the timing and amount of cash flows to be collected. In the event management cannot develop a reasonable expectation of the timing and amount of cash flows expected to be collected, SOP 03-3 permits the use of the cost-recovery accounting model. Due to uncertainties related to the legal and economic environment in Mexico, management determined that it no longer has the ability to develop a reasonable expectation of the timing of cash flows to be collected, and as of January 1, 2008, began accounting for its non-performing loan portfolios in Mexico under the cost-recovery accounting model – which requires collections received to be applied first against the recorded amount of the loan or pool. When the carrying amount of the loan or pool has been reduced to zero, any additional amounts received are recognized as income. The Company evaluates at the balance sheet date if the remaining amount that is probable of collection is less than the carrying value, and if so, recognizes impairment. For subsequent increases in the actual cash flows or cash flows expected to be collected, management will reverse any existing valuation allowance for that loan or pool. At June 30, 2008, the Company’s carrying amount of non-performing loans in Mexico accounted for using the cost-recovery model in the caption “Loans Acquired After 2004 – Loans acquired with credit deterioration” in the table above approximated $14.9 million. The Company acquired $8.7 million of loan portfolios in Mexico with credit deterioration in the second quarter of 2008 that are accounted for using the cost-recovery accounting model under SOP 03-3.

On June 20, 2008, FirstCity and another investor acquired a portfolio of non-performing loans in Mexico for $8.7 million. FirstCity accounted for the investment as a consolidated Portfolio Asset at June 30, 2008 since it has a 58.0% ownership interest in the portfolio. Per terms of the purchase agreement, the other investor (42.0% ownership interest) has the option to acquire additional interests in the loan portfolio so that it would own 80.0% by paying FirstCity an amount equal to 38.0% of the portfolio’s purchase price (and FirstCity would subsequently own 20.0% of the portfolio). If the investor does not exercise its option within sixty-two days from the portfolio purchase date, then FirstCity and the investor will execute a servicing agreement that will entitle FirstCity to receive from the investor an oversight fee in the amount of $698.

Certain Portfolio Assets are pledged to secure a $100.0 million revolving loan facility between FH Partners LLC, an indirect wholly-owned affiliate of FirstCity, and Bank of Scotland. See Note 2 to the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC” or “Commission”) on March 17, 2008 for a description of this revolving credit agreement. In addition, certain Portfolio Assets are pledged to secure notes payable of certain consolidated affiliates of FirstCity that are generally non-recourse to FirstCity or any affiliate other than the acquiring entity that incurred the debt.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Income from Portfolio Assets is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$75	$126	$255	$868
Performing Portfolio Assets	37	213	143	562
Loans Acquired After 2004
Loans acquired with credit deterioration	4,913	5,084	8,466	8,150
Loans acquired with no credit deterioration	97	204	209	696
Real Estate Portfolios	447	—	1,376	328
Other	53	58	108	116
Income from Portfolio Assets	$5,622	$5,685	$10,557	$10,720

The Company recorded a provision for loan and impairment losses on Portfolio Assets of approximately $9,886 for the six month period ended June 30, 2008, which is comprised of a $994 impairment charge on real estate portfolios and an $8,892 allowance for loan losses, net of recoveries.  For the six month period ended June 30, 2007, the Company recorded a provision for loan and impairment losses on Portfolio Assets of $1,003, which is comprised of a $92 impairment charge on real estate portfolios and a $911 allowance for loan losses.

The changes in the allowance for loan losses on Portfolio Assets are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Beginning Balance	$(4,273)	$(567)	$(1,723)	$(333)
Provisions	(6,287)	(791)	(9,154)	(1,025)
Recoveries	107	114	262	114
Charge Offs	—	—	162	—
Translation adjustments	(1)	—	(1)	—
Ending Balance	$(10,454)	$(1,244)	$(10,454)	$(1,244)

Changes in accretable yield for loans acquired after 2004 with evidence of credit deterioration are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Beginning Balance	$31,318	$35,670	$35,951	$32,339
Additions	16,898	1,967	20,213	3,236
Accretion	(3,476)	(3,867)	(6,734)	(6,581)
Reclassification from (to) nonaccretable difference	1,210	—	(2,628)	5,165
Disposals	(1,257)	(1,567)	(2,451)	(1,919)
Translation adjustments	306	38	648	1
Ending Balance	$44,999	$32,241	$44,999	$32,241

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Loans acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Face value at acquisition	$64,903	$15,653	$74,755	$50,550
Cash flows expected to be collected at acquisition	53,150	8,705	63,285	38,827
Basis in acquired loans at acquisition	36,252	6,738	43,072	35,591

(5)  Loans Receivable

Loans receivable – affiliates

Loans receivable – affiliates, which are designated by management as held for investment, are summarized as follows:

	June 30,	December 31,
	2008	2007
Outstanding balance	$18,310	$4,967
Capitalized interest	670	480
Carrying amount of loans, net	$18,980	$5,447

The summary of activity in loans receivable – affiliates is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Beginning Balance	$5,403	$4,876	$5,447	$4,755
Advances	13,500	136	13,500	486
Payments received	(46)	(52)	(514)	(374)
Capitalized interest	95	79	191	144
Foreign exchange gains	28	45	356	73
Ending Balance	$18,980	$5,084	$18,980	$5,084

Loans receivable – affiliates represent advances to Acquisition Partnerships and other affiliated entities to acquire portfolios of performing and nonperforming commercial and consumer loans and other assets; and a senior debt financing arrangement with an affiliated entity to provide capital for business expansion. The loans are reported at their outstanding principal balances adjusted for unearned discounts, loan origination fees, and the allowance for loan losses. Interest is accrued when earned in accordance with the contractual terms of the loans. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs are amortized as level-yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans.  Loans receivable – affiliates are generally secured by the underlying collateral that was acquired with the loan proceeds. Advances to affiliates to acquire loan portfolios are secured by the underlying collateral of the individual notes within the portfolios, which is generally real estate and foreclosed properties; whereas the advance to the affiliate for business expansion purposes is secured by equipment and ownership interests.

Loans receivable – affiliates are evaluated for impairment by analyzing expected future cash flows and evaluating values of the underlying loan collateral. For advances secured by loan portfolios, management analyzes the expected cash flows within each pool to determine that the cash flows are sufficient to repay these notes. For the loan secured by equipment and ownership interests, management analyzes the expected future cash flows from the borrowing entity (discounted for the loan’s risk-adjusted rate), and the values of the underlying collateral, to determine whether the Company expects to ultimately collect all contractual principal and interest. The results of management’s evaluations indicated that projected cash flows

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

and underlying collateral are sufficient to repay the loans and no allowances for impairment are necessary. The Company recorded no provisions for impairment on loans receivable – affiliates for the six months ended June 30, 2008 and 2007.

Loans receivable – SBA held for sale

Loans receivable – SBA held for sale are summarized as follows:

	June 30,	December 31,
	2008	2007
Outstanding balance	$2,191	$133
Capitalized costs	28	—
Carrying amount of loans, net	$2,219	$133

Changes in loans receivable – SBA held for sale are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Beginning Balance	$1,055	$11,484	$133	$—
Purchases of loans	—	—	—	18,355
Originations and advances of loans	3,752	760	4,842	824
Payments received	(29)	(224)	(31)	(411)
Capitalized costs	7	—	26	—
Loans sold	(2,566)	(7,979)	(2,751)	(14,539)
Premium amortization, net	—	(211)	—	(399)
Ending Balance	$2,219	$3,830	$2,219	$3,830

Loans receivable – SBA held for sale represent U.S. Small Business Administration (“SBA”) loans acquired by the Company in February 2007 and SBA loan originations and advances made since such time.  SBA loans held for sale represent the portions of the loans that are guaranteed by the SBA, and are reflected at the lower of aggregate cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale. SBA loans are generally secured by the borrowing entities’ assets such as accounts, property and equipment, and other assets. The Company generally sells the guaranteed portion of each loan to a third party and retains the servicing rights. The difference between the proceeds received and the allocated carrying value of the loans sold are recognized as net gains on sales of loans.  The non-guaranteed portion is generally held in the portfolio and classified as held for investment.  The Company recorded no write-downs of SBA loans held for sale below their cost for the six months ended June 30, 2008 and 2007.

Loans receivable – SBA held for investment, net

Loans receivable – SBA held for investment are summarized as follows:

	June 30,	December 31,
	2008	2007
Outstanding balance	$15,095	$15,727
Allowance for loan losses	(233)	(151)
Discounts, net	(1,201)	(1,346)
Capitalized costs	31	4
Carrying amount of loans, net	$13,692	$14,234

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Changes in loans receivable – SBA held for investment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Beginning Balance	$12,988	$16,538	$14,234	$—
Purchases of loans	—	—	—	17,406
Originations and advances of loans	1,241	253	1,604	275
Payments received	(457)	(1,152)	(2,071)	(1,977)
Capitalized costs	20	2	27	2
Provision for SBA loan losses, net	(110)	(69)	(82)	(69)
Discount accretion, net	10	(92)	145	(157)
Charge offs	—	—	(165)	—
Ending Balance	$13,692	$15,480	$13,692	$15,480

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

Changes in the allowance for loan losses related to loans receivable – SBA held for investment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Beginning Balance	$(123)	$—	$(151)	$—
Provisions	(110)	(69)	(234)	(69)
Recoveries	—	—	2	—
Charge Offs	—	—	150	—
Ending Balance	$(233)	$(69)	$(233)	$(69)

Loans receivable – other

Loans receivable – other, which are designated by management as held for investment, are summarized as follows:

	June 30,	December 31,
	2008	2007
Outstanding balance	$16,389	$5,502
Discounts, net	(508)	(24)
Capitalized interest and costs	611	517
Carrying amount of loans, net	$16,492	$5,995

Changes in loans receivable – other are as follows:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Beginning Balance	$5,965	$27,956	$5,995	$23,991
Advances	10,480	3,000	10,472	6,646
Payments received	(58)	(2,259)	(81)	(2,259)
Capitalized interest and costs	84	267	93	501
Discount accretion, net	18	58	24	119
Foreign exchange gains (losses)	3	201	(11)	225
Ending Balance	$16,492	$29,223	$16,492	$29,223

Loans receivable – other include loans made to non-affiliated entities and are secured by the borrowing entities’ assets such as accounts receivable, inventory, property and equipment, and various other assets. The loans are reported at their outstanding principal balances adjusted for unearned discounts, loan origination fees, and the allowance for loan losses. Interest is accrued when earned in accordance with the contractual terms of the loans. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding.  Loan origination fees and direct costs are amortized as level-yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Management evaluates these loans for impairment by analyzing the expected future cash flows from the borrowing entity (discounted for the loans’ risk-adjusted rates), and the values of the underlying collateral, to determine whether the Company expects to ultimately collect all contractual principal and interest. The results of this evaluation indicated that projected cash flows and underlying collateral are sufficient to repay the loans and no allowances for impairment were necessary. The Company recorded no provisions for impairment on loans receivable – other for the six months ended June 30, 2008 and 2007.

(6)  Equity Investments

The Company has investments in Acquisition Partnerships and their general partners and investments in servicing and operating entities that are accounted for under the equity method of accounting. The condensed combined financial position and results of operations of the Acquisition Partnerships (excluding servicing entities), which include the domestic and foreign Acquisition Partnerships and their general partners, are summarized below:

Condensed Combined Balance Sheets

	June 30,	December 31,
	2008	2007
Assets	$464,024	$457,490
Liabilities	$147,117	$141,430
Net equity	316,907	316,060
	$464,024	$457,490

Equity investment in Acquisition Partnerships	$76,133	$76,078
Equity investment in servicing and operating entities	11,491	11,544
	$87,624	$87,622

Portfolio Assets held by certain Acquisition Partnerships are pledged to secure notes payable that are generally non-recourse to FirstCity or any affiliate other than the partnership entity that incurred the debt.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Condensed Combined Summary of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income from Portfolio Assets	$26,781	$22,096	$51,072	$44,836
Other income	765	174	1,094	722
Revenues	27,546	22,270	52,166	45,558
Interest expense	5,337	2,801	7,213	5,808
Average cost (annualized)	14.29%	13.79%	9.79%	13.00%
Service fees	8,214	4,912	13,162	9,633
Provision for loan and impairment losses	3,388	103	8,746	6,664
Other operating costs	5,602	4,164	11,418	8,332
Foreign currency (gains) losses	(5,435)	(3,587)	(8,380)	(3,322)
Income tax and other taxes	705	(1,742)	1,737	(1,708)
Expenses	17,811	6,651	33,896	25,407
Equity in earnings of investments	859	759	1,636	816
Net earnings	$10,594	$16,378	$19,906	$20,967

Equity in earnings of Acquisition Partnerships	$3,017	$3,673	$5,338	$5,454
Equity in earnings of servicing and operating entities	(9)	659	510	704
	$3,008	$4,332	$5,848	$6,158

In the first quarter of 2008, the Company discontinued using the income recognition model under SOP 03-3 for previously-purchased non-performing loan portfolios in Mexico (refer to Note 4 for a detailed discussion). In accordance with SOP 03-3, the Acquisition Partnerships now account for their non-performing loan portfolios in Mexico under the cost-recovery model – which requires collections received to be applied first against the recorded amount of the loan or pool. At June 30, 2008, the Acquisition Partnerships’ carrying amount of non-performing loans in Mexico accounted for using the cost-recovery model in the caption “Assets” in the “Condensed Combined Balance Sheets” table above approximated $156.5 million. The Acquisition Partnerships did not acquire any loan portfolios in Mexico with credit deterioration in the second quarter of 2008 that are within the scope of SOP 03-3.

The assets and equity of the Acquisition Partnerships and equity investments in the Acquisition Partnerships are summarized by geographic region below. The WAMCO Partnerships represent limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.

	June 30,	December 31,
	2008	2007
Assets:
Domestic:
WAMCO Partnerships	$70,465	$87,086
Other	7,789	7,758
Latin America	228,975	200,780
Europe:
P.R.L. Developpement, SAS	25,645	21,794
Other	131,150	140,072
	$464,024	$457,490

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

	June 30,	December 31,
	2008	2007
Equity:
Domestic:
WAMCO Partnerships	$38,258	$44,309
Other	4,320	4,237
Latin America	178,236	168,108
Europe:
P.R.L. Developpement, SAS	24,034	19,728
Other	72,059	79,678
	$316,907	$316,060
Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$19,134	$22,065
Other	2,074	2,064
Latin America	24,032	21,555
Europe:
P.R.L. Developpement, SAS	10,995	9,085
Other	19,898	21,309
	$76,133	$76,078

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings (loss) of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Domestic:
WAMCO Partnerships	$3,129	$4,020	$6,050	$8,372
Other	103	352	297	597
Latin America	12,495	10,130	23,726	19,442
Europe:
P.R.L. Developpement, SAS	1,301	242	1,598	746
Other	10,518	7,526	20,495	16,401
	$27,546	$22,270	$52,166	$45,558

Net earnings:
Domestic:
WAMCO Partnerships	$(235)	$2,383	$559	$2,982
Other	(75)	125	(316)	105
Latin America	3,007	8,201	5,990	6,563
Europe:
P.R.L. Developpement, SAS	1,591	1,145	2,769	1,657
Other	6,306	4,524	10,904	9,660
	$10,594	$16,378	$19,906	$20,967
Equity in earnings of Acquisition
Partnerships:
Domestic:
WAMCO Partnerships	$(88)	$1,074	$292	$1,343
Other	(24)	39	(138)	21
Latin America	735	887	1,104	877
Europe:
P.R.L. Developpement, SAS	728	498	1,215	721
Other	1,666	1,175	2,865	2,492
	$3,017	$3,673	$5,338	$5,454

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Combining statements of operations for the WAMCO Partnerships follow. WAMCO 30 is considered to be a significant subsidiary of FirstCity.

Three Months Ended June 30, 2008

	WAMCO	Other
	30	Partnerships	Combined
Income from Portfolio Assets	$1,944	$1,183	$3,127
Other income, net	2	—	2
Revenues	1,946	1,183	3,129
Interest and fees on notes payable	(363)	(38)	(401)
Provision for loan and impairment losses	(989)	(1,304)	(2,293)
Servicing fees — affiliate	(138)	(132)	(270)
General, administrative and operating expenses	(310)	(90)	(400)
Expenses	(1,800)	(1,564)	(3,364)
Net earnings (loss)	$146	$(381)	$(235)

Three Months Ended June 30, 2007

	WAMCO	Other
	30	Partnerships	Combined
Income from Portfolio Assets	$2,937	$1,019	$3,956
Other income, net	62	2	64
Revenues	2,999	1,021	4,020
Interest and fees on notes payable	(603)	(127)	(730)
Provision for loan and impairment losses	577	(61)	516
Servicing fees — affiliate	(711)	(159)	(870)
General, administrative and operating expenses	(428)	(125)	(553)
Expenses	(1,165)	(472)	(1,637)
Net earnings	$1,834	$549	$2,383

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Six Months Ended June 30, 2008

	WAMCO	Other
	30	Partnerships	Combined
Income from Portfolio Assets	$3,487	$2,551	$6,038
Other income, net	11	1	12
Revenues	3,498	2,552	6,050
Interest and fees on notes payable	(836)	(96)	(932)
Provision for loan and impairment losses	(1,212)	(1,704)	(2,916)
Servicing fees — affiliate	(252)	(442)	(694)
General, administrative and operating expenses	(783)	(166)	(949)
Expenses	(3,083)	(2,408)	(5,491)
Net earnings	$415	$144	$559

Six Months Ended June 30, 2007

	WAMCO	Other
	30	Partnerships	Combined
Income from Portfolio Assets	$6,231	$2,032	$8,263
Other income, net	105	4	109
Revenues	6,336	2,036	8,372
Interest and fees on notes payable	(1,303)	(259)	(1,562)
Provision for loan losses	(487)	(476)	(963)
Servicing fees — affiliate	(1,055)	(371)	(1,426)
General, administrative and operating expenses	(1,114)	(325)	(1,439)
Expenses	(3,959)	(1,431)	(5,390)
Net earnings	$2,377	$605	$2,982

At June 30, 2008, the Company had $37.2 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt.

Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was ($1.5) million for the six months ended June 30, 2008 and $156 for the same period in 2007.

(7)  Servicing Assets — SBA Loans

In accordance with SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), servicing rights purchased or resulting from the sale of loans are initially recognized at fair value at the date of acquisition or transfer. Subsequent to the date of purchase or sale, the Company elected to measure the carrying value of the servicing assets by using the amortization method – which amortizes the servicing assets in proportion to and over the period of estimated net servicing income, and evaluates servicing assets for impairment based on fair value at each reporting date. The Company evaluates the possible impairment of servicing assets based on the difference between the carrying amount and current fair value of the servicing assets. Impairment is charged to servicing fees in the period recognized.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Changes in the Company’s amortized servicing assets are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Beginning Balance	$839	$854	$885	$—
Servicing Assets capitalized	52	140	54	1,009
Servicing Assets amortized	(50)	(55)	(98)	(70)
Ending Balance	$841	$939	$841	$939

Reserve for impairment of servicing assets:
Beginning Balance	$(110)	$(39)	$(42)	$—
Impairments	(1)	(9)	(69)	(48)
Recoveries	19	—	19	—
Charge Offs	—	—	—	—
Ending Balance	$(92)	$(48)	$(92)	$(48)

Ending Balance (net of reserve)	$749	$891	$749	$891

Fair value of amortized servicing assets:
Beginning balance	$729	$815	$843	$—
Ending balance	749	891	749	891

The Company relies primarily on an undiscounted cash flow model to estimate the fair value of its servicing assets. The model calculates estimated fair value of the servicing assets using predominant risk characteristics of servicing assets such as discount rate, prepayment speed, weighted average life of the underlying loans, and the interest rates of the underlying loans. The estimated fair value of servicing assets was determined using discount rates ranging from 7.50% to 11.19%, prepayment speeds of 15%, and weighted average lives ranging from 75 to 299 months. In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized.

(8)  Segment Reporting

The Company is engaged in one reportable segment - Portfolio Asset acquisition and resolution.  The following is a summary of results of operations for the Portfolio Asset acquisition and resolution segment and reconciliation to losses from continuing operations for the three and six months ended June 30, 2008 and 2007.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$2,706	$2,977	$4,906	$5,582
Income from Portfolio Assets	5,622	5,685	10,557	10,720
Gain on sale of SBA loans held for sale, net	133	343	142	624
Interest income from SBA loans	366	606	842	914
Interest income from affiliates	483	140	633	266
Interest income from loans receivable - other	355	982	630	1,889
Revenue from controlled affiliate	859	—	1,664	—
Other	921	455	1,392	785
Total	11,445	11,188	20,766	20,780
Expenses:
Interest and fees on notes payable	3,758	4,668	7,441	8,919
Salaries and benefits	4,232	3,025	8,193	6,139
Provision for loan and impairment losses	7,090	746	10,120	1,072
Occupancy, data processing, property protection and other	3,930	2,741	7,162	4,733
Minority interest	53	(15)	31	(123)
Total	19,063	11,165	32,947	20,740
Equity in earnings of investments	3,008	4,332	5,848	6,158
Operating contribution before direct taxes	$(4,610)	$4,355	$(6,333)	$6,198
Operating contribution, net of direct taxes	$(4,821)	$4,313	$(6,621)	$6,183

Corporate Overhead:
Salaries and benefits, occupancy, professional and other income and expenses, net	1,658	2,507	3,351	5,292
Earnings (loss) from continuing operations	$(6,479)	$1,806	$(9,972)	$891

Revenues and equity in earnings of investments from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Domestic	$7,249	$9,382	$13,967	$16,349
Latin America	3,853	3,693	6,888	6,225
Europe	3,340	2,375	5,735	4,205
Other	11	70	24	159
Total	$14,453	$15,520	$26,614	$26,938

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Total assets for the Portfolio Asset acquisition and resolution segment and a reconciliation to total assets are as follows:

	June 30,	December 31,
	2008	2007

Cash and cash equivalents	$12,316	$23,037
Restricted cash	1,190	509
Portfolio acquisition and resolution assets:
Domestic	204,234	163,078
Latin America	44,809	33,450
Europe	46,941	46,701
Other	282	371
Deferred tax asset, net	20,101	20,101
Other non-earning assets, net	18,750	10,872
Total assets	$348,623	$298,119

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Earnings (loss) from continuing operations	$(6,479)	$1,806	$(9,972)	$891
Loss from discontinued operations	(50)	—	(141)	—
Net earnings (loss) available to common shareholders	$(6,529)	$1,806	$(10,113)	$891

Weighted average outstanding shares of common stock (in thousands)	10,357	10,789	10,471	10,789
Dilutive effect of:
Warrants	—	323	—	328
Employee stock options	—	285	—	297
Weighted average outstanding shares of common stock and common stock equivalents	10,357	11,397	10,471	11,414

Earnings (loss) from continuing operations per share:
Basic	$(0.63)	$0.17	$(0.96)	$0.08
Diluted	$(0.63)	$0.16	$(0.96)	$0.08
Loss from discontinued operations per share:
Basic	$—	$—	$(0.01)	$—
Diluted	$—	$—	$(0.01)	$—
Net earnings (loss) per share:
Basic	$(0.63)	$0.17	$(0.97)	$0.08
Diluted	$(0.63)	$0.16	$(0.97)	$0.08

Dilutive shares excluded from above:
Warrants	231	—	265	—
Employee stock options	174	—	210	—

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

(10)  Stock-Based Compensation

The impact on the results of operations of recording stock-based compensation for the three and six month periods ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Amount of compensation cost recognized in expenses	$197	$109	$422	$289
Tax benefit recognized in income	$—	$—	$—	$—
Amount capitalized as part of an asset	$—	$—	$—	$—

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company estimated the expected term of its unvested options by taking the average of the vesting term remaining and the contractual term of the option (“simplified method”), as illustrated in SEC Staff Accounting Bulletin No. 107. The Company uses the simplified method of estimating the expected term of the share options since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to limited instances of key employees and directors exercising their options. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The following table sets forth the weighted average assumptions used to calculate the fair value of the stock options for each respective period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average grant date fair value	$3.05	$—	$3.05	$—
Volatility	78%	0%	78%	0%
Risk-free interest rate	3.73%	0.00%	3.73%	0.00%
Expected life in years	5	0	5	0
Dividend yield	Zero	Zero	Zero	Zero

A summary of stock option activity as of June 30, 2008 and changes during the period then ended is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Outstanding at January 1, 2008	879,150	$6.67
Granted	30,000	4.69
Exercised	—	—
Expired	(7,500)	29.69
Forfeited	(32,500)	6.78
Outstanding at June 30, 2008	869,150	$6.40	5.77	$2,178
Exercisable at June 30, 2008	673,075	$5.46	4.86	$2,100

The total intrinsic value of stock options exercised during the six month periods ended June 30, 2008 and 2007 was $-0- and $9, respectively. As of June 30, 2008, there was approximately $1.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted average period of 2.3 years.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

A summary of the status and changes of FirstCity’s nonvested shares as of June 30, 2008, and changes during the six months ended June 30, 2008 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2008	240,950	$6.89
Granted	30,000	$3.05
Vested	(73,625)	$5.28
Forfeited	(1,250)	$5.26
Nonvested at June 30, 2008	196,075	$6.92

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

On October 1, 2007 the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or “Flat Tax”) in Mexico was published. The Flat Tax law was effective on January 1, 2008 and replaces the existing asset-based tax. The Flat Tax applies to a different tax base than the income tax and will be paid if the Flat Tax exceeds the income tax computed under existing law. In accordance with SFAS 109, Accounting for Income Taxes, the effects of the Flat Tax should be reflected in the consolidated financial statements. The Flat Tax has no impact on the Company’s deferred tax assets recognized as of June 30, 2008.

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

The gross amount of UTBs on uncertain tax positions as of June 30, 2008 totaled $577, which if recognized, would impact the Company’s effective income tax rate. A reconciliation of UTBs for the first six months of 2008 follows:

2008
Balance at January 1, 2008	$579
Additions based on tax positions related to the current year	—
Payments and settlements	(2)
Balance at June 30, 2008	$577

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

Over the next twelve months, due to the expiration of the statute of limitations related to certain UTBs, the Company anticipates that it is reasonably possibly that the amount of UTBs could be reduced by approximately $228, which would impact the Company’s effective tax rate. The Company records interest and penalties related to income tax uncertainties in the provision for income taxes. At June 30, 2008, interest and penalties of $178 are included in “Other liabilities” as income taxes payable.

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

At June 30, 2008, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. However, the Company is required to measure certain financial assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value generally result from write-downs of individual assets as a result of impairment or application of lower-of-cost-or-fair value accounting. For assets measured at fair value on a non-recurring basis and carried at fair value on the balance sheet at June 30, 2008, the following table provides the level of valuation assumptions used to determine the fair value of the related individual assets or portfolios at quarter end:

					Total Losses in
	Carrying Value at June 30, 2008				Quarter Ended
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	June 30, 2008
Portfolio Assets - loans (1)	$6,225	$—	$—	$6,225	$(2,114)
SBA loans held for investment (1)	169	—	—	169	(110)
Servicing assets - SBA loans	8	—	—	8	(1)
					$(2,225)

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

Letters of Credit and Other Guarantees

On November 5, 2007, Fondo de Inversion Privado NPL Fund One (“PIF1”), an equity investment of FirstCity Chile, Ltda., entered into a revolving line of credit with a maximum loan amount of $15.0 million with Banco Santander Chile, S.A. The proceeds were used to acquire a loan portfolio at face value from FirstCity NPL S.A. (a consolidated affiliate of FirstCity Chile, Ltda.) and to finance the purchase of other loan portfolios from non-affiliated parties. Pursuant to terms of the credit facility, FirstCity was required

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

to provide a stand-by letter of credit from Bank of Scotland that would satisfy the maximum loan balance upon demand. At June 30, 2008, FirstCity had a letter of credit in the amount of $16.5 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland, with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $16.5 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a revolving line of credit with a maximum loan amount in Mexican pesos equivalent to $13.8 million as of June 30, 2008, with Banco Santander, S.A. The proceeds were used to pay down the acquisition facility with the Bank of Scotland.  Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At June 30, 2008, FirstCity had a letter of credit in the amount of $14.1 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $14.1 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

ABL, a subsidiary of FirstCity, has a $40.0 million revolving loan facility with Wells Fargo Foothill, LLC (“WFF”), as most recently amended on July 30, 2007, for the purpose of financing and acquiring SBA loans. The obligations under this facility are secured by substantially all of the assets of ABL.  At June 30, 2008, the balance of this facility was $9.7 million.  In connection with the first amendment to this facility on February 27, 2007, FirstCity provided WFF with an unconditional guaranty, up to a maximum of $5.0 million plus enforcement cost, of the obligations of ABL under the loan facility that relate to funds in the amount of $31.7 advanced by WFF to ABL in connection of a portfolio of SBA loans in February 2007. This guaranty arrangement remains in effect until the obligations incurred in connection with the advance related to the acquisition of the portfolio of SBA loans are paid in full.

FirstCity Commercial Corp. (“FirstCity Commercial”), a wholly-owned affiliate of FirstCity, provides various financial institutions with guarantees of the debt obligations of certain Acquisition Partnerships. The underlying debt financing arrangements of these Acquisitions Partnerships have various maturities ranging from September 2008 to February 2010, and are secured primarily by certain real estate held by the Acquisition Partnerships. At June 30, 2008, FirstCity Commercial’s maximum commitments under these guaranty arrangements totaled $2.5 million, and the total outstanding obligations of these Acquisition Partnerships attributed to FirstCity Commercial’s guaranty approximated $2.1 million.

Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Wave Tec Litigation

Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively “Plaintiffs”) filed a Fifth Amended Petition adding additional parties related to Prosperity Bank on or about May 12, 2008, but asserting no new claims against FirstCity Servicing Corporation or FH Partners LLC, indirect wholly-owned subsidiaries of FirstCity.  Plaintiffs also sent extensive requests for production of documents and terminated the prior agreement to suspend discovery and responses have been filed by FH Partners LLC.  FirstCity Servicing Corporation and FH Partners LLC intend to contest the cases vigorously.

Other Contingent Commitments

FirstCity has minority interests in various limited-life partnerships with a net carrying value of ($321) at June 30, 2008. The estimated amount that would be paid to the minority interest holder if the instruments were to be settled at June 30, 2008 is $1.3 million.

(14)  Other Related Party Transactions

FirstCity has financing and service arrangements with certain Acquisition Partnerships and other affiliated entities, and financing arrangements with certain non-affiliated entities that are considered to be variable interest entities (“VIEs”), as defined in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). However, FirstCity is not deemed to be the primary beneficiary of these entities based on the provisions of FIN 46R. The Company could experience a loss in the event that cash flows

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) – (continued)

from the VIEs or the underlying collateral are not collected as expected. At June 30, 2008, FirstCity’s maximum exposure to loss as a result of its involvement with the VIEs is $49.7 million.

In June 2008, FC Acquisitions SRL de CV (“FC Acquisitions”), an indirect majority-owned Mexican affiliate of FirstCity, acquired a loan portfolio in Mexico (refer to Note 4). FC Acquisitions financed the loan portfolio purchase with a term note payable of $8.7 million to MCS Trust SA de CV (“MCS Trust”). The accounts of MCS Trust are consolidated by BMX Holding II, LLC (“BMX Holding II”) – an entity that is treated as an equity-method investment by FirstCity due to its 8.0% ownership interest in BMX Holding II. The terms of the note are summarized in the “Credit Facilities” schedule included under the caption Liquidity and Capital Resources in Part I, Item 2. of this Form 10-Q. In connection with this transaction, FirstCity Mexico, Inc., an indirect wholly-owned affiliate of FirstCity, advanced $8.7 million to BMX Holding II. At June 30, 2008, this receivable of $8.7 million was included in “Other assets” on the Company’s consolidated balance sheet.

The Company has contracted with the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees and due diligence fees (included in other income) derived from such affiliates totaled $2.5 million and $2.7 million in the second quarters of 2008 and 2007, respectively, and $4.6 million and $5.2 million in the first six months of 2008 and 2007, respectively.

FirstCity Servicing Corporation (“FCSC”), an indirect wholly-owned affiliate of the Company, and MCS et Associates (“MCS”), in which FCSC is an 11.89% shareholder as of December 31, 2007, are parties to Consulting, License and Confidentiality Agreements dated June 30, 1999 pursuant to which FCSC provides consultation services and personnel to be employed by MCS to assist in developing and managing due diligence and servicing systems. Pursuant to those agreements, MCS provides the supplied personnel with compensation, tax equalization payments, housing allowances, transportation allowance, and tax preparation. MCS also pays consulting fees to FCSC and reimburses FCSC for travel, hotel, airfare, and meal expenses incurred related to the provision of the services. In the second quarters of 2008 and 2007, FCSC received from MCS fees totaling $127 and $101, respectively, and $240 and $232 in the first six months of 2008 and 2007, respectively.

FirstCity Commercial owns 80% of FirstCity Denver Investment Corp. (“FirstCity Denver”) – a special situations platform that acquires and finances distressed debt and companies, originates junior- and senior-bridge loans, and executes lower middle market buyouts. The other 20% interest in FirstCity Denver is owned by Crestone Capital LLC, a Colorado limited liability company that is owned by Richard W. Horrigan and Stephen C. Schmeltekopf.  Mr. Horrigan, President of FirstCity Denver, and Mr. Schmeltekopf, Senior Vice President of FirstCity Denver, are employees of FirstCity Denver and have employment contracts with FirstCity Denver. In addition, Stephen Schmeltekopf is the brother of Andrew Schmeltekopf, Vice President of FirstCity.

(15)  Stockholders’ Equity

The Company has a stock repurchase plan, as authorized by the Board of Directors, that provides for the purchase of up to 1,500,000 shares of the Company’s common stock. The stock repurchase plan expires on August 30, 2009. In the second quarter of 2008, FirstCity repurchased 215,800 shares of the Company’s common stock on the open market for a total of $1.1 million.

(16)  Statements of Cash Flows

In the second quarter of 2008, the Company acquired a real estate investment property through a majority-owned subsidiary of FirstCity Denver. As part of the investment, the Company assumed a note payable of $7.6 million, and recorded a non-cash increase to Portfolio Assets for the same amount.

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

During the second quarter of 2008, the Company recorded a net loss to common stockholders on a diluted basis of $6.5 million or $0.63 per common share. The operating contribution from the Portfolio Asset acquisition and resolution segment resulted in a $4.8 million operating loss for the second quarter of 2008 compared with a $4.3 million operating gain for the same period in 2007. See Results of Operations below for a more detailed review of the second quarter of 2008 compared to the second quarter of 2007.

The Company was involved in acquiring $36.7 million of portfolio investments with a face value of approximately $92.1 million in the second quarter 2008 – of which FirstCity’s investment share was $33.4 million. FirstCity’s global distribution of its second quarter 2008 investments includes $28.4 million in the United States and $5.0 million in Latin America. In addition to its portfolio acquisitions in second quarter 2008, FirstCity invested $23.9 million in the form of senior debt financing arrangements with domestic entities; $5.0 million for SBA loan originations and advances; and $3.3 million on investment property. At June 30, 2008, FirstCity’s earning assets (Portfolio Assets, equity investments, loans receivable and entity-level earning assets) totaled $296.3 million, and the global distribution of such earning assets (at carrying value) included $204.5 million in United States; $47.0 million in Europe; and $44.8 million in Latin America.

The Company’s earnings in second quarter 2008 were negatively impacted by $8.5 million of net impairment provisions – comprised of $7.1 million of net provisions recorded to our consolidated portfolios, and $1.4 million as our share of net impairment provisions recorded to portfolio assets held in our partnership interests. The global distribution of the $8.5 million of net impairment provisions recorded by the Company in second quarter 2008 includes $8.2 million in the United States, ($0.2) million in Europe, and $0.5 million in Latin America. The impairment provisions in second quarter 2008 were attributed primarily to declines in values of loan collateral and real estate assets in our domestic portfolios, and additional delays in the timing of collections of expected cash flows on domestic loan portfolios. Management believes that declines in real estate values and delayed collections are the resulting adverse effects from the subprime mortgage crisis that began in the United States in 2007. Economic uncertainties and substantial losses incurred by lending institutions have resulted in “tightened credit standards” and “restrained lending”; and excess supplies of building inventories have caused significant declines in real estate values. These events, in turn, triggered the following obstacles that hinder economic growth and stability: (1) increased defaults and foreclosures on loan collateral because borrowers cannot refinance their loans and/or continue to make payments; (2) adverse effects on businesses due to a decline in consumer spending; and (3) decreased investment by businesses due to their inability to obtain low-cost loans to finance their operations and/or growth. The impairment provisions were identified in connection with management’s regular evaluation of the collectibility of the Company’s Portfolio Assets. Management’s evaluation is inherently subjective as it requires estimates that are susceptible to revision in future periods as more information becomes available.

Considering the substantial losses reported in the financial services sector over the past year and downward pressure on economic growth due to the subprime mortgage crisis, management remains positive on the outlook of the Company. Management believes that current market conditions should not hinder FirstCity’s ability to expand its business, and that asset acquisition opportunities at attractive margins are available. As mentioned above, FirstCity was involved in acquiring $36.7 million of portfolio investments with a face value of approximately $92.1 million in the second quarter 2008 (of which FirstCity’s investment share was $33.4 million), and the Company invested an additional $32.2 million in the form of debt financing arrangements and real estate investments. In addition, FirstCity is currently evaluating 26 different transactions representing over $2.7 billion in face value of assets, although there can be no assurance that FirstCity will be able to consummate any of these transactions on acceptable terms.

In addition, in light of current market conditions that created liquidity constraints primarily as a result of the deterioration in the subprime mortgage industry and tightening credit standards in the marketplace, management believes that current market conditions will not impact FirstCity’s ability to finance its operations. Currently, FirstCity has $350.0 million of credit facility commitments available to (i) finance the senior debt and equity portions of portfolio and asset purchases; (ii) finance equity investments in new ventures; and (iii) provide for the issuance of letters of credit working capital loans; and a $40.0 million credit facility commitment to finance SBA loan originations and advances.

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

Components of the results for the three and six month periods ended June 30, 2008 and 2007, respectively, are detailed below (dollars in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Portfolio Asset Acquisition and Resolution	$(4,821)	$4,313	$(6,621)	$6,183
Corporate overhead	(1,658)	(2,507)	(3,351)	(5,292)
Earnings (loss) from continuing operations	(6,479)	1,806	(9,972)	891
Loss from discontinued operations	(50)	—	(141)	—
Net earnings (loss) to common stockholders	$(6,529)	$1,806	$(10,113)	$891
Diluted earnings (loss) per common share	$(0.63)	$0.16	$(0.97)	$0.08

Results of Operations

The following discussion and analysis is based on the segment reporting information presented in Note 8 to the Consolidated Financial Statements of the Company included in Item 1. of this Form 10-Q, and should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) included elsewhere in this Form 10-Q.

Second Quarter 2008 Compared to Second Quarter 2007

The Company reported net losses of $6.5 million in the second quarter 2008 compared to net earnings of $1.8 million in the second quarter 2007. On a per share basis, diluted net losses to common stockholders were $0.63 in the second quarter of 2008 compared to $0.16 diluted net earnings in the second quarter of 2007.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset acquisition and resolution segment resulted in a $4.8 million operating loss in the second quarter of 2008 compared to a $4.3 million operating gain in the second quarter of 2007. FirstCity was involved in acquiring $36.7 million of Portfolio Asset acquisitions in second quarter 2008 with an approximate face value of $92.1 million, compared to its involvement in acquiring $91.4 million of Portfolio Asset acquisitions in second quarter 2007 with an approximate face value of $213.5 million. In second quarter 2008, FirstCity’s investment share in the Portfolio Asset acquisitions was $33.4 million – all of which were acquired through consolidated Portfolios. In second quarter 2007, the Company’s investment share in the Portfolio Asset acquisitions was $25.2 million – comprised of $11.7 million acquired through consolidated Portfolios and loan purchases and $13.5 million through Acquisition Partnerships.

FirstCity invested an additional $32.2 million in the form of debt financing arrangements and real estate investments in second quarter 2008 compared to $4.2 million in second quarter 2007.

Servicing fee revenues.  Servicing fee revenues decreased to $2.7 million in the second quarter of 2008 from $3.0 million in the second quarter of 2007. Servicing fees from domestic Acquisition Partnerships totaled $0.4 million in second quarter 2008 compared to $1.1 million in second quarter 2007, while servicing fees from Latin American Acquisition Partnerships totaled $2.3 million in second quarter 2008 compared to $1.9 million in second quarter 2007. Contributing to the overall decrease in servicing fees is a decline in collections from loans held by domestic Acquisition Partnerships to $6.4 million in 2008 from $25.3 million in 2007. Servicing fees from domestic Acquisition Partnerships generally fluctuate depending on the timing and amount of collections received from portfolios held by these non-consolidated domestic partnerships – which generally are charged servicing fees based on the amount of collections. Since a majority of the domestic Portfolio Asset acquisitions over the past two years were purchased through consolidated Portfolios instead of investments in domestic Acquisition Partnerships, the Company expects income from consolidated Portfolio Assets to off-set the decline in servicing fee revenues.

Income from Portfolio Assets.  Income from Portfolio Assets remained constant at $5.6 million in the second quarter of 2008 compared to $5.7 million in the second quarter of 2007. FirstCity’s average investment in consolidated Portfolio Assets was $124.1 million and $121.9 million for the second quarters of 2008 and 2007, respectively. Refer to Note 4 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale.  The Company recorded a $0.1 million gain on the sales of SBA loans in second quarter 2008 with a basis in the loans sold of $2.6 million, compared to $0.3 million of gains recorded in second quarter 2007 with a basis in the loans sold of $8.2 million. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 85 percent of the principal of a qualifying loan. The Company generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion for investment.

Interest income from SBA loans.  Interest income from SBA loans decreased to $0.4 million during the second quarter of 2008 compared to $0.6 million during the second quarter of 2007. The income decline is attributed to FirstCity’s average investment in SBA loans falling to $15.5 million for second quarter 2008 from $22.0 million for second quarter 2007.

 Interest income from affiliates.  Interest income from affiliates increased to $0.5 million in second quarter 2008 compared to $0.1 million in second quarter 2007. The increased income is attributed to FirstCity’s average investment in loans receivable – affiliate rising to $15.5 million for second quarter 2008 from $5.0 million for second quarter 2007.

Interest income from loans receivable – other.   Interest income from loans receivable – other was $0.4 million in the second quarter of 2008 and $1.0 million in the second quarter of 2007. The income decline is attributed to the Company’s decreased investment level in loans to non-affiliated entities. FirstCity’s average investment in loans receivable – other was $11.1 million and $28.3 million for the second quarters of 2008 and 2007, respectively.

Revenue from controlled affiliate.  Revenue from controlled affiliate for the second quarter 2008 is comprised of $0.9 million of revenues recorded by the Company’s majority-owned domestic railroad company that was acquired in August 2007.

Other income.  Other income for the second quarter of 2008 increased by $0.4 million in comparison to the second quarter of 2007 primarily due to a $0.1 million increase in reimbursements of due diligence costs, which vary from period to period, and a $0.1 million increase in partnership management fees.

Expenses.  Operating expenses were $19.1 million and $11.2 million in the second quarters of 2008 and 2007, respectively. The following is a discussion of the major components of operating expenses.

Interest and fees on notes payable were $3.8 million and $4.7 million in the second quarters of 2008 and 2007, respectively. FirstCity’s average outstanding debt decreased to $197.6 million in second quarter 2008 from $224.8 million in the second quarter of 2007, while the average cost of borrowings decreased to 7.6% in 2008 compared to 8.3% in 2007.

Salaries and benefits increased to $4.2 million in the second quarter of 2008 from $3.0 million in the second quarter of 2007, primarily due to additional salaries and benefits in 2008 resulting from increased staffing at ABL (SBA lending platform), FirstCity Crestone (special situations investment platform) and various other consolidated entities. The total number of personnel within the Portfolio Asset acquisition and resolution segment were 228 and 185 at June 30, 2008 and 2007, respectively.

Net provisions for loan and impairment losses totaled $7.1 million in second quarter 2008 compared to $0.7 million in second quarter 2007. The increase is attributed primarily to net impairment provisions of $7.0 million recorded in 2008 to the Company’s consolidated domestic portfolios. The impairment provisions in second quarter 2008 were attributed primarily to declines in values of loan collateral and real estate assets in our domestic portfolios, and additional delays in the timing of collections of expected cash flows on domestic loan portfolios. Declines in real estate values and delayed collections are the resulting adverse effects from the subprime mortgage crisis that began in the United States in 2007. The impairment provisions were identified in connection with management’s regular evaluation of the collectibility of the Company’s Portfolio Assets. Management’s evaluation is inherently subjective as it requires estimates that are susceptible to revision in future periods as more information becomes available.

Occupancy, data processing, property protection and other expenses increased to $3.9 million for the second quarter of 2008 from $2.7 million in the second quarter of 2007. The increase is primarily attributed to $0.7 million of additional property protection expenses (i.e. property taxes, insurance and legal) incurred in 2008 to protect FirstCity’s real estate security interests in its consolidated domestic and Latin American portfolios; and $0.3 million of additional foreign currency exchange losses and foreign tax expenses in second quarter 2008 compared to second quarter 2007.

Equity in earnings of investments.  Equity in earnings of investments decreased to $3.0 million in the second quarter of 2008 compared to $4.3 million in the second quarter of 2007. Equity in earnings of Acquisition Partnerships decreased to $3.0 million in 2008 from $3.7 million in 2007, and equity in earnings of servicing and operating entities decreased by $0.7 million in 2008 compared to 2007. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships by geographic region. Refer to Note 6 of the Consolidated Financial Statements included in Item 1 on this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity investments by region.

•             Domestic —Total revenues reported by Domestic Acquisition Partnerships decreased to $3.2 million in second quarter 2008 from $4.4 million in 2007. Total net earnings reported by domestic partnerships decreased to a $0.3 million loss in second quarter 2008 compared to $2.5 million of net earnings in second quarter 2007. The decrease in total partnership earnings was attributed primarily to the following: (1) decrease in portfolio asset holdings (i.e. earning assets) to $73.4 million in 2008 from $102.3 million in 2007; (2) decrease in collections on cost-recovery loan portfolios and payoffs on performing loan portfolios to $4.4 million in second quarter 2008 compared to $11.9 million in second quarter 2007 – resulting in a $1.0 million decrease in income related to these portfolios in 2008 compared to 2007; and (3) increase in net provision expense to $2.3 million in second quarter 2008 from net impairment recoveries of $0.5 million in second quarter 2007. The collective activity described above translated to a decrease in FirstCity’s share of domestic partnership earnings to a $0.1 million loss for second quarter 2008 from $1.1 million of net earnings for second quarter 2007.

FirstCity’s average investment in domestic partnerships decreased to $21.8 million in second quarter 2008 from $34.2 million in 2007. As a result, FirstCity’s share of domestic partnership revenues experienced a corresponding decrease as discussed above. Since a majority of FirstCity’s domestic portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity investments in Acquisition Partnerships, the Company expects income from consolidated Portfolios to off-set the decline in equity in earnings from the domestic partnerships.

•             Latin America — Total revenues reported by Latin American Acquisition Partnerships increased to $12.5 million in second quarter 2008 from $10.1 million in second quarter 2007. However, total net earnings reported by Latin American partnerships decreased to $3.0 million in second quarter 2008 compared to $8.2 million in second quarter 2007. The increase in total revenues reported by Latin American partnerships was attributed primarily to the following: (1) increase in portfolio asset holdings (i.e. earning assets) to $214.1 million in 2008 from $206.0 million in 2007; (2) increase in collections on cost-recovery loan portfolios to $11.4 million in second quarter 2008 compared to $6.3 million in second quarter 2007 – resulting in a $2.4 million increase in income related to these portfolios in 2008 compared to 2007; and (3) increase in foreign currency exchange gains to $5.4 million in second quarter 2008 compared to $3.6 million in second quarter 2007. The positive impact to total revenues reported by Latin American partnerships was off-set by the following: (1) increase in net provision expense to $1.6 million in second quarter 2008 from $0.6 million in second quarter 2007; (2) $1.6 million increase in interest expense in second quarter 2008 compared to second quarter 2007; (3) $1.3 million increase in property protection expense in second quarter 2008 compared to second quarter 2007; (4) $3.3 million increase in servicing fee expense in second quarter 2008 compared to second quarter 2007; and (5) $2.2 million increase in income tax expense in second quarter 2008 compared to second quarter 2007. The collective activity described above translated to a small decrease in FirstCity’s share of net earnings in Latin American partnerships to $0.7 million for second quarter 2008 from $0.9 million for second quarter 2007.

•             Europe — Total revenues reported by European Acquisition Partnerships increased to $11.8 million in second quarter 2008 from $7.8 million in 2007. Total net earnings reported by European partnerships increased to $7.9 million in second quarter 2008 compared to $5.7 million in second quarter 2007. The increase in total partnership earnings was attributed primarily to the following: (1) increase in collections on cost-recovery loan portfolios to $5.8 million in second quarter 2008 compared to $4.6 million in second quarter 2007 – resulting in a $1.1 million increase in income related to these portfolios in 2008 compared to 2007; (2) $2.3 million increase in portfolio interest income in second quarter 2008 compared to second quarter 2007 (attributed primarily to $12.7 million of loan portfolio acquisitions and accretion rate increases on certain existing portfolios since June 2007); and (3) $0.5 million decrease in net provision expense in second quarter 2008 compared to second quarter 2007. The positive impact to net earnings reported by European partnerships was off-set by a $1.3 million increase in interest expense in second quarter 2008 compared to second quarter 2007; and a $0.6 million increase in servicing fee expense in second quarter 2008 compared to second quarter 2007. The collective activity described above translated to an increase in FirstCity’s share of European partnership earnings to $2.4 million for second quarter 2008 from $1.7 million for second quarter 2007.

Other Significant Items Affecting Operations

The following items affect the Company’s overall results of operations and are not directly related to the Portfolio Asset acquisition and resolution business discussed above.

Corporate overhead.  Net corporate overhead expenses (excluding taxes) decreased to $1.8 million in the second quarter of 2008 compared to $2.4 million in the second quarter of 2007, primarily due to $0.8 million in expenses incurred during the second quarter of 2007 relating to an independent investigation authorized by the Company’s audit committee.

Income taxes.  Provision for income tax expense approximated $0.1 million in the second quarter of 2008 and the second quarter of 2007. Refer to additional information disclosed in Note 11 to the Consolidated Financial Statements included in Item 1 on this Form 10-Q.

First Six Months of 2008 Compared to First Six Months of 2007

The Company reported net losses of $10.1 million in the first six months of 2008 compared to net earnings of $0.9 million in the first six months 2007. On a per share basis, diluted net losses to common stockholders were $0.97 in the first six months of 2008 compared to $0.08 diluted net earnings in the first six months of 2007.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset acquisition and resolution segment resulted in a $6.6 million operating loss in the first six months of 2008 compared to a $6.2 million operating gain in the first six months of 2007. FirstCity was involved in acquiring $56.6 million of Portfolio Asset acquisitions in the first six months of 2008 with an approximate face value of $638.1 million, compared to its involvement in acquiring $170.2 million of Portfolio Asset acquisitions in the first six months of 2007 with an approximate face value of $387.4 million. In 2008, FirstCity’s investment share in the Portfolio Asset acquisitions was $41.9 million – comprised of $40.1 million acquired through consolidated Portfolios and $1.8 million through Acquisition Partnerships. In the first six months of 2007, FirstCity’s investment share in the Portfolio Assets was $94.7 million – comprised of $77.3 million acquired through consolidated Portfolios and $17.4 million through Acquisition Partnerships.

FirstCity invested an additional $33.7 million in the form of debt financing arrangements and real estate investments in the first six months of 2008 compared to $12.0 million in the first six months of 2007.

Servicing fee revenues.  Servicing fee revenues decreased to $4.9 million in the first six months of 2008 from $5.6 million in the first six months of 2007. Servicing fees from domestic Acquisition Partnerships totaled $0.8 million in first six months of 2008 compared to $1.7 million in first six months of 2007, while servicing fees from Latin American Acquisition Partnerships totaled $4.1 million in first six months of 2008 compared to $3.9 million in first six months of 2007. Contributing to the overall decrease in servicing fees is a decline in collections from loans held by domestic Acquisition Partnerships to $17.6 million in 2008 from $42.5 million in 2007. Servicing fees from domestic Acquisition Partnerships generally fluctuate depending on the timing and amount of collections received from portfolios held by these non-consolidated domestic partnerships – which generally are charged servicing fees based on the amount of collections. Since a majority of the domestic Portfolio Asset acquisitions over the past two years were purchased through consolidated Portfolios instead of investments in domestic Acquisition Partnerships, the Company expects income from consolidated Portfolio Assets to off-set the decline in servicing fee revenues.

Income from Portfolio Assets.  Income from Portfolio Assets remained constant at $10.6 million in the first six months of 2008 compared to $10.7 million in the first six months of 2007. FirstCity’s average investment in consolidated Portfolio Assets was $121.9 million and $114.9 million for the first six months of 2008 and 2007, respectively. Refer to Note 4 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale.  The Company recorded a $0.1 million gain on the sales of SBA loans in the first six months of 2008 with a basis in the loans sold of $2.8 million, compared to $0.6 million of gains recorded in the first six months of 2007 with a basis in the loans sold of $14.9 million. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 85 percent of the principal of a qualifying loan. The Company generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion for investment.

Interest income from SBA loans.  Interest income from SBA loans decreased slightly to $0.8 million during the first six months of 2008 compared to $0.9 million during the first six months of 2007. The income decline is attributed to FirstCity’s average investment in SBA loans falling to $14.9 million for 2008 from $17.8 million for 2007.

 Interest income from affiliates.  Interest income from affiliates increased to $0.6 million for the first six months of 2008 compared to $0.3 million for the first six months of 2007. The increased income is attributed to FirstCity’s average investment in loans receivable – affiliate rising to $11.2 million for 2008 from $4.8 million for 2007.

Interest income from loans receivable – other.   Interest income from loans receivable – other was $0.6 million for the first six months of 2008 and $1.9 million for the first six months of 2007. The income decline is attributed to the Company’s decreased investment level in loans to non-affiliated entities. FirstCity’s average investment in loans receivable – other was $8.9 million and $27.1 million for the first six months of 2008 and 2007, respectively.

Revenue from controlled affiliate.  Revenue from controlled affiliate for the first six months of 2008 is comprised of $1.7 million of revenues recorded by the Company’s majority-owned domestic railroad company that was acquired in August 2007.

Other income.  Other income for the first six months of 2008 increased by $0.6 million in comparison to 2007 primarily due to a $0.1 million increase in reimbursements of due diligence costs, which vary from period to period, and a $0.2 million increase in partnership management fees.

Expenses.  Operating expenses were $32.9 million and $20.7 million in the first six months of 2008 and 2007, respectively. The following is a discussion of the major components of operating expenses.

Interest and fees on notes payable were $7.4 million and $8.9 million in the first six months of 2008 and 2007, respectively. FirstCity’s average outstanding debt decreased to $186.3 million in the first six months of 2008 from $211.4 million in the first six months of 2007, while the average cost of borrowings decreased to 8.0% in 2008 compared to 8.4% in 2007.

Salaries and benefits increased to $8.2 million in the first six months of 2008 from $6.1 million in the first six months of 2007, primarily due to additional salaries and benefits in 2008 resulting from increased staffing at ABL (SBA lending platform), FirstCity Crestone (special situations investment platform) and various other consolidated entities. The total number of personnel within the Portfolio Asset acquisition and resolution segment were 228 and 185 at June 30, 2008 and 2007, respectively.

Net provisions for loan and impairment losses totaled $10.1 million in the first six months of 2008 compared to $1.1 million in the first six months of 2007. The increase is attributed primarily to net impairment provisions of $9.8 million recorded in 2008 to the Company’s consolidated domestic portfolios. The impairment provisions in the first six months of 2008 were attributed primarily to declines in values of loan collateral and real estate assets in our domestic portfolios, and additional delays in the timing of collections of expected cash flows on domestic loan portfolios. Declines in real estate values and delayed collections are the resulting adverse effects from the subprime mortgage crisis that began in the United States in 2007. The impairment provisions were identified in connection with management’s regular evaluation of the collectibility of the Company’s Portfolio Assets. Management’s evaluation is inherently subjective as it requires estimates that are susceptible to revision in future periods as more information becomes available.

Occupancy, data processing, property protection and other expenses increased to $7.2 million for the first six months of 2008 from $4.7 million in the first six months of 2007. The increase is primarily attributed to $2.2 million of additional property protection expenses (i.e. property taxes, insurance and legal) incurred in 2008 to protect FirstCity’s real estate security interests in its consolidated domestic and Latin American portfolios.

Equity in earnings of investments.  Equity in earnings of investments decreased to $5.8 million in the first six months of 2008 compared to $6.2 million in the first six months of 2007. Equity in earnings of Acquisition Partnerships decreased to $5.3 million in 2008 from $5.5 million in 2007, and equity in earnings of servicing and operating entities increased by $0.2 million in 2008 compared to 2007. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships by geographic region. Refer to Note 6 of the Consolidated Financial Statements included in Item 1 on this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity investments by region.

•             Domestic — Total revenues reported by Domestic Acquisition Partnerships decreased to $6.3 million in the first six months of 2008 from $9.0 million in 2007. Total net earnings reported by domestic partnerships decreased to $0.2 million in the first six months of 2008 compared to $3.1 million in the first six months of 2007. The decrease in total partnership earnings was attributed primarily to the following: (1) decrease in portfolio asset holdings (i.e. earning assets) to $73.4 million in 2008 from $102.3 million in 2007; (2) decrease in collections on cost-recovery loan portfolios and payoffs on performing loan portfolios to $12.6 million in the first six months of 2008 compared to $20.8 million in the first six months of 2007 – resulting in a $2.2 million decrease in income related to these portfolios in 2008 compared to 2007; and (3) increase in net provision expense to $2.9 million in the first six months of 2008 compared to $1.0 million in the first six months of 2007. The collective activity described above translated to a decrease in FirstCity’s share of net earnings in domestic partnerships to $0.2 million for the first six months of 2008 from $1.4 million for the first six months of 2007.

FirstCity’s average investment in domestic partnerships decreased to $22.9 million in the first six months of 2008 from $35.1 million in 2007. As a result, FirstCity’s share of domestic partnership revenues experienced a corresponding decrease as discussed above. Since a majority of FirstCity’s domestic portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity investments in Acquisition Partnerships, the Company expects income from consolidated Portfolios to off-set the decline in equity in earnings from the domestic partnerships.

 •          Latin America — Total revenues reported by Latin American Acquisition Partnerships increased to $23.7 million in the first six months of 2008 from $19.4 million in the first six months of 2007. However, total net earnings reported by Latin American partnerships decreased to $6.0 million in the first six months of 2008 compared to $6.6 million in the first six months of 2007. The increase in total revenues reported by Latin American partnerships was attributed primarily to the following: (1) increase in portfolio asset holdings (i.e. earning assets) to $214.1 million in 2008 from $206.0 million in 2007 (which contributed to a $4.6 million increase in interest income in 2008 compared to 2007); and (2) increase in foreign currency exchange gains to $8.4 million in the first six months of 2008 compared to $3.3 million in the first six months of 2007. The positive impact to total revenues reported by Latin American partnerships was off-set by the following: (1) $0.7 million increase in property protection expense in the first six months of 2008 compared to the first six months of 2007; (2) $3.4 million increase in servicing fee expense in the first six months of 2008 compared to first six months of 2007; and (3) $3.3 million increase in income tax expense in the first six months of 2008 compared to the first six months of 2007. The collective activity described above translated to a slight increase in FirstCity’s share of net earnings in Latin American partnerships to $1.1 million for the first six months of 2008 from $0.9 million for the first six months of 2007.

•             Europe — Total revenues reported by European Acquisition Partnerships increased to $22.1 million in the first six months of 2008 from $17.1 million in 2007. Total net earnings reported by European partnerships increased to $13.7 million in the first six months of 2008 compared to $11.3 million in the first six months of 2007. The increase in total partnership earnings was attributed primarily to (1) increased in collections on cost-recovery loan portfolios to $11.7 million in the first six months of 2008 compared to $10.0 million in the first six months of 2007 – resulting in a $1.4 million increase in income related to these portfolios in 2008 compared to 2007; and (2) increased interest income earned on other portfolios to $13.5 million in the first six months of 2008 compared to $10.7 million in the first six months of 2007 (attributed primarily to $12.7 million of loan portfolio acquisitions and accretion rate increases on certain existing portfolios since June 2007). The positive impact to net earnings reported by European partnerships was off-set by a $2.1 million increase in interest expense in the first six months of 2008 compared to the first six months of 2007; and a $0.8 million increase in servicing fee expense in the first six months of 2008 compared to the first six months of 2007. The collective activity described above translated to an increase in FirstCity’s share of European partnership earnings to $4.1 million for the first six months of 2008 from $3.2 million for the first six months of 2007.

Other Significant Items Affecting Operations

The following items affect the Company’s overall results of operations and are not directly related to the Portfolio Asset acquisition and resolution business discussed above.

Corporate overhead.  Net corporate overhead expenses (excluding taxes) decreased to $3.3 million in the first six months of 2008 compared to $5.1 million in the first six months of 2007, primarily due to $2.0 million in expenses incurred during the first six months of 2007 relating to an independent investigation authorized by the Company’s audit committee.

Income taxes.  Provision for income tax expense approximated $0.3 million in the first six months of 2008, and $0.2 in the first six months of 2007. Refer to additional information disclosed in Note 11 to the Consolidated Financial Statements included in Item 1 on this Form 10-Q.

Financial Condition

Significant changes in FirstCity’s financial condition during the first six months of 2008 resulted from the following:

Consolidated assets of $348.6 million at June 30, 2008 were $50.5 million higher than consolidated assets at December 31, 2007. The increase in consolidated assets is primarily attributed to a $60.0 million net increase in Portfolio Assets, loan investments and other receivables related to FirstCity’s investment activities; off-set by a $10.0 million decrease in cash to fund operations.

Consolidated liabilities of $254.4 million as of June 30, 2008 were $63.1 million higher than consolidated liabilities at December 31, 2007. Total notes payable increased by $61.9 million primarily to finance the Company’s investment activities in the first six months of 2008.

Portfolio Asset Acquisition and Resolution

Aggregate acquisitions by the Company are as follows (in thousands):

	Purchase	FirstCity
	Price	Investment
First six months of 2008	$56,640	$41,883
Total 2007	214,333	126,714
Total 2006	296,990	144,048
Total 2005	146,581	71,405
Total 2004	174,139	59,762
Total 2003	129,192	22,944

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

•                  The available interest rates under the loan facility are London Interbank Offered Rate (“LIBOR”) plus 2.00% to 2.50% per annum;

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

At June 30, 2008, the Company was in compliance with all material covenants or other requirements set forth in the credit agreements or other agreements with Bank of Scotland.

On July 14, 2008, the Company and Bank of Scotland entered into an amendment to the revolving loan facility that added financial covenants to the loan facility which require FirstCity and all other members of the consolidated group to maintain, on a consolidated basis, a ratio of net cash flow to total interest and fee expense of not less than 5.00 to 1.00 for the four fiscal quarters then ended and a cash conversion rate of not less than 25% for the four fiscal quarters then ended. The amendment is effective as of July 14, 2008, and the additional covenants will be applicable to the fiscal quarters ending September 30, 2008 and thereafter.

FirstCity has $37.2 million in Euro-denominated debt outstanding on the $225.0 million revolving credit facility with Bank of Scotland described above for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company entered into the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was ($1.5) million for the six months ended June 30, 2008, and $156,000 for the same period in 2007.

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

At June 30, 2008, the Company was in compliance with all material covenants or other requirements set forth in the credit agreements or other agreements with Bank of Scotland.

On July 14, 2008, FH Partners LLC and Bank of Scotland entered into an amendment to the revolving loan facility that added financial covenants to the loan facility which require FH Partners LLC to maintain a ratio of net cash flow to total interest and fee expense of not less than 7.00 to 1.00 for the four fiscal quarters then ended and a cash conversion rate of not less than 35% for the four fiscal quarters then ended. The amendment is effective as of July 14, 2008, and the additional covenants will be applicable to the fiscal quarters ending September 30, 2008 and thereafter.

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

•                  Provides for interest rates, at FirstCity’s election, of LIBOR plus 5.0%, Bank of Scotland base or prime rate plus 3.0%, or a fixed rate for a period agreed to by FirstCity and BoS (USA) as agent;

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

•                  Provides for inclusion in the borrowing base of certain loans made by FirstCity subsidiaries to non-affiliated entities that are secured by real estate; and

•                  Includes financial covenants that the ratio of indebtedness to tangible net worth should be equal to or less than 3.5 to 1.00 for the last day of each fiscal quarter, and that the ratio of cumulative current recovered and projected collections to cumulative original projected collections should not be less than 0.90 to 1.00 for each fiscal quarter.

At June 30, 2008, the Company was in compliance with all material covenants or other requirements set forth in the credit agreements or other agreements with BoS (USA).

On July 14, 2008, the Company and BoS (USA) entered into an amendment to the subordinated credit agreement that added financial covenants to the loan facility which require FirstCity and all other members of the consolidated group to maintain, on a consolidated basis, a ratio of net cash flow to total interest and fee expense of not less than 5.00 to 1.00 for the four fiscal quarters then ended and a cash conversion rate of not less than 25% for the four fiscal quarters then ended. The amendment is effective as of July 14, 2008, and the additional covenants will be applicable to the fiscal quarters ending September 30, 2008 and thereafter.

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

Banco Santander, S.A.

FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, has a revolving line of credit with a maximum loan amount of 142,240,000 Mexican pesos with Banco Santander, S.A., which was equivalent to $13.8 million U.S. dollars at June 30, 2008.  The loan proceeds are used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At June 30, 2008, FirstCity had a letter of credit in the amount of $14.1 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $14.1 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

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

•                  Provides for a borrowing base for originating loans by which (a) the sum of (1) up to 100% of the net eligible SBA guaranteed loans originated by ABL, plus (2) up to 80% of the net eligible non-guaranteed loans originated by ABL, exceeds (b) the sum of (1) any reserves for obligations of ABL related to the bank products, plus (2) the aggregate amount, if any, of loan reserves then established and outstanding, plus (3) the aggregate amount of any other reserves established by WFF;

•                  Provides for a borrowing base for the portfolio of SBA loans acquired in February 2007 by which (a) the sum of (1) up to 100% of the net eligible SBA guaranteed performing loans acquired by ABL in February 2007, (provided, that such percentage shall be reduced by 5% on November 1, 2007 and on the first day of each month thereafter), plus (2) up to 80% of the net eligible non-guaranteed performing loans acquired by ABL, exceeds (b) the sum of (1) any reserves with respect to acquired performing loans related to the bank products, plus (2) the aggregate amount, if any, of loan reserves then established and outstanding, plus (3) the aggregate amount of any other reserves established by WFF;

•                  Provides for an interest rate of LIBOR plus 2.625% or, alternatively, the greater of (x) the Wells Fargo prime rate or (y) 7.50% per annum;

•                  Provides for an unused credit line fee in an amount equal to 0.25% per annum of the average daily difference during the month in question (or portion thereof) between the Maximum Credit Line and the aggregate outstanding principal amount of the advances outstanding under the facility for such month (or portion thereof);

•                  Provides in the event of the termination of the facility by ABL for a prepayment fee of 2.0% of the Maximum Credit Line if paid prior to December 14, 2008, and 1.0% of the Maximum Credit Line if paid during the period beginning December 15, 2008 and ending December 13, 2009; and

•                  Provides for a maturity date of December 14, 2009.

The security agreement executed by ABL to secure the obligations under this credit facility grants a security interest to WFF in all of the assets of ABL, except the unguaranteed portions of certain SBA-guaranteed loans, certain other assets, and the Small Business Lending Corporation license. At June 30, 2008, ABL was in compliance with all material covenants or other requirements set forth in the credit agreement or other agreements with WFF.

Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of June 30, 2008, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $429 million and outstanding borrowings of $239 million.

Management believes that the existing loan facilities; related fees generated from the servicing of assets; equity distributions from existing Acquisition Partnerships; collections from consolidated portfolios, loans and other investments; sales of interests in equity investments; and sales of guaranteed portions of existing and originated SBA 7(a) loans will allow the Company to meet its obligations as they come due during the next twelve months.

The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of July 31, 2008, and the outstanding borrowings under such facilities as of June 30, 2008.

	Credit Facilities
	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	July 31,	June 30,
	2008	2008	Interest Rate	Other Terms and Conditions
	(Dollars in millions)

Bank of Scotland $225 million portfolio acquisition and working capital facility (1)	$225	$122	$92 at LIBOR + 2.0% - 2.50%; $30 at 18-month fixed rate of 7.86%	Secured by equity interests and other assets of FirstCity, matures November 2010

Bank of Scotland $100 million portfolio acquisition - revolving credit	100	62	LIBOR + 2.0%	Secured by assets of FH Partners, L.P. and guaranteed by the Company, matures November 2010

Bank of Scotland $25 million subordinated delayed draw credit	25	7	prime plus 3%	Secured by security interests in assets of FirstCity and wholly-owned subsidiaries, matures November 2010

American Bank term loan for portfolio acquisition by FC Washington	1	1	Fixed 5.0%	Secured by assets of FC Washington and guaranteed by the Company, matures May 2011

Participation payable	1	1	24.49% imputed rate	Participation agreement on 33% of net cash flows received on one portfolio

Banco Santander line of credit facility	14	14	Rate based on 28 day Mexican index rate plus 1.5%	Secured by Bank of Scotland letter of credit, matures November 2008

Wells Fargo Foothill, Inc. $40 million revolving loan facility	40	10	LIBOR + 2.625% or greater of Wells Fargo prime or 7.5%	Secured by assets of American Business Lending, Inc., matures December 2009

The First National Bank of Central Texas term loan for portfolio acquisition by MPortfolio Corporation	1	1	LIBOR + 1.75%	Secured by assets of MPortfolio Corporation, matures June 2010

LaSalle Bank NA term loan	4	4	LIBOR + 2.25%	Secured by assets of East Penn Railroad LLC, matures March 2011

LaSalle Bank NA revolving loan facility	1	—	option of Base Rate (greater of prime or Federal Funds Rate + .5%) plus margin, or LIBOR plus margin	Secured by assets of East Penn Railroad LLC, matures March 2011

Merrill Lynch Mortgage Trust term loan	8	8	Fixed 6.07%	Secured by assets of Oregon Short Line Building LLC, matures April 2016

Notes payable to banks	420	230

MCS Trust SA de CV term loan	9	9	Fixed 20%	Secured by assets of FC Acquisitions, SRL de CV, matures June 2020

Note payable to affiliate	9	9

Total	$429	$239

(1)          The Bank of Scotland facility allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $50.0 million. At June 30, 2008, the Company had approximately $37.2 million outstanding under the Euro-denominated portion of this facility.

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

SBA loans receivable were $15.9 million at June 30, 2008, of which $2.2 million were related to the guaranteed portion of these loans.  The guaranteed portion is backed by the full faith and credit of the U.S. Small Business Administration, and is generally sold into the secondary market.  Virtually all of the SBA loans have variable interest rates.  Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate change in interest rates would have a minimal effect on interest income from SBA loans for the second quarter of 2008. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

FirstCity had $239.2 million in debt outstanding at June 30, 2008. The Company is exposed to interest rate risk primarily through its variable rate debt, which totaled $192.0 million or 80.3% of the Company’s total debt. A 50 basis point change in interest rates would increase or decrease FirstCity’s interest expense by approximately $1.1 million annually.

Foreign Currency Risk

The Company currently has loans and equity investments in Europe, Latin America (i.e. Mexico, Argentina, Dominican Republic, Brazil and Chile) and Canada.

In Europe and in Mexico, the Company’s investments are primarily in the form of equity and represent a significant portion of the Company’s total equity investments. As previously discussed, the revolving acquisition facility with Bank of Scotland for $225.0 million provides that the Company may borrow up to a maximum amount in Euros that is equivalent to U.S. $50.0 million.  At June 30, 2008, the Company had  U.S. $37.2 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe.  In November 2006, the Company acquired a line of credit facility with Banco Santander, S.A. that provides that the Company may borrow up to a current maximum of 142,240,000 Mexican pesos. At June 30, 2008, the Company had 142,240,000 in Mexican peso-denominated debt, which was equivalent to U.S. $13.8 million.  Management of the Company feels that these loan agreements will help reduce the risk of adverse effects of currency changes on these investments.

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

		One U.S. dollar equals	Estimated decline in valuation of investments resulting from incremental depreciation of foreign currency of (dollars in thousands)
			5%	10%

Europe	EUR	0.63	$2,130	$4,076

Mexico	MXN	10.28	$1,914	$3,692

Argentina	ARS	3.02	$52	$101

Dominican Republic	DOP	34.86	$15	$28

Chile	CLP	513.20	$262	$500

Canada	CAD	1.01	$14	$27

Brazil	BRL	1.61	$41	$78

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

Wave Tec Pools, Inc. Litigation

Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively “Plaintiffs”) filed a Fifth Amended Petition adding additional parties related to Prosperity Bank on or about May 12, 2008, but asserting no new claims against FirstCity Servicing Corporation or FH Partners LLC, indirect wholly-owned subsidiaries of FirstCity.  Plaintiffs also sent extensive requests for production of documents and terminated the prior agreement to suspend discovery and responses have been filed by FH Partners LLC.  FirstCity Servicing Corporation and FH Partners LLC intend to contest the cases vigorously.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as previously disclosed under Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes purchases of common stock during the second quarter 2008:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
Month	Total Number of Shares Purchased	Average Price Paid Per Share	as Part of Publicly Announced Plans or Programs (1)	Yet Be Purchased Under the Plans or Programs
April	121,300	$5.73	121,300
May	2,900	$4.53	2,900
June	91,600	$4.36	91,600
Total	215,800	$5.13	215,800	439,170

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

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders (the “Annual Meeting”) on June 16, 2008. The following items for business were considered at the Annual Meeting.

(a) Election of Directors

The following individuals were elected as directors to serve as members of the Company’s Board of Directors until the Company’s 2009 annual meeting of stockholders. The number of votes cast for each nominee was as follows:

		Votes
Nominee	Votes For	Withheld
Richard E. Bean	9,854,945	154,472
C. Ivan Wilson	9,321,558	687,859
James T. Sartain	9,854,918	154,499
Dane Fulmer	9,852,435	156,982
Robert E. Garrison II	9,854,945	154,472
D. Michael Hunter	9,854,945	154,472
F. Clayton Miller	7,623,776	2,385,641

(b) Ratification of Appointment of Auditors

A proposal to ratify the Board of Directors’ appointment of KPMG LLP as the Company’s independent auditors for 2008 was approved by the stockholders. The number of votes for the proposal: 9,900,525; votes against: 94,938; abstentions: 13,953.

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

10.34	—

Amendment and Consent No. 21 to Revolving Credit Agreement, dated as of May 8, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated May 14, 2008)

10.35	—

Amendment and Consent No. 8 to Subordinated Delayed Draw Credit Agreement, dated as of May 8, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and BoS (USA), Inc., as Agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated May 14, 2008)

10.36	—

Amendment and Consent No. 5 to Revolving Credit Agreement, dated as of May 8, 2008, among FH Partners, LLC, as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K dated May 14, 2008)

10.37	—

Amendment and Consent No. 25 to Revolving Credit Agreement, dated as of July 14, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 18, 2008)

10.38	—

Amendment and Consent No. 12 to Subordinated Delayed Draw Credit Agreement, dated as of July 14, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and BoS (USA), Inc., as Agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated July 18, 2008)

10.39	—

Amendment and Consent No. 6 to Revolving Credit Agreement, dated as of July 14, 2008, among FH Partners, LLC, as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K dated July 18, 2008)

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

Dated:  August 11, 2008

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

10.34	—

Amendment and Consent No. 21 to Revolving Credit Agreement, dated as of May 8, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated May 14, 2008)

10.35	—

Amendment and Consent No. 8 to Subordinated Delayed Draw Credit Agreement, dated as of May 8, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and BoS (USA), Inc., as Agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated May 14, 2008)

10.36	—

Amendment and Consent No. 5 to Revolving Credit Agreement, dated as of May 8, 2008, among FH Partners, L.L.C., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K dated May 14, 2008)

10.37	—

Amendment and Consent No. 25 to Revolving Credit Agreement, dated as of July 14, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 18, 2008)

10.38	—

Amendment and Consent No. 12 to Subordinated Delayed Draw Credit Agreement, dated as of July 14, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and BoS (USA), Inc., as Agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated July 18, 2008)

10.39	—

Amendment and Consent No. 6 to Revolving Credit Agreement, dated as of July 14, 2008, among FH Partners, L.L.C., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K dated July 18, 2008)

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

*      Filed herewith