Form 10-Q
period 2008-09-30
FIRSTCITY FINANCIAL CORP
filed 2008-11-10
CIK 828678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The number of shares of common stock, par value $.01 per share, outstanding at November 3, 2008 was 9,831,937.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$12,984	$23,037
Restricted cash	1,124	509
Portfolio Assets:
Loan portfolios, net	111,586	107,169
Real estate held for sale	19,919	14,832
Real estate held for investment, net	9,648	—
Total Portfolio Assets	141,153	122,001
Loans receivable - affiliates	25,733	5,447
Loans receivable - SBA held for sale	3,193	133
Loans receivable - SBA held for investment, net	14,294	14,234
Loans receivable - other	14,307	5,995
Equity investments	93,287	87,622
Deferred tax asset, net	20,101	20,101
Service fees receivable ($904 and $785 from affiliates, respectively)	1,040	842
Servicing assets - SBA loans	752	843
Other assets, net	18,962	17,355
Total Assets	$346,930	$298,119

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable to banks	$216,597	$177,329
Note payable to affiliate	8,658	—
Minority interest	16,705	3,209
Other liabilities	12,901	10,758
Total Liabilities	254,861	191,296
Commitments and contingencies (Note 14)
Stockholders’ equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 11,331,937 and 11,326,937, respectively; shares outstanding: 10,168,307 and 10,746,437, respectively)	113	113
Treasury stock, at cost: 1,163,630 shares and 580,500 shares, respectively	(9,792)	(5,978)
Paid in capital	101,747	101,240
Retained earnings (accumulated deficit)	(2,266)	9,602
Accumulated other comprehensive income	2,267	1,846
Total Stockholders’ Equity	92,069	106,823
Total Liabilities and Stockholders’ Equity	$346,930	$298,119

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Servicing fees ($3,530 and $2,163 from affiliates for the three month periods, respectively, and $8,178 and $7,344 from affiliates for the nine month periods, respectively)	$3,842	$2,426	$8,748	$8,008
Income from Portfolio Assets	5,229	5,743	15,786	16,463
Gain on sale of SBA loans held for sale, net	85	34	227	658
Interest income from SBA loans	368	752	1,210	1,666
Interest income from loans receivable - affiliates	875	147	1,508	413
Interest income from loans receivable - other	541	1,627	1,171	3,516
Revenue from railroad operations	810	302	2,474	302
Other income	939	601	2,558	1,598
Total revenues	12,689	11,632	33,682	32,624
Expenses:
Interest and fees on notes payable to banks	4,249	4,747	11,690	13,666
Interest and fees on notes payable to affiliate	322	—	322	—
Salaries and benefits	5,655	4,446	15,982	12,303
Provision for loan and impairment losses	1,123	(136)	11,243	936
Property protection	1,307	781	4,661	1,950
Occupancy, data processing and other	3,774	1,438	9,025	8,590
Total expenses	16,430	11,276	52,923	37,445
Equity in earnings of investments	2,170	2,157	8,018	8,315
Gain on sale of subsidiaries and interest in equity investments	—	207	—	207
Earnings (loss) from continuing operations before income taxes and minority interest	(1,571)	2,720	(11,223)	3,701
Income tax benefit (expense)	44	(153)	(245)	(366)
Minority interest	(224)	87	(255)	210
Earnings (loss) from continuing operations	(1,751)	2,654	(11,723)	3,545
Discontinued operations
Loss from discontinued operations	(4)	—	(145)	—
Net earnings (loss)	$(1,755)	$2,654	$(11,868)	$3,545

Basic earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations	$(0.17)	$0.25	$(1.13)	$0.33
Discontinued operations	$—	$—	$(0.01)	$—
Net earnings (loss) to common stockholders	$(0.17)	$0.25	$(1.14)	$0.33
Weighted average common shares outstanding	10,232	10,790	10,391	10,789
Diluted earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations	$(0.17)	$0.23	$(1.13)	$0.31
Discontinued operations	$—	$—	$(0.01)	$—
Net earnings (loss) to common stockholders	$(0.17)	$0.23	$(1.14)	$0.31
Weighted average common shares outstanding	10,232	11,379	10,391	11,402

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Dollars in thousands)

						Retained	Accumulated
						Earnings	Other	Total
	Common Stock		Treasury Stock		Paid in	(Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Equity

Balances, December 31, 2006	11,316,937	$113	530,300	$(5,571)	$100,562	$7,417	$1,372	$103,893
Exercise of common stock options	10,000	—	—	—	35	—	—	35
Repurchase of common stock	—	—	50,200	(407)	—	—	—	(407)
Additional paid in capital arising from stock option compensation expense	—	—	—	—	643	—	—	643
Comprehensive income:
Net earnings for 2007	—	—	—	—	—	2,185	—	2,185
Translation adjustments	—	—	—	—	—	—	474	474
Total comprehensive income								2,659
Balances, December 31, 2007	11,326,937	$113	580,500	$(5,978)	$101,240	$9,602	$1,846	$106,823
Exercise of common stock options	5,000	—	—	—	12	—	—	12
Repurchase of common stock	—	—	583,130	(3,814)	—	—	—	(3,814)
Additional paid in capital arising from stock option compensation expense	—	—	—	—	495	—	—	495
Comprehensive income (loss):
Net loss for the first nine months of 2008	—	—	—	—	—	(11,868)	—	(11,868)
Translation adjustments	—	—	—	—	—	—	421	421
Total comprehensive loss								(11,447)
Balances, September 30, 2008 (unaudited)	11,331,937	$113	1,163,630	$(9,792)	$101,747	$(2,266)	$2,267	$92,069

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$(11,868)	$3,545
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Net loss from discontinued operations	145	—
Purchase of SBA loans held for sale	—	(18,355)
Net principal payments (advances) on SBA loans held for sale	(7,938)	(358)
Proceeds from the sale of SBA loans held for sale, net	5,310	17,123
Purchases of Portfolio Assets	(50,121)	(61,249)
Proceeds applied to principal on Portfolio Assets	46,944	60,814
Income from Portfolio Assets	(15,786)	(16,463)
Capitalized interest and costs on Portfolio Assets and loans receivable	(986)	(776)
Provision for loan and impairment losses	11,243	936
Equity in earnings of investments	(8,018)	(8,315)
Gain on sale of SBA loans held for sale, net	(227)	(658)
Gain on sale of subsidiaries and equity investments	—	(207)
Depreciation and amortization	2,808	1,956
Net premium amortization of loans receivable	(231)	(427)
Stock-based compensation expense related to stock options	495	408
Increase in restricted cash	(615)	(172)
Decrease (increase) in service fees receivable	(198)	270
Increase in other assets	(1,460)	(5,359)
Increase in other liabilities	4,975	791
Net cash used in operating activities	(25,528)	(26,496)
Cash flows from investing activities:
Purchases of property and equipment, net	(1,795)	(502)
Proceeds from sale of subsidiaries and equity investments	—	726
Cash paid for business combination, net of cash acquired	(300)	(5,629)
Net principal collections (advances) on loans receivable	(28,338)	1,837
Purchases of SBA loans held for investment	—	(17,407)
Net principal collections (advances) on SBA loans held for investment	(156)	2,303
Contributions to Acquisition Partnerships and Servicing and Operating Entities	(3,037)	(22,352)
Distributions from Acquisition Partnerships and Servicing and Operating Entities	14,762	52,291
Net cash provided by (used in) investing activities	(18,864)	11,267
Cash flows from financing activities:
Borrowings under note payable to affiliate	8,577	—
Borrowings under notes payable to banks	107,525	142,549
Principal payments of notes payable to banks, net	(76,658)	(110,850)
Payments of debt issuance costs and loan fees	(1,291)	(2,134)
Repurchase of common stock	(3,814)	(82)
Proceeds from issuance of common stock	12	35
Net cash provided by financing activities	34,351	29,518
Net cash provided by (used in) continuing operations	(10,041)	14,289
Cash flows from discontinued operations:
Net cash used in operating activities	(12)	(24)
Net cash used in discontinued operations	(12)	(24)
Net increase (decrease) in cash and cash equivalents	(10,053)	14,265
Cash and cash equivalents, beginning of period	23,037	18,472
Cash and cash equivalents, end of period	$12,984	$32,737
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,607	$12,012
Income taxes, net of refunds received	215	287

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

(1)  Basis of Presentation and Summary of Significant Accounting Policies

The Company

FirstCity Financial Corporation and subsidiaries (the “Company” or “FirstCity”) is a financial services company with offices throughout the United States and Mexico, and a presence in France, Germany, Brazil and Chile. At September 30, 2008, the Company was engaged in one principal reportable segment – Portfolio Asset acquisition and resolution. The portfolio asset acquisition and resolution business involves acquiring portfolios of loans, real estate and other assets or similar single-asset investments (collectively referred to as “Portfolios” or “Portfolio Assets”). The Company generally acquires Portfolio Assets at a discount to their legal principal balances or appraised values, and then services and resolves the Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. The Company also invests in special situations and restructuring arrangements such as acquiring or financing distressed debt and businesses, originating junior- and senior-bridge loans, and executing lower middle-market buyouts; and purchases, originates and services U.S. Small Business Administration loans.

Basis of Presentation

The unaudited consolidated financial statements of FirstCity reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly FirstCity’s consolidated financial position at September 30, 2008, its results of operations for the three and nine month periods ended September 30, 2008 and 2007 and cash flows for the nine month periods ended September 30, 2008 and 2007. Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K, as amended. Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to current consolidated financial statement presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near-term relate to the estimation of future cash flows on Portfolio Assets used in the calculation of income and evaluation of impairment; interest rate environments; valuation of the deferred tax asset; valuation of servicing assets and underlying assumptions; valuation of loans receivable (including loans receivable held in securitization trusts); and income tax uncertainties. Actual results could differ materially from those estimates.

Restricted Cash

Restricted cash includes monies due on loan-related remittances received by the Company and due to third parties.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Portfolio Assets – Real Estate

Classification and Impairment Evaluation

Real estate held for sale primarily includes real estate acquired through loan foreclosure. The Company classifies a property as held for sale if (1) management commits to a plan to sell the property; (2) the Company actively markets the property in its current condition for a price that is reasonable in comparison to its fair value; and (3) management considers the sale of such property within one year of the balance sheet date to be probable. Real estate held for sale is stated at the lower of cost or fair value less estimated disposition costs. Real estate is not depreciated while it is classified as held for sale. Impairment losses are recorded if a property’s fair value less estimated disposition costs is less than its carrying amount. Impairment recoveries are recorded for any subsequent increase in the property’s fair value less estimated disposition costs up to the amount of cumulative losses previously recognized on the property.

Real estate held for investment generally includes acquired properties and is carried at cost less depreciation and amortization, as applicable. The Company classifies a property as held for investment if the property is still under development and/or management does not expect the property to be sold within one year of the balance sheet date. The Company periodically reviews its property held for investment for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of property held for investment is measured by comparison of the carrying amount of the asset to future net cash flows expected to be generated by the property. If the property is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds the fair value of the property. Fair value is determined by discounted cash flows or market comparisons.

Cost Capitalization and Allocation

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of cost (i.e. the underlying loan’s carrying value) or estimated fair value less disposition costs at the date of foreclosure, establishing a new cost basis. The amount, if any, by which the carrying value of the underlying loan exceeds the property’s fair value less estimated disposition costs at the foreclosure date is charged as a loss against operations. The Company capitalizes costs incurred for any subsequent expenditures that represent capital improvements and significant betterments and replacements. Expenditures for repairs, maintenance, and other holding costs are charged to operations as incurred.

Real estate properties acquired through a purchase transaction are initially recorded at the cost of the acquisition. The cost of acquired property includes the purchase price of the property, legal fees, and certain other acquisition costs. Subsequent to acquisition, the Company capitalizes capital improvements and expenditures related to significant betterments and replacements. Expenditures for repairs, maintenance, and other holding costs are charged to operations as incurred.

When acquiring real estate with an existing building through a purchase transaction, the Company generally allocates the purchase price between land, land improvements, building, tenant improvements, and intangible assets related to in-place leases based on their relative fair values in accordance with SFAS 141 and SFAS 142. The fair values of acquired land and buildings are generally determined based on an estimated discounted future cash flow model with lease-up assumptions as if the building was vacant upon acquisition, third-party valuations, and other relevant data. The fair value of in-place leases includes the value of net lease intangibles for above- and below-market rents and tenant origination costs, determined on a lease-by-lease basis. Amounts allocated to building and improvements are depreciated over their estimated remaining lives. Amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles are amortized over the remaining life of the underlying leases.

Disposition of Real Estate

Gains on disposition of real estate are recognized upon sale of the underlying property in accordance with SFAS No. 66, Accounting for Sales of Real Estate. We evaluate real estate transactions to determine if it qualifies for gain recognition under the full accrual method. If the transaction does not meet the criteria for the full accrual method of profit recognition based on our assessment, we account for the sale based on an appropriate deferral method determined by the nature and extent of the buyer’s investment and our continuing involvement.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to current consolidated financial statement presentation as follows:

•                  In all reporting periods prior to December 31, 2007, FirstCity reported payments of debt issuance costs and loan fees in “Cash flows from operating activities” on the Consolidated Statements of Cash Flows. The Company now reports these amounts in “Cash flows from financing activities.” The total amount reclassified was $2.1 million for the nine month period ended September 30, 2007.

•                  For the nine month period ended September 30, 2007, FirstCity reported cash received on loan-related remittances and due to third parties as “Cash and cash equivalents” on the Consolidated Balance Sheets. The Company now reports this amount as “Restricted cash” on the Consolidated Balance Sheets and “Cash flows from operating activities” on the Consolidated Statements of Cash Flows. The total amount reclassified was $509,000 at December 31, 2007 on the Consolidated Balance Sheets, and $172,000 for the nine month period ended September 30, 2007 on the Consolidated Statements of Cash Flows.

•                  For the nine month period ended September 30, 2007, FirstCity reported certain capitalized interest amounts as principal payments on notes payable. The Company reclassified $743,000 from “Cash flows from operating activities” to “Cash flows from financing activities” on the Consolidated Statements of Cash Flows for the nine month period ended September 30, 2007.

Management believes that the changes to the Consolidated Statements of Cash Flows and Consolidated Balance Sheets as described above are not material relative to the consolidated financial statements taken as a whole. These reclassifications have the following impact on the consolidated financial statements:

Nine Months Ended
September 30,
2007
(Dollars in thousands)
Consolidated Statements of Cash Flows:
Cash flows from operating activities (as reported)	$(27,715)
Impact of reclassification on payments of debt issuance costs and loan fees	2,134
Impact of reclassification on change in restricted cash	(172)
Impact of reclassification on principal payments of notes payable to banks	(743)
Cash flows from operating activities (as corrected)	$(26,496)

Cash flows from financing activities (as reported)	$30,909
Impact of reclassification on payments of debt issuance costs and loan fees	(2,134)
Impact of reclassification on principal payments of notes payable to banks	743
Cash flows from financing activities (as corrected)	$29,518

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

December 31,
2007
(Dollars in thousands)
Consolidated Balance Sheets:
Cash and cash equivalents (as reported)	$23,546
Impact of reclassification of restricted cash	(509)
Cash and cash equivalents (as corrected)	$23,037

Restricted cash (as reported)	$—
Impact of reclassification of restricted cash	509
Restricted cash (as corrected)	$509

(2)  Recently Issued and Recently Adopted Accounting Standards

Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 will have a material impact on its consolidated financial statements or financial statement disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. SFAS 161 will be effective for the Company’s interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. SFAS 161 expands the disclosure requirements for derivatives and hedged items and has no impact on the Company’s accounts for any such instruments. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statement footnote disclosures.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (“SFAS 160”). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests (previously referred to as “minority interests”) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. Both SFAS 141R and SFAS 160 are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its financial condition, results of operations and future business acquisitions.

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides entities an opportunity to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 is optional and, if adopted, would be effective for the Company’s 2008 fiscal year. The Company elected not to adopt SFAS 159. As such, SFAS 159 did not impact the Company’s consolidated financial statements or financial statement footnote disclosures.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Recently Adopted Accounting Standards

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The adoption of SFAS 157 did not have any effect on our financial statements at the date of adoption. For additional information, refer to Note 13 of the Consolidated Financial Statements.

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

In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements under SFAS 157, and clarifies the application of SFAS 157 in a market that is not active. FSP 157-3 states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. FSP 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, we adopted FSP 157-3 prospectively, beginning July 1, 2008. The adoption of FSP 157-3 did not have a material impact on our financial results or fair value determinations.

(3)  Business Acquisitions

Step Acquisition – UBN, SA

On September 8, 2008, the Company, through a wholly-owned subsidiary, acquired an additional 7.75% ownership interest in UBN, SA (formerly P.R.L. Developpement, SAS) for $1.5 million. As a result of the additional equity purchase, the Company’s ownership interest in UBN, SA (“UBN”) increased to 53.5%, resulting in UBN becoming a consolidated subsidiary of the Company. The transaction was accounted for as a step acquisition in accordance with SFAS 141, and resultantly, UBN’s assets and liabilities of $23.8 million (including $1.2 million in cash) and $1.6 million, respectively, were included in the Company’s consolidated balance sheet at the date of the step acquisition. The Company previously accounted for its investment in UBN under the equity method of accounting, and the carrying amount of the Company’s 45.75% equity interest in UBN at the time of the step acquisition approximated $10.2 million. UBN’s results of operations since September 8, 2008, approximately $38,000, are included in the Company’s consolidated statements of operations.

Property Acquisition

In June 2008, the Company, through a majority-owned subsidiary, acquired an 80% interest in 122-132 West Pierpont Avenue in Salt Lake City, Utah for an aggregate purchase price of approximately $10.3 million, including the assumption of $7.6 million in debt. The property consists of office and retail buildings aggregating approximately 53,000 net rentable square feet. The Company is in the process of obtaining valuations of certain tangible and intangible assets; thus, the allocation of the purchase price is subject to refinement.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(4)  Discontinued Operations

Discontinued operations are comprised of two components previously reported as the Company’s residential and commercial mortgage banking business (“Mortgage”) and the consumer lending business conducted through the Company’s minority interest investment in Drive Financial Services LP (“Consumer”). In the third quarter of 2008, the Company recorded no provision related to the discontinued Mortgage operations. There was no income or loss from discontinued operations in the first nine months of 2007. At September 30, 2008 and December 31, 2007, liabilities from discontinued Consumer operations of $469,000 and $568,000, respectively, which consist of state income taxes payable, were included in other liabilities.

(5)  Portfolio Assets

Portfolio Assets are summarized as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$3,550	$4,177
Performing Portfolio Assets (1)	68,944	1,266
Loans Acquired After 2004
Loans acquired with credit deterioration	111,080	97,630
Loans acquired with no credit deterioration	3,545	3,871
Outstanding balance	187,119	106,944
Allowance for loan losses (1)	(77,084)	(1,723)
Carrying amount of loans, net of allowance	110,035	105,221

Real estate held for sale	19,919	14,832
Real estate held for investment, net	9,648	—
Other	1,551	1,948
Portfolio Assets, net	$141,153	$122,001

(1)                Includes Portfolio Assets and related allowance acquired in the step acquisition of UBN, SA in September 2008 (refer to Note 3).

In the first quarter of 2008, the Company discontinued using the income recognition model under AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”) for previously-purchased non-performing loan portfolios in Mexico. Recognition of income under SOP 03-3 is dependent on management having the ability to develop reasonable expectations as to both the timing and amount of cash flows to be collected. In the event management cannot develop a reasonable expectation of the timing and amount of cash flows expected to be collected, SOP 03-3 permits the use of the cost-recovery accounting model. Due to uncertainties related to the legal and economic environment in Mexico, management determined that it no longer has the ability to develop a reasonable expectation of the timing of cash flows to be collected, and as of January 1, 2008, began accounting for its non-performing loan portfolios in Mexico under the cost-recovery accounting model – which requires collections received to be applied first against the recorded amount of the loan or pool. When the carrying amount of the loan or pool has been reduced to zero, any additional amounts received are recognized as income. The Company evaluates at the balance sheet date if the remaining amount that is probable of collection is less than the carrying value, and if so, recognizes impairment. For subsequent increases in the actual cash flows or cash flows expected to be collected, management will reverse any existing valuation allowance for that loan or pool. At September 30, 2008, the Company’s carrying amount of non-performing loans in Mexico accounted for using the cost-recovery model in the caption “Loans Acquired After 2004 – Loans acquired with credit deterioration” in the table above approximated $14.5 million. The Company acquired $8.7 million of loan portfolios in Mexico with credit deterioration in the second quarter of 2008 that are accounted for using the cost-recovery accounting model under SOP 03-3.

In June 2008, FirstCity and another investor acquired a portfolio of non-performing loans in Mexico for $8.7 million. At September 30, 2008, FirstCity accounted for this investment as a consolidated Portfolio Asset since it has a 58.0% ownership interest

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

in the entity that holds the portfolio. Pursuant to the purchase agreement, as amended, the other investor (42.0% ownership interest) has the option to acquire additional interests in the investment that will allow it to own 80.0% of the entity that holds the loan portfolio by paying FirstCity an amount equal to 38.0% of the portfolio’s purchase price (and FirstCity would subsequently own 20.0% of the portfolio). If the investor does not exercise its option by December 2008, then FirstCity and the investor will execute an administrative services agreement that will entitle FirstCity to receive from the investor a one-time oversight fee in the amount of $698,000.

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

Income from Portfolio Assets is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$93	$325	$348	$1,193
Performing Portfolio Assets	183	165	326	727
Loans Acquired After 2004
Loans acquired with credit deterioration	4,454	4,300	12,920	12,450
Loans acquired with no credit deterioration	116	417	325	1,113
Real Estate Portfolios	329	478	1,705	806
Other	54	58	162	174
Income from Portfolio Assets	$5,229	$5,743	$15,786	$16,463

The Company recorded a provision for loan and impairment losses on Portfolio Assets of approximately $11.0 million for the nine month period ended September 30, 2008, which is comprised of a $1.0 million impairment charge on real estate portfolios and a $10.0 million allowance for loan losses, net of recoveries.  For the nine month period ended September 30, 2007, the Company recorded a provision for loan and impairment losses on Portfolio Assets of $757,000, which is comprised of a $93,000 impairment charge on real estate portfolios and a $664,000 allowance for loan losses.

The changes in the allowance for loan losses on Portfolio Assets are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Beginning Balance	$(10,454)	$(1,244)	$(1,723)	$(333)
Provisions	(1,413)	(661)	(10,567)	(1,686)
Recoveries	341	908	603	1,022
Charge offs	—	—	162	—
Increase due to step acquisition (refer to Note 3)	(65,557)	—	(65,557)	—
Translation adjustments	(1)	—	(2)	—
Ending Balance	$(77,084)	$(997)	$(77,084)	$(997)

Changes in accretable yield for loans acquired after 2004 with evidence of credit deterioration are as follows:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Beginning Balance	$55,184	$32,241	$35,951	$32,339
Additions	(4,692)	6,549	15,521	9,785
Accretion	(3,824)	(3,505)	(10,558)	(10,086)
Reclassification from (to) nonaccretable difference	(1,652)	(327)	5,905	4,838
Disposals	(1,045)	(1,005)	(3,496)	(2,924)
Translation adjustments	58	22	706	23
Ending Balance	$44,029	$33,975	$44,029	$33,975

For the three- and nine-month periods ended September 30, 2008, the Company adjusted the accretable yield schedules on certain loans to reflect the residual excess of the expected future cash flows over their carrying values. The following accretable yield adjustments are included in the tabular presentation above for the three-months ended September 30, 2008: (1) $10.2 million increase to “Beginning Balance”; (2) $1.0 million increase to “Reclassification from (to) nonaccretable difference”; and (3) $6.1 million decrease to “Additions”. In addition, the tabular presentation above includes an $11.2 million increase to “Reclassification from (to) nonaccretable difference” for the nine-months ended September 30, 2008. These adjustments to the underlying accretable yield schedules did not impact the Company’s consolidated financial condition or results of operations.

Loans acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Face value at acquisition	$10,784	$27,480	$85,539	$78,030
Cash flows expected to be collected at acquisition, net of adjustments	(2,092)	21,638	61,193	60,465
Basis in acquired loans at acquisition	2,600	15,089	45,672	50,680

(6)  Loans Receivable

Loans receivable – affiliates

Loans receivable – affiliates, which are designated by management as held for investment, are summarized as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Outstanding balance	$24,481	$4,967
Capitalized interest	1,252	480
Carrying amount of loans, net	$25,733	$5,447

The summary of activity in loans receivable – affiliates is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Beginning Balance	$18,980	$5,084	$5,447	$4,755
Advances	8,710	181	22,210	667
Payments received	(1,941)	(73)	(2,455)	(447)
Capitalized interest	581	89	772	233
Other noncash adjustments	(163)	—	(163)	—
Foreign exchange gains (losses)	(434)	234	(78)	307
Ending Balance	$25,733	$5,515	$25,733	$5,515

Loans receivable – affiliates represent advances to entities formed with other investors (“Acquisition Partnerships”) and other affiliated entities to acquire portfolios of performing and nonperforming commercial and consumer loans and other assets; and a senior debt financing arrangement with an

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

equity-method investee to provide capital for business expansion. The loans are reported at their outstanding principal balances adjusted for unearned discounts, loan origination fees, and the allowance for loan losses. Interest is accrued when earned in accordance with the contractual terms of the loans. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs are generally amortized as level-yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans.  Loans receivable – affiliates are generally secured by the underlying collateral that was acquired with the loan proceeds. Advances to affiliates to acquire loan portfolios are secured by the underlying collateral of the individual notes within the portfolios, which is generally real estate and foreclosed properties; whereas the advance to the affiliate for business expansion purposes is secured by equipment and ownership interests.

Management evaluates the need for impairment based upon the performance of the loans and various other factors. Impairment is evaluated by analyzing expected future cash flows and evaluating values of the underlying loan collateral. For advances secured by loan portfolios, management analyzes the expected cash flows within each pool to determine that the cash flows are sufficient to repay these notes. For the loan secured by equipment and ownership interests, management analyzes the expected future cash flows from the borrowing entity (discounted for the loan’s risk-adjusted rate), and the values of the underlying collateral, to determine whether the Company expects to ultimately collect all contractual principal and interest. The results of management’s evaluations indicated that projected cash flows and underlying collateral are sufficient to repay the loans and no allowances for impairment are necessary. The Company recorded no provisions for impairment on loans receivable – affiliates for the nine months ended September 30, 2008 and 2007.

Loans receivable – SBA held for sale

Loans receivable – SBA held for sale are summarized as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Outstanding balance	$3,162	$133
Capitalized costs	31	—
Carrying amount of loans, net	$3,193	$133

Changes in loans receivable – SBA held for sale are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Beginning Balance	$2,219	$3,830	$133	$—
Purchases of loans	—	—	—	18,355
Originations and advances of loans	3,167	227	8,009	1,051
Payments received	(40)	(282)	(71)	(693)
Capitalized costs	4	—	30	—
Loans sold	(2,157)	(1,267)	(4,908)	(15,806)
Premium amortization, net	—	(30)	—	(429)
Ending Balance	$3,193	$2,478	$3,193	$2,478

Loans receivable – SBA held for sale represent U.S. Small Business Administration (“SBA”) loans acquired by the Company in February 2007 and SBA loan originations and advances made since such time.  SBA loans held for sale represent the portions of the loans that are guaranteed by the SBA, and are reflected at the lower of aggregate cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale. SBA loans are generally secured by the borrowing entities’ assets such as accounts, property and equipment, and other assets. The Company generally sells the guaranteed portion of each loan to a third party and retains the servicing rights. The difference between the proceeds received and the allocated carrying value of the loans sold are

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

recognized as net gains on sales of loans.  The non-guaranteed portion is generally held in the portfolio and classified as held for investment.  The Company recorded no write-downs of SBA loans held for sale below their cost for the nine months ended September 30, 2008 and 2007.

Loans receivable – SBA held for investment, net

Loans receivable – SBA held for investment are summarized as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Outstanding balance	$15,459	$15,727
Allowance for loan losses	(25)	(151)
Discounts, net	(1,180)	(1,346)
Capitalized costs	40	4
Carrying amount of loans, net	$14,294	$14,234

Changes in loans receivable – SBA held for investment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Beginning Balance	$13,692	$15,480	$14,234	$—
Purchases of loans	—	—	—	17,406
Originations and advances of loans	1,056	76	2,660	351
Payments received	(464)	(678)	(2,535)	(2,655)
Capitalized costs	9	—	36	2
Provision for SBA loan losses, net	208	(110)	126	(179)
Discount accretion, net	21	212	166	55
Charge offs	(228)	—	(393)	—
Ending Balance	$14,294	$14,980	$14,294	$14,980

Loans receivable – SBA held for investment represent SBA loans acquired by the Company in February 2007 and SBA loan originations and advances made since such time. SBA loans held for investment are reported at their outstanding principal balances adjusted for unearned discounts, net deferred loan origination costs and the allowance for loan losses. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs as well as premiums and discounts are generally amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. SBA loans held for investment are generally secured by the borrowing entities’ assets such as accounts, property and equipment, and other assets. Management evaluates the need for impairment based upon the performance of the loans and other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the impairment. Impairment is evaluated by analyzing the expected future cash flows from the borrowing entity (discounted for the loans’ risk-adjusted rates), and the values of the underlying collateral, to determine whether the Company expects to ultimately collect all contractual principal and interest. The adequacy of the allowance for loan losses is reviewed by management on a regular basis and adjustments, if necessary, are reflected in operations during the periods in which they become known. Considerations in this evaluation include past and current loss experience, risks inherent in the current portfolio, and evaluation of commercial and real estate collateral as well as current economic conditions.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Changes in the allowance for loan losses related to loans receivable – SBA held for investment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Beginning Balance	$(233)	$(69)	$(151)	$—
Provisions	(7)	(110)	(243)	(179)
Recoveries	2	—	4	—
Charge Offs	213	—	365	—
Ending Balance	$(25)	$(179)	$(25)	$(179)

Loans receivable – other

Loans receivable – other, which are designated by management as held for investment, are summarized as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Outstanding balance	$14,073	$5,502
Discounts, net	(21)	(24)
Capitalized interest and costs	255	517
Carrying amount of loans, net	$14,307	$5,995

Changes in loans receivable – other are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Beginning Balance	$16,492	$29,223	$5,995	$23,991
Advances	528	—	11,000	6,646
Payments received	(2,337)	(6,444)	(2,418)	(8,703)
Capitalized interest and costs	(355)	(2)	(262)	499
Provision for loan impairment	—	—	—	—
Discount accretion, net	(14)	29	10	148
Foreign exchange gains (losses)	(7)	23	(18)	248
Ending Balance	$14,307	$22,829	$14,307	$22,829

Loans receivable – other include loans made to non-affiliated entities and are secured by the borrowing entities’ assets such as accounts receivable, inventory, property and equipment, and various other assets. The loans are reported at their outstanding principal balances adjusted for unearned discounts, loan origination fees, and the allowance for loan losses. Interest is accrued when earned in accordance with the contractual terms of the loans. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding.  Loan origination fees and direct costs are generally amortized as level-yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Management evaluates the need for impairment based upon the performance of the loans and various other factors. Impairment is evaluated by analyzing the expected future cash flows from the borrowing entity (discounted for the loans’ risk-adjusted rates), and the values of the underlying collateral, to determine whether the Company expects to ultimately collect all contractual principal and interest. The results of this evaluation indicated that projected cash flows and underlying collateral are sufficient to repay the loans and no allowances for impairment were necessary. The Company recorded no provisions for impairment on loans receivable – other for the nine months ended September 30, 2008 and 2007.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Condensed Combined Balance Sheets

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Assets	$386,308	$457,490
Liabilities	$106,334	$141,430
Net equity	279,974	316,060
	$386,308	$457,490

Equity investment in Acquisition Partnerships	$62,724	$76,078
Equity investment in servicing and operating entities	30,563	11,544
	$93,287	$87,622

Condensed Combined Summary of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Income from Portfolio Assets	$23,794	$25,379	$74,866	$70,215
Other income	(275)	204	819	926
Revenues	23,519	25,583	75,685	71,141
Interest expense	1,737	2,588	8,950	8,396
Average cost (annualized)	7.60%	14.47%	9.21%	13.86%
Service fees	6,657	4,960	19,819	14,593
Provision for loan and impairment losses	3,059	3,272	11,805	9,936
Other operating costs	6,789	5,687	18,207	14,018
Foreign currency (gains) losses	(3,081)	5,368	(11,461)	2,046
Income tax and other taxes	(101)	25	1,636	(1,682)
Expenses	15,060	21,900	48,956	47,307
Equity in earnings of investments	(69)	310	1,567	1,126
Net earnings	$8,390	$3,993	$28,296	$24,960

Equity in earnings of Acquisition Partnerships	$1,582	$2,084	$6,920	$7,538
Equity in earnings of servicing and operating entities	588	73	1,098	777
	$2,170	$2,157	$8,018	$8,315

Portfolio Assets held by certain Acquisition Partnerships are pledged to secure notes payable that are generally non-recourse to FirstCity or any affiliate other than the partnership entity that incurred the debt.

On September 8, 2008, the Company, through a wholly-owned subsidiary, acquired an additional 7.75% ownership interest in UBN, SA (formerly P.R.L. Developpement, SAS). As a result of the additional equity purchase, the Company’s ownership interest in UBN, SA (“UBN”) increased to 53.5%, resulting in UBN converting from an equity-method investment to a consolidated subsidiary of the Company at September 8, 2008. The Company previously accounted for its investment in UBN under the equity method of accounting. As such, the assets, liabilities and equity of UBN are not included in the applicable balance sheet tables above and below at September 30, 2008; and its results of operations from September 9, 2008 to September 30, 2008 are not included in the applicable

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

earnings tables above and below for the three month and nine month periods ended September 30, 2008. Refer to Note 3 for additional discussion on this transaction.

In the first quarter of 2008, the Company discontinued using the income recognition model under SOP 03-3 for previously-purchased non-performing loan portfolios in Mexico (refer to Note 5 for a detailed discussion). In accordance with SOP 03-3, the Acquisition Partnerships now account for their non-performing loan portfolios in Mexico under the cost-recovery model — which requires collections received to be applied first against the recorded amount of the loan or pool. At September 30, 2008, the Acquisition Partnerships’ carrying amount of non-performing loans in Mexico accounted for using the cost-recovery model in the caption “Assets” in the “Condensed Combined Balance Sheets” table above approximated $153.9 million. The Acquisition Partnerships did not acquire any loan portfolios in Mexico with credit deterioration in the third quarter of 2008 that are within the scope of SOP 03-3.

The assets and equity of the Acquisition Partnerships and equity investments in the Acquisition Partnerships are summarized by geographic region below. The WAMCO Partnerships represent limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Assets:
Domestic:
WAMCO Partnerships	$67,962	$87,086
Other	7,664	7,758
Latin America	193,248	200,780
Europe:
UBN, SA (formerly P.R.L. Developpement, SAS)	—	21,794
Other	117,434	140,072
	$386,308	$457,490

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Equity:
Domestic:
WAMCO Partnerships	$36,986	$44,309
Other	4,124	4,237
Latin America	175,698	168,108
Europe:
UBN, SA (formerly P.R.L. Developpement, SAS)	—	19,728
Other	63,166	79,678
	$279,974	$316,060
Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Partnerships	$18,328	$22,065
Other	1,978	2,064
Latin America	24,258	21,555
Europe:
UBN, SA (formerly P.R.L. Developpement, SAS)	—	9,085
Other	18,160	21,309
	$62,724	$76,078

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Revenues and earnings (loss) of the Acquisition Partnerships and equity in earnings (loss) of the Acquisition Partnerships are summarized by geographic region below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Revenues:
Domestic:
WAMCO Partnerships	$2,440	$5,404	$8,490	$13,776
Other	133	196	430	793
Latin America	8,769	11,702	32,495	31,144
Europe:
UBN, SA (formerly P.R.L. Developpement, SAS)	31	866	1,629	1,612
Other	12,146	7,415	32,641	23,816
	$23,519	$25,583	$75,685	$71,141

Net earnings:
Domestic:
WAMCO Partnerships	$(184)	$2,167	$375	$5,149
Other	(351)	(77)	(667)	28
Latin America	2,485	(1,754)	8,475	4,809
Europe:
UBN, SA (formerly P.R.L. Developpement, SAS)	76	1,048	2,845	2,705
Other	6,364	2,609	17,268	12,269
	$8,390	$3,993	$28,296	$24,960
Equity in earnings of Acquisition
Partnerships:
Domestic:
WAMCO Partnerships	$(303)	$1,102	$(11)	$2,445
Other	(145)	(38)	(283)	(17)
Latin America	405	(62)	1,509	815
Europe:
UBN, SA (formerly P.R.L. Developpement, SAS)	35	456	1,250	1,177
Other	1,590	626	4,455	3,118
	$1,582	$2,084	$6,920	$7,538

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Combining statements of operations for the WAMCO Partnerships follow. WAMCO 30 is considered to be a significant subsidiary of FirstCity.

Three Months Ended September 30, 2008

	WAMCO	Other
	30	Partnerships	Combined
	(Dollars in thousands)
Income from Portfolio Assets	$1,184	$1,254	$2,438
Other income, net	1	1	2
Revenues	1,185	1,255	2,440
Interest and fees on notes payable	(345)	(26)	(371)
Provision for loan and impairment losses	(124)	1	(123)
Servicing fees — affiliate	(120)	(353)	(473)
General, administrative and operating expenses	(817)	(840)	(1,657)
Expenses	(1,406)	(1,218)	(2,624)
Net earnings (loss)	$(221)	$37	$(184)

Three Months Ended September 30, 2007

	WAMCO	Other
	30	Partnerships	Combined
	(Dollars in thousands)
Income from Portfolio Assets	$3,427	$1,923	$5,350
Other income, net	53	1	54
Revenues	3,480	1,924	5,404
Interest and fees on notes payable	(503)	(108)	(611)
Provision for loan and impairment losses	(748)	2	(746)
Servicing fees — affiliate	(305)	(198)	(503)
General, administrative and operating expenses	(1,174)	(203)	(1,377)
Expenses	(2,730)	(507)	(3,237)
Net earnings	$750	$1,417	$2,167

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Nine Months Ended September 30, 2008

	WAMCO	Other
	30	Partnerships	Combined
	(Dollars in thousands)
Income from Portfolio Assets	$4,671	$3,805	$8,476
Other income, net	12	2	14
Revenues	4,683	3,807	8,490
Interest and fees on notes payable	(1,181)	(122)	(1,303)
Provision for loan and impairment losses	(1,336)	(1,703)	(3,039)
Servicing fees — affiliate	(372)	(795)	(1,167)
General, administrative and operating expenses	(1,600)	(1,006)	(2,606)
Expenses	(4,489)	(3,626)	(8,115)
Net earnings	$194	$181	$375

Nine Months Ended September 30, 2007

	WAMCO	Other
	30	Partnerships	Combined
	(Dollars in thousands)
Income from Portfolio Assets	$9,658	$3,955	$13,613
Other income, net	158	5	163
Revenues	9,816	3,960	13,776
Interest and fees on notes payable	(1,806)	(367)	(2,173)
Provision for loan losses	(1,235)	(474)	(1,709)
Servicing fees — affiliate	(1,360)	(569)	(1,929)
General, administrative and operating expenses	(2,288)	(528)	(2,816)
Expenses	(6,689)	(1,938)	(8,627)
Net earnings	$3,127	$2,022	$5,149

At September 30, 2008, the Company had $32.1 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt.

Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was $1.9 million for the nine months ended September 30, 2008 and ($1.4) million for the same period in 2007.

(8)  Servicing Assets – SBA Loans

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

sold and the rights to service those loans are retained. The Company retains servicing responsibilities and receives servicing fees of approximately 1%.

Changes in the Company’s amortized servicing assets are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Beginning Balance	$841	$939	$885	$—
Servicing Assets capitalized	40	23	94	1,032
Servicing Assets amortized	(49)	(53)	(147)	(123)
Ending Balance	$832	$909	$832	$909

Reserve for impairment of servicing assets:
Beginning Balance	$(92)	$(48)	$(42)	$—
Impairments	(10)	(5)	(79)	(53)
Recoveries	22	48	41	48
Charge Offs	—	—	—	—
Ending Balance	$(80)	$(5)	$(80)	$(5)

Ending Balance (net of reserve)	$752	$904	$752	$904

Fair value of amortized servicing assets:
Beginning balance	$749	$891	$843	$—
Ending balance	$752	$904	$752	$904

The Company relies primarily on an undiscounted cash flow model to estimate the fair value of its servicing assets. The model calculates estimated fair value of the servicing assets using predominant risk characteristics of servicing assets such as discount rate, prepayment speed, weighted average life of the underlying loans, and the interest rates of the underlying loans. The estimated fair value of servicing assets was determined using discount rates ranging from 7.00% to 11.19%, prepayment speeds of 15%, and weighted average lives ranging from 72 to 299 months. In the event future prepayments are significant or impairments are incurred and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized.

(9)  Segment Reporting

The Company is engaged in one reportable segment - Portfolio Asset acquisition and resolution.  The following is a summary of results of operations for the Portfolio Asset acquisition and resolution segment and reconciliation to losses from continuing operations for the three and nine months ended September 30, 2008 and 2007.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$3,842	$2,426	$8,748	$8,008
Income from Portfolio Assets	5,229	5,743	15,786	16,463
Gain on sale of SBA loans held for sale, net	85	34	227	658
Interest income from SBA loans	368	752	1,210	1,666
Interest income from loans receivable - affiliates	875	147	1,508	413
Interest income from loans receivable - other	541	1,627	1,171	3,516
Revenue from railroad operations	810	302	2,474	302
Other	851	461	2,243	1,246
Total	12,601	11,492	33,367	32,272
Expenses:
Interest and fees on notes payable	4,571	4,747	12,012	13,666
Salaries and benefits	4,607	3,549	12,800	9,688
Provision for loan and impairment losses	1,123	(136)	11,243	936
Property protection	1,307	785	4,661	1,950
Occupancy, data processing and other	3,157	332	6,965	3,900
Minority interest	224	(87)	255	(210)
Total	14,989	9,190	47,936	29,930
Equity in earnings of investments	2,170	2,157	8,018	8,315
Gain on sale of subsidiaries and equity investments	—	207	—	207
Operating contribution before direct taxes	$(218)	$4,666	$(6,551)	$10,864
Operating contribution, net of direct taxes	$(510)	$4,680	$(7,131)	$10,863

Corporate Overhead:
Salaries and benefits, occupancy, professional and other income and expenses, net	1,241	2,026	4,592	7,318
Earnings (loss) from continuing operations	$(1,751)	$2,654	$(11,723)	$3,545

Revenues and equity in earnings of investments from the Portfolio Asset acquisition and resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Domestic	$8,373	$9,869	$22,340	$26,218
Latin America	4,433	2,303	11,321	8,528
Europe	1,955	1,462	7,690	5,667
Other	10	15	34	174
Total	$14,771	$13,649	$41,385	$40,587

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Total assets for the Portfolio Asset acquisition and resolution segment and a reconciliation to total assets are as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Cash and cash equivalents	$12,984	$23,037
Restricted cash	1,124	509
Portfolio acquisition and resolution assets:
Domestic	194,051	163,078
Latin America	52,698	33,450
Europe	54,692	46,701
Other	272	371
Deferred tax asset, net	20,101	20,101
Other non-earning assets, net	11,008	10,872
Total assets	$346,930	$298,119

(10)  Earnings (Loss) per Common Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Earnings (loss) from continuing operations	$(1,751)	$2,654	$(11,723)	$3,545
Loss from discontinued operations	(4)	—	(145)	—
Net earnings (loss) available to common shareholders	$(1,755)	$2,654	$(11,868)	$3,545

Weighted average outstanding shares of common stock (in thousands)	10,232	10,790	10,391	10,789
Dilutive effect of:
Warrants	—	317	—	324
Employee stock options	—	272	—	289
Weighted average outstanding shares of common stock and common stock equivalents	10,232	11,379	10,391	11,402

Earnings (loss) from continuing operations per share:
Basic	$(0.17)	$0.25	$(1.13)	$0.33
Diluted	$(0.17)	$0.23	$(1.13)	$0.31
Loss from discontinued operations per share:
Basic	$—	$—	$(0.01)	$—
Diluted	$—	$—	$(0.01)	$—
Net earnings (loss) per share:
Basic	$(0.17)	$0.25	$(1.14)	$0.33
Diluted	$(0.17)	$0.23	$(1.14)	$0.31

Dilutive shares excluded from above:
Warrants	210	—	247	—
Employee stock options	150	—	190	—

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(11)  Stock-Based Compensation

The impact on the results of operations of recording stock-based compensation for the three and nine month periods ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Amount of compensation cost recognized in expenses	$73	$119	$495	$408
Tax benefit recognized in income	$—	$—	$—	$—
Amount capitalized as part of an asset	$—	$—	$—	$—

A summary of stock option activity as of September 30, 2008 and changes during the period then ended is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
				(in thousands)
Outstanding at January 1, 2008	879,150	$6.67
Granted	30,000	4.69
Exercised	(5,000)	2.43
Expired	(7,500)	29.69
Forfeited	(85,500)	8.28
Outstanding at September 30, 2008	811,150	$6.24	5.45	$2,128
Exercisable at September 30, 2008	650,075	$5.36	4.65	$2,076

The total intrinsic value of stock options exercised during the nine month periods ended September 30, 2008 and 2007 was $14,000 and $47,000, respectively. As of September 30, 2008, there was approximately $815,000 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The Company estimated the expected term of its unvested options by taking the average of the vesting term remaining and the contractual term of the option (“simplified method”), as illustrated in SEC Staff Accounting Bulletin No. 107. The Company uses the simplified method of estimating the expected term of the share options since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The following table sets forth the weighted average assumptions used to calculate the fair value of the stock options for each respective period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average grant date fair value	$—	$—	$3.05	$—
Volatility	0%	0%	78%	0%
Risk-free interest rate	0.00%	0.00%	3.73%	0.00%
Expected life in years	0	0	5	0
Dividend yield	Zero	Zero	Zero	Zero

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

A summary of the status and changes of FirstCity’s non-vested shares as of September 30, 2008, and changes during the nine months ended September 30, 2008 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2008	240,950	$6.89
Granted	30,000	$3.05
Vested	(88,625)	$5.09
Forfeited	(21,250)	$7.61
Non-vested at September 30, 2008	161,075	$7.07

(12)  Income Taxes

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

On October 1, 2007 the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or “Flat Tax”) in Mexico was published. The Flat Tax law was effective on January 1, 2008 and replaces the existing asset-based tax. The Flat Tax applies to a different tax base than the income tax and will be paid if the Flat Tax exceeds the income tax computed under existing law. In accordance with SFAS 109, Accounting for Income Taxes, the effects of the Flat Tax should be reflected in the consolidated financial statements. The Flat Tax has no impact on the Company’s deferred tax assets recognized as of September 30, 2008.

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

The gross amount of UTBs on uncertain tax positions as of September 30, 2008 totaled $349,000, which if recognized, would impact the Company’s effective income tax rate. A reconciliation of UTBs for the first nine months of 2008 follows:

2008
(Dollars in thousands)
Balance at January 1, 2008	$579
Payments and settlements	(2)
Lapse of statute of limitations	(228)
Balance at September 30, 2008	$349

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Over the next twelve months, due to the expiration of the statute of limitations related to certain UTBs, the Company anticipates that it is reasonably possible that the amount of UTBs could be reduced by approximately $50,000, which would impact the Company’s effective tax rate. The Company records interest and penalties related to income tax uncertainties in the provision for income taxes. At September 30, 2008, interest and penalties of $122,000 are included in “Other liabilities” as income taxes payable.

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

(13)  Fair Value

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

At September 30, 2008, the Company did not have any assets or liabilities that are measured at fair value on a recurring basis. However, the Company is required to measure certain financial assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value generally result from write-downs of individual assets as a result of impairment or application of lower-of-cost-or-fair value accounting. For assets measured at fair value on a non-recurring basis and carried at fair value on the balance sheet at September 30, 2008, the following table provides the level of valuation assumptions used to determine the fair value of the related individual assets or portfolios at quarter end:

					Total Losses in
	Carrying Value at September 30, 2008				Quarter Ended
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	September 30, 2008
Portfolio Assets - loans (1)	$3,639	$—	$—	$3,639	$(65)

(1)

Represents the carrying value of impaired loans that were measured for impairment using the estimated fair value of the collateral for collateral-dependent loans. The carrying value of loans fully charged-off is zero.

The carrying value and related write-downs of “Portfolio Assets – loans” in the table above are based on collateral valuations using observable and unobservable inputs, adjusted for various considerations such as market conditions, economic and competitive environment, and other assets with similar characteristics (i.e. industry, geography, etc.) that, in management’s opinion, reflect elements a marketplace participant would consider. The Company classifies its fair value measurement techniques for Portfolio Assets as Level 3 inputs for the following reasons: (1) distressed asset acquisitions generally occur in inactive markets for which observable market prices are not readily available (i.e. price quotations vary substantially over time and among market-makers, and pricing information is generally not released to the public); and (2) the Company’s valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Under SFAS 157, we attempt to base our fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs, when reasonably available and without undue cost, and minimize the use of unobservable inputs when developing fair value measurements in accordance with the fair value hierarchy in SFAS 157. Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based principally on our own estimates and assumptions, are often calculated based on collateral valuations adjusted for the economic and competitive environment, the characteristics of the asset, and other such factors. Additionally, there may be inherent weaknesses in any valuation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values.

(14)  Commitments and Contingencies

Indemnification Obligation Commitments

On September 21, 2004, FirstCity, FirstCity Consumer Corporation (“Consumer Corp.”), FirstCity Funding LP (“Funding LP”) and FirstCity Funding GP (“Funding GP”) entered into a Securities Purchase Agreement to sell a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA-GP, IFA-LP and MG-LP (the “2004 Securities Purchase Agreement”). In the 2004 Securities Purchase Agreement, FirstCity, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) their power and authority to enter into the 2004 Securities Purchase Agreement and the transactions contemplated therein, (iii) the ownership of the limited partnership interests in Drive by Funding LP, (iv) the ownership of membership interests in Drive-GP by Consumer Corp., and (iv) the capital structure of Funding LP. FirstCity, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS (USA), IFA-GP, IFA-LP and MG-LP from damages resulting from a breach of any representation or warranty contained in the 2004 Securities Purchase Agreement or otherwise made by FirstCity, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligations under the 2004 Securities Purchase Agreement survive for a maximum period of five (5) years from November 1, 2004. Neither FirstCity, Consumer Corp., Funding LP, or Funding GP is required to make any payments as a result of the indemnity provided under the 2004 Securities Purchase Agreement until the aggregate amount payable exceeds $25,000, and then only for the amount in excess of $25,000 in the aggregate; however certain representations and warranties are not subject to this $25,000 threshold. Management of the Company believes that FirstCity will not have to pay any amounts relating to these representations and warranties.

On August 8, 2006, an Interest Purchase and Sale Agreement was entered into by and among Bidmex Holding, LLC (“Buyer”), as buyer, and Strategic Mexican Investment Partners, L.P. (“SMIP”), an affiliate of the Company and Cargill Financial Services International, Inc. (“CFSI”), (collectively, the “Sellers”), as seller, and eleven U.S. limited liability companies (“LLCs”) which invested in Mexican portfolio acquisition entities (“SRLs”) and the AIG entities as additional parties.  In the Interest Purchase and Sale Agreement, the Sellers and the LLCs made various representations and warranties concerning (i) the existence and ownership of the LLCs and the related SRLs, (ii) the assets and liabilities of the LLCs, (iii) taxes related to periods prior to August 8, 2006, and (iv) the operations of the LLCs and SRLs.  The Sellers agreed to indemnify the Buyer and AIG Entities from damages resulting from a breach of any representation or warranty contained in the Interest Purchase and Sale Agreement on a several and not joint basis according to their respective ownership percentages in each LLC as to any matter related to a particular LLC, or on the basis of 80% to CFSI and 20% to SMIP as to any matter that could not be identified to a particular LLC.  The indemnity obligation under the Interest Purchase and Sale Agreement survives for a period of the statute of limitations for matters related to taxes, existence and authority, capitalization and good standing of the LLCs and SRLs and for a period of two years from August 8, 2006, the closing date with respect to all other representations and warranties.  The Sellers are not required to make any payments as a result of the indemnity provisions of the Interest Purchase and Sale Agreement until the aggregate amount payable under that agreement and the Asset Purchase Agreement exceeds $25,000; however, claims related to taxes and fraud are not subject to this $25,000 threshold.  The Interest Purchase and Sale Agreement limits the liability of the Sellers for indemnifiable losses under the Interest Purchase and Sale Agreement and the Asset Purchase Agreement to the Aggregate Purchase Price (without duplication of amounts recovered pursuant to the terms of the Asset Purchase Agreement).  FirstCity does not believe that the potential liability would have a material adverse effect on the consolidated financial position, results of operations or liquidity of FirstCity, its subsidiaries, its affiliates or the Acquisition Partnerships.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Commitments to Repurchase Loans

In connection with the Interest Purchase and Sale Agreement, Recuperación de Carteras Mexicanas, S. de R.L. de C.V., as optionor (“RCM”), an affiliate of SMIP and CFSI, granted a put option dated August 8, 2006 to Bidmex Holding, LLC, as optionee, related to the purchase of any loan of Solución de Activos Residenciales, S. de R.L. de C.V. or Solución de Activos Comerciales, S. de R.L. de C.V., each a Mexican SRL, if any borrower of a loan owned by those entities has filed or files a challenge in a legal proceeding related to any such loan based on, in addition to any other defense claims, a claim on grounds related to the Mexican Supreme Court Ruling that has put into issue the actions required for transfer of loans by Mexican financial institutions after August 2003, provided that any such challenge is asserted on or before the earlier of (i) the reversal of the Supreme Court Ruling, or (ii) February 1, 2008.  The purchase price for any loan under the put option is to be the allocated purchase price set by the parties for the loan, plus certain expenses related to the transfer and collection of the loan, plus any taxes paid or payable with respect to the cash flow from each loan, reduced by any cash flow received by Bidmex Holding, LLC with respect to the loan. Pursuant to the put option agreement, Bidmex Holding, LLC delivered a notice to exercise the put option on March 31, 2008 for qualifying loans with a purchase price of approximately $635,000, of which the Company’s share is approximately $127,000.

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

Letters of Credit and Other Guarantees

On November 5, 2007, Fondo de Inversion Privado NPL Fund One (“PIF1”), an equity investment of FirstCity Chile, Ltda., entered into a revolving line of credit with a maximum loan amount of $15.0 million with Banco Santander Chile, S.A. The proceeds were used to acquire a loan portfolio at face value from FirstCity NPL S.A. (a consolidated affiliate of FirstCity Chile, Ltda.) and to finance the purchase of other loan portfolios from non-affiliated parties. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the maximum loan balance upon demand. At September 30, 2008, FirstCity had a letter of credit in the amount of $14.5 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland, with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $14.5 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a revolving line of credit with a maximum loan amount in Mexican pesos equivalent to $13.2 million as of September 30, 2008, with Banco Santander, S.A. The proceeds were used to pay down the acquisition facility with the Bank of Scotland.  Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At September 30, 2008, FirstCity had a letter of credit in the amount of $14.1 million from Bank of Scotland

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $14.1 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

ABL, a subsidiary of FirstCity, has a $40.0 million revolving loan facility with Wells Fargo Foothill, LLC (“WFF”), as most recently amended on July 30, 2007, for the purpose of financing and acquiring SBA loans. The obligations under this facility are secured by substantially all of the assets of ABL.  At September 30, 2008, the balance of this facility was $11.6 million.  In connection with the first amendment to this facility on February 27, 2007, FirstCity provided WFF with an unconditional guaranty, up to a maximum of $5.0 million plus enforcement cost, of the obligations of ABL under the loan facility that relate to funds in the amount of $31.7 million advanced by WFF to ABL in connection of a portfolio of SBA loans in February 2007. This guaranty arrangement remains in effect until the obligations incurred in connection with the advance related to the acquisition of the portfolio of SBA loans are paid in full.

FirstCity Commercial Corp. (“FirstCity Commercial”), a wholly-owned affiliate of FirstCity, provides various financial institutions with guarantees of the debt obligations of certain Acquisition Partnerships. The underlying debt financing arrangements of these Acquisitions Partnerships have various maturities ranging from September 2008 to February 2010, and are secured primarily by certain real estate properties held by the Acquisition Partnerships. At September 30, 2008, FirstCity Commercial’s maximum commitments under these guaranty arrangements totaled $1.9 million, and the total outstanding debt obligations of these Acquisition Partnerships attributed to FirstCity Commercial’s underlying guaranty approximated $2.3 million.

Environmental Matters

The Company generally retains environmental consultants to conduct or update environmental assessments in connection with the Company’s foreclosed and acquired real estate properties. These environmental assessments have not revealed environmental conditions that the Company believes will have a material adverse effect on its business, assets, financial condition, results of operations or liquidity, and the Company is not otherwise aware of environmental conditions with respect to properties that the Company believes would have such a material adverse effect. However, from time to time, environmental conditions at the Company’s properties have required and may in the future require environmental testing and/or regulatory filings, as well as remedial action. Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable undiscounted future costs using currently available technology and applying current regulations, as well as our own internal policies.

Limited-Life Partnerships

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), establishes standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Certain provisions of SFAS 150 would have required us to classify non-controlling interests in consolidated limited-life subsidiaries as liabilities adjusted to their settlement values in our consolidated financial statements. However, the FASB indefinitely deferred application of the measurement and recognition provisions, but not the disclosure requirements, of SFAS 150 with respect to these non-controlling interests. At September 30, 2008, the estimated settlement value of non-controlling interests in the Company’s consolidated limited-life partnerships was $1.3 million. The minority interest amount recognized as a liability on the consolidated balance sheets related to these non-controlling interests was approximately ($348,000) at September 30, 2008.

Legal Proceedings

There have been no material developments with regard to any matters disclosed under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(15)  Other Related Party Transactions

FirstCity has financing and service arrangements with certain Acquisition Partnerships and other affiliated entities, and financing arrangements with certain non-affiliated entities that are considered to be variable interest entities (“VIEs”), as defined in FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). However, FirstCity is not deemed to be the primary

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

beneficiary of these entities based on the provisions of FIN 46R. The Company could experience a loss in the event that cash flows from the VIEs or the underlying collateral are not collected as expected. At September 30, 2008, FirstCity’s maximum exposure to loss as a result of its involvement with the VIEs is $46.7 million.

In June 2008, FC Acquisitions SRL de CV (“FC Acquisitions”), an indirect majority-owned Mexican affiliate of FirstCity, acquired a loan portfolio in Mexico (refer to Note 5). FC Acquisitions financed the loan portfolio purchase with proceeds from an $8.7 million loan from FirstCity Mexico, Inc. (“FirstCity Mexico”), an indirect wholly-owned affiliate of FirstCity. The loan by FirstCity Mexico was repaid from the proceeds of a loan from MCS Trust SA de CV (“MCS Trust”) to FC Acquisitions pursuant to an $8.7 million term note payable to MCS Trust. The loan by MCS Trust was funded with the proceeds of a loan from BMX Holding II LLC (“BMX Holding II”), an affiliate of FirstCity Mexico. The accounts of MCS Trust are consolidated by BMX Holding II, an entity that is treated as an equity-method investment by FirstCity due to its 8.0% ownership interest in BMX Holding II. In July 2008, BMX Holding II, as the note holder, sold and assigned the note of MCS Trust to BMX Holding III LLC, an indirect majority-owned affiliate of FirstCity, for $8.7 million. At September 30, 2008, this note receivable had a carrying amount of $8.7 million and was included in “Loans receivable – affiliates” on the Company’s consolidated balance sheet. The terms and carrying amount of the note are summarized in the “Credit Facilities” schedule included under the caption Liquidity and Capital Resources in Part I, Item 2. of this Form 10-Q.

The Company has contracted with the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees and due diligence fees (included in other income) derived from such affiliates totaled $3.5 million and $2.2 million in the third quarters of 2008 and 2007, respectively, and $8.2 million and $7.3 million in the first nine months of 2008 and 2007, respectively.

FirstCity Servicing Corporation (“FCSC”), an indirect wholly-owned affiliate of the Company, and MCS et Associates (“MCS”), in which FCSC is an 11.89% shareholder as of December 31, 2007, are parties to Consulting, License and Confidentiality Agreements dated June 30, 1999 pursuant to which FCSC provides consultation services and personnel to be employed by MCS to assist in developing and managing due diligence and servicing systems. Pursuant to those agreements, MCS provides the supplied personnel with compensation, tax equalization payments, housing allowances, transportation allowance, and tax preparation. MCS also pays consulting fees to FCSC and reimburses FCSC for travel, hotel, airfare, and meal expenses incurred related to the provision of the services. In the third quarters of 2008 and 2007, FCSC received from MCS fees totaling $84,000 and $102,000, respectively, and $324,000 and $334,000 in the first nine months of 2008 and 2007, respectively.

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

(16)  Stockholders’ Equity

The Company has a stock repurchase plan, as authorized by the Board of Directors, that provides for the purchase of up to 1,500,000 shares of the Company’s common stock. In the third quarter of 2008, FirstCity repurchased 102,800 shares of its common stock on the open market for a total of $569,000. In October 2008, the Company completed the repurchase of 1,500,000 shares of common stock under the plan by purchasing an additional 336,370 of its common stock on the open market for $1.1 million.

(17)  Statements of Cash Flows

In June 2008, the Company acquired a real estate property through a majority-owned subsidiary of FirstCity Denver. As part of the investment, the Company paid approximately $2.7 million, assumed a note payable of $7.6 million and recorded a non-cash increase to “Portfolio Assets – Real estate held for investment” on the Company’s consolidated balance sheet for the same amount. Refer to Note 3 for a summary of the transaction.

In September 2008, the Company purchased an additional equity interest in a subsidiary for $1.5 million. The transaction was accounted for as a step acquisition under SFAS 141. Refer to Note 3 for a summary of the assets acquired and liabilities assumed as part of the transaction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

FirstCity is a financial services company engaged in one principal reportable segment – Portfolio Asset acquisition and resolution. The Portfolio Asset acquisition and resolution business involves acquiring portfolios of loans, real estate and other assets or similar single-asset investments (collectively referred to as “Portfolios” or “Portfolio Assets”). The Company generally acquires Portfolio Assets at a discount to their legal principal balances or appraised values, and then services and resolves the Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. FirstCity also invests in special situations and restructuring arrangements such as acquiring or financing distressed debt and businesses, originating junior- and senior-bridge loans, and executing lower middle-market buyouts; and purchases, originates and services U.S. Small Business Administration loans.

During the third quarter of 2008, the Company recorded a net loss to common stockholders on a diluted basis of $1.8 million or $0.17 per common share. The operating contribution from the Portfolio Asset acquisition and resolution segment resulted in a $0.5 million operating loss for the third quarter of 2008 compared with a $4.7 million operating gain for the same period in 2007. See Results of Operations below for a detailed review of the third quarter of 2008 compared to the third quarter of 2007.

The Company was involved in acquiring $4.5 million of portfolio investments with a face value of approximately $78.1 million in the third quarter 2008 – of which FirstCity’s investment share was $3.2 million. FirstCity’s global distribution of its third quarter 2008 investments includes $2.9 million in the United States and $0.3 million in Latin America. In addition to its portfolio acquisitions in third quarter 2008, FirstCity invested $4.2 million in the form of SBA loan originations and advances; and $1.8 million in equity interest acquisitions. At September 30, 2008, FirstCity’s earning assets (Portfolio Assets, equity investments, loans receivable and entity-level earning assets) totaled $301.7 million, and the global distribution of such earning assets (at carrying value) included $194.3 million in the United States; $54.7 million in Europe; and $52.7 million in Latin America.

The Company’s earnings in third quarter 2008 were negatively impacted by foreign currency transaction losses; and net impairment provisions, declining collections, and asset-level expenses related to the Company’s domestic consolidated portfolios and partnerships:

Foreign Currency Transaction Losses

The combined impact of foreign currency transactions from the Company’s consolidated and non-consolidated foreign operations resulted in a $0.4 million foreign currency exchange loss in third quarter 2008 (compared to a combined impact of $0.9 million in foreign currency exchange gains in third quarter 2007). The global distribution of the Company’s combined foreign currency exchange loss in third quarter 2008 was comprised of $0.5 million of exchange losses from European operations and $0.1 million of exchange gains from Latin American operations.

Net Impairment Provisions, Declining Collections and Asset-Level Expenses

The Company recorded $2.1 million of net impairment provisions in third quarter 2008 – comprised of $1.1 million of net provisions recorded to our consolidated portfolios, and $1.0 million as our share of net impairment provisions recorded to portfolio assets held in our partnership interests. The global distribution of the $2.1 million of net impairment provisions recorded by the Company in third quarter 2008 includes $1.2 million in the United States, $0.3 million in Europe, and $0.6 million in Latin America. The impairment provisions in third quarter 2008 were attributed primarily to declines in values of loan collateral and real estate assets in our domestic portfolios, and additional delays in the timing of collections of expected cash flows on domestic loan portfolios. Collections on the Company’s consolidated domestic portfolios decreased to $14.5 million in third quarter 2008 from $18.3 million in third quarter 2007, and aggregate collections on portfolios held in non-consolidated domestic partnerships decreased to $13.2 million in third quarter 2008 from $14.2 million in third quarter 2007. FirstCity also recorded $1.2 million of asset-level costs (i.e. property taxes, insurance, repairs and legal costs) in third quarter 2008 related to consolidated domestic portfolios to protect the Company’s security interests in its loan collateral and to support foreclosed properties until they are sold. These asset-level costs are attributed primarily to increased levels of delinquent property tax and insurance payments by the borrowers and increased loan foreclosures over the past twelve months. Management believes that declines in real estate values, delayed collections, and rising asset-level costs are the resulting adverse effects from the subprime mortgage crisis that began in the United States in 2007 (i.e. rising loan defaults and foreclosures on loan collateral because borrowers cannot refinance their loans and/or continue to make payments, and significant declines in real estate values due to excess building inventories). The impairment provisions were identified in connection with management’s quarterly evaluation of the collectability of the Company’s Portfolio Assets. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments, as a result of the need to make estimates about the impact of matters that are uncertain. It remains unclear what impact the illiquid markets, real estate value declines and the overall economic slowdown will ultimately have on our financial results. Therefore, we cannot provide assurance that, in any particular period, we will not incur additional impairment provisions in the future.

Considering the substantial losses reported in the financial services sector over the past year and downward pressure on economic growth due to the subprime mortgage crisis, management remains positive on the outlook of the Company. Management believes that current market conditions should not hinder FirstCity’s ability to expand its business, and that asset acquisition opportunities at attractive margins are available. As mentioned above, FirstCity was involved in acquiring $4.5 million of portfolio investments with a face value of approximately $78.1 million in the third quarter 2008 (of which FirstCity’s investment share was $3.2 million), and the Company invested an additional $6.0 million in the form of equity interest acquisitions and loan investments. In addition, FirstCity is currently evaluating 29 different transactions representing approximately $7.2 billion in face value of assets, although there can be no assurance that FirstCity will be able to consummate any of these transactions on acceptable terms.

In addition, in light of current market conditions that created liquidity constraints primarily as a result of the deterioration in the subprime mortgage industry and tightening credit standards in the marketplace, management believes that current market conditions will not impact FirstCity’s ability to finance its operations. Currently, FirstCity has (1) $350.0 million of credit facility commitments available to (i) finance the senior debt and equity portions of portfolio and asset purchases; (ii) finance equity investments in new ventures; and (iii) provide for the issuance of letters of credit working capital loans; and (2) a $40.0 million credit facility commitment to finance SBA loan originations and advances.

The Company’s financial results are affected by many factors including, but not limited to, fluctuations in interest rates; fluctuations in the underlying values of loan collateral, real estate and other assets; delays and declines in cash receipts on Portfolio Assets, loans and other assets; timing and ability to liquidate assets; availability of investment and asset acquisition opportunities; and the Company’s ability to consummate such transactions on acceptable terms. The Company’s business and results of operations are also affected by the availability of financing with terms acceptable to the Company and the Company’s access to capital markets, including the securitization markets.

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

Components of the results for the three and nine month periods ended September 30, 2008 and 2007, respectively, are detailed below (dollars in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution	$(510)	$4,680	$(7,131)	$10,863
Corporate overhead	(1,241)	(2,026)	(4,592)	(7,318)
Earnings (loss) from continuing operations	(1,751)	2,654	(11,723)	3,545
Loss from discontinued operations, net of taxes	(4)	—	(145)	—
Net earnings (loss) to common stockholders	$(1,755)	$2,654	$(11,868)	$3,545
Diluted earnings (loss) per common share	$(0.17)	$0.23	$(1.14)	$0.31

Results of Operations

The following discussion and analysis is based on the segment reporting information presented in Note 9 to the Consolidated Financial Statements of the Company included in Item 1. of this Form 10-Q, and should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) included elsewhere in this Form 10-Q.

Third Quarter 2008 Compared to Third Quarter 2007

The Company reported net losses of $1.8 million in the third quarter 2008 compared to net earnings of $2.7 million in the third quarter 2007. Diluted net losses to common stockholders were $0.17 per common share in the third quarter of 2008 compared to $0.23 of diluted net earnings per common share in the third quarter of 2007.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset acquisition and resolution segment resulted in a $0.5 million operating loss in the third quarter of 2008 compared to a $4.7 million operating gain in the third quarter of 2007. FirstCity was involved in acquiring $4.5 million of Portfolio Asset acquisitions in third quarter 2008 with an approximate face value of $78.1 million, compared to its involvement in acquiring $19.7 million of Portfolio Asset acquisitions in third quarter 2007 with an approximate face value of $34.9 million. In third quarter 2008, FirstCity’s investment share in the Portfolio Asset acquisitions was $3.2 million – comprised of $2.9 million acquired through consolidated Portfolios and $0.3 million through Acquisition Partnerships. In third quarter 2007, the Company’s investment share in the Portfolio Asset acquisitions was $16.3 million – comprised of $15.1 million acquired through consolidated Portfolios and loan purchases and $1.2 million through Acquisition Partnerships.

FirstCity invested an additional $6.0 million in third quarter 2008 in the form of SBA loan originations and advances, and equity interest acquisitions; compared to $6.3 million of additional investments in third quarter 2007 in the form of a business acquisition and SBA loan originations and advances.

Servicing fee revenues.  Servicing fee revenues increased to $3.8 million in the third quarter of 2008 from $2.4 million in the third quarter of 2007. Servicing fees from domestic Acquisition Partnerships totaled $1.2 million in third quarter 2008 compared to $0.5 million in third quarter 2007, while servicing fees from Latin American Acquisition Partnerships totaled $2.6 million in third quarter 2008 compared to $1.9 million in third quarter 2007. The overall increase in servicing fees is attributed primarily to (1) recognition of performance-based service fees on certain domestic partnerships in third quarter 2008; and (2) service fees earned on new domestic and Latin American arrangements that were created since third quarter 2007. Servicing fees from domestic Acquisition Partnerships are generally based on a percentage of the collections received from portfolios held by these non-consolidated domestic partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin.

Income from Portfolio Assets.  Income from Portfolio Assets decreased to $5.2 million in the third quarter of 2008 compared to $5.7 million in the third quarter of 2007. FirstCity’s average investment in consolidated Portfolio Assets was $142.3 million and $118.8 million for the third quarters of 2008 and 2007, respectively. However, collections from consolidated Portfolio Assets totaled $15.6 million in third quarter 2008 compared to $19.7 million in third quarter 2007. Refer to Note 5 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale.  The Company recorded an $85,000 gain on the sales of SBA loans in third quarter 2008 with a basis in the loans sold of $2.2 million, compared to $34,000 of gains recorded in third quarter 2007 with a basis in the loans sold of $1.3 million. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 85 percent of the principal of a qualifying loan. The Company generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion for investment.

Interest income from SBA loans.  Interest income from SBA loans decreased to $0.4 million during the third quarter of 2008 compared to $0.8 million during the third quarter of 2007. The income decline is attributed to FirstCity’s average investment in SBA loans falling to $16.9 million for third quarter 2008 from $18.3 million for third quarter 2007.

 Interest income from affiliates.  Interest income from affiliates increased to $0.9 million in third quarter 2008 compared to $0.1 million in third quarter 2007. The increased income is attributed to FirstCity’s average investment level in loans receivable from affiliates rising to $22.6 million for third quarter 2008 from $5.2 million for third quarter 2007.

Interest income from loans receivable – other.   Interest income from loans receivable – other was $0.5 million in the third quarter of 2008 and $1.6 million in the third quarter of 2007. The income decline is attributed to the Company’s decreased investment level in loans to non-affiliated entities. FirstCity’s average investment in loans receivable – other was $15.4 million and $27.7 million for the third quarters of 2008 and 2007, respectively.

Revenue from railroad operations.  Revenue from railroad operations represents revenue generated by the Company’s majority-owned domestic railroad company that was acquired in August 2007. Third quarter 2008 includes a full quarter of railroad operations revenue ($0.8 million), whereas third quarter 2007 includes a partial quarter of revenue ($0.3 million) due to the mid-quarter acquisition.

Other income.  Other income for the third quarter of 2008 increased by $0.4 million in comparison to the third quarter of 2007 primarily due to rental income recorded in third quarter 2008 from  the Company’s office building investment (acquired in June 2008), and additional revenue generated by certain income-producing foreclosure properties in third quarter 2008.

Expenses.  Operating expenses approximated $15.0 million and $9.2 million in the third quarters of 2008 and 2007, respectively. The following is a discussion of the major components of operating expenses.

Interest and fees on notes payable were $4.6 million and $4.7 million in the third quarters of 2008 and 2007, respectively. FirstCity’s average outstanding debt increased to $231.4 million in third quarter 2008 from $219.3 million in the third quarter of 2007, while the average cost of borrowings decreased to 7.9% in 2008 compared to 8.7% in 2007.

Salaries and benefits increased to $4.6 million in the third quarter of 2008 from $3.5 million in the third quarter of 2007, primarily due to additional salaries and benefits in 2008 that resulted from the railroad company acquisition in August 2007, and increased staffing at the Company’s domestic and Latin American servicing platforms. The total number of personnel within the Portfolio Asset acquisition and resolution segment was 228 and 200 at September 30, 2008 and 2007, respectively.

Net provisions for loan and impairment losses totaled $1.1 million in third quarter 2008 compared to a $0.1 million net recovery in third quarter 2007. The increase is attributed primarily to net impairment provisions of $1.1 million recorded in 2008 to the Company’s consolidated domestic portfolios. The impairment provisions in third quarter 2008 were attributed primarily to declines in values of loan collateral and real estate assets in our domestic portfolios, and additional delays in the timing of collections of expected cash flows on domestic loan portfolios. Management believes that declines in real estate values and delayed collections are the resulting adverse effects from the subprime mortgage crisis that began in the United States in 2007 (i.e. rising loan defaults and foreclosures on loan collateral because borrowers cannot refinance their loans and/or continue to make payments and significant declines in real estate values due to excess building inventories). The impairment provisions were identified in connection with management’s regular evaluation of the collectibility of the Company’s Portfolio Assets. Management’s evaluation is inherently subjective as it requires estimates that are susceptible to revision in future periods as more information becomes available.

Occupancy, data processing, property protection and other expenses increased to $4.5 million for the third quarter of 2008 from $1.1 million in the third quarter of 2007. The increase is primarily attributed to $0.5 million of additional property protection expenses (i.e. property taxes, insurance and legal) incurred in 2008 to protect FirstCity’s real estate security interests in its domestic consolidated loan portfolios and support foreclosed properties; and $0.8 million of foreign currency exchange losses recorded in third quarter 2008 compared to $1.6 million of gains in third quarter 2007.

Equity in earnings of investments.  Equity in earnings of investments remained constant at $2.2 million in the third quarter of 2008 compared to $2.2 million in the third quarter of 2007. Equity in earnings of Acquisition Partnerships decreased to $1.6 million in 2008 from $2.1 million in 2007, and equity in earnings of servicing and operating entities increased by $0.5 million in 2008 compared to 2007. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships by geographic region. Refer to Note 7 of the Consolidated Financial Statements included in Item 1 on this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity investments by region.

•             Domestic — Total revenues reported by domestic Acquisition Partnerships decreased to $2.6 million in third quarter 2008 from $5.6 million in 2007. Total net earnings reported by domestic partnerships decreased to a $0.5 million loss in third quarter 2008 compared to $2.1 million of net earnings in third quarter 2007. The decrease in total partnership earnings was attributed primarily to a decrease in portfolio asset holdings (i.e. earning assets) to $63.1 million in 2008 from $96.4 million in 2007 and a decrease in collections to $13.2 million in third quarter 2008 from $14.2 million in third quarter 2007 – which collectively resulted in a decline in income generated by these assets to $2.6 million in third quarter 2008 compared to $5.5 million in third quarter 2007. The collective activity described above translated to a decrease in FirstCity’s share of domestic partnership earnings to a $0.4 million loss for third quarter 2008 from $1.1 million of net earnings for third quarter 2007.

FirstCity’s average investment in domestic partnerships decreased to $20.7 million in third quarter 2008 from $36.1 million in 2007. As a result, FirstCity’s share of domestic partnership revenues experienced a corresponding decrease as discussed above. Since a majority of FirstCity’s domestic portfolio acquisitions over the past two years were acquired through consolidated

Portfolios instead of equity investments in Acquisition Partnerships, the Company expects income from consolidated Portfolios to off-set the decline in equity in earnings from the domestic partnerships.

•             Latin America — Total revenues reported by Latin American Acquisition Partnerships decreased to $8.8 million in third quarter 2008 from $11.7 million in third quarter 2007. However, total net earnings reported by Latin American partnerships increased to $2.5 million in third quarter 2008 compared to a $1.8 million loss in third quarter 2007. The increase in total net earnings reported by Latin American partnerships was attributed primarily to the following: (1) decrease in interest expense to $0.9 million in third quarter 2008 compared to $1.9 million in third quarter 2007; and (2) increase in foreign currency exchange gains to $3.1 million in third quarter 2008 compared to $5.4 million of exchange losses in third quarter 2007. The positive impact from these factors to total net earnings reported by Latin American partnerships was partially off-set by the following: (1) decrease in collections on seasoned cost-recovery loan portfolios to $2.4 million in third quarter 2008 compared to $6.7 million in third quarter 2007 – resulting in a $1.6 million decrease in income related to these portfolios in 2008 compared to 2007; (2) decrease in interest and accretion on performing loan portfolios to $7.6 million in third quarter 2008 compared to $9.0 million in third quarter 2007; (3) increase in net impairment provisions to $2.0 million in third quarter 2008 compared to $1.3 million in third quarter 2007; and (4) increase in servicing fees expense to $3.9 million in third quarter 2008 compared to $2.8 million in third quarter 2007. The collective activity described above translated to a small increase in FirstCity’s share of net earnings in Latin American partnerships to $0.4 million for third quarter 2008 from a $0.1 million loss for third quarter 2007.

•             Europe — Total revenues reported by European Acquisition Partnerships increased to $12.2 million in third quarter 2008 from $8.3 million in third quarter 2007. Total net earnings reported by European partnerships increased to $6.4 million in third quarter 2008 compared to $3.7 million in third quarter 2007. The increase in total partnership earnings was attributed primarily to the following (1) increase in collections on seasoned cost-recovery loan portfolios to $9.1 million in third quarter 2008 compared to $4.1 million in third quarter 2007 – resulting in a $3.7 million increase in income related to these portfolios in 2008 compared to 2007; and (2) increase in interest and accretion on performing loan portfolios to $6.0 million in third quarter 2008 compared to $5.3 million in third quarter 2007 (attributed primarily to accretion rate increases on certain existing portfolios since third quarter 2007). The collective activity described above translated to an increase in FirstCity’s share of European partnership earnings to $1.6 million for third quarter 2008 from $1.1 million for third quarter 2007.

Other Significant Items Affecting Operations

The following items affect the Company’s overall results of operations and are not directly related to the Portfolio Asset acquisition and resolution business discussed above.

Corporate overhead.  Net corporate overhead expenses (excluding taxes) decreased to $1.6 million in the third quarter of 2008 compared to $1.9 million in the third quarter of 2007 primarily due to a $0.5 million decrease in accounting and legal fees.

Income taxes.  Provision for income tax benefit (expense) approximated $44,000 in the third quarter of 2008 and ($153,000) in the third quarter of 2007. Refer to additional information on income taxes disclosed in Note 12 to the Consolidated Financial Statements included in Item 1 on this Form 10-Q.

First Nine Months of 2008 Compared to First Nine Months of 2007

The Company reported net losses of $11.9 million in the first nine months of 2008 compared to net earnings of $3.5 million in the first nine months 2007. Diluted net losses to common stockholders were $1.14 per common share in the first nine months of 2008 compared to $0.31 of diluted net earnings per common share in the first nine months of 2007.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset acquisition and resolution segment resulted in a $7.1 million operating loss in the first nine months of 2008 compared to a $10.9 million operating gain in the first nine months of 2007. FirstCity was involved in acquiring $61.1 million of Portfolio Asset acquisitions in the first nine months of 2008 with an approximate face value of $716.2 million, compared to its involvement in acquiring $189.9 million of Portfolio Asset acquisitions in the first nine months of 2007 with an approximate face value of $422.3 million. In 2008, FirstCity’s investment share in the Portfolio Asset acquisitions was $45.1 million – comprised of $38.0 million acquired through consolidated Portfolios and $7.1 million through Acquisition Partnerships. In the first nine months of 2007, FirstCity’s investment share in the Portfolio Assets was $111.0 million – comprised of $92.4 million acquired through consolidated Portfolios and $18.6 million through Acquisition Partnerships.

FirstCity invested an additional $39.7 million in the first nine months of 2008 in the form of real estate investments, debt financing arrangements, SBA loan originations and advances, and equity interest investments; compared to $18.3 million of such additional investments in the first nine months of 2007.

Servicing fee revenues. Servicing fee revenues decreased to $8.7 million in the first nine months of 2008 from $8.0 million in the first nine months of 2007. Servicing fees from domestic Acquisition Partnerships totaled $2.0 million in first nine months of 2008 compared to $2.3 million in first nine months of 2007, while servicing fees from Latin American Acquisition Partnerships totaled $6.7 million in first nine months of 2008 compared to $5.7 million in first nine months of 2007. The overall increase in servicing fees is attributed primarily to service fees earned on new domestic and Latin American arrangements that were created since third quarter 2007; off-set primarily by a decline in domestic partnership collections to $30.7 million in the first nine months of 2008 compared to $56.7 million in 2007. Servicing fees from domestic Acquisition Partnerships are generally based on a percentage of the collections received from portfolios held by these non-consolidated domestic partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin.

Income from Portfolio Assets. Income from Portfolio Assets decreased to $15.8 million in the first nine months of 2008 compared to $16.5 million in the first nine months of 2007. FirstCity’s average investment in consolidated Portfolio Assets was $127.5 million and $115.7 million for the first nine months of 2008 and 2007, respectively. However, collections from consolidated Portfolio Assets decreased to $46.5 million in the first nine months of 2008 compared to $60.8 million in 2007. Refer to Note 5 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for a summary of income from Portfolio Assets.

Gain on sale of SBA loans held for sale. The Company recorded a $0.2 million gain on the sales of SBA loans in the first nine months of 2008 with a basis in the loans sold of $5.1 million, compared to $0.7 million of gains recorded in the first nine months of 2007 with a basis in the loans sold of $16.2 million. Gains on SBA loan sales reflect the Company’s participation in the SBA guaranteed loan program. Under the SBA 7(a) program, the SBA guarantees up to 85 percent of the principal of a qualifying loan. The Company generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion for investment.

Interest income from SBA loans. Interest income from SBA loans decreased to $1.2 million during the first nine months of 2008 compared to $1.7 million during the first nine months of 2007. The income decline is attributed to FirstCity’s average investment in SBA loans falling to $15.6 million for 2008 from $17.9 million for 2007.

 Interest income from affiliates. Interest income from affiliates increased to $1.5 million for the first nine months of 2008 compared to $0.4 million for the first nine months of 2007. The increased income is attributed to FirstCity’s average investment in loans receivable from affiliates rising to $15.0 million for 2008 from $4.9 million for 2007.

Interest income from loans receivable — other. Interest income from loans receivable — other was $1.2 million for the first nine months of 2008 and $3.5 million for the first nine months of 2007. The income decline is attributed to the Company’s decreased investment level in loans to non-affiliated entities. FirstCity’s average investment in loans receivable — other was $10.7 million and $27.1 million for the first nine months of 2008 and 2007, respectively.

Revenue from railroad operations. Revenue from railroad operations represents revenue generated by the Company’s majority-owned domestic railroad company that was acquired in August 2007. Revenue from railroad operations was $2.5 million for the first nine months of 2008 and $0.3 million for the first nine months of 2007 (partial period since the railroad was acquired in August 2007).

Other income. Other income for the first nine months of 2008 increased by $1.0 million in comparison to 2007 primarily due to rental income recorded in 2008 from the Company’s office building investment (acquired in June 2008); (2) additional revenue generated by certain income-producing foreclosure properties in third quarter 2008; and (3) management oversight fees attributed to new Latin American portfolio investments in 2008.

Expenses. Operating expenses were $47.9 million and $29.9 million in the first nine months of 2008 and 2007, respectively. The following is a discussion of the major components of operating expenses.

Interest and fees on notes payable were $12.0 million and $13.7 million in the first nine months of 2008 and 2007, respectively. FirstCity’s average outstanding debt decreased to $199.3 million in the first nine months of 2008 from $212.9 million in the first nine months of 2007, while the average cost of borrowings decreased to 8.0% in 2008 compared to 8.6% in 2007.

Salaries and benefits increased to $12.8 million in the first nine months of 2008 from $9.7 million in the first nine months of 2007, primarily due to additional salaries and benefits in 2008 that resulted from the railroad company acquisition in August 2007, and increased staffing at ABL (SBA lending platform), FirstCity Crestone (special situations investment platform), and the Company’s domestic and Latin American servicing platforms. The total number of personnel within the Portfolio Asset acquisition and resolution segment was 228 and 200 at September 30, 2008 and 2007, respectively.

Net provisions for loan and impairment losses totaled $11.2 million in the first nine months of 2008 compared to $0.9 million in the first nine months of 2007. The increase is attributed primarily to net impairment provisions of $10.2 million recorded in 2008 to the Company’s consolidated domestic portfolios and loans; and $1.0 million of provisions recorded to domestic real estate properties. The impairment provisions in 2008 were attributed primarily to declines in values of loan collateral and real estate assets in our domestic portfolios, and additional delays in the timing of collections of expected cash flows on domestic loan portfolios. Management believes that declines in real estate values and delayed collections are the resulting adverse effects from the subprime mortgage crisis that began in the United States in 2007 (i.e. rising loan defaults and foreclosures on loan collateral because borrowers cannot refinance their loans and/or continue to make payments and significant declines in real estate values due to excess building inventories). The impairment provisions were identified in connection with management’s regular evaluation of the collectibility of the Company’s Portfolio Assets. Management’s evaluation is inherently subjective as it requires estimates that are susceptible to revision in future periods as more information becomes available.

Occupancy, data processing, property protection and other expenses increased to $11.6 million for the first nine months of 2008 from $5.9 million in the first nine months of 2007. The increase is attributed primarily to (1) $2.4 million of additional property protection expenses (i.e. property taxes, insurance and legal) incurred in 2008 to protect FirstCity’s real estate security interests in its domestic consolidated loan portfolios and support foreclosed properties; (2) $1.0 million of foreign currency exchange losses recorded in 2008 compared to $1.1 million of gains in 2007; (3) additional legal, accounting and professional fees of $0.5 million recorded in 2008 compared to 2007; and (4) additional foreign tax expense of $0.3 million recorded in 2008 compared to 2007.

Equity in earnings of investments. Equity in earnings of investments slightly decreased to $8.0 million in the first nine months of 2008 compared to $8.3 million in the first nine months of 2007. Equity in earnings of Acquisition Partnerships decreased to $6.9 million in 2008 from $7.5 million in 2007, and equity in earnings of servicing and operating entities increased to $1.1 million in 2008 compared to $0.8 million in 2007. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships by geographic region. Refer to Note 7 of the Consolidated Financial Statements included in Item 1 on this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity investments by region.

•

Domestic — Total revenues reported by domestic Acquisition Partnerships decreased to $8.9 million in the first nine months of 2008 from $14.6 million in 2007. Total net earnings reported by domestic partnerships decreased to a $0.3 million loss in the first nine months of 2008 compared to $5.2 million of net earnings in the first nine months of 2007. The decrease in total partnership earnings was attributed primarily to the following: (1) decrease in portfolio asset holdings (i.e. earning assets) to $63.1 million in 2008 from $96.4 million in 2007; (2) decrease in collections to $30.7 million in 2008 from $56.7 million in 2007 — which collectively resulted in a decline in income generated by these assets to $8.9 million in 2008 compared to $14.3 million 2007; and (3) increase in net impairment provisions to $3.0 million in 2008 compared to $1.7 million in 2007. The collective activity described above translated to a decrease in FirstCity’s share of domestic partnership earnings to a $0.3 million loss for 2008 from $2.4 million of net earnings for 2007.

FirstCity’s average investment in domestic partnerships decreased to $22.2 million in the first nine months of 2008 from $35.2 million in 2007. As a result, FirstCity’s share of domestic partnership revenues experienced a corresponding decrease as discussed above. Since a majority of FirstCity’s domestic portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity investments in Acquisition Partnerships, the Company expects income from consolidated Portfolios to off-set the decline in equity in earnings from the domestic partnerships.

•

Latin America — Total revenues reported by Latin American Acquisition Partnerships increased to $32.5 million in the first nine months of 2008 from $31.1 million in the first nine months of 2007. Total net earnings reported by Latin American partnerships increased to $8.5 million in the first nine months of 2008 compared to $4.8 million in the first nine months of 2007. The increase in total earnings reported by Latin American partnerships was attributed primarily to the following: (1)

increase in collections to $56.9 million in 2008 from $42.1 million in 2007 – which collectively resulted in an increase in income generated by these assets to $32.3 million in 2008 compared to $30.6 million 2007; (2) decrease in interest expense to $4.8 million in 2008 from $5.8 million in 2007; and (3) increase in foreign currency exchange gains to $11.5 million in 2008 compared to a $6.2 million exchange loss in 2007. The positive impact from these factors to total net earnings by Latin American partnerships was partially off-set by the following: (1) increase in net impairment provisions to $7.3 million in 2008 compared to $6.2 million in 2007; (2) increase in servicing fees expense to $12.7 million in 2008 compared to $8.2 million in 2007; and (3) increase in foreign tax expense to $1.1 million in 2008 from a foreign tax benefit of $2.4 million in 2007. The collective activity described above translated to an increase in FirstCity’s share of net earnings in Latin American partnerships to $1.5 million for the first nine months of 2008 from $0.8 million for the first nine months of 2007.

•

Europe — Total revenues reported by European Acquisition Partnerships increased to $34.3 million in the first nine months of 2008 from $25.4 million in 2007. Total net earnings reported by European partnerships increased to $20.1 million in the first nine months of 2008 compared to $15.0 million in the first nine months of 2007. The increase in total earnings reported by European partnerships was attributed primarily to (1) increase in collections on seasoned cost-recovery loan portfolios to $20.7 million in 2008 compared to $14.1 million in 2007 — resulting in an increase in income related to these portfolios to $14.2 in 2008 compared to $9.2 million 2007; (2) increase in interest and accretion on performing loan portfolios to $19.5 million in 2008 compared to $16.0 million in 2007 (attributed primarily to accretion rate increases on certain existing portfolios since third quarter 2007); and (3) decrease in net impairment provisions to $1.5 million in 2008 compared to $2.0 million in 2007. The positive impact from these factors to total net earnings by European partnerships was partially off-set by the following: (1) increase in interest expense to $2.7 million in 2008 from $0.2 million in 2007; and (2) increase in servicing fees expense to $5.8 million in 2008 compared to $4.4 million in 2007. The collective activity described above translated to an increase in FirstCity’s share of European partnership earnings to $5.7 million for the first nine months of 2008 from $4.3 million for the first nine months of 2007.

Other Significant Items Affecting Operations

The following items affect the Company’s overall results of operations and are not directly related to the Portfolio Asset acquisition and resolution business discussed above.

Corporate overhead. Net corporate overhead expenses (excluding taxes) decreased to $4.9 million in the first nine months of 2008 compared to $7.0 million in the first nine months of 2007, primarily due to $2.2 million in expenses incurred during the first nine months of 2007 relating to an independent investigation authorized by the Company’s audit committee.

Income taxes. Provision for income tax expense approximated $0.2 million in the first nine months of 2008, and $0.4 in the first nine months of 2007. Refer to additional information on income taxes disclosed in Note 12 to the Consolidated Financial Statements included in Item 1 on this Form 10-Q.

Financial Condition

Significant changes in FirstCity’s financial condition during the first nine months of 2008 resulted from the following:

Consolidated assets of $346.9 million at September 30, 2008 were $48.8 million higher than consolidated assets at December 31, 2007. The increase in consolidated assets is attributed primarily to a $56.5 million net increase in Portfolio Assets, loan investments and equity-method investments related to FirstCity’s investment activities; off-set by a $10.1 million net decrease in cash to fund operations.

Consolidated liabilities of $254.9 million as of September 30, 2008 were $63.6 million higher than consolidated liabilities at December 31, 2007. Total notes payable increased by $47.9 million primarily to finance the Company’s investment activities in the first nine months of 2008.

Portfolio Asset Acquisition and Resolution

Aggregate acquisitions by the Company are as follows (in thousands):

	Purchase	FirstCity
	Price	Investment
	(Dollars in thousands)
First nine months of 2008	$61,128	$45,124
Total 2007	214,333	126,714
Total 2006	296,990	144,048
Total 2005	146,581	71,405
Total 2004	174,139	59,762
Total 2003	129,192	22,944

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

•                    The available interest rates under the loan facility are London Interbank Offering Rate (“LIBOR”) plus 2.00% to 2.50% per annum;

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

At September 30, 2008, the Company was in compliance with all material covenants or other requirements set forth in the credit agreements or other agreements with Bank of Scotland.

On July 14, 2008, the Company and Bank of Scotland entered into an amendment to the revolving loan facility that added financial covenants to the loan facility which require FirstCity and all other members of the consolidated group to maintain, on a consolidated basis, a ratio of net cash flow to total interest and fee expense of not less than 5.00 to 1.00 for the four fiscal quarters then ended and a cash conversion rate of not less than 25% for the four fiscal quarters then ended. The amendment is effective as of July 14, 2008, and the additional covenants are applicable to the fiscal quarters ending September 30, 2008 and thereafter.

FirstCity has $32.1 million in Euro-denominated debt outstanding on the $225.0 million revolving credit facility with Bank of Scotland described above for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company entered into the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was $1.9 million for the nine months ended September 30, 2008, and ($1.4) million for the same period in 2007.

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

At September 30, 2008, the Company was in compliance with all material covenants or other requirements set forth in the credit agreements or other agreements with Bank of Scotland.

On July 14, 2008, FH Partners LLC and Bank of Scotland entered into an amendment to the revolving loan facility that added financial covenants to the loan facility which require FH Partners LLC to maintain a ratio of net cash flow to total interest and fee expense of not less than 7.00 to 1.00 for the four fiscal quarters then ended and a cash conversion rate of not less than 35% for the four fiscal quarters then ended. The amendment is effective as of July 14, 2008, and the additional covenants are applicable to the fiscal quarters ending September 30, 2008 and thereafter.

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

At September 30, 2008, the Company was in compliance with all material covenants or other requirements set forth in the credit agreements or other agreements with BoS (USA).

On July 14, 2008, the Company and BoS (USA) entered into an amendment to the subordinated credit agreement that added financial covenants to the loan facility which require FirstCity and all other members of the consolidated group to maintain, on a consolidated basis, a ratio of net cash flow to total interest and fee expense of not less than 5.00 to 1.00 for the four fiscal quarters then ended and a cash conversion rate of not less than 25% for the four fiscal quarters then ended. The amendment is effective as of July 14, 2008, and the additional covenants are applicable to the fiscal quarters ending September 30, 2008 and thereafter.

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

Banco Santander, S.A.

FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, has a revolving line of credit with a maximum loan amount of 142,240,000 Mexican pesos with Banco Santander, S.A., which was equivalent to $13.2 million U.S. dollars at September 30, 2008. The loan proceeds are used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At September 30, 2008, FirstCity had a letter of credit in the amount of $14.1 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $14.1 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

Wells Fargo Foothill, LLC

American Business Lending, Inc. (“ABL”), a subsidiary of FirstCity, has a $40.0 million revolving loan facility with Wells Fargo Foothill, LLC (“WFF”) for the purpose of financing and acquiring SBA loans. The obligations under this facility are secured by substantially all of the assets of ABL.  In addition, FirstCity provided WFF with an unconditional guaranty, up to a maximum of $5.0 million plus enforcement cost, of the obligations of ABL under the loan facility that relate to funds in the amount of $31.7 million advanced by WFF to ABL in connection of a portfolio of SBA loans in February 2007. This guaranty arrangement remains in effect until the obligations incurred in connection with the advance related to the acquisition of the portfolio of SBA loans are paid in full. The primary terms of the $40.0 million revolving loan facility, as amended, are as follows:

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

The security agreement executed by ABL to secure the obligations under this credit facility grants a security interest to WFF in all of the assets of ABL, except the unguaranteed portions of certain SBA-guaranteed loans, certain other assets, and the Small Business Lending Corporation license. In addition, the loan facility contains certain defined financial covenants including a maximum ratio of debt to equity, minimum level of tangible net worth, minimum interest coverage ratios, and asset quality ratios related to the underlying loan collateral. At September 30, 2008, ABL was in compliance with all material covenants or other requirements set forth in the credit agreement or other agreements with WFF, except for two covenants related to loan losses and tangible net worth. At the end of each fiscal quarter, ABL’s loan losses for the twelve-month period then ending should not exceed 2.0% of the average amount of non-guaranteed loans outstanding during the period (ABL’s loan loss measure under this condition was 2.9% at September 30, 2008). In addition, at the end of each fiscal quarter, ABL is required to maintain, on a consolidated basis, tangible net worth of not less than $6.5 million (ABL’s tangible net worth approximated $6.4 million at September 30, 2008). WFF has waived these requirements of the agreement as of and for the quarter ended September 30, 2008.

Excluding the term acquisition facilities of the unconsolidated Acquisition Partnerships, as of September 30, 2008, the Company and its subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $425 million and outstanding borrowings of $225 million.

Management believes that the existing loan facilities; related fees generated from the servicing of assets; equity distributions from existing Acquisition Partnerships; collections from consolidated portfolios, loans and other investments; sales of interests in equity investments; and sales of guaranteed portions of existing and originated SBA loans will allow the Company to meet its obligations as they come due during the next twelve months.

The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of October 31, 2008, and the outstanding borrowings under such facilities as of September 30, 2008.

	Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	October 31,	September 30,
	2008	2008	Interest Rate	Other Terms and Conditions
	(Dollars in millions)
Bank of Scotland $225 million portfolioacquisition and working capital facility (1)	$225	$114	$84 at LIBOR+ 2.0% - 2.50%; $30 at 18-month fixed rate of 7.86%	Secured by equity interests and other assets of FirstCity, matures November 2010

Bank of Scotland $100 million portfolio acquisition - revolving credit	100	55	$53 at LIBOR+ 2.0% $2 at prime	Secured by assets of FH Partners, L.P. and guaranteed by the Company, matures November 2010

Bank of Scotland $25 million subordinated delayed draw credit	25	7	prime plus 3%	Secured by security interests in assets of FirstCity and wholly-owned subsidiaries, matures November 2010

American Bank term loan for portfolio acquisition by FC Washington	1	1	Fixed 5.0%	Secured by assets of FC Washington and guaranteed by the Company, matures May 2011

Participation payable	1	1	23.92% imputed rate	Participation agreement on 33% of net cash flows received on one portfolio

Banco Santander line of credit facility, denominated in Mexican pesos	11	14	Rate based on 28 day Mexican index rate plus 1.5%	Secured by Bank of Scotland letter of credit, matures November 2008, commitment amount 142,240,000 MXN

Wells Fargo Foothill, Inc. $40 million revolving loan facility	40	12	LIBOR+ 2.625% or greater of Wells Fargo prime or 7.5%	Secured by assets of American Business Lending, Inc., matures December 2009

The First National Bank of Central Texas term loan for portfolio acquisition by MPortfolio Corporation	1	1	LIBOR+ 1.75%	Secured by assets of MPortfolio Corporation, matures June 2010

LaSalle Bank NA term loan	3	3	LIBOR+ 2.25%	Secured by assets of East Penn Railroad LLC, matures March 2011

LaSalle Bank NA revolving loan facility	1	—	option of Base Rate (greater of prime or Federal Funds Rate+ .5%) plus margin, or LIBOR plus margin	Secured by assets of East Penn Railroad LLC, matures March 2011

Merrill Lynch Mortgage Trust term loan	8	8	Fixed 6.07%	Secured by assets of Oregon Short Line Building LLC, matures April 2016

Notes payable to banks	416	216

MCS Trust SA de CV term loan	9	9	Fixed 20%	Secured by assets of FC Acquisitions, SRL de CV, matures June 2020

Note payable to affiliate	9	9

Total	$425	$225

(1)          The Bank of Scotland facility allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $50.0 million. At September 30, 2008, the Company had approximately $32.1 million outstanding under the Euro-denominated portion of this facility.

Forward-Looking Statements

FirstCity may from time to time make written or oral forward-looking statements, including statements contained in FirstCity’s filings with the SEC (including this Quarterly Report on Form 10-Q and the Exhibits hereto), in its reports to stockholders and in other FirstCity communications. These statements relate to the Company’s strategic objectives and future performance, which are not historical facts, and may be deemed to be forward-looking statements under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, without limitation, statements regarding our future financial position, business strategy, and plans and objectives of management for future operations, as well as any statement that may project, indicate or imply future results, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “may,” “could,” “would,” “should,” “will likely result,” “indication,” “outlook,” “projects” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual results and outcomes may differ materially from those expressed in, or implied by, our forward-looking statements.

There are many important factors that could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. Such factors include, but are not limited to, changes in general economic conditions in the United States and local economic conditions in the geographic regions and industries in which the Company operates; foreign social and economic conditions; performance of the Company’s subsidiaries and affiliates; availability of investments and investment opportunities; the Company’s ability to project future cash receipts and develop critical assumptions and estimates underlying asset performance; increased competition in the business in which we operate; the Company’s ability to consummate portfolio acquisitions and other investment transactions on acceptable terms; credit risk associated with our borrowers’ ability to repay their loans; level of nonperforming assets, charge-offs and impairment provisions; risks associated with foreign operations; currency exchange rate fluctuations; risks associated with start-up of new businesses and entry into new markets; changes in the interest rate environment and market liquidity; fluctuations in residential and commercial real estate values; adverse movements and volatility in equity capital markets; the degree to which the Company is leveraged; the Company’s continued need for financing; availability of the Company’s credit facilities; ability to obtain additional financing from the Bank of Scotland or any other lender; the impact of certain covenants in loan agreements of the Company and its subsidiaries; risks of declining value of loans, collateral or assets; the ability of the Company to utilize NOLs; liabilities resulting from litigation and regulatory investigations that might arise from continuing and discontinued operations, including costs, expenses, settlements and judgments; changes (legislative and otherwise) in the asset securitization industry; changes in domestic or foreign tax laws, rules and regulations as well as court, Internal Revenue Service or other governmental agencies’ interpretations thereof; changes in accounting standards, rules and interpretations; and factors more fully discussed and identified in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed with the SEC on March 17, 2008 (including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), as well as in other SEC filings of the Company. Many of these factors are beyond the Company’s control. In addition, it should be noted that past financial and operational performance of the Company is not necessarily indicative of future financial and operational performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, the Company expressly disclaims any obligation or intention to release publicly any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations with regard thereto or any change in future events, conditions or circumstances on which any forward-looking statement is based.

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

SBA loans receivable were $17.5 million at September 30, 2008, of which $3.2 million were related to the guaranteed portion of these loans. The guaranteed portion is backed by the full faith and credit of the U.S. Small Business Administration, and is generally sold into the secondary market. Virtually all of the SBA loans have variable interest rates. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate change in interest rates would have a minimal effect on interest income from SBA loans for the third quarter of 2008. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

FirstCity had $225.3 million in debt outstanding at September 30, 2008. The Company is exposed to interest rate risk primarily through its variable rate debt, which totaled $178.3 million or 79.1% of the Company’s total debt. A 50 basis point change in interest rates would increase or decrease FirstCity’s interest expense by approximately $1.0 million annually.

Foreign Currency Risk

The Company currently has loans and equity investments in Europe, Latin America (i.e. Mexico, Argentina, Dominican Republic, Brazil and Chile) and Canada.

In Europe and in Mexico, the Company’s investments are primarily in the form of equity and represent a significant portion of the Company’s total equity investments. As previously discussed, the revolving acquisition facility with Bank of Scotland for $225.0 million provides that the Company may borrow up to a maximum amount in Euros that is equivalent to U.S. $50 million. At September 30, 2008, the Company had U.S. $32.1 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In November 2006, the Company acquired a line of credit facility with Banco Santander, S.A. that provides that the Company may borrow up to a current maximum of 142,240,000 Mexican pesos. At September 30, 2008, the Company had 142,240,000 in Mexican peso-denominated debt, which was equivalent to U.S. $14.0 million. Management of the Company feels that these loan agreements will help reduce the risk of adverse effects of currency changes on these investments.

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

		One U.S. dollar equals	Estimated decline in valuation of investments resulting from incremental depreciation of foreign currency of (dollars in thousands)
			5%	10%

Europe	EUR	0.69	$2,010	$3,846

Mexico	MXN	10.79	$2,414	$4,656

Chile	CLP	550.59	$235	$449

Brazil	BRL	1.90	$44	$84

Argentina	ARS	3.13	$44	$86

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments with regard to any matters disclosed under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as previously disclosed under Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following summarizes purchases of common stock during the third quarter 2008:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
Month	Total Number of Shares Purchased	Average Price Paid Per Share	as Part of Publicly Announced Plans or Programs (1)	Yet Be Purchased Under the Plans or Programs
July	17,800	$4.23	17,800
August	—	$—	—
September	85,000	$5.81	85,000
Total	102,800	$5.54	102,800	336,370

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On October 17, 2008, American Business Lending, Inc. (“American”), an affiliate of FirstCity, as borrower, and Wells Fargo Foothill, LLC (“Lender”), as lender, entered into a Conditional Waiver Agreement Regarding Event of Default dated effective September 30, 2008, which waived compliance with Section 5.11(a) of the loan agreement for the fiscal quarter ending September 30, 2008, and was conditioned upon American maintaining, on a consolidated basis with American’s subsidiaries, tangible net worth of not less than $6,000,000 as of the quarter ending September 30, 2008, after taking into account any dividends paid or accrued.. The Agreement provided for the waiver of the default by American which occurred on September 30, 2008, as a result of American’s failure to meet the tangible net worth requirement of $6,500,000 under Section 5.11(a) of the loan agreement.

On November 10, 2008, American Business Lending, Inc., an affiliate of FirstCity, as borrower, and Wells Fargo Foothill, LLC, as lender, entered into a Conditional Waiver Under Loan Agreement dated November 10, 2008 and effective September 30, 2008, which waived compliance with Section 5.11(a) of the loan agreement for the fiscal quarters ending September 30, 2008 and December 31, 2008, with respect to a portfolio of purchased loans, and was conditioned upon American not causing or allowing, as of the fiscal quarters ending September 30, 2008 and December 31, 2008, the ratio of (i) loan losses for the twelve month period then ending, to (ii) the average amount of all non-guaranteed notes receivable outstanding during such period, to be more than three percent.

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

10.40*	—

Conditional Waiver Agreement Regarding Event of Default dated effective September 30, 2008, between American Business Lending, Inc., an affiliate of FirstCity, as borrower, and Wells Fargo Foothill, LLC, as lender.

10.41*	—	Conditional Waiver Under Loan Agreement dated November 10, 2008, between American Business Lending, Inc., an affiliate of FirstCity, as borrower, and Wells Fargo Foothill, LLC, as lender.

31.1*	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  November 10, 2008

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

10.40*	—

Conditional Waiver Agreement Regarding Event of Default dated effective September 30, 2008, between American Business Lending, Inc., an affiliate of FirstCity, as borrower, and Wells Fargo Foothill, LLC, as lender.

10.41*	—	Conditional Waiver Under Loan Agreement dated November 10, 2008, between American Business Lending, Inc., an affiliate of FirstCity, as borrower, and Wells Fargo Foothill, LLC, as lender.

31.1*	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.