Form 10-K
period 2008-12-31
FIRSTCITY FINANCIAL CORP
filed 2009-03-31
CIK 828678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 033-19694

FirstCity Financial Corporation
(Exact name of registrant as specified in its charter)

Delaware	76-0243729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6400 Imperial Drive, Waco, TX (Address of Principal Executive Offices)	76712 (Zip Code)
(254) 761-2800 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01	The Nasdaq Global Select Market

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2008 was $39,909,953 based on the closing price of the common stock of $4.46 per share on such date as reported on the NASDAQ Global Select Market.

        The number of shares of the registrant's common stock outstanding at March 26, 2009 was 9,831,937.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Form 10-K incorporates certain information by reference to the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the definitive proxy statement for the 2009 Annual Meeting of Stockholders.

FIRSTCITY FINANCIAL CORPORATION

 FORWARD LOOKING INFORMATION

        This Annual Report on Form 10-K includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. All statements regarding our expected financial position, strategies and growth prospects, anticipated events or trends, and general economic conditions that we expect to exist in the future, are forward-looking statements. The words, "anticipates," "believes," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "outcome," "continue," "remain," "maintain," "trend," "objective" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to our business, operations and management, are intended to identify forward-looking statements and are not historical facts.

        You are cautioned that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. As such, our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. For a discussion on the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review Item 1A. "Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

        Forward-looking statements speak only as of the date the statement is made, and we have no obligation to publicly update or revise our forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made. Actual results could differ materially from those anticipated in forward-looking statements, and future results could differ materially from historical performance.

PART I

Item 1.    Business.

General

        FirstCity Financial Corporation (the "Company", "FirstCity," "we" or "us"), a Delaware corporation, is a financial services company headquartered in Waco, Texas with offices throughout the United States and Mexico and a presence in Europe and South America. The Company engages in two major business segments—Portfolio Asset Acquisition and Resolution and Special Situations Platform. The Portfolio Asset Acquisition and Resolution business has been the Company's core business segment since it commenced operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), generally at a discount to their legal principal balances or appraised values, and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. The Company engages in its Special Situations Platform business through its majority ownership in a subsidiary that was formed in April 2007. Through its Special Situations Platform, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments, common equity warrants, distressed debt transactions, and leveraged buyouts.

        The Company became a publicly-held institution in July 1995 through its acquisition by merger (the "Merger") of First City Bancorporation of Texas, Inc. ("FCBOT"), a former bank holding company that had been engaged in a proceeding under Chapter 11 of the United States Bankruptcy Code since November 1992. As a result of the Merger, the Company's common stock, $.01 par value per share, became publicly held. In addition, as a result of the Merger, the Company retained FCBOT's rights to approximately $597 million in net operating loss carryforwards ("NOLs"), which the Company uses to off-set taxable income generated by the Company and its consolidated subsidiaries (refer to Item 1A. "Risk Factors" of this Annual Report on Form 10-K).

Access to Public Filings and Additional Information

        FirstCity maintains an internet website at www.fcfc.com. Information contained on our website is not part of this Annual Report on Form 10-K. Stockholders of the Company and the public may access our periodic and current reports (including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, and any amendments to those reports) as filed with or furnished to the Securities and Exchange Commission ("SEC"). We make this information available through the "Investors" section of our website as soon as reasonably practicable after we electronically file the information with or furnish it to the SEC. This information may be reviewed, downloaded and printed, free of charge, from our website at any time. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC at www.sec.gov.

        FirstCity also provides public access to our Code of Business Conduct and Ethics, and the charters of the following committees of our Board of Directors: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The Code of Business Conduct and Ethics and committee charters may be viewed free of charge through the "Investors" link of our website at www.fcfc.com.

        Stockholders of the Company and the public may obtain copies of any of these reports and documents free of charge by writing to: FirstCity Financial Corp., Attn: Investor Relations, 6400 Imperial Dr., Waco, Texas 76712.

Overall Business Strategy

        The Company has strategically aligned its operations into two major business segments—the Portfolio Asset Acquisition and Resolution business and Special Situations Platform business. The Portfolio Asset Acquisition and Resolution business has been the Company's core business segment since it commenced operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires Portfolio Assets, generally at a discount to their legal principal balances or appraised values, and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. FirstCity's entry into its Special Situations Platform business began in April 2007 with the formation of FirstCity Denver Investment Corp. ("FirstCity Denver")—a majority-owned subsidiary which was designed to provide the Company with another investment platform to leverage the skills and expertise of management and additional business partners by seeking out additional investment opportunities that align with the Company's overall business strategy. In the Special Situations Platform business, FirstCity provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements and focuses on restructurings, turnarounds, businesses with robust market positions, and other special situations.

        To enhance our position in the specialty financial services industry, FirstCity has implemented an overall business strategy that emphasizes the following components:

  •
  Increase the Company's investments in Portfolio Assets acquired from financial services entities and government agencies for our own account, thereby leveraging our management team's considerable experience in acquiring distressed debt from such institutions in an industry fueled by challenges experienced in the financial services sector.

  •
  Increase the Company's investments in Portfolio Assets acquired through investment entities formed with one or more other co-investors, thereby capitalizing on the expertise of partners whose skills complement those of the Company.

  •
  Identify and acquire, through non-traditional niche sources, distressed assets and other asset classes that meet the Company's investment criteria, which may involve the utilization of special acquisition structures.

  •
  Acquire, manage, service and resolve Portfolio Assets in certain international markets, either separately or in partnership with others.

  •
  Capitalize on the Company's servicing expertise to enter into new markets with servicing agreements that provide for reimbursement of costs of entry and operations plus an incentive servicing fee after certain thresholds are met without requiring substantial equity investments.

  •
  Generate current income and capital appreciation by investing in flexible capital structuring arrangements with privately-held middle-market companies to provide an attractive risk-adjusted return. The capital investments will primarily take the form of senior and junior financing arrangements, but may also include direct equity investments, common equity warrants, distressed debt transactions, and leveraged buyouts.

  •
  Maximizing growth in operations, thereby permitting the utilization of the Company's remaining net operating loss carryforwards ("NOLs").

Portfolio Asset Acquisition and Resolution Business Segment

        In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), generally at a discount to their legal principal balances or appraised values ("Face Value"), and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. The amount paid for a loan reflects FirstCity's determination that it is probable the Company will be unable to collect all amounts due according to the loan's contractual terms.

        The Company began operating in the financial services business in 1986 as an acquirer of distressed assets from the Federal Deposit Insurance Corporation and the Resolution Trust Corporation. From its original office in Waco, Texas, with a staff of four professionals, the Company's asset acquisition and resolution business expanded to become a significant participant in an industry fueled by challenges experienced in the financial services sector throughout the world. In the late 1980s, the Company also began acquiring assets from healthy financial institutions interested in eliminating non-performing assets from their portfolios.

        FirstCity acquires Portfolio Assets for its own account or through investment entities formed with one or more other co-investors (each such entity, an "Acquisition Partnership"). To date, FirstCity and the Acquisition Partnerships have acquired over $10.8 billion in Face Value of Portfolio Assets, with FirstCity's equity investment approximating $732.5 million.

  Industry Overview and Sources of Portfolio Assets

        The purchase and resolution of underperforming and non-performing assets is a growing industry that is driven by several factors including:

  •
  increasing debt levels;

  •
  increasing defaults of underlying receivables;

  •
  challenges presented by a decline in general economic conditions in the U.S. and internationally;

  •
  increasing levels of troubled and failed financial institutions in the U.S.; and

  •
  mounting debt and pressure on financial services entities to remove non-performing or unattractive assets from their balance sheets.

        A decline in general economic conditions over the past year has recently augmented the trend of financial institutions, government agencies and other sellers to package and sell asset portfolios to investors (generally at a discount) as a means of disposing of non-performing loans or other surplus or non-strategic assets. Financial institutions are also selling underperforming and non-performing assets to improve their regulatory capital positions (pursuant to state and federal regulations, commercial banks and insurance companies are generally required to allocate more regulatory capital to underperforming and non-performing assets). Sales of such assets improve the seller's balance sheet (i.e. asset quality and capital positions), reduce overhead costs, reduce staffing requirements, and avoid management and personnel distractions associated with the intensive and time-consuming task of resolving loans and disposing of real estate.

        We believe that as a result of the difficulty in servicing and resolving these underperforming and non-performing assets, and the desire of financial institutions, government entities and other entities to shed these assets for reasons described above, there will be a significant increase in the supply of Portfolio Assets available for purchase.

  Portfolio Assets

        FirstCity acquires and manages Portfolio Assets, which are generally purchased at a discount to Face Value by FirstCity or through Acquisition Partnerships. The Portfolio Assets are generally non-homogeneous assets, including loans of varying qualities that are unsecured or secured by diverse collateral types and real estate. Some of the secured Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on real estate, business assets or other collateral cash flow.

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

        FirstCity has substantial experience acquiring, managing and resolving a wide variety of asset types and classes. As a result, it does not limit itself as to the types of Portfolios it will evaluate and purchase. FirstCity's willingness to acquire Portfolio Assets is generally determined by factors including the information that is available regarding the assets in a Portfolio, the price at which the Portfolio can be acquired and the expected net cash flows from the resolution of such assets. FirstCity and the Acquisition Partnerships have acquired Portfolio Assets in virtually all 50 states, the Virgin Islands, Dominican Republic, Puerto Rico, Brazil, Chile, France, Germany, Japan, Mexico, and Argentina. FirstCity believes that its willingness to acquire non-homogeneous Portfolio Assets without regard to geographic location provides it with an advantage over certain competitors that limit their activities to either a specific asset type or geographic location.

        FirstCity also seeks to capitalize on emerging opportunities in foreign countries in which the market for non-performing loans of the type generally purchased by FirstCity is less efficient than the market for such assets in the United States. FirstCity has equity interests in certain European servicing companies (MCS et Associes, S.A. ("MCS") and HMCS Investment GmbH ("HMCS")), and in conjunction with these servicing entities, the Company actively pursues opportunities with the servicing entities' investors to purchase pools of Portfolio Assets in France, Germany and other areas of Western Europe. FirstCity also pursues business opportunities with co-investors to purchase pools of Portfolio Assets in Latin America.

        The following table presents selected data for the Portfolio Assets acquired by FirstCity:

Portfolio Assets Acquired

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Face Value	$798,079	$514,413	$855,633
Total purchase price	$89,314	$214,333	$296,990
Total invested(1)	$89,692	$213,881	$298,515
FirstCity invested(2)	$72,307	$126,714	$144,048
Total number of Portfolio Assets	417,207	82,537	392,208

    (1)
    Includes investments made in the form of equity and notes receivable from the Acquisition Partnerships payable to affiliates of the investors.

    (2)
    Includes investments made in the form of equity and notes receivable from the Acquisition Partnerships payable to affiliates of the Company.

Portfolio Purchases by Region

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Purchase price
Domestic	$64,394	$121,679	$136,596
Europe	1,823	23,199	102,158
Latin America	23,097	69,455	58,236

Total	$89,314	$214,333	$296,990

FirstCity invested
Domestic	$64,408	$108,532	$103,467
Europe	820	7,902	32,893
Latin America	7,079	10,280	7,688

Total	$72,307	$126,714	$144,048

        Subsequent to December 31, 2008, the Company was involved in acquiring $72.4 million of Portfolio Assets with a Face Value of approximately $148.9 million—of which FirstCity's investment share was $67.1 million.

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

  Asset Analysis and Underwriting

        Prior to making an offer to acquire any Portfolio, FirstCity performs an extensive evaluation of the assets that comprise the Portfolio. If, as is often the case, the Portfolio Assets are non-homogeneous, FirstCity evaluates all individual assets determined to be significant to the total of the proposed purchase. If the Portfolio Assets are homogenous in nature, a sample of the assets comprising the Portfolio may be selected for evaluation. The evaluation of individual assets generally includes analyzing the credit and collateral file or other due diligence information supplied by the seller. Based upon such seller-provided information, FirstCity undertakes additional evaluations of the asset, that, to the extent permitted by the seller, include site visits to, and environmental reviews of the property securing the loan or the asset proposed to be purchased. FirstCity also analyzes relevant local economic and market conditions based on information obtained from its prior experience in the market or from other sources, such as local appraisers, real estate principals, realtors and brokers.

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

        The Company does not recognize capitalized servicing rights related to its Portfolio Assets because servicing is not contractually separated from the underlying assets by sale or securitization of the assets with servicing retained or separate purchase or assumption of the servicing, and FirstCity does not have the risks and rewards of ownership of the servicing rights. FirstCity services, in all material respects, the Portfolio Assets owned for its own account, the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, certain Portfolio Assets owned by third parties. In connection with the Acquisition Partnerships in the United States, FirstCity generally earns a servicing fee, which is a percentage of gross cash collections generated rather than a management fee based on the Face Value of the asset being serviced. The rate of servicing fee charged is generally a function of the average Face Value of the assets within each pool being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range), the type of assets and the level of servicing required on each asset. For the Mexican Acquisition Partnerships, FirstCity earns a servicing fee based on costs of servicing plus a profit margin. The Company also has certain consulting contracts with its Mexican investment entities pursuant to which the Company is entitled to additional compensation for servicing once a specified return to the investors has been achieved. The Acquisition Partnerships in Europe and South America are serviced by various entities in which the Company maintains an equity interest in the servicing entities. In all cases, service fees are recognized as they are earned in accordance with the servicing agreements.

  Small Business Administration Loans

        In connection with the Company's lending activities relative to U.S. Small Business Administration ("SBA") loan programs, the Company recognizes servicing assets in a purchase or through the sale of originated or purchased loans when servicing rights are retained. The Company generally recognizes and measures at fair value purchased servicing rights and servicing rights retained obtained from the sale of SBA loans previously originated or purchased. The Company subsequently measures the servicing assets by using the amortization method, which amortizes servicing assets in proportion to, and over the period of, estimated net servicing income. The amortization of the servicing assets is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates.

  Structure and Financing of Portfolio Asset Purchases

        Portfolio Assets are either acquired for the account of a FirstCity subsidiary or through the Acquisition Partnerships. Portfolio Assets acquired directly by a FirstCity subsidiary may be funded with equity financing provided by a third party lender, loans made by FirstCity to its subsidiaries, and/or other secured debt that is recourse only to the FirstCity subsidiary acquiring the Portfolio Assets. Portfolio Assets owned directly by an Acquisition Partnership may be funded with equity contributions, loans made by a co-investor and/or FirstCity or one of its subsidiaries, financing provided by third parties, and/or other secured debt that is recourse only to the Acquisition Partnership.

        Each Acquisition Partnership is a separate legal entity, (generally a limited partnership, but may instead be a limited liability company, trust, corporation or other type of entity). FirstCity and an investor typically form a corporation to serve as the corporate general partner of each Acquisition Partnership. Generally, for domestic Acquisition Partnerships, FirstCity and another investor each own 50% of the general partner and a 49.5% limited partnership interest in the domestic Acquisition Partnership (the general partner owns the other 1% interest). Cargill or its affiliates are the investors in a substantial majority of the domestic Acquisition Partnerships currently in existence. See "Relationship with Cargill" below. Certain institutional investors have also held limited partnership interests in the Acquisition Partnerships and may hold interests in the related corporate general partners as well.

        When Acquisition Partnerships are funded with acquisition financing, the debt is usually secured only by the assets of the individual entity, and are nonrecourse to the Company, its co-investors and the other Acquisition Partnerships. FirstCity believes that this legal structure insulates the Company and the other Acquisition Partnerships from certain potential risks, while permitting FirstCity to share in the economic benefits of each Acquisition Partnership.

        Senior secured acquisition financing by Bank of Scotland plc provides all of the financing for funding of purchase of Portfolio Assets by FH Partners LLC, a wholly-owned subsidiary of FirstCity (see "Relationship with Bank of Scotland" below). Purchases of Portfolio Assets by other FirstCity subsidiaries may be financed by senior secured acquisition financing provided by FirstCity or other lenders. Purchases of Portfolio Assets by Acquisition Partnerships may be financed by senior secured acquisition financing provided by FirstCity and/or other investors or secured financing provided by other third party lenders. Senior acquisition financing is obtained at variable interest rates with negotiated spreads to the base rates. The terms of the senior acquisition debt of the Acquisition Partnerships often allow, under certain conditions, distributions to equity partners before the debt is repaid in full.

        Prior to maturity of any senior acquisition debt, the Acquisition Partnerships typically refinance the senior acquisition debt with long-term debt secured by the assets of the partnership. Such long-term debt generally accrues interest at a lower rate than the senior acquisition debt, has collateral terms similar to the senior acquisition debt, and permits distributions of excess cash flow generated by the Acquisition Partnership to the equity partners so long as the partnership is in compliance with applicable financial covenants.

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

  Relationship with Other Investors in Acquisition Partnerships

        Cargill, Inc., an international provider of food, agricultural and risk management products and services, and certain of its affiliates are investors in a substantial majority of our domestic and European Acquisition Partnerships. Cargill, Inc. is generally regarded as one of the world's largest privately-held corporations. Although management believes that our relationship with Cargill is excellent, there can be no assurance that such relationship will continue in the future. FirstCity is not dependent on Cargill or its affiliates for future liquidity or funding. Refer to Item 1A. "Risk Factors" of this Annual Report on Form 10-K.

        American International Group, Inc. ("AIG"), an international insurance organization, and certain of its affiliates are investors in a substantial majority of our Latin American Acquisition Partnerships. Although management believes that our relationship with AIG is excellent, there can be no assurance that such relationship will continue in the future. The Company is not dependent on AIG for future liquidity or funding. Refer to Item 1A. "Risk Factors" of this Annual Report on Form 10-K.

  Relationship with the Bank of Scotland

        FirstCity has a significant relationship with Bank of Scotland plc ("Bank of Scotland") and its subsidiaries. Since 1997, Bank of Scotland and certain of its affiliates have provided credit facilities to FirstCity and its wholly-owned subsidiaries.

        Bank of Scotland provides FirstCity and its subsidiaries a loan facility under a revolving credit agreement to finance the senior debt and equity portion of portfolio and asset purchases and working capital loans. The maximum available commitment under this revolving credit facility was $225.0 million at December 31, 2008. This facility is secured by substantially all of the assets of FirstCity and certain of its wholly-owned subsidiaries, and guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity.

        FH Partners LLC, a wholly-owned affiliate of FirstCity, has a $100.0 million revolving credit facility with Bank of Scotland to finance portfolio and asset purchases consummated by FH Partners LLC. This facility is secured by all assets of FH Partners LLC and guaranteed by FirstCity and certain of its wholly-owned subsidiaries.

        In addition, FirstCity has a $25.0 million subordinated credit agreement with BoS (USA) which may be used to finance equity investments in new ventures, equity investments made in connection with portfolio and asset purchases and loans made by FirstCity and its subsidiaries to acquisition entities, provide for the issuance of letters of credit, and for working capital loans. This credit agreement is guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and secured by substantially all of the assets of FirstCity and its wholly-owned subsidiaries.

        Refer to Notes 2 and 7 of the Company's 2008 Consolidated Financial Statements for additional details and terms underlying the Company's loan facilities with the Bank of Scotland and BoS (USA).

        BoS (USA) has a warrant to purchase 425,000 shares of the Company's common stock at $2.3125 per share. BoS (USA) is entitled under certain circumstances to additional warrants in connection with the existing warrant for 425,000 shares to retain its ability to acquire approximately 4.86% of the Company's common stock. The warrant will expire on August 31, 2010, if it is not exercised prior to that date.

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

Special Situations Platform Business Segment

        FirstCity's entry into its Special Situations Platform business began in April 2007 with the formation of FirstCity Denver—a majority-owned subsidiary which was designed to provide the Company with another investment platform to leverage the skills and expertise of management and other business partners by seeking out additional investment opportunities that align with the Company's overall business strategy. In the Special Situations Platform business, FirstCity Denver provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements. FirstCity Denver's primary investment objective is to generate both current income and capital appreciation through debt and equity investments, and to generally structure the investments to be repaid or exited in 12 to 36 months. We invest primarily in U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are most attractive.

        Our investment opportunities in middle-market companies target restructurings, turnarounds, businesses with robust market positions, and other special situations. The nature of our capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments, common equity warrants, distressed debt transactions, and leveraged buyouts. The composition of our investments will change over time given our views on, among other factors, the economic and credit environments that impact our operations.

        To date, FirstCity Denver has been involved in middle-market transactions with total investment values approximating $51.1 million. In connection with these investments, FirstCity Denver provided $31.4 million of investment capital to privately-held middle-market companies—$22.3 million in the form of debt investments and $9.1 million as equity investments.

  Market Opportunity

        We believe the environment for investing in middle-market companies is attractive for the following reasons:

  •
  We believe middle-market companies have faced increasing difficulty in accessing the capital markets due to the severe dislocation in the credit markets, and capital-constraints and underwriting limitations experienced by commercial banks.

  •
  We believe recent disruptions within the credit markets generally have resulted in a reduction in competition and a more lender-friendly environment due to a decline in the scope and availability of middle-market financing arrangements.

  •
  We believe consolidation among commercial banks has reduced their service and product offerings to middle-market business.

  •
  We believe the current economic downturn has resulted in defaults and covenant breaches by middle-market companies, which will require new capital to shore-up liquidity or provide new capital through restructuring.

  Sources of Investments

        FirstCity Denver has established an extensive referral network comprised of investment bankers, private equity firms, trade organizations, commercial bankers, attorneys, businesses and financial brokers. Our origination efforts include calling on and visiting these contacts and other middle-market intermediaries to generate deal flow. In addition, we have developed an extensive proprietary database of reported middle-market transactions, which enables us to monitor and evaluate the middle-market investing environment. This database is used to help us assess whether we are penetrating our target markets and to accurately track terms and pricing. We expect that our ability to leverage these relationships and transaction information will continue to result in the referral of investment opportunities to us.

  Investment Selection

        FirstCity Denver chooses investments based on the investment experience of its professionals and a detailed investment analysis for each investment opportunity. We selectively narrow prospective investment opportunities through a process designed to identify the most attractive opportunities. We follow a rigorous process based on:

  •
  a comprehensive analysis of the company's creditworthiness, including a quantitative and qualitative assessment of the company's business;

  •
  an evaluation of management and their economic incentives;

  •
  an analysis of business strategy and industry trends; and

  •
  an in-depth examination of capital structure, financial results and projections.

        We seek to identify companies that exhibit superior fundamental risk-reward profiles and strong defensible business franchises while focusing on the relative value of the security in the company's capital structure.

  Due Diligence

        If an investment opportunity merits pursuit, FirstCity Denver engages in an intensive due diligence process that involves extensive research into the target company, its management, its industry, its growth prospects, and its ability to withstand adverse conditions. Though each transaction involves a somewhat different approach, the due diligence steps that we generally undertake include:

  •
  meeting with the target company's management to get an insider's view of the business, and to probe for potential weaknesses in business prospects;

  •
  checking management's backgrounds and references;

  •
  performing a detailed review of historical financial performance and the quality of earnings;

  •
  visiting headquarters and company operations and meeting with top and middle-level executives;

  •
  contacting customers and vendors to assess both business prospects and standard practices;

  •
  conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;

  •
  researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives (including Wall Street research, industry association and general news);

  •
  assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth; and

  •
  investigating legal risks and financial and accounting systems.

        After completion of the due diligence process, the investment team involved in the transaction prepares a written investment analysis. Senior management involved in the transaction reviews the analysis, and if they are in favor of making the potential investment, the analysis is then presented to the investment committee for consideration. After an investment has been approved by the investment committee, a more-extensive due diligence process is employed by the transaction team. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.

  Investment Structure

        FirstCity Denver's investments in middle-market companies primarily take the form of first- and second-lien loans and mezzanine debt. We tailor the terms of our debt investments to the facts and circumstances of the transaction and the prospective company, negotiating a structure that aims to protect our rights and manage our risk while creating incentives for the company to achieve its business plan and improve its profitability.

        For first- and second-lien senior loans, we generally obtain security interests in the company's assets that will serve as collateral in support of repayment of loans. This collateral may take the form of first- or second-priority liens on the assets of the company.

        We generally structure our mezzanine investments as subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current income. These loans typically have interest-only payments in the early months, with amortization of principal deferred to the later term of the loans. In addition, our mezzanine investments will generally be collateralized by a subordinate lien on some or all of the assets of the company.

        In some cases, our debt investments may provide for a portion of the interest payable to be payment-in-kind interest. To the extent interest is payment-in-kind, it will be payable through the increase of the principal amount of the loan by the amount of interest due on the then-outstanding aggregate principal amount of the loan.

        In general, our debt investments include financial covenants and terms that require the company to reduce leverage over time, thereby enhancing credit quality. These methods may include, among other things: (i) maintenance leverage covenants; (ii) maintenance cash flow covenants; and (iii) indebtedness incurrence prohibitions. In addition, limitations on asset sales and capital expenditures prevent a company from changing the nature of its business or capitalization without our consent.

        Our debt investments may include equity features, such as carried interests and warrants to obtain or buy a minority interest in the company. Carried equity interests and warrants that we receive in connection with our debt investments may require only a nominal cost to obtain or exercise, and thus, as the middle-market company appreciates in value, we may achieve additional investment returns from these equity interests. In addition, our equity investments occasionally take the form of direct control-oriented investments in connection with buyout transactions.

  Leverage

        FirstCity Denver's investment activities are funded primarily by borrowings made on the Company's $225.0 million revolving credit facility with Bank of Scotland and the $25.0 million subordinated credit agreement with BoS (USA). We intend to continue borrowing under these facilities in the future to finance future capital investments consummated by FirstCity Denver. Refer to Notes 2 and 7 of the Company's 2008 Consolidated Financial Statements for additional details and terms underlying the Company's loan facilities with the Bank of Scotland and BoS (USA).

Government Regulation

        Certain aspects of the Company's business are subject to regulation under various domestic federal, state and local statutes and regulations and various foreign laws and regulations that impose requirements and restrictions affecting, among other things, disclosures to obligors, the terms of secured transactions, collection, repossession and claims handling procedures, multiple qualification and licensing requirements for conducting business in various jurisdictions, and other trade practices. Additional laws and regulations, or amendment to existing laws and regulations, may be enacted that could impose additional restrictions on the servicing and collection of Portfolio Assets and other receivables—which in turn could adversely impact our ability to realize the carrying value of these assets.

Competition

  Portfolio Asset Acquisition and Resolution Business Segment

        The Portfolio Asset Acquisition and Resolution business is highly competitive. Some of the Company's principal competitors are substantially larger and have considerably greater financial resources than the Company. As such, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some competitors may be better-suited than the Company to acquire Portfolio Assets, to pursue new business opportunities, or to survive periods of industry consolidation. Generally, there are three aspects of the distressed asset acquisition and resolution business: due diligence, Portfolio management, and servicing. The Company is a major participant in all three arenas. In comparison, certain of our competitors have historically competed primarily as portfolio purchasers and have customarily engaged other parties to conduct due diligence on potential purchases and to service acquired assets, and certain other competitors have historically competed primarily as servicing companies.

        The Company believes that its ability to acquire, service and resolve Portfolio Assets for its own account and through Acquisition Partnerships will be a significant component of the Company's overall future growth. Portfolio Asset acquisitions are often based on competitive bidding—which involves the risks of bidding too low (which generates no business) or bidding too high (which could result in the purchase of a Portfolio at an economically unattractive price).

  Special Situations Platform Business Segment

        The Company's primary competition to provide financing to middle-market companies includes public and private funds, commercial and investment banks, commercial financing companies, insurance companies and, to the extent they provide an alternative form of financing, private equity funds. Many of our existing and potential competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. We use industry information available to our investment management team to assess investment risks and determine appropriate pricing for our investments in middle-market companies. Furthermore, we believe the relationships of our professionals enable us to learn about, and compete effectively for, investment opportunities with attractive middle-market companies in the industries in which we seek to invest.

Employees

        The Company had 265 employees as of December 31, 2008 compared with 241 employees at December 31, 2007. The Company believes that it has been successful in attracting quality employees and that employee relations are good.

Foreign Operations

        We have investments in various Acquisition Partnerships and servicing entities in Europe and Latin America. Revenues outside of the U.S. are a material part of our business, as they accounted for more than 35% of our consolidated revenues and equity in earnings of investments in each year in the three-year period ended December 31, 2008. See Note 8 of the Company's 2008 Consolidated Financial Statements for summarized information relating to the Company's foreign revenues.

        The Company has determined that the local currency is the functional currency for its operations outside the United States. We translate the results of operations for our foreign subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the relevant period. Since our revenues in foreign operations are denominated in non-U.S. currencies, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings and assets. In addition, changes in exchange rates associated with U.S. dollar-denominated assets and liabilities result in foreign currency transaction gains and losses.

        Since we report our results of operations in U.S. dollars, changes in relative foreign currency valuations from our foreign operations may result in reductions in our report revenues, operating income and earnings, as well as a reduction in the carrying value of our foreign-related assets. Accordingly, if the values of local currencies in foreign countries in which we certain of our subsidiaries and affiliates conduct business depreciate relative to the U.S. dollar, we would expect our operating results in future periods, and the value of our assets held in local currencies, to be adversely impacted.

        Additional information on our currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K. Furthermore, refer to Note 8 of the Company's 2008 Consolidated Financial Statements for financial information on our revenues and assets by geographic area.

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

        If any of the following risks and uncertainties develops into actual events or the circumstances described in the risks and uncertainties occur, these events or circumstances could have a material adverse effect on our business, financial condition or results of operations. These events could also have a negative impact on the trading price of our securities.

Recent instability in the financial markets and global economy may affect our access to capital, our ability to purchase accounts, and the success of our collection efforts.

        Recently, the residential real estate market in the U.S. has experienced a significant downturn due to declining real estate values, substantially reducing mortgage loan originations and securitizations and precipitating more generalized credit market dislocations and a significant contraction in available liquidity globally. Financial markets in the United States and internationally have been experiencing extreme disruption in recent months, including, among other things, volatility in security prices, rating downgrades of certain investments and declining valuations of others. These factors, combined with fluctuating oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession. All types of borrowers are experiencing higher delinquency rates on various loans and defaults on indebtedness of all kinds have increased. Further declines in real estate values in the U.S. or elsewhere and continuing credit and liquidity concerns could further reduce our ability to collect on our loan portfolios and would adversely affect their value. In addition, continued or further credit market dislocations or sustained market downturns may reduce the ability of lenders to originate new credit, limiting our ability to purchase loan portfolios in the future. Further, increased financial pressure on distressed borrowers may result in additional regulatory restrictions on our operations and increased litigation filed against us. We are unable to predict the likely duration or severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business, financial condition and results of operations.

Changes in the performance and creditworthiness of borrowers and other counterparties may adversely impact our business, financial condition and results of operations.

        Current market developments and economic conditions have affected business and consumer confidence levels which may result in adverse changes in payment patterns of our borrowers and obligors. This market turmoil and the tightening of credit have led to an increased level of loan delinquencies, lack of business and consumer confidence, and widespread reduction of business activity generally. A worsening of these conditions would likely aggravate the adverse effects of these difficult market conditions on our business, our borrowers and others in the financial services industry. Increased delinquencies and default rates may impact our loan charge-offs and related provisioning for loan losses. Deterioration in the quality of our loan portfolios could have an adverse impact on our business, financial condition and results of operations.

We may incur significant credit losses due to downward trends in the economy and in the real estate market.

        The repayment of our Portfolio Assets and loans receivable is generally dependent upon future cash flows of the borrowers and/or future cash flows of the underlying collateral. While we evaluate our Portfolio Assets and loans receivable for impairment on a regular basis by reviewing the collectibility of the assets in light of various factors, worsening economic conditions increase the risk that our borrowers will not be able to repay our loans, and worsening real estate market conditions increase the risk that the value of the properties securing certain of our loans will be insufficient to repay amounts owing to us in the event our borrowers default on the loans. Deterioration in the value of the underlying loan collateral could have an adverse impact on our business, financial condition and results of operations.

We may be materially adversely affected by the decline in value of collateral securing our loans.

        The value of the underlying collateral that secures our loans, as well as real estate or other acquired distressed assets, is subject to various risks, including uninsured damage, change in location, or decline in value caused by use, age or market conditions (as discussed above). We may be materially adversely affected by any material decline in the value of such collateral.

We may experience greater credit losses than anticipated if our loan loss allowances are not sufficient to cover actual losses.

        We are exposed to the risk that our obligors will be unable to pay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure payment. Credit losses are inherent in the business of purchasing and originating loans, and could have a material adverse effect on our operating results. Our credit risk with respect to real estate loan portfolio will relate principally to the creditworthiness of the obligors and the value of the real estate serving as security for the repayment of loans. Our credit risk with respect to our commercial loans will relate principally to the general creditworthiness of businesses and individuals and the value of the business assets serving as security for the repayment of the loans.

        We make various assumptions and judgments about the collectibility of our loans and the values of the underlying loan collateral for estimated credit losses based on a number of factors. If our assumptions and judgments are wrong, our existing allowance for loan losses may not be sufficient to cover our actual credit losses. We may have to increase our allowance and record additional loss provisions to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of our loan portfolio. The actual amount of future provisions cannot be determined at this time and may vary from the amounts of past provisions.

We may not predict the availability of Portfolio Assets.

        Long-term cycles in the general economy affect the business of acquiring and resolving Portfolio Assets. We cannot predict our future annual acquisition volume of Portfolio Assets. Moreover, our future purchase of Portfolio Assets will depend on the availability of Portfolios offered for sale, the availability of capital, and our ability to submit successful bids to purchase Portfolio Assets. Due to the highly competitive environment of the business of acquiring Portfolio Assets in the United States, we may be required to acquire Portfolio Assets at higher prices, which will lower our profit margins on the resolution of such Portfolios. To off-set these changes in the domestic arena, we continue to develop our presence in other markets. Under certain circumstances, we may choose not to bid for Portfolio Assets that we believe cannot be acquired at attractive prices. As a result of all the above factors, we may be materially adversely affected by variations on our Portfolio Asset purchases, and the revenue derived from the resolution of such Portfolio Assets.

Our ability to manage risks associated with growth and entry into new businesses and foreign markets may be limited.

        We have entered into new business related to the Portfolio Asset acquisition business and new foreign markets in the Portfolio Asset acquisition business. We also recently entered into the business of originating and servicing loans as a small business lending company. Furthermore, we recently formed a special situations platform that provides investment capital to domestic privately-held middle-market companies through debt and equity investments.

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

We may not be able to purchase Portfolio Assets or make investments at sufficiently favorable prices or terms, or at all.

        Our ability to continue to generate revenues depends upon the continued availability of Portfolio Assets and middle-market capital investment opportunities that meet our purchase standards and investment criteria. There is no assurance that loan portfolios will be available for purchase or that middle-market investment opportunities will be available in the future, or at all, at favorable pricing and on terms acceptable to us. In addition, because of the highly competitive nature of these markets and the recent deterioration in general economic conditions, we may not be able to identify trends and make changes in our purchasing and investment strategies in a timely manner. Ultimately, if we are unable to continually purchase Portfolio Assets and/or invest capital in middle-market companies, our business will be materially and adversely affected.

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

        We manage and resolve, Portfolio Assets that we purchased in Europe and Latin America. Foreign operations are subject to various special risks, including currency translation risks, currency exchange rate fluctuations, foreign currency controls, and different political, social and legal environments within such foreign markets. To the extent future financing in foreign currencies is unavailable at reasonable rates, we will be further exposed to currency translation risks, currency exchange rate fluctuations and exchange controls. In addition, earnings of foreign operations may be subject to foreign income taxes that reduce cash flow available to meet debt service requirements and our other obligations, which may be payable even if we have no earnings on a consolidated basis. Fluctuations in our reported results from operations in foreign countries could materially adversely affect us.

        For operations outside the U.S., we determined that the local currency is the functional currency for such operations. As such, we translate the results of operations for our foreign subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the relevant period. Since our revenues in foreign operations are denominated in non-U.S. currencies, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings and assets. In addition, changes in exchange rates associated with U.S. dollar-denominated assets and liabilities result in foreign currency transaction gains and losses.

        Since we report our results of operations in U.S. dollars, changes in relative foreign currency valuations from our foreign operations may result in reductions in our reported revenues, operating income and earnings, as well as a reduction in the carrying value of our foreign-related assets. Accordingly, if the values of local currencies in foreign countries in which certain of our subsidiaries and affiliates conduct business depreciate relative to the U.S. dollar, we would expect our operating results in future periods, and the value of our assets held in local currencies, to be adversely impacted.

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

        The successful execution of our business strategy depends on our continued access to obtain financing. In addition, we must also have access to liquidity to invest as equity or subordinated debt to meet our capital needs. We rely upon access to the capital markets and the cash flow from our subsidiaries to fund asset growth and to provide sources of liquidity. Our ability to issue and sell common equity (including securities convertible into, or exercisable or exchangeable for, common equity) is limited as a result of the tax laws relating to the preservation of the NOLs available to us as a result of the Merger. There can be no assurance that our funding relationships with commercial banks, investment banks and financial services companies (including the Bank of Scotland) will continue past their respective current maturity dates. If these credit facilities are not extended and we cannot find alternative funding sources on satisfactory terms, or at all, we may be materially adversely affected.

We may not be able to retain, renegotiate or replace our existing primary credit facility.

        If we are unable to retain, renegotiate or replace our primary credit facility with Bank of Scotland, our growth could be adversely affected, which could negatively impact our business operations and the price of our common stock.

We may not be able to continue to satisfy the covenants in our debt agreements.

        Substantially all of our business assets are pledged to secure amounts owed to our lenders. Certain of our debt agreements impose a number of covenants restricting how we operate our business. Failure to satisfy any one of these covenants could result in all or any of the following consequences, each of which could have a materially adverse effect on our ability to conduct business: (1) acceleration of outstanding indebtedness; (2) inability to continue to purchase Portfolio Assets and fund investments needed to operate our business; and (3) our inability to secure alternative financing on favorable terms, if at all.

We may not be able to utilize all of our estimated net operating loss carryforwards.

        We believe that, as a result of the Merger, approximately $597 million of NOLs were available to us to off-set future taxable income as of December 31, 1995. Since December 31, 1995, we have generated an additional $56 million in net tax operating losses, utilized $95 million of NOLs, and had expiring NOLs of $334 million. Accordingly, as of December 31, 2008, we believe that we have approximately $224 million of NOLs available to off-set future taxable income, if any. However, because our position in regard to the original $597 million of NOLs resulting from the Merger is based upon factual determinations and upon legal issues with respect to which there is uncertainty, and because no ruling has been obtained from the Internal Revenue Service (the "IRS") regarding the availability of the NOLs to us, there can be no assurance that the IRS will not challenge the availability of such NOLs and, if challenged, that the IRS will not be successful in disallowing this portion of our NOLs. In a letter dated March 26, 2008, the IRS notified FirstCity of the completion of its examination on the Company's 2004 federal income tax return. The examination results were that no changes were made to FirstCity's original tax return as filed. Tax year 1994 and subsequent years are open to federal examination.

        The NOLs may be carried forward to off-set our future federal taxable income, if any, through the year 2027; however, the availability of a portion of the NOLs began to expire in 2005. Furthermore, our ability to utilize such NOLs will be severely limited if there is a more than a 50% ownership change at our company during a three-year testing period within the meaning of section 382 of the Internal Revenue Code of 1986, as amended (the "Tax Code").

        If we are unable to utilize our NOLs to off-set future taxable income, we would lose our ability to generate capital to support our expansion plans on a tax-advantaged basis, to off-set our pretax income and our consolidated subsidiaries' pretax income, and to have access to the cash flow that would otherwise be represented by payments of federal income tax liabilities.

We may not be able to utilize all of our deferred tax assets.

        In 2008, we established a full valuation allowance for the deferred tax asset to reduce its net carrying value to $0. Our deferred tax asset consists primarily of NOLs (discussed above), capital loss carryforwards, and differences in tax and financial reporting bases of our Acquisition Partnerships—off-set primarily by foreign non-repatriated earnings (refer to Note 11 of the Company's 2008 Consolidated Financial Statements for additional information on the deferred tax asset components). Some or all of our deferred tax assets could expire unused if we are unable to generate taxable income in the future sufficient to utilize them or we enter into transactions that limit our right to use them. If a material portion of our deferred tax assets expire unused, it could have a material adverse impact on our financial position, results of operations and cash flows. Our ability to realize the deferred tax asset is periodically reviewed and the valuation allowance is adjusted accordingly. See "Discussion of Critical Accounting Policies—Deferred Tax Asset" in this Annual Report on Form 10-K.

We may incur significant costs relating to removal of hazardous substances or waste from real property.

        Our subsidiaries and affiliates hold real property acquired through purchase transactions or through loan foreclosure. There is a risk that properties acquired by us could contain hazardous substances or waste, contaminants or pollutants. We may be required to remove such substances from the affected properties at our expense, and the cost of such removal may substantially exceed the value of the affected properties or the loans secured by such properties. Furthermore, we may not have adequate remedies against the prior owners or other responsible parties to recover our costs, either as a matter of law or regulation, or as a result of such prior owners' financial inability to pay such costs. We may find it difficult or impossible to sell the affected properties either prior to or following any such removal.

The major business segments in which we operate are highly competitive, and we may be unable to continue to compete successfully with businesses that may have greater resources than we have.

        Our Portfolio Asset Acquisition and Resolution business segment faces competition from a wide range of financial services companies and other competitors that may have substantially greater financial, personnel and other resources, greater adaptability to changing market needs and more established relationships in our industry than we currently have. Competitive pressures adversely affect the availability and pricing of loan portfolios, as well as the availability and cost of qualified recovery personnel. Because there are few significant barriers to entry for new purchasers of portfolios, there is a risk that additional competitors with greater resources than ours, including competitors that have historically focused on the acquisition of different asset types, will enter our market. If we are unable to develop and expand our business or adapt to changing market needs as well as our current or future competitors, we may experience reduced access to charged-off receivable portfolios at acceptable prices, which could reduce our profitability. Moreover, we may not be able to offer competitive bids for loan portfolios. We face bidding competition in our acquisition of loan portfolios. In our industry, successful bids generally are awarded on a combination of price, service and relationships with the debt sellers. Some of our current and future competitors may have more effective pricing and collection models, greater adaptability to changing market needs and more established relationships in our industry. They also may pay prices for portfolios that we determine are not reasonable. We may not be able to offer competitive bids for loan portfolios.

        In our Special Situations Platform business segment, our primary competition to provide investment capital to middle-market companies include public and private funds, commercial and investment banks, commercial financing companies, insurance companies and, to the extent they provide an alternative form of financing, private equity funds. Many of our existing and potential competitors are substantially larger and have considerably greater financial and marketing resources that we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

        If we are unable to purchase loan portfolios at favorable prices or at all, or if we are unable to provide investment capital to middle-market companies on acceptable terms or at all, our results of operations could be adversely impacted.

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

We may be adversely affected by the result of certain legal proceedings.

        The Company has been, and may in the future be, subject to various legal proceedings. It is inherently difficult to assess the outcome of these matters, and there can be no assurance that the Company will prevail in any proceeding or litigation. Any such matter could result in substantial cost and diversion of our efforts, which by itself could have a material adverse effect on the Company's financial condition and operating results. Further, adverse determinations in such matters could materially adversely affect the Company's business, financial condition and results of operations.

We may be adversely affected by a disruption or termination of our relationships with our Acquisition Partnership investors.

        Our relationship with Cargill, Inc. is material in a number of respects. Cargill, Inc., a privately-held, multi-national agricultural and financial services company, has provided equity and debt financing for a large portion of our domestic and European Acquisition Partnerships. We believe that our relationship with Cargill significantly enhances our credibility as a purchaser of Portfolio Assets and facilitates our ability to expand into other businesses and foreign markets. Although management believes that our relationship with Cargill is excellent, there can be no assurance that such relationship will continue in the future. As we have begun to acquire more portfolios on our own or with other investors, and have secured alternative sources of financing, our dependence on Cargill has diminished. There can be no assurance that such alternative financing will continue to be available. Any termination of such relationship could have a material adverse effect on our consolidated financial position, results of operations and business prospects.

        American International Group, Inc. ("AIG"), an international insurance organization, and certain of its affiliates are investors in a substantial majority of our Latin American Acquisition Partnerships. Although management believes that our relationship with AIG is excellent, there can be no assurance that such relationship will continue in the future. The termination or disruption of our investing relationship with AIG could adversely impact the results of our Latin American Acquisition Partnerships. The consequences of a disturbance in our relationship with AIG could be exacerbated due to the significant influence they exert as a majority-owner in a substantial majority of our Latin American Acquisition Partnerships. If our current relationship with AIG deteriorates, or if we are unable to find another suitable investor for our Latin American Acquisition Partnerships in the event our investing relationship with AIG is terminated, our results of operations and financial condition could be materially adversely affected.

We may be adversely affected by a termination of employment of certain key personnel.

        We are dependent on the efforts of our senior executive officers. We are also dependent on several key members of our management who are instrumental in developing and implementing the business strategy for the Company. In addition, our borrowing facilities include key personnel provisions. These provisions generally provide that if certain key personnel are no longer employed and suitable replacements are not found within a defined time limit, certain facilities become due and payable. We may be adversely affected by the inability or unwillingness of one or more of these individuals to continue in his present role. There can be no assurance that any of the foregoing individuals will continue to serve in his current capacity or for what time period such service might continue. We do not maintain key person life insurance for any of its senior executive officers.

Our directors and executive officers may effectively control any vote of stockholders of our company.

        Our directors and executive officers collectively beneficially own 18.47% of our common stock. Although there are no agreements or arrangements with respect to voting such common stock among such persons, they, if acting together, may effectively be able to control any vote of our stockholders and thereby exert considerable influence over the affairs of our company. James T. Sartain, President and Chief Executive Officer of FirstCity, is the beneficial owner of 6.7% of our common stock. There can be no assurance that the interests of management or the other entities and individuals will be aligned with our other common stockholders.

Restrictions on transfer of shares may prevent certain holders of our common stock from transferring such stock.

        Our Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") contains provisions restricting the transfer of ours securities that are designed to delay, defer or prevent a change of control of our Company by deterring unsolicited tender offers or other unilateral takeover proposals and compelling negotiations with our Board of Directors rather than non-negotiated takeover attempts even if such events may be in the best interests of our stockholders. Our Certificate of Incorporation also contains certain provisions restricting the transfer of securities in our Company that are designed to prevent ownership changes that might limit or eliminate our ability to use our NOLs resulting from the Merger. Such restrictions may prevent certain holders of our common stock from transferring such stock even if such holders are permitted to sell such stock without restriction under the Securities Act of 1933, as amended, and may limit our ability to sell our common stock to certain existing common stockholders at an advantageous time or at a time when capital may be required but unavailable from any other source.

We may be adversely affected by period to period variances.

        A large portion of our revenue is based on proceeds realized from the resolution of the Portfolio Assets, which proceeds have historically varied significantly and likely will continue to vary significantly from period to period. Consequently, our period-to-period revenue and results of operations have historically varied, and are likely to continue to vary, correspondingly. Such variances, alone or with other factors, such as conditions in the economy or the financial services industries or other developments affecting us, may result in significant fluctuations in our reported operations and in the trading prices of our securities, particularly our common stock.

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

We may incur impairment charges based on the provisions of American Institute of Certified Public Accountants Statement of Position 03-3.

        We have in the past been able to establish with reasonable accuracy the estimated future cash receipts over the life of a purchased asset pool. Changes in economic conditions, fluctuations in interest rates, deterioration of collateral values, and other factors described in this section could cause the estimates of future cash flows to be materially different than actual cash receipts—which could adversely impact the results of operations if our future cash flow estimates decrease on loan portfolios accounted for under AICPA Statement of Position 03-3, "Accounting for Loans or Certain Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 provides guidance on accounting for differences between contractual and expected cash flows from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loan portfolios acquired in fiscal years beginning after December 15, 2004 and was adopted by us on January 1, 2005. SOP 03-3 limits the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio's initial cost of accounts receivable acquired. SOP 03-3 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. SOP 03-3 freezes the internal rate of return ("IRR") originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the expected future cash flow estimates are decreased, the carrying value of our receivable portfolios would be written down to maintain the then-current IRR. The SOP also amends AICPA Practice Bulletin 6 in a similar manner and applies to all loans acquired prior to January 1, 2005. Increases in expected future cash flows would be recognized prospectively through an upward adjustment of the IRR over a portfolio's remaining life. Any increased yield then becomes the new benchmark for impairment testing and income recognition. Since SOP 03-3 does not permit yields to be lowered, there is an increased probability of our having to incur impairment charges in the future if the expected future cash flow estimates are decreased, which would negatively impact our profitability.

If we cannot meet NASDAQ's continued listing requirements, NASDAQ may delist our common stock, which would have an adverse impact on the liquidity and market price of our common stock.

        Our common stock is currently listed on the NASDAQ Global Select Market ("NASDAQ"). Under NASDAQ rules, a stock can be delisted and not allowed to trade on NASDAQ if the closing bid price of the stock over a 30 consecutive trading-day period is less than $1.00. Since the beginning of the financial markets crisis, we have experienced and continue to experience significant volatility, including substantial decreases, in the price of our common stock. On March 27, 2009, the closing price of our common stock was a $1.43 per share. NASDAQ implemented a temporary suspension of the rules requiring a minimum $1.00 closing bid price on October 16, 2008, and later extended the suspension until July 19, 2009. If the suspension is not extended further, there is a risk in light of the continued depressed state of the economy and credit and capital markets that our common stock could further decline in share price below the minimum listing requirement, and thus be delisted from NASDAQ if the suspension is not further extended. A delisting of our common stock could negatively impact us by reducing the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing.

Natural disasters, including, but not limited to, hurricanes, tornadoes, earthquakes, fires and floods, may adversely affect the general economy, financial and capital markets, specific industries, and our results of operations.

        We have a number of borrowers and financed properties that are located along the Gulf of Mexico and other regions where natural disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as tornadoes, hurricanes, earthquakes, fires and floods. These types of natural disasters at times have disrupted the local economy, our borrowers and have posed physical risks to our properties that serve as loan collateral. A significant natural disaster could materially adversely affect our operating results.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The Company occupies approximately 65,000 square feet of office space, all of which is leased. The Company leases its current headquarters building under a non-cancellable operating lease, which expires December 31, 2011. All leases of the other offices of the Company and subsidiaries expire prior to 2015. Such office space is suitable and adequate for the Company's current needs. The following is a list of the Company's principal physical properties leased as of December 31, 2008.

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

        On March 21, 2006, FirstCity received notice that the 152nd District Court, Harris County, Texas granted FirstCity's motion for partial summary judgment. The order granting FirstCity's motion for partial summary judgment rendered judgment in favor of FirstCity as to the ownership of the demutualization proceeds. The Court's summary judgment order also denied the claims to ownership of the demutualization proceeds by FCLT and Mr. Blair, individually and as representative of the proposed class of employee beneficiaries. The motions submitted to the Court prior to its order dated March 21, 2006 did not address all matters pending in the lawsuit. Mr. Blair, as class representative, filed a motion for new trial to set aside the summary judgment in favor of FirstCity and for reconsideration of granting Mr. Blair's motion for summary judgment. FCLT filed a motion for the Court to reconsider its order granting the partial summary judgment for FirstCity. FirstCity moved for summary judgment on all remaining claims and for entry of a final judgment on May 12, 2006. On August 14, 2006, the Court entered an order (i) finding that FirstCity is the sole owner of the "demutualization proceeds" being the proceeds from the sale of the 321,211 shares of Prudential Financial, Inc. stock, the dividends on such shares and all accrued interest and income arising there from, (2) granting FirstCity's motion for summary judgment against FCLT's claims for breach of contract and tortious interference, (3) providing that JP Morgan continue to hold the demutualization proceeds until the appellate process has been completed, (4) denying the request by FirstCity that FCLT or Mr. Blair be required to post bond or other form of security on appeal, and (5) denying all other claims for relief. FCLT and Mr. Blair filed notices of appeal to the First or Fourteenth Court of Appeals of the State of Texas. The appeal has been assigned to the First Court of Appeals and all parties have filed their briefs with the Court. The parties participated in their first Court ordered mediation on February 13, 2007 which was unsuccessful.

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

        On September 25, 2008, the Court of Appeals entered an order requiring the parties to undertake a second court-ordered mediation. On November 25, 2008, FirstCity, FCLT Loans Asset Corporation and Tony J. Blair, individually and as representative of a class of former employee beneficiaries, accepted a mediator's proposal for settlement of the claims in the interpleader suit styled Prudential Financial, Inc. v. JP Morgan Chase Bank, National Association, et. al. (the "Interpleader Suit"). According to JP Morgan, at the time of the mediation, the demutualization proceeds held by JP Morgan totaled approximately $18.6 million.

        Pursuant to the mediator's proposal, each of the parties will receive 25% of the demutualization proceeds (approximately $4,650,000 each) upon approval of the settlement by the trial court and the remaining 25% ($4,650,000) will be held pending the determination of the appeal by the Court of Appeals. The remaining 25% will be distributed to FirstCity if the Court of Appeals affirms the summary judgment granted by the trial court in favor of FirstCity; in the event of any other result, the remaining 25% will be split one-third to each party (approximately $1,550,000 each). In the event that the Court of Appeals affirms the summary judgment granted by the trial court in favor of FirstCity, the total recovery to FirstCity will be 50% of the demutualization proceeds (approximately $9,300,000). If the Court of Appeals does not affirm the decision of the trial court, the total recovery to FirstCity will be 33.3% of the demutualization proceeds (approximately $6,200,000).

        Pursuant to the mediator's proposal, on December 31, 2008, the parties to the Interpleader Suit filed a motion with the Court of Appeals requesting it to abate the appeal, and remand the action to the trial court for approval or disapproval of the settlement on behalf of the class of former employees. The Court of Appeals has jurisdiction of the suit and the trial court's approval of the settlement is necessary. If the trial court does not approve the settlement the parties will be restored to their positions in the suit prior to the acceptance of the mediator's proposal.

        The mediator's proposal provides that the parties will enter into a more detailed settlement agreement including mutual releases of all parties. The settlement is subject to approval of the procedure for the settlement by the Court of Appeals and the preliminary approval of the terms of the settlement by the trial court, notice to the class of the action, and final approval by the trial court after hearings on the fairness of the settlement with respect to the class of former employees. The Court of Appeals has not taken any action on the motion filed by the parties to the suit. FirstCity cannot give any assurances as to whether the settlement will be approved by the Court of Appeals or trial court, the time period for the appeal of the final judgment in the event that the settlement is not approved or the timing of receipt or ultimate amount of proceeds to be received, if any.

  Wave Tec Pools, Inc. Litigation

        On March 20, 2007, Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively "Plaintiffs") filed a First Amended Petition adding FH Partners LLC (formerly FH Partners, L.P.) and FirstCity Servicing Corporation, each an indirectly wholly-owned subsidiary of FirstCity, and FirstCity Financial Corporation as defendants in a suit filed by Plaintiffs against State Bank and Cole Harmonson before the 98th Judicial District Court of Travis County, Texas. FirstCity Financial Corporation was served with Plaintiff's Notice of Nonsuit Without Prejudice in the suit on April 25, 2007. In the First Amended Petition the Plaintiffs sought unspecified damages for breach of contract and conversion related to alleged breaches by FH Partners LLC ("FH Partners") and FirstCity Servicing Corporation in connection with a loan agreement related to a loan from State Bank to Plaintiffs that was purchased by FH Partners from State Bank on December 22, 2006. The Plaintiffs also raised other claims solely against the other defendants. The Plaintiffs allege that they entered into a loan or line of credit with State Bank and that due to an error by State Bank the Plaintiffs borrowed more on the line of credit than was allowed under the borrowing base. The Plaintiffs further allege that State Bank entered in an agreement with Plaintiffs that the default by Plaintiffs would be cured if the Plaintiffs pledged additional property to secure the loans and that the Plaintiffs would be allowed to borrow under the line of credit. Plaintiffs allege that State Bank, and subsequently FH Partners, have refused to honor the agreement by State Bank concerning the pledge of the additional property. On July 25, 2007, counsel for FH Partners received a Second Amended Petition in which the Plaintiffs allege that they have sustained actual damages of $165 million as a result of the joint actions of State Bank, Cole Harmonson, FH Partners and FirstCity Servicing Corporation. The Plaintiffs assert claims against FH Partners and FirstCity Servicing Corporation for breach of contract, conversion, civil conspiracy, tortious interference with prospective economic relationships and usury related to

FH Partners and FirstCity Servicing Corporation treating the loans that FH Partners purchased from State Bank as being in default, retaining payments delivered to the lockbox for the loan, retaining mortgage loan files that the Plaintiffs allege were unrelated to the loan agreement, interfering with contracts and relationships of the Plaintiffs by such actions, and charging interest higher than the maximum amount allowed under the Texas Finance Code. The Plaintiffs additionally seek recovery of statutory penalties under the Texas Finance Code and attorney's fees. The Plaintiffs have made additional claims against the other defendants alleging promissory estoppel, fraud and business disparagement. On or about October 5, 2007, Plaintiffs' counsel suggested that his clients were considering non-suiting their claims against FH Partners and FirstCity Servicing Corporation. Therefore, instead of counter-claiming against the Plaintiffs in the same suit for the indebtedness owed under the loan, on October 9, 2007, FH Partners filed a separate collection suit against the Plaintiffs and guarantors Jason Herring and Kimberly Herring, now known as Kimberly McCormick. Plaintiffs' counsel has subsequently indicated that he had misunderstood the positions of the parties, that a non-suit is not likely to occur and that he will probably seek to consolidate the collection suit with the original action. All defendants in the collection suit have answered. Prosperity Bank, FH Partners and FirstCity Servicing Corporation filed motions for summary judgment in the original suit based upon a General Release and Indemnity Agreement. Shortly before the hearing on the summary judgment motions, the Plaintiffs filed their third amended petition to add Grandview Homes, Inc. as an additional plaintiff, to allege some of the previous claims against FH Partners and FirstCity Servicing Corporation as well as Prosperity Bank and to state additional claims for negligent misrepresentation, tortious interference with property rights, fraud in the inducement, duress, lack of consideration, unconscionability, estoppel and waiver. Since these additional parties and claims were not addressed by the summary judgment motions, the hearings were postponed. On or about December 14, 2007, Plaintiffs filed their fourth amended petition, which added the claim that the general release is invalid for lack of mutuality of obligation and for failure to meet the express negligence test. In the collection suit filed by FH Partners, against Superior Funding, Inc., on March 18, 2008, the District Court granted a temporary restraining order against Superior Funding, Inc. and Jason Herring and all parties in privity with them, ordering them to turn over all payments on notes in FH Partners' possession to FH Partners and not to interfere with FH Partners' collection of note payments. On March 27, 2008, the Court entered a temporary injunction that extended the temporary restraining order and also ordered Superior Funding, Inc. and Mr. Herring and all parties in privity with them to turn over books and records and execute transfer documents. Plaintiffs filed a Fifth Amended Petition adding additional parties related to Prosperity Bank on or about May 12, 2008, but asserting no new claims against FirstCity Servicing Corporation or FH Partners LLC, indirect wholly-owned subsidiaries of FirstCity. Discovery is in process in each of the lawsuits. Plaintiffs filed a Sixth Amended Petition on January 8, 2009 alleging that FH Partners and FirstCity were aware of State Bank's wrongful conduct and continued to engage in it and that the Plaintiffs were obligated to mitigate their damages. Discovery is in process in each of the lawsuits. Trial has been set in the collection suit for July 20, 2009 and in the suit by Superior et al. against FH Partners and Prosperity for October 26, 2009. FirstCity does not have sufficient information to estimate any potential liability or probability of liability, but is unaware of any factual or legal basis for liability. Given the magnitude of the Plaintiffs' wrongdoing and the lack of any evidence of any wrongdoing on the part of FirstCity or FH Partners, an unfavorable outcome in the lender liability suit seems unlikely. FirstCity and FH Partners intend to contest the case vigorously in the event that a settlement is not reached.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is traded on the Nasdaq Global Select Market under the symbol FCFC. The number of holders of record of common stock on March 23, 2009 was approximately 701, as provided by American Stock Transfer and Trust Company, the Company's transfer agent. High and low stock prices for the Company's common stock in the two years ended December 31, 2008 and December 31, 2007 are displayed in the following table:

	2008		2007
	Market Price		Market Price
Quarter Ended	High	Low	High	Low
March 31	$9.02	$5.55	$11.35	$10.03
June 30	6.85	3.71	10.30	9.00
September 30	6.85	2.78	11.07	7.37
December 31	5.50	1.75	10.04	7.46

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

        The following summarizes purchases of common stock during the fourth quarter of 2008:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	336,370	$3.36	336,370	—
November	—	$—	—
December	—	$—	—

Total	336,370	$3.36	336,370	—

    (1)
    The Company had a stock repurchase program that was approved by the Board of Directors in August 2006 for the repurchase of up to 1,000,000 shares of the Company's common stock. In February 2008, the Board of Directors approved the repurchase of an additional 500,000 shares (up to a total of 1,500,000 shares) and the plan was extended to August 30, 2009. The Company completed the purchase of stock under its stock repurchase plan in October 2008.

        The following table provides information as of December 31, 2008 with respect to the shares of our Common Stock that may be issued under the Company's equity compensation plans:

Plan Category	Number of Shares to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders	811,150	$6.24	401,000	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	811,150	$6.24	401,000

(1)
Includes 49,500 issuable option shares of our Common Stock available under our 2004 Stock Option and Award Plan, and 351,500 issuable option shares of our Common Stock available under our 2006 Stock Option and Award Plan.

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$45,196	$43,656	$28,387	$24,093	$21,141
Expenses	72,136	51,842	32,649	27,683	30,845
Equity in earnings of investments	228	10,944	11,756	12,013	14,913
Gain on sale of interest in equity investments	—	207	2,459	—	—
Earnings (loss) from continuing operations	(46,675)	2,185	9,877	8,078	5,011
Earnings (loss) from discontinued operations	—	—	(75)	153	58,623
Net earnings (loss) to common stockholders	(46,675)	2,185	9,802	8,231	63,634
Earnings (loss) from continuing operations per common share—
Basic	(4.55)	0.20	0.89	0.72	0.45
Diluted	(4.55)	0.19	0.84	0.68	0.42
Net earnings (loss) per common share—
Basic	(4.55)	0.20	0.88	0.73	5.67
Diluted	(4.55)	0.19	0.83	0.69	5.37
Consolidated Balance Sheet Data:
Total assets	328,937	298,119	297,663	194,869	158,857
Total notes payable	251,547	177,329	187,811	90,259	51,303
Total common equity	50,266	106,823	103,893	98,911	92,423

        In November 2004, FirstCity and certain of its subsidiaries completed the sale of its 31% beneficial ownership interest in Drive Financial Services LP and its general partner, Drive GP LLC (collectively, "Drive"—an automobile finance operation) to IFA Drive GP Holdings LLC and IFA Drive LP Holdings LLC, which are wholly-owned subsidiaries of BoS(USA), Inc. (which is a wholly-owned subsidiary of Bank of Scotland). The total purchase price approximated $108.5 million in cash, which resulted in distributions and payments to FirstCity in the aggregate amount of $86.8 million in cash from various sources. As a result of the sale, the consumer lending segment conducted through Drive was no longer considered a principal reportable segment and was treated as a discontinued operation. The results of historical operations have been reflected as discontinued operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

        FirstCity Financial is a financial services company that engages in two major business segments—Portfolio Asset Acquisition and Resolution and Special Situations Platform. The Portfolio Asset Acquisition and Resolution business has been the Company's core business segment since it commenced operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), generally at a discount to their legal principal balances or appraised values, and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. The Company engages in its Special Situations Platform business through its majority ownership in a subsidiary that was formed in April 2007. Through its Special Situations Platform, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments, common equity warrants, distressed debt transactions, and leveraged buyouts.

        During 2008, the Company recorded a net loss to common stockholders on a diluted basis of $46.7 million or $4.55 per common share. The Company's consolidated operating contribution for 2008 resulted in a $19.9 million operating loss compared to an operating contribution of $11.4 million in 2007. The consolidated operating loss of $19.9 million for 2008 was comprised of a $21.8 million operating loss in the Portfolio Asset Acquisition and Resolution segment and a $1.9 million operating contribution in the Special Situations Platform segment. The consolidated operating contribution of $11.4 million for 2007 was comprised of an $11.5 million operating contribution from the Portfolio Asset Acquisition and Resolution segment and a $0.1 million operating loss from the Special Situations Platform segment.

        In 2008, the Company was involved in acquiring $89.3 million of Portfolio Assets with a Face Value of approximately $798.1 million—of which FirstCity's investment share was $72.3 million. FirstCity's global distribution of its 2008 Portfolio Asset investments includes $64.4 million in the United States, $0.8 million in Europe, and $7.1 million in Latin America. In addition to its Portfolio Asset acquisitions in 2008, FirstCity was involved in $96.4 million of investments in the form of loans receivable, direct equity investments, business and property acquisitions, and an investment security purchase—of which FirstCity's investment share was $52.9 million (see additional discussion below). FirstCity's total investment level in 2008 was $125.2 million compared to $148.7 million in 2007. Subsequent to December 31, 2008, the Company was involved in acquiring $72.4 million of Portfolio Assets with a face value of approximately $148.9 million—of which FirstCity's investment share was $67.1 million.

        FirstCity's 2008 investments include $16.6 million and $3.3 million in the form of debt investments and control-oriented direct equity investments, respectively, under its Special Situations Platform ("FirstCity Denver"). The Special Situations Platform allows us to invest in U.S. middle-market companies, where we believe the supply of primary capital is limited and the investment opportunities are attractive. The Company's 2008 investments also include $13.0 million of SBA loan originations and advances through its majority-owned subsidiary American Business Lending, Inc. ("ABL"). The Company believes that the ability to purchase and originate small business loans provides the diversity to create an attractive growth opportunity within the domestic market.

        At December 31, 2008, FirstCity's earning assets (Portfolio Assets, equity investments, debt investments, entity-level earning assets and investment security) approximated $296.3 million—

compared to $243.6 million a year ago. FirstCity's global distribution of earning assets (at carrying value) at December 31, 2008 included $205.2 million in the United States; $48.6 million in Europe; and $42.5 million in Latin America.

        The Company's earnings in 2008 were negatively impacted by foreign currency transaction losses; and net impairment provisions, declining collections, and rising asset-level expenses related to the Company's domestic consolidated portfolios and partnerships:

  Foreign Currency Transaction Losses

        The combined impact of foreign currency transactions from the Company's consolidated and non-consolidated foreign operations resulted in a $2.2 million foreign currency exchange loss in 2008 (compared to a combined impact of $1.1 million in foreign currency exchange gains in 2007). The global distribution of the Company's combined foreign currency exchange loss in 2008 included $0.5 million of exchange losses from European operations and $1.7 million of exchange losses from Latin American operations.

  Net Impairment Provisions, Collections and Asset-Level Expenses

        The Company incurred $25.9 million of net impairment provisions in 2008—comprised of $17.8 million of net provisions recorded to our consolidated portfolios, and $8.1 million as our share of net impairment provisions recorded to portfolio assets held in our partnership interests. The global distribution of the $25.9 million of net impairment provisions recorded by the Company in 2008 includes $20.8 million in the United States, $3.2 million in Europe, and $1.9 million in Latin America. The impairment provisions in 2008 were attributed primarily to declines in values of loan collateral and real estate assets in our domestic portfolios, and additional delays in the timing of collections of expected cash flows on domestic loan portfolios. Collections on the Company's consolidated domestic portfolios decreased to $58.2 million in 2008 from $76.6 million in 2007, and aggregate collections on portfolios held in non-consolidated domestic partnerships decreased to $33.6 million in 2008 from $66.1 million in 2007. FirstCity also incurred $5.2 million of asset-level costs (i.e. property taxes, insurance, repairs and legal costs) in 2008 from its consolidated domestic portfolios to protect the Company's security interests in its loan collateral and to support foreclosed properties until they are sold. These asset-level costs are attributed primarily to increased levels of delinquent property tax and insurance payments by the borrowers, and increased loan defaults and foreclosures over the past 18 months. Management believes that declines in real estate values, delayed collections, and rising asset-level costs are the resulting adverse effects from a general decline in global economic conditions, and volatility and disruptions in the financial markets which adversely impacts our business due to rising loan defaults and foreclosures on loan collateral because borrowers cannot refinance their loans and/or continue to make payments, and significant declines in real estate values due to excess building inventories. The impairment provisions were identified in connection with management's quarterly evaluation of the collectability of the Company's Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments, as a result of the need to make estimates about the impact of matters that are uncertain. It remains unclear what impact the illiquid markets, real estate value declines and the overall economic slowdown will ultimately have on our financial results. Therefore, we cannot provide assurance that, in any particular period, we will not incur additional impairment provisions in the future.

        In spite of the substantial losses reported in the financial services sector over the past 18 months and downward pressure on economic growth due to a decline in general economic conditions, management remains positive on the outlook of the Company. Management believes that current market conditions should not hinder FirstCity's ability to expand its business, and that asset acquisition opportunities at attractive margins are available. As mentioned above, FirstCity was involved in acquiring $89.3 million of portfolio investments with a Face Value of approximately $798.1 million in 2008 (of which FirstCity's investment share was $72.3 million), and the Company invested an additional $52.9 million in the form of loans receivable, direct equity investments, business and property acquisitions, and an investment security purchase. In addition, subsequent to December 31, 2008, the Company was involved in acquiring $72.4 million of Portfolio Assets with a Face Value of approximately $148.9 million—of which FirstCity's investment share was $67.1 million.

        In addition, in light of tightened credit standards in the marketplace, management believes that the volatility and disruptions in the financial markets will not impact FirstCity's ability to finance its operations. Currently, FirstCity has (1) $350.0 million of credit facility commitments available to (i) finance the senior debt and equity portions of portfolio and asset purchases; (ii) finance equity investments in new ventures; and (iii) provide for the issuance of letters of credit working capital loans; and (2) a $25.0 million credit facility commitment to finance SBA loan originations and advances.

        The Company's financial results are affected by many factors including, but not limited to, general economic conditions; levels of and fluctuations in interest rates; fluctuations in the underlying values of real estate and other assets; the timing and ability to collect and liquidate assets; increased competition from other market players in the industries in which we operate; and the availability, prices and terms for loan portfolios and other investments in all of the Company's businesses. The Company's business and results of operations are also affected by the availability of financing with terms acceptable to the Company, and our access to capital markets. Refer to Item 1A. "Risk Factors" of this Annual Report on Form 10-K.

        As a result of the significant period-to-period fluctuations in the revenues and earnings of the Company's business, period-to-period comparisons of the Company's results of operations may not be meaningful.

Results of Operations

  2008 Compared to 2007

        Net losses to common stockholders totaled $46.7 million in 2008 compared to net earnings of $2.2 million in 2007. On a per share basis, diluted net losses to common stockholders were $4.55 in 2008 compared to diluted net earnings per common share of $0.19 in 2007.

  Portfolio Asset Acquisition and Resolution Business Segment

        The operating contribution from the Portfolio Asset Acquisition and Resolution segment resulted in a $21.8 million operating loss in 2008 compared to $11.5 million of operating income in 2007. FirstCity was involved in acquiring $89.3 million of Portfolio Assets in 2008 with a Face Value of approximately $798.1 million, compared to its involvement in acquiring $214.3 million of Portfolio Assets in 2007 with an approximate Face Value of $514.4 million. In 2008, FirstCity's investment share in the Portfolio Asset acquisitions was $72.3 million—comprised of $70.2 million acquired through consolidated Portfolios and $2.1 million acquired through Acquisition Partnerships. In 2007, FirstCity's investment share in the Portfolio Asset acquisitions was $126.7 million—comprised of $104.9 million acquired through consolidated Portfolios and $21.8 million through Acquisition Partnerships.

        In 2008, FirstCity also invested an additional $33.0 million in the form of SBA loan originations and advances, loan investments, direct equity investments, and other investments—compared to $10.5 million of such additional investments in 2007.

        The following is a summary of the results of operations for the Company's Portfolio Asset Acquisition and Resolution business segment for 2008 and 2007:

	Year ended December 31,
	2008	2007
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$10,813	$10,390
Income from Portfolio Assets	20,779	22,754
Gain on sale of SBA loans held for sale, net	227	723
Interest income from SBA loans	1,606	2,140
Interest income from loans receivable—affiliates	1,271	560
Interest income from loans receivable—other	696	3,492
Other income	3,010	1,828

Total	38,402	41,887

Expenses:
Interest and fees on notes payable	15,816	18,060
Salaries and benefits	14,870	12,558
Provision for loan and impairment losses	17,173	2,061
Asset-level expenses	5,433	3,264
Occupancy, data processing and other	6,499	5,197
Minority interest	(386)	119

Total	59,405	41,259

Equity in earnings of investments	(724)	10,944
Gain on sale of subsidiaries and equity investments	—	207

Operating contribution before direct taxes	$(21,727)	$11,779

Operating contribution, net of direct taxes	$(21,834)	$11,534

        Servicing fee revenues.    Servicing fee revenues slightly increased to $10.8 million in 2008 from $10.4 million in 2007. Servicing fees from domestic Acquisition Partnerships totaled $2.4 million in 2008 compared to $2.6 million in 2007, while servicing fees from Latin American Acquisition Partnerships totaled $8.4 million in 2008 compared to $7.8 million in 2007. The overall increase in servicing fees is attributed primarily to service fees earned on new domestic and Latin American arrangements that were created since 2007; off-set primarily by a decline in domestic partnership collections to $33.6 million in 2008 compared to $66.1 million in 2007. Servicing fees from domestic Acquisition Partnerships are generally based on a percentage of the collections received from portfolios held by these non-consolidated domestic partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin.

        Income from Portfolio Assets.    Income from Portfolio Assets decreased to $20.8 million in 2008 compared to $22.8 million in 2007. FirstCity's average investment in consolidated Portfolio Assets was $127.1 million and $117.0 million for 2008 and 2007, respectively. However, collections from consolidated Portfolio Assets decreased to $62.9 million in 2008 compared to $85.9 million in 2007. Refer to Note 4 of the Company's 2008 Consolidated Financial Statements for a summary of income from Portfolio Assets.

        Gain on sale of SBA loans held for sale.    The Company recorded a $0.2 million gain on the sales of SBA loans in 2008 with a basis in the loans sold of $5.1 million, compared to $0.7 million of gains recorded in 2007 with a basis in the loans sold of $17.8 million. Gains on SBA loan sales reflect the Company's participation in the SBA 7(a) loan program. Under the SBA 7(a) program, the SBA guarantees up to 85 percent of the principal of a qualifying loan. The Company generally sells the guaranteed portions of originated loans into the secondary market and retains the unguaranteed portion for investment.

        Interest income from SBA loans.    Interest income from SBA loans decreased to $1.6 million in 2008 compared to $2.1 million in 2007. The income decline is attributed to FirstCity's average investment in SBA loans falling to $16.4 million for 2008 from $17.2 million for 2007, coupled with a steady decline in market interest rates in 2008 (the Company's SBA loans are priced at variable interest rates).

        Interest income from affiliates.    Interest income from affiliates increased to $1.3 million for 2008 compared to $0.6 million for 2007. The increased income is attributed to FirstCity's average investment in loans receivable from affiliates rising to $8.5 million for 2008 from $5.0 million for 2007.

        Interest income from loans receivable—other.    Interest income from loans receivable—other was $0.7 million for 2008 and $3.5 million for 2007. The income decline is attributed to the Company's decreased investment level in loans to non-affiliated entities. FirstCity's average investment in loans receivable—other was $5.6 million and $20.0 million for 2008 and 2007, respectively.

        Other income.    Other income for 2008 increased by $1.2 million in comparison to 2007 primarily due to (1) rental income recorded in 2008 from the Company's office building investment (acquired in June 2008); (2) additional revenue generated by certain income-producing foreclosure properties in 2008; and (3) additional management oversight fees attributed to new Latin American portfolio investments in 2008.

        Expenses.    Operating expenses were $59.4 million in 2008 compared to $41.3 in 2007. The following is a discussion of the major components of operating expenses:

        Interest and fees on notes payable were $15.8 million and $18.1 million in 2008 and 2007, respectively. FirstCity's average outstanding debt decreased to $201.9 million for 2008 from $205.1 million for 2007, while the average cost of borrowings decreased to 7.8% in 2008 compared to 8.8% in 2007.

        Salaries and benefits increased to $14.9 million in 2008 from $12.6 million in 2007, primarily due to additional salaries and benefits in 2008 that resulted from the following: (1) increased staffing to service the Company's domestic and Latin American servicing platforms; and (2) increased staffing to accommodate the recent increase in Portfolio Asset investment opportunities and acquisitions. The total number of personnel within the Portfolio Asset Acquisition and Resolution business segment was 214 and 186 at December 31, 2008 and 2007, respectively.

        Net provisions for loan and impairment losses totaled $17.2 million in 2008 compared to $2.1 million in 2007. The increase is attributed primarily to net impairment provisions of $14.1 million recorded in 2008 to the Company's consolidated domestic portfolios and loans; and $3.0 million of provisions recorded to domestic real estate properties. The impairment provisions in 2008 were attributed primarily to declines in values of loan collateral and real estate assets in our domestic portfolios, and additional delays in the timing of collections of expected cash flows on domestic loan portfolios. Management believes that declines in real estate values, delayed collections, and rising asset-level costs are the resulting adverse effects from a decline in general economic conditions, and volatility and disruptions in the financial markets in the United States—which adversely impacts our business due to rising loan defaults and foreclosures on loan collateral because borrowers cannot refinance their loans and/or continue to make payments, and significant declines in real estate values due to excess building inventories. The impairment provisions were identified in connection with management's regular evaluation of the collectibility of the Company's Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments, as a result of the need to make estimates about the impact of matters that are uncertain. It remains unclear what impact the illiquid markets, real estate value declines and the overall economic slowdown will ultimately have on our financial results. Therefore, we cannot provide assurance that, in any particular period, we will not incur additional impairment provisions in the future.

        Asset-level expenses increased to $5.4 million in 2008 from $3.3 million in 2007. The increase is attributed primarily to additional property taxes, insurance and legal expenses incurred in 2008 to protect FirstCity's real estate security interests in its domestic consolidated loan portfolios and support foreclosed properties. This rise in asset-level costs is a direct effect of increased levels of delinquent property tax and insurance payments by the borrowers, and increased loan defaults and foreclosures over the past 18 months.

        Occupancy, data processing and other expenses increased to $6.5 million for 2008 from $5.2 million in 2007. The increase is attributed primarily to a decline in foreign currency exchange gains to $46,000 in 2008 compared to $1.0 million in 2007.

        Equity in earnings of investments.    Equity in earnings of investments sharply decreased to a $0.7 million loss in 2008 compared to $10.9 million of earnings in 2007. Equity in earnings of Acquisition Partnerships decreased to $1.0 million in 2008 from $9.5 million in 2007, while equity in earnings of servicing entities decreased to a $1.7 million loss in 2008 compared to $1.4 million in earnings in 2007. The following is a discussion of equity in earnings from FirstCity's Acquisition Partnerships by geographic region. Refer to Note 6 of the Company's 2008 Consolidated Financial Statements for a summary of revenues, earnings and equity in earnings of FirstCity's equity investments by region.

  •
  Domestic—Total revenues reported by domestic Acquisition Partnerships decreased to $10.9 million in 2008 from $18.9 million in 2007. Total net earnings reported by domestic partnerships decreased to a $3.5 million loss in 2008 compared to $4.6 million of net earnings in 2007. The decrease in total partnership earnings was attributed primarily to the following: (1) decrease in portfolio asset holdings (i.e. earning assets) to $58.7 million at 2008 from $88.0 million in 2007; (2) decrease in collections to $33.6 million in 2008 from $66.1 million in 2007—which collectively resulted in a decline in income generated by these assets to $10.9 million in 2008 compared to $18.9 million 2007; and (3) increase in net impairment provisions to $6.5 million in 2008 compared to $4.9 million in 2007. The decrease in total partnership earnings described above was partially off-set by a decrease in interest expense to $1.9 million in 2008 from $3.0 million in 2007. The collective activity described above translated to a decrease in FirstCity's share of domestic partnership earnings to a $1.9 million loss for 2008 from $2.3 million of net earnings for 2007.

    FirstCity's average investment in domestic partnerships decreased to $20.7 million in 2008 from $33.6 million in 2007. As a result, FirstCity's share of domestic partnership revenues experienced a corresponding decrease as discussed above. Since a majority of FirstCity's domestic portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity investments in Acquisition Partnerships, the Company expects income from consolidated Portfolios to off-set the decline in equity in earnings from the domestic partnerships.

  •
  Latin America—Total revenues reported by Latin American Acquisition Partnerships decreased to $36.1 million in 2008 from $42.8 million in 2007. Latin American partnerships reported a total net loss of $19.5 million in 2008 compared to net earnings of $7.0 million in 2007. The decrease in total net earnings reported by Latin American partnerships was attributed primarily to the following: (1) foreign currency exchange losses of $14.5 million in 2008 compared to foreign currency exchange gains of $0.7 million in 2007—a $15.2 million negative impact; (2) increase in servicing fees expense to $14.9 million in 2008 compared to $12.4 million in 2007; and (3) increase in foreign tax expense to $1.3 million in 2008 from a foreign tax benefit of $3.0 million in 2007—a $4.3 million negative impact. The negative impact of these factors to total net earnings by Latin American partnerships was partially off-set by the following: (1) decrease in net impairment provisions to $8.0 million in 2008 compared to $9.8 million in 2007; and (2) decrease in interest expense to $5.3 million in 2008 from $7.6 million in 2007. The collective activity described above translated to an increase in FirstCity's share of net losses in Latin American partnerships to $2.2 million for 2008 compared to FirstCity's share of net income of $1.3 million for 2007.

  •
  Europe—Total revenues reported by European Acquisition Partnerships increased to $41.2 million in 2008 from $35.8 million in 2007. However, total net earnings reported by European partnerships decreased to $18.6 million in 2008 compared to $20.4 million in 2007. The decrease in total earnings reported by European partnerships was attributed primarily to (1) decrease in collections to $62.1 million in 2008 compared to $91.4 million in 2007; (2) increase in net impairment provisions to $6.6 million in 2008 compared to $2.1 million in 2007; and (3) increase in interest expense to $3.4 million in 2008 from $0.9 million in 2007. The collective activity described above translated to a decrease in FirstCity's share of European partnership earnings to $5.1 million for 2008 from $5.9 million 2007.

  Special Situations Platform Business Segment

        The operating contribution from the Special Situations Platform business segment ("FirstCity Denver") totaled $1.9 million in 2008 compared to a $0.1 million operating loss in 2007. In 2008, FirstCity Denver was involved in middle-market transactions with total investment values approximating $28.8 million. In connection with these investments, FirstCity Denver provided $19.9 million of investment capital to privately-held middle-market companies—$16.6 million in the form of debt investments and $3.3 million as equity investments. In 2007, FirstCity Denver was involved in middle-market transactions with total investment values approximating $22.3 million. In connection with its 2007 investments, FirstCity Denver provided $11.5 million of investment capital to privately-held middle-market companies—$5.6 million in the form of debt investments and $5.9 million as equity investments.

        The following is summary of the results of operations for the Company's Special Situations Platform business segment for 2008 and 2007:

	Year ended December 31,
	2008	2007
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable—affiliates	$1,210	$—
Interest income from loans receivable—other	1,070	330
Revenue from railroad operations	2,542	982
Other income	1,586	18

Total	6,408	1,330

Expenses:
Interest and fees on notes payable	429	—
Salaries and benefits	1,884	766
Provision for loan and impairment losses	581	—
Asset-level expenses	199	243
Occupancy, data processing and other	2,128	517
Minority interest	145	(120)

Total	5,366	1,406

Equity in earnings of investments	952	—

Operating contribution before direct taxes	$1,994	$(76)

Operating contribution, net of direct taxes	$1,888	$(102)

        Interest income from affiliates.    Interest income from affiliates totaled $1.2 million for 2008 as a result of loan originations and advances to affiliated equity-method investees totaling $15.3 million in 2008. FirstCity Denver did not have any affiliated loans in 2007.

        Interest income from loans receivable—other.    Interest income from loans receivable—other increased to $1.1 million in 2008 from $0.3 million in 2007. The increased income is attributable to 2008 being the first full year of interest income on these loans that FirstCity Denver originated in 2007, and additional loan commitments of $1.4 million that FirstCity Denver originated in 2008. Loans receivable—other approximated $5.7 million and $5.6 million at December 31, 2008 and 2007, respectively.

        Revenue from railroad operations.    Revenue from railroad operations represents revenue generated by FirstCity Denver's majority-owned domestic railroad company that was acquired in August 2007. Revenue from railroad operations was $2.5 million for 2008 and $1.0 million for 2007. The revenue increase in 2008 is attributable to 2008 being the first full year of the railroad's operations under FirstCity Denver's ownership.

        Other income.    Other income for 2008 increased by $1.6 million in comparison to 2007 primarily due to (1) rental income recorded in 2008 from FirstCity Denver's office building investment (acquired in June 2008); and (2) additional non-operating income recorded by FirstCity Denver's majority-owned railroad operation in 2008.

        Expenses.    Operating expenses were $5.4 million in 2008 compared to $1.4 in 2007. The following is a discussion of the major components of operating expenses:

        Interest and fees on notes payable approximated $0.4 million in 2008. The average debt for the period was $6.9 million in 2008, and the average cost of borrowing was 6.3% in 2008. FirstCity Denver did not have any notes payable in 2007.

        Salaries and benefits increased to $1.9 million in 2008 from $0.8 million in 2007, primarily attributable to 2008 being the first full year for FirstCity Denver (formed in April 2007) and its majority-owned railroad operation (acquired in August 2007). The total number of personnel within the Special Situations Platform business segment was 21 and 20 at December 31, 2008 and 2007, respectively.

        Occupancy, data processing and other expenses increased to $2.1 million for 2008 from $0.5 million in 2007. The increase is attributed primarily to 2008 being the first full year for FirstCity Denver (formed in April 2007) and its majority-owned railroad operation (acquired in August 2007).

        Equity in earnings of investments.    Equity in earnings of investments was $1.0 million in 2008—which is comprised of FirstCity Denver's equity earnings in its 2008 equity-method investment in a coal mine operation. FirstCity Denver did not have any equity-method investments in 2007.

  Other Significant Items Affecting Operations

        The following items affect the Company's overall results of operations and are not directly allocated to the Portfolio Asset Acquisition and Resolution or the Special Situations Platform business segments discussed above.

        Corporate interest and overhead.    Net corporate overhead expenses (excluding taxes) decreased to $6.7 million in 2008 from $8.7 million in 2007, primarily due to $2.2 million of expenses incurred in 2007 in connection with an independent investigation authorized by the audit committee that was conducted and completed in 2007.

        Income taxes.    Provision for income taxes was $20.2 million in 2008 compared to $0.8 million in 2007. Tax expense in 2008 includes a $20.1 million deferred tax expense recorded in connection with a full valuation allowance established by the Company for its deferred tax asset. The valuation allowance was established due to the lack of objectively verifiable evidence regarding the realization of our deferred tax asset in the foreseeable future. Refer to Note 11 of the Company's 2008 Consolidated Financial Statements for additional information.

  2007 Compared to 2006

        Net earnings to common stockholders totaled $2.2 million in 2007 compared to $9.8 million in 2006. On a per share basis, diluted net earnings to common stockholders was $0.19 in 2007 compared to $0.83 in 2006. The Company reported earnings from continuing operations of $2.2 million in 2007 compared to $9.9 million in 2006.

  Portfolio Asset Acquisition and Resolution Business Segment

        The operating contribution from the Portfolio Asset acquisition and resolution business of $11.5 million in 2007 decreased from $15.1 million in 2006. FirstCity was involved in $214.3 million of Portfolio Asset acquisitions in 2007 ($106.6 million in consolidated portfolios and $107.7 million through Acquisition Partnerships), compared to $297.0 million in 2006 ($91.0 million in consolidated portfolios and $206.0 million through Acquisition Partnerships). FirstCity's investment share in these Portfolio Asset acquisitions (including SBA loans) was $126.7 million in 2007 compared to $144.0 million in 2006—which includes investments in consolidated portfolios of $104.9 million in 2007 and $82.5 million in 2006. Additional investments (loan originations and business acquisitions) backed by FirstCity totaled $10.5 million in 2007 compared to $28.2 million in 2006.

        The following is summary of the results of operations for the Company's Portfolio Asset Acquisition and Resolution business segment for 2007 and 2006:

	Year ended December 31,
	2007	2006
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$10,390	$12,906
Income from Portfolio Assets	22,754	10,987
Gain on sale of SBA loans held for sale, net	723	—
Interest income from SBA loans	2,140	—
Interest income from loans receivable—affiliates	560	1,498
Interest income from loans receivable—other	3,492	576
Other income	1,828	1,555

Total	41,887	27,522

Expenses:
Interest and fees on notes payable	18,060	8,311
Salaries and benefits	12,558	11,428
Provision for loan and impairment losses	2,061	271
Asset-level expenses	3,264	1,296
Occupancy, data processing and other	5,197	5,233
Minority interest	119	(97)

Total	41,259	26,442

Equity in earnings of investments	10,944	11,756
Gain on sale of subsidiaries and equity investments	207	2,459

Operating contribution before direct taxes	$11,779	$15,295

Operating contribution, net of direct taxes	$11,534	$15,104

        Servicing fee revenues.    Servicing fee revenues decreased to $10.4 million in 2007 from $12.9 million in 2006. Servicing fee revenues in 2006 include $1.9 million of incentive service fees resulting from the restructure of the Company's Mexican investment platform. This factor contributed to the decrease in service fees from Latin American partnerships to $7.8 million in 2007 from $9.5 million in 2006. Service fees from domestic Acquisition Partnerships totaled $2.6 million in 2007 compared to $3.4 million in 2006. Also contributing to the overall decrease in servicing fees is a decline in collections from loans held by domestic and Latin American Acquisition Partnerships to $122.2 million in 2007 from $188.0 million in 2006. Since a majority of the Portfolio acquisitions over the past two years were purchased through consolidated Portfolios instead of investments in Acquisition Partnerships, the Company expects income from consolidated Portfolio Assets to off-set the decline in servicing fee revenues (which are generated primarily from loan portfolios held by Acquisition Partnerships).

        Income from Portfolio Assets.    Income from Portfolio Assets increased to $22.8 million in 2007 compared to $11.0 million in 2006, primarily due to increased purchases of consolidated domestic Portfolio Assets. FirstCity's average investment in consolidated Portfolio Assets increased to

$117.0 million for 2007 from $62.5 million for 2006. Refer to Note 4 of the Company's 2008 Consolidated Financial Statements for a summary of income from Portfolio Assets.

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

        Interest income from affiliates.    Interest income from affiliates decreased to $0.6 million in 2007 from $1.5 million in 2006 primarily due to the conversion of $21.3 million of affiliated loans to equity as part of the Company's restructure of its Mexican investments in 2006—which significantly reduced the amount of affiliated loans outstanding and the corresponding interest income.

        Interest income from loans receivable—other.    Interest income from loans receivable—other increased to $3.5 million in 2007 from $0.6 million in 2006. The income increase is attributed to the Company's increased level of investments in the form of loan originations to domestic entities in 2007. FirstCity's average investment in loans receivable—other approximated $20.0 million in 2007 and $4.8 million in 2006.

        Other income.    Other income experienced a slight increase to $1.8 million in 2007 from $1.6 million in 2006.

        Expenses.    Operating expenses were $41.3 million in 2007 compared to $26.4 in 2006. The following is a discussion of the major components of operating expenses:

        Interest and fees on notes payable increased to $18.1 million in 2007 compared to $8.3 million in 2006. The average debt for the period increased to $205.1 million in 2007 from $100.3 million in 2006, and the average cost of borrowing increased to 8.8% in 2007 from 8.3% in 2006. The increase in the Company's debt level is a result of increased limits on existing credit facilities and the addition of a new loan facility the Company secured in 2007 to accommodate its growth and investment acquisitions.

        Salaries and benefits increased to $12.6 million in 2007 from $11.4 million in 2006—primarily due to additional salaries and benefits of $1.6 million in 2007 attributed to ABL (new SBA lending program). Total personnel within the Portfolio Asset acquisition and resolution segment were 186 and 176 at December 31, 2007 and 2006, respectively.

        Provisions for loan and impairment losses totaled $2.1 million in 2007 compared to $0.3 million in 2006. The increase in loan and impairment provisions from 2006 to 2007 is attributed to increased net provisions of $1.6 million to consolidated portfolios and $0.2 million of net provisions to SBA loans in 2007.

        Asset-level expenses increased to $3.3 million in 2007 from $1.3 million in 2006. The increase is attributed primarily to additional property taxes, insurance and legal expenses incurred in 2007 to protect FirstCity's real estate security interests in its domestic consolidated loan portfolios and support foreclosed properties.

        Occupancy, data processing and other expenses remained level at $5.2 million in 2007 and 2006.

        Equity in earnings of investments.    Equity in earnings of investments decreased slightly to $10.9 million in 2007 compared to $11.8 million in 2006. Equity in earnings of Acquisition Partnerships decreased to $9.5 million in 2007 from $10.9 million in 2006, while equity in earnings of servicing entities increased to $1.4 million in 2007 from $0.8 million in 2006. The following is a discussion of equity in earnings from the Company's Acquisition Partnerships by geographic region. Refer to Note 6 of the Company's 2008 Consolidated Financial Statements for a summary of revenues, earnings and equity in earnings of FirstCity's equity investments by region.

  •
  Domestic—Domestic Acquisition Partnerships reflected total net earnings of $4.6 million in 2007 compared to $13.8 million in 2006. Accordingly, FirstCity's share of the domestic partnerships' total net earnings decreased to $2.3 million in 2007 compared to $6.5 million in 2006. The decrease in FirstCity's share of the partnerships' total net earnings is attributed primarily to a decline in the Company's average investment in domestic partnerships to $33.6 million in 2007 from $45.5 million in 2006. Since a majority of the domestic portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of through Acquisition Partnerships, the Company expects income from consolidated Portfolios to off-set the decline in equity in earnings from the domestic partnerships. Another significant factor that contributed to a decrease in the partnerships' total net earnings, which decreased FirstCity's share of net earnings, stemmed from an increase in net impairment provisions to $4.9 million in 2007 from $1.8 million in 2006.

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

  •
  Europe—European Acquisition Partnerships reflected total net earnings of $20.4 million in 2007 compared to $17.4 million in 2006. As such, FirstCity's share of the partnership's total net earnings increased to $5.9 million in 2007 from $4.6 million in 2006. The increase in FirstCity's share of the partnerships' total net earnings is attributed primarily to an increase in the Company's average investment in European partnerships to $40.4 million in 2007 from $22.8 million in 2006. The increase in total net earnings of the European partnerships was off-set by an increase in servicing fee expenses to $6.4 million in 2007 from $3.6 million in 2006, and an increase in net impairment provisions to $2.1 million in 2007 from a net impairment recovery of ($2.3) million in 2006.

        Gain on sale of subsidiaries and equity investments.    Gain on sale of subsidiaries of $0.2 million was recorded in 2007, which consists of the sale of two Latin American subsidiaries. Gain on sale of equity investments of $2.5 million was recorded in 2006. This gain primarily consisted of the following: (1) sale of a domestic equity investment resulting in a gain of $1.3 million; and (2) partial sale of twelve Latin American equity investments to AIG resulting in a gain of $1.2 million in accordance with the restructuring of the Company's Mexican investment platform.

  Special Situations Platform Business Segment

        The operating contribution from the Special Situations Platform business segment ("FirstCity Denver"), which was formed in April 2007, resulted in a $0.1 million loss in 2007. In 2007, FirstCity Denver was involved in middle-market transactions with total investment values approximating

$22.3 million. In connection with its 2007 investments, FirstCity Denver provided $11.5 million of investment capital to privately-held middle-market companies—$5.6 million in the form of debt investments and $5.9 million as equity investments.

        The following is summary of the results of operations for the Company's Special Situations Platform business segment for 2007 and 2006:

	Year ended December 31,
	2007	2006
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable—other	$330	$—
Revenue from railroad operations	982	—
Other income	18	—

Total	1,330	—

Expenses:
Salaries and benefits	766	—
Asset-level expenses	243	—
Occupancy, data processing and other	517	—
Minority interest	(120)	—

Total	1,406	—

Operating contribution before direct taxes	$(76)	$—

Operating contribution, net of direct taxes	$(102)	$—

        Interest income from loans receivable—other.    Interest income from loans receivable—other was $0.3 million in 2007. The interest income is attributable to $5.6 million of loans originated and advanced by FirstCity Denver in 2007.

        Revenue from railroad operations.    Revenue from railroad operations of $1.0 million represents revenue generated by FirstCity Denver's majority-owned domestic railroad company that was acquired in August 2007.

        Expenses.    Operating expenses were $1.4 million in 2007. The following is a discussion of the major components of operating expenses:

        Salaries and benefits of $0.8 million in 2007 is attributable to FirstCity Denver (formed in April 2007) and its majority-owned railroad operation (acquired in August 2007).

        Occupancy, data processing and other expenses of $0.5 million in 2007 is attributable to FirstCity Denver (formed in April 2007) and its majority-owned railroad operation (acquired in August 2007).

  Other Significant Items Affecting Operations

        The following items affect the Company's overall results of operations and are not directly allocated to the Portfolio Asset acquisition and resolution business discussed above.

        Corporate interest and overhead.    Net corporate overhead expenses (excluding taxes) increased to $8.7 million in 2007 from $5.2 million in 2006, primarily due to increased legal and accountings costs of $2.6 million (including $2.2 million of expenses incurred in 2007 in connection with an independent investigation authorized by the audit committee that was conducted and completed in 2007).

        Income taxes.    Provision for income taxes was $0.8 million in 2007 compared to $0.2 million in 2006, and taxes in both years related primarily to state income taxes. Refer to Note 11 of the Company's 2008 Consolidated Financial Statements for additional information.

Portfolio Asset Acquisitions—Portfolio Asset Acquisition and Resolution Business Segment

        In 2008, the Company invested $72.3 million in consolidated and non-consolidated Portfolio Assets acquired through Acquisition Partnerships and subsidiaries. Acquisitions by the Company over the last five years are summarized as follows:

	Purchase Price	FirstCity Investment
	(Dollars in thousands)
1st Quarter	$19,900	$8,435
2nd Quarter	36,740	33,448
3rd Quarter	4,488	3,241
4th Quarter	28,186	27,183

Total 2008	89,314	72,307
Total 2007	214,333	126,714
Total 2006	296,990	144,048
Total 2005	146,581	71,405
Total 2004	174,139	59,762

        Subsequent to December 31, 2008, the Company was involved in acquiring $72.4 million of Portfolio Assets with a Face Value of approximately $148.9 million—of which FirstCity's investment share was $67.1 million.

        Revenues with respect to the Company's Portfolio Asset Acquisition and Resolution business segment consist primarily of (i) servicing fees from Acquisition Partnerships for the servicing activities performed related to the assets held in the Acquisition Partnerships; (ii) interest income on performing Portfolio Assets and loans receivable; and (iii) gains on disposition of assets. The Company also records equity in earnings of non-consolidated Acquisition Partnerships and servicing entities accounted for under the equity-method of accounting.

Middle-Market Company Capital Investments—Special Situations Platform Business Segment

        In 2008, FirstCity Denver was involved in middle-market capital transactions with total investment values approximating $28.8 million. Investments by FirstCity Denver since its inception in April 2007 are summarized below:

		First City Denver's Investment
	Total Investment
(Dollars in thousands)		Debt	Equity	Total
Total 2008	$28,750	$16,650	$3,256	$19,906
Total 2007	22,314	5,630	5,900	11,530

        Revenues with respect to the Company's Special Situations Platform business segment consist primarily of (i) interest and fee income from loan investments; (ii) revenues from majority-owned operating entities; and (iii) equity in earnings of non-consolidated investments accounted for under the equity-method of accounting.

Liquidity and Capital Resources

        Historically, our primary sources of cash have been cash flows from operations, equity distributions from Acquisition Partnerships, interest and principal payments collected on subordinated intercompany debt, dividends and distributions from the Company's subsidiaries, borrowings from credit facilities with external lenders, and other special purpose short-term borrowings. Generally, cash has been used for Portfolio Asset acquisitions, investments in and advances to entities formed to acquire Portfolios ("Acquisition Partnerships"), capital investments in privately-held middle-market companies, other investments, repayments of bank borrowings and other debt, and working capital to support our growth.

        We believe that funds generated from collections from consolidated loan and real estate portfolios, loans receivable and other investments; fees generated from servicing assets; equity distributions from existing Acquisition Partnerships and other equity investments; and sales of guaranteed portions of existing and originated SBA loans—together with existing cash and available borrowings under our existing credit agreements—will be sufficient to finance our current operations and support our growth at least through the next twelve months.

        Cash generated from our operations and investments is dependent primarily upon our ability to collect on our consolidated Portfolio Assets (and Portfolio Assets in our Acquisition Partnerships) and loans receivable. Many factors, including general economic conditions, are essential to our ability to generate cash flows. Fluctuations in our collections, investment income, credit availability, and adverse changes in other factors, could have a negative impact on our ability to generate sufficient cash flows to support our business.

        Our operating activities used cash of $49.2 million, $16.6 million and $63.3 million for the years ended December 31, 2008, 2007, and 2006, respectively. In 2008, net cash used in operations was attributable primarily to a net loss of $46.7 million, Portfolio Asset purchases of $15.5 million (net of principal collections), and a non-cash deduction of $20.8 million for income accretion on Portfolio Assets—off-set partially by $37.9 million of non-cash add-backs related to our deferred tax asset write-off and provisions for loan and impairment losses. Net cash used in 2007 was attributable primarily to non-cash deductions of $33.7 million for income accretion on Portfolio Assets and equity earnings on equity-method investments—off-set partially by $2.2 million of net earnings, $8.1 million of principal collections on Portfolio Assets (net of purchases), and $5.0 million of non-cash add-backs for depreciation, amortization, and provisions for loan and impairment losses. In 2006, net cash used in operations was attributable primarily to $48.3 million of Portfolio Asset purchases (net of principal collections), and non-cash deductions of $22.7 million for income accretion on Portfolio Assets and equity earnings on equity-method investments—off-set partially by $9.8 million of net earnings. The remaining changes in all periods were due primarily to net changes in other accounts related to our operating activities.

        Our investing activities used cash of $18.4 million in 2008, provided cash of $39.5 million in 2007, and used cash of $19.6 million in 2006. Net cash used in 2008 for investing activities was attributable primarily to $29.6 million of net advances and originations on our loan investments, $3.1 million of equity investment contributions, and $6.5 million disbursed for an investment security purchase—off-set partially by $21.6 million of distributions from equity-method investments. In 2007, net cash provided by investing activities was attributable primarily to $66.5 million of distributions from equity-method investments, and $19.0 million of net collections on loan investments—off-set partially by $26.1 million of equity investment contributions, $17.4 million of loan purchases, and $5.6 million for a business acquisition. Net cash used in 2006 for investing activities was attributable primarily to $28.7 million of net advances and originations for loan investments—off-set partially by $9.4 million of proceeds from the sales of equity investments and subsidiaries. The remaining changes in all periods were due primarily to net changes in other accounts related to our investing activities.

        Our financing activities provided cash of $64.8 million in 2008, used cash of $18.5 million in 2007, and provided cash of $88.5 million in 2006. In 2008, net cash provided by financing activities was attributable primarily to $69.7 million of net borrowings to finance our Portfolio Asset acquisitions and investments and working capital—off-set partially by $4.9 million of common stock repurchases. Net cash used in 2007 for financing activities was attributable primarily to $18.1 million of net repayments on our borrowings. In 2006, net cash provided by financing activities was attributable primarily to $94.0 million of net borrowings to finance our Portfolio Asset acquisitions and investments—off-set partially by $5.6 million of common stock repurchases. The remaining changes in all periods were due primarily to net changes in other accounts related to our financing activities.

        Cash paid for interest expense approximated $12.9 million, $15.4 million and $6.9 million in 2008, 2007 and 2006, respectively. Substantially all of our interest expense was paid on our credit facilities and other borrowings. FirstCity's average outstanding debt decreased to $201.9 million for 2008 from $205.1 million for 2007, while the average cost of borrowings decreased to 7.8% in 2008 compared to 8.8% in 2007. In 2006, our average debt approximated $100.3 million and our average cost of borrowing was 8.3%. The increase in the Company's debt levels since 2006 is a result of increased limits on existing credit facilities and the addition of a new loan facility the Company secured in 2007 to accommodate its growth and investment acquisitions.

        The following is a summary of FirstCity's primary external lending facilities that it uses to provide liquidity for equity and loan investments, Portfolio Asset acquisitions, Acquisition Partnership investments, capital investments, and working capital:

  $225.0 Million Revolving Loan Facility—Bank of Scotland

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

  •
  Provides for a fluctuating interest rate equal to the highest of (i) one month London Interbank Offering Rate ("LIBOR") plus 1.0%; (ii) federal funds rate plus 0.5%; or (iii) Bank of Scotland's prime rate;

  •
  Limits loans that can be borrowed in Euros under the loan facility to $50.0 million;

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

  •
  Provides for a ratio of indebtedness to tangible net worth not to exceed 5.25 to 1.00 for the last day of each fiscal quarter;

  •
  Provides for a minimum tangible net worth of $50.0 million for the last day of each fiscal quarter;

  •
  Provides for a minimum ratio of cumulative current recovered and projected collections to cumulative original projected collections of 0.90 to 1.00;

  •
  Provides for a ratio of net cash flows (as defined) to total interest and fee expense of not less than 5.00 to 1.00 for the four fiscal quarters then ended; and

  •
  Provides for a cash conversion rate (as defined) of not less than 25% for the four fiscal quarters then ended.

        At December 31, 2008, the Company was in compliance with all material covenants or other requirements set forth in the credit agreement or other agreements with Bank of Scotland. As a result of an amendment to the credit agreement on March 30, 2009, as described below, the Company will be in compliance with the financial covenants related to tangible net worth and the ratio of indebtedness to tangible net worth and all other financial covenants with respect to the Company's financial statements to be delivered for the period ending December 31, 2008.

        On July 14, 2008, FirstCity and Bank of Scotland entered into an amendment to the $225.0 million revolving loan facility that added a "net cash flow" and "cash conversion" financial covenant to the loan facility that applies to FirstCity and all other members of the consolidated group. The additional covenants, which are included in the primary terms and key covenants outlined above, are applicable to the fiscal quarters ending September 30, 2008 and thereafter.

        On and effective December 12, 2008, FirstCity and Bank of Scotland entered into an amendment to the $225.0 million revolving loan facility to decrease the "indebtedness to tangible net worth" ratio requirement, decrease the "minimum tangible net worth" requirement, and revise the loan facility's interest rate. The additional covenants are included in the primary terms and key covenants outlined above. In addition, the amendment includes provisions that allow for additional modifications of the "indebtedness to tangible net worth" ratio requirement and the "minimum tangible net worth" requirement that are conditioned on the outcome of the Company's pending lawsuit related to Prudential Financial, Inc. (refer to Note 16 of the Company's 2008 Consolidated Financial Statements).

        On March 30, 2009, FirstCity and Bank of Scotland entered into an amendment to the $225.0 million revolving loan facility to amend the definitions of "indebtedness" and "tangible net worth" such that in the determination of "tangible net worth" and the computation of the ratio of "indebtedness to tangible net worth" for the fiscal quarters ending December 31, 2008 and thereafter, "tangible net worth" and "indebtedness" would be adjusted by deducting non-controlling interests (i.e. minority interests) in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity as will be provided under GAAP (pursuant to SFAS 160) for fiscal quarters ending after December 31, 2008.

        FirstCity has $32.1 million in Euro-denominated debt on the $225.0 million revolving loan facility with Bank of Scotland described above for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company expects that changes in the net investments being hedged will be off-set by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain

(loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was $2.6 million for the year ended December 31, 2008, ($2.4) million for 2007, and ($2.5) million for 2006.

  $100.0 Million Revolving Loan Facility—Bank of Scotland

        FH Partners LLC ("FH Partners"), an indirect wholly-owned affiliate of FirstCity, has a $100.0 million revolving loan facility with Bank of Scotland that provides financing for Portfolio and asset purchases by FH Partners. This revolving loan facility matures in November 2010, and is secured by all assets of FH Partners and a guaranty by FirstCity and certain of its wholly-owned subsidiaries. The primary terms and key covenants of this $100.0 million revolving loan facility, as amended, are as follows:

  •
  The maximum outstanding amount of loans that may be outstanding under the loan facility is $100.0 million;

  •
  Provides for a fluctuating interest rate equal to the highest of (i) one month LIBOR plus 1.0%; (ii) federal funds rate plus 0.5%; or (iii) Bank of Scotland's prime rate;

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

  •
  Provides for a ratio of net cash flows (as defined) to total interest and fee expense of not less than 7.00 to 1.00 for the four fiscal quarters then ended;

  •
  Provides for a cash conversion rate (as defined) of not less than 35% for the four fiscal quarters then ended; and

  •
  Provides that all other financial covenants will generally mirror the key covenants of the $225.0 million revolving loan facility that FirstCity has with Bank of Scotland (as described above).

        At December 31, 2008, the Company was in compliance with all material covenants or other requirements set forth in the credit agreement or other agreements with Bank of Scotland. As a result of an amendment to the credit agreement on March 30, 2009, as described below, the Company will be in compliance with the financial covenants related to tangible net worth and the ratio of indebtedness to tangible net worth and all other financial covenants with respect to the Company's financial statements to be delivered for the period ending December 31, 2008.

        On July 14, 2008, FH Partners and Bank of Scotland entered into an amendment to the $100.0 million revolving loan facility that added a "net cash flow" and "cash conversion" financial covenant to the loan facility that applies FH Partners. The additional covenants, which are included in the primary terms and key covenants outlined above, are applicable to the fiscal quarters ending September 30, 2008 and thereafter.

        On and effective December 12, 2008, FH Partners and Bank of Scotland entered into an amendment to the $100.0 million revolving loan facility to decrease the "indebtedness to tangible net worth" ratio requirement, decrease the "minimum tangible net worth" requirement, and revise the loan facility's interest rate. The additional covenants are included in the primary terms and key covenants outlined above. In addition, the amendment includes provisions that allow for additional modifications of the "indebtedness to tangible net worth" ratio requirement and the "minimum tangible net worth"

requirement that are conditioned on the outcome of the Company's pending lawsuit related to Prudential Financial, Inc. (refer to Note 16 of the Company's 2008 Consolidated Financial Statements).

        On March 30, 2009, FH Partners and Bank of Scotland entered into an amendment to the $100.0 million revolving loan facility to amend the definitions of "indebtedness" and "tangible net worth" such that in the determination of "tangible net worth" and the computation of the ratio of "indebtedness to tangible net worth" for the fiscal quarters ending December 31, 2008 and thereafter, "tangible net worth" and "indebtedness" would be adjusted by deducting non-controlling interests (i.e. minority interests) in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity as will be provided under GAAP (pursuant to SFAS 160) for fiscal quarters ending after December 31, 2008.

  $25.0 Million Subordinated Credit Agreement—BoS (USA)

        FirstCity has a $25.0 million subordinated credit agreement with BoS (USA) which may be used to finance equity investments in new ventures, equity investments made in connection with portfolio and asset purchases and loans made by FirstCity and its subsidiaries to acquisition entities, provide for the issuance of letters of credit, and for working capital loans. This credit facility matures in November 2010 and is guaranteed by substantially all of FirstCity's wholly-owned subsidiaries and secured by substantially all of the assets of FirstCity and its wholly-owned subsidiaries. The primary terms and key covenants of this $25.0 million loan facility, as amended, are as follows:

  •
  Allows loans to be made in maximum aggregate amount of $25.0 million during the term of the loan facility;

  •
  Provides for a fluctuating interest rate equal to the highest of (i) one month LIBOR plus 1.0%; (ii) federal funds rate plus 0.5%; or (iii) Bank of Scotland's prime rate;

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

  •
  Provides for inclusion in the borrowing base of loans made to the FirstCity Denver (majority-owned subsidiary of FirstCity) to be advanced for the purpose of investing in distressed debt, special loan originations, leveraged buyouts and other special opportunities and revised other terms and provisions of the facility to allow acquisition loans under the facility;

  •
  Provides for inclusion in the borrowing base of certain loans made by FirstCity subsidiaries to non-affiliated entities that are secured by real estate;

  •
  Provides for a ratio of indebtedness to tangible net worth not to exceed 5.25 to 1.00 for the last day of each fiscal quarter;

  •
  Provides for a minimum tangible net worth of $50.0 million for the last day of each fiscal quarter;

  •
  Provides for a minimum ratio of cumulative current recovered and projected collections to cumulative original projected collections of 0.90 to 1.00;

  •
  Provides for a ratio of net cash flows (as defined) to total interest and fee expense of not less than 5.00 to 1.00 for the four fiscal quarters then ended; and

  •
  Provides for a cash conversion rate (as defined) of not less than 25% for the four fiscal quarters then ended.

        At December 31, 2008, the Company was in compliance with all material covenants or other requirements set forth in the credit agreement or other agreements with BoS (USA). As a result of an amendment to the credit agreement on March 30, 2009, as described below, the Company will be in compliance with the financial covenants related to tangible net worth and the ratio of indebtedness to tangible net worth and all other financial covenants with respect to the Company's financial statements to be delivered for the period ending December 31, 2008.

        On July 14, 2008, FirstCity and BoS (USA) entered into an amendment to the $25.0 million subordinated credit agreement that added a "net cash flow" and "cash conversion" financial covenant to the credit facility that applies to FirstCity and all other members of the consolidated group. The additional covenants, which are included in the primary terms and key covenants outlined above, are applicable to the fiscal quarters ending September 30, 2008 and thereafter.

        On and effective December 12, 2008, FirstCity and BoS (USA) entered into an amendment to the $25.0 million subordinated credit agreement to decrease the "indebtedness to tangible net worth" ratio requirement, decrease the "minimum tangible net worth" requirement, and revise the credit facility's interest rate. The additional covenants are included in the primary terms and key covenants outlined above. In addition, the amendment includes provisions that allow for additional modifications of the "indebtedness to tangible net worth" ratio requirement and the "minimum tangible net worth" requirement that are conditioned on the outcome of the Company's pending lawsuit related to Prudential Financial, Inc. (refer to Note 16 of the Company's 2008 Consolidated Financial Statements).

        On March 30, 2009, FirstCity and BoS (USA) entered into an amendment to the $25.0 million subordinated credit agreement to amend the definitions of "indebtedness" and "tangible net worth" such that in the determination of "tangible net worth" and the computation of the ratio of "indebtedness to tangible net worth" for the fiscal quarters ending December 31, 2008 and thereafter, "tangible net worth" and "indebtedness" would be adjusted by deducting non-controlling interests (i.e. minority interests) in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity as will be provided under GAAP (pursuant to SFAS 160) for fiscal quarters ending after December 31, 2008.

        BoS (USA) has a warrant to purchase 425,000 shares of the Company's voting common stock at $2.3125 per share. BoS (USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares under certain specific situations to retain its ability to acquire approximately 4.86% of the Company's voting common stock. The warrant expires on August 31, 2010 if it is not exercised prior to that date.

  Banco Santander, S.A.

        FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, has a term note with Banco Santander, S.A. with an unpaid principal balance of 142,240,000 Mexican pesos at December 31, 2008, which was equivalent to $10.8 million U.S. dollars on that date. The loan proceeds are used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At December 31, 2008, FirstCity had a letter of credit in the amount of $12.6 million from Bank of Scotland under the terms of FirstCity's revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $12.6 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

  Wells Fargo Foothill, LLC

        At December 31, 2008, American Business Lending, Inc. ("ABL"), a majority-owned subsidiary of FirstCity, had a $40.0 million revolving loan facility with Wells Fargo Foothill, LLC ("WFF"), for the purpose of financing and acquiring SBA loans. The obligations under this facility are secured by substantially all of the assets of ABL. In connection with this loan facility, FirstCity provided WFF with an unconditional guaranty, up to a maximum of $5 million plus enforcement cost, of the obligations of ABL under the loan facility that relate to funds in the amount of $31.7 million advanced by WFF to ABL in connection with a SBA loan portfolio acquired by ABL in February 2007. This guaranty remains in effect until the obligations incurred in connection with the advance related to the acquisition of the portfolio of SBA loans are paid in full. The primary terms and key covenants of the $40.0 million revolving loan facility at December 31, 2008 are outlined below. As further discussed below, the maximum credit line and other terms of this loan facility were subsequently amended in February 2009.

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

  •
  Provides in the event of the termination of the facility by ABL for a prepayment fee of 1.0% of the maximum credit line if paid during the period beginning December 15, 2008 and ending December 13, 2009; and

  •
  Provides for a maturity date of December 14, 2009.

        The security agreement executed by ABL to secure the obligations under this credit facility grants a security interest to WFF in all of the assets of ABL, except the unguaranteed portions of certain SBA-guaranteed loans, certain other assets, and the Small Business Lending Corporation license. In addition, the loan facility contains certain defined financial covenants including a maximum ratio of debt to equity, minimum level of tangible net worth, minimum interest coverage ratios, and asset quality ratios related to the underlying loan collateral. At December 31, 2008, ABL was in compliance with all material covenants or other requirements set forth in the credit agreement or other agreements with WFF, except for two covenants related to loan losses and tangible net worth. At the end of each fiscal quarter, ABL's loan losses for the twelve-month period then ending should not exceed 2.0% of the average amount of non-guaranteed loans outstanding during the period (ABL's loan loss measure under this condition was 2.9% at December 31, 2008). In addition, at the end of each fiscal quarter, ABL is required to maintain, on a consolidated basis, tangible net worth of not less than $6.5 million (ABL's tangible net worth approximated $6.4 million at December 31, 2008). WFF has waived these requirements of the agreement as of and for the quarter ended December 31, 2008.

        In February 2009, ABL and WFF entered into an agreement to amend the $40.0 million revolving credit facility by reducing the maximum credit line to $25.0 million. In connection with this amendment, FirstCity will provide WFF with an unconditional guaranty for all of ABL's obligations up to a maximum of $5.0 million plus enforcement costs. The primary terms and key covenants of the $25.0 million revolving loan facility, as amended in February 2009, are as follows:

  •
  Allows advances in the maximum amount of $25.0 million to be made under the facility;

  •
  Provides for a borrowing base for originating loans by which (a) the sum of (1) up to one hundred percent (100%) of the net eligible SBA guaranteed loans originated by ABL, plus (2) up to eighty percent (80%) of the net eligible non-guaranteed loans originated by ABL that are real estate loans, plus (3) up to seventy percent (70%) of the non-guaranteed loans originated by ABL that are mixed collateral loans, exceeds (b) the sum of (1) any reserves for obligations of ABL related to the bank products, plus (2) the aggregate amount, if any, of loan reserves then established and outstanding, plus (3) the aggregate amount of any other reserves established by WFF;

  •
  Provides for a minimum tangible net worth requirement of $5,500,000 plus 100% of the sum of the positive amounts, if any, (but not any negative amounts), of net income for quarters ending March 31, 2009 and for each quarter thereafter;

  •
  Provides for a rate of interest equal to the greater of 3.625% or 90-day LIBOR plus 2.625%; and

  •
  Provides for a maturity date of January 31, 2010.

        Excluding the terms of the credit facilities for the non-consolidated Acquisition Partnerships, as of December 31, 2008, the Company and its consolidated subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $423.1 million and outstanding borrowings of $251.5 million.

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

  REVENUE RECOGNITION: PORTFOLIO ASSETS

        The Company invests in performing and non-performing commercial and consumer loans, real estate and certain other assets ("Portfolio Assets" or "Portfolios"), and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. The Portfolio Assets are generally non-homogeneous assets, including loans of varying qualities that are secured by diverse collateral types and real estate. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based on the cash flows of the business or the underlying collateral.

        On January 1, 2005, FirstCity adopted and began accounting for its acquisitions of loan portfolios with credit deterioration in accordance with the provisions of AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 addresses accounting differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in acquired loans if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires acquired loans with credit deterioration to be initially recorded at fair value and prohibits "carrying over" or the creation of valuation allowances in the initial accounting of acquired loans that are within the scope of SOP 03-3. Under SOP 03-3, the excess cash flows expected at acquisition over the loan portfolio's purchase price is recorded as interest income over the life of the portfolio.

        For Portfolio Assets comprised of loan pools acquired prior to January 1, 2005, the Company designated such Portfolios as non-performing or performing. The designations were made on the acquisition date of the Portfolio and do not subsequently change even though the actual performance of the underlying loans may change. The following is a description of the classifications and related accounting policies for the Company's various classes of Portfolio Assets:

  Loans Acquired Prior to 2005

        For Portfolio Assets acquired before January 1, 2005, the Company initially recorded the purchased assets at cost, and acquisition-date purchase discounts and loan loss allowances of the underlying assets were included as components of the cost and carrying value of the Portfolio Assets, as applicable. Income recognition for loans acquired prior to 2005 is based on management's initial designation of the purchased Portfolio Assets as non-performing or performing. Such designations were made on the acquisition date and do not subsequently change even though the actual performance of the Portfolio Assets may subsequently change. The following describes the Company's accounting policies for performing and non-performing Portfolio Assets acquired prior to 2005:

  Non-Performing Portfolio Assets Acquired Prior to 2005

        Non-performing Portfolio Assets acquired prior to 2005 consist primarily of distressed loans and loan-related assets (i.e. foreclosed loan collateral). Prior to January 1, 2005, Portfolio Assets were designated as non-performing if a majority of the loans in the Portfolio was significantly under-performing in accordance with the contractual terms of the underlying loan agreements at the date of acquisition. Income on non-performing Portfolio Assets is recognized only to the extent that collections exceed a pro-rata portion of allocated cost from the pool. Cost allocation is based on a proration of actual collections divided by total estimated collections of the pool. Interest income is not recognized separately on non-performing Portfolio Assets. All collection proceeds, of whatever type, are included in the determination of income recognition for these Portfolio Assets. The Company accounts for these non-performing Portfolio Assets on a pool basis.

  Performing Portfolio Assets Acquired Prior to 2005

        Performing Portfolio Assets acquired prior to 2005 consist primarily of Portfolios of consumer and commercial loans acquired at a discount from the aggregate contractual amounts of the borrowers' obligations. Portfolio Assets were designated by management as performing if substantially all of the loans in the Portfolio were being paid in accordance with the contractual terms of the underlying loan agreements at the date of acquisition. Performing Portfolio Assets are carried at the unpaid principal balance of the underlying loans, net of unamortized acquisition discounts and allowance for loan losses. Income on Portfolio Assets is recognized using the interest method, based on the Portfolio's internal rate of return ("IRR"), and acquisition discounts for the Portfolios as a whole are accreted as an adjustment to yield over the estimated life of the respective Portfolios. Income on performing Portfolio Assets is accrued monthly based on each loan pool's effective IRR. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio's remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Cash flows greater than the interest accrual will reduce the carrying value of the pool. Likewise, cash flows that are less than the accrual will increase the carrying balance. The IRR is estimated based on the timing and amount of anticipated cash flows using the Company's proprietary collection model. Gains are recognized on performing Portfolio Assets when sufficient funds are received to fully satisfy the obligation on loans included in the pool, either from collections received from the borrower or proceeds received from the sale of the loan. The gain recognized represents the difference between the proceeds received and the allocated carrying value of the individual loan in the pool. The Company accounts for these performing Portfolio Assets on a pool basis.

  Impairment of Loans Acquired Prior to 2005

        The Company evaluates and measures impairment for these performing and non-performing Portfolio Assets on a pool basis at least quarterly. Management's estimate of IRR as of January 1, 2005 is the basis for subsequent impairment testing for these Portfolio Assets acquired prior to 2005. If it is probable that a pool's cash flows estimated at acquisition plus any expected cash flow changes arising from changes in estimates after acquisition will not be collected, the carrying value of the pool will be reduced by establishing an allowance through provisions charged to operations to maintain the then-current IRR.

        A pool can become fully amortized (zero-basis carrying value on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as income when received. Additionally, the Company uses the cost-recovery method when timing and amount of collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no income is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above.

  Loans Acquired After 2004

        A substantial portion of the Company's loans acquired after 2004 have experienced deterioration of credit quality between origination and the Company's acquisition of the accounts. The amounts paid for the loans reflect the Company's determination the loans have experienced deterioration in credit quality since origination and that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans. At acquisition, the Company reviews the loan portfolio both by account and aggregate pool to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the account's contractual terms. The following describes the Company's accounting policies for non-performing and performing loan portfolios acquired after 2004.

  Loans With Credit Deterioration Acquired After 2004

        Commencing January 1, 2005, FirstCity adopted and began accounting for its acquisitions of loan portfolios with credit deterioration in accordance with the provisions of SOP 03-3. As permitted by SOP 03-3, the Company generally establishes static pools for purchased loan accounts that have common risk characteristics (primarily loan type and collateral). Each static pool is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established, individual accounts are generally not added to or removed from the pool (unless the Company sells, forecloses or writes-off the loan). At acquisition, FirstCity determines the excess of the loan pool's scheduled contractual payments over all cash flows expected to be collected as an amount that should not be accreted ("nonaccretable difference"). The excess of the portfolio's cash flows expected to be collected at acquisition over the initial investment in the portfolio ("accretable yield") is generally accreted into interest income over the remaining life of the portfolio. The discount (i.e. the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company does not expect to fully collect each static pool's contractual receivable balance. As a result, loan portfolios are generally recorded at cost (which approximates fair value) at the time of acquisition.

        In accordance with SOP 03-3, the Company accounts for its investments in SOP 03-3 loan portfolios using either the interest method or the cost-recovery method. Application of the interest method is dependent on management's ability to develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected. In the event the Company cannot develop or establish a reasonable expectation as to both the timing and amount of cash flows expected to be collected, SOP 03-3 permits the use of the cost-recovery method.

        Under the interest method, an effective interest rate, or internal rate of return ("IRR"), is applied to the cost basis of the pool. SOP 03-3 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of income or expense or on the balance sheet. SOP 03-3 initially freezes the IRR that is estimated when the loan accounts are purchased as the basis for subsequent impairment testing (performed at least quarterly). Significant increases in actual, or expected future cash flows, is used first to reverse any existing valuation allowance for that loan pool; and any remaining increase may be recognized prospectively through an upward adjustment of the IRR over the portfolio's remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing and income recognition. Under SOP 03-3, subsequent decreases in projected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the pool (to maintain the then-current IRR), and are reflected in the consolidated statements of operations through provisions charged to operations, with a corresponding valuation allowance off-setting the loan portfolio in the consolidated balance sheets. FirstCity establishes valuation allowances for loan portfolios acquired with credit deterioration to reflect only those losses incurred after acquisition—that is, the cash flows expected at acquisition that are not expected to be collected. Income from loan portfolios accounted for under the interest method is accrued based on each pool's IRR applied to each pool's adjusted cost basis. Gross collections in excess of the interest accrual and impairments will reduce the carrying value of the static pool, while gross collections less than the interest accrual will increase the carrying value. The IRR is estimated based on the timing and amount of anticipated cash flows using the Company's proprietary collection models. A pool can become fully amortized (zero-basis carrying balance on the balance sheet) while still generating cash collections. In this case, cash collections are recognized as income when received.

        If the amount and timing of future cash collections on a loan pool are not reasonably estimable, the Company accounts for such portfolios on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the portfolio, or until such time the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the portfolio's carrying value, and if so, recognizes impairment through provisions charged to operations. At December 31, 2008 and 2007, the carrying value of SOP 03-3 loan pools accounted for under the cost-recovery method approximated $20.7 million and $1.4 million, respectively.

  Loans Without Credit Deterioration Acquired After 2004

        Loans acquired without evidence of credit deterioration at acquisition for which FirstCity has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance net of unamortized purchase discounts or premiums. Differences between the initial investment and the related loan's principal amount at the purchase date are recognized as an adjustment of interest income over the life of the loan. Income on the loans is recognized under the interest method. Interest accrual generally ceases when payments become 90 days contractually past due. A loan is impaired when based on current information and events it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is determined to be impaired, management establishes an allowance for loan losses through a provision charged to operations. At least quarterly, management evaluates the need for an allowance on an individual-loan basis by considering information about specific borrower situations, estimated collateral values, general economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loans are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

  LOANS RECEIVABLE

        Loans receivable consist of loans made to affiliated entities (including Acquisition Partnerships) and non-affiliated entities, and purchased and originated U.S. Small Business Administration ("SBA") loans. The repayment of the loans is generally dependent upon future cash flows of the borrowers, future cash flows of the underlying collateral, and distributions made from affiliated entities. Interest is accrued when earned in accordance with the contractual terms of the loans. Loan origination fees and costs, as well as purchase premiums and discounts, are amortized as level-yield adjustments over the respective loan terms. Unamortized net fees, premiums or discounts are recognized upon early repayment or sale of the loans.

        The Company evaluates loans receivable for impairment on an individual-loan basis at least quarterly by reviewing the collectibility of the loans in light of various factors, as applicable, such as estimated future cash receipts of the borrower or underlying collateral, historical experience, estimated value of underlying collateral, prevailing economic conditions, and industry concentrations. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A loan is considered impaired if it is probable that the Company will not ultimately collect all principal or interest amounts contractually due. Loans that experience insignificant payment shortfalls generally are not classified as impaired. When a loan is determined to be impaired, the Company generally ceases to accrue interest on the note and unpaid interest is reversed against interest income. When ultimate collectibility of the impaired note is in doubt, all collections are generally applied to reduce the principal amount of such notes until the principal has been recovered, and collections thereafter are recognized as interest income. Impairment losses are charged against an allowance account through provisions charged to operations in the period impairment is identified. Loans are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

  DEFERRED TAX ASSET

        We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

        Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS 109") requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish a valuation allowance against deferred tax assets is assessed periodically based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

        During the fiscal year ended December 31, 2008, we established a full valuation allowance to reduce the deferred tax assets to $0. The valuation allowance was established due to the lack of objectively verifiable evidence regarding the realization of these assets in the foreseeable future. Our analysis of the need for a valuation allowance recognizes that effective in the fourth quarter of 2008 we have incurred a three year cumulative loss and also considered the general decline in global economic conditions over the past year, which dramatically weakened in the fourth quarter of 2008, causing a significant increase in our pre-tax loss due primarily to significantly higher impairments of certain loan and real estate portfolios.

        Regardless of the deferred tax valuation allowance established in 2008, the Company continues to retain net operating loss carryforwards for federal income tax purposes of approximately $224 million available to off-set future federal taxable income, if any, through the year 2027. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance.

        We believe that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results, including further market deterioration, may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Changes that are not anticipated in our current estimates could have a material period-to-period impact on our financial position or results of operations (see "Item 1A. Risk Factors" of this Annual Report on Form 10-K).

  ESTIMATES OF CASH RECEIPTS ON PORTFOLIO ASSETS

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

  CONSOLIDATION POLICY

        The Company's consolidated financial statements include the accounts of FirstCity, its wholly-owned and majority-owned subsidiaries, and certain variable interest entities. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior-year financial statements have been reclassified to conform to the current year presentation. These reclassifications are not significant and have no impact on net income (loss), total assets or stockholders' equity.

        In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), Consolidation of Variable Interest Entities ("FIN 46R"), the Company consolidates any variable interest entities ("VIE") of which it is the primary beneficiary. In general, a VIE is an entity (1) that has total equity at risk that is not sufficient to finance its principal activities without additional subordinated financial support from other entities; (2) where the group of equity owners does not have the ability to make significant decisions about the entity's activities; (3) where the group of equity owners does not have the obligation to absorb losses or the right to receive residual returns generated by its operations, or both; or (4) where the voting rights of some investors are not proportional to their obligations to absorb the losses or the right to receive residual returns of the entity, or both, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. If any of these characteristics is present, the entity is subject to a variable interests consolidation analysis, and consolidation is based on variable interests, and not solely on ownership of the entity's outstanding voting stock. Variable interests are generally defined as contractual, ownership or other economic interests in an entity that change with fluctuations in the entity's net asset value. The primary beneficiary consolidates the VIE; the primary beneficiary is the enterprise that absorbs a majority of expected losses or receives a majority of residual returns (if the losses or returns occur), or both. The Company also consolidates entities not deemed to be VIEs in which it holds, directly or indirectly, more than 50% of the voting interests or where it exercises control in accordance with ARB No. 51, Consolidated Financial Statements.

        The Company does not consolidate equity investments in 20% to 50% owned Acquisition Partnerships or other entities that are not VIEs where the Company owns less than a majority (controlling) interest, or equity investments in 20% to 50% owned Acquisition Partnerships or other entities that are VIEs where the Company is not the primary beneficiary. Rather, such investments are accounted for under the equity method of accounting since the Company has the ability to exercise significant influence over the investees' operating and financial policies. The Company also accounts for non-consolidated equity investments in less than 20% owned affiliates (mainly Acquisition Partnerships) under the equity method of accounting. FirstCity has the ability to exercise significant influence over the operating and financial policies of these entities, despite its comparatively smaller ownership percentage, due primarily to its active participation in the policy-making process as well as its involvement in the daily management activities. These entities are formed to share in the risks and rewards in developing new markets as well as to pool resources.

        Distributions of cash flow from the Acquisition Partnerships are a function of the terms and covenants of the loan agreements related to the secured borrowings of the Acquisition Partnerships. Generally, the terms of the underlying loan agreements permit some distribution of cash flow to the equity partners so long as loan-to-cost and loan-to-value relationships are in compliance with the terms and covenants of the applicable loan agreement. Once the secured borrowings of the Acquisition Partnerships are fully paid, all cash flow in excess of operating expenses is available for distribution to the equity partners.

        Equity earnings in most of the foreign Acquisition Partnerships are recorded on a one-month lag due to the timing of FirstCity's receipt of those financial statements.

Contractual Obligations and Commercial Commitments

        The following tables present contractual cash obligations and commercial commitments of the Company as of December 31, 2008. See Notes 7, 13 and 16 of the of the Company's 2008 Consolidated Financial Statements.

	Payment Due by Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
	(Dollars in thousands)
Notes payable secured by Portfolio Assets, loans receivable and equity in Acquisition Partnerships	$250,634	$10,766	$223,654	$—	16,214
Unsecured notes	913	116	39	653	105
Operating leases	2,725	771	1,060	682	212

	$254,272	$11,653	$224,753	$1,335	$16,531

Amount of Commitment Expiration Period
	Unfunded Commitments	Less than One Year	One to Three Years	Four to Five Years	After Five Years
(Dollars in thousands)
Commercial Commitments	$—	$—	$—	$—	$—

Effect of Newly Issued Accounting Standards

        In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FSP FAS 142-3, but does not expect the adoption of the provisions of FSP FAS 142-3 to have a material effect on the Company's financial condition and results of operations.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. SFAS 161 will be effective for the Company's interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. SFAS 161 expands the disclosure requirements for derivatives and hedged items and has no impact on the Company's accounting for any such instruments. The Company is currently evaluating the impact of adopting SFAS 161, but does not expect the adoption of the provisions of SFAS 161 to have a material effect on the Company's financial condition and results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141R"). SFAS 141R establishes principle and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable user of the financial statements to evaluate the nature and financial impact of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company will apply the provisions for business combinations completed after December 31, 2008. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions that the Company consummates after the effective date.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 ("SFAS 160"), which defines non-controlling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated balance sheet within equity, but separate from the parent's equity. The amount of consolidated net income attributable to the parent and to any non-controlling interest must be clearly presented on the face of the consolidated statement of operations. Changes in the parent's ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions with no re-measurement to fair value. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be remeasured at fair value on the date control is lost, with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt the provisions of SFAS 160 in the first quarter of 2009. The Company does not expect the adoption of the provisions of SFAS 160 to have a material effect on the Company's financial condition and results of operations.

        In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 provides entities an opportunity to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 is optional and, if adopted, would be effective for the Company's 2008 fiscal year. The Company elected not to adopt SFAS 159 and, as a result, SFAS 159 did not impact the Company's financial condition or results of operations.

Effects of Newly Adopted Accounting Standards

        In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 ("FSP EITF 99-20-1"), which eliminates the requirement that the holder's best estimate of cash flows be based upon those that a "market participant" would use. FSP EITF 99-20-1 was amended to require recognition of other-than-temporary impairment when it is "probable" that there has been an adverse change in the holder's best estimate of cash flows from the cash flows previously projected. This amendment aligns the impairment guidance under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, with the guidance in SFAS 115. FSP EITF 99-20-1 retains and re-emphasizes the other-than-temporary impairment guidance and disclosures in pre-existing GAAP and SEC requirements. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. FSP EITF 99-20-1 did not have a material impact on the Company's financial condition or results of operations.

        In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46R-8"), which requires expanded disclosures for transfers of financial assets and involvement with variable interest entities ("VIEs"). Under this guidance, the disclosure objectives related to transfers of financial assets now include providing information on (i) a company's continued

involvement with financial assets transferred in a securitization or asset backed financing arrangement, (ii) the nature of restrictions on assets held by a company that relate to transferred financial assets, and (iii) the impact on financial results of continued involvement with assets sold and assets transferred in secured borrowing arrangements. VIE disclosure objectives now include providing information on (i) significant judgments and assumptions used by a company to determine the consolidation or disclosure of a VIE, (ii) the nature of restrictions related to the assets of a consolidated VIE, (iii) the nature of risks related to a company's involvement with the VIE, and (iv) the impact on financial results related to the company's involvement with the VIE. Certain disclosures are also required where a company is a non-transferor sponsor or servicer of a QSPE. FSP FAS 140-4 and FIN 46R-8 is effective for the first reporting period ending after December 15, 2008. Since the FSP only requires certain additional disclosures, it did not affect the Company's consolidated financial position or results of operations.

        Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS 157 did not impact our financial condition and results of operations at the date of adoption.

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

        In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP FAS 157-3"). FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements under SFAS 157, and clarifies the application of SFAS 157 in a market that is not active. FSP FAS 157-3 states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management's judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. FSP FAS 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, we adopted FSP FAS 157-3 prospectively, beginning July 1, 2008. The adoption of FSP FAS 157-3 did not have a material impact on the Company's financial results or fair value determinations.

        Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the financial statement recognition and disclosure requirements for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and derecognition of tax positions taken or expected to be taken in a tax return. Furthermore, FIN 48 provides related guidance on measurement, classification, interest and penalties, and disclosure. The adoption of FIN 48 did not have a significant impact on the Company's financial condition and results of operations.

        Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 ("SFAS 156"). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable, and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. The Company elected to measure the servicing assets, subsequent to the date of sale, by using the amortization method which amortizes servicing assets in proportion to and over the period of estimated net servicing income and assesses servicing assets for impairment based on fair value at each reporting date. The adoption of SFAS 156 by the Company on January 1, 2007 did not have a significant impact on the Company's financial condition or results of operations.

        On December 31, 2006, the Company adopted SEC Staff Accounting Bulletin Topic 1N, Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be evaluated when determining the materiality of misstatements in the current year financial statements and it also addresses how to correct material misstatements. The Company's adoption of SAB 108 resulted in an adjustment to opening retained earnings for the year ended December 31, 2006 by approximately $327,000, all of which relates to the Company's investments in certain Acquisition Partnerships accounted for under the equity method of accounting. Approximately $152,000 reflects a correction to write-off cumulative translation adjustments related to certain foreign investments during the periods 2002 through 2005, and approximately $106,000 reflects a correction in a Partnership's accounting for property taxes in 2005. The remaining $69,000 reflects the Company's 2005 correction of accounting for equity earnings on a pro-rata basis recorded in an acquired investment subsequent to the acquisition date. The Company reviewed the annual amount of reduced equity earnings incurred in prior periods for these corrections and considered the effects to be immaterial to prior periods both individually and in the aggregate.

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

        SBA loans receivable were $19.3 million at December 31, 2008, of which $4.9 million were related to the guaranteed portion of these loans. The guaranteed portion is backed by the full faith and credit of the U.S. Small Business Administration, and is generally sold into the secondary market. Virtually all of the SBA loans have variable interest rates. Assuming that the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate change in interest rates would have a minimal effect on interest income from SBA loans for 2008. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

        FirstCity had $251.5 million in debt outstanding at December 31, 2008. The Company is exposed to interest rate risk primarily through its variable rate debt, which totaled $234.6 million or 93% of the Company's total debt. A 50 basis point change in interest rates would increase or decrease FirstCity's annual interest expense by approximately $1.2 million annually.

Foreign Currency Risk

        The Company currently has loans and equity investments in Europe, Latin America (i.e. Mexico, Argentina, Dominican Republic, Brazil and Chile) and Canada.

        In Europe and in Mexico, the Company's investments are primarily in the form of equity and represent a significant portion of the Company's total equity investments. As previously discussed, the revolving acquisition facility with Bank of Scotland for $225 million allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $50 million U.S. dollars. At December 31, 2008, the Company had $32.1 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In November 2006, the Company entered into a loan agreement with Banco Santander, S.A. that allows loans to be made in Mexican pesos. At December 31, 2008, the Company had 142,240,000 in Mexican peso-denominated debt, which was equivalent to $10.8 million U.S. dollars. Management of the Company feels that these loan agreements will help reduce the risk of adverse effects of currency changes on these investments.

        A sharp change in the foreign currencies related to the investments in Europe, and Latin America relative to the U.S. dollar could materially adversely affect the financial position and results of operations of the Company. A 5% and 10% incremental depreciation of these currencies would result in an estimated decline in the valuation of the Company's foreign investments and are indicated in the following table. These amounts are estimates; consequently, these amounts are not necessarily indicative of the actual effect of such changes with respect to the Company's consolidated financial position or results of operations.

		One U.S. dollar equals	Estimated decline in valuation of investments resulting from incremental depreciation of foreign currency of (dollars in thousands)
			5%	10%
Europe	EUR	0.71	$1,774	$3,397
Mexico	MXN	13.54	$2,314	$4,477
Chile	CLP	648.00	$151	$289
Brazil	BRL	2.36	$25	$47
Argentina	ARS	3.46	$37	$72

Item 8.    Financial Statements and Supplementary Data.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$19,103	$23,037
Restricted cash	1,217	509
Portfolio Assets:
Loan portfolios, net	121,137	107,169
Real estate held for sale	17,484	14,832
Real estate held for investment, net	9,592	—

Total Portfolio Assets	148,213	122,001
Loans receivable:
Loans receivable—affiliates	27,080	5,447
Loans receivable—SBA held for sale	4,901	133
Loans receivable—SBA held for investment, net	14,405	14,234
Loans receivable—other	13,533	5,995

Total loans receivable	59,919	25,809
Investment security available for sale, net	5,251	—
Equity investments	72,987	87,622
Deferred tax asset, net	—	20,101
Service fees receivable ($553 and $785 from affiliates, respectively)	626	842
Servicing assets—SBA loans	722	843
Other assets, net	20,899	17,355

Total Assets	$328,937	$298,119

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Notes payable to banks	$242,889	$177,329
Note payable to affiliate	8,658	—
Minority interest	15,609	3,209
Other liabilities	11,515	10,758

Total Liabilities	278,671	191,296
Commitments and contingencies (Note 14)
Stockholders' equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; shares issued: 11,331,937 and 11,326,937, respectively; shares outstanding: 9,831,937 and 10,746,437, respectively)	113	113
Treasury stock, at cost: 1,500,000 shares and 580,500 shares, respectively	(10,923)	(5,978)
Paid in capital	101,875	101,240
Retained earnings (accumulated deficit)	(37,073)	9,602
Accumulated other comprehensive income (loss)	(3,726)	1,846

Total Stockholders' Equity	50,266	106,823

Total Liabilities and Stockholders' Equity	$328,937	$298,119

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year ended December 31,
	2008	2007	2006
Revenues:
Servicing fees ($9,923, $9,679 and $12,635 from affiliates, respectively)	$10,813	$10,390	$12,906
Income from Portfolio Assets	20,779	22,754	10,987
Gain on sale of SBA loans held for sale, net	227	723	—
Interest income from SBA loans	1,606	2,140	—
Interest income from loans receivable—affiliates	2,481	560	1,498
Interest income from loans receivable—other	1,766	3,822	576
Revenue from railroad operations	2,542	982	—
Other income	4,982	2,285	2,420

Total revenues	45,196	43,656	28,387

Expenses:
Interest and fees on notes payable to banks	15,432	18,060	8,289
Interest and fees on notes payable to affiliate	816	—	22
Salaries and benefits	20,935	16,932	14,831
Provision for loan and impairment losses	17,755	2,061	271
Asset-level expenses	5,632	3,507	1,296
Occupancy, data processing and other	11,566	11,282	7,940

Total expenses	72,136	51,842	32,649
Equity in earnings of investments	228	10,944	11,756
Gain on sale of subsidiaries and interest in equity investments	—	207	2,459

Earnings (loss) from continuing operations before income taxes and minority interest	(26,712)	2,965	9,953
Income tax expense	(20,204)	(781)	(173)
Minority interest	241	1	97

Earnings (loss) from continuing operations	(46,675)	2,185	9,877
Discontinued operations
Loss from discontinued operations	—	—	(75)

Net earnings (loss)	$(46,675)	$2,185	$9,802

Basic earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations	$(4.55)	$0.20	$0.89
Discontinued operations	$—	$—	$(0.01)
Net earnings (loss) to common stockholders	$(4.55)	$0.20	$0.88
Weighted average common shares outstanding	10,258	10,786	11,125
Diluted earnings (loss) per common share are as follows:
Earnings (loss) from continuing operations	$(4.55)	$0.19	$0.84
Discontinued operations	$—	$—	$(0.01)
Net earnings (loss) to common stockholders	$(4.55)	$0.19	$0.83
Weighted average common shares outstanding	10,258	11,392	11,759

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Common Stock		Treasury Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
					Paid in Capital			Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2005	11,307,187	$113	—	$—	$99,843	$(2,058)	$1,013	$98,911
Cumulative effect of adjustments resulting from the adoption of SAB No. 108	—	—	—	—	—	(327)	—	(327)
Exercise of common stock options	9,750	—	—	—	68	—	—	68
Repurchase of common stock	—	—	530,300	(5,571)	—	—	—	(5,571)
Additional paid in capital arising from stock option compensation expense	—	—	—	—	651	—	—	651
Comprehensive income:
Net earnings for 2006	—	—	—	—	—	9,802	—	9,802
Translation adjustments	—	—	—	—	—	—	359	359

Total comprehensive income								10,161

Balances, December 31, 2006	11,316,937	113	530,300	(5,571)	100,562	7,417	1,372	103,893
Exercise of common stock options	10,000	—	—	—	35	—	—	35
Repurchase of common stock	—	—	50,200	(407)	—	—	—	(407)
Additional paid in capital arising from stock option compensation expense	—	—	—	—	643	—	—	643
Comprehensive income:
Net earnings for 2007	—	—	—	—	—	2,185	—	2,185
Translation adjustments	—	—	—	—	—	—	474	474

Total comprehensive income								2,659

Balances, December 31, 2007	11,326,937	113	580,500	(5,978)	101,240	9,602	1,846	106,823
Exercise of common stock options	5,000	—	—	—	12	—	—	12
Repurchase of common stock	—	—	919,500	(4,945)	—	—	—	(4,945)
Additional paid in capital arising from stock option compensation expense	—	—	—	—	623	—	—	623
Comprehensive income (loss):
Net loss for 2008	—	—	—	—	—	(46,675)	—	(46,675)
Change in net unrealized gain on security available for sale	—	—	—	—	—	—	40	40
Translation adjustments	—	—	—	—	—	—	(5,612)	(5,612)

Total comprehensive loss								(52,247)

Balances, December 31, 2008	11,331,937	$113	1,500,000	$(10,923)	$101,875	$(37,073)	$(3,726)	$50,266

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(46,675)	$2,185	$9,802
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Net loss from discontinued operations	—	—	75
Purchase of SBA loans held for sale	—	(18,355)	—
Net principal payments (advances) on SBA loans held for sale	(9,616)	(6)	—
Proceeds from the sale of SBA loans held for sale, net	5,310	18,711	—
Purchases of Portfolio Assets	(78,516)	(77,188)	(96,493)
Proceeds applied to principal on Portfolio Assets	63,036	85,264	48,167
Income from Portfolio Assets	(20,779)	(22,754)	(10,987)
Capitalized interest and costs on Portfolio Assets and loans receivable	(981)	(1,120)	(667)
Provision for loan and impairment losses	17,755	2,061	271
Foreign currency transaction (gains) losses, net	(46)	(984)	(935)
Equity in earnings of investments	(228)	(10,944)	(11,756)
Gain on sale of SBA loans held for sale, net	(227)	(723)	—
Gain on sale of subsidiaries and equity investments	—	(207)	(2,459)
Depreciation and amortization	3,626	2,918	1,734
Net premium amortization of loans receivable	(293)	(528)	—
Stock-based compensation expense related to stock options	623	643	651
Increase in restricted cash	(708)	(509)	—
Decrease in service fees receivable	216	86	175
Increase in other assets	(3,149)	(1,212)	(679)
Change in debt imputed value	—	—	(293)
Decrease in deferred tax benefit	20,101	—	—
Increase in other liabilities	1,362	6,013	96

Net cash used in operating activities	(49,189)	(16,649)	(63,298)

Cash flows from investing activities:
Purchases of property and equipment, net	(1,595)	(1,161)	(598)
Proceeds from sale of subsidiaries and equity investments	—	726	9,433
Cash paid for business combination, net of cash acquired	(300)	(5,629)	—
Net principal collections (advances) on loans receivable	(29,592)	19,004	(28,672)
Purchases of SBA loans held for investment	—	(17,407)	—
Net principal collections (advances) on SBA loans held for investment	(215)	3,609	—
Purchase of investment security available for sale	(6,500)	—	—
Proceeds from investment security available for sale	1,289	—	—
Contributions to Acquisition Partnerships and Servicing and Operating Entities	(3,102)	(26,121)	(72,522)
Distributions from Acquisition Partnerships and Servicing and Operating Entities	21,580	66,500	72,736

Net cash provided by (used in) investing activities	(18,435)	39,521	(19,623)

Cash flows from financing activities:
Borrowings under note payable to affiliate	10,779	—	—
Borrowings under notes payable to banks	153,653	168,721	219,922
Principal payments of notes payable to affiliates	—	—	(312)
Principal payments of notes payable to banks, net	(92,506)	(183,961)	(123,863)
Payments of debt issuance costs and loan fees	(2,227)	(2,859)	(1,723)
Repurchase of common stock	(4,945)	(407)	(5,571)
Proceeds from issuance of common stock	12	35	68

Net cash provided by (used in) financing activities	64,766	(18,471)	88,521

Effect of exchange rate changes on cash and cash equivalents	(1,076)	194	(9)

Net cash provided by (used in) continuing operations	(3,934)	4,595	5,591
Cash flows from discontinued operations:
Net cash used in operating activities	—	(30)	(20)

Net cash used in discontinued operations	—	(30)	(20)

Net increase (decrease) in cash and cash equivalents	(3,934)	4,565	5,571
Cash and cash equivalents, beginning of period	23,037	18,472	12,901

Cash and cash equivalents, end of period	$19,103	$23,037	$18,472

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$12,916	$15,423	$6,878
Income taxes, net of refunds received	$74	$398	$128

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies

  (a)    Description of Business

        FirstCity Financial Corporation (the "Company" or "FirstCity") is a financial services company with offices in the United States and Mexico, and a presence in France, Germany, Brazil, Argentina and Chile. The Company began operating in the financial services business in 1986 as an acquirer of distressed assets from the Federal Deposit Insurance Corporation and the Resolution Trust Corporation. From its original office in Waco, Texas, with a staff of four professionals, the Company's asset acquisition and resolution business expanded to become a significant participant in an industry fueled by challenges experienced in the financial services sector throughout the world. FirstCity became a publicly-held institution in July 1995 by the merger of J-Hawk Corporation and First City Bancorporation of Texas, Inc. (the "Merger").

        At December 31, 2008, the Company was engaged in two major business segments—Portfolio Asset Acquisition and Resolution and Special Situations Platform. The Portfolio Asset Acquisition and Resolution business has been the Company's core business operation since commencing operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing commercial and consumer loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), generally at a discount to their legal principal balances or appraised values, and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. FirstCity acquires the Portfolio Assets for its own account or through investment entities formed with one or more other co-investors (each such entity, an "Acquisition Partnership"). The Company engages in its Special Situations Platform business through its majority ownership interest in FirstCity Denver Investment Corp. ("FirstCity Denver")—which was formed in April 2007. Through its Special Situations Platform, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments, common equity warrants, distressed debt transactions, and buyouts. Refer to Note 8 for additional information on the Company's major business segments.

  (b)    Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates that are particularly susceptible to significant change in the near-term relate to the estimation of future collections on Portfolio Assets used in the calculation of income from Portfolio Assets; valuation of the deferred tax asset and assumptions used in the calculation of income taxes; valuation of servicing assets, investment securities, loans receivable (including loans receivable held in securitization trusts), and real estate; guarantee obligations; indemnifications; and legal contingencies. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile financial, real estate and foreign currency markets, and declines in business and consumer spending have combined to

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

  (c)    Basis of Presentation and Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of FirstCity, its wholly-owned and majority-owned subsidiaries, and certain variable interest entities (collectively, "FirstCity" or "the Company"). All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior-year financial statements have been reclassified to conform to the current year presentation. These reclassifications are not significant and have no impact on net income (loss), total assets or stockholders' equity.

        In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), Consolidation of Variable Interest Entities ("FIN 46R"), the Company consolidates any variable interest entities ("VIE") of which it is the primary beneficiary. In general, a VIE is an entity (1) that has total equity at risk that is not sufficient to finance its principal activities without additional subordinated financial support from other entities; (2) where the group of equity owners does not have the ability to make significant decisions about the entity's activities; (3) where the group of equity owners does not have the obligation to absorb losses or the right to receive residual returns generated by its operations, or both; or (4) where the voting rights of some investors are not proportional to their obligations to absorb the losses or the right to receive residual returns of the entity, or both, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. If any of these characteristics is present, the entity is subject to a variable interests consolidation analysis, and consolidation is based on variable interests, and not solely on ownership of the entity's outstanding voting stock. Variable interests are generally defined as contractual, ownership or other economic interests in an entity that change with fluctuations in the entity's net asset value. The primary beneficiary consolidates the VIE; the primary beneficiary is the enterprise that absorbs a majority of expected losses or receives a majority of residual returns (if the losses or returns occur), or both. The Company also consolidates entities not deemed to be VIEs in which it holds, directly or indirectly, more than 50% of the voting interests or where it exercises control in accordance with ARB No. 51, Consolidated Financial Statements. Refer to Note 14 for further information regarding the Company's investments in VIEs.

        The Company does not consolidate equity investments in 20% to 50% owned entities that are not VIEs where the Company owns less than a majority (controlling) interest, or equity investments in 20% to 50% owned entities that are VIEs where the Company is not the primary beneficiary. Rather, such investments are accounted for under the equity method of accounting since the Company has the ability to exercise significant influence over the investees' operating and financial policies. The following

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

is a schedule of the 20% to 50% owned equity investments held and accounted for under the equity method of accounting at December 31, 2008:

Affiliate	Percentage Ownership
CRY Limited	20.00%
CTY Limited	20.00%
UHR Limited	20.00%
WOX Limited	20.00%
Capital Recovery (Brazil), LLC	20.00%
FG Portfolio Limited	22.50%
SAI Societe Auxiliaire Immobiliere	22.50%
WOD Limited	22.50%
WOL Limited	22.50%
BIDMEX 6, LLC	22.56%
NEVVS Limited	25.00%
HMCS-GEN Limited	30.00%
HMCS-SIG Limited	30.00%
CVI GVF (Lux) Securitisation S.a.r.l. acting in the name and on behalf of its Compartment, "Sprockhövel"	30.00%
CVI GVF (Lux) Securitisation S.a.r.l. acting in the name and on behalf of its Compartment, "Marktheidenfeld"	30.00%
CVI GVF Luxembourg Thirteen S.a.r.l.	30.00%
CVI GVF (Lux) Securitisation S.a.r.l. acting in the name and on behalf of its Compartment, "Voreifel"	32.00%
HMCS-ECK Limited	32.00%
EHCTY Limited	33.00%
MinnTex Investment Partners LP	33.00%
Brazos River Partnership One, LP	33.33%
CAPP Resources, LLC	39.50%
First B Realty, LP	49.00%
WAMCO XX, Ltd	49.00%
WAMCO XXIV, Ltd	49.00%
WAMCO 30, Ltd	49.47%
Teton Buildings, LLC	49.00%
FirstVal 1, Ltd	49.50%
WAMCO 32, Ltd	49.50%
FCS Creamer, Ltd	49.75%
FCS Wildhorse, Ltd	49.75%
FCS Wood, Ltd	49.75%

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

Affiliate	Percentage Ownership
Servicios Integrales de Cobranza SA	50.00%
Calibat Fund, LLC	50.00%
FCS Creamer GP Corp	50.00%
FCS Wildhorse GP Corp	50.00%
FCS Wood GP Corp	50.00%
FirstVal 1 GP Corp	50.00%
Inversiones Crediticias SA	50.00%
MinnTex GP Corp	50.00%
WAMCO XX of Texas, Inc	50.00%
WAMCO XXIV of Texas, Inc	50.00%
WAMCO XXVII of Texas, Inc	50.00%
WAMCO 30 of Texas, Inc	50.00%
WAMCO 32 of Texas, Inc	50.00%

        Non-consolidated equity investments in less than 20% owned affiliates are also accounted for under the equity method of accounting. FirstCity has the ability to exercise significant influence over the operating and financial policies of these entities, despite its comparatively smaller ownership percentage, due primarily to its active participation in the policy-making process as well as its involvement in the daily management activities. These entities are formed to share in the risks and rewards in developing new markets as well as to pool resources. The following is a schedule of the less than 20% owned equity investments held and accounted for under the equity method of accounting at December 31, 2008:

Affiliate	Percentage Ownership
TB 1 Private Financial Trust	2.09%
WAMCO XXVII, Ltd	4.07%
BMX Holding II, LLC	8.00%
Renova Financial Trust	10.00%
TR I Private Financial Trust	10.00%
WHBE Limited	10.00%
El Consorcio Recovery FirstCity BNV, SA	11.09%
MCS et Associes, SA	11.89%
Fondo de Inversion Privado NPL Fund Two	13.00%
Bidmex Holding, LLC	15.00%
Bidmex Holding II, LLC	15.00%
HMCS Investment GmbH	16.30%
ResMex, LLC	19.45%

        Equity earnings in the Company's unconsolidated foreign equity investments, with the exception of MCS et Associes, SA and HMCS Investment GmbH, are recorded on a one-month delay due to the timing of FirstCity's receipt of those financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

        The Company has loans receivable from certain Acquisition Partnerships—see Note 5. In situations where the Company is not required to advance additional funds to the Acquisition Partnership and previous losses have reduced the equity investment to zero, the Company continues to report its share of equity method losses in its consolidated statements of operations to the extent of and as an adjustment to the adjusted basis of the related loan receivable in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee ("EITF 98-13").

  (d)    Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company maintains cash balances in various depository institutions that periodically exceed federally insured limits. Management periodically evaluates the creditworthiness of such institutions.

  (e)    Restricted Cash

        Restricted cash includes monies due on loan-related remittances received by the Company and due to third parties.

  (f)    Portfolio Assets

        The Company invests in performing and non-performing commercial and consumer loans, real estate and certain other assets ("Portfolio Assets" or "Portfolios"), and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. The Portfolio Assets are generally non-homogeneous assets, including loans of varying qualities that are secured by diverse collateral types and real estate. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based on the cash flows of the business or the underlying collateral.

        On January 1, 2005, FirstCity adopted and began accounting for its acquisitions of loan portfolios with credit deterioration in accordance with the provisions of AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 addresses accounting differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in acquired loans if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires acquired loans with credit deterioration to be initially recorded at fair value and prohibits "carrying over" or the creation of valuation allowances in the initial accounting of acquired loans that are within the scope of SOP 03-3. Under SOP 03-3, the excess cash flows expected at acquisition over the loan portfolio's purchase price is recorded as interest income over the life of the portfolio.

        For Portfolio Assets comprised of loan pools acquired prior to January 1, 2005, the Company designated such Portfolios as non-performing or performing. The designations were made on the acquisition date of the Portfolio and do not subsequently change even though the actual performance

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

of the underlying loans may change. The following is a description of the classifications and related accounting policies for the Company's various classes of Portfolio Assets:

  Loans Acquired Prior to 2005

        For Portfolio Assets acquired before January 1, 2005, the Company initially recorded the purchased assets at cost, and acquisition-date purchase discounts and loan loss allowances of the underlying assets were included as components of the cost and carrying value of the Portfolio Assets, as applicable. Income recognition for loans acquired prior to 2005 is based on management's initial designation of the purchased Portfolio Assets as non-performing or performing. Such designations were made on the acquisition date and do not subsequently change even though the actual performance of the Portfolio Assets may subsequently change. The following describes the Company's accounting policies for performing and non-performing Portfolio Assets acquired prior to 2005:

  Non-Performing Portfolio Assets Acquired Prior to 2005

        Non-performing Portfolio Assets acquired prior to 2005 consist primarily of distressed loans and loan-related assets (i.e. foreclosed loan collateral). Prior to January 1, 2005, Portfolio Assets were designated as non-performing if a majority of the loans in the Portfolio was significantly under-performing in accordance with the contractual terms of the underlying loan agreements at the date of acquisition. Income on non-performing Portfolio Assets is recognized only to the extent that collections exceed a pro-rata portion of allocated cost from the pool. Cost allocation is based on a proration of actual collections divided by total estimated collections of the pool. Interest income is not recognized separately on non-performing Portfolio Assets. All collection proceeds, of whatever type, are included in the determination of income recognition for these Portfolio Assets. The Company accounts for these non-performing Portfolio Assets on a pool basis.

  Performing Portfolio Assets Acquired Prior to 2005

        Performing Portfolio Assets acquired prior to 2005 consist primarily of Portfolios of consumer and commercial loans acquired at a discount from the aggregate contractual amounts of the borrowers' obligations. Portfolio Assets were designated by management as performing if substantially all of the loans in the Portfolio were being paid in accordance with the contractual terms of the underlying loan agreements at the date of acquisition. Performing Portfolio Assets are carried at the unpaid principal balance of the underlying loans, net of unamortized acquisition discounts and allowance for loan losses. Income on Portfolio Assets is recognized using the interest method, based on the Portfolio's internal rate of return ("IRR"), and acquisition discounts for the Portfolios as a whole are accreted as an adjustment to yield over the estimated life of the respective Portfolios. Income on performing Portfolio Assets is accrued monthly based on each loan pool's effective IRR. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio's remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Cash flows greater than the interest accrual will reduce the carrying value of the pool. Likewise, cash flows that are less than the accrual will increase the carrying balance. The IRR is estimated based on the timing and amount of anticipated cash flows using the Company's proprietary collection model. Gains are recognized on performing Portfolio Assets when sufficient funds are received to fully satisfy

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

the obligation on loans included in the pool, either from collections received from the borrower or proceeds received from the sale of the loan. The gain recognized represents the difference between the proceeds received and the allocated carrying value of the individual loan in the pool. The Company accounts for these performing Portfolio Assets on a pool basis.

  Impairment of Loans Acquired Prior to 2005

        The Company evaluates and measures impairment for these performing and non-performing Portfolio Assets on a pool basis at least quarterly. Management's estimate of IRR as of January 1, 2005 is the basis for subsequent impairment testing for these Portfolio Assets acquired prior to 2005. If it is probable that a pool's cash flows estimated at acquisition plus any expected cash flow changes arising from changes in estimates after acquisition will not be collected, the carrying value of the pool will be reduced by establishing an allowance through provisions charged to operations to maintain the then-current IRR.

        A pool can become fully amortized (zero-basis carrying value on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as income when received. Additionally, the Company uses the cost-recovery method when timing and amount of collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no income is recognized until the Company has fully collected the cost of the portfolio, or until such time that the Company considers the collections to be probable and estimable and begins to recognize income based on the interest method as described above.

  Loans Acquired After 2004

        A substantial portion of the Company's loans acquired after 2004 have experienced deterioration of credit quality between origination and the Company's acquisition of the accounts. The amounts paid for the loans reflect the Company's determination the loans have experienced deterioration in credit quality since origination and that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans. At acquisition, the Company reviews the loan portfolio both by account and aggregate pool to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to the account's contractual terms. The following describes the Company's accounting policies for non-performing and performing loan portfolios acquired after 2004.

  Loans With Credit Deterioration Acquired After 2004

        Commencing January 1, 2005, FirstCity adopted and began accounting for its acquisitions of loan portfolios with credit deterioration in accordance with the provisions of SOP 03-3. As permitted by SOP 03-3, the Company generally establishes static pools for purchased loan accounts that have common risk characteristics (primarily loan type and collateral). Each static pool is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established, individual accounts are generally not added to or removed from the pool (unless the Company sells, forecloses or writes-off the loan). At acquisition, FirstCity determines the excess of the loan pool's scheduled contractual payments over all cash flows expected to be collected as an amount that should not be accreted ("nonaccretable difference"). The excess of the portfolio's cash flows

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

expected to be collected at acquisition over the initial investment in the portfolio ("accretable yield") is generally accreted into interest income over the remaining life of the portfolio. The discount (i.e. the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company does not expect to fully collect each static pool's contractual receivable balance. As a result, loan portfolios are generally recorded at cost (which approximates fair value) at the time of acquisition.

        In accordance with SOP 03-3, the Company accounts for its investments in SOP 03-3 loan portfolios using either the interest method or the cost-recovery method. Application of the interest method is dependent on management's ability to develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected. In the event the Company cannot develop or establish a reasonable expectation as to both the timing and amount of cash flows expected to be collected, SOP 03-3 permits the use of the cost-recovery method.

        Under the interest method, an effective interest rate, or internal rate of return ("IRR"), is applied to the cost basis of the pool. SOP 03-3 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of income or expense or on the balance sheet. SOP 03-3 initially freezes the IRR that is estimated when the loan accounts are purchased as the basis for subsequent impairment testing (performed at least quarterly). Significant increases in actual, or expected future cash flows, is used first to reverse any existing valuation allowance for that loan pool; and any remaining increase may be recognized prospectively through an upward adjustment of the IRR over the portfolio's remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing and income recognition. Under SOP 03-3, subsequent decreases in projected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the pool (to maintain the then-current IRR), and are reflected in the consolidated statements of operations through provisions charged to operations, with a corresponding valuation allowance off-setting the loan portfolio in the consolidated balance sheets. FirstCity establishes valuation allowances for loan portfolios acquired with credit deterioration to reflect only those losses incurred after acquisition—that is, the cash flows expected at acquisition that are not expected to be collected. Income from loan portfolios accounted for under the interest method is accrued based on each pool's IRR applied to each pool's adjusted cost basis. Gross collections in excess of the interest accrual and impairments will reduce the carrying value of the static pool, while gross collections less than the interest accrual will increase the carrying value. The IRR is estimated based on the timing and amount of anticipated cash flows using the Company's proprietary collection models. A pool can become fully amortized (zero-basis carrying balance on the balance sheet) while still generating cash collections. In this case, cash collections are recognized as income when received.

        If the amount and timing of future cash collections on a loan pool are not reasonably estimable, the Company accounts for such portfolios on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the portfolio, or until such time the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the portfolio's carrying value, and if so, recognizes impairment through provisions charged to operations. At December 31, 2008 and 2007, the carrying value of SOP 03-3 loan pools

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

accounted for under the cost-recovery method approximated $20.7 million and $1.4 million, respectively.

  Loans Without Credit Deterioration Acquired After 2004

        Loans acquired without evidence of credit deterioration at acquisition for which FirstCity has the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance net of unamortized purchase discounts or premiums. Differences between the initial investment and the related loan's principal amount at the purchase date are recognized as an adjustment of interest income over the life of the loan. Income on the loans is recognized under the interest method. Interest accrual generally ceases when payments become 90 days contractually past due. A loan is impaired when based on current information and events it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is determined to be impaired, management establishes an allowance for loan losses through a provision charged to operations. At least quarterly, management evaluates the need for an allowance on an individual-loan basis by considering information about specific borrower situations, estimated collateral values, general economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loans are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

  Real Estate

        Real estate Portfolio Assets consist of real estate properties purchased from a variety of sellers or acquired through loan foreclosure. Rental income, net of expenses, is generally recognized when received. The Company accounts for its real estate properties on an individual-asset basis as opposed to a pool basis. The following is a description of the classifications and related accounting policies for the Company's various classes of real estate Portfolio Assets:

  Classification and Impairment Evaluation

        Real estate held for sale primarily includes real estate acquired through loan foreclosure. The Company classifies a property as held for sale if (1) management commits to a plan to sell the property; (2) the Company actively markets the property in its current condition for a price that is reasonable in comparison to its fair value; and (3) management considers the sale of such property within one year of the balance sheet date to be probable. Real estate held for sale is stated at the lower of cost or fair value less estimated disposition costs. Real estate is not depreciated while it is classified as held for sale. Impairment losses are recorded if a property's fair value less estimated disposition costs is less than its carrying amount, and charged to operations in the period the impairment is identified.

        Real estate held for investment generally includes acquired properties and is carried at cost less depreciation and amortization, as applicable. The Company classifies a property as held for investment if the property is still under development and/or management does not expect the property to be sold within one year of the balance sheet date. The Company periodically reviews its property held for investment for impairment whenever events or changes in circumstances indicate the carrying amount

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

of the asset may not be recoverable. Recoverability of property held for investment is measured by comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the property. If the property is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds the fair value of the property. Fair value is determined by discounted cash flows or market comparisons.

  Cost Capitalization and Allocation

        Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of cost (i.e. the underlying loan's carrying value) or estimated fair value less disposition costs at the date of foreclosure—establishing a new cost basis. The amount, if any, by which the carrying value of the underlying loan exceeds the property's fair value less estimated disposition costs at the foreclosure date is charged as a loss against operations. Expenditures for repairs, maintenance, and other holding costs are charged to operations as incurred.

        Real estate properties acquired through a purchase transaction are initially recorded at the cost of the acquisition. The cost of acquired property includes the purchase price of the property, legal fees, and certain other acquisition costs. Subsequent to acquisition, the Company capitalizes capital improvements and expenditures related to significant betterments and replacements, including costs related to the development and improvement of the property for its intended use. Expenditures for repairs, maintenance, and other holding costs are charged to operations as incurred.

        When acquiring real estate with an existing building through a purchase transaction, the Company generally allocates the purchase price between land, land improvements, building, tenant improvements, and intangible assets related to in-place leases based on their relative fair values in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The fair values of acquired land and buildings are generally determined based on an estimated discounted future cash flow model with lease-up assumptions as if the building was vacant upon acquisition, third-party valuations, and other relevant data. The fair value of in-place leases includes the value of net lease intangibles for above- and below-market rents and tenant origination costs, determined on a lease-by-lease basis. Amounts allocated to building and improvements are depreciated over their estimated remaining lives. Amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles are amortized over the remaining life of the underlying leases. At December 31, 2008 and 2007, accumulated depreciation and amortization was not significant.

  Disposition of Real Estate

        Gains on disposition of real estate are recognized upon sale of the underlying property in accordance with SFAS No. 66, Accounting for Sales of Real Estate. We evaluate real estate transactions to determine if it qualifies for gain recognition under the full accrual method. If the transaction does not meet the criteria for the full accrual method of profit recognition based on our assessment, we account for the sale based on an appropriate deferral method determined by the nature and extent of the buyer's investment and our continuing involvement.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

  (g)    Loans Receivable

        Loans receivable consist of loans made to affiliated entities (including Acquisition Partnerships) and non-affiliated entities, and purchased and originated U.S. Small Business Administration ("SBA") loans. The repayment of the loans is generally dependent upon future cash flows of the borrowers, future cash flows of the underlying collateral, and distributions made from affiliated entities. Interest is accrued when earned in accordance with the contractual terms of the loans. Loan origination fees and costs, as well as purchase premiums and discounts, are amortized as level-yield adjustments over the respective loan terms. Unamortized net fees, premiums or discounts are recognized upon early repayment or sale of the loans.

        The Company evaluates loans receivable for impairment on an individual-loan basis at least quarterly by reviewing the collectibility of the loans in light of various factors, as applicable, such as estimated future cash receipts of the borrower or underlying collateral, historical experience, estimated value of underlying collateral, prevailing economic conditions, and industry concentrations. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. A loan is considered impaired if it is probable that the Company will not ultimately collect all principal or interest amounts contractually due. Loans that experience insignificant payment shortfalls generally are not classified as impaired. When a loan is determined to be impaired, the Company generally ceases to accrue interest on the note and unpaid interest is reversed against interest income. When ultimate collectibility of the impaired note is in doubt, all collections are generally applied to reduce the principal amount of such notes until the principal has been recovered, and collections thereafter are recognized as interest income. Impairment losses are charged against an allowance account through provisions charged to operations in the period impairment is identified. Loans are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

  (h)    Investment Security Available-for-Sale

        The Company has an investment security that consists of a purchased beneficial interest attributable to loans sold through a securitization transaction. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), the investment is classified as available-for-sale and, accordingly, measured at fair value on the consolidated balance sheet, with unrealized gains and losses included in "Accumulated other comprehensive income." Fair value of the purchased residual interest is estimated based on the present value of expected collections on the underlying receivables using an internal valuation model, incorporating market-based assumptions when such information is available. Additional information on the fair value measurement is included in Note 17.

        The Company accounts for the purchased beneficial interest in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets, as amended, ("EITF 99-20"). The excess of all cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment amount (i.e. the accretable yield) is recognized as interest income over the life of the beneficial interest using the interest method. The Company continues to estimate the projected cash flows over the life of the beneficial interest for the

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

purposes of both recognizing interest income and evaluating impairment. Other-than-temporary impairment would be recognized in the period in which the fair value of the beneficial interest has declined below the previous carrying amount and an adverse change in the timing and/or amount of estimated cash flows has occurred. To the extent that there is not an adverse change in expected cash flows related to the beneficial interest, but the fair value of such beneficial interest has declined below its previous carrying amount, the Company would qualitatively assess the investment for other-than-temporary impairment pursuant to SFAS 115.

  (i)    Property and Equipment

        Property and equipment are carried at cost less accumulated depreciation, and reported in "Other assets" in the consolidated balance sheets. Property and equipment are depreciated over their estimated useful lives using the straight-line method of depreciation. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements (or the terms of the underlying leases, if shorter). Generally, buildings and building improvements are depreciated over 25 to 30 years; office equipment is depreciated over 3 to 10 years; depreciable rail property is depreciated over 25 years; machinery and equipment are depreciated over 10 to 15 years; and leasehold improvements are amortized over 4 to 10 years. Maintenance and repairs are charged to expense in the period incurred. Expenditures for improvements and significant betterments that increase productive capacity or extend useful life are capitalized and depreciated over the useful lives of such assets. When property or equipment is sold or retired, the cost and related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss is included in income.

  (j)    Servicing Assets and Revenue Recognition on Service Fees

        The Company generally services Portfolio Assets acquired through its investment with an Acquisition Partnership. The Company does not recognize capitalized servicing rights related to its Portfolio Assets owned by the Acquisition Partnerships because (1) servicing is not contractually separated from the underlying assets by sale or securitization of the assets with servicing retained or separate purchase or assumption of the servicing; (2) consideration is not exchanged between the Company and the Acquisition Partnerships for the servicing rights of the acquired Portfolio Assets; (3) the Company has ownership interests in the Acquisition Partnerships that own the Portfolio Assets it services; and (4) the Company does not have the risks and rewards of ownership of servicing rights. The Company services, in all material respects, the Portfolio Assets owned for its own account, the Portfolio Assets owned by the Acquisition Partnerships and, to a very limited extent, certain Portfolio Assets owned by third parties. In connection with the Acquisition Partnerships in the United States, the Company generally earns a servicing fee, which is a percentage of gross cash collections generated rather than a management fee based on the Face Value of the asset being serviced. The rate of servicing fee charged is generally a function of the average Face Value of the assets within each pool being serviced (the larger the average Face Value of the assets in a Portfolio, the lower the fee percentage within the prescribed range), the type of assets and the level of servicing required on each asset. For the Mexican Acquisition Partnerships, the Company earns a servicing fee based on costs of servicing plus a profit margin. The Acquisition Partnerships in Europe and South America are serviced

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

by various entities in which the Company maintains an equity interest. In all cases, service fees are recognized as they are earned in accordance with the servicing agreements.

        In connection with the Company's SBA lending activities, the Company recognizes servicing assets in a purchase or through the sale of originated or purchased loans when servicing rights are retained. The Company generally recognizes and measures at fair value purchased servicing rights and servicing rights retained obtained from the sale of SBA loans previously originated or purchased. The Company subsequently measures the servicing assets by using the amortization method, which amortizes servicing assets in proportion to, and over the period of, estimated net servicing income. The amortization of the servicing assets is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates. See Note 18 for more information on servicing rights related to SBA loans.

  (k)    Revenue Recognition on Contingent Fees

        The Company has certain servicing contracts with its Mexican investment entities whereby the Company is entitled to additional compensation for servicing once a specified return to the investors has been achieved. The Company recognizes revenue related to these contracts when the investors receive the required level of returns specified in the contracts and the Mexican investment entity receives cash in an amount greater than the required returns. There is no guarantee that the required level of returns to the investors will be achieved or that any additional compensation to the Company related to the contracts will be realized. The amount of these fees recognized by the Company was $2.2 million in 2006—which included $1.9 million for incentive service fees resulting from the sale of certain equity investments in Mexico (which generated a large cash flow receipt by the investment entities). The Mexican investment entities record an accrued expense for these contingent fees provided that these fees are probable and reasonably estimable.

  (l)    Accumulated Other Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), established standards for reporting and displaying comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 also requires the accumulated balance of other comprehensive income (loss) to be displayed separately in the equity section of the consolidated balance sheet. The Company's other comprehensive income (loss) consists of foreign currency transactions and an unrealized gain on an available-for-sale investment security.

  (m)    Translation Adjustments

        The Company has determined that the local currency is the functional currency for its operations outside the United States (primarily Europe and Latin America). Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of stockholders' equity in accumulated other comprehensive income (loss). Revenues, costs and expenses denominated in foreign currencies

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

are translated at the weighted average exchange rate for the period. An analysis of the changes in the cumulative adjustments during 2008, 2007 and 2006 follows (dollars in thousands):

Balance, December 31, 2005	$1,013
Aggregate adjustment for the year resulting from translation adjustments and gains and losses on certain hedge transactions	359

Balance, December 31, 2006	1,372
Aggregate adjustment for the year resulting from translation adjustments and gains and losses on certain hedge transactions	474

Balance, December 31, 2007	1,846
Aggregate adjustment for the year resulting from translation adjustments and gains and losses on certain hedge transactions	(5,612)

Balance, December 31, 2008	$(3,766)

        Increases or decreases in expected functional currency cash flows upon settlement of a foreign currency transaction are recorded as foreign currency transaction gains or losses and included in the results of operations in the period in which the transaction is settled. Aggregate foreign currency transaction gains included in the consolidated statements of operations for 2008, 2007 and 2006 were $46,000, $984,000 and $935,000, respectively.

        The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was $2,629,000 for 2008, ($2,365,000) for 2007 and ($2,509,000) for 2006.

  (n)    Income Taxes

        The Company files a consolidated federal income tax return with its 80% or greater owned subsidiaries. The Company records all of the allocated federal income tax provision of the consolidated group in the parent corporation.

        Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates, if any, would be recognized in earnings in the period that includes the enactment date. SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature,

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company's experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified.

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

        Basic and diluted earnings from continuing operations per share were determined as follows:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Earnings (loss) from continuing operations	$(46,675)	$2,185	$9,877

Weighted average outstanding shares of common stock (in thousands)	10,258	10,786	11,125
Dilutive effect of:
Warrants	—	322	335
Employee stock options	—	284	299

Weighted average outstanding shares of common stock and common stock equivalents	10,258	11,392	11,759

Earnings (loss) from continuing operations per share:
Basic	$(4.55)	$0.20	$0.89

Diluted	$(4.55)	$0.19	$0.84

Dilutive shares excluded from above (in thousands):
Warrants	233	—	—
Employee stock options	174	—	—

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

  (p)    Long-Lived Assets

        The Company assesses the impairment of long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value of the asset exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market prices and third-party independent appraisals, as considered necessary.

  (q) Stock-Based Compensation

        Effective January 1, 2006, FirstCity adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The Company adopted SFAS 123R using the modified prospective method of application. Accordingly, during 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested at January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation, were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, the Company recognized compensation expense using the straight-line amortization method. For stock-based awards granted after January 1, 2006, the Company uses the Black-Scholes option-pricing model to recognize compensation expense based on the estimated grant date fair value method using a straight-line amortization method. As SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, the Company's stock-based compensation is generally reduced for estimated forfeitures. When estimating forfeitures, FirstCity considers voluntary termination behaviors as well as trends of actual option forfeitures.

  (r) Fair Value Measurements

        On January 1, 2008, the Company adopted the provisions SFAS No. 157, Fair Value Measurements ("SFAS 157"), for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a framework for measuring fair value and expands disclosures about fair value measurements (refer to Note 17). FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"), delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In accordance with FSP FAS 157-2, the Company has not applied the provisions of SFAS 157 to the following assets and liabilities that have been recognized or disclosed at fair value for the year ended December 31, 2008: (1) initial measurement of intangible assets acquired in business combinations during 2008 (Notes 3 and 4); and (2) measurement of non-financial Portfolio Assets (i.e. real estate)

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

upon recognition of impairment charges during 2008 (Note 17). On January 1, 2009, the Company will be required to apply the provisions of SFAS 157 to fair value measurements of non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is in the process of evaluating the impact, if any, of applying these provisions on its financial position and results of operations.

        In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP FAS 157-3"), which was effective immediately. FSP FAS 157-3 clarifies the application of SFAS 157 in cases where the market for a financial instrument is not active and provides an example to illustrate key considerations in determining fair value in those circumstances. The Company has applied the guidance provided by FSP FAS 157-3 in its determination of estimated fair values during 2008.

  (s) Recently Issued Accounting Standards

        In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FSP FAS 142-3, but does not expect the adoption of the provisions of FSP FAS 142-3 to have a material effect on the Company's financial condition and results of operations.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. SFAS 161 will be effective for the Company's interim and annual financial statements for periods beginning after November 15, 2008, with early adoption permitted. SFAS 161 expands the disclosure requirements for derivatives and hedged items and has no impact on the Company's accounting for any such instruments. The Company is currently evaluating the impact of adopting SFAS 161, but does not expect the adoption of the provisions of SFAS 161 to have a material effect on the Company's financial condition and results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141R"). SFAS 141R establishes principle and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable user of the financial statements to evaluate the nature and financial impact of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company will apply the provisions for business combinations completed after December 31, 2008. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions that the Company consummates after the effective date.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 ("SFAS 160"), which defines non-controlling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated balance sheet within equity, but separate from the parent's equity. The amount of consolidated net income attributable to the parent and to any non-controlling interest must be clearly presented on the face of the consolidated statement of operations. Changes in the parent's ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions with no remeasurement to fair value. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be re-measured at fair value on the date control is lost, with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company will adopt the provisions of SFAS 160 in the first quarter of 2009. The Company does not expect the adoption of the provisions of SFAS 160 to have a material effect on the Company's financial condition and results of operations.

        In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 provides entities an opportunity to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 is optional and, if adopted, would be effective for the Company's 2008 fiscal year. The Company elected not to adopt SFAS 159 and, as a result, SFAS 159 did not impact the Company's financial condition or results of operations.

  (t) Recently Adopted Accounting Standards

        In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 ("FSP EITF 99-20-1"), which eliminates the requirement that the holder's best estimate of cash flows be based upon those that a "market participant" would use. FSP EITF 99-20-1 was amended to require recognition of other-than-temporary impairment when it is "probable" that there has been an adverse change in the holder's best estimate of cash flows from the cash flows previously projected. This amendment aligns the impairment guidance under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, with the guidance in SFAS 115. FSP EITF 99-20-1 retains and re-emphasizes the other-than-temporary impairment guidance and disclosures in pre-existing GAAP and SEC requirements. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. FSP EITF 99-20-1 did not have a material impact on the Company's financial condition or results of operations.

        In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

and FIN 46R-8"), which requires expanded disclosures for transfers of financial assets and involvement with variable interest entities ("VIEs"). Under this guidance, the disclosure objectives related to transfers of financial assets now include providing information on (i) a company's continued involvement with financial assets transferred in a securitization or asset backed financing arrangement, (ii) the nature of restrictions on assets held by a company that relate to transferred financial assets, and (iii) the impact on financial results of continued involvement with assets sold and assets transferred in secured borrowing arrangements. VIE disclosure objectives now include providing information on (i) significant judgments and assumptions used by a company to determine the consolidation or disclosure of a VIE, (ii) the nature of restrictions related to the assets of a consolidated VIE, (iii) the nature of risks related to a company's involvement with the VIE, and (iv) the impact on financial results related to the company's involvement with the VIE. Certain disclosures are also required where a company is a non-transferor sponsor or servicer of a QSPE. FSP FAS 140-4 and FIN 46R-8 is effective for the first reporting period ending after December 15, 2008, and the required disclosures have been reflected in Note 14. Since the FSP only requires certain additional disclosures, it did not affect the Company's consolidated financial position or results of operations.

        Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS 157 did not impact our financial condition and results of operations at the date of adoption. Refer to Note 17 for additional information.

        In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"), which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company will be required to apply SFAS 157, effective January 1, 2009, to non-financial assets and liabilities that qualified for the deferral.

        In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP FAS 157-3"). FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements under SFAS 157, and clarifies the application of SFAS 157 in a market that is not active. FSP FAS 157-3 states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management's judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. FSP FAS 157-3 is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, we adopted FSP FAS 157-3 prospectively, beginning July 1, 2008. The adoption of FSP FAS 157-3 did not have a material impact on the Company's financial results or fair value determinations.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

        Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the financial statement recognition and disclosure requirements for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and derecognition of tax positions taken or expected to be taken in a tax return. Furthermore, FIN 48 provides related guidance on measurement, classification, interest and penalties, and disclosure. See Note 11 for the impact of adopting FIN 48 on the Company's financial condition and results of operations.

        Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 ("SFAS 156"). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations. Such servicing assets or liabilities would be initially measured at fair value, if practicable, and subsequently measured at amortized value or fair value based upon an election of the reporting entity. SFAS 156 also specifies certain financial statement presentations and disclosures in connection with servicing assets and liabilities. The Company elected to measure the servicing assets, subsequent to the date of sale, by using the amortization method which amortizes servicing assets in proportion to and over the period of estimated net servicing income and assesses servicing assets for impairment based on fair value at each reporting date. The adoption of SFAS 156 by the Company on January 1, 2007 did not have a significant impact on the Company's financial condition or results of operations.

        On December 31, 2006, the Company adopted SEC Staff Accounting Bulletin Topic 1N, Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be evaluated when determining the materiality of misstatements in the current year financial statements and it also addresses how to correct material misstatements. The Company's adoption of SAB 108 resulted in an adjustment to opening retained earnings for the year ended December 31, 2006 by approximately $327,000, all of which relates to the Company's investments in certain Acquisition Partnerships accounted for under the equity method of accounting. Approximately $152,000 reflects a correction to write-off cumulative translation adjustments related to certain foreign investments during the periods 2002 through 2005, and approximately $106,000 reflects a correction in a Partnership's accounting for property taxes in 2005. The remaining $69,000 reflects the Company's 2005 correction of accounting for equity earnings on a pro-rata basis recorded in an acquired investment subsequent to the acquisition date. The Company reviewed the annual amount of reduced equity earnings incurred in prior periods for these corrections and considered the effects to be immaterial to prior periods both individually and in the aggregate.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

  (u) Reclassifications

        Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the current consolidated financial statement presentation.

  •
  For the year ended December 31, 2007, FirstCity reported cash received on loan-related remittances and due to third parties as "Cash and cash equivalents" on the Consolidated Balance Sheets. The Company now reports this amount as "Restricted cash" on the Consolidated Balance Sheets and "Cash flows from operating activities" on the Consolidated Statements of Cash Flows. The total amount reclassified was $509,000 at December 31, 2007 on the Consolidated Balance Sheets, and $509,000 for the year ended December 31, 2007 on the Consolidated Statements of Cash Flows.

  •
  For the year ended December 31, 2007, FirstCity reported certain capitalized interest amounts as principal payments on notes payable. The Company reclassified $925,000 from "Cash flows from operating activities" to "Cash flows from financing activities" on the Consolidated Statements of Cash Flows for the year ended December 31, 2007.

  •
  For the year ended December 31, 2007, FirstCity reported the impact of exchange rate changes on cash and cash equivalents in "Cash flows from operating activities" on the Consolidated Statements of Cash Flows. The Company now reports these amounts as "Effect of exchange rate changes on cash and cash equivalents" on the Consolidated Statements of Cash Flows. The total amount reclassified was $194,000 for the year ended December 31, 2007, and $9,000 for the year ended December 31, 2006.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies (Continued)

        These reclassifications have the following impact on the financial statements:

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)
Consolidated Statements of Cash Flows:
Cash flows from operating activities (as reported)	$(15,021)	$(63,307)
Impact of reclassification on change in restricted cash	(509)	—
Impact of reclassification on principal payments of notes payable to banks	(925)	—
Impact of reclassification on effect of exchange rate changes on cash and cash equivalents	(194)	9

Cash flows from operating activities (as corrected)	$(16,649)	$(63,298)

Cash flows from financing activities (as reported)	$(19,396)	$88,521
Impact of reclassification on principal payments of notes payable to banks	925	—

Cash flows from financing activities (as corrected)	$(18,471)	$88,521

Effect of exchange rate changes on cash and cash equivalents (as reported)	$—	$—
Impact of reclassification on effect of exchange rate changes on cash and cash equivalents	194	(9)

Effect of exchange rate changes on cash and cash equivalents (as corrected)	$194	$(9)

December 31, 2007
(Dollars in thousands)
Consolidated Balance Sheets:
Cash and cash equivalents (as reported)	$23,546
Impact of reclassification of restricted cash	(509)

Cash and cash equivalents (as corrected)	$23,037

Restricted cash (as reported)	$—
Impact of reclassification of restricted cash	509

Restricted cash (as corrected)	$509

2. Liquidity and Capital Resources

        Historically, our primary sources of cash have been cash flows from operations, equity distributions from Acquisition Partnerships, interest and principal payments collected on subordinated intercompany debt, dividends and distributions from the Company's subsidiaries, borrowings from credit facilities with external lenders, and other special purpose short-term borrowings. Generally, cash has been used for Portfolio Asset acquisitions, investments in and advances to entities formed to acquire Portfolios

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

2. Liquidity and Capital Resources (Continued)

("Acquisition Partnerships"), capital investments in privately-held middle-market companies, other investments, repayments of bank borrowings and other debt, and working capital to support our growth.

        We believe that funds generated from collections from consolidated loan and real estate portfolios, loans receivable and other investments; fees generated from servicing assets; equity distributions from existing Acquisition Partnerships and other equity investments; and sales of guaranteed portions of existing and originated SBA loans—together with existing cash and available borrowings under our existing credit agreements—will be sufficient to finance our current operations and support our growth at least through the next twelve months.

        The following is a summary of FirstCity's primary external lending facilities that it uses to provide liquidity for equity and loan investments, Portfolio Asset acquisitions, Acquisition Partnership investments, capital investments, and working capital:

        $225.0 Million Revolving Loan Facility—Bank of Scotland plc

        FirstCity has a $225.0 million revolving acquisition facility with Bank of Scotland plc ("Bank of Scotland") that matures in November 2010. The revolving loan facility is used to finance the senior debt and equity portion of portfolio and asset purchases made by FirstCity and to provide for the issuance of letters of credit and working capital loans. The obligations of FirstCity under this facility are guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and are secured by security interests in substantially all of the assets of FirstCity and its wholly-owned subsidiaries. The primary terms and key covenants of the $225.0 million revolving credit facility, as amended, are as follows:

  •
  The maximum outstanding amount of loans and letters of credit issued under the loan facility that may be outstanding under the loan facility is $225.0 million;

  •
  Provides for a fluctuating interest rate equal to the highest of (i) one month London Interbank Offering Rate ("LIBOR") plus 1.0%; (ii) federal funds rate plus 0.5%; or (iii) Bank of Scotland's prime rate;

  •
  Limits loans that can be borrowed in Euros under the loan facility to $50.0 million;

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

  •
  Provides for a ratio of indebtedness to tangible net worth not to exceed 5.25 to 1.00 for the last day of each fiscal quarter;

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

2. Liquidity and Capital Resources (Continued)

  •
  Provides for a minimum tangible net worth of $50.0 million for the last day of each fiscal quarter;

  •
  Provides for a minimum ratio of cumulative current recovered and projected collections to cumulative original projected collections of 0.90 to 1.00;

  •
  Provides for a ratio of net cash flows (as defined) to total interest and fee expense of not less than 5.00 to 1.00 for the four fiscal quarters then ended; and

  •
  Provides for a cash conversion rate (as defined) of not less than 25% for the four fiscal quarters then ended.

        At December 31, 2008, the Company was in compliance with all material covenants or other requirements set forth in the credit agreement or other agreements with Bank of Scotland. As a result of an amendment to the credit agreement on March 30, 2009, as described below, the Company will be in compliance with the financial covenants related to tangible net worth and the ratio of indebtedness to tangible net worth and all other financial covenants with respect to the Company's financial statements to be delivered for the period ending December 31, 2008.

        On July 14, 2008, FirstCity and Bank of Scotland entered into an amendment to the $225.0 million revolving loan facility that added a "net cash flow" and "cash conversion" financial covenant to the loan facility that applies to FirstCity and all other members of the consolidated group. The additional covenants, which are included in the primary terms and key covenants outlined above, are applicable to the fiscal quarters ending September 30, 2008 and thereafter.

        On and effective December 12, 2008, FirstCity and Bank of Scotland entered into an amendment to the $225.0 million revolving loan facility to decrease the "indebtedness to tangible net worth" ratio requirement, decrease the "minimum tangible net worth" requirement, and revise the loan facility's interest rate. The additional covenants are included in the primary terms and key covenants outlined above. In addition, the amendment includes provisions that allow for additional modifications of the "indebtedness to tangible net worth" ratio requirement and the "minimum tangible net worth" requirement that are conditioned on the outcome of the Company's pending lawsuit related to Prudential Financial, Inc. (refer to Note 16).

        On March 30, 2009, FirstCity and Bank of Scotland entered into an amendment to the $225.0 million revolving loan facility to amend the definitions of "indebtedness" and "tangible net worth" such that in the determination of "tangible net worth" and the computation of the ratio of "indebtedness to tangible net worth" for the fiscal quarters ending December 31, 2008 and thereafter, "tangible net worth" and "indebtedness" would be adjusted by deducting non-controlling interests (i.e. minority interests) in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity as will be provided under GAAP (pursuant to SFAS 160) for fiscal quarters ending after December 31, 2008.

        FirstCity has $32.1 million in Euro-denominated debt on the $225.0 million revolving loan facility with Bank of Scotland described above for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company entered into the hedging relationship such that changes in the net investments being hedged are expected to be

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

2. Liquidity and Capital Resources (Continued)

offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was $2.6 million for the year ended December 31, 2008, ($2.4) million for 2007, and ($2.5) million for 2006.

        $100.0 Million Revolving Loan Facility—Bank of Scotland

        FH Partners LLC ("FH Partners"), an indirect wholly-owned affiliate of FirstCity, has a $100.0 million revolving loan facility with Bank of Scotland that provides financing for Portfolio and asset purchases by FH Partners. This revolving loan facility matures in November 2010, and is secured by all assets of FH Partners and a guaranty by FirstCity and certain of its wholly-owned subsidiaries. The primary terms and key covenants of this $100.0 million revolving loan facility, as amended, are as follows:

  •
  The maximum outstanding amount of loans that may be outstanding under the loan facility is $100.0 million;

  •
  Provides for a fluctuating interest rate equal to the highest of (i) one month LIBOR plus 1.0%; (ii) federal funds rate plus 0.5%; or (iii) Bank of Scotland's prime rate;

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

  •
  Provides for a ratio of net cash flows (as defined) to total interest and fee expense of not less than 7.00 to 1.00 for the four fiscal quarters then ended;

  •
  Provides for a cash conversion rate (as defined) of not less than 35% for the four fiscal quarters then ended; and

  •
  Provides that all other financial covenants will generally mirror the key covenants of the $225.0 million revolving loan facility that FirstCity has with Bank of Scotland (as described above).

        At December 31, 2008, the Company was in compliance with all material covenants or other requirements set forth in the credit agreement or other agreements with Bank of Scotland. As a result of an amendment to the credit agreement on March 30, 2009, as described below, the Company will be in compliance with the financial covenants related to tangible net worth and the ratio of indebtedness to tangible net worth and all other financial covenants with respect to the Company's financial statements to be delivered for the period ending December 31, 2008.

        On July 14, 2008, FH Partners and Bank of Scotland entered into an amendment to the $100.0 million revolving loan facility that added a "net cash flow" and "cash conversion" financial

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

2. Liquidity and Capital Resources (Continued)

covenant to the loan facility that applies FH Partners. The additional covenants, which are included in the primary terms and key covenants outlined above, are applicable to the fiscal quarters ending September 30, 2008 and thereafter.

        On and effective December 12, 2008, FH Partners and Bank of Scotland entered into an amendment to the $100.0 million revolving loan facility to decrease the "indebtedness to tangible net worth" ratio requirement, decrease the "minimum tangible net worth" requirement, and revise the loan facility's interest rate. The additional covenants are included in the primary terms and key covenants outlined above. In addition, the amendment includes provisions that allow for additional modifications of the "indebtedness to tangible net worth" ratio requirement and the "minimum tangible net worth" requirement that are conditioned on the outcome of the Company's pending lawsuit related to Prudential Financial, Inc. (refer to Note 16).

        On March 30, 2009, FH Partners and Bank of Scotland entered into an amendment to the $100.0 million revolving loan facility to amend the definitions of "indebtedness" and "tangible net worth" such that in the determination of "tangible net worth" and the computation of the ratio of "indebtedness to tangible net worth" for the fiscal quarters ending December 31, 2008 and thereafter, "tangible net worth" and "indebtedness" would be adjusted by deducting non-controlling interests (i.e. minority interests) in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity as will be provided under GAAP (pursuant to SFAS 160) for fiscal quarters ending after December 31, 2008.

        $25.0 Million Subordinated Credit Agreement—BoS (USA), Inc.

        FirstCity has a $25.0 million subordinated credit agreement with BoS (USA), Inc. ("BoS (USA)"), a subsidiary of Bank of Scotland, which may be used to finance equity investments in new ventures, equity investments made in connection with portfolio and asset purchases and loans made by FirstCity and its subsidiaries to acquisition entities, provide for the issuance of letters of credit, and for working capital loans. This credit facility matures in November 2010 and is guaranteed by substantially all of FirstCity's wholly-owned subsidiaries and secured by substantially all of the assets of FirstCity and its wholly-owned subsidiaries. The primary terms and key covenants of this $25.0 million loan facility, as amended, are as follows:

  •
  Allows loans to be made in maximum aggregate amount of $25.0 million during the term of the loan facility;

  •
  Provides for a fluctuating interest rate equal to the highest of (i) one month LIBOR plus 1.0%; (ii) federal funds rate plus 0.5%; or (iii) Bank of Scotland's prime rate;

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

2. Liquidity and Capital Resources (Continued)

  •
  Provides for inclusion in the borrowing base of loans made to the FirstCity Denver (majority-owned subsidiary of FirstCity) to be advanced for the purpose of investing in distressed debt, special loan originations, leveraged buyouts and other special opportunities and revised other terms and provisions of the facility to allow acquisition loans under the facility;

  •
  Provides for inclusion in the borrowing base of certain loans made by FirstCity subsidiaries to non-affiliated entities that are secured by real estate;

  •
  Provides for a ratio of indebtedness to tangible net worth not to exceed 5.25 to 1.00 for the last day of each fiscal quarter;

  •
  Provides for a minimum tangible net worth of $50.0 million for the last day of each fiscal quarter;

  •
  Provides for a minimum ratio of cumulative current recovered and projected collections to cumulative original projected collections of 0.90 to 1.00;

  •
  Provides for a ratio of net cash flows (as defined) to total interest and fee expense of not less than 5.00 to 1.00 for the four fiscal quarters then ended; and

  •
  Provides for a cash conversion rate (as defined) of not less than 25% for the four fiscal quarters then ended.

        At December 31, 2008, the Company was in compliance with all material covenants or other requirements set forth in the credit agreement or other agreements with BoS (USA). As a result of an amendment to the credit agreement on March 30, 2009, as described below, the Company will be in compliance with the financial covenants related to tangible net worth and the ratio of indebtedness to tangible net worth and all other financial covenants with respect to the Company's financial statements to be delivered for the period ending December 31, 2008.

        On July 14, 2008, FirstCity and BoS (USA) entered into an amendment to the $25.0 million subordinated credit agreement that added a "net cash flow" and "cash conversion" financial covenant to the credit facility that applies to FirstCity and all other members of the consolidated group. The additional covenants, which are included in the primary terms and key covenants outlined above, are applicable to the fiscal quarters ending September 30, 2008 and thereafter.

        On and effective December 12, 2008, FirstCity and BoS (USA) entered into an amendment to the $25.0 million subordinated credit agreement to decrease the "indebtedness to tangible net worth" ratio requirement, decrease the "minimum tangible net worth" requirement, and revise the credit facility's interest rate. The additional covenants are included in the primary terms and key covenants outlined above. In addition, the amendment includes provisions that allow for additional modifications of the "indebtedness to tangible net worth" ratio requirement and the "minimum tangible net worth" requirement that are conditioned on the outcome of the Company's pending lawsuit related to Prudential Financial, Inc. (refer to Note 16).

        On March 30, 2009, FirstCity and BoS (USA) entered into an amendment to the $25.0 million subordinated credit agreement to amend the definitions of "indebtedness" and "tangible net worth" such that in the determination of "tangible net worth" and the computation of the ratio of "indebtedness to tangible net worth" for the fiscal quarters ending December 31, 2008 and thereafter,

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

2. Liquidity and Capital Resources (Continued)

"tangible net worth" and "indebtedness" would be adjusted by deducting non-controlling interests (i.e. minority interests) in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity as will be provided under GAAP (pursuant to SFAS 160) for fiscal quarters ending after December 31, 2008.

        BoS (USA) has a warrant to purchase 425,000 shares of the Company's voting common stock at $2.3125 per share. BoS (USA) is entitled to additional warrants in connection with this existing warrant for 425,000 shares under certain specific situations to retain its ability to acquire approximately 4.86% of the Company's voting common stock. The warrant expires on August 31, 2010 if it is not exercised prior to that date.

  Banco Santander, S.A.

        FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, has a term note with Banco Santander, S.A. with an unpaid principal balance of 142,240,000 Mexican pesos at December 31, 2008, which was equivalent to $10.8 million U.S. dollars on that date. The loan proceeds are used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At December 31, 2008, FirstCity had a letter of credit in the amount of $12.6 million from Bank of Scotland under the terms of FirstCity's revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $12.6 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

  Wells Fargo Foothill, LLC

        At December 31, 2008, American Business Lending, Inc. ("ABL"), a majority-owned subsidiary of FirstCity, had a $40.0 million revolving loan facility with Wells Fargo Foothill, LLC ("WFF"), for the purpose of financing and acquiring SBA loans. The obligations under this facility are secured by substantially all of the assets of ABL. In connection with this loan facility, FirstCity provided WFF with an unconditional guaranty, up to a maximum of $5 million plus enforcement cost, of the obligations of ABL under the loan facility that relate to funds in the amount of $31.7 million advanced by WFF to ABL in connection with a SBA loan portfolio acquired by ABL in February 2007. This guaranty remains in effect until the obligations incurred in connection with the advance related to the acquisition of the portfolio of SBA loans are paid in full. The primary terms and key covenants of the $40.0 million revolving loan facility at December 31, 2008 are outlined below. As further discussed below, the maximum credit line and other terms of this loan facility were subsequently amended in February 2009.

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

December 31, 2008, 2007 and 2006

2. Liquidity and Capital Resources (Continued)

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

        The security agreement executed by ABL to secure the obligations under this credit facility grants a security interest to WFF in all of the assets of ABL, except the unguaranteed portions of certain SBA-guaranteed loans, certain other assets, and the Small Business Lending Corporation license. In addition, the loan facility contains certain defined financial covenants including a maximum ratio of debt to equity, minimum level of tangible net worth, minimum interest coverage ratios, and asset quality ratios related to the underlying loan collateral. At December 31, 2008, ABL was in compliance with all material covenants or other requirements set forth in the credit agreement or other agreements with WFF, except for two covenants related to loan losses and tangible net worth. At the end of each fiscal quarter, ABL's loan losses for the twelve-month period then ending should not exceed 2.0% of the average amount of non-guaranteed loans outstanding during the period (ABL's loan loss measure under this condition was 2.9% at December 31, 2008). In addition, at the end of each fiscal quarter, ABL is required to maintain, on a consolidated basis, tangible net worth of not less than $6.5 million (ABL's tangible net worth approximated $6.4 million at December 31, 2008). WFF has waived these requirements of the agreement as of and for the quarter ended December 31, 2008.

        In February 2009, ABL and WFF entered into an agreement to amend the $40.0 million revolving credit facility by reducing the maximum credit line to $25.0 million. In connection with this amendment, FirstCity will provide WFF with an unconditional guaranty for all of ABL's obligations up to a maximum of $5.0 million plus enforcement costs. The primary terms and key covenants of the $25.0 million revolving loan facility, as amended in February 2009, are as follows:

  •
  Allows advances in the maximum amount of $25.0 million to be made under the facility;

  •
  Provides for a borrowing base for originating loans by which (a) the sum of (1) up to one hundred percent (100%) of the net eligible SBA guaranteed loans originated by ABL, plus (2) up to eighty percent (80%) of the net eligible non-guaranteed loans originated by ABL that are real estate loans, plus (3) up to seventy percent (70%) of the non-guaranteed loans

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

2. Liquidity and Capital Resources (Continued)

    originated by ABL that are mixed collateral loans, exceeds (b) the sum of (1) any reserves for obligations of ABL related to the bank products, plus (2) the aggregate amount, if any, of loan reserves then established and outstanding, plus (3) the aggregate amount of any other reserves established by WFF;

  •
  Provides for a minimum tangible net worth requirement of $5,500,000 plus 100% of the sum of the positive amounts, if any, (but not any negative amounts), of net income for quarters ending March 31, 2009 and for each quarter thereafter;

  •
  Provides for a rate of interest equal to the greater of 3.625% or 90-day LIBOR plus 2.625%;

  •
  Provides for a maturity date of January 31, 2010.

3. Business Acquisitions

        The following is a summary of acquisitions completed by the Company in 2008 and 2007 that were accounted for as purchase business combinations pursuant to SFAS 141:

  UBN, SA

        In September 2008, the Company, through a wholly-owned subsidiary, acquired an additional 7.75% ownership interest in UBN, SA (formerly P.R.L. Developpement, SAS) for $1.5 million. As a result of the additional equity purchase, the Company's ownership interest in UBN, SA ("UBN") increased to 53.5%, resulting in UBN becoming a consolidated subsidiary of the Company. The transaction was accounted for as a step acquisition in accordance with SFAS 141, and accordingly, UBN's assets and liabilities of $23.8 million (including $1.2 million in cash) and $1.6 million, respectively, were included in the Company's consolidated balance sheet at the date of the step acquisition. The Company previously accounted for its investment in UBN under the equity method of accounting, and the carrying amount of the Company's 45.75% equity interest in UBN at the time of the step acquisition approximated $10.2 million. The results of operations since the step acquisition date have been included in the Company's consolidated statements of operations.

  Property Acquisition

        In June 2008, the Company, through a majority-owned subsidiary, acquired an 80% interest in 122-132 West Pierpont Avenue ("Oregon Short Line Building") in Salt Lake City, Utah for approximately $2.2 million in cash. The property consists of office and retail buildings. The estimated fair value of the primary assets acquired and liabilities assumed at the date of acquisition included $1.4 million for land; $6.1 million for buildings; $2.1 million for tenant improvements and lease-related intangible assets; and $7.6 million for a note payable. The acquisition has been accounted for as a purchase business combination. The results of the property's operations since the acquisition date have been included in the consolidated financial statements.

  Railroad Acquisition

        In August 2007, the Company, through a majority-owned subsidiary, acquired 100% of the ownership interests of East Penn Railroad LLC ("East Penn") for $5.9 million in cash. The estimated

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

3. Business Acquisitions (Continued)

fair value of the primary assets acquired and liabilities assumed at the acquisition date included $7.4 million for property and equipment; $0.9 million for cash and other assets; $1.9 million for deferred grant income; and $0.4 million for other liabilities. East Penn is a short-line freight railroad that hauls a diverse mix of products on approximately 100 miles of railroad lines in the Northeastern United States. The acquisition has been accounted for as a purchase business combination. The results of East Penn's operations since the acquisition date have been included in the consolidated financial statements.

4. Portfolio Assets

        Portfolio Assets are summarized as follows:

	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$3,410	$4,177
Performing Portfolio Assets(1)	64,746	1,266
Loans Acquired After 2004
Loans acquired with credit deterioration	125,108	97,630
Loans acquired with no credit deterioration	2,757	3,871
Other	1,481	1,948

Outstanding balance	197,502	108,892
Allowance for loan losses(1)	(76,365)	(1,723)

Carrying amount of loans, net of allowance	121,137	107,169

Real estate held for sale	17,484	14,832
Real estate held for investment, net(2)	9,592	—

Portfolio Assets, net	$148,213	$122,001

    (1)
    At December 31, 2008, includes Portfolio Assets and related allowance acquired in the step acquisition of UBN, SA in September 2008. Refer to Note 3.

    (2)
    At December 31, 2008, includes lease-related intangible balances of approximately $1.0 million related to the Oregon Short Line Building acquisition. Refer to Notes 1(f) and 3.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

4. Portfolio Assets (Continued)

        In 2008, the Company discontinued using the income recognition model under SOP 03-3 for previously-purchased non-performing loan portfolios in Mexico and Chile. Recognition of income under SOP 03-3 is dependent on management having the ability to develop reasonable expectations as to both the timing and amount of cash flows to be collected. In the event management cannot develop a reasonable expectation of either the timing or amount of cash flows expected to be collected, SOP 03-3 permits the use of the cost-recovery accounting model—which requires collections received to be applied first against the carrying balance of the loan portfolio. Due to uncertainties related to the legal and economic environments, and the lack of validation of certain account components, management determined that it no longer has the ability to develop a reasonable expectation of the timing of cash flows to be collected, and therefore, began accounting for its SOP 03-3 loan portfolios in Mexico and Chile under the cost-recovery accounting model in 2008. The Company's total carrying balances of SOP 03-3 loans accounted for under the cost-recovery method (included in the caption "Loans Acquired After 2004—Loans acquired with credit deterioration" in the table above) approximated $20.7 million and $1.4 million at December 31, 2008 and 2007, respectively.

        Certain Portfolio Assets are pledged to secure a $100.0 million revolving loan facility between FH Partners LLC, an indirect wholly-owned affiliate of FirstCity, and Bank of Scotland (see Note 2). In addition, certain Portfolio Assets are pledged to secure notes payable of certain consolidated affiliates of FirstCity that are generally non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.

        Income from Portfolio Assets is summarized as follows:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$509	$1,780	$2,962
Performing Portfolio Assets	651	1,113	1,483
Loans Acquired After 2004
Loans acquired with credit deterioration	16,733	17,289	4,578
Loans acquired with no credit deterioration	450	1,233	396
Real Estate Portfolios	2,231	1,108	1,325
Other	205	231	243

Income from Portfolio Assets	$20,779	$22,754	$10,987

        During 2008, the Company recorded provisions for loan and impairment losses, net of recoveries, by a charge to income of $16,926,000—which is comprised of impairment charges on real estate portfolios of $2,963,000 and $13,963,000 to allowance for loan losses. During 2007, the Company recorded provisions for loan and impairment losses, net of recoveries, by a charge to income of $1,879,000—which is comprised of impairment charges on real estate portfolios of $407,000 and $1,472,000 to allowance for loan losses.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

4. Portfolio Assets (Continued)

        The changes in the allowance for loan losses are as follows:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Beginning Balance	$(1,723)	$(333)	$(163)
Provisions	(14,832)	(2,385)	(363)
Recoveries	869	913	120
Charge offs	3,151	82	73
Increase due to step acquisition (refer to Note 3)	(66,576)	—	—
Translation adjustments	2,746	—	—

Ending Balance	$(76,365)	$(1,723)	$(333)

        Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing loans acquired after 2004 with evidence of credit deterioration based on estimated future cash flows as of December 31, 2008 and 2007. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company's increase in its estimates of future cash flows. Reclassifications to nonaccretable difference from accretable yield primarily results from allowance charges that exceed the Company's increase in its estimates of future cash flows. Changes in accretable yield for the years ended December 31, 2008 and 2007 were as follows:

	Year ended December 31,
	2008	2007
	(Dollars in thousands)
Beginning Balance	$35,951	$32,339
Additions	24,809	26,327
Accretion	(13,995)	(13,665)
Reclassification from (to) nonaccretable difference	19,057	(4,030)
Disposals	(6,032)	(5,102)
Translation adjustments	(1,676)	82

Ending Balance	$58,114	$35,951

        For the year ended December 31, 2008, the Company adjusted the accretable yield schedules on certain loans to reflect the residual excess of the expected future cash flows over their carrying values. The tabular presentation above for the year ended December 31, 2008 includes a $14.2 million increase to "Reclassification from (to) nonaccretable difference." The adjustment to the underlying accretable yield schedule did not impact the Company's consolidated financial condition or results of operations.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

4. Portfolio Assets (Continued)

        Loans acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Year ended December 31,
	2008	2007
	(Dollars in thousands)
Face value at acquisition	$193,394	$148,529
Cash flows expected to be collected at acquisition, net of adjustments	98,667	91,237
Basis in acquired loans at acquisition(1)	73,858	64,910

    (1)
    Includes $19.0 million of loan portfolios accounted for under the cost-recovery accounting model under SOP 03-3 upon acquisition in 2008.

5. Loans Receivable

        The following is a composition of the Company's loans receivable by loan type and region:

	December 31,
	2008	2007
	(Dollars in thousands)
Domestic:
Commercial and industrial:
Affiliates	$12,794	$—
SBA	19,340	14,518
Other	3,313	2,621
Real estate:
Other	10,801	3,374
Foreign—commercial and industrial:
Affiliates	14,286	5,447

Total loans	60,534	25,960
Less: allowance for loan losses	(615)	(151)

Total loans, net	$59,919	$25,809

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

5. Loans Receivable (Continued)

Loans receivable—affiliates

        Loans receivable—affiliates, which are designated by management as held for investment, are summarized as follows:

	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Outstanding balance	$25,747	$4,967
Capitalized interest	1,333	480

Carrying amount of loans, net	$27,080	$5,447

        A summary of activity in loans receivable—affiliates follows:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Beginning Balance	$5,447	$4,755	$19,606
Advances	24,950	893	12,132
Payments received	(3,837)	(968)	(1,757)
Capitalized interest	853	323	530
Other noncash adjustments	(163)	—	(26,015)
Foreign exchange gains (losses)	(170)	444	259

Ending Balance	$27,080	$5,447	$4,755

        Loans receivable—affiliates represent advances to Acquisition Partnerships and other affiliated entities to acquire portfolios of performing and non-performing commercial and consumer loans and other assets; and senior debt financing arrangements with equity-method investees to provide capital for business expansion and operations. The loans are reported at their outstanding principal balances adjusted for unaccreted discounts, unamortized net loan fees, and the allowance for loan losses. Interest is accrued when earned in accordance with the contractual terms of the loans. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs are generally amortized as level-yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loans receivable—affiliates are generally secured by the underlying collateral that was acquired with the loan proceeds. Advances to affiliates to acquire loan portfolios are secured by the underlying collateral of the individual notes within the portfolios, which is generally real estate; whereas advances to affiliates for business expansion and operation purposes are generally secured by business assets (i.e. accounts, inventory and equipment).

        Management evaluates the need for impairment based upon the performance of the loans and various other factors. Impairment is evaluated on an individual-loan basis by analyzing expected future cash flows and evaluating values of the underlying loan collateral. For advances secured by loan portfolios, management analyzes the expected cash flows within each pool to determine that the cash flows are sufficient to repay these notes. For loans secured by business assets and ownership interests,

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

5. Loans Receivable (Continued)

management analyzes the expected future cash flows from the borrowing entity (discounted for the loan's risk-adjusted rate), and the values of the underlying collateral, to determine whether the Company expects to ultimately collect all contractual principal and interest. The results of management's evaluations indicated that projected cash flows and underlying collateral are sufficient to repay the loans and no allowances for impairment are necessary. The Company recorded no provisions for impairment on loans receivable—affiliates in 2008, 2007 and 2006.

        In August 2006, FirstCity completed a restructuring of its investments in Mexico in a transaction with American International Group, Inc. ("AIG"). As a result, FirstCity eliminated substantially all of its loans receivable approximating $21.3 million from its Mexico Acquisition Partnerships. Equity method losses were recorded to reduce the loans receivable from certain Mexican partnerships, in compliance with EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee, and EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses.

Loans receivable—SBA held for sale

        Loans receivable—SBA held for sale are summarized as follows:

	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Outstanding balance	$4,840	$133
Capitalized costs	61	—

Carrying amount of loans, net	$4,901	$133

        Changes in loans receivable—SBA held for sale are as follows:

	Year ended December 31,
	2008	2007
	(Dollars in thousands)
Beginning Balance	$133	$—
Purchases of loans	—	18,355
Originations and advances of loans	9,736	1,661
Payments received	(120)	(1,655)
Capitalized costs	61	—
Loans sold, net	(4,909)	(17,764)
Transferred to held for investment	—	(464)

Ending Balance	$4,901	$133

        Loans receivable—SBA held for sale represent U.S. Small Business Administration ("SBA") loans acquired by the Company in February 2007 and SBA loan originations and advances made since such time. SBA loans held for sale represent the portions of the loans that are guaranteed by the SBA, and are reflected at the lower of aggregate cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The carrying value of SBA loans held

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

5. Loans Receivable (Continued)

for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale. SBA loans are generally secured by the borrowing entities' assets such as accounts, property and equipment, and other business assets. The Company generally sells the guaranteed portion of each loan to a third party and retains the servicing rights. The difference between the proceeds received and the allocated carrying value of the loans sold are recognized as net gains on sales of loans. The non-guaranteed portion is generally held in the portfolio and classified as held for investment. The Company recorded no write-downs of SBA loans held for sale below their cost in 2008 and 2007.

Loans receivable—SBA held for investment, net

        Loans receivable—SBA held for investment are summarized as follows:

	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Outstanding balance	$15,509	$15,727
Allowance for loan losses	(34)	(151)
Discounts, net	(1,120)	(1,346)
Capitalized costs	50	4

Carrying amount of loans, net	$14,405	$14,234

        Changes in loans receivable—SBA held for investment are as follows:

	Year ended December 31,
	2008	2007
	(Dollars in thousands)
Beginning Balance	$14,234	$—
Purchases of loans	—	17,407
Originations and advances of loans	3,236	554
Payments received	(3,061)	(4,167)
Capitalized costs	46	4
Provision for SBA loan losses, net	117	(151)
Discount accretion, net	226	155
Charge offs	(393)	(32)
Transferred from held for sale	—	464

Ending Balance	$14,405	$14,234

        Loans receivable—SBA held for investment represent SBA loans acquired by the Company in February 2007 and SBA loan originations and advances made since such time. SBA loans held for investment are reported at their outstanding principal balances adjusted for unaccreted discounts, unamortized net loan costs, and the allowance for loan losses. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs as well as premiums and discounts are amortized as level yield adjustments over the respective

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

5. Loans Receivable (Continued)

loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. SBA loans held for investment are generally secured by the borrowing entities' assets such as accounts, property and equipment, and other business assets. The loans are evaluated for impairment on an individual-loan basis based upon performance of the loans and other factors, such as industry concentrations and loan collateral, which also impacts management's estimates of the impairment. Impairment is evaluated by analyzing the expected future cash flows from the borrowing entity (discounted for the loan's risk-adjusted rate), and the values of the underlying collateral, to determine whether the Company expects to ultimately collect all contractual principal and interest. The adequacy of the allowance for loan losses is reviewed by management on a regular basis and adjustments, if necessary, are reflected in operations during the periods in which they become known. Considerations in this evaluation include past and current loss experience, risks inherent in the current portfolio, and evaluation of commercial and real estate collateral as well as current economic conditions.

        Changes in the allowance for loan losses on loans receivable—SBA held for investment are as follows:

	Year ended December 31,
	2008	2007
	(Dollars in thousands)
Beginning Balance	$(151)	$—
Provisions	(268)	(182)
Recoveries	20	—
Charge Offs	365	31

Ending Balance	$(34)	$(151)

  Loans receivable—other

        Loans receivable—other, which are designated by management as held for investment, are summarized as follows:

	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Outstanding balance	$13,929	$5,502
Allowance for loan losses	(581)	—
Discounts, net	(20)	(24)
Capitalized interest and costs	205	517

Carrying amount of loans, net	$13,533	$5,995

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

5. Loans Receivable (Continued)

        Changes in loans receivable—other are as follows:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Beginning Balance	$5,995	$23,991	$—
Advances	14,236	9,246	18,298
Payments received	(5,757)	(28,175)	—
Capitalized interest and costs	(313)	518	—
Provision for loan impairment	(581)	—	—
Other noncash adjustments	—	—	5,737
Discount accretion, net	12	163	63
Foreign exchange gains (losses)	(59)	252	(107)

Ending Balance	$13,533	$5,995	$23,991

        Loans receivable—other include loans made to non-affiliated entities and are secured by the borrowing entities' assets such as accounts receivable, inventory, property and equipment, and various other assets. The loans are reported at their outstanding principal balances adjusted for unaccreted discounts, unamortized loan fees, and the allowance for loan losses. Interest is accrued when earned in accordance with the contractual terms of the loans. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs are generally amortized as level-yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Management evaluates the need for impairment based upon the performance of the loans and various other factors. Impairment is evaluated on an individual-loan basis by analyzing the expected future cash flows from the borrowing entity (discounted for the loan's risk-adjusted rate), and the values of the underlying collateral, to determine whether the Company expects to ultimately collect all contractual principal and interest. The results of management's evaluations resulted in impairment provisions of $581,000 recorded in 2008 (no impairment provisions were recorded in 2007 and 2006).

6. Equity Investments

        The Company has investments in Acquisition Partnerships and their general partners, and investments in servicing and operating entities, that are accounted for under the equity method of accounting. The condensed combined financial position and results of operations of the Acquisition

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

6. Equity Investments (Continued)

Partnerships (which include the domestic and foreign Acquisition Partnerships and their general partners), and the servicing and operating entities are summarized as follows:

Condensed Combined Balance Sheets

	December 31,
	2008	2007
	(Dollars in thousands)
Acquisition Partnerships:
Assets	$297,805	$457,490

Liabilities	$92,654	$141,430
Net equity	205,151	316,060

	$297,805	$457,490

Servicing and operating entities:
Assets	$113,008	$98,978

Liabilities	$64,053	$39,634
Net equity	48,955	59,344

	$113,008	$98,978

Total:
Assets	$410,813	$556,468

Liabilities	$156,707	$181,064
Net equity	254,106	375,404

	$410,813	$556,468

Equity investment in Acquisition Partnerships	$46,084	$76,078
Equity investment in servicing and operating entities	26,903	11,544

	$72,987	$87,622

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

6. Equity Investments (Continued)

Condensed Combined Summary of Operations

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Acquisition Partnerships:
Income from Portfolio Assets	$86,612	$96,475	$86,732
Other income	1,540	1,103	2,171

Revenues	88,152	97,578	88,903
Interest expense	10,517	11,413	13,624
Average cost (annualized)	8.77%	12.46%	6.49%
Service fees	23,011	21,185	18,225
Provision for loan and impairment losses	21,132	16,798	857
Asset-level expenses	12,321	12,180	10,049
Other operating costs	10,996	8,070	7,524
Foreign currency (gains) losses	14,473	(689)	10,502
Income tax and other taxes	1,785	(1,837)	5,217

Expenses	94,235	67,120	65,998
Equity in earnings of investments	1,567	1,627	1,499

Net earnings (loss)	$(4,516)	$32,085	$24,404

Servicing and operating entities:
Income from Portfolio Assets	$36,295	$26,543	$24,824
Servicing fees	40,321	25,285	14,560
Other income, net	27,845	2,662	2,518

Total revenues	104,461	54,490	41,902
Expenses	102,364	45,428	35,051

Net earnings	$2,097	$9,062	$6,851

Equity in earnings of Acquisition Partnerships	$962	$9,542	$10,927
Equity in earnings of servicing and operating entities	(734)	1,402	829

	$228	$10,944	$11,756

        In September 2008, the Company, through a wholly-owned subsidiary, acquired an additional 7.75% ownership interest in UBN (refer to Note 3). As a result of the additional equity purchase, the Company's ownership interest in UBN increased to 53.5%, resulting in UBN converting from an equity-method investment to a consolidated subsidiary of the Company at the acquisition date. The Company previously accounted for its investment in UBN under the equity method of accounting. As such, the assets, liabilities and equity of UBN are not included in the applicable balance sheet tables above and below at December 31, 2008; and its results of operations from September 9, 2008 to December 31, 2008 are not included in the applicable earnings tables above and below for the year ended December 31, 2008.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

6. Equity Investments (Continued)

        In 2008, the Company discontinued using the income recognition model under SOP 03-3 for previously-purchased non-performing loan portfolios in Mexico and Chile (refer to Note 4). In accordance with SOP 03-3, the Acquisition Partnerships now account for their SOP 03-3 loan portfolios in Mexico and Chile under the cost-recovery model—which requires collections received to be applied first against the recorded amount of the loan portfolio. At December 31, 2008 and 2007, the Acquisition Partnerships' total carrying balances of SOP 03-3 loans accounted for under the cost-recovery method approximated $136.2 million and $0, respectively.

        The combined assets and equity (deficit) of the underlying Acquisition Partnerships and the servicing and operating entities, and the Company's equity investments in those entities are summarized by geographic region below. The WAMCO Partnerships represent domestic Texas limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.

	December 31,
	2008	2007
	(Dollars in thousands)
Assets:
Domestic:
WAMCO Acquisition Partnerships	$54,621	$87,086
Other Acquisition Partnerships	7,628	7,758
Operating entities	19,787	—
Latin America:
Bidmex Holding, LLC (Acquisition Partnership)	72,967	99,305
Other Acquisition Partnerships	69,373	101,475
Servicing entities	993	4,060
Europe:
UBN, SA (Acquisition Partnership)—see Note 3	—	21,794
Other Acquisition Partnerships	93,216	140,072
Servicing entities	92,228	94,918

	$410,813	$556,468

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

6. Equity Investments (Continued)

	December 31,
	2008	2007
	(Dollars in thousands)
Equity:
Domestic:
WAMCO Acquisition Partnerships	$25,437	$44,309
Other Acquisition Partnerships	4,177	4,237
Operating entities	3,709	—
Latin America:
Bidmex Holding, LLC (Acquisition Partnership)	71,657	98,032
Other Acquisition Partnerships	56,759	70,076
Servicing entities	1,972	3,868
Europe:
UBN, SA (Acquisition Partnership)—see Note 3	—	19,728
Other Acquisition Partnerships	47,121	79,678
Servicing entities	43,274	55,476

	$254,106	$375,404

Equity investment in Acquisition Partnerships:
Domestic:
WAMCO Acquisition Partnerships	$12,598	$22,065
Other Acquisition Partnerships	1,944	2,064
Operating entities	953	—
Latin America:
Bidmex Holding, LLC (Acquisition Partnership)	12,773	16,165
Other Acquisition Partnerships	5,884	5,390
Servicing entities	2,876	4,608
Europe:
UBN, SA (Acquisition Partnership)—see Note 3	—	9,085
Other Acquisition Partnerships	12,885	21,309
Servicing entities	23,074	6,936

	$72,987	$87,622

        Revenues and earnings (losses) of the underlying Acquisition Partnerships and the servicing and operating entities, and the Company's share of equity in earnings (losses) of those entities are summarized by geographic region below.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

6. Equity Investments (Continued)

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Revenues:
Domestic:
WAMCO Acquisition Partnerships	$10,362	$17,954	$26,136
Other Acquisition Partnerships	553	974	1,843
Operating entities	24,563	—	—
Latin America:
Bidmex Holding, LLC (Acquisition Partnership)	12,549	26,066	9,537
Other Acquisition Partnerships	23,506	16,766	28,115
Servicing entities	13,221	10,529	—
Europe:
UBN, SA (Acquisition Partnership)	1,629	2,756	2,302
Other Acquisition Partnerships	39,553	33,062	20,970
Servicing entities	66,677	43,961	41,902

	$192,613	$152,068	$130,805

Net earnings:
Domestic:
WAMCO Acquisition Partnerships	$(2,733)	$4,643	$13,332
Other Acquisition Partnerships	(802)	(19)	493
Operating entities	2,410	—	—
Latin America:
Bidmex Holding, LLC (Acquisition Partnership)	(18,714)	6,065	2,904
Other Acquisition Partnerships	(819)	964	(9,772)
Servicing entities	(1,104)	512	—
Europe:
UBN, SA (Acquisition Partnership)	2,845	4,071	3,612
Other Acquisition Partnerships	15,707	16,361	13,835
Servicing entities	791	8,550	6,851

	$(2,419)	$41,147	$31,255

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

6. Equity Investments (Continued)

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Equity in earnings of Acquisition Partnerships:
Domestic:
WAMCO Acquisition Partnerships	$(1,565)	$2,343	$6,431
Other Acquisition Partnerships	(351)	(59)	71
Operating entities	953	—	—
Latin America:
Bidmex Holding, LLC (Acquisition Partnership)	(2,760)	888	410
Other Acquisition Partnerships	545	422	(599)
Servicing entities	(556)	250	79
Europe:
UBN, SA (Acquisition Partnership)	1,250	1,845	1,571
Other Acquisition Partnerships	3,843	4,103	3,043
Servicing entities	(1,131)	1,152	750

	$228	$10,944	$11,756

        At December 31, 2008, the Company had $32.1 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In general, the type of risk hedged relates to the foreign currency exposure of net investments in Europe caused by movements in Euro exchange rates. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be offset by corresponding changes in the values of the Euro-denominated debt. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments. The net foreign currency translation gain (loss) included in accumulated other comprehensive income relating to the Euro-denominated debt was $2,629,000 for 2008, ($2,365,000) for 2007 and $($2,509,000) for 2006.

        During the third quarter of 2006, FirstCity completed a total restructure of its investments in Mexico in a transaction which aligned FirstCity with AIG. FirstCity received a payment of $1.9 million of incentive service fees and recorded a gain on sale of $1.2 million from the sale of certain assets by Cargill Financial Services International, Inc. and FirstCity affiliates as a result of this restructure. The net impact for the third quarter of 2006 from this transaction was $2.2 million net of expenses and intercompany eliminations. Subsequent to this transaction, Bidmex Holding LLC now owns 100% of the related Mexican investments, and FirstCity has a 9% senior and 6% subordinated equity investment in Bidmex Holding LLC (refer to Note 16).

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

7. Notes Payable

        Notes payable consisted of the following:

	December 31,
	2008	2007
	(Dollars in thousands)
Notes payable to banks:
Senior Credit Facility, secured and with recourse to the Company:
US Dollar denominated—LIBOR-indexed (0.4651% at December 31, 2008) plus 2.0% to 2.5%, due November 2010	$96,380	$31,260
US Dollar denominated—fixed rate at 7.86%, due November 2010	—	30,000
Euro currency denominated—LIBOR-indexed (2.756% at December 31, 2008) plus 2.0% to 2.5%, due November 2010	32,125	41,510
Prime (3.25% at December 31, 2008) plus .5%, due November 2010	2,000	—
Subordinated Credit Facility of $25 million, secured and with recourse to the Company the Company—option of LIBOR plus 5%, or prime plus 3%, or fixed rate, due November 2010	7,488	—
Acquisition facility secured by assets of FH Partners, LLC and guaranteed by the Company, LIBOR-indexed (1.185% at December 31, 2008) plus 2.00%, due November 2010	68,015	48,199
Term loan secured by assets of FC Washington, L.P. and guaranteed by the Company, fixed rate at 5.0%, due May 2011	707	1,337
Term loan secured by Bank of Scotland letter of credit, rate based on 28 day Mexican index rate (TIIE) plus 2.0%, due November 2009	10,766	13,544
Revolving loan facility secured by assets of American Business Lending, Inc., LIBOR (1.9113% at December 31, 2008) plus 2.625%, or the greater of Wells Fargo prime or 7.5%, due January 2010	13,449	7,594
Term loan secured by assets of MPortfolio Corporation, LIBOR-indexed (4.9962% at December 31, 2007) plus 1.75%, due June 2010	—	3,100
Term loan secured by assets of East Penn Railroad LLC, LIBOR-indexed (0.75% at December 31, 2008) plus 2.25%, due March 2011	3,490	—
Term loan secured by assets of Oregon Short Line Building LLC, fixed rate at 6.07%, due April 2016	7,556	—
Other: Secured borrowing	913	785

	242,889	177,329

Note payable to affiliate:
Term loan secured by assets of FC Acquisitions, SRL de CV, fixed rate at 20.0%, due June 2020	8,658	—

Total notes payable	$251,547	$177,329

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

7. Notes Payable (Continued)

        Refer to Note 2 for a description of terms related to the Company's Senior Credit Facility at December 31, 2008 and other matters concerning the Company's liquidity.

        Under terms of certain borrowings, the Company and its subsidiaries are required to maintain certain tangible net worth levels and debt to equity and debt service coverage ratios. The terms also restrict future levels of debt. At December 31, 2008, the Company was in compliance with the aforementioned covenants. The aggregate maturities of notes payable for the five years ending December 31, 2012 are as follows: $10,882,000 in 2009, $219,475,000 in 2010, $4,219,000 in 2011, $23,000 in 2012, $630,000 in 2013, and $16,318,000 thereafter.

8. Segment Reporting

        At December 31, 2008, the Company was engaged in two major business segments—Portfolio Asset Acquisition and Resolution and Special Situations Platform.

        In the Portfolio Asset Acquisition and Resolution business, the Company acquires and resolves portfolios of performing and non-performing loans and other assets (collectively, "Portfolio Assets" or "Portfolios"), which are generally acquired at a discount to their legal principal balance or appraised value. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally aggregated, including loans of varying qualities that are secured or unsecured by diverse collateral types and real estate. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based either on real estate, business assets or other collateral cash flow. Portfolio Assets are acquired on behalf of the Company or its consolidated subsidiaries, and on behalf of legally independent domestic and foreign partnerships and other entities ("Acquisition Partnerships" or "WAMCO Partnerships") in which a partially-owned affiliate of the Company is the general partner and the Company and other investors are limited partners. The Company services, manages and ultimately resolves or otherwise disposes of substantially all Portfolio Assets acquired by the Company, its Acquisition Partnerships, or other related entities. The Company services such assets until they are collected or sold.

        The Company engages in its Special Situations Platform business through its majority ownership interest in FirstCity Denver Investment Corp. ("FirstCity Denver" or "FirstCity Crestone")—which was formed in April 2007. Through its Special Situations Platform, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements. The nature of the capital investments primarily takes the form of senior and junior financing arrangements, but also include direct equity investments, common equity warrants, distressed debt transactions, and leveraged buyouts. FirstCity Denver's primary investment objective is to generate both current income and capital appreciation through debt and equity investments, and to generally structure the investments to be repaid or exited in twelve to thirty-six months.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

8. Segment Reporting (Continued)

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$10,813	$10,390	$12,906
Income from Portfolio Assets	20,779	22,754	10,987
Gain on sale of SBA loans held for sale, net	227	723	—
Interest income from SBA loans	1,606	2,140	—
Interest income from loans receivable—affiliates	1,271	560	1,498
Interest income from loans receivable—other	696	3,492	576
Other income	3,010	1,828	1,555

Total	38,402	41,887	27,522

Expenses:
Interest and fees on notes payable	15,816	18,060	8,311
Salaries and benefits	14,870	12,558	11,428
Provision for loan and impairment losses	17,173	2,061	271
Asset-level expenses	5,433	3,264	1,296
Occupancy, data processing and other	6,499	5,197	5,233
Minority interest	(386)	119	(97)

Total	59,405	41,259	26,442

Equity in earnings of investments	(724)	10,944	11,756
Gain on sale of subsidiaries and equity investments	—	207	2,459

Operating contribution before direct taxes	$(21,727)	$11,779	$15,295

Operating contribution, net of direct taxes	$(21,834)	$11,534	$15,104

Special Situations Platform:
Revenues:
Interest income from loans receivable—affiliates	$1,210	$—	$—
Interest income from loans receivable—other	1,070	330	—
Revenue from railroad operations	2,542	982	—
Other income	1,586	18	—

Total	6,408	1,330	—

Expenses:
Interest and fees on notes payable	429	—	—
Salaries and benefits	1,884	766	—
Provision for loan and impairment losses	581	—	—
Asset-level expenses	199	243	—
Occupancy, data processing and other	2,128	517	—
Minority interest	145	(120)	—

Total	5,366	1,406	—

Equity in earnings of investments	952	—	—

Operating contribution before direct taxes	$1,994	$(76)	$—

Operating contribution, net of direct taxes	$1,888	$(102)	$—

Total operating income, net of direct taxes	$(19,946)	$11,432	$15,104

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

8. Segment Reporting (Continued)

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Corporate Overhead:
Salaries and benefits, occupancy, professional and other income and expenses, net	6,738	8,737	5,245
Income taxes	19,991	510	(18)

Earnings (loss) from continuing operations	$(46,675)	$2,185	$9,877

        Revenues and equity in earnings of investments from the Special Situations Platform segment are all attributable to domestic operations. Revenues and equity in earnings of investments from the Portfolio Asset Acquisition and Resolution segment are attributable to domestic and foreign operations as summarized as follows:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Domestic	$21,462	$32,520	$22,063
Latin America	10,158	12,068	11,191
Europe	6,015	8,055	5,913
Other	43	188	111

Total	$37,678	$52,831	$39,278

        Total assets for each of the segments and a reconciliation to total assets are as follows:

	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Cash and cash equivalents	$19,103	$23,037
Restricted cash	1,217	509
Portfolio acquisition and resolution assets:
Domestic	167,211	149,717
Latin America	42,426	33,450
Europe	48,612	46,701
Other	228	371
Special situations platform assets	37,786	13,361
Deferred tax asset, net	—	20,101
Other non-earning assets, net	12,354	10,872

Total assets	$328,937	$298,119

9. Stockholders' Equity

        The holders of shares of the Company's common stock are entitled to one vote for each share on all matters submitted to a vote of common stockholders. In order to preserve certain tax benefits available to the Company, transactions involving stockholders holding or proposing to acquire more than 4.75% of outstanding common shares are prohibited unless the prior approval is obtained from the Company's Board of Directors.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

9. Stockholders' Equity (Continued)

        BoS(USA) is entitled to additional warrants in connection with its existing warrant for 425,000 shares to retain its ability to acquire and own approximately 4.86% of the Company's common stock.

        The Company's Board of Directors may issue an additional series of optional preferred stock and designate the relative rights and preferences of the optional preferred stock when and if issued. Such rights and preferences can include liquidation preferences, redemption rights, voting rights and dividends and shares can be issued in multiple series with different rights and preferences. The Company has no current plans for the issuance of an additional series of optional preferred stock.

        On August 14, 2006, FirstCity announced that the Board of Directors authorized a stock repurchase plan providing for the purchase of up to 1,000,000 shares of the Company's common stock, with purchases to be made over a period of twelve months. In 2008 and 2007, FirstCity repurchased 919,500 and 50,200 shares, respectively, of the Company's common stock on the open market for approximately $4.9 million and $0.4 million, respectively. On February 6, 2008, the Board of Directors amended the stock repurchase plan to provide for the repurchase of an additional 500,000 shares (up to a total of 1,500,000 shares) and the plan was extended to August 30, 2009. On October 10, 2008, FirstCity completed the purchase of stock under its stock repurchase plan. During the period August 14, 2006 through October 10, 2008, FirstCity purchased 1,500,000 shares of its common stock pursuant to the stock repurchase plan for an aggregate purchase price of $10.9 million (average cost of $7.28 per share).

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

        FirstCity adopted SFAS 123R using the modified prospective transition method beginning January 1, 2006. Accordingly, during 2006, the Company recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, FirstCity recognized compensation expense using the straight-line amortization method. For stock-based awards granted after January 1, 2006, the Company recognizes compensation expense based on the estimated grant date fair value method using the Black-Scholes options-pricing model. For these awards, FirstCity recognizes compensation expense using a straight-line amortization method. As SFAS 123R requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for 2008 has been reduced for estimated forfeitures. When estimating forfeitures, FirstCity considers voluntary

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

10. Stock Based Compensation (Continued)

termination behaviors as well as trends of actual option forfeitures. The impact on the results of operations of recording stock-based compensation for 2008, 2007 and 2006 was as follows:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Amount of compensation cost recognized in expenses	$623	$643	$651
Tax benefit recognized in income	$—	$—	$—
Amount capitalized as part of an asset	$—	$—	$—

        SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. Cash received from options exercised during 2008, 2007 and 2006 was $12,000, $35,000 and $68,000, respectively.

        The fair value of stock options granted was estimated on the date of grant using the Black-Scholes options-pricing model. Expected volatilities are based on historical volatility of the Company's stock. The Company estimated the expected term of its unvested options by taking the average of the vesting term remaining and the contractual term of the option ("simplified method"), as illustrated in SEC Staff Accounting Bulletin No. 107. The Company used the simplified method of estimating the expected term of the share options since the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options' expected life. The following table sets forth the weighted average assumptions used to calculate the fair value of the stock options for 2008, 2007 and 2006.

	Year ended December 31,
	2008	2007	2006
Weighted average grant date fair value	$3.05	$6.71	$6.71
Volatility	78%	78%	82%
Risk-free interest rate	3.73%	3.96% – 4.48%	4.88%
Expected life in years	5	5 – 6.25	5
Dividend yield	Zero	Zero	Zero

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

10. Stock Based Compensation (Continued)

        Stock option activity during the years indicated is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2005	755,850	$7.02
Granted	35,000	9.84
Exercised	(9,750)	6.93
Expired	—	—
Forfeited	(2,000)	27.25

Outstanding at December 31, 2006	779,100	$7.10
Granted	181,500	9.50
Exercised	(10,000)	3.48
Expired	(37,950)	27.25
Forfeited	(33,500)	9.66

Outstanding at December 31, 2007	879,150	$6.67
Granted	30,000	4.69
Exercised	(5,000)	2.43
Expired	(7,500)	29.69
Forfeited	(85,500)	8.28

Outstanding at December 31, 2008	811,150	$6.24	5.20	$1,663

Exercisable at December 31, 2006	582,363	$6.51

Exercisable at December 31, 2007	638,200	$5.61

Exercisable at December 31, 2008	703,237	$5.69	4.70	$1,663

        The total intrinsic value of stock options exercised during 2008, 2007 and 2006 was $13,000, $56,000 and $36,000, respectively. As of December 31, 2008, there was approximately $688,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 2.3 years.

        A summary of the status and changes of FirstCity's non-vested shares as of December 31, 2008, and changes during 2008 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2008	240,950	$6.89
Granted	30,000	$3.05
Vested	(141,787)	$5.83
Forfeited	(21,250)	$7.61

Non-vested at December 31, 2008	107,913	$7.06

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

11. Income Taxes

        Income tax expense from continuing operations consists of:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Federal and state current benefit (expense)	$164	$(852)	$(186)
Federal deferred expense	(20,101)	—	—
Foreign current benefit (expense)	(169)	71	(113)
Foreign deferred benefit (expense)	(98)	—	126

Total	$(20,204)	$(781)	$(173)

        The actual income tax expense attributable to earnings from continuing operations differs from the expected tax expense (computed by applying the federal corporate tax rate of 35% to earnings from continuing operations before income taxes, minority interest and accounting change) as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Computed expected tax benefit (expense)	$9,349	$(1,038)	$(3,484)
Reduction in income taxes resulting from:
Change in valuation allowance	(29,450)	1,038	3,484
Alternative minimum tax and state and foreign income tax	(103)	(781)	(173)

	$(20,204)	$(781)	$(173)

        The following table displays the significant components of our deferred tax assets, deferred tax liabilities, and valuation allowance as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	(Dollars in thousands)
Deferred tax assets (liabilities):
Investments in Acquisition Partnerships, principally due to differences in basis for tax and financial reporting purposes	$12,286	$3,732
Intangibles, principally due to differences in amortization	485	326
Tax basis in fixed assets less than book	49	(16)
Foreign non-repatriated earnings	(5,208)	(3,028)
Capital loss carryforward	18,342	18,342
Other	1,714	(16,252)
Federal net operating loss carryforwards	78,371	78,028

Net gross deferred tax assets	106,039	81,132
Valuation allowance	(106,039)	(61,031)

Net deferred tax assets	$—	$20,101

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

11. Income Taxes (Continued)

        In accordance with SFAS 109, the Company recognizes deferred tax assets and liabilities for future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carryforwards. The Company evaluates its deferred tax assets for recoverability using a consistent approach which considers the relative impact of negative and positive evidence, including our historical profitability and projections for future taxable income. Under SFAS 109, we are required to establish a valuation allowance for deferred tax assets and record a charge to operations if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, significant weight is given to evidence that can be objectively verified. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws between our projected operating performance, our actual results and other factors.

        At December 31, 2008, the Company is in a cumulative book taxable loss position and has been for more than a twelve-quarter period. For purposes of evaluating the need for a deferred tax valuation allowance under SFAS 109, this cumulative book taxable loss position is considered to be objectively verifiable evidence that we may not be able to realize our deferred tax assets in the future. As such, during the quarter ended December 31, 2008, the Company established a full valuation allowance for the deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. Our cumulative book loss position was caused by the negative impact on our results of operations from a general decline in global economic conditions over the past year, which dramatically weakened in the fourth quarter of 2008, causing a significant increase in our pre-tax loss due primarily to significantly higher impairments of certain loan and real estate portfolios. In 2007 and 2006, the Company adjusted the previously-established allowance by $37.8 million and $65.6 million, respectively. The adjustments in 2007 and 2006 to the valuation allowance included decreases of $36.8 million and $62.1 million, respectively, due to expired net operating losses.

        Regardless of the deferred tax valuation allowance established in 2008, the Company continues to retain net operating loss carryforwards for federal income tax purposes of approximately $224 million available to off-set future federal taxable income, if any, through the year 2027. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it may be able to reduce its effective tax rate by reducing the valuation allowance.

        On October 1, 2007 the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or "Flat Tax") in Mexico was published. The Flat Tax law was effective on January 1, 2008 and replaces the existing asset-based tax. The Flat Tax applies to a different tax base than the income tax and will be paid if the Flat Tax exceeds the income tax computed under existing law. In accordance with SFAS 109, the effects of the Flat Tax should be reflected in the consolidated financial statements. The Flat Tax did not significantly impact the Company's deferred tax assets recognized as of December 31, 2008.

        Beginning with the adoption of FIN 48 as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

11. Income Taxes (Continued)

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

        The gross amount of unrecognized tax benefits on uncertain tax positions as of December 31, 2008 approximated $349,000, which if recognized, would impact the Company's effective income tax rate. A reconciliation of unrecognized tax benefits for 2008 follows (dollars in thousands):

Balance at January 1, 2007	$110
Additions based on tax positions related to 2007	544
Payments and settlements	(75)

Balance at December 31, 2007	579
Payments and settlements	(2)
Lapse of statute of limitations	(228)

Balance at December 31, 2008	$349

        Over the next twelve months, due to the expiration of the statute of limitations related to certain UTBs, the Company anticipates that it is reasonably possible that the amount of UTBs could be reduced by approximately $50,000, which would impact the Company's effective tax rate. The Company records interest and penalties related to income tax uncertainties in the provision for income taxes. At December 31, 2008, interest and penalties of $122,000 are included in "Other liabilities" as income taxes payable.

        In a letter dated March 26, 2008, the Internal Revenue Service notified FirstCity of the completion of its examination on the Company's 2004 federal income tax return. The examination resulted in no changes to FirstCity's original tax return as filed. FirstCity currently files tax returns in approximately 35 states and is currently being examined in three states for the year 2004. Tax year 1994 and subsequent years are open to federal examination, and tax year 2004 and subsequent years are open to state examination.

12. Employee Benefit Plan

        The Company has a defined contribution 401(k) employee profit sharing plan pursuant to which the Company matches employee contributions at a stated percentage of employee contributions to a defined maximum. The Company's contributions to the 401(k) plan were $184,000 in 2008, $149,000 in 2007 and $138,000 in 2006.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

13. Leases

        The Company leases its corporate headquarters under a non-cancellable operating lease. The lease calls for monthly payments of $12,000 through its expiration in December 2011. Rental expense under this lease was $144,000 for 2008 and 2007; and $122,000 for 2006. The Company also leases office space and equipment under operating leases expiring in various years prior to 2015. Rental expense under these leases for 2008, 2007 and 2006 was $793,000, $704,000 and $588,000, respectively. As of December 31, 2008, the future minimum lease payments under all non-cancellable operating leases are as follows: $771,000 in 2009; $543,000 in 2010; $517,000 in 2011; $369,000 in 2012; $313,000 in 2013; and $212,000 thereafter.

14. Variable Interest Entities

        The Company enters into various types of on and off-balance sheet transactions with VIEs in the normal course of business. FIN 46R requires an entity to consolidate a VIE if that entity is determined to be the primary beneficiary. In general, a VIE is an entity (1) that has total equity at risk that is not sufficient to finance its principal activities without additional subordinated financial support from other entities; (2) where the group of equity owners does not have the ability to make significant decisions about the entity's activities; (3) where the group of equity owners does not have the obligation to absorb losses or the right to receive residual returns generated by its operations, or both; or (4) where the voting rights of some investors are not proportional to their obligations to absorb the losses or the right to receive residual returns of the entity, or both, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. If any of these characteristics is present, the entity is subject to a variable interests consolidation analysis, and consolidation is based on variable interests, and not solely on ownership of the entity's outstanding voting stock. Variable interests are generally defined as contractual, ownership or other economic interests in an entity that change with fluctuations in the entity's net asset value.

        If an entity is a VIE, we determine if our variable interest causes us to be considered the primary beneficiary. We are the primary beneficiary and are required to consolidate the entity if we absorb a majority of expected losses or receive a majority of residual returns (if the losses or returns occur), or both. In making the determination as to whether we are the primary beneficiary, we evaluate the design of the entity, including the risks that cause variability, the purpose for which the entity was created, and the variability that the entity was designed to create and pass along to its interest holders. When the primary beneficiary cannot be identified through qualitative analysis, we use internal cash flow models to compute and allocate expected losses or residual returns to each variable interest holder. The allocation of expected cash flows is based upon the relative contractual rights and preferences of each interest holder in the VIE's capital structure.

        In order to determine if we are considered to be the primary beneficiary of a VIE, we first perform a qualitative analysis, which requires certain subjective decisions regarding our assessments, including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties, and the purpose of the arrangement. If we cannot conclude after qualitative analysis whether we are the primary beneficiary, we perform a quantitative analysis. Quantifying the variability of a VIE's assets is complex and subjective, requiring analysis of a significant number of possible future outcomes as well as probability of each outcome occurring. The result of each possible outcome is allocated to the parties holding

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

14. Variable Interest Entities (Continued)

interests in the VIE and, based on the allocation, a calculation is performed to determine which party, if any, is the primary beneficiary.

        The following provides a summary for which the Company has entered into significant transactions with different types of VIEs:

        Acquisition Partnership VIEs—The Company is involved with certain Acquisition Partnerships that were formed with one or more investors to invest in Portfolio Assets. These Acquisition Partnership VIEs are typically financed through debt and/or equity provided by the investors (including FirstCity). The investors and third-party creditors generally have recourse only to the extent of the assets held by these VIEs. The Acquisition Partnerships included in this disclosure are VIEs because generally they do not have sufficient equity to finance their activities without additional subordinated financial support, or the investors do not have the ability to make significant decisions about the Acquisition Partnership's activities. The Company is not the primary beneficiary of the Acquisition Partnership VIEs as the majority of the variable interests are expected to accrue to the other investors. The Company does not generally provide financial support to any Acquisition Partnership VIE beyond that which is contractually required.

        Operating Entity VIEs—The Company has significant variable interests with certain operating entities (including a loan servicing entity). FirstCity provided financing in the form of debt or equity to help finance the activities of the Operating Entity VIEs. The voting interests of the Operating Entity VIEs are either wholly-owned or majority-owned by non-affiliated investors. The investors and creditors, including FirstCity, generally have recourse only to the extent of the assets held by these VIEs. The Operating Entities included in this disclosure are VIEs because generally they do not have sufficient equity to finance their activities without additional subordinated financial support. The Company is not the primary beneficiary of the Operating Entity VIEs as the majority of the variable interests are expected to accrue to other non-affiliated investors. The Company does not generally provide financial support to any Operating Entity VIE beyond that which is contractually required.

        The following table summarizes the carrying amounts of the assets and liabilities and the maximum loss exposure as of December 31, 2008 related to the Company's variable interests in non-consolidated VIEs. The Company does not have any consolidated VIEs for which it holds a minority voting interest in the entity.

	Assets on FirstCity's Balance Sheet
				FirstCity's Maximum Exposure to Loss(1)
Type of VIE	Loans Receivable	Equity Investment	Liabilities on FirstCity's Balance Sheet
	(Dollars in thousands)
Acquisition Partnership VIEs	$2,194	$21,304	$25	$25,078
Operating Entity VIEs	19,398	687	—	20,085

Net assets acquired	$21,592	$21,991	$25	$45,163

(1)
Includes maximum exposure to loss attributable to FirstCity's debt guarantees provided for certain Acquisition Partnership VIEs

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

15. Other Related Party Transactions

        In 2008, FC Acquisitions SRL de CV ("FC Acquisitions"), an indirect majority-owned Mexican affiliate of FirstCity, acquired a loan portfolio in Mexico. Through a series of related-party transactions, the final funding for the transaction resulted in a note payable to MCS Trust SA de CV ("MCS Trust") by FC Acquisitions, in addition to a note receivable from MCS Trust held by BMX Holding III LLC ("BMX Holding III"), an indirect majority-owned affiliate of FirstCity. The accounts of MCS Trust are consolidated by BMX Holding II, an entity that is treated as an equity-method investment by FirstCity due to its 8.0% ownership interest in BMX Holding II. All intercompany transfers approximated $8.7 million, and both notes carry an interest rate of 20.0%. At December 31, 2008, the note receivable held by BMX Holding III had a carrying amount of $8.7 million and was reported in "Loans receivable—affiliates" on the Company's consolidated balance sheet. The terms and carrying amount of the note payable to MCS Trust are summarized in Note 7.

        The Company has contracted with the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees and due diligence fees (included in other income) derived from such affiliates approximated $8.2 million in 2008; $9.7 million in 2007; and $12.6 million in 2006.

        FirstCity Servicing Corporation ("FCSC"), an indirect wholly-owned affiliate of the Company, and MCS et Associates ("MCS"), in which FCSC is an 11.89% shareholder as of December 31, 2008, are parties to Consulting, License and Confidentiality Agreements dated June 30, 1999 pursuant to which FCSC provides consultation services and personnel to be employed by MCS to assist in developing and managing due diligence and servicing systems. Pursuant to those agreements, MCS provides the supplied personnel with compensation, tax equalization payments, housing allowances, transportation allowance, and tax preparation. MCS also pays consulting fees to FCSC and reimburses FCSC for travel, hotel, airfare, and meal expenses incurred related to the provision of the services. EuroTex Partners, Ltd., a subsidiary of FirstCity Commercial Corporation, purchased real and personal property used as a personal residence of the supplied employee in Paris, France for a purchase price of $2.2 million. FirstCity recorded $423,000, $443,000 and $344,000 in 2008, 2007 and 2006, respectively, from MCS as fees included in other income.

        In February 2007, the Company, through its majority-owned subsidiary ABL, acquired a portfolio of SBA loans and servicing assets from Prosperity Bank for $36.8 million. FirstCity Directors, Robert E. Garrison II and D. Michael Hunter, served as Directors of Prosperity Bank during the time of this transaction. In April 2008, Mr. Hunter retired from the Board of Directors of Prosperity Bank.

        The Company owns 80% of FirstCity Denver—a special situations platform that was formed for the purpose of investing primarily in middle-market private companies through flexible capital structuring arrangements. The other 20% interest in FirstCity Denver is owned by Crestone Capital LLC, a Colorado limited liability company that is owned by Richard Horrigan and Stephen Schmeltekopf. Mr. Horrigan, President of FirstCity Denver, and Mr. Schmeltekopf, Senior Vice President of FirstCity Denver, are also employees of FirstCity Denver and have employment contracts with FirstCity Denver.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

16. Commitments and Contingencies

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

        On March 21, 2006, FirstCity received notice that the 152nd District Court, Harris County, Texas granted FirstCity's motion for partial summary judgment. The order granting FirstCity's motion for partial summary judgment rendered judgment in favor of FirstCity as to the ownership of the demutualization proceeds. The Court's summary judgment order also denied the claims to ownership of the demutualization proceeds by FCLT and Mr. Blair, individually and as representative of the proposed class of employee beneficiaries. The motions submitted to the Court prior to its order dated March 21, 2006 did not address all matters pending in the lawsuit. Mr. Blair, as class representative, filed a motion for new trial to set aside the summary judgment in favor of FirstCity and for reconsideration of granting Mr. Blair's motion for summary judgment. FCLT filed a motion for the Court to reconsider its order granting the partial summary judgment for FirstCity. FirstCity moved for summary judgment on all remaining claims and for entry of a final judgment on May 12, 2006. On August 14, 2006, the Court entered an order (i) finding that FirstCity is the sole owner of the "demutualization proceeds" being the proceeds from the sale of the 321,211 shares of Prudential

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

16. Commitments and Contingencies (Continued)

Financial, Inc. stock, the dividends on such shares and all accrued interest and income arising there from, (2) granting FirstCity's motion for summary judgment against FCLT's claims for breach of contract and tortious interference, (3) providing that JP Morgan continue to hold the demutualization proceeds until the appellate process has been completed, (4) denying the request by FirstCity that FCLT or Mr. Blair be required to post bond or other form of security on appeal, and (5) denying all other claims for relief. FCLT and Mr. Blair filed notices of appeal to the First or Fourteenth Court of Appeals of the State of Texas. The appeal has been assigned to the First Court of Appeals and all parties have filed their briefs with the Court. The parties participated in their first Court ordered mediation on February 13, 2007 which was unsuccessful.

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

        On September 25, 2008, the Court of Appeals entered an order requiring the parties to undertake a second court-ordered mediation. On November 25, 2008, FirstCity, FCLT Loans Asset Corporation and Tony J. Blair, individually and as representative of a class of former employee beneficiaries, accepted a mediator's proposal for settlement of the claims in the interpleader suit styled Prudential Financial, Inc. v. JP Morgan Chase Bank, National Association, et. al. (the "Interpleader Suit"). According to JP Morgan, at the time of the mediation, the demutualization proceeds held by JP Morgan totaled approximately $18.6 million.

        Pursuant to the mediator's proposal, each of the parties will receive 25% of the demutualization proceeds (approximately $4,650,000 each) upon approval of the settlement by the trial court and the remaining 25% ($4,650,000) will be held pending the determination of the appeal by the Court of Appeals. The remaining 25% will be distributed to FirstCity if the Court of Appeals affirms the summary judgment granted by the trial court in favor of FirstCity; in the event of any other result, the remaining 25% will be split one-third to each party (approximately $1,550,000 each). In the event that the Court of Appeals affirms the summary judgment granted by the trial court in favor of FirstCity, the total recovery to FirstCity will be 50% of the demutualization proceeds (approximately $9,300,000). If the Court of Appeals does not affirm the decision of the trial court, the total recovery to FirstCity will be 33.3% of the demutualization proceeds (approximately $6,200,000).

        Pursuant to the mediator's proposal, on December 31, 2008, the parties to the Interpleader Suit filed a motion with the Court of Appeals requesting it to abate the appeal, and remand the action to the trial court for approval or disapproval of the settlement on behalf of the class of former employees. The Court of Appeals has jurisdiction of the suit and the trial court's approval of the settlement is

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

16. Commitments and Contingencies (Continued)

necessary. If the trial court does not approve the settlement the parties will be restored to their positions in the suit prior to the acceptance of the mediator's proposal.

        The mediator's proposal provides that the parties will enter into a more detailed settlement agreement including mutual releases of all parties. The settlement is subject to approval of the procedure for the settlement by the Court of Appeals and the preliminary approval of the terms of the settlement by the trial court, notice to the class of the action, and final approval by the trial court after hearings on the fairness of the settlement with respect to the class of former employees. The Court of Appeals has not taken any action on the motion filed by the parties to the suit. FirstCity cannot give any assurances as to whether the settlement will be approved by the Court of Appeals or trial court, the time period for the appeal of the final judgment in the event that the settlement is not approved or the timing of receipt or ultimate amount of proceeds to be received, if any.

  Wave Tec Pools, Inc. Litigation

        On March 20, 2007, Superior Funding, Inc., Wave Tec Pools, Inc. and Nations Pool Supply, Inc. (collectively "Plaintiffs") filed a First Amended Petition adding FH Partners LLC (formerly FH Partners, L.P.) and FirstCity Servicing Corporation, each an indirectly wholly-owned subsidiary of FirstCity, and FirstCity Financial Corporation as defendants in a suit filed by Plaintiffs against State Bank and Cole Harmonson before the 98th Judicial District Court of Travis County, Texas. FirstCity Financial Corporation was served with Plaintiff's Notice of Nonsuit Without Prejudice in the suit on April 25, 2007. In the First Amended Petition the Plaintiffs sought unspecified damages for breach of contract and conversion related to alleged breaches by FH Partners LLC ("FH Partners") and FirstCity Servicing Corporation in connection with a loan agreement related to a loan from State Bank to Plaintiffs that was purchased by FH Partners from State Bank on December 22, 2006. The Plaintiffs also raised other claims solely against the other defendants. The Plaintiffs allege that they entered into a loan or line of credit with State Bank and that due to an error by State Bank the Plaintiffs borrowed more on the line of credit than was allowed under the borrowing base. The Plaintiffs further allege that State Bank entered in an agreement with Plaintiffs that the default by Plaintiffs would be cured if the Plaintiffs pledged additional property to secure the loans and that the Plaintiffs would be allowed to borrow under the line of credit. Plaintiffs allege that State Bank, and subsequently FH Partners, have refused to honor the agreement by State Bank concerning the pledge of the additional property. On July 25, 2007, counsel for FH Partners received a Second Amended Petition in which the Plaintiffs allege that they have sustained actual damages of $165 million as a result of the joint actions of State Bank, Cole Harmonson, FH Partners and FirstCity Servicing Corporation. The Plaintiffs assert claims against FH Partners and FirstCity Servicing Corporation for breach of contract, conversion, civil conspiracy, tortious interference with prospective economic relationships and usury related to FH Partners and FirstCity Servicing Corporation treating the loans that FH Partners purchased from State Bank as being in default, retaining payments delivered to the lockbox for the loan, retaining mortgage loan files that the Plaintiffs allege were unrelated to the loan agreement, interfering with contracts and relationships of the Plaintiffs by such actions, and charging interest higher than the maximum amount allowed under the Texas Finance Code. The Plaintiffs additionally seek recovery of statutory penalties under the Texas Finance Code and attorney's fees. The Plaintiffs have made additional claims against the other defendants alleging promissory estoppel, fraud and business disparagement. On or about October 5, 2007, Plaintiffs' counsel suggested that his clients were

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

16. Commitments and Contingencies (Continued)

considering non-suiting their claims against FH Partners and FirstCity Servicing Corporation. Therefore, instead of counter-claiming against the Plaintiffs in the same suit for the indebtedness owed under the loan, on October 9, 2007, FH Partners filed a separate collection suit against the Plaintiffs and guarantors Jason Herring and Kimberly Herring, now known as Kimberly McCormick. Plaintiffs' counsel has subsequently indicated that he had misunderstood the positions of the parties, that a non-suit is not likely to occur and that he will probably seek to consolidate the collection suit with the original action. All defendants in the collection suit have answered. Prosperity Bank, FH Partners and FirstCity Servicing Corporation filed motions for summary judgment in the original suit based upon a General Release and Indemnity Agreement. Shortly before the hearing on the summary judgment motions, the Plaintiffs filed their third amended petition to add Grandview Homes, Inc. as an additional plaintiff, to allege some of the previous claims against FH Partners and FirstCity Servicing Corporation as well as Prosperity Bank and to state additional claims for negligent misrepresentation, tortious interference with property rights, fraud in the inducement, duress, lack of consideration, unconscionability, estoppel and waiver. Since these additional parties and claims were not addressed by the summary judgment motions, the hearings were postponed. On or about December 14, 2007, Plaintiffs filed their fourth amended petition, which added the claim that the general release is invalid for lack of mutuality of obligation and for failure to meet the express negligence test. In the collection suit filed by FH Partners, against Superior Funding, Inc., on March 18, 2008, the District Court granted a temporary restraining order against Superior Funding, Inc. and Jason Herring and all parties in privity with them, ordering them to turn over all payments on notes in FH Partners' possession to FH Partners and not to interfere with FH Partners' collection of note payments. On March 27, 2008, the Court entered a temporary injunction that extended the temporary restraining order and also ordered Superior Funding, Inc. and Mr. Herring and all parties in privity with them to turn over books and records and execute transfer documents. Plaintiffs filed a Fifth Amended Petition adding additional parties related to Prosperity Bank on or about May 12, 2008, but asserting no new claims against FirstCity Servicing Corporation or FH Partners LLC, indirect wholly-owned subsidiaries of FirstCity. Discovery is in process in each of the lawsuits. Plaintiffs filed a Sixth Amended Petition on January 8, 2009 alleging that FH Partners and FirstCity were aware of State Bank's wrongful conduct and continued to engage in it and that the Plaintiffs were obligated to mitigate their damages. Discovery is in process in each of the lawsuits. Trial has been set in the collection suit for July 20, 2009 and in the suit by Superior et al. against FH Partners and Prosperity for October 26, 2009. FirstCity does not have sufficient information to estimate any potential liability or probability of liability, but is unaware of any factual or legal basis for liability. Given the magnitude of the Plaintiffs' wrongdoing and the lack of any evidence of any wrongdoing on the part of FirstCity or FH Partners, an unfavorable outcome in the lender liability suit seems unlikely. FirstCity and FH Partners intend to contest the case vigorously in the event that a settlement is not reached.

  Indemnification Obligation Commitments

        On September 21, 2004, FirstCity, FirstCity Consumer Corporation ("Consumer Corp."), FirstCity Funding LP ("Funding LP") and FirstCity Funding GP ("Funding GP") entered into the a Securities Purchase Agreement to sell a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA-GP, IFA-LP and MG-LP (the "2004 Securities Purchase Agreement"). In the 2004 Securities Purchase Agreement, FirstCity, Consumer Corp., Funding LP and Funding GP made

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

16. Commitments and Contingencies (Continued)

various representations and warranties concerning (i) their respective organizations, (ii) their power and authority to enter into the 2004 Securities Purchase Agreement and the transactions contemplated therein, (iii) the ownership of the limited partnership interests in Drive by Funding LP, (iv) the ownership of membership interests in Drive-GP by Consumer Corp., and (iv) the capital structure of Funding LP. FirstCity, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS (USA), IFA-GP, IFA-LP and MG-LP from damages resulting from a breach of any representation or warranty contained in the 2004 Securities Purchase Agreement or otherwise made by FirstCity, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligations under the 2004 Securities Purchase Agreement survive for a maximum period of five (5) years from November 1, 2004. Neither FirstCity, Consumer Corp., Funding LP, nor Funding GP is required to make any payments as a result of the indemnity provided under the 2004 Securities Purchase Agreement until the aggregate amount payable exceeds $250,000, and then only for the amount in excess of $250,000 in the aggregate; however certain representations and warranties are not subject to this $250,000 threshold. Management of the Company believes that FirstCity will not have to pay any amounts relating to these representations and warranties.

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

December 31, 2008, 2007 and 2006

16. Commitments and Contingencies (Continued)

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

  Subordinated Equity Investment

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

16. Commitments and Contingencies (Continued)

  Commitments to Repurchase Loans

        In connection with the Interest Purchase and Sale Agreement, Recuperación de Carteras Mexicanas, S. de R.L. de C.V., as optionor ("RCM"), an affiliate of SMIP and CFSI, granted a put option to Bidmex Holding LLC, as optionee, pursuant to the terms of a Put Option Agreement dated August 8, 2006 by and among RCM, Bidmex Holding LLC, Bidmex 6 LLC (the parent entity of RCM), CFSI and SMIP. RCM granted a put option to Bidmex Holding LLC related to the purchase of any loan of Solución de Activos Residenciales, S. de R.L. de C.V. or Solución de Activos Comerciales, S. de R.L. de C.V., each a Mexican SRL, in the event that any borrower of a loan owned by those entities filed a challenge in a legal proceeding related to any such loan based on, in addition to any other defense claims, a claim on grounds related to the Mexican Supreme Court Ruling that has put into issue the actions required for transfer of loans by Mexican financial institutions after August 2003, provided that any such challenge was asserted on or before the earlier of (i) the reversal of the Supreme Court Ruling, or (ii) February 1, 2008. The purchase price for any loan under the put option is the allocated purchase price set by the parties for the loan, plus certain expenses related to the transfer and collection of the loan, plus any taxes paid or payable with respect to the cash flow from each loan, reduced by any cash flow received by Bidmex Holding LLC with respect to the loan. Pursuant to the put option agreement, Bidmex Holding LLC delivered a notice to exercise the put option on March 31, 2008 for qualifying loans with a purchase price of approximately $635,000. In January 2009, RCM, Bidmex Holding LLC Bidmex 6 LLC, CFSI and SMIP entered into an agreement to terminate the put option agreement. Pursuant to terms of the termination agreement, the parties agreed that Residencial Oeste, S. de R.L. de C.V., an affiliate of SMIP and CFSI, would purchase certain loans for a purchase price of approximately 1.4 million Mexican pesos (approximately $104,000 at December 31, 2008) in settlement of claims related to the put option agreement and that the put option agreement would be terminated upon receipt of the purchase price for the loans by Bidmex Holding LLC.

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

  Letters of Credit and Other Guarantees

        On November 5, 2007, Fondo de Inversion Privado NPL Fund One ("PIF1"), an equity investment of FirstCity Chile II, Ltda., entered into a revolving line of credit with a current maximum loan amount of $16.5 million with Banco Santander Chile, S.A. The proceeds were used to acquire a loan portfolio at face value from FirstCity NPL S.A. (a consolidated affiliate of FirstCity Chile, Ltda.) and to finance

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

16. Commitments and Contingencies (Continued)

the purchase of other loan portfolios from non-affiliated parties. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the maximum loan balance upon demand. At December 31, 2008, FirstCity had a letter of credit in the amount of $11.5 million from Bank of Scotland under the terms of FirstCity's revolving acquisition facility with Bank of Scotland, with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $11.5 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

        On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a loan agreement with Banco Santander, S.A. that allows loans to be made in Mexican pesos. At December 31, 2008, the Company had 142,240,000 in Mexican peso-denominated debt, which was equivalent to $10.8 million U.S. dollars. The proceeds were used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At December 31, 2008, FirstCity had a letter of credit in the amount of $12.6 million from Bank of Scotland under the terms of FirstCity's revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $12.6 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

        ABL, a majority-owned subsidiary of FirstCity, has a $25.0 million revolving loan facility with Wells Fargo Foothill, LLC ("WFF"), as recently amended in February 2009 (see Note 2), for the purpose of financing and acquiring SBA loans. The obligations under this facility are secured by substantially all of the assets of ABL. At December 31, 2008, the balance of this facility was $13.4 million. In connection with this loan facility, as amended, FirstCity provides WFF with an unconditional guaranty on all of ABL's obligations up to a maximum of $5.0 million plus enforcement cost.

        FirstCity Commercial Corp. ("FirstCity Commercial"), a wholly-owned affiliate of FirstCity, provides various financial institutions with guarantees of the debt obligations of certain Acquisition Partnerships. The underlying debt financing arrangements of these Acquisitions Partnerships have various maturities ranging from February 2009 to May 2011, and are secured primarily by certain real estate properties held by the Acquisition Partnerships. At December 31, 2008, FirstCity Commercial's maximum commitments under these guaranty arrangements totaled $2.3 million, and the total unpaid debt obligations of these Acquisition Partnerships attributed to FirstCity Commercial's underlying guaranty approximated $1.8 million.

  Environmental Matters

        The Company generally retains environmental consultants to conduct or update environmental assessments in connection with the Company's foreclosed and acquired real estate properties. These environmental assessments have not revealed environmental conditions that the Company believes will have a material adverse effect on its business, assets, financial condition, results of operations or liquidity, and the Company is not otherwise aware of environmental conditions with respect to properties that the Company believes would have such a material adverse effect. However, from time to time, environmental conditions at the Company's properties have required and may in the future

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

16. Commitments and Contingencies (Continued)

require environmental testing and/or regulatory filings, as well as remedial action. Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action.

  Limited-Life Partnerships

        SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), establishes standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Certain provisions of SFAS 150 would have required us to classify non-controlling interests in consolidated limited-life subsidiaries as liabilities adjusted to their settlement values in our consolidated financial statements. However, the FASB indefinitely deferred application of the measurement and recognition provisions, but not the disclosure requirements, of SFAS 150 with respect to these non-controlling interests. At December 31, 2008, the estimated settlement value of non-controlling interests in the Company's consolidated limited-life partnerships was $1.1 million. The minority interest amount recognized as a liability on the consolidated balance sheets related to these non-controlling interests was approximately ($371,000) at December 31, 2008.

17. Fair Value Measurements

  Estimated Fair Value of Financial Instruments

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of its financial instruments. The fair value estimates, methods and assumptions for the Company's financial instruments at December 31, 2008 and 2007 are outlined below. The fair value estimates were based on pertinent information that was available to management as of the respective dates. The fair value estimates have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented. Furthermore, because active markets do not exist for a significant portion of the Company's financial instruments, management uses present value techniques and other valuation models to estimate the fair values of its financial instruments. These valuation methods require considerable judgment, and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current exchange. The Company believes the imprecision of an estimate could be significant.

        Cash and Cash Equivalents:    The carrying amount of cash and cash equivalents approximated fair value at December 31, 2008 and 2007.

        Portfolio Assets and Loans Receivable:    Portfolio Assets—loans and loans receivable are generally carried at the lower of cost or estimated fair value. Estimated fair values of Portfolio Assets—loans and fixed-rate loans receivable are generally determined at the present value of future contractual cash flows using discount rates that reflect the risks inherent in those cash flows. For variable-rate loans receivable that generally re-price when market rates change and with no significant change in credit

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

17. Fair Value Measurements (Continued)

risk, the carrying amount approximates fair value. Fair value for significant impaired loans is generally based on collateral valuations using observable and unobservable inputs, adjusted for various factors; or estimated cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market and specific borrower information. At December 31, 2008 and 2007, the carrying amounts of Portfolio Assets—loans and loans receivable approximated $182.9 million and $133.0 million, respectively, and the estimated fair values approximated $243.3 million and $147.6 million, respectively.

        Servicing Assets:    The Company relies primarily on a combination of a discounted cash flow model of future net servicing income and analysis of current market data to estimate the fair value of its servicing assets. The key assumptions used to calculate estimated fair value of the servicing assets include prepayment speeds; discount rate; and weighted average lives and interest rates of the underlying loans. The fair value estimate excludes the value of the servicing rights for loans sold in which the servicing rights have not been capitalized. At December 31, 2008 and 2007, the carrying amount of servicing assets approximated fair value.

        Investment Security:    The Company's investment security consists of a purchased beneficial interest attributable to loans sold through a securitization transaction. Fair value of the purchased residual interest is estimated based on the present value of expected collections on the underlying receivables using an internal valuation model, incorporating market-based assumptions when such information is available. The key assumptions used to calculate estimated fair value of the purchased residual interest include prepayment speeds, discount rate, and cumulative loss rates. At December 31, 2008, the investment security's carrying amount approximated fair value.

        Notes Payable:    Management believes the interest rates and terms on its debt obligations approximate the rates and terms currently offered by other lenders for similar debt instruments of comparable terms. As such, the carrying amount of notes payable is believed to approximate fair value at December 31, 2008 and 2007.

  Fair Value Hierarchy

        Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of he fair value hierarchy are described below:

  •
  Level 1—Valuations are based upon quoted prices (unadjusted) in active exchange markets involving identical assets and liabilities that the Company has the ability to access at the measurement date.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

17. Fair Value Measurements (Continued)

  •
  Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar instruments in active markets; quoted prices and valuations for identical or similar instruments in markets that are not active; and model-based valuation techniques with significant assumptions and inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

  •
  Level 3—Valuations are derived from model-based techniques that use inputs and significant assumptions that are supported by little or no observable market data. Valuation techniques include the use of pricing models, discounted cash flow models and similar methodologies.

        The level of fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is most-significant to the fair value measurement in its entirety.

  Asset Measured at Fair Value on a Recurring Basis

        At December 31, 2008, the only financial or non-financial item that the Company measures at fair value on a recurring basis was its investment security available for sale (represents a beneficial interest attributable to loans sold through a securitization transaction that the Company purchased in 2008). At December 31, 2008, the estimated fair value of this investment security approximated $5.2 million—which was measured using the Company's discounted cash flow model based on assumptions and inputs that are corroborated by little or no observable market data (Level 3 measurement). The Company uses a Level 3 measurement technique because pricing information and market-participant assumptions for purchased beneficial interests in similar securitization transactions are not readily accessible and frequently released to the public. The Company purchased the beneficial interest in 2008 for $6.5 million. At December 31, 2008, the carrying value of the investment security (at fair value) approximated $5.2 million and an unrealized holding gain of approximately $40,000 related to the security was reported in accumulated other comprehensive income. The Company did not record any realized or unrealized gains or losses in income for 2008 for this investment security.

  Assets Measured at Fair Value on a Non-Recurring Basis

        The Company may be required, from time to time, to measure certain financial assets at fair value on a non-recurring basis. These adjustments to fair value generally result from write-downs of financial assets as a result of impairment or application of lower-of-cost-or-fair value accounting. For assets measured at fair value on a non-recurring basis and carried at fair value on the balance sheet at

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

17. Fair Value Measurements (Continued)

December 31, 2008, the following table provides the valuation levels used to determine the fair value of the financial assets:

	Carrying Value at December 31, 2008
					Total Losses in Year Ended December 31, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Portfolio Assets—loans(1)	$5,677	$—	$—	$5,677	$(2,148)
SBA loans held for investment(1)	140	—	—	140	(248)
Servicing assets—SBA loans	534	—	—	534	(21)

					$(2,417)

(1)
Represents the carrying value of impaired loans that were measured for impairment using the estimated fair value of the collateral for collateral-dependent loans. The carrying value of loans fully charged-off is zero.

        The Company also uses fair value measurements on a non-recurring basis for certain non-financial instruments such as foreclosed real estate. However, the effective date for the SFAS 157 requirements for these non-financial assets was deferred until January 1, 2009 pursuant to FSP FAS 157-2. See Note 1 for further discussion.

        The carrying values and related write-downs of "Portfolio Assets—loans" and "SBA loans held for investment" in the table above are based on collateral valuations using observable and unobservable inputs, adjusted for various considerations such as market conditions, economic and competitive environment, and other assets with similar characteristics (i.e. type, location, etc.) that, in management's opinion, reflect elements a market participant would consider. The Company classifies its fair value measurement techniques for these assets as Level 3 inputs for the following reasons: (1) distressed asset transactions generally occur in inactive markets for which observable market prices are not readily available (i.e. price quotations vary substantially over time and among market-makers, and pricing information is generally not released to the public); and (2) the Company's valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data.

        The carrying value and related write-downs of "Servicing assets—SBA loans" in the table above are based on fair value measurements derived from the Company's discounted cash flow model. This model estimates fair value of the servicing assets using predominant risk characteristics of servicing assets such as discount rate, prepayment speed, and weighted average lives and interest rates of the underlying loans. The Company classifies its fair value measurement techniques for servicing assets as Level 3 inputs since the Company's valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data.

        Under SFAS 157, we attempt to base our fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs, when reasonably available and without undue cost, and minimize the use of unobservable inputs when developing fair value measurements in accordance with

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

17. Fair Value Measurements (Continued)

the fair value hierarchy in SFAS 157. Fair value measurements for assets where there exists limited or no observable market data are based principally using one or more valuation techniques (e.g., the market approach and/or the income approach) for which sufficient and reliable data is available (Level 3 measurements). Within Level 3, the use of the market approach generally consists of using comparable market transactions or other data, while the income approach generally consists of the net present value of estimated cash flows, adjusted as appropriate for the economic and competitive environment, the characteristics of the asset, liquidity, and other such risk factors. There may be inherent weaknesses in any valuation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

18. Servicing Assets—SBA Loans

        In February 2007, the Company, through its majority-owned subsidiary ABL, acquired a portfolio of SBA loans for $36.8 million. Included in the purchase price were the rights to service additional loans with an unpaid balance of $33.8 million. The Company recorded a servicing asset of $758,000 relating to these servicing rights. Additional servicing rights have been capitalized since the portfolio acquisition as a result of loans subsequently originated and sold. Servicing rights are recognized as assets when the SBA loans are sold and the rights to service those loans are retained.

        In accordance with SFAS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156"), servicing rights purchased or resulting from the sale of loans are initially recognized at fair value at the date of acquisition or transfer. Subsequent to the date of purchase or sale, the Company elected to measure the carrying value of the servicing assets by using the amortization method—which amortizes the servicing assets in proportion to and over the period of estimated net servicing income, and evaluates servicing assets for impairment based on fair value at each reporting date. The Company evaluates the possible impairment of servicing assets based on the difference between the carrying amount and current fair value of the servicing assets. Impairment is charged to servicing fees in the period recognized.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

18. Servicing Assets—SBA Loans (Continued)

        Changes in the Company's amortized servicing assets are as follows:

	Year ended December 31,
	2008	2007	2006
Beginning Balance	$885	$—	$—
Servicing Assets capitalized	95	1,058	—
Servicing Assets amortized	(195)	(173)	—

Ending Balance	$785	$885	$—

Reserve for impairment of servicing assets:
Beginning Balance	$(42)	$—	$—
Impairments	(79)	(93)	—
Recoveries	58	51	—
Charge Offs	—	—	—

Ending Balance	$(63)	$(42)	$—

Ending Balance (net of reserve)	$722	$843	$—

Fair value of amortized servicing assets:
Beginning balance	$843	$—	$—
Ending balance	$722	$843	$—

        The Company relies primarily on a discounted cash flow model to estimate the fair value of its servicing assets. The model calculates estimated fair value of the servicing assets using predominant risk characteristics of servicing assets such as discount rate, prepayment speed, weighted average life of the loans sold and the interest rate. The estimated fair value of servicing assets was determined using discount rates ranging from 7.0% to 11.2%, prepayment speeds of 14.0% to 15.0% depending on certain characteristics of the related loans, and weighted average lives of the underlying assets ranging from 69 to 299 months and a combined weighted average life of 155 months. In the event future prepayments are significant or impairments are incurred, and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

19. Selected Quarterly Financial Data (Unaudited)

        The following are summarized quarterly financial data for the years ended December 31, 2008 and 2007:

	2008				2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
	(Unaudited)
Revenues	$9,504	$11,489	$12,689	$11,514	$9,721	$11,271	$11,632	$11,032
Expenses	15,759	20,875	16,434	19,068	12,503	13,666	11,276	14,397
Equity in earnings of investments	2,840	3,008	2,170	(7,790)	1,826	4,332	2,157	2,629
Gain on sale of subsidiaries and equity investments	—	—	—	—	—	—	207	—
Earnings (loss) from continuing operations	(3,584)	(6,529)	(1,755)	(34,807)	(915)	1,806	2,654	(1,360)
Net earnings (loss) to common stockholders	(3,584)	(6,529)	(1,755)	(34,807)	(915)	1,806	2,654	(1,360)
Earnings (loss) from continuing operations per common share—
Basic	$(0.34)	$(0.63)	$(0.17)	$(3.53)	$(0.08)	$0.17	$0.25	$(0.14)
Diluted	$(0.34)	$(0.63)	$(0.17)	$(3.53)	$(0.08)	$0.16	$0.23	$(0.12)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FirstCity Financial Corporation:

        We have audited the accompanying consolidated balance sheets of FirstCity Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstCity Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FirstCity Financial Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2009, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Dallas, Texas
March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FirstCity Financial Corporation:

        We have audited FirstCity Financial Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FirstCity Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion FirstCity Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FirstCity Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 31, 2009, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
March 31, 2009

WAMCO PARTNERSHIPS

COMBINED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

(With Report of Independent Registered Public Accounting Firm)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
WAMCO Partnerships:

        We have audited the accompanying combined balance sheets of the WAMCO Partnerships as of December 31, 2008 and 2007, and the related combined statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2008. These combined financial statements are the responsibility of the WAMCO Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

        In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the WAMCO Partnerships as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in note 2 to the combined financial statements, as of December 31, 2006, the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

KPMG LLP

Dallas, Texas
March 31, 2009

WAMCO PARTNERSHIPS

COMBINED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
	(Dollars in thousands)
ASSETS
Cash	$3,050	$5,946
Portfolio Assets:
Loan portfolios, net	38,299	76,368
Real estate held for sale	12,645	3,957

Total Portfolio Assets	50,944	80,325
Other assets, net	627	815

	$54,621	$87,086

LIABILITIES AND PARTNERS' CAPITAL
Notes payable	$27,068	$40,525
Other liabilities (including $1,422 and $1,481 to affiliates in 2008 and 2007, respectively)	2,116	2,252

Total liabilities	29,184	42,777
Partners' capital	25,437	44,309

	$54,621	$87,086

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)
Income from Portfolio Assets	$10,348	$17,764	$24,577
Other income, net	14	190	1,559

Revenues	10,362	17,954	26,136

Interest and fees on notes—affiliate	—	—	(467)
Interest and fees on notes payable—other	(1,665)	(2,782)	(3,409)
Provision for loan and impairment losses	(6,556)	(4,883)	(1,803)
Asset-level expenses	(3,307)	(2,943)	(2,400)
Servicing fees—affiliate	(1,309)	(2,314)	(3,659)
General, administrative and operating expenses	(258)	(389)	(1,066)

Expenses	(13,095)	(13,311)	(12,804)

Net earnings (loss)	$(2,733)	$4,643	$13,332

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Years Ended December 31, 2008, 2007 and 2006

	General Partners	Limited Partners	Total
	(Dollars in thousands)
Balance at December 31, 2005	$1,215	$110,114	$111,329
Cumulative effect of adjustments resulting from the adoption of SAB No. 108 (Note 2(f))	(2)	(210)	(212)
Contributions	553	54,759	55,312
Distributions	(1,108)	(102,888)	(103,996)
Change in combined entities	(31)	(6,155)	(6,186)
Comprehensive income:
Net earnings	135	13,197	13,332

Total comprehensive income	135	13,197	13,332

Balance at December 31, 2006	762	68,817	69,579
Contributions	204	20,229	20,433
Distributions	(540)	(49,806)	(50,346)
Comprehensive income:
Net earnings	57	4,586	4,643

Total comprehensive income	57	4,586	4,643

Balance at December 31, 2007	483	43,826	44,309
Contributions	—	—	—
Distributions	(172)	(15,967)	(16,139)
Comprehensive loss:
Net loss	(23)	(2,710)	(2,733)

Total comprehensive loss	(23)	(2,710)	(2,733)

Balance at December 31, 2008	$288	$25,149	$25,437

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

COMBINED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(2,733)	$4,643	$13,332
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Amortization of loan origination and commitment fees	185	207	321
Amortization of deferred profit sharing	—	—	596
Provision for loan and impairment losses	6,556	4,883	1,803
Income from Portfolio Assets	(10,348)	(17,764)	(24,577)
Purchase of Portfolio Assets	—	(20,434)	(56,560)
Advances net of receipts on Portfolio Asset lines of credit	—	(4,502)	(9,442)
Capitalized costs and interest on Portfolio Assets	(222)	(275)	(757)
Proceeds applied to principal on Portfolio Assets	33,395	65,508	112,783
Excess of distribution over cost from partnership carried at cost	—	—	(1,274)
Decrease in deferred profit sharing	—	—	220
(Increase) decrease in other assets	3	(138)	(444)
Decrease in deferred compensation	—	—	(220)
Deferred compensation and profit sharing paid	—	—	(396)
Increase (decrease) in other liabilities	(136)	(664)	386

Net cash provided by operating activities	26,700	31,464	35,771

Cash flows from investing activities:
Distributions from partnership	—	—	2,570
Change in combined entities	—	—	(1,126)

Net cash provided by investing activities	—	—	1,444

Cash flows from financing activities:
Borrowing of debt—affiliate	—	—	27
Borrowing of debt	—	38,500	46,500
Repayment of debt—affiliate	—	—	(7,893)
Repayment of debt	(13,457)	(42,114)	(32,003)
Capital contributions	—	20,433	55,312
Capital distributions	(16,139)	(50,346)	(103,996)

Net cash used in financing activities	(29,596)	(33,527)	(42,053)

Net decrease in cash	(2,896)	(2,063)	(4,838)
Cash at beginning of year	5,946	8,009	12,847

Cash at end of year	$3,050	$5,946	$8,009

Supplemental disclosure of cash flow information:

        Cash paid for interest was approximately $1,583,000, $2,589,000, and $3,520,000 for 2008, 2007, and 2006, respectively. The above cash flows exclude the non-cash impact of disposition of FC Properties in 2006.

See accompanying notes to combined financial statements.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

1.    Organization and Partnership Agreements

        The combined financial statements represent domestic Texas limited partnerships and limited liability companies ("Acquisition Partnerships" or "Partnerships" or "the Company") and include the accounts of WAMCO XX, Ltd. ("WAMCO XX") (formerly WAMCO IX, Ltd. ("WAMCO IX")); WAMCO XXIV, Ltd. ("WAMCO XXIV"); WAMCO XXV, Ltd. ("WAMCO XXV"); WAMCO XXVII, Ltd.; WAMCO XXVIII, Ltd. ("WAMCO XXVIII"); WAMCO 30, Ltd. ("WAMCO 30"); WAMCO 31, Ltd. ("WAMCO 31"); WAMCO 32, Ltd. ("WAMCO 32"); WAMCO 33, Ltd. ("WAMCO 33"); WAMCO 34, Ltd. ("WAMCO 34"); WAMCO 35, Ltd. ("WAMCO 35"); FirstVal 1, Ltd. ("FirstVal"), SOWAMCO XXIX, Ltd. ("SOWAMCO XXIX"); Calibat Fund, LLC; First B Realty, Ltd.; and FC Properties, Ltd. ("FC Properties"). FirstCity Financial Corporation or its subsidiaries, FirstCity Commercial Corporation and FirstCity Holdings Corporation (together "FirstCity"), share limited partnership interests and participate as general partners in common with Cargill Financial Services, Inc. in all of the Partnerships. WAMCO 30 is considered to be a significant subsidiary of FirstCity. The WAMCO 30 partnership recorded initial activity during 2002.

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

        In 2006 and 2007, several WAMCO Partnerships merged with and into other existing WAMCO Partnerships under common ownerships. The results of these mergers did not affect the ownership structure and not significantly impact the Partnerships' combined financial condition and results of operations. Refer to Note 7 for a description of the mergers.

2.    Summary of Significant Accounting Policies

        (a) Portfolio Assets

        The Partnerships invests in performing and non-performing commercial and consumer loans, real estate and certain other assets ("Portfolio Assets" or "Portfolios"), and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. The Portfolio Assets are generally non-homogeneous assets, including loans of varying qualities that are secured by diverse collateral types and real estate. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based on the cash flows of the business or the underlying collateral. Portfolio Assets are acquired on behalf of Acquisition Partnerships in which a corporate general partner, FirstCity and other investors are limited partners.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

2.    Summary of Significant Accounting Policies (Continued)

        On January 1, 2005, the Partnerships adopted and began accounting for its acquisitions of loan portfolios with credit deterioration in accordance with the provisions of AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 addresses accounting differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in acquired loans if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires acquired loans with credit deterioration to be initially recorded at fair value and prohibits "carrying over" or the creation of valuation allowances in the initial accounting of acquired loans that are within the scope of SOP 03-3. Under SOP 03-3, the excess cash flows expected at acquisition over the loan portfolio's purchase price is recorded as interest income over the life of the portfolio.

        For Portfolio Assets comprised of loan pools acquired prior to January 1, 2005, the Partnerships designated such Portfolios as non-performing or performing. The designations were made on the acquisition date of the Portfolio and do not subsequently change even though the actual performance of the underlying loans may change. The following is a description of the classifications and related accounting policies for the Partnerships' various classes of Portfolio Assets:

  Loans Acquired Prior to 2005

        For Portfolio Assets acquired before January 1, 2005, the Partnerships initially recorded the purchased assets at cost, and acquisition-date purchase discounts and loan loss allowances of the underlying assets were included as components of the cost and carrying value of the Portfolio Assets, as applicable. Income recognition for loans acquired prior to 2005 is based on management's initial designation of the purchased Portfolio Assets as non-performing or performing. Such designations were made on the acquisition date and do not subsequently change even though the actual performance of the Portfolio Assets may subsequently change. The following describes the accounting policies for performing and non-performing Portfolio Assets acquired prior to 2005:

  Non-Performing Portfolio Assets Acquired Prior to 2005

        Non-performing Portfolio Assets acquired prior to 2005 consist primarily of distressed loans and loan-related assets (i.e. foreclosed loan collateral). Prior to January 1, 2005, Portfolio Assets were designated as non-performing if a majority of the loans in the Portfolio was significantly under-performing in accordance with the contractual terms of the underlying loan agreements at the date of acquisition. Income on non-performing Portfolio Assets is recognized only to the extent that collections exceed a pro-rata portion of allocated cost from the pool. Cost allocation is based on a proration of actual collections divided by total estimated collections of the pool. Interest income is not recognized separately on non-performing Portfolio Assets. All collection proceeds, of whatever type, are included in the determination of income recognition for these Portfolio Assets. The Partnerships account for these non-performing Portfolio Assets on a pool basis.

  Performing Portfolio Assets Acquired Prior to 2005

        Performing Portfolio Assets acquired prior to 2005 consist primarily of Portfolios of consumer and commercial loans acquired at a discount from the aggregate contractual amounts of the borrowers' obligations. Portfolio Assets were designated by management as performing if substantially all of the

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

2.    Summary of Significant Accounting Policies (Continued)

loans in the Portfolio were being paid in accordance with the contractual terms of the underlying loan agreements at the date of acquisition. Performing Portfolio Assets are carried at the unpaid principal balance of the underlying loans, net of unamortized acquisition discounts and allowance for loan losses. Income on Portfolio Assets is recognized using the interest method, based on the Portfolio's internal rate of return ("IRR"), and acquisition discounts for the Portfolios as a whole are accreted as an adjustment to yield over the estimated life of the respective Portfolios. Income on performing Portfolio Assets is accrued monthly based on each loan pool's effective IRR. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio's remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Cash flows greater than the interest accrual will reduce the carrying value of the pool. Likewise, cash flows that are less than the accrual will increase the carrying balance. The IRR is estimated based on the timing and amount of anticipated cash flows using the Partnerships' proprietary collection models. Gains are recognized on performing Portfolio Assets when sufficient funds are received to fully satisfy the obligation on loans included in the pool, either from collections received from the borrower or proceeds received from the sale of the loan. The gain recognized represents the difference between the proceeds received and the allocated carrying value of the individual loan in the pool. The Partnerships account for these performing Portfolio Assets on a pool basis.

  Impairment of Loans Acquired Prior to 2005

        The Partnerships evaluate and measure impairment for these performing and non-performing Portfolio Assets on a pool basis at least quarterly. Management's estimate of IRR as of January 1, 2005 is the basis for subsequent impairment testing for these Portfolio Assets acquired prior to 2005. If it is probable that a pool's cash flows estimated at acquisition plus any expected cash flow changes arising from changes in estimates after acquisition will not be collected, the carrying value of the pool will be reduced by establishing an allowance through provisions charged to operations to maintain the then-current IRR. Net impairment provisions recorded on non-performing Portfolio Assets approximated $589,000 in 2008; $500,000 in 2007; and $1,221,000 in 2006. Net impairment provisions recorded on performing Portfolio Assets approximated $1,852,000 in 2008; $749,000 in 2007; and $83,000 in 2006.

        A pool can become fully amortized (zero-basis carrying value on the balance sheet) while still generating cash collections. In this case, all cash collections are recognized as income when received. Additionally, the Partnerships use the cost-recovery method when timing and amount of collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no income is recognized until the Partnerships have fully collected the cost of the portfolio, or until such time that the Partnerships consider the collections to be probable and estimable and begins to recognize income based on the interest method as described above.

  Loans Acquired After 2004

        A substantial portion of the Partnerships' loans acquired after 2004 have experienced deterioration of credit quality between origination and the Partnerships' acquisition of the accounts. The amounts paid for the loans reflect the Partnerships' determination that the loans have experienced deterioration in credit quality since origination and that it is probable the Partnerships will be unable to collect all

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

2.    Summary of Significant Accounting Policies (Continued)

amounts due according to the contractual terms of the underlying loans. At acquisition, the Partnerships review the loan portfolio both by account and aggregate pool to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Partnerships will be unable to collect all amounts due according to the account's contractual terms. The following describes the accounting policies for non-performing and performing loan portfolios acquired after 2004.

  Loans With Credit Deterioration Acquired After 2004

        Commencing January 1, 2005, the Partnerships adopted and began accounting for its acquisitions of loan portfolios with credit deterioration in accordance with the provisions of SOP 03-3. As permitted by SOP 03-3, the Partnerships generally establish static pools for purchased loan accounts that have common risk characteristics (primarily loan type and collateral). Each static pool is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established, individual accounts are generally not added to or removed from the pool (unless the Partnerships sell, foreclose or write-off the loan). At acquisition, the Partnerships determine the excess of the loan pool's scheduled contractual payments over all cash flows expected to be collected as an amount that should not be accreted ("nonaccretable difference"). The excess of the portfolio's cash flows expected to be collected at acquisition over the initial investment in the portfolio ("accretable yield") is generally accreted into interest income over the remaining life of the portfolio. The discount (i.e. the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Partnerships do not expect to fully collect each static pool's contractual receivable balance. As a result, loan portfolios are generally recorded at cost (which approximates fair value) at the time of acquisition.

        In accordance with SOP 03-3, the Partnerships account for investments in SOP 03-3 loan portfolios using either the interest method or the cost-recovery method. Application of the interest method is dependent on management's ability to develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected. In the event the Partnerships cannot develop or establish a reasonable expectation as to both the timing and amount of cash flows expected to be collected, SOP 03-3 permits the use of the cost-recovery method.

        Under the interest method, an effective interest rate, or internal rate of return ("IRR"), is applied to the cost basis of the pool. SOP 03-3 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of income or expense or on the balance sheet. SOP 03-3 initially freezes the IRR that is estimated when the loan accounts are purchased as the basis for subsequent impairment testing (performed at least quarterly). Significant increases in actual, or expected future cash flows, is used first to reverse any existing valuation allowance for that loan pool; and any remaining increase may be recognized prospectively through an upward adjustment of the IRR over the portfolio's remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing and income recogntion. Under SOP 03-3, subsequent decreases in projected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the pool (to maintain the then-current IRR), and are reflected in the combined statements of operations through provisions charged to operations, with a corresponding valuation allowance off-setting the loan portfolio in the combined balance sheets. The Partnerships establish valuation allowances for loan portfolios

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

2.    Summary of Significant Accounting Policies (Continued)

acquired with credit deterioration to reflect only those losses incurred after acquisition—that is, the cash flows expected at acquisition that are not expected to be collected. Net impairment provisions recorded for SOP 03-3 loan pools approximated $3,195,000 in 2008; $3,478,000 in 2007; and $396,000 in 2006. Income from loan portfolios accounted for under the interest method is accrued based on each pool's IRR applied to each pool's adjusted cost basis. Gross collections in excess of the interest accrual and impairments will reduce the carrying value of the static pool, while gross collections less than the interest accrual will increase the carrying value. The IRR is estimated based on the timing and amount of anticipated cash flows using the Partnerships' proprietary collection models. A pool can become fully amortized (zero-basis carrying balance on the balance sheet) while still generating cash collections. In this case, cash collections are recognized as income when received.

        If the amount and timing of future cash collections on a loan pool are not reasonably estimable, the Partnerships account for such portfolios on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Partnerships have fully collected the cost of the portfolio, or until such time the Partnerships consider the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Partnerships perform an evaluation to determine if the remaining amount that is probable of collection is less than the portfolio's carrying value, and if so, recognize impairment through provisions charged to operations. At December 31, 2008 and 2007, the Partnerships did not have of any SOP 03-3 loan pools accounted for under the cost-recovery method.

  Loans Without Credit Deterioration Acquired After 2004

        Loans acquired without evidence of credit deterioration at acquisition for which the Partnerships have the positive intent and ability to hold for the foreseeable future are classified as held for investment and reported at their unpaid principal balance net of unamortized purchase discounts or premiums. Differences between the initial investment and the related loan's principal amount at the purchase date are recognized as an adjustment of interest income over the life of the loan. Income on the loans is recognized under the interest method. Interest accrual generally ceases when payments become 90 days contractually past due. A loan is impaired when based on current information and events it is probable the Partnerships will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is determined to be impaired, management establishes an allowance for loan losses through a provision charged to operations. At least quarterly, management evaluates the need for an allowance on an individual-loan basis by considering information about specific borrower situations, estimated collateral values, general economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loans are written-off against the allowance when all possible means of collection have been exhausted and the potential for recovery is considered remote.

  Real Estate

        Real estate Portfolio Assets consist of real estate properties purchased from a variety of sellers or acquired through loan foreclosure. The Partnerships account for real estate properties on an

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

2.    Summary of Significant Accounting Policies (Continued)

individual-asset basis as opposed to a pool basis. The following is a description of the classifications and related accounting policies for the Partnerships' various classes of real estate Portfolio Assets:

  Classification and Impairment Evaluation

        Real estate held for sale primarily includes real estate acquired through loan foreclosure. The Partnerships classify a property as held for sale if (1) management commits to a plan to sell the property; (2) the Partnerships actively market the property in its current condition for a price that is reasonable in comparison to its fair value; and (3) management considers the sale of such property within one year of the balance sheet date to be probable. Real estate held for sale is stated at the lower of cost or fair value less estimated disposition costs. Real estate is not depreciated while it is classified as held for sale. Impairment losses are recorded if a property's fair value less estimated disposition costs is less than its carrying amount, and charged to operations in the period the impairment is identified.

        Real estate held for investment generally includes acquired properties and is carried at cost less depreciation and amortization, as applicable. The Partnerships classify a property as held for investment if the property is still under development and/or management does not expect the property to be sold within one year of the balance sheet date. The Partnerships periodically review property held for investment for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of property held for investment is measured by comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the property. If the property is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds the fair value of the property. Fair value is determined by discounted cash flows or market comparisons.

        The Partnerships recorded net impairment losses on real estate of $920,000, $156,000, and $103,000 as of December 31, 2008, 2007 and 2006, respectively.

  Cost Capitalization and Allocation

        Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of cost (i.e. the underlying loan's carrying value) or estimated fair value less disposition costs at the date of foreclosure—establishing a new cost basis. The amount, if any, by which the carrying value of the underlying loan exceeds the property's fair value less estimated disposition costs at the foreclosure date is charged as a loss against operations. Expenditures for repairs, maintenance, and other holding costs are charged to operations as incurred.

        Real estate properties acquired through a purchase transaction are initially recorded at the cost of the acquisition. The cost of acquired property includes the purchase price of the property, legal fees, and certain other acquisition costs. Subsequent to acquisition, the Partnerships capitalize capital improvements and expenditures related to significant betterments and replacements, including costs related to the development and improvement of the property for its intended use. Expenditures for repairs, maintenance, and other holding costs are charged to operations as incurred.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

2.    Summary of Significant Accounting Policies (Continued)

  Disposition of Real Estate

        Gains on disposition of real estate are recognized upon sale of the underlying property in accordance with SFAS No. 66, Accounting for Sales of Real Estate. We evaluate real estate transactions to determine if it qualifies for gain recognition under the full accrual method. If the transaction does not meet the criteria for the full accrual method of profit recognition based on our assessment, we account for the sale based on an appropriate deferral method determined by the nature and extent of the buyer's investment and our continuing involvement.

  (b)    Income Taxes

        Under current Federal laws, partnerships are not subject to income taxes; therefore, no provision has been made for such taxes in the accompanying combined financial statements. For tax purposes, income or loss is included in the individual tax returns of the partners.

  (c)    Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates that are particularly susceptible to significant change in the near-term relate to the estimation of future collections on Portfolio Assets used in the calculation of income from Portfolio Assets; valuation loans receivable; valuation of real estate; and legal contingencies. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile financial and real estate markets, and declines in business and consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

  (d)    Change in combined entities

        Change in combined entities reflects the reduction in equity and cash due to the reduction of number of entities included in the combined and combining statements for 2006.

  (e)    Fair Value Measurements

        On January 1, 2008, the Partnerships adopted the provisions SFAS No. 157, Fair Value Measurements ("SFAS 157"), for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value as the price that would be

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

2.    Summary of Significant Accounting Policies (Continued)

received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a framework for measuring fair value and expands disclosures about fair value measurements (refer to Note 8). FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"), delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In accordance with FSP FAS 157-2, the Partnerships have not applied the provisions of SFAS 157 to the following assets that have been recognized or disclosed at fair value for the year ended December 31, 2008—measurement of non-financial Portfolio Assets (i.e. real estate) upon recognition of impairment charges during 2008 (Note 8). On January 1, 2009, the Partnerships will be required to apply the provisions of SFAS 157 to fair value measurements of non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Partnerships are in the process of evaluating the impact, if any, of applying these provisions on its financial position and results of operations.

        In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP FAS 157-3"), which was effective immediately. FSP FAS 157-3 clarifies the application of SFAS 157 in cases where the market for a financial instrument is not active and provides an example to illustrate key considerations in determining fair value in those circumstances. The Partnerships considered the guidance provided by FSP FAS 157-3 in its determination of estimated fair values during 2008.

  (f)    Recent accounting pronouncements

        Effective January 1, 2008, the Partnerships adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The adoption of SFAS 157 did not impact our financial condition and results of operations at the date of adoption. Refer to Note 8 for additional information.

        In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Partnerships will be required to apply SFAS 157, effective January 1, 2009, to non-financial assets and liabilities that qualified for the deferral.

        On December 31, 2006, the Partnerships adopted SEC Staff Accounting Bulletin Topic 1N, Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be evaluated when determining the materiality of misstatements in the current year financial statements and it also addresses how to correct material misstatements. The Partnerships adoption of SAB 108 resulted in an adjustment to opening retained earnings for the year ended

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007, and 2006

2.    Summary of Significant Accounting Policies (Continued)

December 31, 2006 by approximately $212,000, all of which relates to a correction in WAMCO 33's accounting for property taxes paid in 2005. The Partnerships reviewed the annual amount of earnings incurred in prior periods for this correction and considered the effect to be immaterial to prior periods both individually and in the aggregate.

3.    Combining Financial Statements

        WAMCO 30 is not considered to be a significant subsidiary of FirstCity at December 31, 2008; however, it was considered to be a significant subsidiary of FirstCity at December 31, 2007. The WAMCO 30 partnership recorded initial activity during 2002. The following tables summarize the combining balance sheets of the WAMCO Partnerships as of December 31, 2008 and 2007, and the related combining statements of operations, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2008.

Combining Balance Sheets

December 31, 2008

	WAMCO 30	Other Partnerships	Combined
	(Dollars in thousands)
ASSETS
Cash	$2,159	$891	$3,050
Portfolio Assets:
Loan portfolios, net	23,384	14,915	38,299
Real estate held for sale	5,058	7,587	12,645

Total Portfolio Assets	28,442	22,502	50,944
Other assets, net	584	43	627

	$31,185	$23,436	$54,621

LIABILITIES AND PARTNERS' CAPITAL
Notes payable	$25,448	$1,620	$27,068
Other liabilities	1,324	792	2,116

Total liabilities	26,772	2,412	29,184
Partners' capital	4,413	21,024	25,437

	$31,185	$23,436	$54,621

Other liabilities owed to affiliates included in above balances	$797	$625	$1,422

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

3.    Combining Financial Statements (Continued)

Combining Balance Sheets

December 31, 2007

	WAMCO 30	Other Partnerships	Combined
	(Dollars in thousands)
ASSETS
Cash	$4,976	$970	$5,946
Portfolio Assets:
Loan portfolios, net	38,651	37,717	76,368
Real estate held for sale	1,069	2,888	3,957

Total Portfolio Assets	39,720	40,605	80,325
Other assets, net	757	58	815

	$45,453	$41,633	$87,086

LIABILITIES AND PARTNERS' CAPITAL
Notes payable	$35,925	$4,600	$40,525
Other liabilities	1,998	254	2,252

Total liabilities	37,923	4,854	42,777
Partners' capital	7,530	36,779	44,309

	$45,453	$41,633	$87,086

Other liabilities owed to affiliates included in above balances	$1,458	$23	$1,481

Combining Statements of Operations
Year Ended December 31, 2008

	WAMCO 30	Other Partnerships	Combined
	(Dollars in thousands)
Income from Portfolio Assets	$5,805	$4,543	$10,348
Other income, net	12	2	14

Revenues	5,817	4,545	10,362

Interest and fees expense—other	(1,519)	(146)	(1,665)
Provision for loan and impairment losses	(3,832)	(2,724)	(6,556)
Asset-level expenses	(1,859)	(1,448)	(3,307)
Service fees—affiliate	(430)	(879)	(1,309)
General, administrative and operating expenses	(148)	(110)	(258)

Expenses	(7,788)	(5,307)	(13,095)

Net loss	$(1,971)	$(762)	$(2,733)

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

3.    Combining Financial Statements (Continued)

Combining Statements of Operations

Year Ended December 31, 2007

	WAMCO 30	Other Partnerships	Combined
	(Dollars in thousands)
Income from Portfolio Assets	$12,505	$5,259	$17,764
Other income, net	184	6	190

Revenues	12,689	5,265	17,954

Interest and fees expense—other	(2,328)	(454)	(2,782)
Provision for loan and impairment losses	(2,370)	(2,513)	(4,883)
Asset-level expenses	(2,270)	(673)	(2,943)
Service fees—affiliate	(1,639)	(675)	(2,314)
General, administrative and operating expenses	(250)	(139)	(389)

Expenses	(8,857)	(4,454)	(13,311)

Net earnings	$3,832	$811	$4,643

Combining Statements of Operations

Year Ended December 31, 2006

	WAMCO 30	Other Partnerships	Combined
	(Dollars in thousands)
Income from Portfolio Assets	$18,054	$6,523	$24,577
Other income, net	264	1,295	1,559

Revenues	18,318	7,818	26,136

Interest and fees expense—affiliate	(38)	(429)	(467)
Interest and fees expense—other	(3,215)	(194)	(3,409)
Provision for loan and impairment losses	(470)	(1,333)	(1,803)
Asset-level expenses	(1,289)	(1,111)	(2,400)
Service fees—affiliate	(2,902)	(757)	(3,659)
General, administrative and operating expenses	(264)	(802)	(1,066)

Expenses	(8,178)	(4,626)	(12,804)

Net earnings	$10,140	$3,192	$13,332

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

3.    Combining Financial Statements (Continued)

Combining Statements of Changes in Partners' Capital

Years Ended December 31, 2008, 2007 and 2006

	WAMCO 30	Other Partnerships	Combined
	(Dollars in thousands)
Balance at December 31, 2005	$87,597	$23,732	$111,329
Cumulative effect of adjustments resulting from the adoption of SAB No. 108 (Note 2(f))	(212)	—	(212)
Contributions	40,948	14,364	55,312
Distributions	(90,834)	(13,162)	(103,996)
Change in combined entities	—	(6,186)	(6,186)
Net earnings	10,140	3,192	13,332

Total comprehensive income	10,140	3,192	13,332

Balance at December 31, 2006	47,639	21,940	69,579

Contributions	—	20,433	20,433
Distributions	(43,941)	(6,405)	(50,346)
Net earnings	3,832	811	4,643

Total comprehensive income	3,832	811	4,643

Balance at December 31, 2007	7,530	36,779	44,309

Contributions	—	—	—
Distributions	(1,146)	(14,993)	(16,139)
Net loss	(1,971)	(762)	(2,733)

Total comprehensive loss	(1,971)	(762)	(2,733)

Balance at December 31, 2008	$4,413	$21,024	$25,437

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

3.    Combining Financial Statements (Continued)

Combining Statements of Cash Flows

Year Ended December 31, 2008

	WAMCO 30	Other Partnerships	Combined
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(1,971)	$(762)	$(2,733)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of loan origination and commitment fees	170	15	185
Provision for loan and impairment losses	3,832	2,724	6,556
Income from Portfolio Assets	(5,805)	(4,543)	(10,348)
Capitalized costs and interest on Portfolio Assets	(134)	(88)	(222)
Proceeds applied to principal on Portfolio Assets	13,385	20,010	33,395
Decrease in other assets	3	—	3
Increase (decrease) in other liabilities	(674)	538	(136)

Net cash provided by operating activities	8,806	17,894	26,700

Cash flows from financing activities:
Repayment of debt	(10,477)	(2,980)	(13,457)
Capital distributions	(1,146)	(14,993)	(16,139)

Net cash used in financing activities	(11,623)	(17,973)	(29,596)

Net decrease in cash	(2,817)	(79)	(2,896)
Cash at beginning of year	4,976	970	5,946

Cash at end of year	$2,159	$891	$3,050

Supplemental disclosure of cash flow information
Approximate cash paid for interest	$1,439	$144	$1,583

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

3.    Combining Financial Statements (Continued)

Combining Statements of Cash Flows

Year Ended December 31, 2007

	WAMCO 30	Other Partnerships	Combined
	(Dollars in thousands)
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

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

3.    Combining Financial Statements (Continued)

Combining Statements of Cash Flows

Year Ended December 31, 2006

	WAMCO 30	Other Partnerships	Combined
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$10,140	$3,192	$13,332
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of loan origination and commitment fees	262	59	321
Amortization of deferred profit sharing	—	596	596
Provision for loan and impairment losses	470	1,333	1,803
Income from Portfolio Assets	(18,054)	(6,523)	(24,577)
Purchase of Portfolio Assets	(42,307)	(14,253)	(56,560)
Advances net of receipts on Portfolio Asset lines of credit	(9,565)	123	(9,442)
Capitalized costs and interest on Portfolio Assets	(623)	(134)	(757)
Proceeds applied to principal on Portfolio Assets	100,887	11,896	112,783
Excess of distribution over cost from partnership carried at cost	—	(1,274)	(1,274)
Decrease in deferred profit sharing	—	220	220
Increase in other assets	(376)	(68)	(444)
Decrease in deferred compensation	—	(220)	(220)
Deferred compensation and profit sharing paid	—	(396)	(396)
Increase (decrease) in other liabilities	485	(99)	386

Net cash provided by (used in) operating activities	41,319	(5,548)	35,771

Cash flows from investing activities:
Distributions from partnership	—	2,570	2,570
Change in combined entities	—	(1,126)	(1,126)

Net cash provided by investing activities	—	1,444	1,444

Cash flows from financing activities:
Borrowing of debt—affiliate	27	—	27
Borrowing of debt	38,500	8,000	46,500
Repayment of debt—affiliate	(2,088)	(5,805)	(7,893)
Repayment of debt	(31,619)	(384)	(32,003)
Capital contributions	40,949	14,363	55,312
Capital distributions	(90,833)	(13,163)	(103,996)

Net cash provided by (used in) financing activities	(45,064)	3,011	(42,053)

Net decrease in cash	(3,745)	(1,093)	(4,838)
Cash at beginning of year	10,242	2,605	12,847

Cash at end of year	$6,497	$1,512	$8,009

Supplemental disclosure of cash flow information
Approximate cash paid for interest	$2,937	$583	$3,520

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

4.    Portfolio Assets

        Portfolio Assets are summarized as follows:

	December 31, 2008
	WAMCO 30	Other Partnerships	Combined
	(Dollars in thousands)
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$8,526	$1,027	$9,553
Performing Portfolio Assets	6,915	5,213	12,128
Loans Acquired After 2004
Loans acquired with credit deterioration	13,629	13,227	26,856
Loans acquired with no credit deterioration	—	—	—

Outstanding balance	29,070	19,467	48,537
Allowance for loan losses	(5,686)	(4,552)	(10,238)

Carrying amount of loans, net of allowance	23,384	14,915	38,299

Real estate held for sale	5,058	7,587	12,645

Portfolio Assets, net	$28,442	$22,502	$50,944

	December 31, 2007
	WAMCO 30	Other Partnerships	Combined
	(Dollars in thousands)
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$11,707	$1,515	$13,222
Performing Portfolio Assets	7,593	8,225	15,818
Loans Acquired After 2004
Loans acquired with credit deterioration	22,484	30,184	52,668
Loans acquired with no credit deterioration	300	—	300

Outstanding balance	42,084	39,924	82,008
Allowance for loan losses	(3,433)	(2,207)	(5,640)

Carrying amount of loans, net of allowance	38,651	37,717	76,368

Real estate held for sale	1,069	2,888	3,957

Portfolio Assets, net	$39,720	$40,605	$80,325

        Certain Portfolio Assets are pledged to secure notes payable that are generally non-recourse to FirstCity or any affiliate other than the entity that incurred the debt.

        During 2008, the Partnerships recorded provisions for loan and impairment losses, net of recoveries, by a charge to income of $6,556,000—which is comprised of impairment charges on real estate portfolios of $920,000 and $5,636,000 to allowance for loan losses. During 2007, the Partnerships recorded provisions for loan and impairment losses, net of recoveries, by a charge to income of

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

4.    Portfolio Assets (Continued)

$4,883,000—which is comprised of impairment charges on real estate portfolios of $156,000 and $4,727,000 to allowance for loan losses.

        The changes in the allowance for loan losses are as follows:

	Year Ended December 31, 2008
	WAMCO 30	Other Partnerships	Combined
	(Dollars in thousands)
Beginning Balance	$(3,433)	$(2,207)	$(5,640)
Provisions	(3,393)	(3,412)	(6,805)
Recoveries	350	819	1,169
Charge offs	790	248	1,038

Ending Balance	$(5,686)	$(4,552)	$(10,238)

	Year Ended December 31, 2007
	WAMCO 30	Other Partnerships	Combined
	(Dollars in thousands)
Beginning Balance	$(1,172)	$(326)	$(1,498)
Provisions	(3,628)	(2,442)	(6,070)
Recoveries	1,260	83	1,343
Charge offs	107	478	585

Ending Balance	$(3,433)	$(2,207)	$(5,640)

	Year Ended December 31, 2006
	WAMCO 30	Other Partnerships	Combined
	(Dollars in thousands)
Beginning Balance	$(742)	$(151)	$(893)
Provisions	(1,184)	(1,599)	(2,783)
Recoveries	714	369	1,083
Charge offs	40	1,055	1,095

Ending Balance	$(1,172)	$(326)	$(1,498)

        Accretable yield represents the amount of income the Partnerships can expect to generate over the remaining life of its existing loans acquired after 2004 with evidence of credit deterioration based on estimated future cash flows as of December 31, 2008 and 2007. Reclassifications from nonaccretable difference to accretable yield primarily result from the Partnerships' increase in estimates of future cash flows. Reclassifications to nonaccretable difference from accretable yield primarily results from

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

4.    Portfolio Assets (Continued)

allowance charges that exceed the Partnerships' increase in estimates of future cash flows. Changes in accretable yield for the years ended December 31, 2008 and 2007 were as follows:

	Year Ended December 31, 2008			Year Ended December 31, 2007
	WAMCO 30	Other Partnerships	Combined	WAMCO 30	Other Partnerships	Combined
	(Dollars in thousands)
Beginning Balance	$4,945	$4,871	$9,816	$14,043	$3,216	$17,259
Additions	—	—	—	—	5,215	5,215
Accretion	(3,325)	(2,421)	(5,746)	(5,817)	(2,749)	(8,566)
Reclassification from (to) nonaccretable difference	5,894	3,244	9,138	(960)	(638)	(1,598)
Disposals	(261)	(1,307)	(1,568)	(2,321)	(173)	(2,494)

Ending Balance	$7,253	$4,387	$11,640	$4,945	$4,871	$9,816

        Loans acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Year Ended December 31, 2008			Year Ended December 31, 2007
	WAMCO 30	Other Partnerships	Combined	WAMCO 30	Other Partnerships	Combined
	(Dollars in thousands)			(Dollars in thousands)
Face value at acquisition	$—	$—	$—	$—	$24,650	$24,650
Cash flows expected to be collected at acquisition, net of adjustments	—	—	—	—	25,648	25,648
Basis in acquired loans at acquisition	—	—	—	—	20,433	20,433

5.    Deferred Profit Sharing and Deferred Compensation

        In 2006, the Partnerships paid $396,000 in deferred compensation and commission in connection with a profit participation arrangement between FC Properties and the project manager. In addition, the Partnerships recorded $596,000 of amortization in 2006 related to the profit participation agreement. As a result of the disposition of FC Properties in 2006, the profit participation arrangement was terminated at such time.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

6.    Notes Payable

        Notes payable at December 31, 2008 and 2007 consist of the following:

	2008	2007
	(Dollars in thousands)
London Interbank Offering Rate (LIBOR) (0.4% at December 31, 2008) based:
WAMCO 30 (LIBOR plus 1.65%)	$25,448	$35,925
Other Partnerships (LIBOR plus 1.75%)	1,620	4,600

	$27,068	$40,525

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

        Contractual maturities (excluding principal and interest payments payable from proceeds from dispositions of and payments received on the Portfolio Assets) of notes payable are as follows:

	WAMCO 30	Other Partnerships	Combined
	(Dollars in thousands)
Year Ending December 31:
2009	$—	$—	$—
2010	25,448	1,620	27,068
2011	—	—	—
2012	—	—	—

	$25,448	$1,620	$27,068

        The loan agreements and master note purchase agreements, under which notes payable were incurred, contain various covenants including limitations on other indebtedness, maintenance of service agreements and restrictions on use of proceeds from disposition of and payments received on the Portfolio Assets. As of December 31, 2008, the Partnerships were in compliance with these covenants.

        In connection with notes payable, the Partnerships incurred origination and commitment fees. These fees are amortized over the stated maturity of the related notes and are included in interest and fees on notes payable. At December 31, 2008 and 2007, approximately $187,000 and $372,000, respectively, of origination and commitment fees are included in other assets, net.

7.    Transactions with Affiliates

        Under the terms of the various servicing agreements between the Partnerships and FirstCity, FirstCity receives a servicing fee based on proceeds from resolution of the Portfolio Assets for processing transactions on the Portfolio Assets and for conducting settlement, collection and other resolution activities. Service fees to affiliates of approximately $1,309,000, $2,314,000, and $3,659,000

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

7.    Transactions with Affiliates (Continued)

are reported in the accompanying combined statements of operations in 2008, 2007 and 2006, respectively.

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

8.    Fair Value Measurements

  Estimated Fair Value of Financial Instruments

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Partnerships disclose estimated fair values of its financial instruments. The fair value estimates, methods and assumptions for the Partnerships' combined financial instruments at December 31, 2008 and 2007 are outlined below. The fair value estimates were based on pertinent information that was available to management as of the respective dates. The fair value estimates have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented. Furthermore, because active markets do not exist for a significant portion of the Partnerships' financial instruments, management uses present value techniques and other valuation models to estimate the fair values of its financial instruments. These valuation methods require considerable judgment, and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Accordingly, the estimates provided herein do not necessarily indicate amounts which could be realized in a current exchange. The Partnerships believe the imprecision of an estimate could be significant.

        Cash and Cash Equivalents:    The carrying amount of cash and cash equivalents approximated fair value at December 31, 2008 and 2007.

        Portfolio Assets:    Portfolio Assets of loans are generally carried at the lower of cost or estimated fair value. Estimated fair values for Portfolio Assets of loans are generally determined at the present value of future contractual cash flows using discount rates that reflect the risks inherent in those cash flows. Fair value for significant impaired loans is generally based on collateral valuations using observable and unobservable inputs, adjusted for various factors; or estimated cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market and specific borrower information. At December 31, 2008 and 2007, the carrying amounts for Portfolio Assets of loans approximated $38.3 million and $76.4 million, respectively, and the estimated fair values approximated $39.5 million and $78.9 million, respectively.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

8.    Fair Value Measurements (Continued)

        Notes Payable:    Management believes the interest rates and terms on its debt obligations approximate the rates and terms currently offered by other lenders for similar debt instruments of comparable terms. As such, the carrying amount of notes payable is believed to approximate fair value at December 31, 2008 and 2007.

  Fair Value Hierarchy

        Effective January 1, 2008, the Partnerships adopted SFAS 157, which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of he fair value hierarchy are described below:

  •
  Level 1—Valuations are based upon quoted prices (unadjusted) in active exchange markets involving identical assets and liabilities that the Partnerships have the ability to access at the measurement date.

  •
  Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar instruments in active markets; quoted prices and valuations for identical or similar instruments in markets that are not active; and model-based valuation techniques with significant assumptions and inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

  •
  Level 3—Valuations are derived from model-based techniques that use inputs and significant assumptions that are supported by little or no observable market data. Valuation techniques include the use of pricing models, discounted cash flow models and similar methodologies.

        The level of fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is most-significant to the fair value measurement in its entirety.

        At December 31, 2008, the Partnerships did not have any assets or liabilities that are measured at fair value on a recurring basis. However, the Partnerships may be required, from time to time, to measure certain financial assets at fair value on a non-recurring basis. These adjustments to fair value generally result from write-downs of financial assets as a result of impairment or application of lower-of-cost-or-fair value accounting. For assets measured at fair value on a non-recurring basis and

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

8.    Fair Value Measurements (Continued)

carried at fair value on the balance sheet at December 31, 2008, the following table provides the valuation levels used to determine the fair value of the financial assets:

	Carrying Value at December 31, 2008				Total Losses in Year Ended December 31, 2008
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Portfolio Assets—loans(1)	$2,939	$—	$—	$2,939	$(2,392)

(1)
Represents the carrying value of impaired loans that were measured for impairment using the estimated fair value of the collateral for collateral-dependent loans. The carrying value of loans fully charged-off is zero.

        The Partnerships also uses fair value measurements on a non-recurring basis for certain non-financial instruments such as foreclosed real estate. However, the effective date for the SFAS 157 requirements for these non-financial assets was deferred until January 1, 2009 pursuant to FSP FAS 157-2. See Note 1 for further discussion.

        The carrying values and related write-downs of "Portfolio Assets—loans" in the table above are based on collateral valuations using observable and unobservable inputs, adjusted for various considerations such as market conditions, economic and competitive environment, and other assets with similar characteristics (i.e. industry, geography, etc.) that, in management's opinion, reflect elements a market participant would consider. The Partnerships classify the fair value measurement techniques for these assets as Level 3 inputs for the following reasons: (1) distressed asset acquisitions generally occur in inactive markets for which observable market prices are not readily available (i.e. price quotations vary substantially over time and among market-makers, and pricing information is generally not released to the public); and (2) the Partnerships' valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data.

        Under SFAS 157, we attempt to base our fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs, when reasonably available and without undue cost, and minimize the use of unobservable inputs when developing fair value measurements in accordance with the fair value hierarchy in SFAS 157. Fair value measurements for assets where there exists limited or no observable market data are based principally using one or more valuation techniques (e.g., the market approach and/or the income approach) for which sufficient and reliable data is available (Level 3 measurements). Within Level 3, the use of the market approach generally consists of using comparable market transactions or other data, while the income approach generally consists of the net present value of estimated cash flows, adjusted as appropriate for the economic and competitive environment, the characteristics of the asset, liquidity, and other such risk factors. There may be inherent weaknesses in any valuation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

WAMCO PARTNERSHIPS

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

9.    Commitments and Contingencies

  Environmental Matters

        The Partnerships generally retain environmental consultants to conduct or update environmental assessments in connection with the Partnerships' foreclosed and acquired real estate properties. These environmental assessments have not revealed environmental conditions that the Partnerships believe will have a material adverse effect on its business, assets, financial condition, results of operations or liquidity, and the Partnerships are not otherwise aware of environmental conditions with respect to properties that the Partnerships believe would have such a material adverse effect. However, environmental conditions at the Partnerships' properties may in the future require environmental testing and/or regulatory filings, as well as remedial action. Liabilities for future remediation costs would be recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally would be based on the completion of investigations or other studies or a commitment to a formal plan of action.

  Other

        The Partnerships are involved in various claims and legal proceedings arising in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of pending legal actions and proceedings, the Partnerships cannot state with certainty the eventual outcome of any such proceedings. Based on current knowledge, management does not believe that liabilities, if any, arising from any single ordinary course proceeding will have a material adverse effect on the combined financial condition, operations, results of operations or liquidity of the Partnerships.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        We conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

        Management's Report on Internal Control Over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. Based on its assessment, management has determined that, as of December 31, 2008, its internal control over financial reporting was effective based on the criteria set forth in the COSO framework. The Company's independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, as of December 31, 2008 which is included in Part II, Item 8 of this Annual Report on Form 10-K.

        Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

Item 11.    Executive Compensation.

        The information required by Item 11 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company's definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed within 120 days after the Company's year end for the year covered by this report.

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

Exhibit Number	Description of Exhibit
10.5	Revolving Credit Agreement, dated November 12, 2004, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-Q dated November 15, 2004)
10.6	1995 Stock Option and Award Plan (incorporated herein by reference to Exhibit A of the Company's Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)
10.7	1996 Stock Option and Award Plan (incorporated herein by reference to Exhibit C of the Company's Schedule 14A, Definitive Proxy Statement, dated March 27, 1996)
10.8	2004 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company's Schedule 14A, Definitive Proxy Statement, dated October 21, 2003)
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
10.13	2006 Stock Option and Award Plan (incorporated herein by reference to Appendix A of the Company's Schedule 14A, Definitive Proxy Statement, dated June 26, 2006)
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

Exhibit Number	Description of Exhibit
10.17	Amendment No. 4 to Revolving Credit Agreement, dated as of October 31, 2006, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated November 7, 2006)
10.18
Management Employment Contract dated November 30, 2006, between FirstCity Business Lending Corporation, American Business Lending, Inc., and Charles P. Bell, Jr. (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated December 7, 2006)
10.20
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

Exhibit Number	Description of Exhibit
10.29	Letter agreement between FirstCity Financial Corporation and Bank of Scotland extending time period for closing of subordinate credit facility to be provided by BoS (USA,) Inc. to October 2, 2007 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated September 10, 2007)
10.30
Letter agreement between FirstCity Financial Corporation and BoS (USA), Inc. extending time period for closing of subordinate credit facility to be provided by BoS (USA), Inc. to October 31, 2007 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated October 5, 2007)
10.31
Letter agreement between FirstCity Financial Corporation and Bank of Scotland extending time period for closing of subordinate credit facility to be provided by BoS (USA), Inc. to October 31, 2007 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated October 5, 2007)
10.32
Letter agreement between FirstCity Financial Corporation and BoS (USA), Inc. extending time period for closing of subordinate credit facility to be provided by BoS (USA), Inc. to November 16, 2007 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated November 8, 2007)
10.33
Letter agreement between FirstCity Financial Corporation and Bank of Scotland which amended the Revolving Credit Agreement to extend time period for closing of subordinate credit facility to be provided by BoS (USA), Inc. to November 16, 2007 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated November 8, 2007)
10.34
Amendment and Consent No. 25 to Revolving Credit Agreement, dated as of July 14, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated July 18, 2008)
10.35
Amendment and Consent No. 12 to Subordinated Delayed Draw Credit Agreement, dated as of July 14, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and BoS (USA), Inc., as Agent (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated July 18, 2008)
10.36
Amendment and Consent No. 6 to Revolving Credit Agreement, dated as of July 14, 2008, among FH Partners, LLC, as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K dated July 18, 2008)
10.37
Conditional Waiver Agreement Regarding Event of Default dated effective September 30, 2008, between American Business Lending, Inc., an affiliate of FirstCity, as borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.40 of the Company's Form 10-Q dated November 10, 2008)
10.38
Conditional Waiver Under Loan Agreement dated November 10, 2008, between American Business Lending, Inc., an affiliate of FirstCity, as borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.41 of the Company's Form 10-Q dated November 10, 2008)
10.39
Amendment and Consent No. 27 to Revolving Credit Agreement, dated as of December 12, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated December 15, 2008)

Exhibit Number	Description of Exhibit
10.40	Amendment and Consent No. 14 to Subordinated Delayed Draw Credit Agreement, dated as of December 12, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and BoS (USA), Inc., as Agent (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated December 15, 2008)
10.41
Amendment and Consent No. 7 to Revolving Credit Agreement, dated as of December 12, 2008, among FH Partners, LLC, as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K dated December 15, 2008)
10.42
Mediator's Proposal, dated November 20, 2008, among Michael S. Wilk, as mediator appointed by the Court of Appeals for the First District for the State of Texas, and agreed to by the FCLT Loans Asset Corporation, FirstCity Financial Corporation, Timothy J. Blair, Class Representative of former employees of FirstCity Bancorporation of Texas, Inc., and JP Morgan Chase Bank, N.A., successor trustee (incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-K dated December 15, 2008)
10.43
Conditional Waiver Agreement Regarding Event of Default, dated and effective as of December 31, 2008, between American Business Lending, Inc., an affiliate of FirstCity, as borrower, and Wells Fargo Foothill, Inc., as lender (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated February 4, 2009)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
23.2*	Consent of KPMG LLP
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION
By:	/s/ JAMES T. SARTAIN James T. Sartain President and Chief Executive Officer

March 31, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD E. BEAN Richard E. Bean	Chairman of the Board and Director	March 31, 2009
/s/ JAMES T. SARTAIN James T. Sartain	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2009
/s/ J. BRYAN BAKER J. Bryan Baker	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2009
/s/ C. IVAN WILSON C. Ivan Wilson	Vice Chairman of the Board and Director	March 31, 2009
/s/ DANE FULMER Dane Fulmer	Director	March 31, 2009
/s/ ROBERT E. GARRISON Robert E. Garrison	Director	March 31, 2009
/s/ D. MICHAEL HUNTER D. Michael Hunter	Director	March 31, 2009
/s/ F. CLAY MILLER F. Clay Miller	Director	March 31, 2009