Form 10-K/A
period 2008-12-31
FIRSTCITY FINANCIAL CORP
filed 2009-04-30
CIK 828678

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2008 was $39,909,953 based on the closing price of the common stock of $4.46 per share on such date as reported on the NASDAQ Global Select Market.

         The number of shares of the registrant's common stock outstanding at April 15, 2009 was 9,831,937.

FIRSTCITY FINANCIAL CORPORATION

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A ("Amendment") to the Annual Report on Form 10-K of FirstCity Financial Corporation (the "Company," "FirstCity," "we" or "us") is being filed to amend the Company's Form 10-K ("Original Filing") filed with the Securities and Exchange Commission ("SEC") on March 31, 2009, to provide disclosures under Part III of Form 10-K, which were not included in the Original Filing, as FirstCity will not file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2008.

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

Forward-Looking Statements:

        The Original Filing, this Amendment and documents incorporated herein by reference include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. In addition, we may make other written and oral communications from time to time that contain such statements. All statements regarding our expected financial position, strategies and growth prospects, anticipated events or trends, and general economic conditions that we expect to exist in the future, are forward-looking statements. The words, "anticipates," "believes," "feels," "expects," "estimates," "seeks," "strives," "plans," "intends," "outlook," "forecast," "position," "target," "mission," "assume," "achievable," "potential," "strategy," "goal," "aspiration," "outcome," "continue," "remain," "maintain," "trend," "objective" and variations of such words and similar expressions, or future or conditional verbs such as "will," "would," "should," "could," "might," "can," "may" or similar expressions, as they relate to our business, operations and management, are intended to identify forward-looking statements and are not historical facts.

        You are cautioned that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. As such, our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. For a discussion on the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review Item 1A. "Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Original Filing filed with the SEC on March 31, 2009, and those discussed in other documents we file with the SEC.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Director Information

        Information concerning members of the Company's board of directors (the "Board") is set forth below:

Name	Age	Position
Richard E. Bean	65	Chairman of the Board
C. Ivan Wilson	81	Vice Chairman of the Board
James T. Sartain	60	President, Chief Executive Officer and Director
Dane Fulmer	58	Director
Robert E. Garrison, II	67	Director
D. Michael Hunter	66	Director
F. Clayton Miller	45	Director

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

        James T. Sartain has been President of FirstCity since the Merger and Chief Executive Officer since January 2001 and has served as a Director of FirstCity since the Merger. Prior to January 2001, Mr. Sartain was President and Chief Operating Officer of FirstCity. From 1988 to the Merger, Mr. Sartain was President and Chief Operating Officer of J-Hawk Corporation.

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

        Robert E. Garrison, II has been a Director of FirstCity since May 1999. Mr. Garrison is an Executive Officer and Chairman of the Executive Committee of Sanders Morris Harris Group Inc. From January 1999 until February 2009, Mr. Garrison served as President of Sanders Morris Harris

Group Inc. In addition, Mr. Garrison currently serves as a Director of Prosperity Bank, and as a Director of Crown Castle International (a public company that is a leading independent owner and operator of shared wireless infrastructures). Mr. Garrison previously served as Executive Vice President and Director of Harris Webb & Garrison and also served as Chairman, Chief Executive Officer, and Director of Pinnacle Management & Trust Co. Mr. Garrison co-founded both of these companies in 1994. Mr. Garrison is a Chartered Financial Analyst, and has over 40 years of experience in the investment business.

        D. Michael Hunter has been a Director of FirstCity since August 2005. From March 2005 until April 2008, Mr. Hunter served as the Vice Chairman of the Board of Directors of Prosperity Bancshares, Inc. and served as a Director of Prosperity Bank. Mr. Hunter previously served as Chairman, President and Chief Executive Officer and a Director of First Capital Bankers, Inc. from 1995 until its merger with and into Prosperity Bancshares, Inc. on March 1, 2005. Mr. Hunter also served as Chairman and Chief Executive Officer of First Capital Bank from 1995 until March 2005. Prior to 1995, Mr. Hunter served as President and Chief Operating Officer of Victoria Bancshares, Inc. and Victoria Bank & Trust Company from 1988 to June 1994. Prior to 1988, Mr. Hunter served twenty four years with FCBOT.

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

Board of Directors and Committees

        The Board has reviewed the provisions of the Sarbanes-Oxley Act of 2002, the rules of the SEC and the NASDAQ Stock Market governance listing standards and determined that the Company is in compliance with such standards. The Board has determined that Messrs. Bean, Fulmer, Garrison, Hunter, Miller and Wilson are independent Directors under the NASDAQ Stock Market Rules. Mr. Sartain, the Company's President and Chief Executive Officer, was deemed not to be an independent director by virtue of his employment with the Company. Mr. Richard E. Bean, an independent Director, serves as Chairman and presides over executive sessions of the non-management Directors.

        Board Meetings.    During 2008, the Board held five meetings. Each of the directors attended at least 75% of the total number of meetings of the Board and at least 75% of the meetings of the Board committees of which he was a member in 2008. All of the directors attended the Company's 2008 Annual Meeting of Stockholders. The Company has encouraged the attendance of all Directors at the annual meetings of stockholders and has scheduled its stockholders' meetings to achieve that goal. The Company has not adopted a formal policy related to the attendance of Directors at annual meetings of stockholders.

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

        Executive Committee.    The Executive Committee consisted of Messrs. Sartain (Chairman) and Bean during 2008. Subject to certain limitations specified by the Company's Bylaws and the Delaware General Corporation Law, the Executive Committee is authorized to exercise the powers of the Board when the Board is not in session. During 2008, the Executive Committee held no meetings, but did take action on two occasions by unanimous consent.

        Audit Committee.    The Audit Committee consisted of Messrs. Bean (Chairman), Garrison and Wilson during 2008. The Audit Committee is a standing committee of the Board. The Board has determined that all members of the Audit Committee are independent directors under the rules of the NASDAQ Stock Market and the rules and regulations of the SEC. The Board has determined that Mr. Bean qualifies as an "audit committee financial expert" under applicable SEC and NASDAQ regulations. The Audit Committee has a charter adopted by the Board that sets forth its membership requirements, authority and responsibilities. A copy of the Audit Committee Charter is available on our website at www.fcfc.com under the "Investors" section. During 2008, the Audit Committee held six meetings.

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

        Compensation Committee.    The Compensation Committee consisted of Messrs. Wilson (Chairman), Garrison, Hunter and Miller during 2008. The Compensation Committee is a standing committee of the Board. The Board has determined that all members of the Compensation Committee are (i) "independent directors" under the listing standards of the NASDAQ Stock Market, (ii) "non-employee directors" within the meaning of Rule 16b-3 under the Exchange Act, and (iii) "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee has a charter that has been adopted by the Board that sets forth its membership requirements, authority and responsibilities. A copy of the Compensation Committee Charter is available on our website at www.fcfc.com under the "Investors" section. During 2008, the Compensation Committee held one meeting and took action on one occasion by unanimous consent.

        The Compensation Committee is responsible for evaluating and developing the compensation policies applicable to the executive officers of the Company and its subsidiaries. The Compensation Committee's charter sets forth the following responsibilities, among others, for the committee:

  •
  Review the compensation philosophy and strategy in regard to achieving the Company's objectives and performance goals and the long-term interests of the Company's stockholders;

  •
  Administer the Company's incentive compensation and stock option and other equity based plans; and

  •
  Review annually and make recommendations to the Board with respect to the base salary, incentive compensation, deferred compensation, stock options, performance units and other equity-based awards for the President and Chief Executive Officer and all other executive officers.

        In essence, the Compensation Committee's fundamental responsibility is to administer the Company's compensation program for its executive officers, which generally include those employees whose job responsibilities and policy-making authority are the broadest and most significant. The Compensation Committee is responsible for ensuring that the Company's compensation policies and practices support the successful recruitment, development, and retention of the executive talent required by the Company to achieve its business objectives.

        Recommendations regarding compensation of the Company's executive officers (other than the compensation of the President and Chief Executive Officer), including base salary adjustment, performance-based bonuses, additional bonuses and equity awards, are submitted by the Company's President and Chief Executive Officer to the Compensation Committee. The Compensation Committee reviews the recommendations of the President and Chief Executive Officer and makes all final decisions regarding the compensation of the President and Chief Executive Officer and the other executive officers. The compensation of the President and Chief Executive Officer and the other executive officers is subject to the review, modification and approval of the Board, except that (1) the President and Chief Executive Officer does not participate in the review, modification or approval of the recommendations of the Compensation Committee, with respect to his compensation and (2) all reviews, modifications and approvals with respect to awards under the Stock Option and Award Plans are made solely by the Compensation Committee. The Compensation Committee determines compensation of the President and Chief Executive Officer and makes a recommendation to the Board, which recommendation is subject to the review, modification and approval of the members of the Board, other than the President and Chief Executive Officer.

        Nominating and Corporate Governance Committee.    The Nominating and Corporate Governance Committee consisted of Messrs. Fulmer (Chairman), Garrison, Hunter and Miller during 2008. The Nominating and Corporate Governance Committee is a standing committee of the Board. The Board has determined that each of the members of the Nominating and Corporate Governance Committee qualified as an independent Director under the rules of the NASDAQ Stock Market and rules and regulations of the SEC. The Nominating and Corporate Governance Committee has a charter that has been adopted by the Board that sets forth its membership requirements, authority and responsibilities. The full text of the Charter of the Nominating and Corporate Governance Committee is available on our website at www.fcfc.com under the "Investors" section. The Nominating and Corporate Governance Committee recommends the number of Board positions to be filled in accordance with the Bylaws of the Company and the persons to be nominated to serve in those positions. In this regard, the Nominating and Corporate Governance Committee considers the performance of incumbent directors in determining whether such directors should be nominated to stand for reelection. The Nominating and Corporate Governance Committee also reviews the recommendations of the Chief Executive Officer related to the appointment of executive officers and proposed personnel changes related to such officers and is responsible for conducting an annual review of the Company's Code of Business Conduct and Ethics. During 2008, the Nominating and Corporate Governance Committee held one meeting and took action on one occasion by unanimous consent.

Executive Officers

        The executive officers of the Company, who are elected by the Board of Directors of the Company and serve at its discretion, are as follows:

Name	Age	Position
James T. Sartain	60	President and Chief Executive Officer
Jim W. Moore	58	Executive Vice President and Chief Operating Officer
J. Bryan Baker	48	Senior Vice President and Chief Financial Officer
Terry R. DeWitt	51	Senior Vice President
Joe S. Greak	60	Senior Vice President, Tax Director
James C. Holmes	52	Senior Vice President
Richard J. Vander Woude	54	Senior Vice President, General Counsel and Secretary

        Jim W. Moore was appointed Executive Vice President, Chief Operating Officer and Treasurer of FirstCity on February 1, 2008. Mr. Moore served as Treasurer until June 2008. Mr. Moore rejoined the Company after spending the prior seven years with Santander Consumer USA Inc., formerly known as Drive Financial Services LP, a national subprime auto indirect lender with a managed portfolio exceeding $5 billion. Mr. Moore served in various capacities including Director of Securitizations, Chief Financial Officer, and Treasurer. Mr. Moore had a long-term association with FirstCity as a senior officer prior to the formation of the Drive entity, which resulted as a part of a sale to Bank of Scotland and reorganizations of FirstCity which occurred in 2000 and 2004. Mr. Moore has 38 years of banking and financial services experience.

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

        Terry R. DeWitt has been Senior Vice President responsible for Due Diligence and Investment Evaluation of FirstCity since the Merger. Mr. DeWitt served as Senior Vice President responsible for Due Diligence and Investment Evaluation of J-Hawk Corporation from 1992 to the Merger. From 1991 to 1992, Mr. DeWitt was Senior Vice President of the First National Bank of Central Texas, a national banking association, and from 1989 to 1991, he was President of the First National Bank of Goldthwaite, a national banking association.

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

        James C. Holmes has been Senior Vice President of the Company since the Merger, and has served as the Finance Director and Treasurer of the Company since June 2008. He also served as Treasurer of the Company from the Merger to August 1999 and from June 2000 to February 2008. Prior to the Merger, he served as Senior Vice President and Treasurer of J-Hawk Corporation. From 1988 to 1991, Mr. Holmes was a Vice President of MBank Waco, a national banking association. Mr. Holmes has 26 years of experience in the banking and financial services sector.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file reports of their ownership, and any changes in that ownership, with the SEC. Based solely on our review of copies of these reports provided to the Company and written representations from such reporting persons that no other reports were required, the Company believes that, during 2008, our reporting persons complied with all Section 16(a) filing requirements.

Code of Business Conduct and Ethics

        The Company has adopted a Code of Business Conduct and Ethics which is applicable to the directors, executive officers and all employees of the Company, including the principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available on our website at www.fcfc.com under the "Investors" section.

Item 11.    Executive Compensation.

Summary Compensation Table

        The following table sets forth certain information concerning compensation for fiscal years 2008 and 2007 to (1) the Company's Chief Executive Officer and the Company's other three most-highly compensated executive officers (collectively, the "Named Executive Officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1)($)	All Other Compensation (2)($)	Total Compensation ($)
James T. Sartain,	2008	500,000	—	—	16,876	516,876
President and Chief Executive Officer	2007	385,417	—	—	16,048	401,465
Richard J. Vander Woude,	2008	315,000	—	—	5,328	320,328
Senior Vice President, General	2007	287,501	—	56,442	5,328	349,271
Counsel and Secretary
Terry R. DeWitt,	2008	300,000	—	—	5,328	305,328
Senior Vice President	2007	277,083	—	56,442	5,328	338,853
James C. Holmes,	2008	300,000	—	—	5,328	305,328
Senior Vice President	2007	277,083	—	56,442	5,328	338,853

(1)
This column represents the dollar amount recognized for financial statement reporting purposes with respect to grants of stock options, as determined pursuant to SFAS 123R. Refer to Note 10 to the Consolidated Financial Statements in the Original Filing for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123R.

(2)
The total amounts indicated under "All Other Compensation" for 2008 consist of (a) amounts contributed to match a portion of such employee's contributions under a 401(k) plan ("401(k) Match"), (b) excess premiums paid on supplemental life insurance policies ("Supplemental Life"), and (c) personal use of a business vehicle ("Auto"). The following table details the amounts paid during 2008 for each of the categories:

Executive	401(k) Match($)	Supplement Life($)	Auto($)	Total($)
James T. Sartain	$4,500	$2,376	$10,000	$16,876
Richard J. Vander Woude	4,500	828	—	5,328
Terry R. DeWitt	4,500	828	—	5,328
James C. Holmes	4,500	828	—	5,328

Outstanding Equity Awards at Fiscal Year-End

        The following table provides information on the holdings of stock options by the Named Executive Officers as of December 31, 2008. This table includes unexercised and unvested stock option awards. Each equity grant is shown separately for each Named Executive Officer. The vesting schedule for each grant is shown following this table, based on the option award grant date.

		Number of Shares Underlying Unexercised Options(#)
				Option Exercise Price($)	Option Expiration Date
Name	Option Grant Date	Exercisable	Unexercisable
James T. Sartain	12/1/2000	50,000	—	$2.00	12/1/2010
	12/20/2001	50,000	—	$3.06	12/20/2009
	5/13/2004	37,500	—	$7.25	5/13/2014
	10/12/2005	8,250	2,750	$11.33	10/12/2015
Richard J. Vander Woude	12/1/2000	25,000	—	$2.00	12/1/2010
	12/20/2001	25,000	—	$3.06	12/20/2009
	5/13/2004	15,000	—	$7.25	5/13/2014
	10/25/2005	6,000	2,000	$11.77	10/25/2015
	10/11/2007	2,000	6,000	$9.85	10/11/2017
Terry R. DeWitt	12/20/2001	25,000	—	$3.06	12/20/2009
	5/13/2004	15,000	—	$7.25	5/13/2014
	10/25/2005	6,000	2,000	$11.77	10/25/2015
	10/11/2007	2,000	6,000	$9.85	10/11/2017
James C. Holmes	12/20/2001	22,000	—	$3.06	12/20/2009
	5/13/2004	15,000	—	$7.25	5/13/2014
	10/25/2005	6,000	2,000	$11.77	10/25/2015
	10/11/2007	2,000	6,000	$9.85	10/11/2017

Grant Date	Vesting Schedule
12/1/2000	25% vests in one year; 25% vests in two years; 25% vests in three years; 25% vests in four years
12/20/2001	50% vests on grant dates; 25% vests in one year; 25% vests in two years
5/13/2004	25% vests in one year; 25% vests in two years; 25% vests in three years; 25% vests in four years
10/12/2005	25% vests in one year; 25% vests in two years; 25% vests in three years; 25% vests in four years
10/25/2005	25% vests in one year; 25% vests in two years; 25% vests in three years; 25% vests in four years
10/11/2007	25% vests in one year; 25% vests in two years; 25% vests in three years; 25% vests in four years

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

        The following table summarizes the potential change in control benefits under the Company's Stock Option and Award Plans the Named Executive Officers would have been eligible to receive if such officer was terminated without cause or resigned for good reason in connection with a Change in Control that occurred on December 31, 2008.

Name		Change in Control
James T. Sartain	Stock option acceleration(1)	$18,292
Terry R. DeWitt	Stock option acceleration(1)	$53,700
James C. Holmes	Stock option acceleration(1)	$53,700
Richard J. Vander Woude	Stock option acceleration(1)	$53,700

    (1)
    We valued the stock option vesting acceleration modifications in accordance with the provisions of SFAS 123R.

Director Summary Compensation Table

        The following table summarizes compensation of all non-employee directors during the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2) ($)	Total($)
Richard E. Bean	37,000	15,274	52,274
C. Ivan Wilson	25,000	15,274	40,274
Dane Fulmer	21,000	15,274	36,274
Robert E. Garrison, II	27,000	15,274	42,274
D. Michael Hunter	21,000	15,274	36,274
F. Clayton Miller	21,000	15,274	36,274

    (1)
    During 2008, directors of the Company who were not employees of the Company or any of its subsidiaries received a retainer of $3,500 per quarter for their services as directors. The Chairman of the Audit Committee received an additional retainer of $1,250 per quarter. Such directors also received $1,000 plus expenses for each regular and special Board of directors meeting attended, $1,000 ($2,000 for the Chairman) plus expenses for each meeting of any committee of the Board of directors attended, and $1,000 ($2,000 for the Chairman) for each telephonic meeting of the Board of directors or any committee. Directors who are employees of the Company do not receive directors' fees.

    (2)
    Each of the non-executive directors was granted options to purchase 5,000 shares of FirstCity common stock for their service as a director during 2008 under the FirstCity Financial Corporation 2006 Stock Option and Award Plan. These amounts are computed in accordance with SFAS 123R. Aggregate number of awards of stock options outstanding to non-executive directors at December 31, 2008 are as follows: Richard E. Bean—25,000; C. Ivan Wilson—30,000; Dane Fulmer—20,000; Robert E. Garrison, II—20,000; D. Michael Hunter—20,000; F. Clayton Miller—15,000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth certain information regarding the common stock owned on April 15, 2009 (the "Measurement Date") by (1) each person who is known by the Company to be the beneficial owner of more than five percent of the common stock as of such date, (2) each of the Company's directors, (3) each of the Named Executive Officers and (4) all directors and executive officers of the Company as a group. Except as otherwise indicated, all shares of the common stock shown in the table are held with sole voting and investment power.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(2)		Percent of Class
	Directors and Executive Officers(1):
Common Stock	James T. Sartain	668,984		6.70%
Common Stock	Richard E. Bean	325,333		3.30%
Common Stock	Dane Fulmer	100,750		1.02%
Common Stock	Robert E. Garrison, II	130,600		1.33%
Common Stock	D. Michael Hunter	55,000		*
Common Stock	F. Clayton Miller	15,000		*
Common Stock	C. Ivan Wilson	65,520		*
Common Stock	Terry R. DeWitt	202,882		2.05%
Common Stock	James C. Holmes	111,668		1.13%
Common Stock	Richard J. Vander Woude	78,435		*
Common Stock	All directors and executive officers as a group (13 persons)	1,932,288		18.54%
	Certain Other Beneficial Owners:
Common Stock	Heartland Advisors, Inc. and William Nasgovitz 789 N. Water St. Suite 500 Milwaukee, WI 53202	1,129,105	(3)	11.48%
Common Stock	First Manhattan Co. 437 Madison Avenue New York, NY 10022	806,888	(3)	8.21%
Common Stock	Dimensional Fund Advisors LP 1299 Ocean Avenue Santa Monica, CA 90401	684,883	(3)	6.97%
Common Stock	F&C Asset Management plc 80 George Street Edinburgh EH2 3BU, United Kingdom	602,397	(3)	6.13%

*
Less than 1%

(1)
The business mailing address of each of such persons (except as otherwise indicated) is P. O. Box 8216, Waco, Texas 76714.

(2)
Includes shares that may be acquired within 60 days of the Measurement Date upon the exercise of options granted under the Company's stock option and award plans as follows: James T. Sartain—145,750; Richard E. Bean—25,000; Dane Fulmer—20,000; Robert E. Garrison, II—20,000; D. Michael Hunter—20,000; F. Clayton Miller—15,000; C. Ivan Wilson—30,000; Terry R. DeWitt—48,000; James C. Holmes—45,000; Richard J. Vander Woude—73,000; all directors and executive officers as a group (13 persons)—587,750.

(3)
Based on information contained in statements filed with the SEC by the respective reporting persons. The amounts as to which the beneficial owner has sole voting power, shared voting power, sole investment power, or shared investment power are as follows:

			Voting		Investment
Name	Schedule	Date	Sole	Shared	Sole	Shared
Heartland Advisors, Inc. and William Nasgovitz	13G/A	12/31/2008	—	1,062,100	—	1,129,105
First Manhattan Co.	13G/A	12/31/2008	34,400	686,762	34,400	772,488
Dimensional Fund Advisors LP	13G/A	12/31/2008	680,510	—	684,883	—
F&C Asset Management plc.	13G/A	12/31/2008	602,397	—	602,397	—

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Director Independence

        As required under the NASDAQ Stock Market listing standards, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by the board of directors. The Board has determined that Messrs. Bean, Fulmer, Garrison, Hunter, Miller and Wilson are independent directors under the NASDAQ Stock Market Rules. Mr. Sartain, the Company's President and Chief Executive Officer, is not an independent director by virtue of his employment with the Company.

Transactions and Relationships Involving Our Directors and Executive Officers

        The Company owns equity interests in various purchased asset portfolios through limited partnerships and limited liability companies ("Acquisition Partnerships") in which a corporate affiliate of the Company is the sole general partner or managing member, and the Company and other non-affiliated investors are limited partners or members. Certain directors and executive officers of the Company may also serve as directors and/or executive officers of the general partner or managing member, but receive no additional compensation from or on behalf of such general partner or managing member for serving in such capacity. The Company provides asset servicing services to certain of the Acquisition Partnerships pursuant to servicing agreements between the Company and the Acquisition Partnerships. Service fees derived from such affiliates totaled $8.2 million for 2008.

Item 14.    Principal Accounting Fees and Services.

Audit Fees

        The aggregate fees billed for professional services by KPMG LLP ("KPMG") in 2008 and 2007 for these various services were:

	2008	2007
Audit fees(1)	$1,116,000	$1,575,936
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$1,116,000	$1,575,936

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

        Pre-approval shall not be required for non-audit services provided by the independent auditor, if (i) the aggregate amount of all such non-audit services provided to the Company constitutes not more than the five percent (5%) of the total amount of revenues paid by the Company to the independent auditor during the fiscal year in which such non-audit services are provided, (ii) such non-audit services were not recognized by the Company at the time of the independent auditor's engagement to be non-audit services, and (iii) such non-audit services are promptly brought to the attention of the Audit Committee and approved by the Audit Committee prior to the completion of the audit for the year in which the non-audit services were commenced.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        1.    Financial Statements

        Incorporated by reference to FirstCity's Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009.

        2.    Financial Statement Schedules

        Incorporated by reference to FirstCity's Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009.

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

Exhibit Number		Description of Exhibit
10.27	—	Amendment No. 3 and Consent to Revolving Credit Agreement, dated August 22, 2007, among FH Partners, L.L.C., as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated August 28, 2007)
10.28	—
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
10.34	—
Amendment and Consent No. 25 to Revolving Credit Agreement, dated as of July 14, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated July 18, 2008)
10.35	—
Amendment and Consent No. 12 to Subordinated Delayed Draw Credit Agreement, dated as of July 14, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and BoS (USA), Inc., as Agent (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated July 18, 2008)
10.36	—
Amendment and Consent No. 6 to Revolving Credit Agreement, dated as of July 14, 2008, among FH Partners, LLC, as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K dated July 18, 2008)

Exhibit Number			Description of Exhibit
10.37		—	Conditional Waiver Agreement Regarding Event of Default dated effective September 30, 2008, between American Business Lending, Inc., an affiliate of FirstCity, as borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.40 of the Company's Form 10-Q dated November 10, 2008)
10.38		—
Conditional Waiver Under Loan Agreement dated November 10, 2008, between American Business Lending, Inc., an affiliate of FirstCity, as borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.41 of the Company's Form 10-Q dated November 10, 2008)
10.39		—
Amendment and Consent No. 27 to Revolving Credit Agreement, dated as of December 12, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated December 15, 2008)
10.40		—
Amendment and Consent No. 14 to Subordinated Delayed Draw Credit Agreement, dated as of December 12, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and BoS (USA), Inc., as Agent (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K dated December 15, 2008)
10.41		—
Amendment and Consent No. 7 to Revolving Credit Agreement, dated as of December 12, 2008, among FH Partners, LLC, as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K dated December 15, 2008)
10.42		—
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
10.43		—
Conditional Waiver Agreement Regarding Event of Default, dated and effective as of December 31, 2008, between American Business Lending, Inc., an affiliate of FirstCity, as borrower, and Wells Fargo Foothill, Inc., as lender (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K dated February 4, 2009)
21.1	*	—	Subsidiaries of the Registrant
23.1	*	—	Consent of KPMG LLP
23.2	*	—	Consent of KPMG LLP
31.1	**	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*
Previously included in FirstCity's Annual Report on Form 10-K for the year ended December 31, 2008, as filed March 31, 2009.

**
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION

April 30, 2009	By:	/s/ JAMES T. SARTAIN James T. Sartain President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD E. BEAN Richard E. Bean	Chairman of the Board and Director	April 30, 2009
/s/ JAMES T. SARTAIN James T. Sartain	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2009
/s/ J. BRYAN BAKER J. Bryan Baker	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 30, 2009
/s/ C. IVAN WILSON C. Ivan Wilson	Vice Chairman of the Board and Director	April 30, 2009
/s/ DANE FULMER Dane Fulmer	Director	April 30, 2009
/s/ ROBERT E. GARRISON, II Robert E. Garrison, II	Director	April 30, 2009
/s/ D. MICHAEL HUNTER D. Michael Hunter	Director	April 30, 2009
/s/ F. CLAY MILLER F. Clay Miller	Director	April 30, 2009