Form 10-Q
period 2009-03-31
FIRSTCITY FINANCIAL CORP
filed 2009-05-12
CIK 828678

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The number of shares of common stock, par value $.01 per share, outstanding at May 4, 2009 was 9,831,937.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(See Note 2)
ASSETS
Cash and cash equivalents	$18,905	$19,103
Restricted cash	1,277	1,217
Portfolio Assets:
Loan portfolios, net	171,473	121,137
Real estate held for sale	13,411	17,484
Real estate held for investment, net	9,523	9,592
Total Portfolio Assets	194,407	148,213
Loans receivable:
Loans receivable - affiliates	27,827	27,080
Loans receivable - SBA held for sale	9,720	4,901
Loans receivable - SBA held for investment, net	15,673	14,405
Loans receivable - other	13,411	13,533
Total loans receivable	66,631	59,919
Investment security available for sale, net	4,279	5,251
Equity investments	70,631	72,987
Service fees receivable ($831 and $553 from affiliates, respectively)	910	626
Servicing assets - SBA loans	695	722
Other assets, net	20,512	20,899
Total Assets	$378,247	$328,937

LIABILITIES AND EQUITY
Liabilities:
Notes payable to banks	$284,852	$242,889
Note payable to affiliate	8,658	8,658
Other liabilities	11,731	11,515
Total Liabilities	305,241	263,062
Commitments and contingencies (Note 15)
Equity:
Optional preferred stock (par value $.01 per share; 98,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 100,000,000 shares authorized; 11,331,937 shares issued; 9,831,937 shares outstanding)	113	113
Treasury stock, at cost: 1,500,000 shares	(10,923)	(10,923)
Paid in capital	101,980	101,875
Accumulated deficit	(36,429)	(37,073)
Accumulated other comprehensive loss	(2,649)	(3,726)
FirstCity Stockholders’ Equity	52,092	50,266
Noncontrolling interests	20,914	15,609
Total Equity	73,006	65,875
Total Liabilities and Equity	$378,247	$328,937

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Servicing fees ($2,127 and $2,164 from affiliates, respectively)	$2,392	$2,200
Income from Portfolio Assets	9,043	4,935
Interest income from SBA loans	346	476
Interest income from loans receivable - affiliates	923	150
Interest income from loans receivable - other	429	275
Revenue from railroad operations	747	805
Other income	1,801	663
Total revenues	15,681	9,504
Expenses:
Interest and fees on notes payable to banks	3,044	3,683
Interest and fees on notes payable to affiliate	433	—
Salaries and benefits	5,054	5,030
Provision for loan and impairment losses	1,106	3,030
Asset-level expenses	1,237	1,561
Occupancy, data processing and other	3,406	2,455
Total expenses	14,280	15,759
Equity in net earnings (loss) of subsidiaries	(146)	2,840
Earnings (loss) before income taxes	1,255	(3,415)
Income tax expense	(263)	(191)
Net earnings (loss)	992	(3,606)
Less: Net income (loss) attributable to noncontrolling interests (See Note 2)	348	(22)
Net earnings (loss) attributable to FirstCity	$644	$(3,584)

Basic earnings (loss) per share	$0.07	$(0.34)
Diluted earnings (loss) per share	$0.07	$(0.34)

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	FirstCity Stockholders
				Retained	Accumulated	Non-
				Earnings	Other	controlling
	Common	Treasury	Paid in	(Accumulated	Comprehensive	Interests	Total
	Stock	Stock	Capital	Deficit)	Income (Loss)	(See Note 2)	Equity

Balances, December 31, 2007	$113	$(5,978)	$101,240	$9,602	$1,846	$3,209	$110,032
Repurchase of common stock	—	(2,138)	—	—	—	—	(2,138)
Stock option compensation expense	—	—	225	—	—	—	225
Investment in majority-owned entities	—	—	—	—	—	3	3
Distributions to noncontrolling interests	—	—	—	—	—	(663)	(663)
Other activity	—	—	—	—	—	10	10
Comprehensive loss:
Net loss	—	—	—	(3,584)	—	(22)	(3,606)
Foreign currency translation adjustments	—	—	—	—	(474)	72	(402)
Total comprehensive loss							(4,008)
Balances, March 31, 2008	$113	$(8,116)	$101,465	$6,018	$1,372	$2,609	$103,461

Balances, December 31, 2008	$113	$(10,923)	$101,875	$(37,073)	$(3,726)	$15,609	$65,875
Stock option compensation expense	—	—	105	—	—	—	105
Investment in majority-owned entities	—	—	—	—	—	5,743	5,743
Distributions to noncontrolling interests	—	—	—	—	—	(31)	(31)
Comprehensive income:
Net earnings	—	—	—	644	—	348	992
Change in net unrealized gain on security available for sale	—	—	—	—	(7)	—	(7)
Foreign currency translation adjustments	—	—	—	—	1,084	(755)	329
Total comprehensive income							1,314
Balances, March 31, 2009	$113	$(10,923)	$101,980	$(36,429)	$(2,649)	$20,914	$73,006

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(See Note 2)
Cash flows from operating activities:
Net earnings (loss)	$992	$(3,606)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Net principal advances on SBA loans held for sale	(4,738)	(1,088)
Proceeds from the sale of SBA loans held for sale, net	—	197
Purchases of Portfolio Assets	(70,324)	(7,768)
Proceeds applied to principal on Portfolio Assets	30,453	19,471
Income from Portfolio Assets	(9,043)	(4,935)
Capitalized interest and costs on Portfolio Assets and loans receivable	(191)	(215)
Provision for loan and impairment losses	1,106	3,030
Foreign currency transaction (gains) losses, net	566	(200)
Equity in net loss (earnings) of subsidiaries	146	(2,840)
Gain on sale of SBA loans held for sale, net	—	(9)
Gain on sale of railroad property	(920)	—
Depreciation and amortization	988	892
Net premium amortization of loans receivable	(48)	(131)
Stock option compensation expense	105	225
Decrease (increase) in restricted cash	(60)	56
Increase in service fees receivable	(284)	(102)
Decrease (increase) in other assets	(582)	657
Increase (decrease) in other liabilities	281	(1,311)
Net cash provided by (used in) operating activities	(51,553)	2,323
Cash flows from investing activities:
Purchases of property and equipment, net	(331)	(346)
Proceeds from sale of railroad property	1,350	—
Net principal collections (advances) on loans receivable	(881)	498
Net principal collections (advances) on SBA loans held for investment	(1,242)	1,249
Net principal paydowns on investment security available for sale	965	—
Contributions to Acquisition Partnerships	(450)	(2,203)
Distributions from Acquisition Partnerships	1,800	5,346
Net cash provided by investing activities	1,211	4,544
Cash flows from financing activities:
Borrowings under notes payable to banks	75,488	16,923
Principal payments of notes payable to banks, net	(30,263)	(29,806)
Payments of debt issuance costs and loan fees	(332)	(330)
Contributions from noncontrolling interests	5,743	3
Distributions to noncontrolling interests	(31)	(663)
Repurchase of common stock	—	(2,138)
Net cash provided by (used in) financing activities	50,605	(16,011)
Effect of exchange rate changes on cash and cash equivalents	(461)	49
Net decrease in cash and cash equivalents	(198)	(9,095)
Cash and cash equivalents, beginning of period	19,103	23,037
Cash and cash equivalents, end of period	$18,905	$13,942
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,330	$3,277
Income taxes, net of refunds received	45	14

See accompanying notes to consolidated financial statements.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

(1)  Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

FirstCity Financial Corporation and subsidiaries (collectively, “FirstCity”, “Company”, “we”, “us” or “our”) is a financial services company with offices in the United States and Mexico, and a presence in Europe and South America. FirstCity engages in two major business segments — Portfolio Asset Acquisition and Resolution and Special Situations Platform. The Portfolio Asset Acquisition and Resolution business has been the Company’s core business operation since commencing operations in 1986. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing commercial and consumer loans and other assets (collectively, “Portfolio Assets” or “Portfolios”), generally at a discount to their legal principal balances or appraised values, and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. FirstCity acquires the Portfolio Assets for its own account or through investment entities formed with one or more other co-investors (each such entity, an “Acquisition Partnership”). The Company engages in its Special Situations Platform business through its majority ownership interest in FirstCity Denver Investment Corp. (“FirstCity Denver”) — which was formed in April 2007. Through its Special Situations Platform business, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments, common equity warrants, distressed debt transactions, and buyouts. Refer to Note 14 for additional information on the Company’s major business segments.

Basis of Presentation

The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of FirstCity and all other entities in which FirstCity has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Company follows conform, in all material respects, to U.S. generally accepted accounting principles and to general practices within the financial services industry.

The consolidated financial statements in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. We have prepared the accompanying unaudited consolidated financial statements in accordance with the accounting policies described in our 2008 Annual Report on Form 10-K, as amended (“2008 Form 10-K”), and with the instructions to Form 10-Q. Accordingly, the accompanying unaudited consolidated financial statements do not include all of the information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles, and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included in our 2008 Form 10-K. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which changed the presentation requirements for noncontrolling (minority) interests. Refer to Note 2 for more information. In addition to the changes prescribed by SFAS 160, certain other amounts in prior period financial statements have been reclassified to conform to the current period presentation. These certain other reclassifications are not significant and have no impact on earnings, total assets or stockholders’ equity.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to significant change in the near-term relate to the estimation of future collections on Portfolio Assets used in the calculation of income from Portfolio Assets; valuation of deferred tax assets and assumptions used in the calculation of income taxes; valuation of servicing assets, investment securities, loans receivable (including loans receivable held in securitization trusts), and real estate; guarantee obligations; indemnifications; and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile financial, real estate and foreign currency markets, and declines in business and consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Portfolio Assets

The Company invests in performing and non-performing commercial and consumer loans, real estate and certain other assets (“Portfolio Assets” or “Portfolios”), and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. The Portfolio Assets are generally non-homogeneous assets, including loans of varying qualities that are secured by diverse collateral types and real estate. Some Portfolio Assets are loans for which resolution is tied primarily to the real estate securing the loan, while others may be collateralized business loans, the resolution of which may be based on the cash flows of the business or the underlying collateral.

On January 1, 2005, FirstCity adopted and began accounting for its acquisitions of loan portfolios with credit deterioration in accordance with the provisions of AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 addresses accounting differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in acquired loans if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires acquired loans with credit deterioration to be initially recorded at fair value and prohibits “carrying over” or the creation of valuation allowances in the initial accounting of acquired loans that are within the scope of SOP 03-3. Under SOP 03-3, the excess cash flows expected at acquisition over the loan portfolio’s purchase price is recorded as interest income over the life of the portfolio.

Loans Acquired Prior to 2005

For Portfolio Assets acquired before January 1, 2005, the Company initially recorded the purchased assets at cost, and acquisition-date purchase discounts and loan loss allowances of the underlying assets were included as components of the cost and carrying value of the Portfolio Assets, as applicable. Income recognition for loans acquired prior to 2005 is based on management’s initial designation of the purchased Portfolio Assets as non-performing or performing. Such designations were made on the acquisition date and do not subsequently change even though the actual performance of the Portfolio Assets may subsequently change.

Income on non-performing Portfolio Assets acquired prior to 2005 is recognized only to the extent that collections exceed a pro-rata portion of allocated cost from the pool. Cost allocation is based on a proration of actual collections divided by total estimated collections of the pool. Interest income is not recognized separately on non-performing Portfolio Assets. All collection proceeds, of whatever type, are included in the determination of income recognition for these Portfolio Assets. The Company accounts for these non-performing Portfolio Assets on a pool basis.

Income on performing Portfolio Assets acquired prior to 2005 is recognized using the interest method, based on the Portfolio’s internal rate of return (“IRR”), and acquisition discounts for the Portfolios as a whole are accreted as an adjustment to yield over the estimated life of the respective Portfolios. Income on performing Portfolio Assets is accrued monthly based on each loan pool’s effective IRR. Significant increases in expected future cash flows may be recognized prospectively through an upward adjustment of the IRR over a portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing. Cash flows greater than the interest accrual will reduce the carrying value of the pool. Likewise, cash flows that are less than the accrual

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

will increase the carrying balance. The IRR is estimated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection model. Gains are recognized on performing Portfolio Assets when sufficient funds are received to fully satisfy the obligation on loans included in the pool, either from collections received from the borrower or proceeds received from the sale of the loan. The gain recognized represents the difference between the proceeds received and the allocated carrying value of the individual loan in the pool. The Company accounts for these performing Portfolio Assets on a pool basis.

Loans With Credit Deterioration Acquired After 2004

A substantial portion of the Company’s loans acquired after 2004 have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts. The amounts paid for the loans reflect the Company’s determination that the loans have experienced deterioration in credit quality since origination and that it is probable the Company will be unable to collect all amounts due according to the contractual terms of the underlying loans.

Commencing January 1, 2005, FirstCity adopted and began accounting for its acquisitions of loan portfolios with credit deterioration in accordance with the provisions of SOP 03-3. As permitted by SOP 03-3, the Company generally establishes static pools for purchased loan accounts that have common risk characteristics (primarily loan type and collateral). Each static pool is accounted for as a single unit for the recognition of income, principal payments and loss provision. Once a static pool is established, individual accounts are generally not added to or removed from the pool (unless the Company sells, forecloses or writes-off the loan). At acquisition, FirstCity determines the excess of the loan pool’s scheduled contractual payments over all cash flows expected to be collected as an amount that should not be accreted (“nonaccretable difference”). The excess of the portfolio’s cash flows expected to be collected at acquisition over the initial investment in the portfolio (“accretable yield”) is generally accreted into interest income over the remaining life of the portfolio. The discount (i.e. the difference between the cost of each static pool and the related aggregate contractual receivable balance) is not recorded because the Company does not expect to fully collect each static pool’s contractual receivable balance. As a result, loan portfolios are generally recorded at cost (which approximates fair value) at the time of acquisition.

In accordance with SOP 03-3, the Company accounts for its investments in SOP 03-3 loan portfolios using either the interest method or the cost-recovery method. Application of the interest method is dependent on management’s ability to develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected. In the event the Company cannot develop or establish a reasonable expectation as to both the timing and amount of cash flows expected to be collected, SOP 03-3 permits the use of the cost-recovery method.

Under the interest method, an effective interest rate, or IRR, is applied to the cost basis of the pool. SOP 03-3 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of income or expense or on the balance sheet. SOP 03-3 requires the IRR that is estimated when the loan accounts are purchased to remain constant as the basis for subsequent impairment testing (performed at least quarterly). Significant increases in actual, or expected future cash flows, is used first to reverse any existing valuation allowance for that loan pool; and any remaining increase may be recognized prospectively through an upward adjustment of the IRR over the portfolio’s remaining life. Any increase to the IRR then becomes the new benchmark for impairment testing and income recognition. Under SOP 03-3, subsequent decreases in projected cash flows do not change the IRR, but are recognized as an impairment of the cost basis of the pool (to maintain the then-current IRR), and are reflected in the consolidated statements of operations through provisions charged to operations, with a corresponding valuation allowance off-setting the loan portfolio in the consolidated balance sheets. FirstCity establishes valuation allowances for loan portfolios acquired with credit deterioration to reflect only those losses incurred after acquisition — that is, the cash flows expected at acquisition that are not expected to be collected. Income from loan portfolios accounted for under the interest method is accrued based on each pool’s IRR applied to each pool’s adjusted cost basis. Gross collections in excess of the interest accrual and impairments will reduce the carrying value of the static pool, while gross collections less than the interest accrual will increase the carrying value. The IRR is estimated based on the timing and amount of anticipated cash flows using the Company’s proprietary collection models. A pool can become fully amortized (zero-basis carrying balance on the balance sheet) while still generating cash collections. In this case, cash collections are recognized as income when received.

If the amount and timing of future cash collections on a loan pool are not reasonably estimable, the Company accounts for such portfolios on the cost-recovery method. Under the cost-recovery method, no income is recognized until the Company has fully collected the cost of the portfolio, or until such time the Company considers the timing and amount of collections to be reasonably estimable and begins to recognize income based on the interest method as described above. At least quarterly, the Company performs an evaluation to determine if the remaining amount that is probable of collection is less than the portfolio’s carrying value, and if so,

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

recognizes impairment through provisions charged to operations. At March 31, 2009 and December 31, 2008, the carrying value of SOP 03-3 loan pools accounted for under the cost-recovery method approximated $34.1 million and $20.7 million, respectively.

Real Estate

Real estate Portfolio Assets consist of real estate properties purchased from a variety of sellers or acquired through loan foreclosure. Rental income, net of expenses, is generally recognized when received. The Company accounts for its real estate properties on an individual-asset basis as opposed to a pool basis. The following is a description of the classifications and related accounting policies for the Company’s various classes of real estate Portfolio Assets:

Classification and Impairment Evaluation

Real estate held for sale primarily includes real estate acquired through loan foreclosure. The Company classifies a property as held for sale if (1) management commits to a plan to sell the property; (2) the Company actively markets the property in its current condition for a price that is reasonable in comparison to its fair value; and (3) management considers the sale of such property within one year of the balance sheet date to be probable. Real estate held for sale is stated at the lower of cost or fair value less estimated disposition costs. Real estate is not depreciated while it is classified as held for sale. Impairment losses are recorded if a property’s fair value less estimated disposition costs is less than its carrying amount, and charged to operations in the period the impairment is identified.

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

Cost Capitalization and Allocation

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of cost (i.e. the underlying loan’s carrying value) or estimated fair value less disposition costs at the date of foreclosure — establishing a new cost basis. The amount, if any, by which the carrying value of the underlying loan exceeds the property’s fair value less estimated disposition costs at the foreclosure date is charged as a loss against operations. Expenditures for repairs, maintenance, and other holding costs are charged to operations as incurred.

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

(2)  Recently Adopted Accounting Standards

Business Combinations and Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R establishes principle requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial impact of the business combination. We adopted SFAS 141R effective January 1, 2009 and it applies to all business combinations prospectively from that date. The impact of SFAS 141R on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions that the Company consummates in the future.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”). This FSP amends the accounting in SFAS 141R for assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, FSP FAS 141R-1 requires measurement based on the best estimate in accordance with SFAS No. 5, Accounting for Contingencies. FSP FAS 141R-1 is effective as of January 1, 2009 in connection with the adoption of SFAS 141R.

In December 2007, the FASB issued SFAS 160, which defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. SFAS 160 requires the ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interest) to be clearly presented in the consolidated balance sheet within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to any noncontrolling interest must be clearly presented on the face of the consolidated statement of operations. Changes in the parent’s ownership interest while the parent retains its controlling financial interest (greater than 50 percent ownership) are to be accounted for as equity transactions with no remeasurement to fair value. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. Additionally, any ownership interest retained will be re-measured at fair value on the date control is lost, with any gain or loss recognized in earnings. SFAS 160 also requires companies to report a consolidated net income (loss) measure that includes the amount attributable to such noncontrolling interests. We adopted SFAS 160 effective January 1, 2009, and it applies to noncontrolling interests prospectively from that date. However, the presentation and disclosure requirements of SFAS 160 were applied retrospectively for all periods presented. As a result of this adoption, we reclassified noncontrolling interests in the amount of $15.6 million from total liabilities to equity in the December 31, 2008 consolidated balance sheet; and net distributions to noncontrolling interests of $0.7 million from operating activities to financing activities in the consolidated statement of cash flows for the three-month period ended March 31, 2008.

Fair Value

In 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures, however the application of SFAS 157 may change current practice. We adopted SFAS 157 for financial assets and liabilities effective January 1, 2008 and for non-financial assets and liabilities effective January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) in order to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

•                  FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

•                  FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more-timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

•                  FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

The FSPs are effective for periods ending after June 15, 2009, with earlier adoption permitted. The Company is currently evaluating the impact of adopting the FSPs, but does not expect the adoption of the provisions of the FSPs to have a material effect on our financial condition or results of operations.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Disclosures about Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 applies to all entities and requires enhanced disclosures about derivative instruments and hedged items that are accounted for under SFAS No. 133 and related interpretations. The Company applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. Since SFAS 161 relates to disclosures only, it had no impact on the Company’s financial position or results of operations. See Note 16 for further detail.

Accounting for Equity-Method Investments

Effective January 1, 2009, the Company adopted EITF Issue No. 08-6, Equity-Method Investment Accounting (“EITF 08-6”). EITF 08-6 addresses a number of matters associated with the impact that SFAS 141R and SFAS 160 might have on the accounting for equity-method investments. EITF 08-6 clarifies the following: (1) the cost basis of a new equity-method investment should be determined using a cost-accumulation mode, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration; and (2) equity-method investments should continue to be subject to other-than-temporary impairment analysis pursuant to APB Opinion No. 18. EITF 08-6 also provides guidance on gain recognition when a portion of the investor’s ownership is sold, how changes in classification from equity-method to cost-method should be treated, and certain other issues. The adoption of EITF 08-6 did not have a material effect on the Company’s results of operations or financial position.

(3)  Portfolio Assets

Portfolio Assets are summarized as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$3,192	$3,410
Performing Portfolio Assets	814	833
Loans Acquired After 2004
Loans acquired with credit deterioration	176,475	125,108
Loans acquired with no credit deterioration	2,661	2,757
Other	60,253	65,394
Outstanding balance	243,395	197,502
Allowance for loan losses	(71,922)	(76,365)
Carrying amount of loans, net of allowance	171,473	121,137

Real estate held for sale	13,411	17,484
Real estate held for investment, net (1)	9,523	9,592
Portfolio Assets, net	$194,407	$148,213

(1)     Includes lease-related intangible balances (net) of approximately $0.9 million and $1.0 million at March 31, 2009 and December 31, 2008, respectively.

Certain Portfolio Assets are pledged to secure a $100.0 million revolving loan facility between FH Partners LLC, an indirect wholly-owned affiliate of FirstCity, and Bank of Scotland. See Note 2 to the consolidated financial statements included in the Company’s 2008 Form 10-K for a description of this revolving credit agreement. In addition, certain Portfolio Assets are pledged to secure notes payable of certain consolidated affiliates of FirstCity that are generally non-recourse to FirstCity or any affiliate other than the acquiring entity that incurred the debt.

Income from Portfolio Assets is summarized as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Loan Portfolios
Loans Acquired Prior to 2005
Non-performing Portfolio Assets	$41	$180
Performing Portfolio Assets	106	106
Loans Acquired After 2004
Loans acquired with credit deterioration	8,723	3,553
Loans acquired with no credit deterioration	79	112
Real Estate Portfolios	(180)	929
Other	274	55
Income from Portfolio Assets	$9,043	$4,935

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Company recorded a provision for loan and impairment losses on Portfolio Assets of approximately $1.1 million for the three month period ended March 31, 2009 — which is comprised of a $0.2 million impairment charge on real estate portfolios and a $0.9 million allowance for loan losses, net of recoveries. For the three month period ended March 31, 2008, the Company recorded a provision for loan and impairment losses on Portfolio Assets of $2.9 million — which is comprised of a $0.2 million impairment charge on real estate portfolios and a $2.7 million allowance for loan losses.

The changes in the allowance for loan losses on Portfolio Assets are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Beginning Balance	$(76,365)	$(1,723)
Provisions	(1,241)	(2,867)
Recoveries	312	155
Charge offs	1,427	22
Translation adjustments	3,945	—
Ending Balance	$(71,922)	$(4,413)

Accretable yield represents the amount of income the Company can expect to generate over the remaining life of its existing loans acquired after 2004 with evidence of credit deterioration based on estimated future cash flows. Reclassifications from nonaccretable difference to accretable yield primarily result from the Company’s increase in its estimates of future cash flows. Reclassifications to nonaccretable difference from accretable yield primarily results from allowance charges that exceed the Company’s increase in its estimates of future cash flows. Changes in accretable yield for loans acquired after 2004 with evidence of credit deterioration are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Beginning Balance	$58,114	$35,951
Additions	10,931	3,315
Accretion	(4,898)	(3,258)
Reclassification from (to) nonaccretable difference	2,481	(3,838)
Disposals	(8,444)	(1,194)
Translation adjustments	(1,544)	342
Ending Balance	$56,640	$31,318

Loans acquired during each period for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Face value at acquisition	$140,772	$9,852
Cash flows expected to be collected at acquisition, net of adjustments	81,122	10,135
Basis in acquired loans at acquisition (1)	70,191	6,820

(1)   Includes $2.4 million of loan portfolios accounted for under the cost-recovery accounting method under SOP 03-3 upon acquisition for the three month period ended March 31, 2009.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(4)  Loans Receivable

The following is a composition of the Company’s loans receivable by loan type and region:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Domestic:
Commercial and industrial:
Affiliates	$13,823	$12,794
SBA	25,442	19,340
Other	3,771	3,313
Real estate:
Other	10,221	10,801

Foreign - commercial and industrial:
Affiliates	14,004	14,286

Total loans	67,261	60,534
Less: allowance for loan losses	(630)	(615)
Total loans, net	$66,631	$59,919

Loans receivable — affiliates

Loans receivable — affiliates, which are designated by management as held for investment, are summarized as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Outstanding balance	$26,413	$25,747
Capitalized interest	1,414	1,333
Carrying amount of loans, net	$27,827	$27,080

The summary of activity in loans receivable — affiliates is as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Beginning Balance	$27,080	$5,447
Advances	2,300	—
Payments received	(1,277)	(468)
Capitalized interest	81	96
Foreign exchange gains (losses)	(357)	328
Ending Balance	$27,827	$5,403

Loans receivable — affiliates represent advances to Acquisition Partnerships and other affiliated entities to acquire portfolios of performing and non-performing commercial and consumer loans and other assets; and senior debt financing arrangements with equity-method investees to provide capital for business expansion and operations. The loans are reported at their outstanding principal balances adjusted for unaccreted discounts, unamortized net loan fees, and the allowance for loan losses. Interest is accrued when earned and, if applicable, capitalized as part of loan principal in accordance with the contractual terms of the loans. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs are generally amortized as level-yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loans receivable — affiliates are generally secured by the underlying collateral that was acquired

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

with the loan proceeds. Advances to affiliates to acquire loan portfolios are secured by the underlying collateral of the individual notes within the portfolios, which is generally real estate; whereas advances to affiliates for business expansion and working capital purposes are generally secured by business assets (i.e. accounts, inventory and equipment).

Management evaluates the need for impairment based upon the performance of the loans and various other factors. Impairment is evaluated by analyzing expected future cash flows and evaluating values of the underlying loan collateral. For advances secured by loan portfolios, management analyzes the expected cash flows within each pool to determine that the cash flows are sufficient to repay these notes. For loans secured by business assets, management analyzes the expected future cash flows from the borrowing entity (discounted for the loan’s risk-adjusted rate), and the values of the underlying collateral, to determine whether the Company expects to ultimately collect all contractual principal and interest. The results of management’s evaluations indicated that projected cash flows and underlying collateral are sufficient to repay the loans and no allowances for impairment are necessary. The Company recorded no provisions for impairment on loans receivable — affiliates for the three months ended March 31, 2009 and 2008.

Loans receivable — SBA held for sale

Loans receivable — SBA held for sale are summarized as follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Outstanding balance	$9,578	$4,840
Capitalized costs	142	61
Carrying amount of loans, net	$9,720	$4,901

Changes in loans receivable — SBA held for sale are as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Beginning Balance	$4,901	$133
Originations and advances of loans	4,813	1,090
Payments received	(75)	(2)
Capitalized costs	81	19
Loans sold, net	—	(185)
Ending Balance	$9,720	$1,055

Loans receivable — SBA held for sale represent U.S. Small Business Administration (“SBA”) loans acquired by the Company in February 2007 and SBA loan originations and advances made since such time. SBA loans held for sale represent the portions of the loans that are guaranteed by the SBA, and are reflected at the lower of aggregate cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. The carrying value of SBA loans held for sale is net of premiums as well as deferred origination fees and costs. Premiums and net origination fees and costs are deferred and included in the basis of the loans in calculating gains and losses upon sale. SBA loans are generally secured by the borrowing entities’ assets such as accounts, property and equipment, and other assets. The Company generally sells the guaranteed portion of each loan to a third party and retains the servicing rights. The difference between the proceeds received and the allocated carrying value of the loans sold are recognized as net gains on sales of loans.  The non-guaranteed portion is generally held in the portfolio and classified as held for investment. The Company recorded no write-downs of SBA loans held for sale below their cost for the three months ended March 31, 2009 and 2008.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Loans receivable — SBA held for investment, net

Loans receivable — SBA held for investment are summarized as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Outstanding balance	$16,726	$15,509
Allowance for loan losses	(49)	(34)
Discounts, net	(1,079)	(1,120)
Capitalized costs	75	50
Carrying amount of loans, net	$15,673	$14,405

Changes in loans receivable — SBA held for investment are as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Beginning Balance	$14,405	$14,234
Originations and advances of loans	1,604	363
Payments received	(388)	(1,614)
Capitalized costs	26	7
Provision for SBA loan losses, net	(15)	28
Discount accretion, net	41	135
Charge offs	—	(165)
Ending Balance	$15,673	$12,988

Loans receivable — SBA held for investment represent SBA loans acquired by the Company in February 2007 and SBA loan originations and advances made since such time. SBA loans held for investment are reported at their outstanding principal balances adjusted for unearned discounts, net deferred loan origination costs and the allowance for loan losses. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs as well as premiums and discounts are generally amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. SBA loans held for investment are generally secured by the borrowing entities’ assets such as accounts, property and equipment, and other assets. Management evaluates the need for impairment based upon the performance of the loans and other portfolio characteristics, such as industry concentrations and loan collateral, which also impacts management’s estimates of the impairment. Impairment is evaluated by analyzing the expected future cash flows from the borrowing entity (discounted for the loans’ risk-adjusted rates), and the values of the underlying collateral, to determine whether the Company expects to ultimately collect all contractual principal and interest. The adequacy of the allowance for loan losses is reviewed by management on a regular basis and adjustments, if necessary, are reflected in operations during the periods in which they become known. Considerations in this evaluation include past and current loss experience, risks inherent in the current portfolio, and evaluation of commercial and real estate collateral as well as current economic conditions.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Changes in the allowance for loan losses related to loans receivable — SBA held for investment are as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Beginning Balance	$(34)	$(151)
Provisions	(21)	(124)
Recoveries	6	2
Charge Offs	—	150
Ending Balance	$(49)	$(123)

Loans receivable — other

Loans receivable — other, which are designated by management as held for investment, are summarized as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Outstanding balance	$13,782	$13,929
Allowance for loan losses	(581)	(581)
Discounts, net	(13)	(20)
Capitalized interest and costs	223	205
Carrying amount of loans, net	$13,411	$13,533

Changes in loans receivable — other are as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Beginning Balance	$13,533	$5,995
Advances	1,987	(8)
Payments received	(2,129)	(23)
Capitalized interest and costs	18	9
Discount accretion, net	7	6
Foreign exchange gains (losses)	(5)	(14)
Ending Balance	$13,411	$5,965

Loans receivable — other include loans made to non-affiliated entities and are secured by the borrowing entities’ assets such as accounts receivable, inventory, property and equipment, and various other assets. The loans are reported at their outstanding principal balances adjusted for unearned discounts, loan origination fees, and the allowance for loan losses. Interest is accrued when earned in accordance with the contractual terms of the loans. Interest is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs are generally amortized as level-yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Management evaluates the need for impairment based upon the performance of the loans and various other factors. Impairment is evaluated by analyzing the expected future cash flows from the borrowing entity (discounted for the loans’ risk-adjusted rates), and the values of the underlying collateral, to determine whether the Company expects to ultimately collect all contractual principal and interest. The results of this evaluation indicated that projected cash flows and underlying collateral are sufficient to repay the loans and no allowances for impairment were necessary. The Company recorded no provisions for impairment on loans receivable — other for the three months ended March 31, 2009 and 2008.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(5)  Equity Investments

The Company has investments in Acquisition Partnerships, and investments in servicing and operating entities, that are accounted for under the equity method of accounting. The condensed combined financial position and results of operations of the Acquisition Partnerships (which include the domestic and foreign Acquisition Partnerships and their general partners), and the servicing and operating entities are summarized as follows:

Condensed Combined Balance Sheets

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Acquisition Partnerships:
Assets	$281,263	$297,805
Liabilities	$96,330	$92,654
Net equity	184,933	205,151
	$281,263	$297,805
Servicing and operating entities:
Assets	$101,790	$113,008
Liabilities	$54,183	$64,053
Net equity	47,607	48,955
	$101,790	$113,008
Total:
Assets	$383,053	$410,813
Liabilities	$150,513	$156,707
Net equity	232,540	254,106
	$383,053	$410,813

Equity investment in Acquisition Partnerships	$44,051	$46,084
Equity investment in servicing and operating entities	26,580	26,903
	$70,631	$72,987

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Condensed Combined Summary of Operations

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Acquisition Partnerships:
Income from Portfolio Assets	$10,476	$24,291
Other income	(66)	329
Revenues	10,410	24,620
Interest expense	1,374	1,876
Service fees	3,206	4,948
Provision for loan and impairment losses	1,606	5,358
Asset-level expenses	1,881	1,894
Other operating costs	723	3,922
Foreign currency (gains) losses	11,145	(2,945)
Income tax and other taxes	(54)	1,032
Expenses	19,881	16,085
Equity in earnings of investments	—	777
Net earnings (loss)	$(9,471)	$9,312

Servicing and operating entities:
Income from Portfolio Assets	$6,269	$7,679
Servicing fees	4,967	7,311
Other income, net	12,890	2,301
Total revenues	24,126	17,291
Expenses	22,381	13,759
Net earnings	$1,745	$3,532

Equity in earnings (loss) of Acquisition Partnerships	$(891)	$2,321
Equity in earnings of servicing and operating entities	745	519
	$(146)	$2,840

Portfolio Assets held by certain Acquisition Partnerships are pledged to secure notes payable that are generally non-recourse to FirstCity or any affiliate other than the partnership entity that incurred the debt.

The combined assets and equity (deficit) of the underlying Acquisition Partnerships and the servicing and operating entities, and the Company’s equity investments in those entities, are summarized by geographic region below. The WAMCO Partnerships represent domestic Texas limited partnerships and limited liability companies in which the Company has a common ownership with Cargill.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Assets:
Domestic:
WAMCO Acquisition Partnerships	$51,391	$54,621
Other Acquisition Partnerships	7,629	7,628
CAPP Resources, LLC (operating entity)	17,539	17,097
Other operating entities	2,299	2,690
Latin America:
Bidmex Holding, LLC (Acquisition Partnership)	61,543	72,967
Other Acquisition Partnerships	74,444	69,373
Servicios Integrales de Cobranza SA (servicing entity)	279	993
Europe:
HMCS-GEN Limited	49,387	52,401
Other Acquisition Partnerships	36,869	40,815
Servicing entities	81,673	92,228
	$383,053	$410,813

Equity:
Domestic:
WAMCO Acquisition Partnerships	$25,647	$25,437
Other Acquisition Partnerships	4,172	4,177
CAPP Resources, LLC (operating entity)	4,948	3,403
Other operating entities	181	306
Latin America:
Bidmex Holding, LLC (Acquisition Partnership)	62,212	71,657
Other Acquisition Partnerships	51,055	56,759
Servicios Integrales de Cobranza SA (servicing entity)	1,642	1,972
Europe:
HMCS-GEN Limited	12,195	11,350
Other Acquisition Partnerships	29,652	35,771
Servicing entities	40,836	43,274
	$232,540	$254,106

Equity investment in Acquisition Partnerships, and Servicing and Operating entities:
Domestic:
WAMCO Acquisition Partnerships	$12,699	$12,598
Other Acquisition Partnerships	1,935	1,944
CAPP Resources, LLC (operating entity)	1,559	949
Other operating entities	311	4
Latin America:
Bidmex Holding, LLC (Acquisition Partnership)	11,382	12,773
Other Acquisition Partnerships	5,478	5,884
Servicios Integrales de Cobranza SA (servicing entity)	2,922	2,876
Europe:
HMCS-GEN Limited	3,659	3,406
Other Acquisition Partnerships	8,898	9,479
Servicing entities	21,788	23,074
	$70,631	$72,987

Revenues and earnings (loss) of the underlying Acquisition Partnerships and the servicing and operating entities, and the Company’s share of equity in earnings (loss) of those entities are summarized by geographic region below.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Revenues:
Domestic:
WAMCO Acquisition Partnerships	$1,526	$2,921
Other Acquisition Partnerships	114	194
CAPP Resources, LLC (operating entity)	11,707	—
Other operating entities	1,145	—
Latin America:
Bidmex Holding, LLC (Acquisition Partnership)	1,093	3,978
Other Acquisition Partnerships	1,432	7,253
Servicios Integrales de Cobranza SA (servicing entity)	1,835	4,368
Europe:
UBN, SA (Acquisition Partnership)	—	297
HMCS-GEN Limited	1,553	2,287
Other Acquisition Partnerships	4,692	7,690
Servicing entities	9,439	12,923
	$34,536	$41,911

Net earnings (loss):
Domestic:
WAMCO Acquisition Partnerships	$180	$794
Other Acquisition Partnerships	(76)	(241)
CAPP Resources, LLC (operating entity)	2,105	—
Other operating entities	(126)	—
Latin America:
Bidmex Holding, LLC (Acquisition Partnership)	(9,796)	619
Other Acquisition Partnerships	(2,577)	2,364
Servicios Integrales de Cobranza SA (servicing entity)	(526)	415
Europe:
UBN, SA (Acquisition Partnership)	—	1,178
HMCS-GEN Limited	854	124
Other Acquisition Partnerships	1,944	4,474
Servicing entities	292	3,117
	$(7,726)	$12,844
Equity in earnings (loss) of Acquisition
Partnerships, and Servicing and Operating entities:
Domestic:
WAMCO Acquisition Partnerships	$35	$380
Other Acquisition Partnerships	(34)	(114)
CAPP Resources, LLC (operating entity)	831	—
Other operating entities	8	—
Latin America:
Bidmex Holding, LLC (Acquisition Partnership)	(1,455)	92
Other Acquisition Partnerships	(189)	277
Servicios Integrales de Cobranza SA (servicing entity)	(263)	203
Europe:
UBN, SA (Acquisition Partnership)	—	487
HMCS-GEN Limited	256	37
Other Acquisition Partnerships	496	1,162
Servicing entities	169	316
	$(146)	$2,840

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Combining statements of operations for the WAMCO Partnerships follow. WAMCO 30 is considered to be a significant subsidiary of FirstCity.

Three Months Ended March 31, 2009

	WAMCO	Other
	30	Partnerships	Combined
	(Dollars in thousands)
Income from Portfolio Assets	$1,139	$387	$1,526
Other income, net	—	—	—
Revenues	1,139	387	1,526
Interest and fees on notes payable — other	(182)	(13)	(195)
Provision for loan and impairment losses	(57)	(252)	(309)
Asset-level expenses	(166)	(436)	(602)
Servicing fees — affiliate	(111)	(79)	(190)
General, administrative and operating expenses	(19)	(31)	(50)
Expenses	(535)	(811)	(1,346)
Net earnings (loss)	$604	$(424)	$180

Three Months Ended March 31, 2008

	WAMCO	Other
	30	Partnerships	Combined
	(Dollars in thousands)
Income from Portfolio Assets	$1,543	$1,368	$2,911
Other income, net	9	1	10
Revenues	1,552	1,369	2,921
Interest and fees on notes payable — other	(473)	(58)	(531)
Provision for loan and impairment losses	(223)	(400)	(623)
Asset-level expenses	(421)	(45)	(466)
Servicing fees — affiliate	(114)	(310)	(424)
General, administrative and operating expenses	(52)	(31)	(83)
Expenses	(1,283)	(844)	(2,127)
Net earnings	$269	$525	$794

At March 31, 2009, the Company had $28.4 million in Euro-denominated debt that was designated as a hedge to partially off-set the Company’s business exposure to foreign currency exchange risk attributable to our net equity investments in Europe. Refer to Note 16 for additional information.

(6)  Servicing Assets — SBA Loans

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

Changes in the Company’s amortized servicing assets are as follows:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Beginning Balance	$785	$885
Servicing Assets capitalized	—	2
Servicing Assets amortized	(46)	(48)
Ending Balance	$739	$839

Reserve for impairment of servicing assets:
Beginning Balance	$(63)	$(42)
Impairments	—	(68)
Recoveries	19	—
Charge Offs	—	—
Ending Balance	$(44)	$(110)

Ending Balance (net of reserve)	$695	$729

Fair value of amortized servicing assets:
Beginning balance	$722	$843
Ending balance	$695	$729

The Company relies primarily on a discounted cash flow model to estimate the fair value of its servicing assets. The model calculates estimated fair value of the servicing assets using predominant risk characteristics of servicing assets such as discount rate, prepayment speed, weighted average life of the loans sold and the interest rate. The estimated fair value of servicing assets was determined using discount rates ranging from 5.5% to 11.2%, prepayment speeds of 14.0% to 15.0% (depending on certain characteristics of the related loans), and weighted average lives of the underlying assets ranging from 55 to 283 months and a combined weighted average life of 155 months. In the event future prepayments are significant or impairments are incurred, and future expected cash flows are inadequate to cover the unamortized servicing assets, additional amortization or impairment charges would be recognized.

(7)  Income Taxes

The Company has substantial net operating loss carryforwards for federal income tax purposes (“NOLs”), which can be used to off-set the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs and other income tax items under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company’s experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified. At March 31, 2009 and December 31, 2008, the Company established a full valuation allowance for its deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future.

Pursuant to the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The difference between the benefit recognized for a position in accordance with this FIN 48 model and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit (“UTB”). The gross amount of UTBs on uncertain tax positions as of March 31, 2009 totaled $336,000, which if recognized, would impact the Company’s effective income tax rate.

Over the next twelve months, due to the expiration of the statute of limitations related to certain UTBs, the Company anticipates that it is reasonably possible that the amount of UTBs could be reduced by approximately $50,000, which would impact the Company’s effective tax rate. The Company records interest and penalties related to income tax uncertainties in the provision for income taxes. At March 31, 2009, interest and penalties of $82,000 are included in “Other liabilities” as income taxes payable.

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

(8)  Earnings (Loss) per Common Share

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

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)

Net earnings (loss)	$992	$(3,606)
Less: net income attributable to the noncontrolling interest	348	(22)
Net earnings (loss) attributable to FirstCity	$644	$(3,584)

Weighted average outstanding shares of common stock (in thousands)	9,832	10,584
Dilutive effect of:
Warrants	—	—
Employee stock options	1	—
Weighted average outstanding shares of common stock and common stock equivalents	9,833	10,584

Net earnings (loss) per share:
Basic	$0.07	$(0.34)
Diluted	$0.07	$(0.34)

Dilutive shares excluded from above (in thousands):
Warrants	—	300
Employee stock options	—	246

(9)  Stock-Based Compensation

The impact on the results of operations of recording stock-based compensation for the three month period ended March 31, 2009 and 2008 follows:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Amount of compensation cost recognized in expenses	$105	$225
Tax benefit recognized in income	$—	$—
Amount capitalized as part of an asset	$—	$—

A summary of stock option activity as of March 31, 2009 and changes during the period then ended is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
				(in thousands)
Outstanding at
January 1, 2009	811,150	$6.24
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(2,500)	9.85
Outstanding at
March 31, 2009	808,650	$6.23	4.94	$—
Exercisable at
March 31, 2009	710,112	$5.68	4.50	$—

The total intrinsic value of stock options exercised during the three month periods ended March 31, 2009 and 2008 was zero for both periods. As of March 31, 2009, there was approximately $569,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the stock option plans. That cost is expected to be recognized over a weighted average period of 1.1 years.

A summary of the status and changes of FirstCity’s non-vested shares as of March 31, 2009, and changes during the three months ended March 31, 2009 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Non-vested at January 1, 2009	107,913	$7.06
Granted	—	$—
Vested	(7,500)	$3.05
Forfeited	(1,875)	$9.85
Non-vested at March 31, 2009	98,538	$7.37

(10)  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of the following as of March 31, 2009 and December 31, 2008:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Cumulative foreign currency translation adjustments	$(2,682)	$(3,766)
Other unrealized gain	33	40
Total accumulated other comprehensive loss	$(2,649)	$(3,726)

(11)  Fair Value

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. SFAS 157, Fair Value Measurements, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of he fair value hierarchy are described below:

•                  Level 1 — Valuations are based upon quoted prices (unadjusted) in active exchange markets involving identical assets and liabilities that the Company has the ability to access at the measurement date.

•                  Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar instruments in active markets; quoted prices and valuations for identical or similar instruments in markets that are not active; and model-based valuation techniques with significant assumptions and inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•                  Level 3 — Valuations are derived from model-based techniques that use inputs and significant assumptions that are supported by little or no observable market data. Valuation techniques include the use of pricing models, discounted cash flow models and similar methodologies.

The level of fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is most-significant to the fair value measurement in its entirety.

Asset Measured at Fair Value on a Recurring Basis

At March 31, 2009, the only financial or non-financial item that the Company measures at fair value on a recurring basis was its investment security available for sale (represents a beneficial interest attributable to loans sold through a securitization transaction that the Company purchased in 2008). The Company measures fair value for this investment security using a discounted cash flow model based on assumptions and inputs that are corroborated by little or no observable market data (Level 3 measurement). The Company uses this measurement technique because pricing information and market-participant assumptions for purchased beneficial interests in similar securitization transactions are not readily accessible and frequently released to the public. The changes to this Level 3 asset that is measured at fair value on a recurring basis are summarized as follows:

Balance, December 31, 2008	$5,251
Total net gains (losses) for three-month period ended March 31, 2009 included in:
Net income (loss)	—
Other comprehensive income (loss)	(7)
Purchases, sales, issuances and settlements, net	(965)
Net transfers into Level 3	—
Balance, March 31, 2009	$4,279

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Assets Measured at Fair Value on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain financial and non-financial assets at fair value on a non-recurring basis. These adjustments to fair value generally result from write-downs of financial and non-financial assets as a result of impairment or application of lower-of-cost or fair value accounting. For assets measured at fair value on a non-recurring basis and carried at fair value on the balance sheet at March 31, 2009, the following table provides the valuation levels used to determine the fair value of the financial assets:

					Total Losses in
	Carrying Value at March 31, 2009				Quarter Ended
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	March 31, 2009
Portfolio Assets - loans (1)	$1,530	$—	$—	$1,530	$(505)
Real estate held for sale (2)	4,348	—	4,348	—	(163)
					$(668)

(1)          Represents the carrying value of impaired loans that were measured for impairment using the estimated fair value of the collateral for collateral-dependent loans. The carrying value of loans fully charged-off is zero.

(2)          Represents the carrying value and related losses of foreclosed real estate properties that were measured at fair value upon their initial recognition as real estate held for sale or subsequent impairment.

The carrying values and related write-downs of “Portfolio Assets — loans” in the table above are based on collateral valuations using observable and unobservable inputs, adjusted for various considerations such as market conditions, economic and competitive environment, and other assets with similar characteristics (i.e. type, location, etc.) that, in management’s opinion, reflect elements a market participant would consider. The Company classifies its fair value measurement techniques for these assets as Level 3 inputs for the following reasons: (1) distressed asset transactions generally occur in inactive markets for which observable market prices are not readily available (i.e. price quotations vary substantially over time and among market-makers, and pricing information is generally not released to the public); and (2) the Company’s valuation techniques that are most-significant to the fair value measurements are principally derived from assumptions and inputs that are corroborated by little or no observable market data. The carrying values and related write-downs of “Real estate held for sale” in the table above are generally based on collateral valuations using observable inputs.

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

(12)  Variable Interest Entities

In the normal course of business, the Company enters into various types of on and off-balance sheet transactions with entities that involve variable interests. Variable interests are generally defined as contractual, ownership or other economic interests in an entity that change with fluctuations in the entity’s net asset value. If certain characteristics are present in these transactions, the entity is subject to a variable interests consolidation analysis, and consolidation is based on variable interests, and not solely on ownership of the entity’s outstanding voting stock. If an entity is determined to be a variable interest entity (“VIE”), we determine if our variable interest causes us to be considered the primary beneficiary. We are the primary beneficiary and are required to consolidate the entity if we absorb a majority of expected losses or receive a majority of residual returns (if the losses or returns occur), or both. In making the determination as to whether we are the primary beneficiary, we evaluate the design of the entity, including the risks that cause variability, the purpose for which the entity was created, and the variability that the entity was designed to create and pass along to its interest holders. When the primary beneficiary cannot be identified through qualitative analysis, we use internal cash flow models to compute and allocate expected losses or residual returns to each variable interest holder. The allocation of expected cash flows is based upon the relative contractual rights and preferences of each interest holder in the VIE’s capital structure.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In order to determine if we are considered to be the primary beneficiary of a VIE, we first perform a qualitative analysis, which requires certain subjective decisions regarding our assessments, including, but not limited to, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties, and the purpose of the arrangement. If we cannot conclude after qualitative analysis whether we are the primary beneficiary, we perform a quantitative analysis. Quantifying the variability of a VIE’s assets is complex and subjective, requiring analysis of a significant number of possible future outcomes as well as probability of each outcome occurring. The result of each possible outcome is allocated to the parties holding interests in the VIE and, based on the allocation, a calculation is performed to determine which party, if any, is the primary beneficiary.

The following provides a summary for which the Company has entered into significant transactions with different types of VIEs:

Acquisition Partnership VIEs — The Company is involved with certain Acquisition Partnerships that were formed with one or more investors to invest in Portfolio Assets. These Acquisition Partnership VIEs are typically financed through debt and/or equity provided by the investors (including FirstCity). The investors and third-party creditors generally have recourse only to the extent of the assets held by these VIEs. The Acquisition Partnerships included in this disclosure are VIEs because generally they do not have sufficient equity to finance their activities without additional subordinated financial support, or the investors do not have the ability to make significant decisions about the Acquisition Partnership’s activities. The Company is not the primary beneficiary of the Acquisition Partnership VIEs as the majority of the variable interests are expected to accrue to the other investors. The Company does not generally provide financial support to any Acquisition Partnership VIE beyond that which is contractually required.

Operating Entity VIEs — The Company has significant variable interests with certain operating entities (including a loan servicing entity). FirstCity provided financing in the form of debt or equity to help finance the activities of the Operating Entity VIEs. The voting interests of the Operating Entity VIEs are either wholly-owned or majority-owned by non-affiliated investors. The investors and creditors, including FirstCity, generally have recourse only to the extent of the assets held by these VIEs. The Operating Entities included in this disclosure are VIEs because generally they do not have sufficient equity to finance their activities without additional subordinated financial support. The Company is not the primary beneficiary of the Operating Entity VIEs as the majority of the variable interests are expected to accrue to other non-affiliated investors. The Company does not generally provide financial support to any Operating Entity VIE beyond that which is contractually required.

The following table summarizes the carrying amounts of the assets and liabilities and the maximum loss exposure as of March 31, 2009 related to the Company’s variable interests in non-consolidated VIEs. The Company does not have any consolidated VIEs for which it holds a minority voting interest in the entity.

	Assets on FirstCity’s		FirstCity’s
	Balance Sheet		Maximum
	Loans	Equity	Exposure
Type of VIE	Receivable	Investment	to Loss (1)
	(Dollars in thousands)
Acquisition Partnership VIEs	$2,044	$19,271	$22,494

Operating Entity VIEs	20,749	1,324	22,073

Net assets acquired	$22,793	$20,595	$44,567

(1)	Includes maximum exposure to loss attributable to FirstCity’s debt guarantees provided for certain Acquisition Partnership VIEs.

(13)  Other Related Party Transactions

The Company has contracted with the Acquisition Partnerships and related parties as a third party loan servicer. Servicing fees and due diligence fees (included in other income) derived from such affiliates totaled $2.1 million and $2.2 million for the three month periods ended March 31, 2009 and 2008, respectively.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

FirstCity Servicing Corporation (“FCSC”), an indirect wholly-owned affiliate of the Company, and MCS et Associates (“MCS”), in which FCSC is an 11.89% shareholder as of December 31, 2008, are parties to Consulting, License and Confidentiality Agreements dated June 30, 1999 pursuant to which FCSC provides consultation services and personnel to be employed by MCS to assist in developing and managing due diligence and servicing systems. Pursuant to those agreements, MCS provides the supplied personnel with compensation, tax equalization payments, housing allowances, transportation allowance, and tax preparation. MCS also pays consulting fees to FCSC and reimburses FCSC for travel, hotel, airfare, and meal expenses incurred related to the provision of the services. FirstCity recorded $98,000 and $113,000 during the three month periods ended March 31, 2009 and 2008, respectively, from MCS as fees included in other income.

(14)  Segment Reporting

The Company is engaged in two major business segments — Portfolio Asset Acquisition and Resolution and Special Situations Platform.

In the Portfolio Asset Acquisition and Resolution business, the Company acquires and resolves portfolios of performing and non-performing loans and other assets (collectively, “Portfolio Assets” or “Portfolios”), which are generally acquired at a discount to their legal principal balance or appraised value. Purchases may be in the form of pools of assets or single assets. The Portfolio Assets are generally aggregated, including loans of varying qualities that are secured or unsecured by diverse collateral types and real estate. Some Portfolio Assets are loans for which resolution is linked primarily to the real estate securing the loan, while others may be collateralized business loans for which resolution may be based either on real estate, business assets or other collateral cash flow. Portfolio Assets are acquired on behalf of the Company or its consolidated subsidiaries, and on behalf of domestic and foreign partnerships and other entities (“Acquisition Partnerships”) in which a partially-owned affiliate of the Company is the general partner and the Company and other investors are limited partners. The Company services, manages and ultimately resolves or otherwise disposes of substantially all Portfolio Assets acquired by the Company, its Acquisition Partnerships, or other related entities. The Company services such assets until they are collected or sold.

The Company engages in its Special Situations Platform business through its majority ownership interest in FirstCity Denver — which was formed in April 2007. Through its Special Situations Platform business, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements. The nature of the capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments, common equity warrants, distressed debt transactions, and leveraged buyouts. FirstCity Denver’s primary investment objective is to generate both current income and capital appreciation through debt and equity investments, and to generally structure the investments to be repaid or exited in twelve to thirty-six months.

Operating segment revenues and profitability, and a reconciliation to net earnings (loss) before deduction of net income attributable to noncontrolling interests for the three months ended March 31, 2009 and 2008 are as follows:

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Total revenues	$13,297	$8,233
Operating contribution, net of taxes	$833	$(2,094)

Special Situations Platform:
Total revenues	$2,338	$1,089
Operating contribution, net of taxes	$1,821	$272

Corporate Overhead:
Salaries and benefits, occupancy, professional and other income and expenses, net	1,622	1,670
Income taxes	40	114
Net earnings (loss) before deduction of net income attributable to noncontrolling interests	$992	$(3,606)

Revenues and equity in earnings of investments from the Special Situations Platform segment are all attributable to domestic operations. Revenues and equity in earnings of investments from the Portfolio Asset Acquisition and Resolution segment are attributable to domestic and foreign operations as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Domestic	$9,733	$5,630
Latin America	919	3,035
Europe	1,652	2,395
Other	8	13
Total	$12,312	$11,073

Total assets for each of the segments and a reconciliation to total assets follows:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Cash and cash equivalents	$18,905	$19,103
Restricted cash	1,277	1,217
Portfolio acquisition and resolution assets:
Domestic	220,292	167,211
Latin America	39,685	42,426
Europe	45,910	48,612
Other	224	228
Special situations platform assets	40,052	37,786
Other non-earning assets, net	11,902	12,354
Total assets	$378,247	$328,937

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(15)  Commitments and Contingencies

Legal Proceedings

There have been no material developments with regard to any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2008 Form 10-K.

Indemnification Obligation Commitments

On September 21, 2004, FirstCity, FirstCity Consumer Corporation (“Consumer Corp.”), FirstCity Funding LP (“Funding LP”) and FirstCity Funding GP (“Funding GP”) entered into the a Securities Purchase Agreement to sell a 31% beneficial ownership interest in Drive and its general partner, Drive GP LLC, to IFA-GP, IFA-LP and MG-LP (the “2004 Securities Purchase Agreement”). In the 2004 Securities Purchase Agreement, FirstCity, Consumer Corp., Funding LP and Funding GP made various representations and warranties concerning (i) their respective organizations, (ii) their power and authority to enter into the 2004 Securities Purchase Agreement and the transactions contemplated therein, (iii) the ownership of the limited partnership interests in Drive by Funding LP, (iv) the ownership of membership interests in Drive-GP by Consumer Corp., and (iv) the capital structure of Funding LP. FirstCity, Consumer Corp., Funding LP and Funding GP also agreed to indemnify BoS(USA), IFA-GP, IFA-LP and MG-LP from damages resulting from a breach of any representation or warranty contained in the 2004 Securities Purchase Agreement or otherwise made by FirstCity, Consumer Corp. or Funding LP in connection with the transaction. The indemnity obligations under the 2004 Securities Purchase Agreement survive for a maximum period of five (5) years from November 1, 2004. Neither FirstCity, Consumer Corp., Funding LP, nor Funding GP is required to make any payments as a result of the indemnity provided under the 2004 Securities Purchase Agreement until the aggregate amount payable exceeds $250,000, and then only for the amount in excess of $250,000 in the aggregate; however certain representations and warranties are not subject to this $250,000 threshold. Management of the Company believes that FirstCity will not have to pay any amounts relating to these representations and warranties.

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

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Subordinated Equity Investment

During the period from December 1998 to March 2005, FirstCity Mexico, Inc. and Strategic Mexican Investment Partners, L.P. (“SMIP”), each affiliates of FirstCity and Cargill Financial Services International, Inc. (“CFSI”) and, in some instances, other investors, acquired 12 residential and commercial non-performing loan portfolios from financial institutions in Mexico (the “Mexican Portfolios”). Each portfolio was acquired by a Mexican limited liability company (each a “Mexican SRL”) that was owned by a Delaware limited liability company formed by each investor group.  On August 8, 2006, SMIP and National Union Fire Insurance Company of Pittsburgh, Pa., American General Life Insurance Company and American General Life and Accident Insurance Company, affiliates of AIG Global Asset Management Holdings Corp. (collectively the “AIG Entities”) formed Bidmex Holding, LLP for the purpose of acquiring the Mexican Portfolios by purchasing the interests of Cargill and SMIP in eleven of the Mexican limited liability companies (the “LLCs”) and purchasing the loan portfolio of one of the Mexican limited liability companies (the “Purchased Portfolio”) for an aggregate purchase price of $119.3 million U.S. Dollars as of that date (the “Aggregate Purchase Price”). SMIP acquired 15% of the membership interests in Bidmex Holding, LLC. A 9% interest acquired by SMIP is of equivalent standing to membership interests held by the AIG affiliates representing 85% of the membership interests. The remaining 6% membership interest acquired by SMIP is subordinate to the other owners of interests in Bidmex Holding, LLC, who will receive the return of and a return on their contribution equivalent to an 9% internal rate of return with respect to their interests prior to SMIP receiving the return of and a return on its capital contribution equivalent to a 9% internal rate of return with respect to its 6% interest.

Commitments to Repurchase Loans

In connection with the Interest Purchase and Sale Agreement, Recuperación de Carteras Mexicanas, S. de R.L. de C.V., as optionor (“RCM”), an affiliate of SMIP and CFSI, granted a put option to Bidmex Holding LLC, as optionee, pursuant to the terms of a Put Option Agreement dated August 8, 2006 by and among RCM, Bidmex Holding LLC, Bidmex 6 LLC (the parent entity of RCM), CFSI and SMIP. RCM granted a put option to Bidmex Holding LLC related to the purchase of any loan of Solución de Activos Residenciales, S. de R.L. de C.V. or Solución de Activos Comerciales, S. de R.L. de C.V., each a Mexican SRL, pursuant to certain terms and conditions. Pursuant to the put option agreement, Bidmex Holding LLC delivered a notice to exercise the put option on March 31, 2008 for qualifying loans with a purchase price of approximately $635,000. In January 2009, RCM, Bidmex Holding LLC, Bidmex 6 LLC, CFSI and SMIP entered into an agreement to terminate the put option agreement. Under terms of the termination agreement, Residencial Oeste, S. de R.L. de C.V., an affiliate of SMIP and CFSI, purchased certain loans for approximately 1.4 million Mexican pesos (approximately $99,000) from Bidmex Holding LLC in settlement of the put option claims and termination of the put option agreement.

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

Letters of Credit and Other Guarantees

Fondo de Inversion Privado NPL Fund One (“PIF1”), an equity-method investment of FirstCity, has a credit facility with Banco Santander Chile, S.A. with an unpaid principal balance of $10.5 million at March 31, 2009. PIF1 uses the credit facility to finance the purchases of loan portfolios. Pursuant to terms of the credit facility, FirstCity was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the current loan balance upon demand. At March 31, 2009, FirstCity had a letter of credit in the amount of $10.5 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland, with Banco Santander Chile, S.A. as the letter of credit beneficiary. In the event that a demand is made under the $10.5 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

On November 29, 2006, FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, entered into a loan agreement with Banco Santander, S.A. that allows loans to be made in Mexican pesos. At March 31, 2009, the Company had 142,240,000 in Mexican peso-denominated debt, which was equivalent to $9.5 million U.S. dollars. The proceeds were used to pay down the acquisition facility with the Bank of Scotland.  Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand.  At March 31, 2009, FirstCity had a letter of credit in the amount of $12.6 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland.  In the event that a demand is made under the $12.6 million letter of credit, FirstCity is required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

American Business Lending, Inc. (“ABL”), a majority-owned subsidiary of FirstCity, has a $25.0 million revolving loan facility with Wells Fargo Foothill, LLC (“WFF”), as recently amended in February 2009, for the purpose of financing and acquiring SBA loans. The obligations under this facility are secured by substantially all of the assets of ABL. At March 31, 2009, the balance of this facility was $19.6 million. In connection with this loan facility, as amended, FirstCity provides WFF with an unconditional guaranty on all of ABL’s obligations up to a maximum of $5.0 million plus enforcement cost.

FirstCity Commercial Corp. (“FirstCity Commercial”), a wholly-owned affiliate of FirstCity, provides various financial institutions with guarantees of the debt obligations of certain Acquisition Partnerships. The underlying debt financing arrangements of these Acquisitions Partnerships have various maturities ranging from April 2009 to May 2011, and are secured primarily by certain real estate properties held by the Acquisition Partnerships. At March 31, 2009, FirstCity Commercial’s maximum commitments under these guaranty arrangements totaled $2.2 million, and the total unpaid debt obligations of these Acquisition Partnerships attributed to FirstCity Commercial’s underlying guaranty approximated $1.9 million.

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

Limited-Life Partnerships

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), establishes standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Certain provisions of SFAS 150 would have required us to classify non-controlling interests in consolidated limited-life subsidiaries as liabilities adjusted to their settlement values in our consolidated financial statements. However, the FASB indefinitely deferred application of the measurement and recognition provisions, but not the disclosure requirements, of SFAS 150 with respect to these non-controlling interests. At March 31, 2009, the estimated settlement value of non-controlling interests in the Company’s consolidated limited-life partnerships was $1.2 million. The minority interest amount recognized on the consolidated balance sheet related to these non-controlling interests approximated ($392,000) at March 31, 2009.

(16)  Foreign Currency Exchange Risk Management

We use debt as a non-derivative financial instrument to partially off-set the Company’s business exposure to foreign currency exchange risk attributable to our net equity investments in Europe. Our focus is to manage the economic risks associated with our

FIRSTCITY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

European subsidiaries, which are the foreign currency exchange risks that will ultimately be realized when we exchange one currency for another. To help protect the Company’s net investment in certain of its European subsidiary operations from adverse changes in foreign currency exchange rates, we denominate a portion of our debt in the same functional currency used by the European subsidiaries. At March 31, 2009, the Company carried $28.4 million in Euro-denominated debt and designated the debt as a non-derivative hedge of its net investment in certain European subsidiaries. The Company designated the hedging relationship such that changes in the net investments being hedged are expected to be naturally off-set by corresponding changes in the value of the Euro-denominated debt. We consider our investments in European subsidiaries to be denominated in a relatively stable currency and of a long-term nature.

The effective portion of the net foreign investment hedge is reported in accumulated other comprehensive income (loss) as part of the cumulative translation adjustment. Any ineffective portion of the net foreign investment hedge is recognized in earnings as other income (expense) during the period of change. Effectiveness of the hedging relationship is measured and designated at the beginning of each month by comparing the outstanding balance of the Euro-denominated debt to the carrying value of the designated net equity investments.

At March 31, 2009, the carrying value and line item caption of the Company’s non-derivative instrument was reported on the consolidated balance sheet as follows (in thousands):

Non-Derivative Instrument
in Net Investment	Balance Sheet	Carrying
Hedging Relationship	Location	Value

Euro-denominated debt	Notes payable to banks	$28,445

The effect of the non-derivative instrument qualifying and designated as a hedging instrument in net foreign investment hedges on the consolidated financial statements for the three-month period ended March 31, 2009 was as follows (in thousands):

Amount of Gain (Loss)
Recognized in Income
	Amount of Gain (Loss)		(Ineffective Portion and
	Recognized in AOCL	Location of Gain (Loss)	Amount Excluded from
Non-Derivative Instrument	(Effective Portion)	Reclassified from	Effectiveness Testing)
in Net Investment	Three Months Ended	AOCL into Income	Three Months Ended
Hedging Relationship	March 31, 2009	(Effective Portion)	March 31, 2009

Euro-denominated debt	$2,012	Other income (expense)	$—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

FirstCity Financial is a financial services company that engages in two major business segments — Portfolio Asset Acquisition and Resolution and Special Situations Platform. In the Portfolio Asset Acquisition and Resolution business, the Company acquires portfolios of performing and non-performing loans and other assets (collectively, “Portfolio Assets” or “Portfolios”), generally at a discount to their legal principal balances or appraised values, and services and resolves such Portfolio Assets in an effort to maximize the present value of the ultimate cash recoveries. The Company engages in its Special Situations Platform business through its majority ownership in a subsidiary that was formed in April 2007. Through its Special Situations Platform business, the Company provides investment capital to privately-held middle-market companies through flexible capital structuring arrangements to generate an attractive risk-adjusted return. These capital investments primarily take the form of senior and junior financing arrangements, but also include direct equity investments, common equity warrants, distressed debt transactions, and leveraged buyouts.

During the first quarter of 2009, the Company recorded net earnings to common stockholders on a diluted basis of $0.6 million or $0.07 per common share. Revenue streams generated by the Company’s earnings assets and servicing platform positively impacted earnings in the first quarter of 2009 — as revenues in the first quarter of 2009 increased to $15.7 million compared to $9.5 million in the first quarter of 2008. The Company’s earnings in first quarter 2009 include $9.0 million of income and gains from Portfolio Assets; $1.7 million of interest income from loans receivable; $2.4 million of fee income attributable to our loan servicing platform, and $1.7 million of revenue and gains attributable to our majority-owned railroad operations. These positive earnings determinants were partially off-set by $1.7 million of net impairment provisions attributable primarily to our domestic loan portfolios and assets held by our European Acquisition Partnerships, and $1.8 million of foreign currency transaction losses attributable primarily to our asset holdings in Mexico and Europe. The impact of net impairment provisions and foreign currency transaction losses to our earnings in the first quarter of 2009 are further explained below. In addition, see Results of Operations below for a detailed review of the Company’s operations for the first quarter of 2009 compared to the first quarter of 2008.

In the first quarter of 2009, the Company was involved in acquiring $70.2 million of Portfolio Asset investments with a face value of approximately $140.8 million — of which FirstCity’s investment share was $64.9 million. All of FirstCity’s Portfolio Asset investments in 2009 were comprised of domestic loan portfolio acquisitions. In addition to its Portfolio Asset acquisitions in first quarter 2009, FirstCity invested $6.4 million in the form of SBA loan originations and advances; and $2.4 million in the form of debt investments under its Special Situations Platform (“FirstCity Denver”). At March 31, 2009, FirstCity’s earning assets (Portfolio Assets, equity investments, loans receivable and entity-level earning assets) totaled $346.2 million. FirstCity’s global distribution of earning assets (at carrying value) at March 31, 2009 included $260.6 million in the United States; $45.9 million in Europe; and $39.7 million in Latin America.

Net Impairment Provisions

 The Company recorded $1.7 million of net impairment provisions in first quarter 2009 — comprised of $1.1 million of net provisions recorded to our consolidated portfolios, and $0.6 million as our share of net impairment provisions recorded to portfolio assets held in our unconsolidated Acquisition Partnerships. The global distribution of the $1.7 million of net impairment provisions recorded by the Company in first quarter 2009 includes $1.4 million in the United States, $0.2 million in Europe, and $0.1 million in Latin America. The impairment provisions in first quarter 2009 were attributed primarily to declines in values of loan collateral and real estate assets in our domestic portfolios, and additional delays in the timing of collections of expected cash flows on domestic loan portfolios. Management believes that declines in real estate values and delayed collections are the resulting adverse effects from a general decline in global economic conditions, and volatility and disruptions in the financial markets — which adversely impacts our business due to rising loan defaults and foreclosures on loan collateral because borrowers cannot refinance their loans and/or continue to make payments, and significant declines in real estate values due to excess building inventories. The impairment provisions were identified in connection with management’s quarterly evaluation of the collectability of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments, as a result of the need to make estimates about the impact of matters that are uncertain. It remains unclear what impact the illiquid markets, real estate value declines and the overall economic slowdown will ultimately have on our financial results. Therefore, we cannot provide assurance that, in any particular period, we will not incur additional impairment provisions in the future.

In spite of the substantial losses reported in the financial services sector over the past two years and downward pressure on economic growth due to a decline in general economic conditions, management remains positive on the outlook of the Company. Management believes that current market conditions should not hinder FirstCity’s ability to expand its business, and that asset acquisition opportunities at attractive margins are available. As mentioned above, FirstCity was involved in acquiring $70.2 million of portfolio investments with a face value of approximately $140.8 million in the first quarter 2009 — of which FirstCity’s investment share was $64.9 million, and the Company invested an additional $8.8 million in the form of loan investments. In addition, subsequent to March 31, 2009, the Company was involved in acquiring $31.6 million of Portfolio Assets with a Face Value of approximately $55.0 million — of which FirstCity’s investment share was $29.4 million.

In addition, in light of tightened credit standards in the marketplace, management believes that the volatility and disruptions in the financial markets will not impact FirstCity’s ability to finance its operations. Currently, FirstCity has (1) $350.0 million of credit facility commitments available to (i) finance the senior debt and equity portions of portfolio and asset purchases; (ii) finance equity investments in new ventures; and (iii) provide for the issuance of letters of credit working capital loans; and (2) a $25.0 million credit facility commitment to finance SBA loan originations and advances.

Foreign Currency Transaction Losses

The combined impact of foreign currency transactions from the Company’s consolidated and non-consolidated foreign operations resulted in a $1.8 million foreign currency exchange loss in first quarter 2009 (compared to a combined impact of $0.6 million in foreign currency transaction gains in first quarter 2008). The global distribution of the Company’s combined foreign currency exchange loss in first quarter 2009 was comprised of $0.4 million from European operations and $1.4 million from Latin American operations.

As a result of significant period-to-period fluctuations in our revenues and earnings, period-to-period comparisons of the results of our operations may not be meaningful. The Company’s financial results are affected by many factors including, but not limited to, general economic conditions; fluctuations in interest rates; fluctuations in the underlying values of real estate and other assets; the timing and ability to collect and liquidate assets; increased competition from other market players in the industries in which we operate; and the availability, prices and terms for loan portfolios and other investments in all of the Company’s businesses. The Company’s business and results of operations are also affected by the availability of financing with terms acceptable to the Company, and our access to capital markets. Such factors, individually or combined with other factors, may result in significant fluctuations in our reported operations and in the trading price of our common stock.

Components of the results of operations for the three month periods ended March 31, 2009 and 2008, respectively, are detailed below (dollars in thousands except per share data):

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution	$833	$(2,094)
Special Situations Platform	1,821	272
Operating contribution (loss)	2,654	(1,822)
Corporate overhead	(1,662)	(1,784)
Net earnings (loss)	992	(3,606)
Less: net income (loss) attributable to noncontrolling interest	348	(22)
Net earnings (loss) attributable to FirstCity	$644	$(3,584)
Diluted earnings (loss) per common share	$0.07	$(0.34)

Results of Operations

The following discussion and analysis is based on the segment reporting information presented in Note 14 to the Consolidated Financial Statements of the Company included in Item 1 of this Form 10-Q, and should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) included elsewhere in this Form 10-Q.

First Quarter 2009 Compared to First Quarter 2008

The Company reported net earnings of $0.6 million in the first quarter 2009 compared to net losses of $3.6 million in the first quarter 2008. Diluted net earnings to common stockholders were $0.07 per common share in the first quarter of 2009 compared to $0.34 of diluted net losses per common share in the first quarter of 2008.

Portfolio Asset Acquisition and Resolution

The operating contribution from the Portfolio Asset Acquisition and Resolution segment resulted in a $0.8 million operating gain in the first quarter of 2009 compared to a $2.1 million operating loss in the first quarter of 2008. FirstCity was involved in acquiring $70.2 million of Portfolio Assets in first quarter 2009 with an approximate face value of $140.8 million, compared to its involvement in acquiring $19.9 million of Portfolio Assets in first quarter 2008 with an approximate face value of $546.1 million. In first quarter 2009, FirstCity’s investment share in the Portfolio Asset acquisitions was $64.9 million — all acquired through consolidated Portfolios. In first quarter 2008, the Company’s investment share in the Portfolio Asset acquisitions was $8.4 million — comprised of $6.7 million acquired through consolidated Portfolios and $1.7 million through Acquisition Partnerships.

FirstCity invested an additional $6.4 million in first quarter 2009 in the form of SBA loan originations and advances, compared to $1.5 million in first quarter 2008.

The following is a summary of the results of operations for the Company’s Portfolio Asset Acquisition and Resolution business segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Portfolio Asset Acquisition and Resolution:
Revenues:
Servicing fees	$2,392	$2,200
Income from Portfolio Assets	9,043	4,935
Interest income from SBA loans	346	476
Interest income from loans receivable - affiliates	536	150
Interest income from loans receivable - other	207	13
Other income	773	459
Total revenues	13,297	8,233

Expenses:
Interest and fees on notes payable	3,324	3,676
Salaries and benefits	3,569	3,559
Provision for loan and impairment losses	1,106	3,030
Asset-level expenses	1,106	1,556
Occupancy, data processing and other	2,259	1,272
Total expenses	11,364	13,093
Equity in net earnings (loss) of unconsolidated subsidiaries	(985)	2,840
Operating contribution before taxes	$948	$(2,020)
Operating contribution, net of taxes	$833	$(2,094)

Servicing fee revenues.  Servicing fee revenues increased slightly to $2.4 million in the first quarter of 2009 from $2.2 million in the first quarter of 2008. Servicing fees from domestic Acquisition Partnerships totaled $0.7 million in first quarter 2009 compared to $0.4 million in first quarter 2008, while servicing fees from Latin American Acquisition Partnerships totaled $1.7 million in first quarter 2009 compared to $1.8 million in first quarter 2008. The overall increase in servicing fees is attributed primarily to (1) recognition of performance-based service fees on certain domestic partnerships achieving performance thresholds in first quarter 2009; and (2) service fees earned on new domestic and Latin American arrangements that were created since first quarter 2008. Servicing fees from domestic Acquisition Partnerships are generally based on a percentage of the collections received from the portfolios held by these non-consolidated partnerships; whereas servicing fees from Latin American Acquisition Partnerships are generally based on the cost of servicing plus a profit margin.

Income from Portfolio Assets.  Income from Portfolio Assets increased to $9.0 million in the first quarter of 2009 compared to $4.9 million in the first quarter of 2008. FirstCity’s average investment in consolidated Portfolio Assets increased significantly to $157.8 million for the first quarter of 2009 from $117.3 million for the first quarter of 2008. The significant increase in income from Portfolio Assets is attributed primarily to an increase in collections to $30.5 million in first quarter 2009 compared to $19.5 million in first quarter 2008; $3.7 million of gains recorded on loan pay-offs in first quarter 2009 compared to $1.4 million of pay-off gains recorded in first quarter 2008; and increased income accretion recorded by the Company as a result of its rising investment level in Portfolio Assets. Refer to Note 5 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for a summary of income from Portfolio Assets.

Interest income from SBA loans.  Interest income from SBA loans decreased slightly to $0.3 million during the first quarter of 2009 compared to $0.5 million during the first quarter of 2008. Even though FirstCity’s average investment in SBA loans increased to $22.7 million for first quarter 2009 from $14.1 million for first quarter 2008, the decline in interest income is attributable to a steady decline in market interest rates since first quarter 2008 (the Company’s SBA loans are priced at variable interest rates).

 Interest income from loans receivable — affiliates.  Interest income from affiliated loans receivable increased to $0.5 million in first quarter 2009 compared to $0.2 million in first quarter 2008. The increased income is attributed to FirstCity’s average investment level in loans receivable from affiliates rising to $14.5 million for first quarter 2009 from $5.4 million for first quarter 2008.

Interest income from loans receivable — other.   Interest income from loans receivable — other increased by $0.2 million in the first quarter of 2009 compared to the first quarter of 2008. The increase is attributed to the Company’s increased investment level in loans to non-affiliated entities. FirstCity’s average investment in loans receivable — other was $7.5 million and $0.3 million for the first quarters of 2009 and 2008, respectively.

Other income.  Other income for the first quarter of 2009 increased by $0.3 million in comparison to the first quarter of 2008 primarily due to interest income earned on the Company’s investment security (purchased in October 2008) and additional revenue generated by certain income-producing foreclosure properties in first quarter 2009.

Expenses.  Operating expenses approximated $11.4 million and $13.1 million in the first quarters of 2009 and 2008, respectively. The following is a discussion of the major components of operating expenses.

Interest expense and fees on notes payable totaled $3.3 million and $3.7 million in the first quarters of 2009 and 2008, respectively. FirstCity’s average outstanding debt increased to $259.2 million in first quarter 2009 from $169.1 million in the first quarter of 2008 as a result of its increased investment activity; however, the Company’s average cost of borrowings decreased to 5.1% in the first quarter of 2009 compared to 8.7% in 2008.

Salaries and benefits remained steady at $3.6 million in the first quarters of 2009 and 2008. The total number of personnel within the Portfolio Asset Acquisition and Resolution segment was 210 and 197 at March 31, 2009 and 2008, respectively.

Net provisions for loan and impairment losses totaled $1.1 million in first quarter 2009 compared to $3.0 million in first quarter 2008. In 2009, the Company recorded net impairment provisions of $1.3 million to consolidated domestic loan portfolios; partially off-set by $0.2 million of net recoveries from consolidated European loan portfolios. The impairment provisions in the first quarters of 2009 and 2008 were attributable primarily to declines in values of loan collateral and real estate assets in our domestic portfolios, and additional delays in the timing of collections of expected cash flows on domestic loan portfolios. Management believes that declines in real estate values and delayed collections are the resulting adverse effects from a decline in general economic conditions, and volatility and disruptions in the financial markets in the United States — which adversely impacts our business due to rising loan defaults and foreclosures on loan collateral because borrowers cannot refinance their loans and/or continue to make payments, and significant declines in real estate values due to excess building inventories. The impairment provisions were identified in connection with management’s regular evaluation of the collectibility of the Company’s Portfolio Assets and loans receivable. The process for evaluating and measuring impairment is critical to our financial results, as it requires subjective and complex judgments, as a result of the need to make estimates about the impact of matters that are uncertain. It remains unclear what impact the illiquid markets, real estate value declines and the overall economic slowdown will ultimately have on our financial results. Therefore, we cannot provide assurance that, in any particular period, we will not incur additional impairment provisions in the future.

Asset-level expenses, which generally represent costs incurred by FirstCity to support foreclosed properties and to protect its security interests in loan collateral, decreased to $1.1 million in first quarter 2009 compared to $1.6 million in first quarter 2008. The decrease is attributed primarily to a decline in the Company’s holdings of foreclosure properties in 2009 compared to 2008. The Company’s investment in foreclosed properties decreased by $4.0 million to $13.4 million during the first quarter of 2009, whereas the Company’s holdings in foreclosed properties remained steady and averaged $15.3 million during first quarter 2008.

Occupancy, data processing and other expenses increased to $2.3 million for the first quarter of 2009 from $1.3 million in the first quarter of 2008. The increase is primarily attributed to $0.6 million of foreign currency exchange losses recorded in first quarter 2009 compared to $0.2 million of gains in first quarter 2008.

Equity in net earnings of unconsolidated subsidiaries.  Equity in earnings of investments sharply decreased to a $1.0 million loss in the first quarter of 2009 compared to $2.8 million of earnings in the first quarter of 2008. Equity in earnings of Acquisition Partnerships decreased to $0.9 million loss in 2009 from $2.3 million of earnings in 2008, and equity in earnings of servicing entities decreased to a $0.1 million loss in 2009 compared to $0.5 million of earnings in 2008. The following is a discussion of equity in earnings from FirstCity’s Acquisition Partnerships by geographic region. Refer to Note 5 of the Consolidated Financial Statements included in Item 1 on this Form 10-Q for a summary of revenues, earnings and equity in earnings of FirstCity’s equity investments by region.

•             Domestic — Total revenues reported by domestic Acquisition Partnerships decreased to $1.6 million in first quarter 2009 from $3.1 million in 2008. Total net earnings reported by domestic partnerships decreased to $0.1 million in first quarter 2009 compared to $0.6 million in first quarter 2008. The decrease in total partnership revenues and earnings was attributed primarily to a decrease in portfolio asset holdings (i.e. earning assets) to $55.5 million in 2009 from $79.3 million in 2008, and a decrease in collections to $4.4 million in first quarter 2009 from $11.2 million in first quarter 2008. The collective activity described above translated to a $0.3 million decrease in FirstCity’s share of domestic partnership earnings in first quarter 2009 compared to first quarter 2008.

FirstCity’s average investment in domestic partnerships decreased to $14.8 million in first quarter 2009 from $23.7 million in 2008. As a result, FirstCity’s share of domestic partnership revenues experienced a corresponding decrease as discussed above. Since a majority of FirstCity’s domestic portfolio acquisitions over the past two years were acquired through consolidated Portfolios instead of equity investments in Acquisition Partnerships, the Company expects income from consolidated Portfolios to off-set the decline in equity in earnings from the domestic partnerships.

•             Latin America — Total revenues reported by Latin American Acquisition Partnerships decreased to $2.5 million in first quarter 2009 from $11.2 million in first quarter 2008. Latin American partnerships reported a total net loss of $12.4 million in first quarter 2009 compared to $3.0 million of earnings in first quarter 2008. The decrease in total revenues and earnings reported by Latin American partnerships was attributed primarily to the following: (1) foreign currency transaction losses of $11.1 million in first quarter 2009 compared to $2.9 million of currency transaction gains in first quarter 2008 — a $14.0 million negative impact; (2) decrease in portfolio asset holdings (i.e. earning assets) to $131.7 million in 2009 from $222.5 million in 2008; and (3) decrease in collections to $6.1 million in first quarter 2009 from $11.8 million in first quarter 2008. The negative impact of these factors to total net earnings by Latin American partnerships was partially off-set by a decrease in net impairment provisions to $0.4 million in first quarter 2009 compared to $3.7 million in first quarter 2008.  The collective activity described above translated to a decrease in FirstCity’s share of net earnings in Latin American partnerships to a $1.6 million loss for first quarter 2009 from $0.4 million in earnings for first quarter 2008.

•             Europe — Total revenues reported by European Acquisition Partnerships decreased to $6.2 million in first quarter 2009 from $10.3 million in first quarter 2008. Total net earnings reported by European partnerships decreased to $2.8 million in first quarter 2009 compared to $5.8 million in first quarter 2008. The decrease in total partnership revenues and earnings was attributed primarily to a decrease in portfolio asset holdings (i.e. earning assets) to $78.1 million in 2009 from $128.6 million in 2008; and a decrease in collections to $9.1 million in first quarter 2009 from $12.8 million in first quarter 2008. The negative impact of these factors to total net earnings was partially off-set by a $1.8 million decrease in operating and interest expenses in first quarter 2009 compared to first quarter 2008. The collective activity described above translated to a decrease in FirstCity’s share of European partnership earnings to $0.8 million for first quarter 2009 from $1.7 million for first quarter 2008.

Special Situations Platform Business Segment

The operating contribution from the Special Situations Platform business segment (“FirstCity Denver”) totaled $1.8 million in first quarter 2009 compared to $0.3 million in first quarter 2008. In first quarter 2009, FirstCity Denver provided $2.4 million of investment capital to privately-held middle-market companies in the form of debt investments. Since its inception in April 2007, FirstCity Denver has been involved in middle-market transactions with total investment values approximating $53.5 million, and has provided $33.8 million of investment capital in connection with these investments.

The following is a summary of the results of operations for the Company’s Special Situations Platform business segment for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Special Situations Platform:
Revenues:
Interest income from loans receivable	$608	$262
Revenue from railroad operations	747	805
Other income	983	22
Total revenues	2,338	1,089
Expenses:
Interest and fees on notes payable	150	7
Salaries and benefits	436	402
Other	662	405
Total expenses	1,248	814
Equity in net earnings of unconsolidated subsidiaries	839	—
Operating contribution before taxes	$1,929	$275
Operating contribution, net of taxes	$1,821	$272

Interest income from loans receivable.   Interest income from loans receivable increased to $0.6 million in first quarter 2009 from $0.3 million in first quarter 2008. The increased income is attributable to FirstCity Denver’s increased holdings in loan investments since first quarter 2008. FirstCity Denver’s average investment in loans receivable increased to $18.3 million for first quarter 2009 from $5.6 million for first quarter 2008.

Other income.  Other income for first quarter 2009 increased by $1.0 million in comparison to first quarter 2008 primarily due to a $0.9 million gain recognized by FirstCity Denver’s majority-owned railroad operation in first quarter 2009 in connection with a property sale.

Expenses.  Operating expenses approximated $1.2 million in first quarter 2009 compared to $0.8 million in first quarter 2008.  The increase is attributable primarily to $0.2 million of additional expenses incurred in first quarter 2009 in connection with FirstCity Denver’s investment in a retail/office building in June 2008.

Equity in net earnings of unconsolidated subsidiaries.  Equity in earnings of investments totaled $0.8 million in first quarter 2009 — which is comprised primarily of FirstCity Denver’s equity earnings in its equity-method investment in a coal mine operation. FirstCity Denver did not have any equity-method investments in first quarter 2008.

Financial Condition

Significant changes in FirstCity’s financial condition during the first three months of 2009 resulted from the following:

Consolidated assets of $378.2 million at March 31, 2009 were $49.3 million higher than consolidated assets at December 31, 2008. The increase in consolidated assets is attributed primarily to a $52.9 million net increase in Portfolio Assets and loan investments related to FirstCity’s investment activities.

Consolidated liabilities of $305.2 million as of March 31, 2009 were $42.2 million higher than consolidated liabilities at December 31, 2008. Total notes payable increased by $42.0 million primarily to finance the Company’s investment activities during the first three months of 2009.

Portfolio Asset Acquisitions — Portfolio Asset Acquisition and Resolution Business Segment

Aggregate Portfolio Asset acquisitions by the Company for the three months ended March 31, 2009 and the last five full fiscal years are as follows (in thousands):

	Purchase	FirstCity
	Price	Investment
	(Dollars in thousands)
First three months of 2009	$70,238	$64,907
Total 2008	89,314	72,307
Total 2007	214,333	126,714
Total 2006	296,990	144,048
Total 2005	146,581	71,405
Total 2004	174,139	59,762

Subsequent to March 31, 2009, the Company was involved in acquiring $31.6 million of Portfolio Assets with a Face Value of approximately $55.0 million — of which FirstCity’s investment share was $29.4 million.

Revenues with respect to the Company’s Portfolio Asset Acquisition and Resolution business segment consist primarily of (i) servicing fees from Acquisition Partnerships for the servicing activities performed related to the assets held in the Acquisition Partnerships; (ii) interest income on performing Portfolio Assets and loans receivable; and (iii) gains on disposition of assets. The Company also records equity in earnings of non-consolidated Acquisition Partnerships and servicing entities accounted for under the equity-method of accounting.

Middle-Market Company Capital Investments — Special Situations Platform Business Segment

Investments by FirstCity Denver since its inception in April 2007 are summarized below:

	Total	FirstCity Denver’s Investment
	Investment	Debt	Equity	Total
	(Dollars in thousands)
First three months of 2009	$2,400	$2,400	$—	$2,400
Total 2008	28,750	16,650	3,256	19,906
Total 2007	22,314	5,630	5,900	11,530

Subsequent to March 31, 2009, FirstCity Denver was involved in middle-market transactions with a total investment value of $2.4 million, and provided $1.6 million of investment capital in connection with the investments.

Revenues with respect to the Company’s Special Situations Platform business segment consist primarily of (i) interest and fee income from loan investments; (ii) revenues from majority-owned operating entities; and (iii) equity in earnings of non-consolidated investments accounted for under the equity-method of accounting.

Provision for Income Taxes

The Company has substantial NOLs which can be used to off-set the tax liability associated with the Company’s pre-tax earnings until the earlier of the expiration or utilization of such NOLs. The Company accounts for the benefit of the NOLs and other income tax items under the asset and liability method in accordance with SFAS 109. Deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other factors, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company’s experience with utilizing available operating loss and tax credit carryforwards, and tax planning strategies. In making such assessments, significant weight is given to evidence that can be objectively verified. At March 31, 2009, the Company established a full valuation allowance for its deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future.

Liquidity and Capital Resources

The Company requires liquidity to fund its operations, Portfolio Asset acquisitions, investments in and advances to entities formed to acquire Portfolios (“Acquisition Partnerships”), capital investments in privately-held middle-market companies, other investments, repayments of bank borrowings and other debt, and working capital to support our growth. Historically, our primary sources of liquidity have been funds generated from operations (primarily loan collections and service fees), equity distributions from the Acquisition Partnerships and other subsidiaries, interest and principal payments on subordinated intercompany debt, dividends from the Company’s subsidiaries, borrowings from revolving lines of credit and other credit facilities, proceeds from equity market transactions, securitization and other structured finance transactions, and other special purpose short-term borrowings.

The following is a summary of FirstCity’s primary external lending facilities that it uses to provide liquidity for equity and loan investments, Portfolio Asset acquisitions, Acquisition Partnership investments, capital investments, and working capital:

$225.0 Million Revolving Loan Facility — Bank of Scotland plc

FirstCity has a $225.0 million revolving acquisition facility with Bank of Scotland plc (“Bank of Scotland”) that matures in November 2010. The revolving loan facility is used to finance the senior debt and equity portion of portfolio and asset purchases made by FirstCity and to provide for the issuance of letters of credit and working capital loans. The obligations of FirstCity under this facility are guaranteed by substantially all of the wholly-owned subsidiaries of FirstCity and are secured by security interests in substantially all of the assets of FirstCity and its wholly-owned subsidiaries. The primary terms and key covenants of this loan facility are described in our 2008 Form 10-K. At March 31, 2009, the Company was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with Bank of Scotland.

On March 30, 2009, FirstCity and Bank of Scotland entered into an amendment to the $225.0 million revolving loan facility to amend the definitions of “indebtedness” and “tangible net worth” such that in the determination of “tangible net worth” and the computation of the ratio of “indebtedness to tangible net worth” for the fiscal quarters ending December 31, 2008 and thereafter, “tangible net worth” and “indebtedness” would be adjusted by deducting non-controlling interests (i.e. minority interests) in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity as will be provided under GAAP (pursuant to SFAS 160).

FirstCity has $28.4 million in Euro-denominated debt on the $225.0 million revolving loan facility that was designated as a hedge to partially off-set the Company’s business exposure to foreign currency exchange risk attributable to our net equity investments in Europe. Refer to Note 16 to our Consolidated Financial Statements included in Item 1 of this Form 10-Q.

$100.0 Million Revolving Loan Facility — Bank of Scotland

FH Partners LLC (“FH Partners”), an indirect wholly-owned affiliate of FirstCity, has a $100.0 million revolving loan facility with Bank of Scotland that provides financing for Portfolio and asset purchases by FH Partners. This revolving loan facility matures in November 2010, and is secured by all assets of FH Partners and a guaranty by FirstCity and certain of its wholly-owned subsidiaries. The primary terms and key covenants of this loan facility are described in our 2008 Form 10-K. At March 31, 2009, the Company was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with Bank of Scotland.

On March 30, 2009, FH Partners and Bank of Scotland entered into an amendment to the $100.0 million revolving loan facility to amend the definitions of “indebtedness” and “tangible net worth” such that in the determination of “tangible net worth” and the computation of the ratio of “indebtedness to tangible net worth” for the fiscal quarters ending December 31, 2008 and thereafter,

“tangible net worth” and “indebtedness” would be adjusted by deducting non-controlling interests (i.e. minority interests) in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity as will be provided under GAAP (pursuant to SFAS 160).

$25.0 Million Subordinated Credit Agreement — BoS(USA), Inc.

FirstCity has a $25.0 million subordinated credit agreement with BoS(USA), Inc. (“BoS(USA)”), a subsidiary of Bank of Scotland, which may be used to finance equity investments in new ventures, equity investments made in connection with portfolio and asset purchases and loans made by FirstCity and its subsidiaries to acquisition entities, provide for the issuance of letters of credit, and for working capital loans. This credit facility matures in November 2010 and is guaranteed by substantially all of FirstCity’s wholly-owned subsidiaries and secured by substantially all of the assets of FirstCity and its wholly-owned subsidiaries. The primary terms and key covenants of this loan facility are described in our 2008 Form 10-K. At March 31, 2009, the Company was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with BoS(USA).

On March 30, 2009, FirstCity and BoS(USA) entered into an amendment to the $25.0 million subordinated credit agreement to amend the definitions of “indebtedness” and “tangible net worth” such that in the determination of “tangible net worth” and the computation of the ratio of “indebtedness to tangible net worth” for the fiscal quarters ending December 31, 2008 and thereafter, “tangible net worth” and “indebtedness” would be adjusted by deducting non-controlling interests (i.e. minority interests) in subsidiaries from liabilities and adding non-controlling interests in subsidiaries to equity as will be provided under GAAP (pursuant to SFAS 160).

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

Banco Santander, S.A.

FirstCity Mexico SA de CV, a Mexican affiliate of FirstCity, has a term note with Banco Santander, S.A. with an unpaid principal balance of 142,240,000 Mexican pesos at March 31, 2009, which was equivalent to $9.5 million U.S. dollars on that date. The loan proceeds are used to pay down the acquisition facility with the Bank of Scotland. Pursuant to the terms of the credit facility, FirstCity Mexico SA de CV was required to provide a stand-by letter of credit from Bank of Scotland that would satisfy the loan balance upon demand. At March 31, 2009, FirstCity had a letter of credit in the amount of $12.6 million from Bank of Scotland under the terms of FirstCity’s revolving acquisition facility with Bank of Scotland. In the event that a demand is made under the $12.6 million letter of credit, FirstCity would be required to reimburse Bank of Scotland by making payment to Bank of Scotland for all amounts disbursed or to be disbursed by Bank of Scotland under the letter of credit.

Wells Fargo Foothill, LLC

At March 31, 2009, ABL had a $25.0 million revolving loan facility with WFF for the purpose of financing and acquiring SBA loans. This credit facility matures in January 2010 and is secured by substantially all of the assets of ABL. In addition, FirstCity provides WFF with an unconditional guaranty for all of ABL’s obligations up to a maximum of $5.0 million plus enforcement costs.

In February 2009, ABL and WFF entered into an agreement to amend the revolving credit facility by reducing the maximum credit line to $25.0 million from $40.0 million. In connection with this amendment, FirstCity provided WFF with an unconditional guaranty for all of ABL’s obligations up to a maximum of $5.0 million plus enforcement costs. The primary terms and key covenants of the $25.0 million revolving loan facility, as amended, are described in Part II, Item 5 of this Form 10-Q and our 2008 Form 10-K. At March 31, 2009, ABL was in compliance with all covenants or other requirements set forth in the credit agreement or other agreements with WFF.

Excluding the term acquisition facilities of the Company’s Acquisition Partnerships and other unconsolidated subsidiaries, as of March 31, 2009, the Company and its consolidated subsidiaries had credit facilities providing for borrowings in an aggregate principal amount of $408 million and outstanding borrowings of $294 million.

The following table summarizes the material terms of the credit facilities to which the Company, its major operating subsidiaries and the Acquisition Partnerships were parties to as of April 30, 2009, and the outstanding borrowings under such facilities as of March 31, 2009.

Credit Facilities

	Funded and
	Unfunded	Outstanding
	Commitment	Borrowings
	Amount as of	as of
	April 30,	March 31,
	2009	2009	Interest Rate	Other Terms and Conditions
	(Dollars in millions)

Bank of Scotland $225 million portfolio acquisition and working capital facility (1)	$225	$146	LIBOR+ 2.0% - 2.50%	Secured by equity interests and other assets of FirstCity, matures November 2010

Bank of Scotland $100 million portfolio acquisition - revolving credit	100	86	LIBOR+ 2.0%	Secured by assets of FH Partners, L.P. and guaranteed by the Company, matures November 2010

Bank of Scotland $25 million subordinated delayed draw credit	25	11	LIBOR+ 5.0%	Secured by security interests in assets of FirstCity and wholly-owned subsidiaries, matures November 2010

American Bank term loan for portfolio acquisition by FC Washington	1	1	Fixed 5.0%	Secured by assets of FC Washington and guaranteed by the Company, matures May 2011

Participation payable	1	1	11.62% imputed rate	Participation agreement on 33% of net cash flows received on one portfolio

Banco Santander term loan denominated in Mexican pesos	10	9	Rate based on 28 day Mexican index rate (TIIE) plus 2.0%	Secured by Bank of Scotland letter of credit, matures November 2009, commitment amount 142,240,000 MXN

Wells Fargo Foothill, Inc. $25 million revolving loan facility	25	20	Greater of 3.625% or 90-day LIBOR plus 2.625%	Secured by assets of American Business Lending, Inc., matures January 2010

Bank of America term loan	3	3	LIBOR+ 2.25%	Secured by assets of East Penn Railroad LLC, matures March 2011

Bank of America revolving loan facility	1	—	Option of Base Rate (greater of prime or Federal Funds Rate+ .5%) plus margin, or LIBOR plus margin	Secured by assets of East Penn Railroad LLC, matures March 2011

Merrill Lynch Mortgage Trust term loan	8	8	Fixed 6.07%	Secured by assets of Oregon Short Line Building LLC, matures April 2016

Notes payable to banks	399	285

MCS Trust SA de CV term loan	9	9	Fixed 20%	Secured by assets of FC Acquisitions, SRL de CV, matures June 2020

Note payable to affiliate	9	9

Total	$408	$294

(1)          The Bank of Scotland facility allows loans to be made in Euros up to a maximum amount in Euros that is equivalent to $50.0 million. At March 31, 2009, the Company had approximately $28.4 million outstanding under the Euro-denominated portion of this facility.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. All statements regarding our expected financial position, strategies and growth prospects, anticipated events or trends, and general economic conditions that we expect to exist in the future, are forward-looking statements. The words, “anticipates,” “believes,” “feels,” “expects,” “estimates,” “seeks,” “strives,” “plans,” “intends,” “outlook,” “forecast,” “position,” “target,” “mission,” “assume,” “achievable,” “potential,” “strategy,” “goal,” “aspiration,” “outcome,” “continue,” “remain,” “maintain,” “trend,” “objective” and variations of such words and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, as they relate to our business, operations and management, are intended to identify forward-looking statements and are not historical facts.

You are cautioned that forward-looking statements are subject to numerous assumptions, risks and uncertainties which change over time. As such, our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. For a discussion on the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Form 10-K.

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

SBA loans receivable were $25.4 million at March 31, 2009, of which $9.7 million were related to the guaranteed portion of these loans. The guaranteed portion is backed by the full faith and credit of the U.S. Small Business Administration, and is generally sold into the secondary market. Virtually all of the SBA loans have variable interest rates. Assuming that the balance sheet were to remain constant and no actions were taken to modify the existing interest rate sensitivity, a hypothetical immediate change in interest rates would have a minimal effect on interest income from SBA loans for the first quarter of 2009. Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet, and other business developments that could affect a net increase (decrease) in assets. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

FirstCity had $293.5 million in debt outstanding at March 31, 2009. The Company is exposed to interest rate risk primarily through its variable rate debt, which totaled $276.7 million or 94.3% of the Company’s total debt. A 50 basis point change in interest rates would increase or decrease FirstCity’s annual interest expense by approximately $1.4 million.

Foreign Currency Risk

The Company currently has loans and equity investments in Europe and Latin America (i.e. Mexico, Argentina, Brazil and Chile). The Company’s investments in these regions are primarily in the form of equity and represent a significant portion of the Company’s total equity investments. As previously discussed, the revolving acquisition facility with Bank of Scotland for $225.0 million provides that the Company may borrow up to a maximum amount in Euros that is equivalent to U.S. $50 million. At March 31, 2009, the Company had U.S. $28.4 million in Euro-denominated debt for the purpose of hedging a portion of the net equity investments in Europe. In November 2006, the Company acquired a line of credit facility with Banco Santander, S.A. that provides that the Company may borrow up to a current maximum of 142,240,000 Mexican pesos. At March 31, 2009, the Company had 142,240,000 in Mexican peso-denominated debt, which was equivalent to U.S. $9.5 million. Management of the Company feels that these loan agreements will help reduce the risk of adverse effects of currency changes on these investments.

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

		One U.S. dollar equals	Estimated decline in valuation of investments resulting from incremental depreciation of foreign currency of (dollars in thousands)
			5%	10%

Europe	EUR	0.76	$1,698	$3,253

Mexico	MXN	14.33	$1,879	$3,631

Chile	CLP	586.36	$160	$305

Brazil	BRL	2.31	$20	$38

Argentina	ARS	3.72	$34	$66

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms relating to FirstCity, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

There have been no material developments with regard to any matters disclosed under Part I, Item 3 “Legal Proceedings” in our 2008 Form 10-K.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as previously disclosed under Item 1A in our 2008 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

ABL has a revolving loan facility with Wells Fargo Foothill, LLC (“WFF”) for the purpose of financing and acquiring SBA loans. The obligations under this facility are secured by substantially all of the assets of ABL. In connection with the first amendment to this facility on February 27, 2007, the maximum credit line on the loan facility was increased to $40.0 million; and FirstCity provided WFF with an unconditional guaranty, up to a maximum of $5.0 million plus enforcement cost, of the obligations of ABL under the loan facility that relates to funds advanced to ABL for the acquisition of a SBA loan portfolio in February 2007. The guaranty was to remain in effect until the obligations incurred in connection with the advance to finance the SBA loan portfolio acquisition were paid in full.

On February 18, 2009, ABL and WFF entered into a Third Amendment (the “Amendment”), to be effective February 1, 2009, which amended certain terms in the loan facility. Additionally, FirstCity executed an Amended and Restated General Continuing Limited Guaranty dated as of February 18, 2009 in favor of WFF which extended the guaranty to include all of ABL’s debt obligations under the loan facility, up to a maximum of $5.0 million plus enforcement costs, and provides that the guaranty will remain in place until all indebtedness under the loan facility is paid in full.

The Amendment made the following changes to the existing loan facility effective as of February 1, 2009: (i) reduced the maximum outstanding amount of the credit line from $40.0 million to $25.0 million, (ii) provided for the guaranty by FirstCity of all indebtedness under the loan facility up to a maximum of $5.0 million plus enforcement cost; (iii) revised the interest rates applicable to base rate loans; (iv) extended the maturity date to January 31, 2010; (v) reduced the minimum tangible net worth requirement for the fiscal quarter ending March 31, 2009, and for each quarter thereafter to $5.5 million, plus 100% of the positive amounts of ABL’s net income for each fiscal quarter after March 31, 2009; (vi) revised the facility fee of one-quarter of one percent (0.25%) per annum to be charged for non-use of the available maximum credit line to be calculated using $25 million as the amount of the maximum credit line on or after February 1, 2009; and (vii) revised the borrowing base for originating loans to be changed to an amount equal to 70% of the net eligible non-guaranteed loans originated by ABL that are borrower originated mixed collateral loans.

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

Separation Agreement and Release, dated March 31, 2004, by and between G. Stephen Fillip, FirstCity Servicing Corporation and FirstCity Financial Corporation (incorporated herein by reference to Exhibit 10.19 of the Company’s Form 10-Q dated May 14, 2004)

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

Corporation, as Borrower, and the Lenders named therein, as Lenders, and BoS(USA), Inc., as agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 10, 2007)

10.29	—

Letter agreement between FirstCity Financial Corporation and Bank of Scotland extending time period for closing of subordinate credit facility to be provided by BoS (USA,) Inc. to October 2, 2007 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated September 10, 2007)

10.30	—

Letter agreement between FirstCity Financial Corporation and BoS(USA), Inc. extending time period for closing of subordinate credit facility to be provided by BoS(USA), Inc. to October 31, 2007 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 5, 2007)

10.31	—

Letter agreement between FirstCity Financial Corporation and Bank of Scotland extending time period for closing of subordinate credit facility to be provided by BoS(USA), Inc. to October 31, 2007 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated October 5, 2007)

10.32	—

Letter agreement between FirstCity Financial Corporation and BoS(USA), Inc. extending time period for closing of subordinate credit facility to be provided by BoS(USA), Inc. to November 16, 2007 (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 8, 2007)

10.33	—

Letter agreement between FirstCity Financial Corporation and Bank of Scotland which amended the Revolving Credit Agreement to extend time period for closing of subordinate credit facility to be provided by BoS(USA), Inc. to November 16, 2007 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 8, 2007)

10.34	—

Amendment and Consent No. 25 to Revolving Credit Agreement, dated as of July 14, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 18, 2008)

10.35	—

Amendment and Consent No. 12 to Subordinated Delayed Draw Credit Agreement, dated as of July 14, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and BoS(USA), Inc., as Agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated July 18, 2008)

10.36	—

Amendment and Consent No. 6 to Revolving Credit Agreement, dated as of July 14, 2008, among FH Partners, LLC, as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K dated July 18, 2008)

10.37	—

Conditional Waiver Agreement Regarding Event of Default dated effective September 30, 2008, between American Business Lending, Inc., an affiliate of FirstCity, as borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.40 of the Company’s Form 10-Q dated November 10, 2008)

10.38	—

Conditional Waiver Under Loan Agreement dated November 10, 2008, between American Business Lending, Inc., an affiliate of FirstCity, as borrower, and Wells Fargo Foothill, LLC, as lender (incorporated herein by reference to Exhibit 10.41 of the Company’s Form 10-Q dated November 10, 2008)

10.39	—

Amendment and Consent No. 27 to Revolving Credit Agreement, dated as of December 12, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated December 15, 2008)

10.40	—

Amendment and Consent No. 14 to Subordinated Delayed Draw Credit Agreement, dated as of December 12, 2008, among FirstCity Financial Corporation as Borrower and the Lenders named therein, as Lenders, and BoS(USA), Inc., as Agent (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated December 15, 2008)

10.41	—

Amendment and Consent No. 7 to Revolving Credit Agreement, dated as of December 12, 2008, among FH Partners, LLC, as Borrower, and the Lenders named therein, as Lenders, and Bank of Scotland, as Agent (incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K dated December 15, 2008)

10.42	—	Mediator’s Proposal, dated November 20, 2008, among Michael S. Wilk, as mediator appointed by the Court of

Appeals for the First District for the State of Texas, and agreed to by the FCLT Loans Asset Corporation, FirstCity Financial Corporation, Timothy J. Blair, Class Representative of former employees of FirstCity Bancorporation of Texas, Inc., and JP Morgan Chase Bank, N.A., successor trustee (incorporated herein by reference to Exhibit 10.4 of the Company’s Form 8-K dated December 15, 2008)

10.43	—

Conditional Waiver Agreement Regarding Event of Default, dated and effective as of December 31, 2008, between American Business Lending, Inc., an affiliate of FirstCity, as borrower, and Wells Fargo Foothill, Inc., as lender (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 4, 2009)

10.44*	—	Amendment No. 3 to Loan Agreement, dated February 18, 2009, by and between American Business Lending, Inc., as Borrower, and Wells Fargo Foothill, LLC, as Lender

10.45*	—	Amended and Restated General Continuing Limited Guaranty, dated February 18, 2009, by FirstCity Financial Corporation, as Guarantor, and Wells Fargo Foothill, LLC, as Lender

31.1*	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTCITY FINANCIAL CORPORATION
Dated: May 12, 2009

	By:	/s/ JAMES T. SARTAIN
James T. Sartain
President and Chief Executive
Officer and Director
(Duly authorized officer and
Principal Executive Officer)

	By:	/s/ J. BRYAN BAKER
J. Bryan Baker
Senior Vice President and Chief
Financial Officer
(Duly authorized officer and
Principal Financial Officer)